Form 10-Q
period 1996-09-30
ESTEE LAUDER COMPANIES INC
filed 1996-10-30
CIK 1001250

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549-1004
                             ----------------------

                                    FORM 10-Q


(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-14064


                         THE ESTEE LAUDER COMPANIES INC.
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                  11-2408943
      (State or other jurisdiction of          (IRS Employer Identification No.)
      incorporation or organization)


   767 FIFTH AVENUE, NEW YORK, NEW YORK                       10153
 (Address of principal executive offices)                   (Zip Code)


         Registrant's telephone number, including area code 212-572-4200



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


At October 29, 1996, 60,483,235 shares of the registrant's Class A Common Stock, $.01 par value, and 56,839,667 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding.


================================================================================

                         THE ESTEE LAUDER COMPANIES INC.


                                      INDEX

                                                                          PAGE
                                                                          ----
PART I. FINANCIAL INFORMATION

        Consolidated Statements of Earnings --
           Three Months Ended September 30, 1996 and 1995..............     2

        Management's Discussion and Analysis of
           Financial Condition and Results of Operations...............     3

        Consolidated Balance Sheets --
           September 30, 1996 and June 30, 1996........................     7

        Consolidated Statements of Cash Flows --
           Three Months Ended September 30, 1996 and 1995..............     8

        Notes to Consolidated Financial Statements.....................     9

PART II. OTHER INFORMATION.............................................    11

                         THE ESTEE LAUDER COMPANIES INC.

                          PART I. FINANCIAL INFORMATION

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                                        THREE MONTHS ENDED
                                                                           SEPTEMBER 30
                                                                           ------------
                                                                         1996       1995
                                                                         ----       ----

                                                              (IN MILLIONS, EXCEPT PER SHARE DATA)
NET SALES.....................................................         $872.8      $833.1

Cost of sales.................................................          199.8       193.3
                                                                       ------      ------
GROSS PROFIT..................................................          673.0       639.8

Selling, general and administrative expenses:
  Selling, general and administrative.........................          563.7       536.5
  Related party royalties.....................................            8.0        10.4
                                                                       ------      ------
                                                                        571.7       546.9
                                                                       ------      ------
OPERATING INCOME..............................................          101.3        92.9

Interest income (expense), net:
  Interest expense, net.......................................           (1.2)       (1.4)
  Interest income from stockholders, net......................            -           1.6
                                                                       ------      ------
                                                                         (1.2)        0.2
                                                                       ------      ------
EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST............          100.1        93.1

Provision for income taxes....................................           44.5        44.1
Minority interest.............................................           (2.9)       (2.6)
                                                                       ------      ------
NET EARNINGS..................................................           52.7        46.4

Preferred stock dividends.....................................            5.9        15.6
                                                                       ------      ------
NET EARNINGS ATTRIBUTABLE TO COMMON STOCK (Note 1)............         $ 46.8      $ 30.8
                                                                       ======      ======

Net earnings per common share (Note 1)........................         $  .39         -
Weighted average common shares outstanding....................          118.6         -

Cash dividends declared per common share......................         $ .085         -


                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Estee Lauder Companies Inc. and its subsidiaries (collectively, the "Company") manufacture skin care, makeup and fragrance products which are distributed in over 100 countries and territories. The following is a comparative summary of operating results for the three months ended September 30, 1996 and 1995 and reflects the basis of presentation described in Note 1 to the consolidated financial statements for all periods presented:

                                                                        THREE MONTHS ENDED
                                                                           SEPTEMBER 30
                                                                           ------------
                                                                        1996         1995
                                                                        ----         ----
                                                                           (IN MILLIONS)
NET SALES
  BY REGION:
     The Americas:
        United States.........................................         $507.2      $ 489.5
        Other Americas........................................           32.0         28.2
                                                                       ------      -------
         Total Americas.......................................          539.2        517.7
     Europe, the Middle East & Africa.........................          206.0        189.6
     Asia/Pacific.............................................          127.6        125.8
                                                                       ------      -------
                                                                       $872.8      $ 833.1
                                                                       ======      =======

  BY PRODUCT CATEGORY:
     Skin Care................................................         $325.9      $ 335.7
     Makeup...................................................          317.9        289.6
     Fragrance................................................          229.0        207.8
                                                                       ------      -------
                                                                       $872.8      $ 833.1
                                                                       ======      =======

OPERATING INCOME
  The Americas:
     United States............................................         $ 61.5      $  57.1
     Other Americas...........................................            7.0          3.9
                                                                       ------      -------
       Total Americas.........................................           68.5         61.0
  Europe, the Middle East & Africa............................           23.9         20.7
  Asia/Pacific................................................            8.9         11.2
                                                                       ------      -------
                                                                       $101.3      $  92.9
                                                                       ======      =======

The following table sets forth certain consolidated statement of earnings data as a percentage of net sales:

                                                                        THREE MONTHS ENDED
                                                                           SEPTEMBER 30
                                                                           ------------
                                                                        1996         1995
                                                                        ----         ----
Net sales.....................................................          100.0%       100.0%
Cost of sales.................................................           22.9         23.2
                                                                        -----        -----
Gross profit..................................................           77.1         76.8
Selling, general and administrative expenses:
  Selling, general and administrative.........................           64.6         64.4
  Related party royalties.....................................            0.9          1.2
                                                                        -----        -----
                                                                         65.5         65.6
                                                                        -----        -----
Operating income..............................................           11.6         11.2
Interest income (expense), net................................           (0.1)         -
                                                                        -----        -----
Earnings before income taxes and minority interest............           11.5         11.2
Provision for income taxes....................................            5.1          5.3
Minority interest.............................................           (0.4)        (0.3)
                                                                        -----        -----
Net earnings..................................................            6.0%         5.6%
                                                                        =====        =====

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net sales increased 5% to $872.8 million from $833.1 million for the three-month period ended September 30, 1996 compared with the same prior-year period, on the strength of new product launches particularly in fragrance and makeup and the continued solid performance of existing key products. The strength of the U.S. dollar negatively impacted net sales for the current three-month period by approximately $18.0 million. Net sales for the current period include three months of sales of Bobbi Brown essentials ("Bobbi Brown"), in which a 100% interest was acquired in late October 1995.

Net sales of skin care products decreased 3% to $325.9 million from $335.7 million for the three months ended September 30, 1996 compared with the corresponding prior-year period. The strength of the U.S. dollar accounted for the majority of the net sales decrease in skin care products. In addition, although the current year-period benefited from the introduction of Fruition Extra, LipZone and All About Lips, the quarter over quarter comparison was unfavorably impacted by the successful launches of several products in the prior-year period, including DayWear Super Anti-Oxidant Complex and Daily Eye Saver. Net sales of makeup products increased 10% to $317.9 million from $289.6 million for the three months ended September 30, 1996 compared with the same prior-year period. The increase is primarily attributable to the inclusion of the Bobbi Brown product line, increased sales of Make-Up Art Cosmetics Limited ("M.A.C."), the recent launches of City Base Compact Foundation, Long Last Soft Shine Lipstick, Lip Shaper and Virtual Skin and the rollout of True Lipstick, as well as increased contributions from existing products such as Enlighten Skin-Enhancing Makeup and Soft Finish Makeup. Net sales of fragrance products rose 10% to $229.0 million from $207.8 million for the three months ended September 30, 1996 compared with the comparable prior-year period, driven by the outstanding sales growth of Estee Lauder pleasures, the impressive higher sales generated from the ongoing success of "tommy," the successful domestic debut of "tommy girl" and the launch of Kiton in selected European markets. The introduction of new products may have some cannibalization effect on sales of existing products, which is taken into account by the Company in its business planning. The Company's quarterly net sales are subject to seasonal fluctuations, particularly in the fragrance category.

All geographic regions posted sales increases with the Americas increasing 4% to $539.2 million from $517.7 million for the three months ended September 30, 1996 compared with the prior-year period. This increase reflects sales of new products across all categories and sales growth of existing products particularly in the United States coupled with higher sales from the Company's Canadian operations. In Europe, the Middle East & Africa, net sales increased 9% to $206.0 million from $189.6 million for the current-year quarter compared with the same prior-year period, primarily because of strong sales performances in the United Kingdom, Benelux, distributor and travel retail businesses and the inclusion of sales from the Company's recent joint venture, which was formed for the purpose of developing and distributing fragrances within Europe. Lower sales in France and Germany resulting from the continued difficult retail environments partially offset these increases. Net sales in Asia/Pacific increased 1% to $127.6 million from $125.8 million for the current three-month period compared with the prior-year period; strong sales growth in Taiwan, Korea, Australia and Hong Kong were partially offset by the impact of the strength of the U.S. dollar versus the yen on Japan sales. However, Japan recorded increased sales in the current-year period on a local currency basis. Excluding the impact of translation, Asia/Pacific sales would have grown 9% over the prior-year quarter. The Company strategically staggers its new product launches by geographic markets, which may account for differences in regional sales growth.

Cost of sales for the three months ended September 30, 1996 was 22.9% of net sales compared with 23.2% of net sales in the prior-year period. The improvement principally reflects the efficiencies resulting from the Company's continuing efforts to globalize its sourcing and manufacturing activities, as well as shifts in product mix.

Total selling, general and administrative expenses decreased to 65.5% of net sales in the three months ended September 30, 1996, compared with 65.6% of net sales in the prior-year period. Operating expenses, which were slightly higher, reflecting the timing of certain expenditures were more than offset by lower related party royalty expenses resulting from the purchase in the prior year of a stockholder's rights to receive certain U.S. royalty payments.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Operating income rose 9% to $101.3 million in the current quarter from $92.9 million in the same prior-year period, which resulted in an operating margin of 11.6% in the current period as compared to 11.2% in the prior-year period. The increase in operating income and margin was due to higher net sales coupled with cost of sales efficiencies and ongoing efforts to control selling, general and administrative expense increases. Operating income in the Americas increased 12% to $68.5 million from $61.0 million for the three months ended September 30, 1996 compared with the same prior-year period, due primarily to the net sales increase in the United States, the inclusion in the current-year period of operating results from Bobbi Brown and improved operating results in Canada and Latin America. In Europe, the Middle East & Africa, operating income increased 15% to $23.9 million from $20.7 million for the current-year period, compared with the corresponding prior-year period primarily because of improved operating results in Benelux, the United Kingdom and distributor and travel retail businesses. In Asia/Pacific, operating income decreased 21% to $8.9 million from $11.2 million for the current three months compared with the same prior-year period due to an unfavorable foreign exchange impact and the timing of promotional support for new launches in Japan, partially offset by higher operating results in Taiwan and Australia. The Company's quarterly operating results are subject to seasonal net sales fluctuations in addition to the level, scope and timing of expenditures related to product introductions.

Net interest expense was $1.2 million in the current-year period compared with net interest income of $0.2 million in the prior-year three-month period, primarily because the prior year period included net interest income from stockholders.

The provision for income taxes represents federal, foreign, state and local income taxes. The effective rate for income taxes in the three months ended September 30, 1996 was 44.5% compared with 47.4% for the three months ended September 30, 1995. These rates reflect the effect of state and local taxes, higher tax rates in certain foreign jurisdictions and certain nondeductible expenses. The decrease in the effective income tax rate was principally attributable to an increase in profits in lower taxed countries, the lessened impact of a relatively higher Japanese rate and the reduced relative negative impact of a stockholder's rights to receive certain U.S. royalty payments by reason of the Company's purchase of the rights in November 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds have historically been, and are expected to continue to be, cash flow from operations and borrowings under uncommitted and committed credit lines provided by banks in the United States and abroad. At September 30, 1996, the Company had cash and cash equivalents of $202.9 million compared with $254.8 million at June 30, 1996.

Uncommitted lines of credit amounted to $327.7 million at September 30, 1996 of which $110.3 million were used. Unused committed lines of credit available to the Company at September 30, 1996 amounted to $400 million. Total debt as a percentage of total capitalization (including short-term debt) was 18% at September 30, 1996 and 14% at June 30, 1996.

Net cash used for operating activities was $65.5 million in the three months ended September 30, 1996 as compared with $60.2 million in the prior year three-month period. These outflows reflect seasonal levels of accounts receivable, inventories and promotional merchandise and generally will reverse in the next three-month period. Net cash used for investing activities of $17.9 million and $14.7 million in the three months ended September 30, 1996 and 1995, respectively, principally reflects capital expenditures, which primarily include the continued upgrade of manufacturing and computer equipment, dies and molds, store and counter construction and renovations. Financing activities reflect dividends paid, borrowings and repayment of debt.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company owns a majority equity interest in M.A.C. and through contractual agreement, the Company has the right to acquire the remaining interest in M.A.C. at certain times between 1997 and 1999.

The Company has developed plans to construct a state-of-the-art warehouse and distribution center in Lachen, Switzerland, which is being designed to accommodate the Company's projected future growth. The Company plans on beginning construction in the current fiscal year and anticipates completion in approximately two years. The cost of the new distribution center is estimated at approximately $22.0 million at current exchange rates.

Dividend payments were $15.8 million in the three months ended September 30, 1996, an increase from $6.3 million in the prior-year period. The increase primarily reflects payments of approximately $10.0 million on the Company's Class A and Class B Common Stock, which stock was not outstanding in the prior-year period.

The Company enters into forward foreign exchange contracts and purchases foreign currency options to hedge foreign currency transactions for periods consistent with its identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the Company's costs and on the cash flows which it receives from its foreign subsidiaries. Almost all foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions rated as strong investment grade by a major rating agency. The contracts have varying maturities with none exceeding 24 months. As hedges, gains and losses on forward contracts are reflected in operating income along with the corresponding underlying transactions. Premiums on foreign currency options are amortized over the period being hedged. Costs associated with entering into such contracts have not been material to the Company's financial results. As a matter of policy, the Company does not engage in currency speculation. At September 30, 1996, the Company had contracts to exchange foreign currencies in the form of purchased currency options and forward exchange contracts in the amount of $62.1 million and $170.9 million, respectively. Foreign currencies exchanged under these contracts are principally the Belgian franc, U.K. pound, and Swiss franc.

The Company believes that cash on hand, internally generated cash flow and available credit lines will be adequate to support currently planned business operations and capital expenditures both on a near-term and long-term basis.

EFFECTS OF ACCOUNTING FOR STOCK-BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The statement encourages, but does not require, companies to account for stock compensation awards based on their fair value at the date the awards are granted. The resulting compensation award would be shown as an expense on the statement of earnings. Alternatively, the statement allows companies not to apply the new accounting method and continue to apply existing accounting standards, which generally result in no compensation cost for most fixed stock-option plans. Companies that do not elect the new method of accounting under SFAS No. 123 will be required to provide pro forma disclosures as if the fair value method had been applied. The Company will adopt the provisions of SFAS No. 123 in the current fiscal year by providing the required year end pro forma disclosures.

                         THE ESTEE LAUDER COMPANIES INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                            SEPTEMBER 30      JUNE 30
                                                                                1996           1996
                                                                                ----           ----
                                                                             (UNAUDITED)
                                                                                     (IN MILLIONS)
                             ASSETS

CURRENT ASSETS
Cash and cash equivalents...............................................     $  202.9        $  254.8
Accounts receivable, net................................................        621.2           476.2
Inventory and promotional merchandise...................................        467.5           452.8
Prepaid expenses and other current assets...............................        159.9           148.8
                                                                             --------        --------
    TOTAL CURRENT ASSETS................................................      1,451.5         1,332.6

PROPERTY, PLANT AND EQUIPMENT, NET......................................        238.6           229.3

OTHER ASSETS
Investments, at cost or market value....................................         26.1            24.7
Deferred taxes..........................................................         43.7            43.1
Intangible assets.......................................................        141.7           146.6
Other assets............................................................         40.5            45.3
                                                                             --------        --------
                                                                                252.0           259.7
                                                                             --------        --------
                                                                             $1,942.1        $1,821.6
                                                                             ========        ========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable and current maturities of long-term debt..................     $  154.0         $ 105.6
Accounts payable........................................................        147.9           175.3
Accrued income taxes....................................................        104.5            72.9
Other accrued liabilities...............................................        540.7           511.3
                                                                             --------        --------
    TOTAL CURRENT LIABILITIES...........................................        947.1           865.1

NONCURRENT LIABILITIES
Long-term debt..........................................................         20.3            21.9
Other noncurrent liabilities............................................        179.3           180.4
                                                                             --------        --------
                                                                                199.6           202.3

$6.50 CUMULATIVE REDEEMABLE PREFERRED STOCK, AT REDEMPTION VALUE........        360.0           360.0

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 300,000,000 shares Class A authorized, shares outstanding 60,463,235 at September 30, 1996 and 60,458,235 at
   June 30, 1996; 120,000,000 shares Class B authorized, shares outstanding
   56,839,667...........................................................          1.2             1.2
Paid-in capital.........................................................        121.7           121.6
Retained earnings.......................................................        289.1           252.2
Unrealized investment gains, net........................................          3.5             2.9
Cumulative translation adjustments......................................         19.9            16.3
                                                                             --------        --------
                                                                                435.4           394.2
                                                                             --------        --------
                                                                             $1,942.1        $1,821.6
                                                                             ========        ========


                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED
                                                                                     SEPTEMBER 30
                                                                                     ------------
                                                                                   1996         1995
                                                                                   ----         ----
                                                                                     (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings...............................................................    $   52.7    $   46.4
  Adjustments to reconcile net earnings to net cash
    flows used for operating activities:
      Depreciation and amortization..........................................        13.0        10.5
      Amortization of purchased royalty rights...............................         4.4         -
      Deferred income taxes..................................................        (3.0)       (2.0)
      Minority interest......................................................         2.9         2.6
  Changes in operating assets and liabilities:
      Increase in accounts receivable, net...................................      (142.9)     (129.9)
      Increase in inventory and promotional merchandise......................       (13.4)      (38.7)
      Decrease in due from stockholders......................................         -           5.4
      Increase in other assets...............................................        (6.7)      (21.1)
      Decrease in accounts payable...........................................       (28.0)       (5.9)
      Increase in accrued income taxes.......................................        31.4        27.4
      Increase in other accrued liabilities..................................        28.6        33.8
      Increase (decrease) in other noncurrent liabilities....................        (4.5)       11.3
                                                                                 --------    --------
        NET CASH FLOWS USED FOR OPERATING ACTIVITIES.........................       (65.5)      (60.2)

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures.......................................................       (17.5)      (16.9)
  Increase in marketable securities..........................................         -          (0.4)
  Increase in long-term investments..........................................        (0.5)       (0.5)
  Decrease in long-term investments..........................................         0.1         3.1
                                                                                 --------    --------
        NET CASH FLOWS USED FOR INVESTING ACTIVITIES.........................       (17.9)      (14.7)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in notes payable..................................................        48.4        33.6
  Repayments of long-term debt...............................................        (1.6)       (1.6)
  Proceeds from exercise of stock options....................................         0.1         -
  Dividends paid.............................................................       (15.8)       (6.3)
                                                                                 --------    --------
        NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES......................        31.1        25.7

Effect of Exchange Rate Changes on Cash and Cash Equivalents.................         0.4         5.5
                                                                                 --------    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS....................................       (51.9)      (43.7)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR...............................       254.8       267.9
                                                                                 --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...................................    $  202.9    $  224.2
                                                                                 ========    ========


                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of The Estee Lauder Companies Inc. and its subsidiaries (collectively, the "Company"). In November 1995, the Company, its stockholders and certain affiliates consummated a recapitalization (the "Recapitalization"). As a result of the Recapitalization, the Company has three classes of stock outstanding (i.e., Class A Common Stock, Class B Common Stock and $6.50 Cumulative Redeemable Preferred Stock), and owns a majority equity interest in Make-Up Art Cosmetics Limited and a related entity (collectively, "M.A.C."), and all the outstanding shares of Estee Lauder AG Lachen ("Lachen") and Estee Lauder Realty Corp. ("EL Realty"), which ownership interests were previously held by certain members of the Lauder family. The Recapitalization included the following transactions: (i) the conversion of all the outstanding shares of the Company (other than the $6.50 Cumulative Redeemable Preferred Stock) into shares of newly created Class A Common Stock and Class B Common Stock, (ii) the exchange of all outstanding shares of preferred stock of two subsidiaries of the Company that were not then owned by the Company for shares of Class A Common Stock and Class B Common Stock, (iii) the acquisition by the Company of all the shares of Lachen not then owned by the Company and all of the outstanding shares of EL Realty in exchange for shares of Class A Common Stock and Class B Common Stock and (iv) the acquisition by the Company of all the outstanding partnership interests of Lauder Family Partners, L.P. (which initially acquired the interest in M.A.C.) in exchange for shares of Class A Common Stock and Class B Common Stock.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K for the year ended June 30, 1996.

PRO FORMA NET EARNINGS PER SHARE

Pro forma net earnings per share amounts for the three months ended September 30, 1995 are based on the weighted average common shares outstanding during the period. As a result of the Recapitalization, the pro forma weighted average number of outstanding common shares has been computed assuming the Recapitalization occurred at the beginning of fiscal 1996. Pro forma net earnings per share are computed by dividing the pro forma weighted average common shares outstanding into the earnings applicable to such shares. The net earnings attributable to common stock reflects recurring preferred stock dividends on the Company's $6.50 Cumulative Redeemable Preferred Stock as well as nonrecurring preferred stock dividends associated with several classes of preferred stock converted or exchanged into common shares in the Recapitalization. For purposes of computing pro forma net earnings per share, dividends paid or accrued on the classes of preferred stock which were converted or exchanged in the Recapitalization are assumed not to have occurred and are excluded from the computation.

Accordingly, pro forma net earnings per share for the three-month period ended September 30, 1995, computed on the basis described above, amounted to $.35, based upon pro forma net earnings attributable to common stock of $40.5 million, after being reduced by pro forma preferred stock dividends of $5.9 million. Pro forma weighted average shares outstanding of 114.6 million were used in calculating the pro forma net earnings per share amount. Due to the change in the Company's capital structure effected by the Recapitalization, actual shares and per share data for the three months ended September 30, 1995, are not comparable to, or meaningful in the context of, the current period. Likewise, due to the Recapitalization, historical earnings per share data for the three-month period ended September 30, 1995, are not included herein.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


INVENTORY AND PROMOTIONAL MERCHANDISE

Inventory and promotional merchandise include only items saleable or usable in future periods and are stated at the lower of first-in, first-out cost or market. Promotional merchandise is charged to expense at the time the merchandise is shipped to the Company's customers.

                                                      SEPTEMBER 30     JUNE 30
                                                          1996           1996
                                                          ----           ----
                                                              (IN MILLIONS)
    Inventory and promotional merchandise consists of:
     Raw materials................................       $111.9        $ 105.6
     Work in process..............................         24.6           30.2
     Finished goods...............................        217.9          203.1
     Promotional merchandise......................        113.1          113.9
                                                         ------        -------
                                                         $467.5        $ 452.8
                                                         ======        =======

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are carried at cost. For financial statement purposes, depreciation is provided principally on the straight-line method over the estimated useful lives of the assets ranging from 3 to 40 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lives of the respective leases or the expected useful lives.

                                                        SEPTEMBER 30     JUNE 30
                                                            1996           1996
                                                            ----           ----
                                                                (IN MILLIONS)

      Land..........................................       $ 12.1        $  11.8
      Buildings and improvements....................         84.7           82.6
      Machinery and equipment.......................        332.2          319.3
      Furniture and fixtures........................         44.1           42.2
      Leasehold improvements........................         79.5           73.7
                                                           ------        -------
                                                            552.6          529.6
      Less accumulated depreciation and amortization        314.0          300.3
                                                           ------        -------
                                                           $238.6        $ 229.3
                                                           ======        =======

STATEMENT OF CASH FLOWS

Supplemental disclosures of cash flow information:

                                                 THREE MONTHS ENDED SEPTEMBER 30
                                                 -------------------------------
                                                      1996           1995
                                                      ----           ----
                                                           (IN MILLIONS)
Cash paid during the period for:
 Interest ....................................        $ 1.7         $  2.3
 Income taxes.................................        $18.3         $ 16.9

MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements. Actual results could differ from those based upon such estimates and assumptions.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 -- INITIAL PUBLIC OFFERING

In November 1995, the Company completed an initial public offering ("the Offering") of 17,606,252 shares of Class A Common Stock at an initial offering price of $26.00 per share. Prior to the Offering, there was no public market for the Company's capital stock.

Of the 17,606,252 shares of Class A Common Stock offered, 2,731,252 shares were issued and sold by the Company and 14,875,000 shares were sold by members of the Lauder family. The Company did not receive any of the proceeds from the sales of the shares sold by the Lauder family members. The net proceeds to the Company from the Offering, after deducting applicable underwriting discounts and offering expenses, were $59.3 million. The net proceeds to the Company were used to repay short-term debt.


NOTE 3 -- ACQUISITION OF BUSINESSES

In October 1995, the Company acquired a 100% interest in Bobbi Brown essentials, a line of professional color makeup and skin care products. The Company acquired the interest by issuing short-term notes, which matured in January 1996. Additional contingent earn-out payments will be made in later periods. The acquisition has been accounted for as a purchase and the financial statements include the results of its operations from the date of acquisition.


                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various routine legal proceedings incident to the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on its business or financial condition.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits--

         10.1  Amendment No. 1 to Stockholders' Agreement.

         27.1  Financial Data Schedule.

(b) Reports on Form 8-K -- There were no reports on Form 8-K for the three months ended September 30, 1996.

                         THE ESTEE LAUDER COMPANIES INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              THE ESTEE LAUDER COMPANIES INC.



Date:  October 30, 1996                           By:/s/ Robert J. Bigler
                                                  -----------------------
                                                      Robert J. Bigler
                                                    Senior Vice President
                                                 and Chief Financial Officer
                                                  (Principal Financial and
                                                     Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.                         Description
-----------                         -----------

10.1                  Amendment No. 1 to Stockholders' Agreement.

27.1                  Financial Data Schedule.