Form 10-Q
period 1996-12-31
ESTEE LAUDER COMPANIES INC
filed 1997-01-28
CIK 1001250

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549-1004
                             ----------------------

                                    FORM 10-Q


(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


At January 27, 1997, 60,486,913 shares of the registrant's Class A Common Stock, $.01 par value, and 56,839,667 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding.

                         THE ESTEE LAUDER COMPANIES INC.


                                      INDEX

                                                                                                          PAGE
                                                                                                          ----
PART I. FINANCIAL INFORMATION

         Consolidated Statements of Earnings --
              Three Months and Six Months Ended December 31, 1996 and 1995.............................      2

         Management's Discussion and Analysis of
              Financial Condition and Results of Operations............................................      3

         Consolidated Balance Sheets --
              December 31, 1996 and June 30, 1996......................................................      8

         Consolidated Statements of Cash Flows --
              Six Months Ended December 31, 1996 and 1995..............................................      9

         Notes to Consolidated Financial Statements....................................................     10

PART II. OTHER INFORMATION.............................................................................     13


                         THE ESTEE LAUDER COMPANIES INC.

                          PART I. FINANCIAL INFORMATION

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                DECEMBER 31                DECEMBER 31
                                                                                -----------                -----------
                                                                             1996      1995              1996        1995
                                                                             ----      ----              ----        ----
                                                                                   (IN MILLIONS, EXCEPT PER SHARE DATA)

NET SALES........................................................            $941.5     $860.8        $1,814.3     $1,693.9

Cost of sales....................................................             217.6      210.4           417.4        403.7
                                                                            -------    -------       ---------     --------
GROSS PROFIT.....................................................             723.9      650.4         1,396.9      1,290.2

Selling, general and administrative expenses:
   Selling, general and administrative...........................             589.0      530.5         1,152.7      1,067.0
   Related party royalties.......................................               9.0       10.9            17.0         21.3
                                                                            -------    -------         -------     --------
                                                                              598.0      541.4         1,169.7      1,088.3
                                                                            -------    -------         -------     --------
OPERATING INCOME.................................................             125.9      109.0           227.2        201.9

Interest income (expense), net:
   Interest income (expense), net................................               0.1        -              (1.1)        (1.4)
   Interest income from stockholders, net........................               -          1.1             -            2.7
                                                                            -------    -------         -------     --------
                                                                                0.1       1.1             (1.1)         1.3
                                                                            -------    -------         -------     --------
EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST...............             126.0      110.1           226.1        203.2

Provision for income taxes.......................................              50.5       47.3            95.0         91.4
Minority interest................................................              (5.6)      (4.3)           (8.5)        (6.9)
                                                                            -------    -------         -------     --------
NET EARNINGS.....................................................              69.9       58.5           122.6        104.9

Preferred stock dividends........................................               5.8       30.2            11.7         45.8
                                                                            -------    -------         -------     --------
NET EARNINGS ATTRIBUTABLE TO COMMON STOCK (Note 1)...............           $  64.1    $  28.3         $ 110.9     $   59.1
                                                                            =======    =======         =======     ========

Net earnings per common share (Note 1)...........................           $   .54        -           $   .93          -
Weighted average common shares outstanding.......................             118.9        -             118.7          -

Cash dividends declared per common share.........................           $  .085        -           $   .17          -


                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Estee Lauder Companies Inc. and its subsidiaries (collectively, the "Company") manufacture skin care, makeup and fragrance products which are distributed in over 100 countries and territories. The following is a comparative summary of operating results for the three and six months ended December 31, 1996 and 1995 and reflects the basis of presentation described in
Note 1 to the consolidated financial statements for all periods presented:

                                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                              DECEMBER 31                 DECEMBER 31
                                                                         ----------------------      ------------------------
                                                                             1996       1995            1996         1995
                                                                             ----       ----            ----         ----
                                                                                             (IN MILLIONS)
NET SALES
   BY REGION:
      The Americas:
         United States...........................................            $486.6     $441.8       $   993.8     $  931.3
         Other Americas..........................................              38.8       30.6            70.8         58.8
                                                                             ------     ------       ---------      -------
           Total Americas........................................             525.4      472.4         1,064.6        990.1
      Europe, the Middle East & Africa...........................             266.7      235.7           472.7        425.3
      Asia/Pacific...............................................             149.4      152.7           277.0        278.5
                                                                             ------     ------       ---------     --------
                                                                             $941.5     $860.8        $1,814.3     $1,693.9
                                                                             ======     ======        ========     ========

   BY PRODUCT CATEGORY:
      Skin Care..................................................            $324.3     $298.8       $   650.2     $  634.5
      Makeup.....................................................             319.1      273.4           637.0        563.0
      Fragrance..................................................             298.1      288.6           527.1        496.4
                                                                             ------     ------       ---------     --------
                                                                             $941.5     $860.8       $ 1,814.3     $1,693.9
                                                                             ======     ======       =========     ========

OPERATING INCOME
   The Americas:
      United States..............................................            $ 59.0     $ 54.9       $   120.5     $  112.0
      Other Americas.............................................              15.5        6.7            22.5         10.6
                                                                             ------     ------       ---------     --------
         Total Americas..........................................              74.5       61.6           143.0        122.6
   Europe, the Middle East & Africa..............................              35.4       19.4            59.3         40.1
   Asia/Pacific..................................................              16.0       28.0            24.9         39.2
                                                                             ------     ------       ---------     --------
                                                                             $125.9     $109.0       $   227.2     $  201.9
                                                                             ======     ======       =========     ========

The following table sets forth certain consolidated statement of earnings data as a percentage of net sales:

                                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                              DECEMBER 31                 DECEMBER 31
                                                                         ----------------------      -------------------------
                                                                             1996       1995             1996         1995
                                                                             ----       ----             ----         ----

Net sales........................................................             100.0%     100.0%          100.0%       100.0%
Cost of sales....................................................              23.1       24.4            23.0         23.8
                                                                             ------       ----           -----        -----
Gross profit.....................................................              76.9       75.6            77.0         76.2
Selling, general and administrative expenses:
   Selling, general and administrative...........................              62.5       61.6            63.5         63.0
   Related party royalties.......................................               1.0        1.3             1.0          1.3
                                                                             ------     ------           -----        -----
                                                                               63.5       62.9            64.5         64.3
                                                                             ------     ------           -----        -----
Operating income.................................................              13.4       12.7            12.5         11.9
Interest income (expense), net...................................               -          0.1             -            0.1
                                                                             ------     ------           -----        -----
Earnings before income taxes and minority interest...............              13.4       12.8            12.5         12.0
Provision for income taxes.......................................               5.4        5.5             5.2          5.4
Minority interest................................................              (0.6)      (0.5)           (0.5)        (0.4)
                                                                             ------     ------           -----        -----
Net earnings  ...................................................               7.4%       6.8%            6.8%         6.2%
                                                                             ======     ======           =====        =====

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net sales increased 9% to $941.5 million from $860.8 million, and 7% to $1,814.3 million from $1,693.9 million for the three and six months ended December 31, 1996, respectively, compared with the same prior-year periods, on the strength of new product launches, the global rollout of recent fragrance introductions, the reformulation/relaunch of Fruition Extra and the continued solid performance of existing key products. The continuing strength of the U.S. dollar negatively impacted net sales for the current three and six month periods by approximately $21.0 million and $39.0 million, respectively. This movement of the U.S. dollar negatively affected the operating results of each of the Company's regions and product categories. Excluding the impact of foreign currency translation, net sales would have increased 12% and 9% during the three and six months ended December 31, 1996, respectively. Net sales for the current year include six months of sales of Bobbi Brown essentials, in which a 100% interest was acquired in late October 1995.

Net sales of skin care products increased 9% to $324.3 million from $298.8 million, and 2% to $650.2 million from $634.5 million for the three and six months ended December 31, 1996, respectively, compared with the corresponding prior-year periods. These increases were due in part to the worldwide reformulation/relaunch of Fruition Extra, the introduction of LipZone, Moisture On-Line and All About Lips, and the continued growth of existing products such as Moisture On-Call, Dramatically Different Moisturizing Lotion and Day Wear Super Anti-Oxidant Complex. In addition, the current quarter benefited from the domestic debut of Nutritious Bio-Moisture Complex. Net sales of makeup products rose 17% to $319.1 million from $273.4 million, and 13% to $637.0 million from $563.0 million for the current three and six-month periods, respectively, compared with the same prior-year periods. Higher makeup product sales were due to the recent launches of City Base Compact Foundation, Long Last Soft Shine Lipstick, Virtual Skin, Futurist Age-Resisting Makeup, Lip Shaper and Ultra Mascara and increased sales of M.A.C. and Bobbi Brown products. The current-year periods also benefited from the international rollout of True Lipstick and increased contributions from existing products such as Soft Finish Makeup and Enlighten Skin-Enhancing Makeup. Net sales of fragrance products increased 3% to $298.1 million from $288.6 million, and 6% to $527.1 million from $496.4 million for the three and six months ended December 31, 1996, respectively, compared with the same prior-year periods. Outstanding sales results from the introduction of Estee Lauder pleasures in the Asian markets and the initial holiday sales in Europe, combined with increased worldwide sales of "tommy," the successful fall 1996 domestic debut of "tommy girl," the launch of Kiton in selected European markets and the international launch of Havana Pour Elle were the primary factors contributing to the higher sales in the fragrance product category. The highly successful domestic launch of Estee Lauder pleasures in the six months ended December 31, 1995 reduced the period over period favorable comparisons. The introduction of new products may have some cannibalization effect on sales of existing products, which is taken into account by the Company in its business planning. The Company's quarterly net sales are subject to seasonal fluctuations, particularly in the fragrance category.

Sales in the Americas increased 11% to $525.4 million from $472.4 million, and 8% to $1,064.6 million from $990.1 million for the three and six months ended December 31, 1996, respectively, compared with the prior-year periods. This increase is driven by sales of new products across all categories and sales growth of existing products particularly in the United States coupled with higher sales from the Company's Canadian operations. In Europe, the Middle East & Africa, net sales increased 13% to $266.7 million from $235.7 million, and 11% to $472.7 million from $425.3 million for the current three and six month periods ended December 31, 1996, respectively, compared with the same prior-year periods, primarily because of strong sales performances in the United Kingdom, Italy, France, Benelux, distributor and travel retail businesses and the inclusion of sales from the Company's recent joint venture, which was formed for the purpose of developing and distributing fragrances within Europe. Lower sales in Germany in the six months ended December 31, 1996, resulting from a continuing difficult retail environment, partially offset these increases. Net sales in Asia/Pacific decreased 2% to $149.4 million from $152.7 million, and 1% to $277.0 million from $278.5 million for the three and six months ended December 31, 1996, respectively, compared with the same prior-year periods. All markets reported sales increases except Japan, with strong sales growth in Taiwan, Korea, Australia and Hong Kong being more than offset by lower Japan sales principally due to the impact of the strength of the U.S. dollar versus the yen. In Japan, while units sold increased, on a local currency basis, sales declined slightly due to selective price reductions on certain products, competitive pricing on new product introductions and difficult market conditions. Excluding the impact of currency translation, Asia/Pacific sales would have grown 3% and 6% over the prior-year three and six month periods, respectively. The Company strategically staggers its new product launches by geographic markets, which may account for differences in regional sales growth.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Cost of sales for the three and six months ended December 31, 1996 were 23.1% and 23.0%, respectively, of net sales compared with 24.4% and 23.8% of net sales in the prior-year periods. The improvements principally reflect the efficiencies achieved as a result of the Company's continuing efforts to globalize its sourcing and manufacturing activities, as well as shifts in product mix.

Total selling, general and administrative expenses increased to 63.5% and 64.5% of net sales in the current three and six month periods, respectively, compared with 62.9% and 64.3% of net sales in the prior-year periods. Higher operating expenses primarily reflect increases in, and timing of, the Company's advertising and promotional spending due to significant fragrance launches and rollouts and incremental advertising in selective markets. The increase was partially offset by lower related party royalty expenses resulting from the purchase in the prior year of a stockholder's rights to receive certain U.S. royalty payments.

Operating income rose 16% to $125.9 million from $109.0 million, and 13% to $227.2 million from $201.9 million for the three and six months ended December 31, 1996, respectively, compared with the same prior-year periods. Operating margins were 13.4% and 12.5% in the current periods as compared to 12.7% and 11.9% in the corresponding prior-year periods. The increase in operating income and margins was due to higher net sales coupled with cost of sales efficiencies, partially offset by higher advertising and promotional spending. Operating income in the Americas increased 21% to $74.5 million from $61.6 million, and 17% to $143.0 million from $122.6 million for the three and six months ended December 31, 1996, respectively, compared with the same prior-year periods, primarily due to the net sales increases in the United States, the inclusion of a full six months of operating results from Bobbi Brown and improved operating results in Canada and Latin America. In Europe, the Middle East & Africa, operating income increased 82% to $35.4 million from $19.4 million and 48% to $59.3 million from $40.1 million for the three and six months ended December 31, 1996, respectively, primarily because of improved operating results in Germany, the United Kingdom, France, Benelux and distributor and travel retail businesses. In Asia/Pacific, operating income decreased 43% to $16.0 million from $28.0 million and 36% to $24.9 million from $39.2 million for the three and six months ended December 31, 1996, respectively, compared with the same prior-year periods due to an unfavorable foreign exchange impact, an increase in promotional support for new product launches and new Origins doors and a difficult retail environment in Japan, which were minimally offset by improved operating results in Australia, Malaysia and Thailand. The Company's quarterly operating results are subject to seasonal net sales fluctuations in addition to the level, scope and timing of expenditures related to product introductions.

Net interest income was $0.1 million for the three months ended December 31, 1996 and net interest expense was $1.1 million for the current six-month period compared with net interest income of $1.1 million and $1.3 million in the same prior-year periods, primarily because the prior-year periods included net interest income from stockholders.

The provision for income taxes represents federal, foreign, state and local income taxes. The effective rate for income taxes in the three and six months ended December 31, 1996 was 40.1% and 42.0%, respectively, compared with 43.0% and 45.0% in the prior-year periods. The decrease in the effective tax rate is due to a relative change in the mix of earnings from higher tax countries such as Japan to lower tax countries and the reduced relative negative impact of a stockholder's rights to receive certain U.S. royalty payments by reason of the Company's purchase of the rights in November 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds have historically been, and are expected to continue to be, cash flow from operations and borrowings under uncommitted and committed credit lines provided by banks in the United States and abroad. At December 31, 1996, the Company had cash and cash equivalents of $288.5 million compared with $254.8 million at June 30, 1996.

Uncommitted lines of credit amounted to $312.1 million at December 31, 1996, of which $12.4 million were used. Unused committed lines of credit available to the Company at December 31, 1996 amounted to $400 million. Total debt as a percentage of total capitalization (including short-term debt) was 6% at December 31, 1996 and 14% at June 30, 1996. This decrease is due to a lower level of notes payable resulting from reduced seasonal working capital borrowing requirements, the repayment of long-term debt and the Company's profitability during the six months ended December 31, 1996.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net cash provided by operating activities decreased to $154.5 million in the six months ended December 31, 1996 from $171.5 million in the prior year six-month period. This decrease is due to higher working capital levels during the current six-month period as compared to the same prior-year period, principally attributable to a higher level of activity occurring in the latter part of the current six-month period in certain working capital components, such as accounts receivable, inventories and promotional merchandise and accounts payable. Net cash used for investing activities of $30.7 million and $22.4 million in the six months ended December 31, 1996 and 1995, respectively, principally reflects capital expenditures, which primarily include the continued upgrade of manufacturing and computer equipment, dies and molds, store and counter construction and renovations. In addition, investment activities in the six months ended December 31, 1995, reflect cash generated from a decrease in marketable securities. Financing activities reflect dividends paid and repayment of debt and, in 1995, cash proceeds received from the issuance of common stock in the Company's initial public offering.

The Company owns a majority equity interest in M.A.C., and through contractual agreement, the Company has the right to acquire the remaining interest in M.A.C. at certain times between 1997 and 1999. The Company anticipates that it will exercise its right to acquire an additional interest in M.A.C. during the second half of fiscal 1997.

The Company has developed plans to construct a state-of-the-art warehouse and distribution center in Lachen, Switzerland, which is being designed to accommodate the Company's projected future growth. The Company plans on beginning construction in the current fiscal year and anticipates completion in approximately one to two years. The cost of the new distribution center is estimated at approximately $22.0 million at current exchange rates.

Dividend payments were $21.7 million in the six months ended December 31, 1996, a decrease from $75.6 million in the prior-year period. The decrease reflects the absence of special dividends discussed below, as well as dividends paid on the Company's Participating Class I Preferred Stock, which stock ceased to be outstanding after the Company completed a recapitalization in fiscal 1996 as described in Note 1 to the consolidated financial statements. Immediately prior to the recapitalization, Estee Lauder AG Lachen, a subsidiary of the Company, declared a special cash dividend in the aggregate amount of $20.0 million payable to the then holders of its SFr 1,000 par value shares. The Company also declared a special dividend, payable to the then holders of its common stock, consisting of interests in corporations and partnerships holding certain assets of the Company, which were unrelated to the Company's core business, and $29.6 million in cash. The aggregate fair value of the assets in such corporations and partnerships was $19.6 million. The current year dividend payments reflect dividends of approximately $10.0 million on the Company's Class A and Class B Common Stock, which dividends on such stock in the prior year were not declared and paid until the prior year fiscal third quarter. In November 1996, the Company declared a quarterly dividend on its common stock totaling approximately $10.0 million which was paid in January 1997.

The Company enters into forward foreign exchange contracts and purchases foreign currency options to hedge foreign currency transactions for periods consistent with its identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the Company's costs and on the cash flows which it receives from its foreign subsidiaries. Almost all foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions rated as strong investment grade by a major rating agency. The contracts have varying maturities with none exceeding 24 months. As hedges, gains and losses on forward contracts are reflected in operating income along with the corresponding underlying transactions. Premiums on foreign currency options are amortized over the period being hedged. Costs associated with entering into such contracts have not been material to the Company's financial results. As a matter of policy, the Company does not engage in currency speculation. At December 31, 1996, the Company had contracts to exchange foreign currencies in the form of purchased currency options and forward exchange contracts in the amount of $61.5 million and $147.0 million, respectively. Foreign currencies exchanged under these contracts are principally the Belgian franc, U.K. pound, and Swiss franc.

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

                         THE ESTEE LAUDER COMPANIES INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                             DECEMBER 31           JUNE 30
                                                                                                 1996               1996
                                                                                                 ----               ----
                                                                                              (UNAUDITED)
                                                                                                        (IN MILLIONS)
                                    ASSETS


CURRENT ASSETS
Cash and cash equivalents...............................................................       $  288.5            $  254.8
Accounts receivable, net................................................................          604.4               476.2
Inventory and promotional merchandise...................................................          391.4               452.8
Prepaid expenses and other current assets...............................................          158.2               148.8
                                                                                               --------            --------
     TOTAL CURRENT ASSETS...............................................................        1,442.5             1,332.6

PROPERTY, PLANT AND EQUIPMENT, NET......................................................          241.7               229.3

OTHER ASSETS
Investments, at cost or market value....................................................           25.5                24.7
Deferred taxes..........................................................................           45.6                43.1
Intangible assets.......................................................................          138.3               146.6
Other assets  ..........................................................................           45.7                45.3
                                                                                               --------            --------
                                                                                                  255.1               259.7
                                                                                               --------            --------
                                                                                               $1,939.3            $1,821.6
                                                                                               ========            ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable and current maturities of long-term debt..................................       $   56.1            $  105.6
Accounts payable........................................................................          148.4               175.3
Accrued income taxes....................................................................          100.2                72.9
Other accrued liabilities...............................................................          588.7               511.3
                                                                                               --------            --------
     TOTAL CURRENT LIABILITIES..........................................................          893.4               865.1

NONCURRENT LIABILITIES
Long-term debt..........................................................................            -                  21.9
Other noncurrent liabilities............................................................          200.1               180.4
                                                                                               --------            --------
                                                                                                  200.1               202.3

$6.50 CUMULATIVE REDEEMABLE PREFERRED STOCK, AT REDEMPTION VALUE........................          360.0               360.0

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 300,000,000 shares Class A authorized, shares outstanding 60,486,913 at December 31, 1996 and 60,458,235 at June 30, 1996;
   120,000,000 shares Class B authorized, shares outstanding 56,839,667.................            1.2                 1.2
Paid-in capital.........................................................................          122.6               121.6
Retained earnings.......................................................................          343.2               252.2
Unrealized investment gains, net........................................................            3.5                 2.9
Cumulative translation adjustments......................................................           15.3                16.3
                                                                                               --------            --------
                                                                                                  485.8               394.2
                                                                                               --------            --------
                                                                                               $1,939.3            $1,821.6
                                                                                               ========            ========


                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                     SIX MONTHS ENDED
                                                                                                        DECEMBER 31
                                                                                                    1996            1995
                                                                                                    ----            ----
                                                                                                          (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings...............................................................................     $   122.6      $  104.9
   Adjustments to reconcile net earnings to net cash
     flows provided by operating activities:
       Depreciation and amortization..........................................................          27.5          22.1
       Amortization of purchased royalty rights...............................................           8.9           2.2
       Deferred income taxes..................................................................         (10.6)          6.5
       Minority interest......................................................................           8.5           6.9
       Employee share grants..................................................................           -             4.3
   Changes in operating assets and liabilities:
       Increase in accounts receivable, net...................................................        (133.5)        (56.3)
       Decrease (increase) in inventory and promotional merchandise...........................          62.3         (25.2)
       Decrease in due from stockholders......................................................           -           103.4
       Increase in other assets...............................................................         (11.3)       (111.8)
       Decrease in accounts payable...........................................................         (27.1)         (8.3)
       Increase in accrued income taxes.......................................................          27.3          30.5
       Increase in other accrued liabilities..................................................          68.7          74.7
       Increase in other noncurrent liabilities...............................................          11.2          17.6
                                                                                                   ---------      --------
         NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES......................................         154.5         171.5

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures.......................................................................         (30.7)        (37.5)
   Decrease in marketable securities..........................................................           -            13.3
   Increase in long-term investments..........................................................          (0.3)         (1.4)
   Decrease in long-term investments..........................................................           0.3           3.2
                                                                                                   ---------      --------
         NET CASH FLOWS USED FOR INVESTING ACTIVITIES.........................................         (30.7)        (22.4)

CASH FLOWS FROM FINANCING ACTIVITIES
   Decrease in notes payable..................................................................         (49.5)        (89.4)
   Repayments of long-term debt...............................................................         (21.9)         (3.2)
   Proceeds from issuance of common stock, net of issuance costs..............................           -            63.6
   Proceeds from exercise of stock options....................................................           0.7           -
   Dividends paid.............................................................................         (21.7)        (75.6)
                                                                                                   ---------      --------
         NET CASH FLOWS USED FOR FINANCING ACTIVITIES.........................................         (92.4)       (104.6)

Effect of Exchange Rate Changes on Cash and Cash Equivalents..................................           2.3           0.3
                                                                                                   ---------      --------
NET INCREASE IN CASH AND CASH EQUIVALENTS.....................................................          33.7          44.8
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..............................................         254.8         267.9
                                                                                                   ---------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD....................................................     $   288.5      $  312.7
                                                                                                   =========      ========


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

PRO FORMA NET EARNINGS PER SHARE

Pro forma net earnings per share amounts for the prior year periods are based on the weighted average common and dilutive common equivalent (e.g., stock options) shares outstanding during the period. As a result of the Recapitalization and the issuance of common stock in the Company's initial public offering (the "Offering"), as described in Note 2, the pro forma weighted average number of outstanding common shares have been computed assuming the Recapitalization occurred at the beginning of fiscal 1996 and, includes the amount of shares issued by the Company in the Offering from the date of issuance plus the effect of common shares contingently issuable, primarily from stock options, from that same date.

Pro forma net earnings per share are computed by dividing the pro forma weighted average common shares outstanding into the earnings applicable to such shares. The net earnings attributable to common stock reflects recurring preferred stock dividends on the Company's $6.50 Cumulative Redeemable Preferred Stock as well as nonrecurring preferred stock dividends associated with several classes of preferred stock converted or exchanged into common shares in the Recapitalization. For purposes of computing pro forma net earnings per share, dividends paid or accrued on the classes of preferred stock which were converted or exchanged in the Recapitalization are assumed not to have occurred and are excluded from the computation. Accordingly, earnings per share for the three and six months ended December 31, 1995, are reflected on a pro forma basis only, as follows:

                                                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                            DECEMBER 31, 1995           DECEMBER 31, 1995
                                                                           --------------------         -----------------
                                                                                   (IN MILLIONS, EXCEPT PER SHARE DATA)

Net earnings.....................................................                 $  58.5                   $  104.9
Pro forma preferred stock dividends..............................                     5.8                       11.7
                                                                                  -------                   --------
Pro forma net earnings attributable to common stock..............                 $  52.7                   $   93.2
                                                                                  =======                   ========
Pro forma net earnings per common share..........................                 $   .45                   $    .81
Pro forma weighted average common shares outstanding.............                   116.2                      115.4

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


                                                                       DECEMBER 31          JUNE 30
                                                                           1996               1996
                                                                           ----               ----
                                                                                 (IN MILLIONS)
         Inventory and promotional merchandise consists of:
           Raw materials.........................................         $  110.1          $ 105.6
           Work in process.......................................             21.6             30.2
           Finished goods........................................            157.4            203.1
           Promotional merchandise...............................            102.3            113.9
                                                                          --------          -------
                                                                          $  391.4          $ 452.8
                                                                          ========          =======

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

                                                                       DECEMBER 31          JUNE 30
                                                                           1996               1996
                                                                           ----               ----
                                                                                 (IN MILLIONS)

         Land....................................................         $   12.0          $  11.8
         Buildings and improvements..............................             87.3             82.6
         Machinery and equipment.................................            340.7            319.3
         Furniture and fixtures..................................             43.8             42.2
         Leasehold improvements..................................             81.2             73.7
                                                                          --------          -------
                                                                             565.0            529.6
         Less accumulated depreciation and amortization..........            323.3            300.3
                                                                          --------          -------
                                                                          $  241.7          $ 229.3
                                                                          ========          =======

STATEMENT OF CASH FLOWS

Supplemental disclosures of cash flow information:

                                                                       SIX MONTHS ENDED DECEMBER 31
                                                                           1996               1995
                                                                           ----               ----
                                                                                 (IN MILLIONS)
         Cash paid during the period for:
           Interest .............................................         $  4.2             $  6.7
           Income taxes..........................................         $ 69.6             $ 48.2

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

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 -- INITIAL PUBLIC OFFERING

In November 1995, the Company completed an initial public offering of 17,606,252 shares of Class A Common Stock at an initial offering price of $26.00 per share. Prior to the Offering, there was no public market for the Company's capital stock.

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


NOTE 3 -- ACQUISITION OF BUSINESS

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

The Company owns a majority equity interest in M.A.C., and through contractual agreement, the Company has the right to acquire the remaining interest in M.A.C. at certain times between 1997 and 1999. The Company anticipates that it will exercise its right to acquire an additional interest in M.A.C. during the second half of fiscal 1997.

                         THE ESTEE LAUDER COMPANIES INC.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

The Company is involved in various routine legal proceedings incident to the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on its business or financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Annual Meeting of the Stockholders of the Company was held on November 6, 1996.

(b)  The following directors were elected at the Annual Meeting of Stockholders:
     Fred H. Langhammer and Faye Wattleton, as Class I Directors for a term expiring at the 1997 Annual Meeting; William P. Lauder and P. Roy Vagelos, M.D., as Class II Directors for a term expiring at the 1998 Annual Meeting; and Leonard A. Lauder, Ronald S. Lauder and Marshall Rose, as Class III Directors for a term expiring at the 1999 Annual Meeting.

(c) (i)Each person elected as a director received the number of votes indicated beside his or her name:

          Name (Director Class)                         Votes For                 Votes Withheld
          ---------------------                         ---------                 --------------
          Fred H. Langhammer (I)                       625,584,834                    96,312
          Faye Wattleton (I)                           625,581,065                   100,081
          William P. Lauder (II)                       625,586,356                    94,790
          P. Roy Vagelos, M.D. (II)                    625,586,184                    94,962
          Leonard A. Lauder (III)                      625,587,267                    93,879
          Ronald S. Lauder (III)                       625,581,645                    99,501
          Marshall Rose (III)                          625,587,539                    93,607

     (ii) 625,652,570 votes were cast for and 12,205 votes were cast against the ratification of the selection of Arthur Andersen LLP as auditors for the Company. Abstentions totaled 16,371; there were no broker nonvotes.


ITEM 5. OTHER EVENTS.

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward looking statements of the Company made by, or on behalf of, the Company.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits--

           10.1  Form of Deferred Compensation Agreement with Outside Directors.

           10.2  Amendment No. 2 to Stockholders' Agreement.

           27.1  Financial Data Schedule.

           99.1 Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

(b) Reports on Form 8-K -- There were no reports on Form 8-K for the three months ended December 31, 1996.

                         THE ESTEE LAUDER COMPANIES INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           THE ESTEE LAUDER COMPANIES INC.



Date:  January 27, 1997                        By:/s/ Robert J. Bigler
                                                  -----------------------
                                                     Robert J. Bigler
                                                   Senior Vice President
                                                and Chief Financial Officer
                                                 (Principal Financial and
                                                    Accounting Officer)

                                  EXHIBIT INDEX


    EXHIBIT NO.                 DESCRIPTION
    -----------                 -----------

           10.1  Form of Deferred Compensation Agreement with Outside Directors.

           10.2  Amendment No. 2 to Stockholders' Agreement.

           27.1  Financial Data Schedule.

           99.1 Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.