Form 10-Q
period 1997-03-31
ESTEE LAUDER COMPANIES INC
filed 1997-04-29
CIK 1001250

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549-1004
                             ----------------------

                                    FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

At April 28, 1997, 61,336,663 shares of the registrant's Class A Common Stock, $.01 par value, and 56,839,667 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding.



================================================================================

                         THE ESTEE LAUDER COMPANIES INC.


                                      INDEX

                                                                            PAGE
PART I. FINANCIAL INFORMATION

  Consolidated Statements of Earnings --
       Three Months and Nine Months Ended March 31, 1997 and 1996.........    2

  Management's Discussion and Analysis of
       Financial Condition and Results of Operations......................    3

  Consolidated Balance Sheets --
       March 31, 1997 and June 30, 1996...................................    8

  Consolidated Statements of Cash Flows --
       Nine Months Ended March 31, 1997 and 1996..........................    9

  Notes to Consolidated Financial Statements..............................   10

PART II. OTHER INFORMATION................................................   13

                         THE ESTEE LAUDER COMPANIES INC.

                          PART I. FINANCIAL INFORMATION

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                 MARCH 31                    MARCH 31
                                                                           --------------------        --------------------
                                                                             1997      1996              1997        1996
                                                                             ----      ----              ----        ----

                                                                                   (IN MILLIONS, EXCEPT PER SHARE DATA)
NET SALES........................................................            $791.4     $763.9        $2,605.7     $2,457.8

Cost of sales....................................................             167.3      163.4           584.7        567.1
                                                                            -------    -------       ---------     --------
GROSS PROFIT.....................................................             624.1      600.5         2,021.0      1,890.7

Selling, general and administrative expenses:
   Selling, general and administrative...........................             547.5      535.4         1,700.2      1,602.4
   Related party royalties.......................................               7.7        6.8            24.7         28.1
                                                                            -------    -------         -------     --------
                                                                              555.2      542.2         1,724.9      1,630.5
                                                                            -------    -------         -------     --------
OPERATING INCOME.................................................              68.9       58.3           296.1        260.2

Interest income, net:
   Interest income (expense), net................................               2.3        0.4             1.2         (1.0)
   Interest income from stockholders, net........................               -          -               -            2.7
                                                                            ------     ------          ------      --------
                                                                                2.3        0.4             1.2          1.7
                                                                            -------    -------         -------     --------
EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST...............              71.2       58.7           297.3        261.9

Provision for income taxes.......................................              29.9       26.4           124.9        117.8
Minority interest................................................              (3.0)      (4.1)          (11.5)       (11.0)
                                                                            -------    -------         -------     --------
NET EARNINGS.....................................................              38.3       28.2           160.9        133.1

Preferred stock dividends........................................               5.9        5.9            17.6         51.7
                                                                            -------    -------         -------     --------
NET EARNINGS ATTRIBUTABLE TO COMMON STOCK (Note 1)...............           $  32.4    $  22.3         $ 143.3     $   81.4
                                                                            =======    =======         =======     ========

Net earnings per common share (Note 1)...........................           $   .27    $  .19          $  1.20        n/a
Weighted average common shares outstanding.......................             119.4      118.2           119.0        n/a

Cash dividends declared per common share.........................           $ .085     $ .085          $  .255     $   .085


                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Estee Lauder Companies Inc. and its subsidiaries (collectively, the "Company") manufacture skin care, makeup and fragrance products which are distributed in over 100 countries and territories. The following is a comparative summary of operating results for the three and nine months ended March 31, 1997 and 1996 and reflects the basis of presentation described in Note 1 to the consolidated financial statements for all periods presented:

                                                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                               MARCH 31                     MARCH 31
                                                                         ----------------------      ----------------------
                                                                             1997       1996            1997         1996
                                                                             ----       ----            ----         ----
                                                                                             (IN MILLIONS)
NET SALES
   BY REGION:
      The Americas:
         United States...........................................            $439.6     $409.6       $ 1,433.4     $1,340.9
         Other Americas..........................................              25.4       29.4            96.2         88.2
                                                                            -------    -------       ---------      -------
           Total Americas........................................             465.0      439.0         1,529.6      1,429.1
      Europe, the Middle East & Africa...........................             207.6      204.4           680.3        629.7
      Asia/Pacific...............................................             118.8      120.5           395.8        399.0
                                                                            -------    -------       ---------     --------
                                                                             $791.4     $763.9        $2,605.7     $2,457.8
                                                                             ======     ======        ========     ========

   BY PRODUCT CATEGORY:
      Skin Care..................................................            $328.2     $338.0       $   978.4     $  972.5
      Makeup.....................................................             324.9      300.3           961.9        863.3
      Fragrance..................................................             138.3      125.6           665.4        622.0
                                                                            -------    -------       ---------     --------
                                                                             $791.4     $763.9       $ 2,605.7     $2,457.8
                                                                             ======     ======       =========     ========

OPERATING INCOME
   The Americas:
      United States..............................................           $  24.8    $  25.5       $   145.3     $  137.5
      Other Americas.............................................               5.9        6.0            28.4         16.6
                                                                            -------    -------       ---------     --------
         Total Americas..........................................              30.7       31.5           173.7        154.1
   Europe, the Middle East & Africa..............................              29.6       20.2            88.9         60.3
   Asia/Pacific..................................................               8.6        6.6            33.5         45.8
                                                                            -------    -------       ---------     --------
                                                                            $  68.9    $  58.3       $   296.1     $  260.2
                                                                            =======    =======       =========     ========

The following table sets forth certain consolidated statements of earnings data as a percentage of net sales for the three and nine months ended March 31, 1997 and 1996, respectively:

                                                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                MARCH 31                     MARCH 31
                                                                         ----------------------      -------------------------
                                                                             1997       1996             1997         1996
                                                                             ----       ----             ----         ----
Net sales........................................................             100.0%     100.0%          100.0%       100.0%
Cost of sales....................................................              21.1       21.4            22.4         23.1
                                                                             ------    -------           -----        -----
Gross profit.....................................................              78.9       78.6            77.6         76.9
Selling, general and administrative expenses:
   Selling, general and administrative...........................              69.2       70.1            65.2         65.2
   Related party royalties.......................................               1.0        0.9             1.0          1.1
                                                                             ------     ------           -----        -----
                                                                               70.2       71.0            66.2         66.3
                                                                             ------     ------           -----        -----
Operating income.................................................               8.7        7.6            11.4         10.6
Interest income, net.............................................               0.3        0.1              -           0.1
                                                                             ------     ------           ----         -----
Earnings before income taxes and minority interest...............               9.0        7.7            11.4         10.7
Provision for income taxes.......................................               3.8        3.5             4.8          4.8
Minority interest................................................              (0.4)      (0.5)           (0.4)        (0.5)
                                                                             ------     ------           -----        -----
Net earnings  ...................................................               4.8%       3.7%            6.2%         5.4%
                                                                             ======     ======           =====        =====

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net sales increased by $27.5 million and $147.9 million, or 4% and 6%, for the three and nine months ended March 31, 1997, respectively, as compared to the prior year. The increase in net sales is due to the strength of new makeup and skin care product launches, the global rollout of recent women's and men's fragrance introductions, the introduction of Fruition Extra and the continued solid performance of existing core products. The continuing strength of the U.S. dollar negatively impacted net sales for the current three and nine month periods by approximately $24 million and $63 million, respectively. During the three months ended March 31, 1997, the strengthening of the U.S. dollar against most European currencies was particularly pronounced. Excluding the impact of foreign currency translation, net sales would have increased 7% and 9% during the three and nine months ended March 31, 1997, respectively. This movement of the U.S. dollar continues to negatively affect the operating results of each of the Company's regions and product categories, as compared to the prior year. Net sales for the current year include nine months of sales of Bobbi Brown essentials, in which a 100% interest was acquired in late October 1995.

Net sales of skin care products decreased by $9.8 million or 3%, and increased $5.9 million or 1%, for the three and nine months ended March 31, 1997, respectively, as compared to the prior year. The continuing strength of the U.S. dollar versus the Japanese yen and the European currencies, affects skin care sales to a greater extent than makeup or fragrance sales, since skin care sales in the Japanese and European markets represent a larger portion of total sales than in the other markets. Excluding the impact of foreign currency translation, skin care net sales for the three months ended March 31, 1997, would have been favorable by 1%. The increase in skin care net sales for the nine months ended March 31, 1997, was due in part to the introduction of Moisture On-Line, Nutritious Bio-Protein Moisture Complex, All About Lips, LipZone, Fruition Extra and Advanced Sun Care Products, the continued growth of existing products such as Dramatically Different Moisturizing Lotion and Daywear Super Anti-Oxidant Complex and the introduction during the current quarter of Firm Believer. Lower sales of ThighZone Body Streamlining Complex partially offset the sales increase. Net sales of makeup products increased by $24.6 million and $98.6 million, or 8% and 11%, for the three and nine months ended March 31, 1997, respectively, as compared to the prior year. Higher makeup product sales were due to the launch during the quarter ended March 31, 1997 of Stay The Day Eyeshadow and DoubleWear Stay-In-Place Makeup and current year launches of City Base Compact Foundation, Long Last Soft Shine Lipstick, Virtual Skin, Futurist Age-Resisting Makeup, Ultra Mascara and Indelible Lipstick. The current three and nine month periods also benefited from increased contributions from existing M.A.C. and Bobbi Brown products and other products such as True Lipstick and Enlighten Skin-Enhancing Makeup. Net sales of fragrance products increased by $12.7 million and $43.4 million, or 10% and 7%, for the three and nine months ended March 31, 1997, respectively, as compared to the prior year. Higher sales in fragrance products were primarily due to strong sales results from the ongoing worldwide success of "tommy," the United States rollout of "tommy girl," the international debut of White Linen Breeze and the European introduction of Kiton. Comparison with the prior-year quarter is difficult given the highly successful international launch of Estee Lauder pleasures during that period. The introduction of new products may have some cannibalization effect on sales of existing products, which is taken into account by the Company in its business planning. The Company's quarterly net sales are subject to seasonal fluctuations, particularly in the fragrance category.

Net sales in the Americas increased by $26.0 million and $100.5 million, or 6% and 7%, for the three and nine months ended March 31, 1997, respectively, as compared to the prior year. This increase is driven by the sales of new products across all categories and the sales growth of existing products, particularly "tommy" and "tommy girl" and solid performances from M.A.C. and Bobbi Brown in the United States; however, core brand sales were impacted by a generally lackluster retail environment as well as lower Canadian net sales for the quarter ended March 31, 1997. In Europe, the Middle East & Africa, net sales increased by $3.2 million and $50.6 million, or 2% and 8%, for the three and nine months ended March 31, 1997, as compared to the prior year. Excluding the impact of foreign currency translation, Europe, the Middle East & Africa net sales would have increased 9% and 12% for the three and nine month prior-year periods, respectively. Higher net sales were achieved in the United Kingdom, South Africa and Italy for the three months ended March 31, 1997 in addition to impressive sales increases for Benelux, Nordic, the distributor and travel retail businesses and the inclusion of sales from the Company's fragrance joint venture in the nine months ended March 31, 1997. Lower sales in Germany and France resulting from continuing difficult retail environments for the three and nine months ended March 31, 1997, partially offset these increases. Net sales in Asia/Pacific decreased by $1.7 million and $3.2 million, or 1% for the three and nine months ended March 31, 1997, respectively, as compared to the prior year. Excluding the impact of foreign currency translation, Asia/Pacific sales would have increased 7% and 6% for the three and nine month prior-year periods, respectively. All markets except Hong Kong reported sales increases for the three months ended March 31, 1997, with strong sales growth in Korea, Thailand, Singapore, Taiwan and Australia. The region's growth was more than offset by the translation impact of the strength of the U.S. dollar versus the yen on Japanese sales. For the nine months ended March 31, 1997, modest

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


increases in Japanese local currency sales, along with double digit sales growth in most countries were more than offset by the translation impact of the strength of the U.S. dollar versus the yen. The Company strategically staggers its new product launches by geographic markets, which may account for differences in regional sales growth.

Cost of sales were 21.1% and 22.4% of net sales for the three and nine months ended March 31, 1997, respectively, as compared with 21.4% and 23.1% of net sales in the prior-year periods. The improvements principally reflect the efficiencies achieved as a result of the Company's continuing efforts to globalize its sourcing and manufacturing activities.

Total selling, general and administrative expenses decreased to 70.2% and 66.2% of net sales for the current three and nine month periods, respectively, compared with 71.0% and 66.3% of net sales in the prior-year periods. Lower operating expenses as a percent of net sales for the three months ended March 31, 1997, primarily reflect the timing of the Company's advertising and promotional spending. For the nine months ended March 31, 1997, operating expenses as a percent of net sales was comparable with the same prior-year period.

Operating income increased by $10.6 million and $35.9 million, or 18% and 14%, for the three and nine months ended March 31, 1997, respectively, as compared with the prior year. Operating margins were 8.7% and 11.4% in the current periods as compared to 7.6% and 10.6% in the corresponding prior-year periods. The increase in operating income and margins was due to higher net sales coupled with lower cost of sales and operating expenses. Operating income in the Americas decreased 3% to $30.7 million from $31.5 million for the three months ended March 31, 1997, compared with the same prior-year period, as higher sales in the United States were offset by the timing and level of U.S. advertising and promotional expenditures to support the increased sales levels of "tommy" and "tommy girl" and to provide funds to stimulate the core brands. For the nine months ended March 31, 1997, improved operating results in the United States, Canada and Latin America and the inclusion of a full nine months of operating results from Bobbi Brown increased the operating income in the Americas by $19.6 million, or 13%. In Europe, the Middle East & Africa, operating income increased by $9.4 million and $28.6 million, or 47%, for the three and nine months ended March 31, 1997, respectively, as compared to the prior year. Higher operating results in Italy, the United Kingdom, France, Eastern Europe and the distributor and travel retail businesses were primarily responsible for the increase for the three months ended March 31, 1997. Higher sales in the United Kingdom, Italy, Benelux, Nordic, Eastern Europe, and the distributor and travel retail businesses and improved operating efficiencies in Germany and France were responsible for the operating income increase for the nine months ended March 31, 1997. In Asia/Pacific, operating income increased 30% to $8.6 million for the three months ended March 31, 1997, compared to the same prior-year period, on the strength of higher operating results in Korea, Singapore, New Zealand, Malaysia and Thailand. While Japan's operating income was slightly favorable in the current quarter due to the timing of advertising and promotional spending, for the nine months ended March 31, 1997 the continued difficult retail environment, incremental promotional spending and an unfavorable foreign exchange impact, more than offset higher operating results primarily in Singapore, New Zealand, Malaysia, Korea, Thailand and Australia. The Company's quarterly operating results are subject to seasonal net sales fluctuations in addition to the level, scope and timing of expenditures related to product promotions or introductions.

Net interest income increased $1.9 million to $2.3 million and decreased $0.5 million to $1.2 million for the three and nine months ended March 31, 1997, respectively, as compared with the prior year. The increase for the current quarter over the prior year relates to lower borrowing levels and increased investment income. Lower net interest income year to date as compared to the prior year is primarily attributable to decreased interest expense associated with lower borrowing levels which was offset by the inclusion of net interest income from stockholders in the prior year.

The provision for income taxes represents federal, foreign, state and local income taxes. The effective rate for income taxes for the three and nine months ended March 31, 1997 was 42.0% as compared with 45.0% in the prior-year periods. The decrease in the effective tax rate is due to a relative change in the mix of earnings from higher tax countries such as Japan to lower tax countries and the reduced relative negative impact of a stockholder's rights to receive certain U.S. royalty payments by reason of the Company's purchase of the rights in November 1995.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds have historically been, and are expected to continue to be, cash flow from operations and borrowings under uncommitted and committed credit lines provided by banks in the United States and overseas. At March 31, 1997, the Company had cash and cash equivalents of $265.2 million compared with $254.8 million at June 30, 1996.

Uncommitted lines of credit amounted to $475.1 million at March 31, 1997, of which $11.6 million were used. Unused committed lines of credit available to the Company at March 31, 1997 amounted to $408.0 million. Total debt as a percentage of total capitalization (including short-term debt) was 6% at March 31, 1997 and 14% at June 30, 1996. This decrease is due to a lower level of notes payable resulting from reduced seasonal working capital borrowing requirements, the repayment of long-term debt and the Company's profitability during the nine months ended March 31, 1997.

Net cash provided by operating activities increased to $199.4 million for the nine months ended March 31, 1997 from $158.5 million in the prior year nine-month period. This increase primarily reflects the Company's increased profitability and lower inventory and promotional merchandise levels during the current year, which was partially offset by the repayment of a stockholder loan receivable in the prior year. Net cash used for investing activities of $106.1 million and $59.5 million in the nine months ended March 31, 1997 and 1996, respectively, principally reflects capital expenditures, which primarily include the continued upgrade of manufacturing and computer equipment, dies and molds, store and counter construction and renovations, and in 1997, the acquisition of an additional interest in M.A.C. In addition, investment activities for the nine months ended March 31, 1996, reflect cash generated from a decrease in marketable securities and the cash portion of the acquisition for a 100% interest in Bobbi Brown. Financing activities reflect dividends paid and repayment of debt and, in 1997 and 1996, cash proceeds received from the issuance of common stock in the Company's secondary and initial public offerings, respectively.

The Company holds a majority equity interest in M.A.C and at the end of March 1997, the Company acquired an additional interest in M.A.C. The Company has the right to acquire the remaining interest in M.A.C. at certain times between 1998 and 1999.

The Company has developed plans to construct a state-of-the-art warehouse and distribution center in Lachen, Switzerland, which is being designed to accommodate the Company's projected future growth. The Company has begun construction and to date has spent approximately $6.0 million. The cost of the new distribution center is estimated at approximately $19.0 million at current exchange rates, with completion anticipated in approximately 12 to 18 months.

Dividend payments were $47.5 million for the nine months ended March 31, 1997, a decrease from $91.5 million in the prior year period. The decrease reflects the absence of special dividends discussed below, as well as dividends paid on the Company's Participating Class I Preferred Stock, which stock ceased to be outstanding after the Company completed a recapitalization in fiscal 1996 as described in Note 1 to the Consolidated Financial Statements. Immediately prior to the recapitalization, Estee Lauder AG Lachen, a subsidiary of the Company, declared a special cash dividend in the aggregate amount of $20.0 million payable to the then holders of its SFr 1,000 par value shares. The Company also declared a special dividend, payable to the then holders of its common stock, consisting of interests in corporations and partnerships holding certain assets of the Company, which were unrelated to the Company's core business, and $29.6 million in cash. The aggregate fair value of the assets in such corporations and partnerships was $19.6 million. The current year dividend payments reflect dividends of approximately $30.0 million on the Company's Class A and Class B Common Stock. Dividends declared and paid on the Company's Class A and Class B Common Stock for the nine months ended March 31, 1996 were approximately $10.0 million.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company enters into forward foreign exchange contracts and purchases foreign currency options to hedge foreign currency transactions for periods consistent with its identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the Company's costs and on the cash flows which it receives from its foreign subsidiaries. Almost all foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions rated as strong investment grade by a major rating agency. The contracts have varying maturities with none exceeding 24 months. As hedges, gains and losses on forward contracts are reflected in operating income along with the corresponding underlying transactions. Premiums on foreign currency options are amortized over the period being hedged. Costs associated with entering into such contracts have not been material to the Company's financial results. As a matter of policy, the Company does not engage in currency speculation. At March 31, 1997, the Company had contracts to exchange foreign currencies in the form of purchased currency options and forward exchange contracts in the amount of $145.1 million and $276.2 million, respectively. Foreign currencies exchanged under these contracts are principally the Belgian franc, U.K. pound, and Swiss franc.

The Company believes that cash on hand, internally generated cash flow and available credit lines will be adequate to support currently planned business operations and capital expenditures both on a near-term and long-term basis.

EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

EARNINGS PER SHARE

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required Primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of earnings. Under this new standard, Basic EPS is computed based on weighted average common shares outstanding and contingently issuable shares (which satisfy certain conditions) and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock, or from other contracts to issue common stock, and is similar to the currently required Fully Diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.

ACCOUNTING FOR STOCK-BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." The statement encourages, but does not require, companies to account for stock compensation awards based on their fair value at the date the awards are granted. The resulting compensation award would be shown as an expense on the statement of earnings. Alternatively, the statement allows for the continued use of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," which generally results in no compensation cost for most fixed stock-option plans, with pro forma disclosure of net income and earnings per share determined as if the fair value based method had been applied in measuring compensation cost. The Company shall continue to apply APB Opinion No. 25 and will adopt the provisions of SFAS No. 123 in the current fiscal year by providing the required year end pro forma disclosures.

                         THE ESTEE LAUDER COMPANIES INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                               MARCH 31             JUNE 30
                                                                                                 1997                1996
                                                                                                 ----                ----
                                                                                              (UNAUDITED)
                                                                                                        (IN MILLIONS)
                                    ASSETS
CURRENT ASSETS
Cash and cash equivalents...............................................................       $  265.2            $  254.8
Accounts receivable, net................................................................          571.4               476.2
Inventory and promotional merchandise...................................................          358.4               452.8
Prepaid expenses and other current assets...............................................          161.2               148.8
                                                                                               --------            --------
     TOTAL CURRENT ASSETS...............................................................        1,356.2             1,332.6

PROPERTY, PLANT AND EQUIPMENT, NET......................................................          249.7               229.3

OTHER ASSETS
Investments, at cost or market value....................................................           23.8                24.7
Deferred taxes..........................................................................           46.8                43.1
Intangible assets.......................................................................          179.8               146.6
Other assets  ..........................................................................           47.6                45.3
                                                                                               --------            --------
                                                                                                  298.0               259.7
                                                                                               --------            --------
                                                                                               $1,903.9            $1,821.6
                                                                                               ========            ========


                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable and current maturities of long-term debt..................................       $   53.8            $  105.6
Accounts payable........................................................................          133.5               175.3
Accrued income taxes....................................................................           86.6                72.9
Other accrued liabilities...............................................................          546.3               511.3
                                                                                               --------            --------
     TOTAL CURRENT LIABILITIES..........................................................          820.2               865.1

NONCURRENT LIABILITIES
Long-term debt..........................................................................            -                  21.9
Other noncurrent liabilities............................................................          192.9               180.4
                                                                                               --------            --------
                                                                                                  192.9               202.3

$6.50 CUMULATIVE REDEEMABLE PREFERRED STOCK, AT REDEMPTION VALUE........................          360.0               360.0

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 300,000,000 shares Class A authorized, shares outstanding 61,336,663 at March 31, 1997 and 60,458,235 at June 30, 1996;
   120,000,000 shares Class B authorized, shares outstanding 56,839,667.................            1.2                 1.2
Paid-in capital.........................................................................          160.7               121.6
Retained earnings.......................................................................          378.4               252.2
Unrealized investment gains, net........................................................            2.0                 2.9
Cumulative translation adjustments......................................................          (11.5)               16.3
                                                                                               --------            --------
                                                                                                  530.8               394.2
                                                                                               --------            --------
                                                                                               $1,903.9            $1,821.6
                                                                                               ========            ========


                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                        NINE MONTHS ENDED
                                                                                                             MARCH 31
                                                                                                    --------------------------
                                                                                                      1997            1996
                                                                                                      ----            ----
                                                                                                          (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings...............................................................................     $   160.9      $  133.1
   Adjustments to reconcile net earnings to net cash
     flows provided by operating activities:
       Depreciation and amortization..........................................................          42.3          35.3
       Amortization of purchased royalty rights...............................................          13.3           6.6
       Deferred income taxes..................................................................         (14.3)          8.5
       Minority interest......................................................................          11.5          11.0
       Employee share grants..................................................................           -             4.3
   Changes in operating assets and liabilities:
       Increase in accounts receivable, net...................................................        (117.4)       (102.3)
       Decrease (increase) in inventory and promotional merchandise...........................          84.9         (19.8)
       Decrease in due from stockholders......................................................           -           103.4
       Increase in other assets...............................................................         (23.0)       (103.6)
       Decrease in accounts payable...........................................................         (37.2)        (13.9)
       Increase in accrued income taxes.......................................................          15.1           5.1
       Increase in other accrued liabilities..................................................          46.7          77.9
       Increase in other noncurrent liabilities...............................................          16.6          12.9
                                                                                                   ---------      --------
         NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES......................................         199.4         158.5

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures.......................................................................         (58.8)        (51.2)
   Decrease in marketable securities..........................................................           -            13.3
   Acquisition of businesses (net of acquired cash)...........................................         (46.5)        (25.6)
   Increase in long-term investments..........................................................          (1.0)         (1.5)
   Decrease in long-term investments..........................................................           0.2           5.5
                                                                                                   ---------      --------
         NET CASH FLOWS USED FOR INVESTING ACTIVITIES.........................................        (106.1)        (59.5)

CASH FLOWS FROM FINANCING ACTIVITIES
   Decrease in notes payable..................................................................         (50.4)        (90.3)
   Repayments of long-term debt...............................................................         (23.4)         (4.7)
   Proceeds from issuance of common stock, net of issuance costs..............................          38.1          60.7
   Proceeds from exercise of stock options....................................................           0.7           -
   Dividends paid.............................................................................         (47.5)        (91.5)
                                                                                                   ---------      --------
         NET CASH FLOWS USED FOR FINANCING ACTIVITIES.........................................         (82.5)       (125.8)

Effect of Exchange Rate Changes on Cash and Cash Equivalents..................................          (0.4)          2.7
                                                                                                   ---------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........................................          10.4         (24.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..............................................         254.8         267.9
                                                                                                   ---------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD....................................................     $   265.2      $  243.8
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

PRO FORMA NET EARNINGS PER SHARE

Pro forma net earnings per share amounts for the prior nine-month period ended March 31, 1996 are based on the weighted average common and dilutive common equivalent (e.g., stock options) shares outstanding during the period. As a result of the Recapitalization and the issuance of common stock in the Company's initial public offering (the "Offering"), as described in Note 2, the pro forma weighted average number of outstanding common shares have been computed assuming the Recapitalization occurred at the beginning of fiscal 1996 and, includes the amount of shares issued by the Company in the Offering from the date of issuance plus the effect of common shares contingently issuable, primarily from stock options, from that same date.

Pro forma net earnings per share are computed by dividing the pro forma weighted average common shares outstanding into the earnings applicable to such shares. The net earnings attributable to common stock reflects recurring preferred stock dividends on the Company's $6.50 Cumulative Redeemable Preferred Stock as well as nonrecurring preferred stock dividends associated with several classes of preferred stock converted or exchanged into common shares in the Recapitalization. For purposes of computing pro forma net earnings per share, dividends paid or accrued on the classes of preferred stock which were converted or exchanged in the Recapitalization are assumed not to have occurred and are excluded from the computation. Accordingly, earnings per share for the nine months ended March 31, 1996, are reflected on a pro forma basis only, as follows:

                                                                               NINE MONTHS ENDED
                                                                                 MARCH 31, 1996
                                                                             ---------------------
                                                                     (IN MILLIONS, EXCEPT PER SHARE DATA)
Net earnings.....................................................                 $ 133.1
Pro forma preferred stock dividends..............................                    17.6
                                                                                  -------
Pro forma net earnings attributable to common stock..............                 $ 115.5
                                                                                  =======

Pro forma net earnings per common share..........................                 $   .99
Pro forma weighted average common shares outstanding.............                   116.3


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

                                                                         MARCH 31           JUNE 30
                                                                           1997               1996
                                                                           ----               ----
                                                                                 (IN MILLIONS)
         Inventory and promotional merchandise consists of:
           Raw materials.........................................         $   91.6          $ 105.6
           Work in process.......................................             19.1             30.2
           Finished goods........................................            173.9            203.1
           Promotional merchandise...............................             73.8            113.9
                                                                          --------          -------
                                                                          $  358.4          $ 452.8
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

                                                                         MARCH 31           JUNE 30
                                                                           1997               1996
                                                                           ----               ----
                                                                                 (IN MILLIONS)
         Land....................................................         $   11.8          $  11.8
         Buildings and improvements..............................             89.3             82.6
         Machinery and equipment.................................            344.5            319.3
         Furniture and fixtures..................................             45.1             42.2
         Leasehold improvements..................................             86.4             73.7
                                                                          --------          -------
                                                                             577.1            529.6
         Less accumulated depreciation and amortization..........            327.4            300.3
                                                                          --------          -------
                                                                          $  249.7          $ 229.3
                                                                          ========          =======

STATEMENT OF CASH FLOWS

Supplemental disclosures of cash flow information:

                                                                          NINE MONTHS ENDED MARCH 31
                                                                           1997               1996
                                                                           ----               ----
                                                                                 (IN MILLIONS)
         Cash paid during the period for:
           Interest .............................................         $    5.8          $   7.3
           Income taxes..........................................         $  111.3          $  81.8

MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in those financial statements. Actual results could differ from those estimates and assumptions.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 -- PUBLIC OFFERINGS

In February 1997, the Company completed a secondary public offering of 8,064,750 shares of Class A Common Stock at an initial offering price of $47.00 per share. Of the 8,064,750 shares of Class A Common Stock offered, 849,750 shares were issued and sold by the Company, pursuant to an underwriters over-allotment provision, and 7,215,000 shares were sold by members of the Lauder family.

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

The Company did not receive any of the proceeds from the sales of the shares sold by the Lauder family members. The net proceeds to the Company from the secondary public offering and initial public offering, after deducting applicable underwriting discounts and offering expenses, were $38.1 and $59.3 million, respectively. These net proceeds to the Company were used for general corporate purposes and to repay short-term debt.


NOTE 3 -- ACQUISITION OF BUSINESSES

The Company holds a majority equity interest in M.A.C. and at the end of March 1997, the Company acquired an additional interest in M.A.C. The acquisition has been accounted for as a purchase. Had the acquisition been completed as of July 1, 1996 for pro forma financial data, the impact on the Company's reported results of operations would not have been material. The Company has the right to acquire the remaining interest in M.A.C. at certain times between 1998 and 1999.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits--

           10.1    Second Amendment to Registration Rights Agreement.

           10.2    Amendment No. 3 to Stockholders' Agreement.

           27.1    Financial Data Schedule.

 (b) Reports on Form 8-K -- There were no reports on Form 8-K for the three months ended March 31, 1997.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            THE ESTEE LAUDER COMPANIES INC.



Date:  April 29, 1997                    By: /s/ Robert J. Bigler
                                             -----------------------
                                             Robert J. Bigler
                                             Senior Vice President
                                             and Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)

                         THE ESTEE LAUDER COMPANIES INC.

                                  EXHIBIT INDEX


Exhibit No.                          Description
-----------                          -----------

10.1                  Second Amendment to Registration Rights Agreement.

10.2                  Amendment No. 3 to Stockholders' Agreement.

27.1                  Financial Data Schedule.