Form 10-K405
period 1997-06-30
ESTEE LAUDER COMPANIES INC
filed 1997-09-04
CIK 1001250

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004
                               ------------------

                                   FORM 10-K

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

       FOR THE FISCAL YEAR ENDED JUNE 30, 1997    COMMISSION FILE NUMBER 1-14064

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

                               ------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                                NAME OF EACH EXCHANGE
                    TITLE OF EACH CLASS                                          ON WHICH REGISTERED
-----------------------------------------------------------  -----------------------------------------------------------
           Class A Common Stock, $.01 par value                                New York Stock Exchange

                               ------------------


         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                     NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

The aggregate market value of the registrant's voting stock held by nonaffiliates of the registrant was approximately $1.27 billion at August 29, 1997.*

At August 29, 1997, 61,436,663 shares of the registrant's Class A Common Stock, $.01 par value, and 56,839,667 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

                         DOCUMENT                                                WHERE INCORPORATED
-----------------------------------------------------------  -----------------------------------------------------------
           Proxy Statement for Annual Meeting of                                      Part III
         Stockholders to be held November 12, 1997

* Calculated by excluding all shares held by executive officers and directors of registrant without conceding that all such persons are 'affiliates' of registrant for purposes of the Federal securities laws.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

     The Estee Lauder Companies Inc., founded in 1946 by Estee and Joseph Lauder, is one of the world's leading manufacturers and marketers of prestige skin care, makeup and fragrance products. The Company's products are sold in over 100 countries and territories under the following well-recognized brand names: Estee Lauder, Clinique, Aramis, Prescriptives, Origins, M.A.C. and Bobbi Brown essentials. The Company is also the global licensee for fragrances and cosmetics for the Tommy Hilfiger brand. Each brand is distinctly positioned within the cosmetics market.

     The Company has been a pioneer in the cosmetics industry and believes it is a leader in the industry due to the global recognition of its brand names, its leadership in product innovation, its strong market position in key geographic markets and the consistently high quality of its products. The Company sells its products principally through limited distribution channels to complement the images associated with its brands. These channels, encompassing over 8,500 points of sale, consist primarily of upscale department stores, specialty retailers, upscale perfumeries and pharmacies and, to a lesser extent, free-standing company stores, stores on cruise ships, in-flight and duty free shops in airports and cities. The Company believes that its strategy of pursuing limited distribution strengthens its relationships with retailers, enables its brands to be among the best selling product lines at the stores and heightens the aspirational quality of the Company's brands.

     The Company has been controlled by the Lauder family since its founding. Members of the Lauder family, some of whom are directors, executive officers, and/or employees, beneficially own, directly or indirectly, as of August 29, 1997, shares of Class A Common Stock and Class B Common Stock having approximately 96% of the outstanding voting power of the Company's Common Stock.

     When used in this Form 10-K and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases 'will likely result,' 'expects,' 'will continue,' 'is anticipated,' 'estimates,' 'projects,' 'believes' or similar expressions are intended to identify 'forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including those discussed in Exhibit 99.1 to the Company's December 31, 1996 Form 10-Q, that could cause actual results for future periods to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

     Unless the context requires otherwise, references to the Company are to The Estee Lauder Companies Inc. and its subsidiaries.

PRODUCTS

     The Company manufactures and sells a wide variety of skin care, makeup and fragrance products, which are sold under the following well-recognized brand names: Estee Lauder, Clinique, Aramis, Prescriptives, Origins, Tommy Hilfiger, M.A.C. and Bobbi Brown essentials.

     ESTEE LAUDER -- Estee Lauder brand products, which have been sold since 1946, are positioned as luxurious, classic and aspirational. The Company believes that Estee Lauder brand products are technologically advanced and innovative and have a worldwide reputation for excellence. The broad product line principally consists of skin care, makeup and fragrance products which are presented in high quality packaging.

     CLINIQUE -- First introduced by the Company in 1968, Clinique's skin care and makeup products are all allergy tested and 100% fragrance free and have been designed to address individual skin types and needs. The products are based on the research and related expertise of leading dermatologists. Clinique's skin care products are marketed as part of the Three-Step System: Cleanse, Exfoliate, Moisturize.

     ARAMIS -- The Company pioneered the marketing of prestige men's grooming and skin care products and fragrances with the introduction of Aramis products in 1964. Aramis continues to offer one of the broadest lines of prestige men's products and has extended the line to include fragrances for women.

     PRESCRIPTIVES -- The Company developed and introduced Prescriptives in 1979. Prescriptives is positioned as a color authority with an advanced collection of highly individualized products primarily addressing the makeup and skin care needs of contemporary women with active lifestyles. The products are characterized by simple concepts, minimalist design and an innovative image, and through a system of color application and extensive range of makeup shades, accommodate a diverse group of consumers.

     ORIGINS -- Origins, the Company's most recent internally-developed brand, was introduced in 1990. It is positioned as a natural cosmetics line of skin care, makeup and sensory therapy products that combines time-tested botanical ingredients with modern science to promote total well-being. In addition to traditional retail counters, Origins sells its products in 23 Origins stores and has opened 169 stores-within-stores, which are designed to replicate the Origins store environment within a department store.

     TOMMY HILFIGER -- The Company has an exclusive global license arrangement to develop and market a line of men's and women's fragrances and cosmetics under the Tommy Hilfiger brand. In 1995, the Company launched a men's fragrance, 'tommy,' with cologne and aftershave products, and in the fall of 1996, launched a women's fragrance, 'tommy girl.'

     M.A.C. -- The Company acquired a majority equity interest in Make-Up Art Cosmetics Limited ('M.A.C.') and was appointed the exclusive distributor of M.A.C. products outside the United States and Canada in December 1994. M.A.C. products comprise a broad line of color-oriented, professional cosmetics and professional makeup tools targeting make-up artists and fashion-conscious consumers. The products are sold through a limited number of department and specialty retail stores and through 28 M.A.C. stores. The surviving founders of

M.A.C. continue to manage the marketing, product development, manufacturing and U.S. and Canadian distribution of M.A.C. products, and they also continue to control the equity interests in M.A.C. not owned by the Company.

     BOBBI BROWN ESSENTIALS -- In October 1995, the Company acquired the Bobbi Brown essentials ('Bobbi Brown') line of color cosmetics, professional makeup brushes and skin care products. Bobbi Brown products are manufactured to the Company's specifications by third parties and sold through a limited number of department and specialty stores. The founders of Bobbi Brown continue to manage Bobbi Brown's domestic business.

     In addition to the foregoing brands, the Company also manufactures and sells Creme de la Mer, a skin care product acquired by the Company and marketed separately from its other brands, and through a joint venture formed for the purpose of developing and distributing fragrances, the Company will be launching its second Kiton fragrance in Europe in September 1997.

DISTRIBUTION

     The Company's products are sold at more than 8,500 points of sale in over 100 countries and territories. In each geographic market, the products are sold through limited distribution channels that complement the quality image of the Company's products. These channels consist primarily of upscale department stores, specialty retailers, upscale perfumeries and pharmacies and, to a lesser extent, free-standing company stores, stores on cruise ships, in-flight and duty-free shops in airports and cities.

     The Company maintains a dedicated sales force (consisting of approximately 1,250 employees as of June 30, 1997) who sell to the Company's retail accounts in North America and in the Company's major overseas markets, such as Western Europe and Japan. The Company has wholly-owned operations in over 30 countries through which it markets, sells and distributes its products. In certain markets, the Company sells its products through selected local distributors under contractual arrangements designed to protect the image and position of the Company's brands. In addition, the Company sells certain products in selected domestic and international military locations.

     There are risks inherent in foreign operations, including changes in social, political and economic conditions. The Company is also exposed to risks associated with changes in the laws and policies that govern foreign investment in countries where it has operations as well as, to a lesser extent, changes in United States laws and regulations relating to foreign trade and investment. In addition, the Company's results of operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates. Changes in such rates also may affect the relative prices at which the Company and foreign competitors sell their products in the same market. Similarly, the cost of certain items required in the Company's operations may be affected by changes in the value of the relevant currencies.

CUSTOMERS


     The Company's strategy has been to build strong strategic relationships with selected retailers globally. The Company's senior management works with executives of its major retail accounts on a regular basis, and the Company believes it is viewed as an important supplier to these customers.

     Customers affiliated with Federated Department Stores, Inc. (e.g., Bloomingdale's, Burdines, Macy's and Rich's/Lazarus) and The May Department Stores Company (e.g., Foley's, Lord & Taylor and Robinsons-May) accounted for 12% and 10%, respectively, of the Company's net sales in fiscal 1997 and 13% and 10%, respectively, of the Companys net sales in fiscal 1996. In fiscal 1995, customers affiliated with Federated Department Stores, Inc. accounted for 11% of the Company's net sales.

MARKETING

     The Company's marketing strategy is built around its 'vision' statement:
'Bringing the Best to Everyone We Touch.' Estee Lauder formulated this marketing philosophy to provide high quality service and products as the foundation for a solid and loyal consumer base.

     The Company focuses its marketing efforts on promoting the quality and benefits of its products. Each of the Company's brands is distinctively positioned, has a single global image, and is promoted with consistent logos, packaging and advertising designed to enhance its image and differentiate it from other brands. In recent years, the Company has increased its emphasis on media advertising while decreasing the level of promotional spending as a percentage of sales. The Company regularly advertises its products on television and radio, in upscale magazines and prestigious newspapers and through direct mail and photo displays at international airports. Promotional activities and in-store displays are designed to introduce existing consumers to different products in the line and to attract new consumers. The Company's marketing efforts also benefit from cooperative advertising programs with retailers, some of which are supported by coordinated promotions, such as 'Gift with Purchase' and 'Purchase with Purchase.' At in-store counters, the Company offers personal demonstrations to market individual products as well as to provide education on basic skin care and makeup application. The Company conducts extensive sampling programs. The Company pioneered 'Gift with Purchase' as a sampling program and believes that the quality and perceived benefits of sample products have been effective inducements in selling products to existing and new consumers.

     Nearly all of the creative work for Estee Lauder, Clinique, Aramis, Prescriptives, Origins, M.A.C. and Bobbi Brown essentials is done by brand specific in-house creative teams. The creative staff designs and produces the sales materials, advertisements and packaging for all products in the brand. The Company's total advertising and promotional expenditures were $976.2 million, $921.2 million and $847.7 million for fiscal 1997, 1996 and 1995, respectively. In addition, the Company's products receive extensive editorial coverage in prestige publications and other media worldwide.

     The marketing and sales executives of the Company spend considerable time in the field meeting with consumers, checking activities of competitors and consulting with the approximately 25,000 sales representatives at the points of sale. These include Estee Lauder Beauty Advisors, Clinique Consultants, Aramis Selling Specialists, Prescriptives Analysts and Origins Guides. The costs associated with these sales representatives, who typically are employees of the department stores, generally are shared by the retailer and the Company and, to a lesser extent, borne solely by the retailer. The marketing and sales executives also frequently visit worldwide points of sale and jointly develop with key retailers specific marketing strategies for increasing growth and profitability.

     As is customary in the cosmetics industry, the Company's practice is to accept returns of its products from retailers. In accepting returns, the Company typically provides a credit to the retailer with respect to accounts receivable from that retailer on a dollar-for-dollar basis. In recognition of this practice, and in accordance with generally accepted accounting principles, the Company reports its sales levels on a net sales basis, which is computed by deducting from gross sales the amount of actual returns and the amount of reserve established for anticipated returns. As a percentage of gross sales, returns were approximately 4.9% in fiscal 1997 and 1996 and 4.3% in fiscal 1995.

MANAGEMENT INFORMATION SYSTEMS

     The Company's management information systems provide order processing, production and accounting support for the Company's business. The Company has implemented a sales analysis system to track weekly sales by stock keeping unit (i.e., sell-through data). The system is currently tracking sales at approximately 95% of the Company's points of sale in the United States and Canada. The increased understanding of consumer preferences gained from sell-through data enables the Company to coordinate more effectively its product development, manufacturing and marketing strategies. The Company also is implementing similar systems in certain international markets.

     In addition, the Company has entered into automated replenishment arrangements with a number of its key customers in the United States and Canada. These arrangements enable the Company to replenish inventories for individual points of sale automatically, with minimal paperwork. Approximately 70% of the Company's orders in the United States are placed through automated replenishment systems.

     The use of sell-through data combined with the implementation of automated replenishment systems has resulted in increased sales, fewer 'out-of-stocks' and reduced retail inventories. The Company's management expects that these systems will continue to provide inventory and sales efficiencies.

RESEARCH AND DEVELOPMENT

     The Company believes that it is an industry leader in the development of new products. The Company's marketing, product development and packaging groups work with its research and development group to identify shifts in consumer preferences, develop new products and redesign or reformulate existing products. In addition, research and development personnel work closely with quality assurance and manufacturing personnel on a worldwide basis to ensure a consistent global standard for products and to deliver products with attributes that fulfill consumer expectations.

     The Company maintains ongoing research and development programs at its facilities in Melville, New York, Oevel, Belgium and Tokyo, Japan. As of June 30, 1997, the Company has approximately 300 employees engaged in research and development. Its research and development expenditures totalled $35.3 million, $32.9 million and $30.9 million for fiscal 1997, 1996 and 1995, respectively. The Company's research and development group makes significant contributions toward improving existing products and developing new products and provides on-going technical assistance and support to the Company's manufacturing activities. The Company's research and development group has had long-standing working relationships with several U.S. and international medical and educational facilities which supplement the Company's internal capabilities. The Company does not conduct animal-testing of its products or their ingredients.

MANUFACTURING AND RAW MATERIALS

     The Company manufactures skin care, makeup and fragrance products in the United States, Belgium, Switzerland, the United Kingdom and Canada and, to a lesser extent, in Australia, Venezuela and South Africa. In 1993, the Company began a program to streamline its manufacturing and sourcing to increase efficiencies and reduce costs. As part of this program, the Company has converted a significant portion of its manufacturing facilities at selected sites into 'focus' plants that will manufacture one type of product (e.g., powders) for all the Company's principal brands. The Company's plants are modern and its manufacturing processes are substantially automated. Management believes that the Company's manufacturing facilities are sufficient to meet its current and reasonably anticipated manufacturing and related requirements. A limited number of finished products are manufactured to the Company's specifications by third parties.

     The principal raw materials used by the Company in the manufacture of its products are essential oils, alcohol and specialty chemicals. The Company also purchases packaging components, which are manufactured to its design specifications. Procurement of materials for all manufacturing facilities is made on a global basis through the Company's centralized supplier relations department, and it is expected that the use of 'focus' plants will also contribute to greater efficiencies in sourcing. The Company typically enters into arrangements with suppliers for periods of one to four years to obtain cost advantages and ensure quality. The Company is not dependent upon a single supplier (or a single facility of any supplier) for materials that are either essential to its business or not otherwise commercially available to the Company. The Company has been able to obtain an adequate supply of raw materials and believes it has adequate alternate sources of supply for all principal components of its products. The Company does not believe that the loss of any one supplier would have a material adverse effect on its results of operations or financial condition.

COMPETITION

     The skin care, makeup and fragrance businesses are characterized by vigorous competition throughout the world. Product recognition, quality, performance and price have a significant influence on consumers' choices among competing products and brands. Advertising, promotion, merchandising, the pace and timing of new product introductions and line extensions and the quality of in-store sales staff also have a significant impact on consumer buying decisions. The Company competes against a number of manufacturers and marketers of skin care, makeup and fragrance products, some of which have substantially greater resources than the Company and many of which sell their products through broader distribution channels than the Company.

     The Company's principal competitors among manufacturers and marketers of prestige skin care, makeup and fragrance products brands include L'Oreal S.A. (which markets Lancome, Ralph Lauren and other products), Unilever N.V. (which markets Calvin Klein, Elizabeth Arden and other products), The Procter & Gamble Company (which markets Giorgio fragrances, Max Factor and other products), LVMH Moet Hennessy Louis Vuitton (which markets Christian Dior, Givenchy and Guerlain products), Shiseido Company, Ltd. (which markets Shiseido products), Elf Sanofi S.A. (which markets Nina Ricci, Yves Rocher and Yves St. Laurent products), Joh.
A. Benckiser GmbH (which markets Lancaster, Davidoff, Joop! and Jil Sander products), Chanel, Inc. (which markets Chanel and Bourjois products) and Clarins (which markets Clarins products). Some of these competitors, as well as other manufacturers and marketers, market and sell branded products through broader distribution channels. These include Avon Products, Inc., Joh. A. Benckiser GmbH (which markets Coty products), L'Oreal (which markets L'Oreal, Maybelline and Plenitude Products), The Procter & Gamble Company (which markets Cover Girl products) and Revlon, Inc. (which markets Revlon, Almay and Moon Drops products).

TRADEMARKS AND PATENTS

     The Company owns all of the material trademark rights used in connection with the manufacturing, marketing and distribution of its major products both in the United States and in the other countries in which such products are principally sold, except for the trademark rights relating to Tommy Hilfiger, as to which the Company is the exclusive worldwide licensee for fragrances, cosmetics and toiletries. The Company's trademarks for its principal (or major) products are registered in the United States and in each of the countries in which such products are sold. The major trademarks used by the Company in its business include the brand names Estee Lauder, Clinique, Aramis, Prescriptives, Origins, Tommy Hilfiger, M.A.C. and Bobbi Brown essentials and the names of many of the products sold under each of these brands. The Company considers the protection of its trademarks to be important to its business.

     A number of the Company's products incorporate patented or patent-pending formulations. In addition, several of the Company's products are covered by design patents or patent applications. While management considers these patents and the protection thereof to be important, no single patent is considered material to the conduct of the Company's business.

EMPLOYEES

     At June 30, 1997, the Company had approximately 14,700 full-time employees worldwide (inclusive of sales representatives at points of sale who are employed by the Company), of whom approximately 5,000 were employed in the United States and 9,700 abroad. None of the Company's U.S. employees are covered by a collective bargaining agreement. Approximately 500 employees in Europe are covered by Works Council agreements. Management believes that the Company's relations with its employees are good. The Company has never encountered a strike or material work stoppage in the United States or in any other country in which it has a significant number of employees.

GOVERNMENT REGULATION

     The Company and its products are subject to regulation by the Food and Drug Administration and the Federal Trade Commission in the United States, as well as various other federal, state and local and foreign regulatory authorities. Such regulations relate principally to the ingredients, labeling, packaging and marketing of the Company's products. The Company believes that it is in substantial compliance with such regulations, as well as applicable federal, state, local and foreign rules and regulations governing the discharge of materials hazardous to the environment. There are no significant capital expenditures for environmental control matters either planned in the current year or expected in the near future.

SEASONALITY

     The Company's results of operations are subject to seasonal fluctuations, with net sales in the first and second fiscal quarters typically being slightly higher than in the third and fourth fiscal quarters. The higher net sales in the first two fiscal quarters are attributable to the increased levels of purchasing by retailers for the Christmas selling season and for fall fashion makeup introductions. Greater variation exists in quarterly operating income and margin, which typically are lower in the second half of the fiscal year than in the first half. In addition to the effect of lower net sales on operating income in the third and fourth fiscal quarters as compared to the first and second fiscal quarters, operating income and operating margin in the third and fourth fiscal quarters are negatively affected by the relatively consistent dollar amount of advertising and promotional spending by the Company in each fiscal quarter. In addition, fluctuations in net sales and operating income in any fiscal quarter may be attributable to the level and scope of new product introductions.

ITEM 2.  PROPERTIES.

     The following table sets forth the Company's principal owned and leased manufacturing and research and development facilities as of August 29, 1997. The leases expire at various times through 2011, subject to certain renewal options.

                                                                                                     APPROXIMATE
LOCATION                                                                               USE          SQUARE FOOTAGE
-------------------------------------------------------------------------------   --------------    --------------
THE AMERICAS

Melville, New York (owned).....................................................   Manufacturing         300,000
Melville, New York (owned).....................................................   R&D                    78,000
Oakland, New Jersey (leased)...................................................   Manufacturing         148,000
Bristol, Pennsylvania (leased).................................................   Manufacturing          67,000
Agincourt, Ontario, Canada (owned).............................................   Manufacturing          96,000
Markham, Ontario, Canada (leased)..............................................   Manufacturing          58,000
Caracas, Venezuela (leased)....................................................   Manufacturing          20,000

EUROPE, THE MIDDLE EAST & AFRICA
Oevel, Belgium (owned).........................................................   Manufacturing         113,000
Oevel, Belgium (owned).........................................................   R&D                     2,000
Petersfield, England (owned)...................................................   Manufacturing         225,000
Lachen, Switzerland (owned)....................................................   Manufacturing          53,000
Sandton, Transvaal, South Africa (leased)......................................   Manufacturing          72,000

ASIA/PACIFIC
Rosebery, NSW, Australia (leased)..............................................   Manufacturing          71,000
Tokyo, Japan (leased)..........................................................   R&D                     4,000

     The Company also occupies numerous offices, assembly and distribution facilities and warehouses in the United States and abroad. The Company considers its properties to be generally in good condition and believes that its facilities are adequate for its operations and provide sufficient capacity to meet its anticipated requirements. In addition, the Company leases approximately 232,000 square feet of space for its principal offices in New York, New York and owns an office building of approximately 57,000 square feet in Melville, New York. The Company also operates free-standing retail stores, including 12 for the Estee Lauder brand, four for Clinique, 23 for Origins and 27 for M.A.C.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is involved in various routine legal proceedings incident to the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on its business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the quarter ended June 30, 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Class A Common Stock is publicly traded on the New York Stock Exchange. The following table sets forth the high and low sales prices as reported on the New York Stock Exchange Composite Tape and the cash dividends per share declared in each quarter of fiscal 1997 and fiscal 1996.

                                                   FISCAL 1997                        FISCAL 1996
                                           ----------------------------     -------------------------------
                                                                CASH                                CASH
                                           HIGH      LOW      DIVIDENDS     HIGH        LOW       DIVIDENDS
                                           -----     ----     ---------     -----      -----      ---------
First Quarter..........................    $47 1/2   $34 3/4    $.085       $-- (a)    $ -- (a)     $   --
Second Quarter.........................     53 1/2    42 3/8     .085        36 3/4      26 (b)         --
Third Quarter..........................     52 1/4    44 7/8     .085        39 3/8      32 1/8       .085
Fourth Quarter.........................     52 1/2    39 3/8     .085        44          32           .085

------------------
(a) Prior to the initial public offering on November 16, 1995, there was no public market for the Class A Common Stock.
(b) Denotes price per share in the initial public offering. The lowest sales price as reported on the New York Stock Exchange Composite Tape was $31 3/4.

     The Company expects to continue the payment of cash dividends in the future, but there can be no assurance that such payment of cash dividends will continue.

     As of August 29, 1997, there were approximately 2,372 record holders of Class A Common Stock and 12 record holders of Class B Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

     The table below summarizes recent financial information for the Company. For further information, refer to the audited financial statements and the notes thereto contained elsewhere herein.

                                                                       YEAR ENDED OR AT JUNE 30
                                                     ------------------------------------------------------------
                                                       1997         1996         1995         1994         1993
                                                     --------     --------     --------     --------     --------
                                                                 (IN MILLIONS EXCEPT PER SHARE DATA)
STATEMENT OF EARNINGS DATA:

Net sales.........................................   $3,381.6     $3,194.5     $2,899.1     $2,576.4     $2,447.7
Gross profit......................................    2,616.5      2,463.5      2,224.3      1,956.1      1,855.2
Operating income..................................      359.1        310.3        230.9        175.8        149.9
Earnings before income taxes, minority interest
  and accounting changes..........................      362.9        313.0        233.0        173.2        145.1
Earnings before accounting changes................      197.6        160.4        121.2         93.0         76.4
Net earnings (a)..................................      197.6        160.4        121.2         93.0         62.9
Preferred stock dividends.........................       23.4         57.5         25.3         23.0         18.3
Net earnings attributable to common stock.........      174.2        102.9         95.9         70.0         44.6

Net earnings per common share.....................       1.46         1.17(b)        --           --           --
Weighted average common shares outstanding........      119.2        116.8(b)        --           --           --

Cash dividends declared per common share..........   $    .34     $    .17           --           --           --

BALANCE SHEET DATA:
Working capital...................................   $  551.6     $  467.5     $  469.6     $  422.7     $  368.7
Total assets......................................    1,873.1      1,779.4      1,701.4      1,453.2      1,304.3
Total debt........................................       31.1        127.5        194.0        170.4        167.2
Redeemable preferred stock........................      360.0        360.0        360.0           --           --
Stockholders' equity..............................      547.7        394.2        335.1        577.7        508.0

------------------
(a) Net earnings for 1993 include a one-time charge of $13.5 million attributable to the cumulative effect of adopting Statement of Financial Accounting Standards No. 106, 'Employers' Accounting for Postretirement Benefits Other Than Pensions,' and Statement of Financial Accounting Standards No. 109, 'Accounting for Income Taxes.'

(b) Presented on a pro forma basis. See Note 1 to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The Company manufactures skin care, makeup and fragrance products which are distributed in over 100 countries and territories. The following is a comparative summary of operating results for fiscal 1997, 1996 and 1995 and reflects the basis of presentation described in Note 1 to the consolidated financial statements for all periods presented:

                                                                                     YEAR ENDED JUNE 30
                                                                            ------------------------------------
                                                                              1997          1996          1995
                                                                            --------      --------      --------
                                                                                       (IN MILLIONS)

    NET SALES
       BY REGION:
          The Americas:
            United States................................................   $1,814.7      $1,683.0      $1,492.4
            Other Americas...............................................      124.7         116.4          87.3
                                                                            --------      --------      --------
               Total Americas............................................    1,939.4       1,799.4       1,579.7
          Europe, the Middle East & Africa...............................      909.3         855.9         786.0
          Asia/Pacific...................................................      532.9         539.2         533.4
                                                                            --------      --------      --------
                                                                            $3,381.6      $3,194.5      $2,899.1
                                                                            --------      --------      --------
                                                                            --------      --------      --------

       BY PRODUCT CATEGORY:
          Skin Care......................................................   $1,305.5      $1,287.3      $1,215.9
          Makeup.........................................................    1,253.4       1,131.6       1,003.3
          Fragrance......................................................      822.7         775.6         679.9
                                                                            --------      --------      --------
                                                                            $3,381.6      $3,194.5      $2,899.1
                                                                            --------      --------      --------
                                                                            --------      --------      --------

     OPERATING INCOME
       The Americas:
          United States..................................................   $  159.1      $  114.4      $   93.8
          Other Americas.................................................       30.8          18.6           1.5
                                                                            --------      --------      --------
            Total Americas...............................................      189.9         133.0          95.3
       Europe, the Middle East & Africa..................................      122.7         115.5          72.2
       Asia/Pacific......................................................       46.5          61.8          63.4
                                                                            --------      --------      --------
                                                                            $  359.1      $  310.3      $  230.9
                                                                            --------      --------      --------
                                                                            --------      --------      --------

     The following table sets forth certain consolidated statement of earnings data as a percentage of net sales:

                                                                               YEAR ENDED JUNE 30
                                                                          -----------------------------
                                                                          1997        1996        1995
                                                                          -----       -----       -----
Net sales..............................................................   100.0%      100.0%      100.0%
Cost of sales..........................................................    22.6        22.9        23.3
                                                                          -----       -----       -----
Gross profit...........................................................    77.4        77.1        76.7
Selling, general and administrative expenses:

  Selling, general and administrative..................................    65.8        66.2        67.5
  Related party royalties..............................................     1.0         1.2         1.3
                                                                          -----       -----       -----
                                                                           66.8        67.4        68.8
                                                                          -----       -----       -----
Operating income.......................................................    10.6         9.7         7.9
Interest income (expense), net.........................................     0.1         0.1         0.1
                                                                          -----       -----       -----
Earnings before income taxes and minority interest.....................    10.7         9.8         8.0
Provision for income taxes.............................................     4.5         4.3         3.7
Minority interest......................................................    (0.4)       (0.5)       (0.1)
                                                                          -----       -----       -----
Net earnings...........................................................     5.8%        5.0%        4.2%
                                                                          -----       -----       -----
                                                                          -----       -----       -----

NET SALES

     Net sales in fiscal 1997 increased 6% to $3,381.6 million as compared to fiscal 1996 and 10% to $3,194.5 million for fiscal 1996 as compared to fiscal 1995. In fiscal 1997, net sales increased as a result of new product introductions across all categories, the global rollout of recent women's and men's fragrance introductions, and the continued solid performance of existing products. Fiscal 1997 includes a full year of sales of Bobbi Brown as compared to eight months of sales in fiscal 1996, in which a 100% interest was acquired in late October 1995. In fiscal 1996, increases reflected the strength of new products in all product categories and continued strong growth in sales of existing products at existing points of sale. Additionally, fiscal 1996 as compared to fiscal 1995 included twelve months of sales versus six months of sales of Make-Up Art Cosmetics Limited ('M.A.C.'), in which a majority equity interest was acquired in December 1994, and eight months of sales of Bobbi Brown. The strengthening of the U.S. dollar which began in fiscal 1996 has negatively impacted net sales by approximately $87.0 million and $35.0 million for fiscal 1997 and fiscal 1996, respectively. Fiscal 1995 net sales were favorably impacted by approximately $100.0 million due to foreign currency translation. Excluding the impact of foreign currency translation, net sales would have increased 9% and 11% for fiscal 1997 and fiscal 1996, respectively.

     Net sales of skin care products in fiscal 1997 increased 1% to $1,305.5 million as compared to fiscal 1996 and, in fiscal 1996, increased 6% to $1,287.3 million as compared to fiscal 1995. In fiscal 1997, the increase was attributable to the introduction of Fruition Extra, Advanced Sun Care Products, Moisture On-Line, and Nutritious Bio-Protein Moisture Complex, along with the continued growth of existing products such as LipZone, All About Lips and Dramatically Different Moisturizing Lotion. These increases were partially offset by lower sales of Turnaround Cream and ThighZone Body Streamlining Complex. In fiscal 1996, the increase was due in part to the launch of Moisture On-Call and DayWear Super Anti-Oxidant Complex and the continued success of existing products such as Daily Eye Saver, ThighZone Body Streamlining Complex, Advanced Night Repair Protective Recovery Complex and Dramatically Different Moisturizing Lotion, which were partially offset by lower sales of Turnaround Cream. Net sales of makeup products increased 11% to $1,253.4 million in fiscal 1997 and 13% to $1,131.6 million in fiscal 1996. In fiscal 1997, the sales growth was primarily due to the introduction of City Base Compact Foundation, Long Last Soft Shine Lipstick, Virtual Skin, Futurist Age-Resisting Makeup, and Indelible Lipstick, and increased sales from existing M.A.C. and Bobbi Brown products. These increases were partially offset by lower sales of Long Last Lipstick and More than Mascara. In fiscal 1996, the net sales increase reflects the inclusion of M.A.C. and Bobbi Brown product lines, which are predominantly makeup products, the launch of True Lipstick, and higher sales of existing products such as Enlighten Skin-Enhancing Makeup and Soft Finish Makeup. Net sales of fragrance products increased 6% to $822.7 million in fiscal 1997 and 14% to $775.6 million in fiscal 1996. In fiscal 1997, the sales growth was led by the successful United States introduction of 'tommy girl,' the European/Asian launch of 'tommy,' along with the European introduction of Kiton. The continuing domestic success of 'tommy' and Estee Lauder pleasures also contributed to the increased net sales. New fragrance introductions cannibalized some existing fragrance sales, primarily, Knowing and Beautiful, although these products continue to record impressive sales results. The increase in net sales in fiscal 1996 was driven by the outstanding debut of Estee Lauder pleasures along with the success of 'tommy,' as well as the Company's classic fragrances, such as Beautiful and White Linen, which continued to generate impressive sales. The introduction of new products may have some cannibalization effect on existing products, which is taken into account by the Company in its business planning.

     In fiscal 1997, net sales increased in the Americas and Europe, the Middle East & Africa. Net sales in the Americas rose 8% to $1,939.4 million in fiscal 1997, as compared to a 14% increase to $1,799.4 million in fiscal 1996. In fiscal 1997, the increase is attributable to the sales of new products across all categories, particularly those in the fragrance category. Solid double digit increases were achieved in M.A.C. and Bobbi Brown. A generally lackluster retail environment for most of the year impacted core brand sales. The increase in fiscal 1996 reflected the sales of new products across all categories (including those from M.A.C. and Bobbi Brown) and strong sales growth of existing products at existing points of sale in the United States. In Europe, the Middle East & Africa, net sales increased 6% to $909.3 million in fiscal 1997, as compared to a 9% increase to $855.9 million in fiscal 1996. Excluding the impact of foreign currency translation, net sales would have increased 11% and 8%, for fiscal 1997 and fiscal 1996, respectively. In fiscal 1997, higher net sales were achieved in the United Kingdom, the distributor and travel retail businesses, Italy, and from the inclusion of sales from the Company's fragrance joint venture. These increases were partially offset by lower sales in Germany and France resulting from the impact of foreign currency translation and the continuing difficult retail environments. The increase in fiscal 1996 reflected strong net sales performances in South Africa, Spain, Italy, and the travel retail businesses, partially offset by lower net sales in Germany. In Asia/Pacific net sales decreased 1% to $532.9 million in fiscal 1997, as compared to a 1% increase to $539.2 million in fiscal 1996. On a local currency basis, Asia/Pacific sales increased 6% and 7% for fiscal 1997 and fiscal 1996, respectively. In fiscal 1997, all markets reported local currency sales increases with strong performances in Thailand, Korea, Taiwan, Singapore, New Zealand, and Malaysia. All markets in fiscal 1996 reported sales increases with strong sales growth in Taiwan, Korea, and Hong Kong. Despite increased sales on a local currency basis,

Japan's sales in fiscal 1997 and fiscal 1996, were unfavorably impacted by the strength of the U.S. dollar versus the yen. The Company strategically staggers its new product launches by geographic markets, which may account for differences in regional sales growth.

COST OF SALES

     Cost of sales in fiscal 1997 was 22.6% of net sales compared with 22.9% of net sales in fiscal 1996 and 23.3% of net sales in fiscal 1995. These decreases primarily reflect the efficiencies achieved as a result of the Company's continuing efforts to globalize its sourcing and manufacturing activities, as well as shifts in product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased to 66.8% of net sales in fiscal 1997, compared with 67.4% and 68.8% of net sales in fiscal 1996 and fiscal 1995, respectively. This decrease reflects operating expenses growing at a slower rate than net sales primarily due to efficiencies achieved in the selling and general and administrative areas in fiscal 1997 and in the selling and marketing functions in fiscal 1996.

OPERATING INCOME

     Operating income rose 16% to $359.1 million in fiscal 1997 and 34% to $310.3 million in fiscal 1996. Operating margins were 10.6% in 1997, compared with 9.7% and 7.9% in fiscal 1996 and fiscal 1995, respectively. The increases in fiscal 1997 and fiscal 1996 were due to higher net sales, cost of sales efficiencies and total operating expenses growing at a slower rate than net sales.

     Operating income in the Americas increased by 43% to $189.9 million in fiscal 1997, as compared to a 40% increase to $133.0 million in fiscal 1996. In fiscal 1997, the increase was primarily due to net sales increases in the United States, Canada, and the inclusion of twelve months of operating results for Bobbi Brown, as compared to eight months in fiscal 1996. In fiscal 1996, the increase was due to higher net sales in the United States, the inclusion of twelve months of operating results from M.A.C. as compared with six months in fiscal 1995 and the inclusion of operating results from Bobbi Brown since its acquisition in October 1995. In Europe, the Middle East & Africa, operating income increased 6% to $122.7 million in fiscal 1997, as compared to a 60% increase to $115.5 million in fiscal 1996. In fiscal 1997, the increase was primarily due to increased operating income in the United Kingdom, Italy, South Africa, Eastern Europe, the distributor and travel retail businesses, and the inclusion of twelve months of operating results from Bobbi Brown as compared to eight months in fiscal 1996, offset by lower results in Belgium, Austria, Germany and France. In fiscal 1996, the increase related to improved operating results in Italy, the Nordic region, Austria and the travel retail business, partially offset by lower operating results in France resulting from general strikes and an unsettled business environment and in Germany due to a sluggish economic environment. In

Asia/Pacific, operating income decreased 25% to $46.5 million in fiscal 1997, as compared to a decrease of 3% to $61.8 million in fiscal 1996. In fiscal 1997, the decrease was due to the continuing unfavorable translation impact of the strength of the U.S. dollar versus the yen, lower operating income in Japan reflecting the difficult retail environment, and incremental promotional spending partially offset by strong results in Australia, Thailand, Korea, Singapore, and Malaysia. In fiscal 1996, the decrease was due to the impact of unfavorable foreign currency translation and expenditures associated with the launch of Origins in Japan, partially offset by strong results in Taiwan, Korea and Hong Kong.

INTEREST INCOME (EXPENSE), NET

     Interest income, net was $3.8 million in fiscal 1997 as compared to $2.7 million in fiscal 1996 and $2.1 million in fiscal 1995. The increase in fiscal 1997 and fiscal 1996 was due to increased interest income resulting principally from higher average domestic and overseas net cash positions which were partially offset by the elimination of interest income from stockholders, combined with lower interest expense as a result of lower debt levels.

PROVISION FOR INCOME TAXES

     The provision for income taxes represents federal, foreign, state and local income taxes. The effective rate for income taxes in fiscal 1997 was 42.0% as compared to 44.2% in fiscal 1996 and 46.4% in fiscal 1995. These rates principally reflect the effect of state and local taxes, higher tax rates in certain foreign jurisdictions and certain nondeductible expenses. The decrease in the effective income tax rate in fiscal 1997 and fiscal 1996 was principally attributable to an increase in profits in lower taxed countries, the lessened impact of a relatively higher Japanese rate and the reduced relative negative impact of a stockholder's rights to receive certain U.S. royalty payments by reason of the Company's purchase of those rights in November 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of funds have historically been, and are expected to continue to be, cash flow from operations and borrowings under uncommitted and committed credit lines provided by banks in the United States and abroad. At June 30, 1997, the Company had cash and cash equivalents of $255.6 million compared with $254.8 million at June 30, 1996.

     Uncommitted lines of credit amounted to $293.1 million at June 30, 1997, of which $9.1 million were used. Unused committed lines of credit available to the Company at June 30, 1997 amounted to $401.2 million. In July 1996, the Company entered into a new, five-year $400.0 million committed credit facility that replaced $310.0 million of committed lines of credit, at more favorable terms and pricing. Total debt as a percentage of total capitalization (including short-term debt) was 3% at June 30, 1997 and 14% at June 30, 1996.

     In fiscal 1995, the Company redeemed $6.2 million of its 12.02% debentures, $1.8 million of its 11.95% debentures and $20.9 million of its 8.61% debentures which were held by certain stockholders and a third party. Additionally, the Company redeemed $1.1 million of preferred shares in June 1995.


     Net cash provided by operating activities increased 47% to $253.1 million in fiscal 1997 as compared to fiscal 1996 and 7% to $172.0 million in fiscal 1996 as compared to fiscal 1995. For fiscal 1997, this increase is primarily attributable to the Company's increased profitability, reduced inventory levels, and an increase in other accrued liabilities, partially offset by higher accounts receivable as a result of greater net sales and the inclusion in fiscal 1996 of the Company's purchase of a stockholder's rights to receive certain U.S. royalty payments and the repayment of stockholder loans receivable for $103.4 million. For fiscal 1996, this increase primarily reflects the Company's improved profitability and repayment of stockholder loans receivable, partially offset by an increase in inventory and the Company's purchase during fiscal 1996 of a stockholder's rights to receive certain U.S. royalty payments for $88.5 million. Net cash used for investing activities in fiscal 1997 was $130.7 million, compared with $74.5 million in fiscal 1996 and $50.5 million in fiscal 1995. Fiscal 1997 principally reflects capital expenditures and the cost of an additional interest in M.A.C. during the year. Net cash used for fiscal 1996 and fiscal 1995 principally reflects capital expenditures and the cash portion of the acquisitions of a 100% interest in Bobbi Brown in fiscal 1996 and a majority equity interest in M.A.C. in fiscal 1995. Through contractual agreement, the Company has the right to acquire the remaining interest in M.A.C. at certain times between fiscal 1998 and fiscal 1999. Financing activities for the three years ended June 30, 1997 reflect dividends paid, borrowings and repayment of debt and, in fiscal 1997 and fiscal 1996, proceeds from the issuance of common stock in the Company's secondary and initial public offerings. The current ratio of the Company was 1.7 for fiscal 1997, compared with 1.6 for fiscal 1996. This increase is primarily due to lower debt levels in fiscal 1997 as compared to fiscal 1996.

     Capital expenditures amounted to $82.9 million, $63.4 million and $46.0 million in fiscal 1997, 1996 and 1995, respectively. Spending in all three years primarily reflects the continued upgrade of manufacturing equipment, dies and molds, store and counter construction and information technology advancements.

     The Company is in the process of constructing a state-of-the-art warehouse and distribution center in Lachen, Switzerland, which has been designed to accommodate the Company's projected future growth. The Company to date has spent approximately $10.0 million. The total cost of the new distribution center is estimated to be approximately $19.0 million at current exchange rates, with completion anticipated within 12 months.

     Dividend payments were $63.4 million in fiscal 1997, compared with $107.3 million in fiscal 1996 and $36.3 million in fiscal 1995. The decrease in fiscal 1997 as compared to fiscal 1996 reflects the inclusion in fiscal 1996 of special dividends which were made immediately prior to the recapitalization described in
Note 1 to the consolidated financial statements. In fiscal 1996, the increase reflects payments of $23.4 million of dividends on the Company's $6.50 Cumulative Redeemable Preferred Stock and the declaration by Estee Lauder AG Lachen, a subsidiary of the Company, of a special cash dividend in the aggregate amount of $20.0 million payable to the then holders of its SFr 1,000 par value shares. The Company also declared a special dividend, payable to the then holders of its common stock, consisting of interests in corporations and partnerships holding certain assets of the Company, which were unrelated to the Company's core business, and $29.6 million in cash. The aggregate fair value of the assets in such corporations and partnerships was $19.6 million. In fiscal 1996 and fiscal 1995, dividends also include amounts paid on the Company's Participating Class I Preferred Stock, which stock ceased to be outstanding after the Company completed the recapitalization. In fiscal 1996, the Company established an initial policy of declaring quarterly dividends at the rate of $.085 per share on its newly issued Class A Common Stock and Class B Common Stock commencing with the quarter ended March 31, 1996. In fiscal 1997 and fiscal 1996, dividends declared and paid on such common stock totalled approximately $40.0 million and $20.0 million, respectively.

     The Company enters into forward foreign exchange contracts and purchases foreign currency options to hedge foreign currency transactions for periods consistent with its identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the Company's costs and on the cash flows which it receives from its foreign subsidiaries. Almost all foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions rated as strong investment grade by a major rating agency. The contracts have varying maturities with none exceeding 24 months. As hedges, gains and losses on forward contracts are reflected in operating income along with the corresponding underlying transactions. Premiums on foreign currency options are amortized over the period being hedged. Costs associated with entering into such contracts have not been material to the Company's financial results. As a matter of policy, the Company does not engage in currency speculation. At June 30, 1997, the Company had contracts to exchange foreign currencies in the form of purchased currency options and forward exchange contracts in the amount of $114.6 million and $241.5 million, respectively. Foreign currencies exchanged under these contracts are principally the Belgian franc, U.K. pound, Swiss franc, and Japanese yen.

     The effects of inflation have not been significant to the overall operating results of the Company in recent years. Generally, the Company has been able to increase selling prices sufficiently to offset cost increases which have been moderate.

     The Company believes that cash on hand, internally generated cash flow, available credit lines and access to credit markets will be adequate to support currently planned business operations and capital expenditures both on a near-term and long-term basis.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company conducts business in many foreign currencies. As a result, it is subject to foreign currency exchange rate risk due to the effects that foreign exchange rate movements of these currencies, principally against the Belgian franc, U.K. pound, and Swiss franc, have on the Company's costs and on the cash flows which it receives from its foreign subsidiaries. The Company believes that currently it has no other material market risk exposures. The Company addresses its risks through a controlled program of risk management that includes the use of derivative financial instruments. The Company primarily enters into foreign currency forward exchange contracts and purchases foreign currency options to reduce the effects of fluctuating foreign currency exchange rates, and accordingly categorizes these instruments as entered into for purposes other than trading. See Note 8 'Financial Instruments' in the consolidated financial statements.

     The Company uses a value-at-risk model to assess the market risk of its derivative financial instruments. Value-at-risk represents the potential losses for an instrument or portfolio from adverse changes in market factors, for a specified time period and confidence level. The Company estimates value-at-risk across all of its derivative financial instruments using a model with historical volatilities and correlations calculated over the past 250 day period. The Company's measured value-at-risk from holding such derivative instruments, using a variance/co-variance model with a 95 percent confidence level, assuming normal market conditions at June 30, 1997 was immaterial.

     The Company's calculated value-at-risk exposure represents an estimate of reasonably possible net losses that would be recognized on its portfolio of derivative financial instruments assuming hypothetical movements in future market rates and are not necessarily indicative of actual results which may occur. It does not represent the maximum possible loss nor any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon actual fluctuations in market rates, operating exposures, and the timing thereof, and changes in the Company's portfolio of derivative financial instruments during the year.

     The Company, however, believes that any loss incurred would be offset by the effects of currency movements on the respective underlying hedged transactions. In addition, the maximum exposure associated with the purchase of options is limited to the premiums paid, which are recognized against income over the period being hedged.

ACCOUNTING STANDARDS

     In March 1997, the Financial Accounting Standards Board ('FASB') issued Statement of Financial Accounting Standards ('SFAS') No. 128, 'Earnings Per Share.' This statement establishes standards for computing and presenting earnings per share ('EPS'), replacing the presentation of currently required Primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of earnings. Under this new standard, Basic EPS is computed based on weighted average common shares outstanding and contingently issuable shares (which satisfy certain conditions) and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock, or from other contracts to issue common stock, and is similar to the currently required Fully Diluted EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this statement to be materially different to previously reported EPS amounts.

     In January 1997, the Securities and Exchange Commission expanded existing disclosure requirements with respect to certain derivative instruments. The new rules require enhanced descriptions in the footnotes to the financial statements and also require certain qualitative and quantitative disclosures outside the financial statements regarding market risk related to the derivative instruments. The rules, which are effective for fiscal years ending after June 15, 1997, were adopted by the Company in fiscal 1997.

     In July 1996, the Emerging Issues Task Force of the FASB reached a consensus on Issue 96-14, 'Accounting for the Costs Associated with Modifying Computer Software for the Year 2000,' which requires that costs associated with modifying computer software for the Year 2000 be expensed as incurred. The Company believes, based upon its internal reviews and other factors, that future external and internal costs to be incurred relating to the modification of internal-use software for the Year 2000 will not have a material effect on the Company's results of operations or financial position.

     In October 1995, the FASB issued SFAS No. 123, 'Accounting for Stock-Based Compensation.' This statement encourages, but does not require, companies to account for stock compensation awards based on their fair value at the date the awards are granted. The resulting compensation award would be shown as an expense on the statement of earnings. Alternatively, the statement allows for the continued use of Accounting Principles Board ('APB') Opinion No. 25, 'Accounting for Stock Issued to Employees,' which generally results in no compensation cost for most fixed stock-option plans, with pro forma disclosure of net earnings and earnings per share determined as if the fair value based method had been applied in measuring compensation cost. The Company adopted the new standard in fiscal 1997 by continuing to apply the provisions of APB Opinion No. 25 while providing the required pro forma disclosures as if the fair value method had been applied.

     In March 1995, the FASB issued SFAS No. 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,' which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. The new standard, which was adopted in fiscal 1997, did not have a material impact on the Company's results of operations, cash flows or financial position.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this item appears beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The other information required by Item 10 will be included in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders which will be filed within 120 days after the close of the Company's fiscal year ended June 30, 1997 and such information is incorporated herein by reference to such Proxy Statement.

     The following table sets forth certain information with respect to the executive officers of the Company.

NAME                             AGE                                POSITION(S) HELD
------------------------------   ---   --------------------------------------------------------------------------
Leonard A. Lauder.............   64    Chairman of the Board of Directors and Chief Executive Officer
Ronald S. Lauder..............   53    Chairman of Clinique Laboratories, Inc. and Estee Lauder International,
                                         Inc. and a Director
Fred H. Langhammer............   53    President and Chief Operating Officer and a Director
Robert J. Bigler..............   49    Senior Vice President and Chief Financial Officer
Daniel J. Brestle.............   52    President of Clinique Laboratories, Inc.
Robin R. Burns................   44    President of Estee Lauder (U.S.A. and Canada)
Andrew J. Cavanaugh...........   50    Senior Vice President -- Corporate Human Resources
John B. Chilton...............   65    Senior Vice President -- Global Operations
John M. Corrigan..............   55    Senior Vice President -- Global Information Systems
Joseph Gubernick..............   63    Senior Vice President -- Research and Development
Evelyn H. Lauder..............   61    Senior Corporate Vice President
William P. Lauder.............   37    President of Origins Natural Resources, Inc. and a Director
Mary Carroll Linder...........   50    Senior Vice President -- Global Communications
Saul H. Magram................   66    Senior Vice President, General Counsel and Secretary
Robert A. Nielsen.............   67    President of Aramis Inc. and Prescriptives Inc.
Jeanette S. Wagner............   68    President of Estee Lauder International, Inc.

     LEONARD A. LAUDER has served as Chief Executive Officer of the Company since 1982 and as President from 1972 until 1995. He became Chairman of the Board of Directors of the Company in 1995. Mr. Lauder formally joined the Company in 1958 after serving as an officer in the United States Navy. Since joining the Company, he has served in various positions, including executive officer positions other than those described above. He is Chairman of the Board of Trustees of the Whitney Museum of American Art, a Charter Trustee of the University of Pennsylvania, a Trustee of The Aspen Institute and a Director of RSL Communications Ltd. He also served as a member of the White House Advisory Committee on Trade Policy and Negotiations under President Reagan.

     RONALD S. LAUDER has served as Chairman of Clinique Laboratories, Inc. and Chairman of Estee Lauder International, Inc. since returning from government service in 1987. Mr. Lauder joined the Company in 1964 and has served in various capacities, including those described above, since then. From 1983 to 1986, Mr. Lauder served as Deputy Assistant Secretary of Defense for European and NATO Affairs. From 1986 to 1987, he served as U.S. Ambassador to Austria. Since 1990, he has been Chairman of the Central European Development Corporation, an investment company. He serves as Chairman of the Board of Directors of Central European Media Enterprises Ltd. and RSL Communications Ltd. and as Chairman of the Board of Trustees of the Museum of Modern Art and is Chairman of the New

York State Research Council on Privatization.

     FRED H. LANGHAMMER has been President of the Company since 1995 and Chief Operating Officer of the Company since 1985. He was Executive Vice President from 1985 until 1995. Mr. Langhammer joined the Company in 1975 as President of its operations in Japan and, in 1982, he was appointed Managing Director of the Company's operations in Germany. He is a member of the Board of Directors of the Cosmetics, Toiletries and Fragrance Association, The German American Chamber of Commerce, Inc., the American Institute for Contemporary German Studies at Johns Hopkins University and a Director of RSL Communications Ltd. He is also a Senior Fellow of the Foreign Policy Association.

     ROBERT J. BIGLER is Senior Vice President and Chief Financial Officer of the Company, a position he assumed in 1992. Before that, he had served as Senior Vice President -- Controller of Estee Lauder International, Inc. from 1986. He is a certified public accountant.

     DANIEL J. BRESTLE is President of Clinique Laboratories, Inc. and has been the senior officer of that division since 1992. Prior thereto, he was President of Prescriptives U.S.A. since 1988. Mr. Brestle joined the Company in 1978.

     ROBIN R. BURNS has served as President of Estee Lauder (U.S.A.) since 1990. Her duties were expanded in 1995 to include Canada. She is a member of the Board of Directors of the Cosmetics, Toiletries and Fragrance Association and of S.C. Johnson & Son, Inc. and a member of the Board of Trustees and the Steering Committee of Fashion Institute of Technology. Ms. Burns is also a founding member of the National Retail Federations Associate Member Advisory Council and a member of The Breast Cancer Research Foundation Advisory Board.

     ANDREW J. CAVANAUGH has been Senior Vice President -- Corporate Human Resources since 1994. Mr. Cavanaugh joined the Company in 1988 as Executive Director -- Human Resources. Since 1993, he has been a member of the Board of Directors of Galoob Toys, Inc.

     JOHN B. CHILTON is Senior Vice President -- Global Operations and has been in charge of the Company's global manufacturing operations since 1993. Before that, Mr. Chilton managed the Company's United States manufacturing operations since 1978. He joined the Company in 1973 as Managing Director of the Company's manufacturing unit in the United Kingdom, and managed international operations from 1974 to 1978.

     JOHN M. CORRIGAN is Senior Vice President -- Global Information Systems and has been the senior officer in charge of information systems and technology since joining the Company in 1990.

     JOSEPH GUBERNICK is Senior Vice President -- Research and Development of the Company. Mr. Gubernick joined the Company in 1972 as Vice
President -- Research and Development.

     EVELYN H. LAUDER has been Senior Corporate Vice President of the Company since 1989, and previously served as Vice President and in other executive capacities since first joining the Company in 1959 as Education Director. She is a member of the Board of Overseers, Memorial Sloan-Kettering Cancer Center, a member of the Board of Trustees of Central Park Conservancy, Inc. and The Trinity School in New York City, a member of the Board of Directors of The Parks Council and the Founder and President of The Breast Cancer Research Foundation.

     WILLIAM P. LAUDER is President of Origins Natural Resources, Inc., and has been the senior officer of such division since its inception in 1990. Prior thereto, he served in various positions since joining the Company in 1986. He is a member of the Board of Trustees of The Trinity School in New York City and the Board of Directors of the Educational Foundation of Fashion Industries.

     MARY CARROLL LINDER has been Senior Vice President -- Global Communications since 1996. From 1992 until she joined the Company, Ms. Linder headed the communication area of Grand Metropolitan, PLC, a broadly based consumer products company, as Group Corporate Communications Director.

     SAUL H. MAGRAM is Senior Vice President, General Counsel and Secretary of the Company. Mr. Magram has been the senior legal officer of the Company since he joined in 1968.

     ROBERT A. NIELSEN is President of Aramis Inc. and President of Prescriptives Inc. and has been the senior officer of those divisions since 1992 and 1995, respectively. Mr. Nielsen first joined the Company in 1960 and has been associated with it on three occasions since that date. From 1990 to 1992, Mr. Nielsen was a management development consultant in the fashion industry.

     JEANETTE S. WAGNER is President of Estee Lauder International, Inc., a position she has held since 1985. Mrs. Wagner joined the Company in 1975 to head the activity of the Estee Lauder brand in international markets. Prior to assuming her current responsibilities, Mrs. Wagner served as Senior Vice President -- Corporate Development from 1982 to 1985. Mrs. Wagner is a member of the Board of Directors of the American Greetings Corporation, The Stride Rite Corporation and Tricon Global Restaurants, Inc. In 1994, Mrs. Wagner was appointed by President Clinton to serve on the White House Advisory Committee on Trade Policy and Negotiations, and she currently serves as the Chairman of the Fragrance Foundation, an industry group.

     Each executive officer serves for a one-year term ending at the next annual meeting of the Company's Board of Directors, subject to his or her applicable employment agreement and his or her earlier death, resignation or removal.

ITEM 11.  EXECUTIVE COMPENSATION.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required to be included herein by Items 11 through 13 of Form 10-K will be included in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders, which will be filed within 120 days after the close of the Company's fiscal year ended June 30, 1997 and such information is incorporated herein by reference to such Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM 8-K.

      (a)  1, 2. Financial Statements and Schedules -- See index on Page F-1.

          3. Exhibits --

          EXHIBIT
          NUMBER                                           DESCRIPTION
          ------   -------------------------------------------------------------------------------------------
           3 .1    Form of Restated Certificate of Incorporation (filed as Exhibit 3.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (No. 33-97180) on November 13, 1995 (the
                   'S-1')).*

            3.2    Form of Amended and Restated By-laws (filed as Exhibit 3.2 to the S-1).*

           10.1    Form of Stockholders' Agreement (filed as Exhibit 10.1 to the S-1).*

           10.1a   Amendment No. 1 to Stockholders' Agreement (filed as Exhibit 10.1 to the Company's
                   Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).*

           10.1b   Amendment No. 2 to Stockholders' Agreement (filed as Exhibit 10.2 to the Company's
                   Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 (the 'FY 1997 Q2
                   10-Q')).*

           10.1c   Amendment No. 3 to Stockholders' Agreement (filed as Exhibit 10.2 to the Company's
                   Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (the 'FY 1997 Q3
                   10-Q')).*

           10.2    Form of Registration Rights Agreement (filed as Exhibit 10.2 to the S-1).*

           10.2a   First Amendment to Registration Rights Agreement (filed as Exhibit 10.3 to the Company's
                   Annual Report on Form 10-K for the fiscal year ended June 30, 1997).*

           10.2b   Second Amendment to Registration Rights Agreement (filed as Exhibit 10.1 to the FY 1997 Q3
                   10-Q).*

           10.3    Fiscal 1996 Share Incentive Plan (filed as Exhibit 10.3 to the S-1).*+

           10.4    The Estee Lauder Inc. Retirement Growth Account Plan (filed as Exhibit 10.4 to the S-1).*+

           10.5    The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.5 to the
                   S-1).*+

           10.6    Annual Incentive Plan (filed as Exhibit 10.6 to the S-1).*+

           10.7    Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.7 to the S-1).*+


           10.8    Employment Agreement with Ronald S. Lauder (filed as Exhibit 10.8 to the S-1).*+

           10.9    Employment Agreement with Fred H. Langhammer (filed as Exhibit 10.9 to the S-1).*+

          EXHIBIT
          NUMBER                                           DESCRIPTION
          ------   -------------------------------------------------------------------------------------------
           10.10   Employment Agreement with Daniel J. Brestle (filed as Exhibit 4(h) to the Company's
                   Registration Statement on Form S-8 (No. 33-99554) on November 17, 1995 (the 'S-8')).*+

           10.11   Employment Agreement with Robin R. Burns (filed as Exhibit 4(g) to the S-8).*+

           10.12   Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to the Company's
                   Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).*+

           10.13   Employment Agreement, as amended, with Saul H. Magram (filed as Exhibit 10.10 to the
                   S-1).*+

           10.14   Employment Agreement with Jeanette S. Wagner (filed as Exhibit 4(i) to the S-8).*+

           10.15   Form of Deferred Compensation Agreement with Outside Directors (filed as Exhibit 10.1 to the FY 1997 Q2 10-Q).*+

           21.1    List of significant subsidiaries of the Company.

           23.1    Consent of Arthur Andersen LLP.

           24.1    Powers of Attorney.

           27.1    Financial Data Schedule.

           99.1    Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities
                   Litigation Reform Act of 1995 (filed as Exhibit 99.1 to the FY 1997 Q2 10-Q).*

------------------
* Incorporated herein by reference.

+ Exhibit is a management contract or compensatory plan or arrangement.

   (b) Registrant filed no reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE ESTEE LAUDER COMPANIES INC.

                                          By        /s/  ROBERT J. BIGLER
                                             ----------------------------
                                                     Robert J. Bigler
                                                  Senior Vice President
                                               and Chief Financial Officer

Date: September 4, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                 SIGNATURE                                      TITLE(S)                            DATE
--------------------------------------------  --------------------------------------------   -------------------
          /s/ LEONARD A. LAUDER*              Chairman of the Board of Directors               September 4, 1997
     -------------------------------            and Chief Executive Officer
             Leonard A. Lauder                  (Principal Executive Officer)

         /s/ RONALD S. LAUDER*                Director                                         September 4, 1997
     -------------------------------
           Ronald S. Lauder

         /s/ WILLIAM P. LAUDER*               Director                                         September 4, 1997
     -------------------------------
           William P. Lauder

        /s/ FRED H. LANGHAMMER*               Director                                         September 4, 1997
     -------------------------------
          Fred H. Langhammer

           /s/ MARSHALL ROSE*                 Director                                         September 4, 1997
     -------------------------------
             Marshall Rose

          /s/ P. ROY VAGELOS*                 Director                                         September 4, 1997
     -------------------------------
            P. Roy Vagelos

          /s/ FAYE WATTLETON*                 Director                                         September 4, 1997
     -------------------------------
            Faye Wattleton


          /s/ ROBERT J. BIGLER                Senior Vice President and                        September 4, 1997
     -------------------------------            Chief Financial Officer
            Robert J. Bigler                    (Principal Financial and
                                                Accounting Officer)

------------------
* By signing his name hereto, Robert J. Bigler signs this document in the capacities indicated above and on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed herewith.

                                          By   /s/  ROBERT J. BIGLER
                                             ---------------------------
                                                    Robert J. Bigler
                                                   (Attorney-in-Fact)

                        THE ESTEE LAUDER COMPANIES INC.
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                                                              PAGE
                                                                                                              ----
FINANCIAL STATEMENTS:

Report of Independent Public Accountants...................................................................   F-2

Consolidated Statements of Earnings........................................................................   F-3

Consolidated Balance Sheets................................................................................   F-4

Consolidated Statements of Stockholders' Equity............................................................   F-5

Consolidated Statements of Cash Flows......................................................................   F-6

Notes to Consolidated Financial Statements.................................................................   F-7

FINANCIAL STATEMENT SCHEDULE:

Report of Independent Public Accountants on Schedule.......................................................   S-1

Schedule II -- Valuation and Qualifying Accounts...........................................................   S-2

     All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Estee Lauder Companies Inc.:

     We have audited the accompanying consolidated balance sheets of The Estee Lauder Companies Inc. (a Delaware corporation) and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Estee Lauder Companies Inc. and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

New York, New York
August 12, 1997

                        THE ESTEE LAUDER COMPANIES INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                                                       YEAR ENDED JUNE 30
                                                                               ----------------------------------
                                                                                 1997         1996         1995
                                                                               --------     --------     --------
                                                                                 (IN MILLIONS, EXCEPT PER SHARE
                                                                               DATA)

NET SALES...................................................................   $3,381.6     $3,194.5     $2,899.1
Cost of sales...............................................................      765.1        731.0        674.8
                                                                               --------     --------     --------
GROSS PROFIT................................................................    2,616.5      2,463.5      2,224.3
Selling, general and administrative expenses:
  Selling, general and administrative.......................................    2,224.6      2,116.0      1,957.7
  Related party royalties (Note 1)..........................................       32.8         37.2         35.7
                                                                               --------     --------     --------
                                                                                2,257.4      2,153.2      1,993.4
                                                                               --------     --------     --------
OPERATING INCOME............................................................      359.1        310.3        230.9
Interest income (expense), net:
  Interest income (expense), net............................................        3.8           --         (2.8)
  Interest income from stockholders, net....................................         --          2.7          4.9
                                                                               --------     --------     --------
                                                                                    3.8          2.7          2.1
                                                                               --------     --------     --------
EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST..........................      362.9        313.0        233.0
Provision for income taxes (Note 5).........................................      152.4        138.3        108.0
Minority interest (Note 3)..................................................      (12.9)       (14.3)        (3.8)
                                                                               --------     --------     --------
NET EARNINGS................................................................      197.6        160.4        121.2
Preferred stock dividends...................................................       23.4         57.5         25.3
                                                                               --------     --------     --------
NET EARNINGS ATTRIBUTABLE TO COMMON STOCK (Note 1)..........................   $  174.2     $  102.9     $   95.9
                                                                               --------     --------     --------
                                                                               --------     --------     --------
Net earnings per common share (Note 1)......................................   $   1.46     $     --     $     --
Weighted average common shares outstanding (Note 1).........................      119.2           --           --

                See notes to consolidated financial statements.

                        THE ESTEE LAUDER COMPANIES INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                                    JUNE 30
                                                                                              --------------------
                                                                                                1997        1996
                                                                                              --------    --------
                                                                                              (IN MILLIONS)
                                          ASSETS
CURRENT ASSETS
Cash and cash equivalents (Notes 1 and 8)..................................................   $  255.6    $  254.8
Accounts receivable, net (Note 1)..........................................................      471.7       434.0
Inventory and promotional merchandise (Note 1).............................................      440.6       452.8
Prepaid expenses and other current assets..................................................      143.2       148.8
                                                                                              --------    --------
          TOTAL CURRENT ASSETS.............................................................    1,311.1     1,290.4
PROPERTY, PLANT AND EQUIPMENT, NET (Note 1)................................................      265.0       229.3
OTHER ASSETS
Investments, at cost or market value (Note 16).............................................       25.9        24.7
Deferred taxes (Note 5)....................................................................       59.9        43.1
Intangible assets (Notes 1 and 3)..........................................................      161.3       146.6
Other assets...............................................................................       49.9        45.3
                                                                                              --------    --------
                                                                                                 297.0       259.7
                                                                                              --------    --------
                                                                                              $1,873.1    $1,779.4
                                                                                              --------    --------
                                                                                              --------    --------

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable and current maturities of long-term debt (Notes 4 and 7).....................   $   31.1    $  105.6
Accounts payable...........................................................................      165.8       175.3
Accrued income taxes (Note 5)..............................................................       57.4        72.9
Other accrued liabilities (Notes 1 and 6)..................................................      505.2       469.1
                                                                                              --------    --------
          TOTAL CURRENT LIABILITIES........................................................      759.5       822.9
NONCURRENT LIABILITIES
Long-term debt (Notes 7 and 8).............................................................         --        21.9
Other noncurrent liabilities...............................................................      205.9       180.4
                                                                                              --------    --------
                                                                                                 205.9       202.3
$6.50 CUMULATIVE REDEEMABLE PREFERRED STOCK, AT REDEMPTION VALUE (Notes 8 and 12)..........      360.0       360.0
STOCKHOLDERS' EQUITY (Notes 1 and 13)
Capital stock, $.01 par value; 300,000,000 shares Class A authorized, shares outstanding:
  61,436,663 in 1997 and 60,458,235 in 1996; 120,000,000 shares Class B authorized, shares
  outstanding: 56,839,667 in 1997 and 1996.................................................        1.2         1.2
Paid-in capital............................................................................      165.3       121.6

Retained earnings..........................................................................      386.4       252.2
Unrealized investment gains, net (Note 16).................................................        2.9         2.9
Cumulative translation adjustments (Note 1)................................................       (8.1)       16.3
                                                                                              --------    --------
                                                                                                 547.7       394.2
                                                                                              --------    --------
                                                                                              $1,873.1    $1,779.4
                                                                                              --------    --------
                                                                                              --------    --------

                See notes to consolidated financial statements.

                        THE ESTEE LAUDER COMPANIES INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                THREE YEARS ENDED JUNE 30, 1997
                                  -------------------------------------------------------------------------------------------
                                                                    UNREALIZED                   CUMULATIVE         TOTAL
                                  CAPITAL    PAID-IN    RETAINED    INVESTMENT    PARTNERSHIP    TRANSLATION    STOCKHOLDERS'
                                   STOCK     CAPITAL    EARNINGS    GAINS, NET      EQUITY       ADJUSTMENTS       EQUITY
                                  -------    -------    --------    ----------    -----------    -----------    -------------
                                                                         (IN MILLIONS)
BALANCE AT JUNE 30, 1994.......    $41.5     $ 11.6      $505.6     $     --      $      --          $19.0      $     577.7
Preferred stock dividends......                           (25.3)                                                     (25.3)
Common stock dividends.........                           (11.0)                                                     (11.0)
Exchange of Class B nonvoting
  Common Stock for Cumulative
  Redeemable Preferred Stock...               (11.7 )    (348.3)                                                    (360.0)
Repurchases and redemptions....     (1.2 )      0.1                                                                   (1.1)
Unrealized investment gains,
  net..........................                                         2.1                                            2.1
Contribution of partnership
  equity.......................                                                         2.5                            2.5
Translation adjustments........                                                                       29.0            29.0
Net earnings for the year......                           121.2                                                      121.2
                                  -------    -------    --------        ---       -----------    -----------    -------------
BALANCE AT JUNE 30, 1995.......     40.3         --       242.2         2.1             2.5           48.0           335.1
Recapitalization (Note 1)......    (39.1 )     58.0       (16.4)                       (2.5)                            --
Common stock issued, net of
  issuance costs (Note 2)......                59.3                                                                   59.3
Share grants...................                 4.3                                                                    4.3
Preferred stock dividends......                           (44.8)                                                     (44.8)
Common stock dividends.........                           (69.6)                                                     (69.6)
Dividend of interests in
  corporations and
  partnerships.................                           (19.6)                                                     (19.6)
Unrealized investment gains,
  net..........................                                         0.8                                            0.8
Translation adjustments........                                                                      (31.7)          (31.7)
Net earnings for the year......                           160.4                                                      160.4
                                  -------    -------    --------        ---       -----------    -----------    -------------
BALANCE AT JUNE 30, 1996.......      1.2      121.6       252.2         2.9              --           16.3           394.2
Common stock issued, net of
  issuance costs (Note 2)......                38.1                                                                   38.1
Stock option programs..........                 5.4                                                                    5.4
Share grants...................                 0.2                                                                    0.2
Preferred stock dividends......                           (23.4)                                                     (23.4)
Common stock dividends.........                           (40.0)                                                     (40.0)
Translation adjustments........                                                                      (24.4)          (24.4)
Net earnings for the year......                           197.6                                                      197.6
                                  -------    -------    --------        ---       -----------    -----------    -------------

BALANCE AT JUNE 30, 1997.......   $  1.2     $165.3      $386.4        $2.9         $    --        $  (8.1)        $ 547.7
                                  -------    -------    --------        ---       -----------    -----------    -------------
                                  -------    -------    --------        ---       -----------    -----------    -------------

                See notes to consolidated financial statements.

                        THE ESTEE LAUDER COMPANIES INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        YEAR ENDED JUNE 30
                                                                                  ------------------------------
                                                                                   1997        1996        1995
                                                                                  ------      ------      ------
                                                                                          (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings.................................................................   $197.6      $160.4      $121.2
  Adjustments to reconcile net earnings to net cash flows provided by operating activities:
       Depreciation and amortization...........................................     58.3        47.7        42.0
       Amortization of purchased royalty rights................................     17.7        11.1          --
       Deferred income taxes...................................................    (12.6)       (5.3)      (14.1)
       Minority interest.......................................................     12.9        14.3         3.8
       Share grants............................................................      0.2         4.3          --
  Changes in operating assets and liabilities:
       Increase in accounts receivable, net....................................    (56.3)      (27.6)      (31.1)
       Decrease (increase) in inventory and promotional merchandise............      4.4       (75.1)        0.8
       Decrease (increase) in due from stockholders............................       --       103.4        (5.4)
       Increase in other assets................................................    (25.5)     (121.0)      (39.7)
       (Decrease) increase in accounts payable.................................     (5.5)       16.1        19.7
       (Decrease) increase in accrued income taxes.............................    (13.9)        7.3         4.1
       Increase in other accrued liabilities...................................     47.5        15.0        48.5
       Increase in other noncurrent liabilities................................     28.3        21.4        11.3
                                                                                  ------      ------      ------
          NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES......................    253.1       172.0       161.1
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures.........................................................    (82.9)      (63.4)      (46.0)
  Proceeds from sales of marketable securities.................................       --        13.3          --
  Acquisition of businesses (net of acquired cash).............................    (46.5)      (25.6)      (18.5)
  Purchases of long-term investments...........................................     (1.5)       (2.2)       (6.2)
  Proceeds from disposition of long-term investments...........................      0.2         3.4        20.2
                                                                                  ------      ------      ------
          NET CASH FLOWS USED FOR INVESTING ACTIVITIES.........................   (130.7)      (74.5)      (50.5)
CASH FLOWS FROM FINANCING ACTIVITIES
  (Decrease) increase in notes payable.........................................    (52.7)      (41.7)       40.0
  Proceeds from long-term debt.................................................       --          --        18.4
  Repayments and redemptions of long-term debt.................................    (43.7)      (25.0)       (5.2)
  Repayments and redemptions of long-term debt to stockholders.................       --          --       (31.8)
  Proceeds from issuance of common stock, net of issuance costs................     38.1        60.6          --
  Proceeds from exercise of stock options......................................      4.9          --          --
  Dividends paid...............................................................    (63.4)     (107.3)      (36.3)
  Stock repurchases and redemptions............................................       --          --        (1.1)
                                                                                  ------      ------      ------
          NET CASH FLOWS USED FOR FINANCING ACTIVITIES.........................   (116.8)     (113.4)      (16.0)
Effect of Exchange Rate Changes on Cash and Cash Equivalents...................     (4.8)        2.8         2.0
                                                                                  ------      ------      ------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........................      0.8       (13.1)       96.6
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.................................    254.8       267.9       171.3
                                                                                  ------      ------      ------
CASH AND CASH EQUIVALENTS AT END OF YEAR.......................................   $255.6      $254.8      $267.9
                                                                                  ------      ------      ------
                                                                                  ------      ------      ------

                See notes to consolidated financial statements.

                        THE ESTEE LAUDER COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of The Estee Lauder Companies Inc. and its subsidiaries (collectively, the 'Company'). In November 1995, the Company, its stockholders and certain affiliates consummated a recapitalization (the 'Recapitalization'). As a result of the Recapitalization, the Company has three classes of stock outstanding (i.e., Class A Common Stock, Class B Common Stock and $6.50 Cumulative Redeemable Preferred Stock), and owns a majority equity interest in Make-Up Art Cosmetics Limited and a related entity (collectively, 'M.A.C.'), and all the outstanding shares of Estee Lauder AG Lachen ('Lachen') and Estee Lauder Realty Corp. ('EL Realty'), which ownership interests were previously held by certain members of the Lauder family. The Recapitalization included the following transactions: (i) the conversion of all the outstanding shares of the Company (other than the $6.50 Cumulative Redeemable Preferred Stock) into shares of newly created Class A Common Stock and Class B Common Stock, (ii) the exchange of all outstanding shares of preferred stock of two subsidiaries of the Company that were not then owned by the Company for shares of Class A Common Stock and Class B Common Stock, (iii) the acquisition by the Company of all the shares of Lachen not then owned by the Company and all of the outstanding shares of EL Realty in exchange for shares of Class A Common Stock and Class B Common Stock and (iv) the acquisition by the Company of all the outstanding partnership interests of Lauder Family Partners, L.P. (which initially acquired the interest in M.A.C.) in exchange for shares of Class A Common Stock and Class B Common Stock. All significant intercompany balances and transactions have been eliminated in consolidation.

     Certain amounts in the financial statements for prior years have been reclassified to conform to current year presentation for comparative purposes.

  PRO FORMA NET EARNINGS PER COMMON SHARE

     Pro forma net earnings per common share amounts for the fiscal year ended June 30, 1996 are based on the weighted average common and dilutive common equivalent (e.g., stock options) shares outstanding during the year. As a result of the Recapitalization and the issuance of common stock in the Company's initial public offering (the 'Offering'), as described in Note 2, the pro forma weighted average number of outstanding common shares has been computed assuming the Recapitalization occurred at the beginning of fiscal 1996, and includes the amount of shares issued by the Company in the Offering from the date of issuance plus the effect of common shares contingently issuable, primarily from stock options, from that same date.

     Pro forma net earnings per common share are computed by dividing pro forma net earnings applicable to common shares by the pro forma weighted average common shares outstanding. The net earnings attributable to common stock reflects recurring preferred stock dividends on the Company's $6.50 Cumulative Redeemable Preferred Stock as well as nonrecurring preferred stock dividends associated with several classes of preferred stock converted or exchanged into common shares in the Recapitalization. For purposes of computing pro forma net earnings per common share, dividends paid or accrued on the classes of preferred stock which were converted or exchanged in the Recapitalization are assumed not to have occurred and are excluded from the computation. Accordingly, net earnings per common share for the fiscal year ended June 30, 1996 are reflected on a pro forma basis only, as follows:

                                                                                YEAR ENDED JUNE 30, 1996
                                                                          ------------------------------------
                                                                          (IN MILLIONS, EXCEPT PER SHARE DATA)
Net Earnings...........................................................                  $160.4
Pro forma preferred stock dividends....................................                    23.4
                                                                                        -------
Pro forma net earnings attributable to common stock....................                  $137.0
                                                                                        -------
                                                                                        -------
Pro forma net earnings per common share................................                  $ 1.17
Pro forma weighted average common shares outstanding...................                   116.8

                        THE ESTEE LAUDER COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  NET EARNINGS PER COMMON SHARE

     Net earnings per common share amounts for fiscal 1997 were computed by dividing net earnings after deducting preferred stock dividends on the Company's $6.50 Cumulative Redeemable Preferred Stock by the weighted average number of common and dilutive common equivalent (e.g., stock options) shares outstanding during the period.

  CURRENCY TRANSLATION AND TRANSACTIONS

     All assets and liabilities of foreign subsidiaries and affiliates are translated at year-end rates of exchange, while revenue and expenses are translated at weighted average rates of exchange for the year. Unrealized translation gains or losses are generally reported in stockholders' equity as cumulative translation adjustments. Such adjustments amounted to $24.4 million and $31.7 million of unrealized translation losses in fiscal 1997 and fiscal 1996, respectively.

     The Company enters into forward foreign exchange contracts and purchases foreign currency options to hedge foreign currency transactions for periods consistent with its identified exposures. Premiums on foreign currency options are amortized over the option period being hedged. The accompanying consolidated statements of earnings include net exchange gains of $8.8 million, $7.2 million and $0.9 million in fiscal 1997, 1996 and 1995, respectively (see Note 8).


  INVENTORY AND PROMOTIONAL MERCHANDISE

     Inventory and promotional merchandise include only items saleable or usable in future periods and are stated at the lower of first-in, first-out cost or market. Promotional merchandise is charged to expense at the time the merchandise is shipped to the Company's customers.

                                                                                          JUNE 30
                                                                                     ------------------
                                                                                      1997        1996
                                                                                     ------      ------
                                                                                       (IN MILLIONS)
Inventory and promotional merchandise consists of:
  Raw materials...................................................................   $119.3      $105.6
  Work in process.................................................................     23.5        30.2
  Finished goods..................................................................    193.8       203.1
  Promotional merchandise.........................................................    104.0       113.9
                                                                                     ------      ------
                                                                                     $440.6      $452.8
                                                                                     ------      ------
                                                                                     ------      ------

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

                                                                                          JUNE 30
                                                                                     ------------------
                                                                                      1997        1996
                                                                                     ------      ------
                                                                                       (IN MILLIONS)
Land..............................................................................   $ 11.8      $ 11.8
Buildings and improvements........................................................     91.9        82.6
Machinery and equipment...........................................................    355.8       319.3
Furniture and fixtures............................................................     56.9        42.2
Leasehold improvements............................................................     86.6        73.7
                                                                                     ------      ------
                                                                                      603.0       529.6
Less accumulated depreciation and amortization....................................    338.0       300.3
                                                                                     ------      ------
                                                                                     $265.0      $229.3
                                                                                     ------      ------
                                                                                     ------      ------


                        THE ESTEE LAUDER COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  INTANGIBLE ASSETS

     Intangible assets consist of purchased royalty rights as well as goodwill. Goodwill is calculated as the excess of the cost of purchased businesses over the value of their underlying net assets and is amortized on the straight-line method over forty years. Intangible assets are net of accumulated amortization of $34.4 million and $13.7 million at June 30, 1997 and 1996, respectively.

  TRADEMARKS

     Under agreements covering the purchase by the Company of trademarks for a percentage of related sales, royalty payments totaling $15.1 million, $26.1 million and $35.7 million in fiscal 1997, 1996 and 1995, respectively, have been charged to income. Such payments are made to stockholders of the Company. During fiscal 1996, the Company purchased a stockholder's rights to receive certain U.S. royalty payments for $88.5 million, which amount is being amortized over a five-year period. In fiscal 1997 and 1996, $17.7 million and $11.1 million, respectively, of this amount was amortized as a charge to income.

  LONG-LIVED ASSETS

     Statement of Financial Accounting Standards ('SFAS') No. 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,' requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. The adoption of SFAS No. 121, in fiscal 1997 did not have a material effect on the Company's results of operations, cash flows or financial position.

  REVENUE RECOGNITION

     Revenues from merchandise sales are recorded at the time the product is shipped to the customer. The Company reports its sales levels on a net sales basis, which is computed by deducting from gross sales the amount of actual returns and the amount of reserves established for anticipated returns.

  ADVERTISING AND PROMOTION

     Costs associated with advertising are expensed during the year as incurred. Global advertising and promotional expenses which primarily include television, radio, and print media were $976.2 million, $921.2 million, and $847.7 million in fiscal 1997, 1996, and 1995, respectively.

  RESEARCH AND DEVELOPMENT

     Research and development costs, which amounted to $35.3 million, $32.9 million and $30.9 million in fiscal 1997, 1996 and 1995, respectively, are expensed as incurred.

  STOCK COMPENSATION

     In fiscal 1997, the Company adopted the provisions of SFAS No. 123, 'Accounting for Stock-Based Compensation' ('SFAS No. 123'), by continuing to apply the provisions of Accounting Principles Board ('APB') Opinion No. 25, 'Accounting for Stock Issued to Employees,' while providing the required pro forma disclosures as if the fair value method had been applied (see Note 14).

  CONCENTRATION OF CREDIT RISK

     The Company is a worldwide manufacturer and marketer of skin care, makeup and fragrance products. Domestic and international sales are made primarily to department stores, specialty retailers, perfumeries and pharmacies. The Company grants credit to all qualified customers, but does not believe it is exposed significantly to any undue concentration of credit risk.

                        THE ESTEE LAUDER COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  CASH AND CASH EQUIVALENTS

     Cash equivalents include $146.2 million and $146.3 million of short-term time deposits at June 30, 1997 and 1996, respectively. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

  STATEMENT OF CASH FLOWS

     Supplemental disclosures of cash flow information:

                                                                              YEAR ENDED JUNE 30
                                                                        ------------------------------
                                                                         1997        1996        1995
                                                                        ------      ------      ------
                                                                                (IN MILLIONS)
Cash paid during the year for:
  Interest...........................................................   $  7.4      $ 10.9      $ 14.2
  Income taxes.......................................................   $167.9      $122.3      $101.8

     Significant non-cash transactions:

          In November 1995, the Company effected the Recapitalization, as previously described under 'Principles of Consolidation.'

          In November 1995, the Company declared a special dividend consisting of interests in corporations and partnerships holding certain assets having a fair value of $19.6 million.

          On June 30, 1995, the Company issued 3.6 million shares of $6.50 Cumulative Redeemable Preferred Stock in exchange for Class B nonvoting Common Stock of the Company owned by The Estee Lauder 1994 Trust (see Note
     12).

  MANAGEMENT ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. Actual results could differ from those estimates and assumptions.

  RECENTLY ISSUED ACCOUNTING STANDARDS

     In March 1997, the Financial Accounting Standards Board ('FASB') issued SFAS No. 128, 'Earnings Per Share.' This statement establishes standards for computing and presenting earnings per share ('EPS'), replacing the presentation of currently required Primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of earnings. Under this new standard, Basic EPS is computed based on weighted average common shares outstanding and contingently issuable shares (which satisfy certain conditions) and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock, or from other contracts to issue common stock, and is similar to the currently required Fully Diluted EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this statement to be materially different from previously reported EPS amounts.

NOTE 2 -- PUBLIC OFFERINGS

     In February 1997, the Company completed a secondary public offering of 8,064,750 shares of Class A Common Stock at an initial offering price of $47.00 per share. Of the 8,064,750 shares of Class A Common Stock offered, 849,750 shares were issued and sold by the Company, pursuant to an underwriters' over-allotment provision, and 7,215,000 shares were sold by members of the Lauder family.

     In November 1995, the Company completed an initial public offering of 17,606,252 shares of Class A Common Stock at an initial offering price of $26.00 per share. Of the 17,606,252 shares of Class A Common

                        THE ESTEE LAUDER COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock offered, 2,731,252 shares were issued and sold by the Company and 14,875,000 shares were sold by members of the Lauder family. Prior to the

Offering, there was no public market for the Company's capital stock.

     The Company did not receive any of the proceeds from the sales of the shares sold by the Lauder family members. The net proceeds to the Company from the secondary and initial public offerings, after deducting applicable underwriting discounts and offering expenses, were $38.1 and $59.3 million respectively. These net proceeds to the Company were used for general corporate purposes and to repay short-term debt.

NOTE 3 -- ACQUISITION OF BUSINESSES

     The Company holds a majority equity interest in M.A.C. and, at the end of March 1997, the Company acquired an additional interest in M.A.C. Had the acquisition been completed as of July 1, 1996, the pro forma impact on the Company's reported results of operations would not have been material. The Company has the right to acquire the remaining interest in M.A.C. at certain times between fiscal 1998 and fiscal 1999.

     Prior to the purchase by the Company of all the remaining interests, the surviving founders of M.A.C. may reacquire the interests in M.A.C. purchased from them in certain events if the Company does not exercise its rights to purchase the remaining interests or if the Company is not controlled by members of the Lauder family. The purchase price to reacquire the M.A.C. interests is the original purchase price paid by the Company (including Lauder Family Partners, L.P.) plus interest. The minority interest in M.A.C. as of June 30, 1997 and 1996 of $21.0 million and $21.4 million, respectively, is included in other noncurrent liabilities in the accompanying consolidated balance sheets.

     In October 1995, the Company acquired a 100% interest in Bobbi Brown essentials, a line of professional color makeup and skin care products. The Company acquired the interest by issuing short-term notes, which matured in January 1996. Additional contingent earn-out payments may be made in later periods.

     These acquisitions have been accounted for as purchases and the financial statements include the results of their operations from the dates of acquisition.

NOTE 4 -- NOTES PAYABLE TO BANKS

     The Company has borrowings under a number of available uncommitted lines of credit. These borrowings, which are generally repayable at maturity, carried an average interest rate of 8.6% and 9.2% as of June 30, 1997 and 1996, respectively. During fiscal 1997 and fiscal 1996, the maximum amount of notes payable outstanding at the end of any month was approximately $131.6 million and $129.9 million, respectively. During fiscal 1997 and fiscal 1996, the monthly average amount outstanding was approximately $45.6 million and $53.5 million, respectively, and the annualized monthly weighted average interest rate was approximately 6.9% and 7.8%, respectively. As of June 30, 1997 and 1996, unused lines of credit available to the Company under these uncommitted borrowing agreements aggregated $284.0 million and $180.3 million, respectively.

     As of June 30, 1997 and 1996, borrowings available to the Company under revolving credit agreements were $400.0 million and $310.0 million,

respectively. In July 1996, the Company entered into a new five-year, $400.0 million committed credit facility that replaced the $310.0 million committed lines of credit at more favorable terms and pricing. The new facility includes a fee on the total commitment thereunder payable at an annual rate of .06% versus comparable fees of .07% and .18% under the previous facilities. The agreements contain financial and other restrictive covenants, including limitations on indebtedness and liens. At June 30, 1997 and 1996, the Company was in compliance with all such restrictions. No borrowings have been made under these agreements.

                        THE ESTEE LAUDER COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -- INCOME TAXES

     The provision for income taxes is comprised of the following:

                                                                              YEAR ENDED JUNE 30
                                                                        ------------------------------
                                                                         1997        1996        1995
                                                                        ------      ------      ------
                                                                                (IN MILLIONS)
Current:
  Federal............................................................   $ 86.5      $ 65.0      $ 53.6
  Foreign............................................................     69.5        69.8        60.3
  State and local....................................................      9.0         8.8         8.2
Deferred.............................................................    (12.6)       (5.3)      (14.1)
                                                                        ------      ------      ------
                                                                        $152.4      $138.3      $108.0
                                                                        ------      ------      ------
                                                                        ------      ------      ------

     A reconciliation between the provision for income taxes computed by applying the statutory Federal income tax rate to earnings before income taxes and minority interest and the actual provision for income taxes is as follows:

                                                                              YEAR ENDED JUNE 30
                                                                        ------------------------------
                                                                         1997        1996        1995
                                                                        ------      ------      ------
                                                                                (IN MILLIONS)
Provision for income taxes at statutory rate.........................   $127.0      $109.6      $ 81.6
Increase due to:
  State and local income taxes, net of federal tax benefit...........      5.9         5.7         5.3
  Effect of foreign operations.......................................      7.1        10.5        10.9
  Domestic royalty expense not deductible for U.S. tax

     purposes........................................................      4.1         5.0         4.8
  Nondeductible expenses.............................................      3.1         3.0         4.2
  Other, net.........................................................      5.2         4.5         1.2
                                                                        ------      ------      ------
Provision for income taxes...........................................   $152.4      $138.3      $108.0
                                                                        ------      ------      ------
                                                                        ------      ------      ------
Effective tax rate...................................................     42.0%       44.2%       46.4%
                                                                        ------      ------      ------
                                                                        ------      ------      ------

                        THE ESTEE LAUDER COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Significant components of the Company's deferred income tax assets and liabilities as of June 30, 1997 and 1996 were as follows:

                                                                                          JUNE 30
                                                                                     ------------------
                                                                                      1997        1996
                                                                                     ------      ------
                                                                                       (IN MILLIONS)
Deferred tax assets:
  Deferred compensation and other payroll related expenses........................   $ 34.7      $ 30.1
  Inventory obsolescence and other inventory related reserves.....................     42.3        40.1
  Pension plan reserves...........................................................     11.0         9.8
  Postretirement benefit obligations..............................................     15.2        12.3
  Various accruals not currently deductible.......................................     36.2        36.5
  Net operating loss and foreign tax credit carryforwards.........................     15.1        15.5
  Other differences between tax and financial statement values....................      2.8         6.9
                                                                                     ------      ------
                                                                                      157.3       151.2
  Valuation allowance for deferred tax assets.....................................     (9.0)       (9.4)
                                                                                     ------      ------
     Total deferred tax assets....................................................    148.3       141.8
Deferred tax liabilities:
  Depreciation....................................................................     (9.9)      (12.8)
  Domestic royalty expense........................................................    (10.6)      (13.8)
                                                                                     ------      ------
     Total deferred tax liabilities...............................................    (20.5)      (26.6)
                                                                                     ------      ------
     Net deferred tax assets......................................................   $127.8      $115.2
                                                                                     ------      ------
                                                                                     ------      ------

     As of June 30, 1997 and 1996, the Company had current net deferred tax assets of $67.9 million and $72.1 million, which are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets, and noncurrent net deferred tax assets of $59.9 million and $43.1 million, respectively.

     Federal income and foreign withholding taxes have not been provided on $332.0 million, $319.7 million and $297.0 million of undistributed earnings of international subsidiaries at June 30, 1997, 1996 and 1995, respectively. The Company intends to permanently reinvest these earnings in its foreign operations, except where it is able to repatriate these earnings to the U.S. without any material incremental tax provision.

     As of June 30, 1997 and 1996, certain international subsidiaries had tax loss carryforwards for local tax purposes of approximately $30.5 million and $33.0 million, respectively. With the exception of $16.3 million of losses with an indefinite carryforward period as of June 30, 1997, these losses expire primarily during the next 5 years. The gross deferred tax assets recognized in connection with these tax loss carryforwards have been reduced to the extent to which benefit has been taken. A full valuation allowance has been provided against the remaining deferred tax assets relating to tax loss carryforwards.

     Earnings before income taxes and minority interest include amounts contributed by the Company's international operations of $263.5 million, $196.1 million and $144.0 million for fiscal 1997, 1996 and 1995, respectively.

NOTE 6 -- OTHER ACCRUED LIABILITIES

     Other accrued liabilities consist of the following:

                                                                                          JUNE 30
                                                                                     ------------------
                                                                                      1997        1996
                                                                                     ------      ------
                                                                                       (IN MILLIONS)
Employee compensation.............................................................   $119.3      $122.7
Advertising and promotional accruals..............................................    213.1       197.2
Other.............................................................................    172.8       149.2
                                                                                     ------      ------
                                                                                     $505.2      $469.1
                                                                                     ------      ------
                                                                                     ------      ------

                        THE ESTEE LAUDER COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 -- LONG-TERM DEBT

     Long-term debt consists of the following:


                                                                                           JUNE 30
                                                                                      -----------------
                                                                                      1997        1996
                                                                                      -----       -----
                                                                                        (IN MILLIONS)
6.85% loan payable, due October 30, 1997..........................................    $12.5       $37.5
6.99% loan payable, due October 30, 1997..........................................      6.3        18.7
Loan payable, due December 28, 1997 with quarterly
  payments of $1.5 million........................................................      3.1         9.4
                                                                                      -----       -----
                                                                                       21.9        65.6
Less current maturities...........................................................     21.9        43.7
                                                                                      -----       -----
                                                                                      $  --       $21.9
                                                                                      -----       -----
                                                                                      -----       -----

     The 6.85% and 6.99% loans payable are unsecured and have been amended so that the covenants the Company is required to meet are essentially the same as those in the $400.0 million credit facility described in Note 4. At June 30, 1997, the Company was in compliance with all such financial covenants. The quarterly interest rate for the loan payable due December 28, 1997, is equal to the average of the prime rates in effect on the last business day of each calendar month in the applicable period.

NOTE 8 -- FINANCIAL INSTRUMENTS

  DERIVATIVE FINANCIAL INSTRUMENT RISK

     The Company selectively uses a combination of derivative financial instruments to maintain the value-at-risk inherent in its foreign currency exposures within acceptable parameters, as determined by senior management. The purpose of this approach is to reduce the Company's exposure to market risk resulting from fluctuations in foreign exchange rates. Derivative financial instruments currently utilized by the Company principally include forward exchange contracts and purchased foreign currency options. Hedges are executed to facilitate the netting of offsetting currency exposures, to ensure control over the use of derivative financial instruments and to minimize transaction costs. The company does not hold or enter into financial instruments for trading or speculative purposes.

     The Company has a policy of only entering into contracts with parties that have at least an 'A' (or equivalent) credit rating. The counterparties to these contracts are major financial institutions and the Company does not have significant exposure to any one counterparty. Management believes that risk of loss is remote and in any event would be immaterial.

  FOREIGN EXCHANGE RISK MANAGEMENT

     The Company enters into forward exchange contracts to hedge purchases,

receivables and payables denominated in foreign currencies for periods consistent with its identified exposures. Gains and losses related to qualifying hedges of these exposures are deferred and recognized in operating income when the underlying hedged transaction occurs. The Company also enters into purchased foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. Any gains realized on such options that qualify as hedges are deferred and recognized in operating income when the underlying hedged transaction occurs. Foreign currency transactions which do not qualify as hedges are marked-to-market on a current basis with gains and losses recognized through income and reflected in operating expenses. In addition, any previously deferred gains and losses on hedges which are terminated prior to the transaction date are recognized in current income when the hedge is terminated. The contracts have varying maturities with none exceeding 24 months. Foreign currencies exchanged under these contracts are principally the Belgian franc, U.K. pound, and Swiss franc.

                        THE ESTEE LAUDER COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Deferred unrealized gains and losses, from derivative financial instruments are presented in the following table:

                                                                     YEAR ENDED OR AT JUNE 30
                                                     --------------------------------------------------------
                                                                1997                          1996
                                                     --------------------------    --------------------------
                                                     NOTIONAL                      NOTIONAL
(IN MILLIONS)                                        AMOUNTS    GAINS    LOSSES    AMOUNTS    GAINS    LOSSES
--------------------------------------------------   -------    -----    ------    -------    -----    ------
Forward exchange contracts........................   $241.5     $6.9      $4.5     $208.8     $0.2      $1.5
Foreign currency options..........................    114.6      1.6        --       61.3      1.2        --

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and cash equivalents:

            The carrying amount approximates fair value, primarily because of the short maturity of these instruments.

     Long-term debt:

            The fair value of the Company's long-term debt was estimated based on the current rates offered to the Company for debt with the same remaining maturities.


     Cumulative redeemable preferred stock:

            The fair value of the cumulative redeemable preferred stock is estimated utilizing a cash flow analysis at a discount rate equal to rates offered to the Company for debt with maturities equal to the maximum life of the preferred stock.

     Foreign currency options and forward exchange contracts:

            The fair value of foreign currency options and forward exchange contracts is the estimated amount the Company would receive or pay to terminate the agreements.

     The estimated fair values of the Company's financial instruments are as follows:

                                                                                  JUNE 30
                                                                  ----------------------------------------
                                                                         1997                  1996
                                                                  ------------------    ------------------
                                                                  CARRYING     FAIR     CARRYING     FAIR
(IN MILLIONS)                                                      AMOUNT     VALUE      AMOUNT     VALUE
---------------------------------------------------------------   --------    ------    --------    ------
NONDERIVATIVES
Cash and cash equivalents......................................    $255.6     $255.6     $254.8     $254.8
Long-term debt, including current portion......................      21.9       21.9       65.6       65.9
Cumulative redeemable preferred stock..........................     360.0      359.0      360.0      347.5
DERIVATIVES
Foreign currency options.......................................       2.9        1.6        2.1        1.2
Forward exchange contracts.....................................        --        2.4         --       (1.3)

NOTE 9 -- PENSION AND DEFERRED COMPENSATION PLANS

     The Company maintains pension plans covering substantially all of its full-time employees for its U.S. operations and a majority of its international operations. Most plans provide pension benefits based primarily on years of service and employees' earnings.

  RETIREMENT GROWTH ACCOUNT PLAN (U.S.)

     The Retirement Growth Account Plan is a trusted, noncontributory defined benefit pension plan. The Company's funding policy consists of an annual contribution at a rate that matches pension costs accrued, if any, but is not less than the ERISA minimum, and is not more than the maximum amount deductible for income tax purposes.

                        THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The components of net periodic pension cost for the above plan were as follows:

                                                                               YEAR ENDED JUNE 30
                                                                         ------------------------------
                                                                          1997        1996        1995
                                                                         ------      ------      ------
                                                                                 (IN MILLIONS)
Service cost -- benefits earned during the period.....................   $  6.6      $  7.1      $  6.2
Interest cost on accumulated benefit obligation.......................     10.2         9.7         9.0
Actual return on plan assets..........................................    (11.2)      (31.8)      (13.6)
Net amortization and deferral.........................................      0.2        21.3         3.5
                                                                         ------      ------      ------
                                                                         $  5.8      $  6.3      $  5.1
                                                                         ------      ------      ------
                                                                         ------      ------      ------

     The discount rate was 7.75% in fiscal 1997 and 1996 and 8.5% in fiscal 1995. In fiscal 1997, 1996 and 1995, the rate of increase in future compensation levels used in determining net periodic pension cost was 7% and the expected long-term rate of return on plan assets was 9%.

     The Retirement Growth Account Plan's funded status and amounts recognized in the Company's balance sheets are as follows:

                                                                                          JUNE 30
                                                                                     ------------------
                                                                                      1997        1996
                                                                                     ------      ------
                                                                                       (IN MILLIONS)
Plan assets at fair value, primarily invested in mutual funds and separately
  managed equity and fixed income accounts........................................   $119.2      $119.0
                                                                                     ------      ------
Actuarial present value of benefit obligation:
  Vested benefits.................................................................    106.0        86.3
  Nonvested benefits..............................................................      3.9         3.8
                                                                                     ------      ------
Accumulated benefit obligation....................................................    109.9        90.1
Provision for future salary increases.............................................     42.3        42.9
                                                                                     ------      ------
Projected benefit obligation......................................................    152.2       133.0
                                                                                     ------      ------
Projected benefit obligation greater than plan assets.............................    (33.0)      (14.0)
Unrecognized net transition asset being recognized over 17 years..................     (9.0)      (10.4)
Other unrecognized net losses (gains).............................................     11.8        (6.1)

                                                                                     ------      ------
Deferred pension liability........................................................   $(30.2)     $(30.5)
                                                                                     ------      ------
                                                                                     ------      ------

  RESTORATION PLAN (U.S.)

     The Company also has an unfunded, nonqualified domestic benefit Restoration Plan to provide benefits in excess of Internal Revenue Code limitations. Pension expense for this plan was $3.1 million in fiscal 1997, $3.6 million in fiscal 1996 and $3.5 million in fiscal 1995. At June 30, 1997 and 1996, the deferred liability for this plan was $20.3 million and $18.2 million, respectively. At June 30, 1997 and 1996, the projected benefit obligation for this plan was $24.8 million and $26.0 million, respectively. The corresponding accumulated benefit obligation was $17.1 million and $13.2 million, respectively, and is equal to the amount of vested benefits.

                        THE ESTEE LAUDER COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  INTERNATIONAL PENSION PLANS

     The components of net periodic pension cost for all significant international pension plans were as follows:

                                                                                 YEAR ENDED JUNE 30
                                                                            ----------------------------
                                                                             1997       1996       1995
                                                                            ------      -----      -----
                                                                                   (IN MILLIONS)
Service cost -- benefits earned during the period........................   $  8.1      $ 9.1      $ 8.9
Interest cost on accumulated benefit obligation..........................      4.8        4.8        4.8
Actual return on plan assets.............................................    (12.4)      (7.7)      (7.4)
Net amortization and deferral............................................      7.6        2.9        2.4
Employee contributions...................................................     (1.2)      (1.2)      (1.2)
                                                                            ------      -----      -----
                                                                            $  6.9      $ 7.9      $ 7.5
                                                                            ------      -----      -----
                                                                            ------      -----      -----

     The range of assumptions used to develop the components of net periodic pension cost was as follows:

                                                            1997           1996           1995
                                                         -----------    -----------    -----------

Discount rate.........................................   4.5 - 12.0%    4.5 - 14.5%    4.5 - 12.5%
Rate of increase in future compensation levels........   3.5 -  9.5%    3.5 - 11.0%    3.5 - 10.0%
Long-term rate of return on plan assets...............     0 - 12.0%      0 - 13.5%      0 - 13.5%

     The international pension plans' funded status and amounts recognized in the Company's balance sheets are as follows:

                                                                 JUNE 30, 1997                     JUNE 30, 1996
                                                         ------------------------------    ------------------------------
                                                         ASSETS EXCEED     ACCUMULATED     ASSETS EXCEED     ACCUMULATED
                                                          ACCUMULATED       BENEFITS        ACCUMULATED       BENEFITS
                                                           BENEFITS       EXCEED ASSETS      BENEFITS       EXCEED ASSETS
                                                         -------------    -------------    -------------    -------------
                                                                                  (IN MILLIONS)
Plan assets at fair value.............................      $  90.0          $    --          $  78.1          $    --
                                                         -------------    -------------    -------------    -------------
Actuarial present value of benefit obligation:
  Vested benefits.....................................         45.5             13.3             38.7             11.4
  Nonvested benefits..................................          6.2              2.5              5.0              2.4
                                                         -------------    -------------    -------------    -------------
Accumulated benefit obligation........................         51.7             15.8             43.7             13.8
Provision for future salary increases.................         14.0              5.7             17.1              6.5
                                                         -------------    -------------    -------------    -------------
Projected benefit obligation..........................         65.7             21.5             60.8             20.3
                                                         -------------    -------------    -------------    -------------
Plan assets greater than (less than) projected benefit
  obligation..........................................         24.3            (21.5)            17.3            (20.3)
Unrecognized net transition liability.................          0.9              1.5              0.8              1.8
Unrecognized prior service cost.......................          2.0              0.1              2.1               --
Other unrecognized net gains..........................        (10.9)            (0.2)            (6.0)            (2.5)
Minimum liability adjustment..........................           --             (0.1)              --             (0.1)
                                                         -------------    -------------    -------------    -------------
Deferred pension asset (liability)....................      $  16.3          $ (20.2)         $  14.2          $ (21.1)
                                                         -------------    -------------    -------------    -------------
                                                         -------------    -------------    -------------    -------------

  DEFERRED COMPENSATION

     The Company accrues for deferred compensation and interest thereon and for the increase in the value of share units pursuant to agreements with certain key executives. The amounts accrued under these plans were $50.8 million and $43.4 million as of June 30, 1997 and 1996, respectively. The expense for fiscal 1997, 1996 and 1995 was $7.8 million, $8.1 million and $4.8 million, respectively.

                        THE ESTEE LAUDER COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 -- POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The Company maintains a contributory postretirement benefit plan which provides certain medical and dental benefits to eligible employees. Retired employees who are receiving monthly pension benefits are eligible for participation in the plan. Contributions required and benefits received by retirees and eligible family members are dependent on the age of the retiree. It is the Company's practice to fund these benefits as incurred.

     The components of net postretirement benefit cost for the above plan were as follows:

                                                                                  YEAR ENDED JUNE 30
                                                                               ------------------------
                                                                               1997      1996      1995
                                                                               ----      ----      ----
                                                                                    (IN MILLIONS)
Service cost -- benefits earned during the period...........................   $1.7      $1.7      $1.6
Interest cost on accumulated benefit obligation.............................    2.6       2.2       2.0
                                                                               ----      ----      ----
                                                                               $4.3      $3.9      $3.6
                                                                               ----      ----      ----
                                                                               ----      ----      ----

     The discount rate used to develop the components of net periodic postretirement benefit cost was 7.75% in fiscal 1997 and 8% in fiscal 1996 and 1995.

     The accumulated postretirement benefit obligation as of July 1, 1996 and 1995 relative to U.S. employees was attributable to:

                                                                                      1996       1995
                                                                                      -----      -----
                                                                                       (IN MILLIONS)
Retirees.........................................................................     $ 8.3      $ 8.2
Active participants eligible for retirement......................................      11.5        6.4
Active participants ineligible for retirement....................................      14.1       13.6
                                                                                      -----      -----
Amount recognized in the balance sheets..........................................     $33.9      $28.2
                                                                                      -----      -----
                                                                                      -----      -----

     For measurement purposes, a 10% and 11% annual rate of increase in the per capita cost of covered health care claims was assumed for fiscal 1997 and 1996, respectively. These rates were assumed to decrease gradually to 5.75% by the year 2001 for fiscal 1997 and to 6% by the year 2000 for fiscal 1996, and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of June 30, 1997 by $5.5 million and the aggregate of the service and interest cost components of net postretirement health care cost for the year then ended by $0.9 million. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.75% and 8% for fiscal 1997 and 1996, respectively.

     Certain of the Company's international subsidiaries and affiliates have postretirement plans, although most participants are covered by government sponsored or administered programs. The cost of the Company-sponsored programs is not significant.

NOTE 11 -- POSTEMPLOYMENT BENEFITS OTHER THAN TO RETIREES

     The Company provides certain postemployment benefits to eligible former or inactive employees and their dependents during the period subsequent to employment but prior to retirement. These benefits include certain disability and health care coverage and severance benefits. The cost of providing these benefits was not material to the Company's consolidated financial position or results of operations.

NOTE 12 -- $6.50 CUMULATIVE REDEEMABLE PREFERRED STOCK, AT REDEMPTION VALUE

     As of June 30, 1997, the Company's authorized capital stock included 23.6 million shares of preferred stock, par value $.01 per share, of which 3.6 million shares are designated as $6.50 Cumulative Redeemable Preferred Stock, all of which are issued and outstanding. The preferred stock was issued in November 1995 in exchange for nonvoting common stock of the Company owned by The Estee Lauder 1994 Trust.

                        THE ESTEE LAUDER COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Holders of the $6.50 Cumulative Redeemable Preferred Stock are entitled to receive cumulative cash dividends at a rate of $6.50 per annum per share payable in quarterly installments. Such dividends have preference over all other dividends of stock issued by the Company. Shares are subject to mandatory redemption on June 30, 2005 at a redemption price of $100 per share. Following such date and so long as such mandatory redemption obligations have not been discharged in full, no dividends may be paid or declared upon the Common Stock, or on any other capital stock ranking junior to or in parity with such $6.50 Cumulative Redeemable Preferred Stock and no shares of Common Stock or such junior or parity stock may be redeemed or acquired for any consideration by the Company. Under certain circumstances, the Company may redeem the stock, in whole or in part, prior to the mandatory redemption date. Holders of such stock may put such shares to the Company at a price of $100 per share after June 30, 2000 and upon the occurrence of certain circumstances.


     The Company has recorded the Cumulative Redeemable Preferred Stock at its redemption value of $360.0 million and has charged this amount, net of the par value of the prior Class B nonvoting Common Stock exchanged, to stockholders' equity in fiscal 1995.

NOTE 13 -- CAPITAL STOCK

     As of June 30, 1997, the Company's authorized common stock consists of 300 million shares of Class A Common Stock, par value $.01 per share, and 120 million shares of Class B Common Stock, par value $.01 per share. Class B Common Stock is convertible into Class A Common Stock, in whole or in part, at any time and from time to time at the option of the holder, on the basis of one share of Class A Common Stock for each share of Class B Common Stock converted. Holders of the Company's Class A Common Stock are entitled to one vote per share and holders of the Company's Class B Common Stock are entitled to ten votes per share.

     The Company's previously outstanding participating Class I preferred stock dividend was the greater of $4.0 million or a predetermined percentage of the net earnings of Clinique Laboratories, Inc., a subsidiary of the Company. In fiscal 1996 and fiscal 1995 dividends of $33.8 million and $23.6 million were declared in each year, respectively.

     In June 1995, the Company redeemed $1.1 million of preferred stock at par value.

     Information about the Company's common stock outstanding is as follows:

                                                                                 CLASS A       CLASS B
                                                                                 --------      --------
                                                                                 (SHARES IN THOUSANDS)
BALANCE AT JUNE 30, 1995......................................................         --            --
Recapitalization (Note 1).....................................................   57,563.5      56,839.7
Common stock issued...........................................................    2,731.3            --
Share grants..................................................................      163.4            --
                                                                                 --------      --------
BALANCE AT JUNE 30, 1996......................................................   60,458.2      56,839.7
Common stock issued...........................................................      849.8            --
Share grants..................................................................        3.7            --
Stock option programs.........................................................      125.0            --
                                                                                 --------      --------
BALANCE AT JUNE 30, 1997......................................................   61,436.7      56,839.7
                                                                                 --------      --------
                                                                                 --------      --------

NOTE 14 -- STOCK PROGRAMS

     In conjunction with its initial public offering, the Company established the Fiscal 1996 Share Incentive Plan (the 'Plan') and, additionally, made available stock options and share units that were, or will be, granted pursuant to certain employment agreements. At June 30, 1997, the Company has two stock-based compensation programs, which are described below. Total compensation expense attributable to these programs was $3.0 million and $3.7 million in fiscal 1997 and fiscal 1996, respectively.

                        THE ESTEE LAUDER COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  SHARE INCENTIVE PLAN

     The Company's Plan provides for the issuance of stock options, stock appreciation rights and other stock awards to key employees and non-employee directors of the Company to purchase Class A Common Stock of the Company at a price not less than fair market value on the date of grant. The Company reserved 4,225,000 shares of its Class A Common Stock pursuant to this Plan. The exercise period for all stock options generally may not exceed ten years from the date of grant. Pursuant to the Plan, in fiscal 1997 stock option awards in respect of 777,000 shares were granted, and in fiscal 1996 stock option awards in respect of 1,565,000 shares were granted contemporaneously with the Offering. These awards generally become exercisable at various times beginning January 1, 1999 and expire through June 2007.

  EXECUTIVE EMPLOYMENT AGREEMENTS

     The Company has reserved 5,700,000 shares of its Class A Common Stock which are available to be granted in accordance with employment agreements entered into with certain key executives. Pursuant to such employment agreements, in fiscal 1997 stock option awards in respect of 987,500 shares and 37,920 share units were granted, and in fiscal 1996 stock option awards in respect of 1,575,000 shares and 57,692 share units were granted contemporaneously with the Offering. These stock options may be exercised in installments at various times through July 2006, while the share units will be paid out in shares of Class A Common Stock at a time to be determined by the Company.

     A summary of the activity of the Company's stock option programs as of June 30, 1997 and 1996, and changes during the years then ended is presented below:

                                                                      1997                           1996
                                                           ---------------------------    ---------------------------
                                                                      WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
(SHARES IN THOUSANDS)                                      SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE
--------------------------------------------------------   -------    ----------------    -------    ----------------
Outstanding at beginning of year........................   3,131.5         $26.00              --             --
  Granted...............................................   1,764.5          42.98         3,140.0         $26.00
  Exercised.............................................    (125.0)         39.30              --             --
  Cancelled or Expired..................................     (37.5)         26.00            (8.5)         26.00
                                                           -------                        -------
Outstanding at end of year..............................   4,733.5          31.98         3,131.5          26.00
                                                           -------                        -------

                                                           -------                        -------
Options exercisable at year-end.........................        --             --            25.0          26.00
                                                           -------                        -------
                                                           -------                        -------
Weighted-average fair value of options granted during
  the year..............................................   $ 14.61                        $  8.36

     The Company applies APB Opinion No. 25, 'Accounting for Stock Issued to Employees,' and related Interpretations in accounting for such stock options and share units granted under these programs. Under APB Opinion No. 25, no compensation cost is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost has been recognized. SFAS No. 123, 'Accounting for Stock-Based Compensation,' which is effective for transactions entered into after December 15, 1995, requires the Company to provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value method prescribed by SFAS No. 123.

                        THE ESTEE LAUDER COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Had compensation cost for these programs been determined based upon the fair value at the grant dates consistent with SFAS No. 123, the Company's pro forma net earnings and net earnings per common share would have been:

                                                                                   YEAR ENDED JUNE 30
                                                                                   ------------------
                                                                                    1997        1996
                                                                                   ------      ------
                                                                                     (IN MILLIONS,
                                                                                    EXCEPT PER SHARE
                                                                                         DATA)
Net earnings....................................................  As reported      $197.6      $160.4
                                                                  Pro forma        $182.3      $144.7

Net earnings per common share...................................  As reported      $ 1.46      $ 1.17(a)
                                                                  Pro forma        $ 1.34      $ 1.04

------------------
(a) Presented on a pro forma basis (see Note 1).

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants in fiscal 1997 and fiscal 1996: dividend yield of 1.0%; expected volatility of 23%, average expected option life of seven years; and an average risk free interest rate of 6.6% and 5.9%, respectively.


     Summarized information about the Company's stock options outstanding and exercisable at June 30, 1997 is as follows:

                                                                 OUTSTANDING                  EXERCISABLE
                                                       --------------------------------    ------------------
                                                                     AVERAGE    AVERAGE               AVERAGE
EXERCISE PRICE RANGE                                   OPTIONS(A)    LIFE(B)    PRICE(C)   OPTIONS    PRICE(C)
----------------------------------------------------   ----------    -------    -------    -------    -------
$26.00 to $41.625...................................     3,086.0       8.5      $26.09          --        --
$42.625 to $47.00...................................     1,647.5       9.1      $43.02          --        --
                                                       ----------                          -------
$26.00 to $47.00....................................     4,733.5       8.7      $31.98          --        --
                                                       ----------                          -------
                                                       ----------                          -------

------------------
(a) Shares in thousands.

(b) Weighted average contractual life remaining in years.

(c) Weighted average exercise price.

     Subsequent to June 30, 1997, the Company granted options under the terms of the share incentive plan and executive employment agreements described above to purchase an additional 40,000 shares and 987,500 shares, respectively, of the Company's Class A Common Stock at an option price of $49.50 per share. In addition, the Company granted 30,043 share units to a key executive pursuant to the executive's employment agreement. These stock options and share units were granted with the same conditions as those described above.

NOTE 15 -- COMMITMENTS AND CONTINGENT LIABILITIES

     Total rental expense included in the accompanying statements of earnings was $77.3 million in fiscal 1997, $83.2 million in fiscal 1996 and $76.8 million in fiscal 1995. At June 30, 1997, the future minimum rental commitments under long-term operating leases are as follows:

YEAR ENDED JUNE 30                                                 (IN MILLIONS)
----------------------------------------------------------------
1998............................................................      $  47.8
1999............................................................         43.7
2000............................................................         39.8
2001............................................................         35.0
2002............................................................         30.2
Thereafter......................................................        100.2
                                                                   -------------

                                                                      $ 296.7
                                                                   -------------
                                                                   -------------

                        THE ESTEE LAUDER COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In connection with the acquisition of Bobbi Brown essentials described in
Note 3, the Company may be required to make additional contingent earn-out payments in later periods.

     The Company is involved in various routine legal proceedings incident to the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on its results of operations or financial condition.

NOTE 16 -- UNREALIZED INVESTMENT GAINS, NET

     Under SFAS No. 115, 'Accounting for Certain Investments in Debt and Equity Securities,' available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. The Company's noncurrent investments subject to the provisions of SFAS No. 115 are treated as available-for-sale and, accordingly, the applicable investments have been adjusted to market value with a corresponding adjustment to unrealized investment gains, net, in stockholders' equity. Unrealized investment gains (net of deferred taxes) included in stockholders' equity amounted to $2.9 million at June 30, 1997 and 1996.

NOTE 17 -- SEGMENT INFORMATION

     The Company operates on a worldwide basis in one business segment, the manufacturing and marketing of skin care, makeup and fragrance products.

     Information related to the Company's geographic segments for the three years ended June 30, 1997, is as follows:

                                                              YEAR ENDED OR AT JUNE 30
                             ------------------------------------------------------------------------------------------
                                       NET SALES                  OPERATING INCOME            IDENTIFIABLE ASSETS
                             ------------------------------   ------------------------   ------------------------------
                               1997       1996       1995      1997     1996     1995      1997       1996       1995
                             --------   --------   --------   ------   ------   ------   --------   --------   --------
                                                                   (IN MILLIONS)
The Americas
  United States............  $1,814.7   $1,683.0   $1,492.4   $159.1   $114.4   $ 93.8   $1,056.6   $  948.4   $  877.6
  Other Americas...........     124.7      116.4       87.3     30.8     18.6      1.5      113.7       90.5       63.7

                             --------   --------   --------   ------   ------   ------   --------   --------   --------
    Total Americas.........   1,939.4    1,799.4    1,579.7    189.9    133.0     95.3    1,170.3    1,038.9      941.3
Europe, the Middle
  East & Africa............     909.3      855.9      786.0    122.7    115.5     72.2      493.7      513.2      530.2
Asia/Pacific...............     532.9      539.2      533.4     46.5     61.8     63.4      209.1      227.3      229.9
                             --------   --------   --------   ------   ------   ------   --------   --------   --------
Total......................  $3,381.6   $3,194.5   $2,899.1   $359.1   $310.3   $230.9   $1,873.1   $1,779.4   $1,701.4
                             --------   --------   --------   ------   ------   ------   --------   --------   --------
                             --------   --------   --------   ------   ------   ------   --------   --------   --------

     In fiscal 1997, two groups of affiliated customers accounted for 12% and 10% of the Company's net sales. In fiscal 1996, two groups of affiliated customers accounted for 13% and 10% of the Company's net sales. In fiscal 1995, one group of affiliated customers accounted for 11% of the Company's net sales.

                        THE ESTEE LAUDER COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 -- UNAUDITED QUARTERLY FINANCIAL DATA

     The following summarizes the unaudited quarterly operating results of the Company for the years ended June 30, 1997 and 1996:

                                                                        QUARTER ENDED
                                                      --------------------------------------------------
                                                      SEPTEMBER 30    DECEMBER 31    MARCH 31    JUNE 30    TOTAL YEAR
                                                      ------------    -----------    --------    -------    ----------
                                                                    (IN MILLIONS, EXCEPT PER SHARE DATA)
FISCAL 1997
Net sales..........................................      $872.8         $ 941.5       $791.4     $ 775.9     $3,381.6
Gross profit.......................................       673.0           723.9        624.1       595.5      2,616.5
Operating income...................................       101.3           125.9         68.9        63.0        359.1
Net earnings.......................................        52.7            69.9         38.3        36.7        197.6
Net earnings per common share......................         .39             .54          .27         .26         1.46

FISCAL 1996
Net sales..........................................      $833.1         $ 860.8       $763.9     $ 736.7     $3,194.5
Gross profit.......................................       639.8           650.4        600.5       572.8      2,463.5
Operating income...................................        92.9           109.0         58.3        50.1        310.3
Net earnings.......................................        46.4            58.5         28.2        27.3        160.4
Net earnings per common share......................         .35(a)          .45(a)       .19         .18         1.17(a)

------------------
(a) Presented on a pro forma basis (see Note 1).

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To The Estee Lauder Companies Inc.:

     We have audited, in accordance with generally accepted auditing standards, the financial statements of The Estee Lauder Companies Inc. and subsidiaries included in this Annual Report on Form 10-K and have issued our report thereon dated August 12, 1997. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. This schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

New York, New York                             ARTHUR ANDERSEN LLP
August 12, 1997

                        THE ESTEE LAUDER COMPANIES INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                        THREE YEARS ENDED JUNE 30, 1997
                                 (IN MILLIONS)

----------------------------------------------------------------------------------------------------------------------
                    COL. A                          COL. B                COL. C                COL. D        COL. E
----------------------------------------------------------------------------------------------------------------------
                                                                        ADDITIONS
                                                                 ------------------------
                                                                                  (2)
                                                                    (1)        CHARGED TO
                                                   BALANCE       CHARGED TO      OTHER                        BALANCE
                                                 AT BEGINNING    COSTS AND     ACCOUNTS --   DEDUCTIONS --   AT END OF
                 DESCRIPTION                      OF PERIOD       EXPENSES      DESCRIBE       DESCRIBE       PERIOD
----------------------------------------------------------------------------------------------------------------------
Reserves deducted in the balance sheet
  from the assets to which they apply:

Allowance for doubtful accounts:
  Year ended June 30, 1997....................      $ 32.8         $ 23.6            --         $ 20.0(A)      $36.4
                                                    ------       ----------                     ------       ---------
                                                    ------       ----------                     ------       ---------
  Year ended June 30, 1996....................      $ 30.8         $ 22.0            --         $ 20.0(A)      $32.8
                                                    ------       ----------                     ------       ---------
                                                    ------       ----------                     ------       ---------
  Year ended June 30, 1995....................      $ 26.5         $ 17.8            --         $ 13.5(A)      $30.8

                                                    ------       ----------                     ------       ---------
                                                    ------       ----------                     ------       ---------

------------------
(A) Includes amounts written-off, net of recoveries.

                        THE ESTEE LAUDER COMPANIES INC.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                          DESCRIPTION                                                 PAGE
------   -----------------------------------------------------------------------------------------         ------
  3.1    Form of Restated Certificate of Incorporation (filed as Exhibit 3.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (No. 33-97180) on November 13, 1995 (the
         'S-1')).*

  3.2    Form of Amended and Restated By-laws (filed as Exhibit 3.2 to the S-1).*

 10.1    Form of Stockholders' Agreement (filed as Exhibit 10.1 to the S-1).*

 10.1a   Amendment No. 1 to Stockholders' Agreement (filed as Exhibit 10.1 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).*

 10.1b   Amendment No. 2 to Stockholders' Agreement (filed as Exhibit 10.2 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 (the 'FY 1997 Q2
         10-Q')).*

 10.1c   Amendment No. 3 to Stockholders' Agreement (filed as Exhibit 10.2 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (the 'FY 1997 Q3
         10-Q')).*

 10.2    Form of Registration Rights Agreement (filed as Exhibit 10.2 to the S-1).*

 10.2a   First Amendment to Registration Rights Agreement (filed as Exhibit 10.3 to the Company's
         Annual Report on Form 10-K for the fiscal year ended June 30, 1997).*

 10.2b   Second Amendment to Registration Rights Agreement (filed as Exhibit 10.1 to the FY 1997
         Q3 10-Q).*

 10.3    Fiscal 1996 Share Incentive Plan (filed as Exhibit 10.3 to the S-1).*+

 10.4    The Estee Lauder Inc. Retirement Growth Account Plan (filed as Exhibit 10.4 to the
         S-1).*+

 10.5    The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.5 to the
         S-1). *+

 10.6    Annual Incentive Plan (filed as Exhibit 10.6 to the S-1).*+

 10.7    Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.7 to the S-1).*+

 10.8    Employment Agreement with Ronald S. Lauder (filed as Exhibit 10.8 to the S-1).*+

 10.9    Employment Agreement with Fred H. Langhammer (filed as Exhibit 10.9 to the S-1).*+


 10.10   Employment Agreement with Daniel J. Brestle (filed as Exhibit 4(h) to the Company's
         Registration Statement on Form S-8 (No. 33-99554) on November 17, 1995 (the 'S-8')).*+

 10.11   Employment Agreement with Robin R. Burns (filed as Exhibit 4(g) to the S-8).*+

EXHIBIT
NUMBER                                          DESCRIPTION                                                 PAGE
------   -----------------------------------------------------------------------------------------         ------
 10.12   Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).*+

 10.13   Employment Agreement, as amended, with Saul H. Magram (filed as Exhibit 10.10 to the
         S-1).*+

 10.14   Employment Agreement with Jeanette S. Wagner (filed as Exhibit 4(i) to the S-8).*+

 10.15   Form of Deferred Compensation Agreement with Outside Directors (filed as Exhibit 10.1 to the FY 1997 Q2 10-Q).*+

 21.1    List of significant subsidiaries of the Company.

 23.1    Consent of Arthur Andersen LLP.

 24.1    Powers of Attorney.

 27.1    Financial Data Schedule.

 99.1    Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private
         Securities Litigation Reform Act of 1995 (filed as Exhibit 99.1 to the FY 1997 Q2 10-Q).*

------------------
* Incorporated herein by reference.

+ Exhibit is a management contract or compensatory plan or arrangement.

   (b) Registrant filed no reports on Form 8-K during the last quarter of the period covered by this report.