Form 10-Q
period 1997-09-30
ESTEE LAUDER COMPANIES INC
filed 1997-10-28
CIK 1001250

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At October 24, 1997, 61,436,663 shares of the registrant's Class A Common Stock, $.01 par value, and 56,839,667 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding.

================================================================================

                         THE ESTEE LAUDER COMPANIES INC.


                                      INDEX

                                                                                                          PAGE
                                                                                                          ----
PART I. FINANCIAL INFORMATION
         Consolidated Statements of Earnings --
              Three Months Ended September 30, 1997 and 1996...........................................      2

         Management's Discussion and Analysis of
              Financial Condition and Results of Operations............................................      3

         Consolidated Balance Sheets --
              September 30, 1997 and June 30, 1997.....................................................      7

         Consolidated Statements of Cash Flows --
              Three Months Ended September 30, 1997 and 1996...........................................      8

         Notes to Consolidated Financial Statements....................................................      9

PART II. OTHER INFORMATION.............................................................................     11


                         THE ESTEE LAUDER COMPANIES INC.

                          PART I. FINANCIAL INFORMATION

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                                            SEPTEMBER 30
                                                                                        1997          1996
                                                                                        ----          ----
                                                                               (IN MILLIONS, EXCEPT PER SHARE DATA)
NET SALES..................................................................            $ 900.6       $ 872.8

Cost of sales..............................................................              204.4         199.8
                                                                                       -------       -------
GROSS PROFIT...............................................................              696.2         673.0

Selling, general and administrative expenses:
   Selling, general and administrative.....................................              582.2         563.7
   Related party royalties.................................................                8.0           8.0
                                                                                       -------       -------
                                                                                         590.2         571.7
                                                                                       -------       -------
OPERATING INCOME...........................................................              106.0         101.3

Interest income (expense), net.............................................                1.0          (1.2)
                                                                                       -------       -------
EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST.........................              107.0         100.1

Provision for income taxes.................................................               42.8          44.5
Minority interest..........................................................               (2.4)         (2.9)
                                                                                       -------       -------
NET EARNINGS...............................................................               61.8          52.7

Preferred stock dividends..................................................                5.9           5.9
                                                                                       -------       -------
NET EARNINGS ATTRIBUTABLE TO COMMON STOCK (Note 1).........................            $  55.9       $  46.8
                                                                                       =======       =======

Net earnings per common share (Note 1).....................................            $   .47       $   .39
Weighted average common shares outstanding.................................              120.0         118.6

Cash dividends declared per common share...................................            $  .085       $  .085

                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Estee Lauder Companies Inc. and its subsidiaries (collectively, the "Company") manufacture skin care, makeup and fragrance products which are distributed in over 100 countries and territories. The following is a comparative summary of operating results for the three months ended September 30, 1997 and 1996:

                                                                                        THREE MONTHS ENDED
                                                                                            SEPTEMBER 30
                                                                                        1997            1996
                                                                                        ----            ----
                                                                                           (IN MILLIONS)
NET SALES
   BY REGION:
      The Americas:
         United States.....................................................           $  526.1       $  507.2
         Other Americas....................................................               36.3           32.0
                                                                                      --------       --------
           Total Americas..................................................              562.4          539.2
      Europe, the Middle East & Africa.....................................              223.9          206.0
      Asia/Pacific.........................................................              114.3          127.6
                                                                                      --------       --------
                                                                                      $  900.6       $  872.8
                                                                                      ========       ========

   BY PRODUCT CATEGORY:
      Skin Care............................................................           $  302.5       $  325.9
      Makeup...............................................................              327.0          317.9
      Fragrance............................................................              271.1          229.0
                                                                                      --------       --------
                                                                                      $  900.6       $  872.8
                                                                                      ========       ========

OPERATING INCOME
   The Americas:
      United States........................................................           $   70.3       $   61.5
      Other Americas.......................................................               10.3            7.0
                                                                                      --------       --------
        Total Americas.....................................................               80.6           68.5
   Europe, the Middle East & Africa........................................               22.9           23.9
   Asia/Pacific............................................................                2.5            8.9
                                                                                      --------       --------
                                                                                      $  106.0       $  101.3
                                                                                      ========       ========

The following table sets forth certain consolidated statement of earnings data as a percentage of net sales:

                                                                                        THREE MONTHS ENDED
                                                                                            SEPTEMBER 30
                                                                                        1997            1996
                                                                                        ----            ----

Net sales..................................................................              100.0%         100.0%
Cost of sales..............................................................               22.7           22.9
                                                                                       -------          -----
Gross profit...............................................................               77.3           77.1
Selling, general and administrative expenses:
   Selling, general and administrative.....................................               64.6           64.6
   Related party royalties.................................................                0.9            0.9
                                                                                       -------          -----
                                                                                          65.5           65.5
                                                                                       -------          -----
Operating income...........................................................               11.8           11.6
Interest income (expense), net.............................................                0.1           (0.1)
                                                                                       -------          -----
Earnings before income taxes and minority interest.........................               11.9           11.5
Provision for income taxes.................................................                4.8            5.1
Minority interest..........................................................               (0.2)          (0.4)
                                                                                       -------          -----
Net earnings...............................................................                6.9%           6.0%
                                                                                       =======          =====

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net sales increased 3% or $27.8 million to $900.6 million for the three months ended September 30, 1997, as compared with the same prior-year period. The increase in net sales is primarily due to the global rollout and launches of recent women's and men's fragrance introductions. The continued strengthening of the U.S. dollar negatively impacted net sales for the current three-month period by approximately $32.0 million as compared to $18.0 million in the prior-year's three month period. This strengthening of the U.S. dollar against most European and Far East currencies continues to unfavorably impact the net sales of the Company's regions and product categories, as compared with the same prior-year period. Excluding the impact of foreign currency translation, net sales would have increased 7%.

Net sales of skin care products decreased 7% or $23.4 million to $302.5 million for the three months ended September 30, 1997, as compared with the same prior-year period. The strengthening of the U.S. dollar versus the Japanese yen and the European currencies affects skin care sales to a greater extent than makeup or fragrance sales, since skin care sales in the Japanese and European markets represent a larger portion of total sales than in the other markets. Excluding the impact of foreign currency translation, skin care sales for the three months ended September 30, 1997 would have decreased 3% as compared with the same prior-year period. The comparison of the three months ended September 30, 1997 with the same prior-year period was unfavorably impacted by the successful introductions of Fruition Extra, LipZone and All About Lips in the same prior-year period. Net sales of makeup products increased 3% or $9.1 million to $327.0 million for the three months ended September 30, 1997, as compared with the same prior-year period. Higher makeup product sales were due to the successful introduction during the current quarter of Superbalanced Makeup and Individualist Mascara, as well as from increased sales of M.A.C. and Bobbi Brown products and existing products such as Indelible Lipstick, Futurist Age-Resisting Makeup, Chubby Sticks and Double Wear Foundation. These increases were partially offset by lower sales of True Lipstick, Long Last Lipstick and Ultra Mascara. In addition, the current quarter was unfavorably impacted by the launches of City Base Compact Foundation, Lip Shaper and Virtual Skin in the same prior-year period. Net sales of fragrance products increased 18% or $42.1 million to $271.1 million for the three months ended September 30, 1997, as compared to the same prior-year period. The increase is primarily due to the highly successful United States launch of Lauder Pleasures For Men and the initial shipments of Clinique Happy, the European introduction of Kiton
Donna, and the ongoing worldwide success of "tommy" along with the continuing domestic success and international launch of "tommy girl". These increases were partially offset by lower sales of Havana Pour Elle, Beautiful and Knowing. The introduction of new products may have some cannibalization effect on sales of existing products, which is taken into account by the Company in its business planning. The Company's quarterly net sales are subject to seasonal fluctuations, particularly in the fragrance category.

Net sales in the Americas increased 4% or $23.2 million to $562.4 million for the three months ended September 30, 1997, as compared with the same prior-year period. This increase primarily results from significantly higher fragrance sales and moderately higher makeup sales in the United States and Canada. In Europe, the Middle East & Africa, net sales increased 9% or $17.9 million to $223.9 million as compared with the same prior-year period. The increase was primarily the result of higher net sales in the United Kingdom, the distributor and travel retail businesses and South Africa, partially offset by lower net sales in Switzerland, Germany and Italy due to the unfavorable impact of foriegn currency translation. Excluding the impact of foreign currency translation, net sales would have increased 19%. On a local currency basis, all markets except Austria had higher net sales. Net sales in Asia/Pacific decreased 10% or $13.3 million to $114.3 million for the three months ended September 30, 1997, as compared with the same prior-year period. Higher sales in Singapore, Thailand, Korea and Malaysia were more than offset by lower sales in Japan, Hong Kong and Taiwan due to difficult retail environments in these countries combined with the unfavorable foreign currency translation impact from the strengthening of the U.S. dollar, particularly versus the Japanese yen and Thailand Baht. Excluding the impact of foreign currency translation, Asia/Pacific net sales would have decreased 3%, as compared to the same prior-year period. The Company strategically staggers its new product launches by geographic markets, which may account for differences in regional sales growth.

Cost of sales for the three months ended September 30, 1997 was 22.7% of net sales compared with 22.9% of net sales in the prior-year period. The improvement principally reflects the efficiencies achieved as a result of the Company's continuing efforts to globalize its sourcing and manufacturing activities, as well as shifts in product mix.

Total selling, general and administrative expenses as a percent of net sales for the three months ended September 30, 1997, were comparable with the prior year. The Company's quarterly operating expenses are subject to the timing of advertising and promotional spending, due to product launches and rollouts and incremental advertising in selective markets.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Operating income increased 5% or $4.7 million to $106.0 million in the three months ended September 30, 1997 as compared to the same prior-year period, which resulted in an operating margin of 11.8% in the current period as compared to 11.6% in the prior-year period. The increase in operating income and margin was due to higher net sales coupled with cost of sales efficiencies. Operating income in the Americas increased 18% or $12.1 million to $80.6 million for the three months ended September 30, 1997 as compared to the same prior-year period, primarily due to net sales increases and operational efficiencies in the United States and Canada. In Europe, the Middle East & Africa, operating income decreased 4% or $1.0 million to $22.9 million as compared to the same prior-year period. Improved operating results in the United Kingdom, France, South Africa and Spain were more than offset by lower results in Germany, Austria and the travel retail business due in part to the timing of certain operating expenses. In Asia/Pacific, operating income decreased 72% or $6.4 million to $2.5 million as compared to the same prior-year period, due to lower results in Japan, Hong Kong and Taiwan, partially offset by higher results in Singapore, Korea, Malaysia and Thailand. The Company's quarterly operating results are subject to seasonal net sales fluctuations in addition to the level, scope and timing of expenditures related to product promotions or introductions.

Net interest income was $1.0 million for the three months ended September 30, 1997, as compared to net interest expense of $1.2 million in the prior year, primarily due to decreased interest expense as a result of lower debt levels.

The provision for income taxes represents federal, foreign, state and local income taxes. The effective rate for income taxes in the three months ended September 30, 1997 was 40.0% compared with 44.5% for the three months ended September 30, 1996. These rates reflect the effect of state and local taxes, higher tax rates in certain foreign jurisdictions and certain nondeductible expenses. The decrease in the effective income tax rate was principally attributable to a relative change in the mix of earnings from higher tax countries such as Japan to lower tax countries, the effects of a lower statutory tax rate in the United Kingdom and the effect of recent federal tax regulations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds have historically been, and are expected to continue to be, cash flow from operations and borrowings under uncommitted and committed credit lines provided by banks in the United States and abroad. At September 30, 1997, the Company had cash and cash equivalents of $197.5 million as compared to $255.6 million at June 30, 1997.

Uncommitted lines of credit amounted to $323.2 million at September 30, 1997, of which $25.4 million were used. Unused committed lines of credit available to the Company at September 30, 1997 amounted to $401.2 million. Total debt as a percentage of total capitalization (including short-term debt) was 5% at September 30, 1997 and 3% at June 30, 1997.

Net cash used for operating activities was $33.6 million in the three months ended September 30, 1997 as compared to $65.5 million in the same prior-year period. This decrease in net cash used for operating activities primarily reflects the Company's increased profitability, lesser increases in accounts receivable balances as compared to the same prior-year period and reduced inventory and promotional merchandise levels during the current-year period, partially offset by lower other accrued liabilities. Net cash used for investing activities of $20.3 million and $17.9 million in the three months ended September 30, 1997 and 1996, respectively, principally reflects capital expenditures. Financing activities reflect dividends paid, borrowings and repayment of debt. Net cash provided by financing activities decreased in the three months ended September 30, 1997, as compared to the same prior-year period, due to lower borrowing levels.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company owns a majority equity interest in M.A.C. and through contractual agreement, the Company has the right to acquire the remaining interest in M.A.C. at certain times between February 1998 and February 1999. In addition, the Company entered into an agreement to acquire Sassaby, Inc. which is expected to be completed in the second quarter of fiscal 1998.

The Company is in the process of constructing a state-of-the-art warehouse and distribution center in Lachen, Switzerland, which has been designed to accommodate the company's projected future growth. The Company to date has spent approximately $13.0 million at current exchange rates. The total cost of the new distribution center is estimated to be approximately $17.8 million at current exchange rates, with completion anticipated by the end of fiscal 1998.

Dividend payments were $15.9 million for the three months ended September 30, 1997, as compared to $15.8 million in the prior year.

The Company conducts business in many foreign currencies. As a result, it is subject to foreign currency exchange rate risk due to the effects that foreign exchange rate movements of these currencies, principally against the Belgian franc, U.K. pound, and Swiss franc, have on the Company's costs and on the cash flows which it receives from its foreign subsidiaries. The Company believes that currently it has no other material market risk exposures. The Company addresses its risks through a controlled program of risk management that includes the use of derivative financial instruments and categorizes these instruments as entered into for purposes other than trading. The Company enters into forward exchange contracts to hedge purchases, receivables and payables denominated in foreign currencies for periods consistent with its identified exposures. Gains and losses related to qualifying hedges of these exposures are deferred and recognized in operating income when the underlying hedged transaction occurs. The Company also enters into purchased foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. Any gains realized on such options that qualify as hedges are deferred and recognized in operating income when the underlying hedged transaction occurs. Premiums on foreign currency options are amortized over the period being hedged. Foreign currency transactions which do not qualify as hedges are marked-to-market on a current basis with gains and losses recognized through income and reflected in operating expenses. In addition, any previously deferred gains and losses on hedges which are terminated prior to the transaction date are recognized in current income when the hedge is terminated. The contracts have varying maturities with none exceeding 24 months. Costs associated with entering into such contracts have not been material to the Company's financial results.

As a matter of policy, the Company does not engage in currency speculation and only enters into contracts with parties that have at least an "A" (or equivalent) credit rating. The counterparties to these contracts are major financial institutions with which the Company does not have significant exposure to any one counterparty. Management believes risk of loss is remote and in any event would be immaterial. At September 30, 1997, the Company had contracts to exchange foreign currencies in the form of purchased currency options and forward exchange contracts in the amount of $77.1 million and $325.2 million, respectively. Foreign currencies exchanged under these contracts are principally the Belgian franc, U.K. pound, and Swiss franc. There have been no significant changes in market risk since June 30, 1997 that would have a material effect on the Company's calculated value-at-risk exposure, as disclosed in its annual report on Form 10-K for the year ended June 30, 1997.

The Company believes that cash on hand, internally generated cash flow, available credit lines and access to capital markets will be adequate to support currently planned business operations, acquisitions and capital expenditures both on a near-term and long-term basis.

                        THE ESTEE LAUDER COMPANIES INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                             SEPTEMBER 30          JUNE 30
                                                                                                 1997               1997
                                                                                                 ----               ----
                                                                                              (UNAUDITED)
                                                                                                        (IN MILLIONS)
                                    ASSETS
CURRENT ASSETS
Cash and cash equivalents...............................................................       $  197.5            $  255.6
Accounts receivable, net................................................................          567.9               471.7
Inventory and promotional merchandise...................................................          426.6               440.6
Prepaid expenses and other current assets...............................................          155.9               143.2
                                                                                               --------            --------
     TOTAL CURRENT ASSETS...............................................................        1,347.9             1,311.1

PROPERTY, PLANT AND EQUIPMENT, NET......................................................          270.5               265.0

OTHER ASSETS
Investments, at cost or market value....................................................           28.9                25.9
Deferred taxes..........................................................................           62.5                59.9
Intangible assets.......................................................................          156.2               161.3
Other assets  ..........................................................................           45.4                49.9
                                                                                               --------            --------
                                                                                                  293.0               297.0
                                                                                               --------            --------
                                                                                               $1,911.4            $1,873.1
                                                                                               ========            ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable and current maturities of long-term debt..................................       $   45.7            $   31.1
Accounts payable........................................................................          145.8               165.8
Accrued income taxes....................................................................           79.8                57.4
Other accrued liabilities...............................................................          500.1               505.2
                                                                                               --------            --------
     TOTAL CURRENT LIABILITIES..........................................................          771.4               759.5


OTHER NONCURRENT LIABILITIES............................................................          200.0               205.9

$6.50 CUMULATIVE REDEEMABLE PREFERRED STOCK, AT REDEMPTION VALUE........................          360.0               360.0

STOCKHOLDERS' EQUITY
Capital stock, $.01 par value; 300,000,000 shares Class A authorized, shares outstanding 61,436,663; 120,000,000 shares Class B authorized, shares
   outstanding 56,839,667...............................................................            1.2                 1.2
Paid-in capital.........................................................................          165.3               165.3
Retained earnings.......................................................................          432.3               386.4
Unrealized investment gains, net........................................................            4.3                 2.9
Cumulative translation adjustments......................................................          (23.1)               (8.1)
                                                                                               --------            --------
                                                                                                  580.0               547.7
                                                                                               --------            --------
                                                                                               $1,911.4            $1,873.1
                                                                                               ========            ========

                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                        THREE MONTHS ENDED
                                                                                                            SEPTEMBER 30
                                                                                                        1997          1996
                                                                                                        ----          ----
                                                                                                            (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings...............................................................................      $   61.8      $   52.7
   Adjustments to reconcile net earnings to net cash
     flows used for operating activities:
       Depreciation and amortization..........................................................          15.4          13.0
       Amortization of purchased royalty rights...............................................           4.4           4.4
       Deferred income taxes..................................................................          (6.1)         (3.0)
       Minority interest......................................................................           2.4           2.9
   Changes in operating assets and liabilities:
       Increase in accounts receivable, net...................................................        (105.0)       (138.0)
       Decrease (increase) in inventory and promotional merchandise...........................           6.3         (13.4)
       Increase in other assets...............................................................         (12.7)         (6.7)
       Decrease in accounts payable...........................................................         (17.0)        (28.0)
       Increase in accrued income taxes.......................................................          23.6          31.4
       Increase in other accrued liabilities..................................................           0.6          23.7
       Decrease in other noncurrent liabilities...............................................          (7.3)         (4.5)
                                                                                                    ----------    ----------
         NET CASH FLOWS USED FOR OPERATING ACTIVITIES.........................................         (33.6)        (65.5)

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures.......................................................................         (19.6)        (17.5)
   Purchase of long-term investments..........................................................          (0.9)         (0.5)
   Proceeds from disposition of long-term investments.........................................           0.2           0.1
                                                                                                    ----------    ----------
         NET CASH FLOWS USED FOR INVESTING ACTIVITIES.........................................         (20.3)        (17.9)

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in notes payable..................................................................          16.1          48.4
   Repayments and redemptions of long-term debt...............................................          (1.5)         (1.6)
   Proceeds from exercise of stock options....................................................           -             0.1
   Dividends paid.............................................................................         (15.9)        (15.8)
                                                                                                    ----------     ---------
         NET CASH FLOWS (USED FOR) PROVIDED BY FINANCING ACTIVITIES...........................          (1.3)         31.1

Effect of Exchange Rate Changes on Cash and Cash Equivalents..................................          (2.9)          0.4
                                                                                                    ----------     ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS.....................................................         (58.1)        (51.9)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..............................................         255.6         254.8
                                                                                                    ----------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD....................................................       $ 197.5       $ 202.9
                                                                                                    ==========     =========

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

Certain amounts in the financial statements for prior years have been reclassified to conform to the current year presentation for comparative purposes.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K for the year ended June 30, 1997.

NET EARNINGS PER COMMON SHARE

Net earnings per common share amounts were computed by dividing net earnings after deducting preferred stock dividends on the Company's $6.50 Cumulative Redeemable Preferred Stock by the weighted average number of common and dilutive common equivalent (e.g., stock options) shares outstanding during the period.

INVENTORY AND PROMOTIONAL MERCHANDISE

Inventory and promotional merchandise include only items saleable or usable in future periods and are stated at the lower of first-in, first-out cost or market. Promotional merchandise is charged to expense at the time the merchandise is shipped to the Company's customers.

                                                                       SEPTEMBER 30         JUNE 30
                                                                           1997               1997
                                                                           ----               ----
                                                                                 (IN MILLIONS)
         Inventory and promotional merchandise consists of:
           Raw materials.........................................         $  111.0          $ 119.3
           Work in process.......................................             26.5             23.5
           Finished goods........................................            193.8            193.8
           Promotional merchandise...............................             95.3            104.0
                                                                          --------          -------
                                                                          $  426.6          $ 440.6
                                                                          ========          =======

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                                                        SEPTEMBER 30         JUNE 30
                                                                            1997               1997
                                                                            ----               ----
                                                                                    (IN MILLIONS)
         Land....................................................          $  11.8          $  11.8
         Buildings and improvements..............................             92.6             91.9
         Machinery and equipment.................................            363.1            355.8
         Furniture and fixtures..................................             57.5             56.9
         Leasehold improvements..................................             90.2             86.6
                                                                          --------          --------
                                                                             615.2            603.0
         Less accumulated depreciation and amortization..........            344.7            338.0
                                                                          --------          --------
                                                                            $270.5          $ 265.0
                                                                          ========          ========

STATEMENT OF CASH FLOWS

Supplemental disclosures of cash flow information:

                                                                       THREE MONTHS ENDED SEPTEMBER 30
                                                                           1997               1996
                                                                           ----               ----
                                                                                  (IN MILLIONS)
         Cash paid during the period for:
           Interest .............................................          $  0.7            $  1.7
           Income taxes..........................................          $  8.1            $ 18.3


MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. Actual results could differ from those estimates and assumptions.

NOTE 2 - ACQUISITION OF BUSINESS

In September 1997, the Company entered into an agreement to acquire Sassaby, Inc. ("Sassaby"), a marketer and distributor of cosmetics targeted to younger consumers. Pursuant to the agreement, the Company expects to acquire Sassaby for cash in a transaction that will be accounted for as a purchase and is expected to be completed by the end of October 1997.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various routine legal proceedings incident to the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on its business or financial condition.

ITEM 5. OTHER INFORMATION

On September 25, 1997, the Company announced that it signed an agreement to acquire for cash all the outstanding stock of Sassaby, Inc., owner of the color cosmetics brand JANE, which is targeted toward young consumers and sold in more than 9,000 outlets throughout the United States.

On September 30, 1997, the Company announced that it signed an agreement with Donna Karan International Inc. under which the Company will obtain exclusive worldwide rights to the Donna Karan trademarks for the manufacture, marketing, distribution and sale of beauty and beauty-related products.

Each transaction is subject to certain conditions and is expected to be completed during the quarter ending December 31, 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits--

           27.1 Financial Data Schedule.

(b) Reports on Form 8-K -- There were no reports on Form 8-K for the three months ended September 30, 1997.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           THE ESTEE LAUDER COMPANIES INC.


Date:  October 28, 1997                    By: /s/ Robert J. Bigler
                                           ------------------------------
                                           Robert J. Bigler
                                           Senior Vice President
                                           and Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

                         THE ESTEE LAUDER COMPANIES INC.

                                  EXHIBIT INDEX


Exhibit No.                            Description
-----------                            -----------

   27.1                                Financial Data Schedule.