Form 10-Q
period 1997-12-31
ESTEE LAUDER COMPANIES INC
filed 1998-01-27
CIK 1001250

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


At January 23, 1998, 61,438,082 shares of the registrant's Class A Common Stock, $.01 par value, and 56,839,667 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding.

================================================================================

                         THE ESTEE LAUDER COMPANIES INC.


                                      INDEX

                                                                                                           PAGE
PART I. FINANCIAL INFORMATION
         Consolidated Statements of Earnings --
              Three Months and Six Months Ended December 31, 1997 and 1996.............................      2

         Management's Discussion and Analysis of
              Financial Condition and Results of Operations............................................      3

         Consolidated Balance Sheets --
              December 31, 1997 and June 30, 1997......................................................      8

         Consolidated Statements of Cash Flows --
              Six Months Ended December 31, 1997 and 1996..............................................      9

         Notes to Consolidated Financial Statements....................................................     10

PART II. OTHER INFORMATION.............................................................................     13


                         THE ESTEE LAUDER COMPANIES INC.

                          PART I. FINANCIAL INFORMATION

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                DECEMBER 31                  DECEMBER 31
                                                                                -----------                  -----------
                                                                             1997      1996              1997        1996
                                                                             ----      ----              ----        ----
                                                                                   (IN MILLIONS, EXCEPT PER SHARE DATA)
NET SALES........................................................          $1,000.9     $941.5        $1,901.5     $1,814.3

Cost of sales....................................................             229.3      217.6           433.7        417.4
                                                                          ---------    -------       ---------     --------
GROSS PROFIT.....................................................             771.6      723.9         1,467.8      1,396.9

Selling, general and administrative expenses:
   Selling, general and administrative...........................             618.1      589.0         1,200.3      1,152.7
   Related party royalties.......................................               8.6        9.0            16.6         17.0
                                                                          ---------    -------         -------     --------
                                                                              626.7      598.0         1,216.9      1,169.7
                                                                          ---------    -------         -------     --------
OPERATING INCOME.................................................             144.9      125.9           250.9        227.2

Interest (expense) income, net...................................              (0.1)       0.1             0.9        (1.1)
                                                                          ---------    --------        --------    --------
EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST...............             144.8      126.0           251.8        226.1

Provision for income taxes.......................................              57.9       50.5           100.7         95.0
Minority interest................................................              (1.6)      (5.6)           (4.0)        (8.5)
                                                                          ---------    -------         -------     --------
NET EARNINGS.....................................................              85.3       69.9           147.1        122.6

Preferred stock dividends........................................               5.8        5.8            11.7         11.7
                                                                          ---------    -------       ---------     --------
NET EARNINGS ATTRIBUTABLE TO COMMON STOCK (Note 1)...............         $    79.5    $  64.1       $   135.4     $  110.9
                                                                          =========    =======       =========     ========


Net earnings per common share (Note 1):
    Basic........................................................         $     .67    $  .54        $    1.14     $    .94
    Diluted......................................................         $     .66    $  .54        $    1.13     $    .94

Weighted average common shares outstanding (Note 1):
    Basic........................................................             118.4      117.4           118.4        117.4
    Diluted......................................................             119.5      118.3           119.4        118.2

Cash dividends declared per common share.........................         $    .085     $ .085        $    .17     $    .17


                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Estee Lauder Companies Inc. and its subsidiaries (collectively, the "Company") manufacture skin care, makeup, fragrance and hair care products which are distributed in over 100 countries and territories. The following is a comparative summary of operating results for the three and six months ended December 31, 1997 and 1996:

                                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                              DECEMBER 31                 DECEMBER 31
                                                                         ----------------------      ----------------------
                                                                             1997       1996            1997         1996
                                                                             ----       ----            ----         ----
                                                                                             (IN MILLIONS)
NET SALES
   BY REGION:
      The Americas:
         United States...........................................         $   548.1     $486.6       $ 1,074.2     $  993.8
         Other Americas..........................................              36.5       38.8            72.8         70.8
                                                                          ---------    -------       ---------     --------
           Total Americas........................................             584.6      525.4         1,147.0      1,064.6
      Europe, the Middle East & Africa...........................             283.2      266.7           507.1        472.7
      Asia/Pacific...............................................             133.1      149.4           247.4        277.0
                                                                          ---------    -------       ---------     --------
                                                                           $1,000.9     $941.5        $1,901.5     $1,814.3
                                                                           ========     ======        ========     ========

   BY PRODUCT CATEGORY:
      Skin Care..................................................            $308.2     $321.5       $   607.4     $  644.4
      Makeup.....................................................             330.1      319.1           657.1        637.0
      Fragrance..................................................             351.6      296.7           622.3        524.7
      Hair Care..................................................              11.0        4.2            14.7          8.2
                                                                          ---------    -------       ---------     --------
                                                                           $1,000.9     $941.5       $ 1,901.5     $1,814.3
                                                                           ========     ======       =========     ========

OPERATING INCOME
   The Americas:
      United States..............................................         $    72.1    $  59.0       $   142.4     $  120.5
      Other Americas.............................................              12.3       15.5            22.6         22.5
                                                                          ---------    -------       ---------     --------
         Total Americas..........................................              84.4       74.5           165.0        143.0
   Europe, the Middle East & Africa..............................              44.7       35.4            67.6         59.3
   Asia/Pacific..................................................              15.8       16.0            18.3         24.9
                                                                          ---------    -------       ---------     --------
                                                                          $   144.9     $125.9       $   250.9     $  227.2
                                                                          =========     ======       =========     ========

The following table sets forth certain consolidated statement of earnings data as a percentage of net sales:

                                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                              DECEMBER 31                 DECEMBER 31
                                                                         ----------------------      ------------------------
                                                                             1997       1996             1997         1996
                                                                             ----       ----             ----         ----
Net sales........................................................             100.0%     100.0%          100.0%       100.0%
Cost of sales....................................................              22.9       23.1            22.8         23.0
                                                                             ------       ----           -----        -----
Gross profit.....................................................              77.1       76.9            77.2         77.0
Selling, general and administrative expenses:
   Selling, general and administrative...........................              61.7       62.5            63.1         63.5
   Related party royalties.......................................               0.9        1.0             0.9          1.0
                                                                             ------     ------           -----        -----
                                                                               62.6       63.5            64.0         64.5
                                                                             ------     ------           -----        -----
Operating income.................................................              14.5       13.4            13.2         12.5
Interest (expense) income, net...................................                -          -               -            -
                                                                             ------     ------           -----        -----
Earnings before income taxes and minority interest...............              14.5       13.4            13.2         12.5
Provision for income taxes.......................................               5.8        5.4             5.3          5.2
Minority interest................................................              (0.2)      (0.6)           (0.2)        (0.5)
                                                                             ------     ------           -----        -----
Net earnings  ...................................................               8.5%       7.4%            7.7%         6.8%
                                                                             ======     ======           =====        =====

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NET SALES

Net sales increased 6% or $59.4 million to $1,000.9 million, and 5% or $87.2 million to $1,901.5 million for the three and six months ended December 31, 1997, respectively, as compared with the same prior-year periods, on the strength of new product launches, the global rollout of recent fragrance introductions and the continued solid performance of existing key products. The continuing strength of the U.S. dollar negatively impacted net sales for the current three and six month periods by approximately $43.0 million and $75.0 million, respectively. This strengthening of the U.S. dollar continues to negatively affect the net sales in each of the Company's regions and product categories as compared to the same prior-year period. Excluding the impact of foreign currency translation, net sales increased 11% and 9% for the three and six months ended December 31, 1997, respectively. Net sales for the current-year periods include the sales of Sassaby, Inc. ("Sassaby") and Aveda Corporation ("Aveda") from the dates of their acquisitions, which were acquired in October 1997 and December 1997, respectively.

Net sales of skin care products decreased 4% or $13.3 million to $308.2 million, and 6% or $37.0 million to $607.4 million for the three and six months ended December 31, 1997, respectively, as compared with the same prior-year periods. The continued strengthening of the U.S. dollar versus the Asian and European currencies affects skin care sales to a greater extent than makeup or fragrance sales since skin care sales in the Asian and European markets represent a larger portion of total sales than in the other markets. Excluding the impact of foreign currency translation, skin care sales for the three and six months ended December 31, 1997 increased 1% and decreased 1%, respectively, as compared to the same prior-year periods. Skin care product sales were positively impacted by the recent launch of Uncircle, Self-Action Sunless Supertan and Moisture In-Control and the continued growth of existing products such as Moisture On-Line and Verite. The comparison of the current year with the same prior-year periods was unfavorably impacted by the successful introductions of Fruition Extra, and Lip Zone in the prior year and lower sales of Turnaround Cream. Net sales of makeup products rose 3% or $11.0 million to $330.1 million and 3% or $20.1 million to $657.1 million for the current three and six-month periods, respectively, compared with the same prior-year periods. Higher makeup product sales were due to the successful introduction of Minute Makeup, as well as from recent launches of Blush All Day, Superbalanced Makeup, Quickliner For Lips and Double Wear Foundation and increased contributions from existing products such as Chubby Sticks, Virtual Skin, and Futurist. These increases were partially offset by lower sales of True Lipstick and Long Last Lipstick. In addition, the current periods comparisons were unfavorably impacted by the launches of City Base Compact Foundation, Long Last Soft Shine Lipstick and Natural Finish Powder Makeup in the same prior-year period. Excluding the impact of foreign currency translation, makeup sales for the three and six months ended December 31, 1997 increased 7% and 6%, respectively, as compared to the same prior-year periods. Net sales of fragrance products increased 19% or $54.9 million to $351.6 million, and 19% or $97.6 million to $622.3 million for the three and six months ended December 31, 1997, respectively, compared with the same prior-year periods. The increase is primarily attributable to the continued highly successful Americas launch of Lauder Pleasures For Men, the domestic success and United Kingdom launch of Clinique Happy, and the ongoing worldwide success of "tommy" and "tommy girl". These increases were partially offset by the impact of the successful European launch of Kiton in the same prior-year period, along with lower sales of Havana Pour Elle, White Linen, and Knowing. In addition, the current quarter benefited from increased sales of Estee Lauder pleasures. Excluding the impact of foreign currency translation, fragrance sales for the three and six months ended December 31, 1997 increased 23%, as compared to the same prior-year periods. Net sales of hair care products approximately doubled, as compared with the same prior-year periods. The increase reflects sales from the inclusion of Aveda product lines beginning December 1997. The introduction of new products may have some cannibalization effect on sales of existing products, which is taken into account by the Company in its business planning. The Company's quarterly net sales are subject to seasonal fluctuations, particularly in the fragrance category.

Sales in the Americas increased 11% or $59.2 million to $584.6 million, and 8% or $82.4 million to $1,147.0 million for the three and six months ended December 31, 1997, respectively, compared with the same prior-year periods. This increase is driven by sales of new products across all categories and sales growth of existing fragrance and makeup products particularly in the United States partially offset by lower sales in Canada. In Europe, the Middle East & Africa, net sales increased 6% or $16.5 million to $283.2 million, and 7% or $34.4 million to $507.1 million for the current three and six month periods ended December 31, 1997, respectively, compared with the same prior-year periods. The increase was primarily the result of higher net sales in the United Kingdom, the travel retail business, South Africa, Belgium, and the inclusion of sales from the Company's European fragrance development and distribution joint venture. These increases were partially offset by lower

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


sales in Germany, France, Italy and Switzerland for the three and six months ended December 31, 1997, as a result of the continued unfavorable impact of foreign currency translation. Excluding the impact of foreign currency translation, Europe, the Middle East and Africa sales would have increased 14% and 16% over the prior-year three and six month periods, respectively. Net sales in Asia/Pacific decreased 11% or $16.3 million to $133.1 million, and 11% or $29.6 million to $247.4 million for the three and six months ended December 31, 1997, respectively, compared with the same prior-year periods. Lower sales primarily in Japan, Hong Kong and Taiwan due to difficult retail environments combined with the continued decline in Southeast Asian currencies against the U.S. dollar, particularly the Japanese yen, Thailand baht and Korean won resulted in the unfavorable comparisons with the prior-year periods. Excluding the impact of foreign currency translation, Asia/Pacific sales would have grown 2% over the prior-year three month period and been level with the prior-year six month period. The Company strategically staggers its new product launches by geographic markets, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales for the three and six months ended December 31, 1997 were 22.9% and 22.8%, respectively, of net sales compared with 23.1% and 23.0% of net sales in the prior-year periods. The improvements principally reflect the efficiencies achieved as a result of the Company's continuing efforts to globalize its sourcing and manufacturing activities, as well as shifts in product mix. Sassaby and Aveda both have cost structures higher than the Company's other brands. As a result, on an ongoing basis, as the Company integrates these recent acquisitions, cost of sales as a percent of net sales may be different from historical results.

SELLING, GENERAL AND ADMINISTRATIVE

Total selling, general and administrative expenses decreased to 62.6% and 64.0% of net sales for the three and six months ended December 31, 1997, respectively, compared with 63.5% and 64.5% of net sales in the same prior-year periods. The Company's quarterly operating expenses are subject to the timing of advertising and promotional spending, due to product launches and rollouts and incremental advertising in selective markets. The Company's recent acquisitions' operating expenses as a percent of net sales are lower, as compared to the Company's corporate average. As such, total selling, general and administrative expenses as a percent of net sales may change in the future, as compared to prior periods.

OPERATING INCOME

Operating income increased 15% or $19.0 million to $144.9 million, and 10% or $23.7 million to $250.9 million for the three and six months ended December 31, 1997, respectively, compared with the same prior-year periods. Operating margins were 14.5% and 13.2% in the current periods as compared to 13.4% and 12.5% in the corresponding prior-year periods. The increase in operating income and margins was due to higher net sales coupled with cost of sales and operational efficiencies and the timing of advertising and promotional spending. Operating income in the Americas increased 13% or $9.9 million to $84.4 million, and 15% or $22.0 million to $165.0 million for the three and six months ended December 31, 1997, respectively, compared with the same prior-year periods, primarily due to the net sales increases in the United States and the inclusion of operating results from recent acquisitions. In Europe, the Middle East & Africa, operating income increased 26% or $9.3 million to $44.7 million and 14% or $8.3 million to $67.6 million for the three and six months ended December 31, 1997, respectively. These increases were primarily due to improved operating results in the United Kingdom, France, Switzerland, Italy, Belgium and the travel retail business. In Asia/Pacific, operating income decreased 1% or $0.2 million to $15.8 million and 27% or $6.6 million to $18.3 million for the three and six months ended December 31, 1997, respectively, compared with the same prior-year periods, due to lower results in Taiwan and Hong Kong, partially offset by higher results in Singapore. In addition, Japan's results for the quarter ended December 31, 1997 were higher than the prior-year quarter, although for the six month period were below the same prior-year period. The Company's quarterly operating results are subject to seasonal net sales fluctuations in addition to the level, scope and timing of expenditures related to product promotions or introductions.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTEREST (EXPENSE) INCOME, NET

Net interest expense was $0.1 million and net interest income was $0.9 million for the three and six months ended December 31, 1997, respectively, as compared with net interest income of $0.1 million and net interest expense of $1.1 million, respectively, in the same prior-year periods. The increase in net interest expense for the three months ended December 31, 1997 is primarily due to higher borrowings associated with the Company's recent acquisitions. The increase in net interest income for the six months ended December 31, 1997 is primarily attributable to decreased interest expense as a result of lower average debt levels during the current six month period, as compared to the same corresponding prior-year period.

PROVISION FOR INCOME TAXES

The provision for income taxes represents federal, foreign, state and local income taxes. The effective rate for income taxes in the three and six months ended December 31, 1997 was 40.0% compared with 40.1% and 42.0% for the three and six months ended December 31, 1996. These rates reflect the effect of state and local taxes, higher tax rates in certain foreign jurisdictions and certain nondeductible expenses. The decrease in the effective income tax rate was principally attributable to a relative change in the mix of earnings from higher tax countries such as Japan to lower tax countries, the effects of a lower statutory tax rate in the United Kingdom and the effect of recent federal tax regulations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds have historically been, and are expected to continue to be, cash flow from operations and borrowings under uncommitted and committed credit lines provided by banks in the United States and abroad. At December 31, 1997, the Company had cash and cash equivalents of $292.6 million compared with $255.6 million at June 30, 1997.

Uncommitted lines of credit amounted to $321.2 million at December 31, 1997, of which $9.2 million were used. Unused committed lines of credit available to the Company at December 31, 1997 amounted to $101.2 million. Total debt as a percentage of total capitalization (including short-term debt) was 23% at December 31, 1997 and 3% at June 30, 1997. This increase is due to an increased level of borrowings as a result of the Company's recent acquisitions. The Company anticipates refinancing the borrowings under the revolving credit-facility to long-term debt during the third quarter of fiscal 1998.

Net cash provided by operating activities increased to $181.9 million in the six months ended December 31, 1997 from $154.5 million in the prior year six-month period. This increase primarily reflects the Company's increased profitability, lesser increases in accounts receivable and increases in accrued liabilities partially offset by an increase in other assets. Net cash used for investing activities increased to $400.0 million in the six months ended December 31, 1997 from $30.7 million in the prior six-month period due to the Company's recent acquisitions and higher capital expenditures. Financing activities reflect dividends paid, short-term borrowings and repayment of long-term debt. Net cash provided by financing activities increased for the six months ended December 31, 1997, as compared to the same prior-year period, primarily due to an increase in short-term bank borrowings used to finance the Company's recent acquisitions.

The Company owns a majority equity interest in M.A.C., and through contractual agreement, the Company has the right to acquire the remaining interest in M.A.C. at certain times between February 1998 and February 1999. The Company anticipates exercising this right during the third quarter of fiscal 1998.

The Company is in the process of constructing a state-of-the-art warehouse and distribution center in Lachen, Switzerland, which has been designed to accommodate the company's projected future growth. The Company to date has spent approximately $17.2 million at current exchange rates. The total cost of the new distribution center is estimated to be approximately $18.2 million at current exchange rates, and the Company anticipates operations to commence by the end of fiscal 1998.

Dividend payments were $21.7 million for the six months ended December 31, 1997 and 1996, respectively.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company uses derivative financial instruments for the purpose of managing its exposure to adverse fluctuations in foreign currency exchange rates and interest rates. The Company addresses its risks through a controlled program of risk management, the principal objective of which is to minimize the risks and/or costs associated with financial and global operating activities. The Company does not utilize derivative financial instruments for trading or other speculative purposes. The Company conducts business in many foreign currencies. As a result, it is subject to foreign currency exchange rate risk due to the effects that foreign exchange rate movements of these currencies, principally against the Belgian franc, U.K. pound, and Swiss franc, have on the Company's costs and on the cash flows which it receives from its foreign subsidiaries.

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

The Company enters into interest rate swaps to convert floating interest rate debt to fixed rate debt. These swap agreements are contracts to exchange floating rate for fixed rate interest payments periodically over the life of the agreements. Amounts currently due to or from interest rate swap counterparties are recorded in interest expense in the period in which they accrue. The related amounts payable to, or receivable from, the counterparties are included in other accrued liabilities.

As a matter of policy, the Company only enters into contracts with parties that have at least an "A" (or equivalent) credit rating. The counterparties to these contracts are major financial institutions and the Company does not have significant exposure to any one counterparty. The Company's exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss is remote and in any event would be immaterial. Costs associated with entering into such contracts have not been material to the Company's financial results. At December 31, 1997, the Company had contracts to exchange foreign currencies in the form of purchased currency options and forward exchange contracts in the amount of $44.9 million and $264.3 million, respectively. Foreign currencies exchanged under these contracts are principally the Belgian franc, U.K. pound, and Swiss franc. In addition, the Company had interest rate swap agreements outstanding in the amount of $405.0 million. There have been no significant changes in market risk since June 30, 1997 that would have a material effect on the Company's calculated value-at-risk exposure, as disclosed in its annual report on Form 10-K for the year ended June 30, 1997.

The Company believes that cash on hand, internally generated cash flow, available credit lines and access to capital markets will be adequate to support currently planned business operations, acquisitions and capital expenditures both on a near-term and long-term basis.

                         THE ESTEE LAUDER COMPANIES INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                             DECEMBER 31           JUNE 30
                                                                                                1997                1997
                                                                                                ----                ----
                                                                                              (UNAUDITED)
                                                                                                        (IN MILLIONS)
                                    ASSETS
CURRENT ASSETS
Cash and cash equivalents...............................................................       $  292.6            $  255.6
Accounts receivable, net................................................................          569.7               471.7
Inventory and promotional merchandise (Note 1)..........................................          421.9               440.6
Prepaid expenses and other current assets...............................................          164.6               143.2
                                                                                               --------            --------
     TOTAL CURRENT ASSETS...............................................................        1,448.8             1,311.1

PROPERTY, PLANT AND EQUIPMENT, NET (Note 1).............................................          298.7               265.0

OTHER ASSETS
Investments, at cost or market value....................................................           25.5                25.9
Deferred taxes..........................................................................           62.6                59.9
Goodwill, net (Note 1)..................................................................          418.9                91.7
Other intangibles, net (Note 1).........................................................           75.4                69.6
Other assets............................................................................           60.0                49.9
                                                                                               --------            --------
                                                                                                  642.4               297.0
                                                                                               --------            --------
                                                                                               $2,389.9            $1,873.1
                                                                                               ========            ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term bank borrowings..............................................................       $  300.0            $    -
Notes payable and current maturities of long-term debt..................................           10.2                31.1
Accounts payable........................................................................          160.9               165.8
Accrued income taxes....................................................................           78.3                57.4
Other accrued liabilities...............................................................          616.1               505.2
                                                                                               --------            --------
     TOTAL CURRENT LIABILITIES..........................................................        1,165.5               759.5


NONCURRENT LIABILITIES..................................................................          212.5               205.9

$6.50 CUMULATIVE REDEEMABLE PREFERRED STOCK, AT REDEMPTION VALUE........................          360.0               360.0

STOCKHOLDERS' EQUITY
Capital stock, $.01 par value; 300,000,000 shares Class A authorized, shares outstanding 61,438,082 at December 31, 1997 and 61,436,663 at June 30, 1997;
   120,000,000 shares Class B authorized, shares outstanding 56,839,667.................            1.2                 1.2
Paid-in capital.........................................................................          169.6               165.3
Retained earnings.......................................................................          501.7               386.4
Unrealized investment gains, net........................................................            2.7                 2.9
Cumulative translation adjustments......................................................          (23.3)               (8.1)
                                                                                               ---------           --------
                                                                                                  651.9               547.7
                                                                                               --------            --------
                                                                                               $2,389.9            $1,873.1
                                                                                               ========            ========

                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                        SIX MONTHS ENDED
                                                                                                           DECEMBER 31
                                                                                                           -----------
                                                                                                      1997            1996
                                                                                                      ----            ----
                                                                                                          (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings...............................................................................     $   147.1      $  122.6
   Adjustments to reconcile net earnings to net cash
     flows provided by operating activities:
       Depreciation and amortization..........................................................          34.6          27.5
       Amortization of purchased royalty rights...............................................           8.9           8.9
       Deferred income taxes..................................................................          (9.0)        (10.6)
       Minority interest......................................................................           4.0           8.5
   Changes in operating assets and liabilities:
       Increase in accounts receivable, net...................................................         (95.8)       (115.9)
       Decrease in inventory and promotional merchandise......................................          25.7          62.3
       Increase in other assets...............................................................         (52.4)        (11.3)
       Decrease in accounts payable...........................................................         (12.4)        (27.1)
       Increase in accrued income taxes.......................................................          23.0          27.3
       Increase in other accrued liabilities..................................................         104.3          51.1
       Increase in noncurrent liabilities.....................................................           3.9          11.2
                                                                                                   ---------      --------
         NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES......................................         181.9         154.5

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of businesses, net of cash acquired............................................        (350.3)          -
   Capital expenditures.......................................................................         (50.1)        (30.7)
   Purchase of long-term investments..........................................................          (1.3)         (0.3)
   Proceeds from disposition of long-term investments.........................................           1.7           0.3
                                                                                                   ---------      --------
         NET CASH FLOWS USED FOR INVESTING ACTIVITIES.........................................        (400.0)        (30.7)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from short-term bank borrowings...................................................         300.0           -
   Decrease in notes payable..................................................................          (7.2)        (49.5)
   Repayments and redemptions of long-term debt...............................................         (21.9)        (21.9)
   Proceeds from exercise of stock options....................................................           -             0.7
   Dividends paid.............................................................................         (21.7)        (21.7)
                                                                                                   ---------      --------
         NET CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES...........................         249.2         (92.4)

Effect of Exchange Rate Changes on Cash and Cash Equivalents..................................           5.9           2.3
                                                                                                   ---------      --------
NET INCREASE IN CASH AND CASH EQUIVALENTS.....................................................          37.0          33.7
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..............................................         255.6         254.8
                                                                                                   ---------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD....................................................     $   292.6      $  288.5
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

Certain amounts in the financial statements for prior years have been reclassified to conform to the current year presentations for comparative purposes.

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

NET EARNINGS PER COMMON SHARE

For the periods ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." In accordance with the requirements of SFAS No. 128, net earnings per common share amounts ("basic EPS") were computed by dividing net earnings after deducting preferred stock dividends on the Company's $6.50 Cumulative Redeemable Preferred Stock by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions) and excluded any potential dilution. Net earnings per common share amounts -- assuming dilution ("diluted EPS") were computed by reflecting potential dilution from the exercise of stock options. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the income statement. Earnings per share amounts for the same prior-year periods have been restated to conform with the provisions of SFAS No. 128.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net earnings is as follows:

                                          THREE MONTHS ENDED                            SIX MONTHS ENDED
                                           DECEMBER 31, 1997                           DECEMBER 31, 1997
                              ------------------------------------------- ---------------------------------------------
                                  INCOME          SHARES       PER SHARE      INCOME          SHARES        PER SHARE
                                (NUMERATOR)    (DENOMINATOR)    AMOUNTS     (NUMERATOR)    (DENOMINATOR)     AMOUNTS
                              -------------- ---------------- ----------- -------------- ----------------- ------------
    (IN MILLIONS, EXCEPT PER
     SHARE DATA)

    Net earnings                   $85.3                                      $147.1
    Preferred stock dividends       (5.8)                                      (11.7)
                                --------                                   ---------

    BASIC EPS
    Net earnings attributable
       to common stock              79.5            118.4        $.67          135.4             118.4           $1.14
                                                                 ====                                            =====

    EFFECT OF DILUTIVE
       SECURITIES
    Stock options                    -                1.1                        -                 1.0
                               ---------            -----                   --------            ------

    DILUTED EPS
    Net earnings attributable
       to common stock and
       assumed option exercises    $79.5            119.5        $.66         $135.4             119.4           $1.13
                                   =====            =====        ====         ======             =====           =====


                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                            THREE MONTHS ENDED                           SIX MONTHS ENDED
                                             DECEMBER 31, 1996                          DECEMBER 31, 1996
                                 ------------------------------------------  ------------------------------------------
                                     INCOME         SHARES      PER SHARE       INCOME         SHARES       PER SHARE
                                  (NUMERATOR)    (DENOMINATOR)   AMOUNTS      (NUMERATOR)   (DENOMINATOR)    AMOUNTS
                                 --------------- -------------- -----------  -------------- -------------- ------------
       (IN MILLIONS, EXCEPT PER
        SHARE DATA)

       Net earnings                   $69.9                                     $122.6
       Preferred stock dividends       (5.8)                                     (11.7)
                                    -------                                   --------

       BASIC EPS
       Net earnings attributable
          to common stock              64.1            117.4      $.54           110.9             117.4     $.94
                                                                  ====                                       ====

       EFFECT OF DILUTIVE
          SECURITIES
       Stock options                     -               .9                        -                 .8
                                     ------          ------                    ------             -----

       DILUTED EPS
       Net earnings attributable
          to common stock and
          assumed option exercises    $64.1            118.3      $.54          $110.9             118.2     $.94
                                      =====            =====      ====          ======             =====     ====


Options to purchase 1,057,500 shares of common stock were not included in the computation of diluted EPS because the exercise price of those options was greater than the average market price of the common shares. The options were still outstanding at the end of the period.

INVENTORY AND PROMOTIONAL MERCHANDISE

Inventory and promotional merchandise include only items saleable or usable in future periods and are stated at the lower of first-in, first-out cost or market. Promotional merchandise is charged to expense at the time the merchandise is shipped to the Company's customers.

Inventory and promotional merchandise consists of the following:

                                                                 DECEMBER 31         JUNE 30
                                                                    1997               1997
                                                                    ----               ----
                                                                         (IN MILLIONS)
              Raw materials.............................            $112.6            $119.3
              Work in process...........................              24.7              23.5
              Finished goods............................             181.0             193.8
              Promotional merchandise...................             103.6             104.0
                                                                   -------           -------
                                                                    $421.9            $440.6
                                                                    ======            ======

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

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Property, plant and equipment consists of the following:

                                                                 DECEMBER 31         JUNE 30
                                                                    1997               1997
                                                                    ----               ----
                                                                         (IN MILLIONS)
         Land...............................................        $ 11.8            $ 11.8
         Buildings and improvements.........................          95.9              91.9
         Machinery and equipment............................         400.0             355.8
         Furniture and fixtures.............................          67.7              56.9
         Leasehold improvements.............................          99.7              86.6
                                                                  --------          --------
                                                                     675.1             603.0
         Less accumulated depreciation and amortization.....         376.4             338.0
                                                                   -------           -------
                                                                    $298.7            $265.0
                                                                    ======            ======

INTANGIBLE ASSETS

Intangible assets consist of goodwill, purchased royalty rights, patents and trademarks. Goodwill represents the excess of the cost of purchased businesses over the value of their underlying net assets and is amortized on a straight-line basis over 40 years. The cost of all other intangibles is amortized on a straight-line basis over their estimated useful lives. The carrying amounts of intangible assets are assessed for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. Actual results could differ from those based upon such estimates and assumptions.

NOTE 2 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND
            NON-CASH INVESTING AND FINANCING ACTIVITIES

                                                                            SIX MONTHS ENDED DECEMBER 31
                                                                            ----------------------------
                                                                              1997                1996
                                                                              ----                ----
                                                                                    (IN MILLIONS)
           Cash paid during the period for:
             Interest.............................................          $    2.0             $   4.2
             Income taxes.........................................          $   72.0             $  69.6
           Non-Cash items:
             Exchange of stock options in conjunction
             with acquisition.....................................          $    4.3             $   -


NOTE 3 - ACQUISITION OF BUSINESSES

In October 1997, the Company acquired Sassaby, Inc. ("Sassaby"), a marketer and distributor of youthful cosmetics, for cash and the exchange of employee stock options. The stock options were valued as of the date of acquisition and accounted for as part of the consideration given.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In December 1997, the Company acquired the business of Aveda Corporation and certain of its affiliates ("Aveda"), a premium manufacturer and marketer of plant-based hair, skin, makeup and body care products for cash. The purchase of Aveda was financed with proceeds received from borrowings under the Company's revolving credit facility, bearing interest at 5.92% as of December 31, 1997. The Company anticipates refinancing the borrowings under the revolving credit-facility to long-term debt during the third quarter of fiscal 1998.

The aggregate purchase price for these transactions, which includes acquisition costs, was approximately $356.7 million and both transactions have been accounted for using the purchase method of accounting. Accordingly, the results of operations of Sassaby and Aveda are included in the accompanying consolidated financial statements since the dates of acquisition. Pro-forma results of operations as if these acquisitions had been completed as of July 1, 1997 have not been presented, as the impact on the Company's results of operations would not have been material.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Annual Meeting of the Stockholders of the Company was held on November 12, 1997.

(b)  The following directors were elected at the Annual Meeting of Stockholders:
     Fred H. Langhammer and Faye Wattleton, as Class I Directors for a term expiring at the 2000 Annual Meeting.

(c) (i) Each person elected as a director received the number of votes (shares of Class B Common Stock are entitled to ten votes per share) indicated beside his or her name:

          Name                                  Votes For     Votes Withheld
          ----                                  ---------     --------------
          Fred H. Langhammer                   626,254,049        88,763
          Faye Wattleton                       626,255,652        87,160

     (ii) 626,286,218 votes were cast for and 14,965 votes were cast against the ratification of the selection of Arthur Andersen LLP as auditors for the Company. Abstentions totaled 41,629; there were no broker nonvotes.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits--

           27.1  Financial Data Schedule.

(b)      Reports on Form 8-K --

         On November 19, 1997, the Company filed a current Report on Form 8-K pursuant to Item 5 thereof, reporting that the Company had entered into an agreement to purchase Aveda.

         On December 1, 1997, the Company filed a current Report on Form 8-K pursuant to Item 2 thereof, reporting that the Company had completed its acquisition of Aveda.

                         THE ESTEE LAUDER COMPANIES INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             THE ESTEE LAUDER COMPANIES INC.



Date:  January 27, 1998                      By: /s/ Robert J. Bigler
                                                 -----------------------------
                                                 Robert J. Bigler
                                                 Senior Vice President
                                                 and Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

                         THE ESTEE LAUDER COMPANIES INC.

                                  EXHIBIT INDEX


Exhibit No.                               Description
-----------                               -----------

   27.1                              Financial Data Schedule.