Form 10-Q
period 1998-03-31
ESTEE LAUDER COMPANIES INC
filed 1998-04-28
CIK 1001250

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

                  For the quarterly period ended March 31, 1998

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


At April 24, 1998, 61,466,446 shares of the registrant's Class A Common Stock, $.01 par value, and 56,839,667 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding.

================================================================================

                         THE ESTEE LAUDER COMPANIES INC.


                                      INDEX

                                                                                                          Page
Part I. Financial Information

         Consolidated Statements of Earnings --
              Three Months and Nine Months Ended March 31, 1998 and 1997...............................      2

         Management's Discussion and Analysis of
              Financial Condition and Results of Operations............................................      3

         Consolidated Balance Sheets --
              March 31, 1998 and June 30, 1997.........................................................      9

         Consolidated Statements of Cash Flows --
              Nine Months Ended March 31, 1998 and 1997................................................     10

         Notes to Consolidated Financial Statements....................................................     11

Part II. Other Information.............................................................................     15

                         THE ESTEE LAUDER COMPANIES INC.

                          PART I. FINANCIAL INFORMATION

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                                           Three Months Ended            Nine Months Ended
                                                                                 March 31                    March 31
                                                                           --------------------         ------------------
                                                                             1998      1997              1998        1997
                                                                             ----      ----              ----        ----

                                                                                   (In millions, except per share data)
Net Sales........................................................           $ 871.5     $791.4        $2,773.0     $2,605.7

Cost of sales....................................................             195.1      167.3           628.8        584.7
                                                                            -------     ------        --------     --------
Gross Profit.....................................................             676.4      624.1         2,144.2      2,021.0

Selling, general and administrative expenses:
   Selling, general and administrative...........................             588.1      547.5         1,788.4      1,700.2
   Related party royalties.......................................               7.5        7.7            24.1         24.7
                                                                            -------     ------        --------     --------
                                                                              595.6      555.2         1,812.5      1,724.9
                                                                            -------     ------        --------     --------
Operating Income.................................................              80.8       68.9           331.7        296.1

Interest (expense) income, net...................................              (3.1)       2.3            (2.2)         1.2
                                                                            -------     ------        --------     --------
Earnings before Income Taxes and Minority Interest...............              77.7       71.2           329.5        297.3

Provision for income taxes.......................................              31.1       29.9           131.8        124.9
Minority interest................................................              (0.9)      (3.0)           (4.9)       (11.5)
                                                                            -------     ------        --------     --------
Net Earnings.....................................................              45.7       38.3           192.8        160.9

Preferred stock dividends........................................               5.9        5.9            17.6         17.6
                                                                            -------     ------       ---------     --------
Net Earnings Attributable to Common Stock (Note 1)...............           $  39.8     $ 32.4        $  175.2     $  143.3
                                                                            =======     ======        ========     ========


Net earnings per common share (Note 1):
    Basic........................................................           $   .34     $  .28        $   1.48     $   1.22
    Diluted......................................................           $   .33     $  .27        $   1.46     $   1.21

Weighted average common shares outstanding (Note 1):
    Basic........................................................             118.4      117.8           118.4        117.5
    Diluted......................................................             119.9      118.7           119.6        118.4

Cash dividends declared per common share.........................           $  .085     $ .085        $   .255     $   .255

                       See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Estee Lauder Companies Inc. and its subsidiaries (collectively, the "Company") manufacture skin care, makeup, fragrance and hair care products which are distributed in over 100 countries and territories. The following is a comparative summary of operating results for the three and nine months ended March 31, 1998 and 1997:

                                                                          Three Months Ended           Nine Months Ended
                                                                                March 31                    March 31
                                                                         ----------------------      ---------------------
                                                                             1998       1997            1998         1997
                                                                             ----       ----            ----         ----
                                                                                             (In millions)
NET SALES
   By Region:
      The Americas:
         United States...........................................         $   539.8     $439.6       $1,614.0     $1,433.4
         Other Americas..........................................              28.4       25.4          101.2         96.2
                                                                          ---------     ------       --------     --------
           Total Americas........................................             568.2      465.0        1,715.2      1,529.6
      Europe, the Middle East & Africa...........................             209.7      207.6          716.8        680.3
      Asia/Pacific...............................................              93.6      118.8          341.0        395.8
                                                                          ---------    -------       --------     --------
                                                                          $   871.5     $791.4       $2,773.0     $2,605.7
                                                                          =========     ======       ========     ========

   By Product Category:
      Skin Care..................................................         $   324.5     $325.4       $  931.9     $  969.8
      Makeup.....................................................             352.7      324.9        1,009.8        961.9
      Fragrance..................................................             174.1      137.0          796.4        661.7
      Hair Care..................................................              20.2        4.1           34.9         12.3
                                                                          ---------    -------       --------     --------
                                                                          $   871.5     $791.4       $2,773.0     $2,605.7
                                                                          =========     ======       ========     ========

OPERATING INCOME
   The Americas:
      United States..............................................         $    45.9    $  24.8       $  188.3     $  145.3
      Other Americas.............................................               5.8        5.9           28.4         28.4
                                                                          ---------    -------       --------     --------
         Total Americas..........................................              51.7       30.7          216.7        173.7
   Europe, the Middle East & Africa..............................              31.1       29.6           98.7         88.9
   Asia/Pacific..................................................              (2.0)       8.6           16.3         33.5
                                                                          ---------    -------       --------     --------
                                                                          $    80.8    $  68.9       $  331.7     $  296.1
                                                                          =========    =======       ========     ========

The following table sets forth certain consolidated statement of earnings data as a percentage of net sales:

                                                                          Three Months Ended            Nine Months Ended
                                                                                March 31                    March 31
                                                                         ----------------------      ----------------------
                                                                             1998       1997             1998         1997
                                                                             ----       ----             ----         ----
Net sales........................................................             100.0%     100.0%          100.0%       100.0%
Cost of sales....................................................              22.4       21.1            22.7         22.4
                                                                              -----      -----           -----        -----
Gross profit.....................................................              77.6       78.9            77.3         77.6
Selling, general and administrative expenses:
   Selling, general and administrative...........................              67.4       69.2            64.5         65.2
   Related party royalties.......................................               0.9        1.0             0.9          1.0
                                                                              -----      -----           -----        -----
                                                                               68.3       70.2            65.4         66.2
                                                                              -----      -----           -----        -----
Operating income.................................................               9.3        8.7            11.9         11.4
Interest (expense) income, net...................................              (0.4)       0.3               -            -
                                                                              -----      -----           -----        -----

Earnings before income taxes and minority interest...............               8.9        9.0            11.9         11.4
Provision for income taxes.......................................               3.6        3.8             4.8          4.8
Minority interest................................................              (0.1)      (0.4)           (0.1)        (0.4)
                                                                              -----      -----           -----        -----
Net earnings  ...................................................               5.2%       4.8%            7.0%         6.2%
                                                                              =====      =====           =====        =====

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NET SALES

Net sales increased 10% or $80.1 million to $871.5 million, and 6% or $167.3 million to $2,773.0 million for the three and nine months ended March 31, 1998, respectively, as compared with the same prior-year periods, on the strength of new product launches, the global rollout of recent fragrance introductions and the continued solid performance of existing key products. The continuing strength of the U.S. dollar negatively impacted net sales for the current three and nine month periods by approximately $27.6 million and $102.4 million, respectively. Excluding the impact of foreign currency translation, net sales increased 14% and 10% for the three and nine months ended March 31, 1998, respectively. Net sales for the for the three and nine months ended March 31, 1998 include the sales of Sassaby, Inc. ("Sassaby") and Aveda Corporation ("Aveda") from the dates of their acquisitions, which were October 1997 and December 1997, respectively. The introduction of new products may have some cannibalization effect on sales of existing products, which is taken into account by the Company in its business planning. The Company's quarterly net sales are subject to seasonal fluctuations, particularly in the fragrance category.

PRODUCT CATEGORIES

Skin Care

Net sales of skin care products for the three months ended March 31, 1998 were comparable to the prior year, and decreased 4% or $37.9 million to $931.9 million, for the nine months ended March 31, 1998 as compared with the prior-year. The continued strengthening of the U.S. dollar versus the Asian and European currencies affects skin care sales to a greater extent than makeup or fragrance sales since skin care sales in the Asian and European markets represent a larger portion of total sales than in the other markets. Excluding the impact of foreign currency translation, skin care sales for the three and nine months ended March 31, 1998 increased 4% and 1%, respectively, as compared to the same prior-year periods. Skin care sales were positively impacted by the recent launch of Diminish, Uncircle, Weather Everything, All About Eyes and Moisture In-Control, as well as the continued growth of existing products such as Salt Rub, Moisture On-Line and Verite. The comparison of the current year with the same prior-year periods was impacted by the successful introductions of Fruition Extra and Lip Zone in the prior year and lower sales of Advanced Night Repair Recovery.

Makeup

Net sales of makeup products rose 9% or $27.8 million to $352.7 million and 5% or $47.9 million to $1,009.8 million for the current three and nine month periods, respectively, compared with the same prior-year periods. Higher makeup product sales were due to the successful introduction of Two-In-One Eyeshadow, Superlast Creme Lisptick and Minute Makeup, as well as from recent launches of Blush All Day, Superbalanced Makeup, Quickliner For Lips and Double Wear Foundation. These increases were partially offset by lower sales of Long Last Lipstick and Lip Shaper. In addition, the current period comparisons were impacted by the launches of City Base Compact Foundation, Long Last Soft Shine Lipstick and Natural Finish Powder Makeup in the same prior-year periods. Excluding the impact of foreign currency translation, makeup sales for the three and nine months ended March 31, 1998 increased 11% and 8%, respectively, as compared with the same prior-year periods.

Fragrance

Net sales of fragrance products increased 27% or $37.1 million to $174.1 million, and 20% or $134.7 million to $796.4 million for the three and nine months ended March 31, 1998, respectively, as compared with the same prior-year periods. The increase is primarily attributable to the continued success of Lauder Pleasures For Men in the Americas, the domestic success and international launch of Clinique Happy, the introduction of Hilfiger Athletics and the ongoing worldwide success of "tommy" and "tommy girl". These increases were partially offset by the impact of the successful European launch of Kiton in the same prior-year period, along with lower sales of White Linen Breeze, Havana Pour Elle and Knowing. Excluding the impact of foreign currency translation, fragrance sales for the three and nine months ended March 31, 1998 increased 31% and 25%, respectively, as compared with the same prior-year periods.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Hair Care

Net sales of hair care products increased significantly as compared with the same prior-year periods due to the inclusion of Aveda hair care product lines beginning December 1997.

GEOGRAPHIC

Sales in the Americas increased 22% or $103.2 million to $568.2 million, and 12% or $185.6 million to $1,715.2 million for the three and nine months ended March 31, 1998, respectively, as compared with the same prior-year periods. This increase is driven by sales of new products across all categories, sales related to new acquisitions and sales growth of existing fragrance and makeup products particularly in the United States. In Europe, the Middle East & Africa, net sales increased 1% or $2.1 million to $209.7 million, and 5% or $36.5 million to $716.8 million for the current three and nine month periods ended March 31, 1998, respectively, compared with the same prior-year periods. For the nine months ended March 31, 1998, the increase was primarily the result of higher net sales in the United Kingdom, the distributor and travel retail businesses, South Africa, Belgium, and the inclusion of sales from the Company's European fragrance venture. These increases were partially offset by lower sales in Germany and France for the three and nine months ended March 31, 1998, as a result of the continued unfavorable impact of foreign currency translation. Excluding the impact of foreign currency translation, Europe, the Middle East and Africa sales would have increased 7% and 13% over the prior-year three and nine month periods, respectively. Net sales in Asia/Pacific decreased 21% or $25.2 million to $93.6 million, and 14% or $54.8 million to $341.0 million for the three and nine months ended March 31, 1998, respectively, compared with the same prior-year periods. Lower sales in the region due to difficult retail environments combined with the continued decline in the Asian currencies against the U.S. dollar, particularly the Japanese yen, Thailand baht and Korean won resulted in the unfavorable comparisons with the prior-year periods. The Company anticipates that Asia/Pacific will continue to be a difficult market for the forseeable future. The Company is confronting this challenge by aggressively introducing new skin care products as well as by launching its newer brands, M.A.C. and Bobbi Brown, and by expanding Origins. Excluding the impact of foreign currency translation, Asia/Pacific sales would have decreased 9% and 3% for the three and nine months ended March 31, 1998, respectively, as compared with the same prior-year periods. The Company strategically staggers its new product launches by geographic markets, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales for the three and nine months ended March 31, 1998 were 22.4% and 22.7%, respectively, of net sales as compared with 21.1% and 22.4% of net sales in the prior-year periods. The increases reflect the Company's recent acquisitions of Sassaby and Aveda, both of which have product cost structures higher than the Company's existing brands, as well as shifts in product mix. On an ongoing basis, as the Company fully integrates these recent acquisitions, cost of sales as a percent of net sales may differ from historical results.

SELLING, GENERAL AND ADMINISTRATIVE

Total selling, general and administrative expenses decreased to 68.3% and 65.4% of net sales for the three and nine months ended March 31, 1998, respectively, as compared with 70.2% and 66.2% of net sales in the same prior-year periods. The Company's quarterly operating expenses are subject to the timing of advertising and promotional spending due to product launches, rollouts and incremental advertising in selective markets. In addition, the Company's recent acquisitions' operating expenses as a percent of net sales are lower as compared to the Company's corporate average.

OPERATING INCOME

Operating income increased 17% or $11.9 million to $80.8 million, and 12% or $35.6 million to $331.7 million for the three and nine months ended March 31, 1998, respectively, as compared with the same prior-year periods. Operating margins were 9.3% and 11.9% in the current periods as compared to 8.7% and 11.4% in the corresponding prior-year periods.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The increase in operating income and margins was due to higher net sales coupled with operational efficiencies and the timing of advertising and promotional spending. Operating income in the Americas increased 68% or $21.0 million to $51.7 million, and 25% or $43.0 million to $216.7 million for the three and nine months ended March 31, 1998, respectively, compared with the same prior-year periods, primarily due to the net sales increases in the United States and the inclusion of operating results from recent acquisitions. In Europe, the Middle East & Africa, operating income increased 5% or $1.5 million to $31.1 million and 11% or $9.8 million to $98.7 million for the three and nine months ended March 31, 1998, respectively. These increases were primarily due to improved operating results in the United Kingdom, France, Italy, South Africa and Belgium. Operating income in Asia/Pacific declined $10.6 million to a loss of $2.0 million for the current quarter while operating income decreased 51% or $17.2 million to $16.3 million for the nine months ended March 31, 1998, compared with the same prior-year periods. This was due to lower sales in Japan, Hong Kong and Taiwan, increased spending associated with the launches of Bobbi Brown essentials and M.A.C. in Japan, and the continued expansion of Origins. These results were partially offset by higher operating income in Korea. The Company's quarterly operating results are subject to seasonal net sales fluctuations in addition to the level, scope and timing of expenditures related to product promotions or introductions.

INTEREST (EXPENSE) INCOME, NET

Net interest expense was $3.1 million and $2.2 million for the three and nine months ended March 31, 1998, respectively, as compared with net interest income of $2.3 million and $1.2 million, respectively, for the same prior-year periods. The increase in net interest expense for the three and nine months ended March 31, 1998 is primarily due to higher borrowings associated with the Company's recent acquisitions.

PROVISION FOR INCOME TAXES

The provision for income taxes represents federal, foreign, state and local income taxes. The effective income tax rates for the three and nine months ended March 31, 1998 was 40.0% compared with 42.0% for the three and nine months ended March 31, 1997. These rates reflect the effect of state and local taxes, higher tax rates in certain foreign jurisdictions and certain nondeductible expenses. The decrease in the effective income tax rate was principally attributable to a relative change in the mix of earnings from higher tax countries such as Japan to lower tax countries, the effect of a lower statutory tax rate in the United Kingdom and the effect of recent United States federal tax regulations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds have historically been, and are expected to continue to be, cash flow from operations and borrowings under uncommitted and committed credit lines provided by banks in the United States and abroad. At March 31, 1998, the Company had cash and cash equivalents of $283.4 million compared with $255.6 million at June 30, 1997.

Uncommitted lines of credit amounted to $293.3 million at March 31, 1998, of which $7.2 million were used. Unused committed lines of credit available to the Company at March 31, 1998 amounted to $401.2 million. Total debt as a percentage of total capitalization (including short-term debt) was 29% at March 31, 1998 and 3% at June 30, 1997. This increase is due to an increased level of borrowings as a result of the Company's recent acquisitions. In February 1998, the Company refinanced $300.0 million outstanding under its revolving credit facility with a $405.0 million long-term note. See Note 2 "Long-Term Debt" of the consolidated financial statements.

Net cash provided by operating activities increased to $239.8 million in the nine months ended March 31, 1998 from $199.4 million in the prior year nine-month period. This increase primarily reflects the Company's increased profitability, lesser increases in accounts receivable and increases in accrued liabilities, partially offset by an increase in other assets. Net cash used for investing activities increased to $546.8 million in the nine months ended March 31, 1998 from $106.1 million in the prior year nine-month period due to the Company's recent acquisitions and higher capital expenditures. Financing activities reflect dividends paid, long-term borrowings and repayment of long-term debt. Net cash provided by financing activities increased for the nine months ended March 31, 1998, as compared to the same prior-year period, primarily due to an increase in long-term debt as a result of the Company's recent acquisitions.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


In February 1998, the Company acquired the remaining interest in M.A.C. for cash.

The Company is constructing a state-of-the-art warehouse and distribution center in Lachen, Switzerland, which has been designed to accommodate the Company's projected future growth. The Company to date has spent approximately $16.9 million at current exchange rates. The total cost of the new distribution center is estimated to be approximately $17.6 million at current exchange rates, and the Company anticipates that this facility will be fully operational by the end of fiscal 1998.

Dividend payments were $37.7 million and $47.5 million for the nine months ended March 31, 1998 and 1997, respectively.

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

As a matter of policy, the Company only enters into contracts with parties that have at least an "A" (or equivalent) credit rating. The counterparties to these contracts are major financial institutions and the Company does not have significant exposure to any one counterparty. The Company's exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss is remote and in any event would be immaterial. Costs associated with entering into such contracts have not been material to the Company's financial results. At March 31, 1998, the Company had contracts to exchange foreign currencies in the form of purchased currency options and forward exchange contracts in the amount of $93.1 million and $307.5 million, respectively. Foreign currencies exchanged under these contracts are principally the Belgian franc, U.K. pound, and Swiss franc. In addition, the Company had interest rate swap agreements outstanding in the amount of $405.0 million. There have been no significant changes in market risk since June 30, 1997 that would have a material effect on the Company's calculated value-at-risk exposure, as disclosed in its annual report on Form 10-K for the year ended June 30, 1997.

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

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which will be effective for the Company beginning July 1, 1998. SFAS No. 132 requires additional information about the changes in the benefit obligation and fair value of plan assets during the period, while standardizing the disclosure requirements for pensions and other postretirement benefits. When adopted, the Company will be required to restate disclosures for all prior periods presented.

FORWARD-LOOKING STATEMENTS

When  used in this  Form  10Q and in  future  filings  by the  Company  with the
Securities and Exchange Commission, in the Company's press releases, annual reports to stockholders and in other written or oral statements made by the
Company's   representatives,   the  words  and  phrases  "will  likely  result",
"expects", "will continue", "is anticipated", "estimates", "projects", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such
statements include, without limitation, the Company's expectations regarding sales, earnings or other future financial performance and liquidity, product introductions, entry into new geographic regions and general optimism about future operating results. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include, without limitation: (i) increased competitive activity from companies in the skin care, makeup, hair care and fragrance businesses, some of which have greater resources and broader distribution channels than the Company; (ii) consolidations and restructurings in the retail industry causing a decrease in the number of stores that sell the Company's products, an increase in the ownership concentration within the retail industry or ownership of retailers by the Company's competitors; (iii) social, political and economic risks to the Company's foreign manufacturing and retail operations, including changes in foreign investment and trade policies and regulations of the host countries and of the United States; (iv) changes in the laws, regulations and policies, including changes in accounting standards, that affect, or will affect, the Company in the United States and abroad; (v) foreign currency fluctuations affecting the Company's results of operations and value of its foreign assets, the relative prices at which the Company and foreign competitors sell their products in the same market and the Company's operating and manufacturing costs outside of the United States; (vi) shipment delays, depletion of inventory and increased production costs resulting from disruptions of operations at any of the facilities which, due to consolidations in the Company's manufacturing operations, now manufacture nearly all of the Company's supply of a particular type of product (i.e., focus factories); (vii) changes in product mix to ones which are less profitable; and (viii) the ability of the Company and third parties, including customers or suppliers, to adequately address Year 2000 issues. The Company assumes no responsibility to update forward looking statements made herein or otherwise.

                         THE ESTEE LAUDER COMPANIES INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                              March 31              June 30
                                                                                                1998                 1997
                                                                                                ----                 ----
                                                                                              (Unaudited)
                                                                                                        (In millions)
                                    ASSETS

Current Assets
Cash and cash equivalents...............................................................       $  283.4            $  255.6
Accounts receivable, net of allowance for doubtful accounts of
   $38.5 and $36.4 at March 31, 1998 and June 30, 1997, respectively....................          557.0               471.7
Inventory and promotional merchandise (Note 1)..........................................          423.7               440.6
Prepaid expenses and other current assets...............................................          172.7               143.2
                                                                                               --------            --------
     Total current assets...............................................................        1,436.8             1,311.1

Property, Plant and Equipment, net (Note 1).............................................          322.2               265.0

Other Assets
Investments, at cost or market value....................................................           27.4                25.9
Deferred taxes..........................................................................           61.0                59.9
Goodwill, net (Note 1)..................................................................          499.0                91.7
Other intangibles, net (Note 1).........................................................           72.0                69.6
Other assets............................................................................           65.5                49.9
                                                                                               --------            --------
                                                                                                  724.9               297.0
                                                                                               --------            --------
                                                                                               $2,483.9            $1,873.1
                                                                                               ========            ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Notes payable and current maturities of long-term debt..................................       $    7.3            $   31.1
Accounts payable........................................................................          151.8               165.8
Accrued income taxes....................................................................           72.1                57.4
Other accrued liabilities...............................................................          627.7               505.2
                                                                                               --------            --------
     Total current liabilities..........................................................          858.9               759.5

Noncurrent Liabilities
Long-term debt (Note 2).................................................................          405.0                 -
Other noncurrent liabilities............................................................          186.2               205.9
                                                                                               --------            --------
                                                                                                  591.2               205.9

$6.50 Cumulative Redeemable Preferred Stock, at redemption value........................          360.0               360.0

Stockholders' Equity
Capital stock,  $.01 par value;  300,000,000  shares Class A authorized,  shares outstanding 61,464,714 at March 31, 1998 and 61,436,663 at June 30, 1997;
   120,000,000 shares Class B authorized, shares outstanding 56,839,667.................            1.2                 1.2
Paid-in capital.........................................................................          169.7               165.3
Retained earnings.......................................................................          531.4               386.4
Unrealized investment gains, net........................................................            5.3                 2.9
Cumulative translation adjustments......................................................          (33.8)               (8.1)
                                                                                               --------            --------
                                                                                                  673.8               547.7
                                                                                               --------            --------
                                                                                               $2,483.9            $1,873.1
                                                                                               ========            ========

                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Nine Months Ended
                                                                                                           March 31
                                                                                                    --------------------
                                                                                                    1998            1997
                                                                                                    ----            ----
                                                                                                          (In millions)
Cash Flows from Operating Activities
   Net earnings...............................................................................     $   192.8      $  160.9
   Adjustments to reconcile net earnings to net cash
     flows provided by operating activities:
       Depreciation and amortization..........................................................          57.3          42.3
       Amortization of purchased royalty rights...............................................          13.3          13.3
       Deferred income taxes..................................................................         (10.7)        (14.3)
       Minority interest......................................................................           4.9          11.5
   Changes in operating assets and liabilities:
       Increase in accounts receivable, net...................................................         (87.2)        (97.4)
       Decrease in inventory and promotional merchandise......................................          22.5          84.9
       Increase in other assets...............................................................         (70.1)        (23.0)
       Decrease in accounts payable...........................................................         (18.4)        (37.2)
       Increase in accrued income taxes.......................................................          16.9          15.1
       Increase in other accrued liabilities..................................................         115.6          26.7
       Increase in noncurrent liabilities.....................................................           2.9          16.6
                                                                                                   ---------      --------
         Net cash flows provided by operating activities......................................         239.8         199.4

Cash Flows from Investing Activities
   Acquisition of businesses, net of cash acquired............................................        (459.9)        (46.5)
   Capital expenditures.......................................................................         (89.7)        (58.8)
   Purchase of long-term investments..........................................................          (0.7)         (1.0)
   Proceeds from disposition of long-term investments.........................................           3.5           0.2
                                                                                                   ---------      --------
         Net cash flows used for investing activities.........................................        (546.8)       (106.1)

Cash Flows from Financing Activities
   Proceeds from long-term debt...............................................................         405.0           -
   Decrease in notes payable..................................................................         (10.0)        (50.4)
   Repayments and redemptions of long-term debt...............................................         (21.9)        (23.4)
   Proceeds from issuance of common stock, net of issuance costs..............................           -            38.1
   Proceeds from exercise of stock options....................................................           0.2           0.7
   Dividends paid.............................................................................         (37.7)        (47.5)
                                                                                                   ---------      --------
         Net cash flows provided by (used for) financing activities...........................         335.6         (82.5)

Effect of Exchange Rate Changes on Cash and Cash Equivalents..................................          (0.8)         (0.4)
                                                                                                   ---------      --------
Net Increase in Cash and Cash Equivalents.....................................................          27.8          10.4
Cash and Cash Equivalents at Beginning of Period..............................................         255.6         254.8
                                                                                                   ---------      --------
Cash and Cash Equivalents at End of Period....................................................     $   283.4      $  265.2
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

Net Earnings Per Common Share

For the periods ended March 31, 1998, in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", net earnings per common share amounts ("basic EPS") were computed by dividing net earnings after deducting preferred stock dividends on the Company's $6.50 Cumulative Redeemable Preferred Stock by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions) and excluded any potential dilution. Net earnings per common share amounts -- assuming dilution ("diluted EPS") were computed by reflecting potential dilution from the exercise of stock options. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the income statement. Earnings per share amounts for the same prior-year periods have been restated to conform with the provisions of SFAS No. 128.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net earnings is as follows:

                                          Three Months Ended                           Nine Months Ended
                                            March 31, 1998                               March 31, 1998
                              -----------------------------------------------------------------------------------------
                                  Income          Shares       Per Share      Income          Shares        Per Share
                                (Numerator)    (Denominator)    Amounts     (Numerator)    (Denominator)     Amounts
                              -----------------------------------------------------------------------------------------
    (In millions, except per share data)


    Net earnings                   $45.7                                      $192.8
    Preferred stock dividends       (5.9)                                      (17.6)
                                   -----                                      ------

    Basic EPS
    Net earnings attributable
       to common stock              39.8            118.4        $.34          175.2             118.4           $1.48
                                                                 ====                                            =====

    Effect of Dilutive
       Securities
    Stock options                    -                1.5                        -                 1.2
                                   -----            -----                     ------             -----

    Diluted EPS
    Net earnings attributable
       to common stock and
       assumed option exercises    $39.8            119.9        $.33         $175.2             119.6           $1.46
                                   =====            =====        ====         ======             =====           =====

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                            Three Months Ended                          Nine Months Ended
                                              March 31, 1997                              March 31, 1997
                                 --------------------------------------------------------------------------------------
                                     Income         Shares      Per Share       Income         Shares       Per Share
                                  (Numerator)    (Denominator)   Amounts      (Numerator)   (Denominator)    Amounts
                                 --------------------------------------------------------------------------------------
       (In millions, except per share data)
       Net earnings                   $38.3                                     $160.9
       Preferred stock dividends       (5.9)                                     (17.6)
                                      -----                                     --------

       Basic EPS
       Net earnings attributable
          to common stock              32.4            117.8      $.28           143.3             117.5       $1.22
                                                                  ====                                         =====

       Effect of Dilutive
          Securities
       Stock options                     -                .9                       -                  .9
                                      -----            -----                    ------             -----

       Diluted EPS
       Net earnings attributable
          to common stock and
          assumed option exercises    $32.4            118.7      $.27          $143.3             118.4       $1.21
                                      =====            =====      ====          ======             =====       =====

Inventory and Promotional Merchandise

Inventory and promotional merchandise include only items saleable or usable in future periods and are stated at the lower of first-in, first-out cost or market. Promotional merchandise is charged to expense at the time the merchandise is shipped to the Company's customers.

Inventory and promotional merchandise consists of the following:

                                                                  March 31           June 30
                                                                    1998               1997
                                                                    ----               ----
                                                                         (In millions)
              Raw materials.............................            $110.3            $119.3
              Work in process...........................              16.9              23.5
              Finished goods............................             216.6             193.8
              Promotional merchandise...................              79.9             104.0
                                                                    ------            ------
                                                                    $423.7            $440.6
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

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Property, plant and equipment consists of the following:

                                                                  March 31           June 30
                                                                    1998               1997
                                                                    ----               ----
                                                                         (In millions)
         Land...............................................       $  13.2            $ 11.8
         Buildings and improvements.........................         125.1              91.9
         Machinery and equipment............................         390.3             355.8
         Furniture and fixtures.............................          72.0              56.9
         Leasehold improvements.............................         111.7              86.6
                                                                   -------            ------
                                                                     712.3             603.0
         Less accumulated depreciation and amortization.....         390.1             338.0
                                                                   -------            ------
                                                                    $322.2            $265.0
                                                                   =======            ======

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

NOTE 2 - LONG - TERM DEBT

In February 1998, the Company refinanced $300.0 million of amounts outstanding under it's revolving credit facility with a $405.0 million unsecured long-term note which matures February 1, 2005 and bears interest at a floating rate based on LIBOR. The note is payable at maturity, with interest paid quarterly. The Company may, at its option, prepay the note in whole, or in part, at any time upon three days notice. The Company's interest rate swap agreement effectively converts the floating interest rate debt to a 6.69% fixed rate obligation. The agreement contains financial and other restrictive covenants, and at March 31, 1998 the Company was in compliance with all such covenants.

NOTE 3 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND
            NON-CASH INVESTING AND FINANCING ACTIVITIES

                                                                             Nine Months Ended March 31
                                                                              1998                1997
                                                                              ----                ----
                                                                                    (In millions)
           Cash paid during the period for:
             Interest.............................................          $  5.7              $  5.8
             Income taxes.........................................           111.6              $111.3
           Non-Cash items:
             Exchange of stock options in conjunction
             with acquisition.....................................          $  4.3              $  -

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - ACQUISITION OF BUSINESSES

In February 1998, the Company acquired the remaining equity interest in its majority-owned subsidiary, M.A.C., for cash. The acquisition was accounted for using the purchase method of accounting and the results of operations are included in the accompanying consolidated financial statements since the date of acquisition. Pro-forma results of operations as if the acquisition had been completed as of July 1, 1997 has not been presented as the impact on the Company's result of operations would not have been material.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits--

           10.16 Term Loan Agreement, dated as of January 28, 1998, among The Estee Lauder Companies Inc., as borrower, Estee Lauder Inc., as guarantor, and Morgan Guaranty Trust Company of New York, The Chase Manhattan Bank and Citibank, N.A.

           27.1    Financial Data Schedule.

(b) Reports on Form 8-K - There were no reports on Form 8-K for the three months ended March 31, 1998.




                                                        SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 THE ESTEE LAUDER COMPANIES INC.



Date:  April 28, 1998                            By:/s/ Robert J. Bigler
                                                 -----------------------
                                                 Robert J. Bigler
                                                 Senior Vice President
                                                 and Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

                         THE ESTEE LAUDER COMPANIES INC.

                                  EXHIBIT INDEX


Exhibit No.                               Description
-----------                          ----------------------

10.16 Term Loan Agreement, dated as of January 28, 1998, among The Estee Lauder Companies Inc., as borrower, Estee Lauder Inc., as guarantor, and Morgan Guaranty Trust Company of New York, The Chase Manhattan Bank and Citibank, N.A.

27.1               Financial Data Schedule.