Form 10-K
period 1998-06-30
ESTEE LAUDER COMPANIES INC
filed 1998-09-11
CIK 1001250

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

 FOR THE FISCAL YEAR ENDED JUNE 30, 1998                 COMMISSION FILE NUMBER
                                                                  1-14064

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

                                                 NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                     ON WHICH REGISTERED
--------------------------------------------------------------------------------
     Class A Common Stock, $.01 par             New York Stock Exchange
                 value

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the registrant's voting common equity held by nonaffiliates of the registrant was approximately $1.77 billion at September 4, 1998.*

At September 4, 1998, 61,482,177 shares of the registrant's Class A Common Stock, $.01 par value, and 56,839,667 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE


                DOCUMENT                           WHERE INCORPORATED
--------------------------------------------------------------------------------
 Proxy Statement for Annual Meeting of                  Part III
Stockholders to be held November 5, 1998

* Calculated by excluding all shares held by executive officers and directors of registrant and certain trusts without conceding that all such persons are "affiliates" of registrant for purposes of the Federal securities laws.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

     THIS ANNUAL REPORT ON FORM 10-K INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS INCLUDE, WITHOUT LIMITATION, THE COMPANY'S EXPECTATIONS REGARDING SALES, EARNINGS OR OTHER FUTURE FINANCIAL PERFORMANCE AND LIQUIDITY, PRODUCT INTRODUCTIONS, ENTRY INTO NEW GEOGRAPHIC REGIONS AND GENERAL OPTIMISM ABOUT FUTURE OPERATIONS OR OPERATING RESULTS. CERTAIN FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM EXPECTATIONS ARE DESCRIBED HEREIN AND, IN PARTICULAR, SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- FORWARD-LOOKING INFORMATION."

                                     PART I

ITEM 1.  BUSINESS.

     The Estee Lauder Companies Inc., founded in 1946 by Estee and Joseph Lauder, is one of the world's leading manufacturers and marketers of quality skin care, makeup, fragrance and hair care products. The Company's products are sold in over 100 countries and territories under the following well-recognized brand names: Estee Lauder, Clinique, Aramis, Prescriptives, Origins, M.A.C, Bobbi Brown essentials, jane and Aveda. The Company is also the global licensee for fragrances and cosmetics for the Tommy Hilfiger and Donna Karan brands. Each brand is distinctly positioned.

     The Company has been a pioneer in the cosmetics industry and believes it is a leader in the industry due to the global recognition of its brand names, its leadership in product innovation, its strong market position in key geographic markets and the consistently high quality of its products. The Company sells its products principally through limited distribution channels to complement the images associated with its brands. These channels, encompassing over 9,000 points of sale, consist primarily of upscale department stores, specialty retailers, upscale perfumeries and pharmacies and, to a lesser extent, free-standing company stores, stores on cruise ships, in-flight and duty free shops in airports and cities. The Company believes that its strategy of pursuing limited distribution strengthens its relationships with retailers, enables its brands to be among the best selling product lines at the stores and heightens the aspirational quality of the Company's brands. With the acquisitions of jane and Aveda in fiscal 1998, the Company has broadened its distribution to include new channels, namely self-select outlets and salons.

     The Company has been controlled by the Lauder family since its founding. Members of the Lauder family, some of whom are directors, executive officers, and/or employees, beneficially own, directly or indirectly, as of September 4, 1998, shares of Class A Common Stock and Class B Common Stock having approximately 94.4% of the outstanding voting power of the Company's Common Stock.

     Unless the context requires otherwise, references to the Company are to The Estee Lauder Companies Inc. and its subsidiaries.

PRODUCTS

     The Company manufactures, markets and sells a wide variety of skin care, makeup, fragrance and hair care products.

     SKIN CARE -- The Company's broad range of skin care products address various skin care needs for women and men. These products include moisturizers, creams, lotions, cleansers, sun screens and self tanning products, a number of which are developed for use in particular areas of the body, such as the face, the hands or areas around the eyes. Net sales of skin care products accounted for approximately 35% of the Company's net sales in fiscal 1998.

     MAKEUP -- The Company manufactures, markets and sells a full array of makeup products including lipsticks, mascaras, foundations, eyeshadows, nail polishes and powders. Many of the products are offered in an extensive array of shades and colors. The Company also sells related items such as compacts, brushes and other makeup tools. In fiscal 1998, makeup products accounted for approximately 36% of the Company's net sales.

     FRAGRANCE -- The Company offers a variety of fragrance products for women and men. The fragrances are sold in various forms, including eau de parfum sprays and colognes. Fragrance also includes lotions, powders, creams and soaps that are based on a particular fragrance. They also include bath and aromatherapy products. Approximately 27% of the Company's net sales in fiscal 1998 were attributable to fragrance sales.

     HAIR CARE -- The Company increased the range and depth of its hair care product offerings with the acquisition of the Aveda business in December 1997. Hair care products include shampoo, conditioner, styling gel and hairspray. In fiscal 1998, hair care products accounted for approximately 2% of net sales.

     Given the generally personal nature of the Company's products and the wide array of consumer preferences and tastes, as well as competition for the attention of the end consumer, the Company's strategy has been to market and promote its products through distinctive brands seeking to address broad, but distinct, preferences and tastes. Each brand has a single global image that is promoted with consistent logos, packaging and advertising designed to enhance its image and differentiate it from other brands.

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

     CLINIQUE -- First introduced by the Company in 1968, Clinique skin care and makeup products are all allergy tested and 100% fragrance free and have been designed to address individual skin types and needs. The products are based on the research and related expertise of leading dermatologists. Clinique skin care products are marketed as part of the Three-Step System: Cleanse, Exfoliate, Moisturize.

     ARAMIS -- The Company pioneered the marketing of prestige men's grooming and skin care products and fragrances with the introduction of Aramis products in 1964. Aramis continues to offer one of the broadest lines of prestige men's products and has extended the line to include fragrances for women.

     PRESCRIPTIVES -- The Company developed and introduced Prescriptives in 1979. Prescriptives is positioned as a color authority with an advanced collection of highly individualized products primarily addressing the makeup and skin care needs of contemporary women with active lifestyles. The products are characterized by simple concepts, minimalist design and an innovative image and, through a system of color application and extensive range of makeup shades, accommodate a diverse group of consumers.

     ORIGINS -- Origins, the Company's most recent internally-developed brand, was introduced in 1990. It is positioned as a plant-based line of skin care, makeup and aromatherapy products that combine time-tested botanical ingredients with modern science to promote total well-being. Origins sells its products through stand-alone Origins stores, stores-within-stores, (which are designed to replicate the Origins store environment within a department store) and at traditional retail counters.

     TOMMY HILFIGER -- The Company has an exclusive global license arrangement to develop and market a line of men's and women's fragrances and cosmetics under the Tommy Hilfiger brand. In 1995, the Company launched a men's fragrance, "tommy", with cologne and aftershave products, and in the fall of 1996, launched a women's fragrance, "tommy girl." In March 1998, the Company introduced the Hilfiger Athletics men's fragrance.

     M.A.C -- The Company acquired a majority equity interest in Make-up Art Cosmetics Limited ("M.A.C") and was appointed the exclusive distributor of M.A.C products outside the United States and Canada in December 1994. The Company completed its acquisition of the remaining interests in March 1997 and February 1998. M.A.C products comprise a broad line of color-oriented, professional cosmetics and professional makeup tools targeting make-up artists and fashion-conscious consumers. The products are sold through a limited number of department and specialty stores and through stand-alone M.A.C stores.

     BOBBI BROWN ESSENTIALS -- In October 1995, the Company acquired the Bobbi Brown essentials ("Bobbi Brown") line of color cosmetics, professional makeup brushes and skin care products. Bobbi Brown products are manufactured to the Company's specifications by third parties and sold through a limited number of department and specialty stores. In March 1998, the Company introduced the brand's first fragrance, "bobbi."

     JANE -- In October 1997, the Company acquired Sassaby, Inc., the owner of the jane brand of color cosmetics targeted to the young consumer market. jane products are currently distributed in the United States through self-select outlets, such as mass merchandise stores, drug stores and specialty stores.

     DONNA KARAN -- In November 1997, the Company obtained the exclusive global license to develop and market a line of fragrances and other cosmetics under the Donna Karan New York and DKNY trademarks. The Company is continuing to market and sell certain products that were originally sold by The Donna Karan Company and has started to develop concepts for future introductions.

     AVEDA -- The Company acquired the business of Aveda and certain of its affiliates ("Aveda") in December 1997. Aveda, a prestige hair care leader, is a manufacturer and marketer of premium plant-based hair, skin, makeup and body care products. The products are principally sold through third-party distributors and are available in salons and stand-alone Aveda Environmental Lifestyle stores.

     In addition to the foregoing brands, the Company also manufactures and sells Creme de la Mer, a brand of skin care products, and fragrances under a licensing agreement using the Kiton name. These products are marketed separately from the Company's other brands.

DISTRIBUTION

     The Company sells its products principally through limited distribution channels to complement the images associated with its core brands. These channels include more than 9,000 points of sale in over 100 countries and territories and consist primarily of upscale department stores, specialty retailers, upscale perfumeries and pharmacies and, to a lesser extent, free-standing company stores and spas, stores on cruise ships, in-flight and duty-free shops in airports and cities.

     The Company maintains a dedicated sales force who sell to the Company's retail accounts in North America and in the Company's major overseas markets, such as Western Europe and Japan. The Company has wholly-owned operations in over 30 countries through which it markets, sells and distributes its products. In certain markets, the Company sells its products through selected local distributors under contractual arrangements designed to protect the image and position of the Company's brands. In addition, the Company sells certain products in selected domestic and international military locations.

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

     With the acquisitions of jane and Aveda in fiscal 1998, the Company has broadened its distribution to include new channels, namely self-select outlets and salons. jane products are currently sold only in the U.S. in approximately 12,000 points of sale, including mass merchandise stores, drug stores and specialty stores. Aveda principally sells its products to third-party distributors, that resell such products to independent salons, and Aveda Environmental Lifestyle stores for sale to consumers. There are currently about 25,000 salons, primarily in the United States, that sell Aveda products.

CUSTOMERS

     The Company's strategy has been to build strong strategic relationships with selected retailers globally. The Company's senior management works with executives of its major retail accounts on a regular basis, and the Company believes it is viewed as an important supplier to these customers.

     Customers affiliated with Federated Department Stores, Inc. (e.g., Bloomingdale's, Burdines, Macy's and Rich's/Lazarus) and The May Department Stores Company (e.g., Foley's, Lord & Taylor and Robinsons-May) accounted for 12% and 10%, respectively, of the Company's net sales in fiscal 1998 and 1997 and 13% and 10%, respectively, of the Company's net sales in fiscal 1996.

MARKETING

     The Company's marketing strategy is built around its "vision" statement:
"Bringing the Best to Everyone We Touch." Estee Lauder formulated this marketing philosophy to provide high quality service and products as the foundation for a solid and loyal consumer base.

     The Company principally focuses its marketing efforts on promoting the quality and benefits of its products. Each of the Company's brands is distinctively positioned, has a single global image, and is promoted with consistent logos, packaging and advertising designed to enhance its image and differentiate it from other brands. In recent years, the Company has increased its emphasis on media advertising while decreasing the level of promotional spending as a percentage of sales. The Company regularly advertises its products on television and radio, in upscale magazines and prestigious newspapers and through direct mail and photo displays at international airports. Promotional activities and in-store displays are designed to introduce existing consumers to different products in the line and to attract new consumers. The Company's marketing efforts also benefit from cooperative advertising programs with retailers, some of which are supported by coordinated promotions, such as "gift with purchase" and "purchase with purchase." At in-store counters, sales representatives offer personal demonstrations to market individual products as well as to provide education on basic skin care and makeup application. The Company conducts extensive sampling programs, and pioneered "gift with purchase" as a sampling program. Management believes that the quality and perceived benefits of sample products have been effective inducements in selling products to existing and new consumers.

     Nearly all of the creative marketing work is done by in-house creative teams. The creative staff designs and produces the sales materials, advertisements and packaging for all products in the brand. The Company's total advertising and promotional expenditures were $1,027.8 million, $976.2 million and $921.2 million for fiscal 1998, 1997 and 1996, respectively. In addition, the Company's products receive extensive editorial coverage in prestige publications and other media worldwide.

     The marketing and sales executives of the Company spend considerable time in the field meeting with consumers and key retailers, checking activities of competitors and consulting with sales representatives at the points of sale. These include Estee Lauder Beauty Advisors, Clinique Consultants, Aramis Selling Specialists, Prescriptives Analysts and Origins Guides.

     As is customary in the cosmetics industry, the Company's practice is to accept returns of its products from retailers. In accepting returns, the Company typically provides a credit to the retailer with respect to accounts receivable from that retailer on a dollar-for-dollar basis. In recognition of this practice, and in accordance with generally accepted accounting principles, the Company reports its sales levels on a net sales basis, which is computed by deducting from gross sales the amount of actual returns received and an amount established for anticipated returns. As a percentage of gross sales, returns were approximately 4.4% in fiscal 1998 and 4.9% in fiscal 1997 and 1996.

MANAGEMENT INFORMATION SYSTEMS

     The Company's management information systems provide order processing, production and financial support for the Company's business. The Company has implemented a sales analysis system to track weekly sales by stock keeping unit at retail sales locations (i.e., sell-through data). The system is currently tracking sell-through data with respect to almost all units of Estee Lauder, Clinique, Aramis, Prescriptives and Origins products shipped to customers in the United States and Canada. The increased understanding of consumer preferences gained from sell-through data enables the Company to coordinate more effectively its product development, manufacturing and marketing strategies. The Company is also implementing similar systems in certain international markets.

     In addition, the Company has entered into automated replenishment arrangements with a number of its key customers in the United States and Canada. These arrangements enable the Company to replenish inventories for individual points of sale automatically, with minimal paperwork. Customer orders in respect of a substantial majority of sales of Estee Lauder, Clinique, Aramis, Prescriptives and Origins products in the United States are placed through automated replenishment systems.

     The Company has implemented a proprietary inventory management system which tracks inventory at the stock keeping unit level in all of its locations. This system results in improved inventory control and disposition for both existing products and new product launches. The Company has also designed and implemented a data warehouse for its domestic business which captures essentially all shipping, sell-through and inventory data. This system has resulted in streamlined and standardized reporting as well as timely and accurate retail sales and marketing information.

     The use of sell-through data combined with the implementation of automated replenishment systems, inventory management systems and data warehousing has resulted in increased sales, fewer "out-of-stocks" and reduced retail inventories and returns. The Company's management expects that these systems will continue to provide inventory and sales efficiencies.

RESEARCH AND DEVELOPMENT

     The Company believes that it is an industry leader in the development of new products. The Company's marketing, product development and packaging groups work with its research and development group to identify shifts in consumer preferences, develop new products and redesign or reformulate existing products. In addition, research and development personnel work closely with quality assurance and manufacturing personnel on a worldwide basis to ensure a consistent global standard for the Company's products and to deliver such products with attributes that fulfill consumer expectations.

     The Company maintains ongoing research and development programs at its facilities in Melville, New York; Oevel, Belgium; Tokyo, Japan; Markham, Ontario; and Blaine, Minnesota. As of June 30, 1998, the Company had approximately 370 employees engaged in research and development. Its research and development expenditures totaled $43.5 million, $37.7 million and $34.7 million for fiscal 1998, 1997 and 1996, respectively. The Company's research and development group makes significant contributions toward improving existing products and developing new products and provides on-going technical assistance and know-how to the Company's manufacturing activities. The Company's research and development group has had long-standing working relationships with several U.S. and international medical and educational facilities which supplement the Company's internal capabilities. The Company does not conduct animal-testing of its products or their ingredients.

MANUFACTURING AND RAW MATERIALS

     The Company manufactures skin care, makeup, fragrance and hair care products in the United States, Belgium, Switzerland, the United Kingdom and Canada and, to a lesser extent, in Australia and South Africa. The Company continues to streamline its manufacturing process and identify sourcing opportunities to increase efficiencies and reduce costs. The Company has converted its major manufacturing facilities into "focus" plants that primarily manufacture one type of product (e.g., powders) for all the Company's principal brands. The Company's plants are modern and its manufacturing processes are substantially automated. Management believes that the Company's manufacturing facilities are sufficient to meet its current and reasonably anticipated manufacturing and related requirements. A limited number of finished products are manufactured to the Company's specifications by third parties.

     The principal raw materials used by the Company in the manufacture of its products are essential oils, alcohol and specialty chemicals. The Company also purchases packaging components, which are manufactured to its design specifications. Procurement of materials for all manufacturing facilities is generally made on a global basis through the Company's centralized supplier relations department, and the use of "focus" plants has contributed to greater efficiencies in sourcing and manufacturing. As a result of its sourcing initiatives, there is increased dependency on certain suppliers, but the Company believes that such suppliers have adequate resources and multiple facilities to overcome any unforeseen event at any single facility. The Company has, in the past, been able to obtain an adequate supply of essential raw materials and currently believes it has adequate sources of supply for virtually all components of its products.

COMPETITION

     The skin care, makeup, fragrance and hair care businesses are characterized by vigorous competition throughout the world. Product recognition, quality, performance and price have a significant influence on consumers' choices among competing products and brands. Advertising, promotion, merchandising, the pace and timing of new product introductions, line extensions and the quality of in-store sales staff also have a significant impact on consumer buying decisions. The Company competes against a number of manufacturers and marketers of skin care, makeup, fragrance and hair care products, some of which have substantially greater resources than the Company.

     The Company's principal competitors among manufacturers and marketers of skin care, makeup, fragrance and hair care products include L'Oreal S.A.(which markets Lancome, Ralph Lauren, L'Oreal,

Maybelline, Plenitude and other products), Unilever N.V. (which markets Calvin Klein, Elizabeth Arden and other products), The Procter & Gamble Company (which markets Cover Girl, Giorgio fragrances, Max Factor, Vidal Sassoon and other products), LVMH Moet Hennessy Louis Vuitton (which markets Christian Dior, Givenchy, Guerlain and other products), Shiseido Company, Ltd. (which markets Shiseido and other products), Avon Products, Inc., Wella Group (which markets Wella, Gucci, Sebastian and other products), Sanofi S.A. (which markets Yves Rocher, Yves St. Laurent and other products), Revlon, Inc. (which markets Revlon, Almay and Moon Drops products), Joh. A. Benckiser GmbH (which markets Coty, Lancaster, Davidoff, Joop!, Jil Sander and other products), Bristol-Myers Squibb Co. (which markets Clairol and Matrix Essentials products), Chanel, Inc. (which markets Chanel and Bourjois products) and Clarins (which markets Clarins products).

TRADEMARKS, PATENTS AND COPYRIGHTS

     The Company owns all of the material trademark rights used in connection with the manufacturing, marketing and distribution of its major products both in the United States and in the other countries in which such products are principally sold, except for the trademark rights relating to Tommy Hilfiger (such as "tommy" and "tommy girl") and Donna Karan New York and DKNY, as to which the Company is the exclusive worldwide licensee for fragrances, cosmetics and related products. The Company's trademarks for its principal (or major) products are registered in the United States and in each of the countries in which such products are sold. The major trademarks used by the Company in its business include the brand names Estee Lauder, Clinique, Aramis, Prescriptives, Origins, Tommy Hilfiger, Donna Karan New York, M.A.C, Bobbi Brown essentials, jane, Aveda and the names of many of the products sold under each of these brands. The Company considers the protection of its trademarks to be important to its business.

     A number of the Company's products incorporate patented or patent-pending formulations. In addition, several of the Company's products are covered by design patents, patent applications or copyrights. While management considers these patents and copyrights, and the protection thereof, to be important, no single patent or copyright is considered material to the conduct of the Company's business.

EMPLOYEES

     At June 30, 1998, the Company had approximately 15,300 full-time employees worldwide (inclusive of sales representatives at points of sale who are employed by the Company), of whom approximately 7,700 are employed in the United States and Canada. None of the Company's U.S. employees is covered by a collective bargaining agreement. In Belgium, some employees are covered by a Works Council agreement and in South Africa some employees are covered by a collective bargining agreement. Management believes that the Company's relations with its employees are good. The Company has never encountered a material strike or work stoppage in the United States or in any other country in which it has a significant number of employees.

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

ITEM 2.  PROPERTIES.

     The following table sets forth the Company's principal owned and leased manufacturing and research and development facilities as of September 4, 1998. The leases expire at various times through 2011, subject to certain renewal options.

                                                                  APPROXIMATE
LOCATION                                             USE          SQUARE FOOTAGE
------------------------------------------- --------------------- --------------
THE AMERICAS
Melville, New York (owned)................. Manufacturing             300,000
Melville, New York (owned)................. R&D                        78,000
Blaine, Minnesota (owned).................. Manufacturing and R&D     275,000
Oakland, New Jersey (leased)............... Manufacturing             148,000
Bristol, Pennsylvania (leased)............. Manufacturing              67,000
Agincourt, Ontario, Canada (owned)......... Manufacturing              96,000
Markham, Ontario, Canada (leased).......... Manufacturing              58,000
Markham, Ontario, Canada (leased).......... R&D                        26,000

EUROPE, THE MIDDLE EAST & AFRICA
Oevel, Belgium (owned)..................... Manufacturing             113,000
Oevel, Belgium (owned)..................... R&D                         2,000
Petersfield, England (owned)............... Manufacturing             225,000
Lachen, Switzerland (owned)................ Manufacturing              53,000
Sandton, Transvaal, South Africa
(leased)................................... Manufacturing              72,000

ASIA/PACIFIC
Rosebery, NSW, Australia (leased).......... Manufacturing              71,000
Tokyo, Japan (leased)...................... R&D                         4,000

     The Company also occupies numerous offices, assembly and distribution facilities and warehouses in the United States and abroad. The Company considers its properties to be generally in good condition and believes that its facilities are adequate for its operations and provide sufficient capacity to meet its anticipated requirements. In addition, the Company leases approximately 250,000 square feet of space for its principal offices in New York, New York and owns an office building of approximately 57,000 square feet in Melville, New York. The Company also operates free-standing retail stores, including 2 for the Estee Lauder brand, 1 for Clinique, 28 for Origins, 34 for M.A.C and 6 for Aveda.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is involved in various routine legal proceedings incident to the ordinary course of business. The Company believes that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on its business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the quarter ended June 30, 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Class A Common Stock is publicly traded on the New York Stock Exchange. The following table sets forth the high and low sales prices as reported on the New York Stock Exchange Composite Tape and the cash dividends per share declared in each quarter of fiscal 1998 and fiscal 1997.

                           FISCAL 1998                     FISCAL 1997
                  ------------------------------   ----------------------------
                                        CASH                           CASH
                  HIGH        LOW      DIVIDENDS   HIGH      LOW      DIVIDENDS
                  ----        ---      ---------   ----      ---      ---------
First Quarter.... $50 15/16   $44 3/4    $.085     $ 47 1/2  $34 3/4    $.085
Second Quarter...  56 3/8     39          .085       53 1/2   42 3/8     .085
Third Quarter....  69         48 1/2      .085       52 1/4   44 7/8     .085
Fourth Quarter...  73 15/16   60 7/8      .085       52 1/2   39 3/8     .085

     The Company expects to continue the payment of cash dividends in the future, but there can be no assurance that such payment of cash dividends will continue.

     As of September 4, 1998, there were approximately 2,400 record holders of Class A Common Stock and 12 record holders of Class B Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

     The table below summarizes selected financial information for the Company. For further information, refer to the audited financial statements and the notes thereto contained elsewhere herein.

                                                YEAR ENDED OR AT JUNE 30
                              ------------------------------------------------------------
                                1998         1997         1996         1995         1994
                              --------     --------     --------     --------     --------
                                          (IN MILLIONS, EXCEPT PER SHARE DATA)
STATEMENT OF EARNINGS DATA:
Net sales..................   $3,618.0     $3,381.6     $3,194.5     $2,899.1     $2,576.4
Gross profit...............    2,798.5      2,616.5      2,463.5      2,224.3      1,956.1
Operating income...........      409.1        359.1        310.3        230.9        175.8
Earnings before income
  taxes and minority
  interest.................      402.8        362.9        313.0        233.0        173.2
Net earnings...............      236.8        197.6        160.4        121.2         93.0
Preferred stock
  dividends................       23.4         23.4         57.5         25.3         23.0
Net earnings attributable
  to common stock..........      213.4        174.2        102.9         95.9         70.0

OTHER DATA:
Earnings before interest,
  taxes, depreciation and
  amortization (EBITDA)....   $  506.6     $  435.1     $  369.1     $  272.9     $  215.9

PER SHARE DATA:
Net earnings per common
  share (a):
  Basic....................   $   1.80     $   1.48     $ 1.18(b)          --           --
  Diluted..................   $   1.78     $   1.47     $ 1.17(b)          --           --
Weighted average common
  shares outstanding (a):
  Basic....................      118.4        117.7      116.3(b)          --           --
  Diluted..................      119.7        118.6      116.6(b)          --           --

Cash dividends declared per
  common share.............   $    .34     $    .34     $    .17           --           --

BALANCE SHEET DATA:
Working capital............   $  617.2     $  551.6     $  467.5     $  469.6     $  422.7
Total assets...............    2,512.8      1,873.1      1,779.4      1,701.4      1,453.2
Total debt.................      436.5         31.1        127.5        194.0        170.4
Redeemable preferred
  stock....................      360.0        360.0        360.0        360.0           --
Stockholders' equity.......      696.4        547.7        394.2        335.1        577.7

------------------
(a) In December 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Consistent with the requirements of SFAS No. 128, net earnings per common share and weighted average common shares outstanding for all prior years presented have been restated for purposes of comparability.

(b) Reflects recapitalization as of July 1, 1996. See Note 1 to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The Company manufactures skin care, makeup, fragrance and hair care products which are distributed in over 100 countries and territories. The following is a comparative summary of operating results for fiscal 1998, 1997 and 1996 and reflects the basis of presentation described in Note 1 to the consolidated financial statements for all periods presented:

                                                    YEAR ENDED JUNE 30
                                           ------------------------------------
                                             1998          1997          1996
                                           --------      --------      --------
                                                      (IN MILLIONS)
    NET SALES
       BY REGION:
          The Americas:
            United States...............   $2,075.7      $1,814.7      $1,683.0
            Other Americas..............      129.0         124.7         116.4
                                           --------      --------      --------
               Total Americas...........    2,204.7       1,939.4       1,799.4
          Europe, the Middle East &
            Africa......................      960.8         909.3         855.9
          Asia/Pacific..................      452.5         532.9         539.2
                                           --------      --------      --------
                                           $3,618.0      $3,381.6      $3,194.5
                                           --------      --------      --------
                                           --------      --------      --------

       BY PRODUCT CATEGORY:
          Skin Care.....................   $1,252.9      $1,293.6      $1,274.0
          Makeup........................    1,320.2       1,253.4       1,131.6
          Fragrance.....................      988.4         817.9         769.7
          Hair Care.....................       56.5          16.7          19.2
                                           --------      --------      --------
                                           $3,618.0      $3,381.6      $3,194.5
                                           --------      --------      --------
                                           --------      --------      --------

     OPERATING INCOME
       The Americas:
          United States.................   $  219.0      $  159.1      $  114.4
          Other Americas................       29.0          30.8          18.6
                                           --------      --------      --------
            Total Americas..............      248.0         189.9         133.0
       Europe, the Middle East &
          Africa........................      131.3         122.7         115.5
       Asia/Pacific.....................       29.8          46.5          61.8
                                           --------      --------      --------
                                           $  409.1      $  359.1      $  310.3
                                           --------      --------      --------
                                           --------      --------      --------

     The following table sets forth certain earnings data as a percentage of net sales:

                                                     YEAR ENDED JUNE 30
                                                -----------------------------
                                                1998        1997        1996
                                                -----       -----       -----
Net sales....................................   100.0%      100.0%      100.0%
Cost of sales................................    22.7        22.6        22.9
                                                -----       -----       -----
Gross profit.................................    77.3        77.4        77.1
                                                -----       -----       -----
Selling, general and administrative expenses:
  Selling, general and administrative........    62.4        63.5        64.4
  Related party royalties....................     0.9         1.0         1.2
                                                -----       -----       -----
                                                 63.3        64.5        65.6
                                                -----       -----       -----
Earnings before interest, taxes, depreciation
  and amortization (EBITDA)..................    14.0        12.9        11.5
Depreciation and amortization................     2.7         2.3         1.8
                                                -----       -----       -----
Operating income.............................    11.3        10.6         9.7
Interest income (expense), net...............    (0.2)        0.1         0.1
                                                -----       -----       -----
Earnings before income taxes and minority
interest.....................................    11.1        10.7         9.8
Provision for income taxes...................     4.5         4.5         4.3
Minority interest............................    (0.1)       (0.4)       (0.5)
                                                -----       -----       -----
Net earnings.................................     6.5%        5.8%        5.0%
                                                -----       -----       -----
                                                -----       -----       -----

NET SALES

     Net sales in fiscal 1998 increased 7% to $3,618.0 million as compared to fiscal 1997 and 6% to $3,381.6 million for fiscal 1997 as compared to fiscal 1996. Fiscal 1998 net sales increased as a result of new product introductions, the continued success of the Company's core products, and the international rollout of recent product launches. Additionally, net sales in fiscal 1998 benefited from the inclusion of Aveda Corporation ("Aveda") and Sassaby, Inc. ("Sassaby"), from the date of acquisition in December and October 1997, respectively, through the fiscal year end. In fiscal 1997, net sales increased as a result of new product introductions across all categories, the global rollout of certain fragrance introductions, and the continued solid performance of existing products. Fiscal 1997 included a full year of sales of Bobbi Brown essentials as compared to eight months of sales in fiscal 1996. The continued strengthening of the U.S. dollar has negatively impacted net sales by approximately $135 million and $87 million for fiscal 1998 and fiscal 1997, respectively. Excluding the impact of foreign currency translation, net sales increased 11% and 9% for fiscal 1998 and fiscal 1997, respectively. The introduction of new products may have some cannibalization effect on existing products in all categories, which is taken into account by the Company in its business planning.

     Net sales of skin care products in fiscal 1998 decreased 3% to $1,252.9 million as compared to fiscal 1997 and, in fiscal 1997, increased 2% to $1,293.6 million as compared to fiscal 1996. The decrease is primarily due to reduced sales in the Asia/Pacific region and the strengthening of the U.S. dollar against foreign currencies. Accordingly, net sales of skin care products increased 2% on a constant exchange rate basis. Additionally, fiscal 1998 decreases were due in part to the successful fiscal 1997 launch of Fruition Extra and lower year to year sales of Advanced Night Repair. Partially offsetting these decreases, were sales related to the introduction of Diminish, Uncircle and All About Eyes, the international introduction of Nutritious and the continued success of DayWear. In fiscal 1997, the increase was attributable to the introduction of Fruition Extra, Advanced Suncare products, Moisture On-Line, and Nutritious, along with the continued growth of existing products such as LipZone, All About Lips and Dramatically Different Moisturizing Lotion. Fiscal 1997 increases were partially offset by lower sales of Turnaround Cream and ThighZone.

     Net sales of makeup products increased 5% to $1,320.2 million in fiscal 1998 and 11% to $1,253.4 million in fiscal 1997. Fiscal 1998 increases are attributable to the introduction of new products such as Superbalanced Makeup, Superlast Cream Lipstick, Two-In-One Eyeshadow and Blush All Day. In addition to new product introductions, existing products such as Doublewear and Futurist recorded a full year's sales and were introduced internationally, while sales of True Lipstick improved for the third straight year. Net sales of makeup also reflect sales generated by Sassaby and Aveda subsequent to the dates of acquisition and the continued success of Bobbi Brown essentials. The foregoing increases were partially offset by the successful fiscal 1997 introduction and full year's sales of City Base, and the decline in net sales of Long Last Lipstick. In fiscal 1997, the sales growth was primarily due to the introduction of City Base, Long Last Soft Shine Lipstick, Virtual Skin, Futurist, and Indelible, as well as increased sales of existing M.A.C and Bobbi Brown essentials products. These increases were partially offset by lower sales of Long Last Lipstick and More Than Mascara.

     Net sales of fragrance products increased 21% to $988.4 million in fiscal 1998 and 6% to $817.9 million in fiscal 1997. The fiscal 1998 increase is primarily attributable to the introduction of Clinique Happy and Lauder pleasures for Men, the domestic introduction of Hilfiger Athletics, and the on-going success of "tommy" and "tommy girl." Sales of Estee Lauder pleasures and Beautiful, were relatively consistent with prior years, although they continue to generate significant sales. Offsetting these improvements were declines in existing products such as White Linen Breeze, Aramis Classic, and Havana Pour Elle. In fiscal 1997, the sales growth was led by the successful United States introduction of "tommy girl," the European/Asian launch of "tommy," along with the European introduction of Kiton. The fiscal 1997 domestic success of "tommy" and Estee Lauder pleasures also contributed to the increased net sales. New fragrance introductions cannibalized some existing fragrance sales.

     Net sales of hair care products increased significantly in fiscal 1998 as compared with the prior year due to the inclusion of sales from the Aveda hair care product lines beginning in December 1997.

     Net sales in the Americas rose 14% to $2,204.7 million in fiscal 1998, as compared to an 8% increase to $1,939.4 million in fiscal 1997. Increases in fiscal 1998 were recognized across all product categories, with the most significant increases being attributable to fragrances and hair care as a result of new product introductions and the integration of Aveda, respectively. Growth in all product categories is supported by the continued success of existing products. In fiscal 1997, the increase was attributable to the sales of new products across all categories, particularly those in the fragrance category. Solid double digit increases were also achieved in M.A.C and Bobbi Brown essentials. A generally lackluster retail environment for most of fiscal 1997 impacted core product sales.

     In Europe, the Middle East & Africa, net sales increased 6% to
$960.8 million in fiscal 1998, as compared to a 6% increase to $909.3 in fiscal 1997. Net sales increased 13% and 11% for fiscal 1998 and fiscal 1997, respectively, excluding the impact of foreign currency translation. In fiscal 1998, higher net sales were recorded in the United Kingdom and Spain. Significant sales improvements in the United Kingdom were favorably impacted as the dollar weakened against the British pound. Excluding the effect of a strengthening U.S. dollar against local currencies, double digit increases were achieved in Spain, Italy and Germany. In fiscal 1997, higher net sales were achieved in the United Kingdom, the distributor and travel retail businesses, Italy, and from the introduction of Kiton. These increases were partially offset by lower sales in Germany and France resulting from the impact of foreign currency translation and the difficult retail environments.

     In Asia/Pacific, net sales decreased 15% to $452.5 million in fiscal 1998, as compared to a 1% decrease to $532.9 million in fiscal 1997. On a local currency basis, Asia/Pacific sales decreased 3% for fiscal 1998 and increased 6% in fiscal 1997. The volatile economic climate in Japan and the surrounding Asian marketplace has contributed to a difficult retail environment. Sales in Japan, Hong Kong and Taiwan have decreased on both a local currency and a translated basis. Although not significant enough to offset those decreases, net sales increased in all other Asia/Pacific markets on a local currency basis, particularly Thailand and Malaysia. In fiscal 1997, all markets reported local currency sales increases with strong performances in Thailand, Korea, Taiwan, Singapore, New Zealand, and Malaysia. Continued strengthening of the dollar against the yen and continued economic uncertainty will most likely have an adverse effect on the future financial performance of the Company in this region.

     The Company strategically staggers its new product launches by geographic markets, which may account for differences in regional sales growth.

COST OF SALES

     Cost of sales in fiscal 1998 was 22.7% of net sales compared with 22.6% of net sales in fiscal 1997 and 22.9% of net sales in fiscal 1996. Increased cost of sales in fiscal 1998 related to the inclusion of Aveda and Sassaby, both of which have product cost structures higher than the Company's other brands, as well as a shift in product mix. This increase was partially offset by continued improvements in operating efficiency. The fiscal 1997 decrease primarily reflects the efficiencies achieved as a result of the Company's global sourcing and manufacturing activities, as well as shifts in product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased to 66.0% of net sales in fiscal 1998, compared with 66.8% and 67.4% of net sales in fiscal 1997 and fiscal 1996, respectively. Fiscal 1998 decreases reflect operating expenses growing at a slower rate than net sales primarily due to efficiencies achieved in the selling area and lower advertising and promotional spending (as a percent of sales) and the effect of integrating the Aveda and Sassaby cost structures. The fiscal 1997 decrease reflected operating expenses growing slower than net sales primarily as a result of efficiencies in the selling, general and administrative areas.

OPERATING INCOME

     Operating income rose 14% to $409.1 million in fiscal 1998 and 16% to $359.1 million in fiscal 1997. Operating margins were 11.3% in 1998, compared with 10.6% and 9.7% in fiscal 1997 and fiscal 1996, respectively. These increases were due to higher net sales and total operating expenses growing at a slower rate than net sales.

     Operating income in the Americas increased by 31% to $248.0 million in fiscal 1998, as compared to a 43% increase to $189.9 million in fiscal 1997. In fiscal 1998, the increase related to continued net sales improvements in the United States due to strong performances from the core brands and the inclusion of Aveda and Sassaby. In fiscal 1997, the increase was primarily due to net sales increases in the United States, Canada, and the inclusion of twelve months of operating results for Bobbi Brown, as compared to eight months in fiscal 1996.

     In Europe, the Middle East & Africa, operating income increased 7% to $131.3 million in fiscal 1998, as compared to a 6% increase to $122.7 million in fiscal 1997. In fiscal 1998, increased net sales in the United Kingdom resulted in the most significant improvement in operating income for the region. On a constant exchange rate basis, Spain, France and Italy would have made greater operating income contributions. These increases were partially offset by lower operating income in the travel retail business. In fiscal 1997, the increase was primarily due to increased operating income in the United Kingdom, Italy, South Africa, Eastern Europe, the distributor and travel retail businesses, and the inclusion of twelve months of operating results from Bobbi Brown as compared to eight months in fiscal 1996, offset by lower results in Belgium, Austria, Germany and France.

     In Asia/Pacific, operating income decreased 36% to $29.8 million in fiscal 1998, as compared to a decrease of 25% to $46.5 million in fiscal 1997. The fiscal 1998 decrease is principally due to operating income declines in Japan due to lower net sales, compounded by the strengthening of the U.S. dollar against the yen. A difficult retail market adversely affected Japan and the surrounding areas. As a result, operating expenses grew at a faster rate than net sales for most of the Asian markets, partially offset by strong results in Korea. In fiscal 1997, the decrease was due to the continuing unfavorable translation impact of the strength of the U.S. dollar versus the yen, lower operating income in Japan reflecting the difficult retail environment, and incremental promotional spending, partially offset by strong results in Australia, Thailand, Korea, Singapore and Malaysia.

EBITDA

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") is an additional measure of operating performance used by management. EBITDA, like operating income, does not include the effects of interest and taxes and additionally excludes the "non-cash" effects of depreciation and amortization on current earnings. While the components of EBITDA may vary from company to company, the Company excludes its minority interest adjustment, all depreciation charges related to property, plant and equipment and all amortization charges including amortization of goodwill, purchased royalty rights, leasehold improvements and other intangible assets. These components of operating income do not necessarily result in a capital requirement in the current period, and, in the opinion of management, many of the underlying assets, both tangible and intangible, create value for the Company by supporting the global recognition of brand names and product innovation and by consistently producing quality products for the Company's customers and consumers. The Company considers this measure useful in analyzing its results; however, it is not intended to replace, or act as a substitute for any presentation included in the consolidated financial statements prepared in conformity with generally accepted accounting principles.

     EBITDA increased to 14.0% of net sales in fiscal 1998 as compared to 12.9% and 11.5% in fiscal 1997 and 1996, respectively. The improvements in EBITDA in fiscal 1998 are attributable primarily to operating expense efficiencies. In fiscal 1997, the improvement is attributable to both cost of goods and operating expense efficiencies.

INTEREST INCOME (EXPENSE), NET

     Net interest expense was $6.3 million for the fiscal year ended June 30, 1998 as compared to net interest income of $3.8 million in fiscal 1997 and $2.7 million in fiscal 1996. Net interest expense in fiscal 1998 is primarily due to higher borrowings associated with the Company's acquisitions. The net interest income in fiscal 1997 and fiscal 1996 was principally due to higher average domestic and overseas net cash positions which were partially offset by the elimination of interest income from stockholders and lower interest expense as a result of lower debt levels.

PROVISION FOR INCOME TAXES

     The provision for income taxes represents federal, foreign, state and local taxes. The effective rate for income taxes in fiscal 1998 was 40.0% as compared to 42.0% in fiscal 1997 and 44.2% in fiscal 1996. These rates principally reflect the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. The decrease in the effective tax rate for fiscal 1998 was attributable to tax planning initiatives, a relative change in the mix of earnings from higher tax countries such as Japan to lower tax countries, the effect of a reduction in the statutory rate in the United Kingdom and the effect of United States federal tax regulations. The decrease in the effective income tax rate in fiscal 1997 and fiscal 1996 was principally attributable to an increase in profits in lower taxed countries, the lessened impact of a relatively higher Japanese rate and the reduced relative negative impact of a stockholder's rights to receive certain U.S. royalty payments by reason of the Company's purchase of those rights in November 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of funds have historically been cash flow from operations and borrowings under uncommitted and committed credit lines provided by banks in the United States and abroad. At June 30, 1998, the Company had cash equivalents of $277.5 million compared with $255.6 million at June 30, 1997.

     Uncommitted lines of credit amounted to $293.4 million at June 30, 1998, of which $6.4 million were used. In July 1996, the Company entered into a five year $400.0 million committed revolving credit facility. Unused committed lines of credit available to the Company at June 30, 1998 amounted to $400.0 million. Total debt as a percentage of total capitalization (including short-term debt) was 29% at June 30, 1998 and 3% at June 30, 1997. This increase is due to a higher level of borrowings as a result of the Company's recent acquisitions. In February 1998, the Company refinanced $300.0 million outstanding under its revolving credit facility with a $405.0 million long-term note. See Note 7 "Long-Term Debt" of the consolidated financial statements.

     Net cash provided by operating activities was $258.2 million in fiscal 1998 as compared to $253.1 million in fiscal 1997 and $172.0 million in fiscal 1996. The fiscal 1998 increase relates to increased earnings, particularly before depreciation and amortization, partially offset by operating assets increasing more than operating liabilities. Operating asset increases are attributable primarily to increased inventories and accounts receivable, due in part to the acquisitions of Aveda and Sassaby. Operating liability increases primarily relate to trade accounts payable and accrued taxes. For fiscal 1997, the increase in cash from operating activities was primarily attributable to the Company's increased profitability, reduced inventory levels, and an increase in other accrued liabilities. This was partially offset by higher accounts receivable (as a result of greater net sales) and the inclusion in fiscal 1996 of the Company's purchase of a stockholder's rights to receive certain U.S. royalty payments and the repayment of stockholder loans receivable for $103.4 million. Net cash used for investing activities in fiscal 1998 was $577.2 million, compared with $130.7 million in fiscal 1997 and $74.5 million in fiscal 1996. Increased investment spending during fiscal 1998 related primarily to the acquisitions of Aveda, Sassaby and the remaining interest in M.A.C. The fiscal 1997 change principally reflected capital expenditures and the cost of acquiring an additional interest in M.A.C during the year. Net cash used for fiscal 1996 principally reflected capital expenditures and the cash portion of the acquisition of a 100% interest in Bobbi Brown. Financing activities provided cash of $345.2 million in fiscal 1998 primarily from long-term borrowings, partially offset by dividend payments. Net cash used for financing activities in each of the years ended June 30, 1997 and 1996 reflects dividends paid, borrowings and repayments of debt and proceeds from the issuance of common stock in the Company's secondary and initial public offerings. The current ratio of the Company was 1.7 for fiscal 1998 and 1997.

     The Company expects to commence payments of a contingent earn-out relating to the acquisition of Bobbi Brown in March 1999, the amount of which will be dependent upon certain results of operations of Bobbi Brown during the 1998 and 1997 calendar years.

     The Company is completing construction of a state-of-the-art warehouse and distribution center in Lachen, Switzerland, which has been designed to accommodate the Company's projected growth. Although the distribution center is operational, additional costs to complete are anticipated. These costs are not expected to be material.

     Capital expenditures amounted to $120.6 million, $82.9 million and $63.4 million in fiscal 1998, 1997 and 1996, respectively. Spending in all three years primarily reflects the continued upgrade of manufacturing equipment, dies and molds, store and counter construction and information technology advancements, as well as incremental capital spending by acquired companies. Fiscal 1998 spending included costs related to the construction of the Lachen distribution center and the purchase of a facility in Blaine, Minnesota.

     Dividends declared were $63.6 million in fiscal 1998, including
$10.0 million paid July 2, 1998, compared with $63.4 million in fiscal 1997 and $107.3 million in fiscal 1996. The decrease in fiscal 1997 as compared to fiscal 1996 reflects the inclusion in fiscal 1996 of a special cash dividend in the aggregate amount of $20.0 million payable to the then holders of certain shares in a subsidiary, a dividend payable to the then holders of the Company's common stock, consisting of interests in corporations and partnerships holding certain assets of the Company, which were unrelated to the Company's core business, and $29.6 million in cash. The aggregate fair value of the assets in such corporations and partnerships was $19.6 million. These fiscal 1996 dividends were declared and paid immediately prior to the recapitalization described in
Note 1 to the consolidated financial statements. In fiscal 1996, dividends also include amounts paid on the Company's Participating Class I Preferred Stock, which stock ceased to be outstanding after the Company completed the recapitalization. Commencing with the quarter ended March 31, 1996, the Company has declared quarterly dividends at the rate of $.085 per share on its Class A Common Stock and Class B Common Stock. In fiscal 1998, 1997 and 1996, dividends declared on such common stock totaled approximately $40.2 million, $40.0 million and $20.0 million, respectively.

     The Company enters into forward exchange contracts to hedge purchases, receivables and payables denominated in foreign currencies for periods consistent with its identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the Company's costs and on the cash flows which it receives from its foreign subsidiaries. Almost all foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions rated as strong investment grade by a major rating agency. Gains and losses related to qualifying hedges of these exposures are deferred and recognized in operating income when the underlying hedged transaction occurs. The Company also enters into purchased foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. Any gains realized on such options that qualify as hedges are deferred and recognized in operating income when the underlying hedged transaction occurs. Premiums on foreign currency options are amortized over the period being hedged. Foreign currency transactions which do not qualify as hedges are marked to market on a current basis with gains and losses recognized through income and reflected in operating expenses. In addition, any previously deferred gains and losses on hedges which are terminated prior to the transaction date are recognized in current income when the hedge is terminated.

     As a matter of policy, the Company only enters into contracts with counterparties that have at least an "A" (or equivalent) credit rating. The counterparties to these contracts are major financial institutions and the Company does not have significant exposure to any one counterparty. The Company's exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss is remote and in any event would be immaterial. The contracts have varying maturities with none exceeding 24 months and costs associated with entering into such contracts have not been material to the Company's financial results. The Company does not utilize derivative financial instruments for trading or speculative purposes. At June 30, 1998, the Company had foreign currency contracts in the form of purchased currency options and forward exchange contracts in the amount of $77.1 million and $237.1 million, respectively. The foreign currencies included in these contracts are principally the Belgian franc, Japanese yen, German mark, Swiss franc, U.K. pound, Spanish peseta and Italian lira.

     The Company has entered into interest rate swaps to convert floating interest rate debt to fixed rate debt. These swap agreements are contracts to exchange floating rate for fixed rate interest payments periodically over the life of the agreements. Amounts currently due to or from interest swap counterparties are recorded in interest expense in the period in which they accrue. The related amounts payable to, or receivable from, the counterparties are included in other accrued liabilities. At June 30, 1998 the Company had interest rate swap agreements outstanding with a notional principal amount of $405.0 million.

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

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company conducts business in many foreign currencies. As a result, it is subject to foreign currency exchange rate risk due to the effects that foreign exchange rate movements of these currencies have on the Company's costs and on the cash flows which it receives from its foreign subsidiaries. The Company believes that currently it has no other material market risk exposures. The Company addresses its risks through a controlled program of risk management that includes the use of derivative financial instruments. The Company primarily enters into foreign currency forward exchange contracts and purchases foreign currency options to reduce the effects of fluctuating foreign currency exchange rates, and accordingly categorizes these instruments as entered into for purposes other than trading. See Note 8 "Financial Instruments" in the consolidated financial statements.

     The Company uses a value-at-risk model to assess the market risk of its derivative financial instruments. Value-at-risk represents the potential losses for an instrument or portfolio from adverse changes in market factors, for a specified time period and confidence level. The Company estimates value-at-risk across all of its derivative financial instruments using a model with historical volatilities and correlations calculated over the past 250 day period. The Company's measured value-at-risk from holding such derivative instruments, using a variance/co-variance model with a 95 percent confidence level, assuming normal market conditions at June 30, 1998 was immaterial.

     The Company's calculated value-at-risk exposure represents an estimate of reasonably possible net losses that would be recognized on its portfolio of derivative financial instruments assuming hypothetical movements in future market rates and is not necessarily indicative of actual results which may or may not occur. It does not represent the maximum possible loss nor any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon actual fluctuations in market rates, operating exposures, and the timing thereof, and changes in the Company's portfolio of derivative financial instruments during the year.

     The Company believes however, that any loss incurred would be offset by the effects of currency movements on the respective underlying transactions for which the hedge is intended. In addition, the maximum exposure associated with the purchase of options is limited to the premiums paid, which are recognized against income over the period being hedged.

YEAR 2000

     The Company has developed a comprehensive plan to address Year 2000 issues. The plan addresses three main areas: (a) information systems; (b) embedded chips; and (c) supply chain readiness (including customers as well as inventory and non-inventory suppliers). To oversee the process, the Company has established a Steering Committee comprised of senior executives from its various business units around the world and chaired by the Company's President and Chief Operating Officer. The Committee reports regularly to the Board of Directors and the Audit Committee.

     The Company has identified potential deficiencies related to Year 2000 in its information systems, both hardware and software, and is in the process of addressing them through upgrades and other remediation. The Company expects to complete remediation and testing of its internal systems in the summer of 1999. In respect of other equipment with date sensitive operating controls such as manufacturing equipment, elevators, HVAC, security and other similar systems, the Company is in the process of identifying those items which may require remediation or replacement. The Company expects to complete remediation or replacement and testing of these in the summer of 1999. As for third parties, the Company is in the process of identifying and contacting suppliers, both inventory and non-inventory, as well as customers. This process includes the solicitation of written responses to questionnaires and/or meetings with certain of such third parties. The Company expects to have a better understanding of the Year 2000 readiness of these third parties over the next several months.

     Based upon the Company's current estimates, incremental out-of-pocket costs of its Year 2000 program are expected to be immaterial. These costs are expected to be incurred primarily in fiscal 1999 and include third party consultants, remediation of existing computer software and replacement and remediation of embedded chips. Such costs do not include internal management time and the deferral of other projects, the effects of which are not expected to be material to the Company's results of operations or financial condition.

     At this stage of the process, the Company believes that it is difficult to specifically identify the cause of the most reasonable worst case Year 2000 scenario. As with all manufacturers and distributors of products such as those sold by the Company, a reasonable worst case scenario would be the result of failures of third parties (including, without limitation, governmental entities and entities with which the Company has no direct involvement) that continue for more than several days in various geographic areas where the Company's products are produced or sold at retail or in areas from which the Company's raw materials and components are sourced. In connection with the production of products and supplies of raw materials and components, the Company is considering various contingency plans. Continuing failures in key geographic areas in the United States and in certain European and Asian countries that limit consumers' ability to shop, would most likely have a material adverse effect on the Company's results of operations. The extent of such lost revenue cannot be estimated at this time; however, the Company is considering contingency plans to limit, to the extent possible, the effect of such lost revenue on the Company's result of operations. Any such plans would necessarily be limited to matters over which the Company can reasonably control.

     The Company's Year 2000 efforts are ongoing and its overall plan, as well as the consideration of contingency plans, will continue to evolve as new information becomes available. While the Company anticipates continuity of its business activities, that continuity will be dependent upon its ability, and the ability of third parties with whom the Company relies on directly, or indirectly, to be Year 2000 compliant.

EURO CONVERSION

     As part of the European Economic and Monetary Union (EMU), a single currency (the "Euro") will replace the national currencies of most of the European countries in which the Company conducts business. The conversion rates between the Euro and the participating nations' currencies will be fixed irrevocably as of January 1, 1999, with the participating national currencies being removed from circulation between January 1, and June 30, 2002 and replaced by Euro notes and coinage. During the "transition period" from January 1, 1999 through December 31, 2001, public and private entities as well as individuals may pay for goods and services using either checks, drafts, or wire transfers denominated in Euro or the participating country's national currency.

     Under the regulations governing the transition to a single currency, there is a "no compulsion, no prohibition" rule which states that no one is obliged to use the Euro until the notes and coinage have been introduced on January 1, 2002. In keeping with this rule, the Company expects to be Euro "compliant" (able to receive Euro denominated payments and able to invoice in Euro as requested by vendors and suppliers, respectively) by January 1, 1999 in the affected countries. Full conversion of all affected country operations to Euro is expected to be completed by the time national currencies are removed from circulation. Phased conversion to the Euro is currently underway and the effects on revenues, costs and various business strategies are being assessed. The cost of software and business process conversion is not expected to be material.

ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and will not require retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position measured at fair value. Generally, increases or decreases in the fair value of derivative instruments will be recognized as gains or losses in earnings in the period of change. If certain conditions are met where the derivative instrument has been designated as a fair value hedge, the hedged item may also be marked to market through earnings thus creating an offset. If the derivative is designated and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income. The Company has not yet quantified the impact on the consolidated financial statements of adopting SFAS No. 133, however, the statement will likely result in a change in reported assets and liabilities and may affect earnings and comprehensive income, as defined by SFAS No. 130 "Reporting Comprehensive Income."

FORWARD-LOOKING INFORMATION

     The Company and its representatives from time to time make written or verbal forward looking statements, including statements contained in this and other filings with the Securities and Exchange Commission and in the Company's reports to stockholders. The words and phrases "will likely result," "expects," "believes," "will continue," "is anticipated," "estimates," "projects" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, the Company's expectations regarding sales, earnings or other future financial performance and liquidity, product introductions, entry into new geographic regions and general optimism about future operations or operating results. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include, without limitation:
(i) increased competitive activity from companies in the skin care, makeup, fragrance and hair care businesses, some of which have greater resources than the Company; (ii) consolidations and restructurings in the retail industry causing a decrease in the number of stores that sell the Company's products, an increase in the ownership concentration within the retail industry or ownership of retailers by the Company's competitors; (iii) social, political and economic risks to the Company's foreign manufacturing and retail operations, including changes in foreign investment and trade policies and regulations of the host countries and of the United States; (iv) changes in the laws, regulations and policies, including changes in accounting standards, that affect, or will affect, the Company in the United States and abroad; (v) foreign currency fluctuations affecting the Company's results of operations and value of its foreign assets, the relative prices at which the Company and foreign competitors sell their products in the same market and the Company's operating and manufacturing costs outside of the United States; (vi) shipment delays, depletion of inventory and increased production costs resulting from disruptions of operations at any of the facilities which, due to consolidations in the Company's manufacturing operations, now manufacture nearly all of the Company's supply of a particular type of product (i.e., focus factories); (vii) changes in product mix to ones which are less profitable; and (viii) the ability of the Company and third parties, including customers or suppliers, to adequately address Year 2000 issues. The Company assumes no responsibility to update forward looking statements made herein or otherwise.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information required by this item is set forth in Item 7 under the caption "Derivative Financial Instruments" and in Note 8 to the Company's consolidated financial statements included in this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this item appears beginning on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The other information required by Item 10 will be included in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders which will be filed within 120 days after the close of the Company's fiscal year ended June 30, 1998 and such information is incorporated herein by reference to such Proxy Statement.

     The following table sets forth certain information with respect to the executive officers of the Company.

NAME                         AGE                POSITION(S) HELD
---------------------------- --- -----------------------------------------------
Leonard A. Lauder........... 65  Chairman of the Board of Directors and Chief
                                  Executive Officer
Ronald S. Lauder............ 54  Chairman of Clinique Laboratories, Inc. and
                                  Estee Lauder International, Inc. and a
                                  Director
Fred H. Langhammer.......... 54  President and Chief Operating Officer and a
                                  Director
Robert J. Bigler............ 50  Senior Vice President and Chief Financial
                                  Officer
Patrick Bousquet-Chavanne... 40  President of Estee Lauder International, Inc.
Daniel J. Brestle........... 53  President of Estee Lauder (U.S.A. & Canada)
Andrew J. Cavanaugh......... 51  Senior Vice President -- Corporate Human
                                  Resources
John B. Chilton............. 66  Senior Vice President -- Global Operations
John M. Corrigan............ 56  Senior Vice President -- Global Information
                                 Services
Joseph Gubernick............ 64  Senior Vice President -- Research and
                                  Development
Evelyn H. Lauder............ 62  Senior Corporate Vice President
William P. Lauder........... 38  President of Clinique Laboratories, Inc.
Mary Carroll Linder......... 51  Senior Vice President -- Global Communications
Saul H. Magram.............. 67  Senior Vice President, General Counsel and
                                  Secretary
Robert A. Nielsen........... 68  President of Aramis Inc. and Prescriptives Inc.
Jeanette S. Wagner.......... 69  Vice Chairman

     LEONARD A. LAUDER has served as Chief Executive Officer of the Company since 1982 and as President from 1972 until 1995. He has been a director of the Company since 1958. He became Chairman of the Board of Directors of the Company in 1995. Mr. Lauder formally joined the Company in 1958 after serving as an officer in the United States Navy. Since joining the Company, he has served in various positions, including executive officer positions other than those described above. He is Chairman of the Board of Trustees of the Whitney Museum of American Art, a Charter Trustee of the University of Pennsylvania, a Trustee of The Aspen Institute and a Director of RSL Communications, Ltd. He also served as a member of the White House Advisory Committee on Trade Policy and Negotiations under President Reagan.

     RONALD S. LAUDER has served as Chairman of Clinique Laboratories, Inc., Chairman of Estee Lauder International, Inc. and as a director of the Company since returning from government service in 1987. Mr. Lauder joined the Company in 1964 and has served in various capacities, including those described above, since then. From 1983 to 1986, Mr. Lauder served as Deputy Assistant Secretary of Defense for European and NATO Affairs. From 1986 to 1987, he served as U.S. Ambassador to Austria. He is non-executive Chairman of the Board of Directors of Central European Media Enterprises Ltd. and is the co-founder, controlling investor and Chairman of the Board of Directors of RSL Communications, Ltd. He is Chairman of the Board of Trustees of the Museum of Modern Art.

     FRED H. LANGHAMMER has been President of the Company since 1995 and Chief Operating Officer of the Company since 1985. He was elected to the Board of Directors in January 1996. He was Executive Vice President from 1985 until 1995. Mr. Langhammer joined the Company in 1975 as President of its operations in Japan and, in 1982, he was appointed Managing Director of the Company's operations in Germany. He is a member of the Board of Directors of RJR Nabisco Holdings Corp.; RSL Communications, Ltd.; the Cosmetics, Toiletries and Fragrance Association; the German American Chamber of Commerce, Inc.; and the American Institute for Contemporary German Studies at Johns Hopkins University. He is also a Senior Fellow of the Foreign Policy Association.

     ROBERT J. BIGLER is Senior Vice President and Chief Financial Officer of the Company, a position he assumed in 1992. Before that, he had served as Senior Vice President -- Controller of Estee Lauder International, Inc. from 1986. He is a certified public accountant.

     PATRICK BOUSQUET-CHAVANNE rejoined the Company in September 1998 as President of Estee Lauder International, Inc. ("ELII"). From June 1992 through December 1996, Mr. Bousquet-Chavanne was Senior Vice President -- General Manager/Travel Retailing of ELII. When he first joined the Company in September 1989 through June 1992, he was Vice President and General Manager of Aramis International, a division of ELII. From December 1996 through March 1998, he was Executive Vice President/General Manager International Operations of Parfums Christian Dior S.A., based in Paris.

     DANIEL J. BRESTLE is President of Estee Lauder (U.S.A. & Canada). Prior to July 1998, he was President of Clinique Laboratories, Inc. and the senior officer of that division since 1992. Prior thereto, he was President of Prescriptives U.S.A. since 1988. Mr. Brestle joined the Company in 1978.

     ANDREW J. CAVANAUGH has been Senior Vice President -- Corporate Human Resources since 1994. Mr. Cavanaugh joined the Company in 1988 as Executive Director -- Human Resources. He is also a member of the Board of Directors of Galoob Toys, Inc.

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

     WILLIAM P. LAUDER is President of Clinique Laboratories, Inc. He has been a director of the Company since January 1996. Prior to July 1998, he was President of Origins Natural Resources Inc., and the senior officer of such division since its inception in 1990. Prior thereto, he served in various positions since joining the Company in 1986. He is a member of the Board of Trustees of The Trinity School in New York City and the Board of Directors of the Educational Foundation for the Fashion Industries.

     MARY CARROLL LINDER has been Senior Vice President -- Global Communications since 1996. From 1992 until she joined the Company, Ms. Linder headed the public relations area of Grand Metropolitan, PLC, a broadly based consumer products company, as Group Corporate Communications Director.

     SAUL H. MAGRAM is Senior Vice President, General Counsel and Secretary of the Company. Mr. Magram has been the senior legal officer of the Company since he joined in 1968.

     ROBERT A. NIELSEN is President of Aramis Inc. and President of Prescriptives Inc. and has been the senior officer of those divisions since 1992 and 1995, respectively. In July 1998, he was appointed President of the Donna Karan Cosmetics Company, a unit of the Company. Mr. Nielsen first joined the Company in 1960 and has been associated with it on three occasions since that date. From 1990 to 1992, Mr. Nielsen was a management development consultant in the fashion industry.

     JEANETTE S. WAGNER is Vice Chairman of the Company. Prior to July 1998, she was President of Estee Lauder International, Inc., a position she held since 1985. Mrs. Wagner joined the Company in 1975 to head the activity of the Estee Lauder brand in international markets. Prior to assuming her current responsibilities, Mrs. Wagner served as Senior Vice President -- Corporate Development from 1982 to 1985. Mrs. Wagner is a

Director of Tricon Global Restaurants, Inc. In 1994, Mrs. Wagner was appointed by President Clinton to serve on the White House Advisory Committee on Trade Policy and Negotiations, and she is Chairman Emeritus and a director of the Fragrance Foundation, an industry group.

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

ITEM 11.  EXECUTIVE COMPENSATION.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required to be included by Items 11 through 13 of Form 10-K will be included in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders, which will be filed within 120 days after the close of the Company's fiscal year ended June 30, 1998 and such information is incorporated herein by reference to such Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM 8-K.

      (a)  1, 2. Financial Statements and Schedules -- See index on Page F-1.

          3. Exhibits --

EXHIBIT
NUMBER                                 DESCRIPTION
-------  -----------------------------------------------------------------------
  3.1 Form of Restated Certificate of Incorporation (filed as Exhibit 3.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (No. 33-97180) on November 13, 1995 (the "S-1")).*

  3.2    Form of Amended and Restated By-laws (filed as Exhibit 3.2 to the
         S-1).*

 10.1    Form of Stockholders' Agreement (filed as Exhibit 10.1 to the S-1).*

 10.1a Amendment No. 1 to Stockholders' Agreement (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).*

 10.1b Amendment No. 2 to Stockholders' Agreement (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 (the "FY 1997 Q2 10-Q")).*

 10.1c Amendment No. 3 to Stockholder's Agreement (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (the "FY 1997 Q3 10-Q")).*

 10.2    Form of Registration Rights Agreement (filed as Exhibit 10.2 to the
         S-1).*

 10.2a   First Amendment to Registration Rights Agreement (filed as Exhibit
         10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996).*

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

 10.5    The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as
         Exhibit 10.5 to the S-1).*+

 10.6    Annual Incentive Plan (filed as Exhibit 10.6 to the S-1).*+

 10.7 Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.7 to the S-1).*+

 10.8 Employment Agreement with Ronald S. Lauder (filed as Exhibit 10.8 to the S-1).*+

 10.9 Employment Agreement with Fred H. Langhammer (filed as Exhibit 10.9 to the S-1).*+

EXHIBIT
NUMBER                                 DESCRIPTION
-------  -----------------------------------------------------------------------
 10.10 Employment Agreement with Daniel J. Brestle (filed as Exhibit 4(h) to the Company's Registration Statement Form S-8 (No. 33-99554) on November 17, 1995 (the "S-8")).*+

 10.11 Employment Agreement with Robin R. Burns (filed as Exhibit 4(g) to the S-8).*+

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

 10.14   Employment Agreement with Jeanette S. Wagner (filed as
         Exhibit 4(i) to the S-8).*+

 10.15 Form of Deferred Compensation Agreement with Outside Directors (filed as Exhibit 10.1 to the FY 1997 Q2 10-Q).*+

 10.16 Term Loan Agreement, dated as of January 28, 1998, among The Estee Lauder Companies Inc., as borrower, Estee Lauder Inc., as guarantor, and Morgan Guaranty Trust Company of New York, The Chase Manhattan Bank and Citibank, N.A. (filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).*

 21.1    List of significant subsidiaries of the Company.

 23.1    Consent of Arthur Andersen LLP.

 24.1    Power of Attorney.

 27.1    Financial Data Schedule.

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

                                          THE ESTEE LAUDER COMPANIES INC.

                                          By _______/s/__ROBERT J. BIGLER_______
                                                      Robert J. Bigler
                                                   Senior Vice President
                                                and Chief Financial Officer

Date: September 11, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


       SIGNATURE                         TITLE(S)                            DATE
------------------------     ----------------------------------        ------------------
 /s/ LEONARD A. LAUDER*      Chairman of the Board of Directors        September 11, 1998
------------------------       and Chief Executive Officer
     Leonard A. Lauder         (Principal Executive Officer)

  /s/ RONALD S. LAUDER*      Director                                  September 11, 1998
------------------------
      Ronald S. Lauder

 /s/ WILLIAM P. LAUDER*      Director                                  September 11, 1998
------------------------
     William P. Lauder

 /s/ FRED H. LANGHAMMER*     Director                                  September 11, 1998
------------------------
     Fred H. Langhammer

 /s/ MARSHALL ROSE*          Director                                  September 11, 1998
------------------------
     Marshall Rose

 /s/ P. ROY VAGELOS*         Director                                  September 11, 1998
------------------------
     P. Roy Vagelos

 /s/ FAYE WATTLETON*         Director                                  September 11, 1998
------------------------
     Faye Wattleton

 /s/ ROBERT J. BIGLER        Senior Vice President and                 September 11, 1998
------------------------       Chief Financial Officer
     Robert J. Bigler          (Principal Financial and
                               Accounting Officer)

------------------
* By signing his name hereto, Robert J. Bigler signs this document in the capacities indicated above and on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed herewith.

                                  By       /s/ ROBERT J. BIGLER
                                    -------------------------------------
                                               Robert J. Bigler
                                               (Attorney-in-Fact)

                        THE ESTEE LAUDER COMPANIES INC.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                  PAGE
                                                                  ----
          FINANCIAL STATEMENTS:

          Report of Independent Public Accountants...............  F-2

          Consolidated Statements of Earnings....................  F-3

          Consolidated Balance Sheets............................  F-4

          Consolidated Statements of Stockholders' Equity........  F-5

          Consolidated Statements of Cash Flows..................  F-6

          Notes to Consolidated Financial Statements.............  F-7

          FINANCIAL STATEMENT SCHEDULE:

          Report of Independent Public Accountants on Schedule...  S-1

          Schedule II -- Valuation and Qualifying Accounts.......  S-2

     All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Estee Lauder Companies Inc.:

     We have audited the accompanying consolidated balance sheets of The Estee Lauder Companies Inc. (a Delaware corporation) and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Estee Lauder Companies Inc. and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.




                                          ARTHUR ANDERSEN LLP

New York, New York
August 11, 1998

                        THE ESTEE LAUDER COMPANIES INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                       YEAR ENDED JUNE 30
                                                 ------------------------------
                                                   1998       1997       1996
                                                 --------   --------   --------
                                                 (IN MILLIONS, EXCEPT PER SHARE
                                                               DATA)

NET SALES....................................... $3,618.0   $3,381.6   $3,194.5
Cost of sales...................................    819.5      765.1      731.0
                                                 --------   --------   --------
GROSS PROFIT....................................  2,798.5    2,616.5    2,463.5
Selling, general and administrative expenses:
  Selling, general and administrative...........  2,357.6    2,224.6    2,116.0
  Related party royalties (Note 1)..............     31.8       32.8       37.2
                                                 --------   --------   --------
                                                  2,389.4    2,257.4    2,153.2
                                                 --------   --------   --------
OPERATING INCOME................................    409.1      359.1      310.3
Interest income (expense), net:
  Interest income (expense), net................     (6.3)       3.8         --
  Interest income from stockholders, net........       --         --        2.7
                                                 --------   --------   --------
                                                     (6.3)       3.8        2.7
                                                 --------   --------   --------
EARNINGS BEFORE INCOME TAXES AND MINORITY
  INTEREST......................................    402.8      362.9      313.0
Provision for income taxes (Note 5).............    161.1      152.4      138.3
Minority interest (Note 3)......................     (4.9)     (12.9)     (14.3)
                                                 --------   --------   --------
NET EARNINGS....................................    236.8      197.6      160.4
Preferred stock dividends.......................     23.4       23.4       57.5
                                                 --------   --------   --------
NET EARNINGS ATTRIBUTABLE TO COMMON STOCK
  (Note 1)...................................... $  213.4   $  174.2   $  102.9
                                                 --------   --------   --------
                                                 --------   --------   --------
Net earnings per common share (Note 1):
  Basic......................................... $   1.80   $   1.48   $   1.18
  Diluted....................................... $   1.78   $   1.47   $   1.17
Weighted average common shares outstanding
  (Note 1):
  Basic.........................................    118.4      117.7      116.3
  Diluted.......................................    119.7      118.6      116.6

                See notes to consolidated financial statements.

                        THE ESTEE LAUDER COMPANIES INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                  JUNE 30
                                                             ------------------
                                                               1998      1997
                                                             --------  --------
                                                               (IN MILLIONS)
                           ASSETS
CURRENT ASSETS
Cash and cash equivalents (Notes 1 and 8)................... $  277.5  $  255.6
Accounts receivable, net of allowance for doubtful accounts
  of $43.6 million and $36.4 million, respectively..........    497.8     471.7
Inventory and promotional merchandise, net (Note 1).........    513.2     440.6
Prepaid expenses and other current assets...................    166.1     143.2
                                                             --------  --------
          TOTAL CURRENT ASSETS..............................  1,454.6   1,311.1
PROPERTY, PLANT AND EQUIPMENT, NET (Note 1).................    335.8     265.0
OTHER ASSETS
Investments, at cost or market value (Note 15)..............     27.7      25.9
Deferred taxes (Note 5).....................................     59.6      59.9
Goodwill, net (Notes 1 and 3)...............................    496.2      91.7
Other intangible assets, net (Note 1).......................     67.1      69.6
Other assets, net...........................................     71.8      49.9
                                                             --------  --------
                                                                722.4     297.0
                                                             --------  --------
                                                             $2,512.8  $1,873.1
                                                             --------  --------
                                                             --------  --------

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt (Note 4).................................... $   11.5  $   31.1
Accounts payable............................................    209.1     165.8
Accrued income taxes (Note 5)...............................     79.4      57.4
Other accrued liabilities (Note 6)..........................    537.4     505.2
                                                             --------  --------
          TOTAL CURRENT LIABILITIES.........................    837.4     759.5
                                                             --------  --------
NONCURRENT LIABILITIES
Long-term debt (Notes 7 and 8)..............................    425.0        --
Other noncurrent liabilities................................    194.0     205.9
                                                             --------  --------
                                                                619.0     205.9
                                                             --------  --------
$6.50 CUMULATIVE REDEEMABLE PREFERRED STOCK, AT REDEMPTION
  VALUE (Notes 8 and 11)....................................    360.0     360.0
                                                             --------  --------
STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 300,000,000 shares Class A
  authorized, shares outstanding: 61,467,934 in 1998 and
  61,436,663 in 1997: 120,000,000 shares Class B authorized,
  shares outstanding: 56,839,667 in 1998 and 1997...........      1.2       1.2
Paid-in capital.............................................    169.8     165.3
Retained earnings...........................................    559.6     386.4
Net unrealized investment gains (Note 15)...................      5.8       2.9
Cumulative translation adjustments (Note 1).................    (40.0)     (8.1)
                                                             --------  --------
                                                                696.4     547.7
                                                             --------  --------
                                                             $2,512.8  $1,873.1
                                                             --------  --------
                                                             --------  --------

                See notes to consolidated financial statements.

                        THE ESTEE LAUDER COMPANIES INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                          YEAR ENDED JUNE 30
                                                         ----------------------
                                                          1998    1997    1996
                                                         ------  ------  ------
                                                             (IN MILLIONS)
Common stock, beginning of year......................... $  1.2  $  1.2  $ 40.3
Recapitalization (Note 1)...............................     --      --   (39.1)
                                                         ------  ------  ------
Common stock, end of year...............................    1.2     1.2     1.2
                                                         ------  ------  ------
Paid-in capital, beginning of year......................  165.3   121.6      --
Recapitalization (Note 1)...............................     --      --    58.0
Common stock issued, net of issuance costs..............     --    38.1    59.3
Share grants............................................     --     0.2     4.3
Stock option programs...................................    4.5     5.4      --
                                                         ------  ------  ------
Paid-in capital, end of year............................  169.8   165.3   121.6
                                                         ------  ------  ------
Retained earnings, beginning of year....................  386.4   252.2   242.2
Recapitalization (Note 1)...............................     --      --   (16.4)
Preferred stock dividends...............................  (23.4)  (23.4)  (44.8)
Common stock dividends..................................  (40.2)  (40.0)  (69.6)
Dividend of interest in corporations and partnerships...     --      --   (19.6)
Net earnings for the year...............................  236.8   197.6   160.4
                                                         ------  ------  ------
Retained earnings, end of year..........................  559.6   386.4   252.2
                                                         ------  ------  ------
Net unrealized investment gains, beginning of year......    2.9     2.9     2.1
Change in net unrealized investment gains...............    2.9      --     0.8
                                                         ------  ------  ------
Net unrealized investment gains, end of year............    5.8     2.9     2.9
                                                         ------  ------  ------
Partnership equity, beginning of year...................     --      --     2.5
Recapitalization (Note 1)...............................     --      --    (2.5)
                                                         ------  ------  ------
Partnership equity, end of year.........................     --      --      --
                                                         ------  ------  ------
Cumulative translation adjustments, beginning of year...   (8.1)   16.3    48.0
Translation adjustments.................................  (31.9)  (24.4)  (31.7)
                                                         ------  ------  ------
Cumulative translation adjustments, end of year.........  (40.0)   (8.1)   16.3
                                                         ------  ------  ------
TOTAL STOCKHOLDERS' EQUITY.............................. $696.4  $547.7  $394.2
                                                         ------  ------  ------
                                                         ------  ------  ------

                See notes to consolidated financial statements.

                        THE ESTEE LAUDER COMPANIES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         YEAR ENDED JUNE 30
                                                      -------------------------
                                                       1998     1997     1996
                                                      -------  -------  -------
                                                            (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings....................................... $ 236.8  $ 197.6  $ 160.4
  Adjustments to reconcile net earnings to net cash
     flows provided by operating activities:
       Depreciation and amortization.................    79.8     58.3     47.7
       Amortization of purchased royalty rights......    17.7     17.7     11.1
       Deferred income taxes.........................   (12.2)   (12.6)    (5.3)
       Minority interest.............................     4.9     12.9     14.3
       Share grants..................................      --      0.2      4.3
  Changes in operating assets and liabilities:
       Increase in accounts receivable, net..........   (31.9)   (56.3)   (27.6)
       (Increase) decrease in inventory and
          promotional merchandise....................   (71.8)     4.4    (75.1)
       Decrease in due from stockholders.............      --       --    103.4
       Increase in other assets......................   (72.4)   (25.5)  (121.0)
       Increase (decrease) in accounts payable.......    40.7     (5.5)    16.1
       Increase (decrease) in accrued income taxes...    25.0    (13.9)     7.3
       Increase in other accrued liabilities.........    17.6     47.5     15.0
       Increase in other noncurrent liabilities......    24.0     28.3     21.4
                                                      -------  -------  -------
          NET CASH FLOWS PROVIDED BY OPERATING
            ACTIVITIES...............................   258.2    253.1    172.0
                                                      -------  -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures...............................  (120.6)   (82.9)   (63.4)
  Proceeds from sales of marketable securities.......      --       --     13.3
  Acquisition of businesses, net of acquired cash....  (459.9)   (46.5)   (25.6)
  Purchases of long-term investments.................    (1.8)    (1.5)    (2.2)
  Proceeds from disposition of long-term
     investments.....................................     5.1      0.2      3.4
                                                      -------  -------  -------
          NET CASH FLOWS USED FOR INVESTING
            ACTIVITIES...............................  (577.2)  (130.7)   (74.5)
                                                      -------  -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in short-term debt, net...................   (10.7)   (52.7)   (41.7)
  Proceeds from long-term debt.......................   431.2       --       --
  Repayments and redemptions of long-term debt.......   (21.9)   (43.7)   (25.0)
  Proceeds from issuance of common stock, net of
     issuance costs..................................      --     38.1     60.6
  Proceeds from exercise of stock options............     0.2      4.9       --
  Dividends paid.....................................   (53.6)   (63.4)  (107.3)
                                                      -------  -------  -------
          NET CASH FLOWS PROVIDED BY (USED FOR)
            FINANCING ACTIVITIES.....................   345.2   (116.8)  (113.4)
                                                      -------  -------  -------
Effect of Exchange Rate Changes on Cash and Cash
  Equivalents........................................    (4.3)    (4.8)     2.8
                                                      -------  -------  -------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS........................................    21.9      0.8    (13.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.......   255.6    254.8    267.9
                                                      -------  -------  -------
CASH AND CASH EQUIVALENTS AT END OF YEAR............. $ 277.5  $ 255.6  $ 254.8
                                                      -------  -------  -------
                                                      -------  -------  -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for:
       Interest...................................... $  13.0  $   7.4  $  10.9
                                                      -------  -------  -------
                                                      -------  -------  -------
       Income Taxes.................................. $ 145.5  $ 167.9  $ 122.3
                                                      -------  -------  -------
                                                      -------  -------  -------

                See notes to consolidated financial statements.

                        THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of The Estee Lauder Companies Inc. and its subsidiaries (collectively, the "Company"). In November 1995, the Company, its stockholders and certain affiliates consummated a recapitalization (the "Recapitalization"). As a result of the Recapitalization, the Company has three classes of stock outstanding (i.e., Class A Common Stock, Class B Common Stock and $6.50 Cumulative Redeemable Preferred Stock), and acquired a majority equity interest in Make-Up Art Cosmetics Limited and a related entity (collectively, "M.A.C"), and all the outstanding shares of Estee Lauder AG Lachen ("Lachen") and Estee Lauder Realty Corp. ("EL Realty"), which ownership interests were previously held by certain members of the Lauder family. The Recapitalization included the following transactions: (i) the conversion of all the outstanding shares of the Company (other than the $6.50 Cumulative Redeemable Preferred Stock) into shares of newly created Class A Common Stock and Class B Common Stock, (ii) the exchange of all outstanding shares of preferred stock of two subsidiaries of the Company that were not then owned by the Company for shares of Class A Common Stock and Class B Common Stock, (iii) the acquisition by the Company of all the shares of Lachen not then owned by the Company and all of the outstanding shares of EL Realty in exchange for shares of Class A Common Stock and Class B Common Stock and (iv) the acquisition by the Company of all the outstanding partnership interests of Lauder Family Partners, L.P. (which initially acquired the interest in M.A.C) in exchange for shares of Class A Common Stock and Class B Common Stock. All significant intercompany balances and transactions have been eliminated in consolidation.

     Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to current year presentation for comparative purposes.

  NET EARNINGS PER COMMON SHARE

     In December 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." In accordance with the requirements of SFAS No. 128, net earnings per common share amounts ("basic EPS") were computed by dividing net earnings, after deducting preferred stock dividends on the Company's $6.50 Cumulative Redeemable Preferred Stock, by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions) and excluded any potential dilution. Net earnings per common share amounts assuming dilution ("diluted EPS") were computed by reflecting potential dilution from the exercise of stock options. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the statements of earnings. Earnings per share amounts for the same prior-year periods have been restated to conform with the provisions of SFAS No. 128.

     Net earnings attributable to common stock for the year ended June 30, 1996 reflects recurring preferred stock dividends on the Company's $6.50 Cumulative Redeemable Preferred Stock as well as nonrecurring preferred stock dividends associated with several classes of preferred stock converted or exchanged into common shares in the Recapitalization. For purposes of computing basic and diluted EPS for the fiscal year ended June 30, 1996, dividends paid or accrued on the classes of preferred stock which were converted or exchanged in the Recapitalization are assumed not to have occurred and are excluded from the computation. Share data for the fiscal year ended June 30, 1996 reflect the effects of the Recapitalization and the issuance of common stock in the Company's initial public offering (the "Offering"), as described in Note 2. Basic EPS includes the amount of shares issued by the Company in the Offering from the date of issuance plus the effect of common shares contingently issuable from that same date. Diluted EPS considers potential dilution from the exercise of stock options subsequent to the Offering.

                        THE ESTEE LAUDER COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

                                                       YEAR ENDED JUNE 30
                                                     ----------------------
                                                      1998    1997    1996
                                                     ------  ------  ------
                                                      (IN MILLIONS, EXCEPT
                                                      --------------------
                                                        PER SHARE DATA)
                                                        --------------
     Net earnings................................... $236.8  $197.6  $160.4
     Preferred stock dividends......................  (23.4)  (23.4)  (23.4)
                                                     ------  ------  ------
     NUMERATOR:
     Net earnings attributable to common stock......  213.4   174.2   137.0
                                                     ------  ------  ------
                                                     ------  ------  ------
     DENOMINATOR:
     Weighted average common shares
       outstanding -- Basic.........................  118.4   117.7   116.3
     Effect of dilutive securities: Stock options...    1.3     0.9     0.3
                                                     ------  ------  ------
     Weighted average common shares
       outstanding -- Diluted.......................  119.7   118.6   116.6
                                                     ------  ------  ------
                                                     ------  ------  ------
     Basic EPS...................................... $ 1.80  $ 1.48  $ 1.18
                                                     ------  ------  ------
                                                     ------  ------  ------
     Diluted EPS.................................... $ 1.78  $ 1.47  $ 1.17
                                                     ------  ------  ------
                                                     ------  ------  ------

  CASH AND CASH EQUIVALENTS

     Cash equivalents include $174.6 million and $146.2 million of short-term time deposits at June 30, 1998 and 1997, respectively. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

  CURRENCY TRANSLATION AND TRANSACTIONS

     All assets and liabilities of foreign subsidiaries and affiliates are translated at year-end rates of exchange, while revenue and expenses are translated at weighted average rates of exchange for the year. Unrealized translation gains or losses are generally reported in stockholders' equity as cumulative translation adjustments. Such adjustments amounted to $31.9 million and $24.4 million of unrealized translation losses in fiscal 1998 and fiscal 1997, respectively.

     The Company enters into forward foreign exchange contracts and purchases foreign currency options to hedge foreign currency transactions for periods consistent with its identified exposures. Premiums on foreign currency options are amortized over the option period being hedged.

     The accompanying consolidated statements of earnings include net exchange gains of $9.1 million, $8.8 million and $7.2 million in fiscal 1998, 1997 and 1996, respectively (see Note 8).

                        THE ESTEE LAUDER COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  INVENTORY AND PROMOTIONAL MERCHANDISE

     Inventory and promotional merchandise only include inventory considered saleable or usable in future periods, and are stated at the lower of cost or market, with cost being determined on the first-in, first-out method. Promotional merchandise is charged to expense at the time the merchandise is shipped to the Company's customers.

                                                                JUNE 30
                                                             --------------
                                                              1998    1997
                                                             ------  ------
                                                             (IN MILLIONS)
     Inventory and promotional merchandise consists of:
       Raw materials........................................ $143.6  $119.3
       Work in process......................................   26.7    23.5
       Finished goods.......................................  227.8   193.8
       Promotional merchandise..............................  115.1   104.0
                                                             ------  ------
                                                             $513.2  $440.6
                                                             ------  ------
                                                             ------  ------

  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are carried at cost less accumulated depreciation. For financial statement purposes, depreciation is provided principally on the straight-line method over the estimated useful lives of the assets ranging from 3 to 40 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lives of the respective leases or the expected useful lives.

                                                                JUNE 30
                                                             --------------
                                                              1998    1997
                                                             ------  ------
                                                             (IN MILLIONS)
     Land................................................... $ 13.0  $ 11.8
     Buildings and improvements.............................  124.0    91.9
     Machinery and equipment................................  367.8   355.8
     Furniture and fixtures.................................   78.6    56.9
     Leasehold improvements.................................  117.3    86.6
                                                             ------  ------
                                                              700.7   603.0
     Less accumulated depreciation and amortization.........  364.9   338.0
                                                             ------  ------
                                                             $335.8  $265.0
                                                             ------  ------
                                                             ------  ------

  GOODWILL

     Goodwill is calculated as the excess of the cost of purchased businesses over the value of their underlying net assets and is amortized on a straight-line basis over forty years. Goodwill is net of accumulated amortization of $11.9 million and $3.6 million at June 30, 1998 and 1997, respectively.

  OTHER INTANGIBLE ASSETS

     Other intangible assets principally consist of purchased royalty rights and trademarks. The cost of other intangible assets is amortized on a straight-line basis over their estimated useful lives. Other intangible assets are reported net of accumulated amortization of $50.0 million and $30.8 million at June 30, 1998 and 1997, respectively.

                        THE ESTEE LAUDER COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  LONG-LIVED ASSETS

     SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets in question may not be recoverable. The adoption of SFAS No. 121 in fiscal 1997 did not have a material effect on the Company's results of operations, cash flows or financial position.

  REVENUE RECOGNITION

     Revenues from merchandise sales are recorded at the time the product is shipped to the customer. The Company reports its sales levels on a net sales basis, which is computed by deducting from gross sales the amount of actual returns received and an amount established for anticipated returns.

  ADVERTISING AND PROMOTION

     Costs associated with advertising are expensed during the year as incurred. Global advertising and promotional expenses which primarily include television, radio and print media were $1,027.8 million, $976.2 million and $921.2 million in fiscal 1998, 1997 and 1996, respectively.

  RESEARCH AND DEVELOPMENT

     Research and development costs, which amounted to $43.5 million, $37.7 million and $34.7 million in fiscal 1998, 1997 and 1996, respectively, are expensed as incurred.

  RELATED PARTY ROYALTIES AND TRADEMARKS

     Under agreements covering the purchase by the Company of trademarks for a percentage of related sales, royalty payments totaling $14.1 million, $15.1 million and $26.1 million in fiscal 1998, 1997 and 1996, respectively, have been charged to income. Such payments are made to stockholders of the Company. During fiscal 1996, the Company purchased a stockholder's rights to receive certain U.S. royalty payments for $88.5 million, which amount is being amortized over a five year period. In fiscal 1998, 1997 and 1996, $17.7 million, $17.7 million and $11.1 million, respectively, was amortized as a charge against income.

  STOCK COMPENSATION

     In fiscal 1997, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," by continuing to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," while providing the required pro forma disclosures as if the fair value method had been applied (see Note 13).

  CONCENTRATION OF CREDIT RISK

     The Company is a worldwide manufacturer and marketer of skin care, makeup, fragrance and hair care products. Domestic and international sales are made primarily to department stores, specialty retailers, perfumeries and pharmacies. The Company grants credit to all qualified customers, and does not believe it is exposed significantly to any undue concentration of credit risk.

     In fiscal 1998 and 1997, two department store groups accounted for 12% and 10% of the Company's net sales. In fiscal 1996, two department store groups accounted for 13% and 10% of the Company's net sales.

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

  RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and will not require retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position measured at fair value. Generally, increases or decreases in the fair value of derivative instruments will be recognized as gains or losses in earnings in the period of change. If certain conditions are met where the derivative instrument has been designated as a fair value hedge, the hedged item may also be marked to market through earnings thus creating an offset. If the derivative is designated and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income. The Company has not yet quantified the impact on the consolidated financial statements of adopting SFAS No. 133, however, the statement will likely result in a change in reported assets and liabilities and may affect earnings and comprehensive income, as defined by SFAS No. 130 "Reporting Comprehensive Income."

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 requires additional information about the changes in the benefit obligation and fair value of plan assets during the period, while standardizing the disclosure requirements for pensions and other postretirement benefits. The Company has elected to adopt SFAS No. 132 for the year ended June 30, 1998. Accordingly, current and prior period disclosures made in Note 9 are in conformity with the requirements of this standard.

     In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the reporting of operating segments in interim and annual financial statements, as well as requiring related disclosures about products and services, geographic areas and major customers. This standard is effective for the Company's fiscal 1999 financial statements. Initial adoption of this standard may take place on an interim or year end basis.

     In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. The Company's consolidated financial statements will be required to include comprehensive income disclosures beginning with the first quarter of fiscal 1999. Restatement of prior period information will be made for comparative purposes.

     SFAS No. 132, 131 and 130 expand and modify financial statement disclosures and, accordingly, will have no impact on the Company's results of operations or financial position.

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

                        THE ESTEE LAUDER COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In November 1995, the Company completed an initial public offering of 17,606,252 shares of Class A Common Stock at an initial offering price of $26.00 per share. Of the 17,606,252 shares of Class A Common Stock offered, 2,731,252 shares were issued and sold by the Company and 14,875,000 shares were sold by members of the Lauder family. Prior to the Offering, there was no public market for the Company's common stock.

     The Company did not receive any of the proceeds from the sales of the shares sold by the Lauder family members. The net proceeds to the Company from the secondary and initial public offerings, after deducting applicable underwriting discounts and offering expenses, were $38.1 million and $59.3 million, respectively. These net proceeds to the Company were used for general corporate purposes and to repay short-term debt.

     During June 1998, members of the Lauder family sold 4,635,650 shares of Class A Common Stock. The Company did not receive any proceeds from the sale of these shares.

NOTE 3 -- ACQUISITION OF BUSINESSES

     In February 1998, the Company exercised its right to acquire the remaining equity interest in M.A.C for cash. The minority interest in M.A.C as of June 30, 1997 of $21.0 million is included in other noncurrent liabilities in the accompanying consolidated balance sheets.

     In December 1997, the Company acquired for cash the business of Aveda and certain of its affiliates ("Aveda"), a manufacturer and marketer of plant-based hair, skin, makeup and body care products. The purchase of Aveda was financed with proceeds received from borrowings under the Company's revolving credit facility, which was subsequently refinanced.

     In October 1997, the Company acquired Sassaby, Inc. ("Sassaby"), a marketer and distributor of youthful cosmetics, for cash and the assumption of employee stock options. The stock options were valued as of the date of acquisition and accounted for as part of the consideration given.

     The aggregate purchase price for these transactions, which includes acquisition costs, was approximately $464.4 million and each transaction was accounted for using the purchase method of accounting. Accordingly, the results of operations are included in the accompanying consolidated financial statements since the dates of original acquisition. Pro forma results of operations as if the Sassaby and Aveda acquisitions had been completed as of July 1, 1997 have not been presented, as the impact on the Company's results of operations would not have been material.

     In October 1995, the Company acquired a 100% interest in Bobbi Brown essentials, a line of professional color makeup and skin care products. The Company acquired the interest by issuing short-term notes, which matured in January 1996, and accounted for the transaction as a purchase. See Note 14 regarding additional contingent earn-out payments.

NOTE 4 -- SHORT-TERM DEBT

     Short-term debt consists of the following:

                                                            JUNE 30
                                                          ------------
                                                          1998   1997
                                                          -----  -----
                                                         (IN MILLIONS)
                                                         -------------
          Current portion of long-term debt.............. $ 5.0  $21.9
          Other notes payable............................   6.5    9.2
                                                          -----  -----
                                                          $11.5  $31.1
                                                          -----  -----
                                                          -----  -----

     As of June 30, 1998 and 1997 the Company had uncommitted lines of credit in the amount of $293.4 million, of which $287.0 and $284.0 was available, respectively. Borrowings under these lines during fiscal 1998 and 1997 carried an average interest rate of 9.2% and 8.6%, respectively. The monthly average

                        THE ESTEE LAUDER COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amount outstanding was approximately $72.1 million and $45.6 million and the annualized monthly weighted average interest rate was approximately 6.8% and 6.9%, during fiscal 1998 and 1997, respectively.

     In July 1996, the Company entered into a five year $400.0 million committed revolving credit facility, which includes a fee on the total commitment thereunder payable at an annual rate of .06%. Unused committed credit facilities available to the Company at June 30, 1998 amounted to $400.0 million. At
June 30, 1998 and 1997, the Company was in compliance with all related financial and other restrictive covenants, including limitations on indebtedness and liens.

NOTE 5 -- INCOME TAXES

     The provision for income taxes is comprised of the following:

                                             YEAR ENDED JUNE 30
                                           ----------------------
                                            1998    1997    1996
                                           ------  ------  ------
                                               (IN MILLIONS)
Current:
Federal................................... $ 98.8  $ 86.5  $ 65.0
Foreign...................................   60.3    69.5    69.8
State and local...........................   14.2     9.0     8.8
Deferred..................................  (12.2)  (12.6)   (5.3)
                                           ------  ------  ------
                                           $161.1  $152.4  $138.3
                                           ------  ------  ------
                                           ------  ------  ------

     A reconciliation between the provision for income taxes computed by applying the statutory Federal income tax rate to earnings before income taxes and minority interest and the actual provision for income taxes is as follows:

                                                           YEAR ENDED JUNE 30
                                                         ----------------------
                                                          1998    1997    1996
                                                         ------  ------  ------
                                                             (IN MILLIONS)
Provision for income taxes at statutory rate............ $141.0  $127.0  $109.6
Increase (decrease) due to:
  State and local income taxes, net of federal tax
     benefit............................................    9.2     5.9     5.7
  Effect of foreign operations..........................   (2.7)    7.1    10.5
  Domestic royalty expense not deductible for U.S. tax
     purposes...........................................    4.0     4.1     5.0
  Nondeductible expenses................................    5.9     3.1     3.0
  Other, net............................................    3.7     5.2     4.5
                                                         ------  ------  ------
Provision for income taxes.............................. $161.1  $152.4  $138.3
                                                         ------  ------  ------
                                                         ------  ------  ------
Effective tax rate......................................   40.0%   42.0%   44.2%
                                                         ------  ------  ------
                                                         ------  ------  ------

                        THE ESTEE LAUDER COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Significant components of the Company's deferred income tax assets and liabilities as of June 30, 1998 and 1997 were as follows:

                                                                  1998    1997
                                                                 ------  ------
                                                                 (IN MILLIONS)
Deferred tax assets:
  Deferred compensation and other payroll related expenses...... $ 38.2  $ 34.7
  Inventory obsolescence and other inventory related reserves...   43.9    42.3
  Pension plan reserves.........................................   18.3    11.0
  Postretirement benefit obligations............................   16.3    15.2
  Various accruals not currently deductible.....................   37.7    36.2
  Net operating loss and foreign tax credit carryforwards.......    8.6    15.1
  Other differences between tax and financial statement
     values.....................................................    6.3     2.8
                                                                 ------  ------
                                                                  169.3   157.3
Valuation allowance for deferred tax assets.....................   (8.6)   (9.0)
                                                                 ------  ------
     Total deferred tax assets..................................  160.7   148.3
                                                                 ------  ------
Deferred tax liabilities:
  Depreciation..................................................   (8.3)   (9.9)
  Domestic royalty expense......................................   (7.4)  (10.6)
  Other differences between tax and financial statement
     values.....................................................   (6.9)     --
                                                                 ------  ------
     Total deferred tax liabilities.............................  (22.6)  (20.5)
                                                                 ------  ------
       Net deferred tax assets.................................. $138.1  $127.8
                                                                 ------  ------
                                                                 ------  ------

     As of June 30, 1998 and 1997, the Company had current net deferred tax assets of $78.5 million and $67.9 million, respectively, which are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets, and noncurrent net deferred tax assets of $59.6 million and $59.9 million, respectively.

     Federal income and foreign withholding taxes have not been provided on $398.0 million, $332.0 million and $319.7 million of undistributed earnings of international subsidiaries at June 30, 1998, 1997 and 1996, respectively. The Company intends to permanently reinvest these earnings in its foreign operations, except where it is able to repatriate these earnings to the U.S. without any material incremental tax provision.

     As of June 30, 1998 and 1997, certain international subsidiaries had tax loss carryforwards for local tax purposes of approximately $28.7 million and $30.5 million, respectively. With the exception of $18.2 million of losses with an indefinite carryforward period as of June 30, 1998, these losses expire at various dates through fiscal 2006. The gross deferred tax assets recognized in connection with these tax loss carryforwards have been reduced to the extent to which benefit has been taken. A full valuation allowance has been provided against the remaining deferred tax assets relating to tax loss carryforwards.

     Earnings before income taxes and minority interest include amounts contributed by the Company's international operations of $250.8 million, $263.5 million and $196.1 million for fiscal 1998, 1997 and 1996, respectively.

                        THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -- OTHER ACCRUED LIABILITIES

     Other accrued liabilities consist of the following:

                                                           JUNE 30
                                                        --------------
                                                         1998    1997
                                                        ------  ------
                                                        (IN MILLIONS)
     Employee compensation............................. $169.8  $155.2
     Advertising and promotional accruals..............  167.0   177.2
     Other.............................................  200.6   172.8
                                                        ------  ------
                                                        $537.4  $505.2
                                                        ------  ------
                                                        ------  ------

NOTE 7 -- LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                      JUNE 30
                                                                   -------------
                                                                    1998   1997
                                                                   ------  -----
                                                                   (IN MILLIONS)

     Unsecured notes payable, due February 1, 2005, swapped to an effective interest rate of 6.69%............................. $405.0
     2% loan payable, due in installments through 2003............   25.0
     6.85% loan payable, due October 30, 1997.....................     --  $12.5
     6.99% loan payable, due October 30, 1997.....................     --    6.3
     Loan payable, due December 28, 1997..........................     --    3.1
                                                                   ------  -----
                                                                    430.0   21.9
     Less current maturities......................................    5.0   21.9
                                                                   ------  -----
                                                                   $425.0  $  --
                                                                   ------  -----
                                                                   ------  -----

     The Company entered into a 2% loan payable in Japan in the amount of 3.5 billion yen, equivalent to $25.0 million as of June 30, 1998. Principal repayments of 350 million yen, approximately $2.5 million, will be made semi-annually through 2003.

NOTE 8 -- FINANCIAL INSTRUMENTS

  DERIVATIVE FINANCIAL INSTRUMENT RISK

     The Company selectively uses a combination of derivative financial instruments to maintain the value-at-risk inherent in its foreign currency exposures within acceptable parameters, as determined by senior management. The purpose of this approach is to reduce the Company's exposure to market risk resulting from fluctuations in foreign exchange rates. Derivative financial instruments currently utilized by the Company principally include forward exchange contracts and purchased foreign currency options. Hedges are executed centrally to facilitate the netting of offsetting currency exposures, to ensure control over the use of derivative financial instruments and to minimize transaction costs. The Company does not hold or enter into financial instruments for trading or speculative purposes.

     The Company has a policy of only entering into contracts with counterparties that have at least an "A" (or equivalent) credit rating. The counterparties to these contracts are major financial institutions and the Company does not have significant exposure to any one counterparty. Management believes that risk of loss is remote and in any event would be immaterial.

                        THE ESTEE LAUDER COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  FOREIGN EXCHANGE RISK MANAGEMENT

     The Company enters into forward exchange contracts to hedge purchases, receivables and payables denominated in foreign currencies for periods consistent with its identified exposures. Gains and losses related to qualifying hedges of these exposures are deferred and recognized in operating income when the underlying hedged transaction occurs. The Company also enters into purchased foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. Any gains realized on such options that qualify as hedges are deferred and recognized in operating income when the underlying hedged transaction occurs. Foreign currency transactions which do not qualify as hedges are marked to market on a current basis with associated gains and losses reflected in operating income. In addition, any previously deferred gains and losses on hedges which are terminated prior to the transaction date are recognized in current income when the hedge is terminated. The contracts have varying maturities with none exceeding 24 months. Foreign currencies exchanged under these contracts are principally the Belgian franc, Japanese yen, German mark, Swiss franc, U.K. pound, Spanish peseta and Italian lira.

     Deferred unrealized gains and losses from derivative financial instruments are presented in the following table:

                                                JUNE 30
                        --------------------------------------------------------
                                   1998                          1997
                        --------------------------    --------------------------
                        NOTIONAL                      NOTIONAL
(IN MILLIONS)           AMOUNTS    GAINS    LOSSES    AMOUNTS    GAINS    LOSSES
---------------------   -------    -----    ------    -------    -----    ------
Forward exchange
  contracts..........   $237.1     $6.0      $0.7     $241.5     $6.9      $4.5
Foreign currency
  options............     77.1      3.0        --      114.6      1.6        --

  INTEREST RATE RISK MANAGEMENT

     The Company has entered into interest rate swaps to convert floating interest rate debt to fixed rate debt. These swap agreements are contracts to exchange floating rate for fixed rate interest payments periodically over the life of the agreements. Amounts currently due to or from interest swap counterparties are recorded in interest expense in the period in which they accrue. The related amounts payable to, or receivable from, the counterparties are included in other accrued liabilities. At June 30, 1998 the Company had interest rate swap agreements outstanding with a notional principal amount of $405.0 million.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and cash equivalents:

            The carrying amount approximates fair value, primarily because of the short maturity of cash equivalent instruments.

     Long-term debt:

            The fair value of the Company's long-term debt was estimated based on the current rates offered to the Company for debt with the same remaining maturities. Included in such amount is the fair value of the Company's interest rate swap agreements. Such fair value has been determined based upon estimated termination costs.

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

                        THE ESTEE LAUDER COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The estimated fair values of the Company's financial instruments are as follows:

                                                JUNE 30
                                ----------------------------------------
                                       1998                  1997
                                ------------------    ------------------
                                CARRYING     FAIR     CARRYING     FAIR
(IN MILLIONS)                   AMOUNT      VALUE     AMOUNT      VALUE
-----------------------------   --------    ------    --------    ------
NONDERIVATIVES
Cash and cash equivalents....    $277.5     $277.5     $255.6     $255.6
Long-term debt, including
  current portion............     430.0      437.5       21.9       21.9
Cumulative redeemable
  preferred stock............     360.0      366.0      360.0      359.0
DERIVATIVES
Foreign currency options.....       1.5        3.0        2.9        1.6
Forward exchange contracts...        --        5.3         --        2.4

NOTE 9 -- PENSION, DEFERRED COMPENSATION AND POSTRETIREMENT BENEFIT PLANS

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

  INTERNATIONAL PENSION PLANS

     The Company maintains International Pension Plans, the most significant of which are defined benefit pension plans. The Company's funding policy for these plans are determined by local tax laws and regulations.

  POSTRETIREMENT BENEFITS

     The Company maintains a contributory postretirement benefit plan, which provides certain medical and dental benefits to eligible employees. Retired employees who are receiving monthly pension benefits are eligible for participation in the plan. Contributions required and benefits received by retirees and eligible family members are dependent on the age of the retiree. It is the Company's practice to fund these benefits as incurred. Certain of the Company's international subsidiaries and affiliates have postretirement plans, although most participants are covered by government sponsored or administered programs. The cost of the Company-sponsored programs is not significant.

                        THE ESTEE LAUDER COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The significant components of the above mentioned plans as of and for the year ended June 30 are summarized as follows:

                                                                   OTHER THAN
                                         PENSION PLANS           PENSION PLANS
                                 ------------------------------  --------------
                                      U.S.       INTERNATIONAL   POSTRETIREMENT
                                 --------------  --------------  --------------
(IN MILLIONS)                     1998    1997    1998    1997    1998    1997
-------------------------------- ------  ------  ------  ------  ------  ------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning
  of year....................... $177.0  $159.0  $ 87.2  $ 79.7  $ 37.1  $ 33.9
  Service cost..................    8.6     7.5     5.6     7.0     1.8     1.7
  Interest cost.................   13.6    11.9     5.2     4.8     2.7     2.6
  Plan participants'
    contributions...............     --      --     1.1     1.1     0.2     0.1
  Actuarial (gain)/loss.........   28.6    16.7     9.7     3.9    (1.6)     --
  Foreign currency exchange rate
    impact......................     --      --    (7.1)   (5.3)     --      --
  Benefits paid.................  (15.2)  (18.1)   (4.0)   (4.4)   (1.2)   (1.2)
  Other.........................     --      --    (0.4)    0.4      --      --
                                 ------  ------  ------  ------  ------  ------
Benefit obligation at end of
  year..........................  212.6   177.0    97.3    87.2    39.0    37.1
                                 ------  ------  ------  ------  ------  ------
CHANGE IN PLAN ASSETS:
Fair value of plan assets at
  beginning of year.............  119.2   119.0    90.0    74.9      --      --
  Actual return on plan
    assets......................   13.8    11.2    12.1    12.4      --      --
  Foreign currency exchange rate
    impact......................     --      --    (7.1)   (2.0)     --      --
  Employer contributions........   10.4     7.1     7.0     6.9     1.0     1.1
  Plan participants'
    contributions...............     --      --     1.1     1.1     0.2     0.1
  Benefits paid from plan
    assets......................  (15.2)  (18.1)   (3.8)   (3.3)   (1.2)   (1.2)
  Other.........................     --      --    (0.4)     --      --      --
                                 ------  ------  ------  ------  ------  ------
Fair value of plan assets at end
  of year.......................  128.2   119.2    98.9    90.0      --      --
                                 ------  ------  ------  ------  ------  ------
Funded status...................  (84.4)  (57.8)    1.6     2.8   (39.0)  (37.1)
Unrecognized net actuarial
  (gain)/loss...................   35.8    11.3    (8.2)  (11.1)   (0.7)    0.9
Unrecognized prior service
  cost..........................    4.4     4.7     1.9     2.1    (0.3)   (0.3)
Unrecognized net transition
  (asset)/obligation............   (7.3)   (8.7)    1.6     2.3      --      --
                                 ------  ------  ------  ------  ------  ------
Accrued benefit cost............ $(51.5) $(50.5) $ (3.1) $ (3.9) $(40.0) $(36.5)
                                 ------  ------  ------  ------  ------  ------
                                 ------  ------  ------  ------  ------  ------
AMOUNTS RECOGNIZED IN THE
  STATEMENT OF FINANCIAL
  POSITION CONSIST OF:
  Prepaid benefit cost..........                 $ 18.1  $ 16.3
  Accrued benefit liability..... $(54.9) $(50.5)  (21.3)  (20.2) $(40.0) $(36.5)
  Intangible asset..............    3.4      --     0.1      --      --      --
                                 ------  ------  ------  ------  ------  ------
  Net amount recognized......... $(51.5) $(50.5) $ (3.1) $ (3.9) $(40.0) $(36.5)
                                 ------  ------  ------  ------  ------  ------
                                 ------  ------  ------  ------  ------  ------

                        THE ESTEE LAUDER COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                             OTHER THAN
                                                             PENSION PLANS                                 PENSION PLANS
                               -------------------------------------------------------------------------  ----------------
                                             U.S.                             INTERNATIONAL                POSTRETIREMENT
                               ---------------------------------  --------------------------------------  ----------------
                                   1998          1997      1996       1998         1997         1996      1998  1997  1996
                               -------------  -----------  -----  ------------  -----------  -----------  ----  ----  ----
WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate.................         6.75%        7.75%   7.75%  3.0 - 12.0%  3.5 - 12.0%  4.5 - 12.0%  6.75% 7.75% 8.00%
Expected return on
  assets......................         9.00%        9.00%   9.00% 3.75 - 12.0%  3.5 - 12.0%  4.5 - 12.0%   N/A   N/A   N/A
Rate of compensation
  increase.................... 4.75 - 10.75%  6.0 - 12.0%   7.00%   2.0 - 9.5%   2.5 - 9.5%   3.5 - 9.5%   N/A   N/A   N/A
COMPONENTS OF NET PERIODIC
  BENEFIT COST (IN MILLIONS)
Service cost, net............. $         8.6  $       7.5  $ 8.5  $        5.6  $       7.0  $       7.9  $1.8  $1.7  $1.7
Interest cost.................          13.6         11.9   11.5           5.2          4.8          4.8   2.7   2.6   2.2
Expected return on assets.....          (9.8)        (9.5) (8.7)          (5.3)        (5.3)        (5.0)   --    --    --
Amortization of:
  Transition (asset)/
    obligation................          (1.4)        (1.4) (1.6)           0.2          0.3          0.3    --    --    --
  Prior service cost..........           0.3          0.3    0.3           0.1          0.1          0.1    --    --    --
  Actuarial loss (gain).......           0.1           --     --            --           --         (0.3)   --    --    --
Settlement gains..............            --           --  (3.1)            --           --           --    --    --    --
Curtailment gains.............            --           --  (5.0)            --           --           --    --    --    --
Special termination
  benefits....................            --           --   15.4            --           --           --    --    --    --
                               -------------  -----------  -----  ------------  -----------  -----------  ----  ----  ----
Net periodic
  benefit cost................ $        11.4  $       8.8  $17.3  $        5.8  $       6.9  $       7.8  $4.5  $4.3  $3.9
                               -------------  -----------  -----  ------------  -----------  -----------  ----  ----  ----
                               -------------  -----------  -----  ------------  -----------  -----------  ----  ----  ----

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates for fiscal 1998 would have the following effects:

                                   ONE-PERCENTAGE-POINT    ONE-PERCENTAGE-POINT
(IN MILLIONS)                        INCREASE                DECREASE
--------------------------------   --------------------    --------------------
Effect on total service and
  interest cost comparison......           $0.9                   $ (0.5)
                                           ----                   ------
Effect on postretirement benefit
  obligation....................           $4.4                   $ (4.3)
                                           ----                   ------

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for certain U.S. and international pension plans with accumulated benefit obligations in excess of the plans' assets at June 30 are as follows:

                                                                    OTHER THAN
                                           PENSION PLANS          PENSION PLANS
                                    ----------------------------  --------------
                                        U.S.       INTERNATIONAL  POSTRETIREMENT
                                    -------------  -------------  --------------
(IN MILLIONS)                        1998   1997   1998    1997   1998     1997
----------------------------------- ------  -----  -----   -----  -----    -----
Projected benefit obligation....... $212.6  $24.8  $18.3   $21.5     --       --
Accumulated benefit obligation..... $162.4  $17.1  $14.8   $15.8     --       --
Fair value of plan assets.......... $128.2     --     --      --     --       --

     Primarily due to the change in the discount rate, the Retirement Growth Account Plan's accumulated benefit obligation exceeded plan assets by $7.3 million as of June 30, 1998. The unfunded Restoration Plan's accumulated benefit obligation was $26.9 million and $17.1 million as of June 30, 1998 and 1997, respectively.

                        THE ESTEE LAUDER COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  INCENTIVE THRIFT PLAN (U.S.)

     The Company's Incentive Thrift Plan ("Thrift Plan") is a contributory defined contribution plan covering substantially all regular full-time U.S. employees who have completed one year of service, as defined by the plan document. The Thrift Plan is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974 as amended and subsequent pension legislation. The Company matches a portion of the participant's contributions under a predetermined formula based on the participant's contribution level and years of service. The Company's contributions were approximately $4.6 million for the fiscal year ended June 30, 1998 and $4.5 million in both fiscal 1997 and 1996.

  DEFERRED COMPENSATION

     The Company accrues for deferred compensation and interest thereon and for the increase in the value of share units pursuant to agreements with certain key executives. The amounts accrued under these plans were $61.9 million and $50.8 million as of June 30, 1998 and 1997, respectively. The expense for fiscal 1998, 1997 and 1996 was $11.6 million, $7.8 million and $8.1 million, respectively.

NOTE 10 -- POSTEMPLOYMENT BENEFITS OTHER THAN TO RETIREES

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

NOTE 11 -- $6.50 CUMULATIVE REDEEMABLE PREFERRED STOCK, AT REDEMPTION VALUE

     As of June 30, 1998, the Company's authorized capital stock included
23.6 million shares of preferred stock, par value $.01 per share, of which
3.6 million shares are designated as $6.50 Cumulative Redeemable Preferred Stock, all of which are issued and outstanding. The preferred stock was issued in June 1995 in exchange for nonvoting common stock of the Company owned by The Estee Lauder 1994 Trust.

     Holders of the $6.50 Cumulative Redeemable Preferred Stock are entitled to receive cumulative cash dividends at a rate of $6.50 per annum per share payable in quarterly installments. Such dividends have preference over all other dividends of stock issued by the Company. Shares are subject to mandatory redemption on June 30, 2005 at a redemption price of $100 per share. Following such date and so long as such mandatory redemption obligations have not been discharged in full, no dividends may be paid or declared upon the Class A or Class B Common Stock, or on any other capital stock ranking junior to or in parity with such $6.50 Cumulative Redeemable Preferred Stock and no shares of Class A or Class B Common Stock or such junior or parity stock may be redeemed or acquired for any consideration by the Company. Under certain circumstances, the Company may redeem the stock, in whole or in part, prior to the mandatory redemption date. Holders of such stock may put such shares to the Company at a price of $100 per share after June 30, 2000 and upon the occurrence of certain circumstances.

     The Company recorded the $6.50 Cumulative Redeemable Preferred Stock at its redemption value of $360.0 million and charged this amount, net of the par value of the prior Class B nonvoting Common Stock exchanged, to stockholders' equity in fiscal 1995.

NOTE 12 -- COMMON STOCK

     As of June 30, 1998, the Company's authorized common stock consists of 300 million shares of Class A Common Stock, par value $.01 per share, and 120 million shares of Class B Common Stock, par value $.01 per share. Class B Common Stock is convertible into Class A Common Stock, in whole or in part, at any time and from time to time at the option of the holder, on the basis of one share of Class A Common Stock for each share

                        THE ESTEE LAUDER COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of Class B Common Stock converted. Holders of the Company's Class A Common Stock are entitled to one vote per share and holders of the Company's Class B Common Stock are entitled to ten votes per share.

     The Company's previously outstanding participating Class I preferred stock dividend was the greater of $4.0 million or a predetermined percentage of the net earnings of Clinique Laboratories, Inc., a subsidiary of the Company. In fiscal 1996 dividends of $33.8 million were declared.

     Information about the Company's common stock outstanding is as follows:

                                                      CLASS A      CLASS B
                                                      --------     --------
                                                      (SHARES IN THOUSANDS)
     BALANCE AT JUNE 30, 1996........................ 60,458.2     56,839.7
     Common stock issued.............................    849.8           --
     Share grants....................................      3.7           --
     Stock option programs...........................    125.0           --
                                                      --------     --------
     BALANCE AT JUNE 30, 1997........................ 61,436.7     56,839.7
     Common stock issued.............................       --           --
     Share grants....................................      0.6           --
     Stock option programs...........................     30.6           --
                                                      --------     --------
     BALANCE AT JUNE 30, 1998........................ 61,467.9     56,839.7
                                                      --------     --------
                                                      --------     --------

NOTE 13 -- STOCK PROGRAMS

     In conjunction with its initial public offering, the Company established the Fiscal 1996 Share Incentive Plan (the "Plan") and, additionally, made available stock options and share units that were, or will be, granted pursuant to certain employment agreements. At June 30, 1998, the Company has two principal stock-based compensation programs, which are described below.

     Total compensation expense attributable to the granting of share units was $5.5 million, $3.0 million and $3.7 million in fiscal 1998, 1997 and 1996, respectively.

  SHARE INCENTIVE PLAN

     The Company's Plan provides for the issuance of stock options, stock appreciation rights and other stock awards to key employees and non-employee directors of the Company. The Company reserved 4,225,000 shares of its Class A Common Stock pursuant to this Plan. The exercise period for all stock options generally may not exceed ten years from the date of grant. Pursuant to the Plan, stock option awards in respect of 687,500 and 777,000 shares were granted in fiscal 1998 and 1997, respectively. These awards generally become exercisable at various times beginning January 1, 1999 and expire through February 2008.

     In addition to awards made by the Company, certain outstanding stock options were assumed as part of the October 1997 acquisition of Sassaby, as discussed in Note 3. These options were converted into options to acquire an aggregate of approximately 110,600 shares of the Company's Class A Common Stock carrying an exercise price corresponding to the value that existed in the Sassaby options. Approximately 29,600 shares of common stock have been issued upon exercise of these options, and an additional 27,900 were exercisable as of June 30, 1998, and the remainder become exercisable periodically through June 2001 and will expire through May 2007.

  EXECUTIVE EMPLOYMENT AGREEMENTS

     The Company has reserved 5,700,000 shares of its Class A Common Stock which are available to be granted in accordance with employment agreements entered into with certain key executives. Pursuant to such employment agreements, stock option awards in respect of 987,500 shares were granted in both fiscal 1998 and 1997, and approximately 30,600, 38,600 and 58,000 share units were granted in fiscal 1998, 1997 and 1996, respectively. The stock options may be exercised in installments at various times through July 2007, while the

                        THE ESTEE LAUDER COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

share units will be paid out in shares of Class A Common Stock at a time to be determined by the Company, but no later than 90 days subsequent to the termination of employment of the executive.

     A summary of the Company's stock option programs as of June 30, 1998, 1997 and 1996, and changes during the years then ended, is presented below:

                                                 1998                           1997                           1996
                                      ---------------------------    ---------------------------    ---------------------------
                                                 WEIGHTED-AVERAGE               WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
(SHARES IN THOUSANDS)                 SHARES     EXERCISE PRICE      SHARES     EXERCISE PRICE      SHARES     EXERCISE PRICE
-----------------------------------   -------    ----------------    -------    ----------------    -------    ----------------
Outstanding at beginning of year...   4,733.5         $31.98         3,131.5         $26.00              --             --
  Granted at fair value............   1,675.0          50.34         1,764.5          42.98         3,140.0         $26.00
  Assumed..........................     110.6           5.82              --             --              --             --
  Exercised........................     (30.6)          7.02          (125.0)         39.30              --             --
  Cancelled or Expired.............        --             --           (37.5)         26.00            (8.5)         26.00
                                      -------                        -------                        -------
Outstanding at end of year.........   6,488.5          36.39         4,733.5          31.98         3,131.5          26.00
                                      -------                        -------                        -------
                                      -------                        -------                        -------
Options exercisable at year-end....      30.9           7.68              --             --            25.0          26.00
                                      -------                        -------                        -------
                                      -------                        -------                        -------
Weighted-average fair value of
  options granted during
  the year.........................   $ 17.62                        $ 14.61                        $  8.36
                                      -------                        -------                        -------
                                      -------                        -------                        -------
Weighted-average fair value of
  options assumed during
  the year.........................   $ 37.88                        $    --                        $    --
                                      -------                        -------                        -------
                                      -------                        -------                        -------

     The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for stock options and share units granted under these programs. Under APB Opinion No. 25, no compensation cost is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost has been recognized. SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company's stock option programs had been determined in accordance with the fair value method prescribed therein.

     Had compensation cost for these programs been determined based upon the fair value at the grant dates consistent with SFAS No. 123, the Company's pro forma net earnings and net earnings per common share would have been as follows:

                                                            YEAR ENDED JUNE 30
                                                          ----------------------
                                                           1998    1997    1996
                                                          ------  ------  ------
                                                           (IN MILLIONS, EXCEPT
                                                             PER SHARE DATA)
Net earnings................................ As reported  $236.8  $197.6  $160.4
                                               Pro forma   219.1   182.3   144.7
Net earnings per common share -- basic...... As reported  $ 1.80  $ 1.48  $ 1.18
                                               Pro forma    1.65    1.35    1.04
Net earnings per common share -- diluted.... As reported  $ 1.78  $ 1.47  $ 1.17
                                               Pro forma    1.63    1.34    1.04

                        THE ESTEE LAUDER COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                     YEAR ENDED JUNE 30
                                                  -------------------------
                                                   1998     1997     1996
                                                  -------  -------  -------
     Expected volatility.........................   26%      23%      23%
     Average expected option life................ 7 years  7 years  7 years
     Average risk free interest rate.............  6.3%     6.6%     5.9%
     Dividend yield..............................  1.0%     1.0%     1.0%

     Summarized information about the Company's stock options outstanding and exerciseable at June 30, 1998 is as follows:

                                 OUTSTANDING                    EXERCISABLE
                       --------------------------------    ---------------------
                                     AVERAGE    AVERAGE                 AVERAGE
EXERCISE PRICE RANGE   OPTIONS(a)    LIFE(b)    PRICE(c)   OPTIONS(a)   PRICE(c)
--------------------   ----------    -------    -------    ----------   -------
$4.13 to $6.20......        81.0       8.9      $ 5.89         27.9     $  5.71
$26.00 to $41.625...     3,086.0       7.4       26.09          3.0       26.00
$42.625 to
  $59.625...........     3,321.5       8.5       46.71           --          --
                        --------                             ------
$4.13 to $59.625....     6,488.5       8.0       36.39         30.9        7.68
                        --------                             ------
                        --------                             ------

------------------
(a) Shares in thousands.

(b) Weighted average contractual life remaining in years.

(c) Weighted average exercise price.

     Subsequent to June 30, 1998, the Company granted options under the terms of the share incentive plan and executive employment agreements described above to purchase an additional 742,000 shares and 825,000 shares, respectively, of the Company's Class A Common Stock with an exercise price equal to fair market value on the date of grant. In addition, the Company granted 23,247 and 20,000 share units to two key executives pursuant to the executive's employment agreement and the share incentive plan, respectively.

NOTE 14 -- COMMITMENTS AND CONTINGENT LIABILITIES

     Total rental expense included in the accompanying consolidated statements of earnings was $79.6 million in fiscal 1998, $77.3 million in fiscal 1997 and $83.2 million in fiscal 1996. At June 30, 1998, the future minimum rental commitments under long-term operating leases are as follows:

               YEAR ENDING JUNE 30   (IN MILLIONS)
               -------------------
               1999...............      $  56.7
               2000...............         49.0
               2001...............         41.9
               2002...............         36.7
               2003...............         33.0
               Thereafter.........        116.4
                                        -------
                                        $ 333.7
                                        -------
                                        -------

     In connection with the fiscal 1996 acquisition of Bobbi Brown essentials described in Note 3, the Company will likely be required to make additional contingent earn-out payments beginning in fiscal 1999.

     The Company is involved in various routine legal proceedings incident to the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on its results of operations or financial condition.

                        THE ESTEE LAUDER COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 -- NET UNREALIZED INVESTMENT GAINS

     Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," available-for-sale securities are recorded at market value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. The Company's noncurrent investments subject to the provisions of SFAS No. 115 are treated as available-for-sale and, accordingly, the applicable investments have been adjusted to market value with a corresponding adjustment to net unrealized investment gains in stockholders' equity. Unrealized investment gains (net of deferred taxes) included in stockholders' equity amounted to $5.8 million and $2.9 million at June 30, 1998 and 1997, respectively.

NOTE 16 -- STATEMENT OF CASH FLOWS

  SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTIONS

     As discussed in Notes 3 and 13, consideration for the October 1997 acquisition of Sassaby included $4.3 million representing the value of stock options assumed. Such amount was calculated as the aggregate difference between the exercise prices of the options and the fair market value of the Sassaby stock on the date of acquisition.

     In November 1995, the Company effected the Recapitalization, as previously described under "Principles of Consolidation," see Note 1.

     In November 1995, the Company declared a special dividend consisting of interests in corporations and partnerships holding certain assets having a fair value of $19.6 million.

NOTE 17 -- SEGMENT INFORMATION

     The Company operates on a worldwide basis in one business segment, the manufacturing and marketing of skin care, makeup, fragrance and hair care products.

     Information related to the Company's geographic segments for the three years ended June 30, 1998 is as follows:

                                                                   YEAR ENDED OR AT JUNE 30
                                      ----------------------------------------------------------------------------------
                                               NET SALES               OPERATING INCOME         IDENTIFIABLE ASSETS
                                      ----------------------------  ----------------------  ----------------------------
                                        1998      1997      1996     1998    1997    1996     1998      1997      1996
                                      --------  --------  --------  ------  ------  ------  --------  --------  --------
                                                                        (IN MILLIONS)
The Americas
  United States...................... $2,075.7  $1,814.7  $1,683.0  $219.0  $159.1  $114.4  $1,699.3  $1,056.6  $  948.4
  Other Americas.....................    129.0     124.7     116.4    29.0    30.8    18.6     104.6     113.7      90.5
                                      --------  --------  --------  ------  ------  ------  --------  --------  --------
  Total Americas.....................  2,204.7   1,939.4   1,799.4   248.0   189.9   133.0   1,803.9   1,170.3   1,038.9
Europe, the Middle East & Africa.....    960.8     909.3     855.9   131.3   122.7   115.5     541.2     493.7     513.2
Asia/Pacific.........................    452.5     532.9     539.2    29.8    46.5    61.8     167.7     209.1     227.3
                                      --------  --------  --------  ------  ------  ------  --------  --------  --------
Total................................ $3,618.0  $3,381.6  $3,194.5  $409.1  $359.1  $310.3  $2,512.8  $1,873.1  $1,779.4
                                      --------  --------  --------  ------  ------  ------  --------  --------  --------
                                      --------  --------  --------  ------  ------  ------  --------  --------  --------

                        THE ESTEE LAUDER COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 -- UNAUDITED QUARTERLY FINANCIAL DATA

     The following summarizes the unaudited quarterly operating results of the Company for the years ended June 30, 1998 and 1997:

                                        QUARTER ENDED
                      --------------------------------------------------
                      SEPTEMBER 30    DECEMBER 31    MARCH 31    JUNE 30    TOTAL YEAR
                      ------------    -----------    --------    -------    ----------
                             (IN MILLIONS, EXCEPT PER SHARE DATA)
FISCAL 1998
Net sales..........      $900.6        $ 1,000.9      $871.5     $ 845.0     $3,618.0
Gross profit.......       696.2            771.6       676.4       654.3      2,798.5
Operating income...       106.0            144.9        80.8        77.4        409.1
Net earnings.......        61.8             85.3        45.7        44.0        236.8
Basic EPS..........         .47              .67         .34         .32         1.80
Diluted EPS........         .47              .66         .33         .32         1.78

FISCAL 1997
Net sales..........      $872.8        $   941.5      $791.4     $ 775.9     $3,381.6
Gross profit.......       673.0            723.9       624.1       595.5      2,616.5
Operating income...       101.3            125.9        68.9        63.0        359.1
Net earnings.......        52.7             69.9        38.3        36.7        197.6
Basic EPS..........         .40              .54         .28         .26         1.48
Diluted EPS........         .40              .54         .27         .26         1.47

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To The Estee Lauder Companies Inc.:

     We have audited, in accordance with generally accepted auditing standards, the financial statements of
The Estee Lauder Companies Inc. and subsidiaries included in this Annual Report on Form 10-K and have issued our report thereon dated August 11, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. This schedule (Schedule II--Valuation and Qualifying Accounts) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

New York, New York                             ARTHUR ANDERSEN LLP
August 11, 1998

                        THE ESTEE LAUDER COMPANIES INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                        THREE YEARS ENDED JUNE 30, 1998
                                 (IN MILLIONS)

--------------------------------------------------------------------------------------------------------------
                COL. A                    COL. B                  COL. C              COL. D         COL. E
--------------------------------------------------------------------------------------------------------------
                                                                ADDITIONS
                                                         ------------------------
                                                                         (2)
                                                           (1)         CHARGED TO
                                          BALANCE        CHARGED TO     OTHER                        BALANCE
                                         AT BEGINNING    COSTS AND     ACCOUNTS --   DEDUCTIONS --   AT END OF
             DESCRIPTION                 OF PERIOD       EXPENSES      DESCRIBE      DESCRIBE        PERIOD
--------------------------------------------------------------------------------------------------------------
Reserves deducted in the balance sheet
  from the assets to which they apply:

Allowance for doubtful accounts:
  Year ended June 30, 1998............      $ 36.4         $ 25.4            --         $ 18.2(a)      $43.6
                                            ------         ------                       ------         -----
                                            ------         ------                       ------         -----
  Year ended June 30, 1997............      $ 32.8         $ 23.6            --         $ 20.0(a)      $36.4
                                            ------         ------                       ------         -----
                                            ------         ------                       ------         -----
  Year ended June 30, 1996............      $ 30.8         $ 22.0            --         $ 20.0(a)      $32.8
                                            ------         ------                       ------         -----
                                            ------         ------                       ------         -----

------------------
(a) Includes amounts written-off, net of recoveries.

                        THE ESTEE LAUDER COMPANIES INC.

                               INDEX TO EXHIBITS

Exhibit
Number                         Description
------                         -----------

3.1 Form of Restated Certificate of Incorporation (filed as Exhibit 3.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (No. 33-97180) on November 13, 1995 (the "S-1") ).*

3.2      Form of Amended and Restated By-laws (filed as Exhibit 3.2 to the
         S-1).*

10.1     Form of Stockholders' Agreement (filed as Exhibit 10.1 to the S-1).*

10.1a Amendment No. 1 to Stockholders' Agreement (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).*

10.1b Amendment No. 2 to Stockholders' Agreement (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 (the "FY 1997 Q2 10-Q")).*

10.1c Amendment No. 3 to Stockholders' Agreement (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (the "FY 1997 Q3 10-Q")).*

10.2     Form of Registration Rights Agreement (filed as Exhibit 10.2 to the
         S-1).*

10.2a    First Amendment to Registration Rights Agreement (filed as Exhibit
         10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996).*

10.2b    Second Amendment to Registration Rights Agreement (filed as Exhibit
         10.1 to the FY 1997 Q3 10-Q).*

10.3     Fiscal 1996 Share Incentive Plan (filed as Exhibit 10.3 to the S-1).*
         +

10.4     The Estee Lauder Inc. Retirement Growth Account Plan (filed as
         Exhibit 10.4 to the S-1).* +

10.5     The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as
         Exhibit 10.5 to the S-1).* +

10.6     Annual Incentive Plan (filed as Exhibit 10.6 to the S-1).* +

10.7 Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.7 to the S-1).* +

10.8 Employment Agreement with Ronald S. Lauder (filed as Exhibit 10.8 to the S-1).* +

10.9 Employment Agreement with Fred H. Langhammer (filed as Exhibit 10.9 to the S-1).* +

Exhibit
Number                         Description
------                         -----------

10.10 Employment Agreement with Daniel J. Brestle (filed as Exhibit 4(h) to the Company's Registration Statement on Form S-8 (No. 33-99554) on November 17, 1995 (the "S-8")).* +

10.11 Employment Agreement with Robin R. Burns (filed as Exhibit 4(g) to the S-8).* +

10.12 Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).* +

10.13    Employment Agreement, as amended, with Saul H. Magram (filed as
         Exhibit 10.10 to the S-1).* +

10.14 Employment Agreement with Jeanette S. Wagner (filed as Exhibit 4(i) to the S-8).* +

10.15 Form of Deferred Compensation Agreement with Outside Directors (filed as Exhibit 10.1 to the FY 1997 Q2 10-Q).*+

10.16 Term Loan Agreement, dated as of January 28, 1998, among The Estee Lauder Companies Inc., as borrower, Estee Lauder Inc., as guarantor, and Morgan Guaranty Trust Company of New York, The Chase Manhattan Bank and Citibank, N.A. (filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).*

21.1     List of significant subsidiaries of the Company.

23.1     Consent of Arthur Andersen LLP.

24.1     Power of Attorney.

27.1     Financial Data Schedule.

  -----------
*  Incorporated herein by reference.

+  Exhibit is a management contract or compensatory plan or arrangement.

     (b) Registrant filed no reports on Form 8-K during the last quarter of the period covered by this report.