Form 10-Q
period 1998-09-30
ESTEE LAUDER COMPANIES INC
filed 1998-10-28
CIK 1001250

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

                For the quarterly period ended September 30, 1998

                                       OR

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


At October 22, 1998, 61,233,521 shares of the registrant's Class A Common Stock, $.01 par value, and 56,839,667 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding.

================================================================================

                         THE ESTEE LAUDER COMPANIES INC.


                                      INDEX

                                                                                                          Page
Part I. Financial Information

         Consolidated Statements of Earnings --
              Three Months Ended September 30, 1998 and 1997...........................................      2

         Management's Discussion and Analysis of
              Financial Condition and Results of Operations............................................      3

         Consolidated Balance Sheets --
              September 30, 1998 and June 30, 1998.....................................................      9

         Consolidated Statements of Cash Flows --
              Three Months Ended September 30, 1998 and 1997...........................................     10

         Notes to Consolidated Financial Statements....................................................     11

Part II. Other Information.............................................................................     14


                         THE ESTEE LAUDER COMPANIES INC.

                          PART I. FINANCIAL INFORMATION

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                                                                        Three Months Ended
                                                                                           September 30
                                                                                      ---------------------
                                                                                        1998          1997
                                                                                      -------       -------

                                                                               (In millions, except per share data)

Net Sales..................................................................            $ 997.0       $ 900.6
Cost of sales..............................................................              229.6         204.4
                                                                                       -------       -------
Gross Profit...............................................................              767.4         696.2
                                                                                       -------       -------

Selling, general and administrative expenses:
   Selling, general and administrative.....................................              638.2         582.2
   Related party royalties.................................................                7.6           8.0
                                                                                       -------       -------
                                                                                         645.8         590.2
Operating Income...........................................................              121.6         106.0

Interest (expense) income, net.............................................               (6.1)          1.0
                                                                                       -------       -------
Earnings before Income Taxes and Minority Interest.........................              115.5         107.0

Provision for income taxes.................................................               43.9          42.8
Minority interest..........................................................                -            (2.4)
                                                                                       -------       -------
Net Earnings...............................................................               71.6          61.8

Preferred stock dividends..................................................                5.9           5.9
                                                                                       -------       -------
Net Earnings Attributable to Common Stock..................................            $  65.7       $  55.9
                                                                                       =======       =======

Net earnings per common share
  Basic....................................................................            $   .55       $   .47
  Diluted..................................................................                .55           .47
Weighted average common shares outstanding
  Basic....................................................................              118.5         118.4
  Diluted..................................................................              120.1         119.3

Cash dividends declared per common share...................................            $  .085       $  .085


                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Estee Lauder Companies Inc. and its subsidiaries (collectively, the "Company") manufacture skin care, makeup, fragrance and hair care products which are distributed in over 100 countries and territories. The following is a comparative summary of operating results for the three months ended September 30, 1998 and 1997:

                                                                                         Three Months Ended
                                                                                            September 30
                                                                                      -----------------------
                                                                                        1998           1997
                                                                                      --------       --------
                                                                                          (In millions)
NET SALES
   By Region:
      The Americas.........................................................           $  656.3       $  562.4
      Europe, the Middle East & Africa.....................................              244.9          223.9
      Asia/Pacific.........................................................               95.8          114.3
                                                                                      --------       --------
                                                                                      $  997.0       $  900.6
                                                                                      ========       ========

   By Product Category:
      Skin Care............................................................           $  304.9       $  299.2
      Makeup...............................................................              371.2          327.0
      Fragrance............................................................              295.8          270.7
      Hair Care............................................................               25.1            3.7
                                                                                      --------       --------
                                                                                      $  997.0       $  900.6
                                                                                      ========       ========

OPERATING INCOME
   The Americas............................................................               92.9           80.6
   Europe, the Middle East & Africa........................................               25.2           22.9
   Asia/Pacific............................................................                3.5            2.5
                                                                                      --------       --------
                                                                                      $  121.6       $  106.0
                                                                                      ========       ========

The following table sets forth certain earnings data as a percentage of net sales:

                                                                                         Three Months Ended
                                                                                            September 30
                                                                                        ---------------------
                                                                                         1998           1997
                                                                                        ------         ------
Net sales..................................................................              100.0%         100.0%
Cost of sales..............................................................               23.0           22.7
                                                                                        ------         ------
Gross profit...............................................................               77.0           77.3
                                                                                        ------         ------
Selling, general and administrative expenses:
   Selling, general and administrative.....................................               61.0           62.4
   Related party royalties.................................................                0.8            0.9
                                                                                        ------         ------
                                                                                          61.8           63.3
                                                                                        ------         ------
Earnings before interest, taxes, depreciation and
  amortization (EBITDA)....................................................               15.2           14.0
Depreciation and amortization..............................................                3.0            2.2
                                                                                        ------         ------
Operating income...........................................................               12.2           11.8
Interest (expense) income, net.............................................               (0.6)           0.1
                                                                                        ------         ------
Earnings before income taxes and minority interest.........................               11.6           11.9
Provision for income taxes.................................................                4.4            4.8
Minority interest..........................................................                -             (0.2)
                                                                                        ------         ------
Net earnings...............................................................                7.2%           6.9%
                                                                                        ======         ======

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Three months Fiscal 1999 compared with 1998

NET SALES

Net sales increased 11% or $96.4 million to $997.0 million for the three months ended September 30, 1998 as compared with the same prior-year period. The increase in net sales is primarily due to strong sales of recently introduced products, both domestically and internationally, as well as the inclusion of sales from Aveda and Sassaby which were acquired after the first quarter of fiscal 1998. The strength of the U.S. dollar had an unfavorable impact of approximately $20 million on net sales for the current three-month period as compared to $32 million in the same prior-year period. The U.S. dollar strengthened against most Far East currencies contributing to the unfavorable impact on net sales, offset in part by a weaker dollar against European currencies.
Excluding the impact of foreign currency translation, net sales increased 13%.

PRODUCT CATEGORIES

Skin Care
Net sales of skin care products increased 2% or $5.7 million to $304.9 million for the three months ended September 30, 1998 as compared with the same prior-year period. The increase in sales primarily related to the success of recent product launches partially offset by the translation of a stronger U.S. dollar against the Japanese yen. Sales of skin care products are affected significantly by changes in Asian currency translation rates due to the high concentration of products sold in the Far East region. Excluding the impact of foreign currency translation, skin care sales for the three months ended September 30, 1998 increased 5% as compared with the same prior-year period. The comparison of the three months ended September 30, 1998 with the same prior-year period reflects the inclusion of recently introduced products such as Diminish and All About Eyes, partially offset by lower sales of Fruition Extra and Advanced Night Repair.

Makeup
Net sales of makeup products increased 14% or $44.2 million to $371.2 million for the three months ended September 30, 1998 as compared with the same prior-year period. Higher makeup product sales were due to the successful first quarter launch of Quickliner for Eyes and Photochrome partially offset by the launch of Individualist Mascara in the same prior-year period. Increases also relate to the recent introduction of Two-In-One Eyeshadow, Smudgesicles, Minute Makeup and Superlast Cream Lipstick.

Fragrance
Net sales of fragrance products increased 9% or $25.1 million to $295.8 million for the three months ended September 30, 1998 as compared to the same prior-year period. The increase is primarily due to the launch of Dazzling Gold and Dazzling Silver, as well as the European introduction of Kiton Napoli. Additionally, fragrance product sales reflect the recent introduction of Hilfiger Athletics and the continued success of "tommy girl" and Clinique Happy. These increases were partially offset by a slow down in sales of "tommy" as compared to the same prior-year period.

Hair Care
Net sales of hair care products increased significantly as compared with the same prior-year period due to the inclusion of the Aveda hair care product lines beginning in December 1997.

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

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Geographic
Net sales in the Americas increased 17% or $93.9 million to $656.3 million for the three months ended September 30, 1998 as compared with the same prior-year period. Sales increases were achieved from the strength of new products across all categories, growth from existing products and the inclusion of sales from Aveda and jane. In Europe, the Middle East & Africa, net sales increased 9% or $21.0 million to $244.9 million as compared with the same prior-year period. The increase was primarily the result of higher net sales in the United Kingdom, Spain, Italy and France partially offset by lower sales in the distributor and travel retail business. Excluding the impact of foreign currency translation, net sales increased 8%, reflecting a weaker dollar. Net sales in Asia/Pacific decreased 16% or $18.5 million to $95.8 million for the three months ended September 30, 1998, as compared with the same prior-year period due to the unfavorable foreign currency translation impact of the strong U.S. dollar, particularly versus the Japanese yen. Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 1%, as compared to the same prior-year period. Double digit sales increases in Thailand and Malaysia and strong sales growth in Japan were partially offset by lower sales in Taiwan and Hong Kong. Net sales in Asia/Pacific continue to be affected by a difficult retail environment, which we anticipate will continue for some time. The Company strategically staggers its new product launches by geographic markets, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales for the three months ended September 30, 1998 was 23.0% of net sales compared with 22.7% of net sales in the prior-year period. This increase principally reflects the continued integration of acquired companies which have a higher product cost structure, as well as shifts in product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Total selling, general and administrative expenses as a percent of net sales for the three months ended September 30, 1998 were 64.8% of net sales compared with 65.5% of net sales in the same prior-year period. The change in selling, general and administrative expenses as a percent of net sales reflects operating expense efficiencies achieved, as well as the favorable integration of different cost structures of acquired companies. The Company's quarterly operating expenses are subject to the timing of advertising and promotional spending due to product launches and rollouts, as well as incremental advertising in select markets.

OPERATING INCOME

Operating income increased 15% or $15.6 million to $121.6 million in the three months ended September 30, 1998, as compared to the same prior-year period, which resulted in an operating margin of 12.2% in the current period as compared to 11.8% in the prior-year period. The increase in operating income and margin was due to higher net sales coupled with operating expense efficiencies achieved in the selling, general and administrative areas. Operating income in the Americas increased 15% or $12.3 million to $92.9 million for the three months ended September 30, 1998 as compared to the same prior-year period, primarily due to higher net sales and operating expense improvements. In Europe, the Middle East & Africa, operating income increased 10% or $2.3 million to $25.2 million as compared to the same prior-year period. Improved operating results in Spain, Italy and the United Kingdom were partially offset by lower results in the distributor and travel retail business. In Asia/Pacific, operating income increased 40% or $1.0 million to $3.5 million as compared to the same prior-year period. Offsetting the impact of lower sales due to a stronger dollar was higher operating income in Japan reflecting planned efficiencies in operating expenses. The Company's quarterly operating results are subject to seasonal net sales fluctuations in addition to the level, scope and timing of expenditures related to product promotions and/or introductions.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


EBITDA

Earnings before interest, taxes, depreciation and amortization ("EBITDA") is an additional measure of operating performance used by management. While the components of EBITDA may vary from company to company, the Company excludes its minority interest adjustment, all depreciation charges related to property, plant and equipment and all amortization charges including amortization of goodwill, purchased royalty rights, leasehold improvements and other intangible assets. The Company considers this measure useful in analyzing its results; however, it is not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with generally accepted accounting principles.

EBITDA increased 20% to $151.3 million or 15.2% of net sales for the three months ended September 30, 1998 as compared to $125.8 million or 14.0% of net sales in the same prior-year period. The improvement in EBITDA is attributable primarily to sales growth and operating expense efficiencies.

INTEREST (EXPENSE) INCOME, NET

Net interest expense was $6.1 million for the three months ended September 30, 1998, as compared with net interest income of $1.0 million in the prior year, primarily due to increased borrowings related to recent acquisitions.

PROVISION FOR INCOME TAXES

The provision for income taxes represents federal, foreign, state and local income taxes. The effective rate for income taxes for the three months ended September 30, 1998 was 38.0% compared with 40.0% for the three months ended September 30, 1997. These rates reflect the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. The decrease in the effective income tax rate was principally attributable to tax planning initiatives and a relative change in the mix of earnings from higher tax countries to lower tax countries.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds have historically been cash flow from operations and borrowings under uncommitted and committed credit lines provided by banks in the United States and abroad. At September 30, 1998, the Company had cash and cash equivalents of $204.4 million as compared to $277.5 million at June 30, 1998.

Uncommitted lines of credit amounted to $297.8 million at September 30, 1998, of which $23.8 million were used. Unused committed lines of credit available to the Company at September 30, 1998 amounted to $400.0 million. Total debt as a percentage of total capitalization (including short-term debt) was 29% at September 30 and June 30, 1998.

Net cash used for operating activities was $58.9 million in the three months ended September 30, 1998 as compared to $33.6 million in the same prior-year period. This increase in net cash used for operating activities primarily reflects increases in accounts receivable balances as compared to the same prior-year period partially offset by higher other accrued liabilities. Net cash used for investing activities of $21.4 million and $20.3 million in the three months ended September 30, 1998 and 1997, respectively, principally reflect capital expenditures. Financing activities reflect borrowings, dividend payments and payments to acquire treasury stock. Dividend payments were $15.9 million for the three months ended September 30, 1998 and 1997.

On September 18, 1998, the Company's Board of Directors authorized a share repurchase program. The Company may, over an undefined period of time, purchase up to four million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company expects to commence payments of a contingent earn-out, relating to the acquisition of Bobbi Brown, in March 1999, the amount of which will be dependent upon certain results of operations of Bobbi Brown during the 1998 and 1997 calendar years.

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

As a matter of policy, the Company only enters into contracts with parties that have at least an "A" (or equivalent) credit rating. The counterparties to these contracts are major financial institutions and the Company does not have significant exposure to any one counterparty. The Company's exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss is remote and in any event would be immaterial. Costs associated with entering into such contracts have not been material to the Company's financial results. At September 30, 1998, the Company had contracts to exchange foreign currencies in the form of purchased currency options and forward exchange contracts in the amount of $69.8 million and $224.8 million, respectively. Foreign currencies exchanged under these contracts are principally the Belgian franc, Japanese yen, German mark, Swiss franc, U.K. pound, Spanish peseta and Italian lira. In addition, the Company had interest rate swap agreements outstanding with a notional principal amount of $405.0 million. There have been no significant changes in market risk since June 30, 1998 that would have a material effect on the Company's calculated value-at-risk exposure, as disclosed in its annual report on Form 10-K for the year ended June 30, 1998.

The Company believes that cash on hand, internally generated cash flow, available credit lines and access to capital markets will be adequate to support currently planned business operations, acquisitions and capital expenditures both on a near-term and long-term basis.

YEAR 2000

The Company has developed a comprehensive plan to address Year 2000 issues. The plan addresses three main areas: (a) information systems; (b) embedded chips; and (c) supply chain readiness. To oversee the process, the Company has established a Steering Committee comprised of senior executives from its various business units around the world, which reports regularly to the Board of Directors and the Audit Committee.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company has identified potential deficiencies related to Year 2000 in its information systems and is in the process of addressing them through upgrades and other remediation. Completion of the remediation and testing is expected in the summer of 1999. Identification of other equipment with date sensitive operating controls is ongoing and the Company anticipates completion of critical embedded chip remediation by the summer of 1999. To mitigate the risk of Year 2000 non-compliance by third parties, the Company has identified and contacted critical inventory suppliers and customers and is in the process of meeting with these third parties. Further, the Company is also identifying and contacting other suppliers and customers. These communications include solicitation of written responses and/or meetings.

Although the Company believes it is difficult to specifically identify the cause of the most reasonable worst case Year 2000 scenario, it is formulating contingency plans to limit, to the extent possible, lost revenues arising from the failure of third parties to be Year 2000 compliant. Such plans would necessarily be limited to matters over which the Company can reasonably control. Costs incurred through September 30, 1998 have not been significant and, based upon the Company's current estimates, incremental out-of-pocket costs of its Year 2000 program are not expected to be material.

FORWARD-LOOKING INFORMATION

The Company and its representatives from time to time make written or verbal forward looking statements, including statements contained in this and other filings with the Securities and Exchange Commission and in the Company's reports to stockholders. The words and phrases "will likely result," "expects," "believes," "will continue," "is anticipated," "estimates," "projects" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, the Company's expectations regarding sales, earnings or other future financial performance and liquidity, product introductions, entry into new geographic regions and general optimism about future operations or operating results. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include, without limitation:
(i) increased competitive activity from companies in the skin care, makeup, fragrance and hair care businesses, some of which have greater resources than the Company; (ii) consolidations and restructurings in the retail industry causing a decrease in the number of stores that sell the Company's products, an increase in the ownership concentration within the retail industry or ownership of retailers by the Company's competitors; (iii) social, political and economic risks to the Company's foreign manufacturing and retail operations, including changes in foreign investment and trade policies and regulations of the host countries and of the United States; (iv) changes in the laws, regulations and policies, including changes in accounting standards, that affect, or will affect, the Company in the United States and abroad; (v) foreign currency fluctuations affecting the Company's results of operations and value of its foreign assets, the relative prices at which the Company and foreign competitors sell their products in the same market and the Company's operating and manufacturing costs outside of the United States; (vi) shipment delays, depletion of inventory and increased production costs resulting from disruptions of operations at any of the facilities which, due to consolidations in the Company's manufacturing operations, now manufacture nearly all of the Company's supply of a particular type of product (i.e., focus factories); (vii) changes in product mix to ones which are less profitable; and (viii) the ability of the Company and third parties, including customers or suppliers, to adequately address Year 2000 issues. The Company assumes no responsibility to update forward-looking statements made herein or otherwise.

                         THE ESTEE LAUDER COMPANIES INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                             September 30           June 30
                                                                                                 1998                1998
                                                                                               --------            --------
                                                                                              (Unaudited)
                                                                                                       (In millions)
                                    ASSETS
Current Assets
Cash and cash equivalents...............................................................       $  204.4            $  277.5
Accounts receivable, net................................................................          685.7               497.8
Inventory and promotional merchandise, net..............................................          497.5               513.2
Prepaid expenses and other current assets...............................................          159.5               166.1
                                                                                               --------            --------
     Total current assets...............................................................        1,547.1             1,454.6
                                                                                               --------            --------

Property, Plant and Equipment, net......................................................          341.0               335.8
                                                                                               --------            --------

Other Assets
Investments, at cost or market value....................................................           24.9                27.7
Deferred taxes..........................................................................           63.6                59.6
Goodwill, net ..........................................................................          493.0               496.2
Other intangible assets, net............................................................           62.2                67.1
Other assets, net.......................................................................           72.0                71.8
                                                                                               --------            --------
                                                                                                  715.7               722.4
                                                                                               --------            --------
                                                                                               $2,603.8            $2,512.8
                                                                                               ========            ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Short-term debt.........................................................................       $   29.0            $   11.5
Accounts payable........................................................................          165.5               209.1
Accrued income taxes....................................................................          110.5                79.4
Other accrued liabilities...............................................................          575.8               537.4
                                                                                               --------            --------
     Total current liabilities..........................................................          880.8               837.4
                                                                                               --------            --------


Noncurrent Liabilities
Long-term debt..........................................................................          425.5               425.0
Other noncurrent liabilities............................................................          172.3               194.0
                                                                                               --------            --------
                                                                                                  597.8               619.0
                                                                                               --------            --------


$6.50 Cumulative Redeemable Preferred Stock, at redemption value........................          360.0               360.0
                                                                                               --------            --------

Stockholders' Equity
Common stock,  $.01 par value;  300,000,000  shares Class A  authorized,  shares issued 61,482,568 at September 30, 1998 and 61,467,934 at June 30, 1998;
   120,000,000 shares Class B authorized, shares issued 56,839,667......................            1.2                 1.2
Paid-in capital.........................................................................          169.9               169.8
Retained earnings.......................................................................          615.1               559.6
Accumulated other comprehensive income..................................................          (18.4)              (34.2)
                                                                                               --------            --------
                                                                                                  767.8               696.4
Less: Treasury stock, at cost; 49,791 shares at September 30, 1998 .....................           (2.6)                -
                                                                                               --------            --------
                                                                                                  765.2               696.4
                                                                                               --------            --------
                                                                                               $2,603.8            $2,512.8
                                                                                               ========            ========


                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                       Three Months Ended
                                                                                                          September 30
                                                                                                     ---------------------
                                                                                                       1998          1997
                                                                                                     -------       -------
                                                                                                         (In millions)
Cash Flows from Operating Activities
   Net earnings...............................................................................       $  71.6       $  61.8
   Adjustments to reconcile net earnings to net cash
     flows used for operating activities:
       Depreciation and amortization..........................................................          25.3          15.4
       Amortization of purchased royalty rights...............................................           4.4           4.4
       Deferred income taxes..................................................................          (4.0)         (6.1)
       Minority interest......................................................................           -             2.4
   Changes in operating assets and liabilities:
       Increase in accounts receivable, net...................................................        (175.9)       (105.0)
       Decrease in inventory and promotional merchandise......................................          19.4           6.3
       Decrease (increase) in other assets....................................................           5.6         (12.7)
       Decrease in accounts payable...........................................................         (45.2)        (17.0)
       Increase in accrued income taxes.......................................................          29.8          23.6
       Increase in other accrued liabilities..................................................          33.7           0.6
       Decrease in other noncurrent liabilities...............................................         (23.6)         (7.3)
                                                                                                     -------       -------
         Net cash flows used for operating activities.........................................         (58.9)        (33.6)
                                                                                                     -------       -------

Cash Flows from Investing Activities
   Capital expenditures.......................................................................         (19.1)        (19.6)
   Purchase of long-term investments..........................................................          (2.3)         (0.7)
                                                                                                     -------       -------
         Net cash flows used for investing activities.........................................         (21.4)        (20.3)
                                                                                                     -------       -------

Cash Flows from Financing Activities
   Increase in short-term debt, net...........................................................          17.3          16.1
   Repayments and redemptions of long-term debt...............................................           -            (1.5)
   Proceeds from exercise of stock options....................................................           0.2           -
   Payments to acquire treasury stock.........................................................          (2.8)          -
   Dividends paid.............................................................................         (15.9)        (15.9)
                                                                                                     -------       -------
         Net cash flows used for financing activities.........................................          (1.2)         (1.3)
                                                                                                     -------       -------

Effect of Exchange Rate Changes on Cash and Cash Equivalents..................................           8.4          (2.9)
                                                                                                     -------       -------
   Net Decrease in Cash and Cash Equivalents..................................................         (73.1)        (58.1)
   Cash and Cash Equivalents at Beginning of Period...........................................         277.5         255.6
                                                                                                     -------       -------
   Cash and Cash Equivalents at End of Period.................................................       $ 204.4       $ 197.5
                                                                                                     =======       =======


Supplemental disclosures of cash flow information:

   Cash paid during the period for:
       Interest ..............................................................................       $   7.4       $   0.7
                                                                                                     =======       =======
       Income taxes...........................................................................       $  12.0       $  13.1
                                                                                                     =======       =======



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

Certain amounts in the consolidated financial statements of the prior period have been reclassified to conform to the current period presentation for comparative purposes.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K for the year ended June 30, 1998.

Net Earnings Per Common Share

For the period ended September 30, 1998, in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", net earnings per common share amounts ("basic EPS") were computed by dividing net earnings, after deducting preferred stock dividends on the Company's $6.50 Cumulative Redeemable Preferred Stock, by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions) and excluded any potential dilution. Net earnings per common share amounts assuming dilution ("diluted EPS") were computed by reflecting potential dilution from the exercise of stock options. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the consolidated statement of earnings. Earnings per share amounts for the same prior-year period has been restated to conform with the provisions of SFAS No. 128.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net earnings is as follows:


                                                                              Three Months Ended September 30
                                                                              -------------------------------
                                                                                  1998               1997
                                                                                -------            -------
                                                                                        (Unaudited)
                                                                            (In millions, except per share data)
           Net earnings..................................................       $  71.6            $  61.8
           Preferred stock dividends.....................................          (5.9)              (5.9)
                                                                                -------            -------
           Numerator:
           Net earnings attributable to common stock.....................          65.7               55.9
                                                                                =======            =======

           Denominator:
           Weighted average common shares outstanding - Basic............         118.5              118.4
           Effect of dilutive securities: Stock options..................           1.6                0.9
                                                                                -------            -------
           Weighted average common shares outstanding - Diluted..........         120.1              119.3
                                                                                =======            =======
           Basic EPS.....................................................       $   .55            $   .47
                                                                                =======            =======
           Diluted EPS...................................................       $   .55            $   .47
                                                                                =======            =======


Options to purchase 1.6 million shares of common stock were not included in the computation of diluted EPS because the exercise price of those options was greater than the average market price of the common shares. The options were still outstanding at the end of the period.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Accounts Receivable

Accounts Receivable is stated net of the allowance for doubtful accounts of $40.2 million and $43.6 million as of September 30 and June 30, 1998, respectively.

Inventory and Promotional Merchandise

Inventory and promotional merchandise only include inventory considered saleable or usable in future periods, and are stated at the lower of cost or market, with cost being determined on the first-in, first-out method. Promotional merchandise is charged to expense at the time the merchandise is shipped to the Company's customers.


                                                                        September 30        June 30
                                                                            1998              1998
                                                                           -------          -------
                                                                         (Unaudited)

                                                                                 (In millions)
         Inventory and promotional merchandise consists of:
           Raw materials.........................................          $ 128.6          $ 143.6
           Work in process.......................................             23.0             26.7
           Finished goods........................................            248.5            227.8
           Promotional merchandise...............................             97.4            115.1
                                                                           -------          -------
                                                                           $ 497.5          $ 513.2
                                                                           =======          =======


Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation. For financial statement purposes, depreciation is provided principally on the straight-line method over the estimated useful lives of the assets ranging from 3 to 40 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lives of the respective leases or the expected useful lives of the improvements.

                                                                         September 30       June 30
                                                                             1998             1998
                                                                           -------          -------
                                                                         (Unaudited)

                                                                                 (In millions)
         Land....................................................          $  13.1          $  13.0
         Buildings and improvements..............................            128.4            124.0
         Machinery and equipment.................................            376.8            367.8
         Furniture and fixtures..................................             82.8             78.6
         Leasehold improvements..................................            123.4            117.3
                                                                           -------          -------
                                                                             724.5            700.7
         Less accumulated depreciation and amortization..........            383.5            364.9
                                                                           -------          -------
                                                                           $ 341.0          $ 335.8
                                                                           =======          =======


Share Repurchase Program

On September 18, 1998, the Company's Board of Directors authorized a share repurchase program. The Company may, over an undefined period of time, purchase up to four million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.

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

NOTE 2 - COMPREHENSIVE INCOME

The Company has adopted SFAS No. 130 "Reporting Comprehensive Income" which establishes guidance for the reporting and display of comprehensive income and its components. The purpose of reporting comprehensive income is to report a measure of all changes in equity that resulted from recognized transactions and other economic events of the period other than transactions with stockholders. Adoption of SFAS No. 130 had no economic impact on the Company's consolidated financial position, net earnings, stockholders' equity or cash flows, although the presentation of certain items has changed.

Comprehensive income and its components, net of tax, are as follows:

                                                                                             Three Months Ended
                                                                                                September 30,
                                                                                          -------------------------
                                                                                           1998               1997
                                                                                          ------             ------
                                                                                                  (Unaudited)
                                                                                                 (In millions)
Net earnings....................................................................          $ 71.6             $ 61.8
                                                                                          ------             ------

Other comprehensive income:
     Net unrealized investment (losses) gains...................................            (3.0)               1.4
     Translation adjustments....................................................            18.8              (15.0)
                                                                                          ------             ------

     Other comprehensive income.................................................            15.8              (13.6)
                                                                                          ------             ------

Comprehensive income............................................................          $ 87.4             $ 48.2
                                                                                          ======             ======

The components of accumulated other comprehensive income included in the accompanying consolidated balance sheets consist of net unrealized investment gains and cumulative translation adjustments as of the end of the period.

                         THE ESTEE LAUDER COMPANIES INC.


                           PART II. OTHER INFORMATION



Item 1. Legal Proceedings

The Company is involved in various routine legal proceedings incident to the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on its business or financial condition.


Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits--

           10.1  Employment Agreement with Daniel J. Brestle
           10.2  Employment Agreement with William P. Lauder
           10.3  Agreement with Jeanette S. Wagner
           27.1  Financial Data Schedule

(b) Reports on Form 8-K -- There were no reports on Form 8-K for the three months ended September 30, 1998.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        THE ESTEE LAUDER COMPANIES INC.



Date:  October 28, 1998                      By:/s/ Robert J. Bigler
                                        -----------------------------------
                                               Robert J. Bigler
                                             Senior Vice President
                                          and Chief Financial Officer
                                           (Principal Financial and
                                               Accounting Officer)

                         THE ESTEE LAUDER COMPANIES INC.

                                  EXHIBIT INDEX



Exhibit No.                                Description


10.1                                Employment Agreement with Daniel J. Brestle

10.2                                Employment Agreement with William P. Lauder

10.3                                Agreement with Jeanette S. Wagner

27.1                                Financial Data Schedule