Form 10-Q
period 1998-12-31
ESTEE LAUDER COMPANIES INC
filed 1999-01-26
CIK 1001250

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549-1004
                             ----------------------

                                    FORM 10-Q

(Mark One)
[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 1998

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No


At January 20, 1999, 61,291,319 shares of the registrant's Class A Common Stock, $.01 par value, and 56,839,667 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding.

                         THE ESTEE LAUDER COMPANIES INC.


                                      INDEX

                                                                          Page
Part I. Financial Information

Consolidated Statements of Earnings --
     Three Months and Six Months Ended December 31, 1998 and 1997.....      2

Management's Discussion and Analysis of
     Financial Condition and Results of Operations....................      3

Consolidated Balance Sheets --
     December 31, 1998 and June 30, 1998..............................     12

Consolidated Statements of Cash Flows --
     Six Months Ended December 31, 1998 and 1997......................     13

Notes to Consolidated Financial Statements............................     14

Part II. Other Information............................................     17


                         THE ESTEE LAUDER COMPANIES INC.

                          PART I. FINANCIAL INFORMATION

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                                                           Three Months Ended            Six Months Ended
                                                                               December 31                  December 31
                                                                           ------------------            ----------------
                                                                             1998      1997              1998        1997
                                                                             ----      ----              ----        ----

                                                                                   (In millions, except per share data)
Net Sales........................................................          $1,091.0   $1,000.9        $2,088.0     $1,901.5

Cost of sales....................................................             249.8      229.3           479.4        433.7
                                                                          ---------  ---------       ---------     --------

Gross Profit.....................................................             841.2      771.6         1,608.6      1,467.8
                                                                          ---------  ---------       ---------     --------

Operating expenses:
   Selling, general and administrative...........................             670.3      618.1         1,308.5      1,200.3
   Related party royalties.......................................               9.1        8.6            16.7         16.6
                                                                          ---------  ---------       ---------     --------
                                                                              679.4      626.7         1,325.2      1,216.9
                                                                          ---------  ---------       ---------     --------
Operating Income.................................................             161.8      144.9           283.4        250.9

Interest (expense) income, net...................................              (4.8)      (0.1)          (10.9)         0.9
                                                                          ---------  ---------       ---------     --------

Earnings before Income Taxes and Minority Interest...............             157.0      144.8           272.5        251.8

Provision for income taxes.......................................              59.7       57.9           103.6        100.7
Minority interest................................................               -         (1.6)            -           (4.0)
                                                                          ---------  ---------       ---------     --------

Net Earnings.....................................................              97.3       85.3           168.9        147.1

Preferred stock dividends........................................               5.8        5.8            11.7         11.7
                                                                          ---------  ---------       ---------     --------

Net Earnings Attributable to Common Stock........................         $    91.5  $    79.5       $   157.2     $  135.4
                                                                          =========  =========       =========     ========


Net earnings per common share:
    Basic........................................................         $     .77  $     .67       $    1.33     $   1.14
Diluted..........................................................         $     .76  $     .66       $    1.31     $   1.13

Weighted average common shares outstanding:
    Basic........................................................             118.3      118.4           118.4        118.4
    Diluted......................................................             120.1      119.5           120.1        119.4
Cash dividends declared per common share.........................         $    .085   $   .085       $     .17     $    .17


                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Estee Lauder Companies Inc. and its subsidiaries (collectively, the "Company") manufacture skin care, makeup, fragrance and hair care products which are distributed in over 100 countries and territories. The following is a comparative summary of operating results for the three and six month periods ended December 31, 1998 and 1997:

                                                                          Three Months Ended            Six Months Ended
                                                                              December 31                 December 31
                                                                         ----------------------      ---------------------
                                                                             1998       1997            1998         1997
                                                                             ----       ----            ----         ----
                                                                                             (In millions)
NET SALES By Region:
      The Americas...............................................         $   623.0  $   584.6       $ 1,279.3     $1,147.0
      Europe, the Middle East & Africa...........................             328.1      283.2           573.0        507.1
      Asia/Pacific...............................................             139.9      133.1           235.7        247.4
                                                                           --------   --------       ---------     --------
                                                                           $1,091.0   $1,000.9       $ 2,088.0     $1,901.5
                                                                           ========   ========       =========     ========

   By Product Category:
      Skin Care..................................................         $   345.3  $   308.2       $   650.2     $  607.4
      Makeup.....................................................             353.6      330.1           724.8        657.1
      Fragrance..................................................             370.3      351.6           666.1        622.3
      Hair Care..................................................              21.8       11.0            46.9         14.7
                                                                          ---------   --------       ---------     --------
                                                                           $1,091.0   $1,000.9       $ 2,088.0     $1,901.5
                                                                          =========   ========       =========     ========

OPERATING INCOME
   The Americas..................................................         $    90.2  $    84.4       $   183.1     $  165.0
   Europe, the Middle East & Africa..............................              50.3       44.7            75.5         67.6
   Asia/Pacific..................................................              21.3       15.8            24.8         18.3
                                                                          ---------  ---------       ---------     --------
                                                                          $   161.8  $   144.9       $   283.4     $  250.9
                                                                          =========  =========       =========     ========


The following table sets forth certain consolidated earnings data as a percentage of net sales:

                                                                          Three Months Ended            Six Months Ended
                                                                              December 31                 December 31
                                                                         ----------------------      ---------------------
                                                                            1998       1997               1998       1997
                                                                            ----       ----               ----       ----

Net sales........................................................          100.0%     100.0%             100.0%     100.0%
Cost of sales....................................................           22.9       22.9               23.0       22.8
                                                                           -----      -----              -----      -----
Gross profit.....................................................           77.1       77.1               77.0       77.2
                                                                           -----      -----              -----      -----
Operating expenses:
   Selling, general and administrative...........................           58.8       59.4               59.8       60.8
   Related party royalties.......................................            0.8        0.9                0.8        0.9
                                                                           -----      -----              -----      -----
                                                                            59.6       60.3               60.6       61.7
                                                                           -----      -----              -----      -----
Earnings before interest, taxes, depreciation and amortization
  ("EBITDA").....................................................           17.5       16.8               16.4       15.5
Depreciation and amortization....................................            2.7        2.3                2.8        2.3
                                                                           -----      -----              -----      -----
Operating income.................................................           14.8       14.5               13.6       13.2
Interest expense, net............................................            0.4          -                0.5          -
                                                                           -----      -----              -----      -----
Earnings before income taxes and minority interest...............           14.4       14.5               13.1       13.2
Provision for income taxes.......................................            5.5        5.8                5.0        5.3
Minority interest................................................              -       (0.2)                 -       (0.2)
                                                                           -----      -----              -----      -----
Net earnings  ...................................................            8.9%       8.5%               8.1%       7.7%
                                                                           =====      =====              =====      =====

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Second Quarter Fiscal 1999 compared with the Second Quarter Fiscal 1998

NET SALES

Net sales increased 9% or $90.1 million to $1,091.0 million as compared with the same prior-year quarter. The increase in net sales is primarily due to strong sales of skin care products, both domestically and internationally, as well as the global rollout of recently introduced products, particularly in the European region. A weaker U.S. dollar had a favorable impact on net sales. Excluding the impact of foreign currency translation, net sales increased 8% for the current fiscal quarter.

Product Categories

Skin Care
Net sales of skin care products increased 12% or $37.1 million to $345.3 million as compared with the same prior-year quarter. The increase in sales primarily related to a planned reemphasis on this core line of products and the success of the recent launch of All About Eyes and the initial shipments of Stop Signs and Resilience Lift, partially offset by lower sales of Fruition Extra.

Makeup
Net sales of makeup products increased 7% or $23.5 million to $353.6 million as compared with the same prior-year quarter. Higher product sales partially relate to the recent introductions of Two-In-One Eyeshadow, Quickliner For Eyes, Photochrome, Smudgesicles and the ongoing success of Double Wear. The category's net sales also benefited from the inclusion of a full quarter of Sassaby and Aveda in the current year. Sassaby and Aveda were acquired in October and December of 1997, respectively.

Fragrance
Net sales of fragrance products increased 5% or $18.7 million to $370.3 million as compared to the same prior-year quarter. Fragrance products such as Clinique Happy, Hilfiger Athletics and the recently introduced duo of Dazzling Gold and Dazzling Silver contributed to the net sales improvement, while "tommy girl" continued to be well received in Europe. Due to the success of these products and the fragrance market overall being less buoyant than last year, certain other fragrances were lower than the comparable prior-year quarter.

Hair Care
Net sales of hair care products increased significantly as compared with the same prior-year quarter due to the inclusion of the Aveda hair care product lines beginning in December 1997.

The introduction of new products may have some cannibalization effect on sales of existing products, which is taken into account by the Company in its business planning.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Geographic
Net sales in the Americas increased 7% or $38.4 million to $623.0 million as compared with the same prior-year quarter. Sales increases were achieved primarily from the strength of new and existing skin care products and the inclusion of sales from Aveda and Sassaby. In Europe, the Middle East & Africa, net sales increased 16% or $44.9 million to $328.1 million. The increase was primarily the result of higher net sales in the United Kingdom, Spain, Germany, Italy and the distributor and travel retail businesses. Excluding the impact of foreign currency translation, net sales increased 12%, reflecting a weaker U.S. dollar. Net sales in Asia/Pacific increased 5% or $6.8 million to $139.9 million as compared with the same prior-year quarter. Sales increases in Thailand, Japan and Taiwan were partially offset by lower sales in Korea and Hong Kong. Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 4%, as compared to the same prior-year quarter. The Company strategically staggers its new product launches by geographic markets, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales for the three months ended December 31, 1998 and 1997 was 22.9% of net sales. The consistency of cost of sales relative to net sales on a quarter over quarter basis reflects management's efforts to integrate recently acquired companies, which have higher cost structures, offset by shifts in the product mix as well as production efficiencies.

OPERATING EXPENSES

Total operating expenses were 62.3% of net sales compared with 62.6% of net sales in the same prior-year quarter. The change in operating expenses as a percent of net sales reflects operating improvements, as well as the favorable integration of different cost structures of acquired companies. The Company's quarterly operating expenses are subject to the timing of advertising and promotional spending due to product launches and rollouts, as well as incremental advertising in select markets.

OPERATING INCOME

Operating income increased 12% or $16.9 million to $161.8 million as compared to the same prior-year quarter, which resulted in an operating margin of 14.8% in the current quarter and 14.5% in the prior-year quarter. The increase in operating income and margin was due to higher net sales coupled with operating expense efficiencies achieved. Operating income in the Americas increased 7% or $5.8 million to $90.2 million primarily due to higher net sales and operating expense improvements. In Europe, the Middle East & Africa, operating income increased 13% or $5.6 million to $50.3 million. Improved operating results in Germany, Italy and the distributor and travel retail businesses, were partially offset by lower results in France. In Asia/Pacific, operating income increased 35% or $5.5 million to $21.3 million as compared to the same prior-year quarter. The combination of higher net sales and planned efficiencies in operating expenses resulted in operating income improvements in the majority of the Asia/Pacific Region.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


EBITDA

Earnings before interest, taxes, depreciation and amortization is an additional measure of operating performance used by management. While the components of EBITDA may vary from company to company, the Company excludes its minority interest adjustment, all depreciation charges related to property, plant and equipment and all amortization charges including amortization of goodwill, purchased royalty rights, leasehold improvements and other intangible assets. The Company considers this measure useful in analyzing its results; however, it is not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with generally accepted accounting principles.

EBITDA increased 13% to $190.8 million or 17.5% of net sales as compared to $168.6 million or 16.8% of net sales in the same prior-year quarter. The improvement in EBITDA is primarily attributable to sales growth and operating expense efficiencies.

INTEREST EXPENSE, NET

Net interest expense was $4.8 million for the three months ended December 31, 1998, as compared with $0.1 million in the same prior-year quarter, primarily due to increased borrowings related to recent acquisitions.

PROVISION FOR INCOME TAXES

The provision for income taxes represents federal, foreign, state and local income taxes. The effective rate for income taxes for the three months ended December 31, 1998 was 38.0% compared with 40.0% in the same prior-year quarter. These rates are higher than the statutory Federal tax rate due to the effect of state and local taxes, higher tax rates in certain foreign jurisdictions and certain nondeductible expenses. The decrease in the effective income tax rate as compared to the same prior-year quarter was principally attributable to tax planning initiatives and a relative change in the mix of earnings from higher tax countries to lower tax countries.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Six Months Fiscal 1999 compared with Six Months Fiscal 1998

NET SALES

Net sales increased 10% or $186.5 million to $2,088.0 million for the six months ended December 31, 1998 as compared with the same prior-year period. Such increase in net sales is partially due to the domestic strength of makeup product sales, which included sales by Sassaby and Aveda, acquired in October and December of 1997, respectively. Further, double digit gains have been achieved in each of the skin care, makeup and fragrance categories in the European region. Foreign currency translation did not significantly impact net sales in the current-year period as compared to the same prior-year period.

Product Categories

Skin Care
Net sales of skin care products increased 7% or $42.8 million to $650.2 million for the six months ended December 31, 1998 as compared with the same prior-year period. The comparison of the year-to-date period to the same prior-year period reflects the initial shipments of Stop Signs and Resilience Lift in the most recent quarter, as well as the continued success of new and existing products such as All About Eyes and Diminish. These increases were partially offset by lower sales of Fruition Extra. Sales of skin care products are impacted more significantly by changes in Asian currency exchange rates due to a higher concentration of these products sold in Asia. Excluding the effects of foreign currency translation, skin care product sales increased 8%.

Makeup
Net sales of makeup products increased 10% or $67.7 million to $724.8 million as compared with the same prior-year period. Higher makeup product sales were primarily due to the recent introductions of Two-In-One Eyeshadow, Quickliner For Eyes and Smudgesicles as well as increased contributions from existing products such as Golden Angels Compacts and Double Wear. The category's net sales also benefited from the inclusion of six months' sales by Sassaby and Aveda. These increases were partially offset by lower sales of Virtual Skin and Indelible Lipstick. In addition, the current period comparison was unfavorably impacted by the launch of Superbalanced Makeup in the prior year.

Fragrance
Net sales of fragrance products increased 7% or $43.8 million to $666.1 million for the six months ended December 31, 1998 as compared with the same prior-year period. The increase is primarily attributable to the worldwide success of Clinique Happy and the successful current year introduction of Dazzling Gold and Dazzling Silver. Hilfiger Athletics and "tommy girl", which are marketed under a licensing agreement, contributed significantly to the net sales increases, offset in part by lower sales of "tommy". Due to the success of these products and the fragrance market overall being less buoyant than last year, certain other fragrances were lower than the comparable prior-year period.

Hair Care
Net sales of hair care products more than doubled as compared with the same prior-year period. The increase reflects sales from the inclusion of Aveda product lines beginning in December 1997.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Geographic
Sales in the Americas increased 12% or $132.3 million to $1,279.3 million for the six months ended December 31, 1998 as compared with the same prior-year period. This increase is driven by sales of new and existing products across all categories and the inclusion of Aveda and Sassaby which were acquired in the second quarter of fiscal 1998. In Europe, the Middle East & Africa, net sales increased 13% or $65.9 million to $573.0 million compared with the same prior-year period. The increase was primarily the result of higher net sales in the United Kingdom, the distributor and travel retail businesses, Spain, Italy and France. Excluding the impact of foreign currency translation, sales in Europe, the Middle East &Africa increased 10%. Net sales in Asia/Pacific decreased 5% or $11.7 million to $235.7 million for the six months ended December 31, 1998 as compared with the same prior-year period. Lower sales in Australia, Korea and Hong Kong were partially offset by higher net sales in Japan and Thailand. Excluding the impact of foreign currency translation, Asia/Pacific sales grew 3% over the prior-year period.

COST OF SALES

Cost of sales for the six months ended December 31, 1998 were 23.0% of net sales compared with 22.8% of net sales in the prior-year period. The increase principally reflects the integration of Sassaby and Aveda, which both have cost structures higher than the Company's other brands. Such increase has been substantially offset by a shift in product mix as well as production efficiencies.

OPERATING EXPENSES

Total operating expenses decreased to 63.4% of net sales for the six months ended December 31, 1998, compared with 64.0% of net sales in the same prior-year period. The change in operating expenses primarily relates to operating improvements and the favorable integration of the Aveda and Sassaby cost structures. The Company's quarterly operating expenses are subject to the timing of advertising and promotional spending due to product launches and rollouts as well as incremental advertising in select markets.

OPERATING INCOME

Operating income increased 13% or $32.5 million to $283.4 million for the six months ended December 31, 1998 as compared with the same prior-year period. Operating margins were 13.6 % in the current period as compared to 13.2% in the corresponding prior-year period. The increase in operating income and margins was due to higher net sales coupled with operational efficiencies and the timing of advertising and promotional spending. Operating income in the Americas increased 11% or $18.1 million to $183.1 million for the six months ended December 31, 1998 as compared with the same prior-year period, primarily due to net sales increases in the United States and the inclusion of operating results from recent acquisitions. In Europe, the Middle East & Africa, operating income increased 12% or $7.9 million to $75.5 million for the six months ended December 31, 1998. These increases were primarily due to improved operating results in Spain, Germany and the travel retail business. In Asia/Pacific, operating income increased 36% or $6.5 million to $24.8 million due to higher results in Japan, Taiwan and Thailand, partially offset by lower results in Hong Kong.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


EBITDA

EBITDA increased 16% to $342.1 million or 16.4% of net sales as compared to $294.4 million or 15.5% of net sales in the same prior-year period. The improvement in EBITDA is primarily attributable to sales growth and operating expense efficiencies achieved.

INTEREST (EXPENSE) INCOME, NET

Net interest expense was $10.9 million and net interest income was $0.9 million for the six months ended December 31, 1998 and 1997, respectively. The increase in net interest expense for the six months ended December 31, 1998 is primarily attributable to a higher level of borrowings during the current six month period, as compared to the corresponding prior-year period. Increased borrowings relate to business acquisitions consummated in the prior-year period.

PROVISION FOR INCOME TAXES

The provision for income taxes represents federal, foreign, state and local income taxes. The effective rate for income taxes for the six months ended December 31, 1998 was 38.0% compared with 40.0% in the same prior-year period. These rates are higher than the statutory Federal tax rate due to the effect of state and local taxes, higher tax rates in certain foreign jurisdictions and certain nondeductible expenses. The decrease in the effective income tax rate as compared to the same prior-year period was principally attributable to tax planning initiatives and a relative change in the mix of earnings from higher tax countries to lower tax countries.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds have historically been, and are expected to continue to be, cash flow from operations and borrowings under uncommitted and committed credit lines provided by banks in the United States and abroad. At December 31, 1998, the Company had cash and cash equivalents of $402.7 million compared with $277.5 million at June 30, 1998.

Uncommitted lines of credit amounted to $251.1 million at December 31, 1998, of which none were used. Unused committed lines of credit available to the Company at December 31, 1998 amounted to $400.0 million. Total debt as a percentage of total capitalization (including short-term debt) was 26% at December 31, 1998 and 29% at June 30, 1998. This decrease is primarily due to higher total capital.

Net cash provided by operating activities increased to $219.1 million in the six months ended December 31, 1998 from $181.9 million in the prior-year six-month period. This increase primarily reflects the Company's increased profitability and decreased inventories partially offset by higher accounts receivable related to higher net sales. Net cash used for investing activities decreased to $48.3 million in the six months ended December 31, 1998 from $400.0 million in the prior six-month period due to the Company's prior-year business acquisitions. Financing activities reflect dividends paid, purchases of treasury stock and repayment of debt. Dividend payments were $31.8 million and $21.7 million for the six months ended December 31, 1998 and 1997, respectively.

On September 18, 1998, the Company's Board of Directors authorized a share repurchase program. The Company has purchased and may continue to purchase, over an undefined period of time, a total of up to four million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company expects to make a contingent earn-out payment in March 1999 relating to the acquisition of Bobbi Brown, the amount of which will be dependent upon the audited results of operations of Bobbi Brown for the 1998 and 1997 calendar years.

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

As a matter of policy, the Company only enters into contracts with parties that have at least an "A" (or equivalent) credit rating. The counterparties to these contracts are major financial institutions and the Company does not have significant exposure to any one counterparty. The Company's exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss is remote and in any event would be immaterial. Costs associated with entering into such contracts have not been material to the Company's financial results. At December 31, 1998, the Company had contracts to exchange foreign currencies in the form of purchased currency options and forward exchange contracts in the amount of $25.6 million and $156.3 million, respectively. Foreign currencies exchanged under these contracts are principally the Belgian franc, Japanese yen, German mark, Swiss franc, U.K. pound, Spanish peseta and Italian lira. In addition, the Company had interest rate swap agreements outstanding with a notional principal amount of $405.0 million. There have been no significant changes in market risk since June 30, 1998 that would have a material effect on the Company's calculated value-at-risk exposure, as disclosed in its annual report on Form 10-K for the year ended June 30, 1998.

The Company believes that cash on hand, internally generated cash flow, available credit lines and access to capital markets will be adequate to support currently planned business operations, acquisitions and capital expenditures both on a near-term and long-term basis.

YEAR 2000

The Company has developed a comprehensive plan to address Year 2000 issues. The plan addresses three main areas: (a) information systems; (b) embedded chips; and, (c) supply chain readiness. To oversee the process, the Company has established a Steering Committee comprised of senior executives from its various business units around the world, which reports regularly to the Board of Directors and the Audit Committee.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company has identified potential deficiencies related to Year 2000 in its information systems and is in the process of addressing them through upgrades and other remediation. Completion of the remediation and testing is expected in the summer of 1999. The Company has identified other equipment with date sensitive operating controls and is in the process of assessing whether they are Year 2000 compliant. The Company anticipates completion of critical embedded chip remediation by the summer of 1999. To mitigate the risk of Year 2000 non-compliance by third parties, the Company has identified, contacted and met with critical inventory suppliers. The Company is also in the process of communicating with its larger customers about their year 2000 readiness. Further, the Company has been identifying and contacting other suppliers and customers. These meetings and communications are ongoing and the Company is assessing the state of readiness of the various suppliers and customers.

The Company believes it is difficult to specifically identify the cause of the most reasonable worst case Year 2000 scenario, however, based upon its work to date, the Company believes it would likely be the result of the failure of third parties to be Year 2000 compliant. Accordingly, the Company has formulated contingency plans to limit, to the extent possible, lost revenues and other adverse effects arising from third party failures. Such plans would necessarily be limited to matters over which the Company can reasonably control and may require the acceleration of certain shipments which may necessitate adjustments to the production and procurement schedules. The Company is in the process of implementing these plans and is determining the potential impact of these plans on its quarterly results of operations and financial condition in fiscal 2000.

Incremental out-of-pocket costs incurred through December 31, 1998 have not been significant and, based upon the Company's current estimates, the costs of its Year 2000 program are expected to be immaterial. Such costs do not include internal employee costs and costs related to the deferral of other information technology projects. While the Company does not have a system to track internal employee costs specifically related to the Year 2000, those costs are not expected to be material to the Company's results of operations or financial condition.

The Company's Year 2000 efforts are ongoing and its overall plan, as well as the implementation of contingency plans, will continue to evolve as new information becomes available. While the Company anticipates continuity of its business activities, that continuity will be dependent upon its ability, and the ability of third parties with whom the Company relies on directly, or indirectly, to be Year 2000 compliant.

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

                         THE ESTEE LAUDER COMPANIES INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                             December 31           June 30
                                                                                                 1998               1998
                                                                                                 ----               ----
                                                                                              (Unaudited)
                                                                                                        (In millions)
                                    ASSETS

Current Assets
Cash and cash equivalents...............................................................       $  402.7            $  277.5
Accounts receivable, net................................................................          649.0               497.8
Inventory and promotional merchandise, net..............................................          449.9               513.2
Prepaid expenses and other current assets...............................................          181.2               166.1
                                                                                               --------            --------
     Total current assets...............................................................        1,682.8             1,454.6
                                                                                               --------            --------

Property, Plant and Equipment, net......................................................          354.3               335.8
                                                                                               --------            --------

Other Assets
Investments, at cost or market value....................................................           27.9                27.7
Deferred taxes..........................................................................           62.8                59.6
Goodwill, net ..........................................................................          489.8               496.2
Other intangible assets, net............................................................           57.9                67.1
Other assets, net.......................................................................           75.8                71.8
                                                                                               --------            --------
                                                                                                  714.2               722.4
                                                                                               --------            --------
                                                                                               $2,751.3            $2,512.8
                                                                                               ========            ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Short-term debt.........................................................................       $    6.1            $   11.5
Accounts payable........................................................................          182.5               209.1
Accrued income taxes....................................................................          116.4                79.4
Other accrued liabilities...............................................................          599.4               537.4
                                                                                               --------            --------
     Total current liabilities..........................................................          904.4               837.4
                                                                                               --------            --------

Noncurrent Liabilities
Long-term debt..........................................................................          426.1               425.0
Other noncurrent liabilities............................................................          213.7               194.0
                                                                                               --------            --------
                                                                                                  639.8               619.0
                                                                                               --------            --------


$6.50 Cumulative Redeemable Preferred Stock, at redemption value........................          360.0               360.0
                                                                                               --------            --------

Stockholders' Equity
Common stock,  $.01 par value;  300,000,000  shares Class A  authorized,  shares issued 61,482,568 at December 31, 1998 and 61,467,934 at June 30, 1998;
   120,000,000 shares Class B authorized, shares issued 56,839,667......................            1.2                 1.2
Paid-in capital.........................................................................          169.9               169.8
Retained earnings.......................................................................          695.9               559.6
Accumulated other comprehensive income..................................................           (8.4)              (34.2)
                                                                                               --------            --------
                                                                                                  858.6               696.4
Less: Treasury stock, at cost; 229,817 Class A shares at December 31, 1998..............          (11.5)                -
                                                                                               --------            --------
                                                                                                  847.1               696.4
                                                                                               --------            --------
                                                                                               $2,751.3            $2,512.8
                                                                                               ========            ========


                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                       Six Months Ended
                                                                                                          December 31
                                                                                                        1998          1997
                                                                                                        ----          ----
                                                                                                           (In millions)
Cash Flows from Operating Activities
   Net earnings...............................................................................     $   168.9      $  147.1
   Adjustments to reconcile net earnings to net cash
     flows provided by operating activities:
       Depreciation and amortization..........................................................          49.8          34.6
       Amortization of purchased royalty rights...............................................           8.9           8.9
       Deferred income taxes..................................................................          (8.0)         (9.0)
       Minority interest......................................................................           -             4.0
   Changes in operating assets and liabilities:
       Increase in accounts receivable, net...................................................        (124.8)        (95.8)
       Decrease in inventory and promotional merchandise......................................          73.1          25.7
       Increase in other assets...............................................................         (14.5)        (52.4)
       Decrease in accounts payable...........................................................         (32.7)        (12.4)
       Increase in accrued income taxes.......................................................          33.8          23.0
       Increase in other accrued liabilities..................................................          51.4         104.3
       Increase in other noncurrent liabilities...............................................          13.2           3.9
                                                                                                   ---------      --------
         Net cash flows provided by operating activities......................................         219.1         181.9
                                                                                                   ---------      --------

Cash Flows from Investing Activities
   Acquisition of businesses, net of cash acquired............................................           -          (350.3)
   Capital expenditures.......................................................................         (47.6)        (50.1)
   Purchase of long-term investments..........................................................          (0.7)         (1.3)
   Proceeds from the disposition of long-term investments.....................................           -             1.7
                                                                                                   ---------      --------
         Net cash flows used for investing activities.........................................         (48.3)       (400.0)
                                                                                                   ---------      --------

Cash Flows from Financing Activities
   (Decrease) increase in short-term debt, net................................................          (6.5)        292.8
   Repayments of long-term debt...............................................................          (3.0)        (21.9)
   Proceeds from exercise of stock options....................................................           0.5           -
   Payments to acquire treasury stock.........................................................         (12.7)          -
   Dividends paid.............................................................................         (31.8)        (21.7)
                                                                                                   ---------      --------
         Net cash flows (used for) provided by financing activities...........................         (53.5)        249.2
                                                                                                   ---------      --------

Effect of Exchange Rate Changes on Cash and Cash Equivalents..................................           7.9           5.9
                                                                                                   ---------      --------
   Net Increase in Cash and Cash Equivalents..................................................         125.2          37.0
   Cash and Cash Equivalents at Beginning of Period...........................................         277.5         255.6
                                                                                                   ---------      --------
   Cash and Cash Equivalents at End of Period.................................................     $   402.7      $  292.6
                                                                                                   =========      ========


Supplemental disclosures of cash flow information:

   Cash paid during the period for:
       Interest ..............................................................................     $    14.9      $    2.0
                                                                                                   =========      ========
       Income taxes...........................................................................     $    75.3      $   72.0
                                                                                                   =========      ========
   Non cash items:
       Exchange of stock options in conjunction with acquisition..............................     $     -        $    4.3
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

A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net earnings is as follows:

                                                                        Three Months Ended         Six Months Ended
                                                                            December 31                December 31
                                                                        ----------------------     --------------------
                                                                          1998          1997        1998        1997
                                                                          ----          ----        ----        ----
                                                                                          (Unaudited)
                                                                              (In millions, except per share data)

Numerator:
Net earnings..................................................           $ 97.3         $ 85.3      $ 168.9     $ 147.1
Preferred stock dividends.....................................              5.8            5.8         11.7        11.7
                                                                         ------         ------      -------     -------
Net earnings attributable to common stock.....................           $ 91.5         $ 79.5      $ 157.2     $ 135.4
                                                                         ======         ======      =======     =======

Denominator:
Weighted average common shares outstanding - Basic............            118.3          118.4        118.4       118.4
Effect of dilutive securities: Stock options..................              1.8            1.1          1.7         1.0
                                                                         ------         ------       ------      ------
Weighted average common shares outstanding - Diluted..........            120.1          119.5        120.1       119.4
                                                                         ======         ======       ======      ======

Net earnings per common share:
Basic EPS.....................................................           $  .77         $  .67      $  1.33     $  1.14
                                                                         ======         ======      =======     =======
Diluted EPS...................................................           $  .76         $  .66      $  1.31     $  1.13
                                                                         ======         ======      =======     =======


Options to purchase 0.9 million and 1.1 million shares of common stock at December 31, 1998 and 1997, respectively, were not included in the computation of diluted EPS because the exercise price of those options was greater than the average market price of common shares. The options were still outstanding at the end of the respective period.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts of $49.2 million and $43.6 million as of December 31 and June 30, 1998, respectively.

Inventory and Promotional Merchandise

Inventory and promotional merchandise only include inventory considered saleable or usable in future periods, and are stated at the lower of cost or market, with cost being determined on the first-in, first-out method. Promotional merchandise is charged to expense at the time the merchandise is shipped to the Company's customers.


                                                                        December 31         June 30
                                                                           1998               1998
                                                                           ----               ----
                                                                         (Unaudited)
                                                                                 (In millions)
         Inventory and promotional merchandise consists of:
           Raw materials.........................................         $  116.0          $ 143.6
           Work in process.......................................             21.4             26.7
           Finished goods........................................            210.3            227.8
           Promotional merchandise...............................            102.2            115.1
                                                                          --------          -------
                                                                          $  449.9          $ 513.2
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


                                                                         December 31         June 30
                                                                            1998               1998
                                                                            ----               ----
                                                                         (Unaudited)
                                                                                    (In millions)


         Land   .................................................         $   13.1          $  13.0
         Buildings and improvements..............................            131.4            124.0
         Machinery and equipment.................................            395.3            367.8
         Furniture and fixtures..................................             84.5             78.6
         Leasehold improvements..................................            132.9            117.3
                                                                          --------          -------
                                                                             757.2            700.7
         Less accumulated depreciation and amortization..........            402.9            364.9
                                                                          --------          -------
                                                                          $  354.3          $ 335.8
                                                                          ========          =======


Share Repurchase Program
On September 18, 1998, the Company's Board of Directors authorized a share repurchase program. The Company has purchased and may continue to purchase, over an undefined period of time, a total of up to four million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.

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

NOTE 2 - COMPREHENSIVE  INCOME

The Company has adopted SFAS No. 130 "Reporting Comprehensive Income" which establishes guidance for the reporting and display of comprehensive income and its components. The purpose of reporting comprehensive income is to report a measure of all changes in equity that resulted from recognized transactions and other economic events of the period other than transactions with stockholders. Adoption of SFAS No. 130 had no economic impact on the Company's consolidated financial position, net earnings, stockholders' equity or cash flows, although the presentation of certain items has changed. The components of accumulated other comprehensive income included in the accompanying consolidated balance sheets consist of net unrealized investment gains and cumulative translation adjustments as of the end of each period.


Comprehensive income and its components, net of tax, are as follows:

                                                                       Three Months Ended                Six Months Ended
                                                                            December 31                  December 31
                                                                      ------------------------      ---------------------
                                                                        1998           1997          1998           1997
                                                                      -------         --------      --------       ------
                                                                                             (Unaudited)
                                                                                            (In millions)


Net earnings..............................................             $ 97.3          $  85.3       $ 168.9       $147.1
                                                                       ------          -------       -------       ------

Other comprehensive income:
     Net unrealized investment gains (losses).............                2.7             (1.6)         (0.3)        (0.2)
     Translation adjustments..............................                7.3             (0.2)         26.1        (15.2)
                                                                       ------          -------       -------       ------

     Other comprehensive income...........................               10.0             (1.8)         25.8        (15.4)
                                                                       ------          -------       -------       ------

Comprehensive income......................................             $107.3          $  83.5       $ 194.7       $131.7
                                                                       ======          =======       =======       ======

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

Item 4.  Submission of matters to a vote of security holders

(a) The Annual Meeting of Stockholders of the Company was held on November 5, 1998.

(b)      The  following  directors  were  elected at the  Annual  Meeting of the
         Stockholders: William P. Lauder and P. Roy Vagelos M.D., as Class II Directors for a term expiring at the 2001 Annual Meeting. The Class I directors, whose terms expire at the 2000 Annual Meeting, are Fred H. Langhammer and Faye Wattleton. The Class III directors, whose terms expire at the 1999 Annual Meeting, are Leonard A. Lauder, Ronald S. Lauder and Marshall Rose.

(c) (i) Each person elected as a director at the Annual Meeting received the number of votes (shares of Class B Common Stock are entitled to ten votes per share) indicated beside his name:

              Name                           Votes For           Votes Withheld
              William P. Lauder              623,023,345         605,698
              P. Roy Vagelos, M.D.           623,217,354         411,689

         (ii) 615,288,848 votes were cast for and 1,802,144 votes were cast against the approval of the Fiscal 1999 Share Incentive Plan. There were 58,887 abstentions and 6,479,164 broker nonvotes.

         (iii)622,859,265 votes were cast for and 697,140 votes were cast against the approval of the Executive Annual Incentive Plan. There were 72,638 abstentions and no broker nonvotes.

         (iv) 623,579,064 votes were cast for and 18,211 votes were cast against the ratification of the appointment of Arthur Andersen LLP as independent auditors of the Company for the 1999 fiscal year. There were 31,768 abstentions and no broker nonvotes.

(d)      Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits--

           10.1 Fiscal 1999 Share Incentive Plan (filed as Exhibit 4(c) to the Company's Registration statement on Form S-8
                 (No. 333-66851) on November 5, 1998). *

           10.2  Executive Annual Incentive Plan

           27.1  Financial Data Schedule

---------------------------------------
* Incorporated herein by Reference

(b) Reports on Form 8-K -- There were no reports on Form 8-K for the three months ended December 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              THE ESTEE LAUDER COMPANIES INC.



Date:  January 26, 1999                            by:/s/Robert J. Bigler
                                                 ---------------------------
                                                      Robert J. Bigler
                                                    Senior Vice President
                                                  and Chief Financial Officer
                                                   (Principal Financial and
                                                      Accounting Officer)