Form 10-Q
period 1999-03-31
ESTEE LAUDER COMPANIES INC
filed 1999-04-27
CIK 1001250

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549-1004
                             ----------------------

                                    FORM 10-Q


 (Mark One)
    [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No


At April 22, 1999, 61,716,292 shares of the registrant's Class A Common Stock, $.01 par value, and 56,839,667 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding.

                         THE ESTEE LAUDER COMPANIES INC.


                                      INDEX


                                                                                                          Page
Part I. Financial Information

         Consolidated Statements of Earnings --
              Three Months and Nine Months Ended March 31, 1999 and 1998...............................      2

         Management's Discussion and Analysis of
              Financial Condition and Results of Operations............................................      3

         Consolidated Balance Sheets --
              March 31, 1999 and June 30, 1998.........................................................     13

         Consolidated Statements of Cash Flows --
              Nine Months Ended March 31, 1999 and 1998................................................     14

         Notes to Consolidated Financial Statements....................................................     15

Part II. Other Information.............................................................................     18


                         THE ESTEE LAUDER COMPANIES INC.

                          PART I. FINANCIAL INFORMATION

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                                                           Three Months Ended           Nine Months Ended
                                                                                 March 31                    March 31
                                                                         ----------------------        --------------------
                                                                             1999      1998              1999        1998
                                                                             ----      ----              ----        ----
                                                                                   (In millions, except per share data)

Net Sales........................................................        $    964.8  $   871.5        $3,052.8     $2,773.0
Cost of sales....................................................             216.1      195.1           695.5        628.8
                                                                          ---------  ---------       ---------     --------
Gross Profit.....................................................             748.7      676.4         2,357.3      2,144.2
                                                                          ---------  ---------       ---------     --------

Operating expenses:
   Selling, general and administrative...........................             650.5      588.1         1,959.0      1,788.4
   Related party royalties.......................................               7.9        7.5            24.6         24.1
                                                                          ---------  ---------       ---------     --------
                                                                              658.4      595.6         1,983.6      1,812.5
                                                                          ---------  ---------       ---------     --------

Operating Income.................................................              90.3       80.8           373.7        331.7

Interest expense, net............................................               3.4        3.1            14.3          2.2
                                                                          --------- ----------       ---------     --------

Earnings before Income Taxes and Minority Interest...............              86.9       77.7           359.4        329.5

Provision for income taxes.......................................              33.3       31.1           136.9        131.8
Minority interest................................................               -         (0.9)            -           (4.9)
                                                                          ---------  ---------       ---------     --------

Net Earnings.....................................................              53.6       45.7           222.5        192.8

Preferred stock dividends........................................               5.9        5.9            17.6         17.6
                                                                          ---------  ---------       ---------     --------

Net Earnings Attributable to Common Stock........................         $    47.7  $    39.8       $   204.9     $  175.2
                                                                          =========  =========       =========     ========


Net earnings per common share (Note 3):
    Basic........................................................         $     .40  $     .34       $    1.73     $   1.48
    Diluted......................................................         $     .39  $     .33       $    1.70     $   1.46

Weighted average common shares outstanding (Note 3):
    Basic........................................................             118.5      118.4           118.4        118.4
    Diluted......................................................             120.9      119.9           120.4        119.6
Cash dividends declared per common share.........................         $    .085  $    .085       $    .255     $   .255

                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Estee Lauder Companies Inc. and its subsidiaries manufacture skin care, makeup, fragrance and hair care products which are distributed in over 100 countries and territories. The following is a comparative summary of operating results for the three and nine month periods ended March 31, 1999 and 1998:

                                                                          Three Months Ended            Nine Months Ended
                                                                                March 31                    March 31
                                                                         ----------------------      ---------------------
                                                                             1999       1998            1999         1998
                                                                             ----       ----            ----         ----
                                                                                             (In millions)
NET SALES
   By Region:
      The Americas...............................................         $   603.9  $   568.2        $1,883.2     $1,715.2
      Europe, the Middle East & Africa...........................             242.5      209.7           815.5        716.8
      Asia/Pacific...............................................             118.4       93.6           354.1        341.0
                                                                          ---------  ---------        --------     --------
                                                                          $   964.8  $   871.5        $3,052.8     $2,773.0
                                                                          =========  =========        ========     ========

   By Product Category:
      Skin Care..................................................         $   376.2  $   324.5        $1,026.4     $  931.9
      Makeup.....................................................             382.6      352.7         1,107.4      1,009.8
      Fragrance..................................................             183.3      174.1           849.4        796.4
      Hair Care..................................................              22.7       20.2            69.6         34.9
                                                                          ---------  ---------        --------     --------
                                                                          $   964.8  $   871.5        $3,052.8     $2,773.0
                                                                          =========  =========        ========     ========

OPERATING INCOME
   The Americas..................................................         $    49.2  $    51.7       $   232.3     $  216.7
   Europe, the Middle East & Africa..............................              33.1       31.1           108.6         98.7
   Asia/Pacific..................................................               8.0       (2.0)           32.8         16.3
                                                                          ---------  ---------       ---------     --------
                                                                          $    90.3  $    80.8       $   373.7     $  331.7
                                                                          =========  =========       =========     ========

The  following  table  sets  forth  certain  consolidated  earnings  data  as  a percentage of net sales:

                                                                          Three Months Ended            Nine Months Ended
                                                                                March 31                    March 31
                                                                         ----------------------      ---------------------
                                                                            1999       1998               1999       1998
                                                                            ----       ----               ----       ----

Net sales........................................................          100.0%     100.0%             100.0%     100.0%
Cost of sales....................................................           22.4       22.4               22.8       22.7
                                                                           -----      -----              -----      -----
Gross profit.....................................................           77.6       77.6               77.2       77.3
                                                                           -----      -----              -----      -----
Operating expenses before depreciation and amortization:
   Selling, general and administrative...........................           64.3       64.3               61.3       61.9
   Related party royalties.......................................            0.8        0.9                0.8        0.9
                                                                           -----      -----              -----      -----
                                                                            65.1       65.2               62.1       62.8
                                                                           -----      -----              -----      -----
Earnings before interest, taxes, depreciation and amortization
  ("EBITDA").....................................................           12.5       12.4               15.1       14.5
Depreciation and amortization....................................            3.1        3.1                2.9        2.5
                                                                           -----      -----              -----      -----
Operating income.................................................            9.4        9.3               12.2       12.0
Interest expense, net............................................            0.4        0.4                0.4       (0.1)
                                                                           -----      -----              -----      -----
Earnings before income taxes and minority interest...............            9.0        8.9               11.8       11.9
Provision for income taxes.......................................            3.4        3.6                4.5        4.8
Minority interest................................................              -       (0.1)               -         (0.1)
                                                                           -----      -----              -----      -----
Net earnings  ...................................................            5.6%       5.2%               7.3%       7.0%
                                                                           =====      =====              =====      =====

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Third Quarter Fiscal 1999 compared with the Third Quarter Fiscal 1998

NET SALES

Our net sales increased 11% or $93.3 million to $964.8 million as compared with the same prior-year quarter. The overall sales increase is the result of our efforts to reemphasize our skin care products and to capitalize on our brand equity through global expansion. Sales of skin care products increased 16%, which contributed $51.7 million to the total increase for the period. The Asia/Pacific region increased 26% and the Europe, Middle East & Africa region increased 16%, demonstrating our success internationally. A weaker U.S. dollar had a favorable impact on net sales. Excluding the impact of foreign currency translation, net sales increased 10%.

Product Categories

Skin Care
Skin care product sales were $376.2 million for the quarter as compared to $324.5 million last year. The increase is primarily the result of the retail launch of Stop Signs and Resilience Lift. The continued success of Diminish and All About Eyes along with growth from classic products such as Dramatically Different Moisturizing Lotion and Clarifying Lotion contributed to increased sales, offset in part by lower sales of Fruition Extra. On a comparable exchange rate basis, sales of skin care products increased 14%.

Makeup
Our net sales of makeup products increased 8% or $29.9 million to $382.6 million. The increase is primarily attributable to the launch of Sheer Powder Blusher and Superfit Makeup, as well as recently introduced products such as Quickliner for Eyes and Futurist Lipstick. A strong launch in the comparable prior-year period resulted in lower sales of Superlast Creme Lipstick.

Fragrance
Our net sales of fragrance products increased 5% or $9.2 million to $183.3 million. Fragrance products such as Dazzling Gold, Dazzling Silver and Clinique Happy contributed to the net sales increase, as well as the European rollout of Lauder Pleasures for Men. The successful launch of Hilfiger Athletics in the same prior-year quarter impacted our comparisons.

Hair Care
Our net sales of hair care products increased 12% or $2.5 million to $22.7 million primarily due to increased sales related to new and existing Aveda products. Foreign currency translation has little impact on the results of the hair care segment due to the concentration of sales in the Americas.

The introduction of new products may have some cannibalization effect on sales of existing products, which we take into account in our business planning.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Geographic
Net sales in the Americas increased 6% or $35.7 million to $603.9 million. Sales increases were achieved primarily from the strength of new and existing skin care products. In Europe, the Middle East & Africa, net sales increased 16% or $32.8 million to $242.5 million. The increase was primarily the result of higher net sales in Spain, France and Belgium and a strong distributor and travel retail business. Excluding the impact of foreign currency translation, net sales increased 14%, reflecting a weaker U.S. dollar. Net sales in Asia/Pacific increased 26% or $24.8 million to $118.4 million as compared with the same prior-year quarter. Sales increases were recorded throughout the region with the strongest growth in Japan, Korea, Taiwan, Australia and Hong Kong. This sales growth was primarily attributable to product introductions in all categories, accelerated promotional activity and the addition of new doors in the region. Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 19%, as compared to the same prior-year quarter. We strategically stagger new product launches by geographic markets, which may account for differences in regional sales growth.

COST OF SALES

Our cost of sales for the three months ended March 31, 1999 and 1998 was 22.4% of net sales. The consistency of our cost of sales percentage on a quarter over quarter basis reflects the integration of acquired companies, which have higher cost structures, offset by shifts in the product mix as well as production efficiencies.

OPERATING EXPENSES

Our total operating expenses were 68.2% of net sales compared with 68.3% of net sales in the same prior-year quarter. The change in operating expenses as a percent of net sales reflects operating improvements, as well as the favorable integration of different cost structures of acquired companies, partially offset by Year 2000 expenses. Quarterly operating expenses are subject to the timing of advertising and promotional spending due to product launches and rollouts, as well as incremental advertising in select markets.

OPERATING INCOME

Operating income increased 12% or $9.5 million to $90.3 million as compared to the same prior-year quarter, which resulted in an operating margin of 9.4% in the current quarter versus 9.3% in the prior-year quarter. The increase in operating income and margin was due to higher net sales coupled with operating expense efficiencies achieved. As a result of several highly successful domestic launches in the same prior-year quarter, and an overall less buoyant fragrance market, operating income in the Americas was $49.2 million, a decrease of $2.5 million or 5%. Additionally, operating expenses in the Americas included increased advertising and promotional spending related to new product launches and support of existing product momentum, as well as incremental costs related to our Year 2000 remediation efforts. In Europe, the Middle East & Africa, operating income increased 6% or $2.0 million to $33.1 million. Improved operating results in Belgium and the distributor and travel retail businesses were partially offset by lower results in Germany and the United Kingdom. In Asia/Pacific, operating income was $8.0 million as compared to a loss of $2.0 million. Higher net sales and planned efficiencies in operating expenses resulted in operating income improvements in Japan, Australia and Hong Kong.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


EBITDA

Earnings before interest, taxes, depreciation and amortization is an additional measure of operating performance used by management. While the components of EBITDA may vary from company to company, we exclude our minority interest adjustment, all depreciation charges related to property, plant and equipment and all amortization charges including amortization of goodwill, purchased royalty rights, leasehold improvements and other intangible assets. We consider this measure useful in analyzing our results; however, it is not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with generally accepted accounting principles.

EBITDA increased 12% to $120.3 million or 12.5% of net sales as compared to $107.9 million or 12.4% of net sales in the same prior-year quarter. The improvement in EBITDA is primarily attributable to sales growth and operating expense efficiencies.

INTEREST EXPENSE, NET

Net interest expense was $3.4 million for the three months ended March 31, 1999, as compared with $3.1 million in the same prior-year quarter. The increase is primarily the result of a full quarter's interest expense on long term borrowings, partially offset by higher earnings on cash and investments.

PROVISION FOR INCOME TAXES

The provision for income taxes represents federal, foreign, state and local income taxes. The effective rate for income taxes for the three months ended March 31, 1999 was 38% compared with 40% in the same prior-year quarter. These rates are higher than the statutory Federal tax rate due to the effect of state and local taxes, higher tax rates in certain foreign jurisdictions and certain nondeductible expenses. The decrease in the effective income tax rate as compared to the same prior-year quarter was principally attributable to tax planning initiatives and a relative change in the mix of earnings from higher tax countries to lower tax countries.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Nine Months Fiscal 1999 compared with Nine Months Fiscal 1998

NET SALES

Our net sales increased 10% or $279.8 million to $3,052.8 million for the nine months ended March 31, 1999 as compared with the same prior-year period. Sales growth is primarily due to increased sales of skin care products and the domestic strength of makeup product sales, which includes Sassaby and Aveda. Further, double digit gains have been achieved in each of the skin care, makeup and fragrance categories in the European region. Foreign currency translation did not significantly impact net sales.

Product Categories

Skin Care
Our net sales of skin care products increased 10% or $94.5 million to $1,026.4 million. The increase reflects the retail launch of Stop Signs and Resilience Lift in the most recent quarter, as well as the continued success of All About Eyes and Diminish. These increases were partially offset by lower sales of Fruition Extra.

Makeup
Our net sales of makeup products increased 10% or $97.6 million to $1,107.4 million. Higher makeup product sales were primarily due to the recent introductions of Quickliner For Eyes and Smudgesicles, as well as contributions from relatively new products such as Two-In-One Eyeshadow and Double Matte. The category's net sales also benefited from the inclusion of sales by Sassaby and Aveda for the full year-to-date period. These increases were partially offset by lower sales of Indelible Lipstick and Virtual Skin.

Fragrance
Our net sales of fragrance products increased 7% or $53.0 million to $849.4 million. The increase is primarily attributable to the worldwide success of Clinique Happy and the successful current year introduction of Dazzling Gold and Dazzling Silver. Additionally, Hilfiger Athletics and "tommy girl", which are marketed under a licensing agreement, contributed significantly to the net sales increases, offset in part by lower sales of "tommy".

Hair Care
Our net sales of hair care products increased nearly 100% as compared with the same prior-year period. The increase reflects the inclusion of Aveda hair care products for the full nine month period.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Geographic
Sales in the Americas increased 10% or $168.0 million to $1,883.2 million. This increase is driven by sales of new and existing products across all categories and the inclusion of Aveda and Sassaby for the full year to date period. In Europe, the Middle East & Africa, net sales increased 14% or $98.7 million to $815.5 million. The increase was primarily the result of higher net sales in the United Kingdom, Spain, and the distributor and travel retail businesses. Excluding the impact of foreign currency translation, sales in Europe, the Middle East & Africa increased 11%. Net sales in Asia/Pacific increased 4% or $13.1 million to $354.1 million, primarily related to higher net sales in Japan and Thailand. Excluding the impact of foreign currency translation, Asia/Pacific sales grew 7% over the prior-year period.

COST OF SALES

Our cost of sales for the nine months ended March 31, 1999 were 22.8% of net sales compared with 22.7% of net sales in the prior-year period. The increase principally reflects the integration of acquired companies, particularly Sassaby and Aveda, which have cost structures higher than our other brands. Such increase has been substantially offset by a shift in core brand product mix as well as continued production efficiencies.

OPERATING EXPENSES

Total operating expenses decreased to 65.0% of net sales for the nine months ended March 31, 1999, compared with 65.4% of net sales in the same prior-year period. This improvement primarily relates to operating efficiencies and the favorable integration of the cost structures of acquired companies. Operating expenses are subject to the timing of advertising and promotional spending due to product launches and rollouts as well as incremental advertising in select markets.

OPERATING INCOME

Operating income increased 13% or $42.0 million to $373.7 million for the nine months ended March 31, 1999 as compared with the same prior-year period. Operating margins were 12.2% of net sales in the current period as compared to 12.0% in the same prior year period. The increase in operating income and margins was due to higher net sales coupled with operational efficiencies and the timing of advertising and promotional spending. Operating income in the Americas increased 7% or $15.6 million to $232.3 million for the nine months ended March 31, 1999, primarily due to increases in the skin care and makeup segments, as well as the inclusion of operating results from recent acquisitions. In Europe, the Middle East & Africa, operating income increased 10% or $9.9 million to $108.6 million primarily due to improved operating results in Spain, Belgium, Italy and the distributor and travel retail businesses. In Asia/Pacific, operating income increased $16.5 million to $32.8 million due to higher results in Japan, as a result of planned operating expense efficiencies, as well as improvements in Australia and Taiwan.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


EBITDA

EBITDA increased 15% to $462.4 million or 15.1% of net sales as compared to $402.3 million or 14.5% of net sales in the same prior-year period. The improvement in EBITDA is primarily attributable to sales growth and operating expense efficiencies achieved.

INTEREST EXPENSE, NET

Net interest expense was $14.3 million and $2.2 million for the nine months ended March 31, 1999 and 1998, respectively. Interest expense increased as borrowings related to the acquisition of new businesses were outstanding for the full year-to-date period in fiscal 1999.

PROVISION FOR INCOME TAXES

The provision for income taxes represents federal, foreign, state and local income taxes. The effective rate for income taxes for the nine months ended March 31, 1999 was 38% compared with 40% in the same prior-year period. These rates are higher than the statutory Federal tax rate due to the effect of state and local taxes, higher tax rates in certain foreign jurisdictions and certain nondeductible expenses. The decrease in the effective income tax rate as compared to the same prior-year period was principally attributable to tax planning initiatives and a relative change in the mix of earnings from higher tax countries to lower tax countries.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds historically have been cash flows from operations and borrowings under uncommitted and committed credit lines provided by banks in the United States and abroad. At March 31, 1999, we had cash and cash equivalents of $370.1 million compared with $277.5 million at June 30, 1998.

Uncommitted lines of credit amounted to $249.7 million at March 31, 1999, of which none were used. Unused committed lines of credit available at March 31, 1999 amounted to $400.0 million. Total debt as a percentage of total capitalization (including short-term debt) was 26% at March 31, 1999 and 29% at June 30, 1998.

Cash used for investing activities is significantly lower than the comparable nine-month period in the prior year as a result of the fiscal 1998 costs to acquire Aveda, Sassaby and the remaining interest in MAC. In March 1999, we made a payment to satisfy the earn-out portion of the Bobbi Brown acquisition.

Cash used for financing activities relates to dividend payments of $47.7 million as compared to $37.7 million in the same prior-year period, and repayments of short-term debt. The change in dividend payments relates to the timing of dividend declarations and distributions. Cash from financing activities decreased on a comparable basis as a result of the prior year inclusion of proceeds from long-term borrowings.

On April 26, 1999, the Board of Directors declared a two-for-one Common Stock split to be effected in the form of a stock dividend. Additionally, the Board approved a 17.6% increase in the next Class A and Class B quarterly Common Stock dividend from $.085 to $.10 per share, on a pre-split basis.

On September 18, 1998, the Company's Board of Directors authorized a share repurchase program. The Company has purchased and may continue to purchase, over an undefined period of time, a total of up to four million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.

We conduct business in many foreign currencies. As a result, we are subject to foreign currency exchange rate risk which impacts the costs and cash flows of our foreign subsidiaries.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


We address our foreign currency and interest rate risks through a controlled program of risk management, the principal objective of which is to minimize the risks and/or costs associated with financial and global operating activities. We use derivative financial instruments for the purpose of managing our exposure to adverse fluctuations in foreign currency exchange rates and interest rates. We do not utilize derivative financial instruments for trading or other speculative purposes.

We enter into forward exchange contracts to hedge purchases, receivables and payables denominated in foreign currencies for periods consistent with our identified exposures. Gains and losses related to qualifying hedges of these exposures are deferred and recognized in operating income when the underlying hedged transaction occurs. We also enter into purchased foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. Any gains realized on such options that qualify as hedges are deferred and recognized in operating income when the underlying hedged transaction occurs. Premiums on foreign currency options are amortized over the period being hedged. Foreign currency transactions which do not qualify as hedges are marked-to-market on a current basis with gains and losses recognized through income and reflected in operating expenses. In addition, any previously deferred gains and losses on hedges which are terminated prior to the transaction date are recognized in current income when the hedge is terminated. The contracts have varying maturities with none exceeding 24 months.

We enter into interest rate swaps to convert floating interest rate debt to fixed rate debt. These swap agreements are contracts to exchange floating rate for fixed rate interest payments periodically over the life of the agreements. Amounts currently due to or from interest rate swap counterparties are recorded in interest expense in the period in which they accrue.

As a matter of policy, we only enter into contracts with parties that have at least an "A" (or equivalent) credit rating. The counterparties to these contracts are major financial institutions and we do not have significant exposure to any one counterparty. Our exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss is remote and in any event would be immaterial. Costs associated with entering into such contracts have not been material to our financial results. At March 31, 1999, we had contracts to exchange foreign currencies in the form of forward exchange contracts and purchased currency options in the amount of $281.1 million and $14.7 million, respectively. Foreign currencies exchanged under these contracts are principally the Belgian franc, Japanese yen, German mark, Swiss franc, U.K. pound, Spanish peseta and Italian lira. In addition, we had interest rate swap agreements outstanding with a notional principal amount of $405.0 million. There have been no significant changes in market risk since June 30, 1998 that would have a material effect on our calculated value-at-risk exposure, as disclosed in the annual report on Form 10-K for the year ended June 30, 1998.

We believe that cash on hand, internally generated cash flows, available credit lines and access to capital markets will be adequate to support currently planned business operations, acquisitions and capital expenditures both on a near-term and long-term basis.

YEAR 2000

We have developed a comprehensive plan to address Year 2000 issues. The plan addresses three main areas: (a) information systems; (b) embedded chips; and,
(c) supply chain readiness. To oversee the process, we have established a Steering Committee, comprised of senior executives from our various business units around the world, which reports regularly to the Board of Directors and the Audit Committee.

We  have  identified  potential   deficiencies  related  to  Year  2000  in  our
information systems and we are in the process of addressing them through upgrades and other remediation. Completion of the remediation and testing is expected in the summer of 1999. We have identified other equipment with date sensitive operating controls and we are in the process of assessing whether they are Year 2000 compliant. We have completed testing of critical embedded chips and anticipate completing remediation by the summer of 1999. To mitigate the risk of Year 2000 non-compliance by third parties, we have identified, contacted and met with critical inventory suppliers. We are continuing our discussions with our larger customers and critical non-inventory suppliers about their Year 2000 readiness. Further, we have identified and contacted other suppliers and customers. These meetings and communications are ongoing and we are continuing our assessment of the state of readiness of the various suppliers and customers. We are currently validating Year 2000 processes and procedures as they are completed.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


We believe it is difficult to specifically identify the cause of the most reasonable worst case Year 2000 scenario, and based upon our work to date, we continue to believe it is likely to be the result of the failure of third parties to be Year 2000 compliant. Accordingly, we have formulated contingency plans to limit, to the extent possible, lost revenues and other adverse effects arising from third party failures. These plans would necessarily be limited to matters over which we can reasonably control and will include the acceleration of certain shipments which will necessitate adjustments to the production and procurement schedules. In order to support ongoing global operations on or about January 1, 2000, we will be establishing, prior to that date, a Y2K Communications Center which will expedite the implementation of contingency plans, if necessary. We are in the process of implementing our overall contingency plans and are determining the potential impact of the plans on our quarterly results of operations and financial condition in fiscal 2000.

Notwithstanding the impact on any given quarter, incremental out-of-pocket costs incurred through March 31, 1999 have not been significant and, based upon current estimates, the costs of our Year 2000 program are expected to be immaterial. Such costs do not include internal employee costs and costs related to the deferral of other information technology projects. While we do not have a system to track internal employee costs specifically related to the Year 2000, those costs are not expected to be material to our results of operations or financial condition.

Our Year 2000 efforts are ongoing and our overall plan, as well as the implementation of contingency plans, will continue to evolve as new information becomes available. While we anticipate continuity of our business activities, that continuity will be dependent upon our ability, and the ability of third parties whom we rely on directly, or indirectly, to be Year 2000 compliant.

FORWARD-LOOKING INFORMATION

We and our representatives from time to time make written or verbal forward looking statements, including statements contained in this and other filings with the Securities and Exchange Commission and in our reports to stockholders. The words and phrases "will likely result," "expects," "believes," "will continue," "is anticipated," "estimates," "projects" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, our expectations regarding sales, earnings or other future financial performance and liquidity, product introductions, entry into new geographic regions and general optimism about future operations or operating results. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot assure that actual results will not differ materially from our expectations. Factors that could cause actual results to differ from expectations include, without limitation:

     (i) increased competitive activity from companies in the skin care, makeup, fragrance and hair care businesses, some of which have greater resources than us;

     (ii) consolidations and restructurings in the retail industry causing a decrease in the number of stores that sell our products, an increase in the ownership concentration within the retail industry or ownership of retailers by our competitors;

     (iii) social, political and economic risks to our foreign manufacturing, distribution and retail operations, including changes in foreign investment and trade policies and regulations of the host countries and of the United States;

     (iv) changes in the laws, regulations and policies, including changes in accounting standards, that affect, or will affect, us in the United States and abroad;

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     (v) foreign currency fluctuations affecting our results of operations and value of our foreign assets, the relative prices at which we and our foreign competitors sell our products in the same market and our operating and manufacturing costs outside of the United States;

     (vi) shipment delays, depletion of inventory and increased production costs resulting from disruptions of operations at any of the facilities which, due to consolidations in our manufacturing operations, now manufacture nearly all of our supply of a particular type of product (i.e., focus factories);

     (vii) changes in product mix to ones which are less profitable; and,

     (viii) our ability and the ability of third parties, including customers or suppliers, to adequately address Year 2000 issues.

We assume no responsibility to update forward-looking statements made herein or otherwise.

                         THE ESTEE LAUDER COMPANIES INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                               March 31            June 30
                                                                                                 1999               1998
                                                                                                 ----               ----
                                                                                              (Unaudited)
                                                                                                        (In millions)
                                    ASSETS
Current Assets
Cash and cash equivalents...............................................................       $  370.1            $  277.5
Accounts receivable, net................................................................          612.9               497.8
Inventory and promotional merchandise, net..............................................          412.6               513.2
Prepaid expenses and other current assets...............................................          176.3               166.1
                                                                                               --------            --------
     Total current assets...............................................................        1,571.9             1,454.6
                                                                                               --------            --------

Property, Plant and Equipment, net......................................................          366.4               335.8
                                                                                               --------            --------

Other Assets
Investments, at cost or market value....................................................           33.3                27.7
Deferred taxes..........................................................................           54.7                59.6
Goodwill, net ..........................................................................          561.6               496.2
Other intangible assets, net............................................................           53.6                67.1
Other assets, net.......................................................................           75.5                71.8
                                                                                               --------            --------
                                                                                                  778.7               722.4
                                                                                               --------            --------
                                                                                               $2,717.0            $2,512.8
                                                                                               ========            ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Short-term debt.........................................................................       $    5.9            $   11.5
Accounts payable........................................................................          157.0               209.1
Accrued income taxes....................................................................           91.0                79.4
Other accrued liabilities...............................................................          584.1               537.4
                                                                                               --------            --------
     Total current liabilities..........................................................          838.0               837.4
                                                                                               --------            --------

Noncurrent Liabilities
Long-term debt..........................................................................          425.6               425.0
Other noncurrent liabilities............................................................          204.2               194.0
                                                                                               --------            --------
                                                                                                  629.8               619.0
                                                                                               --------            --------


$6.50 Cumulative Redeemable Preferred Stock, at redemption value........................          360.0               360.0
                                                                                               --------            --------

Stockholders' Equity
Common stock,  $.01 par value;  300,000,000  shares Class A  authorized,  shares issued 61,922,156 at March 31, 1999 and 61,467,934 at June 30, 1998;
   120,000,000 shares Class B authorized, shares issued 56,839,667......................            1.2                 1.2
Paid-in capital.........................................................................          193.3               169.8
Retained earnings.......................................................................          733.7               559.6
Accumulated other comprehensive income..................................................          (27.5)              (34.2)
                                                                                               --------            --------
                                                                                                  900.7               696.4
Less: Treasury stock, at cost; 228,486 Class A shares at March 31, 1999.................          (11.5)                -
                                                                                               --------            --------
                                                                                                  889.2               696.4
                                                                                               --------            --------
                                                                                               $2,717.0            $2,512.8
                                                                                               ========            ========

                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                         Nine Months Ended
                                                                                                             March 31
                                                                                                        1999          1998
                                                                                                        ----          ----
                                                                                                            (In millions)
Cash Flows from Operating Activities
   Net earnings...............................................................................     $   222.5      $  192.8
   Adjustments to reconcile net earnings to net cash
     flows provided by operating activities:
       Depreciation and amortization..........................................................          75.4          57.3
       Amortization of purchased royalty rights...............................................          13.3          13.3
       Deferred income taxes..................................................................           0.1         (10.7)
       Minority interest......................................................................           -             4.9
   Changes in operating assets and liabilities:
       Increase in accounts receivable, net...................................................        (107.9)        (87.2)
       Decrease in inventory and promotional merchandise......................................         102.8          22.5
       Increase in other assets...............................................................         (17.6)        (70.1)
       Decrease in accounts payable...........................................................         (54.7)        (18.4)
       Increase in accrued income taxes.......................................................          22.5          16.9
       Increase in other accrued liabilities..................................................          45.5         115.6
       Increase in other noncurrent liabilities...............................................           9.7           2.9
                                                                                                   ---------      --------
         Net cash flows provided by operating activities......................................         311.6         239.8
                                                                                                   ---------      --------

Cash Flows from Investing Activities
   Acquisition of businesses, net of cash acquired............................................         (75.0)       (459.9)
   Capital expenditures.......................................................................         (82.6)        (89.7)
   Purchase of long-term investments..........................................................          (5.8)         (0.7)
   Proceeds from the disposition of long-term investments.....................................           -             3.5
                                                                                                   ---------      --------
         Net cash flows used for investing activities.........................................        (163.4)       (546.8)
                                                                                                   ---------      --------

Cash Flows from Financing Activities
   Decrease in short-term debt................................................................          (6.5)        (10.0)
   Proceeds from long-term debt...............................................................           -           405.0
   Repayments of long-term debt...............................................................          (3.0)        (21.9)
   Proceeds from exercise of stock options....................................................          12.8           0.2
   Payments to acquire treasury stock.........................................................         (12.7)          -
   Dividends paid.............................................................................         (47.7)        (37.7)
                                                                                                   ---------      --------
         Net cash flows (used for) provided by financing activities...........................         (57.1)        335.6
                                                                                                   ---------      --------

Effect of Exchange Rate Changes on Cash and Cash Equivalents..................................           1.5          (0.8)
                                                                                                   ---------      --------
   Net Increase in Cash and Cash Equivalents..................................................          92.6          27.8
   Cash and Cash Equivalents at Beginning of Period...........................................         277.5         255.6
                                                                                                   ---------      --------
   Cash and Cash Equivalents at End of Period.................................................     $   370.1      $  283.4
                                                                                                   =========      ========


Supplemental disclosures of cash flow information:

   Cash paid during the period for:
       Interest ..............................................................................     $    21.9      $    5.7
                                                                                                   =========      ========
       Income taxes...........................................................................     $   103.4      $  111.6
                                                                                                   =========      ========
   Non-cash items:
       Exchange of stock options in conjunction with acquisition..............................     $     -        $    4.3
                                                                                                   =========      ========
       Tax benefit from exercise of stock options.............................................     $    11.2      $    -
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

A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net earnings is as follows:


                                                                        Three Months Ended         Nine Months Ended
                                                                              March 31                   March 31
                                                                        ----------------------     --------------------
                                                                          1999          1998        1999        1998
                                                                          ----          ----        ----        ----
                                                                                           (Unaudited)
                                                                              (In millions, except per share data)
Numerator:
Net earnings..................................................          $  53.6        $  45.7      $ 222.5     $ 192.8
Preferred stock dividends.....................................              5.9            5.9         17.6        17.6
                                                                        -------        -------      -------     -------
Net earnings attributable to common stock.....................          $  47.7        $  39.8      $ 204.9     $ 175.2
                                                                        =======        =======      =======     =======

Denominator:
Weighted average common shares outstanding - Basic............            118.5          118.4        118.4       118.4
Effect of dilutive securities: Stock options..................              2.4            1.5          2.0         1.2
                                                                        -------        -------      -------     -------
Weighted average common shares outstanding - Diluted..........            120.9          119.9        120.4       119.6
                                                                        =======        =======      =======     =======

Net earnings per common share:
Basic EPS.....................................................          $   .40        $   .34      $  1.73     $  1.48
                                                                        =======        =======      =======     =======
Diluted EPS...................................................          $   .39        $   .33      $  1.70     $  1.46
                                                                        =======        =======      =======     =======

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts of $48.4 million and $43.6 million as of March 31, 1999 and June 30, 1998, respectively.

Inventory and Promotional Merchandise

Inventory and promotional merchandise only include inventory considered saleable or usable in future periods, and are stated at the lower of cost or market, with cost being determined on the first-in, first-out method. Promotional merchandise is charged to expense at the time the merchandise is shipped to the Company's customers.


                                                                          March 31           June 30
                                                                            1999               1998
                                                                            ----               ----
                                                                        (Unaudited)
                                                                                 (In millions)
         Inventory and promotional merchandise consists of:
           Raw materials.........................................         $  107.8          $ 143.6
           Work in process.......................................             15.9             26.7
           Finished goods........................................            208.6            227.8
           Promotional merchandise...............................             80.3            115.1
                                                                          --------          -------
                                                                          $  412.6          $ 513.2
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

                                                                          March 31           June 30
                                                                            1999               1998
                                                                            ----               ----
                                                                         (Unaudited)
                                                                                 (In millions)
         Land   .................................................         $   13.0          $  13.0
         Buildings and improvements..............................            130.6            124.0
         Machinery and equipment.................................            406.6            367.8
         Furniture and fixtures..................................             85.6             78.6
         Leasehold improvements..................................            145.5            117.3
                                                                           -------          -------
                                                                             781.3            700.7
         Less accumulated depreciation and amortization..........            414.9            364.9
                                                                           -------          -------
                                                                           $ 366.4          $ 335.8
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


Comprehensive income and its components, net of tax, are as follows:

                                                                       Three Months Ended             Nine Months Ended
                                                                              March 31                     March 31
                                                                      ------------------------      ---------------------
                                                                        1999            1998          1999         1998
                                                                      -------         -------       -------      -------
                                                                                           (Unaudited)
                                                                                          (In millions)
Net earnings..............................................            $  53.6         $  45.7       $ 222.5      $ 192.8
                                                                      -------         -------       -------      -------

Other comprehensive income:
     Net unrealized investment gains (losses).............                0.2             2.6          (0.1)         2.4
     Translation adjustments..............................              (19.3)          (10.5)          6.8        (25.7)
                                                                      -------         -------       -------      -------

     Other comprehensive income...........................              (19.1)           (7.9)          6.7        (23.3)
                                                                      -------         -------       -------      -------

Comprehensive income......................................            $  34.5         $  37.8       $ 229.2      $ 169.5
                                                                      =======         =======       =======      =======


NOTE 3 - CHANGE IN CAPITAL STRUCTURE

On April 26, 1999, the Company's Board of Directors declared a two-for-one Common Stock split to be effected in the form of a stock dividend. As a result of this action, one additional share will be issued on June 2, 1999 for each share held by stockholders of record on May 10, 1999. The stock split will apply to the Class A and Class B Common Stock. The number of shares issued after giving effect to the split will be approximately 237 million shares. The stock split will not have an impact on the Company's financial position or results of operations. Share and per share amounts have not been restated for the upcoming stock split.

                         THE ESTEE LAUDER COMPANIES INC.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

We are involved in various routine legal proceedings incident to the ordinary course of our business. We believe that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on our business or financial condition.

Item 5. Other Information

On April 26, 1999 the Company's Board of Directors declared a two-for-one Common Stock split to be effected in the form of a stock dividend. As a result of this action, one additional share will be issued on June 2, 1999 for each share held by stockholders of record on May 10, 1999. The stock split applies to the Class A and Class B Common Stock. The number of shares issued after giving effect to the split will be approximately 237 million shares.

In addition, on April 26, 1999 the Board of Directors increased the size of the Board by one, to eight members, and elected Richard D. Parsons, age 51, to fill the newly created directorship. Mr. Parsons is the President of Time Warner Inc. (since February 1995). Prior thereto, he was Chairman and Chief Executive Officer of Dime Bancorp Inc. (formerly the Dime Savings Bank, FSB) from January 1991. He is a Director of Time Warner Inc., Philip Morris Companies Inc. and Citigroup, Inc. He is Chairman of The New York City Partnership and the Upper Manhattan Empowerment Zone Development Corporation. He also serves on the Boards of the Colonial Williamsburg Foundation, Lincoln Center, the Metropolitan Museum of Art and Rockefeller Brothers Fund and is a trustee of Howard University.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits--


           27.1  Financial Data Schedule


(b) Reports on Form 8-K -- There were no reports on Form 8-K for the three months ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          THE ESTEE LAUDER COMPANIES INC.



Date:  April 27, 1999                          by:/s/Robert J. Bigler
                                             ---------------------------
                                                   Robert J. Bigler
                                                 Senior Vice President
                                              and Chief Financial Officer
                                               (Principal Financial and
                                                  Accounting Officer)