Form 10-K
period 1999-06-30
ESTEE LAUDER COMPANIES INC
filed 1999-09-13
CIK 1001250

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549-1004

                         ---------------------------

                                  FORM 10-K

(Mark One)

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the fiscal year ended June 30, 1999     Commission file number 1-14064

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

         Registrant's telephone number, including area code 212-572-4200
                           ---------------------------
           Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
  Title of each class                                     on which registered
  -------------------                                     -------------------

Class A Common Stock, $.01 par value                     New York Stock Exchange
                                    -----------


           Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the registrant's voting common equity held by nonaffiliates of the registrant was approximately $3.95 billion at September 8, 1999. *

At September 8, 1999, 123,504,898 shares of the registrant's Class A Common Stock, $.01 par value, and 113,679,334 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding.

                       Documents Incorporated by Reference

                 Document                            Where Incorporated
                 --------                            ------------------

     Proxy Statement for Annual Meeting of                 Part III
   Stockholders to be held November 10, 1999

* Calculated by excluding all shares held by executive officers and directors of registrant and certain trusts without conceding that all such persons are "affiliates" of registrant for purposes of the Federal securities laws.

================================================================================

Forward-Looking Statements

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, our expectations regarding sales, earnings or other future financial performance and liquidity, product introductions, entry into new geographic regions and future operations or operating results. Certain factors that could cause actual results to differ from expectations are described herein, in particular, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Information."

                                     PART I

Item 1.  Business.

The Estee Lauder Companies Inc., founded in 1946 by Estee and Joseph Lauder, is one of the world's leading manufacturers and marketers of quality skin care, makeup, fragrance and hair care products. Our products are sold in over 100 countries and territories under the following well-recognized brand names: Estee Lauder, Clinique, Aramis, Prescriptives, Origins, M.A.C, Bobbi Brown essentials, jane, Aveda and Stila. We are also the global licensee for fragrances and cosmetics sold under the Tommy Hilfiger and Donna Karan brands. Each brand is distinctly positioned within the cosmetics market.

We are a pioneer in the cosmetics industry and believe we are a leader in the industry due to the global recognition of our brand names, our leadership in product innovation, our strong market position in key geographic markets and the consistently high quality of our products. We sell our products principally through limited distribution channels to complement the images associated with our brands. These channels, encompassing over 9,000 points of sale, consist primarily of upscale department stores, specialty retailers, upscale perfumeries and pharmacies and, to a lesser extent, free-standing company stores, stores on cruise ships, in-flight and duty free shops in airports and cities. We believe that our strategy of pursuing limited distribution strengthens our relationships with retailers, enables our brands to be among the best selling product lines at the stores and heightens the aspirational quality of our brands. With the acquisitions of jane and Aveda in fiscal 1998, we broadened our distribution to include new channels, namely self-select outlets and salons. We also began selling Clinique products (November 1998) and Origins products (July 1999) directly to consumers over the Internet.

We have been controlled by the Lauder family since the founding of our company. Members of the Lauder family, some of whom are directors, executive officers, and/or employees, beneficially own, directly or indirectly, as of September 8, 1999, shares of Class A Common Stock and Class B Common Stock having approximately 93.3% of the outstanding voting power of the Common Stock.

Unless the context requires otherwise, references to "we", "us", "our" and the "Company" refer to The Estee Lauder Companies Inc. and its subsidiaries.

Products

         Skin Care - Our broad range of skin care products addresses various skin care needs for women and men. These products include moisturizers, creams, lotions, cleansers, sun screens and self tanning products, a number of which are developed for use on particular areas of the body, such as the face, the hands or the eye area. Skin care products accounted for approximately 35% of our net sales in fiscal 1999.

         Makeup - We manufacture, market and sell a full array of makeup products including lipsticks, mascaras, foundations, eyeshadows, nail polishes and powders. Many of the products are offered in an extensive array of shades and colors. We also sell related items such as compacts, brushes and other makeup tools. Makeup products accounted for approximately 36% of our net sales in fiscal 1999.

         Fragrance - We offer a variety of fragrance products for women and men. The fragrances are sold in various forms, including eau de parfum sprays and colognes, as well as lotions, powders, creams and soaps that are based on a particular fragrance. They also include bath and aromatherapy products. Fragrance products accounted for approximately 26% of our net sales in fiscal 1999.

         Hair Care - We increased the range and depth of our hair care product offerings with the acquisition of the Aveda business in December 1997. Hair care products include shampoo, conditioner, styling gel and hairspray. In fiscal 1999, hair care products accounted for approximately 2% of net sales.

Given the generally personal nature of our products and the wide array of consumer preferences and tastes, as well as competition for the attention of consumers, our strategy has been to market and promote our products through distinctive brands seeking to address broad preferences and tastes. Each brand has a single global image that is promoted with consistent logos, packaging and advertising designed to enhance its image and differentiate it from other brands.

     Estee Lauder - Estee Lauder brand products, which have been sold since 1946, are positioned as luxurious, classic and aspirational. We believe that Estee Lauder brand products are technologically advanced and innovative and have a worldwide reputation for excellence. The broad product line principally consists of skin care, makeup and fragrance products that are presented in high quality packaging.

     Clinique - First introduced in 1968, Clinique skin care and makeup products are all allergy tested and 100% fragrance free and have been designed to address individual skin types and needs. The products are based on the research and related expertise of leading dermatologists. Clinique skin care products are generally marketed as part of the Three-Step System: Cleanse, Exfoliate, Moisturize. In the fall of 1997, we launched Clinique Happy, a fragrance, and, in September 1999, we are launching Clinique Happy for Men. Since November 1998 we have been selling Clinique products directly to consumers over the Internet.

     Aramis - We pioneered the marketing of prestige men's grooming and skin care products and fragrances with the introduction of Aramis products in 1964. Aramis continues to offer one of the broadest lines of prestige men's products and has extended the line to include fragrances for women.

     Prescriptives - We developed and introduced Prescriptives in 1979. Prescriptives is positioned as a color authority with an advanced collection of highly individualized products primarily addressing the makeup and skin care needs of contemporary women with active lifestyles. The products are characterized by simple concepts, minimalist design and an innovative image and, through a system of color application and extensive range of makeup shades, accommodate a diverse group of consumers.

     Origins - Origins, our most recent internally-developed brand, was introduced in 1990. It is positioned as a plant-based cosmetics line of skin care, makeup and aromatherapy products that combine time-tested botanical ingredients with modern science to promote total well-being. Origins sells its products through stand-alone Origins stores, stores-within-stores (which are designed to replicate the Origins store environment within a department store), at traditional retail counters and, since July 1999, directly to consumers over the Internet.

     Tommy Hilfiger - We have an exclusive global license arrangement to develop and market a line of men's and women's fragrances and cosmetics under the Tommy Hilfiger brand. In 1995, we launched a men's fragrance, tommy, with cologne and aftershave products, and in the fall of 1996 we launched a women's fragrance, tommy girl. In the summer of 1999, we launched Tommy Hilfiger Freedom, which consists of separate fragrances for men and women. These fragrances, together with our complementary line of face, body and hair products, are available at "tommy's shops", a separate area within department stores dedicated to promoting all of our Tommy Hilfiger licensed products.

     M.A.C - M.A.C products comprise a broad line of color-oriented, professional cosmetics and professional makeup tools targeting make-up artists and fashion-conscious consumers. The products are sold through a limited number of department and specialty stores and stand-alone M.A.C stores. We acquired Make-Up Art Cosmetics Limited, the manufacturer of M.A.C products, in three stages; in December 1994, March 1997 and February 1998.

     Bobbi Brown essentials - In October 1995, we acquired the Bobbi Brown essentials line of color cosmetics, professional makeup brushes and skin care products. Bobbi Brown products are manufactured to our specifications, primarily by third parties, and sold through a limited number of department and specialty stores. In March 1998, we introduced the brand's first fragrance, bobbi.

     jane - In October 1997, we acquired Sassaby, Inc., the owner of the jane brand of color cosmetics targeted to the young consumer market. jane products are currently distributed only in the United States through the self-select distribution channel.

     Donna Karan Cosmetics - In November 1997, we obtained the exclusive global license to develop and market a line of fragrances and other cosmetics under the Donna Karan New York and DKNY trademarks. We are continuing to market and sell certain products that were originally sold by The Donna Karan Company and are planning to launch the first DKNY fragrances under the license in fiscal 2000.

     Aveda - We acquired the Aveda business in December 1997. Aveda, a prestige hair care leader, is a manufacturer and marketer of plant-based hair, skin, makeup and body care products. The products are principally sold by us through third-party distributors and are available in salons and stand-alone Aveda Environmental Lifestyle stores.

     Stila - In August 1999, we acquired the business of Los-Angeles-based Stila Cosmetics, Inc. Stila is known for its stylish, wearable makeup products and eco-friendly packaging and has developed a following among young, fashion-forward consumers. These products are currently available in limited distribution in the United States and certain foreign countries.

In addition to the foregoing brands, we manufacture and sell La Mer skin care products, including Creme De La Mer, and fragrances under the Kiton name (for which we are a licensee). These products are marketed separately from our other brands.

Distribution

We sell our products principally through limited distribution channels to complement the images associated with our core brands. These channels include more than 9,000 points of sale in over 100 countries and territories and consist primarily of upscale department stores, specialty retailers, upscale perfumeries and pharmacies and, to a lesser extent, free-standing company stores and spas, stores on cruise ships, in-flight and duty-free shops in airports and cities.

We maintain a dedicated sales force who sell to our retail accounts in North America and in the major overseas markets, such as Western Europe and Japan. We have wholly-owned operations in over 30 countries through which we market, sell and distribute our products. In certain markets, we sell our products through selected local distributors under contractual arrangements designed to protect the image and position of the brands. In addition, we sell certain products in selected domestic and international military locations.

There are risks inherent in foreign operations, including changes in social, political and economic conditions. We are also exposed to risks associated with changes in the laws and policies that govern foreign investment in countries where we have operations as well as, to a lesser extent, changes in United States laws and regulations relating to foreign trade and investment. In addition, our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates. Changes in such rates also may affect the relative prices at which we and foreign competitors sell products in the same market. Similarly, the cost of certain items required in our operations may be affected by changes in the value of the relevant currencies.

With the acquisitions of jane and Aveda in fiscal 1998, we broadened our distribution to include new channels, namely self-select outlets and salons. jane products are currently sold only in the United States in approximately 16,000 points of sale, including mass merchandise stores, drug stores and specialty stores. Aveda principally sells its products to third-party distributors, which resell such products to independent salons, and to Aveda Environmental Lifestyle stores for sale to consumers. There are currently about 14,000 salons, primarily in the United States, that sell Aveda products.

Customers

Our strategy has been to build strong strategic relationships with selected retailers globally. Senior management works with executives of its major retail accounts on a regular basis, and we believe we are viewed as an important supplier to these customers.

Customers affiliated with Federated Department Stores, Inc. (e.g., Bloomingdale's, Burdines, Macy's and Rich's/Lazarus) accounted for 11%, 12% and 12% of net sales in each of the fiscal years ended June 30, 1999, 1998 and 1997, respectively. For the same years then ended The May Department Stores Company (e.g., Foley's, Lord & Taylor and Robinsons-May) accounted for 11%, 10% and 10% of our net sales.

Marketing

Our marketing strategy is built around our "vision" statement: "Bringing the Best to Everyone We Touch." Estee Lauder formulated this marketing philosophy to provide high quality service and products as the foundation for a solid and loyal consumer base.

We principally focus our marketing efforts on promoting the quality and benefits of our products. Each of our brands is distinctively positioned, has a single global image, and is promoted with consistent logos, packaging and advertising designed to enhance its image and differentiate it from other brands. In recent years, we have increased our emphasis on media advertising while decreasing the level of promotional spending as a percentage of sales. We regularly advertise our products on television and radio, in upscale magazines and prestigious newspapers and through direct mail and photo displays at international airports. Promotional activities and in-store displays are designed to introduce existing consumers to different products in the line and to attract new consumers. Our marketing efforts also benefit from cooperative advertising programs with retailers, some of which are supported by coordinated promotions, such as "gift with purchase" and "purchase with purchase." At in-store counters, sales representatives offer personal demonstrations to market individual products as well as to provide education on basic skin care and makeup application. We conduct extensive sampling programs, and we pioneered "gift with purchase" as a sampling program. We believe that the quality and perceived benefits of sample products have been effective inducements in selling products to new and existing consumers.

Nearly all of our creative marketing work is done by in-house creative teams. The creative staff designs and produces the sales materials, advertisements and packaging for all products in the brand. Total advertising and promotional expenditures were $1,100.8 million, $1,027.8 million and $976.2 million for fiscal 1999, 1998 and 1997, respectively. In addition, our products receive extensive editorial coverage in prestige publications and other media worldwide.

Our marketing and sales executives spend considerable time in the field meeting with consumers and key retailers, checking activities of competitors and consulting with sales representatives at the points of sale. These include Estee Lauder Beauty Advisors, Clinique Consultants, Aramis Selling Specialists, Prescriptives Analysts and Origins Guides.

As is customary in the cosmetics industry, our practice is to accept returns of our products from retailers. In accepting returns, we typically provide a credit to the retailer with respect to accounts receivable from that retailer on a dollar-for-dollar basis. In recognition of this practice, and in accordance with generally accepted accounting principles, we report sales levels on a net basis, which is computed by deducting the amount of actual returns received and an amount established for anticipated returns from gross sales. As a percent of gross sales, returns were 5.0% in fiscal 1999, 4.4% in fiscal 1998 and 4.9% in fiscal 1997.

Management Information Systems

Management information systems provide order processing, production and financial support for our business. We have a sales analysis system to track weekly sales by stock keeping unit at retail sales locations (i.e., sell-through data). The system is currently tracking sell-through data for almost all units of Estee Lauder, Clinique, Aramis, Prescriptives and Origins products shipped to customers in the United States and Canada. The increased understanding of consumer preferences gained from sell-through data enables us to coordinate more effectively our product development, manufacturing and marketing strategies. We are also implementing similar systems in certain international markets.

In addition, we entered into automated replenishment arrangements with a number of our key customers in the United States and Canada. These arrangements enable us to replenish inventories for individual points of sale automatically, with minimal paperwork. Customer orders for a substantial majority of sales of Estee Lauder, Clinique, Aramis, Prescriptives and Origins products in the United States are placed through automated replenishment systems.

We have implemented a proprietary inventory management system which tracks inventory at the stock keeping unit level in all of our locations. This system results in improved inventory control and disposition for both existing products and new product launches. We have also designed and implemented a data warehouse for our domestic business that captures essentially all shipping, sell-through and inventory data. This system has resulted in streamlined and standardized reporting as well as timely and accurate retail sales and marketing information.

The use of sell-through data combined with the implementation of automated replenishment systems, inventory management systems and data warehousing has resulted in increased sales, fewer "out-of-stocks" and reduced retail inventories. We expect that these systems will continue to provide inventory and sales efficiencies.

We have developed a system to manage the overall promotional business and its processes on both an individual brand and corporate basis. The system is currently utilized by several brands and is being rolled out domestically on a company-wide basis. The system is the model for an International Promotional System currently in development and planned for rollout in the Year 2000. The system was designed to provide tools to plan, monitor, and analyze our promotional business. In so doing we expect to reduce costs, improve return on investment, and maximize retail results.

We have placed extensive focus on the Year 2000 issue including the review of, and where necessary the modification of, affected information systems. For a complete summary of our review and remediation efforts see the related discussion in "Year 2000" within "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Research and Development

We believe that we are an industry leader in the development of new products. Marketing, product development and packaging groups work with our research and development group to identify shifts in consumer preferences, develop new products and redesign or reformulate existing products. In addition, research and development personnel work closely with quality assurance and manufacturing personnel on a worldwide basis to ensure a consistent global standard for our products and to deliver such products with attributes that fulfill consumer expectations.

We maintain ongoing research and development programs at our facilities in Melville, New York; Oevel, Belgium; Tokyo, Japan; Markham, Ontario; and Blaine, Minnesota. As of June 30, 1999, we had approximately 390 employees engaged in research and development. Research and development expenditures totaled $48.0 million, $43.5 million and $37.7 million for fiscal 1999, 1998 and 1997, respectively. Our research and development group makes significant contributions toward improving existing products and developing new products and provides ongoing technical assistance and know-how to our manufacturing activities. The research and development group has had long-standing working relationships with several U.S. and international medical and educational facilities which supplement internal capabilities. We do not conduct animal-testing of our products.

Manufacturing and Raw Materials

We manufacture skin care, makeup, fragrance and hair care products in the United States, Belgium, Switzerland, the United Kingdom and Canada and, to a lesser extent, in Australia and South Africa. We continue to streamline our manufacturing processes and identify sourcing opportunities to increase efficiencies and reduce costs. We have converted our major manufacturing facilities into "focus" plants that primarily manufacture one type of product (e.g., powders) for all of the principal brands. Our plants are modern and the manufacturing processes are substantially automated. While we believe that our manufacturing facilities are sufficient to meet current and reasonably anticipated manufacturing and related requirements, there are ongoing improvement programs in manufacturing and distribution facilities in both North America and Europe. A limited number of finished products are manufactured to our specifications by third parties.

The principal raw materials used in the manufacture of our products are essential oils, alcohol and specialty chemicals. We also purchase packaging components, which are manufactured to design specifications. Procurement of materials for all manufacturing facilities is generally made on a global basis through our centralized supplier relations department. The use of "focus" plants has contributed to greater efficiencies in sourcing and manufacturing. As a result of sourcing initiatives, there is increased dependency on certain suppliers, but we believe that these suppliers have adequate resources and multiple facilities to overcome any unforeseen interruption of supply from any single facility. We have, in the past, been able to obtain an adequate supply of essential raw materials and currently believe we have adequate sources of supply for virtually all components of our products.

Competition

The skin care, makeup, fragrance and hair care businesses are characterized by vigorous competition throughout the world. Product recognition, quality, performance and price have a significant influence on consumers' choices among competing products and brands. Advertising, promotion, merchandising, the pace and timing of new product introductions, line extensions and the quality of in-store sales staff also have a significant impact on consumer buying decisions. We compete against a number of manufacturers and marketers of skin care, makeup, fragrance and hair care products, some of which have substantially greater resources than we do.

Our principal competitors among manufacturers and marketers of skin care, makeup, fragrance and hair care products include L'Oreal S.A. (which markets Lancome, Ralph Lauren, L'Oreal, Maybelline, Plenitude and other products), Unilever N.V. (which markets Calvin Klein, Elizabeth Arden and other products), The Procter & Gamble Company (which markets Cover Girl, Giorgio fragrances, Max Factor, Vidal Sassoon and other products), LVMH Moet Hennessy Louis Vuitton ("LVMH") (which markets Christian Dior, Givenchy, Guerlain and other products), Shiseido Company, Ltd. (which markets Shiseido and other products), Avon Products, Inc., Wella Group (which markets Wella, Gucci, Sebastian and other products), Artemis (which markets Yves St. Laurent and other products), Revlon, Inc. (which markets Revlon, Almay and Ultima products), Joh. A. Benckiser GmbH (which markets Coty, Lancaster, Davidoff, Joop!, Jil Sander and other products), Bristol-Myers Squibb Co. (which markets Clairol and Matrix Essentials products), Chanel, Inc. (which markets Chanel and Bourjois products) and Clarins. We also face competition from retailers that have developed their own brands, such as Gap Inc. (for Gap and Banana Republic) and Sephora, or have acquired brands, such as the Neiman Marcus Group (which acquired Laura Mercier). Some of our competitors also have interests in retailers that are customers of ours. For example, LVMH has interests in Duty Free Shoppers, Sephora and Parfumeries Douglas.

Trademarks, Patents and Copyrights

We own all of the material trademark rights used in connection with the manufacturing, marketing and distribution of our major products both in the United States and in the other countries where such products are principally sold, except for the trademark rights relating to Tommy Hilfiger (including tommy and tommy girl) and Donna Karan New York and DKNY, as to which we are the exclusive worldwide licensee for fragrances, cosmetics and related products. Trademarks for our principal products are registered in the United States and in each of the countries in which such products are sold. The major trademarks used in our business include the brand names Estee Lauder, Clinique, Aramis, Prescriptives, Origins, Tommy Hilfiger, Donna Karan New York, M.A.C, Bobbi Brown essentials, jane, Aveda, Stila and the names of many of the products sold under each of these brands. We consider the protection of our trademarks to be important to our business.

A number of our products incorporate patented or patent-pending formulations. In addition, several products are covered by design patents, patent applications or copyrights. While we consider these patents and copyrights, and the protection thereof, to be important, no single patent or copyright is considered material to the conduct of our business.

Employees

At June 30, 1999, we had approximately 17,700 full-time employees worldwide (inclusive of sales representatives at points of sale who are employed by the Company), of whom approximately 8,200 are employed in the United States and Canada. None of our U.S. employees is covered by a collective bargaining agreement. In Belgium, some employees are covered by a Works Council agreement and in South Africa some employees are covered by a collective bargining agreement. We believe that relations with our employees are good. We have never encountered a material strike or work stoppage in the United States or in any other country where we have a significant number of employees.

Government Regulation

We and our products are subject to regulation by the Food and Drug Administration and the Federal Trade Commission in the United States, as well as various other federal, state and local and foreign regulatory authorities. Such regulations relate principally to the ingredients, labeling, packaging and marketing of our products. We believe that we are in substantial compliance with such regulations, as well as applicable federal, state, local and foreign rules and regulations governing the discharge of materials hazardous to the environment. There are no significant capital expenditures for environmental control matters either planned in the current year or expected in the near future.

Seasonality

Our results of operations in total, by region, and by product category are subject to seasonal fluctuations, with net sales in the first and second fiscal quarters typically being slightly higher than in the third and fourth fiscal quarters. The higher net sales in the first two fiscal quarters are attributable to the increased levels of purchasing by retailers for the Christmas selling season and for fall fashion makeup introductions. Greater variation exists in quarterly operating income and margin, which typically are lower in the second half of the fiscal year than in the first half. In addition to the effect of lower net sales on operating income in the third and fourth fiscal quarters as compared to the first and second fiscal quarters, operating income and operating margin in the third and fourth fiscal quarters are negatively affected by our relatively consistent dollar amount of advertising and promotional spending in each fiscal quarter. In addition, fluctuations in net sales, operating income and product category results in any fiscal quarter may be attributable to the level and scope of new product introductions.

Item 2. Properties.

The following table sets forth the principal owned and leased manufacturing and research and development facilities as of September 13, 1999. The leases expire at various times through 2011, subject to certain renewal options.

                                                                                                       Approximate
                      Location                                         Use                            Square Footage
                      --------                                         ---                            --------------

The Americas
Melville, New York (owned)                                        Manufacturing                           300,000
Melville, New York (owned)                                             R&D                                 78,000
Blaine, Minnesota (owned)                                     Manufacturing and R&D                       275,000
Oakland, New Jersey (leased)                                      Manufacturing                           148,000
Bristol, Pennsylvania (leased)                                    Manufacturing                            67,000
Agincourt, Ontario, Canada (owned)                                Manufacturing                            96,000
Markham, Ontario, Canada (leased)                                 Manufacturing                            58,000
Markham, Ontario, Canada (leased)                                      R&D                                 26,000

Europe, the Middle East & Africa
Oevel, Belgium (owned)                                            Manufacturing                           113,000
Oevel, Belgium (owned)                                                 R&D                                  2,000
Petersfield, England (owned)                                      Manufacturing                           225,000
Lachen, Switzerland (owned)                                       Manufacturing                            53,000
Sandton, Transvaal, South Africa (leased)                         Manufacturing                            72,000

Asia/Pacific
Rosebery, NSW, Australia (leased)                                 Manufacturing                            71,000
Tokyo, Japan (leased)                                                  R&D                                  4,000

We occupy numerous offices, assembly and distribution facilities and warehouses in the United States and abroad. We consider our properties to be generally in good condition and believe that our facilities are adequate for our operations and provide sufficient capacity to meet anticipated requirements. We lease approximately 250,000 square feet of space for our principal offices in New York, New York and own an office building of approximately 57,000 square feet in Melville, New York. We operate free-standing retail stores, including 2 for the Estee Lauder brand, 1 for Clinique, 56 for Origins, 38 for M.A.C and 10 for Aveda.

Item 3. Legal Proceedings.

We are involved in various routine legal proceedings incident to the ordinary course of business. In management's opinion, the outcome of pending legal proceedings, separately or in the aggregate, will not have a material adverse effect on our business or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended June 30, 1999.

                              PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Our Class A Common Stock is publicly traded on the New York Stock Exchange under the symbol "EL". The following table sets forth the high and low sales prices as reported on the New York Stock Exchange Composite Tape and the cash dividends per share declared in fiscal 1999 and fiscal 1998.


                                                   Fiscal 1999                                      Fiscal 1998
                                        ---------------------------------                -----------------------------------
                                                                   Cash                                               Cash
                                        High          Low       Dividends                High           Low         Dividends
                                        ----          ---       ---------                ----           ---         ---------

First Quarter                           $35 1/8       $24 3/4      $.0425                $25 15/32     $22 3/8       $.0425
Second Quarter                           43 1/4        23 11/32     .0425                 28 3/16       19 1/2        .0425
Third Quarter                            47 3/4        38 3/8       .0425                 34 1/2        24 1/4        .0425
Fourth Quarter                           51 1/2        41 7/8       .0500                 36 31/32      30 7/16       .0425
                                                                   ------                                            ------

Year                                     51 1/2        23 11/32    $.1775                 36 31/32      19 1/2       $.1700
                                                                   ======                                            ======


On April 26, 1999, the Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend on all of our outstanding Common Stock. The stock dividend was paid on June 2, 1999 to all holders of record of shares of our Common Stock at the close of business on May 10, 1999. All share and per-share data in this report and the consolidated financial statements have been restated to reflect the effect of the two-for-one stock split.

We expect to continue the payment of cash dividends in the future, but there can be no assurance that such payment will continue.

As of September 8, 1999, there were approximately 3,150 record holders of Class A Common Stock and 13 record holders of Class B Common Stock.

Item 6.  Selected Financial Data.

The table below summarizes selected financial information. For further information, refer to the audited consolidated financial statements and the notes thereto contained elsewhere herein.

                                                                               Year Ended or at June 30
                                                             ----------------------------------------------------------------
                                                                1999          1998         1997           1996         1995
                                                             ----------     --------     --------       --------     --------
                                                                            (In millions, except per share data)
Statement of Earnings Data:
Net sales..........................................            $3,961.5     $3,618.0     $3,381.6       $3,194.5     $2,899.1
Gross profit.......................................             3,061.6      2,798.5      2,616.5        2,463.5      2,224.3
Operating income...................................               456.9        409.1        359.1          310.3        230.9
Earnings before income taxes and minority interest.               440.2        402.8        362.9          313.0        233.0
Net earnings.......................................               272.9        236.8        197.6          160.4        121.2
Preferred stock dividends..........................                23.4         23.4         23.4           57.5         25.3
Net earnings attributable to common stock..........               249.5        213.4        174.2          102.9         95.9

Other Data:
Earnings before interest, taxes, depreciation
   and amortization (EBITDA) (a)...................            $  574.2     $  506.6     $  435.1       $  369.1       $272.9

Per Share Data:
Net earnings per common share (b) (d):
    Basic..........................................            $   1.05     $    .90     $    .74       $   .59(c)          -
    Diluted........................................            $   1.03     $    .89     $    .73       $   .59(c)          -

Weighted average common shares outstanding (b) (d):
    Basic..........................................               237.0        236.8        235.4         232.6(c)          -
    Diluted........................................               241.2        239.5        237.1         233.2(c)          -

Cash dividends declared per common share (d).......              $.1775     $    .17     $    .17       $   .085            -

Balance Sheet Data:
Working capital....................................            $  708.0     $  617.2     $  551.6       $  467.5     $  469.6
Total assets.......................................             2,746.7      2,512.8      1,873.1        1,779.4      1,701.4
Total debt.........................................               429.1        436.5         31.1          127.5        194.0
Redeemable preferred stock.........................               360.0        360.0        360.0          360.0        360.0
Stockholders' equity...............................               924.5        696.4        547.7          394.2        335.1


----------
(a) EBITDA is an additional measure of operating performance used by management. EBITDA, like operating income, does not include the effects of interest and taxes and additionally excludes the "non-cash" effects of depreciation and amortization on current earnings. While the components of EBITDA may vary from company to company, we exclude our minority interest adjustment, all depreciation charges related to property, plant and equipment and all amortization charges including amortization of goodwill, purchased royalty rights, leasehold improvements and other intangible assets. We consider this measure useful in analyzing our results; however, it is not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with generally accepted accounting principles.

(b) In December 1997, we adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Consistent with the requirements of SFAS No. 128, net earnings per common share and weighted average common shares outstanding for all prior years presented have been restated for purposes of comparability.

(c) Due to the change in the capital structure effected by our recapitalization in connection with our initial public offering in fiscal 1996, historical share and per share data for the fiscal year ended June 30, 1995 is not presented. Net earnings per common share and weighted average common shares outstanding for the year ended June 30, 1996 are reflected on a pro forma basis as if the recapitalization was effected at the beginning of fiscal 1996.

(d) On April 26, 1999, the Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend on all of our outstanding Common Stock. The stock dividend was paid on June 2, 1999 to all holders of record of shares of our Common Stock at the close of business on May 10, 1999. All share and per share data has been restated to reflect the effect of the two-for-one stock split.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

We manufacture skin care, makeup, fragrance and hair care products which are distributed in over 100 countries and territories. The following is a comparative summary of operating results for fiscal 1999, 1998 and 1997 and reflects the basis of presentation described in Note 2 to the consolidated financial statements for all periods presented. Sales of products and services that do not meet our definition of skin care, makeup, fragrance and hair care have been included in the "other" category. Prior-year information has been restated to include the results of operations related to those products and services.


                                                                                           Year Ended June 30
                                                                                -------------------------------------------
                                                                                  1999              1998             1997
                                                                                --------          --------         --------
                                                                                                (In millions)
NET SALES
   By Region:
      The Americas................................................              $2,397.9          $2,204.7         $1,939.4
      Europe, the Middle East & Africa............................               1,082.4             960.8            909.3
      Asia/Pacific................................................                 481.2             452.5            532.9
                                                                                --------          --------         --------
                                                                                $3,961.5          $3,618.0         $3,381.6
                                                                                ========          ========         ========
   By Product Category:
      Skin Care...................................................              $1,398.8          $1,248.3         $1,291.0
      Makeup......................................................               1,412.8           1,317.7          1,251.7
      Fragrance...................................................               1,048.6             987.6            817.7
      Hair Care...................................................                  82.4              52.4             16.5
      Other                                                                         18.9              12.0              4.7
                                                                                --------          --------         --------
                                                                                $3,961.5          $3,618.0         $3,381.6
                                                                                ========          ========         ========

OPERATING INCOME
   By Region:
      The Americas................................................              $  265.0          $  248.0         $  189.9
      Europe, the Middle East & Africa............................                 145.5             131.3            122.7
      Asia/Pacific................................................                  46.4              29.8             46.5
                                                                                --------          --------         --------
                                                                                $  456.9          $  409.1         $  359.1
                                                                                ========          ========         ========
   By Product Category:
      Skin Care...................................................              $  205.9          $  174.3         $  175.9
      Makeup......................................................                 158.2             151.8            143.8
      Fragrance...................................................                  79.7              75.5             37.8
      Hair Care...................................................                  11.4               8.0              1.6
      Other                                                                          1.7              (0.5)             -
                                                                                --------          --------         --------
                                                                                $  456.9          $  409.1         $  359.1
                                                                                ========          ========         ========

The following table sets forth certain consolidated earnings data as a percent of net sales:

                                                                                        Year Ended June 30
                                                                            -------------------------------------
                                                                             1999            1998           1997
                                                                            ------          ------         ------

Net sales......................................................              100.0%         100.0%         100.0%
Cost of sales..................................................               22.7           22.7           22.6
                                                                            ------          -----          -----
Gross profit...................................................               77.3           77.3           77.4
                                                                            ------          -----          -----
Operating expenses before depreciation and amortization:
    Selling, general and administrative........................               62.0           62.4           63.5
    Related party royalties....................................                0.8            0.9            1.0
                                                                            ------          -----          -----
                                                                              62.8           63.3           64.5
                                                                            ------          -----          -----
Earnings before interest, taxes, depreciation
   and amortization ("EBITDA").................................               14.5           14.0           12.9
Depreciation and amortization..................................                3.0            2.7            2.3
                                                                            ------          -----          -----
Operating income...............................................               11.5           11.3           10.6
Interest income (expense), net.................................               (0.4)          (0.2)           0.1
                                                                            ------          -----          -----
Earnings before income taxes and minority interest.............               11.1           11.1           10.7
Provision for income taxes.....................................                4.2            4.5            4.5
Minority interest..............................................                -             (0.1)          (0.4)
                                                                            ------          -----          -----
Net earnings...................................................                6.9%           6.5%           5.8%
                                                                            ======          =====          =====


Fiscal 1999 as compared with Fiscal 1998

NET SALES

Net sales increased in all product categories and all geographic segments resulting in an increase in fiscal 1999 net sales of 9% to $3,961.5 million. Hair care and makeup benefited from a full year of sales of Aveda and jane products. New skin care products were well received driving growth in that category. Internationally, the Europe, Middle East & Africa region contributed a 13% increase in net sales over the prior year. Foreign currency translation did not significantly impact net sales.

Product Categories

Skin Care

Skin care sales increased 12% to $1,398.8 million, reflecting the launch of Stop Signs and Resilience Lift and a full year of sales of Diminish internationally. In addition to these increases, Clinique All About Eyes contributed to the category's year over year improvement. The overall increase was partially offset by lower net sales of Fruition Extra.

Makeup

Net sales of makeup products increased 7% to $1,412.8 million due in part to the inclusion of a full year of sales of Aveda and jane products. The current year launch of Quickliner for Eyes, Superfit Makeup and Sheer Powder Blusher increased sales, and Two-In-One Eyeshadow, DoubleWear and Photochrome experienced continued success. These increases were partially offset by the anniversary of the fiscal 1998 launch of Superlast Cream Lipstick.

Fragrance

Fragrance sales increased 6% to $1,048.6 million. The increase is primarily attributable to the worldwide success of Clinique Happy and the current year introduction of Dazzling Gold and Dazzling Silver. The rollout of Hilfiger Athletics and tommy girl into remaining international markets contributed to higher fragrance sales, offset in part by lower sales of tommy.

Hair Care

Net sales of hair care products increased $30.0 million or 57% to $82.4 million. This increase primarily reflects the inclusion of Aveda products for a full year.

The introduction of new products may have some cannibalization effect on sales of existing products, which we take into account in our business planning.

Geographic

Sales in the Americas were $2,397.9 million representing a 9% increase. The region benefited from the inclusion of a full year of sales of Aveda and jane products as well as strong sales from new skin care products. Net sales in Europe, the Middle East & Africa increased 13% to $1,082.4 million with double-digit sales increases in the skin care and fragrance categories. Net sales in Spain, the United Kingdom, Italy, Germany, France, Belgium and the distributor and travel retail businesses all increased as we introduced new products and rolled out products that were previously not available in the region. In Asia\Pacific, net sales increased 6% to $481.2 million, primarily due to higher net sales in Japan, Korea and Thailand, offset by slightly lower sales in Australia and Hong Kong. Currency translation did not have a material impact on any of these geographic segments.

We strategically stagger our new product launches by geographic markets, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percent of net sales was 22.7% in each of the last two years, reflecting the integration of Aveda and jane products, which have higher product cost structures than our other brands, offset by continued cost reduction efforts and a shift in product mix for our core brands.

OPERATING EXPENSES

Operating expenses as a percent of net sales decreased to 65.8% in fiscal 1999 from 66.0% in fiscal 1998. The decrease is the result of productivity gains in advertising and promotional spending and other cost controls, partially offset by a full year of goodwill amortization and incremental spending related to our Year 2000 remediation program. Shifts in product mix and the timing and type of new product introductions affect our level of selling, advertising and promotional spending. In addition to these market influences, our ratio of operating expenses to net sales benefited from the integration of favorable operating cost structures of acquired companies.

OPERATING INCOME

Operating income increased 12% to $456.9 million and operating margins increased to 11.5% in fiscal 1999 from 11.3% in fiscal 1998. These increases were achieved by maintaining our gross profit margins and controlling certain operating expenses so they increased at a lower rate than net sales.

Product Categories

Operating income in the skin care category increased 18% to $205.9 million due primarily to the launches of Stop Signs and Resilience Lift. Skin care products, which are primarily marketed under our core brand names, typically have lower cost of goods than our other products. Operating income for makeup increased 4% to $158.2 million as a result of higher sales from new product introductions including Quickliner for Eyes, Superfit Makeup and Sheer Powder Blusher. Operating income for fragrance products was $79.7 million, an increase of $4.2 million or 6%. This increase is primarily attributable to increased sales from the introduction of Dazzling Gold and Dazzling Silver and the continued success of Clinique Happy. Operating income from fragrances as a percent of net sales is typically lower than other product segments as fragrance products generally have a higher cost of goods and are often supported by higher advertising and promotional spending. The higher advertising and promotion for fragrance indirectly supports other categories by generating increased traffic at points of sale. Operating income from the hair care category increased 43% to $11.4 million primarily due to the inclusion of Aveda products for a full year.

Geographic

Operating income in the Americas increased 7% to $265.0 million primarily due to increased sales in the skin care and makeup segments, as well as a full year of operating profits from Aveda. In Europe, the Middle East & Africa, operating income increased 11% to $145.5 million as a result of a strong travel retail business and better operating results in Spain, Germany, Italy and Belgium, partially offset by lower results in the United Kingdom. In Asia/Pacific, operating income increased $16.6 million or 56% to $46.4 million due to increased sales and the implementation of planned operating expense efficiencies in Japan, Australia, Taiwan and Thailand.

EBITDA

Earnings before interest, taxes, depreciation and amortization ("EBITDA") is an additional measure of operating performance used by management. EBITDA, like operating income, does not include the effects of interest and taxes and additionally excludes the "non-cash" effects of depreciation and amortization on current earnings. While the components of EBITDA may vary from company to company, we exclude minority interest adjustments, all depreciation charges related to property, plant and equipment and all amortization charges including amortization of goodwill, purchased royalty rights, leasehold improvements and other intangible assets. These components of operating income do not necessarily result in a capital requirement in the current period, and, in the opinion of management, many of the underlying assets, both tangible and intangible, create value by supporting the global recognition of brand names and product innovation and by consistently producing quality products for our customers and consumers. While we consider EBITDA useful in analyzing our results, it is not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with generally accepted accounting principles.

EBITDA increased by $67.6 million to $574.2 million or 14.5% of net sales as compared to $506.6 million or 14.0% of net sales in fiscal 1998. Such improvement is primarily attributable to higher net sales and operating expense efficiencies achieved.

INTEREST EXPENSE, NET

Net interest expense increased $10.4 million to $16.7 million as borrowings related to fiscal 1998 business acquisitions were outstanding for the full year.

PROVISION FOR INCOME TAXES

The provision for income taxes represents federal, foreign, state and local income taxes. The effective rate for income taxes for fiscal 1999 was 38% compared to 40% in the prior-year period. These rates are higher than the statutory federal tax rate due to the effect of state and local taxes, higher tax rates in certain foreign jurisdictions and certain nondeductible expenses. The decrease in the effective income tax rate was principally attributable to tax planning initiatives and the tax effect of foreign operations.

Fiscal 1998 as compared with Fiscal 1997

NET SALES

Net sales in fiscal 1998 increased 7% to $3,618.0 million as compared to fiscal 1997. Fiscal 1998 net sales increased as a result of new product introductions, the continued success of our core products, and the international rollout of existing products. Additionally, net sales in fiscal 1998 benefited from the inclusion of Aveda and jane from the date of acquisition in December and October 1997, respectively, through the fiscal year end. The strength of the U.S. dollar negatively impacted net sales by approximately $135 million and $87 million for fiscal 1998 and fiscal 1997, respectively. Excluding the impact of foreign currency translation, net sales increased 11%.

Product Categories

Skin Care

Net sales of skin care products in fiscal 1998 decreased 3% to $1,248.3 million as compared to fiscal 1997. The decrease was primarily due to lower sales in the Asia/Pacific region and the strengthening of the U.S. dollar against foreign currencies. Accordingly, net sales of skin care products increased 2% on a constant exchange rate basis. Additionally, fiscal 1998 decreases were due in part to the successful fiscal 1997 launch of Fruition Extra and lower year-to-year sales of Advanced Night Repair. Partially offsetting these decreases were sales related to the introduction of Diminish, Uncircle and Clinique All About Eyes, the international introduction of Nutritious and the continued success of DayWear.

Makeup

Net sales of makeup products increased 5% to $1,317.7 million in fiscal 1998. The increase was attributable to the introduction of new products such as Superbalanced Makeup, Superlast Cream Lipstick, Two-In-One Eyeshadow and Blush All Day. In addition to new product introductions, existing products such as DoubleWear and Futurist recorded a full year's sales and were introduced internationally, while sales of True Lipstick improved for the third straight year. Net sales of makeup also reflect sales of jane and Aveda after they were acquired and the continued success of Bobbi Brown essentials. The foregoing increases were partially offset by the successful fiscal 1997 introduction and full year's sales of City Base, and the decline in net sales of Long Last Lipstick.

Fragrance

Net sales of fragrance products increased 21% to $987.6 million in fiscal 1998. The increase was primarily attributable to the introduction of Clinique Happy and Lauder Pleasures for Men, the domestic introduction of Hilfiger Athletics, and the on-going success of tommy and tommy girl. Sales of Estee Lauder pleasures and Beautiful were relatively consistent with prior years, although they continued to generate significant sales. Offsetting these improvements were declines in existing products such as White Linen Breeze, Aramis Classic, and Havana Pour Elle.

Hair Care

Net sales of hair care products increased significantly in fiscal 1998 as compared with the prior year due to the inclusion of sales from the Aveda hair care product lines beginning in December 1997.

Geographic

Net sales in the Americas rose 14% to $2,204.7 million in fiscal 1998. Increases in fiscal 1998 were recognized across all product categories in the region, with the most significant increases being attributable to fragrances and hair care as a result of new product introductions and the integration of Aveda, respectively. Growth in all product categories was supported by the continued success of existing products. In Europe, the Middle East & Africa, net sales increased 6% to $960.8 million in fiscal 1998. Net sales increased 13% for fiscal 1998 excluding the impact of foreign currency translation. Higher net sales were recorded in the United Kingdom and Spain. Significant sales improvements in the United Kingdom were favorably impacted as the dollar weakened against the British pound. Excluding the effect of a stronger U.S. dollar against local currencies, double digit increases were achieved in Spain, Italy and Germany. In Asia/Pacific, net sales decreased 15% to $452.5 million, and, on a local currency basis, decreased 3%. The volatile economic climate in Japan and the surrounding Asian marketplace had contributed to a difficult retail environment. Sales in Japan, Hong Kong and Taiwan decreased on both a local currency and a translated basis. Partially offsetting these decreases, net sales increased in all other Asia/Pacific markets on a local currency basis, particularly in Thailand and Malaysia.

COST OF SALES

Cost of sales in fiscal 1998 was 22.7% of net sales compared with 22.6% of net sales in fiscal 1997. Increased cost of sales in fiscal 1998 related to the inclusion of Aveda and jane, both of which have product cost structures higher than our other brands, as well as a shift in product mix. This increase was partially offset by continued improvements in operating efficiency.

OPERATING EXPENSES

Selling, general and administrative expenses decreased to 66.0% of net sales in fiscal 1998, compared with 66.8% of net sales in fiscal 1997. Fiscal 1998 decreases reflect operating expenses growing at a slower rate than net sales primarily due to spending efficiencies achieved in the selling, advertising and promotional expense areas and the favorable effect of integrating the Aveda and jane operating cost structures.

OPERATING INCOME

Operating income rose 14% to $409.1 million in fiscal 1998. Operating margins were 11.3% in 1998, compared with 10.6% in fiscal 1997. These increases were due to higher net sales and total operating expenses growing at a slower rate than net sales.

Product Categories

Operating income in the skin care segment decreased 1% to $174.3 milion as a result of lower sales in this category, particularly in the Asia/Pacific region. The makeup segment's operating income increased 6% to $151.8 million as a result of higher sales from new and existing products, as well as contributions from Aveda and jane. Operating income for fragrance products increased $37.7 million to $75.5 million, primarily as the result of contributions from new products in addition to improved margins on existing products. The increase in operating income in the hair care segment of $6.4 million to $8.0 million was primarily due to the inclusion of Aveda hair care products.

Geographic

Operating income in the Americas increased by 31% to $248.0 million. In fiscal 1998, the increase related to continued net sales improvements in the United States due to strong performances from core products and the inclusion of Aveda and jane. In Europe, the Middle East & Africa, operating income increased 7% to $131.3 million in fiscal 1998. Increased net sales in the United Kingdom resulted in the most significant improvement in operating income for the region. On a constant exchange rate basis, Spain, France and Italy would have made greater operating income contributions. These increases were partially offset by lower operating income in the travel retail business. In Asia/Pacific, operating income decreased 36% to $29.8 million in fiscal 1998. This decrease is principally due to operating income declines in Japan due to lower net sales, compounded by a stronger U.S. dollar against the yen. A difficult retail market adversely affected Japan and the surrounding areas. As a result, operating expenses grew at a faster rate than net sales for most of the Asian markets, partially offset by strong results in Korea.

EBITDA

EBITDA increased to 14.0% of net sales in fiscal 1998 as compared to 12.9% in fiscal 1997. The improvement in EBITDA in fiscal 1998 was primarily attributable to increased sales and operating expense efficiencies.

INTEREST INCOME (EXPENSE), NET

Net interest expense was $6.3 million for fiscal 1998 as compared to net interest income of $3.8 million in fiscal 1997. Net interest expense in fiscal 1998 is primarily due to higher borrowings associated with the Company's acquisitions.

PROVISION FOR INCOME TAXES

The provision for income taxes represents federal, foreign, state and local taxes. The effective rate for income taxes in fiscal 1998 was 40% as compared to 42% in fiscal 1997. These rates principally reflect the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. The decrease in the effective tax rate for fiscal 1998 was attributable to tax planning initiatives, a relative change in the mix of earnings from higher tax countries such as Japan to lower tax countries, the effect of a reduction in the statutory rate in the United Kingdom and the effect of U.S. federal tax regulations.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds historically have been cash flows from operations and borrowings under uncommitted and committed credit lines provided by banks in the United States and abroad. At June 30, 1999, we had cash and cash equivalents of $347.5 million compared with $277.5 million at June 30, 1998.

In order to more efficiently manage our debt position and interest rate risk, the Board of Directors authorized a $750.0 million commercial paper program. We have issued, and intend to issue, our commercial paper in the United States. Our commercial paper is currently rated A1 by Standard & Poor's and P1 by Moody's . In May 1999, we issued $205.2 million of commercial paper and used the proceeds to prepay a like amount of our $405.0 million term loan, due February 2005. There remains $200.0 million of the original term loan outstanding with a fixed rate of interest of 6.69%. Commercial paper is classified as long-term debt in our balance sheet based upon our intent and ability to refinance maturing commercial paper on a long-term basis. On August 26, 1999, we filed a "shelf" registration statement with the SEC covering the potential issuance of up to $400.0 million in debt securities.

Total committed credit facilities are $750.0 million all of which are unused. These committed credit facilities consist of (i) our existing $400.0 million five-year revolving credit facility; and, (ii) a 364-day, $350.0 million Senior Unsecured Revolving Credit Facility, entered into in July 1999. We also have uncommitted facilities, which amounted to $219.1 million, of which $0.8 million was used.

Total debt as a percent of total capitalization was 25% at June 30, 1999 as compared to 29% at June 30, 1998, primarily as a result of higher total capital.

Net cash provided by operating activities was $352.3 million in fiscal 1999 as compared to $258.2 million in fiscal 1998 and $253.1 million in fiscal 1997. These increases primarily relate to increased earnings, particularly before depreciation and amortization. Greater changes in operating assets and liabilities in fiscal 1998 were partially due to the acquisitions of Aveda and jane.

Net cash used for investing activities in fiscal 1999 was $200.3 million, compared with $577.2 million in fiscal 1998 and $130.7 million in fiscal 1997. The fiscal 1999 decrease in cash used for investing activities relates primarily to lower spending on acquisitions as compared to fiscal 1998, when we acquired Aveda, jane and the remaining interest in M.A.C. In March 1999, we made a payment to satisfy the earn-out of the Bobbi Brown acquisition. Additionally, in August 1999, we acquired the business of Los Angeles-based Stila Cosmetics, Inc.

Cash used for financing activities in fiscal 1999 was $73.2 million as compared to $345.2 million provided in fiscal 1998 and $116.8 million used in fiscal 1997. These changes are primarily attributable to the fiscal 1998 issuance of debt related to business acquisitions. Fiscal 1999 financing activities reflect the shift in debt from our term loan to commercial paper, payments to acquire treasury stock, and an increase in dividends paid, due mostly to the timing of dividend distributions, partially offset by proceeds received upon the exercise of stock options.

On September 18, 1998, our Board of Directors authorized a share repurchase program. We have purchased, and may continue to purchase, over an unspecified period of time, a total of up to eight million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.

Capital expenditures amounted to $117.9 million, $120.6 million and $82.9 million in fiscal 1999, 1998 and 1997, respectively. Spending in all three years primarily reflects the continued upgrade of manufacturing equipment, dies and molds, new store openings, store improvements, counter construction and information technology advancements, as well as incremental capital spending by acquired companies. Fiscal 1998 spending included costs related to the construction of the Lachen distribution center and the purchase of a facility in Blaine, Minnesota.

Dividends declared were $65.4 million, $63.6 million and $63.4 million in fiscal 1999, 1998 and 1997, respectively. From the third quarter of fiscal 1996 through the third quarter of fiscal 1999 the Board of Directors declared, and we paid, quarterly dividends at the rate of $.0425 per share on our Class A and Class B Common Stock. On April 26, 1999, the Board of Directors approved an increase of 17.6% in the next quarterly Class A and Class B Common Stock dividend to $.05 per share. In fiscal 1999, 1998 and 1997, dividends declared on such common stock totaled $42.0 million, $40.2 million and $40.0 million, respectively.

We enter into forward exchange contracts to hedge purchases, receivables and payables denominated in foreign currencies for periods consistent with our identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on our costs and on the cash flows which we receive from foreign subsidiaries. Almost all foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions rated as strong investment grade by a major rating agency. Gains and losses related to qualifying hedges of these exposures are deferred and recognized in operating income when the underlying hedged transaction occurs. We also enter into purchased foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. Any gains realized on such options that qualify as hedges are deferred and recognized in operating income when the underlying hedged transaction occurs. Premiums on foreign currency options are amortized over the period being hedged. Foreign currency transactions which do not qualify as hedges are marked to market on a current basis with gains and losses recognized through income and reflected in operating expenses. In addition, any previously deferred gains and losses on hedges which are terminated prior to the transaction date are recognized in current income when the hedge is terminated.

As a matter of policy, we only enter into contracts with counterparties that have at least an "A" (or equivalent) credit rating. The counterparties to these contracts are major financial institutions. We do not have significant exposure to any one counterparty. Our exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss is remote and in any event would not be material. The contracts have varying maturities with none exceeding 24 months. Costs associated with entering into such contracts have not been material to our financial results. We do not utilize derivative financial instruments for trading or speculative purposes. At June 30, 1999, we had foreign currency contracts in the form of purchased currency options and forward exchange contracts in the amount of $57.2 million and $191.5 million, respectively. The foreign currencies included in these contracts are principally the Euro, Japanese yen, Swiss franc and U.K. pound.

We have entered into interest rate swaps to convert floating interest rate debt to fixed rate debt. These swap agreements are contracts to exchange floating rate for fixed rate interest payments periodically over the life of the agreements. Amounts currently due to or from interest swap counterparties are recorded in interest expense in the period in which they accrue. The related amounts payable to, or receivable from, the counterparties are included in other accrued liabilities. At June 30, 1999 we had interest rate swap agreements outstanding with a notional principal amount of $200.0 million.

The effects of inflation have not been significant to our overall operating results in recent years. Generally, we have been able to increase selling prices sufficiently to offset cost increases, which have been moderate.

We believe that cash on hand, cash generated from operations, available credit lines and access to credit markets will be adequate to support currently planned business operations and capital expenditures on both a near-term and long-term basis.

DERIVATIVE FINANCIAL INSTRUMENTS

We conduct business in many foreign currencies. As a result, we are subject to foreign currency exchange rate risk due to the effects that foreign exchange rate movements of these currencies have on our costs and cash flows which we receive from our foreign subsidiaries. We believe that currently there is no other material market risk exposure. We address our risks through a controlled program of risk management that includes the use of derivative financial instruments. We primarily enter into foreign currency forward exchange contracts and purchase foreign currency options to reduce the effects of fluctuating foreign currency exchange rates, and, accordingly, categorize these instruments as entered into for purposes other than trading.

We use a value-at-risk model to assess the market risk of our derivative financial instruments. Value-at-risk represents the potential losses for an instrument or portfolio from adverse changes in market factors, for a specified time period and confidence level. We estimate value-at-risk across all of our derivative financial instruments using a model with historical volatilities and correlations calculated over the past 250 day period. The measured value-at-risk from holding such derivative instruments, using a variance/co-variance model with a 95 percent confidence level, assuming normal market conditions at June 30, 1999 was not material.

Our calculated value-at-risk exposure represents an estimate of reasonably possible net losses that would be recognized on our portfolio of derivative financial instruments assuming hypothetical movements in future market rates and is not necessarily indicative of actual results which may or may not occur. It does not represent the maximum possible loss nor any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon actual fluctuations in market rates, operating exposures, and the timing thereof, and changes in the portfolio of derivative financial instruments during the year.

We believe, however, that any loss incurred would be offset by the effects of currency movements on the respective underlying transactions for which the hedge is intended. In addition, the maximum exposure associated with the purchase of options is limited to the premiums paid, which are recognized against income over the period being hedged.

YEAR 2000

We have a comprehensive program to address Year 2000 issues and are in the final stages of implementing all aspects. The program addresses three main areas: (a) information systems; (b) embedded chips; and (c) supply chain readiness, as well as contingency planning related thereto. A Steering Committee, comprised of senior executives representing our various business units around the world, meets periodically to oversee the program, and its representatives report regularly to the Audit Committee of the Board of Directors.

We identified potential deficiencies related to Year 2000 in our information systems and are finalizing our upgrades and other remediations. Testing is essentially completed. We are in the process of having an independent third party validate our information systems remediation processes, the completion of which is expected in October 1999. We identified other equipment with date sensitive operating controls and have completed the assessment, remediation and testing of critical embedded chips. We had another independent third party validate our embedded chip procedures and the validation has been completed. To mitigate the risk of Year 2000 non-compliance by third parties, we have identified, contacted and met with critical inventory suppliers, our larger customers, and critical non-inventory suppliers and have finalized the assessment of their Year 2000 readiness and have developed our contingency plans accordingly.

We believe it is difficult to specifically identify the cause of the most reasonable worst case Year 2000 scenario. As with all manufacturers and distributors of products such as ours and based upon our work to date, a reasonable worst case scenario would be the result of the failure of third parties to be Year 2000 compliant. Such failures may include, without limitation, failures by governmental entities and entities with which we have no direct involvement that continue for more than several days in various geographic areas where our products are sold at retail, or areas from which our raw materials are sourced. Accordingly, we have finalized contingency plans to limit, to the extent reasonably possible, lost revenues and other adverse effects arising from third party failures. These plans are necessarily limited to matters which we can reasonably control and include the acceleration of certain shipments which necessitated adjustments to our production and procurement schedules. In order to support ongoing global operations on or about January 1, 2000, we will be establishing, prior to that date, a Y2K Communications Center which will expedite the implementation of certain contingency plans, if necessary. We are implementing our overall contingency plans and estimate an immaterial shift of net sales and related expenses from the third fiscal quarter to the second fiscal quarter.

Notwithstanding the impact on any given quarter, incremental out-of-pocket costs incurred through June 30, 1999 have not been significant and, based upon current estimates, the costs of our Year 2000 program are not expected to be material. Such costs do not include internal employee costs and costs related to the deferral of other information technology projects. While we do not have a system to track internal employee costs specifically related to the Year 2000, those costs are not expected to be material to our consolidated results of operations or financial condition.

Our Year 2000 efforts are ongoing and our overall plan, as well as the implementation of contingency plans, will continue to evolve as new information becomes available. While we anticipate continuity of our business activities, that continuity will be dependent upon our ability, and the ability of third parties on whom we rely directly or indirectly to be Year 2000 compliant.

EURO CONVERSION

As part of the European Economic and Monetary Union (EMU), a single currency (the "Euro") will replace the national currencies of most of the European countries in which we conduct business. The conversion rates between the Euro and the participating nations' currencies were fixed irrevocably as of January 1, 1999, with the participating national currencies to be removed from circulation between January 1, and June 30, 2002 and replaced by Euro notes and coinage. During the "transition period" from January 1, 1999 through December 31, 2001, public and private entities, as well as individuals, may pay for goods and services using either checks, drafts, or wire transfers denominated in Euros or the participating country's national currency.

Under the regulations governing the transition to a single currency, there is a "no compulsion, no prohibition" rule which states that no one is obliged to use the Euro until the notes and coinage have been introduced on January 1, 2002. In keeping with this rule, we were Euro "compliant" (able to receive Euro denominated payments and able to invoice in Euros as requested) as of January 1, 1999 in the affected countries. Full conversion of all affected country operations to the Euro is expected to be completed by the time national currencies are removed from circulation. Phased conversion to the Euro is currently underway and the effects on revenues, costs and various business strategies continue to be assessed. The cost of software and business process conversion is not expected to be material.

ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Pursuant to SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133", SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and will not require retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position measured at fair value. Generally, increases or decreases in the fair value of derivative instruments will be recognized as gains or losses in earnings in the period of change. If certain conditions are met, where the derivative instrument has been designated as a fair value hedge, the hedged item may also be marked to market through earnings thus creating an offset. If the derivative is designated and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income. Based on current analysis, we believe that conversion to SFAS No. 133 will not have a material impact on our financial position or results of operations. However, the statement will likely result in a change in reported assets and liabilities and may affect comprehensive income.

FORWARD-LOOKING INFORMATION

We and our representatives from time to time make written or oral forward looking statements, including statements contained in this and other filings with the Securities and Exchange Commission and in our reports to stockholders. The words and phrases "will likely result," "expects," "believes," "will continue," "is anticipated," "estimates," "projects" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, our expectations regarding sales, earnings or other future financial performance and liquidity, product introductions, entry into new geographic regions and future operations or operating results. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot assure that actual results will not differ materially from our expectations. Factors that could cause actual results to differ from expectations include, without limitation:

           (i) increased competitive activity from companies in the skin care, makeup, fragrance and hair care businesses, some of which have greater resources than we do;

           (ii) our ability to develop, produce and market new products on which future operating results may depend;

           (iii) consolidations and restructurings in the retail industry causing a decrease in the number of stores that sell our products, an increase in the ownership concentration within the retail industry or ownership of retailers by our competitors or ownership of competitors by our customers that are retailers;

           (iv) shifts in the preferences of consumers as to where and how they shop for beauty and related products;

           (v) social, political and economic risks to our foreign manufacturing, distribution and retail operations, including changes in foreign investment and trade policies and regulations of the host countries and of the United States;

           (vi) changes in the laws, regulations and policies, including changes in accounting standards, that affect, or will affect, us in the United States and abroad;

           (vii) foreign currency fluctuations affecting our results of operations and the value of our foreign assets, the relative prices at which we and our foreign competitors sell our products in the same market and our operating and manufacturing costs outside of the United States;

           (viii) changes in global economic conditions that could affect the cost and availability of capital to the Company, which may be needed for new equipment, facilities or acquisitions;

           (ix) shipment delays, depletion of inventory and increased production costs resulting from disruptions of operations at any of the facilities which, due to consolidations in our manufacturing operations, now manufacture nearly all of our supply of a particular type of product (i.e., focus factories);

           (x) real estate rates and availability, which may affect our ability to increase the number of retail locations at which we sell our products;

           (xi) changes in product mix to products which are less profitable;

           (xii) our ability and the ability of third parties, including customers, suppliers and governmental entities to adequately address Year 2000 issues; and

           (xiii) our ability to integrate acquired businesses and realize value therefrom.

We assume no responsibility to update forward-looking statements made herein or otherwise.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is set forth in Item 7 of this Annual Report on Form 10-K under the captions "Liquidity and Capital Resources" and "Derivative Financial Instruments" and is incorporated herein by reference.

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

                             PART III

Item 10. Directors and Executive Officers of the Registrant.

The other information required by Item 10 will be included in our Proxy Statement for the 1999 Annual Meeting of Stockholders, which will be filed within 120 days after the close of the fiscal year ended June 30, 1999, and such information is incorporated herein by reference to such Proxy Statement.

The following table sets forth certain information with respect to our executive officers.

Name                                             Age                                   Position(s) Held
----                                             ---                                   ----------------
Leonard A. Lauder                                66        Chairman of the Board of Directors and Chief Executive Officer
Ronald S. Lauder                                 55        Chairman of Clinique Laboratories, Inc. and Estee
                                                             Lauder International, Inc. and a Director
Fred H. Langhammer                               55        President and Chief Operating Officer and a Director
Robert J. Bigler                                 51        Senior Vice President and Chief Financial Officer
Patrick Bousquet-Chavanne                        41        President of Estee Lauder International, Inc.
Daniel J. Brestle                                54        President of Estee Lauder (U.S.A. & Canada)
Andrew J. Cavanaugh                              52        Senior Vice President - Corporate Human Resources
John B. Chilton                                  67        Senior Vice President - Global Operations
John M. Corrigan                                 57        Senior Vice President - Global Information Services
Joseph Gubernick                                 65        Senior Vice President - Research and Development
Paul E. Konney                                   55        Senior Vice President, General Counsel and Secretary
Evelyn H. Lauder                                 63        Senior Corporate Vice President
William P. Lauder                                39        President of Clinique Laboratories, Inc.
Mary Carroll Linder                              52        Senior Vice President - Global Communications
Robert A. Nielsen                                69        Group President
Jeanette S. Wagner                               70        Vice Chairman


     Leonard A. Lauder has served as Chief Executive Officer of the Company since 1982 and as President from 1972 until 1995. He has been a director of the Company since 1958. He became Chairman of the Board of Directors of the Company in 1995. Mr. Lauder formally joined the Company in 1958 after serving as an officer in the U.S. Navy. Since joining the Company, he has served in various positions, including executive officer positions other than those described above. He is Chairman of the Board of Trustees of the Whitney Museum of American Art, a Charter Trustee of the University of Pennsylvania, a Trustee of The Aspen Institute and a Director of RSL Communications, Ltd. He also served as a member of the White House Advisory Committee on Trade Policy and Negotiations under President Reagan.

     Ronald S. Lauder has served as Chairman of Clinique Laboratories, Inc., Chairman of Estee Lauder International, Inc. and as a director of the Company since returning from government service in 1987. Mr. Lauder joined the Company in 1964 and has served in various capacities, including those described above, since then. From 1983 to 1986, Mr. Lauder was Deputy Assistant Secretary of Defense for European and NATO Affairs. From 1986 to 1987, he was U.S. Ambassador to Austria. He is non-executive Chairman of the Board of Directors of Central European Media Enterprises Ltd. and is the co-founder, controlling investor and Chairman of the Board of Directors of RSL Communications, Ltd. He is Chairman of the Board of Trustees of the Museum of Modern Art.

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

     Robert J. Bigler is Senior Vice President and Chief Financial Officer of the Company, a position he assumed in 1992. Before that, he had served as Senior Vice President - Controller of Estee Lauder International, Inc. from 1986. He is a certified public accountant.

    Patrick Bousquet-Chavanne rejoined the Company in September 1998 as President of Estee Lauder International, Inc. ("ELII"). From June 1992 through December 1996, Mr. Bousquet-Chavanne was Senior Vice President - General Manager/Travel Retailing of ELII. From September 1989 through June 1992, he was Vice President and General Manager of Aramis International, a division of ELII. From December 1996 through March 1998, he was Executive Vice President/General Manager International Operations of Parfums Christian Dior S.A., based in Paris.

     Daniel J. Brestle is President of Estee Lauder (U.S.A. & Canada). Prior to July 1998, he was President of Clinique Laboratories, Inc. and the senior officer of that division since 1992. Prior thereto, he was President of Prescriptives U.S.A. since 1988. Mr. Brestle joined the Company in 1978.

     Andrew J. Cavanaugh has been Senior Vice President - Corporate Human Resources since 1994. Mr. Cavanaugh joined the Company in 1988 as Executive Director - Human Resources.

    John B. Chilton is Senior Vice President - Global Operations and has been in charge of the Company's global manufacturing operations since 1993. Before that, Mr. Chilton managed the Company's United States manufacturing operations since 1978. He joined the Company in 1973 as Managing Director of the Company's manufacturing unit in the United Kingdom, and managed international operations from 1974 to 1978.

    John M. Corrigan is Senior Vice President - Global Information Systems and has been the senior officer in charge of information systems and technology since joining the Company in 1990.

     Joseph Gubernick is Senior Vice President - Research and Development of the Company. Mr. Gubernick joined the Company in 1972 as Vice President - Research and Development.

     Paul E. Konney is Senior Vice President, General Counsel and Secretary. Prior to joining the Company in August 1999, Mr. Konney was Senior Vice President, General Counsel and Secretary of Quaker State Corporation from 1994. Prior to that, he was Senior Vice President - General Counsel and Secretary of Tambrands Inc.

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

    William P. Lauder is President of Clinique Laboratories, Inc. He has been a director of the Company since January 1996. Prior to July 1998, he was President of Origins Natural Resources Inc., and the senior officer of that division since its inception in 1990. Previously, he served in various positions since joining the Company in 1986. He is a member of the Board of Trustees of The Trinity School in New York City and the Board of Directors of the Educational Foundation for the Fashion Industries.

    Mary Carroll Linder has been Senior Vice President - Global Communications since 1996. From 1992 until she joined the Company, Ms. Linder headed the public relations area of Grand Metropolitan, PLC, a broadly based consumer products company, as Group Corporate Communications Director.

     Robert A. Nielsen serves as Group President. He is President of Aramis Inc. (including Tommy Hilfiger toiletries) and President of Prescriptives Inc. and has been the senior executive of those divisions since 1992 and 1995, respectively. In July 1998, he was appointed President of the Donna Karan Cosmetics Company. He is also President of Max Huber Research Labs, Inc. which markets La Mer products. Mr. Nielsen first joined the Company in 1960 and has been associated with it for three periods since that date.

     Jeanette S. Wagner is Vice Chairman of the Company. Prior to July 1998, she was President of Estee Lauder International, Inc., a position she held since 1985. Mrs. Wagner joined the Company in 1975 to head the activity of the Estee Lauder brand in international markets. Mrs. Wagner is a Director of Tricon Global Restaurants, Inc. and a member of the Nominating Committee of the New York Stock Exchange. In 1994, Mrs. Wagner was appointed by President Clinton to serve on the White House Advisory Committee on Trade Policy and Negotiations, and she is Chairman Emeritus and a director of the Fragrance Foundation, an industry group.

Each executive officer serves for a one-year term ending at the next annual meeting of the Company's Board of Directors, subject to his or her applicable employment agreement and his or her earlier death, resignation or removal.

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Item 13. Certain Relationships and Related Transactions.

The information required to be included by Items 11 through 13 of Form 10-K will be included in our Proxy Statement for the 1999 Annual Meeting of Stockholders, which will be filed within 120 days after the close of our fiscal year ended June 30, 1999. Such information is incorporated herein by reference to such Proxy Statement.

                              PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports of Form 8-K.

    (a)      1, 2. Financial Statements and Schedules - See index on Page F-1.

          3. Exhibits -

           Exhibit                           Description
            Number

             3.1      Form of Restated Certificate of Incorporation (filed as
                      Exhibit 3.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (No. 33-97180) on November 13, 1995 (the "S-1")).*

             3.2      Form of Amended and Restated By-laws.

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

            10.3 Fiscal 1996 Share Incentive Plan (filed as Exhibit 10.3 to the S-1).* +

            10.4 Fiscal 1999 Share Incentive Plan (filed as Exhibit 4(c) to the Company's Registration Statement on Form S-8 (No. 333-66851) on November 5, 1998). * +

            10.5      The Estee Lauder Inc. Retirement Growth Account Plan. +

            10.6      The Estee Lauder Inc. Retirement Benefits Restoration
                      Plan. +

            10.7 Executive Annual Incentive Plan (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998).* +

            10.8      Employment Agreement with Leonard A. Lauder (filed as
                      Exhibit 10.7 to the S-1).* +

            10.9      Employment Agreement with Ronald S. Lauder (filed as
                      Exhibit 10.8 to the S-1).* +

            10.10     Employment Agreement with Fred H. Langhammer (filed as
                      Exhibit 10.9 to the S-1).* +

            10.11     Employment Agreement with Daniel J. Brestle (filed as
                      Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).* +

            10.12     Employment Agreement with William P. Lauder (filed as
                      Exhibit 10.1 to Amendment No. 2 to the Company's Registration Statement on Form S-3 (No. 333-77977) on May 19, 1999).* +

            10.13     Employment Agreement with Patrick Bousquet-Chavanne. +

            10.14 Form of Deferred Compensation Agreement with Outside Directors (filed as Exhibit 10.1 to the FY 1997 Q2 10-Q).*+

            21.1      List of significant subsidiaries of the Company.
            23.1      Consent of Arthur Andersen LLP.
            24.1      Power of Attorney.
            27.1      Financial Data Schedule.

      (b) Registrant filed no reports on Form 8-K during the last quarter of the period covered by this report.


----------
*    Incorporated herein by reference.
+    Exhibit is a management contract or compensatory plan or arrangement.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          THE ESTEE LAUDER COMPANIES INC.



                                          By      /s/ ROBERT J. BIGLER
                                             ---------------------------------
                                                     Robert J. Bigler
                                                  Senior Vice President
                                               and Chief Financial Officer

Date:  September 13, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


             Signature                                        Title (s)                                  Date
             ---------                                        ---------                                  ----

        LEONARD A. LAUDER*                               Chairman of the Board of                 September 13, 1999
------------------------------------                       Directors and Chief
         Leonard A. Lauder                                  Executive Officer
                                                       (Principal Executive Officer)


        RONALD S. LAUDER*                                      Director                           September 13, 1999
------------------------------------
         Ronald S. Lauder

        WILLIAM P. LAUDER*                                     Director                           September 13, 1999
------------------------------------
         William P. Lauder

        FRED H. LANGHAMMER*                                    Director                           September 13, 1999
------------------------------------
        Fred H. Langhammer

        RICHARD D. PARSONS*                                    Director                           September 13, 1999
------------------------------------
        Richard D. Parsons

        MARSHALL ROSE*                                         Director                           September 13, 1999
------------------------------------
           Marshall Rose

        P. ROY VAGELOS*                                        Director                           September 13, 1999
------------------------------------
          P. Roy Vagelos

        FAYE WATTLETON*                                        Director                           September 13, 1999
------------------------------------
          Faye Wattleton

    /s/ ROBERT J. BIGLER                              Senior Vice President and                   September 13, 1999
------------------------------------                   Chief Financial Officer
         Robert J. Bigler                             (Principal Financial and
                                                         Accounting Officer)



----------
* By signing his name hereto, Robert J. Bigler signs this document in the capacities indicated above and on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed herewith.


                                           By    /s/ ROBERT J. BIGLER
                                             --------------------------------
                                                    Robert J. Bigler
                                                   (Attorney-in-Fact)

                  THE ESTEE LAUDER COMPANIES INC.

      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


                                                                          Page
                                                                          ----
Financial Statements:

Report of Independent Public Accountants................................   F-2

Consolidated Statements of Earnings.....................................   F-3

Consolidated Balance Sheets.............................................   F-4

Consolidated Statements of Stockholders' Equity
  and Comprehensive Income..............................................   F-5

Consolidated Statements of Cash Flows...................................   F-6

Notes to Consolidated Financial Statements..............................   F-7

Financial Statement Schedule:

Report of Independent Public Accountants on Schedule....................   S-1

Schedule II - Valuation and Qualifying Accounts.........................   S-2


All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The Estee Lauder Companies Inc.:

We have audited the accompanying consolidated balance sheets of The Estee Lauder Companies Inc. (a Delaware corporation) and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Estee Lauder Companies Inc. and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles.



                                      ARTHUR ANDERSEN LLP

New York, New York
August 10, 1999

                  THE ESTEE LAUDER COMPANIES INC.

                CONSOLIDATED STATEMENTS OF EARNINGS


                                                                                     Year Ended June 30
                                                                      ----------------------------------------------
                                                                         1999                1998             1997
                                                                      ----------          ---------        ---------
                                                                             (In millions, except per share data)
Net Sales.....................................................         $3,961.5            $3,618.0         $3,381.6
Cost of sales.................................................            899.9               819.5            765.1
                                                                       --------            --------         --------

Gross Profit..................................................          3,061.6             2,798.5          2,616.5
                                                                       --------            --------         --------

Operating expenses:
    Selling, general and administrative.......................          2,572.1             2,357.6          2,224.6
    Related party royalties...................................             32.6                31.8             32.8
                                                                       --------            --------         --------
                                                                        2,604.7             2,389.4          2,257.4
                                                                       --------            --------         --------

Operating Income..............................................            456.9               409.1            359.1

Interest income (expense), net................................            (16.7)               (6.3)             3.8
                                                                       --------            --------         --------
Earnings before Income Taxes and Minority Interest............            440.2               402.8            362.9

Provision for income taxes ...................................            167.3               161.1            152.4
Minority interest ............................................              -                  (4.9)           (12.9)
                                                                       --------            --------         --------
Net Earnings..................................................            272.9               236.8            197.6

Preferred stock dividends.....................................             23.4                23.4             23.4
                                                                       --------            --------         --------
Net Earnings Attributable to Common Stock ....................         $  249.5            $  213.4         $  174.2
                                                                       ========            ========         ========

Net earnings per common share:
    Basic.....................................................         $   1.05            $    .90         $    .74
    Diluted...................................................         $   1.03            $    .89         $    .73

Weighted average common shares outstanding:
    Basic.....................................................            237.0               236.8            235.4
    Diluted...................................................            241.2               239.5            237.1


                 See notes to consolidated financial statements.

                  THE ESTEE LAUDER COMPANIES INC.

                    CONSOLIDATED BALANCE SHEETS


                                                                                                      June 30
                                                                                           -----------------------------
                                                                                             1999                1998
                                                                                           --------             --------
                                                                                                    (In millions)
                                       ASSETS
Current Assets
Cash and cash equivalents............................................................      $  347.5             $  277.5
Accounts receivable, net.............................................................         533.7                497.8
Inventory and promotional merchandise, net...........................................         513.0                513.2
Prepaid expenses and other current assets............................................         176.0                166.1
                                                                                           --------             --------
    Total current assets.............................................................       1,570.2              1,454.6
                                                                                           --------             --------

Property, Plant and Equipment, net...................................................         383.6                335.8
                                                                                           --------             --------

Other Assets
Investments, at cost or market value.................................................          35.5                 27.7
Deferred taxes.......................................................................          63.6                 59.6
Goodwill, net........................................................................         557.9                496.2
Other intangible assets, net.........................................................          50.6                 67.1
Other assets, net....................................................................          85.3                 71.8
                                                                                           --------             --------
                                                                                              792.9                722.4
                                                                                           --------             --------
                                                                                           $2,746.7             $2,512.8
                                                                                           ========             ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term debt......................................................................      $    6.6             $   11.5
Accounts payable.....................................................................         223.1                209.1
Accrued income taxes.................................................................          87.6                 79.4
Other accrued liabilities............................................................         544.9                537.4
                                                                                           --------             --------
    Total current liabilities........................................................         862.2                837.4
                                                                                           --------             --------

Noncurrent Liabilities
Long-term debt.......................................................................         422.5                425.0
Other noncurrent liabilities.........................................................         177.5                194.0
                                                                                           --------             --------
                                                                                              600.0                619.0
                                                                                           --------             --------
Commitments and contingencies (Note 15)

$6.50 Cumulative Redeemable Preferred Stock, at redemption value.....................         360.0                360.0
                                                                                           --------             --------

Stockholders' Equity
Common stock, $.01 par value; 300,000,000 shares Class A authorized, shares issued: 123,936,464 in 1999 and 122,935,868 in 1998: 120,000,000 shares
    Class B authorized, shares issued and outstanding: 113,679,334 in 1999 and 1998..           2.4                  2.4
Paid-in capital......................................................................         211.6                168.6
Retained earnings....................................................................         766.2                559.6
Accumulated other comprehensive income...............................................         (44.3)               (34.2)
                                                                                           --------             --------
                                                                                              935.9                696.4
Less: Treasury stock, at cost; 455,306 Class A shares at June 30, 1999...............         (11.4)                   -
                                                                                           --------             --------
                                                                                              924.5                696.4
                                                                                           --------             --------
                                                                                           $2,746.7             $2,512.8
                                                                                           ========             ========


          See notes to consolidated financial statements.

                  THE ESTEE LAUDER COMPANIES INC.

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     AND COMPREHENSIVE INCOME


                                                                                               Year Ended June 30
                                                                                      -------------------------------------
                                                                                       1999            1998           1997
                                                                                      ------          ------         ------
                                                                                                 (In millions)
                             STOCKHOLDERS' EQUITY
Common stock, beginning of year...........................................            $  2.4          $  2.4         $  2.4
                                                                                      ------          ------         ------
Common stock, end of year.................................................               2.4             2.4            2.4
                                                                                      ------          ------         ------

Paid-in capital, beginning of year........................................             168.6           164.1          120.4
Common stock issued, net of issuance costs................................               -               -             38.1
Stock compensation programs...............................................              43.0             4.5            5.6
                                                                                      ------          ------         ------
Paid-in capital, end of year..............................................             211.6           168.6          164.1
                                                                                      ------          ------         ------

Retained earnings, beginning of year......................................             559.6           386.4          252.2
Preferred stock dividends.................................................             (23.4)          (23.4)         (23.4)
Common stock dividends....................................................             (42.0)          (40.2)         (40.0)
Issuance of treasury stock................................................              (0.9)            -              -
Net earnings for the year.................................................             272.9           236.8          197.6
                                                                                      ------          ------         ------
Retained earnings, end of year............................................             766.2           559.6          386.4
                                                                                      ------          ------         ------

Accumulated other comprehensive income, beginning of year.................             (34.2)           (5.2)          19.2
Other comprehensive income................................................             (10.1)          (29.0)         (24.4)
                                                                                      ------          ------         ------
Accumulated other comprehensive income, end of year.......................             (44.3)          (34.2)          (5.2)
                                                                                      ------          ------         ------

Treasury stock, beginning of year.........................................               -               -              -
Acquisition of treasury stock.............................................             (12.7)            -              -
Issuance of treasury stock................................................               1.3             -              -
                                                                                      ------          ------         ------
Treasury stock, end of year...............................................             (11.4)            -              -
                                                                                      ------          ------         ------

    Total stockholders' equity............................................            $924.5          $696.4         $547.7
                                                                                      ======          ======         ======

                             COMPREHENSIVE INCOME
Net earnings..............................................................            $272.9          $236.8         $197.6
                                                                                      ------          ------         ------

Other comprehensive income:
    Net unrealized investment gains.......................................               0.3             2.9            -
    Translation adjustments...............................................             (10.4)          (31.9)         (24.4)
                                                                                      ------          ------         ------

    Other comprehensive income............................................             (10.1)          (29.0)         (24.4)
                                                                                      ------          ------         ------

    Total comprehensive income............................................            $262.8          $207.8         $173.2
                                                                                      ======          ======         ======


          See notes to consolidated financial statements.

                  THE ESTEE LAUDER COMPANIES INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                               Year Ended June 30
                                                                                      --------------------------------------
                                                                                        1999           1998           1997
                                                                                      -------         ------         -------
                                                                                                 (In millions)
Cash Flows from Operating Activities
    Net earnings..........................................................            $ 272.9         $ 236.8        $ 197.6
    Adjustments to reconcile net earnings to net cash flows provided by operating activities:
        Depreciation and amortization.....................................               99.6            79.8           58.3
        Amortization of purchased royalty rights..........................               17.7            17.7           17.7
        Deferred income taxes.............................................               (4.2)          (12.2)         (12.6)
        Minority interest.................................................                -               4.9           12.9
        Non-cash stock compensation.......................................                8.3             -              -

    Changes in operating assets and liabilities:
        Increase in accounts receivable, net..............................              (38.0)          (31.9)         (56.3)
        (Increase) decrease in inventory and promotional merchandise......                -             (71.8)           4.4
        Increase in other assets..........................................              (39.9)          (72.4)         (25.5)
        Increase (decrease) in accounts payable...........................               14.0            40.7           (5.5)
        Increase (decrease) in accrued income taxes.......................               21.2            25.0          (13.9)
        Increase in other accrued liabilities.............................                7.8            17.6           47.5
        (Decrease) increase in other noncurrent liabilities...............               (7.1)           24.0           28.5
                                                                                      -------         -------        -------
          Net cash flows provided by operating activities.................              352.3           258.2          253.1
                                                                                      -------         -------        -------

Cash Flows from Investing Activities
    Capital expenditures..................................................             (117.9)         (120.6)         (82.9)
    Acquisition of businesses, net of acquired cash.......................              (75.0)         (459.9)         (46.5)
    Purchases of long-term investments....................................               (8.4)           (1.8)          (1.5)
    Proceeds from disposition of long-term investments....................                1.0             5.1            0.2
                                                                                      -------         -------        -------
          Net cash flows used for investing activities....................             (200.3)         (577.2)        (130.7)
                                                                                      -------         -------        -------

Cash Flows from Financing Activities
    Decrease in short-term debt, net......................................               (5.8)          (10.7)         (52.7)
    Proceeds from long-term debt..........................................              205.2           431.2            -
    Repayments of long-term debt..........................................             (210.9)          (21.9)         (43.7)
    Proceeds from issuance of common stock, net of issuance costs.........                -               -             38.1
    Proceeds from exercise of stock options...............................               14.6             0.2            4.9
    Payments to acquire treasury stock....................................              (12.7)            -              -
    Dividends paid........................................................              (63.6)          (53.6)         (63.4)
                                                                                      -------         -------        -------
          Net cash flows (used for) provided by financing activities......              (73.2)          345.2         (116.8)
                                                                                      -------         -------        -------

Effect of Exchange Rate Changes on Cash and Cash Equivalents..............               (8.8)           (4.3)          (4.8)
                                                                                      -------         -------        -------
Net Increase in Cash and Cash Equivalents.................................               70.0            21.9            0.8
Cash and Cash Equivalents at Beginning of Year............................              277.5           255.6          254.8
                                                                                      -------         -------        -------
Cash and Cash Equivalents at End of Year..................................            $ 347.5         $ 277.5        $ 255.6
                                                                                      =======         =======        =======

Supplemental disclosures of cash flow information
    Cash paid during the year for:
        Interest..........................................................            $  31.2         $  13.0        $   7.4
                                                                                      =======         =======        =======
        Income Taxes......................................................            $ 157.3         $ 145.5        $ 167.9
                                                                                      =======         =======        =======


                 See notes to consolidated financial statements.

                  THE ESTEE LAUDER COMPANIES INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- DESCRIPTION OF BUSINESS

The Estee Lauder Companies Inc. manufactures, markets and sells skin care, makeup, fragrance and hair care products around the world. Products are marketed under the following brand names: Estee Lauder, Clinique, Aramis, Prescriptives, Origins, M.A.C, Bobbi Brown essentials, jane and Aveda. The Estee Lauder Companies Inc. is also the global licensee of the Tommy Hilfiger and Donna Karan brands for fragrances and cosmetics.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of The Estee Lauder Companies Inc. and its subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated. Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to current year presentation for comparative purposes.

Net Earnings Per Common Share

In accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", net earnings per common share amounts ("basic EPS") are computed by dividing net earnings, after deducting preferred stock dividends on the Company's $6.50 Cumulative Redeemable Preferred Stock, by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions) and exclude any potential dilution. Net earnings per common share amounts assuming dilution ("diluted EPS") are computed by reflecting potential dilution from the exercise of stock options. Earnings per share amounts for prior-year periods have been restated to conform with the provisions of SFAS No. 128.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:


                                                                                           Year Ended June 30
                                                                               -----------------------------------------
                                                                                1999              1998             1997
                                                                               ------            ------           ------
                                                                                   (In millions, except per share data)
Numerator:
Net earnings...........................................................        $272.9            $236.8           $197.6
Preferred stock dividends..............................................         (23.4)            (23.4)           (23.4)
                                                                               ------            ------           ------
Net earnings attributable to common stock..............................        $249.5            $213.4           $174.2
                                                                               ======            ======           ======

Denominator:
Weighted average common shares outstanding - Basic.....................         237.0             236.8            235.4
Effect of dilutive securities: Stock options...........................           4.2               2.7              1.7
                                                                               ------            ------           ------
Weighted average common shares outstanding - Diluted...................         241.2             239.5            237.1
                                                                               ======            ======           ======

Net earnings per common share:
Basic..................................................................        $ 1.05            $  .90           $  .74
                                                                               ======            ======           ======
Diluted ...............................................................        $ 1.03            $  .89           $  .73
                                                                               ======            ======           ======

                  THE ESTEE LAUDER COMPANIES INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Stock Split

These consolidated financial statements have been restated to reflect the effects of a two-for-one common stock split declared April 26, 1999 and distributed on June 2, 1999 to stockholders of record on May 10, 1999.

Cash and Cash Equivalents

Cash and cash equivalents include $208.5 million and $174.6 million of short-term time deposits at June 30, 1999 and 1998, respectively. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts Receivable is stated net of the allowance for doubtful accounts of $36.0 million and $43.6 million as of June 30, 1999 and 1998, respectively.

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at year-end rates of exchange, while revenue and expenses are translated at weighted average rates of exchange for the year. Unrealized translation gains or losses are reported as cumulative translation adjustments through other comprehensive income. Such adjustments amounted to $10.4 million and $31.9 million of unrealized translation losses in fiscal 1999 and 1998, respectively.

The Company enters into forward foreign exchange contracts and purchases foreign currency options to hedge foreign currency transactions for periods consistent with its identified exposures. Accordingly, the Company categorizes these instruments as entered into for purposes other than trading. Premiums on foreign currency options are amortized over the option period being hedged.

The accompanying consolidated statements of earnings include net exchange losses of $1.8 million in fiscal 1999 and gains of $9.1 million and $8.8 million in fiscal 1998 and 1997, respectively, see Note 9.

Inventory and Promotional Merchandise

Inventory and promotional merchandise only include inventory considered saleable or usable in future periods, and are stated at the lower of cost or market, with cost being determined on the first-in, first-out method. Promotional merchandise is charged to expense at the time the merchandise is shipped to the Company's customers.

                                                                                June 30
                                                                    -----------------------------
                                                                      1999                  1998
                                                                    -------                ------
                                                                            (In millions)
     Inventory and promotional merchandise consists of:
         Raw materials.......................................        $128.3                $143.6
         Work in process.....................................          22.6                  26.7
         Finished goods......................................         238.7                 227.8
         Promotional merchandise.............................         123.4                 115.1
                                                                     ------                ------
                                                                     $513.0                $513.2
                                                                     ======                ======

                  THE ESTEE LAUDER COMPANIES INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation. For financial statement purposes, depreciation is provided principally on the straight-line method over the estimated useful lives of the assets ranging from 3 to 40 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lives of the respective leases or the expected useful lives of those improvements.

                                                                                June 30
                                                                    -----------------------------
                                                                      1999                  1998
                                                                    -------                ------
                                                                             (In millions)
     Land....................................................        $ 13.0                $ 13.0
     Buildings and improvements..............................         129.9                 124.0
     Machinery and equipment.................................         432.0                 385.2
     Furniture and fixtures..................................          71.7                  61.2
     Leasehold improvements..................................         153.2                 117.3
                                                                     ------                ------
                                                                      799.8                 700.7
     Less accumulated depreciation and amortization..........         416.2                 364.9
                                                                     ------                ------
                                                                     $383.6                $335.8
                                                                     ======                ======

Goodwill

Goodwill is calculated as the excess of the cost of purchased businesses over the value of their underlying net assets and is amortized on a straight-line basis over forty years. Goodwill is net of accumulated amortization of $25.2 million and $11.9 million at June 30, 1999 and 1998, respectively.

Other Intangible Assets

Other intangible assets principally consist of purchased royalty rights and trademarks. The cost of other intangible assets is amortized on a straight-line basis over their estimated useful lives. Other intangible assets are reported net of accumulated amortization of $70.1 million and $50.0 million at June 30, 1999 and 1998, respectively.

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

                  THE ESTEE LAUDER COMPANIES INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Accumulated Other Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes guidance for the reporting and display of comprehensive income and its components. The purpose of reporting comprehensive income is to report a measure of all changes in equity that resulted from recognized transactions and other economic events of the period other than transactions with stockholders. Adoption of SFAS No. 130 had no economic impact on the Company's consolidated financial position, net earnings, stockholders' equity or cash flows, although the presentation of certain items has changed. The components of accumulated other comprehensive income included in the accompanying consolidated balance sheets consist of the following:

                                                                                           Year Ended June 30
                                                                               -----------------------------------------
                                                                                1999              1998             1997
                                                                               ------            ------           ------
                                                                                             (In millions)

Net unrealized investment gains, beginning of year.....................        $  5.8            $  2.9           $  2.9
Increase in unrealized investment gains................................           0.5               4.8              -
Deferred tax expense...................................................          (0.2)             (1.9)             -
                                                                               ------            ------           ------
Net unrealized investment gains, end of year...........................           6.1               5.8              2.9
                                                                               ------            ------           ------

Cumulative translation adjustments, beginning of year..................         (40.0)             (8.1)            16.3
Translation adjustments................................................         (10.4)            (31.9)           (24.4)
                                                                               ------            ------           ------
Cumulative translation adjustments, end of year........................         (50.4)            (40.0)            (8.1)
                                                                               ------            ------           ------

Accumulated other comprehensive income.................................        ($44.3)           ($34.2)          ($ 5.2)
                                                                               ======            ======           ======


Revenue Recognition

Revenues from merchandise sales are recorded at the time the product is shipped to the customer. The Company reports its sales levels on a net sales basis, which is computed by deducting from gross sales the amount of actual returns received and an amount established for anticipated returns.

Advertising and Promotion

Costs associated with advertising are expensed during the year as incurred. Global advertising and promotional expenses which primarily include television, radio and print media were $1,100.8 million, $1,027.8 million and $976.2 million in fiscal 1999, 1998 and 1997, respectively.

Research and Development

Research and development costs, which amounted to $48.0 million, $43.5 million and $37.7 million in fiscal 1999, 1998 and 1997, respectively, are expensed as incurred.

                  THE ESTEE LAUDER COMPANIES INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Related Party Royalties and Trademarks

Under agreements covering the purchase by the Company of trademarks for a percentage of related sales, royalty payments totaling $14.9 million, $14.1 million and $15.1 million in fiscal 1999, 1998 and 1997, respectively, have been charged to income. Such payments are made to stockholders of the Company. During fiscal 1996, the Company purchased a stockholder's rights to receive certain U.S. royalty payments for $88.5 million, which amount is being amortized over a five-year period. In fiscal 1999, 1998 and 1997, $17.7 million was amortized as a charge against income.

Stock Compensation

In fiscal 1997, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", by continuing to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," while providing the required pro forma disclosures as if the fair value method had been applied, see Note 14.

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

In fiscal 1999, two department store groups each accounted for 11% of the Company's net sales. In both fiscal 1998 and 1997, one accounted for 12% and the other for 10% of the Company's net sales.

Segment Data

In June 1997 the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the reporting of operating segments in interim and annual financial statements, as well as requiring related disclosures about products and services, geographic areas and major customers. The Company has adopted SFAS No. 131 for the year ended June 30, 1999 and, as required, has restated prior years' segment information for comparability, see Note 18. Adoption of SFAS No. 131 did not affect the Company's consolidated financial position, net earnings, stockholders' equity or cash flows.

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. Actual results could differ from those estimates and assumptions.

Recently Issued Accounting Standards

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Pursuant to SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133", SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and will not require retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative

                  THE ESTEE LAUDER COMPANIES INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


instruments as either assets or liabilities in the statement of financial position measured at fair value. Generally, increases or decreases in the fair value of derivative instruments will be recognized as gains or losses in earnings in the period of change. If certain conditions are met, where the derivative instrument has been designated as a fair value hedge, the hedged item may also be marked to market through earnings thus creating an offset. If the derivative is designated and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income. Based on current analysis, the Company does not expect conversion to SFAS No. 133 to have a material impact on its financial position or results of operations. However, the statement will likely result in a change in reported assets and liabilities and may affect comprehensive income.

NOTE 3 -- PUBLIC OFFERINGS

During May and June 1999, members of the Lauder family sold 7,386,000 shares of Class A Common Stock. The Company did not receive any proceeds from the sale of these shares.

During June 1998, members of the Lauder family sold 9,271,300 shares of Class A Common Stock. The Company did not receive any proceeds from the sale of these shares.

In February 1997, the Company completed a secondary public offering of 16,129,500 shares of Class A Common Stock at an initial offering price of $23.50 per share. Of the 16,129,500 shares of Class A Common Stock offered, 1,699,500 shares were issued and sold by the Company, pursuant to an underwriters' over-allotment provision, and 14,430,000 shares were sold by members of the Lauder family.


NOTE 4 -- ACQUISITION OF BUSINESSES

In February 1998, the Company exercised its right to acquire the remaining equity interest in M.A.C for cash.

In December 1997, the Company acquired for cash the business of Aveda and certain of its affiliates ("Aveda"), a manufacturer and marketer of plant-based hair, skin, makeup and body care products. The purchase of Aveda was financed with proceeds received from borrowings.

In October 1997, the Company acquired Sassaby, Inc. ("Sassaby"), the marketer and distributor of jane cosmetics for young consumers, for cash and the assumption of employee stock options. The stock options were valued as of the date of acquisition and accounted for as part of the consideration given.

The aggregate purchase price for these transactions, which includes acquisition costs, was approximately $464.4 million and each transaction was accounted for using the purchase method of accounting. Accordingly, the results of operations are included in the accompanying consolidated financial statements since the dates of original acquisition. Pro forma results of operations as if the Sassaby, Aveda and M.A.C acquisitions had been completed as of July 1, 1996 have not been presented, as the impact on the Company's results of operations would not have been material.

In October 1995, the Company acquired Bobbi Brown essentials, a line of professional color makeup and skin care products. The Company financed the acquisition by issuing short-term notes, which matured in January 1996, and accounted for the transaction as a purchase. In March 1999, the Company made a payment to satisfy the earn-out portion of the acquisition.

                  THE ESTEE LAUDER COMPANIES INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 -- SHORT-TERM DEBT

Short-term debt consists of the following:

                                                                              June 30
                                                                     ---------------------------

                                                                       1999                 1998
                                                                     ------                -----
                                                                             (In millions)
           Current portion of long-term debt.............            $  5.8                $ 5.0
           Other notes payable...........................               0.8                  6.5
                                                                     ------                -----
                                                                     $  6.6                $11.5
                                                                     ======                =====

As of June 30, 1999 and 1998, the Company had uncommitted lines of credit in the amount of $219.1 million and $293.4 million, respectively, of which $218.3 million and $287.0 million was available. Borrowings under these lines during fiscal 1999 and 1998 carried an average interest rate of 8.3% and 9.2%, respectively. The monthly average amount outstanding was approximately $12.4 million and $72.1 million and the annualized monthly weighted average interest rate was approximately 7.5% and 6.8%, during fiscal 1999 and 1998, respectively.

In July 1996, the Company entered into a five-year $400.0 million committed revolving credit facility, which includes a fee on the total commitment thereunder payable at an annual rate of .06%. At June 30, 1999 and 1998, the Company was in compliance with all related financial and other restrictive covenants, including limitations on indebtedness and liens.

NOTE 6 -- INCOME TAXES

The provision for income taxes is comprised of the following:

                                                                                 Year Ended June 30
                                                                  --------------------------------------------------
                                                                   1999                   1998                 1997
                                                                  -------               -------              -------
                                                                                    (In millions)
     Current:
          Federal...................................              $ 88.6                $ 97.7               $ 83.7
          Foreign...................................                68.8                  60.3                 69.5
          State and local...........................                14.1                  15.3                 11.8
                                                                  ------                ------               ------
                                                                   171.5                 173.3                165.0
                                                                  ------                ------               ------
     Deferred:
          Federal...................................                (4.3)                (12.9)               (10.6)
          Foreign...................................                 0.9                   1.8                  0.8
          State and local...........................                (0.8)                 (1.1)                (2.8)
                                                                  ------                ------               ------
                                                                    (4.2)                (12.2)               (12.6)
                                                                  ------                ------               ------
                                                                  $167.3                $161.1               $152.4
                                                                  ======                ======               ======

                  THE ESTEE LAUDER COMPANIES INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A reconciliation between the provision for income taxes computed by applying the statutory federal income tax rate to earnings before income taxes and minority interest and the actual provision for income taxes is as follows:


                                                                                 Year Ended June 30
                                                                ----------------------------------------------------
                                                                  1999                    1998                 1997
                                                                --------                --------             -------
                                                                                    (In millions)

     Provision for income taxes at statutory rate...              $154.1                $141.0               $127.0
     Increase (decrease) due to:
          State and local income taxes, net of
            federal tax benefit.....................                 8.6                   9.2                  5.9
          Effect of foreign operations..............                (4.1)                 (2.7)                 7.1
          Domestic royalty expense not
            deductible for U.S. tax purposes........                 4.0                   4.0                  4.1
          Other nondeductible expenses..............                 2.0                   5.9                  3.1
          Other, net................................                 2.7                   3.7                  5.2
                                                                  ------                ------               ------
     Provision for income taxes.....................              $167.3                $161.1               $152.4
                                                                  ======                ======               ======

     Effective tax rate.............................                38.0%                 40.0%                42.0%
                                                                    ====                  ====                 ====


Significant components of the Company's deferred income tax assets and liabilities as of June 30, 1999 and 1998 were as follows:

                                                                                               1999                 1998
                                                                                             --------              -------
                                                                                                    (In millions)
Deferred tax assets:
    Deferred compensation and other payroll related expenses...................              $  45.0              $  38.2
    Inventory obsolescence and other inventory related reserves................                 46.5                 43.9
    Pension plan reserves......................................................                 20.5                 18.3
    Postretirement benefit obligations.........................................                 17.9                 16.3
    Various accruals not currently deductible..................................                 40.3                 37.7
    Net operating loss carryforwards...........................................                  6.9                  8.6
    Other differences between tax and financial statement values...............                  7.4                  6.3
                                                                                              ------               ------
                                                                                               184.5                169.3
    Valuation allowance for deferred tax assets................................                 (6.9)                (8.6)
                                                                                              ------               ------
      Total deferred tax assets................................................                177.6                160.7
                                                                                              ------               ------

Deferred tax liabilities:
    Depreciation...............................................................                (27.2)                (8.3)
    Domestic royalty expense...................................................                 (4.3)                (7.4)
    Other differences between tax and financial statement values...............                 (4.0)                (6.9)
                                                                                              ------               ------
      Total deferred tax liabilities...........................................                (35.5)               (22.6)
                                                                                              ------               ------
        Net deferred tax assets................................................               $142.1               $138.1
                                                                                              ======               ======

                  THE ESTEE LAUDER COMPANIES INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


As of June 30, 1999 and 1998, the Company had current net deferred tax assets of $78.5 million which are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets, and noncurrent net deferred tax assets of $63.6 million and $59.6 million, respectively.

Federal income and foreign withholding taxes have not been provided on $412.0 million, $398.0 million and $332.0 million of undistributed earnings of international subsidiaries at June 30, 1999, 1998 and 1997, respectively. The Company intends to permanently reinvest these earnings in its foreign operations, except where it is able to repatriate these earnings to the U.S. without any material incremental tax provision.

As of June 30, 1999 and 1998, certain international subsidiaries had tax loss carryforwards for local tax purposes of approximately $24.3 million and $28.7 million, respectively. With the exception of $16.0 million of losses with an indefinite carryforward period as of June 30, 1999, these losses expire at various dates through fiscal 2010. The gross deferred tax assets recognized in connection with these tax loss carryforwards have been reduced to the extent to which benefit has been taken. A full valuation allowance has been provided against the remaining deferred tax assets relating to tax loss carryforwards.

Earnings before income taxes and minority interest include amounts contributed by the Company's international operations of $277.2 million, $250.8 million and $263.5 million for fiscal 1999, 1998 and 1997, respectively.

NOTE 7 -- OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

                                                                                     June 30
                                                                               ---------------------
                                                                                1999           1998
                                                                               ------         ------
                                                                                   (In millions)
       Advertising and promotional accruals........................            $186.9         $167.0
       Employee compensation.......................................             175.9          169.8
       Other.......................................................             182.1          200.6
                                                                               ------         ------
                                                                               $544.9         $537.4
                                                                               ======         ======

NOTE 8 -- LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                    June 30
                                                                               ---------------------
                                                                                1999           1998
                                                                               ------         ------
                                                                                   (In millions)
       Commercial paper with an average interest rate of 5.17%.....            $205.2
       Unsecured notes payable, due February 1, 2005,
         swapped to an effective interest rate of 6.69%............             200.0         $405.0
       2% loan payable, due in installments through 2003...........              23.1           25.0
                                                                               ------         ------
                                                                                428.3          430.0
       Less current maturities.....................................               5.8            5.0
                                                                               ------         ------
                                                                               $422.5         $425.0
                                                                               ======         ======

Commercial paper is classified as long-term debt based upon the Company's positive intent and ability to refinance on a long-term basis.

During fiscal 1998, the Company entered into a 2% loan payable in Japan. Principal repayments of 350 million yen, approximately $2.9 million at current rates, will be made semi-annually through 2003.

                  THE ESTEE LAUDER COMPANIES INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 -- FINANCIAL INSTRUMENTS

Derivative Financial Instrument Risk

The Company selectively uses a combination of derivative financial instruments to maintain the value-at-risk inherent in its foreign currency exposures within acceptable parameters, as determined by senior management. The purpose of this approach is to reduce the Company's exposure to market risk resulting from fluctuations in foreign exchange rates. Derivative financial instruments currently utilized by the Company principally include forward exchange contracts and purchased foreign currency options. Hedges are executed centrally to facilitate the netting of offsetting currency exposures, to improve control over the use of derivative financial instruments and to minimize transaction costs. The Company does not hold or enter into financial instruments for trading or speculative purposes.

The Company has a policy of only entering into contracts with counterparties that have at least an "A" (or equivalent) credit rating. The counterparties to these contracts are major financial institutions and the Company does not have significant exposure to any one counterparty. Management believes that risk of loss is remote and in any event would be immaterial.

Foreign Exchange Risk Management

The Company enters into forward exchange contracts to hedge purchases, receivables and payables denominated in foreign currencies for periods consistent with its identified exposures. Gains and losses related to qualifying hedges of these exposures are deferred and recognized in operating income when the underlying hedged transaction occurs. The Company also enters into purchased foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. Any gains realized on such options that qualify as hedges are deferred and recognized in operating income when the underlying hedged transaction occurs. Foreign currency transactions which do not qualify as hedges are marked to market on a current basis with associated gains and losses reflected in operating income. In addition, any previously deferred gains and losses on hedges which are terminated prior to the transaction date are recognized in current income when the hedge is terminated. The contracts have varying maturities with none exceeding 24 months. Foreign currencies exchanged under these contracts are principally the Euro, Japanese yen, Swiss franc and U.K. pound.

Deferred unrealized gains and losses from derivative financial instruments are presented in the following table:

                                                                            June 30
                                       ----------------------------------------------------------------------------------
                                                        1999                                       1998
                                       ---------------------------------------     --------------------------------------
                                        Notional                                    Notional
 (In millions)                           Amounts       Gains        Losses          Amounts       Gains        Losses
 -----------------------------------------------------------------------------     --------------------------------------
 Forward exchange contracts              $ 191.5      $ 4.4         $ 2.3            $ 237.1       $ 6.0      $ 0.7
 Foreign currency options                   57.2        0.1            -                77.1         3.0         -
-------------------------------------------------------------------------------------------------------------------------

Interest Rate Risk Management

The Company has entered into interest rate swaps to convert floating interest rate debt to fixed rate debt. These swap agreements are contracts to exchange floating rate for fixed rate interest payments periodically over the life of the agreements. Amounts currently due to or from interest swap counterparties are recorded in interest expense in the period in which they accrue. The related amounts payable to, or receivable from, the counterparties are included in other accrued liabilities. At June 30, 1999, the Company had interest rate swap agreements outstanding with a notional principal amount of $200.0 million.

                  THE ESTEE LAUDER COMPANIES INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

       Cumulative redeemable preferred stock: The fair value of the cumulative redeemable preferred stock is estimated utilizing a cash flow analysis at a discount rate equal to rates available for debt with terms similar to the preferred stock.

       Foreign currency options and forward exchange contracts: The fair value of foreign currency options and forward exchange contracts is the estimated amount the Company would receive or pay to terminate the agreements.

The estimated fair values of the Company's financial instruments are as follows:

                                                                                              June 30
                                                                     ----------------------------------------------------------
                                                                               1999                           1998
                                                                     --------------------------    ----------------------------
                                                                       Carrying        Fair          Carrying         Fair
(In millions)                                                           Amount        Value           Amount         Value
-----------------------------------------------------------------------------------------------    ----------------------------
Nonderivatives
Cash and cash equivalents...................................            $347.5        $347.5         $277.5         $277.5
Long-term debt, including current portion...................             428.3         427.3          430.0          437.5
Cumulative redeemable preferred stock.......................             360.0         353.0          360.0          366.0
Derivatives
Foreign currency options....................................               1.5           1.6            1.5            3.0
Forward exchange contracts..................................               -             2.1             -             5.3

                  THE ESTEE LAUDER COMPANIES INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 -- PENSION, DEFERRED COMPENSATION AND POSTRETIREMENT BENEFIT PLANS

The Company maintains pension plans covering substantially all of its full-time employees for its U.S. operations and a majority of its international operations. Most plans provide pension benefits based primarily on years of service and employees' earnings.

Retirement Growth Account Plan (U.S.)

The Retirement Growth Account Plan is a trust-based, noncontributory defined benefit pension plan. The Company's funding policy consists of an annual contribution at a rate that matches pension costs accrued, if any, but is not less than the ERISA minimum, and is not more than the maximum amount deductible for income tax purposes.

Restoration Plan (U.S.)

The Company also has an unfunded, nonqualified domestic benefit Restoration Plan to provide benefits in excess of Internal Revenue Code limitations.

International Pension Plans

The Company maintains International Pension Plans, the most significant of which are defined benefit pension plans. The Company's funding policies for these plans are determined by local tax laws and regulations.

Postretirement Benefits

The Company maintains a contributory postretirement benefit plan, which provides certain medical and dental benefits to eligible employees. Retired employees who are receiving monthly pension benefits are eligible for participation in the plan. Contributions required and benefits received by retirees and eligible family members are dependent on the age of the retiree. It is the Company's practice to fund these benefits as incurred. Certain of the Company's international subsidiaries and affiliates have postretirement plans, although most participants are covered by government-sponsored or administered programs. The cost of the Company-sponsored programs is not significant.

                  THE ESTEE LAUDER COMPANIES INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The significant components of the above mentioned plans as of and for the year ended June 30 are summarized as follows:

                                                                                                                Other than
                                                                     Pension Plans                            Pension Plans
                                                       ----------------------------------------------       -----------------
                                                               U.S.                  International            Postretirement
                                                       ---------------------      --------------------      -----------------
(In millions)                                            1999         1998         1999         1998         1999       1998
                                                       --------     --------      -------      -------      -------    ------

Change in benefit obligation:
Benefit obligation at beginning of year..........        $212.6       $177.0       $ 97.3       $87.2       $ 39.0     $ 37.1
   Service cost..................................           9.4          8.6          7.0         5.6          1.8        1.8
   Interest cost.................................          14.6         13.6          5.5         5.2          2.3        2.7
   Plan participants' contributions..............           -            -            2.2         1.1          0.2        0.2
   Actuarial loss/(gain).........................           9.2         28.6         19.3         9.7         (5.2)      (1.6)
   Foreign currency exchange rate impact.........           -            -            -          (7.1)         -          -
   Benefits paid.................................         (17.0)       (15.2)        (7.7)       (4.0)        (1.2)      (1.2)
   Plan amendments...............................           0.8          -            2.3         -            -          -
   Other.........................................           -            -           (0.6)       (0.4)         -          -
                                                         ------       ------       ------       -----       ------     ------
Benefit obligation at end of year................         229.6        212.6        125.3        97.3         36.9       39.0
                                                         ------       ------       ------       -----       ------     ------

Change in plan assets:
Fair value of plan assets at beginning of year...         128.2        119.2         98.9        90.0          -          -
   Actual return on plan assets..................          10.8         13.8          1.9        12.1          -          -
   Foreign currency exchange rate impact.........           -            -            0.1        (7.1)         -          -
   Employer contributions........................          31.7         10.4          6.9         7.0          1.0        1.0
   Plan participants' contributions..............           -            -            2.2         1.1          0.2        0.2
   Benefits paid from plan assets................         (17.0)       (15.2)        (7.7)       (3.8)        (1.2)      (1.2)
   Other.........................................           -            -           (0.3)       (0.4)         -          -
                                                         ------       ------       ------       -----       ------     ------
Fair value of plan assets at end of year.........         153.7        128.2        102.0        98.9          -          -
                                                         ------       ------       ------       -----       ------     ------

Funded status....................................         (75.9)       (84.4)       (23.3)        1.6        (36.9)     (39.0)
Unrecognized net actuarial loss/(gain)...........          44.7         35.8         16.8        (8.2)        (5.9)      (0.7)
Unrecognized prior service cost..................           4.9          4.4          3.4         1.9         (0.2)      (0.3)
Unrecognized net transition (asset)/obligation...          (5.8)        (7.3)         1.3         1.6          -          -
                                                         ------       ------       ------       -----       ------     ------
Accrued benefit cost.............................        ($32.1)      ($51.5)      ($ 1.8)      ($3.1)      ($43.0)    ($40.0)
                                                         ======       ======       ======       =====       ======     ======

Amounts recognized in the Balance
  Sheets consist of:
   Prepaid benefit cost..........................                                  $ 19.8       $18.1
   Accrued benefit liability.....................        ($39.1)      ($54.9)       (22.3)      (21.3)      ($43.0)    ($40.0)
   Intangible asset..............................           5.1          3.4          0.7         0.1          -          -
   Other.........................................           1.9           -           -           -            -          -
                                                         ------       ------       ------       -----       ------     ------
   Net amount recognized.........................        ($32.1)      ($51.5)      ($ 1.8)      ($3.1)      ($43.0)    ($40.0)
                                                         ======       ======       ======       =====       ======     ======

                  THE ESTEE LAUDER COMPANIES INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                           Other than
                                                         Pension Plans                                   Pension Plans
                                 --------------------------------------------------------------    ---------------------------
                                             U.S.                        International                   Postretirement
                                 -----------------------------    -----------------------------    ---------------------------
                                   1999       1998      1997       1999       1998       1997       1999       1998      1997
                                   ----       ----      ----       ----       ----       ----       ----       ----      ----

Weighted-average assumptions
Pre-retirement discount rate....    7.50%     6.75%     7.75%       3.0-      3.0-        3.5-      7.50%     6.75%     7.75%
                                                                   7.50%     12.0%       12.0%
Post-retirement discount rate...    6.50%     6.75%     7.75%       -          -           -          -         -         -


Expected return on assets.......    9.00%     9.00%     9.00%      3.75-     3.75-        3.5-      N/A       N/A       N/A
                                                                   8.25%     12.0%       12.0%

Rate of compensation increase...    5.50-     4.75-      6.0-       2.0-      2.0-        2.5-      N/A       N/A       N/A
                                   11.50%    10.75%     12.0%       6.5%      9.5%        9.5%
Components of net periodic
 benefit cost (In millions)
Service cost, net...............    $9.4      $8.6      $7.5       $7.0      $5.6        $7.0       $1.8      $1.8      $1.7
Interest cost...................    14.6      13.6      11.9        5.5       5.2         4.8        2.3       2.7       2.6
Expected return on assets.......   (11.6)     (9.8)     (9.5)      (6.1)     (5.3)       (5.3)       -         -          -
Amortization of:
 Transition (asset)/obligation..    (1.4)     (1.4)     (1.4)       0.3       0.2         0.3        -         -          -
 Prior service cost.............     0.3       0.3       0.3        0.1       0.1         0.1        -         -          -
 Actuarial loss.................     1.0       0.1        -         0.5        -           -         -         -          -
                                   -----     -----      ----       ----      ----        ----       ----      ----      ----
Net periodic benefit cost.......   $12.3     $11.4      $8.8       $7.3      $5.8        $6.9       $4.1      $4.5      $4.3
                                   =====     =====      ====       ====      ====        ====       ====      ====      ====


Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates for fiscal 1999 would have the following effects:


                                                                  One-Percentage-Point              One-Percentage-Point
(In millions)                                                           Increase                          Decrease
                                                                --------------------------        --------------------------

Effect on total service and interest cost comparison ......                $0.5                             ($0.5)
                                                                           ----                             ------
Effect on postretirement benefit obligation ...............                $3.8                             ($3.8)
                                                                           ----                             ------

                  THE ESTEE LAUDER COMPANIES INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for certain U.S. and international pension plans with accumulated benefit obligations in excess of the plans' assets at June 30 are as follows:

                                                                                                            Other than
                                                                Pension Plans                             Pension Plans
                                             ----------------------------------------------------    -------------------------
                                                       U.S.                   International               Postretirement
                                             -------------------------    -----------------------     ------------------------
(In millions)                                       1999       1998           1999        1998            1999        1998
                                                    ----       ----           ----        ----            ----        ----

Projected benefit obligation............            $46.2      $212.6         $23.8       $18.3             -           -
Accumulated benefit obligation..........             33.6       162.4          19.4        14.8             -           -
Fair value of plan assets...............              -         128.2           -           -               -           -

The Retirement Growth Account Plan's fair value of plan assets exceeds the accumulated benefit obligation as of June 30, 1999. The unfunded Restoration Plan's accumulated benefit obligation was $33.6 million and $26.9 million as of June 30, 1999 and 1998, respectively.

Incentive Thrift Plan (U.S.)

The Company's Incentive Thrift Plan ("Thrift Plan") is a contributory defined contribution plan covering substantially all regular full-time U.S. employees who have completed one year of service, as defined by the plan document. The Thrift Plan is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974 as amended and subsequent pension legislation. The Company matches a portion of the participant's contributions under a predetermined formula based on the participant's contribution level and years of service. The Company's contributions were approximately $4.8 million for the fiscal year ended June 30, 1999 and $4.6 million and $4.5 million in fiscal 1998 and 1997, respectively.

Deferred Compensation

The Company accrues for deferred compensation and interest thereon and for the increase in the value of share units pursuant to agreements with certain key executives. The amounts accrued under these plans were $77.0 million and $61.9 million as of June 30, 1999 and 1998, respectively. The expense for fiscal 1999, 1998 and 1997 was $15.3 million, $11.6 million and $7.8 million, respectively.

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

NOTE 12 -- $6.50 CUMULATIVE REDEEMABLE PREFERRED STOCK, AT REDEMPTION VALUE

As of June 30, 1999, the Company's authorized capital stock included 23.6 million shares of preferred stock, par value $.01 per share, of which 3.6 million shares are designated as $6.50 Cumulative Redeemable Preferred Stock, all of which are issued and outstanding. The preferred stock was issued in June 1995 in exchange for nonvoting common stock of the Company owned by The Estee Lauder 1994 Trust.

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

                  THE ESTEE LAUDER COMPANIES INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

NOTE 13 -- COMMON STOCK

As of June 30, 1999, the Company's authorized common stock consists of 300 million shares of Class A Common Stock, par value $.01 per share, and 120 million shares of Class B Common Stock, par value $.01 per share. Class B Common Stock is convertible into Class A Common Stock, in whole or in part, at any time and from time to time at the option of the holder, on the basis of one share of Class A Common Stock for each share of Class B Common Stock converted. Holders of the Company's Class A Common Stock are entitled to one vote per share and holders of the Company's Class B Common Stock are entitled to ten votes per share.

Information about the Company's common stock outstanding is as follows:

                                                      Class A         Class B
                                                     ---------       ----------
                                                       (Shares in thousands)
         Balance at June 30, 1996................    120,916.4        113,679.3
         Common stock issued.....................      1,699.6              -
         Share grants............................          7.4              -
         Stock option programs...................        250.0              -
                                                     ---------        ---------
         Balance at June 30, 1997................    122,873.4        113,679.3
         Share grants............................          1.3              -
         Stock option programs...................         61.2              -
                                                     ----------       ---------
         Balance at June 30, 1998................    122,935.9        113,679.3
         Acquisition of treasury stock...........       (504.8)             -
         Share grants............................          1.0              -
         Stock option programs...................      1,049.1              -
                                                     ---------        ---------
         Balance at June 30, 1999................    123,481.2        113,679.3
                                                     =========        =========


On September 18, 1998, the Company's Board of Directors authorized a share repurchase program. The Company has purchased, and may continue to purchase, over an unspecified period of time, a total of up to eight million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.

NOTE 14 -- STOCK PROGRAMS

The Company has established the Fiscal 1999 Share Incentive Plan and the Fiscal 1996 Share Incentive Plan (collectively, the "Plans") and, additionally, has made available stock options and share units that were, or will be, granted pursuant to certain employment agreements. These stock-based compensation programs are described below.

Total compensation expense attributable to the granting of share units and the increase in value of existing share units was $8.9 million, $5.5 million and $3.0 million in fiscal 1999, 1998 and 1997, respectively.

                  THE ESTEE LAUDER COMPANIES INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Share Incentive Plans

The Plans provide for the issuance of 18,450,000 shares to be awarded in the form of stock options, stock appreciation rights and other stock awards to key employees and non-employee directors of the Company. As of June 30, 1999, 10,057,000 shares of Class A Common Stock were reserved and are available to be granted pursuant to the Plans. The exercise period for all stock options generally may not exceed ten years from the date of grant. Pursuant to the Plans, stock option awards in respect of 2,303,000 and 1,375,000 shares were granted in fiscal 1999 and 1998, respectively, and share units in respect of 40,000 shares were granted in fiscal 1999. Generally, these awards become exercisable at various times through January 2003.

In addition to awards made by the Company, certain outstanding stock options were assumed as part of the October 1997 acquisition of Sassaby, as discussed in
Note 4. These options were converted into options to acquire an aggregate of approximately 221,200 shares of the Company's Class A Common Stock carrying an exercise price corresponding to the value that existed in the Sassaby options. Approximately 126,600 shares of common stock have been issued upon exercise of these options, an additional 23,700 were exercisable as of June 30, 1999, and the remainder become exercisable periodically through June 2001 and will expire through May 2007.

Executive Employment Agreements

The Executive Employment Agreements provide for the issuance of 11,400,000 shares to be awarded in the form of stock options and other stock awards to certain key executives. The Company has reserved 2,308,000 shares of its Class A Common Stock pursuant to such agreements as of June 30, 1999. In accordance with such employment agreements, stock option awards in respect of 1,650,000, 1,975,000 and 1,975,000 shares were granted in fiscal 1999, 1998 and 1997, and approximately 48,000, 61,000 and 77,000 share units were granted in fiscal 1999, 1998 and 1997, respectively. The stock options may be exercised in installments at various times through July 2008, while the share units will be paid out in shares of Class A Common Stock at a time to be determined by the Company, but no later than 90 days subsequent to the termination of employment of the executive.

A summary of the Company's stock option programs as of June 30, 1999, 1998 and 1997 and changes during the years then ended, is presented below:

                                                    1999                           1998                         1997
                                         ----------------------------    -------------------------    --------------------------
                                                          Weighted-                    Weighted-                     Weighted-
                                                           Average                      Average                       Average
                                                          Exercise                      Exercise                      Exercise
(Shares in thousands)                        Shares         Price           Shares       Price            Shares       Price
---------------------------------------------------------------------    -------------------------    --------------------------

Outstanding at beginning of year.......      12,977.0       $18.20          9,467.0       $15.99         6,263.0        $13.00
   Granted at fair value...............       3,953.0        35.34          3,350.0        25.17         3,529.0         21.49
   Assumed ............................           -           -               221.2         2.91             -            -
   Exercised...........................      (1,049.1)       13.94            (61.2)        3.51          (250.0)        19.65
   Cancelled or Expired................        (441.8)       20.83              -           -              (75.0)        13.00
                                             --------                      --------                      -------
Outstanding at end of year.............      15,439.1        22.80         12,977.0        18.20         9,467.0         15.99
                                             ========                      ========                      =======
Options exercisable at year-end........       1,191.8        13.24             61.8         3.84             -            -
                                             ========                      ========                      =======
Weighted-average fair value of
   options granted during the year.....      $  12.21                      $   8.81                      $  7.31
                                             ========                      ========                      =======
Weighted-average fair value of
   options assumed during the year.....      $   -                         $  18.94                      $   -
                                             ========                      ========                      =======

                  THE ESTEE LAUDER COMPANIES INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Had compensation cost for these programs been determined based upon the fair value at the grant dates consistent with SFAS No. 123, the Company's pro forma net earnings and net earnings per common share would have been as follows:

                                                                                 Year Ended June 30
                                                                        --------------------------------------
                                                                          1999          1998            1997
                                                                        --------       -------        --------
                                                                        (In millions, except per share data)

Net earnings.....................................      As reported        $272.9        $236.8        $197.6
                                                         Pro forma         246.2         219.1         182.3

Net earnings per common share - Basic............      As reported        $ 1.05        $  .90        $  .74
                                                         Pro forma           .94           .83           .68

Net earnings per common share - Diluted..........      As reported        $ 1.03        $  .89        $  .73
                                                         Pro forma           .92           .81           .67

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                              Year Ended June 30
                                                  -------------------------------------------
                                                    1999               1998             1997
                                                  --------           -------          -------
Expected volatility.......................            27%              26%              23%
Average expected option life..............         7 years           7 years          7 years
Average risk-free interest rate...........           5.3%             6.3%             6.6%
Dividend yield............................           .75%             1.0%             1.0%

Summarized information about the Company's stock options outstanding and exercisable at June 30, 1999 is as follows:

                                                          Outstanding                               Exercisable
                                          --------------------------------------------     -------------------------------
Exercise                                                   Average        Average                            Average
Price Range                               Options (a)     Life (b)       Price (c)         Options (a)      Price (c)
--------------------------------------------------------------------------------------     -------------------------------

$2.065  to $3.10..................               94.6         7.9          $  2.99               23.7            $ 2.98
$13.00  to $20.813................            5,116.5         6.4            13.05            1,110.5             13.00
$21.313 to $29.813................            6,499.0         7.5            23.38               57.6             22.09
$31.875 to $47.625................            3,729.0         9.2            35.66                -                 -
                                             --------                                         -------
$2.065  to $47.625................           15,439.1                       $22.80            1,191.8            $13.24
                                             ========                                         =======

----------------

(a)  Shares in thousands.
(b)  Weighted average contractual life remaining in years.
(c)  Weighted average exercise price.

                  THE ESTEE LAUDER COMPANIES INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Subsequent to June 30, 1999, the Company granted options under the terms of the Plans and executive employment agreements described above to purchase an additional 4,045,000 shares and 1,650,000 shares, respectively, of the Company's Class A Common Stock with an exercise price equal to fair market value on the date of grant. In addition, the Company granted approximately 33,000 share units to a key executive pursuant to an executive employment agreement.

NOTE 15 -- COMMITMENTS AND CONTINGENCIES

Total rental expense included in the accompanying consolidated statements of earnings was $86.4 million in fiscal 1999, $79.6 million in fiscal 1998 and $77.3 million in fiscal 1997. At June 30, 1999, the future minimum rental commitments under long-term operating leases are as follows:


                  Year Ending June 30                             (In millions)
                  -------------------

                  2000........................................        $59.5
                  2001........................................         50.3
                  2002........................................         43.9
                  2003........................................         37.7
                  2004........................................         34.3
                  Thereafter..................................         99.4
                                                                     ------
                                                                     $325.1
                                                                     ======

The Company is involved in various routine legal proceedings incident to the ordinary course of its business. In management's opinion the outcome of pending legal proceedings, separately or in the aggregate, will not have a material adverse effect on the Company's results of operations or financial condition.

NOTE 16 -- NET UNREALIZED INVESTMENT GAINS

Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," available-for-sale securities are recorded at market value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a component of stockholders' equity until realized. The Company's noncurrent investments subject to the provisions of SFAS No. 115 are treated as available-for-sale and, accordingly, the applicable investments have been adjusted to market value with a corresponding adjustment to net unrealized investment gains in accumulated other comprehensive income. Unrealized investment gains (net of deferred taxes) included in other comprehensive income amounted to $6.1 million and $5.8 million at June 30, 1999 and 1998, respectively.

NOTE 17 -- STATEMENT OF CASH FLOWS

Supplemental disclosure of significant non-cash transactions

As discussed in Notes 4 and 14, consideration for the October 1997 acquisition of Sassaby included $4.3 million representing the value of stock options assumed. Such amount was calculated as the aggregate difference between the exercise prices of the options and the fair market value of the Sassaby stock on the date of acquisition.

As a result of stock option exercises, the Company recorded a tax benefit of $11.8 million for the year ended June 30, 1999.

                  THE ESTEE LAUDER COMPANIES INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18 - SEGMENT DATA AND RELATED INFORMATION

Reportable operating segments, as defined by SFAS No. 131, include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the "Chief Executive") in deciding how to allocate resources and in assessing performance. As a result of the similarities in the manufacturing, marketing and distribution processes for all of the Company's products, much of the information provided in the consolidated financial statements is similar to, or the same as, that reviewed on a regular basis by the Chief Executive.

While the Company's results of operations are also reviewed on a consolidated basis, the Chief Executive reviews data segmented on a basis that facilitates comparison to industry statistics. Accordingly, net sales, depreciation and amortization, and operating income are available with respect to the manufacture and distribution of skin care, makeup, fragrance, hair care and other products. These product categories meet the FASB's definition of operating segments and therefore, additional financial data are provided below. The "Other" segment includes the sales and related results of ancillary products and services that do not fit the definition of skin care, makeup, fragrance and hair care.

The Company evaluates segment performance based upon operating income, which represents earnings before income taxes, minority interest and net interest income or expense. The accounting policies for each of the reportable segments are the same as those described in the summary of significant accounting policies, except for depreciation and amortization charges, which are allocated primarily, based upon net sales. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements, thus no additional information is produced for the Chief Executive or included herein.

                  THE ESTEE LAUDER COMPANIES INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           Year Ended June 30
                                                               ----------------------------------------
                                                                 1999            1998            1997
                                                               --------       ---------        --------
                                                                              (In millions)
SEGMENT DATA
Net Sales:
  Skin Care ................................................   $1,398.8        $1,248.3        $1,291.0
  Makeup ...................................................    1,412.8         1,317.7         1,251.7
  Fragrance ................................................    1,048.6           987.6           817.7
  Hair Care ................................................       82.4            52.4            16.5
  Other ....................................................       18.9            12.0             4.7
                                                               --------        --------        --------
                                                               $3,961.5        $3,618.0        $3,381.6
                                                               ========        ========        ========
Depreciation and amortization:
  Skin Care ................................................   $   29.9        $   23.7        $   21.9
  Makeup ...................................................       39.2            32.4            22.1
  Fragrance ................................................       23.9            19.6            14.1
  Hair Care ................................................        5.6             3.4             0.2
  Other ....................................................        1.0             0.7               -
                                                               --------        --------        --------
                                                               $   99.6        $   79.8        $   58.3
                                                               ========        ========        ========
Operating Income:
  Skin Care ................................................   $  205.9        $  174.3        $  175.9
  Makeup ...................................................      158.2           151.8           143.8
  Fragrance ................................................       79.7            75.5            37.8
  Hair Care ................................................       11.4             8.0             1.6
  Other ....................................................        1.7            (0.5)              -
                                                               --------        --------        --------
                                                                  456.9           409.1           359.1
  Reconciliation:
     Interest (expense) income, net ........................      (16.7)           (6.3)            3.8
                                                               --------        --------        --------
  Earnings before Income Taxes and Minority Interest .......   $  440.2        $  402.8        $  362.9
                                                               ========        ========        ========

GEOGRAPHIC DATA
Net Sales:
  The Americas .............................................   $2,397.9        $2,204.7        $1,939.4
  Europe, the Middle East & Africa .........................    1,082.4           960.8           909.3
  Asia/Pacific .............................................      481.2           452.5           532.9
                                                               --------        --------        --------
                                                               $3,961.5        $3,618.0        $3,381.6
                                                               ========        ========        ========
Operating Income:
  The Americas .............................................   $  265.0        $  248.0        $  189.9
  Europe, the Middle East & Africa .........................      145.5           131.3           122.7
  Asia/Pacific .............................................       46.4            29.8            46.5
                                                               --------        --------        --------
                                                               $  456.9        $  409.1        $  359.1
                                                               ========        ========        ========
Total Assets:
  The Americas .............................................   $1,954.1        $1,803.9        $1,170.3
  Europe, the Middle East & Africa .........................      587.9           541.2           493.7
  Asia/Pacific .............................................      204.7           167.7           209.1
                                                               --------        --------        --------
                                                               $2,746.7        $2,512.8        $1,873.1
                                                               ========        ========        ========
Long-Lived Assets:
  The Americas .............................................   $  304.4        $  256.2        $  191.2
  Europe, the Middle East & Africa .........................       69.5            71.0            64.4
  Asia/Pacific .............................................        9.7             8.6             9.4
                                                               --------        --------        --------
                                                               $  383.6        $  335.8        $  265.0
                                                               ========        ========        ========

                  THE ESTEE LAUDER COMPANIES INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 19 -- UNAUDITED QUARTERLY FINANCIAL DATA

The following summarizes the unaudited quarterly operating results of the Company for the years ended June 30, 1999 and 1998:

                                                                Quarter Ended
                                         ---------------------------------------------------------------
                                         September 30      December 31        March 31          June 30       Total Year
                                         ------------      -----------        --------          -------       ----------
                                                       (In millions, except per share data)
Fiscal 1999
Net sales......................            $997.0           $1,091.0            $964.8          $908.7          $3,961.5
Gross profit...................             767.4              841.2             748.7           704.3           3,061.6
Operating income...............             121.6              161.8              90.3            83.2             456.9
Net earnings...................              71.6               97.3              53.6            50.4             272.9
Basic EPS......................               .28                .39               .20             .19              1.05
Diluted EPS....................               .27                .38               .20             .18              1.03

Fiscal 1998
Net sales......................            $900.6           $1,000.9            $871.5          $845.0          $3,618.0
Gross profit...................             696.2              771.6             676.4           654.3           2,798.5
Operating income...............             106.0              144.9              80.8            77.4             409.1
Net earnings...................              61.8               85.3              45.7            44.0             236.8
Basic EPS......................               .24                .34               .17             .16               .90
Diluted EPS....................               .23                .33               .17             .16               .89

       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To The Estee Lauder Companies Inc.:

We have audited, in accordance with generally accepted auditing standards, the financial statements of The Estee Lauder Companies Inc. and subsidiaries included in this Annual Report on Form 10-K and have issued our report thereon dated August 10, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. This schedule (Schedule II - Valuation and Qualifying Accounts) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



New York, New York                               Arthur Andersen LLP
August 10, 1999

                  THE ESTEE LAUDER COMPANIES INC.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  Three Years Ended June 30, 1999
                           (In millions)


-------------------------------------------------------------------------------------------------------------------------------
                  COL. A                        COL. B                   COL. C                   COL. D           COL. E
-------------------------------------------------------------------------------------------------------------------------------

                                                                      Additions
                                                             ----------------------------
                                                                                    (2)
                                                                   (1)          Charged to
                                                Balance        Charged to          Other                           Balance
                                             at Beginning       Costs and       Accounts -     Deductions --      at End of
              Description                      of Period        Expenses         Describe         Describe         Period
-------------------------------------------------------------------------------------------------------------------------------

Reserves deducted in the balance sheet
from the assets to which they apply:

Allowance for doubtful accounts:

   Year ended June 30, 1999..........           $ 43.6           $ 27.8             ---           $ 35.4 (a)       $ 36.0
                                                ======           ======                           ======           ======

   Year ended June 30, 1998..........           $ 36.4           $ 25.4             ---           $ 18.2 (a)       $ 43.6
                                                ======           ======                           ======           ======

   Year ended June 30, 1997..........           $ 32.8           $ 23.6             ---           $ 20.0 (a)       $ 36.4
                                                ======           ======                           ======           ======



----------
(a) Includes amounts written-off, net of recoveries.

                  THE ESTEE LAUDER COMPANIES INC.

                         INDEX TO EXHIBITS


 Exhibit
  Number                                                    Description
  ------                                                    -----------
   3.1 Form of Restated Certificate of Incorporation (filed as Exhibit 3.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (No. 33-97180) on November 13, 1995 (the "S-1")).*

   3.2       Form of Amended and Restated By-laws.

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

  10.2b      Second Amendment to Registration Rights Agreement (filed as Exhibit
             10.1 to the FY 1997 Q3 10-Q).*

  10.3       Fiscal 1996 Share Incentive Plan (filed as Exhibit 10.3 to the
             S-1).* +

  10.4 Fiscal 1999 Share Incentive Plan (filed as Exhibit 4(c) to the Company's Registration Statement on Form S-8 (No. 333-66851) on November 5, 1998). * +

  10.5       The Estee Lauder Inc. Retirement Growth Account Plan. +

  10.6       The Estee Lauder Inc. Retirement Benefits Restoration Plan. +

  10.7 Executive Annual Incentive Plan (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998).* +

  10.8 Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.7 to the S-1).* +

  10.9 Employment Agreement with Ronald S. Lauder (filed as Exhibit 10.8 to the S-1).* +

  10.10 Employment Agreement with Fred H. Langhammer (filed as Exhibit 10.9 to the S-1).* +

  10.11 Employment Agreement with Daniel J. Brestle (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).* +

  10.12 Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to Amendment No. 2 to the Company's Registration Statement on Form S-3 (No. 333-77977) on May 19, 1999).* +

  10.13      Employment Agreement with Patrick Bousquet-Chavanne. +

  10.14 Form of Deferred Compensation Agreement with Outside Directors (filed as Exhibit 10.1 to the FY 1997 Q2 10-Q).* +

  21.1       List of significant subsidiaries of the Company.
  23.1       Consent of Arthur Andersen LLP.
  24.1       Power of Attorney.
  27.1       Financial Data Schedule.



----------
*    Incorporated herein by reference.
+    Exhibit is a management contract or compensatory plan or arrangement.