Form 10-Q
period 1999-09-30
ESTEE LAUDER COMPANIES INC
filed 1999-10-26
CIK 1001250

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549-1004
                             ----------------------

                                    FORM 10-Q


(Mark One)
   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1999

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


At October 22, 1999, 123,282,804 shares of the registrant's Class A Common Stock, $.01 par value, and 113,679,334 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding.

                         THE ESTEE LAUDER COMPANIES INC.


                                      INDEX

                                                                                                           Page
Part I. Financial Information

         Consolidated Statements of Earnings --
              Three Months Ended September 30, 1999 and 1998...........................................      2

         Management's Discussion and Analysis of
              Financial Condition and Results of Operations............................................      3

         Consolidated Balance Sheets --
              September 30, 1999 and June 30, 1999.....................................................     11

         Consolidated Statements of Cash Flows --
              Three Months Ended September 30, 1999 and 1998...........................................     12

         Notes to Consolidated Financial Statements....................................................     13

Part II. Other Information.............................................................................     17


                         THE ESTEE LAUDER COMPANIES INC.

                          PART I. FINANCIAL INFORMATION

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                                                                            Three Months Ended
                                                                                               September 30
                                                                                           1999             1998
                                                                                           ----             ----

                                                                                    (In millions, except per share data)

Net Sales.......................................................................        $ 1,093.7          $997.0
Cost of sales...................................................................            251.8           229.6
                                                                                        ---------          ------

Gross Profit....................................................................            841.9           767.4
                                                                                        ---------          ------

Operating expenses:
   Selling, general and administrative..........................................            697.4           638.2
   Related party royalties......................................................              8.0             7.6
                                                                                        ---------          ------
                                                                                            705.4           645.8
                                                                                        ---------          ------
Operating Income................................................................            136.5           121.6

Interest expense, net...........................................................              5.4             6.1
                                                                                        ---------          ------

Earnings before Income Taxes....................................................            131.1           115.5

Provision for income taxes......................................................             48.5            43.9
                                                                                        ---------          ------

Net Earnings....................................................................             82.6            71.6

Preferred stock dividends.......................................................              5.9             5.9
                                                                                        ---------          ------

Net Earnings Attributable to Common Stock.......................................        $    76.7          $ 65.7
                                                                                        =========          ======

Net earnings per common share:
  Basic.........................................................................        $     .32          $  .28
  Diluted.......................................................................              .32             .27

Weighted average common shares outstanding:
  Basic.........................................................................            237.5           237.0
  Diluted.......................................................................            242.6           240.2

Cash dividends declared per common share........................................        $     .05          $.0425



                See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

We manufacture skin care, makeup, fragrance and hair care products which are distributed in over 110 countries and territories. The following is a comparative summary of operating results for the three months ended September 30, 1999 and 1998. Sales of products and services that do not meet our definition of skin care, makeup, fragrance and hair care have been included in the "other" category. Prior-year information has been restated to reflect the results of operations related to those products and services.

                                                                                        Three Months Ended
                                                                                           September 30
                                                                                       1999             1998
                                                                                       ----             ----
                                                                                           (In millions)

NET SALES
   By Region:
      The Americas.........................................................          $   715.8         $ 656.3
      Europe, the Middle East & Africa.....................................              257.1           244.9
      Asia/Pacific.........................................................              120.8            95.8
                                                                                     ---------         -------
                                                                                     $ 1,093.7         $ 997.0
                                                                                     =========         =======
   By Product Category:
      Skin Care............................................................          $   353.4         $ 303.1
      Makeup...............................................................              403.9           370.2
      Fragrance............................................................              307.1           295.5
      Hair Care............................................................               23.1            22.1
      Other................................................................                6.2             6.1
                                                                                     ---------         -------
                                                                                     $ 1,093.7         $ 997.0
                                                                                     =========         =======

OPERATING INCOME
   By Region:
      The Americas.........................................................          $   100.4         $  92.9
      Europe, the Middle East & Africa.....................................               27.2            25.2
      Asia/Pacific.........................................................                8.9             3.5
                                                                                     ---------         -------
                                                                                     $   136.5         $ 121.6
                                                                                     =========         =======
   By Product Category:
      Skin Care............................................................          $    54.1         $  45.0
      Makeup...............................................................               48.5            44.2
      Fragrance............................................................               31.3            29.5
      Hair Care............................................................                2.5             3.1
      Other................................................................                0.1            (0.2)
                                                                                     ---------         -------
                                                                                     $   136.5         $ 121.6
                                                                                     =========         =======

                                      -3-

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table sets forth certain consolidated earnings data as a percentage of net sales:



                                                                                          Three Months Ended
                                                                                             September 30
                                                                                         1999            1998
                                                                                         ----            ----
Net sales..................................................................              100.0%          100.0%
Cost of sales..............................................................               23.0            23.0
                                                                                        ------           -----
Gross profit...............................................................               77.0            77.0
                                                                                        ------           -----
Operating expenses before depreciation and amortization:
   Selling, general and administrative.....................................               60.7            61.0
   Related party royalties.................................................                0.7             0.8
                                                                                        ------           -----
                                                                                          61.4            61.8
                                                                                        ------           -----
Earnings before interest, taxes, depreciation and
  amortization ("EBITDA")..................................................               15.6            15.2
Depreciation and amortization..............................................                3.1             3.0
                                                                                        ------           -----
Operating income...........................................................               12.5            12.2
Interest expense, net......................................................                0.5             0.6
                                                                                        ------           -----
Earnings before income taxes...............................................               12.0            11.6
Provision for income taxes.................................................                4.4             4.4
                                                                                        ------           -----
Net earnings...............................................................                7.6%            7.2%
                                                                                        ======           =====


First Quarter Fiscal 2000 as compared with First Quarter Fiscal 1999

NET SALES

Net sales increased 10% or $96.7 million to $1,093.7 primarily due to increases in all product categories, a strong domestic economy and continued recovery in the Asia/Pacific region. Excluding the impact of foreign currency translation, net sales increased 9% reflecting a weaker dollar against the Japanese yen partially offset by weakness in certain European currencies.

Product Categories

Skin Care
Net sales of skin care products increased 17% or $50.3 million to $353.4 million, reflecting our ability to reach a diverse group of consumers in a wide variety of regions. We continue to offer new, technologically-advanced products in addition to the core products upon which we have built our reputation. This quarter's results reflect the inclusion of sales of Stop Signs and Resilience Lift, which appeal to our mature consumers, and our new Clinique Acne Solutions line which brings a younger consumer to the counter. We also saw improvements in existing products, such as Clinique All About Eyes, as well as certain core product offerings, such as the Clinique 3-Step Skin Care System. Due to the relatively high concentration of skin care products sold in the Far East, the recent recovery of the Asia/Pacific marketplace has had a favorable effect on sales in this segment.

Makeup
The combination of new product offerings from our core brands and strong growth of our newer brands contributed to a net sales increase of 9% or $33.7 million to $403.9 million. The first quarter launch of City Stick and Longstemmed Lashes, as well as recently introduced products such as Superfit Makeup and Liquid Lipstick by Clinique, provided increased sales despite difficult comparisons to last year's first quarter which included the launch of Quickliner for Eyes and strong sales of Smudgesicles. The August 1999 acquisition of the business of Stila Cosmetics, Inc. ("Stila") and the launch of the Tommy Hilfiger line of color cosmetics have also contributed to increased sales in the makeup category.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Fragrance
The launch of Clinique Happy for Men and the introduction of Freedom for her and Freedom for him have contributed to a 4% increase in fragrance sales to $307.1 million from $295.5 million. Higher sales were also fueled by the ongoing success of Clinique Happy and Donna Karan Cashmere Mist . This quarter marks the anniversary of our Dazzling Gold and Dazzling Silver launches which contributes to difficult comparisons. Sales of tommy girl and Hilfiger Athletics are lower in fiscal 2000 as they were rolled out internationally in the first quarter of fiscal 1999.

Hair Care
Net sales of hair care products increased 5% or $1.0 million to $23.1 million partially due to new products such as Rosemary Mint Shampoo. In the latter part of fiscal 1999 and into the first quarter of fiscal 2000, we saw comparative hair care sales that were lower due to the higher degree of selectivity in choosing salons that carry Aveda products. We believe this upgrading of the distribution channel is being well received. Currently, we see an upward trend where concept salons have recaptured the consumer base and new points of sale are expected to help drive hair care sales higher going forward.

The introduction of new products may cannibalize sales of existing products somewhat. We take this into account in our business planning. Quarterly net sales are subject to seasonal fluctuations, particularly in the fragrance category.

Geographic Regions

Net sales in the Americas increased 9% or $59.5 million to $715.8 million as compared with the same prior-year period. Sales increases were related to the strength of new and existing skin care products, the launch of several new
fragrances  and  increased  makeup   contributions  by  M.A.C,  Bobbi  Brown
essentials, jane and newly-acquired Stila. In Europe, the Middle East & Africa, net sales increased 5% or $12.2 million to $257.1 million. The increase was primarily the result of higher net sales in Spain, South Africa, Belgium, France and the distributor and travel retail businesses, partially offset by lower sales in the United Kingdom and Germany. Excluding the impact of foreign currency translation, net sales increased 9%, reflecting a stronger dollar. Net sales in Asia/Pacific increased 26% or $25.0 million to $120.8 million due to improvements in virtually all markets, as the local economies recover, and the favorable foreign currency translation impact of the weaker U.S. dollar, particularly against the Japanese yen. Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 8%.

We strategically stagger new product launches by geographic markets, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales for the three months ended September 30, 1999 and 1998 was 23.0% of net sales. Although the cost of goods sold has not changed as a percent of net sales, the components reflect lower costs resulting from continued production efficiencies offset by growth of our newer brands, some of which have a higher product cost structure than our core brands.

OPERATING EXPENSES

Operating expenses as a percent of net sales for the three months ended September 30, 1999 were 64.5% of net sales compared with 64.8% of net sales in the same prior-year period. Our newer brands spend proportionally less on advertising and promotion than our core brands. Accordingly, as their sales grow, advertising and promotional expenditures as a percent of net sales may decline. The change in operating expenses as a percent of net sales reflects this as well as advertising and promotional expense efficiencies achieved. The timing and type of new product introductions also affects our level of selling, advertising and promotional spending.

OPERATING INCOME

Operating income increased 12% or $14.9 million to $136.5 million and operating margins increased to 12.5% from 12.2% in the comparable period. These increases reflect sales growth, sustained gross profits and continued operating expense efficiencies.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Product Categories
Operating income in the skin care category increased 20% or $9.1 million to $54.1 million due to strong sales of core products which have been fueled by recent introductions such as Stop Signs and Resilience Lift. Additionally, as a result of a relatively higher concentration of skin care sales in the Asian marketplace, operating income is higher as economic conditions there improve. In the makeup segment, operating income increased 10% or $4.3 million to $48.5 million. This increase is due to increased distribution of newer brands as well as traffic generated from new product introductions in the makeup, skin care and fragrance segments. Operating income in the fragrance category grew 6% or $1.8 million to $31.3 million as a result of increased sales, as described above, coupled with a consistent amount of advertising and promotional spending. Advertising and promotional costs tend to shift from products launched in previous periods to recently introduced products. As a result of our investment in Aveda's distribution channel, including the addition of new retail locations and additional spending to support those locations, we generated operating income of $2.5 million in hair care as compared to $3.1 million in this quarter last year. We expect growth in hair care operating income as a result of these and other strategies.

Geographic Regions
Operating income in the Americas increased 8% or $7.5 million to $100.4 million primarily due to higher net sales and operating expense improvements. In Europe, the Middle East & Africa, operating income increased 8% or $2.0 million to $27.2 million as compared to the same prior-year period. Improved operating results in Germany, Spain, South Africa and the distributor and travel retail businesses were partially offset by lower profitability in the United Kingdom. In Asia/Pacific, operating income increased in virtually all markets. Growth of 154% or $5.4 million to $8.9 million was led by Japan, Australia and Korea.

Quarterly operating results are subject to seasonal net sales fluctuations in addition to the level, scope and timing of expenditures related to product promotions and/or introductions.

EBITDA

Earnings before interest, taxes, depreciation and amortization ("EBITDA") is an additional measure of operating performance used by management. While the components of EBITDA may vary from company to company, we exclude all depreciation charges related to property, plant and equipment and all amortization charges including amortization of goodwill, purchased royalty rights, leasehold improvements and other intangible assets. We consider EBITDA useful in analyzing our results; however, it is not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with generally accepted accounting principles.

EBITDA increased 13% to $170.5 million or 15.6% of net sales for the three months ended September 30, 1999 as compared to $151.3 million or 15.2% of net sales in the same prior-year period.

INTEREST EXPENSE, NET

Net interest expense was $5.4 million for the three months ended September 30, 1999, as compared with $6.1 million in the prior year, primarily due to lower interest rates on commercial paper outstanding as compared to the rates on term loan debt outstanding in the prior-year quarter.

PROVISION FOR INCOME TAXES

The provision for income taxes represents federal, foreign, state and local income taxes. The effective rate for income taxes for the three months ended September 30, 1999 was 37.0% compared with 38.0% for the three months ended September 30, 1998. These rates reflect the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. The decrease in the effective income tax rate was principally attributable to tax planning initiatives.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds are cash flow from operations, issuance of commercial paper, long-term borrowings and borrowings under uncommitted and committed credit lines provided by banks in the United States and abroad. We believe that these sources of funds will be adequate to support currently planned business operations, acquisitions and capital expenditures on both a near-term and long-term basis. At September 30, 1999, the Company had cash and cash equivalents of $250.2 million as compared to $347.5 million at June 30, 1999.

Commercial paper borrowings increased $105.0 million in the first quarter to $310.0 million. These incremental borrowings were used in the acquisition of businesses and for operating activities and are not expected to be refinanced on a long-term basis. Therefore, as of September 30, 1999, $105.0 million of commercial paper outstanding is classified as short-term debt and $205.0 million is classified as long-term debt. The classification of commercial paper as long-term debt in our balance sheet is based upon our intent and ability to refinance maturing commercial paper on a long-term basis. That ability is supported by committed credit facilities in the amount of $750.0 million, all of which were unused. We also have uncommitted credit facilities in the amount of $160.7 million, of which none were used. Total debt as a percentage of total capitalization (including short-term debt) was 28% at September 30, 1999 and 25% at June 30, 1999.

On August 26, 1999, we filed a "shelf registration" statement with the SEC covering the potential issuance of up to $400.0 million in debt securities.

Net cash used for operating activities was $48.9 million in the three months ended September 30, 1999 as compared to $58.9 million in the same prior-year period. This favorable change in net cash used for operating activities primarily reflects increased profitability. These outflows reflect seasonal working capital levels and generally will reverse in the next three-month period.

Net cash used for investing activities of $132.5 million during the three months ended September 30, 1999 reflects capital expenditures, the Stila acquisition and the ongoing acquisition of certain Aveda distributors in the United States and the United Kingdom as well as Aveda retail outlets.

Net cash provided by financing activities of $78.0 million principally reflects borrowings related to the issuance of commercial paper and payments to acquire treasury stock. The proceeds from such commercial paper issuances were used for business acquisitions and operations.

In October 1999, we acquired Jo Malone Limited, a London-based marketer of prestige skin care and fragrance products, for cash.

Derivative Financial Instruments

We conduct business in many foreign currencies. As a result, we are subject to foreign currency exchange rate risk due to the effects that foreign exchange rate movements of these currencies have on our costs and cash flows which we receive from our foreign subsidiaries. We address our risks through a controlled program of risk management, the principal objective of which is to minimize the risks and/or costs associated with financial and global operating activities. We use derivative financial instruments for the purpose of managing our exposure to adverse fluctuations in foreign currency exchange rates and interest rates. The Company does not utilize derivative financial instruments for trading or other speculative purposes.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Foreign Exchange Risk Management

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

As a matter of policy, we only enter into contracts with counterparties that have at least an "A" (or equivalent) credit rating. The counterparties to these contracts are major financial institutions. We do not have significant exposure to any one counterparty. Our exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss is remote and in any event would not be material. Costs associated with entering into such contracts have not been material to our financial results. At September 30, 1999, we had contracts to exchange foreign currencies in the form of purchased currency options and forward exchange contracts in the amount of $38.3 million and $239.1 million, respectively. Foreign currencies exchanged under these contracts are principally the Euro, Japanese yen, Swiss franc and U.K. pound.

Interest Rate Risk Management

We have entered into interest rate swaps to exchange floating rate for fixed rate interest payments periodically over the life of the agreements. Amounts currently due to or from interest rate swap counterparties are recorded in interest expense in the period in which they accrue. As of September 30, 1999 we had interest rate swap agreements outstanding with a notional principal amount of $200.0 million.

There have been no significant changes in market risk since June 30, 1999 that would have a material effect on our calculated value-at-risk exposure, as disclosed in the annual report on Form 10-K for the year ended June 30, 1999.

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

We identified potential deficiencies related to Year 2000 in our information systems and have finalized our upgrades and other remediations. Testing has been completed. We had an independent third party validate our information systems remediation processes and the validation has been completed. We identified other equipment with date sensitive operating controls and have completed the assessment, remediation and testing of critical embedded chips. We had another independent third party validate our embedded chip procedures and the validation has been completed. To mitigate the risk of Year 2000 non-compliance by third parties, we have identified, contacted and met with critical inventory suppliers, our larger customers, and critical non-inventory suppliers and have finalized the assessment of their Year 2000 readiness and have developed our contingency plans accordingly.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


We believe it is difficult to specifically identify the cause of the most reasonable worst case Year 2000 scenario. As with all manufacturers and distributors of products such as ours and based upon our work to date, a reasonable worst case scenario would be the result of the failure of third parties to be Year 2000 compliant. Such failures may include, without limitation, failures by governmental entities and entities with which we have no direct involvement that continue for more than several days in various geographic areas where our products are sold at retail, or areas from which our raw materials are sourced. Accordingly, we have finalized contingency plans to limit, to the extent reasonably possible, lost revenues and other adverse effects arising from third party failures. In addition, each of our principal business units has identified its critical processes and has developed contingency plans accordingly. All of our plans are necessarily limited to matters which we can reasonably control and include the acceleration of certain shipments, which impacted our production and procurement schedules. In order to support ongoing global operations on or about January 1, 2000, we have established a Y2K Communications Center which will expedite the implementation of certain contingency plans, if necessary. We are implementing our overall contingency plans and estimate an immaterial shift of net sales and related expenses from the third fiscal quarter to the second fiscal quarter.

Notwithstanding the impact on any given quarter, incremental out-of-pocket costs incurred through September 30, 1999 have not been significant and, based upon current estimates, the costs of our Year 2000 program are not expected to be material. Such costs do not include internal employee costs and costs related to the deferral of other information technology projects. While we do not have a system to track internal employee costs specifically related to the Year 2000, those costs are not expected to be material to our consolidated results of operations or financial condition.

Our Year 2000 efforts are ongoing and our overall program, as well as the implementation of contingency plans, will continue to evolve as new information becomes available. While we anticipate continuity of our business activities, that continuity will be dependent upon our ability, and the ability of third parties on whom we rely directly or indirectly to be Year 2000 compliant.

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

           (xii) our ability and the ability of third parties, including customers, suppliers and governmental entities, to adequately address Year 2000 issues; and

           (xiii) our ability to integrate acquired businesses and realize value therefrom.

We assume no responsibility to update forward-looking statements made herein or otherwise.

                         THE ESTEE LAUDER COMPANIES INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                             September 30          June 30
                                                                                                 1999               1999
                                                                                                 ----               ----
                                                                                              (Unaudited)
                                                                                                       (In millions)
                                    ASSETS


Current Assets
Cash and cash equivalents...............................................................       $  250.2            $  347.5
Accounts receivable, net................................................................          699.0               533.7
Inventory and promotional merchandise, net..............................................          510.4               513.0
Prepaid expenses and other current assets...............................................          189.0               176.0
                                                                                               --------            --------
     Total current assets...............................................................        1,648.6             1,570.2
                                                                                               ---------           --------

Property, Plant and Equipment, net......................................................          399.4               383.6
                                                                                               --------            --------

Other Assets
Investments, at cost or market value....................................................           33.4                35.5
Deferred taxes..........................................................................           65.8                63.6
Goodwill, net ..........................................................................          648.0               557.9
Other intangible assets, net............................................................           45.3                50.6
Other assets, net.......................................................................           86.1                85.3
                                                                                               --------            --------
     Total other assets.................................................................          878.6               792.9
                                                                                               --------            --------
         Total assets...................................................................       $2,926.6            $2,746.7
                                                                                               ========            ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Short-term debt.........................................................................       $  111.7            $    6.6
Accounts payable........................................................................          214.8               223.1
Accrued income taxes....................................................................          102.8                87.6
Other accrued liabilities...............................................................          538.9               544.9
                                                                                               --------            --------
     Total current liabilities..........................................................          968.2               862.2
                                                                                               --------            --------


Noncurrent Liabilities
Long-term debt..........................................................................          425.1               422.5
Other noncurrent liabilities............................................................          184.3               177.5
                                                                                               --------            --------
     Total nuncurrent liabilities.......................................................          609.4               600.0
                                                                                               --------            --------

$6.50 Cumulative Redeemable Preferred Stock, at redemption value........................          360.0               360.0
                                                                                               --------            --------

Stockholders' Equity
Common stock,  $.01 par value;  300,000,000  shares Class A  authorized,  shares issued 123,971,340 at September 30, 1999 and 123,936,464 at June 30, 1999;
   120,000,000 shares Class B authorized, shares issued and outstanding 113,679,334.....            2.4                 2.4
Paid-in capital.........................................................................          208.9               211.6
Retained earnings.......................................................................          831.1               766.2
Accumulated other comprehensive income..................................................          (33.3)              (44.3)
                                                                                               --------            --------
                                                                                                1,009.1               935.9
Less: Treasury stock, at cost; 665,306 Class A shares at September 30, 1999
   and 455,306 at June 30, 1999.........................................................          (20.1)              (11.4)
                                                                                               --------            --------
     Total stockholders' equity.........................................................          989.0               924.5
                                                                                               --------            --------
         Total liabilities and stockholders' equity.....................................       $2,926.6            $2,746.7
                                                                                               ========            ========


                See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                        Three Months Ended
                                                                                                           September 30
                                                                                                        1999          1998
                                                                                                        ----          ----
                                                                                                            (In millions)
Cash Flows from Operating Activities
   Net earnings...............................................................................     $    82.6      $   71.6
   Adjustments to reconcile net earnings to net cash
     flows used for operating activities:
       Depreciation and amortization..........................................................          29.6          25.3
       Amortization of purchased royalty rights...............................................           4.4           4.4
       Deferred income taxes..................................................................          (4.0)         (4.0)
       Non-cash stock compensation............................................................          (3.5)          -
   Changes in operating assets and liabilities:
       Increase in accounts receivable, net...................................................        (155.4)       (175.9)
       Decrease in inventory and promotional merchandise, net.................................          10.9          19.4
       (Increase) decrease in other assets....................................................         (11.9)          5.6
       Decrease in accounts payable...........................................................         (12.8)        (45.2)
       Increase in accrued income taxes.......................................................          14.8          29.8
       (Decrease) increase in other accrued liabilities.......................................          (9.3)         33.7
       Increase (decrease) in other noncurrent liabilities....................................           5.7         (23.6)
                                                                                                   ---------      --------
         Net cash flows used for operating activities.........................................         (48.9)        (58.9)
                                                                                                   ---------      --------

Cash Flows from Investing Activities
   Capital expenditures.......................................................................         (33.1)        (19.1)
   Acquisition of businesses, net of cash acquired............................................        (100.9)          -
   Proceeds from disposition of long-term investments.........................................           3.0           -
   Purchases of long-term investments.........................................................          (1.5)         (2.3)
                                                                                                   ---------      --------
         Net cash flows used for investing activities.........................................        (132.5)        (21.4)
                                                                                                   ---------      --------

Cash Flows from Financing Activities
   Increase in short-term debt, net...........................................................         104.2          17.3
   Repayments of long-term debt...............................................................          (0.2)          -
   Proceeds from exercise of stock options....................................................           0.4           0.2
   Payments to acquire treasury stock.........................................................          (8.7)         (2.8)
   Dividends paid.............................................................................         (17.7)        (15.9)
                                                                                                   ---------      --------
         Net cash flows provided by (used for) financing activities...........................          78.0          (1.2)
                                                                                                   ---------      --------

Effect of Exchange Rate Changes on Cash and Cash Equivalents..................................           6.1           8.4
                                                                                                   ---------      --------
Net Decrease in Cash and Cash Equivalents.....................................................         (97.3)        (73.1)
Cash and Cash Equivalents at Beginning of Period..............................................         347.5         277.5
                                                                                                   ---------      --------
Cash and Cash Equivalents at End of Period....................................................     $   250.2      $  204.4
                                                                                                   =========      ========


Supplemental disclosures of cash flow information:

   Cash paid during the period for:
       Interest ..............................................................................     $     8.2      $    7.4
                                                                                                   =========      ========
       Income taxes...........................................................................     $    34.9      $   12.0
                                                                                                   =========      ========
   Non cash item:
       Tax benefit from exercise of stock options.............................................     $     0.3      $    -
                                                                                                   =========      ========



                See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of The Estee Lauder Companies Inc. and its subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K for the year ended June 30, 1999.

Net Earnings Per Common Share

For the period ended September 30, 1999 net earnings per common share amounts ("basic EPS") were computed by dividing net earnings, after deducting preferred stock dividends on the Company's $6.50 Cumulative Redeemable Preferred Stock, by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions) and excluded any potential dilution. Net earnings per common share amounts assuming dilution ("diluted EPS") were computed by reflecting potential dilution from the exercise of stock options.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:


                                                                              Three Months Ended September 30
                                                                                  1999              1998
                                                                                  ----              ----
                                                                                        (Unaudited)
                                                                            (In millions, except per share data)

           Numerator:
           Net earnings..................................................        $ 82.6             $ 71.6
           Preferred stock dividends.....................................          (5.9)              (5.9)
                                                                                 ------             ------
           Net earnings attributable to common stock.....................        $ 76.7             $ 65.7
                                                                                 ======             ======

           Denominator:
           Weighted average common shares outstanding - Basic............         237.5              237.0
           Effect of dilutive securities: Stock options..................           5.1                3.2
                                                                                 ------             ------
           Weighted average common shares outstanding - Diluted..........         242.6              240.2
                                                                                 ======             ======

           Net earnings per common share:
           Basic.........................................................        $  .32             $  .28
                                                                                 ======             ======
           Diluted.......................................................        $  .32             $  .27
                                                                                 ======             ======

                                      -13-

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


As of September 30, 1999 options to purchase 5.7 million shares of common stock were not included in the computation of diluted EPS because the exercise price of those options was greater than the average market price of the common shares. The options were still outstanding at the end of the period.

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and retail customer deductions of $36.9 million and $36.0 million as of September 30, and June 30, 1999, respectively.

Inventory and Promotional Merchandise

Inventory and promotional merchandise only include inventory considered saleable or usable in future periods, and are stated at the lower of cost or market, with cost being determined on the first-in, first-out method. Promotional merchandise is charged to expense at the time the merchandise is shipped to the Company's customers.


                                                                        September 30        June 30
                                                                           1999               1999
                                                                           ----               ----
                                                                         (Unaudited)

                                                                                 (In millions)
         Inventory and promotional merchandise consists of:
           Raw materials.........................................         $  106.3          $ 128.3
           Work in process.......................................             25.1             22.6
           Finished goods........................................            281.5            238.7
           Promotional merchandise...............................             97.5            123.4
                                                                          --------          -------
                                                                          $  510.4          $ 513.0
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


                                                                         September 30        June 30
                                                                            1999               1999
                                                                            ----               ----
                                                                         (Unaudited)

                                                                                    (In millions)

         Land....................................................          $  13.0          $  13.0
         Buildings and improvements..............................            130.2            129.9
         Machinery and equipment.................................            442.6            432.0
         Furniture and fixtures..................................             80.0             71.7
         Leasehold improvements..................................            171.8            153.2
                                                                           -------          -------
                                                                             837.6            799.8
         Less accumulated depreciation and amortization..........            438.2            416.2
                                                                           -------          -------
                                                                           $ 399.4          $ 383.6
                                                                           =======          =======

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

NOTE 2 - COMPREHENSIVE INCOME

Comprehensive income and its components, net of tax, are as follows:


                                                                                                  Three Months Ended
                                                                                                    September 30
                                                                                              1999                 1998
                                                                                              ----                 ----
                                                                                                    (Unaudited)
                                                                                                   (In millions)

Net earnings....................................................................             $82.6                 $71.6
                                                                                             -----                 -----

Other comprehensive income:
     Net unrealized investment losses...........................................              (0.3)                 (3.0)
     Translation adjustments....................................................              11.3                  18.8
                                                                                             -----                 -----

     Other comprehensive income.................................................              11.0                  15.8
                                                                                             -----                 -----

Comprehensive income............................................................             $93.6                 $87.4
                                                                                             =====                 =====

The components of accumulated other comprehensive income included in the accompanying consolidated balance sheets consist of net unrealized investment gains and cumulative translation adjustments as of the end of the period.

NOTE 3 - ACQUISITION OF BUSINESSES

In August 1999, the Company acquired the business of Stila Cosmetics, Inc., a manufacturer and marketer of prestige makeup products, for cash.

At various times during the first quarter of fiscal 2000 we acquired businesses engaged in the distribution and retail sale of Aveda products in the United States and the United Kingdom.

The aggregate purchase price for these transactions, which includes acquisition costs, was approximately $101.3 million and each transaction has been accounted for using the purchase method of accounting. Accordingly, the results of operations of these acquired businesses are included in the accompanying consolidated financial statements since their respective dates of acquisition. Pro-forma results of operations as if these acquisitions had been completed as of July 1, 1999 have not been presented as the impact on the Company's results of operations would not have been material.

In October 1999, the Company acquired Jo Malone Limited, a London-based marketer of prestige skin care and fragrance products, for cash.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - SEGMENT DATA AND RELATED INFORMATION

Reportable operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company evaluates segment performance based upon operating income, which represents earnings before income taxes and net interest expense. The accounting policies for each of the reportable segments are substantially the same as those for the consolidated financial statements, as described in the summary of significant accounting policies. There has been no significant variance in the total or long-lived asset values associated with each segment since June 30, 1999.


                                                                                         Three Months Ended
                                                                                            September 30
                                                                                        1999            1998
                                                                                        ----            ----
                                                                                            (Unaudited)
                                                                                           (In millions)
SEGMENT DATA
   Net Sales:
      Skin Care............................................................          $   353.4       $  303.1
      Makeup...............................................................              403.9          370.2
      Fragrance............................................................              307.1          295.5
      Hair Care............................................................               23.1           22.1
      Other................................................................                6.2            6.1
                                                                                     ---------       --------
                                                                                     $ 1,093.7       $  997.0
                                                                                     =========       ========
   Operating Income:
      Skin Care............................................................          $    54.1       $   45.0
      Makeup...............................................................               48.5           44.2
      Fragrance............................................................               31.3           29.5
      Hair Care............................................................                2.5            3.1
      Other................................................................                0.1           (0.2)
                                                                                     ---------       --------
                                                                                         136.5          121.6
      Reconciliation:
         Interest expense, net.............................................                5.4            6.1
                                                                                     ---------       --------
      Earnings before income taxes.........................................          $   131.1       $  115.5
                                                                                     =========       ========


REGIONAL DATA
   Net Sales:
      The Americas.........................................................          $   715.8       $  656.3
      Europe, the Middle East & Africa.....................................              257.1          244.9
      Asia/Pacific.........................................................              120.8           95.8
                                                                                     ---------       --------
                                                                                     $ 1,093.7       $  997.0
                                                                                     =========       ========

   Operating Income:
      The Americas.........................................................          $   100.4       $   92.9
      Europe, the Middle East & Africa.....................................               27.2           25.2
      Asia/Pacific.........................................................                8.9            3.5
                                                                                     ---------       --------
                                                                                     $   136.5       $  121.6
                                                                                     =========       ========


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


Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits--

           27.1  Financial Data Schedule

(b) Reports on Form 8-K -- There were no reports on Form 8-K for the three months ended September 30, 1999.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            THE ESTEE LAUDER COMPANIES INC.



Date:  October 26, 1999                          /s/  Robert J. Bigler
                                               --------------------------
                                                      Robert J. Bigler
                                                   Senior Vice President
                                                and Chief Financial Officer
                                                 (Principal Financial and
                                                    Accounting Officer)

                         THE ESTEE LAUDER COMPANIES INC.

                                  EXHIBIT INDEX



Exhibit No.                                Description


27.1                                Financial Data Schedule