Form 10-Q
period 1999-12-31
ESTEE LAUDER COMPANIES INC
filed 2000-01-27
CIK 1001250

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549-1004
                             ----------------------

                                    FORM 10-Q


(Mark One)
   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 1999

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


At January 24, 2000, 123,910,935 shares of the registrant's Class A Common Stock, $.01 par value, and 113,679,334 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding.

                         THE ESTEE LAUDER COMPANIES INC.


                                      INDEX

                                                                                                          Page
Part I. Financial Information

         Consolidated Statements of Earnings --
              Three Months and Six Months Ended December 31, 1999 and 1998.............................      2

         Management's Discussion and Analysis of
              Financial Condition and Results of Operations............................................      3

         Consolidated Balance Sheets --
              December 31, 1999 and June 30, 1999......................................................     14

         Consolidated Statements of Cash Flows --
              Six Months Ended December 31, 1999 and 1998..............................................     15

         Notes to Consolidated Financial Statements....................................................     16

Part II. Other Information.............................................................................     20


                         THE ESTEE LAUDER COMPANIES INC.

                          PART I. FINANCIAL INFORMATION

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                                                          Three Months Ended            Six Months Ended
                                                                              December 31                  December 31
                                                                          -------------------        ----------------------
                                                                             1999      1998              1999        1998
                                                                             ----      ----              ----        ----

                                                                                   (In millions, except per share data)

Net Sales........................................................          $1,235.1   $1,091.0        $2,328.8     $2,088.0
Cost of sales....................................................             283.1      249.8           534.9        479.4
                                                                          ---------  ---------       ---------     --------

Gross Profit.....................................................             952.0      841.2         1,793.9      1,608.6
                                                                          ---------  ---------       ---------     --------

Operating expenses:
   Selling, general and administrative...........................             756.7      670.3         1,454.1      1,308.5
   Related party royalties.......................................               9.2        9.1            17.2         16.7
                                                                          ---------  ---------       ---------     --------
                                                                              765.9      679.4         1,471.3      1,325.2
                                                                          ---------  ---------       ---------     --------
Operating Income.................................................             186.1      161.8           322.6        283.4

Interest expense, net............................................               5.2        4.8            10.6         10.9
                                                                          ---------  ---------       ---------     --------

Earnings before Income Taxes.....................................             180.9      157.0           312.0        272.5

Provision for income taxes.......................................              67.0       59.7           115.5        103.6
                                                                          ---------  ---------       ---------     --------

Net Earnings.....................................................             113.9       97.3           196.5        168.9

Preferred stock dividends........................................               5.8        5.8            11.7         11.7
                                                                          ---------  ---------       ---------     --------

Net Earnings Attributable to Common Stock........................         $   108.1  $    91.5       $   184.8     $  157.2
                                                                          =========  =========       =========     ========


Net earnings per common share:
    Basic........................................................         $     .46  $     .39       $     .78     $    .66
    Diluted......................................................         $     .45  $     .38       $     .76     $    .65

Weighted average common shares outstanding:
    Basic........................................................             237.5      236.5           237.5        236.7
    Diluted......................................................             242.2      240.3           242.4        240.2
Cash dividends declared per common share.........................         $     .05  $   .0425       $     .10     $   .085


                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

We manufacture skin care, makeup, fragrance and hair care products which are distributed in over 110 countries and territories. The following is a comparative summary of operating results for the three and six month periods ended December 31, 1999 and 1998. Sales of products and services that do not meet our definition of skin care, makeup, fragrance and hair care have been included in the "Other" category. Prior-year information has been restated to reflect the results of operations related to those products and services.

                                                                           Three Months Ended            Six Months Ended
                                                                               December 31                 December 31
                                                                          --------------------        ---------------------
                                                                             1999       1998            1999         1998
                                                                             ----       ----            ----         ----
                                                                                             (In millions)

NET SALES By Region:
      The Americas...............................................          $  716.5   $  623.0        $1,432.3     $1,279.3
      Europe, the Middle East & Africa...........................             350.3      328.1           607.4        573.0
      Asia/Pacific...............................................             168.3      139.9           289.1        235.7
                                                                           --------  ---------        --------     --------
                                                                           $1,235.1   $1,091.0        $2,328.8     $2,088.0
                                                                           ========   ========        ========     ========

   By Product Category:
      Skin Care..................................................          $  389.8   $  342.8        $  743.2     $  645.9
      Makeup.....................................................             373.2      352.2           777.1        722.4
      Fragrance..................................................             434.0      369.8           741.1        665.3
      Hair Care..................................................              29.8       20.8            52.9         42.9
      Other......................................................               8.3        5.4            14.5         11.5
                                                                           --------   --------        --------     --------
                                                                           $1,235.1   $1,091.0        $2,328.8     $2,088.0
                                                                           ========   ========        ========     ========

OPERATING INCOME By Region:
      The Americas...............................................          $   99.5   $   90.2        $  199.9     $  183.1
      Europe, the Middle East & Africa...........................              60.2       50.3            87.4         75.5
      Asia/Pacific...............................................              26.4       21.3            35.3         24.8
                                                                           --------   --------        --------     --------
                                                                           $  186.1   $  161.8        $  322.6     $  283.4
                                                                           ========   ========        ========     ========

   By Product Category:
      Skin Care..................................................          $   73.8   $   62.3        $  127.9     $  107.3
      Makeup.....................................................              46.7       43.2            95.2         87.4
      Fragrance..................................................              61.7       53.6            93.0         83.1
      Hair Care..................................................               4.3        2.4             6.8          5.5
      Other......................................................              (0.4)       0.3            (0.3)         0.1
                                                                           --------   --------        --------     --------
                                                                           $  186.1   $  161.8        $  322.6     $  283.4
                                                                           ========   ========        ========     ========


                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following table sets forth certain consolidated earnings data as a percentage of net sales:

                                                                          Three Months Ended             Six Months Ended
                                                                              December 31                  December 31
                                                                         ---------------------         -------------------
                                                                            1999       1998               1999       1998
                                                                            ----       ----               ----       ----

Net sales........................................................          100.0%     100.0%             100.0%     100.0%
Cost of sales....................................................           22.9       22.9               23.0       23.0
                                                                           -----      -----              -----      -----
Gross profit.....................................................           77.1       77.1               77.0       77.0
                                                                           -----      -----              -----      -----
Operating expenses before depreciation and amortization:
   Selling, general and administrative...........................           58.4       58.8               59.4       59.8
   Related party royalties.......................................            0.7        0.8                0.7        0.8
                                                                           -----      -----              -----      -----
                                                                            59.1       59.6               60.1       60.6
                                                                           -----      -----              -----      -----
Earnings before interest, taxes, depreciation and amortization
  ("EBITDA").....................................................           18.0       17.5               16.9       16.4
Depreciation and amortization....................................            2.9        2.7                3.0        2.8
                                                                           -----      -----              -----      -----
Operating income.................................................           15.1       14.8               13.9       13.6
Interest expense, net............................................            0.5        0.4                0.5        0.5
                                                                           -----      -----              -----      -----
Earnings before income taxes.....................................           14.6       14.4               13.4       13.1
Provision for income taxes.......................................            5.4        5.5                5.0        5.0
                                                                           -----      -----              -----      -----
Net earnings  ...................................................            9.2%       8.9%               8.4%       8.1%
                                                                           =====      =====              =====      =====

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Second Quarter Fiscal 2000 compared with Second Quarter Fiscal 1999

NET SALES

Net sales increased 13% or $144.1 million to $1,235.1 million due to increases in all regions and in all product categories. These results reflect the success of our growth strategies for each product category, including the success of recently introduced products. A strong domestic economy helped to fuel growth in the Americas, while our investments in the Asia/Pacific region are returning increased sales in all markets in a healthier economic environment. The U.S. dollar strengthened against certain European currencies but weakened against the Japanese yen and other Asian currencies. The combined effect of these changes was a negative impact on net sales. On a constant exchange rate basis, net sales increased 15% over the prior-year quarter. Additionally, as part of our Year 2000 contingency plans, we shipped approximately $30 million of merchandise in December that would normally have been shipped in January.

Product Categories

Skin Care
Net sales of skin care products increased 14% or $47.0 million to $389.8 million as compared with the same prior-year quarter. The increase in sales partially related to the continued international rollout of Resilience Lift and Stop Signs as well as the domestic introduction of Spotlight Skin Tone Perfector. In addition to successful new products, our planned reemphasis on the skin care line of business has generated sales improvements for our core product offerings such as the Clinique 3-Step Skin Care System. Skin care sales were favorably impacted by the improved results in Asian markets, given the concentration of skin care sales in the Asia/Pacific region.

Makeup
Net sales of makeup products increased 6% or $21.0 million to $373.2 million as compared with the same prior-year quarter. New and existing products supported growth among all of our brands. New products included the recent launch of *magic by Prescriptives and the Tommy Hilfiger line of color cosmetics. Existing product growth was supported by increased sales of Superfit Makeup and Liquid Lipstick. Current sales increases also reflect the inclusion of Stila, acquired in August 1999.

Fragrance
We successfully rolled out Freedom for him, Freedom for her and Clinique Happy for Men on a worldwide basis before the holiday selling season. These product launches, together with the continuing success of Clinique Happy and Donna Karan Cashmere Mist, were primarily responsible for the 17%, $64.2 million increase in fragrance sales to $434.0 million, as compared to the same prior-year quarter. Sales improvements in this category were partially offset by lower sales of previously launched Tommy Hilfiger products.

Hair Care
Sales of hair care products increased $9.0 million to $29.8 million, an increase of 43%. This increase was due to sales of new Aveda products and an increase in the number of Company-owned retail stores, partially offset by a greater degree of selectivity with regard to salons.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Geographic Regions

Net sales in the Americas increased 15% or $93.5 million to $716.5 million as compared with the same prior-year quarter. Sales increases related primarily to the introduction of several new fragrances, the success of newer brands and the inclusion of newly acquired Stila. In Europe, the Middle East & Africa, net sales increased 7% or $22.2 million to $350.3 million. Excluding the impact of foreign currency translation, net sales increased 15%, reflecting increases in Italy, France, Spain and the distributor and travel retail businesses. Net sales in Asia/Pacific increased 20% or $28.4 million to $168.3 million as compared with the same prior-year quarter. Sales increases in virtually all Asia/Pacific markets were led by Japan, Australia, Taiwan and Korea. Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 12%, as compared to the same prior-year quarter.

We strategically stagger our new product launches by geographic markets, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales for the three months ended December 31, 1999 and 1998 was 22.9% of net sales. The consistency of cost of sales relative to net sales on a quarter over quarter basis reflects increases related to the growth of acquired brands, which have higher product cost structures, fully offset by production efficiencies.

OPERATING EXPENSES

Operating expenses as a percent of net sales for the three months ended December 31, 1999 were 62.0% of net sales compared with 62.3% of net sales in the same prior-year period. Relative to the core brands, our newer brands spend less as a percent of sales on operating expenses. The current quarter change in operating expenses as a percent of net sales reflects this mix of brand cost structures as well as operating expense efficiencies achieved. Planned operating expenses related to our Year 2000 contingency plan sales of $30 million are also reflected in the second quarter results. The timing and type of new product introductions also affect our level of selling, advertising and promotional spending.

OPERATING INCOME

Operating income increased 15% or $24.3 million to $186.1 million as compared to the same prior-year quarter, which resulted in an operating margin of 15.1% in the current quarter versus 14.8% in the prior-year quarter. The increase in operating income and margin is due to our ability to sustain gross margins through production efficiencies, while capitalizing on operating expense efficiencies achieved.

Product Categories

Operating income from skin care products increased 18% or $11.5 million to $73.8 million due to strong sales of core and recently introduced products. Makeup operating income grew 8%, an increase of $3.5 million to $46.7 million reflecting sales increases and the inclusion of Stila. Operating income for fragrance products was $61.7 million, an increase of $8.1 million or 15%. This increase is primarily attributable to sales of new products and the continued success of certain existing products. After investing in the Aveda distribution channel during the latter part of fiscal 1999 and the first quarter of 2000, operating income in the hair care segment increased 79% or $1.9 million in the current quarter.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Geographic Regions

Operating income in the Americas increased 10% or $9.3 million to $99.5 million primarily due to higher net sales in all product categories. In Europe, the Middle East & Africa, operating income increased 20% or $9.9 million to $60.2 million. Improved operating results in France and the distributor and travel retail businesses were partially offset by lower results in Germany. In Asia/Pacific, operating income increased 24% or $5.1 million to $26.4 million due to increased sales in Japan, Australia, Taiwan and Singapore, as well as improved general economic conditions.

Quarterly operating results are subject to seasonal net sales fluctuations in addition to the level, scope and timing of expenditures related to product promotions and/or introductions.

EBITDA

Earnings before interest, taxes, depreciation and amortization is an additional measure of operating performance used by management. While the components of EBITDA may vary from company to company, we exclude all depreciation charges related to property, plant and equipment and all amortization charges including: amortization of goodwill; purchased royalty rights; leasehold improvements; and other intangible assets. We consider EBITDA useful in analyzing our results; however, it is not intended to replace, or substitute for, any presentation included in the consolidated financial statements prepared in conformity with generally accepted accounting principles.

EBITDA increased 17% to $222.4 million or 18.0% of net sales as compared to $190.8 million or 17.5% of net sales in the same prior-year quarter. The improvement in EBITDA is primarily attributable to sales growth and operating expense efficiencies.

INTEREST EXPENSE, NET

Net interest expense was $5.2 million for the three months ended December 31, 1999, as compared with $4.8 million in the same prior-year quarter, primarily due to lower interest rates on commercial paper outstanding compared to the rates on term loan debt outstanding in the prior-year quarter. This improvement is offset by a decrease in interest income due to lower average cash balances attributable to acquisition activity.

PROVISION FOR INCOME TAXES

The provision for income taxes represents federal, foreign, state and local income taxes. The effective rate for income taxes for the three months ended December 31, 1999 was 37.0% compared with 38.0% in the same prior-year quarter. These rates reflect the effect of state and local taxes, tax rates in certain foreign jurisdictions and certain nondeductible expenses. The decrease in the effective income tax rate as compared to the same prior-year quarter was principally attributable to implementing tax planning initiatives.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Six Months Fiscal 2000 compared with Six Months Fiscal 1999

NET SALES

Net sales increased 12% or $240.8 million to $2,328.8 million for the six months ended December 31, 1999 as compared with the same prior-year period. Such increase was due to increased sales in all product categories, a strong domestic economy and the continued recovery of the Asia/Pacific region. Foreign currency translation has not had a material effect on net sales as the favorable translation of Asian currencies has been more than offset by weakness in certain European currencies.

Product Categories

Skin Care
Net sales of skin care products increased 15% or $97.3 million to $743.2 million reflecting double-digit increases in all regions. Resilience Lift and Stop Signs have been rolled out internationally and are being well received. They have contributed to growth in the category along with the recently launched Clinique Acne Solutions line and traditional products such as Dramatically Different Moisturizing Lotion and Clarifying Lotion, which are part of the Clinique 3-Step Skin Care System. Due to the relatively high concentration of skin care products sold in the Far East, the recent recovery of the Asia/Pacific marketplace has had a favorable effect on sales in this segment.

Makeup
Makeup product sales increased 8% or $54.7 million to $777.1 million supported by new products, the addition of Stila and increased sales by MAC. Toward the end of last fiscal year, we introduced Superfit Makeup, and in the first quarter of this year, we launched City Stick and Longstemmed Lashes. These products, as well as the recently launched line of Tommy Hilfiger color cosmetics, have contributed to sales growth. We have also added a number of new counters, stores-within-stores and freestanding retail stores to our portfolio. Partially offsetting the growth from new products are difficult comparisons to successful products from the same prior-year period such as Smudgesicles and Indelible Lipstick.

Fragrance
The worldwide launch of Freedom for him, Freedom for her and Clinique Happy for Men, together with the continuing success of Clinique Happy and Donna Karan Cashmere Mist, were primarily responsible for the 11%, $75.8 million increase in fragrance sales. Improvements in this category were partially offset by lower sales of previously launched Tommy Hilfiger products.

Hair Care
Sales of hair care products increased 23% or $10.0 million to $52.9 million due to growth of the Aveda hair care product line and to refinements in the distribution channel. Improvements to the distribution channel include a greater degree of selectivity with regard to salons that carry Aveda products and an increase in the number of Company-owned retail stores.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Geographic Regions

Sales in the Americas increased 12% or $153.0 million to $1,432.3 million for the six months ended December 31, 1999 as compared with the same prior-year period. This increase was driven by sales increases in all categories, the success of new and existing products, and the growth of our newer brands. In Europe, the Middle East & Africa, net sales increased 6% or $34.4 million to $607.4 million compared with the same prior-year period. The increase was primarily the result of higher net sales in Italy, Spain, France and the distributor and travel retail businesses. Excluding the impact of foreign currency translation, sales in Europe, the Middle East & Africa increased 12%. Net sales in Asia/Pacific increased 23% or $53.4 million to $289.1 million primarily due to higher net sales in Japan, Australia, Korea and Taiwan. Excluding the impact of foreign currency translation, Asia/Pacific sales grew 10% over the prior-year period.

COST OF SALES

Cost of sales for the six months ended December 31, 1999 and 1998 were 23.0% of net sales. Although the cost of goods sold has not changed as a percent of net sales, the components reflect lower costs resulting from continued production efficiencies offset by growth of our newer brands, which generally have a higher product cost structure than our core brands.

OPERATING EXPENSES

Although operating expenses increased 11% or $146.1 million over the comparable prior-year period they decreased as a percent of net sales from 63.4% in fiscal 1999 to 63.1% in fiscal 2000. This change reflects the fact that our newer brands spend proportionally less on operating expenses than our core brands as well as operating expense efficiencies achieved. The timing and type of new product introductions also affect our level of selling, advertising and promotional spending.

OPERATING INCOME

Operating income increased 14% or $39.2 million to $322.6 million for the six months ended December 31, 1999 as compared with the same prior-year period. Operating margin increased to 13.9% in the current period as compared to 13.6% in the same period last year. The increase in operating income and margin is due to higher net sales coupled with production and operating expense efficiencies achieved.

Product Categories

Operating income in the skin care, makeup, fragrance and hair care categories increased 19%, 9%, 12% and 24%, respectively, primarily due to sales growth across all segments.

Geographic Regions

Operating income in the Americas increased 9% or $16.8 million to $199.9 million for the six months ended December 31, 1999 as compared with the same prior-year period, primarily due to net sales increases related to new and existing products and the growth of newer brands. In Europe, the Middle East & Africa, operating income increased 16% or $11.9 million to $87.4 million primarily due to improved operating results in France, Germany, South Africa and the distributor and travel retail businesses, partially offset by lower operating income in the United Kingdom. In Asia/Pacific, operating income increased 42% or $10.5 million to $35.3 million due to higher results in Japan, Australia, Korea and Taiwan.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


EBITDA

EBITDA increased 15% to $392.9 million or 16.9% of net sales as compared to $342.1 million or 16.4% of net sales in the same prior-year period. The improvement in EBITDA is primarily attributable to sales growth and operating expense efficiencies achieved.

INTEREST EXPENSE, NET

Net interest expense was $10.6 million for the six months ended December 31, 1999 as compared to $10.9 million in the same prior-year period. The decrease in net interest expense for the six months ended December 31, 1999 is primarily attributable to lower borrowing levels at some of our foreign affiliates as well as lower interest rates on commercial paper borrowings as compared to higher rates on a similar level of term loan debt in the prior year.

PROVISION FOR INCOME TAXES

The provision for income taxes represents federal, foreign, state and local income taxes. The effective rate for income taxes for the six months ended December 31, 1999 was 37.0% compared with 38.0% in the same prior-year period. These rates reflect the effect of state and local taxes, tax rates in certain foreign jurisdictions and certain nondeductible expenses. The decrease in the effective income tax rate is principally attributable to implementing tax planning initiatives.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds are cash flow from operations, issuance of commercial paper, long-term borrowings and borrowings under committed credit lines provided by banks in the United States and abroad. We believe that these sources of funds will be adequate to support currently planned business operations, acquisitions and capital expenditures on both a near-term and long-term basis. At December 31, 1999, the Company had cash and cash equivalents of $347.7 million as compared to $347.5 million at June 30, 1999.

The classification of commercial paper as long-term debt in our balance sheet is based upon our intent and ability to refinance maturing commercial paper on a long-term basis. That ability is supported by committed credit facilities in the amount of $750.0 million, of which none were used. We also have uncommitted credit facilities in the amount of $97.4 million, of which none were used. Total debt as a percentage of total capitalization (including short-term debt) was 23% at December 31, 1999 and 25% at June 30, 1999.

In November 1999, our shelf registration statement covering the potential issuance of up to $400.0 million in debt securities was declared effective by the SEC.

Net cash provided by operating activities was $244.9 million in the six months ended December 31, 1999 as compared to $219.1 million in the same prior-year period. This favorable change in net cash provided by operating activities primarily reflects increased profitability.

Net cash used for investing activities of $199.8 million during the six months ended December 31, 1999 reflects capital expenditures, the acquisitions of Stila and Jo Malone Limited, and the ongoing acquisition of certain Aveda distributors in the United States and the United Kingdom as well as certain Aveda retail stores.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net cash used for financing activities of $45.3 million principally reflects dividends and payments to acquire treasury stock.

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

As a matter of policy, we only enter into contracts with counterparties that have at least an "A" (or equivalent) credit rating. The counterparties to these contracts are major financial institutions. We do not have significant exposure to any one counterparty. Our exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss is remote and in any event would not be material. Costs associated with entering into such contracts have not been material to our financial results. At December 31, 1999, we had contracts to exchange foreign currencies in the form of purchased currency options and forward exchange contracts in the amount of $20.8 million and $136.6 million, respectively. Foreign currencies exchanged under these contracts are principally the Euro, Japanese yen, Swiss franc and British pound.

Interest Rate Risk Management

We have entered into interest rate swaps to exchange floating rate for fixed rate interest payments periodically over the life of the agreements. Amounts currently due to or from interest rate swap counterparties are recorded in interest expense in the period in which they accrue. As of December 31, 1999, we had interest rate swap agreements outstanding with a notional principal amount of $200.0 million.

Market Risk

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

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


YEAR 2000

Our comprehensive program to address Year 2000 issues was successful in that our business activities continued without disruption through the days before and after January 1, 2000. In terms of supply chain readiness, on the basis of the information available to us, we do not expect disruptions caused by the failures of third parties to remediate their Year 2000 issues.

Costs related to the Year 2000 program were not significant.

INTERNET

Our strategic goals for the Internet are to enhance our brand equities, to reach new consumers, to forge deeper relationships with existing consumers and to strengthen our business through our traditional retailers. Currently, we have six websites that educate and inform consumers about specific brands, and additional sites are under development. Three of the existing sites - clinique.com, origins.com and bobbibrowncosmetics.com - have e-commerce capabilities, either directly or through one of our retail customers. We expect to launch additional sites with e-commerce capabilities in the near-term. Our Internet sales are currently limited to consumers in the United States and, during the three and six months ending December 31, 1999, such sales have not been significant. Currently, we do not intend to supply our products to merchants that sell only over the Internet.

Forward-Looking Information

We and our representatives from time to time make written or oral forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission and in our reports to stockholders. The words and phrases "will likely result," "expects," "believes," "will continue," "is anticipated," "estimates," "projects" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, our expectations regarding sales, earnings or other future financial performance and liquidity, product introductions, entry into new geographic regions, new methods of sale and future operations or operating results. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot assure that actual results will not differ materially from our expectations. Factors that could cause actual results to differ from expectations include, without limitation:

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

           (vii)  foreign  currency  fluctuations   affecting  our  results  of
           operations and the value of our foreign assets, the relative prices at which we sell our products and our foreign competitors sell their products in the same market and our operating and manufacturing costs outside of the United States;

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

                         THE ESTEE LAUDER COMPANIES INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                             December 31           June 30
                                                                                                 1999               1999
                                                                                                 ----               ----
                                                                                              (Unaudited)
                                                                                                        (In millions)
                                    ASSETS


Current Assets
Cash and cash equivalents...............................................................       $  347.7            $  347.5
Accounts receivable, net................................................................          686.9               533.7
Inventory and promotional merchandise, net..............................................          463.5               513.0
Prepaid expenses and other current assets...............................................          197.0               176.0
                                                                                               --------            --------
     Total current assets...............................................................        1,695.1             1,570.2
                                                                                               --------            --------

Property, Plant and Equipment, net......................................................          419.4               383.6
                                                                                               --------            --------

Other Assets
Investments, at cost or market value....................................................           47.4                35.5
Deferred taxes..........................................................................           63.4                63.6
Goodwill, net ..........................................................................          664.5               557.9
Other intangible assets, net............................................................           41.2                50.6
Other assets, net.......................................................................           89.6                85.3
                                                                                               --------            --------
     Total other assets.................................................................          906.1               792.9
                                                                                               --------            --------
          Total assets..................................................................       $3,020.6            $2,746.7
                                                                                               ========            ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Short-term debt.........................................................................       $    6.8            $    6.6
Accounts payable........................................................................          228.1               223.1
Accrued income taxes....................................................................           98.6                87.6
Other accrued liabilities...............................................................          618.2               544.9
                                                                                               --------            --------
     Total current liabilities..........................................................          951.7               862.2
                                                                                               --------            --------

Noncurrent Liabilities
Long-term debt..........................................................................          422.1               422.5
Other noncurrent liabilities............................................................          196.5               177.5
                                                                                               --------            --------
     Total noncurrent liabilities.......................................................          618.6               600.0
                                                                                               --------            --------


$6.50 Cumulative Redeemable Preferred Stock, at redemption value........................          360.0               360.0
                                                                                               --------            --------

Stockholders' Equity
Common stock,  $.01 par value;  650,000,000  shares Class A  authorized,  shares issued 124,261,319 at December 31, 1999 and 123,936,464 at June 30, 1999;
   240,000,000 shares Class B authorized, shares issued and outstanding 113,679,334.....            2.4                 2.4
Paid-in capital.........................................................................          220.9               211.6
Retained earnings.......................................................................          927.3               766.2
Accumulated other comprehensive income..................................................          (39.1)              (44.3)
                                                                                               --------            --------
                                                                                                1,111.5               935.9
Less: Treasury stock, at cost; 693,806 Class A shares at December 31, 1999 and
   455,306 at June 30, 1999.............................................................          (21.2)              (11.4)
                                                                                               --------            --------
     Total stockholders' equity.........................................................        1,090.3               924.5
                                                                                               --------            --------
        Total liabilities and stockholders' equity......................................       $3,020.6            $2,746.7
                                                                                               ========            ========


                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                        Six Months Ended
                                                                                                           December 31
                                                                                                       -------------------
                                                                                                        1999          1998
                                                                                                        ----          ----
                                                                                                          (In millions)

Cash Flows from Operating Activities
   Net earnings...............................................................................     $   196.5      $  168.9
   Adjustments to reconcile net earnings to net cash
     flows provided by operating activities:
       Depreciation and amortization..........................................................          61.4          49.8
       Amortization of purchased royalty rights...............................................           8.9           8.9
       Deferred income taxes..................................................................          (8.0)         (8.0)
       Non-cash stock compensation............................................................           1.1           -
   Changes in operating assets and liabilities:
       Increase in accounts receivable, net...................................................        (153.1)       (124.8)
       Decrease in inventory and promotional merchandise......................................          54.8          73.1
       Increase in other assets...............................................................         (28.8)        (14.5)
       Increase (decrease) in accounts payable................................................           2.2         (32.7)
       Increase in accrued income taxes.......................................................          14.7          33.8
       Increase in other accrued liabilities..................................................          76.7          51.4
       Increase in other noncurrent liabilities...............................................          18.5          13.2
                                                                                                   ---------      --------
         Net cash flows provided by operating activities......................................         244.9         219.1
                                                                                                   ---------      --------

Cash Flows from Investing Activities
   Acquisition of businesses, net of cash acquired............................................        (121.8)            -
   Capital expenditures.......................................................................         (76.5)        (47.6)
   Purchase of long-term investments..........................................................          (4.5)         (0.7)
   Proceeds from the disposition of long-term investments.....................................           3.0             -
                                                                                                   ---------      --------
         Net cash flows used for investing activities.........................................        (199.8)        (48.3)
                                                                                                   ---------      --------

Cash Flows from Financing Activities
   Decrease in short-term debt, net...........................................................          (0.8)         (6.5)
   Repayments of long-term debt...............................................................          (3.5)         (3.0)
   Proceeds from exercise of stock options....................................................           4.2           0.5
   Payments to acquire treasury stock.........................................................          (9.8)        (12.7)
   Dividends paid.............................................................................         (35.4)        (31.8)
                                                                                                   ---------      --------
         Net cash flows used for financing activities.........................................         (45.3)        (53.5)
                                                                                                   ---------      --------

Effect of Exchange Rate Changes on Cash and Cash Equivalents..................................           0.4           7.9
                                                                                                   ---------      --------
   Net Increase in Cash and Cash Equivalents..................................................           0.2         125.2
   Cash and Cash Equivalents at Beginning of Period...........................................         347.5         277.5
                                                                                                   ---------      --------
   Cash and Cash Equivalents at End of Period.................................................     $   347.7      $  402.7
                                                                                                   =========      ========


Supplemental disclosures of cash flow information:

   Cash paid during the period for:
       Interest ..............................................................................     $    14.8      $   14.9
                                                                                                   =========      ========
       Income taxes...........................................................................     $    97.2      $   75.3
                                                                                                   =========      ========
   Non cash items:
       Tax benefit from exercise of stock options.............................................     $     4.0      $      -
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

Net Earnings Per Common Share

For the three and six month periods ended December 31, 1999 net earnings per common share amounts ("basic EPS") were computed by dividing net earnings, after deducting preferred stock dividends on the Company's $6.50 Cumulative Redeemable Preferred Stock, by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions) and excluded any potential dilution. Net earnings per common share amounts assuming dilution ("diluted EPS") were computed by reflecting potential dilution from the exercise of stock options.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

                                                                          Three Months Ended         Six Months Ended
                                                                             December 31                December 31
                                                                        ----------------------     --------------------
                                                                          1999          1998         1999        1998
                                                                          ----          ----         ----        ----
                                                                                            (Unaudited)
                                                                              (In millions, except per share data)

Numerator:
Net earnings..................................................          $ 113.9        $  97.3      $ 196.5     $ 168.9
Preferred stock dividends.....................................              5.8            5.8         11.7        11.7
                                                                        -------        -------      -------     -------
Net earnings attributable to common stock.....................          $ 108.1        $  91.5      $ 184.8     $ 157.2
                                                                        =======        =======      =======     =======

Denominator:
Weighted average common shares outstanding - Basic............            237.5          236.5        237.5       236.7
Effect of dilutive securities: Stock options..................              4.7            3.8          4.9         3.5
                                                                        -------        -------      -------     -------
Weighted average common shares outstanding - Diluted..........            242.2          240.3        242.4       240.2
                                                                        =======        =======      =======     =======

Net earnings per common share:
Basic EPS.....................................................          $   .46        $   .39      $   .78     $   .66
                                                                        =======        =======      =======     =======
Diluted EPS...................................................          $   .45        $   .38      $   .76     $   .65
                                                                        =======        =======      =======     =======

Options to purchase 6.1 million and 1.9 million shares of common stock at December 31, 1999 and 1998, respectively, were not included in the computation of diluted EPS because the exercise price of those options was greater than the average market price of common shares. The options were still outstanding at the end of the respective period.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and retail customer deductions of $34.3 million and $36.0 million as of December 31 and June 30, 1999, respectively.

Inventory and Promotional Merchandise

Inventory and promotional merchandise only include inventory considered saleable or usable in future periods, and are stated at the lower of cost or market, with cost being determined on the first-in, first-out method. Promotional merchandise is charged to expense at the time the merchandise is shipped to the Company's customers.


                                                                        December 31         June 30
                                                                           1999               1999
                                                                           ----               ----
                                                                         (Unaudited)

                                                                                 (In millions)

        Inventory and promotional merchandise consists of:
           Raw materials.........................................          $ 123.8          $ 128.3
           Work in process.......................................             24.1             22.6
           Finished goods........................................            234.9            238.7
           Promotional merchandise...............................             80.7            123.4
                                                                           -------          -------
                                                                           $ 463.5          $ 513.0
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

                                                                         December 31         June 30
                                                                            1999               1999
                                                                            ----               ----
                                                                         (Unaudited)

                                                                                    (In millions)

         Land   .................................................          $  13.0          $  13.0
         Buildings and improvements..............................            130.5            129.9
         Machinery and equipment.................................            455.0            432.0
         Furniture and fixtures..................................             83.7             71.7
         Leasehold improvements..................................            193.4            153.2
                                                                           -------          -------
                                                                             875.6            799.8
         Less accumulated depreciation and amortization..........           (456.2)          (416.2)
                                                                           -------          -------
                                                                           $ 419.4          $ 383.6
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

Comprehensive income and its components, net of tax, are as follows:

                                                                         Three Months Ended            Six Months Ended
                                                                            December 31                  December 31
                                                                      ------------------------      ---------------------
                                                                        1999           1998          1999           1998
                                                                        ----           ----          ----           ----
                                                                                           (Unaudited)
                                                                                          (In millions)
Net earnings..............................................             $113.9          $ 97.3       $196.5        $168.9
                                                                       ------          ------       ------        ------

Other comprehensive income:
     Net unrealized investment gains (losses).............                6.6             2.7          6.3          (0.3)
     Translation adjustments..............................              (12.4)            7.3         (1.1)         26.1
                                                                       ------          ------       ------        ------

     Other comprehensive income...........................               (5.8)           10.0          5.2          25.8
                                                                       ------          ------       ------        ------

Comprehensive income......................................             $108.1          $107.3       $201.7        $194.7
                                                                       ======          ======       ======        ======

NOTE 3 - ACQUISITION OF BUSINESSES

In October 1999, the Company acquired Jo Malone Limited, a London-based marketer of prestige skin care and fragrance products, for cash.

At various times during the first half of fiscal 2000 the Company acquired businesses engaged in the distribution and retail sale of Aveda products in the United States and the United Kingdom.

In August 1999, the Company acquired the business of Stila Cosmetics, Inc., a manufacturer and marketer of prestige makeup products, for cash.

The aggregate purchase price for these transactions, which includes acquisition costs, was approximately $122.2 million and each transaction has been accounted for using the purchase method of accounting. Accordingly, the results of operations of these acquired businesses are included in the accompanying consolidated financial statements since their respective dates of acquisition. Pro forma results of operations as if these acquisitions had been completed as of July 1, 1999 have not been presented as the impact on the Company's results of operations would not have been material.

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

                                                                           Three Months Ended          Six Months Ended
                                                                                December 31               December 31
                                                                           ------------------          ----------------
                                                                            1999        1998            1999        1998
                                                                            ----        ----            ----        ----
                                                                                            (Unaudited)
                                                                                           (In millions)

SEGMENT DATA Net Sales:
      Skin Care........................................................   $   389.8  $   342.8      $   743.2      $  645.9
      Makeup...........................................................       373.2      352.2          777.1         722.4
      Fragrance........................................................       434.0      369.8          741.1         665.3
      Hair Care........................................................        29.8       20.8           52.9          42.9
      Other............................................................         8.3        5.4           14.5          11.5
                                                                          ---------  ---------      ---------      --------
                                                                          $ 1,235.1  $ 1,091.0      $ 2,328.8      $2,088.0
                                                                          =========  =========      =========      ========
   Operating Income:
      Skin Care........................................................   $    73.8  $    62.3      $   127.9      $  107.3
      Makeup...........................................................        46.7       43.2           95.2          87.4
      Fragrance........................................................        61.7       53.6           93.0          83.1
      Hair Care........................................................         4.3        2.4            6.8           5.5
      Other............................................................        (0.4)       0.3           (0.3)          0.1
                                                                          ---------  ---------      ---------      --------
                                                                              186.1      161.8          322.6         283.4
      Reconciliation:
         Interest expense, net.........................................         5.2        4.8           10.6          10.9
                                                                          ---------  ---------      ---------      --------
      Earnings before income taxes.....................................   $   180.9  $   157.0      $   312.0      $  272.5
                                                                          =========  =========      =========      ========


REGIONAL DATA Net Sales:
      The Americas.....................................................   $   716.5  $   623.0      $ 1,432.3      $1,279.3
      Europe, the Middle East & Africa.................................       350.3      328.1          607.4         573.0
      Asia/Pacific.....................................................       168.3      139.9          289.1         235.7
                                                                          ---------  ---------      ---------      --------
                                                                          $ 1,235.1  $ 1,091.0      $ 2,328.8      $2,088.0
                                                                          =========  =========      =========      ========

   Operating Income:
      The Americas.....................................................   $    99.5  $    90.2      $   199.9      $  183.1
      Europe, the Middle East & Africa.................................        60.2       50.3           87.4          75.5
      Asia/Pacific.....................................................        26.4       21.3           35.3          24.8
                                                                          ---------  ---------      ---------      --------
                                                                          $   186.1  $   161.8      $   322.6      $  283.4
                                                                          =========  =========      =========      ========


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

Item 4.  Submission of matters to a vote of security holders

(a) The Annual Meeting of Stockholders of the Company was held on November 10, 1999.

(b)      The  following  directors  were  elected at the  Annual  Meeting of the
         Stockholders: Leonard A. Lauder, Ronald S. Lauder and Marshall Rose, as Class III Directors for a term expiring at the 2002 Annual Meeting. The Class I Directors, whose terms expire at the 2000 Annual Meeting, are Fred H. Langhammer and Faye Wattleton. The Class II Directors, whose terms expire at the 2001 Annual Meeting, are William P. Lauder, Richard
         D. Parsons and P. Roy Vagelos, M.D.

(c) (i) Each person elected as a director at the Annual Meeting received the number of votes (shares of Class B Common Stock are entitled to ten votes per share) indicated beside his name:

              Name                              Votes For                           Votes Withheld
              Leonard A. Lauder              1,246,602,075                              657,774
              Ronald S. Lauder               1,246,561,892                              697,957
              Marshall Rose                  1,246,717,200                              542,649
         (ii) The Amendment to the Company's  Certificate  of  Incorporation  to
              increase the number of authorized shares was approved as indicated
              below.

                                        Votes For            Votes Against            Abstentions
              Total                   1,235,591,746            11,600,645               67,458
              Class A                    98,798,406            11,600,645               67,458
              Class B                 1,136,793,340                     0                    0

              There were no broker nonvotes.

         (iii)1,247,134,759 votes were cast for and 56,726 votes were cast against the ratification of the appointment of Arthur Andersen LLP as independent auditors of the Company for the 2000 fiscal year. There were 68,364 abstentions and no broker nonvotes.

 (d)     Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits--

           3.1    Certificate of Amendment of Restated Certificate of
                  Incorporation

           3.2    Amended and Restated By-Laws

           27.1   Financial Data Schedule

---------------------------------------

(b) Reports on Form 8-K -- There were no reports on Form 8-K for the three months ended December 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              THE ESTEE LAUDER COMPANIES INC.



Date:  January 27, 2000                            by:/s/Robert J. Bigler
                                                ---------------------------
                                                      Robert J. Bigler
                                                    Senior Vice President
                                                 and Chief Financial Officer
                                                  (Principal Financial and
                                                     Accounting Officer)