Form 10-Q
period 2000-03-31
ESTEE LAUDER COMPANIES INC
filed 2000-04-25
CIK 1001250

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549-1004
                             ----------------------

                                    FORM 10-Q


(Mark One)
   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2000

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


At April 20, 2000, 124,077,411 shares of the registrant's Class A Common Stock, $.01 par value, and 113,679,334 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding.

                         THE ESTEE LAUDER COMPANIES INC.


                                      INDEX

                                                                                                          Page
Part I. Financial Information

         Consolidated Statements of Earnings --
              Three Months and Nine Months Ended March 31, 2000 and 1999...............................      2

         Management's Discussion and Analysis of
              Financial Condition and Results of Operations............................................      3

         Consolidated Balance Sheets --
              March 31, 2000 and June 30, 1999.........................................................     12

         Consolidated Statements of Cash Flows --
              Nine Months Ended March 31, 2000 and 1999................................................     13

         Notes to Consolidated Financial Statements....................................................     14

Part II. Other Information.............................................................................     18


                         THE ESTEE LAUDER COMPANIES INC.

                          PART I. FINANCIAL INFORMATION

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                                                           Three Months Ended           Nine Months Ended
                                                                                 March 31                    March 31
                                                                          ---------------------      ----------------------
                                                                             2000       1999             2000        1999
                                                                             ----       ----             ----        ----

                                                                                   (In millions, except per share data)

Net Sales........................................................         $ 1,039.1  $   964.8        $3,367.9     $3,052.8
Cost of sales....................................................             230.7      216.1           765.6        695.5
                                                                          ---------  ---------       ---------     --------

Gross Profit.....................................................             808.4      748.7         2,602.3      2,357.3
                                                                          ---------  ---------       ---------     --------

Operating expenses:
   Selling, general and administrative...........................             701.3      650.5         2,155.4      1,959.0
   Related party royalties.......................................               7.7        7.9            24.9         24.6
                                                                          ---------  ---------       ---------     --------
                                                                              709.0      658.4         2,180.3      1,983.6
                                                                          ---------  ---------       ---------     --------

Operating Income.................................................              99.4       90.3           422.0        373.7

Interest expense, net............................................               3.3        3.4            13.9         14.3
                                                                          ---------  ---------       ---------     --------

Earnings before Income Taxes.....................................              96.1       86.9           408.1        359.4

Provision for income taxes.......................................              35.7       33.3           151.2        136.9
                                                                          ---------  ---------       ---------     --------

Net Earnings.....................................................              60.4       53.6           256.9        222.5

Preferred stock dividends........................................               5.9        5.9            17.6         17.6
                                                                          ---------  ---------       ---------     --------

Net Earnings Attributable to Common Stock........................         $    54.5  $    47.7       $   239.3     $  204.9
                                                                          =========  =========       =========     ========


Net earnings per common share:
    Basic........................................................         $     .23  $     .20       $    1.01     $    .87
    Diluted......................................................         $     .22  $     .20       $     .99     $    .85

Weighted average common shares outstanding:
    Basic........................................................             238.0      237.0           237.7        236.8
    Diluted......................................................             242.8      241.8           242.5        240.7
Cash dividends declared per common share.........................         $     .05  $   .0425       $     .15     $  .1275


                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

We manufacture skin care, makeup, fragrance and hair care products which are distributed in over 110 countries and territories. The following is a comparative summary of operating results for the three and nine month periods ended March 31, 2000 and 1999. Sales of products and services that do not meet our definition of skin care, makeup, fragrance and hair care have been included in the "Other" category. Prior-year information has been restated to reflect the results of operations related to those products and services.

                                                                           Three Months Ended           Nine Months Ended
                                                                                March 31                     March 31
                                                                          --------------------       ----------------------
                                                                             2000       1999            2000         1999
                                                                             ----       ----            ----         ----
                                                                                             (In millions)
NET SALES
   By Region:
      The Americas...............................................         $   659.4  $   603.9       $ 2,091.7     $ 1,883.2
      Europe, the Middle East & Africa...........................             247.1      242.5           854.5         815.5
      Asia/Pacific...............................................             132.6      118.4           421.7         354.1
                                                                          ---------  ---------       ---------     ---------
                                                                          $ 1,039.1  $   964.8       $ 3,367.9     $ 3,052.8
                                                                          =========  =========       =========     =========

   By Product Category:
      Skin Care..................................................         $   404.5  $   374.9       $ 1,147.7     $ 1,020.8
      Makeup.....................................................             420.1      381.8         1,197.2       1,104.2
      Fragrance..................................................             180.8      183.0           921.9         848.3
      Hair Care..................................................              28.6       21.0            81.5          63.9
      Other......................................................               5.1        4.1            19.6          15.6
                                                                          ---------  ---------       ---------     ---------
                                                                          $ 1,039.1  $   964.8       $ 3,367.9     $ 3,052.8
                                                                          =========  =========       =========     =========

OPERATING INCOME
   By Region:
      The Americas...............................................         $    56.2  $    49.2       $   256.1     $   232.3
      Europe, the Middle East & Africa...........................              34.5       33.1           121.9         108.6
      Asia/Pacific...............................................               8.7        8.0            44.0          32.8
                                                                          ---------  ---------       ---------     ---------
                                                                          $    99.4  $    90.3       $   422.0     $   373.7
                                                                          =========  =========       =========     =========

   By Product Category:
      Skin Care..................................................         $    49.6  $    45.0       $   177.5     $   152.3
      Makeup.....................................................              47.5       40.0           142.7         127.4
      Fragrance..................................................               0.4        0.9            93.4          84.0
      Hair Care..................................................               2.0        3.2             8.8           8.7
      Other......................................................              (0.1)       1.2            (0.4)          1.3
                                                                          ---------  ---------       ---------     ---------
                                                                          $    99.4  $    90.3       $   422.0     $   373.7
                                                                          =========  =========       =========     =========

                                      -3-

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table sets forth certain consolidated earnings data as a percentage of net sales:

                                                                          Three Months Ended            Nine Months Ended
                                                                                March 31                    March 31
                                                                         ----------------------        -------------------
                                                                            2000       1999               2000       1999
                                                                            ----       ----               ----       ----

Net sales........................................................          100.0%     100.0%             100.0%     100.0%
Cost of sales....................................................           22.2       22.4               22.7       22.8
                                                                           -----      -----              -----      -----
Gross profit.....................................................           77.8       77.6               77.3       77.2
                                                                           -----      -----              -----      -----
Operating expenses before depreciation and amortization:
   Selling, general and administrative...........................           63.9       64.3               60.8       61.3
   Related party royalties.......................................            0.7        0.8                0.8        0.8
                                                                           -----      -----              -----      -----
                                                                            64.6       65.1               61.6       62.1
                                                                           -----      -----              -----      -----
Earnings before interest, taxes, depreciation and amortization
  ("EBITDA").....................................................           13.2       12.5               15.7       15.1
Depreciation and amortization....................................            3.6        3.1                3.2        2.9
                                                                           -----      -----              -----      -----
Operating income.................................................            9.6        9.4               12.5       12.2
Interest expense, net............................................            0.3        0.4                0.4        0.4
                                                                           -----      -----              -----      -----
Earnings before income taxes.....................................            9.3        9.0               12.1       11.8
Provision for income taxes.......................................            3.5        3.4                4.5        4.5
                                                                           -----      -----              -----      -----
Net earnings  ...................................................            5.8%       5.6%               7.6%       7.3%
                                                                           =====      =====              =====      =====


Third Quarter Fiscal 2000 compared with Third Quarter Fiscal 1999

NET SALES

Net sales increased 8% or $74.3 million to $1,039.1 million as compared with the same prior-year quarter reflecting continued success in our skin care business and strong makeup sales. As reported in our second quarter filing, pursuant to our Year 2000 contingency plans we shipped $30 million of merchandise in December that would normally have been shipped in January. Net sales increased 11% before considering the impact of this shift in sales. The Americas continued its strong growth with a 9% or $55.5 million improvement demonstrating the strength of our core brands and the contribution of newer brands in our portfolio. On a constant exchange rate basis net sales for the quarter increased 9% reflecting a strong U.S. dollar against certain European currencies, partially offset by strengthening of the Japanese Yen.

Product Categories

Skin Care
Net sales of skin care products increased 8% or $29.6 million to $404.5 million as compared to the prior-year quarter. New for this quarter was Resilience Lift Eye Creme, following up on the continued success of Resilience Lift, as well as Body Clinique. Spotlight Skin Tone Perfector was launched earlier this year and continues to be well received. Also contributing to the sales improvement was our line of ginger based products marketed under our Origins brand, led by Ginger Souffle and Ginger Body Wash. As a result of its domestic and international launch in the comparable prior-year quarter, sales of Stop Signs were lower.

Makeup
Net sales of makeup products increased 10% or $38.3 million to $420.1 million. The increase is attributable to a number of new products, including those in our Tommy color line and *magic by Prescriptives, as well as the recently introduced Liquid Lipstick, Longstemmed Lashes and HyperReal Foundation. Existing products such as Futurist improved over the comparable period, while Sheer Powder Blusher decreased versus its launch in the same prior-year quarter. Current sales increases also reflect the inclusion of Stila, acquired in August 1999.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Fragrance
Net sales of fragrance products decreased 1% or $2.2 million to $180.8 million and increased 1% excluding the impact of foreign currency translation. In addition, the Y2K related shift of sales from the third quarter to the second quarter impacted fragrance more than our other product categories. Excluding this shift of sales, third quarter fragrance sales increased 8%. On a reported basis, lower sales of "tommy girl", "tommy" and Hilfiger Athletics were more than offset by the recent introduction of Freedom for him and Freedom for her. Additionally, sales of Pleasures for Men and Dazzling were lower, partially offset by the recent introduction of DKNY. Fourth quarter results are expected to be lower than the prior year due to difficult comparisons with the international rollout of Hilfiger Athletics and Dazzling, and the initial shipment of Freedom, as well as softer sales of previously launched Tommy Hilfiger products.

Hair Care
Net sales in the hair care category increased 36% or $7.6 million to $28.6 million as a result of business acquisitions within the distribution channel, expansion of the number of company-owned retail stores, and the successful introduction of new Aveda products.

The introduction of new products may have some cannibalization effect on sales of existing products, which we take into account in our business planning.

Geographic Regions

Net sales in the Americas increased 9% or $55.5 million to $659.4 million. Sales increases were achieved from the strength of new and existing products as well as contributions from acquired businesses. In Europe, the Middle East & Africa, net sales increased 2% or $4.6 million to $247.1 million. Excluding the impact of foreign currency translation, net sales increased 10%, reflecting a stronger U.S. dollar. The increase was primarily the result of higher net sales in the United Kingdom and Spain, partially offset by lower sales in Germany. Also contributing to growth in this region was the inclusion of Jo Malone since the date of acquisition in October 1999. Net sales in Asia/Pacific increased 12% or $14.2 million to $132.6 million as compared with the same prior-year quarter. Sales increased through most of the region with the strongest growth in Korea, Japan, Taiwan and Hong Kong. Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 6%, as compared to the same prior-year quarter.

We strategically stagger new product launches by geographic markets, which may account for differences in regional sales growth.

COST OF SALES

The reduction in cost of sales reflects changes in product distribution, as well as the impact of our production and sourcing initiatives. The changes in product distribution, including the rollout of retail stores, acquisition of retail outlets of distributors and growth of our Internet business, favorably impacted cost of sales as these distribution channels have gross margins higher than the corporate average. In addition, our cost of sales reduction program had a favorable impact on gross margins of products offered by our newer acquisitions.

OPERATING EXPENSES

Operating expenses were 68.2% of net sales in both the current and prior-year quarter. Although new and modified distribution channels contribute to improved gross margins, they have higher operating expenses than our existing distribution. In spite of this impact, operating expenses before depreciation and amortization improved from 65.1% of net sales to 64.6%. Quarterly operating expenses are subject to the timing and type of advertising and promotional spending due to product launches and rollouts, as well as incremental advertising in select markets.

OPERATING INCOME

Operating income increased 10% or $9.1 million to $99.4 million as compared to the same prior-year quarter, which resulted in an operating margin of 9.6% in the current quarter versus 9.4% in the prior-year quarter. The increase in

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

operating income primarily related to higher net sales and production efficiencies, while margin increased primarily due to improved gross profits and operating expense efficiencies, partially offset by increased depreciation and amortization.

Product Categories

Operating income increased 10% and 19% in skin care and makeup, respectively, due primarily to strong new product offerings driving increases in net sales. The operating income related to fragrance products decreased from $0.9 million to $0.4 million primarily as a result of lower sales. We have discussed seasonal spending in the past, the effects of which are most closely related to our fragrance business. In a period of lower sales we will continue to spend on advertising and promotion for fragrance products, both to support new and existing products and to drive traffic to our counters in support of our other product categories. Although we had higher sales of hair care products, operating income decreased as we invested in our distribution channel, via acquisition of distributors and retail expansion, and increased spending to support new product introductions.

Geographic Regions

Operating income in the Americas increased 14% or $7.0 million to $56.2 million due to higher sales in the region, improved gross margins and operating expense efficiencies. In Europe, the Middle East & Africa, operating income increased 4% or $1.4 million to $34.5 million. Improved operating results in the United Kingdom and Spain were partially offset by lower results in France. Operating income from Jo Malone is also additive to the region. In Asia/Pacific, operating income increased 9% to $8.7 million as compared to $8.0 million. Higher net sales and operating expense efficiencies resulted in operating income improvements in Taiwan, Korea and Hong Kong.

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

EBITDA increased 14% to $136.9 million or 13.2% of net sales as compared to $120.3 million or 12.5% of net sales in the same prior-year quarter. The improvement in EBITDA is primarily attributable to sales growth and margin improvements.

INTEREST EXPENSE, NET

Net interest expense was $3.3 million for the three months ended March 31, 2000, as compared with $3.4 million in the same prior-year quarter. Our debt and cash positions are mostly unchanged; however, some cost savings have been achieved through our management of working capital and interest rates.

PROVISION FOR INCOME TAXES

The provision for income taxes represents federal, foreign, state and local income taxes. The effective rate for income taxes for the three months ended March 31, 2000 was 37% compared with 38% in the same prior-year quarter. These rates reflect the effect of state and local taxes, tax rates in certain foreign jurisdictions and certain nondeductible expenses. The decrease in the effective income tax rate as compared to the same prior-year quarter was principally attributable to implementing tax planning initiatives.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Nine Months Fiscal 2000 compared with Nine Months Fiscal 1999

NET SALES

Net sales increased 10% or $315.1 million to $3,367.9 million for the nine months ended March 31, 2000 as compared with the same prior-year period. Sales growth is primarily due to increased sales of skin care products and the domestic strength of fragrance product sales. Excluding the impact of foreign currency exchange rate changes, net sales increased 11%, mainly due to the strength of the U.S. dollar against certain European currencies.

Product Categories

Skin Care
Net sales of skin care products increased 12% or $126.9 million to $1,147.7 million. The international rollout of Resilience Lift and the worldwide introduction of Resilience Lift Eye Cream have contributed to net sales increases in the current year. Other new products such as Body Clinique and the Clinique Acne Solutions line are also being well received. The La Mer brand has more than doubled its sales this year in all regions on the strength of its original products as well as a newly added eye cream.

Makeup
Makeup product sales increased 8% or $93.0 million to $1,197.2 million supported by new and existing products, the addition of Stila and increased sales by MAC. During this fiscal year we introduced City Stick, Longstemmed Lashes and *magic by Prescriptives, as well as a variety of products in the Tommy Hilfiger line of color cosmetics. Successful existing products include ReNutriv All Day Lipstick. MAC has experienced great success through expansion of both traditional and retail distribution. These improvements are partially offset by lower sales of Indelible Lipstick and Smudgesicles, among others.

Fragrance
Net sales of fragrance products increased 9% or $73.6 million to $921.9 million. The increase is primarily attributable to the worldwide introduction of Freedom for him and Freedom for her, which were introduced this year. Donna Karan Cashmere Mist and DKNY Women have both contributed to sales improvements. These increases were partially offset by lower sales of previously launched Tommy Hilfiger products.

Hair Care
Sales of hair care products increased 28% or $17.6 million to $81.5 million due to growth of the Aveda hair care product line and refinements in the distribution channel. Improvements in distribution include a greater degree of selectivity with regard to salons that carry Aveda products and an increase in the number of company-owned retail stores.

Geographic Regions

Sales in the Americas increased 11% or $208.5 million to $2,091.7 million. This increase was driven by sales of new and existing products across all categories and growth in our newer brands. In Europe, the Middle East & Africa, net sales increased 5% or $39.0 million to $854.5 million. The increase was primarily the result of higher net sales in Italy, Spain, and the distributor and travel retail businesses. Excluding the impact of foreign currency translation, sales in Europe, the Middle East & Africa increased 12%. Net sales in Asia/Pacific increased 19% or $67.6 million to $421.7 million, reflecting increases in all regions, particularly Japan, Korea, Australia and Taiwan. Excluding the impact of foreign currency translation, Asia/Pacific sales grew 9% over the prior-year period.

COST OF SALES

Cost of sales for the nine months ended March 31, 2000 were 22.7% of net sales compared with 22.8% of net sales in the prior-year period. Cost of sales has been relatively consistent throughout the year reflecting production efficiencies, offset by growth in newer brands with higher product cost structures relative to our core brands. In the most recent quarter we have experienced improvements related to growth and change in our channels of distribution as well as the rollout of our production and sourcing initiative.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATING EXPENSES

Total operating expenses decreased to 64.8% of net sales for the nine months ended March 31, 2000, compared with 65.0% of net sales in the same prior-year period. This improvement primarily relates to operating expense efficiencies achieved and the growth of acquired companies, which have lower operating cost structures, partially offset by increased costs related to new/modified distribution channels, which are higher than traditional channels, as well as higher depreciation and amortization. Operating expenses are subject to the timing of advertising and promotional spending due to product launches and rollouts as well as incremental advertising in select markets.

OPERATING INCOME

Operating income increased 13% or $48.3 million to $422.0 million for the nine months ended March 31, 2000 as compared with the same prior-year period. Operating margins were 12.5% of net sales in the current period as compared to 12.2% in the same prior-year period. The increase in operating income and margins was due to higher net sales coupled with production and operational efficiencies achieved and the planned timing and execution of advertising and promotional spending.

Product Categories

Operating income increased in the skin care, makeup and fragrance categories by 17%, 12% and 11%, respectively, primarily due to sales growth. Hair care operating income is relatively flat as a result of increased spending, particularly in the most recent quarter, related to retail expansion, changes in distribution and support of new product introductions.

Geographic Regions

Operating income in the Americas increased 10% or $23.8 million to $256.1 million for the nine months ended March 31, 2000, primarily due to increases in skin care product sales, as well as the inclusion of operating results from recent acquisitions. In Europe, the Middle East & Africa, operating income increased 12% or $13.3 million to $121.9 million reflecting improved operating results in South Africa and the distributor and travel retail businesses. Improvements in these regions were partially offset by lower income in France. In Asia/Pacific, operating income increased 34% or $11.2 million to $44.0 million due to higher results in Japan, Taiwan, Australia and Korea.

EBITDA

EBITDA increased 15% to $529.8 million or 15.7% of net sales as compared to $462.4 million or 15.1% of net sales in the same prior-year period. The improvement in EBITDA is primarily attributable to sales growth as well as production and operating expense efficiencies achieved.

INTEREST EXPENSE, NET

Net interest expense was $13.9 million and $14.3 million for the nine months ended March 31, 2000 and 1999, respectively. Interest expense decreased as a result of our management of interest rates, partially offset by lower average invested cash balances.

PROVISION FOR INCOME TAXES

The provision for income taxes represents federal, foreign, state and local income taxes. The effective rate for income taxes for the nine months ended March 31, 2000 was 37% compared with 38% in the same prior-year period. These rates reflect the effect of state and local taxes, tax rates in certain foreign jurisdictions and certain nondeductible expenses. The decrease in the effective income tax rate is principally attributable to tax planning initiatives.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds are cash flow from operations, issuance of commercial paper, long-term borrowings and borrowings under committed credit lines provided by banks in the United States and abroad. We believe that these sources of funds will be adequate to support currently planned business operations, acquisitions and capital expenditures on both a near-term and long-term basis. At March 31, 2000, we had cash and cash equivalents of $367.6 million as compared to $347.5 million at June 30, 1999.

The classification of commercial paper as long-term debt in our balance sheet is based upon our intent and ability to refinance maturing commercial paper on a long-term basis. As of March 31, 2000 we had committed credit facilities in the amount of $750.0 million, of which none was used. We also had uncommitted credit facilities in the amount of $61.2 million, of which none was used. Total debt as a percentage of total capitalization (including short-term debt) was 22% at March 31, 2000 and 25% at June 30, 1999.

We currently have an effective shelf registration statement covering the potential issuance of up to $400.0 million in debt securities.

Net cash provided by operating activities was $344.6 million in the nine months ended March 31, 2000 as compared to $311.6 million in the same prior-year period. This favorable change in net cash provided by operating activities primarily reflects increased profitability. Net cash used for investing activities of $248.9 million during the nine months ended March 31, 2000 reflects capital expenditures, the acquisitions of Stila and Jo Malone, and the ongoing acquisition of certain Aveda distributors in the United States and the United Kingdom as well as certain Aveda retail stores. Net cash used for financing activities of $68.6 million principally reflects dividends and payments to acquire treasury stock.

In April 2000, the Company announced its intention to acquire the business of Gloss.com, Inc., an Internet beauty site, for cash.

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

Foreign Exchange Risk Management

We enter into forward exchange contracts to hedge purchases, receivables and payables denominated in foreign currencies for periods consistent with our identified exposures. Gains and losses related to qualifying hedges of these exposures are deferred and recognized in operating income when the underlying hedged transaction occurs. We also enter into purchased foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. Any gains realized on such options that qualify as hedges are deferred and recognized in operating income when the underlying hedged transaction occurs. Premiums on foreign currency options are amortized over the period being hedged. Foreign currency transactions, which do not qualify as hedges, are marked to market on a current basis with gains and losses recognized through income and reflected in operating expenses. In addition, any previously deferred gains and losses on hedges, which are terminated prior to the transaction date, are recognized in current income when the hedge is terminated. The contracts have varying maturities with none exceeding 24 months.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


As a matter of policy, we only enter into contracts with counterparties that have at least an "A" (or equivalent) credit rating. The counterparties to these contracts are major financial institutions. We do not have significant exposure to any one counterparty. Our exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized gains attributable to the contracts. Management believes risk of loss is remote and in any event would not be material. Costs associated with entering into these contracts have not been material to our financial results. At March 31, 2000, we had contracts to exchange foreign currencies in the form of purchased currency options and forward exchange contracts in the amount of $24.3 million and $212.9 million, respectively. Foreign currencies exchanged under these contracts are principally the Euro, Japanese yen, Swiss franc and British pound.

Interest Rate Risk Management

We have entered into interest rate swaps to exchange floating rate for fixed rate interest payments periodically over the life of the agreements. Amounts currently due to or from interest rate swap counterparties are recorded in interest expense in the period in which they accrue. At December 31, 1999, we had interest rate swap agreements outstanding with a notional principal amount of $200.0 million. On February 2, 2000 we terminated $66.0 million of our $200.0 million interest rate swap at a gain. In order to maintain interest rate protection, we used a portion of the proceeds to purchase an interest rate cap set at the same rate as the previously terminated interest rate swap.

Market Risk

There have been no significant changes in market risk since June 30, 1999 that would have a material effect on our calculated value-at-risk exposure, as disclosed in the annual report on Form 10-K for the year ended June 30, 1999.

INTERNET

Our strategic goals for the Internet are to enhance our brand equities, to reach new consumers, to forge deeper relationships with existing consumers and to strengthen our business through our traditional retailers. The strategy includes a planned launch of a multi-brand website offering products from our portfolio, specially designed sites which will be available through the e-commerce sites of retailers who meet specific requirements and individual sites for our brands. Certain of these sites are under development and we currently have seven websites that educate and inform consumers about specific brands. Three of the existing sites - clinique.com, origins.com and bobbibrown.com - have e-commerce capabilities, either directly or through one of our retail customers. Our planned acquisition of Gloss.com, Inc. will allow us to accelerate the implementation of this strategy. Our Internet sales are currently limited to consumers in the United States and, during the three and nine months ended March 31, 2000, such sales have not been significant. The initial impact of our overall Internet strategy on earnings is expected to be immaterially dilutive and accretive thereafter.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Information

We and our representatives from time to time make written or oral forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission and in our reports to stockholders. The words and phrases "will likely result," "expects," "believes," "will continue," "is anticipated," "estimates," "projects" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, our expectations regarding sales, earnings or other future financial performance and liquidity, product introductions, entry into new geographic regions, new methods of sale and future operations or operating results. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot assure that actual results will not differ materially from our expectations. Factors that could cause actual results to differ from expectations include, without limitation:

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

           (xi)  changes in product mix to products  which are less  profitable;
           and,

           (xii) our ability to integrate acquired businesses and realize value therefrom.

We assume no responsibility to update forward-looking statements made herein or otherwise.

                         THE ESTEE LAUDER COMPANIES INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                               March 31            June 30
                                                                                                 2000                1999
                                                                                                 ----                ----
                                                                                              (Unaudited)
                                                                                                        (In millions)
                                    ASSETS


Current Assets
Cash and cash equivalents...............................................................       $  367.6            $  347.5
Accounts receivable, net................................................................          606.9               533.7
Inventory and promotional merchandise, net..............................................          444.9               513.0
Prepaid expenses and other current assets...............................................          188.8               176.0
                                                                                               --------            --------
     Total current assets...............................................................        1,608.2             1,570.2
                                                                                               --------            --------

Property, Plant and Equipment, net......................................................          438.1               383.6
                                                                                               --------            --------

Other Assets
Investments, at cost or market value....................................................           56.6                35.5
Deferred taxes..........................................................................           59.9                63.6
Goodwill, net ..........................................................................          664.2               557.9
Other intangible assets, net............................................................           36.1                50.6
Other assets, net.......................................................................           93.6                85.3
                                                                                               --------            --------
     Total other assets.................................................................          910.4               792.9
                                                                                               --------            --------
              Total assets..............................................................       $2,956.7            $2,746.7
                                                                                               ========            ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Short-term debt.........................................................................       $    7.0            $    6.6
Accounts payable........................................................................          189.0               223.1
Accrued income taxes....................................................................           98.2                87.6
Other accrued liabilities...............................................................          559.0               544.9
                                                                                               --------            --------
     Total current liabilities..........................................................          853.2               862.2
                                                                                               --------            --------

Noncurrent Liabilities
Long-term debt..........................................................................          421.5               422.5
Other noncurrent liabilities............................................................          198.0               177.5
                                                                                               --------            --------
     Total noncurrent liabilities.......................................................          619.5               600.0
                                                                                               --------            --------


$6.50 Cumulative Redeemable Preferred Stock, at redemption value........................          360.0               360.0
                                                                                               --------            --------

Stockholders' Equity
Common stock,  $.01 par value;  650,000,000  shares Class A  authorized,  shares issued 124,894,668 at March 31, 2000 and 123,936,464 at June 30, 1999;
   240,000,000 shares Class B authorized, shares issued and outstanding 113,679,334.....            2.4                 2.4
Paid-in capital.........................................................................          232.9               211.6
Retained earnings.......................................................................          969.1               766.2
Accumulated other comprehensive income..................................................          (49.7)              (44.3)
                                                                                               --------            --------
                                                                                                1,154.7               935.9
Less: Treasury stock, at cost; 876,980 Class A shares at March 31, 2000
   and 455,306 at June 30, 1999.........................................................          (30.7)              (11.4)
                                                                                               --------            --------
     Total stockholders' equity.........................................................        1,124.0               924.5
                                                                                               --------            --------
              Total liabilities and stockholders' equity................................       $2,956.7            $2,746.7
                                                                                               ========            ========


                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                         Nine Months Ended
                                                                                                              March 31
                                                                                                       --------------------
                                                                                                        2000          1999
                                                                                                        ----          ----
                                                                                                           (In millions)

 Cash Flows from Operating Activities
   Net earnings...............................................................................     $   256.9      $  222.5
   Adjustments to reconcile net earnings to net cash
     flows provided by operating activities:
       Depreciation and amortization..........................................................          94.5          75.4
       Amortization of purchased royalty rights...............................................          13.3          13.3
       Deferred income taxes..................................................................          (9.0)          0.1
       Non-cash stock compensation............................................................           1.4           -
   Changes in operating assets and liabilities:
       Increase in accounts receivable, net...................................................         (82.4)       (107.9)
       Decrease in inventory and promotional merchandise......................................          68.1         102.8
       Increase in other assets...............................................................         (32.0)        (17.6)
       Decrease in accounts payable...........................................................         (34.4)        (54.7)
       Increase in accrued income taxes.......................................................          22.8          22.5
       Increase in other accrued liabilities..................................................          24.0          45.5
       Increase in other noncurrent liabilities...............................................          21.4           9.7
                                                                                                   ---------      --------
         Net cash flows provided by operating activities......................................         344.6         311.6
                                                                                                   ---------      --------

Cash Flows from Investing Activities
   Acquisition of businesses, net of cash acquired............................................        (125.7)        (75.0)
   Capital expenditures.......................................................................        (121.3)        (82.6)
   Purchase of long-term investments..........................................................          (4.9)         (5.8)
   Proceeds from the disposition of long-term investments.....................................           3.0             -
                                                                                                   ---------      --------
         Net cash flows used for investing activities.........................................        (248.9)       (163.4)
                                                                                                   ---------      --------

Cash Flows from Financing Activities
   Decrease in short-term debt................................................................          (0.4)         (6.5)
   Repayments of long-term debt...............................................................          (3.5)         (3.0)
   Net proceeds from employee stock transactions..............................................          12.0          12.8
   Payments to acquire treasury stock.........................................................         (23.6)        (12.7)
   Dividends paid.............................................................................         (53.1)        (47.7)
                                                                                                   ---------      --------
         Net cash flows used for financing activities.........................................         (68.6)        (57.1)
                                                                                                   ---------      --------

Effect of Exchange Rate Changes on Cash and Cash Equivalents..................................          (7.0)          1.5
                                                                                                   ---------      --------

   Net Increase in Cash and Cash Equivalents..................................................          20.1          92.6
   Cash and Cash Equivalents at Beginning of Period...........................................         347.5         277.5
                                                                                                   ---------      --------
   Cash and Cash Equivalents at End of Period.................................................     $   367.6      $  370.1
                                                                                                   =========      ========


Supplemental disclosures of cash flow information:

   Cash paid during the period for:
       Interest ..............................................................................     $    21.4      $   21.9
                                                                                                   =========      ========
       Income taxes...........................................................................     $   126.6      $  103.4
                                                                                                   =========      ========
   Non-cash items:
       Tax benefit from exercise of stock options.............................................     $    11.4      $   11.2
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

Net Earnings Per Common Share

For the three and nine month periods ended March 31, 2000 net earnings per common share amounts ("basic EPS") were computed by dividing net earnings, after deducting preferred stock dividends on the Company's $6.50 Cumulative Redeemable Preferred Stock, by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions) and excluded any potential dilution. Net earnings per common share amounts assuming dilution ("diluted EPS") were computed by reflecting potential dilution from the exercise of stock options.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

                                                                         Three Months Ended         Nine Months Ended
                                                                               March 31                  March 31
                                                                        ----------------------    ---------------------
                                                                          2000          1999        2000         1999
                                                                          ----          ----        ----         ----
                                                                                           (Unaudited)
                                                                              (In millions, except per share data)

Numerator:
Net earnings..................................................          $  60.4       $ 53.6      $ 256.9       $ 222.5
Preferred stock dividends.....................................              5.9          5.9         17.6          17.6
                                                                        -------       ------      -------       -------
Net earnings attributable to common stock.....................          $  54.5       $ 47.7      $ 239.3       $ 204.9
                                                                        =======       ======      =======       =======

Denominator:
Weighted average common shares outstanding - Basic............            238.0        237.0        237.7         236.8
Effect of dilutive securities: Stock options..................              4.8          4.8          4.8           3.9
                                                                        -------       ------      -------       -------
Weighted average common shares outstanding - Diluted..........            242.8        241.8        242.5         240.7
                                                                        =======       ======      =======       =======

Net earnings per common share:
Basic EPS.....................................................          $   .23       $  .20      $  1.01       $   .87
                                                                        =======       ======      =======       =======
Diluted EPS...................................................          $   .22       $  .20      $   .99       $   .85
                                                                        =======       ======      =======       =======

As of March 31, 2000 options to purchase 6.9 million shares of common stock were not included in the computation of diluted EPS because the exercise price of those options were greater than the average market price of the common stock. The options were still outstanding at the end of the period.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Accounts Receivable

Accounts receivable is stated net of allowances for doubtful accounts and retail customer deductions of $35.4 million and $36.0 million as of March 31, 2000 and June 30, 1999, respectively.

Inventory and Promotional Merchandise

Inventory and promotional merchandise only include inventory considered saleable or usable in future periods, and are stated at the lower of cost or market, with cost being determined on the first-in, first-out method. Promotional merchandise is charged to expense at the time the merchandise is shipped to the Company's customers.


                                                                          March 31          June 30
                                                                            2000              1999
                                                                            ----              ----
                                                                         (Unaudited)
                                                                                 (In millions)

        Inventory and promotional merchandise consists of:
           Raw materials.........................................         $   98.6          $ 128.3
           Work in process.......................................             18.6             22.6
           Finished goods........................................            255.7            238.7
           Promotional merchandise...............................             72.0            123.4
                                                                          --------          -------
                                                                          $  444.9          $ 513.0
                                                                          ========          =======


Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation. For financial statement purposes, depreciation is provided principally on the straight-line method over the estimated useful lives of the assets ranging from 3 to 40 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the life of the respective lease or the expected useful life of the improvement.

                                                                           March 31          June 30
                                                                            2000               1999
                                                                            ----               ----
                                                                         (Unaudited)
                                                                                 (In millions)
         Land   .................................................         $   13.0          $  13.0
         Buildings and improvements..............................            129.9            129.9
         Machinery and equipment.................................            467.1            432.0
         Furniture and fixtures..................................             85.7             71.7
         Leasehold improvements..................................            214.0            153.2
                                                                          --------          -------
                                                                             909.7            799.8
         Less accumulated depreciation and amortization..........           (471.6)          (416.2)
                                                                          --------          -------
                                                                          $  438.1          $ 383.6
                                                                          ========          =======

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

Comprehensive income and its components, net of tax, are as follows:

                                                                         Three Months Ended           Nine Months Ended
                                                                              March 31                     March 31
                                                                      ------------------------      ---------------------
                                                                        2000            1999           2000         1999
                                                                        ----            ----           ----         ----
                                                                                             (Unaudited)
                                                                                            (In millions)
Net earnings..............................................             $ 60.4          $ 53.6        $ 256.9       $222.5
                                                                       ------          ------        -------       ------

Other comprehensive income:
     Net unrealized investment gains (losses).............                5.2             0.2           11.5         (0.1)
     Translation adjustments..............................              (15.8)          (19.3)         (16.9)         6.8
                                                                       ------          ------         ------       ------

     Other comprehensive income...........................              (10.6)          (19.1)          (5.4)         6.7
                                                                       ------          ------         ------       ------

Comprehensive income......................................             $ 49.8          $ 34.5        $ 251.5       $229.2
                                                                       ======          ======        =======       ======

NOTE 3 - ACQUISITION OF BUSINESSES

In October 1999, the Company acquired Jo Malone Limited, a London-based marketer of prestige skin care and fragrance products, for cash.

At various times during fiscal 2000 the Company acquired businesses engaged in the distribution and retail sale of Aveda products in the United States and the United Kingdom.

In August 1999, the Company acquired the business of Stila Cosmetics, Inc., a manufacturer and marketer of prestige makeup products, for cash.

The aggregate purchase price for these transactions, which includes acquisition costs, was approximately $126.1 million and each transaction has been accounted for using the purchase method of accounting. Accordingly, the results of operations of these acquired businesses are included in the accompanying consolidated financial statements since their respective dates of acquisition. Pro-forma results of operations as if these acquisitions had been completed as of July 1, 1999 have not been presented as the impact on the Company's results of operations would not have been material.

In April 2000, the Company announced its intention to acquire the business of Gloss.com, Inc., an Internet beauty site, for cash.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - SEGMENT DATA AND RELATED INFORMATION

Reportable operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company evaluates segment performance based upon net sales and operating income. Operating income represents earnings before income taxes and net interest expense. The accounting policies for each of the reportable segments are substantially the same as those for the consolidated financial statements, as described in the summary of significant accounting policies footnote, included in the June 30, 1999 annual report on Form 10-K. There has been no significant variance in the total or long-lived asset values associated with each segment since June 30, 1999.

                                                                            Three Months Ended         Nine Months Ended
                                                                                 March 31                   March 31
                                                                          ---------------------     -----------------------
                                                                            2000         1999           2000         1999
                                                                            ----         ----           ----         ----
                                                                                             (Unaudited)
                                                                                            (In millions)
SEGMENT DATA
   Net Sales:
      Skin Care........................................................   $   404.5    $  374.9     $ 1,147.7      $1,020.8
      Makeup...........................................................       420.1       381.8       1,197.2       1,104.2
      Fragrance........................................................       180.8       183.0         921.9         848.3
      Hair Care........................................................        28.6        21.0          81.5          63.9
      Other............................................................         5.1         4.1          19.6          15.6
                                                                          ---------    --------     ---------      --------
                                                                          $ 1,039.1    $  964.8     $ 3,367.9      $3,052.8
                                                                          =========    ========     =========      ========
   Operating Income:
      Skin Care........................................................   $    49.6    $   45.0     $   177.5      $  152.3
      Makeup...........................................................        47.5        40.0         142.7         127.4
      Fragrance........................................................         0.4         0.9          93.4          84.0
      Hair Care........................................................         2.0         3.2           8.8           8.7
      Other............................................................        (0.1)        1.2          (0.4)          1.3
                                                                          ---------    --------     ---------      --------
                                                                               99.4        90.3         422.0         373.7
      Reconciliation:
         Interest expense, net.........................................         3.3         3.4          13.9          14.3
                                                                          ---------    --------     ---------      --------
      Earnings before income taxes.....................................   $    96.1    $   86.9     $   408.1      $  359.4
                                                                          =========    ========     =========      ========


REGIONAL DATA
   Net Sales:
      The Americas.....................................................   $   659.4    $  603.9     $ 2,091.7      $1,883.2
      Europe, the Middle East & Africa.................................       247.1       242.5         854.5         815.5
      Asia/Pacific.....................................................       132.6       118.4         421.7         354.1
                                                                          ---------    --------     ---------      --------
                                                                          $ 1,039.1    $  964.8     $ 3,367.9      $3,052.8
                                                                          =========    ========     =========      ========
   Operating Income:
      The Americas.....................................................   $    56.2    $   49.2     $   256.1      $  232.3
      Europe, the Middle East & Africa.................................        34.5        33.1         121.9         108.6
      Asia/Pacific.....................................................         8.7         8.0          44.0          32.8
                                                                          ---------    --------     ---------      --------
                                                                          $    99.4    $   90.3     $   422.0      $  373.7
                                                                          =========    ========     =========      ========


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

In February 2000, the Company and eight other manufacturers of cosmetics (the "Manufacturer Defendants") were named as defendants in a consolidated class action lawsuit that had been pending in the Superior Court of the State of California in Marin County. The plaintiffs purport to represent a class of all California residents who purchased prestige cosmetic products at retail for personal use from a number of department stores that sold such products in California (the "Department Store Defendants"). Plaintiffs filed their initial actions against the Department Store Defendants in May 1998. In April 2000, the plaintiffs' counsel notified the Company of their intention to amend the complaint to allege that the Department Store Defendants and the Manufacturer Defendants conspired to fix and maintain retail prices and to limit the supply of prestige cosmetic products sold by the Department Store Defendants in violation of California state law. The plaintiffs are seeking, among other things, treble damages, equitable relief, attorneys' fees, interest and costs. At this time, the amended complaint has not been filed, and no discovery against the Company has been commenced. However, the Company intends to vigorously defend itself. While no assurance can be given as to the ultimate outcome of this lawsuit, based on preliminary investigation, management believes that the case will not have a material adverse effect on the Company's financial position.


Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits--


           27.1  Financial Data Schedule


(b) Reports on Form 8-K -- There were no reports on Form 8-K for the three months ended March 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        THE ESTEE LAUDER COMPANIES INC.



Date:  April 25, 2000                       by:/s/Robert J. Bigler
                                         ---------------------------
                                               Robert J. Bigler
                                             Senior Vice President
                                          and Chief Financial Officer
                                           (Principal Financial and
                                              Accounting Officer)

                        THE ESTEE LAUDER COMPANIES INC.

                               INDEX TO EXHIBITS

Exhibit
Number         Description
-------        -----------

27.1           Financial Data Schedule