Form 10-K
period 2000-06-30
ESTEE LAUDER COMPANIES INC
filed 2000-09-18
CIK 1001250

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549-1004
                           ---------------------------
                                    FORM 10-K


(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended June 30, 2000      Commission file number 1-14064

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

Class A Common Stock, $.01     ____________________      New York Stock Exchange
par value

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's voting common equity held by nonaffiliates of the registrant was approximately $4.38 billion at September 15, 2000.*

At September 15, 2000, 124,241,335 shares of the registrant's Class A Common Stock, $.01 par value, and 113,679,334 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding.

                       Documents Incorporated by Reference

              Document                                   Where Incorporated
              --------                                   ------------------

Proxy Statement for Annual Meeting of                         Part III
Stockholders to be held November 9, 2000

* Calculated by excluding all shares held by executive officers and directors of registrant and certain trusts without conceding that all such persons are "affiliates" of registrant for purposes of the Federal securities laws.
================================================================================

Forward-Looking Statements

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, our expectations regarding sales, earnings or other future financial performance and liquidity, product introductions, entry into new geographic regions, information systems initiatives, new methods of sale and future operations or operating results. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot assure that actual results will not differ materially from our expectations. Factors that could cause actual results to differ from expectations are described herein, in particular, see "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Information".

                                     PART I

Item 1.  Business.

The Estee Lauder Companies Inc., founded in 1946 by Estee and Joseph Lauder, is one of the world's leading manufacturers and marketers of quality skin care, makeup, fragrance and hair care products. Our products are sold in over 120 countries and territories under the following well-recognized brand names: Estee Lauder, Clinique, Aramis, Prescriptives, Origins, M.A.C, Bobbi Brown essentials, La Mer, jane, Aveda, Stila, Jo Malone and Bumble and bumble. We are also the global licensee for fragrances and cosmetics sold under the Tommy Hilfiger, Donna Karan and Kate Spade brands. Each brand is distinctly positioned within the cosmetics market.

We are a pioneer in the cosmetics industry and believe we are a leader in the industry due to the global recognition of our brand names, our leadership in product innovation, our strong market position in key geographic markets and the consistently high quality of our products. We sell our products principally through limited distribution channels to complement the images associated with our brands. These channels, encompassing over 10,000 points of sale, consist primarily of upscale department stores, specialty retailers, upscale perfumeries and pharmacies and, to a lesser extent, free-standing company stores, stores on cruise ships, in-flight and duty free shops. We believe that our strategy of pursuing limited distribution strengthens our relationships with retailers, enables our brands to be among the best selling product lines at the stores and heightens the aspirational quality of our brands. With the acquisitions of jane and Aveda in fiscal 1998, we broadened our distribution to include new channels, namely self-select outlets and salons. In November 1998, we began selling products directly to consumers over the Internet. We now offer Clinique, Origins, Bobbi Brown essentials and M.A.C products on-line, and we are developing e-commerce capabilities for several of our other brands.

In fiscal 2000, we acquired Stila, principally a line of prestige makeup products, Jo Malone Ltd., a London-based skin care and fragrance company, and a majority equity interest in Bumble and bumble, a salon and hair care products business. In addition, we obtained an exclusive worldwide license to manufacture, market and sell Kate Spade beauty products. We also acquired gloss.com, an Internet beauty site, as part of our strategy to use the Internet to benefit our overall business. In August 2000, we formed a joint venture with Chanel, Inc. and Clarins (U.S.A.) Inc. to re-launch the gloss.com website as a multi-brand site, initially featuring select brands from each of the participating companies.

We have been controlled by the Lauder family since the founding of our company. Members of the Lauder family, some of whom are directors, executive officers, and/or employees, beneficially own, directly or indirectly, as of September 15, 2000, shares of Class A Common Stock and Class B Common Stock having approximately 92.1% of the outstanding voting power of the Common Stock.

Unless the context requires otherwise, references to "we", "us", "our" and the "Company" refer to The Estee Lauder Companies Inc. and its subsidiaries.

Products

         Skin Care - Our broad range of skin care products addresses various skin care needs for women and men. These products include moisturizers, creams, lotions, cleansers, sun screens and self tanning products, a number of which are developed for use on particular areas of the body, such as the face, the hands or the eyes. Skin care products accounted for approximately 36% of our net sales in fiscal 2000.

         Makeup - We manufacture, market and sell a full array of makeup products including lipsticks, mascaras, foundations, eyeshadows, nail polishes and powders. Many of the products are offered in an extensive array of shades and colors. We also sell related items such as compacts, brushes and other makeup tools. Makeup products accounted for approximately 36% of our net sales in fiscal 2000.

         Fragrance - We offer a variety of fragrance products for women and men. The fragrances are sold in various forms, including eau de parfum sprays and colognes, as well as lotions, powders, creams and soaps that are based on a particular fragrance. Fragrance products accounted for approximately 25% of our net sales in fiscal 2000.

         Hair Care - We increased the range and depth of our hair care product offerings with the acquisition of the Aveda business in December 1997 and a majority equity interest in Bumble and bumble in June 2000. Hair care products are offered mainly in salons and in free-standing retail stores and include styling products, shampoos, conditioners and finishing sprays. In fiscal 2000, hair care products accounted for approximately 3% of net sales.

Given the personal nature of our products and the wide array of consumer preferences and tastes, as well as competition for the attention of consumers, our strategy has been to market and promote our products through distinctive brands seeking to address broad preferences and tastes. Each brand has a single global image that is promoted with consistent logos, packaging and advertising designed to enhance its image and differentiate it from other brands.

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

         Clinique - First introduced in 1968, Clinique skin care and makeup products are all allergy tested and 100% fragrance free and have been designed to address individual skin types and needs. The products are based on the research and related expertise of leading dermatologists. Clinique skin care products are generally marketed as part of the 3-Step System: Cleanse, Exfoliate, Moisturize. Since autumn 1997, we have been broadening Clinique's product offerings by adding new fragrances and hair care products. Since November 1998, we have been selling Clinique products directly to consumers over the Internet.

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

         Origins - Origins, our most recent internally-developed brand, was introduced in 1990. It is positioned as a plant-based cosmetics line of skin care, makeup and aromatherapy products that combine time-tested botanical ingredients with modern science to promote total well-being. Origins sells its products through stand-alone Origins stores, stores-within-stores (which are designed to replicate the Origins store environment within a department store), at traditional retail counters and directly to consumers over the Internet.

         Tommy Hilfiger - We have an exclusive global license arrangement to develop and market men's and women's fragrances and cosmetics under the Tommy Hilfiger brand. We launched the line in 1995 with a men's fragrance, "tommy". Today, we manufacture and sell a variety of fragrances for men and women, as well as skin care, makeup and hair care products under the license. These fragrances, together with our complementary line of face, body and hair products, are available at traditional department store counters as well as "tommy's shops", separate areas within department stores dedicated to promoting all of our Tommy Hilfiger licensed products.

         M.A.C - M.A.C products comprise a broad line of color-oriented, professional cosmetics and professional makeup tools targeting makeup artists and fashion-conscious consumers. The products are sold through a limited number of department and specialty stores, at stand-alone M.A.C stores and, beginning in July 2000, directly to consumers over the Internet. We acquired Make-Up Art Cosmetics Limited, the manufacturer of M.A.C products, in three stages; in December 1994, March 1997 and February 1998.

         Bobbi Brown essentials - In October 1995, we acquired the Bobbi Brown essentials line of color cosmetics, professional makeup brushes and skin care products. Bobbi Brown products are manufactured to our specifications, primarily by third parties, and sold through a limited number of department and specialty stores and directly to consumers over the Internet.

         La Mer - La Mer products consist of moisturizing creams, lotions, cleansers, toners and other skin care products. The line, which is available in very limited distribution in the United States and certain other countries, is an extension of the initial Creme De La Mer product that we acquired in 1995.

         jane - In October 1997, we acquired Sassaby, Inc., the owner of the jane brand of color cosmetics targeted to young consumers. We recently launched jane goodskin, a line of youth oriented skin care products. jane products are currently distributed only in the United States through the self-select distribution channel.

         Donna Karan Cosmetics- In November 1997, we obtained the exclusive global license to develop and market a line of fragrances and other cosmetics under the Donna Karan New York and DKNY trademarks. We are continuing to market and sell certain products that were originally sold by The Donna Karan Company. We launched the first DKNY women's fragrance under the license in fiscal 2000.

         Aveda - We acquired the Aveda business in December 1997 and have since acquired select distributors and retail stores. Aveda, a prestige hair care leader, is a manufacturer and marketer of plant-based hair, skin, makeup and body care products. Aveda products are available through third-party distributors and directly to consumers at prestige salons and spas, stand-alone Aveda Environmental Lifestyle stores and Aveda Institutes.

         Stila - In August 1999, we acquired the business of Los-Angeles-based Stila Cosmetics, Inc. Stila is known for its stylish, wearable makeup products and eco-friendly packaging and has developed a following among young, fashion-forward consumers. Stila products are currently available in limited distribution in the United States and certain foreign countries.

         Jo Malone - We acquired London-based Jo Malone Limited in October 1999. Jo Malone is known for its prestige skin care, fragrance and hair care products showcased at its flagship store in London. Products are also available through a company catalogue and at a very limited group of specialty stores in the United States and Canada.

         Bumble and bumble - In June 2000, we acquired a majority equity interest in Bumble and Bumble Products, LLC, a marketer and distributor of quality hair care products, and Bumble and Bumble, LLC, operator of a premier hair salon in New York City. Bumble and bumble styling and other hair care products are distributed to top-tier salons and select specialty stores. The founder and two of his partners own the remaining equity interests and will continue to manage the domestic operations.

In addition to the foregoing brands, we manufacture and sell Kiton fragrances as a licensee. We recently became the global licensee for Kate Spade products, and we expect the first products in the Kate Spade line to be launched in fiscal 2002. These products are marketed separately from our other brands.

Distribution

We sell our products principally through limited distribution channels to complement the images associated with our core brands. These channels include more than 10,000 points of sale in over 120 countries and territories and consist primarily of upscale department stores, specialty retailers, upscale perfumeries and pharmacies and, to a lesser extent, free-standing company stores and spas, stores on cruise ships, in-flight and duty-free shops.

We maintain a dedicated sales force which sells to our retail accounts in North America and in the major overseas markets, such as Western Europe and Japan. We have wholly-owned operations in over 30 countries through which we market, sell and distribute our products. In certain markets, we sell our products through selected local distributors under contractual arrangements designed to protect the image and position of the brands. In addition, we sell certain products in selected domestic and international military locations, and over the Internet.

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

With the acquisitions of jane and Aveda in fiscal 1998, we broadened our distribution to include new channels, namely self-select outlets and salons. jane products are currently sold only in the United States in approximately 16,500 points of sale, including mass merchandise stores, drug stores and specialty stores. We principally sell Aveda products to independent salons, Aveda Environmental Lifestyle stores and to third-party distributors, which resell such products mainly to independent salons. There are currently about 10,000 salons, primarily in the United States, that sell Aveda products.

As part of our strategy to diversify our distribution, primarily in the United States, we have been expanding the number of single-brand, free-standing stores that we own and operate. The Origins, Aveda and M.A.C brands are the primary focus for this method of distribution. To date, we operate approximately 240 single-brand, free-standing stores and expect that number to increase to 400 to 500 over the next several years.

Beginning with the launch of e-commerce capabilities in November 1998, we have been selling products directly to consumers over the Internet. As of September 1, 2000, Clinique, M.A.C, Origins and Bobbi Brown essentials products are being sold directly to consumers in the United States and Canada over the Internet. For a summary of our Internet strategy, see "Internet" within "Item 7.
- Management's Discussion and Analysis of Financial Condition and Results of Operations".

As is customary in the cosmetics industry, our practice is to accept returns of our products from retailers. In accepting returns, we typically provide a credit to the retailer against sales and accounts receivable from that retailer on a dollar-for-dollar basis. In recognition of this practice, and in accordance with generally accepted accounting principles, we report sales levels on a net basis, which is computed by deducting the amount of actual returns received and an amount established for anticipated returns from gross sales. As a percent of gross sales, returns were 4.4% in fiscal 2000, 5.0% in fiscal 1999 and 4.4% in fiscal 1998.

Customers

Our strategy has been to build strong strategic relationships with selected retailers globally. Senior management works with executives of our major retail accounts on a regular basis, and we believe we are viewed as an important supplier to these customers.

Customers affiliated with Federated Department Stores, Inc. (e.g., Bloomingdale's, Burdines, Macy's and Rich's/Lazarus) accounted for 11%, 11% and 12% of net sales in each of the fiscal years ended June 30, 2000, 1999 and 1998, respectively. For the same fiscal years, The May Department Stores Company (e.g., Foley's, Lord & Taylor and Robinsons-May) accounted for 10%, 11% and 10% of our net sales, respectively.

Marketing

Our marketing strategy is built around our vision statement: "Bringing the Best to Everyone We Touch." Mrs. Estee Lauder formulated this marketing philosophy to provide high quality service and products as the foundation for a solid and loyal consumer base.

Our marketing efforts focus principally on promoting the quality and benefits of our products. Each of our brands is distinctively positioned, has a single global image, and is promoted with consistent logos, packaging and advertising designed to enhance its image and differentiate it from other brands. In recent years, we have increased our emphasis on media advertising while decreasing the level of promotional spending as a percentage of sales. We regularly advertise our products on television and radio, in upscale magazines and prestigious newspapers and through direct mail and photo displays at international airports. Promotional activities and in-store displays are designed to introduce existing consumers to different products in the line and to attract new consumers. Our marketing efforts also benefit from cooperative advertising programs with retailers, some of which are supported by coordinated promotions, such as "gift with purchase" and "purchase with purchase". At in-store counters, sales representatives offer personal demonstrations to market individual products as well as to provide education on basic skin care and makeup application. We conduct extensive sampling programs, and we pioneered "gift with purchase" as a sampling program. We believe that the quality and perceived benefits of sample products have been effective inducements in selling products to new and existing consumers.

Starting with the launch of the Clinique website in 1996, we have used the Internet to educate and inform consumers about certain of our brands. Currently, there are nine single-brand marketing sites, four of which have e-commerce capabilities. gloss.com, the Company's majority-owned, multi-brand marketing and e-commerce site is expected to be re-launched in the third quarter of fiscal 2001.

The majority of our creative marketing work is done by in-house creative teams. The creative staff designs and produces the sales materials, advertisements and packaging for all products in the brand. Total advertising and promotional expenditures were $1,195.8 million, $1,100.8 million and $1,027.8 for fiscal 2000, 1999 and 1998, respectively. In addition, our products receive extensive editorial coverage in prestige publications and other media worldwide.

Our marketing and sales executives spend considerable time in the field meeting with consumers and key retailers, checking activities of competitors and consulting with sales representatives at the points of sale. These include Estee Lauder Beauty Advisors, Clinique Consultants, Aramis Selling Specialists, Prescriptives Analysts and Origins Guides.

Management Information Systems

Management information systems provide order processing, production and financial support for our business. We have a sales analysis system to track weekly sales by stock keeping unit at retail sales locations (i.e., sell-through data). The system is currently tracking sell-through data for almost all units of Estee Lauder, Clinique, Aramis, Prescriptives, Origins, M.A.C, Bobbi
Brown essentials, Donna Karan, Tommy Hilfiger and La Mer products shipped to customers in the United States and Canada. The increased understanding of consumer preferences gained from sell-through data enables us to coordinate more effectively our product development, manufacturing and marketing strategies. We have implemented similar systems in other countries.

We have established automated replenishment arrangements with a number of our key customers in the United States and Canada. These arrangements enable us to replenish inventories for individual points of sale automatically, with minimal paperwork. Customer orders for a substantial majority of sales of Estee Lauder, Clinique and Prescriptives products in the United States are placed through automated replenishment systems.

We have a proprietary inventory management system which tracks inventory at the stock keeping unit level in a significant number of our international locations. This system results in improved inventory control and disposition for both existing products and new product launches. We also have designed and implemented a data warehouse for our domestic business that captures shipping, sell-through and inventory data. This system has resulted in streamlined and standardized reporting as well as timely and accurate retail sales and marketing information.

The use of sell-through data combined with the implementation of automated replenishment systems, inventory management systems and data warehousing has resulted in increased sales, fewer out-of-stocks and reduced retail inventories. We expect that these systems will continue to provide inventory and sales efficiencies.

We have developed a system that provides tools to plan, monitor, and analyze our promotional business and its processes on both an individual brand and corporate basis. Marketing and sales professionals currently utilize this system to promote Estee Lauder, Clinique and Origins products in the United States and Canada. The system helped us reduce costs, improve return on investment and maximize the impact of our promotional activities. The system was the model for an International Promotional System prototype, which we rolled out in fiscal 2000 for a test period in select markets. In fiscal 2001 we expect to roll the system out to additional regions.

We recently have introduced our corporate Extranet which is designed to provide our customers real-time order status throughout the procurement cycle. Customers have begun to use this system to track their orders as they move through the fulfillment process. The Extranet is viewed as a valued-added customer service by these retailers and we expect to experience fewer billing discrepancies and fewer customer deductions as a result.

For a discussion of our development of websites designed to market and sell our products, in addition to a venture to develop a multi-brand site, refer to the "Internet" section within "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations".

Through the first half of fiscal 2000, we devoted resources to Year 2000 issues including the review of, and, where necessary, the modification of, affected information systems. Subsequent to January 1, 2000, we have been able to redeploy these resources toward systems initiatives focused on business process improvement.

Research and Development

We believe that we are an industry leader in the development of new products. Marketing, product development and packaging groups work with our research and development group to identify shifts in consumer preferences, develop new products and redesign or reformulate existing products. In addition, research and development personnel work closely with quality assurance and manufacturing personnel on a worldwide basis to ensure a consistent global standard for our products and to deliver products with attributes that fulfill consumer expectations.

We maintain ongoing research and development programs at our facilities in Melville, New York; Oevel, Belgium; Tokyo, Japan; Markham, Ontario; and Blaine, Minnesota. As of June 30, 2000, we had approximately 395 employees engaged in research and development. Research and development expenditures totaled $53.8 million, $48.0 million and $43.5 million for fiscal 2000, 1999 and 1998, respectively. Our research and development group makes significant contributions toward improving existing products and developing new products and provides ongoing technical assistance and know-how to our manufacturing activities. The research and development group has had long-standing working relationships with several U.S. and international medical and educational facilities which supplement internal capabilities. We do not conduct animal-testing of our products.

Manufacturing and Raw Materials

We manufacture skin care, makeup, fragrance and hair care products in the United States, Belgium, Switzerland, the United Kingdom and Canada and, to a lesser extent, in Australia. We continue to streamline our manufacturing processes and identify sourcing opportunities to increase efficiencies and reduce costs. Our major manufacturing facilities operate as "focus" plants that primarily manufacture one type of product (e.g.: lipsticks) for all of the principal brands. Our plants are modern and our manufacturing processes are substantially automated. While we believe that our manufacturing facilities are sufficient to meet current and reasonably anticipated manufacturing requirements, we are undertaking significant ongoing productivity improvement programs. Some of our finished products are manufactured to our specifications by third parties.

The principal raw materials used in the manufacture of our products are essential oils, alcohol and specialty chemicals. We also purchase packaging components, which are manufactured to our design specifications. Procurement of materials for all manufacturing facilities is generally made on a global basis through our centralized supplier relations department. A concentrated effort in supplier rationalization has been made with the specific objective of reducing costs. As a result of sourcing initiatives, there is increased dependency on certain suppliers, but we believe that these suppliers have adequate resources and facilities to overcome any unforeseen interruption of supply. We have, in the past, been able to obtain an adequate supply of essential raw materials and currently believe we have adequate sources of supply for virtually all components of our products.

As we integrate acquired brands we continually seek new ways to leverage our production and sourcing efficiencies to improve their manufacturing performance.

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

Our principal competitors among manufacturers and marketers of skincare, makeup, fragrance and hair care products include L'Oreal S.A. (which markets Lancome, Ralph Lauren, L'Oreal, Maybelline, Plenitude, Biotherm, Helena Rubinstein, Matrix, Biolage, Kiehl's and other products), Unilever N.V. (which markets Calvin Klein, Elizabeth Arden, Pond's and other products), The Procter & Gamble Company (which markets Cover Girl, Oil of Olay, Giorgio fragrances, Max Factor, Vidal Sassoon, Pantene and other products), LVMH Moet Hennessey Louis Vuitton ("LVMH") (which markets Christian Dior, Givenchy, Guerlain, Hard Candy, Bliss World, Benefit, Make Up For Ever and other products), Shiseido Company, Ltd. (which markets Shiseido, 5S and other products), Avon Products Inc., Wella Group (which markets Wella, Gucci fragrance, Sebastian, Yardley, Anna Sui and other products), Gucci N.V. (which markets Gucci, Yves St. Laurent, Van Cleef & Arpels, Fendi and Krizia products), Revlon, Inc. (which markets Revlon, Almay and Ultima products), Joh. A. Benckiser GmbH (which markets Coty, Lancaster, Davidoff, Issabella Rosselini Manifesto Cosmetics, Jil Sander, Rimmel, Jovan, and other products), Bristol-Myers Squibb Co. (which markets Clairol, Keri, Aussi and other products), Chanel, Inc. (which markets Chanel and Bourjois products) and Clarins (U.S.A.) Inc. (which markets Clarins products and Thierry Mugler fragrances). We also face competition from retailers that have developed their own brands, such as Gap Inc. (which markets The Gap and Banana Republic products) and Sephora, or have acquired brands, such as Neiman Marcus Group (which acquired Laura Mercier). Some of our competitors also have interests in retailers that are customers of ours. For example, LVMH has interests in Duty Free Shoppers, Sephora, and Parfumeries Douglas.

Trademarks, Patents and Copyrights

We own all of the material trademark rights used in connection with the manufacturing, marketing and distribution of our major products both in the United States and in the other countries where such products are principally sold, except for the trademark rights relating to Tommy Hilfiger (including "tommy" and "tommy girl") and Donna Karan New York and DKNY, as to which we are the exclusive worldwide licensee for fragrances, cosmetics and related products. Trademarks for our principal products are registered in the United States and in each of the countries in which such products are sold. The major trademarks used in our business include the brand names Estee Lauder, Clinique, Aramis, Prescriptives, Origins, Tommy Hilfiger, Donna Karan New York, M.A.C, Bobbi Brown essentials, La Mer, jane, Aveda, Stila, Jo Malone and Bumble and bumble and the names of many of the products sold under each of these brands. We consider the protection of our trademarks to be important to our business.

A number of our products incorporate patented or patent-pending formulations. In addition, several products are covered by design patents, patent applications or copyrights. While we consider these patents and copyrights, and the protection thereof, to be important, no single patent or copyright is considered material to the conduct of our business.

Employees

At June 30, 2000, we had approximately 18,000 full-time employees worldwide (including sales representatives at points of sale who are employed by the Company), of whom approximately 9,700 are employed in the United States and Canada. None of our U.S. employees is covered by a collective bargaining agreement. In certain foreign regions a limited number of employees are covered by a Works Council agreement or other labor contract. We believe that relations with our employees are good. We have never encountered a material strike or work stoppage in the United States or in any other country where we have a significant number of employees.

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

Seasonality

Our results of operations in total, by region, and by product category are subject to seasonal fluctuations, with net sales in the first and second fiscal quarters typically being slightly higher than in the third and fourth fiscal quarters. The higher net sales in the first two fiscal quarters are attributable to the increased levels of purchasing by retailers for the Christmas selling season and for fall fashion makeup introductions. Greater variation exists in quarterly operating income and margin, which typically are lower in the second half of the fiscal year than in the first half. In addition to the effect of lower net sales on operating income in the third and fourth fiscal quarters, as compared to the first and second fiscal quarters, operating income and operating margin in the third and fourth fiscal quarters are negatively affected by the relatively consistent dollar amount of advertising and promotional spending in each fiscal quarter. In addition, fluctuations in net sales, operating income and product category results in any fiscal quarter may be attributable to the level and scope of new product introductions.

Executive Officers

The following table sets forth certain information with respect to our executive officers.

Name                       Age                 Position(s) Held
----                       ---                 ----------------
Leonard A. Lauder           67    Chairman of the Board of Directors
Ronald S. Lauder            56    Chairman of Clinique Laboratories, Inc. and
                                    Estee Lauder International, Inc. and a Director
Fred H. Langhammer          56    President and Chief Executive Officer and a Director
Robert J. Bigler            52    Senior Vice President and Chief Financial Officer
Patrick Bousquet-Chavanne   42    President of Estee Lauder International, Inc.
Daniel J. Brestle           55    President of Estee Lauder (U.S.A. & Canada)
Andrew J. Cavanaugh         53    Senior Vice President - Global Human Resources
Paul E. Konney              56    Senior Vice President, General Counsel and Secretary
Evelyn H. Lauder            64    Senior Corporate Vice President
William P. Lauder           40    President of Clinique Laboratories, Inc.
Edward M. Straw             61    President of Operations


         Leonard A. Lauder has been Chairman of the Board of Directors since 1995. He was Chief Executive Officer of the Company from 1982 through 1999 and President from 1972 until 1995. Mr. Lauder formally joined the Company in 1958 after serving as an officer in the United States Navy. Since joining the Company, he has served in various positions, including executive officer positions other than those described above. He is Chairman of the Board of Trustees of the Whitney Museum of American Art, a Charter Trustee of the University of Pennsylvania, a Trustee of The Aspen Institute and a Director of RSL Communications, Ltd. He also served as a member of the White House Advisory Committee on Trade Policy and Negotiations under President Reagan.

         Ronald S. Lauder has served as Chairman of Clinique Laboratories, Inc. and Chairman of Estee Lauder International, Inc. since returning from government service in 1987. Mr. Lauder joined the Company in 1964 and has held various positions, including those described above, since then. From 1983 to 1986, Mr. Lauder was Deputy Assistant Secretary of Defense for European and NATO Affairs. From 1986 to 1987, he served as U.S. Ambassador to Austria. He is non-executive Chairman of the Board of Directors of Central European Media Enterprises Ltd. and is the co-founder, controlling investor and Chairman of the Board of Directors of RSL Communications, Ltd. He is Chairman of the Board of Trustees of the Museum of Modern Art.

         Fred H. Langhammer has been Chief Executive Officer since January 2000 and President of the Company since 1995. He was Chief Operating Officer from 1985 through 1999. Mr. Langhammer joined the Company in 1975 as President of its operations in Japan. In 1982, he was appointed Managing Director of the Company's operations in Germany. He is a member of the Board of Directors of Nabisco Holdings Corp., RSL Communications, Ltd., the Cosmetics, Toiletries and Fragrance Association, the German American Chamber of Commerce, Inc., and the American Institute for Contemporary German Studies at Johns Hopkins University. He is also a Senior Fellow of the Foreign Policy Association.

         Robert J. Bigler is Senior Vice President and Chief Financial Officer of the Company, a position he assumed in 1992. Before that, he had served as Senior Vice President - Controller of Estee Lauder International, Inc. from 1986. He is a certified public accountant. Mr. Bigler is retiring from his position, effective October 1, 2000. Richard W. Kunes has been named to succeed him in this role.

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

         Daniel J. Brestle is President of Estee Lauder (USA & Canada). Prior to July 1998, he was President of Clinique Laboratories, Inc. and the senior officer of that division since 1992. Prior thereto, he was President of Prescriptives U.S.A. since 1988. Mr. Brestle joined the Company in 1978.

         Andrew J. Cavanaugh has been Senior Vice President - Global Human Resources since 1999. He was Senior Vice President - Corporate Human Resources from 1994 through 1999. Mr. Cavanaugh joined the Company in 1988 as Executive Director - Human Resources.

         Paul E. Konney is Senior Vice President, General Counsel and Secretary. Prior to joining the Company in August 1999, Mr. Konney was Senior Vice President, General Counsel and Secretary of Quaker State Corporation from 1994. Prior to that, he was Senior Vice President, General Counsel and Secretary of Tambrands Inc.

         Evelyn H. Lauder has been Senior Corporate Vice President of the Company since 1989, and previously served as Vice President and in other executive capacities since first joining the Company in 1959 as Education Director. She is a member of the Board of Overseers, Memorial Sloan-Kettering Cancer Center, a member of the Boards of Trustees of Central Park Conservancy, Inc. and The Trinity School in New York City, a member of the Board of Directors of The Parks Council and the Founder and President of The Breast Cancer Research Foundation.

         William P. Lauder is President of Clinique Laboratories, Inc. Prior to July 1998, he was President of Origins Natural Resources Inc., and he had been the senior officer of that division since its inception in 1990. Prior thereto, he served in various positions since joining the Company in 1986. He is a member of the Board of Trustees of The Trinity School in New York City and the Boards of Directors of The Fragrance Foundation and the Educational Foundation for the Fashion Industries.

         Edward M. Straw is President of Operations responsible for Research and Development, Procurement, Manufacturing, Packaging, Distribution, Quality Assurance and Information Systems. Prior to joining the Company in March 2000, Mr. Straw was Senior Vice President, Global Supply Chain and Manufacturing for the Compaq Computer Corporation. From July 1997 to November 1998, he was President of Ryder Global Logistics, Inc., and prior to joining Ryder, he served 35 years in the United States Navy, retiring in November 1996 as a Vice Admiral and Director of the Defense Logistics Agency.

Each executive officer serves for a one-year term ending at the next annual meeting of the Board of Directors, subject to his or her applicable employment agreement and his or her earlier death, resignation or removal.

         Richard W. Kunes will become Senior Vice President and Chief Financial Officer on October 1, 2000. Since January 1998, Mr. Kunes has been Vice President - Financial Administration and Corporate Controller. He joined the Company in 1986 and served in various finance-related positions until November 1993, when he was named Vice President - Operations Finance Worldwide. Prior to joining the Company, he held finance and controller positions at the Colgate-Palmolive Company.

Item 2. Properties.

The following table sets forth the principal owned and leased manufacturing and research and development facilities as of September 15, 2000. The leases expire at various times through 2015, subject to certain renewal options.

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

We occupy numerous offices, assembly and distribution facilities and warehouses in the United States and abroad. We consider our properties to be generally in good condition and believe that our facilities are adequate for our operations and provide sufficient capacity to meet anticipated requirements. We lease approximately 300,000 square feet of rentable space for our principal offices in New York, New York and own an office building of approximately 57,000 square feet in Melville, New York. We operate free-standing retail stores, including 7 for the Estee Lauder brand, 4 for Clinique, 105 for Origins, 62 for M.A.C, 65 for Aveda, 1 for Bobbi Brown, 2 for Jo Malone and 1 for Bumble and bumble.

Item 3. Legal Proceedings.

We are involved in various routine legal proceedings incident to the ordinary course of business. In management's opinion, the outcome of pending legal proceedings, separately or in the aggregate, will not have a material adverse effect on our business or financial condition.

In February 2000, the Company and eight other manufacturers of cosmetics (the "Manufacturer Defendants") were added as defendants in a consolidated class action lawsuit that had been pending in the Superior Court of the State of California in Marin County. The plaintiffs purport to represent a class of all California residents who purchased prestige cosmetic products at retail for personal use from a number of department stores that sold such products in California (the "Department Store Defendants"). Plaintiffs filed their initial actions against the Department Store Defendants in May 1998. In May 2000, plaintiffs filed an amended complaint alleging that the Department Store Defendants and the Manufacturer Defendants conspired to fix and maintain retail prices and to limit the supply of prestige cosmetic products sold by the Department Store Defendants in violation of California state law. The plaintiffs are seeking, among other things, treble damages, equitable relief, attorneys' fees, interest and costs. Pretrial motions and discovery are underway. The Company intends to defend itself vigorously. While no assurance can be given as to the ultimate outcome of this lawsuit, based on preliminary investigation, management believes that the case will not have a material adverse effect on the Company's financial position.

In August 2000, an affiliate of Revlon, Inc. sued the Company and two of its subsidiaries in the U.S. District Court, Southern District of New York, for alleged patent infringement and related claims. Revlon claims that four Estee Lauder foundations and one Origins foundation infringe its patent, and is seeking, among other things, treble damages, punitive damages, equitable relief, and attorneys' fees. At this time, no discovery has commenced. The Company and its subsidiaries will vigorously defend themselves. Although the final outcome of the lawsuit cannot be predicted with certainty, based on preliminary investigation, management believes that the case will not have a material adverse effect on the Company's financial position.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended June 30, 2000.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Our Class A Common Stock is publicly traded on the New York Stock Exchange under the symbol "EL". The following table shows the high and low sales prices as reported on the New York Stock Exchange Composite Tape and the cash dividends per share declared in fiscal 2000 and fiscal 1999.

                                         Fiscal 2000                           Fiscal 1999
                              ----------------------------------     -----------------------------------
                                                         Cash                                    Cash
                                High         Low       Dividends       High         Low        Dividends
                              --------     --------    ---------     -------     ----------   ----------
First Quarter                 $56 1/2      $ 38 1/4      $  .05      $35 1/8     $ 24 3/4     $  .0425
Second Quarter                 51 7/16       37 1/4         .05       43 1/4       23 11/32      .0425
Third Quarter                  55 7/8        38 1/8         .05       47 3/4       38 3/8        .0425
Fourth Quarter                 54 5/16       41 1/8         .05       51 1/2       41 7/8        .0500
                                                         ------                               --------

Year                           56 1/2        37 1/4      $  .20       51 1/2       23 11/32   $  .1775
                                                         ======                               ========


On April 26, 1999, the Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend on all of our outstanding Class A and Class B Common Stock. The stock dividend was paid on June 2, 1999 to all holders of record of shares of our Common Stock at the close of business on May 10, 1999. All share and per-share data in this report and the consolidated financial statements have been restated to reflect the effect of the two-for-one stock split.

We expect to continue the payment of cash dividends in the future, but there can be no assurance that the Board of Directors will continue to declare dividends.

As of September 15, 2000, there were approximately 3,905 record holders of Class A Common Stock and 13 record holders of Class B Common Stock.

Item 6.  Selected Financial Data.

The table below summarizes selected financial information. For further information, refer to the audited consolidated financial statements and the notes thereto beginning on page F-1 of this report.

                                                                                Year Ended or at June 30
                                                         -----------------------------------------------------------------------
                                                           2000           1999             1998            1997           1996
                                                         ---------      ---------        ---------      ---------      ---------
                                                                            (In millions, except per share data)
Statement of Earnings Data:
Net sales .........................................      $ 4,366.8      $ 3,961.5        $ 3,618.0      $ 3,381.6      $ 3,194.5
Gross profit ......................................        3,394.7        3,061.6          2,798.5        2,616.5        2,463.5
Operating income ..................................          515.8          456.9            409.1          359.1          310.3
Earnings before income taxes and minority interest           498.7          440.2            402.8          362.9          313.0
Net earnings ......................................          314.1          272.9            236.8          197.6          160.4
Preferred stock dividends .........................           23.4           23.4             23.4           23.4           57.5
Net earnings attributable to common stock .........          290.7          249.5            213.4          174.2          102.9

Other Data:
Earnings before interest, taxes, depreciation
   and amortization (EBITDA)(a) ...................      $   662.6      $   574.2        $   506.6      $   435.1      $   369.1

Per Share Data:
Net earnings per common share (b)(d):
  Basic ...........................................      $    1.22      $    1.05        $     .90      $     .74      $     .59(c)
  Diluted .........................................      $    1.20      $    1.03        $     .89      $     .73      $     .59(c)

Weighted average common shares outstanding (b)(d):
  Basic ...........................................          237.7          237.0            236.8          235.4          232.6(c)
  Diluted .........................................          242.5          241.2            239.5          237.1          233.2(c)

Cash dividends declared per common share (d) ......      $     .20      $   .1775        $     .17      $     .17      $    .085

Balance Sheet Data:
Working capital ...................................      $   716.7      $   708.0        $   617.2      $   551.6      $   467.5
Total assets ......................................        3,043.3        2,746.7          2,512.8        1,873.1        1,779.4
Total debt ........................................          425.4          429.1            436.5           31.1          127.5
Redeemable preferred stock ........................          360.0          360.0            360.0          360.0          360.0
Stockholders' equity ..............................        1,160.3          924.5            696.4          547.7          394.2

----------------
(a) EBITDA is an additional measure of operating performance used by management. EBITDA, like operating income, does not include the effects of interest and taxes and additionally excludes the "non-cash" effects of depreciation and amortization on current earnings. While the components of EBITDA may vary from company to company, we exclude our minority interest adjustment, all depreciation charges related to property, plant and equipment and all amortization charges including amortization of goodwill, purchased royalty rights, leasehold improvements and other intangible assets. We consider EBITDA useful in analyzing our results; however, it is not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with generally accepted accounting principles.

(b) In December 1997, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which requires the presentation of both basic and diluted earnings per common share. Consistent with the requirements of SFAS No. 128, net earnings per common share and weighted average common shares outstanding for all prior years presented have been restated for purposes of comparability.

(c) Due to the change in the capital structure effected by our recapitalization in connection with our initial public offering in fiscal 1996, net earnings per common share and weighted average common shares outstanding for the year ended June 30, 1996 are reflected on a pro forma basis as if the recapitalization had been effected at the beginning of the fiscal year.

(d) On April 26, 1999, the Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend on all of our outstanding Class A and Class B Common Stock. The stock dividend was paid on June 2, 1999 to all holders of record of shares of our Common Stock at the close of business on May 10, 1999. All share and per share data has been restated to reflect the stock split.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

We manufacture, market and sell skin care, makeup, fragrance and hair care products which are distributed in over 120 countries and territories. The following is a comparative summary of operating results for fiscal 2000, 1999 and 1998 and reflects the basis of presentation described in Note 2 to the consolidated financial statements for all periods presented. Sales of products and services that do not meet our definition of skin care, makeup, fragrance and hair care have been included in the "other" category. Prior-year information has been restated to include the results of operations related to those products and services.

                                                                                      Year Ended June 30
                                                                    --------------------------------------------------------
                                                                       2000                   1999                   1998
                                                                    ----------             ----------             ----------
                                                                                         (In millions)
NET SALES
   By Region:
       The Americas ..........................................      $  2,658.8             $  2,397.9             $  2,204.7
       Europe, the Middle East & Africa ......................         1,131.0                1,082.4                  960.8
       Asia/Pacific ..........................................           577.0                  481.2                  452.5
                                                                    ----------             ----------             ----------
                                                                    $  4,366.8             $  3,961.5             $  3,618.0
                                                                    ==========             ==========             ==========

   By Product Category:
       Skin Care .............................................      $  1,552.4             $  1,398.8             $  1,248.3
       Makeup ................................................         1,579.5                1,412.8                1,317.7
       Fragrance .............................................         1,092.3                1,048.6                  987.6
       Hair Care .............................................           113.9                   82.4                   52.4
       Other .................................................            28.7                   18.9                   12.0
                                                                    ----------             ----------             ----------
                                                                    $  4,366.8             $  3,961.5             $  3,618.0
                                                                    ==========             ==========             ==========

OPERATING INCOME
   By Region:
       The Americas ..........................................      $    287.9             $    265.0             $    248.0
       Europe, the Middle East & Africa ......................           168.9                  145.5                  131.3
       Asia/Pacific ..........................................            59.0                   46.4                   29.8
                                                                    ----------             ----------             ----------
                                                                    $    515.8             $    456.9             $    409.1
                                                                    ==========             ==========             ==========

   By Product Category:
       Skin Care .............................................      $    240.5             $    205.9             $    174.3
       Makeup ................................................           181.8                  158.2                  151.8
       Fragrance .............................................            80.6                   79.7                   75.5
       Hair Care .............................................            12.4                   11.4                    8.0
       Other .................................................             0.5                    1.7                   (0.5)
                                                                    ----------             ----------             ----------
                                                                    $    515.8             $    456.9             $    409.1
                                                                    ==========             ==========             ==========

The following table presents certain consolidated earnings data as a percentage of net sales:

                                                                                      Year Ended June 30
                                                                           -----------------------------------------
                                                                           2000              1999              1998
                                                                           -----             -----             -----
Net sales ............................................................     100.0%            100.0%            100.0%
Cost of sales ........................................................      22.3              22.7              22.7
                                                                           -----             -----             -----
Gross profit .........................................................      77.7              77.3              77.3
                                                                           -----             -----             -----
Operating expenses before depreciation and amortization:
    Selling, general and administrative ..............................      61.7              62.0              62.4
    Related party royalties ..........................................       0.8               0.8               0.9
                                                                           -----             -----             -----
                                                                            62.5              62.8              63.3
                                                                           -----             -----             -----

Earnings before interest, taxes, depreciation
    and amortization ("EBITDA") ......................................      15.2              14.5              14.0
Depreciation and amortization ........................................       3.4               3.0               2.7
                                                                           -----             -----             -----
Operating income .....................................................      11.8              11.5              11.3
Interest expense, net ................................................       0.4               0.4               0.2
                                                                           -----             -----             -----
Earnings before income taxes and minority interest ...................      11.4              11.1              11.1
Provision for income taxes ...........................................       4.2               4.2               4.5
Minority interest ....................................................       --                --               (0.1)
                                                                           -----             -----             -----
Net earnings .........................................................       7.2%              6.9%              6.5%
                                                                           =====             =====             =====

Fiscal 2000 as compared with Fiscal 1999

NET SALES

Net sales increased 10% or $405.3 million to $4,366.8 million, reflecting improvements in each product category and each geographic region. We achieved double-digit growth in net sales of our makeup products, both domestically and abroad, on the strength of new and existing products, expanded distribution of M.A.C products and the addition of Stila. Improvements in sales of skin care products primarily relate to new products targeting diverse groups of consumers. Growth of hair care sales was fueled by new product introductions and changes in our lines of distribution. Before considering the effect of converting foreign currencies, total net sales grew 11%, with double-digit contributions from each region.

Product Categories

Skin Care

Skin care product sales increased 11% or $153.6 million to $1,552.4 million, partially reflecting our ability to capitalize on the success of Resilience Lift by rolling it out internationally and our introduction of a complementary product, Resilience Lift Eye Creme. Initial shipments of Idealist Skin Refinisher as well as sales of other new products, such as Body Clinique, Clinique Acne Solutions and Spotlight Skin Tone Perfector, contributed to improvements in the category, as did a line of Origins brand ginger-based products, including Ginger Souffle and Ginger Body Wash. Sales of certain existing products, such as those in the Clinique 3-Step Skin Care System, were consistently strong, while others such as Diminish and Turnaround Cream were lower.

Makeup

Our net sales of makeup products increased 12% or $166.7 million to $1,579.5 million supported by new and existing products, the addition of Stila and increased sales of M.A.C products. Sales growth of our M.A.C lines has been achieved through growth in existing business and expansion of both traditional and retail distribution. New products such as the recently launched *magic by Prescriptives, City Stick and Longstemmed Lashes contributed to improvements in the category, as did existing products such as Long Last Lipstick and Liquid Lipstick. Our makeup business also benefited from the domestic launch of Go Pout Lipstick and the rollout of Superfit Makeup and Pure Color Lipstick internationally. Improvements were partially offset by lower sales of Indelible Lipstick and Smudgesicles.

Fragrance

Net sales of fragrance products increased 4% or $43.7 million to $1,092.3 million. For the year, sales of Tommy Hilfiger licensed products improved. Sales of the recently launched Freedom for him and Freedom for her outpaced decreased sales of existing Tommy Hilfiger fragrances. DKNY for women was launched domestically and Donna Karan Cashmere Mist was rolled out internationally. Both of these products have added to growth in the category. In its second full fiscal year, sales of Clinique Happy continued to improve and during fiscal 2000 we completed the master brand with the launch of Clinique Happy for Men. Dazzling Gold and Dazzling Silver, which were rolled out in the prior year, caused difficult comparisons for the fragrance category this year.

Hair Care

Sales of hair care products increased 38% or $31.5 million to $113.9 million primarily due to Aveda, driven by an increase in the number of company-owned retail stores, the successful introduction of new products and the effect of the acquisitions of third-party distributors. In June 2000, we acquired a majority interest in Bumble and bumble. Bumble and bumble offers an array of prestige styling and other hair care products, which are sold to exclusive salons and spas.

The introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

Geographic Regions

Sales in the Americas increased 11% or $260.9 million to $2,658.8 million. This increase was driven by sales of new and existing products across all categories and growth in our newer brands. In Europe, the Middle East & Africa, net sales increased 4% or $48.6 million to $1,131.0 million. The increase was primarily the result of higher net sales in Spain, Italy, France and the travel retail business, partially offset by lower sales in Germany. Also contributing to regional sales growth were sales by Jo Malone, which was acquired in October 1999. Excluding the impact of foreign currency translation, sales in Europe, the Middle East & Africa increased 12%. Net sales in Asia/Pacific increased 20% or $95.8 million to $577.0 million, reflecting increases in all regions, particularly Japan, Korea, Taiwan and Australia. Excluding the impact of foreign currency translation, Asia/Pacific sales grew 10% over the prior-year period.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales increased $72.2 million or 8% to $972.1 million from $899.9 million last year. Cost of sales as a percentage of total net sales decreased 40 basis points to 22.3% from 22.7%, reflecting changes in product distribution, as well as the impact of our production and sourcing initiatives. Changes in product distribution include the rollout of our own retail stores and the acquisition of certain distributor operations both of which contributed to higher gross margins. In addition, our cost of sales reduction program had a favorable impact on gross margins of products offered by our newer acquisitions.

OPERATING EXPENSES

Total operating expenses increased to 65.9% of net sales as compared with 65.8% of net sales in the prior year. This change primarily relates to increased costs of new/modified channels of distribution, which have higher operating cost structures than our traditional channels, as well as higher depreciation and amortization. Operating expenses are subject to the timing of advertising and promotional spending due to product launches and rollouts as well as incremental advertising in select markets.

OPERATING INCOME

Operating income increased 13% or $58.9 million to $515.8 million as compared with 12% growth to $456.9 million last year. Operating margins were 11.8% of net sales in the current period as compared to 11.5%. The increase in operating income and margins was due to higher net sales coupled with production efficiencies achieved and changes in distribution, partially offset by planned increases in selling, general and administrative spending related to businesses acquired and new/modified channels of distribution.

Product Categories

Operating income increased in the skin care, makeup and hair care categories by 17%, 15% and 9%, respectively, primarily due to sales growth. Fragrance operating income increased 1% as strong sales increases in the early portion of the year gave way to softer sales in the latter half, while planned advertising and promotional spending was relatively constant throughout the year. The advertising and promotion for fragrance indirectly supports other categories by generating increased traffic at points of sale.

Geographic Regions

Operating income in the Americas increased 9% or $22.9 million to $287.9 million primarily due to increases in skin care product sales, as well as the inclusion of operating results from recent acquisitions. In Europe, the Middle East & Africa, operating income increased 16% or $23.4 million to $168.9 million reflecting improved operating results in Spain, Italy and the travel retail business. In Asia/Pacific, operating income increased 27% or $12.6 million to $59.0 million due to improved results in Taiwan, Japan, Korea and Australia.

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

EBITDA increased 15% to $662.6 million or 15.2% of net sales as compared to $574.2 million or 14.5% of net sales last year. The improvement in EBITDA is primarily attributable to improvements in gross profit related to sales growth and production efficiencies achieved.

INTEREST EXPENSE, NET

Net interest expense was $17.1 million and $16.7 million for the years ended June 30, 2000 and 1999, respectively. This net increase reflects lower interest income from investments, related to lower average cash balances, partially offset by lower interest expense resulting from our management of interest rates and short-term borrowings.

PROVISION FOR INCOME TAXES

The provision for income taxes represents federal, foreign, state and local income taxes. The effective rate for income taxes for fiscal 2000 was 37% compared with 38% in the prior year. These rates are higher than the statutory federal tax rate due to the effect of state and local taxes, higher tax rates in certain foreign jurisdictions and certain nondeductible expenses. The decrease in the effective income tax rate is principally attributable to tax planning initiatives and reduction of certain local market statutory tax rates.

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

Fragrance

Fragrance sales increased 6% to $1,048.6 million. The increase was primarily attributable to the worldwide success of Clinique Happy and the fiscal 1999 introduction of Dazzling Gold and Dazzling Silver. The rollout of Hilfiger Athletics and "tommy girl" into remaining international markets contributed to higher fragrance sales, offset in part by lower sales of "tommy".

Hair Care

Net sales of hair care products increased $30.0 million or 57% to $82.4 million. This increase primarily reflected the inclusion of Aveda products for a full year.

Geographic Regions

Sales in the Americas were $2,397.9 million representing a 9% increase. The region benefited from the inclusion of a full year of sales of Aveda and jane products as well as strong sales from new skin care products. Net sales in Europe, the Middle East & Africa increased 13% to $1,082.4 million with double-digit sales increases in the skin care and fragrance categories. Net sales in Spain, the United Kingdom, Italy, Germany, France, Belgium and the distributor and travel retail businesses all increased as we introduced new products and rolled out products that were previously not available in the region. In Asia/Pacific, net sales increased 6% to $481.2 million, primarily due to higher net sales in Japan, Korea and Thailand, offset by slightly lower sales in Australia and Hong Kong. Currency translation did not have a material impact on any of these geographic segments.

COST OF SALES

Cost of sales as a percent of net sales was 22.7% in fiscal 1999 and 1998, reflecting the integration of Aveda and jane products, which have higher product cost structures than our other brands, offset by continued cost reduction efforts and a shift in product mix for our core brands.

OPERATING EXPENSES

Operating expenses as a percent of net sales decreased to 65.8% in fiscal 1999 from 66.0% in fiscal 1998. The decrease was the result of productivity gains in advertising and promotional spending and other cost controls, partially offset by a full year of goodwill amortization and incremental spending related to our Year 2000 remediation program. Shifts in product mix and the timing and type of new product introductions affect our level of selling, advertising and promotional spending. In addition to these market influences, our ratio of operating expenses to net sales benefited from the integration of favorable operating cost structures of acquired companies.

OPERATING INCOME

Operating income increased 12% to $456.9 million and operating margins increased to 11.5% in fiscal 1999 from 11.3% in fiscal 1998. These increases were achieved by maintaining our gross profit margins and controlling certain operating expenses so they increased at a lower rate than net sales.

Product Categories

Operating income in the skin care category increased 18% to $205.9 million due primarily to the launches of Stop Signs and Resilience Lift. Skin care products, which are primarily marketed under our core brand names, typically have lower cost of goods than our other products. Operating income for makeup increased 4% to $158.2 million as a result of higher sales from new product introductions including Quickliner for Eyes, Superfit Makeup and Sheer Powder Blusher. Operating income for fragrance products was $79.7 million, an increase of $4.2 million or 6%. This increase was primarily attributable to increased sales from the introduction of Dazzling Gold and Dazzling Silver and the continued success of Clinique Happy. Operating income from fragrances as a percent of net sales is typically lower than other product segments as fragrance products generally have a higher cost of goods and are often supported by higher advertising and promotional spending. The higher advertising and promotion for fragrance indirectly supports other categories by generating increased traffic at points of sale. Operating income from the hair care category increased 43% to $11.4 million primarily due to the inclusion of Aveda products for a full year.

Geographic Regions

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

EBITDA

EBITDA increased by $67.6 million to $574.2 million or 14.5% of net sales as compared to $506.6 million or 14.0% of net sales in fiscal 1998. Such improvement was primarily attributable to higher net sales and operating expense efficiencies achieved.

INTEREST EXPENSE, NET

Net interest expense increased $10.4 million to $16.7 million as borrowings related to fiscal 1998 business acquisitions were outstanding for the full year.

PROVISION FOR INCOME TAXES

The provision for income taxes represents federal, foreign, state and local income taxes. The effective rate for income taxes for fiscal 1999 was 38% compared to 40% in the prior year. These rates are higher than the statutory federal tax rate due to the effect of state and local taxes, higher tax rates in certain foreign jurisdictions and certain nondeductible expenses. The decrease in the effective income tax rate was principally attributable to tax planning initiatives and the tax effect of foreign operations.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds historically have been cash flows from operations and borrowings under commercial paper and committed and uncommitted credit lines provided by banks in the United States and abroad. At June 30, 2000, we had cash and cash equivalents of $320.3 million compared with $347.5 million at June 30, 1999.

The Board of Directors has authorized a $750.0 million commercial paper program, under which we have issued, and intend to issue, commercial paper in the United States. Our commercial paper is currently rated A-1 by Standard & Poor's and P-1 by Moody's. Our long-term credit ratings are A+ by Standard & Poor's and A1 by Moody's. In May 1999, we issued $205.2 million of commercial paper and used the proceeds to prepay a like amount of our $405.0 million term loan, due February 2005. There remains $200.0 million of the original term loan outstanding with an effective interest rate of 6.28%. We also have an effective shelf registration statement covering the potential issuance of up to $400.0 million in debt securities. Commercial paper is classified as long-term debt in our balance sheet based upon our intent and ability to refinance maturing commercial paper on a long-term basis. It is our policy to maintain backup facilities to support our commercial paper program, and its classification as long-term debt. As of June 30, 2000, we had an unused $400.0 million revolving credit facility, expiring July 1, 2001.

Our business is seasonal in nature and, accordingly, our working capital needs vary. To meet these needs, we could issue up to an additional $545.0 million of commercial paper under our program. We also have $58.7 million in uncommitted facilities. No borrowings were outstanding under these facilities as of June 30, 2000.

Total debt as a percent of total capitalization was 22% at June 30, 2000 as compared to 25% at June 30, 1999, primarily as a result of higher total capital.

Net cash provided by operating activities was $442.5 million in fiscal 2000 as compared to $352.3 million in fiscal 1999 and $258.2 million in fiscal 1998. These increases primarily relate to increased earnings, particularly before depreciation and amortization, as well as higher accrual balances, partially due to business acquisitions. The increase in other noncurrent liabilities is partially due to deferred compensation arrangements and pension obligations.

Net cash used for investing activities was $374.3 million in fiscal 2000, compared with $200.3 million in fiscal 1999 and $577.2 million in fiscal 1998. Investment spending in fiscal 2000 reflects capital expenditures and business acquisitions including the purchase of the Stila, Jo Malone, gloss.com and Bumble and bumble businesses, as well as certain Aveda distributors in the United States and United Kingdom, and certain Aveda retail stores. Lower cash used for investing activities in fiscal 1999 related primarily to lower spending on acquisitions as compared to fiscal 1998, when we acquired Aveda, jane and the remaining interest in M.A.C.

Cash used for financing activities was $87.9 million and $73.2 million in fiscal 2000 and 1999, respectively, as compared to $345.2 million provided in fiscal 1998. The increase in cash used in the most recent year primarily relates to common stock repurchases and higher common stock dividends, primarily as a result of a higher dividend per share. A significant portion of the funds provided in fiscal 1998 pertained to the issuance of debt related to business acquisitions.

In September 1998, our Board of Directors authorized a share repurchase program. We have purchased, and may continue to purchase, over an unspecified period of time, a total of up to eight million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. To date, we have purchased approximately 1.1 million shares under this program.

Capital expenditures amounted to $180.9 million, $117.9 million and $120.6 million in fiscal 2000, 1999 and 1998, respectively. Spending in all three years primarily reflects the continued upgrade of manufacturing equipment, dies and molds, new store openings, store improvements, counter construction and information technology enhancements, as well as incremental capital spending by acquired companies.

Dividends declared were $70.9 million, $65.4 million and $63.6 million in fiscal 2000, 1999 and 1998, respectively. In fiscal 1998 and the first three quarters of fiscal 1999, the Board of Directors declared, and we paid, quarterly dividends on our Class A and Class B Common Stock at the rate of $.0425 per share. The Board of Directors approved a dividend of $.05 per share in the fourth quarter of fiscal 1999 and in each quarter of fiscal 2000, thus accounting for the difference in dividends declared. In fiscal 2000, 1999 and 1998, dividends declared on such common stock totaled $47.5 million, $42.0 million and $40.2 million, respectively.

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

Derivative Financial Instruments

We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. We primarily enter into foreign currency forward exchange contracts and foreign currency options to reduce the effects of fluctuating foreign currency exchange rates. We enter into interest rate swaps and options to manage the effects of interest rate movements on our aggregate liability portfolio. We categorize these instruments as entered into for purposes other than trading.

Foreign Exchange Risk Management

We enter into forward exchange contracts to hedge purchases, receivables and payables denominated in foreign currencies for periods consistent with our identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on our costs and on the cash flows which we receive from foreign subsidiaries. Almost all foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions rated as strong investment grade by a major rating agency. Gains and losses related to qualifying hedges of these exposures are deferred and recognized in operating income when the underlying hedged transaction occurs. We also enter into foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. Any gains realized on such options that qualify as hedges are deferred and recognized in operating income when the underlying hedged transaction occurs. Premiums on foreign currency options are amortized over the period being hedged. Foreign currency transactions which do not qualify as hedges are marked to market on a current basis with gains and losses recognized through income and reflected in operating expenses. In addition, any previously deferred gains and losses on hedges which are terminated prior to the transaction date are recognized in current income when the hedge is terminated.

As a matter of policy, we only enter into contracts with counterparties that have at least an "A" (or equivalent) credit rating. The counterparties to these contracts are major financial institutions. We do not have significant exposure to any one counterparty. Our exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss is remote and in any event would not be material. The contracts have varying maturities with none exceeding 24 months. Costs associated with entering into such contracts have not been material to our financial results. We do not utilize derivative financial instruments for trading or speculative purposes. At June 30, 2000, we had foreign currency contracts in the form of forward exchange contracts in the amount of $219.6 million. The foreign currencies included in these contracts are principally the Euro, Japanese yen, Swiss franc and U.K. pound.

Interest Rate Risk Management

We have entered into interest rate swaps to convert floating interest rate debt to fixed rate debt. These swap agreements are contracts to exchange floating rate for fixed rate interest payments periodically over the life of the agreements. Amounts currently due to or from interest swap counterparties are recorded in interest expense in the period in which they accrue. The related amounts payable to, or receivable from, the counterparties are included in other accrued liabilities. At June 30, 2000 we had interest rate swap agreements outstanding with a notional principal amount of $67.0 million. In February 2000 and April 2000, we terminated interest rate swaps at a gain under contracts with notional values of $66.0 million and $67.0 million, respectively. In order to maintain interest rate protection, we used a portion of the proceeds to purchase interest rate options set at the same rate, and at the same aggregate notional value, as the previously terminated interest rate swaps.

Market Risk

We use a value-at-risk model to assess the market risk of our derivative financial instruments. Value-at-risk represents the potential losses for an instrument or portfolio from adverse changes in market factors, for a specified time period and confidence level. We estimate value-at-risk across all of our derivative financial instruments using a model with historical volatilities and correlations calculated over the past 250 day period. The measured value-at-risk from holding such derivative instruments, using a variance/co-variance model with a 95 percent confidence level, assuming normal market conditions at June 30, 2000, was not material.

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

We believe, however, that any loss incurred would be offset by the effects of market rate movements on the respective underlying transactions for which the hedge is intended.

ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for our fiscal quarter beginning July 1, 2000 (date of transition) and will not require retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position measured at fair value. Generally, increases or decreases in the fair value of derivative instruments will be recognized as gains or losses in earnings in the period of change. If certain conditions are met, where the derivative instrument has been designated as a fair value hedge, the hedged item may also be marked to market through earnings thus creating an offset. If the derivative is designated and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded on the balance sheet as other comprehensive income.

The new accounting standard has not significantly changed our approach to managing foreign currency or interest rate risks, as discussed in the preceding paragraphs. We principally hedge against these exposures using forward exchange contracts, foreign currency options and interest rate swaps and options. These contracts have been designated as hedges of anticipated future cash flows and, accordingly, will be marked to market through other comprehensive income (balance sheet adjustments) until such time as the related forecasted transactions affect earnings.

Although we expect future gains and losses to be effectively matched, there is a change associated with SFAS No. 133 that may accelerate certain other charges to earnings. Under this new guidance, the time-value component of a derivative's fair value is charged to earnings based upon the change in its relative proportion to the contract's total value. To reflect the change in time-value from the date of the contracts' inception through the date of transition we will record an earnings charge of $2.2 million, after tax, in our fiscal 2001 first quarter consolidated statement of earnings. This charge will be reflected as the cumulative effect of a change in accounting principle. Additionally, on the date of transition, a comparable amount of deferred unrealized gains on these instruments will be recorded in accumulated other comprehensive income that we expect to accrete into earnings over the remaining life of the derivatives (through February 2005).

In May 2000, the Emerging Issues Task Force (the "EITF") reached a consensus on Issue No. 00-14 "Accounting for Certain Sales Incentives". This consensus addresses when sales incentives and discounts should be recognized, as well as where the related revenues and expenses should be classified in a registrant's financial statements. If the EITF's consensus is unchanged, Issue No. 00-14 will become effective in the fourth quarter of the fiscal year beginning after December 15, 1999, and would be applied retroactively for purposes of comparability. Therefore, beginning in the fourth quarter of fiscal 2001, we may be required to reclassify certain revenues and expenses related to our promotional programs out of operating expenses and into sales and cost of sales. We have not yet fully quantified the reclassification; however, by its nature, a reclassification will not affect our operating income or net earnings.

INTERNET

Our strategic goals for the Internet are to enhance our brand equities, to reach new consumers, to forge deeper relationships with existing consumers and to strengthen our business through our traditional retailers. The strategy includes a planned launch of a multi-brand website offering products from our portfolio, specially designed sites which will be available through the e-commerce sites of retailers who meet specific requirements and individual sites for our brands. We currently have nine individual brand websites that educate and inform consumers about specific brands, with more in development. Four of the existing sites - clinique.com, origins.com, bobbibrown.com and maccosmetics.com - have e-commerce capabilities. We are currently re-developing the gloss.com multi-brand site we acquired in May 2000 and expect to re-launch it in the third quarter of fiscal 2001. The site initially will feature Estee Lauder, Clinique, Origins, Bobbi Brown essentials, and M.A.C products. The site also will feature products from Chanel, Inc. and Clarins (U.S.A.) Inc. which became co-venturers in gloss.com in August 2000. Our Internet sales, which were not significant during fiscal 2000, are currently limited to consumers in the United States and Canada. The initial impact of our overall Internet strategy on earnings is expected to be immaterially dilutive, particularly as we re-develop the multi-brand site, and accretive some time after the re-launch.

EURO CONVERSION

Under the direction of the European Economic and Monetary Union (EMU), a single currency (the "Euro") will replace the national currencies of most of the European countries in which we conduct business. The conversion rates between the Euro and the participating nations' currencies were fixed irrevocably as of January 1, 1999, with the participating national currencies to be removed from circulation between January 1 and June 30, 2002 and replaced by Euro notes and coinage. During the "transition period" from January 1, 1999 through December 31, 2001, public and private entities, as well as individuals, may pay for goods and services using either checks, drafts, or wire transfers denominated in Euros or the participating country's national currency.

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

FORWARD-LOOKING INFORMATION

We and our representatives from time to time make written or oral forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission, in our press releases and in our reports to stockholders. The words and phrases "will likely result," "expects," "believes," "planned, " "will, " "will continue," "is anticipated," "estimates," "projects" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, our expectations regarding sales, earnings or other future financial performance and liquidity, product introductions, entry into new geographic regions, new methods of sale and future operations or operating results. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot assure that actual results will not differ materially from our expectations. Factors that could cause actual results to differ from expectations include, without limitation:

         (i) increased competitive activity from companies in the skin care, makeup, fragrance and hair care businesses, some of which have greater resources than we do;

         (ii) our ability to develop, produce and market new products on which future operating results may depend;

         (iii) consolidations and restructurings in the retail industry causing a decrease in the number of stores that sell our products, an increase in the ownership concentration within the retail industry, ownership of retailers by our competitors or ownership of competitors by our customers that are retailers;

         (iv) shifts in the preferences of consumers as to where and how they shop for the types of products and services we sell;

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

         (xii) our ability to develop e-commerce capabilities, and other new information technologies, timely and within our cost estimates; and,

         (xiii) our ability to integrate acquired businesses and realize value therefrom.

We assume no responsibility to update forward-looking statements made herein or otherwise.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is set forth in Item 7 of this Annual Report on Form 10-K under the captions "Liquidity and Capital Resources-Market Risk" and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

The information required by this item appears beginning on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

                                    PART III

The information required by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) of Form 10-K, and not already provided herein under "Item
1. Business - Executive Officers", will be included in our Proxy Statement for the 2000 Annual Meeting of Stockholders, which will be filed within 120 days after the close of the fiscal year ended June 30, 2000, and such information is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports of Form 8-K.
    (a)   1, 2. Financial Statements and Schedules - See index on Page F-1.
          3. Exhibits -

Exhibit
Number                                Description
------                                -----------
 3.1 Form of Restated Certificate of Incorporation (filed as Exhibit 3.1 to Amendment No. 3 to our Registration Statement on Form S-1 (No. 33-97180) on November 13, 1995 (the "S-1")).*

 3.2 Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999).*

 3.3 Amended and Restated By-laws (filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999).*

10.1     Form of Stockholders' Agreement (filed as Exhibit 10.1 to the S-1).*

10.1a Amendment No. 1 to Stockholders' Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30,
         1996).*

10.1b Amendment No. 2 to Stockholders' Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 (the "FY 1997 Q2 10-Q")).*

10.1c Amendment No. 3 to Stockholder's Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (the "FY 1997 Q3 10-Q")).*

10.1d    Amendment No. 4 to Stockholders' Agreement.

10.2     Form of Registration Rights Agreement (filed as Exhibit 10.2 to the
         S-1).*

10.2a First Amendment to Registration Rights Agreement (filed as Exhibit 10.3 to our Annual Report on Form 10-K for the fiscal year ended June 30,
         1996).*

10.2b    Second Amendment to Registration Rights Agreement (filed as Exhibit
         10.1 to the FY 1997 Q3 10-Q).*

10.3     Fiscal 1996 Share Incentive Plan (filed as Exhibit 10.3 to the S-1).* +

10.4 Fiscal 1999 Share Incentive Plan (filed as Exhibit 4(c) our Registration Statement on Form S-8 (No. 333-66851) on November 5,
         1998). * +

10.5     The Estee Lauder Inc. Retirement Growth Account Plan (filed as Exhibit
         10.5 to our Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (the "FY 1999 10-K")).*+

10.6     The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as
         Exhibit 10.6 to the FY1999 10-K).*+

10.7 Executive Annual Incentive Plan (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1998).* +

10.8     Employment Agreement with Leonard A. Lauder. +


10.9 Employment Agreement with Ronald S. Lauder (filed as Exhibit 10.8 to the S-1).* +

10.10    Employment Agreement with Fred H. Langhammer.+

10.11 Employment Agreement with Daniel J. Brestle (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30,
         1998).* +

10.12 Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to Amendment No. 2 to our Registration Statement on Form S-3 (No. 333-77977) on May 19, 1999).* +

10.13    Employment Agreement with Patrick Bousquet-Chavanne (filed as Exhibit
         10.13 to the FY 1999 10-K). * +

10.14 Form of Deferred Compensation Agreement (interest-based) with Outside Directors (filed as Exhibit 10.1 to the FY 1997 Q2 10-Q).* +

10.15 Form of Deferred Compensation Agreement (stock-based) with Outside Directors. +

21.1     List of significant subsidiaries.

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

                                     THE ESTEE LAUDER COMPANIES INC.



                                     By         /s/ ROBERT J. BIGLER
                                         --------------------------------------
                                                   Robert J. Bigler
                                                 Senior Vice President
                                              and Chief Financial Officer


Date:  September 18, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

        Signature                        Title(s)                       Date
        ---------                        --------                       ----
    LEONARD A. LAUDER*           Chairman of the Board of         September 18, 2000
--------------------------               Directors
    Leonard A. Lauder

    RONALD S. LAUDER*                    Director                 September 18, 2000
--------------------------
    Ronald S. Lauder

    WILLIAM P. LAUDER*                   Director                 September 18, 2000
--------------------------
    William P. Lauder

    FRED H. LANGHAMMER*           Chief Executive Officer         September 18, 2000
--------------------------            and a Director
    Fred H. Langhammer         (Principal Executive Officer)


    RICHARD D. PARSONS*                  Director                 September 18, 2000
--------------------------
    Richard D. Parsons

    MARSHALL ROSE*                       Director                 September 18, 2000
--------------------------
    Marshall Rose

    P. ROY VAGELOS*                      Director                 September 18, 2000
--------------------------
    P. Roy Vagelos

    FAYE WATTLETON*                      Director                 September 18, 2000
--------------------------
    Faye Wattleton

/s/ ROBERT J. BIGLER              Senior Vice President and       September 18, 2000
--------------------------         Chief Financial Officer
    Robert J. Bigler              (Principal Financial and
                                     Accounting Officer)

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


                                          By   /s/ ROBERT J. BIGLER
                                               ---------------------------
                                                   Robert J. Bigler
                                                   (Attorney-in-Fact)

                         THE ESTEE LAUDER COMPANIES INC.

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                            Page
                                                                            ----
Financial Statements:

Report of Independent Public Accountants..................................   F-2

Consolidated Statements of Earnings.......................................   F-3

Consolidated Balance Sheets...............................................   F-4

Consolidated Statements of Stockholders' Equity and Comprehensive Income..   F-5

Consolidated Statements of Cash Flows.....................................   F-6

Notes to Consolidated Financial Statements................................   F-7

Financial Statement Schedule:

Report of Independent Public Accountants on Schedule......................   S-1

Schedule II - Valuation and Qualifying Accounts...........................   S-2


All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Estee Lauder Companies Inc.:

We have audited the accompanying consolidated balance sheets of The Estee Lauder Companies Inc. (a Delaware corporation) and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of earnings, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Estee Lauder Companies Inc. and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States.


                                                      ARTHUR ANDERSEN LLP


New York, New York
August 10, 2000

                         THE ESTEE LAUDER COMPANIES INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                    Year Ended June 30
                                                         -----------------------------------------
                                                            2000            1999           1998
                                                         -----------    -----------    -----------
                                                            (In millions, except per share data)
Net Sales .........................................      $   4,366.8    $   3,961.5    $   3,618.0
Cost of sales .....................................            972.1          899.9          819.5
                                                         -----------    -----------    -----------

Gross Profit ......................................          3,394.7        3,061.6        2,798.5
                                                         -----------    -----------    -----------

Operating expenses:
    Selling, general and administrative ...........          2,845.7        2,572.1        2,357.6
    Related party royalties .......................             33.2           32.6           31.8
                                                         -----------    -----------    -----------
                                                             2,878.9        2,604.7        2,389.4
                                                         -----------    -----------    -----------

Operating Income ..................................            515.8          456.9          409.1

Interest expense, net .............................             17.1           16.7            6.3
                                                         -----------    -----------    -----------
Earnings before Income Taxes and Minority Interest             498.7          440.2          402.8

Provision for income taxes ........................            184.6          167.3          161.1
Minority interest .................................           --             --               (4.9)
                                                         -----------    -----------    -----------
Net Earnings ......................................            314.1          272.9          236.8

Preferred stock dividends .........................             23.4           23.4           23.4
                                                         -----------    -----------    -----------
Net Earnings Attributable to Common Stock .........      $     290.7    $     249.5    $     213.4
                                                         ===========    ===========    ===========

Net earnings per common share:

    Basic .........................................      $      1.22    $      1.05    $       .90
    Diluted .......................................      $      1.20    $      1.03    $       .89

Weighted average common shares outstanding:

    Basic .........................................            237.7          237.0          236.8
    Diluted .......................................            242.5          241.2          239.5


                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                             June 30
                                                                                      ----------------------
                                                                                         2000         1999
                                                                                      ----------  ----------
                                                                                          (In millions)
                                          ASSETS
Current Assets
Cash and cash equivalents .........................................................   $    320.3  $    347.5
Accounts receivable, net ..........................................................        550.2       533.7
Inventory and promotional merchandise, net ........................................        546.3       513.0
Prepaid expenses and other current assets .........................................        201.7       176.0
                                                                                      ----------  ----------
    Total current assets ..........................................................      1,618.5     1,570.2
                                                                                      ----------  ----------

Property, Plant and Equipment, net ................................................        480.3       383.6
                                                                                      ----------  ----------

Other Assets
Investments, at cost or market value ..............................................         61.4        35.5
Deferred taxes ....................................................................         48.9        63.6
Goodwill, net .....................................................................        708.1       557.9
Other intangible assets, net ......................................................         31.1        50.6
Other assets, net .................................................................         95.0        85.3
                                                                                      ----------  ----------
    Total other assets ............................................................        944.5       792.9
                                                                                      ----------  ----------
           Total assets ...........................................................   $  3,043.3  $  2,746.7
                                                                                      ==========  ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term debt ...................................................................   $      7.0  $      6.6
Accounts payable ..................................................................        236.5       223.1
Accrued income taxes ..............................................................         84.2        87.6
Other accrued liabilities .........................................................        574.1       544.9
                                                                                      ----------  ----------
    Total current liabilities .....................................................        901.8       862.2
                                                                                      ----------  ----------

Noncurrent Liabilities
Long-term debt ....................................................................        418.4       422.5
Other noncurrent liabilities ......................................................        202.8       177.5
                                                                                      ----------  ----------
    Total noncurrent liabilities ..................................................        621.2       600.0
                                                                                      ----------  ----------

Commitments and contingencies (Note 15)

$6.50 Cumulative Redeemable Preferred Stock, at redemption value ..................        360.0       360.0
                                                                                      ----------  ----------

Stockholders' Equity
Common stock, $.01 par value; 650,000,000 shares Class A authorized; shares issued: 125,058,658 in 2000 and 123,936,464 in 1999; 240,000,000 shares
    Class B authorized; shares issued and outstanding: 113,679,334 in 2000 and 1999          2.4         2.4
Paid-in capital ...................................................................        237.1       211.6
Retained earnings .................................................................      1,008.6       766.2
Accumulated other comprehensive income ............................................        (57.1)      (44.3)
                                                                                      ----------  ----------
                                                                                         1,191.0       935.9
Less: Treasury stock, at cost; 876,980 Class A shares at June 30, 2000 and
    455,306 at June 30, 1999 ......................................................        (30.7)      (11.4)
                                                                                      ----------  ----------
    Total stockholders' equity ....................................................      1,160.3       924.5
                                                                                      ----------  ----------
           Total liabilities and stockholders' equity .............................   $  3,043.3  $  2,746.7
                                                                                      ==========  ==========


                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

                                                                           Year Ended June 30
                                                               -------------------------------------------
                                                                  2000            1999             1998
                                                               -----------     -----------     -----------
                                                                             (In millions)
                 STOCKHOLDERS' EQUITY
Common stock, beginning of year .........................      $       2.4     $       2.4     $       2.4
                                                               -----------     -----------     -----------
Common stock, end of year ...............................              2.4             2.4             2.4
                                                               -----------     -----------     -----------

Paid-in capital, beginning of year ......................            211.6           168.6           164.1
Stock compensation programs .............................             25.5            43.0             4.5
                                                               -----------     -----------     -----------
Paid-in capital, end of year ............................            237.1           211.6           168.6
                                                               -----------     -----------     -----------

Retained earnings, beginning of year ....................            766.2           559.6           386.4
Preferred stock dividends ...............................            (23.4)          (23.4)          (23.4)
Common stock dividends ..................................            (47.5)          (42.0)          (40.2)
Issuance of treasury stock ..............................             (0.8)           (0.9)         --
Net earnings for the year ...............................            314.1           272.9           236.8
                                                               -----------     -----------     -----------
Retained earnings, end of year ..........................          1,008.6           766.2           559.6
                                                               -----------     -----------     -----------

Accumulated other comprehensive income, beginning of year            (44.3)          (34.2)           (5.2)
Other comprehensive income ..............................            (12.8)          (10.1)          (29.0)
                                                               -----------     -----------     -----------
Accumulated other comprehensive income, end of year .....            (57.1)          (44.3)          (34.2)
                                                               -----------     -----------     -----------

Treasury stock, beginning of year .......................            (11.4)         --              --
Acquisition of treasury stock ...........................            (23.6)          (12.7)         --
Issuance of treasury stock ..............................              4.3             1.3          --
                                                               -----------     -----------     -----------
Treasury stock, end of year .............................            (30.7)          (11.4)         --
                                                               -----------     -----------     -----------

    Total stockholders' equity ..........................      $   1,160.3     $     924.5     $     696.4
                                                               ===========     ===========     ===========

                   COMPREHENSIVE INCOME
Net earnings ............................................      $     314.1     $     272.9     $     236.8
                                                               -----------     -----------     -----------
Other comprehensive income:
    Net unrealized investment gains .....................              7.8             0.3             2.9
    Translation adjustments .............................            (20.6)          (10.4)          (31.9)
                                                               -----------     -----------     -----------

    Other comprehensive income ..........................            (12.8)          (10.1)          (29.0)
                                                               -----------     -----------     -----------

    Total comprehensive income ..........................      $     301.3     $     262.8     $     207.8
                                                               ===========     ===========     ===========


                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Year Ended June 30
                                                                             ----------------------------------
                                                                               2000         1999         1998
                                                                             --------     --------     --------
                                                                                       (In millions)
Cash Flows from Operating Activities
    Net earnings ......................................................      $  314.1     $  272.9     $  236.8
    Adjustments to reconcile net earnings to net cash flows provided by operating activities:
           Depreciation and amortization ..............................         129.1         99.6         79.8
           Amortization of purchased royalty rights ...................          17.7         17.7         17.7
           Deferred income taxes ......................................          (5.5)        (4.2)       (12.2)
           Minority interest ..........................................           --           --           4.9
           Non-cash stock compensation ................................           1.7          8.3          --

    Changes in operating assets and liabilities:
           Increase in accounts receivable, net .......................         (24.4)       (38.0)       (31.9)
           Increase in inventory and promotional merchandise, net .....         (31.3)        --          (71.8)
           Increase in other assets ...................................         (39.8)       (39.9)       (72.4)
           Increase in accounts payable ...............................          12.2         14.0         40.7
           Increase in accrued income taxes ...........................          10.9         21.2         25.0
           Increase in other accrued liabilities ......................          35.1          7.8         17.6
           Increase (decrease) in other noncurrent liabilities ........          22.7         (7.1)        24.0
                                                                             --------     --------     --------
             Net cash flows provided by operating activities ..........         442.5        352.3        258.2
                                                                             --------     --------     --------

Cash Flows from Investing Activities
    Capital expenditures ..............................................        (180.9)      (117.9)      (120.6)
    Acquisition of businesses, net of acquired cash ...................        (180.5)       (75.0)      (459.9)
    Purchases of long-term investments ................................         (15.9)        (8.4)        (1.8)
    Proceeds from disposition of long-term investments ................           3.0          1.0          5.1
                                                                             --------     --------     --------
             Net cash flows used for investing activities .............        (374.3)      (200.3)      (577.2)
                                                                             --------     --------     --------

Cash Flows from Financing Activities
    Decrease in short-term debt, net ..................................          (0.6)        (5.8)       (10.7)
    Proceeds from long-term debt ......................................           --         205.2        431.2
    Repayments of long-term debt ......................................          (6.8)      (210.9)       (21.9)
    Net proceeds from employee stock transactions .....................          14.0         14.6          0.2
    Payments to acquire treasury stock ................................         (23.6)       (12.7)         --
    Dividends paid ....................................................         (70.9)       (63.6)       (53.6)
                                                                             --------     --------     --------
             Net cash flows (used for) provided by
                financing activities ..................................         (87.9)       (73.2)       345.2
                                                                             --------     --------     --------

Effect of Exchange Rate Changes on Cash and Cash Equivalents ..........          (7.5)        (8.8)        (4.3)
                                                                             --------     --------     --------
    Net (Decrease) Increase in Cash and Cash Equivalents ..............         (27.2)        70.0         21.9
    Cash and Cash Equivalents at Beginning of Year ....................         347.5        277.5        255.6
                                                                             --------     --------     --------
    Cash and Cash Equivalents at End of Year ..........................      $  320.3     $  347.5     $  277.5
                                                                             ========     ========     ========

Supplemental disclosures of cash flow information (see also Note 17)
    Cash paid during the year for:
           Interest ...................................................      $   29.2     $   31.2     $   13.0
                                                                             ========     ========     ========
           Income Taxes ...............................................      $  163.8     $  157.3     $  145.5
                                                                             ========     ========     ========


                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- DESCRIPTION OF BUSINESS

The Estee Lauder Companies Inc. manufactures, markets and sells skin care, makeup, fragrance and hair care products around the world. Products are marketed under the following brand names: Estee Lauder, Clinique, Aramis, Prescriptives, Origins, M.A.C, Bobbi Brown essentials, La Mer, jane, Aveda, Stila, Jo
Malone and Bumble and bumble. The Estee Lauder Companies Inc. is also the global licensee of the Tommy Hilfiger and Donna Karan brands for fragrances and cosmetics.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of The Estee Lauder Companies Inc. and its subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.

Net Earnings Per Common Share

Net earnings per common share ("basic EPS") is computed by dividing net earnings, after deducting preferred stock dividends on the Company's $6.50 Cumulative Redeemable Preferred Stock, by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions). Net earnings per common share assuming dilution ("diluted EPS") is computed by reflecting potential dilution from the exercise of stock options.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

                                                                   Year Ended June 30
                                                          -------------------------------------
                                                            2000           1999          1998
                                                          ---------     ---------     ---------
                                                           (In millions, except per share data)
Numerator:
Net earnings .......................................      $   314.1     $   272.9     $   236.8
Preferred stock dividends ..........................          (23.4)        (23.4)        (23.4)
                                                          ---------     ---------     ---------
Net earnings attributable to common stock ..........      $   290.7     $   249.5     $   213.4
                                                          =========     =========     =========

Denominator:
Weighted average common shares outstanding - Basic .          237.7         237.0         236.8
Effect of dilutive securities: Stock options .......            4.8           4.2           2.7
                                                          ---------     ---------     ---------
Weighted average common shares outstanding - Diluted          242.5         241.2         239.5
                                                          =========     =========     =========

Net earnings per common share:
Basic ..............................................      $    1.22     $    1.05     $     .90
                                                          =========     =========     =========
Diluted ............................................      $    1.20     $    1.03     $     .89
                                                          =========     =========     =========

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Stock Split

These consolidated financial statements have been restated to reflect the effects of a two-for-one common stock split declared April 26, 1999 and distributed on June 2, 1999 to stockholders of record on May 10, 1999.

Cash and Cash Equivalents

Cash and cash equivalents include $169.8 million and $208.5 million of short-term time deposits at June 30, 2000 and 1999, respectively. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts Receivable is stated net of the allowance for doubtful accounts and retail customer deductions of $31.7 million and $36.0 million as of June 30, 2000 and 1999, respectively.

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at year-end rates of exchange, while revenue and expenses are translated at weighted average rates of exchange for the year. Unrealized translation gains or losses are reported as cumulative translation adjustments through other comprehensive income. Such adjustments amounted to $20.6 million and $10.4 million of unrealized translation losses in fiscal 2000 and 1999, respectively.

The Company enters into forward foreign exchange contracts and foreign currency options to hedge foreign currency transactions for periods consistent with its identified exposures. Accordingly, the Company categorizes these instruments as entered into for purposes other than trading. Premiums on foreign currency options are amortized on a straight-line basis over the option period being hedged.

The accompanying consolidated statements of earnings include net exchange losses of $4.3 million and $1.8 million in fiscal 2000 and 1999, respectively and gains of $9.1 million in fiscal 1998, see Note 9.

Inventory and Promotional Merchandise

Inventory and promotional merchandise only include inventory considered saleable or usable in future periods, and are stated at the lower of cost or market, with cost being determined on the first-in, first-out method. Promotional merchandise is charged to expense at the time the merchandise is shipped to the Company's customers.

                                                                         June 30
                                                                  ---------------------
                                                                    2000         1999
                                                                  --------     --------
                                                                     (In millions)
     Inventory and promotional merchandise consists of:
         Raw materials ....................................       $  140.9     $  128.3
         Work in process ..................................           21.5         22.6
         Finished goods ...................................          271.2        238.7
         Promotional merchandise ..........................          112.7        123.4
                                                                  --------     --------
                                                                  $  546.3     $  513.0
                                                                  ========     ========

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation and amortization. For financial statement purposes, depreciation is provided principally on the straight-line method over the estimated useful lives of the assets ranging from 3 to 40 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lives of the respective leases or the expected useful lives of those improvements.

                                                                        June 30
                                                                 ----------------------
                                                                   2000          1999
                                                                 --------      --------
                                                                      (In millions)
     Land ...............................................        $   13.0      $   13.0
     Buildings and improvements .........................           134.9         129.9
     Machinery and equipment ............................           490.1         432.0
     Furniture and fixtures .............................            95.8          71.7
     Leasehold improvements .............................           240.4         153.2
                                                                 --------      --------
                                                                    974.2         799.8
     Less accumulated depreciation and amortization .....           493.9         416.2
                                                                 --------      --------
                                                                 $  480.3      $  383.6
                                                                 ========      ========


Depreciation and amortization of property, plant and equipment was $90.3 million, $68.5 million and $56.8 million in fiscal 2000, 1999 and 1998, respectively.

Goodwill

Goodwill is calculated as the excess of the cost of purchased businesses over the value of their underlying net assets and is amortized on a straight-line basis over the estimated period of benefit, currently between 20 and 40 years. Goodwill is reported net of accumulated amortization of $42.8 million and $25.2 million at June 30, 2000 and 1999, respectively.

Other Intangible Assets

Other intangible assets principally consist of purchased royalty rights and trademarks. The cost of other intangible assets is amortized on a straight-line basis over their estimated useful lives. Other intangible assets are reported net of accumulated amortization of $90.8 million and $70.1 million at June 30, 2000 and 1999, respectively.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets in question may not be recoverable. An impairment would be recorded in circumstances where undiscounted cash flows expected to be generated by an asset are less than the carrying value of that asset.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income included in the accompanying consolidated balance sheets consist of the following:

                                                                  Year Ended June 30
                                                           -------------------------------
                                                            2000        1999        1998
                                                           -------     -------     -------
                                                                    (In millions)
Net unrealized investment gains, beginning of year ..      $   6.1     $   5.8     $   2.9
Unrealized investment gains .........................         13.0         0.5         4.8
Deferred tax expense ................................         (5.2)       (0.2)       (1.9)
                                                           -------     -------     -------
Net unrealized investment gains, end of year ........         13.9         6.1         5.8
                                                           -------     -------     -------

Cumulative translation adjustments, beginning of year        (50.4)      (40.0)       (8.1)
Translation adjustments .............................        (20.6)      (10.4)      (31.9)
                                                           -------     -------     -------
Cumulative translation adjustments, end of year .....        (71.0)      (50.4)      (40.0)
                                                           -------     -------     -------

Accumulated other comprehensive income ..............      ($ 57.1)    ($ 44.3)    ($ 34.2)
                                                           =======     =======     =======

Revenue Recognition

Revenues from merchandise sales are recorded at the time the product is shipped to the customer. The Company reports its sales levels on a net sales basis, which is computed by deducting from gross sales the amount of actual returns received and an amount established for anticipated returns.

Advertising and Promotion

Costs associated with advertising are expensed during the year as incurred. Global advertising expenses, which primarily include television, radio and print media, and promotional expenses, such as products used as sales incentives, were $1,195.8 million, $1,100.8 million and $1,027.8 million in fiscal 2000, 1999 and 1998, respectively.

Research and Development

Research and development costs, which amounted to $53.8 million, $48.0 million and $43.5 million in fiscal 2000, 1999 and 1998, respectively, are expensed as incurred.

Related Party Royalties and Trademarks

Under agreements covering the Company's purchase of trademarks for a percentage of related sales, royalty payments totaling $15.5 million, $14.9 million and $14.1 million in fiscal 2000, 1999 and 1998, respectively, have been charged to income. Such payments are made to Mrs. Estee Lauder. During fiscal 1996, the Company purchased a stockholder's rights to receive certain U.S. royalty payments for $88.5 million, which amount is being amortized over a five-year period. In fiscal 2000, 1999 and 1998, $17.7 million was amortized as a charge against income.

Stock Compensation

The Company observes the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," by continuing to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," while providing the required pro forma disclosures as if the fair value method had been applied, see Note 14.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Concentration of Credit Risk

The Company is a worldwide manufacturer, marketer and distributor of skin care, makeup, fragrance and hair care products. Domestic and international sales are made primarily to department stores, specialty retailers, perfumeries and pharmacies. The Company grants credit to all qualified customers, and does not believe it is exposed significantly to any undue concentration of credit risk.

In fiscal 2000, 1999 and 1998, a department store group accounted for 11%, 11% and 12% of the Company's net sales, respectively. In those same years, another department store group accounted for 10%, 11% and 10%, respectively.

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. Actual results could differ from those estimates and assumptions.

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for the Company's fiscal quarter beginning July 1, 2000 (date of transition) and will not require retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position measured at fair value. Generally, increases or decreases in the fair value of derivative instruments will be recognized as gains or losses in earnings in the period of change. If certain conditions are met, where the derivative instrument has been designated as a fair value hedge, the hedged item may also be marked to market through earnings thus creating an offset. If the derivative is designated and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded on the balance sheet as other comprehensive income.

The Company principally hedges against these exposures using forward exchange contracts, foreign currency options and interest rate swaps and options. These contracts have been designated as hedges of anticipated future cash flows and, accordingly, will be marked to market through other comprehensive income (balance sheet adjustments) until such time as the related forecasted transactions affect earnings.

In accordance with SFAS No. 133, certain costs may be accelerated and charged to earnings. Under this new guidance, the time-value component of a derivative's fair value is charged to earnings based upon the change in its relative proportion to the contract's total value. To reflect the change in time-value from the date of the contracts' inception through the date of transition the Company will record an earnings charge of $2.2 million, after tax, in the fiscal 2001 first quarter consolidated statement of earnings. This charge will be reflected as the cumulative effect of a change in accounting principle. Additionally, on the date of transition, a comparable amount of deferred unrealized gains on these instruments will be recorded in accumulated other comprehensive income.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In May 2000, the Emerging Issues Task Force (the "EITF") reached a consensus on Issue No. 00-14 "Accounting for Certain Sales Incentives". This consensus addresses when sales incentives and discounts should be recognized, as well as where the related revenues and expenses should be classified in a registrant's financial statements. If the EITF's consensus is unchanged, Issue No. 00-14 will become effective in the fourth quarter of the fiscal year beginning after December 15, 1999, and would be applied retroactively for purposes of comparability. Therefore, beginning in the fourth quarter of fiscal 2001, the Company may be required to reclassify certain revenues and expenses related to the Company's promotional programs out of operating expenses and into sales and cost of sales. The Company has not yet fully quantified the reclassification, although, by its nature a reclassification will not affect operating income or net earnings.

NOTE 3 -- PUBLIC OFFERINGS

During May and June 2000, members of the Lauder family sold 8,482,000 shares of Class A Common Stock. The Company did not receive any proceeds from the sale of these shares.

During May and June 1999, members of the Lauder family sold 7,386,000 shares of Class A Common Stock. The Company did not receive any proceeds from the sale of these shares.

During June 1998, members of the Lauder family sold 9,271,300 shares of Class A Common Stock. The Company did not receive any proceeds from the sale of these shares.

NOTE 4 -- ACQUISITION OF BUSINESSES

At various times during fiscal 2000, the Company acquired businesses engaged in the distribution and retail sale of Aveda products in the United States and the United Kingdom.

In June 2000, the Company acquired, for cash, a majority equity interest in Bumble and Bumble Products, LLC a marketer and distributor of hair care products, and Bumble and Bumble, LLC, which operates a salon in New York City.

In April 2000, the Company acquired, for cash, the business of gloss.com, Inc. a multi-brand Internet beauty site. The gloss.com website has been taken down, and will be re-launched as a multi-brand e-commerce site carrying five of the Company's brands and two brands of other companies.

In October 1999, the Company acquired Jo Malone Limited, a London-based marketer of prestige skin care and fragrance products, for cash.

In August 1999, the Company acquired the business of Stila Cosmetics, Inc., a manufacturer and marketer of makeup products, for cash.

The aggregate purchase price for these transactions, which includes acquisition costs, was approximately $186.6 million and each transaction was accounted for using the purchase method of accounting. Accordingly, the results of operations are included in the accompanying consolidated financial statements since the dates of original acquisition. Pro forma results of operations as if the acquired businesses had been completed as of the beginning of the year of acquisition have not been presented, as the impact on the Company's results of operations would not have been material.

In February 1998, the Company exercised its right to acquire the remaining equity interest in M.A.C for cash.

In December 1997, the Company acquired, for cash, the business of Aveda and certain of its affiliates ("Aveda"), a manufacturer and marketer of plant-based hair, skin, makeup and body care products. The purchase of Aveda was financed with proceeds received from borrowings.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In October 1997, the Company acquired Sassaby, Inc. ("Sassaby"), the marketer and distributor of jane cosmetics for young consumers, for cash and the assumption of employee stock options. The stock options were valued as of the date of acquisition and accounted for as part of the consideration given.

NOTE 5 -- SHORT-TERM DEBT

Short-term debt consists of the following:


                                                              June 30
                                                       ----------------------
                                                        2000            1999
                                                       ------          ------
                                                           (In millions)
         Current portion of long-term debt .......     $  6.7          $  5.8
         Other notes payable .....................        0.3             0.8
                                                       ------          ------
                                                       $  7.0          $  6.6
                                                       ======          ======


The Company uses commercial paper and uncommitted lines of credit for short-term financing requirements. As of June 30, 2000 and 1999, the Company had $603.7 million and $764.1 million, respectively, available under these facilities, of which $603.7 million and $763.3 million was unused, respectively. The Company maintains credit facilities in various regions throughout the world. Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings. During fiscal 2000 and 1999, the monthly average amount outstanding was approximately $32.3 million and $12.4 million, respectively, and the annualized monthly weighted average interest rate incurred was approximately 5.4% and 7.5%, respectively. The lower interest rate in fiscal 2000 represents borrowings primarily in the United States.

In July 1996, the Company entered into a five-year $400.0 million committed revolving credit facility, which includes an annual fee of .06% on the total commitment. At June 30, 2000 and 1999, the Company was in compliance with all related financial and other restrictive covenants, including limitations on indebtedness and liens.

NOTE 6 -- INCOME TAXES

The provision for income taxes is comprised of the following:

                                                         Year Ended June 30
                                              ----------------------------------------
                                                2000            1999            1998
                                              --------        --------        --------
                                                           (In millions)
     Current:
          Federal ...................         $   93.9        $   88.6        $   97.7
          Foreign ...................             82.4            68.8            60.3
          State and local ...........             13.8            14.1            15.3
                                              --------        --------        --------

                                                 190.1           171.5           173.3
                                              --------        --------        --------

     Deferred:
          Federal ...................             (0.2)           (4.3)          (12.9)
          Foreign ...................             (4.1)            0.9             1.8
          State and local ...........             (1.2)           (0.8)           (1.1)
                                              --------        --------        --------
                                                  (5.5)           (4.2)          (12.2)
                                              --------        --------        --------
                                              $  184.6        $  167.3        $  161.1
                                              ========        ========        ========

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A reconciliation between the provision for income taxes computed by applying the statutory federal income tax rate to earnings before income taxes and minority interest and the actual provision for income taxes is as follows:


                                                                Year Ended June 30
                                                       ------------------------------------
                                                        2000           1999          1998
                                                       --------      --------      --------
                                                                   (In millions)

     Provision for income taxes at
       statutory rate ...........................      $  174.5      $  154.1      $  141.0
     Increase (decrease) due to:
          State and local income taxes, net of
            federal tax benefit .................           8.2           8.6           9.2
          Effect of foreign operations ..........         (11.7)         (4.1)         (2.7)
          Domestic royalty expense not
            deductible for U.S. tax purposes ....           4.0           4.0           4.0
          Other nondeductible expenses ..........           3.8           2.0           5.9
          Other, net ............................           5.8           2.7           3.7
                                                       --------      --------      --------
     Provision for income taxes .................      $  184.6      $  167.3      $  161.1
                                                       ========      ========      ========

     Effective tax rate .........................          37.0%         38.0%         40.0%
                                                       ========      ========      ========


Significant components of the Company's deferred income tax assets and liabilities as of June 30, 2000 and 1999 were as follows:

                                                                          2000         1999
                                                                        --------     --------
                                                                            (In millions)
Deferred tax assets:
      Deferred compensation and other payroll related expenses ...      $   44.2     $   45.0
      Inventory obsolescence and other inventory related reserves           54.8         46.5
      Pension plan reserves ......................................          13.1         20.5
      Postretirement benefit obligations .........................          19.7         17.9
      Various accruals not currently deductible ..................          50.1         40.3
      Net operating loss carryforwards ...........................           5.6          6.9
      Other differences between tax and financial statement values           7.2          7.4
                                                                        --------     --------
                                                                           194.7        184.5
      Valuation allowance for deferred tax assets ................          (5.6)        (6.9)
                                                                        --------     --------
         Total deferred tax assets ...............................         189.1        177.6
                                                                        --------     --------

Deferred tax liabilities:
      Depreciation ...............................................         (36.4)       (27.2)
      Domestic royalty expense ...................................          (1.1)        (4.3)
      Other differences between tax and financial statement values          (9.2)        (4.0)
                                                                        --------     --------
         Total deferred tax liabilities ..........................         (46.7)       (35.5)
                                                                        --------     --------
             Total net deferred tax assets .......................      $  142.4     $  142.1
                                                                        ========     ========

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


As of June 30, 2000 and 1999, the Company had current net deferred tax assets of $93.5 million and $78.5 million, which are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets, and noncurrent net deferred tax assets of $48.9 million and $63.6 million, respectively.

Federal income and foreign withholding taxes have not been provided on $442.2 million, $412.0 million and $398.0 million of undistributed earnings of international subsidiaries at June 30, 2000, 1999 and 1998, respectively. The Company intends to permanently reinvest these earnings in its foreign operations, except where it is able to repatriate these earnings to the United States without any material incremental tax provision.

As of June 30, 2000 and 1999, certain international subsidiaries had tax loss carryforwards for local tax purposes of approximately $26.4 million and $24.3 million, respectively. With the exception of $8.9 million of losses with an indefinite carryforward period as of June 30, 2000, these losses expire at various dates through fiscal 2009. The gross deferred tax assets recognized in connection with these tax loss carryforwards have been reduced to the extent to which benefit has been taken. A full valuation allowance has been provided against the remaining deferred tax assets relating to tax loss carryforwards.

Earnings before income taxes and minority interest include amounts contributed by the Company's international operations of $281.2 million, $277.2 million and $250.8 million for fiscal 2000, 1999 and 1998, respectively.

NOTE 7 -- OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

                                                                               June 30
                                                                        --------------------
                                                                          2000        1999
                                                                        --------    --------
                                                                            (In millions)
         Advertising and promotional accruals ....................      $  190.5    $  186.9
         Employee compensation ...................................         178.4       175.9
         Other ...................................................         205.2       182.1
                                                                        --------    --------
                                                                        $  574.1    $  544.9
                                                                        ========    ========


NOTE 8 -- LONG-TERM DEBT

Long-term debt consists of the following:

                                                                               June 30
                                                                        --------------------
                                                                          2000        1999
                                                                        --------    --------
                                                                            (In millions)
         Commercial paper with an average interest rate of
          6.68% and 5.17%, respectively ..........................      $  205.0    $  205.2
         Unsecured notes payable, due February 1, 2005, with
          an effective interest rate of 6.28% and 6.69%,
          respectively ...........................................         200.0       200.0
         2% loan payable, due in installments through 2003 .......          20.1        23.1
                                                                        --------    --------
                                                                           425.1       428.3
         Less current maturities .................................           6.7         5.8
                                                                        --------    --------
                                                                        $  418.4    $  422.5
                                                                        ========    ========

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Commercial paper is classified as long-term debt based upon the Company's intent and ability to refinance on a long-term basis.

During fiscal 1998, the Company entered into a 2% loan payable in Japan. Principal repayments of 350 million yen, approximately $3.3 million at current rates, will be made semi-annually through 2003.

NOTE 9 -- FINANCIAL INSTRUMENTS

Derivative Financial Instrument Risk

The Company selectively uses a combination of derivative financial instruments to maintain the value-at-risk inherent in its foreign currency and interest rate exposures within acceptable parameters, as determined by senior management. The purpose of this approach is to reduce the Company's exposure to market risk resulting from fluctuations in market rates. Derivative financial instruments utilized by the Company include forward exchange contracts, foreign currency options and interest rate swaps and options. Currency hedges are executed centrally to facilitate the netting of offsetting exposures, to improve control over the use of derivative financial instruments and to minimize transaction costs. The Company does not hold or enter into derivative financial instruments for trading or speculative purposes.

The Company has a policy of only entering into contracts with counterparties that have at least an "A" (or equivalent) credit rating. The counterparties to these contracts are major financial institutions and the Company does not have significant exposure to any one counterparty. Management believes that risk of loss is remote and in any event would be immaterial.

Foreign Exchange Risk Management

The Company enters into forward exchange contracts to hedge purchases, receivables and payables denominated in foreign currencies for periods consistent with its identified exposures. Gains and losses related to qualifying hedges of these exposures are deferred and recognized in operating income when the underlying hedged transaction occurs. The Company has previously entered into foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. Any gains realized on such options that qualify as hedges were deferred and recognized in operating income when the underlying hedged transaction occurs. Foreign currency transactions which do not qualify as hedges are marked to market on a current basis with associated gains and losses reflected in operating income. In addition, any previously deferred gains and losses on hedges which are terminated prior to the transaction date are recognized in current income when the hedge is terminated. The contracts have varying maturities with none exceeding 24 months. Foreign currencies exchanged under these contracts are principally the Euro, Japanese yen, Swiss franc and U.K. pound.

Deferred unrealized gains and losses from derivative financial instruments are presented in the following table:

                                                                       June 30
                                  -----------------------------------------------------------------------------------
                                                  2000                                         1999
                                  --------------------------------------      ---------------------------------------
                                  Notional                                     Notional
(In millions)                     Amounts         Gains           Losses       Amounts         Gains           Losses
-------------------------------------------------------------------------     ---------------------------------------
Forward exchange contracts        $  219.6        $  1.3          $ 1.4        $  191.5        $ 4.4           $  2.3
Foreign currency options               --            --             --             57.2          0.1              --
---------------------------------------------------------------------------------------------------------------------

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Interest Rate Risk Management

The Company has entered into interest rate swaps to convert floating interest rate debt to fixed rate debt. These swap agreements are contracts to exchange floating rate for fixed rate interest payments periodically over the life of the agreements. Amounts currently due to or from interest swap counterparties are recorded in interest expense in the period in which they accrue. The related amounts payable to, or receivable from, the counterparties are included in other accrued liabilities. In February 2000 and April 2000, the Company terminated $66.0 million and $67.0 million, respectively, of notional value of interest rate swaps at a gain. In order to maintain interest rate protection, the Company used a portion of the proceeds to purchase interest rate options set at the same rate, and at the same aggregate notional value, as the previously terminated interest rate swaps.

Deferred unrealized gains and losses from derivative financial instruments are presented in the following table:

                                                                       June 30
                                  -----------------------------------------------------------------------------------
                                                  2000                                         1999
                                  --------------------------------------      ---------------------------------------
                                  Notional                                     Notional
(In millions)                     Amounts         Gains           Losses       Amounts         Gains           Losses
-------------------------------------------------------------------------     ---------------------------------------
Interest rate swaps               $   67.0        $  2.4          $ --         $  200.0        $ --            $  0.6
Interest rate options                133.0           2.6            --               --          --               --
---------------------------------------------------------------------------------------------------------------------


Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and cash equivalents:
          The carrying amount approximates fair value, primarily because of the short maturity of cash equivalent instruments.

     Long-term debt:
          The fair value of the Company's long-term debt was estimated based on the current rates offered to the Company for debt with the same remaining maturities. Included in such amount is the fair value of the Company's commercial paper and interest rate swap and option agreements. Such fair value has been determined based upon estimated termination costs.

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

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The estimated fair values of the Company's financial instruments are as follows:

                                                                                        June 30
                                                                     ---------------------------------------------
                                                                             2000                     1999
                                                                     --------------------     --------------------
                                                                     Carrying      Fair       Carrying      Fair
(In millions)                                                         Amount       Value       Amount       Value
------------------------------------------------------------------------------------------------------------------
Nonderivatives
Cash and cash equivalents .....................................      $  320.3    $  320.3     $  347.5    $  347.5
Long-term debt, including current portion .....................         425.1       421.0        428.3       427.3
Cumulative redeemable preferred stock .........................         360.0       345.0        360.0       353.0

Derivatives
Foreign currency options ......................................            --          --          1.5         1.6
Forward exchange contracts ....................................            --        (0.1)          --         2.1


NOTE 10 -- PENSION, DEFERRED COMPENSATION AND POSTRETIREMENT BENEFIT PLANS

The Company maintains pension plans covering substantially all of its full-time employees for its U.S. operations and a majority of its international operations. Most plans provide pension benefits based primarily on years of service and employees' earnings.

Retirement Growth Account Plan (U.S.)

The Retirement Growth Account Plan is a trust-based, noncontributory defined benefit pension plan. The Company's funding policy consists of an annual contribution at a rate that matches pension costs accrued, if any, but is not less than the minimum required by the Employee Retirement Income Security Act of 1974, as amended, and subsequent pension legislation ("ERISA") and is not more than the maximum amount deductible for income tax purposes.

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

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The significant components of the above mentioned plans as of and for the year ended June 30 are summarized as follows:

                                                                                                                  Other than
                                                                       Pension Plans                             Pension Plans
                                                    ---------------------------------------------------      ----------------------
                                                              U.S.                  International                Postretirement
                                                    -----------------------     -----------------------      ----------------------
(In millions)                                          2000          1999          2000          1999          2000          1999
                                                    ---------     ---------     ---------    ----------      --------      --------
Change in benefit obligation:
Benefit obligation at beginning of year ........      $ 229.6       $ 212.6       $ 125.3       $  97.3       $  36.9       $  39.0
   Service cost ................................         10.8           9.4           8.6           7.0           1.9           1.8
   Interest cost ...............................         16.9          14.6           6.3           5.5           2.8           2.3
   Plan participant contributions ..............         --            --             1.0           2.2           0.1           0.2
   Actuarial loss/(gain) .......................         10.5           9.2          (0.8)         19.3          --            (5.2)
   Foreign currency exchange rate impact .......         --            --            (1.8)         --            --            --
   Benefits paid ...............................        (12.4)        (17.0)         (6.0)         (7.7)         (1.3)         (1.2)
   Plan amendments .............................         --             0.8          --             2.3           0.5          --
   Other .......................................          0.8          --            --            (0.6)          0.3          --
                                                     --------     ---------      --------     ---------       -------      --------
Benefit obligation at end of year ..............        256.2         229.6         132.6         125.3          41.2          36.9
                                                     --------     ---------      --------     ---------       -------      --------

Change in plan assets:
Fair value of plan assets at beginning of year .        153.7         128.2         102.0          98.9          --            --
   Actual return on plan assets ................         35.1          10.8          12.9           1.9          --            --
   Foreign currency exchange rate impact .......         --            --            (1.2)          0.1          --            --
   Employer contributions ......................         15.7          31.7           9.0           6.9           1.3           1.0
   Plan participant contributions ..............         --            --             1.0           2.2           0.1           0.2
   Benefits paid from plan assets ..............        (12.4)        (17.0)         (6.0)         (7.7)         (1.4)         (1.2)
   Other .......................................         --            --            --            (0.3)         --            --
                                                     --------      --------      --------     ---------       -------      --------
Fair value of plan assets at end of year .......        192.1         153.7         117.7         102.0          --            --
                                                     --------     ---------      --------     ---------       -------      --------

Funded status ..................................        (64.1)        (75.9)        (14.9)        (23.3)        (41.2)        (36.9)
Unrecognized net actuarial loss/(gain) .........         32.2          44.7           9.0          16.8          (5.9)         (5.9)
Unrecognized prior service cost ................          4.6           4.9           3.0           3.4           0.3          (0.2)
Unrecognized net transition (asset)/obligation .         (4.4)         (5.8)          1.2           1.3          --            --
                                                     --------     ---------      --------      --------       -------      --------
Accrued benefit cost ...........................      ($ 31.7)      ($ 32.1)      ($  1.7)      ($  1.8)      ($ 46.8)      ($ 43.0)
                                                     ========     =========      ========     =========        ======        ======

Amounts recognized in the Balance
  Sheets consist of:

   Prepaid benefit cost ........................         --            --         $  21.1       $  19.8          --            --
   Accrued benefit liability ...................      ($ 43.0)      ($ 39.1)        (23.1)        (22.3)      ($ 46.8)      ($ 43.0)
   Intangible asset ............................          4.2           5.1           0.3           0.7          --            --
   Other .......................................          7.1           1.9          --            --            --            --
                                                     --------     ---------      --------     ---------       -------      --------
   Net amount recognized .......................      ($ 31.7)      ($ 32.1)      ($  1.7)      ($  1.8)      ($ 46.8)      ($ 43.0)
                                                     ========     =========      ========     =========       =======      ========

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                         Other than
                                                         Pension Plans                                  Pension Plans
                                  -----------------------------------------------------------     ------------------------
                                              U.S.                        International                 Postretirement
                                  ----------------------------     --------------------------     ------------------------
                                   2000       1999       1998       2000       1999      1998      2000     1999     1998
                                  ------     ------     ------     ------     ------    ------    ------   ------   ------
Weighted-average assumptions
Pre-retirement discount rate        7.85%      7.50%      6.75%     3.0 -      3.0 -     3.0 -      7.85%    7.50%    6.75%
                                                                    7.50%      7.50%     12.0%

Post-retirement discount rate       6.25%      6.50%      6.75%      --         --        --        --       --       --

Expected return on assets           9.00%      9.00%      9.00%    5.00 -     3.75 -    3.75 -       N/A      N/A      N/A
                                                                    8.25%      8.25%     12.0%

Rate of compensation                5.50 -     5.50 -     4.75 -    2.0 -      2.0 -     2.0 -       N/A      N/A      N/A
 increase                          12.00%     11.50%     10.75%      6.5%       6.5%      9.5%

Components of net periodic
 benefit cost (In millions)
Service cost, net .............   $ 10.8     $  9.4     $  8.6     $  8.6     $  7.0    $  5.6    $  1.9   $  1.8   $  1.8
Interest cost .................     16.9       14.6       13.6        6.3        5.5       5.2       2.8      2.3      2.7
Expected return on assets .....    (13.5)     (11.6)      (9.8)      (6.6)      (6.1)     (5.3)     --       --       --
Amortization of:
 Transition (asset)/obligation      (1.4)      (1.4)      (1.4)       0.3        0.3       0.2      --       --       --
 Prior service cost ...........      0.4        0.3        0.3        0.3        0.1       0.1      --       --       --
 Actuarial loss ...............      1.3        1.0        0.1        1.2        0.5      --        --       --       --
 Other ........................      0.8       --         --         --         --        --        --       --       --
                                  ------     ------     ------     ------     ------    ------    ------   ------   ------
Net periodic benefit cost .....   $ 15.3     $ 12.3     $ 11.4     $ 10.1     $  7.3    $  5.8    $  4.7   $  4.1   $  4.5
                                  ======     ======     ======     ======     ======    ======    ======   ======   ======


Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates for fiscal 2000 would have the following effects:

                                                    One-Percentage-Point    One-Percentage-Point
(In millions)                                             Increase               Decrease
                                                    --------------------    --------------------

Effect on total service and interest cost comparison        $0.5                  ($0.5)
                                                            ----                  -----
Effect on postretirement benefit obligation                 $3.9                  ($3.9)
                                                            ----                  -----

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for certain U.S. and international pension plans with accumulated benefit obligations in excess of the plans' assets at June 30 are as follows:

                                                                             Other than
                                              Pension Plans                Pension Plans
                                 -------------------------------------   -----------------
                                        U.S.           International       Postretirement
                                 -----------------   -----------------   -----------------
(In millions)                      2000      1999      2000      1999      2000      1999
                                 -------   -------   -------   -------   -------   -------
Projected benefit obligation .   $  58.3   $  46.2   $  20.0   $  23.8      --       --
Accumulated benefit obligation      42.2      33.6      16.0      19.4      --       --
Fair value of plan assets ....      --        --        --        --        --       --


The unfunded Restoration Plan's accumulated benefit obligation was $42.2 million and $33.6 million as of June 30, 2000 and 1999, respectively.

Incentive Thrift Plan (U.S.)

The Company's Incentive Thrift Plan ("Thrift Plan") is a contributory defined contribution plan covering substantially all regular full-time U.S. employees who have completed one year of service, as defined by the plan document. The Thrift Plan is subject to the applicable provisions of ERISA. The Company matches a portion of the participant's contributions under a predetermined formula based on the participant's contribution level and years of service. The Company's contributions were approximately $5.8 million for the fiscal year ended June 30, 2000 and $4.8 million and $4.6 million in fiscal 1999 and 1998, respectively.

Deferred Compensation

The Company accrues for deferred compensation and interest thereon and for the increase in the value of share units pursuant to agreements with certain key executives. The amounts included in the accompanying consolidated balance sheets under these plans were $79.4 million and $77.0 million as of June 30, 2000 and 1999, respectively. The expense for fiscal 2000, 1999 and 1998 was $12.3 million, $15.3 million and $11.6 million, respectively.

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

NOTE 12 -- $6.50 CUMULATIVE REDEEMABLE PREFERRED STOCK, AT REDEMPTION VALUE

As of June 30, 2000, the Company's authorized capital stock included 23.6 million shares of preferred stock, par value $.01 per share, of which 3.6 million shares are outstanding and designated as $6.50 Cumulative Redeemable Preferred Stock. The outstanding preferred stock was issued in June 1995 in exchange for nonvoting common stock of the Company owned by The Estee Lauder 1994 Trust.

Holders of the $6.50 Cumulative Redeemable Preferred Stock are entitled to receive cumulative cash dividends at a rate of $6.50 per annum per share payable in quarterly installments. Such dividends have preference over all other dividends of stock issued by the Company. Shares are subject to mandatory redemption on June 30, 2005 at a redemption price of $100 per share. Following such date and so long as such mandatory redemption obligations have not been discharged in full, no dividends may be paid or declared upon the Class A or Class B Common Stock, or on any other capital stock ranking junior to or in

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


parity with such $6.50 Cumulative Redeemable Preferred Stock and no shares of Class A or Class B Common Stock or such junior or parity stock may be redeemed or acquired for any consideration by the Company. Under certain circumstances, the Company may redeem the stock, in whole or in part, prior to the mandatory redemption date. Holders of such stock may put such shares to the Company at a price of $100 per share upon the occurrence of certain circumstances.

The Company recorded the $6.50 Cumulative Redeemable Preferred Stock at its redemption value of $360.0 million and charged this amount, net of the par value of the shares of nonvoting common stock exchanged, to stockholders' equity in fiscal 1995.

NOTE 13 -- COMMON STOCK

As of June 30, 2000, the Company's authorized common stock consists of 650 million shares of Class A Common Stock, par value $.01 per share, and 240 million shares of Class B Common Stock, par value $.01 per share. Class B Common Stock is convertible into Class A Common Stock, in whole or in part, at any time and from time to time at the option of the holder, on the basis of one share of Class A Common Stock for each share of Class B Common Stock converted. Holders of the Company's Class A Common Stock are entitled to one vote per share and holders of the Company's Class B Common Stock are entitled to ten votes per share.

Information about the Company's common stock outstanding is as follows:

                                                        Class A           Class B
                                                       ---------         ---------
                                                          (Shares in thousands)
Balance at June 30, 1997 ....................          122,873.4         113,679.3
Share grants ................................                1.3            --
Stock option programs .......................               61.2            --
                                                       ---------         ---------
Balance at June 30, 1998 ....................          122,935.9         113,679.3
Acquisition of treasury stock ...............             (504.8)           --
Share grants ................................                1.0            --
Stock option programs .......................            1,049.1            --
                                                       ---------         ---------
Balance at June 30, 1999 ....................          123,481.2         113,679.3
Acquisition of treasury stock ...............             (589.5)           --
Share grants ................................                2.9            --
Share units converted .......................              100.0            --
Stock option programs .......................            1,187.1            --
                                                       ---------         ---------
Balance at June 30, 2000 ....................          124,181.7         113,679.3
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

Total compensation expense attributable to the granting of share units and the increase in value of existing share units was $1.6 million, $8.9 million and $5.5 million in fiscal 2000, 1999 and 1998, respectively.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Share Incentive Plans

The Plans provide for the issuance of 18,450,000 shares to be awarded in the form of stock options, stock appreciation rights and other stock awards to key employees and non-employee directors of the Company. As of June 30, 2000, 4,204,300 shares of Class A Common Stock were reserved and are available to be granted pursuant to the Plans. The exercise period for all stock options generally may not exceed ten years from the date of grant. Pursuant to the Plans, stock option awards in respect of 6,252,300, 2,303,000 and 1,375,000 shares were granted in fiscal 2000, 1999 and 1998, respectively, and share units in respect of 40,000 shares were granted in fiscal 1999. Generally, these awards become exercisable at various times through January 2004.

In addition to awards made by the Company, certain outstanding stock options were assumed as part of the October 1997 acquisition of Sassaby. These options were converted into options to acquire an aggregate of approximately 221,200 shares of the Company's Class A Common Stock carrying an exercise price corresponding to the value that existed in the Sassaby options. As of June 30, 2000, 31,700 of these options were outstanding, all of which were exercisable and will expire through May 2007.

Executive Employment Agreements

The executive employment agreements provide for the issuance of 11,400,000 shares to be awarded in the form of stock options and other stock awards to certain key executives. The Company has reserved 624,000 shares of its Class A Common Stock pursuant to such agreements as of June 30, 2000. In accordance with such employment agreements, stock option awards in respect of 1,650,000, 1,650,000 and 1,975,000 shares were granted in fiscal 2000, 1999 and 1998, and approximately 33,700, 48,000 and 61,000 share units were granted in fiscal 2000, 1999 and 1998, respectively. The stock options may be exercised in installments at various times through July 2009, while the share units will be paid out in shares of Class A Common Stock at a time to be determined by the Company, but no later than 90 days subsequent to the termination of employment of the executive.

A summary of the Company's stock option programs as of June 30, 2000, 1999 and 1998 and changes during the years then ended, is presented below:

                                                         2000                          1999                        1998
                                            -----------------------------  ---------------------------  ---------------------------
                                                             Weighted-                    Weighted-                     Weighted-
                                                              Average                      Average                       Average
                                                             Exercise                     Exercise                      Exercise
(Shares in thousands)                           Shares         Price          Shares       Price            Shares       Price
-------------------------------------------------------------------------  ---------------------------   --------------------------
Outstanding at beginning of year.........      15,439.1     $ 22.80          12,977.0    $ 18.20          9,467.0     $  15.99
   Granted at fair value.................       7,902.2       50.88           3,953.0      35.34          3,350.0        25.17
   Assumed...............................           -          -                  -         -               221.2         2.91
   Exercised.............................      (1,188.5)      15.28          (1,049.1)     13.94            (61.2)        3.51
   Cancelled or Expired..................        (238.7)      41.06            (441.8)     20.83              -           -
                                              ---------                     ---------                    --------
Outstanding at end of year...............      21,914.1       33.14          15,439.1      22.80         12,977.0        18.20
                                              =========                     =========                    ========

Options exercisable at year-end..........       4,252.4       18.86           1,191.8      13.24             61.8         3.84
                                              =========                     =========                   =========
Weighted-average fair value of
   options granted during the year.......     $   20.14                     $   12.21                   $    8.81
                                              =========                     =========                   =========
Weighted-average fair value of
   options assumed during the year.......     $    -                        $    -                      $   18.94
                                              =========                     =========                   =========

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for stock options and share units granted under these programs. Under APB Opinion No. 25, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost has been recognized. SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company's stock option programs had been determined in accordance with the fair value method prescribed therein.

Had compensation cost for these programs been determined based upon the fair value at the grant dates consistent with SFAS No. 123, the Company's pro forma net earnings and net earnings per common share would have been as follows:

                                                                                                 Year Ended June 30
                                                                                    ---------------------------------------------
                                                                                      2000             1999              1998
                                                                                    ----------       ----------        ----------
                                                                                         (In millions, except per share data)
Net earnings.............................................       As reported          $ 314.1         $ 272.9           $  236.8
                                                                  Pro forma            216.5           246.2              219.1

Net earnings per common share - Basic....................       As reported          $  1.22         $  1.05           $   .90
                                                                  Pro forma              .81             .94               .83

Net earnings per common share - Diluted..................       As reported          $  1.20         $  1.03           $   .89
                                                                  Pro forma              .79             .92               .81


The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                                Year Ended June 30
                                                                   ----------------------------------------------
                                                                     2000               1999              1998
                                                                   ----------         --------          ---------
Expected volatility..............................                      30%              27%                26%
Average expected option life.....................                    7 years          7 years           7 years
Average risk-free interest rate..................                     6.1%             5.3%               6.3%
Dividend yield...................................                     .50%             .75%               1.0%

Summarized information about the Company's stock options outstanding and exercisable at June 30, 2000 is as follows:

                                                     Outstanding                                         Exercisable
                                    ------------------------------------------------       ---------------------------------------
Exercise                                                Average          Average                                   Average
Price Range                           Options(a)        Life(b)          Price(c)            Options(a)            Price(c)
-------------------------------     ------------------------------------------------       ---------------------------------------
$2.065   to  $3.10                         31.7           6.9           $   3.04                  31.7             $  3.04
$13.00   to  $20.813                    4,308.7           5.4              13.06               2,399.6               13.04
$21.313  to  $29.813                    6,147.5           6.5              23.41               1,459.1               22.77
$31.875  to  $47.625                    4,547.2           8.5              37.13                 228.4               37.01
$49.75   to  $53.50                     6,879.0           9.2              51.89                 133.6               53.50
                                      ---------                                               --------
$2.065   to  $53.50                    21,914.1                            33.14               4,252.4               18.86
                                      =========                                               ========

---------------------
(a)   Shares in thousands.
(b)   Weighted average contractual life remaining in years.
(c)   Weighted average exercise price.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Subsequent to June 30, 2000, the Company granted options under the terms of the Plans described above to purchase an additional 2,097,500 of the Company's Class A Common Stock with an exercise price equal to fair market value on the date of grant. In addition, the Company granted approximately 43,000 share units to a key executive pursuant to the terms of the Fiscal 1999 Share Incentive Plan subsequent to June 30, 2000.

NOTE 15 -- COMMITMENTS AND CONTINGENCIES

Total rental expense included in the accompanying consolidated statements of earnings was $100.7 million in fiscal 2000, $86.4 million in fiscal 1999 and $79.6 million in fiscal 1998. At June 30, 2000, the future minimum rental commitments under long-term operating leases are as follows:

       Year Ending June 30                           (In millions)
       -------------------

       2001...........................                  $  76.7
       2002...........................                     71.1
       2003...........................                     63.3
       2004...........................                     55.8
       2005...........................                     47.3
       Thereafter.....................                    138.0
                                                       --------
                                                        $ 452.2
                                                       ========


In February 2000, the Company and eight other manufacturers of cosmetics (the "Manufacturer Defendants") were added as defendants in a consolidated class action lawsuit that had been pending in the Superior Court of the State of California in Marin County. The plaintiffs purport to represent a class of all California residents who purchased prestige cosmetic products at retail for personal use from a number of department stores that sold such products in California (the "Department Store Defendants"). Plaintiffs filed their initial actions against the Department Store Defendants in May 1998. In May 2000, plaintiffs filed an amended complaint alleging that the Department Store Defendants and the Manufacturer Defendants conspired to fix and maintain retail prices and to limit the supply of prestige cosmetic products sold by the Department Store Defendants in violation of California state law. The plaintiffs are seeking, among other things, treble damages, equitable relief, attorneys' fees, interest and costs. Pretrial motions and discovery are underway. The Company intends to defend itself vigorously. While no assurance can be given as to the ultimate outcome of this lawsuit, based on preliminary investigation, management believes that the case will not have a material adverse effect on the Company's financial position.

In August 2000, an affiliate of Revlon, Inc. sued the Company and two of its subsidiaries in the U.S. District Court, Southern District of New York, for alleged patent infringement and related claims. Revlon claims that four Estee Lauder foundations and one Origins foundation infringe its patent, and is seeking, among other things, treble damages, punitive damages, equitable relief, and attorneys' fees. At this time, no discovery has commenced. The Company and its subsidiaries will vigorously defend themselves. Although the final outcome of the lawsuit cannot be predicted with certainty, based on preliminary investigation, management believes that the case will not have a material adverse effect on the Company's financial position.

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

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 -- NET UNREALIZED INVESTMENT GAINS

Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," available-for-sale securities are recorded at market value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a component of stockholders' equity until realized. The Company's investments subject to the provisions of SFAS No. 115 are treated as available-for-sale and, accordingly, the applicable investments have been adjusted to market value with a corresponding adjustment, net of tax, to net unrealized investment gains in accumulated other comprehensive income. Unrealized investment gains (net of deferred taxes) included in accumulated other comprehensive income amounted to $13.9 million and $6.1 million at June 30, 2000 and 1999, respectively.

NOTE 17 -- STATEMENT OF CASH FLOWS

Supplemental disclosure of significant non-cash transactions

As a result of stock option exercises, the Company recorded a tax benefit of $13.4 million and $11.8 million during fiscal 2000 and 1999, respectively.

Consideration for the October 1997 acquisition of Sassaby included $4.3 million representing the value of stock options assumed. Such amount was calculated as the aggregate difference between the exercise prices of the options and the fair market value of the Sassaby stock on the date of acquisition.

NOTE 18 - SEGMENT DATA AND RELATED INFORMATION

Reportable operating segments, as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the "Chief Executive") in deciding how to allocate resources and in assessing performance. As a result of the similarities in the manufacturing, marketing and distribution processes for all of the Company's products, much of the information provided in the consolidated financial statements is similar to, or the same as, that reviewed on a regular basis by the Chief Executive.

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

The Company evaluates segment performance based upon operating income, which represents earnings before income taxes, minority interest and net interest income or expense. The accounting policies for each of the reportable segments are the same as those described in the summary of significant accounting policies, except for depreciation and amortization charges, which are allocated, primarily, based upon net sales. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements, thus no additional information is produced for the Chief Executive or included herein.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                     Year Ended or at June 30
                                                                        ------------------------------------------------
                                                                           2000               1999                1998
                                                                        ----------         ----------          ---------
                                                                                         (In millions)

SEGMENT DATA
Net Sales:
   Skin Care......................................................      $  1,552.4         $  1,398.8          $ 1,248.3
   Makeup.........................................................         1,579.5            1,412.8            1,317.7
   Fragrance......................................................         1,092.3            1,048.6              987.6
   Hair Care......................................................           113.9               82.4               52.4
   Other..........................................................            28.7               18.9               12.0
                                                                        ----------         ----------          ---------
                                                                        $  4,366.8         $  3,961.5          $ 3,618.0
                                                                        ==========         ==========          =========
Depreciation and Amortization:
   Skin Care......................................................      $     39.4         $     29.9          $    23.7
   Makeup.........................................................            52.7               39.2               32.4
   Fragrance......................................................            28.8               23.9               19.6
   Hair Care......................................................             6.9                5.6                3.4
   Other..........................................................             1.3                1.0                0.7
                                                                        ----------         ----------          ---------
                                                                        $    129.1         $     99.6          $    79.8
                                                                        ==========         ==========          =========
Operating Income:
   Skin Care......................................................      $    240.5         $    205.9          $   174.3
   Makeup.........................................................           181.8              158.2              151.8
   Fragrance......................................................            80.6               79.7               75.5
   Hair Care......................................................            12.4               11.4                8.0
   Other..........................................................             0.5                1.7               (0.5)
                                                                        ----------         ----------          ---------
                                                                             515.8              456.9              409.1
Reconciliation:
   Interest expense, net..........................................           (17.1)             (16.7)              (6.3)
                                                                        ----------         ----------          ---------
Earnings before Income Taxes and Minority Interest................      $    498.7         $    440.2          $   402.8
                                                                        ==========         ==========          =========

GEOGRAPHIC DATA
Net Sales:
   The Americas...................................................      $  2,658.8         $  2,397.9          $ 2,204.7
   Europe, the Middle East & Africa...............................         1,131.0            1,082.4              960.8
   Asia/Pacific...................................................           577.0              481.2              452.5
                                                                        ----------         ----------          ---------
                                                                        $  4,366.8         $  3,961.5          $ 3,618.0
                                                                        ==========         ==========          =========
Operating Income:
   The Americas...................................................      $    287.9         $    265.0          $   248.0
   Europe, the Middle East & Africa...............................           168.9              145.5              131.3
   Asia/Pacific...................................................            59.0               46.4               29.8
                                                                        ----------         ----------          ---------
                                                                        $    515.8         $    456.9          $   409.1
                                                                        ==========         ==========          =========
Total Assets:
   The Americas...................................................      $  2,187.8         $  1,954.1          $ 1,803.9
   Europe, the Middle East & Africa...............................           606.8              587.9              541.2
   Asia/Pacific...................................................           248.7              204.7              167.7
                                                                        ----------         ----------          ---------
                                                                        $  3,043.3         $  2,746.7          $ 2,512.8
                                                                        ==========         ==========          =========
Long-Lived Assets (property, plant and equipment):
   The Americas...................................................      $    393.6         $    304.4          $   256.2
   Europe, the Middle East & Africa...............................            72.6               69.5               71.0
   Asia/Pacific...................................................            14.1                9.7                8.6
                                                                        ----------         ----------          ---------
                                                                        $    480.3         $    383.6          $   335.8
                                                                        ==========         ==========          =========

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 19 -- UNAUDITED QUARTERLY FINANCIAL DATA

The following summarizes the unaudited quarterly operating results of the Company for the years ended June 30, 2000 and 1999:

                                                                 Quarter Ended
                                    -----------------------------------------------------------------------
                                    September 30         December 31           March 31             June 30          Total Year
                                    ------------         -----------           --------             -------          ----------
                                                      (In millions, except per share data)

Fiscal 2000
Net sales.....................       $ 1,093.7           $  1,235.1           $  1,039.1           $  998.9           $ 4,366.8
Gross profit..................           841.9                952.0                808.4              792.4             3,394.7
Operating income..............           136.5                186.1                 99.4               93.8               515.8
Net earnings..................            82.6                113.9                 60.4               57.2               314.1
Basic EPS.....................             .32                  .46                  .23                .22                1.22
Diluted EPS...................             .32                  .45                  .22                .21                1.20

Fiscal 1999
Net sales.....................       $   997.0           $  1,091.0           $    964.8           $  908.7           $ 3,961.5
Gross profit..................           767.4                841.2                748.7              704.3             3,061.6
Operating income..............           121.6                161.8                 90.3               83.2               456.9
Net earnings..................            71.6                 97.3                 53.6               50.4               272.9
Basic EPS.....................             .28                  .39                  .20                .19                1.05
Diluted EPS...................             .27                  .38                  .20                .18                1.03

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To The Estee Lauder Companies Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements of The Estee Lauder Companies Inc. and subsidiaries included in this Annual Report on Form 10-K and have issued our report thereon dated August 10, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. This schedule (Schedule II - Valuation and Qualifying Accounts) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



New York, New York                                           Arthur Andersen LLP
August 10, 2000

                         THE ESTEE LAUDER COMPANIES INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                         Three Years Ended June 30, 2000
                                  (In millions)

------------------------------------------------------------------------------------------------------------------------------------
                      COL. A                             COL. B                 COL. C                 COL. D           COL. E
------------------------------------------------------------------------------------------------------------------------------------

                                                                               Additions
                                                                       -------------------------
                                                                                        (2)
                                                                           (1)       Charged to
                                                         Balance       Charged to       Other                            Balance
                                                      at Beginning     Costs and      Accounts -     Deductions --      at End of
                Description                             of Period       Expenses       Describe         Describe          Period
------------------------------------------------------------------------------------------------------------------------------------
Reserves deducted in the balance sheet
From the assets to which they apply:

Allowance for doubtful accounts:

   Year ended June 30, 2000                               $ 36.0        $ 31.0          ---           $ 35.3(a)          $  31.7
                                                          ======        ======                        ======              =======

   Year ended June 30, 1999                               $ 43.6        $ 27.8          ---           $ 35.4(a)          $  36.0
                                                          ======        ======                        ======              =======

   Year ended June 30, 1998                               $ 36.4        $ 25.4          ---           $ 18.2(a)          $  43.6
                                                          ======        ======                        ======              =======



----------------
(a) Includes amounts written-off, net of recoveries.

                         THE ESTEE LAUDER COMPANIES INC.
                                INDEX TO EXHIBITS


 Exhibit
  Number                                       Description
 --------                                      -----------

     3.1          Form of Restated Certificate of Incorporation (filed as
                  Exhibit 3.1 to Amendment No. 3 to our Registration Statement on Form S-1 (No. 33-97180) on November 13, 1995 (the "S-1")).*

     3.2 Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999).*

     3.3 Amended and Restated By-laws (filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999).*

    10.1          Form of Stockholders' Agreement (filed as Exhibit 10.1 to the
                  S-1).*

    10.1a         Amendment No. 1 to Stockholders' Agreement (filed as Exhibit
                  10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).*

    10.1b         Amendment No. 2 to Stockholders' Agreement (filed as Exhibit
                  10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 (the "FY 1997 Q2 10-Q")).*

    10.1c         Amendment No. 3 to Stockholder's Agreement (filed as Exhibit
                  10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (the "FY 1997 Q3 10-Q")).*

    10.1d         Amendment No. 4 to Stockholders' Agreement.

    10.2 Form of Registration Rights Agreement (filed as Exhibit 10.2 to the S-1).*

    10.2a         First Amendment to Registration Rights Agreement (filed as
                  Exhibit 10.3 to our Annual Report on Form 10-K for the fiscal year ended June 30, 1996).*

    10.2b         Second Amendment to Registration Rights Agreement (filed as
                  Exhibit 10.1 to the FY 1997 Q3 10-Q).*

    10.3          Fiscal 1996 Share Incentive Plan (filed as Exhibit 10.3 to the
                  S-1).* +

    10.4 Fiscal 1999 Share Incentive Plan (filed as Exhibit 4(c) our Registration Statement on Form S-8 (No. 333-66851) on November 5, 1998). * +

    10.5          The Estee Lauder Inc. Retirement Growth Account Plan (filed as
                  Exhibit 10.5 to our Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (the "FY 1999 10-K")).*+

    10.6 The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.6 to the FY1999 10-K).*+

    10.7 Executive Annual Incentive Plan (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1998).* +

    10.8          Employment Agreement with Leonard A. Lauder. +

    10.9          Employment Agreement with Ronald S. Lauder (filed as Exhibit
                  10.8 to the S-1).* +

    10.10         Employment Agreement with Fred H. Langhammer. +

    10.11         Employment Agreement with Daniel J. Brestle (filed as Exhibit
                  10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).* +

    10.12         Employment Agreement with William P. Lauder (filed as Exhibit
                  10.1 to Amendment No. 2 to our Registration Statement on Form S-3 (No. 333-77977) on May 19, 1999).* +

    10.13         Employment Agreement with Patrick Bousquet-Chavanne (filed as
                  Exhibit 10.13 to the FY 1999 10-K). * +

    10.14 Form of Deferred Compensation Agreement (interest-based) with Outside Directors (filed as Exhibit 10.1 to the FY 1997 Q2 10-Q).* +

    10.15 Form of Deferred Compensation Agreement (stock-based) with Outside Directors. +

    21.1          List of significant subsidiaries of the Company.

    23.1          Consent of Arthur Andersen LLP.

    24.1          Power of Attorney.

    27.1          Financial Data Schedule.


----------
* Incorporated herein by reference.

+ Exhibit is a management contract or compensatory plan or arrangement.