Form 10-Q
period 2000-09-30
ESTEE LAUDER COMPANIES INC
filed 2000-10-24
CIK 1001250

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004
                              ----------------------

                                    FORM 10-Q


(Mark One)
   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended September 30, 2000

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

At October 20, 2000, 124,255,334 shares of the registrant's Class A Common Stock, $.01 par value, and 113,679,334 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding.

                         THE ESTEE LAUDER COMPANIES INC.


                                      INDEX

                                                                                                          Page
Part I. Financial Information

         Consolidated Statements of Earnings --
              Three Months Ended September 30, 2000 and 1999...........................................      2

         Management's Discussion and Analysis of
              Financial Condition and Results of Operations............................................      3

         Consolidated Balance Sheets --
              September 30, 2000 and June 30, 2000.....................................................     11

         Consolidated Statements of Cash Flows --
              Three Months Ended September 30, 2000 and 1999...........................................     12

         Notes to Consolidated Financial Statements....................................................     13

Part II. Other Information.............................................................................     19

                                      -1-

                         THE ESTEE LAUDER COMPANIES INC.

                          PART I. FINANCIAL INFORMATION

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                           September 30

                                                                                (In millions, except per share data)

                                                                                        2000           1999
                                                                                        ----           ----


Net Sales.................................................................           $ 1,177.7      $ 1,093.7
Cost of sales.............................................................               263.3          251.8
                                                                                     ---------      ---------

Gross Profit..............................................................               914.4          841.9
                                                                                     ---------      ---------

Operating expenses:
   Selling, general and administrative....................................               752.9          697.4
   Related party royalties................................................                 8.2            8.0
                                                                                     ---------      ---------
                                                                                         761.1          705.4
                                                                                     ---------      ---------

Operating Income..........................................................               153.3          136.5

Interest expense, net.....................................................                 5.1            5.4
                                                                                     ---------      ---------
Earnings before Income Taxes and Minority Interest........................               148.2          131.1

Provision for income taxes................................................                53.4           48.5
Minority interest, net of tax.............................................                (0.2)           -
                                                                                     ---------      ---------
Net Earnings before Accounting Change.....................................                94.6           82.6

Cumulative effect of a change in accounting principle, net of tax.........                (2.2)           -
                                                                                     ---------      ---------
Net Earnings .............................................................                92.4           82.6
                                                                                     ---------      ---------

Preferred stock dividends.................................................                 5.9            5.9
                                                                                     ---------      ---------
Net Earnings Attributable to Common Stock.................................           $    86.5      $    76.7
                                                                                     =========      =========

Basic net earnings per common share:
     Net earnings attributable to common stock before accounting change...           $     .37      $     .32
     Cumulative effect of a change in accounting principle, net of tax....                (.01)           -
                                                                                     ---------      ---------
     Net earnings attributable to common stock............................           $     .36      $     .32
                                                                                     =========      =========

Diluted net earnings per common share:
     Net earnings attributable to common stock before accounting change...           $     .37      $     .32
     Cumulative effect of a change in accounting principle, net of tax....                (.01)           -
                                                                                     ---------      ---------
     Net earnings attributable to common stock............................           $     .36      $     .32
                                                                                     =========      =========

Weighted average common shares outstanding:
     Basic................................................................               238.1          237.5
     Diluted..............................................................               242.2          242.6

Cash dividends declared per common share..................................           $     .05      $     .05

                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

We manufacture, market and sell skin care, makeup, fragrance and hair care products which are distributed in over 120 countries and territories. The following is a comparative summary of operating results for the three months ended September 30, 2000 and 1999, and reflects the basis of presentation described in Note 1 to the consolidated financial statements for all periods presented. Sales of products and services that do not meet our definition of skin care, makeup, fragrance and hair care have been included in the "other" category.

                                                                                        Three Months Ended
                                                                                           September 30
                                                                                        2000           1999
                                                                                        ----           ----
                                                                                           (In millions)
NET SALES
   By Region:
      The Americas...............................................                    $   783.1       $   715.8
      Europe, the Middle East & Africa...........................                        255.1           257.1
      Asia/Pacific...............................................                        139.5           120.8
                                                                                     ---------       ---------
                                                                                     $ 1,177.7       $ 1,093.7
                                                                                     =========       =========

   By Product Category:
      Skin Care..................................................                    $   395.2       $   353.4
      Makeup.....................................................                        431.3           403.9
      Fragrance..................................................                        299.8           307.1
      Hair Care..................................................                         45.6            23.1
      Other......................................................                          5.8             6.2
                                                                                     ---------       ---------
                                                                                     $ 1,177.7       $ 1,093.7
                                                                                     =========       =========

OPERATING INCOME
   By Region:
      The Americas...............................................                    $   111.1       $   100.4
      Europe, the Middle East & Africa...........................                         33.2            27.2
      Asia/Pacific...............................................                          9.0             8.9
                                                                                     ---------       ---------
                                                                                     $   153.3       $   136.5
                                                                                     =========       =========

   By Product Category:
      Skin Care..................................................                    $    66.8       $    54.1
      Makeup.....................................................                         53.8            48.5
      Fragrance..................................................                         32.5            31.3
      Hair Care..................................................                          0.2             2.5
      Other......................................................                            -             0.1
                                                                                     ---------       ---------
                                                                                     $   153.3       $   136.5
                                                                                     =========       =========

                                      -3-

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table presents certain consolidated earnings data as a percentage of net sales:

                                                                                         Three Months Ended
                                                                                            September 30
                                                                                       2000              1999
                                                                                       ----              ----

Net sales........................................................                     100.0%             100.0%
Cost of sales....................................................                      22.4               23.0
                                                                                      -----              -----
Gross profit.....................................................                      77.6               77.0
                                                                                      -----              -----
Operating expenses before depreciation and amortization:
   Selling, general and administrative...........................                      60.5               60.7
   Related party royalties.......................................                       0.7                0.7
                                                                                      -----              -----
                                                                                       61.2               61.4
                                                                                      -----              -----
Earnings before interest, taxes, depreciation and amortization
  ("EBITDA").....................................................                      16.4               15.6
Depreciation and amortization....................................                       3.4                3.1
                                                                                      ------             -----
Operating income.................................................                      13.0               12.5
Interest expense, net............................................                       0.4                0.5
                                                                                      -----              -----
Earnings before income taxes and minority interest...............                      12.6               12.0
Provision for income taxes.......................................                       4.6                4.4
Minority interest, net of tax....................................                       -                   -
                                                                                      -----              -----
Net earnings before accounting change............................                       8.0                7.6
Cumulative effect of a change in accounting principle, net of tax                      (0.2)                -
                                                                                      -----              -----
Net earnings.....................................................                       7.8%               7.6%
                                                                                      =====              =====


First Quarter Fiscal 2001 as compared with First Quarter Fiscal 2000

NET SALES

Net sales increased 8% or $84.0 million to $1,177.7 million reflecting continued growth in our skin care, makeup and hair care business, led by the Americas with an increase of 9% or $67.3 million primarily from the growth of our newer brands. Excluding the impact of foreign currency translation, net sales increased 10% reflecting a stronger U.S. dollar against most European currencies.

Product Categories

Skin Care
Net sales of skin care products increased 12% or $41.8 million to $395.2 million. Skin care sales benefited from the strong performances of Body Clinique, Have a Nice Day Cream and Lotion, as well as our Ginger Bath and Body Collection. In response to the success of whitening products in the Asia/Pacific region, we recently launched two new products White Light Brightening System and Active White, both of which were well received. Contributing to net sales growth were new products such as Idealist, Anti-Gravity Firming Lift Cream, and Pro-Preferred Skincare products, the first skin care line for our MAC brand. Partially offsetting these increases were lower sales of certain existing products such as Fruition Extra and Diminish.

Makeup
Net sales of makeup products increased 7% or $27.4 million to $431.3 million. This increase was primarily attributable to new and existing products as well as increased sales of MAC and Stila products. We recently launched *magic by
Prescriptives, Pure Color Lipstick, Go Pout Lipcolor and Bobbi Brown's ColorOptions, which also contributed to the category growth. Additionally, initial shipments of Luxe Makeup and High Impact Eye Shadow contributed to sales growth. Existing product successes include Superfit Makeup, Sheer Powder Blush and the Futurist line of makeup products.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Fragrance
Net sales of fragrance products decreased 2% or $7.3 million to $299.8 million, and increased 1% on a local currency basis. This quarter anniversaries the launches of Freedom for him, Freedom for her and Clinique Happy for Men which caused difficult comparisons. We also saw decreased sales in previously launched Tommy Hilfiger licensed products. Partially offsetting these decreases were higher sales of Beautiful, the rollout of DKNY for women and the recent launches of Intuition and DKNY for men.

Hair Care
Net sales of hair care products increased 97% or $22.5 million to $45.6 million. The increase in hair care sales is attributable to an increase in new store openings, acquired distributors and strong sales of Aveda products such as Custom Control and Sap Moss Shampoo. We also launched the Clinique Simple Hair Care System, a collection of hair care products with 11 stock keeping units. The category also benefited from sales of products and services offered by Bumble and bumble, a majority of which we acquired in June 2000.

Geographic Regions

Net sales in the Americas increased 9% or $67.3 million to $783.1 million. This increase was driven by higher sales on the strength of new products and continued strong sales of existing products, double-digit growth from most newer brands, particularly Aveda, contributions from Bumble and bumble and higher results in Canada. In Europe, the Middle East & Africa, net sales decreased 1% or $2.0 million to $255.1 million primarily due to a stronger U.S. dollar against most European currencies. Excluding the impact of foreign currency translation, sales in Europe, the Middle East & Africa increased 9%. On a reported basis, increases in the United Kingdom, the travel retail and distributor businesses and the October 1999 acquisition of Jo Malone were partially offset by decreased sales in Germany. Net sales in Asia/Pacific increased 16% or $18.7 million to $139.5 million. Sales increased in most markets with the strongest growth in Korea, Taiwan and Thailand. Foreign currency translation did not have a significant impact on Asia/Pacific net sales.

COST OF SALES

Cost of sales as a percentage of total net sales decreased to 22.4% from 23.0%, reflecting changes in product distribution and mix, as well as the impact of our production and sourcing initiatives. Changes in product distribution include the rollout of our own retail stores and the acquisition of certain distributor operations both of which contributed to higher gross margins. In addition, our cost of sales reduction program had a favorable impact on gross margins of products offered by our newer acquisitions.

OPERATING EXPENSES

Operating expenses increased to 64.6% of net sales as compared with 64.5% of net sales in the prior-year period. This change primarily relates to increased costs of new/modified channels of distribution including our investment in the Internet, which have higher operating cost structures than our traditional channels, as well as higher depreciation and amortization partially offset by efficiencies in other areas. Quarterly operating expenses are subject to the timing of advertising and promotional spending due to product launches and rollouts as well as incremental advertising in select markets.

OPERATING INCOME

Operating income increased 12% or $16.8 million to $153.3 million as compared to the same prior-year period. Operating margins were 13.0% of net sales in the current period as compared to 12.5% in the prior-year period. The increase in operating income and margins was due to higher net sales coupled with production and operating efficiencies achieved and changes in distribution, partially offset by increased depreciation and amortization and spending related to businesses acquired and new/modified channels of distribution.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Product Categories
Operating income increased 23% and 11% in skin care and makeup, respectively, due primarily to strong new and existing product sales. Operating income related to fragrance products increased 4% to $32.5 million reflecting the launch of Intuition and a lower level of advertising and promotional spending this period versus last year where we were supporting several major domestic launches. Although we had higher sales of hair care products, operating income decreased to $0.2 million as we invested in our distribution channel through retail expansion and increased spending to support new product introductions and the integration of Bumble and bumble.

Geographic Regions
Operating income in the Americas increased 11% or $10.7 million to $111.1 million primarily due to strong sales growth and the inclusion of operating results from recent acquisitions partially offset by increased goodwill amortization associated with acquisitions as well as incremental Internet spending. In Europe, the Middle East & Africa operating income increased 22% or $6.0 million to $33.2 million reflecting improved operating results in the United Kingdom, Germany, the Benelux countries, our travel retail business and Jo Malone. Improvements in these markets were partially offset by lower income in South Africa and Italy. In Asia/Pacific, operating income increased 1% to $9.0 million reflecting improved results in Thailand and Korea offset by lower operating results in Japan, reflecting increased investment spending to support new product launches and to build existing sales momentum.

EBITDA

Earnings before interest, taxes, depreciation and amortization ("EBITDA") is an additional measure of operating performance used by management. While the components of EBITDA may vary from company to company, we exclude minority interest adjustments, all depreciation charges related to property, plant and equipment and all amortization charges including amortization of goodwill, purchased royalty rights (expiring in November 2000), leasehold improvements, and other intangible assets. While we consider EBITDA useful in analyzing our results, it is not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with generally accepted accounting principles.

EBITDA increased 13% to $193.4 million or 16.4% of net sales as compared to $170.5 million or 15.6% of net sales in the same prior-year period. The improvement in EBITDA is primarily attributable to sales growth and margin improvements.

INTEREST EXPENSE, NET

Net interest expense was $5.1 million for the three months ended September 30, 2000, as compared with $5.4 million in the same prior-year period. The net decrease is primarily due to a higher rate of interest earned on available working capital.

PROVISION FOR INCOME TAXES

The provision for income taxes represents federal, foreign, state and local income taxes. The effective rate for income taxes for the three months ended September 30, 2000 was 36% compared to 37% in the same prior-year period. These rates reflect the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. The decrease in the effective income tax rate was principally attributable to continuing tax planning initiatives. Our effective tax rate for the full fiscal year is expected to be 36%.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds historically have been cash flows from operations and borrowings under commercial paper and committed and uncommitted credit lines provided by banks in the United States and abroad. At September 30, 2000, we had cash and cash equivalents of $233.8 million as compared to $320.3 million at June 30, 2000.

The Board of Directors has authorized a $750.0 million commercial paper program, under which we have issued, and intend to issue, commercial paper in the United States. Our commercial paper is currently rated A-1 by Standard & Poor's and P-1 by Moody's. Our long-term credit ratings are A+ by Standard & Poor's and A1 by Moody's. At September 30, 2000, we have $205.0 million of commercial paper outstanding and a $200.0 million term loan outstanding which is due in February 2005. Commercial paper is classified as long-term debt in our balance sheet based upon our intent and ability to refinance maturing commercial paper on a long-term basis. We also have an effective shelf registration statement covering the potential issuance of up to $400.0 million in debt securities. It is our policy to maintain backup facilities to support our commercial paper program, and its classification as long-term debt. As of September 30, 2000, we had an unused $400.0 million revolving credit facility, expiring July 1, 2001.

Our business is seasonal in nature and, accordingly, our working capital needs vary. To meet these needs, we could issue up to an additional $545.0 million of commercial paper under our program. We also have $45.2 million in uncommitted facilities. No borrowings were outstanding under these facilities as of September 30, 2000.

Total debt, as a percentage of total capitalization was 21% at September 30, 2000 and 22% at June 30, 2000.

Net cash used for operating activities was $26.7 million in the three months ended September 30, 2000 as compared to $48.9 million in the same prior-year period. This favorable change in net cash used for operating activities primarily reflects increased profitability. Net cash used for investing activities of $40.3 million during the three months ended September 30, 2000 reflects capital expenditures. Net cash used for financing activities of $16.5 million principally reflects payment of dividends.

On August 17, 2000, The Board of Directors declared a quarterly dividend of $.05 per share on our Class A and Class B Common Stock, payable on October 3, 2000 to stockholders of record at the close of business on September 15, 2000. Total dividends declared, which includes the Cumulative Redeemable Preferred Stock, for the three months ended September 30, 2000 was $17.7 million.

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

For each derivative contract we enter, we formally document the relationship between the hedging instrument and hedged item, as well as its risk-management objective and strategy for undertaking the hedge. This process includes linking all derivatives that are designated as fair-value, cash-flow, or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. We also formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that a derivative is not highly effective, then we will be required to discontinue hedge accounting prospectively.

Foreign Exchange Risk Management
We enter into forward exchange contracts to hedge purchases, receivables and payables denominated in foreign currencies for periods consistent with our identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on our costs and on the cash flows which we receive from foreign subsidiaries. Almost all foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions rated as strong investment grade by a major rating agency. We also enter into foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. The forward exchange contracts and foreign currency options have been designated as cash-flow hedges. As of September 30, 2000, these cash-flow hedges have been highly effective.

As a matter of policy, we only enter into contracts with counterparties that have at least an "A" (or equivalent) credit rating. The counterparties to these contracts are major financial institutions. We do not have significant exposure to any one counterparty. Our exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss is remote and in any event would not be material. The contracts have varying maturities with none exceeding 24 months. Costs associated with entering into such contracts have not been material to our financial results. We do not utilize derivative financial instruments for trading or speculative purposes. At September 30, 2000, we had foreign currency contracts in the form of forward exchange contracts and purchased currency options in the amount of $207.1 million and $72.2 million, respectively. The foreign currencies included in these contracts are principally the Euro, Japanese yen, Swiss franc and U.K. pound.

Interest Rate Risk Management
We have entered into interest rate swaps to exchange floating rate for fixed rate interest payments periodically over the life of the agreements. In addition, we have purchased interest rate options that offer similar interest rate protection. The interest rate swaps and options have been designated as cash-flow hedges and have been highly effective as of September 30, 2000. At September 30, 2000, we had interest rate swap and option agreements outstanding with a notional principal amount of $67.0 million and $133.0 million, respectively.

Market Risk
There have been no significant changes in market risk since June 30, 2000 that would have a material effect on our calculated value-at-risk exposure, as disclosed in the annual report on Form 10-K for the year ended June 30, 2000.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ACCOUNTING STANDARDS

Effective July 1, 2000, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended, requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position measured at fair value.

In accordance with the provisions of SFAS No. 133, as amended, we recorded a non-cash charge to earnings of $2.2 million, after tax, to reflect the change in time-value from the date of the contracts' inception through the date of transition (July 1, 2000). This charge is reflected as the cumulative effect of a change in accounting principle in the accompanying consolidated statements of earnings. Additionally, on the date of transition, a comparable amount of deferred unrealized gains on these instruments were recorded in accumulated other comprehensive income which we expect to accrete into earnings over the remaining life of the debt instruments (through February 2005).

INTERNET

Our strategic goals for the Internet are to enhance our brand equities, to reach new consumers, to forge deeper relationships with existing consumers and to strengthen our business through our traditional retailers. The strategy includes a planned launch of a multi-brand website offering products from our portfolio, specially designed sites which will be available through the e-commerce sites of retailers who meet specific requirements and individual sites for our brands. We currently have nine individual brand websites that educate and inform consumers about specific brands, with more in development. Five of the existing sites - esteelauder.com, clinique.com, origins.com, bobbibrown.com and maccosmetics.com
- have e-commerce capabilities. We are currently re-developing the gloss.com multi-brand site we acquired in May 2000 and expect to re-launch it in the third quarter of fiscal 2001. The site initially will feature Estee Lauder, Clinique, Origins, Bobbi Brown essentials, and MAC products. The site also will feature products from Chanel, Inc. and Clarins (U.S.A.) Inc. which became co-venturers in gloss.com in August 2000. Our Internet sales, which were not significant during the three months ended September 30, 2000, are currently limited to consumers in the United States and Canada. The initial impact of our overall Internet strategy on earnings is expected to be immaterially dilutive, particularly as we re-develop the multi-brand site, and accretive some time after the re-launch.

Forward-Looking Information

We and our representatives from time to time make written or oral forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission, in our press releases and in our reports to stockholders. The words and phrases "will likely result," "expects," "believes," "planned," "will," "will continue," "is anticipated," "estimates," "projects" or similar expressions are intended to identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, our expectations regarding sales, earnings or other future financial performance and liquidity, product introductions, entry into new geographic regions, new methods of sale and future operations or operating results. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot assure that actual results will not differ materially from our expectations. Factors that could cause actual results to differ from expectations include, without limitation:

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

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         (iii) consolidations and restructurings in the retail industry causing a decrease in the number of stores that sell our products, an increase in the ownership concentration within the retail industry, ownership of retailers by our competitors and ownership of competitors by our customers that are retailers;

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

         (xii) our ability to develop e-commerce capabilities, and other new information and distribution technologies on a timely basis and within our cost estimates; and,

         (xiii) our ability to integrate acquired businesses and realize value therefrom.

We assume no responsibility to update forward-looking statements made herein or otherwise.

                         THE ESTEE LAUDER COMPANIES INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                             September 30          June 30
                                                                                                 2000                2000
                                                                                                 ----                ----
                                                                                              (Unaudited)
                                                                                                      (In millions)
                                    ASSETS

Current Assets
Cash and cash equivalents...............................................................       $  233.8            $  320.3
Accounts receivable, net................................................................          725.7               550.2
Inventory and promotional merchandise, net..............................................          521.5               546.3
Prepaid expenses and other current assets...............................................          220.7               201.7
                                                                                               --------            --------
     Total current assets...............................................................        1,701.7             1,618.5
                                                                                               --------            --------

Property, Plant and Equipment, net......................................................          488.9               480.3
                                                                                               --------            --------

Other Assets
Investments, at cost or market value....................................................           62.1                61.4
Deferred taxes..........................................................................           49.3                48.9
Goodwill, net ..........................................................................          706.3               708.1
Other intangible assets, net............................................................           26.0                31.1
Other assets, net.......................................................................          103.6                95.0
                                                                                               --------            --------
     Total other assets.................................................................          947.3               944.5
                                                                                               --------            --------
              Total assets..............................................................       $3,137.9            $3,043.3
                                                                                               ========            ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Short-term debt.........................................................................       $    6.6            $    7.0
Accounts payable........................................................................          222.3               236.5
Accrued income taxes....................................................................          116.7                84.2
Other accrued liabilities...............................................................          584.2               574.1
                                                                                               --------            --------
     Total current liabilities..........................................................          929.8               901.8
                                                                                               --------            --------

Noncurrent Liabilities
Long-term debt..........................................................................          418.1               418.4
Other noncurrent liabilities............................................................          208.8               202.8
                                                                                               --------            --------
     Total noncurrent liabilities.......................................................          626.9               621.2
                                                                                               --------            --------


$6.50 Cumulative Redeemable Preferred Stock, at redemption value........................          360.0               360.0
                                                                                               --------            --------

Stockholders' Equity
Common stock,  $.01 par value;  650,000,000  shares Class A  authorized;  shares issued: 125,132,314 at September 30, 2000 and 125,058,658 at June 30, 2000;
   240,000,000 shares Class B authorized; shares issued and outstanding 113,679,334.....            2.4                 2.4
Paid-in capital.........................................................................          237.2               237.1
Retained earnings.......................................................................        1,083.2             1,008.6
Accumulated other comprehensive income..................................................          (70.9)              (57.1)
                                                                                               --------            --------
                                                                                                1,251.9             1,191.0
Less: Treasury stock, at cost; 876,980 Class A shares at September 30, 2000
   and June 30, 2000....................................................................          (30.7)              (30.7)
                                                                                               --------            --------
     Total stockholders' equity.........................................................        1,221.2             1,160.3
                                                                                               --------            --------
              Total liabilities and stockholders' equity................................       $3,137.9            $3,043.3
                                                                                               ========            ========

                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                       Three Months Ended
                                                                                                           September 30
                                                                                                        2000          1999
                                                                                                        ----          ----
                                                                                                          (In millions)
Cash Flows from Operating Activities
   Net earnings...............................................................................     $    92.4      $   82.6
   Adjustments to reconcile net earnings to net cash
     flows used for operating activities:
       Depreciation and amortization..........................................................          35.7          29.6
       Amortization of purchased royalty rights...............................................           4.4           4.4
       Deferred income taxes..................................................................          (2.0)         (4.0)
       Minority interest......................................................................           0.2           -
       Cumulative effect of a change in accounting principle..................................           2.2           -
       Non-cash stock compensation............................................................          (2.1)         (3.5)
   Changes in operating assets and liabilities:
       Increase in accounts receivable, net...................................................        (194.2)       (155.4)
       Decrease in inventory and promotional merchandise, net.................................          13.3          10.9
       Increase in other assets, net..........................................................         (35.2)        (11.9)
       Decrease in accounts payable...........................................................          (8.6)        (12.8)
       Increase in accrued income taxes.......................................................          35.8          14.8
       Increase (decrease) in other accrued liabilities.......................................          24.5          (9.3)
       Increase in other noncurrent liabilities...............................................           6.9           5.7
                                                                                                   ---------      --------
          Net cash flows used for operating activities........................................         (26.7)        (48.9)
                                                                                                   ---------      --------
   Cash Flows from Investing Activities
       Capital expenditures...................................................................         (38.7)        (33.1)
       Acquisition of businesses, net of cash acquired........................................          (2.4)       (100.9)
       Purchase of long-term investments......................................................          (0.1)         (1.5)
       Proceeds from the disposition of long-term investments.................................           0.9           3.0
                                                                                                   ---------      --------
          Net cash flows used for investing activities........................................         (40.3)       (132.5)
                                                                                                   ---------      --------
   Cash Flows from Financing Activities
       Increase (decrease) in short-term debt, net............................................          (0.3)        104.2
       Repayments of long-term debt...........................................................           -            (0.2)
       Net proceeds from employee stock transactions..........................................           1.5           0.4
       Payments to acquire treasury stock.....................................................           -            (8.7)
       Dividends paid.........................................................................         (17.7)        (17.7)
                                                                                                   ---------      --------
          Net cash flows provided by (used for) financing activities..........................         (16.5)         78.0
                                                                                                   ---------      --------
   Effect of Exchange Rate Changes on Cash and Cash Equivalents...............................          (3.0)          6.1
                                                                                                   ---------      --------
   Net Decrease in Cash and Cash Equivalents..................................................         (86.5)        (97.3)
   Cash and Cash Equivalents at Beginning of Period...........................................         320.3         347.5

   Cash and Cash Equivalents at End of Period.................................................     $   233.8      $  250.2
                                                                                                   =========      ========
   Supplemental disclosures of cash flow information:

   Cash paid during the period for:
       Interest ..............................................................................     $     6.7      $    8.2
                                                                                                   =========      ========
       Income taxes  .........................................................................     $    24.4      $   34.9
                                                                                                   =========      ========
   Non-cash items:
       Tax benefit from exercise of stock options.............................................     $     0.7      $    0.3
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

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K for the year ended June 30, 2000.

Net Earnings Per Common Share

For the three month period ended September 30, 2000, net earnings per common share ("basic EPS") is computed by dividing net earnings, after deducting preferred stock dividends on the Company's $6.50 Cumulative Redeemable Preferred Stock, by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions). Net earnings per common share assuming dilution ("diluted EPS") is computed by reflecting potential dilution from the exercise of stock options.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

                                                                                        Three Months Ended
                                                                                           September 30
                                                                                         2000         1999
                                                                                         ----         ----
                                                                                           (Unaudited)
                                                                               (In millions, except per share data)
Numerator:
Net earnings before accounting change.................................                 $  94.6      $  82.6
Preferred stock dividends.............................................                    (5.9)        (5.9)
                                                                                       -------      -------
Net earnings attributable to common stock before accounting change....                 $  88.7      $  76.7
Cumulative effect of a change in accounting principle, net of tax.....                    (2.2)         -
                                                                                       -------      -------
Net earnings attributable to common stock.............................                 $  86.5      $  76.7
                                                                                       =======      =======

Denominator:
Weighted average common shares outstanding - Basic....................                   238.1        237.5
Effect of dilutive securities: Stock options..........................                     4.1          5.1
                                                                                       -------      -------
Weighted average common shares outstanding - Diluted..................                   242.2        242.6
                                                                                       =======      =======

Basic net earnings per common share:
Net earnings before accounting change.................................                 $   .37      $   .32
Cumulative effect of a change in accounting principle, net of tax.....                    (.01)         -
                                                                                       -------      -------
Net earnings..........................................................                 $   .36      $   .32
                                                                                       =======      =======

Diluted net earnings per common share:
Net earnings before accounting change.................................                 $   .37      $   .32
Cumulative effect of a change in accounting principle, net of tax.....                    (.01)         -
                                                                                       -------      -------
Net earnings..........................................................                 $   .36      $   .32
                                                                                       =======      =======

                                      -13-

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


As of September 30, 2000, options to purchase 9.5 million shares of common stock were not included in the computation of diluted EPS because the exercise price of those options were greater than the average market price of the common stock. The options were still outstanding at the end of the period.


Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and retail customer deductions of $31.8 million and $31.7 million as of September 30, 2000 and June 30, 2000, respectively.

Inventory and Promotional Merchandise

Inventory and promotional merchandise only include inventory considered saleable or usable in future periods, and are stated at the lower of cost or market, with cost being determined on the first-in, first-out method. Promotional merchandise is charged to expense at the time the merchandise is shipped to the Company's customers.


                                                                        September 30        June 30
                                                                            2000              2000
                                                                            ----              ----
                                                                        (Unaudited)
                                                                                (In millions)
         Inventory and promotional merchandise consists of:
           Raw materials.........................................         $  119.8          $ 140.9
           Work in process.......................................             25.4             21.5
           Finished goods........................................            285.4            271.2
           Promotional merchandise...............................             90.9            112.7
                                                                          --------          -------
                                                                          $  521.5          $ 546.3
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


                                                                        September 30        June 30
                                                                            2000              2000
                                                                            ----              ----
                                                                        (Unaudited)
                                                                                 (In millions)
         Land ...................................................         $   13.0          $  13.0
         Buildings and improvements..............................            133.7            134.9
         Machinery and equipment.................................            496.6            490.1
         Furniture and fixtures..................................             98.5             95.8
         Leasehold improvements..................................            259.7            240.4
                                                                          --------          -------
                                                                           1,001.5            974.2
         Less accumulated depreciation and amortization..........            512.6            493.9
                                                                          --------          -------
                                                                          $  488.9          $ 480.3
                                                                          ========          =======

Depreciation and amortization of property, plant and equipment was $24.7 million and $20.7 million during the three months ended September 30, 2000 and 1999, respectively.
                                      -14-

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

Recently Issued Accounting Standards

Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended, requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position measured at fair value.

In accordance with the provisions of SFAS No. 133, as amended, we recorded a non-cash charge to earnings of $2.2 million, after tax, to reflect the change in time-value from the date of the contracts' inception through the date of transition (July 1, 2000). This charge is reflected as the cumulative effect of a change in accounting principle in the accompanying consolidated statements of earnings. Additionally, on the date of transition, a comparable amount of deferred unrealized gains on these instruments were recorded in accumulated other comprehensive income which the Company expects to accrete into earnings over the remaining life of the debt instruments (through February 2005).

NOTE 2 - COMPREHENSIVE  INCOME

The components of accumulated other comprehensive income ("OCI") included in the accompanying consolidated balance sheets consist of net unrealized investment gains, net gain or (loss) on derivative instruments designated and qualifying as cash-flow hedging instruments and cumulative translation adjustments as of the end of each period.

Comprehensive income and its components, net of tax, are as follows:


                                                                                       Three Months Ended
                                                                                          September 30
                                                                                       2000          1999
                                                                                       ----          ----
                                                                                          (Unaudited)
                                                                                         (In millions)
Net earnings..............................................                           $   92.4       $   82.6
                                                                                     --------       --------
Other comprehensive income:
     Net unrealized investment gains (losses).............                                1.0           (0.3)
     Net derivative instruments gains (losses)............                                5.2           -
     Translation adjustments..............................                              (20.0)          11.3
                                                                                     --------       --------

     Other comprehensive income...........................                              (13.8)          11.0
                                                                                     --------       --------

Comprehensive income......................................                           $   78.6       $   93.6

                                                                                     ========       ========

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The accumulated net gain on derivative instruments for the three months ending September 30, 2000 consists of the following:


                                                                                      Three Months Ended
                                                                                      September 30, 2000
                                                                                      ------------------
                                                                                          (Unaudited)
                                                                                         (In millions)
     OCI - derivative instruments, beginning of period............                        $        -
        Gains on derivative instruments...........................                               9.6
        Reclassification to earnings as gains during the period...                              (1.5)
        Provision for deferred income taxes.......................                              (2.9)
                                                                                          -----------
     OCI - derivative instruments, end of period..................                        $      5.2
                                                                                          ===========

Of the $5.2 million recorded in OCI at the end of the period $2.7 million, net of tax, relates to forward contracts and foreign currency options that we estimated will be reclassified to earnings as gains during the next twelve months. The remaining $2.5 million, net of tax, relates to interest rate swaps and caps that we expect to accrete into earnings over the remaining life of the debt instruments (through February 2005).

NOTE 3 - FINANCIAL INSTRUMENTS

Derivative Financial Instruments

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The Company primarily enters into foreign currency forward exchange contracts and foreign currency options to reduce the effects of fluctuating foreign currency exchange rates. The Company enters into interest rate swaps and options to manage the effects of interest rate movements on our aggregate liability portfolio. The Company categorizes these instruments as entered into for purposes other than trading.

All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as (i) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge), (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), (iii) a foreign-currency fair-value or cash-flow hedge ("foreign currency" hedge), (iv) a hedge of a net investment in a foreign operation, or (v) "held for trading" ("trading" instruments). Changes in the fair value of a derivative that is highly effective as - and that is designated and qualifies as - a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as - a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). Changes in the fair value of derivatives that are highly effective as - and that are designated and qualify as - foreign-currency hedges are recorded in either current-period earnings or other comprehensive income, depending on whether the hedge transaction is a fair-value hedge (e.g., a hedge of a firm commitment that is to be settled in a foreign currency) or a cash-flow hedge (e.g., a foreign-currency-denominated forecasted transaction). If, however, a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in the cumulative translation adjustments account within equity. Last, changes in the fair value of derivative trading instruments are reported in current-period earnings.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value, cash-flow, or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective, as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Foreign Exchange Risk Management

The Company enters into forward exchange contracts to hedge purchases, receivables and payables denominated in foreign currencies for periods consistent with our identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows which the Company receives from foreign subsidiaries. Almost all foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions rated as strong investment grade by a major rating agency. The Company also enters into foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. The forward exchange contracts and foreign currency options have been designated as cash-flow hedges. As of September 30, 2000, these cash-flow hedges have been highly effective.

As a matter of policy, the Company only enters into contracts with counterparties that have at least an "A" (or equivalent) credit rating. The counterparties to these contracts are major financial institutions. The Company does not have significant exposure to any one counterparty. Exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss is remote and in any event would not be material. The contracts have varying maturities with none exceeding 24 months. Costs associated with entering into such contracts have not been material to the Company's financial results. The Company does not utilize derivative financial instruments for trading or speculate purposes. At September 30, 2000, the Company had foreign currency contracts in the form of forward exchange contracts and purchased currency options in the amount of $207.1 million and $72.2 million, respectively. The foreign currencies included in these contracts are principally the Euro, Japanese yen, Swiss franc and U.K. pound.

Interest Rate Risk Management

The Company has entered into interest rate swaps to exchange floating rate for fixed rate interest payments periodically over the life of the agreements. In addition, the Company has purchased interest rate options that offer similar interest rate protection. The interest rate swaps and options have been designated as cash-flow hedges and have been highly effective as of September 30, 2000. At September 30, 2000, the Company had interest rate swap and option agreements outstanding with a notional principal amount of $67.0 million and $133.0 million, respectively.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - SEGMENT DATA AND RELATED INFORMATION

Reportable operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company evaluates segment performance based upon net sales and operating income. Operating income represents earnings before income taxes and net interest expense. The accounting policies for each of the reportable segments are substantially the same as those for the consolidated financial statements, as described in the segment data and related information footnote, included in the June 30, 2000 annual report on Form 10-K. There has been no significant variance in the total or long-lived asset values associated with each segment since June 30, 2000.


                                                                                         Three Months Ended
                                                                                            September 30
                                                                                         2000          1999
                                                                                         ----          ----
                                                                                             (Unaudited)
                                                                                            (In millions)
SEGMENT DATA
   Net Sales:
      Skin Care........................................................               $   395.2     $   353.4
      Makeup...........................................................                   431.3         403.9
      Fragrance........................................................                   299.8         307.1
      Hair Care........................................................                    45.6          23.1
      Other............................................................                     5.8           6.2
                                                                                      ---------     ---------
                                                                                      $ 1,177.7     $ 1,093.7
                                                                                      =========     =========
   Operating Income:
      Skin Care........................................................               $    66.8     $    54.1
      Makeup...........................................................                    53.8          48.5
      Fragrance........................................................                    32.5          31.3
      Hair Care........................................................                     0.2           2.5
      Other............................................................                     -             0.1
                                                                                      ---------     ---------
                                                                                          153.3         136.5
      Reconciliation:
         Interest expense, net.........................................                     5.1           5.4
                                                                                      ---------     ---------
      Earnings before income taxes and minority interest...............               $   148.2     $   131.1
                                                                                      =========     =========


REGIONAL DATA
   Net Sales:
      The Americas.....................................................               $   783.1     $   715.8
      Europe, the Middle East & Africa.................................                   255.1         257.1
      Asia/Pacific.....................................................                   139.5         120.8
                                                                                      ---------     ---------
                                                                                      $ 1,177.7     $ 1,093.7
                                                                                      =========     =========
   Operating Income:
      The Americas.....................................................               $   111.1     $   100.4
      Europe, the Middle East & Africa.................................                    33.2          27.2
      Asia/Pacific.....................................................                     9.0           8.9
                                                                                      ---------     ---------
                                                                                      $   153.3     $   136.5
                                                                                      =========     =========


                         THE ESTEE LAUDER COMPANIES INC.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

We are involved in various legal proceedings incident to our business, including those described in our annual report on Form 10-K for the year ended June 30, 2000. In management's opinion, the outcome of pending legal proceedings, separately or in the aggregate, will not have a material adverse effect on our business or financial condition.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits--

           10.1  Employment Agreement with Ronald S. Lauder +
           27.1  Financial Data Schedule


(b) Reports on Form 8-K -- There were no reports on Form 8-K for the three months ended September 30, 2000.



+ Exhibit is a management contract or compensatory plan or arrangement.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         THE ESTEE LAUDER COMPANIES INC.



Date:  October 24, 2000                  By:     /s/Richard W. Kunes
                                                ---------------------
                                                    Richard W. Kunes
                                                 Senior Vice President
                                              and Chief Financial Officer
                                               (Principal Financial and
                                                  Accounting Officer)

                         THE ESTEE LAUDER COMPANIES INC.
                                INDEX TO EXHIBITS


           Exhibit                 Description
           Number



            10.1              Employment Agreement with Ronald S. Lauder.
            27.1              Financial Data Schedule.