Form 10-Q
period 2000-12-31
ESTEE LAUDER COMPANIES INC
filed 2001-01-30
CIK 1001250

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004
                             ----------------------

                                    FORM 10-Q


(Mark One)
   [X]       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the quarterly period ended December 31, 2000

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



Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At January 26, 2001, 124,465,581 shares of the registrant's Class A Common Stock, $.01 par value, and 113,679,334 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding.

                         THE ESTEE LAUDER COMPANIES INC.

                                      INDEX

                                                                                                          Page
Part I. Financial Information
         Consolidated Statements of Earnings --
              Three Months and Six Months Ended December 31, 2000 and 1999.............................      2

         Management's Discussion and Analysis of
              Financial Condition and Results of Operations............................................      3

         Consolidated Balance Sheets --
              December 31, 2000 and June 30, 2000......................................................     14

         Consolidated Statements of Cash Flows --
              Six Months Ended December 31, 2000 and 1999..............................................     15

         Notes to Consolidated Financial Statements....................................................     16

Part II. Other Information.............................................................................     22


                         THE ESTEE LAUDER COMPANIES INC.

                          PART I. FINANCIAL INFORMATION

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                                           Three Months Ended           Six Months Ended
                                                                              December 31                  December 31
                                                                          --------------------       ---------------------
                                                                            2000        1999             2000        1999
                                                                            ----        ----             ----        ----

                                                                                  (In millions, except per share data)

Net Sales........................................................          $1,291.6   $1,235.1        $2,469.3     $2,328.8
Cost of sales....................................................             278.0      283.1           541.3        534.9
                                                                           --------   --------        --------     --------

Gross Profit.....................................................           1,013.6      952.0         1,928.0      1,793.9
                                                                           --------   --------        --------     --------

Operating expenses:
   Selling, general and administrative...........................             803.0      756.7         1,555.9      1,454.1
   Related party royalties.......................................               7.1        9.2            15.3         17.2
                                                                           --------   --------        --------     --------
                                                                              810.1      765.9         1,571.2      1,471.3
                                                                           --------   --------        --------     --------

Operating Income.................................................             203.5      186.1           356.8        322.6

Interest expense, net............................................               4.3        5.2             9.4         10.6
                                                                           --------   --------        --------     --------
Earnings before Income Taxes and Minority Interest...............             199.2      180.9           347.4        312.0

Provision for income taxes.......................................              71.7       67.0           125.1        115.5
Minority interest, net of tax....................................              (0.2)       -              (0.4)         -
                                                                           --------   --------        ---------    --------
Net Earnings before Accounting Change............................             127.3      113.9           221.9        196.5

Cumulative effect of a change in accounting principle, net of tax               -          -              (2.2)         -
                                                                           --------   --------        --------     --------
Net Earnings ....................................................             127.3      113.9           219.7        196.5

Preferred stock dividends........................................               5.8        5.8            11.7         11.7
                                                                           --------   --------        --------     --------
Net Earnings Attributable to Common Stock........................          $  121.5   $  108.1        $  208.0     $  184.8
                                                                           ========   ========        ========     ========

Basic net earnings per common share:
     Net earnings attributable to common stock before
     accounting change...........................................          $    .51   $    .46        $    .88     $    .78
     Cumulative effect of a change in accounting principle, net of tax          -          -              (.01)         -
                                                                           --------   --------        --------     --------
     Net earnings attributable to common stock...................          $    .51   $    .46        $    .87     $    .78
                                                                           ========   ========        ========     ========

Diluted net earnings per common share:
     Net earnings attributable to common stock before
     accounting change...........................................          $    .50   $    .45        $    .87     $    .76
     Cumulative effect of a change in accounting principle, net of tax          -          -              (.01)         -
                                                                           --------   --------        --------     --------
     Net earnings attributable to common stock...................          $    .50   $    .45        $    .86     $    .76
                                                                           ========   ========        ========     ========

Weighted average common shares outstanding:
     Basic.......................................................             238.2      237.5           238.2        237.5
     Diluted.....................................................             242.2      242.2           242.2        242.4

Cash dividends declared per common share.........................          $    .05   $    .05        $    .10     $    .10

                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We manufacture, market and sell skin care, makeup, fragrance and hair care products which are distributed in over 120 countries and territories. The following is a comparative summary of operating results for the three and six month periods ended December 31, 2000 and 1999, and reflects the basis of presentation described in Note 1 to the consolidated financial statements for all periods presented. Sales of products and services that do not meet our definition of skin care, makeup, fragrance or hair care have been included in the "other" category.

                                                                           Three Months Ended           Six Months Ended
                                                                              December 31                  December 31
                                                                          -------------------        ---------------------
                                                                             2000      1999             2000        1999
                                                                             ----      ----             ----        ----
                                                                                             (In millions)
NET SALES
   By Region:
      The Americas...............................................         $   747.1  $   716.5       $ 1,530.2    $ 1,432.3
      Europe, the Middle East & Africa...........................             366.9      350.3           622.0        607.4
      Asia/Pacific...............................................             177.6      168.3           317.1        289.1
                                                                          ---------  ---------       ---------    ---------
                                                                          $ 1,291.6  $ 1,235.1       $ 2,469.3    $ 2,328.8
                                                                          =========  =========       =========    =========

   By Product Category:
      Skin Care..................................................         $   423.2  $   389.8       $   818.4    $   743.2
      Makeup.....................................................             420.5      373.2           851.8        777.1
      Fragrance..................................................             396.9      434.0           696.7        741.1
      Hair Care..................................................              43.0       29.8            88.6         52.9
      Other......................................................               8.0        8.3            13.8         14.5
                                                                          ---------  ---------       ---------    ---------
                                                                          $ 1,291.6  $ 1,235.1       $ 2,469.3    $ 2,328.8
                                                                          =========  =========       =========    =========

OPERATING INCOME
   By Region:
      The Americas...............................................         $   106.4  $    99.5       $   217.5    $   199.9
      Europe, the Middle East & Africa...........................              70.6       60.2           103.8         87.4
      Asia/Pacific...............................................              26.5       26.4            35.5         35.3
                                                                          ---------  ---------       ---------    ---------
                                                                          $   203.5  $   186.1       $   356.8    $   322.6
                                                                          =========  =========       =========    =========

   By Product Category:
      Skin Care..................................................         $    85.5  $    73.8       $   152.3    $   127.9
      Makeup.....................................................              64.6       46.7           118.4         95.2
      Fragrance..................................................              46.1       61.7            78.6         93.0
      Hair Care..................................................               6.2        4.3             6.4          6.8
      Other......................................................               1.1       (0.4)            1.1         (0.3)
                                                                          ---------  ---------       ---------    ---------
                                                                          $   203.5  $   186.1       $   356.8    $   322.6
                                                                          =========  =========       =========    =========

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents certain consolidated earnings data as a percentage of net sales:

                                                                            Three Months Ended           Six Months Ended
                                                                               December 31                  December 31
                                                                           --------------------      ----------------------
                                                                              2000       1999           2000          1999
                                                                              ----       ----           ----          ----
Net sales........................................................             100.0%     100.0%          100.0%       100.0%
Cost of sales....................................................              21.5       22.9            21.9         23.0
                                                                           --------   --------        --------     --------
Gross profit.....................................................              78.5       77.1            78.1         77.0
                                                                           --------   --------        --------     --------
Operating expenses before depreciation and amortization:
   Selling, general and administrative...........................              59.1       58.4            59.8         59.4
   Related party royalties.......................................               0.5        0.7             0.6          0.7
                                                                           --------   --------        --------     --------
                                                                               59.6       59.1            60.4         60.1
                                                                           --------   --------        --------     --------
Earnings before interest, taxes, depreciation and amortization
  ("EBITDA").....................................................              18.9       18.0            17.7         16.9
Depreciation and amortization....................................               3.1        2.9             3.2          3.0
                                                                           --------   --------        --------     --------
Operating income.................................................              15.8       15.1            14.5         13.9
Interest expense, net............................................               0.4        0.5             0.4          0.5
                                                                           --------   --------        --------     --------

Earnings before income taxes and minority interest...............              15.4       14.6            14.1         13.4
Provision for income taxes.......................................               5.5        5.4             5.1          5.0
Minority interest, net of tax....................................               -          -               -            -
                                                                           --------   --------        --------     --------

Net earnings before accounting change............................               9.9        9.2             9.0          8.4
Cumulative effect of a change in accounting principle, net of tax               -          -              (0.1)         -
                                                                           --------   --------        --------     --------
Net earnings.....................................................               9.9%       9.2%            8.9%         8.4%
                                                                           ========   ========        ========     ========


Second Quarter Fiscal 2001 as compared with Second Quarter Fiscal 2000

NET SALES

Net sales increased 5% or $56.5 million to $1,291.6 million reflecting continued growth in our makeup, skin care and hair care business partially offset by a decline in fragrance net sales. Excluding the impact of foreign currency translation, net sales increased 10%. Growth on a reported basis reflects a strong U.S. dollar relative to the prior-year quarter's exchange rates in virtually all markets in which we do business. Net sales growth is attributable to a combination of new and recently launched products, the inclusion of newer brands such as Bumble and bumble and Jo Malone, and changes in distribution, including additional retail locations.

Product Categories

Skin Care
Net sales of skin care products increased 9% or $33.4 million to $423.2 million as compared with the prior-year quarter. The increase in skin care sales is attributable to the recent launches of Idealist, Anti-Gravity Firming Lift Cream, White Light Brightening System, Active White and Pro-Preferred Skincare products. Sales of the Ginger Bath and Body Collection continue to increase as the products in this line have been well received. Sales increases were partially offset by lower sales of certain existing products such as Fruition Extra, Diminish and Advanced Night Repair.

Makeup Net sales of makeup products increased 13% or $47.3 million to $420.5 million reflecting the success of new launches such as High Impact Eye Shadow, Equalizer and Luxe Makeup. Recently launched products such as Pure Color Lipstick, Go Pout Lipcolor and Skin Clarifying Makeup also contributed to the category growth. The increase was also attributable to strong growth in sales of MAC products in new and existing locations.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fragrance
Net sales of fragrance products decreased 9% or $37.1 million to $396.9 million, and decreased 4% on a local currency basis. Increased sales resulting from the launch of Ginger Essence, the recent international launch of Intuition and the rollout of DKNY for women were more than offset by lower sales of Tommy Hilfiger licensed products, as well as softness of the fragrance business in the United States this holiday season. Additionally, results for the prior-year quarter also include the international rollout of Freedom for him, Freedom for her and Clinique Happy for Men and the acceleration of shipments as part of our Year 2000 contingency plan, which creates a difficult comparison to the current year.

Hair Care
Net sales of hair care products increased 44% or $13.2 million to $43.0 million. The increase in hair care sales is attributable to an increase in the number of Company-owned Aveda Environmental Lifestyle Stores and sales made directly to salons as a result of the recent acquisition of certain distributors. Aveda products such as the Shampure line and Sap Moss Shampoo continue to have strong sales. The Clinique Simple Hair Care System, which was launched in the first quarter of fiscal 2001, also contributed to increased sales. The category benefited from sales of products and services offered by Bumble and bumble, in which we acquired a controlling majority interest in June 2000.

The introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

Geographic Regions

Net sales in the Americas increased 4% or $30.6 million to $747.1 million. New products, growth from newer brands and the addition of Bumble and bumble drove this increase. A generally soft retail environment negatively impacted net sales in the United States this quarter. In Europe, the Middle East & Africa, net sales increased 5% or $16.6 million to $366.9 million primarily due to increases in the United Kingdom, the travel retail and distributor businesses and the addition of Jo Malone (acquired in October 1999). The sales increases were partially offset by lower sales in Germany, Italy, France and South Africa. Excluding the impact of foreign currency translation, sales in Europe, the Middle East & Africa increased 19% reflecting improvements in every market and strong growth in the United Kingdom. Net sales in Asia/Pacific increased 6% or $9.3 million to $177.6 million, with the strongest growth in Korea, Taiwan, Hong Kong and Malaysia, partially offset by lower sales in Japan, which remains a difficult market. Excluding the impact of foreign currency translation, net sales in Asia/Pacific increased 13% reflecting increases in all markets.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales decreased to 21.5% from 22.9%, reflecting changes in distribution and product mix, as well as the impact of our manufacturing and sourcing initiatives. Changes in distribution include the rollout of our own retail stores and the acquisition of certain distributor operations, both of which contributed to higher gross margins. In addition, the synergies achieved by incorporating our recently acquired businesses in our manufacturing and sourcing initiatives had a favorable impact on gross margins.

OPERATING EXPENSES

Operating expenses increased to 62.7% of net sales as compared with 62.0% of net sales in the prior-year quarter. This change primarily relates to the increased cost of retail store operations, including start-up costs, and Internet operations, which have higher operating cost structures than our traditional distribution channels, and also reflects additional fixed costs associated with these distribution methods. Additionally, depreciation and amortization charges have increased compared to the prior-year quarter, reflecting increased goodwill amortization from acquisitions and depreciation related to capital investments partially offset by the conclusion of amortization related to purchased royalty rights. Advertising and promotional spending has increased as a percentage of net sales as these expenses are subject to the type and timing of advertising and promotional activities related to product launches and rollouts as well as incremental advertising in select markets.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING INCOME

Operating income increased 9% or $17.4 million to $203.5 million as compared to the prior-year quarter. Operating margins were 15.8% of net sales in the current period as compared to 15.1% in the prior-year quarter. The increase in operating income and margins was due to higher net sales coupled with manufacturing efficiencies achieved and changes in distribution and product mix. This was partially offset by increased spending for advertising and promotional activities, spending related to retail store expansion and increased costs related to the implementation of our Internet strategy.

Product Categories
Operating income increased 38% to $64.6 million and 16% to $85.5 million in makeup and skin care, respectively, due primarily to the strength of recently launched products. The strong growth of our MAC business, including retail store expansion, also contributed to the increase in makeup operating income while new and existing Origins stores provided additional operating income in the skin care category. Operating income related to fragrance products decreased 25% to $46.1 million reflecting lower sales and increased support spending versus the prior-year quarter. Hair care operating income increased 44% to $6.2 million as a result of increased sales including recent launches. This increase was partially offset by higher operating costs due to the retail expansion of our Aveda brand and the integration of Bumble and bumble.

Geographic Regions
Operating income in the Americas increased 7% or $6.9 million to $106.4 million primarily due to strong sales of new and existing products, particularly in the makeup category, and improved gross margins, partially offset by reduced income in the fragrance category due to lower sales. In Europe, the Middle East &
Africa operating income increased 17% or $10.4 million to $70.6 million reflecting favorable operating results in the United Kingdom, the travel retail and distributor businesses, and the addition of Jo Malone. Improvements in these markets were partially offset by lower income in France and South Africa. In Asia/Pacific, operating income increased slightly to $26.5 million reflecting improved results in Korea, Hong Kong and Taiwan offset by lower operating results in Japan caused by increased advertising and promotional spending to support new product launches.

INTEREST EXPENSE, NET

Net interest expense was $4.3 million for the three months ended December 31, 2000, as compared with $5.2 million in the prior-year quarter. As a result of an increase in available working capital during the quarter, we have reduced the level of average short-term borrowings in the period, which has contributed to lower net interest expense.

PROVISION FOR INCOME TAXES

The provision for income taxes represents federal, foreign, state and local income taxes. The effective rate for income taxes for the three months ended December 31, 2000 was 36% compared to 37% in the prior-year quarter. These rates reflect the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. The decrease in the effective income tax rate was principally attributable to ongoing tax planning initiatives. Our expected effective tax rate for the full fiscal year is 36%.

EBITDA

Earnings before interest, taxes, depreciation and amortization ("EBITDA") is an additional measure of operating performance used by management. While the components of EBITDA may vary from company to company, we exclude minority interest adjustments, all depreciation charges related to property, plant and equipment and all amortization charges including amortization of goodwill, purchased royalty rights (fully amortized in November 2000), leasehold improvements, and other intangible assets. While we consider EBITDA useful in analyzing our operating results, it is not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with generally accepted accounting principles.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EBITDA increased 10% to $244.2 million or 18.9% of net sales as compared to $222.4 million or 18.0% of net sales in the prior-year quarter. The improvement in EBITDA is primarily attributable to sales growth and gross margin improvements.

Six Months Fiscal 2001 as compared with Six Months Fiscal 2000

NET SALES

Net sales increased 6% or $140.5 million to $2,469.3 million for the six months ended December 31, 2000 as compared with the prior-year period. Excluding the impact of foreign currency translation, net sales increased 10%. Growth on a reported basis reflects a strong U.S. dollar relative to the prior-year period's exchange rates in virtually all markets in which we do business. The increase was due to growth in our skin care, makeup and hair care product categories and growth from our newer brands partially offset by a decline in fragrance net sales.

Product Categories

Skin Care
Net sales of skin care products increased 10% or $75.2 million to $818.4 million. The skin care category increase is primarily attributable to recently launched products such as Idealist, Anti-Gravity Firming Lift Cream, Body Power and Have a Nice Day. The Asia/Pacific region provided double-digit growth with the success of popular whitening products such as Active White and White Light Brightening System, which continue to be well received. We have added a number of products to the Ginger Bath and Body Collection, which has helped maintain excitement about the products and resulted in increased sales. The Clinique Body Line rollout in the European and Asia/Pacific markets has also contributed to an increase in net sales.

Makeup
Makeup net sales increased 10% or $74.7 million to $851.8 million supported by new and existing products and increased sales of MAC products. New launches of High Impact Eye Shadow, Equalizer and Luxe Makeup have contributed to the growth in this category. Recently launched products such as Go Pout Lipcolor, ColorOptions and Skin Clarifying Makeup also contributed to the increase in makeup sales. In addition, established products such as the Futurist line and Sheer Powder Blusher added to increased sales.

Fragrance
Net sales of fragrance products decreased 6% or $44.4 million to $696.7 million. The recent launches of Intuition and Ginger Essence contributed positively to growth and partially offset lower sales in the fragrance category. The rollout of DKNY for women also contributed to growth in the category. The decrease in net sales is attributable to lower sales of Tommy Hilfiger licensed products, as well as softness of the fragrance business in the United States this holiday season. Results for the prior-year period include the international rollout of Freedom for him, Freedom for her and Clinique Happy for Men, which creates a difficult comparison to the current year.

Hair Care
Net sales of hair care products increased 67% or $35.7 million to $88.6 million. The increase in hair care sales is attributable to strong sales of Aveda products such as Custom Control and Sap Moss Shampoo and new Company-owned retail stores. The Clinique Simple Hair Care System, acquired distributors, as well as sales of products and services offered by Bumble and bumble, in which we acquired a controlling majority interest in June 2000, also benefited the category.

The introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Geographic Regions

Sales in the Americas increased 7% or $97.9 million to $1,530.2 million for the six months ended December 31, 2000 as compared with the prior-year period. This increase was driven by sales in the skin care, makeup and hair care categories, the success of new and recently launched products and the growth of our newer brands. In Europe, the Middle East & Africa, net sales increased 2% or $14.6 million to $622.0 million compared with the prior-year period. The increase was primarily the result of higher net sales in the United Kingdom, the travel retail and distributor businesses and the addition of Jo Malone (acquired in October 1999). These increases were offset by decreased sales in Germany, Italy, South Africa and France. Excluding the impact of foreign currency translation, sales in Europe, the Middle East & Africa increased 15% reflecting growth in all countries in the region. Net sales in Asia/Pacific increased 10% or $28.0 million to $317.1 million primarily due to higher net sales in Korea, Taiwan, Hong Kong and Thailand partially offset by lower sales in Japan, which remains a difficult market. Excluding the impact of foreign currency translation, all countries in the Asia/Pacific region contributed to 14% growth over the prior-year period.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales decreased to 21.9% from 23.0%, reflecting changes in distribution and product mix, as well as the impact of our manufacturing and sourcing initiatives. Changes in distribution include the rollout of our own retail stores and the acquisition of certain distributor operations, both of which contributed to higher gross margins. In addition, the synergies achieved by incorporating our recently acquired businesses in our manufacturing and sourcing initiatives had a favorable impact on gross margins.

OPERATING EXPENSES

Operating expenses increased to 63.6% of net sales as compared with 63.1% of net sales in the prior-year period. This change primarily relates to the increased cost of our retail store operations, including start-up costs, and Internet operations, which have higher operating cost structures than our traditional distribution channels, and also reflects additional fixed costs associated with these distribution methods. Additionally, depreciation and amortization charges have increased compared to the prior-year period, reflecting increased goodwill amortization from acquisitions and depreciation related to capital investments partially offset by the conclusion of amortization related to purchased royalty rights. Operating expenses of the period are subject to the type and timing of advertising and promotional spending due to product launches and rollouts as well as incremental advertising in select markets.

OPERATING INCOME

Operating income increased 11% or $34.2 million to $356.8 million as compared to the prior-year period. Operating margins were 14.5% of net sales in the current period as compared to 13.9% in the prior-year period. The increase in operating income and margins was due to higher net sales and gross profit margins due to manufacturing efficiencies achieved and changes in distribution and product mix. This was partially offset by increased spending related to retail store expansion, increased costs to implement our Internet strategy and higher depreciation and amortization expenses.

Product Categories
Operating income in the makeup and skin care categories increased 24% and 19%, respectively, primarily due to increased net sales and a reduction in the cost of goods sold. Operating income in the fragrance category decreased 15%, reflecting continued advertising and promotional spending in a difficult fragrance business and tough comparisons to a strong prior-year period. Operating income in the hair care category decreased 6%, primarily due to increased costs related to changes in distribution and investments in the hair care category.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Geographic Regions
Operating income in the Americas increased 9% or $17.6 million to $217.5 million for the six months ended December 31, 2000 as compared with the prior-year period, primarily due to net sales increases related to new and recently launched products and the inclusion of Bumble and bumble partially offset by a decline in fragrance net sales. In Europe, the Middle East & Africa, operating income increased 19% or $16.4 million to $103.8 million primarily due to improved operating results in the United Kingdom, the travel retail and distributor businesses and Germany, partially offset by lower operating income in South Africa and France. In Asia/Pacific, operating income increased 1% or $0.2 million to $35.5 million due to slightly higher results in most markets offset by lower income in Japan.

INTEREST EXPENSE, NET

Net interest expense was $9.4 million for the six months ended December 31, 2000 as compared to $10.6 million in the prior-year period. As a result of an increase in available working capital during the period, we have higher interest income on invested funds and lower interest expense related to reduced short-term borrowings.

PROVISION FOR INCOME TAXES

The provision for income taxes represents federal, foreign, state and local income taxes. The effective rate for income taxes for the six months ended December 31, 2000 was 36% compared with 37% in the prior-year period. These rates reflect the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. The decrease in the effective income tax rate was principally attributable to ongoing tax-planning initiatives. Our expected effective tax rate for the full fiscal year is 36%.

EBITDA

EBITDA increased 11% to $437.6 million or 17.7% of net sales as compared to $392.9 million or 16.9% of net sales in the prior-year period. The improvement in EBITDA is primarily attributable to sales growth and gross margin improvements.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds historically have been cash flows from operations and borrowings under commercial paper and committed and uncommitted credit lines provided by banks in the United States and abroad. At December 31, 2000, we had cash and cash equivalents of $424.0 million as compared to $320.3 million at June 30, 2000.

We have a $750.0 million commercial paper program, under which we have issued, and intend to issue, commercial paper in the United States. Our commercial paper is currently rated A-1 by Standard & Poor's and P-1 by Moody's. Our long-term credit ratings are A+ by Standard & Poor's and A1 by Moody's. At December 31, 2000, we had $205.0 million of commercial paper outstanding and a $200.0 million term loan outstanding which is due in February 2005. Commercial paper is classified as long-term debt in our balance sheet based upon our intent and ability to refinance maturing commercial paper on a long-term basis. We also have an effective shelf registration statement covering the potential issuance of up to $400.0 million in debt securities. It is our policy to maintain backup facilities to support our commercial paper program, and its classification as long-term debt. As of December 31, 2000, we had an unused $400.0 million revolving credit facility. We expect to renew or replace this facility before it expires on July 1, 2001.

Our business is seasonal in nature and, accordingly, our working capital needs vary. To meet these needs, we could issue up to an additional $545.0 million of commercial paper under our program. We also have $30.8 million in uncommitted facilities. No borrowings were outstanding under these facilities as of December 31, 2000.

Total debt, as a percentage of total capitalization was 20% at December 31, 2000 and 22% at June 30, 2000.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net cash provided by operating activities was $235.7 million in the six months ended December 31, 2000 as compared to $244.9 million in the prior-year period. This decrease in net cash provided by operating activities primarily reflects a smaller increase in accrual balances, which are subject to the type and timing of various expenditures, including advertising and promotional activities, partially offset by increased profits before depreciation and amortization. Net cash used for investing activities was $94.4 million in the six months ended December 31, 2000 as compared to $199.8 million in the prior-year period primarily reflecting fewer acquisitions. Net cash used for financing activities of $34.8 million principally reflects the payment of dividends.

On November 9, 2000, the Board of Directors declared a quarterly dividend of $.05 per share on our Class A and Class B Common Stock, payable on January 3, 2001 to stockholders of record at the close of business on December 15, 2000. Total dividends declared, including dividends on the $6.50 Cumulative Redeemable Preferred Stock, for the six months ended December 31, 2000 was $35.5 million.

In September 1998, our Board of Directors authorized a share repurchase program. We have purchased, and may continue to purchase, over an unspecified period of time, a total of up to eight million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. Since inception, we have purchased approximately 1.1 million shares under this program.

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

For each derivative contract we enter into, we formally document the relationship between the hedging instrument and hedged item, as well as its risk-management objective and strategy for undertaking the hedge. This process includes linking all derivatives that are designated as fair-value, cash-flow, or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. We also formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that a derivative is not highly effective, then we will be required to discontinue hedge accounting prospectively.

Foreign Exchange Risk Management
We enter into forward exchange contracts to hedge purchases, receivables and payables denominated in foreign currencies for periods consistent with our identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on our costs and on the cash flows which we receive from foreign subsidiaries. Almost all foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions rated as strong investment grade by a major rating agency. We also enter into foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. The forward exchange contracts and foreign currency options have been designated as cash-flow hedges. As of December 31, 2000, these cash-flow hedges have been highly effective.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a matter of policy, we only enter into contracts with counterparties that have at least an "A" (or equivalent) credit rating. The counterparties to these contracts are major financial institutions. We do not have significant exposure to any one counterparty. Our exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss is remote and in any event would not be material. The contracts have varying maturities with none exceeding 24 months. Costs associated with entering into such contracts have not been material to our financial results. We do not utilize derivative financial instruments for trading or speculative purposes. At December 31, 2000, we had foreign currency contracts in the form of forward exchange contracts and purchased currency options in the amount of $85.5 million and $27.1 million, respectively. The foreign currencies included in these contracts (notional value stated in U.S. dollars) are principally the Japanese yen ($32.4 million), U.K. pound ($13.2 million), Euro ($10.2 million), Danish krone ($7.6 million), Australian dollar ($6.9 million), Swiss franc ($6.4 million) and Swedish krona ($6.3 million).

Interest Rate Risk Management
We have entered into interest rate swaps to exchange floating rate for fixed rate interest payments periodically over the life of the agreements. In addition, we have purchased interest rate options that offer similar interest rate protection. The interest rate swaps and options have been designated as cash-flow hedges and have been highly effective as of December 31, 2000. At December 31, 2000, we had interest rate swap and option agreements outstanding with a notional principal amount of $67.0 million and $133.0 million, respectively. Our interest rate swap carried a weighted average pay rate of 6.14% and a receive rate of 6.34%. The interest rate option agreements carried a weighted average pay rate of 6.14% and a receive rate of 6.47%.

Market Risk
Using the value-at-risk model, as discussed in our annual report on Form 10-K for the fiscal year ended June 30, 2000, our average value-at-risk, calculated for the most recent twelve months, is $3.2 million and $3.0 million related to our foreign exchange contracts and interest rate contracts, respectively. There have been no significant changes in market risk since June 30, 2000 that would have a material effect on our calculated value-at-risk exposure, as disclosed in the annual report on Form 10-K for the year ended June 30, 2000.

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

In accordance with the provisions of SFAS No. 133, as amended, we recorded a non-cash charge to earnings of $2.2 million, after tax, to reflect the change in time-value from the date of the contracts' inception through the date of transition (July 1, 2000). This charge is reflected as the cumulative effect of a change in accounting principle in the accompanying consolidated statements of earnings. Additionally, on the date of transition, a comparable amount of deferred unrealized gains on these instruments was recorded in accumulated other comprehensive income which we expect to accrete into earnings over the remaining life of the debt instruments (through February 2005).

The Emerging Issues Task Force ("EITF") has reached consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives". This consensus addresses when sales incentives and discounts should be recognized, as well as where the related revenues and expenses should be classified in a registrant's financial statements. Currently, the cost of merchandise used in our gift-with-purchase and purchase-with-purchase activities, as well as any related revenues, are reported net as operating expenses in the accompanying consolidated statements of earnings. Upon adoption, revenues generated by these promotional activities will be classified in sales resulting in an increase of approximately 1.0% to 2.0%. The cost of promotional merchandise will be reclassified into cost of goods. Although operating income remains unchanged, gross margins will decrease by approximately 5.0% to 6.0% offset by a decrease in operating expenses. Due to variations in our launch calendar and the timing of promotions, we anticipate greater fluctuations in our gross margins on a quarter-by-quarter basis. Issue No. 00-14 will become effective in our fiscal fourth quarter and will be applied retroactively for purposes of comparability.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTERNET

Our strategic goals for the Internet are to enhance our brand equities, to reach new consumers, to forge deeper relationships with existing consumers and to strengthen our business through our traditional retailers. The strategy includes a planned launch of a multi-brand website offering products from our portfolio, specially designed sites which will be available through the e-commerce sites of retailers who meet specific requirements and individual sites for our brands. We currently have nine individual brand websites that educate and inform consumers about specific brands, with more in development. Five of the existing sites - esteelauder.com, clinique.com, origins.com, bobbibrown.com and maccosmetics.com
- have e-commerce capabilities. We are currently re-developing the gloss.com multi-brand site we acquired in May 2000 and expect to re-launch it this spring. Initially, the site will feature Estee Lauder, Clinique, Prescriptives, Origins, Bobbi Brown essentials, MAC and Stila products. The site also will feature products from Chanel, Inc. and Clarins (U.S.A.) Inc. which became co-venturers in gloss.com in August 2000. Our Internet sales, which were not significant during the six months ended December 31, 2000, are currently limited to consumers in the United States and Canada. The impact of our overall Internet strategy on earnings is expected to be initially dilutive, particularly as we re-develop the multi-brand site. We expect our Internet business to become profitable some time after the re-launch of gloss.com.

FORWARD-LOOKING INFORMATION

We and our representatives from time to time make written or oral forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission, in our press releases and in our reports to stockholders. The words and phrases "will likely result," "expect," "believe," "planned," "will," "will continue," "is anticipated," "estimates," "projects" or similar expressions are intended to identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, our expectations regarding sales, earnings or other future financial performance and liquidity, product introductions, entry into new geographic regions, new methods of sale and future operations or operating results. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot assure that actual results will not differ materially from our expectations. Factors that could cause actual results to differ from expectations include, without limitation:

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

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         (viii) changes in global or localized economic conditions that could affect consumer purchasing and the cost and availability of capital to the Company, which may be needed for new equipment, facilities or acquisitions;

         (ix) shipment delays, depletion of inventory and increased production costs resulting from disruptions of operations at any of the facilities which, due to consolidations in our manufacturing operations, now manufacture nearly all of our supply of a particular type of product (i.e., focus factories;

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

                         THE ESTEE LAUDER COMPANIES INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                             December 31            June 30
                                                                                                 2000                2000
                                                                                                 ----                ----
                                                                                              (Unaudited)
                                                                                                        (In millions)
                                    ASSETS

Current Assets
Cash and cash equivalents...............................................................       $  424.0            $  320.3
Accounts receivable, net................................................................          663.1               550.2
Inventory and promotional merchandise, net..............................................          498.4               546.3
Prepaid expenses and other current assets...............................................          215.7               201.7
                                                                                               --------            --------
     Total current assets...............................................................        1,801.2             1,618.5
                                                                                               --------            --------

Property, Plant and Equipment, net......................................................          511.5               480.3
                                                                                               --------            --------

Other Assets
Investments, at cost or market value....................................................           48.3                61.4
Deferred taxes..........................................................................           55.2                48.9
Goodwill, net ..........................................................................          705.1               708.1
Other intangible assets, net............................................................           23.2                31.1
Other assets, net.......................................................................          100.7                95.0
                                                                                               --------            --------
     Total other assets.................................................................          932.5               944.5
                                                                                               --------            --------
              Total assets..............................................................       $3,245.2            $3,043.3
                                                                                               ========            ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Short-term debt.........................................................................       $    6.9            $    7.0
Accounts payable........................................................................          223.0               236.5
Accrued income taxes....................................................................           92.5                84.2
Other accrued liabilities...............................................................          595.1               574.1
                                                                                               --------            --------
     Total current liabilities..........................................................          917.5               901.8
                                                                                               --------            --------

Noncurrent Liabilities
Long-term debt..........................................................................          414.3               418.4
Other noncurrent liabilities............................................................          224.9               202.8
                                                                                               --------            --------
     Total noncurrent liabilities.......................................................          639.2               621.2
                                                                                               --------            --------


$6.50 Cumulative Redeemable Preferred Stock, at redemption value........................          360.0               360.0
                                                                                               --------            --------

Stockholders' Equity
Common stock,  $.01 par value;  650,000,000  shares Class A  authorized;  shares issued: 125,281,050 at December 31, 2000 and 125,058,658 at June 30, 2000;
   240,000,000 shares Class B authorized; shares issued and outstanding: 113,679,334....            2.4                 2.4
Paid-in capital.........................................................................          242.9               237.1
Retained earnings.......................................................................        1,192.7             1,008.6
Accumulated other comprehensive income (loss)...........................................          (78.7)              (57.1)
                                                                                               --------            --------
                                                                                                1,359.3             1,191.0
Less: Treasury stock, at cost; 877,860 Class A shares at December 31, 2000
   and 876,980 at June 30, 2000.........................................................          (30.8)              (30.7)
                                                                                               --------            --------
     Total stockholders' equity.........................................................        1,328.5             1,160.3
                                                                                               --------            --------
              Total liabilities and stockholders' equity................................       $3,245.2            $3,043.3
                                                                                               ========            ========

                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                        Six Months Ended
                                                                                                           December 31
                                                                                                       2000          1999
                                                                                                       ----          ----
                                                                                                          (In millions)
Cash Flows from Operating Activities
   Net earnings...............................................................................      $  219.7      $  196.5
   Adjustments to reconcile net earnings to net cash
     flows provided by operating activities:
       Depreciation and amortization..........................................................          74.2          61.4
       Amortization of purchased royalty rights...............................................           6.6           8.9
       Deferred income taxes..................................................................          (2.0)         (8.0)
       Minority interest......................................................................           0.4           -
       Cumulative effect of a change in accounting principle..................................           2.2           -
       Non-cash stock compensation............................................................          (0.1)          1.1

   Changes in operating assets and liabilities:
       Increase in accounts receivable, net...................................................        (125.5)       (153.1)
       Decrease in inventory and promotional merchandise, net.................................          37.4          54.8
       Increase in other assets, net..........................................................         (34.1)        (28.8)
       Increase (decrease) in accounts payable................................................          (7.7)          2.2
       Increase in accrued income taxes.......................................................          12.7          14.7
       Increase in other accrued liabilities..................................................          29.6          76.7
       Increase in other noncurrent liabilities...............................................          22.3          18.5
                                                                                                    --------      --------
         Net cash flows provided by operating activities......................................         235.7         244.9
                                                                                                    --------      --------

Cash Flows from Investing Activities
       Capital expenditures...................................................................         (87.9)        (76.5)
       Acquisition of businesses, net of cash acquired........................................          (6.4)       (121.8)
       Purchase of long-term investments......................................................          (0.3)         (4.5)
       Proceeds from the disposition of long-term investments.................................           0.2           3.0
                                                                                                    --------      --------
         Net cash flows used for investing activities.........................................         (94.4)       (199.8)
                                                                                                    --------      --------

Cash Flows from Financing Activities
       Increase (decrease) in short-term debt, net............................................           0.4          (0.8)
       Repayments of long-term debt...........................................................          (3.2)         (3.5)
       Net proceeds from employee stock transactions..........................................           3.5           4.2
       Payments to acquire treasury stock.....................................................           -            (9.8)
       Dividends paid.........................................................................         (35.5)        (35.4)
                                                                                                    --------      --------
         Net cash flows used for financing activities.........................................         (34.8)        (45.3)
                                                                                                    --------      --------

Effect of Exchange Rate Changes on Cash and Cash Equivalents...............................             (2.8)          0.4
                                                                                                    --------      --------

   Net Increase in Cash and Cash Equivalents..................................................         103.7           0.2
   Cash and Cash Equivalents at Beginning of Period...........................................         320.3         347.5
                                                                                                    --------      --------
   Cash and Cash Equivalents at End of Period.................................................      $  424.0      $  347.7
                                                                                                    ========      ========

Supplemental disclosures of cash flow information:

   Cash paid during the period for:
       Interest ..............................................................................      $   14.3      $   14.8
                                                                                                    ========      ========
       Income taxes...........................................................................      $  100.8      $   97.2
                                                                                                    ========      ========
   Non-cash items:
       Tax benefit from exercise of stock options.............................................      $    2.4      $    4.0
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

Net Earnings Per Common Share

For the three and six month periods ended December 31, 2000, net earnings per common share ("basic EPS") is computed by dividing net earnings, after deducting preferred stock dividends on the Company's $6.50 Cumulative Redeemable Preferred Stock, by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions). Net earnings per common share assuming dilution ("diluted EPS") is computed by reflecting potential dilution from the exercise of stock options.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

                                                                            Three Months Ended          Six Months Ended
                                                                                December 31                December 31
                                                                              2000      1999             2000      1999
                                                                              ----      ----             ----      ----
                                                                                             (Unaudited)
                                                                                  (In millions, except per share data)
Numerator:
Net earnings before accounting change.................................     $  127.3   $  113.9        $  221.9     $  196.5
Preferred stock dividends.............................................          5.8        5.8            11.7         11.7
                                                                           --------   --------        --------     --------
Net earnings attributable to common stock before accounting change....     $  121.5   $  108.1        $  210.2     $  184.8
Cumulative effect of a change in accounting principle, net of tax.....          -          -              (2.2)         -
                                                                           --------   --------        --------     --------
Net earnings attributable to common stock.............................     $  121.5   $  108.1        $  208.0     $  184.8
                                                                           ========   ========        ========     ========

Denominator:
Weighted average common shares outstanding - Basic....................        238.2      237.5           238.2        237.5
Effect of dilutive securities: Stock options..........................          4.0        4.7             4.0          4.9
                                                                           --------   --------        --------     --------
Weighted average common shares outstanding - Diluted..................        242.2      242.2           242.2        242.4
                                                                           ========   ========        ========     ========

Basic net earnings per common share:
Net earnings before accounting change.................................     $    .51   $    .46        $    .88     $    .78
Cumulative effect of a change in accounting principle, net of tax.....          -          -              (.01)         -
                                                                           --------   --------        --------     --------
Net earnings..........................................................     $    .51   $    .46        $    .87     $    .78
                                                                           ========   ========        ========     ========

Diluted net earnings per common share:
Net earnings before accounting change.................................     $    .50   $    .45        $    .87     $    .76
Cumulative effect of a change in accounting principle, net of tax.....          -          -              (.01)         -
                                                                           --------   --------        --------     --------
Net earnings..........................................................     $    .50   $    .45        $    .86     $    .76
                                                                           ========   ========        ========     ========

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2000, options to purchase 10.3 million shares of common stock were not included in the computation of diluted EPS because the exercise price of those options were greater than the average market price of the common stock. The options were still outstanding at the end of the period.

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and retail customer deductions of $29.2 million and $31.7 million as of December 31, 2000 and June 30, 2000, respectively.

Inventory and Promotional Merchandise

Inventory and promotional merchandise only include inventory considered saleable or usable in future periods, and are stated at the lower of cost or market, with cost being determined on the first-in, first-out method. Promotional merchandise is charged to expense at the time the merchandise is shipped to the Company's customers.


                                                                        December 31         June 30
                                                                           2000               2000
                                                                           ----               ----
                                                                         (Unaudited)
                                                                                 (In millions)
         Inventory and promotional merchandise consists of:
           Raw materials.........................................         $ 115.7           $ 140.9
           Work in process.......................................            23.9              21.5
           Finished goods........................................           262.0             271.2
           Promotional merchandise...............................            96.8             112.7
                                                                          -------           -------
                                                                          $ 498.4           $ 546.3
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


                                                                         December 31        June 30
                                                                            2000              2000
                                                                            ----              ----
                                                                         (Unaudited)
                                                                                   (In millions)

         Land ...................................................         $   13.0         $   13.0
         Buildings and improvements..............................            136.8            134.9
         Machinery and equipment.................................            524.2            490.1
         Furniture and fixtures..................................            103.3             95.8
         Leasehold improvements..................................            273.6            240.4
                                                                          --------         --------
                                                                           1,050.9            974.2
         Less accumulated depreciation and amortization..........            539.4            493.9
                                                                          --------         --------
                                                                          $  511.5         $  480.3
                                                                          ========         ========

Depreciation and amortization of property, plant and equipment was $28.1 million and $21.7 million during the three months ended December 31, 2000 and 1999, respectively, and $52.8 million and $42.4 million during the six months ended December 31, 2000 and 1999, respectively.

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

Derivative Financial Instruments

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

In accordance with the provisions of SFAS No. 133, as amended, the Company recorded a non-cash charge to earnings of $2.2 million, after tax, to reflect the change in time-value from the date of the contracts' inception through the date of transition (July 1, 2000). This charge is reflected as the cumulative effect of a change in accounting principle in the accompanying consolidated statements of earnings. Additionally, on the date of transition, a comparable amount of deferred unrealized gains on these instruments was recorded in accumulated other comprehensive income.

Recently Issued Accounting Standards

The Emerging Issues Task Force ("EITF") has reached consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives". This consensus addresses when sales incentives and discounts should be recognized, as well as where the related revenues and expenses should be classified in a registrant's financial statements. Currently, the cost of merchandise used in the Company's gift-with-purchase and purchase-with-purchase activities, as well as any related revenues, are reported net as operating expenses in the accompanying consolidated statements of earnings. Upon adoption, revenues generated by these promotional activities will be classified in sales resulting in an increase of approximately 1.0% to 2.0%. The cost of promotional merchandise will be reclassified into cost of goods. Although operating income remains unchanged, gross margins will decrease by approximately 5.0% to 6.0% offset by a decrease in operating expenses. Due to variations in the Company's launch calendar and the timing of promotions, the Company anticipates greater fluctuations in gross margins on a quarter-by-quarter basis. Issue No. 00-14 will become effective for the Company's fiscal fourth quarter and will be applied retroactively for purposes of comparability.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - COMPREHENSIVE  INCOME

The components of accumulated other comprehensive income ("OCI") included in the accompanying consolidated balance sheets consist of net unrealized investment gain (loss), net gain or (loss) on derivative instruments designated and qualifying as cash-flow hedging instruments and cumulative translation adjustments as of the end of each period.

Comprehensive income and its components, net of tax, are as follows:

                                                                           Three Months Ended           Six Months Ended
                                                                              December 31                  December 31
                                                                          --------------------       ---------------------
                                                                            2000       1999             2000        1999
                                                                            ----       ----             ----        ----
                                                                                            (Unaudited)
                                                                                           (In millions)

Net earnings.....................................................          $  127.3   $  113.9        $  219.7     $  196.5
                                                                           --------   --------        --------     --------
Other comprehensive income:
     Net unrealized investment gain (loss).......................              (9.0)       6.6            (8.0)         6.3
     Net derivative instruments gain (loss)......................              (2.2)       -               3.0          -
     Translation adjustments.....................................               3.4      (12.4)          (16.6)        (1.1)
                                                                           --------   --------        --------     --------

     Other comprehensive income (loss)...........................              (7.8)      (5.8)          (21.6)         5.2
                                                                           --------   --------        --------     --------

Comprehensive income.............................................          $  119.5   $  108.1        $  198.1     $  201.7
                                                                           ========   ========        ========     ========


The accumulated net gain on derivative instruments for the three and six month periods ended December 31, 2000 consists of the following:

                                                                          Three Months Ended    Six Months Ended
                                                                           December 31, 2000    December 31, 2000
                                                                          ------------------    -----------------
                                                                                         (Unaudited)
                                                                                        (In millions)

     OCI - derivative instruments, beginning of period...........             $    5.2               $    -
                                                                              --------               --------
        Gain (loss) on derivative instruments....................                 (1.0)                   8.6
        Reclassification to earnings of net gains during the period               (2.4)                  (3.9)
        Provision for deferred income taxes......................                  1.2                   (1.7)
                                                                              --------               --------
           Net derivative instruments gain (loss)................                 (2.2)                   3.0
                                                                              --------               --------
     OCI - derivative instruments, end of period.................             $    3.0               $    3.0
                                                                              ========               ========

Of the $3.0 million recorded in OCI at the end of the period $2.6 million, net of tax, relates to forward contracts and foreign currency options that the Company estimates will be reclassified to earnings as gains during the next twelve months. The remaining $0.4 million, net of tax, relates to interest rate swaps and options that the Company estimates will accrete into earnings over the remaining life of the debt instruments (through February 2005).

NOTE 3 - FINANCIAL INSTRUMENTS

Derivative Financial Instruments

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The Company primarily enters into foreign currency forward exchange contracts and foreign currency options to reduce the effects of fluctuating foreign currency exchange rates. The Company enters into interest rate swaps and options to manage the effects of interest rate movements on the Company's aggregate liability portfolio. The Company categorizes these instruments as entered into for purposes other than trading.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value, cash-flow, or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge, or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

Foreign Exchange Risk Management

The Company enters into forward exchange contracts to hedge purchases, receivables and payables denominated in foreign currencies for periods consistent with the Company's identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that the Company receives from foreign subsidiaries. Almost all foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions rated as strong investment grade by a major rating agency. The Company also enters into foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. The forward exchange contracts and foreign currency options have been designated as cash-flow hedges. As of December 31, 2000, these cash-flow hedges have been highly effective.

As a matter of policy, the Company only enters into contracts with counterparties that have at least an "A" (or equivalent) credit rating. The counterparties to these contracts are major financial institutions. The Company does not have significant exposure to any one counterparty. Exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss in such an instance is remote and in any event would not be material. The contracts have varying maturities with none exceeding 24 months. Costs associated with entering into such contracts have not been material to the Company's financial results. The Company does not utilize derivative financial instruments for trading or speculate purposes. At December 31, 2000, the Company had foreign currency contracts in the form of forward exchange contracts and purchased currency options in the amount of $85.5 million and $27.1 million, respectively. The foreign currencies included in these contracts (notional value stated in U.S. dollars) are principally the Japanese yen ($32.4 million), U.K. pound ($13.2 million), Euro ($10.2 million), Danish krone ($7.6 million), Australian dollar ($6.9 million), Swiss franc ($6.4 million) and Swedish krona ($6.3 million).

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Rate Risk Management

The Company has entered into interest rate swaps to exchange floating rate for fixed rate interest payments periodically over the life of the agreements. In addition, the Company has purchased interest rate options that offer similar interest rate protection. The interest rate swaps and options have been designated as cash-flow hedges and have been highly effective as of December 31, 2000. At December 31, 2000, the Company had interest rate swap and option agreements outstanding with a notional principal amount of $67.0 million and $133.0 million, respectively. The Company's interest rate swap carried a weighted average pay rate of 6.14% and a receive rate of 6.34%. The interest rate option agreements carried a weighted average pay rate of 6.14% and a receive rate of 6.47%.

NOTE 4 - SEGMENT DATA AND RELATED INFORMATION

Reportable operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company evaluates segment performance based upon net sales and operating income. Operating income represents earnings before income taxes and net interest expense. The accounting policies for each of the reportable segments are substantially the same as those for the consolidated financial statements, as described in the segment data and related information footnote, included in the June 30, 2000 annual report on Form 10-K. There has been no significant variance in the total or long-lived asset value associated with each segment since June 30, 2000.

                                                                            Three Months Ended           Six Months Ended
                                                                               December 31                  December 31
                                                                             2000       1999             2000        1999
                                                                             ----       ----             ----        ----
                                                                                             (Unaudited)
                                                                                            (In millions)
SEGMENT DATA
   Net Sales:
      Skin Care........................................................   $   423.2  $   389.8       $   818.4    $   743.2
      Makeup...........................................................       420.5      373.2           851.8        777.1
      Fragrance........................................................       396.9      434.0           696.7        741.1
      Hair Care........................................................        43.0       29.8            88.6         52.9
      Other............................................................         8.0        8.3            13.8         14.5
                                                                          ---------  ---------       ---------    ---------
                                                                          $ 1,291.6  $ 1,235.1       $ 2,469.3    $ 2,328.8
                                                                          =========  =========       =========    =========
   Operating Income:
      Skin Care........................................................   $    85.5  $    73.8       $   152.3    $   127.9
      Makeup...........................................................        64.6       46.7           118.4         95.2
      Fragrance........................................................        46.1       61.7            78.6         93.0
      Hair Care........................................................         6.2        4.3             6.4          6.8
      Other............................................................         1.1       (0.4)            1.1         (0.3)
                                                                          ---------  ---------       ---------    ---------
                                                                              203.5      186.1           356.8        322.6
      Reconciliation:
         Interest expense, net.........................................         4.3        5.2             9.4         10.6
                                                                          ---------  ---------       ---------    ---------
      Earnings before income taxes and minority interest...............   $   199.2  $   180.9       $   347.4    $   312.0
                                                                          =========  =========       =========    =========


REGIONAL DATA
   Net Sales:
      The Americas.....................................................   $   747.1  $   716.5       $ 1,530.2    $ 1,432.3
      Europe, the Middle East & Africa.................................       366.9      350.3           622.0        607.4
      Asia/Pacific.....................................................       177.6      168.3           317.1        289.1
                                                                          ---------  ---------       ---------    ---------
                                                                          $ 1,291.6  $ 1,235.1       $ 2,469.3    $ 2,328.8
                                                                          =========  =========       =========    =========
   Operating Income:
      The Americas.....................................................   $   106.4  $    99.5       $   217.5    $   199.9
      Europe, the Middle East & Africa.................................        70.6       60.2           103.8         87.4
      Asia/Pacific.....................................................        26.5       26.4            35.5         35.3
                                                                          ---------  ---------       ---------    ---------
                                                                          $   203.5  $   186.1       $   356.8    $   322.6
                                                                          =========  =========       =========    =========

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

Item 4.  Submission of matters to a vote of security holders

(a) The Annual Meeting of Stockholders of the Company was held on November 9, 2000.

(b)      The  following   directors  were  elected  at  the  Annual  Meeting  of
         Stockholders: Fred H. Langhammer and Faye Wattleton, as Class I Directors for a term expiring at the 2003 Annual Meeting. The Class II Directors, whose terms expire at the 2001 Annual Meeting, are William
         P. Lauder and Richard D. Parsons. The Class III Directors, whose terms expire at the 2002 Annual Meeting are Leonard A. Lauder, Ronald S. Lauder and Marshall Rose. Lynn Forester was elected by the Board as a Class II Director in December 2000. She replaced Dr. P. Roy Vagelos, who retired from the Board in November 2000.

(c)      (i)  Each person elected as a director at the  Annual Meeting  received the number of votes (shares of Class B Common Stock are entitled to ten votes per share)indicated beside his or her name:

                Name                     Votes For               Votes Withheld
                ----                     ---------               --------------
                Fred H. Langhammer       1,239,825,478           1,513,608
                Faye Wattleton           1,239,908,314           1,430,772

         (ii) The Non-Employee Director Share Incentive Plan was approved as indicated below.

                              Votes For       Votes Against      Abstentions
                              ---------       -------------      -----------
                Total       1,227,968,133       12,719,506         651,447

                There were no broker nonvotes.

         (ii) 1,241,228,333 votes were cast for and 63,335 votes were cast against the ratification of the appointment of Arthur Andersen LLP as independent auditors of the Company for the 2001 fiscal year. There were 47,418 abstentions and no broker nonvotes.

(d)      Not applicable.



Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits--

          10.1 The Estee Lauder Companies Inc. Non-Employee Director Share Incentive Plan (incorporated herein by reference to Exhibit 4(d) to our Registration Statement on Form S-8 (No. 333-49606) filed on November 9, 2000). +

(b) Reports on Form 8-K -- There were no reports on Form 8-K for the three months ended December 31, 2000.

+  Exhibit is a management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        THE ESTEE LAUDER COMPANIES INC.



Date:  January 30, 2001                 By:    /s/Richard W. Kunes
                                               -------------------
                                                 Richard W. Kunes
                                               Senior Vice President
                                            and Chief Financial Officer
                                             (Principal Financial and
                                                Accounting Officer)