Form 10-Q
period 2001-03-31
ESTEE LAUDER COMPANIES INC
filed 2001-04-24
CIK 1001250

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004
                             ----------------------

                                    FORM 10-Q


(Mark One)
  [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At April 20, 2001, 124,656,170 shares of the registrant's Class A Common
Stock, $.01 par value, and 113,679,334 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding.

                         THE ESTEE LAUDER COMPANIES INC.

                                      INDEX
                                                                           Page
 Part I. Financial Information

          Consolidated Statements of Earnings --
               Three Months and Nine Months Ended March 31, 2001 and 2000    2

          Management's Discussion and Analysis of
               Financial Condition and Results of Operations ............    3

          Consolidated Balance Sheets --
               March 31, 2001 and June 30, 2000 .........................   14

          Consolidated Statements of Cash Flows --
               Nine Months Ended March 31, 2001 and 2000 ................   15

          Notes to Consolidated Financial Statements ....................   16

 Part II. Other Information .............................................   22

                         THE ESTEE LAUDER COMPANIES INC.

                          PART I. FINANCIAL INFORMATION

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                                           Three Months Ended          Nine Months Ended
                                                                                March 31                    March 31
                                                                          --------------------       ---------------------
                                                                            2001        2000             2001        2000
                                                                            ----        ----             ----        ----

                                                                                  (In millions, except per share data)

Net Sales........................................................          $1,101.7   $1,039.1        $3,571.0     $3,367.9
Cost of sales....................................................             226.1      230.7           767.4        765.6
                                                                          ---------  ---------       ---------     --------

Gross Profit.....................................................             875.6      808.4         2,803.6      2,602.3
                                                                          ---------  ---------       ---------     --------

Operating expenses:
   Selling, general and administrative...........................             766.7      701.3         2,322.6      2,155.4
   Related party royalties.......................................               3.6        7.7            18.9         24.9
                                                                          ---------  ---------       ---------     --------
                                                                              770.3      709.0         2,341.5      2,180.3
                                                                          ---------  ---------       ---------     --------

Operating Income.................................................             105.3       99.4           462.1        422.0

Interest expense, net............................................               2.0        3.3            11.4         13.9
                                                                          ---------  ---------       ---------     --------
Earnings before Income Taxes and Minority Interest...............             103.3       96.1           450.7        408.1

Provision for income taxes.......................................              37.2       35.7           162.3        151.2
Minority interest, net of tax....................................              (1.0)        -             (1.4)         -
                                                                          ---------  ---------       ---------     --------
Net Earnings before Accounting Change............................              65.1       60.4           287.0        256.9

Cumulative effect of a change in accounting principle, net of tax                -          -             (2.2)         -
                                                                          ---------  ---------       ----------    --------
Net Earnings ....................................................              65.1       60.4           284.8        256.9

Preferred stock dividends........................................               5.9        5.9            17.6         17.6
                                                                          ---------  ---------       ---------     --------
Net Earnings Attributable to Common Stock........................         $    59.2  $    54.5       $   267.2     $  239.3
                                                                          =========  =========       =========     ========

Basic net earnings per common share:
     Net earnings attributable to common stock before
     accounting change...........................................         $     .25  $     .23       $    1.13     $   1.01
     Cumulative effect of a change in accounting principle, net of tax           -          -             (.01)         -
                                                                          ---------  ---------       ---------     --------
     Net earnings attributable to common stock...................         $     .25  $     .23       $    1.12     $   1.01
                                                                          =========  =========       =========     ========

Diluted net earnings per common share:
     Net earnings attributable to common stock before
     accounting change...........................................         $     .24  $     .22       $    1.11     $    .99
     Cumulative effect of a change in accounting principle, net of tax           -          -             (.01)          -
                                                                          ---------  ---------       ---------     --------
     Net earnings attributable to common stock...................         $     .24  $     .22       $    1.10     $    .99
                                                                          =========  =========       =========     ========

Weighted average common shares outstanding:
     Basic.......................................................             238.4      238.0           238.3        237.7
     Diluted.....................................................             242.0      242.8           242.2        242.5

Cash dividends declared per common share.........................         $     .05   $    .05       $     .15     $    .15

                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We manufacture, market and sell skin care, makeup, fragrance and hair care products which are distributed in over 120 countries and territories. The following is a comparative summary of operating results for the three and nine month periods ended March 31, 2001 and 2000, and reflects the basis of presentation described in Note 1 to the consolidated financial statements for all periods presented. Sales of products and services that do not meet our definition of skin care, makeup, fragrance or hair care have been included in the "other" category.

                                                                          Three Months Ended            Nine Months Ended
                                                                               March 31                     March 31
                                                                          --------------------       --------------------
                                                                            2001       2000             2001       2000
                                                                            ----       ----             ----       ----
                                                                                            (In millions)

NET SALES
   By Region:
      The Americas...............................................         $   686.5  $   659.4       $ 2,216.7  $ 2,091.7
      Europe, the Middle East & Africa...........................             282.4      247.1           904.4      854.5
      Asia/Pacific...............................................             132.8      132.6           449.9      421.7
                                                                          ---------  ---------       ---------  ---------
                                                                          $ 1,101.7  $ 1,039.1       $ 3,571.0  $ 3,367.9
                                                                          =========  =========       =========  =========

   By Product Category:
      Skin Care..................................................         $   419.1  $   404.5       $ 1,237.5  $ 1,147.7
      Makeup.....................................................             464.1      420.1         1,315.9    1,197.2
      Fragrance..................................................             172.9      180.8           869.6      921.9
      Hair Care..................................................              39.9       28.6           128.5       81.5
      Other......................................................               5.7        5.1            19.5       19.6
                                                                          ---------  ---------       ---------  ---------
                                                                          $ 1,101.7  $ 1,039.1       $ 3,571.0  $ 3,367.9
                                                                          =========  =========       =========  =========

OPERATING INCOME
   By Region:
      The Americas...............................................         $    57.3  $    56.2       $   274.8  $   256.1
      Europe, the Middle East & Africa...........................              39.6       34.5           143.4      121.9
      Asia/Pacific...............................................               8.4        8.7            43.9       44.0
                                                                          ---------  ---------       ---------  ---------
                                                                          $   105.3  $    99.4       $   462.1  $   422.0
                                                                          =========  =========       =========  =========

   By Product Category:
      Skin Care..................................................         $    56.7  $    49.6       $   209.0  $   177.5
      Makeup.....................................................              52.1       47.5           170.5      142.7
      Fragrance..................................................              (6.1)       0.4            72.5       93.4
      Hair Care..................................................               2.1        2.0             8.5        8.8
      Other......................................................               0.5       (0.1)            1.6       (0.4)
                                                                          ---------  ---------       ---------  ---------
                                                                          $   105.3  $    99.4       $   462.1  $   422.0
                                                                          =========  =========       =========  =========

                                      -3-

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents certain consolidated earnings data as a percentage of net sales:

                                                                           Three Months Ended       Nine Months Ended
                                                                                March 31                 March 31
                                                                          --------------------     -------------------
                                                                             2001      2000           2001       2000
                                                                             ----      ----           ----       ----
Net sales........................................................            100.0%    100.0%         100.0%     100.0%
Cost of sales....................................................             20.5      22.2           21.5       22.7
                                                                            ------     -----         ------     ------
Gross profit.....................................................             79.5      77.8           78.5       77.3
                                                                            ------     -----         ------     ------
Operating expenses before depreciation and amortization:
   Selling, general and administrative...........................             66.1      63.9           61.7       60.8
   Related party royalties.......................................              0.3       0.7            0.5        0.8
                                                                             -----     -----         ------     ------
                                                                              66.4      64.6           62.2       61.6
                                                                            ------     -----         ------     ------
Earnings before interest, taxes, depreciation and amortization
  ("EBITDA").....................................................             13.1      13.2           16.3       15.7
Depreciation and amortization....................................              3.5       3.6            3.4        3.2
                                                                            ------     -----         ------     ------
Operating income.................................................              9.6       9.6           12.9       12.5
Interest expense, net............................................              0.2       0.3            0.3        0.4
                                                                            ------     -----         ------     ------

Earnings before income taxes and minority interest...............              9.4       9.3           12.6       12.1
Provision for income taxes.......................................              3.4       3.5            4.5        4.5
Minority interest, net of tax....................................             (0.1)       -             -          -
                                                                            ------     -----         ------     ------

Net earnings before accounting change............................              5.9       5.8            8.1        7.6
Cumulative effect of a change in accounting principle, net of tax              -          -            (0.1)       -
                                                                            ------     -----         ------     ------
Net earnings.....................................................              5.9%      5.8%           8.0%       7.6%
                                                                            ======     =====         ======     ======


Third Quarter Fiscal 2001 as compared with Third Quarter Fiscal 2000

NET SALES

Net sales increased 6% or $62.6 million to $1.10 billion reflecting continued growth in the makeup, skin care and hair care categories, with double-digit growth in our domestic makeup business, partially offset by a decline in fragrance net sales. Excluding the impact of foreign currency translation, net sales increased 9%. Growth on a reported basis reflects a strong U.S. dollar relative to exchange rates in the prior-year quarter in virtually all markets in which we do business. Net sales growth is primarily attributable to a combination of new and recently launched products, the inclusion of newer brands such as Bumble and bumble and changes in distribution, including additional retail locations.

Product Categories

Skin Care
Net sales of skin care products increased 4% or $14.6 million to $419.1 million as compared with the prior-year quarter, fueled by the introduction of Anti-Gravity Firming Eye Lift Cream and the initial shipments of the Private Spa Collection and Origins' Facial Skin Products. Skin care sales also benefited from the recent introduction of Idealist Skin Refinisher, Anti-Gravity Firming Lift Cream, Renutriv Intensive Lift Serum, and M.A.C Pro-Preferred Skincare products. Existing products such as the Origins' Ginger Bath and Body Collection and White Light Brightening System continue to improve the category. Sales increases were partially offset by lower sales of certain other existing products such as Diminish, Fruition Extra and Stop Signs. Due to the relatively high concentration of skin care products sold in the Far East, the strengthening of the U.S. dollar against those currencies has had an unfavorable effect on sales in this category.

Makeup
Net sales of makeup products increased 10% or $44.0 million to $464.1 million. The increase is attributable to initial shipments of Moisture Surge Lipstick and Lip Lacquer as well as the recent launch of Equalizer Smart Makeup, High

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Impact Eye Shadow, Lash Doubling Mascara, Cuisine, and Luxe Makeup. Additionally, existing products such as Pure Color Lipstick, Go Pout Lipcolor and Quickliner For Lips contributed to the category growth. Partially offsetting these increases were lower sales of Pair of Shades Eyeshadow Duo and Longstemmed Lashes.

Fragrance
Net sales of fragrance products decreased 4% or $7.9 million to $172.9 million, and decreased 2% on a comparable currency basis. Sales for the category have decreased primarily due to the continued softness of the fragrance business in the United States. The recent launch of Ginger Essence, which complements the successful bath and body line from Origins, as well as Prescriptives Potion and DKNY for men have contributed to sales for the category. Also, Intuition, the latest addition to the Estee Lauder portfolio, has been well received internationally and was recently introduced in exclusive distribution in the United States. Offsetting these increases were lower sales of Tommy Hilfiger licensed products, Estee Lauder pleasures, Dazzling Gold and Dazzling Silver. Results for the prior-year quarter also included the domestic rollout of DKNY for women, which created a difficult comparison for the current year.

Hair Care
Net sales of hair care products increased 40% or $11.3 million to $39.9 million. The increase in hair care sales was primarily attributable to the inclusion of Bumble and bumble (in which we acquired a controlling majority interest in June
2000), Clinique's Simple Hair Care System, which was launched in the first quarter of fiscal 2001, and increased sales of Aveda products.

The introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

Geographic Regions

Net sales in the Americas increased 4% or $27.1 million to $686.5 million despite a generally soft retail environment. New products, growth from newer brands and the addition of Bumble and bumble drove this increase. In Europe, the Middle East & Africa, net sales increased 14% or $35.3 million to $282.4 million due to sales increases in most markets, with the strongest growth in the travel retail and distributor businesses, the United Kingdom, France and Italy. Excluding the impact of foreign currency translation, sales in Europe, the Middle East & Africa increased 21% reflecting improvements in every market. Net sales in Asia/Pacific were unchanged, reflecting continued growth in Korea and Hong Kong, substantially offset by lower reported sales in Australia and in Japan, which remains a difficult market. Excluding the impact of foreign currency translation, net sales in Asia/Pacific increased 10%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales decreased to 20.5% from 22.2%, reflecting changes in distribution and product mix, as well as the impact of our manufacturing and sourcing initiatives. Changes in distribution include the rollout of our own retail stores and the acquisition of certain distributor operations, both of which contributed to higher gross margins. In addition, the synergies achieved by incorporating our recently acquired businesses in our manufacturing and sourcing initiatives had a favorable impact on gross margins.

OPERATING EXPENSES

Operating expenses increased to 69.9% of net sales as compared with 68.2% of net sales in the prior-year quarter. This change primarily relates to the increased cost of retail store and Internet operations, which have higher operating cost structures than our traditional distribution channels. Additionally, depreciation and amortization charges have increased compared to the prior-year quarter, reflecting increased goodwill amortization from acquisitions and depreciation related to capital investments, partially offset by the November 2000 expiration of amortization related to purchased royalty rights. Advertising and promotional spending is subject to the type and timing of advertising and promotional activities related to product launches and rollouts, as well as incremental advertising in select markets.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING INCOME

Operating income increased 6% or $5.9 million to $105.3 million as compared to the prior-year quarter. Operating margins were 9.6% of net sales in both the current and prior-year quarter. The increase in operating income was primarily due to higher net sales and an improved gross margin percentage, partially offset by increased operating expenses reflecting increased sales support spending.

Product Categories
Operating income increased 14% to $56.7 million and 10% to $52.1 million in skin care and makeup, respectively, due primarily to the strength of recently launched products. The strong growth of our M.A.C business, which included retail store expansion, also contributed to the increase in makeup operating income. We recognized an operating loss for our fragrance business of $6.1 million reflecting lower sales and increased support spending versus the prior-year quarter. The nominal increase in hair care operating income is a result of the inclusion of Bumble and bumble and sales from recent launches, partially offset by costs associated with refining Aveda salon distribution, opening new retail stores and investing in new product introductions.

Geographic Regions
Operating income in the Americas increased 2% or $1.1 million to $57.3 million primarily due to higher sales, particularly in the makeup category, partially offset by a loss in the fragrance category. In Europe, the Middle East & Africa operating income increased 15% or $5.1 million to $39.6 million reflecting favorable operating results in the travel retail and distributor businesses, France, Italy, and the United Kingdom. In Asia/Pacific, operating income decreased slightly to $8.4 million due to lower results in Taiwan and Australia. Operating income was unchanged in Japan, reflecting increased advertising and promotional spending to support new product launches.

INTEREST EXPENSE, NET

Net interest expense was $2.0 million for the three months ended March 31, 2001, as compared with $3.3 million in the prior-year quarter. This change primarily reflects a lower effective interest rate on long-term borrowings resulting from our interest rate risk management strategy.

PROVISION FOR INCOME TAXES

The provision for income taxes represents federal, foreign, state and local income taxes. The effective rate for income taxes for the three months ended March 31, 2001 was 36% as compared to 37% in the prior-year quarter. These rates reflect the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. The decrease in the effective income tax rate was principally attributable to ongoing tax planning initiatives. Our expected effective tax rate for the full fiscal year is 36%.

EBITDA

Earnings before interest, taxes, depreciation and amortization ("EBITDA") is an additional measure of operating performance used by management. While the components of EBITDA may vary from company to company, we exclude minority interest adjustments, all depreciation charges related to property, plant and equipment and all amortization charges including amortization of goodwill, leasehold improvements and other intangible assets. While we consider EBITDA useful in analyzing our operating results, it is not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with generally accepted accounting principles.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EBITDA increased 5% to $144.1 million as compared to $136.9 million in the prior-year quarter, reflecting sales growth and gross margin improvements. As a percentage of net sales, EBITDA was 13.1% and 13.2% in the current and prior-year quarter, respectively.

Nine Months Fiscal 2001 as compared with Nine Months Fiscal 2000

NET SALES

Net sales increased 6% or $203.1 million to $3.57 billion for the nine months ended March 31, 2001 as compared with the prior-year period. Excluding the impact of foreign currency translation, net sales increased 10%. Growth on a reported basis reflects a strong U.S. dollar relative to the prior-year period's exchange rates in virtually all markets in which we do business. The increase was due to growth in our makeup and skin care categories and growth from our newer brands. Hair care had the largest percentage increase while fragrance sales decreased period over period.

Product Categories

Skin Care
Net sales of skin care products increased 8% or $89.8 million to $1.24 billion. The skin care category increase is primarily attributable to newer products such as Idealist Skin Refinisher, Anti-Gravity Firming Lift Cream and Anti-Gravity Firming Eye Lift Cream. Popular whitening products such as Active White and White Light Brightening System continue to be well received in the Asia/Pacific region and have contributed to increased sales. New products have been added to existing product lines such as Renutriv Intensive Lift Serum and the Origins' Ginger Bath and Body Collection, which has helped to maintain sales momentum in these lines.

Makeup
Makeup net sales increased 10% or $118.7 million to $1.32 billion supported by new and existing products. Initial shipments of Moisture Surge Lipstick and the launch of Lash Doubling Mascara contributed to sales growth in this category. Recently launched products such as High Impact Eye Shadow, Equalizer Smart Makeup, Luxe Makeup, Go Pout Lipcolor, and ColorOptions also contributed to the increase in makeup sales. M.A.C has continued to increase sales through new products and expansion of both traditional and retail distribution. Established products such as Quickliner For Eyes and Sheer Powder Blusher added to increased sales.

Fragrance
Net sales of fragrance products decreased 6% or $52.3 million to $869.6 million, and decreased 2% on a comparable currency basis. The decrease in net sales is attributable to the continued softness of the fragrance business in the United States including lower sales of Tommy Hilfiger licensed products as well as a decline in sales of Estee Lauder pleasures, Clinique Happy and Clinique Happy for Men. The recent international rollout of DKNY for women and the recent launch of Intuition and Ginger Essence positively contributed to the category.

Hair Care
Net sales of hair care products increased 58% or $47.0 million to $128.5 million. The increase in hair care sales is attributable to the inclusion of Bumble and bumble, Clinique's Simple Hair Care System, Aveda shampoo and conditioner products and an increase in the number of Company-owned Aveda Environmental Lifestyle Stores.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Geographic Regions

Sales in the Americas increased 6% or $125.0 million to $2.22 billion for the nine months ended March 31, 2001 as compared with the prior-year period. This increase was driven by sales in the makeup, skin care, and hair care categories, the success of new and recently launched products and the growth of our newer brands. These increases were partially offset by a decline in fragrance sales due to softness in the fragrance business in the United States. In Europe, the Middle East & Africa, net sales increased 6% or $49.9 million to $904.4 million compared with the prior-year period. The increase was primarily the result of higher net sales in the United Kingdom and the travel retail and distributor businesses. These increases were offset by decreased sales in Germany and South Africa. Net sales in Asia/Pacific increased 7% or $28.2 million to $449.9 million primarily due to higher net sales in Korea, Hong Kong and Taiwan, partially offset by lower reported sales in Japan and Australia. Excluding the impact of foreign currency translation, all countries in Europe, the Middle East & Africa and Asia/Pacific regions contributed to growth of 17% and 13%, respectively.

COST OF SALES

Cost of sales as a percentage of total net sales decreased to 21.5% from 22.7%, reflecting changes in distribution and product mix, as well as the impact of our manufacturing and sourcing initiatives. Changes in distribution include the rollout of our own retail stores and the acquisition of certain distributor operations, both of which contributed to higher gross margins. In addition, the synergies achieved by incorporating our recently acquired businesses in our manufacturing and sourcing initiatives had a favorable impact on gross margins.

OPERATING EXPENSES

Operating expenses increased to 65.6% of net sales as compared with 64.8% of net sales in the prior-year period. This change primarily relates to the increased cost of our retail store and Internet operations, which have higher operating cost structures than our traditional distribution channels. Additionally, depreciation and amortization charges have increased compared to the prior-year period, reflecting increased goodwill amortization from acquisitions and depreciation related to capital investments partially offset by the November 2000 expiration of amortization related to purchased royalty rights. Operating expenses of the period are subject to the type and timing of advertising and promotional spending due to product launches and rollouts as well as incremental advertising in select markets.

OPERATING INCOME

Operating income increased 10% or $40.1 million to $462.1 million as compared to the prior-year period. Operating margins were 12.9% of net sales in the current period as compared to 12.5% in the prior-year period. The increase in operating income was due to higher net sales and gross profit margins, partially offset by increased operating costs related to retail store expansion, implementation of our Internet strategy and higher depreciation and amortization expenses.

Product Categories
Operating income in the makeup and skin care categories increased 19% and 18%, respectively, primarily due to increased net sales and gross margins. Operating income in the fragrance category decreased 22%, reflecting continued advertising and promotional spending in a difficult fragrance market. Operating income in the hair care category decreased 3%, primarily due to additional costs related to changes in distribution and advertising and promotional spending in the category to support sales growth.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Geographic Regions
Operating income in the Americas increased 7% or $18.7 million to $274.8 million for the nine months ended March 31, 2001 as compared with the prior-year period, primarily due to net sales increases related to new and recently launched products and the inclusion of Bumble and bumble, partially offset by a decline in fragrance net sales. In Europe, the Middle East & Africa, operating income increased 18% or $21.5 million to $143.4 million primarily due to improved operating results in the United Kingdom, Germany and the travel retail business, partially offset by lower operating income in South Africa. In Asia/Pacific, operating income remained relatively flat at $43.9 million due to slightly higher results in most markets offset by lower income in Japan and Australia.

INTEREST EXPENSE, NET

Net interest expense was $11.4 million for the nine months ended March 31, 2001 as compared to $13.9 million in the prior-year period. As a result of an increase in available cash during the period, we have higher interest income on invested funds and lower interest expense related to reduced short-term borrowings. Additionally, we have experienced a lower effective interest rate on our long-term borrowings related to the implementation of our interest rate risk management strategy.

PROVISION FOR INCOME TAXES

The provision for income taxes represents federal, foreign, state and local income taxes. The effective rate for income taxes for the nine months ended March 31, 2001 was 36% as compared with 37% in the prior-year period. These rates reflect the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. The decrease in the effective income tax rate was principally attributable to ongoing tax-planning initiatives. Our expected effective tax rate for the full fiscal year is 36%.

EBITDA

EBITDA increased 10% to $581.7 million or 16.3% of net sales as compared to $529.8 million or 15.7% of net sales in the prior-year period. The improvement in EBITDA is primarily attributable to sales growth and gross margin improvements.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds historically have been cash flows from operations and borrowings under commercial paper and committed and uncommitted credit lines provided by banks in the United States and abroad. At March 31, 2001, we had cash and cash equivalents of $383.5 million as compared to $320.3 million at June 30, 2000.

We have a $750.0 million commercial paper program, under which we have issued, and intend to issue, commercial paper in the United States. Our commercial paper is currently rated A-1 by Standard & Poor's and P-1 by Moody's. Our long-term credit ratings are A+ by Standard & Poor's and A1 by Moody's. At March 31, 2001, our outstanding long-term borrowings consisted of $181.0 million of commercial paper; a $200.0 million U.S. term loan, which is due in February 2005; a Yen 1.05 billion Japan loan payable (approximately $8.5 million at current rates), which is due in April 2003; and a Yen 3.0 billion Japan term loan (approximately $24.5 million at current rates), which is due in March 2006. Commercial paper is classified as long-term debt in our balance sheet based upon our intent and ability to refinance maturing commercial paper on a long-term basis. We also have an effective shelf registration statement covering the potential issuance of up to $400.0 million in debt securities. It is our policy to maintain backup facilities to support our commercial paper program, and its classification as long-term debt. As of March 31, 2001, we had an unused $400.0 million revolving credit facility. We expect to renew or replace this facility before it expires on July 1, 2001.

Our business is seasonal in nature and, accordingly, our working capital needs vary. To meet these needs, we could issue up to an additional $569.0 million of commercial paper under our program. As of March 31, 2001, we also had $30.7 million in uncommitted facilities, none of which was used.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total debt, as a percentage of total capitalization was 20% at March 31, 2001 and 22% at June 30, 2000.

The net increase in cash during the nine months ended March 31, 2001 was $63.2 million versus $20.1 million last year, while cash provided by operating activities was $244.5 million this year versus $344.6 million last year during the same nine month period. The decrease in cash provided by operating activities reflects an increase in accounts receivable quarter end balance due to sales growth and timing of shipments this year versus last year, the timing of various tax payments and higher inventory balances to support new product launches, as well as the soft U.S. retail environment relative to last year. For the full fiscal year we expect to generate an increase in net cash from operating activities in line with our reported net sales growth. Net cash used for investing activities was $136.4 million in the nine months ended March 31, 2001 as compared to $248.9 million in the prior-year period primarily reflecting fewer acquisitions. Net cash used for financing activities of $48.3 million principally reflects the payment of dividends. The decrease in cash used for financing activities as compared to the prior-year period reflects treasury stock acquisitions in fiscal 2000.

On February 14, 2001, the Board of Directors declared a quarterly dividend of $.05 per share on our Class A and Class B Common Stock, payable on April 3, 2001 to stockholders of record at the close of business on March 16, 2001. Total dividends declared, including dividends on the $6.50 Cumulative Redeemable Preferred Stock, for the nine months ended March 31, 2001 were $53.3 million.

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

Foreign Exchange Risk Management
We enter into forward exchange contracts to hedge purchases, receivables and payables denominated in foreign currencies for periods consistent with our identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on our costs and on the cash flows which we receive from foreign subsidiaries. Almost all foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions rated as strong investment grade by a major rating agency. We also enter into foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. The forward exchange contracts and foreign currency options have been designated as cash-flow hedges. As of March 31, 2001, these cash-flow hedges were highly effective.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a matter of policy, we only enter into contracts with counterparties that have at least an "A" (or equivalent) credit rating. The counterparties to these contracts are major financial institutions. We do not have significant exposure to any one counterparty. Our exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss is remote and in any event would not be material. The contracts have varying maturities with none exceeding 24 months. Costs associated with entering into such contracts have not been material to our financial results. We do not utilize derivative financial instruments for trading or speculative purposes. At March 31, 2001, we had foreign currency contracts in the form of forward exchange contracts and purchased currency options in the amount of $127.2 million and $23.9 million, respectively. The foreign currencies included in these contracts (notional value stated in U.S. dollars) are principally the Japanese yen ($41.7 million), Swiss franc ($35.8 million), U.K. pound ($22.2 million), Mexican peso ($8.3 million), Euro ($7.3 million) and Danish krone ($6.6 million).

Interest Rate Risk Management
We have entered into interest rate swaps to exchange floating rate for fixed rate interest payments periodically over the life of the agreements. In addition, we have purchased interest rate options that offer similar interest rate protection. The interest rate swaps and options have been designated as cash-flow hedges and were highly effective as of March 31, 2001. At March 31, 2001, we had interest rate swap and option agreements outstanding with notional principal amounts of $67.0 million and $133.0 million, respectively. For the nine month period ended March 31, 2001, our interest rate swap carried a weighted average pay rate of 6.14% and a receive rate of 6.49%. The interest rate option agreements carried a weighted average pay rate of 6.14% and a receive rate of 6.55%.

Market Risk
Using the value-at-risk model, as discussed in our annual report on Form 10-K for the fiscal year ended June 30, 2000, our average value-at-risk, calculated for the most recent twelve months, is $3.4 million and $3.0 million related to our foreign exchange contracts and interest rate contracts, respectively. There have been no significant changes in market risk since June 30, 2000 that would have a material effect on our calculated value-at-risk exposure, as disclosed in the annual report on Form 10-K for the year ended June 30, 2000.

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

The Emerging Issues Task Force ("EITF") has reached consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives". This consensus addresses when sales incentives and discounts should be recognized, as well as where the related revenues and expenses should be classified in a registrant's financial statements. Currently, the cost of merchandise used in our gift-with-purchase and purchase-with-purchase activities, as well as any related revenues, are reported net as operating expenses in the accompanying consolidated statements of earnings. Upon adoption, revenues generated by these promotional activities will be classified as sales resulting in an increase of approximately 1.0% to 2.0% in sales. The cost of promotional merchandise will be reclassified into cost of goods. Although operating income remains unchanged, gross margins will decrease by approximately 5.0% to 6.0% of sales, offset by a decrease in

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


operating expenses. Due to variations in our launch calendar and the timing of promotions, we anticipate greater fluctuations in our gross margins on a quarter-by-quarter basis. Issue No. 00-14 will become effective in our fiscal fourth quarter and will be applied retroactively for purposes of comparability. The EITF has reached consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs". This consensus addresses how shipping and handling costs, that are billed to a customer in a sales transaction, should be recognized. This guidance will become effective for our fiscal fourth quarter. Generally, we do not charge for shipping to our customers that are retailers and accordingly, the impact of this rule change will be immaterial.

INTERNET

Our strategic goals for the Internet are to enhance our brand equities, to reach new consumers, to forge deeper relationships with existing consumers and to strengthen our business through our traditional retailers. The strategy includes a planned launch of a multi-brand website offering products from our portfolio, specially designed sites which will be available through the e-commerce sites of retailers who meet specific requirements and individual sites for our brands. We currently have ten individual brand websites that educate and inform consumers about specific brands, with more in development. Five of the existing sites - esteelauder.com, clinique.com, origins.com, bobbibrown.com and maccosmetics.com
- have e-commerce capabilities. We are currently re-developing the gloss.com multi-brand site we acquired in May 2000 and expect to re-launch it this fall. Initially, the site will feature Estee Lauder, Clinique, Prescriptives, Origins, Bobbi Brown essentials, M.A.C and Stila products. The site also will feature products from Chanel, Inc. and Clarins (U.S.A.) Inc. which became co-venturers in gloss.com in August 2000. Our Internet sales are currently limited to consumers in the United States and Canada. The impact of our overall Internet strategy on earnings is expected to be initially dilutive, particularly as we re-develop the multi-brand site.

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

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         (vi) changes in the laws, regulations and policies, including changes in accounting standards, and legal or regulatory proceedings, that affect, or will affect, us in the United States and abroad;

         (vii) foreign currency fluctuations affecting our results of operations and the value of our foreign assets, the relative prices at which we sell our products and our foreign competitors sell their products in the same market and our operating and manufacturing costs outside of the United States;

         (viii) changes in global or local economic conditions that could affect consumer purchasing and the cost and availability of capital, which we may need for new equipment, facilities or acquisitions;

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

                         THE ESTEE LAUDER COMPANIES INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                               March 31            June 30
                                                                                                 2001                2000
                                                                                                 ----                ----
                                                                                              (Unaudited)
                                                                                                        (In millions)
                                    ASSETS

Current Assets
Cash and cash equivalents...............................................................       $  383.5            $  320.3
Accounts receivable, net................................................................          681.7               550.2
Inventory and promotional merchandise, net..............................................          488.6               546.3
Prepaid expenses and other current assets...............................................          213.5               201.7
                                                                                               --------            --------
     Total current assets...............................................................        1,767.3             1,618.5
                                                                                               --------            --------

Property, Plant and Equipment, net......................................................          527.6               480.3
                                                                                               --------            --------

Other Assets
Investments, at cost or market value....................................................           40.5                61.4
Deferred taxes..........................................................................           57.5                48.9
Goodwill, net ..........................................................................          699.7               708.1
Other intangible assets, net............................................................           22.4                31.1
Other assets, net.......................................................................          107.5                95.0
                                                                                               --------            --------
     Total other assets.................................................................          927.6               944.5
                                                                                               --------            --------
              Total assets..............................................................       $3,222.5            $3,043.3
                                                                                               ========            ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Short-term debt.........................................................................       $    6.1            $    7.0
Accounts payable........................................................................          187.8               236.5
Accrued income taxes....................................................................          107.7                84.2
Other accrued liabilities...............................................................          559.5               574.1
                                                                                               --------            --------
     Total current liabilities..........................................................          861.1               901.8
                                                                                               --------            --------

Noncurrent Liabilities
Long-term debt..........................................................................          414.0               418.4
Other noncurrent liabilities............................................................          215.9               202.8
                                                                                               --------            --------
     Total noncurrent liabilities.......................................................          629.9               621.2
                                                                                               --------            --------


$6.50 Cumulative Redeemable Preferred Stock, at redemption value........................          360.0               360.0
                                                                                               --------            --------

Stockholders' Equity
Common stock, $.01 par value; 650,000,000 shares Class A authorized; shares issued: 125,529,396 at March 31, 2001 and 125,058,658 at June 30, 2000;
   240,000,000 shares Class B authorized; shares issued and outstanding: 113,679,334....            2.4                 2.4
Paid-in capital.........................................................................          247.7               237.1
Retained earnings.......................................................................        1,240.1             1,008.6
Accumulated other comprehensive loss....................................................          (87.9)              (57.1)
                                                                                               --------            --------
                                                                                                1,402.3             1,191.0
Less: Treasury stock, at cost; 877,860 Class A shares at March 31, 2001
   and 876,980 at June 30, 2000.........................................................          (30.8)              (30.7)
                                                                                               --------            --------
     Total stockholders' equity.........................................................        1,371.5             1,160.3
                                                                                               --------            --------
              Total liabilities and stockholders' equity................................       $3,222.5            $3,043.3
                                                                                               ========            ========

                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                       Nine Months Ended
                                                                                                            March 31
                                                                                                       2001          2000
                                                                                                       ----          ----
                                                                                                          (In millions)
Cash Flows from Operating Activities
   Net earnings...............................................................................     $   284.8      $  256.9
   Adjustments to reconcile net earnings to net cash
     flows provided by operating activities:
       Depreciation and amortization..........................................................         113.0          94.5
       Amortization of purchased royalty rights...............................................           6.6          13.3
       Deferred income taxes..................................................................          (3.0)         (9.0)
       Minority interest......................................................................           1.4           -
       Cumulative effect of a change in accounting principle..................................           2.2           -
       Non-cash stock compensation............................................................          (1.3)          1.4

   Changes in operating assets and liabilities:
       Increase in accounts receivable, net...................................................        (153.0)        (82.4)
       Decrease in inventory and promotional merchandise, net.................................          40.7          68.1
       Increase in other assets, net..........................................................         (50.2)        (32.0)
       Decrease in accounts payable...........................................................         (40.6)        (34.4)
       Increase in accrued income taxes.......................................................          30.3          22.8
       Increase in other accrued liabilities..................................................           0.5          24.0
       Increase in other noncurrent liabilities...............................................          13.1          21.4
                                                                                                   ---------      --------
         Net cash flows provided by operating activities......................................         244.5         344.6
                                                                                                   ---------      --------

Cash Flows from Investing Activities
   Capital expenditures.......................................................................        (133.5)       (121.3)
   Acquisition of businesses, net of cash acquired............................................          (6.0)       (125.7)
   Purchase of long-term investments..........................................................          (0.3)         (4.9)
   Proceeds from the disposition of long-term investments.....................................           3.4           3.0
                                                                                                   ---------      --------
         Net cash flows used for investing activities.........................................        (136.4)       (248.9)
                                                                                                   ---------      --------

Cash Flows from Financing Activities
   Increase (decrease) in short-term debt, net................................................           0.1          (0.4)
   Proceeds from issuance of long-term debt...................................................          24.5           -
   Repayments of long-term debt...............................................................         (27.3)         (3.5)
   Net proceeds from employee stock transactions..............................................           7.6          12.0
   Payments to acquire treasury stock.........................................................           -           (23.6)
   Dividends paid.............................................................................         (53.2)        (53.1)
                                                                                                   ---------      --------
         Net cash flows used for financing activities.........................................         (48.3)        (68.6)
                                                                                                   ---------      --------

Effect of Exchange Rate Changes on Cash and Cash Equivalents..................................           3.4          (7.0)
                                                                                                   ---------      --------

   Net Increase in Cash and Cash Equivalents..................................................          63.2          20.1
   Cash and Cash Equivalents at Beginning of Period...........................................         320.3         347.5
                                                                                                   ---------      --------
   Cash and Cash Equivalents at End of Period.................................................     $   383.5      $  367.6
                                                                                                   =========      ========

Supplemental disclosures of cash flow information:

   Cash paid during the period for:
       Interest ..............................................................................     $    21.2      $   21.4
                                                                                                   =========      ========
       Income taxes...........................................................................     $   132.1      $  126.6
                                                                                                   =========      ========
   Non-cash items:
       Tax benefit from exercise of stock options.............................................     $     4.3      $   11.4
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

Net Earnings Per Common Share

For the three and nine month periods ended March 31, 2001, net earnings per common share ("basic EPS") is computed by dividing net earnings, after deducting preferred stock dividends on the Company's $6.50 Cumulative Redeemable Preferred Stock, by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions). Net earnings per common share assuming dilution ("diluted EPS") is computed by reflecting potential dilution from the exercise of stock options.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

                                                                           Three Months Ended          Nine Months Ended
                                                                                 March 31                   March 31
                                                                          --------------------       --------------------
                                                                            2001       2000             2001       2000
                                                                            ----       ----             ----       ----
                                                                                            (Unaudited)
                                                                                 (In millions, except per share data)
Numerator:
Net earnings before accounting change.................................    $    65.1  $    60.4       $   287.0  $   256.9
Preferred stock dividends.............................................          5.9        5.9            17.6       17.6
                                                                          ---------  ---------       ---------  ---------
Net earnings attributable to common stock before accounting change....    $    59.2  $    54.5       $   269.4  $   239.3
Cumulative effect of a change in accounting principle, net of tax.....          -          -              (2.2)       -
                                                                          ---------  ---------       ---------  ---------
Net earnings attributable to common stock.............................    $    59.2  $    54.5       $   267.2  $   239.3
                                                                          =========  =========       =========  =========

Denominator:
Weighted average common shares outstanding - Basic....................        238.4      238.0           238.3      237.7
Effect of dilutive securities: Stock options..........................          3.6        4.8             3.9        4.8
                                                                          ---------  ---------       ---------  ---------
Weighted average common shares outstanding - Diluted..................        242.0      242.8           242.2      242.5
                                                                          =========  =========       =========  =========

Basic net earnings per common share:
Net earnings before accounting change.................................    $     .25  $     .23       $    1.13  $    1.01
Cumulative effect of a change in accounting principle, net of tax.....          -          -              (.01)       -
                                                                          ---------  ---------       ---------  ---------
Net earnings..........................................................    $     .25  $     .23       $    1.12  $    1.01
                                                                          =========  =========       =========  =========

Diluted net earnings per common share:
Net earnings before accounting change.................................    $     .24  $     .22       $    1.11  $     .99
Cumulative effect of a change in accounting principle, net of tax.....          -          -              (.01)       -
                                                                          ---------  ---------       ---------  ---------
Net earnings..........................................................    $     .24  $     .22       $    1.10  $     .99
                                                                          =========  =========       =========  =========

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2001, options to purchase 10.1 million shares of common stock were not included in the computation of diluted EPS because the exercise price of those options were greater than the average market price of the common stock. The options were still outstanding at the end of the period.

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and retail customer deductions of $28.8 million and $31.7 million as of March 31, 2001 and June 30, 2000, respectively.

Inventory and Promotional Merchandise

Inventory and promotional merchandise only include inventory considered saleable or usable in future periods, and are stated at the lower of cost or market, with cost being determined on the first-in, first-out method. Promotional merchandise is charged to expense at the time the merchandise is shipped to the Company's customers.


                                                      March 31 June 30
                                                        2001     2000
                                                        ----     ----
                                                    (Unaudited)
                                                        (In millions)
Inventory and promotional merchandise consists of:
  Raw materials ..................................     $108.4   $140.9
  Work in process ................................       26.4     21.5
  Finished goods .................................      269.2    271.2
  Promotional merchandise ........................       84.6    112.7
                                                       ------   ------
                                                       $488.6   $546.3
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

                                                    March 31  June 30
                                                      2001     2000
                                                      ----     ----
                                                  (Unaudited)
                                                      (In millions)

Land .........................................      $  12.8   $ 13.0
Buildings and improvements ...................        136.8    134.9
Machinery and equipment ......................        547.2    490.1
Furniture and fixtures .......................        101.9     95.8
Leasehold improvements .......................        290.2    240.4
                                                    -------   ------
                                                    1,088.9    974.2
Less accumulated depreciation and amortization        561.3    493.9
                                                    -------   ------
                                                    $ 527.6   $480.3
                                                    =======   ======

Depreciation and amortization of property, plant and equipment was $27.0 million and $23.1 million during the three months ended March 31, 2001 and 2000, respectively, and $79.8 million and $65.5 million during the nine months ended March 31, 2001 and 2000, respectively.

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

Recently Issued Accounting Standards

The Emerging Issues Task Force ("EITF") has reached consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives". This consensus addresses when sales incentives and discounts should be recognized, as well as where the related revenues and expenses should be classified in a registrant's financial statements. Currently, the cost of merchandise used in the Company's gift-with-purchase and purchase-with-purchase activities, as well as any related revenues, are reported net as operating expenses in the accompanying consolidated statements of earnings. Upon adoption, revenues generated by these promotional activities will be classified as sales resulting in an increase of approximately 1.0% to 2.0% in sales. The cost of promotional merchandise will be reclassified into cost of goods. Although operating income remains unchanged, gross margins will decrease by approximately 5.0% to 6.0% of sales, offset by a decrease in operating expenses. Due to variations in the Company's launch calendar and the timing of promotions, the Company anticipates greater fluctuations in gross margins on a quarter-by-quarter basis. Issue No. 00-14 will become effective for the Company's fiscal fourth quarter and will be applied retroactively for purposes of comparability.

The EITF has reached consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs". This consensus addresses how shipping and handling costs, that are billed to a customer in a sales transaction, should be recognized. This guidance will become effective for the fiscal fourth quarter. Generally, the Company does not charge for shipping to customers that are retailers and accordingly, the impact of this rule change will be immaterial.

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

Comprehensive income and its components, net of tax, are as follows:

                                                                           Three Months Ended           Nine Months Ended
                                                                                March 31                     March 31
                                                                          --------------------       ---------------------
                                                                            2001       2000             2001        2000
                                                                            ----       ----             ----        ----
                                                                                            (Unaudited)
                                                                                           (In millions)

Net earnings.....................................................         $    65.1  $    60.4       $   284.8     $  256.9
                                                                          ---------  ---------       ---------     --------
Other comprehensive income:
     Net unrealized investment gain (loss).......................              (2.7)       5.2           (10.7)        11.5
     Net derivative instruments gain (loss)......................              (1.9)       -               1.1          -
     Translation adjustments.....................................              (4.6)     (15.8)          (21.2)       (16.9)
                                                                          ---------- ---------       ---------     --------

     Other comprehensive loss....................................              (9.2)     (10.6)          (30.8)        (5.4)
                                                                          ---------  ---------       ---------     --------

Comprehensive income.............................................         $    55.9  $    49.8       $   254.0     $  251.5
                                                                          =========  =========       =========     ========


The accumulated net gain on derivative instruments for the three and nine month periods ended March 31, 2001 consists of the following:

                                                                          Three Months Ended           Nine Months Ended
                                                                            March 31, 2001               March 31, 2001
                                                                          ------------------           -----------------
                                                                                            (Unaudited)
                                                                                           (In millions)

     OCI - derivative instruments, beginning of period...........             $    3.0                      $    -
                                                                              --------                      --------
        Gain on derivative instruments...........................                  0.8                           9.4
        Reclassification to earnings of net gains during the period               (3.8)                         (7.7)
        Provision for deferred income taxes......................                  1.1                          (0.6)
                                                                              --------                      --------
           Net derivative instruments gain (loss)................                 (1.9)                          1.1
                                                                              --------                      --------
     OCI - derivative instruments, end of period.................             $    1.1                      $    1.1
                                                                              ========                      ========

Of the $1.1 million net gain recorded in OCI at the end of the period, $2.7 million, net of tax, relates to forward contracts and foreign currency options that the Company estimates will be reclassified to earnings as gains during the next twelve months. Offsetting the net gain is $1.6 million, net of tax, relating to interest rate swaps and options. OCI gains or losses relating to interest rate swaps or options will be charged to earnings over the remaining life of the debt instruments (through February 2005).

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

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as (i) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge), (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), (iii) a foreign-currency fair-value or cash-flow hedge ("foreign currency" hedge), (iv) a hedge of a net investment in a foreign operation, or (v) "held for trading" ("trading" instruments). Changes in the fair value of a derivative that is highly effective as - and that is designated and qualifies as - a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as - and that is designated and qualifies as
- a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). Changes in the fair value of derivatives that are highly effective as - and that are designated and qualify as - foreign-currency hedges are recorded in either current-period earnings or other comprehensive income, depending on whether the hedge transaction is a fair-value hedge (e.g., a hedge of a firm commitment that is to be settled in a foreign currency) or a cash-flow hedge (e.g., a foreign-currency-denominated forecasted transaction). If, however, a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in accumulated other comprehensive income within equity. Furthermore, changes in the fair value of derivative trading instruments are reported in current-period earnings.

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

Foreign Exchange Risk Management

The Company enters into forward exchange contracts to hedge purchases, receivables and payables denominated in foreign currencies for periods consistent with the Company's identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that the Company receives from foreign subsidiaries. Almost all foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions rated as strong investment grade by a major rating agency. The Company also enters into foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. The forward exchange contracts and foreign currency options have been designated as cash-flow hedges. As of March 31, 2001, these cash-flow hedges were highly effective.

As a matter of policy, the Company only enters into contracts with counterparties that have at least an "A" (or equivalent) credit rating. The counterparties to these contracts are major financial institutions. The Company does not have significant exposure to any one counterparty. Exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss in such an instance is remote and in any event would not be material. The contracts have varying maturities with none exceeding 24 months. Costs associated with entering into such contracts have not been material to the Company's financial results. The Company does not utilize derivative financial instruments for trading or speculative purposes. At March 31, 2001, the Company had foreign currency contracts in the form of forward exchange contracts and purchased currency options in the amount of $127.2 million and $23.9 million, respectively. The foreign currencies included in these contracts (notional value stated in U.S. dollars) are principally the Japanese yen ($41.7 million), Swiss franc ($35.8 million) U.K. pound ($22.2 million), Mexican peso ($8.3 million), Euro ($7.3 million), and Danish krone ($6.6 million).

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Rate Risk Management

The Company has entered into interest rate swaps to exchange floating rate for fixed rate interest payments periodically over the life of the agreements. In addition, the Company has purchased interest rate options that offer similar interest rate protection. The interest rate swaps and options have been designated as cash-flow hedges and were highly effective as of March 31, 2001. At March 31, 2001, the Company had interest rate swap and option agreements outstanding with notional principal amounts of $67.0 million and $133.0 million, respectively. For the nine month period ended March 31, 2001, the Company's interest rate swap carried a weighted average pay rate of 6.14% and a receive rate of 6.49%. The interest rate option agreements carried a weighted average pay rate of 6.14% and a receive rate of 6.55%.

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

                                                                           Three Months Ended         Nine Months Ended
                                                                                March 31                  March 31
                                                                          --------------------      --------------------
                                                                            2001       2000             2001      2000
                                                                            ----       ----             ----      ----
                                                                                            (Unaudited)
                                                                                           (In millions)
SEGMENT DATA
   Net Sales:
      Skin Care........................................................   $   419.1  $   404.5      $ 1,237.5  $ 1,147.7
      Makeup...........................................................       464.1      420.1        1,315.9    1,197.2
      Fragrance........................................................       172.9      180.8          869.6      921.9
      Hair Care........................................................        39.9       28.6          128.5       81.5
      Other............................................................         5.7        5.1           19.5       19.6
                                                                          ---------  ---------      ---------  ---------
                                                                          $ 1,101.7  $ 1,039.1      $ 3,571.0  $ 3,367.9
                                                                          =========  =========      =========  =========
   Operating Income:
      Skin Care........................................................   $    56.7  $    49.6      $   209.0  $   177.5
      Makeup...........................................................        52.1       47.5          170.5      142.7
      Fragrance........................................................        (6.1)       0.4           72.5       93.4
      Hair Care........................................................         2.1        2.0            8.5        8.8
      Other............................................................         0.5       (0.1)           1.6       (0.4)
                                                                          ---------  ---------      ---------  ---------
                                                                              105.3       99.4          462.1      422.0
      Reconciliation:
         Interest expense, net.........................................         2.0        3.3           11.4       13.9
                                                                          ---------  ---------      ---------  ---------
      Earnings before income taxes and minority interest...............   $   103.3  $    96.1      $   450.7  $   408.1
                                                                          =========  =========      =========  =========


REGIONAL DATA
   Net Sales:
      The Americas.....................................................   $   686.5  $   659.4      $ 2,216.7  $ 2,091.7
      Europe, the Middle East & Africa.................................       282.4      247.1          904.4      854.5
      Asia/Pacific.....................................................       132.8      132.6          449.9      421.7
                                                                          ---------  ---------      ---------  ---------
                                                                          $ 1,101.7  $ 1,039.1      $ 3,571.0  $ 3,367.9
                                                                          =========  =========      =========  =========
   Operating Income:
      The Americas.....................................................   $    57.3  $    56.2      $   274.8  $   256.1
      Europe, the Middle East & Africa.................................        39.6       34.5          143.4      121.9
      Asia/Pacific.....................................................         8.4        8.7           43.9       44.0
                                                                          ---------  ---------      ---------  ---------
                                                                          $   105.3  $    99.4      $   462.1  $   422.0
                                                                          =========  =========      =========  =========

                         THE ESTEE LAUDER COMPANIES INC.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various legal proceedings incident to our business, including those described in our annual report on Form 10-K for the year ended June 30, 2000 (the "Fiscal 2000 10-K"). In the case pending in the Superior Court of the State of California in Marin County that is described in the Fiscal 2000 10-K, court-directed mediation is scheduled to begin in May 2001. In the case pending in the U.S. District Court, Southern District of New York, discovery is underway. In management's opinion, the outcome of pending legal proceedings, separately or in the aggregate, will not have a material adverse effect on our business or financial condition.



Item 6. Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K -- There were no reports on Form 8-K for the three months ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       THE ESTEE LAUDER COMPANIES INC.



Date:  April 24, 2001                 By:      /s/Richard W. Kunes
                                            -------------------------
                                                 Richard W. Kunes
                                              Senior Vice President
                                            and Chief Financial Officer
                                             (Principal Financial and
                                                 Accounting Officer)