Form 10-K
period 2001-06-30
ESTEE LAUDER COMPANIES INC
filed 2001-09-17
CIK 1001250

================================================================================
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549-1004
                           ---------------------------
                                    FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the fiscal year ended June 30, 2001   Commission file number 1-14064

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         The Estee Lauder Companies Inc.
             (Exact name of registrant as specified in its charter)

                 Delaware                                   11-2408943
        (State or other jurisdiction of                   (IRS Employer
        incorporation or organization)                    Identification No.)

         767 Fifth Avenue, New York, New York                  10153
        (Address of principal executive offices)             (Zip Code)

         Registrant's telephone number, including area code 212-572-4200
                           ---------------------------
           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
            Title of each class                         on which registered
            -------------------                        ---------------------

Class A Common Stock, $.01 par value                    New York Stock Exchange
                           ---------------------------

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's voting common equity held by nonaffiliates of the registrant was approximately $4.20 billion at September 10, 2001. *

At September 10, 2001, 125,249,725 shares of the registrant's Class A Common Stock, $.01 par value, and 113,490,293 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding.

                       Documents Incorporated by Reference

        Document                                         Where Incorporated
        --------                                         ------------------

Proxy Statement for Annual Meeting of                        Part III
Stockholders to be held October 31, 2001

* Calculated by excluding all shares held by executive officers and directors of registrant and certain trusts without conceding that all such persons are "affiliates" of registrant for purposes of the Federal securities laws.

--------------------------------------------------------------------------------
================================================================================

Forward-Looking Statements

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, our expectations regarding sales, earnings or other future financial performance and liquidity, product introductions, entry into new geographic regions, information systems initiatives, new methods of sale and future operations or operating results. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot assure that actual results will not differ materially from our expectations. Factors that could cause actual results to differ from expectations are described herein; in particular, see "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Information".

                                     PART I

Item 1.  Business.

The Estee Lauder Companies Inc., founded in 1946 by Estee and Joseph Lauder, is one of the world's leading manufacturers and marketers of quality skin care, makeup, fragrance and hair care products. Our products are sold in over 120 countries and territories under the following well-recognized brand names: Estee Lauder, Clinique, Aramis, Prescriptives, Origins, M.A.C, Bobbi Brown, La Mer, jane, Aveda, Stila, Jo Malone and Bumble and bumble. We are also the global licensee for fragrances and cosmetics sold under the Tommy Hilfiger, Donna Karan and Kate Spade brands. Each brand is distinctly positioned within the cosmetics market.

We are a pioneer in the cosmetics industry and believe we are a leader in the industry due to the global recognition of our brand names, our leadership in product innovation, our strong market position in key geographic markets and the consistently high quality of our products. We sell our products principally through limited distribution channels to complement the images associated with our brands. These channels, encompassing over 12,500 points of sale, consist primarily of upscale department stores, specialty retailers, upscale perfumeries and pharmacies and, to a lesser extent, freestanding company stores, stores on cruise ships and in-flight and duty-free shops. We believe that our strategy of pursuing limited distribution strengthens our relationships with retailers, enables our brands to be among the best selling product lines at the stores and heightens the aspirational quality of our brands. With the acquisitions of jane and Aveda in fiscal 1998, we broadened our distribution to include new channels, namely self-select outlets and salons. In November 1998, we began selling products directly to consumers over the Internet. We now offer Clinique, Origins, Bobbi Brown, Estee Lauder and M.A.C products on-line and we are developing e-commerce capabilities for several of our other brands.

In fiscal 2000, we acquired Stila, principally a line of prestige makeup products, Jo Malone Limited, a London-based skin care and fragrance company, and a controlling majority equity interest in Bumble and bumble, a salon and hair care products business. In addition, we obtained an exclusive worldwide license to manufacture, market and sell Kate Spade beauty products. We also acquired Gloss.com, an Internet beauty site, as part of our strategy to use the Internet to benefit our overall business. In August 2000, we formed a joint venture with Chanel, Inc. and Clarins (U.S.A.) Inc. to re-launch the Gloss.com website as a multi-brand site. Upon re-launch, Gloss.com will feature select brands from each of the participating companies.

We have been controlled by the Lauder family since the founding of our company. Members of the Lauder family, some of whom are directors, executive officers and/or employees, beneficially own, directly or indirectly, as of September 10, 2001, shares of Class A Common Stock and Class B Common Stock having approximately 91.6% of the outstanding voting power of the Common Stock.

Unless the context requires otherwise, references to "we", "us", "our" and the "Company" refer to The Estee Lauder Companies Inc. and its subsidiaries.

Products

         Skin Care - Our broad range of skin care products addresses various skin care needs for women and men. These products include moisturizers, creams, lotions, cleansers, sun screens and self-tanning products, a number of which are developed for use on particular areas of the body, such as the face or the hands or around the eyes. Skin care products accounted for approximately 36% of our net sales in fiscal 2001.

         Makeup - We manufacture, market and sell a full array of makeup products including lipsticks, mascaras, foundations, eyeshadows, nail polishes and powders. Many of the products are offered in an extensive array of shades and colors. We also sell related items such as compacts, brushes and other makeup tools. Makeup products accounted for approximately 37% of our net sales in fiscal 2001.

         Fragrance - We offer a variety of fragrance products for women and men. The fragrances are sold in various forms, including eau de parfum sprays and colognes, as well as lotions, powders, creams and soaps that are based on a particular fragrance. Fragrance products accounted for approximately 23% of our net sales in fiscal 2001.

         Hair Care - We increased the range and depth of our hair care product offerings with the acquisition of the Aveda business in December 1997 and a majority equity interest in Bumble and bumble in June 2000. Hair care products are offered mainly in salons and in freestanding retail stores and include styling products, shampoos, conditioners and finishing sprays. In fiscal 2001, hair care products accounted for approximately 4% of our net sales.

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

     Estee Lauder - Estee Lauder brand products, which have been sold since 1946, are positioned as luxurious, classic and aspirational. We believe that Estee Lauder brand products are technologically advanced and innovative and have a worldwide reputation for excellence. The broad product line principally consists of skin care, makeup and fragrance products that are presented in high quality packaging. Since September 2000, Estee Lauder products have also been available through the brand's website, esteelauder.com.

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

     Origins - Origins, our most recent internally developed brand, was introduced in 1990. It is positioned as a plant-based cosmetics line of skin care, makeup and aromatherapy products that combine time-tested botanical ingredients with modern science to promote total well-being. Origins sells its products at our freestanding Origins stores and through stores-within-stores (which are designed to replicate the Origins store environment within a department store), at traditional retail counters and directly to consumers over the Internet.

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

     M-A-C - M-A-C products comprise a broad line of color-oriented, professional cosmetics and professional makeup tools targeting makeup artists and fashion-conscious consumers. The products are sold through a limited number of department and specialty stores, at freestanding M.A.C stores and directly to consumers over the Internet. We acquired Make-Up Art Cosmetics Limited, the manufacturer of M.A.C products, in three stages: in December 1994, March 1997 and February 1998.

     Bobbi Brown - In October 1995, we acquired the Bobbi Brown line of color cosmetics, professional makeup brushes and skin care products. Bobbi Brown products are manufactured to our specifications, primarily by third parties, and sold through a limited number of department and specialty stores and directly to consumers over the Internet.

     La Mer - La Mer products primarily consist of moisturizing creams, lotions, cleansers, toners and other skin care products. The line, which is available in very limited distribution in the United States and certain other countries, is an extension of the initial Creme De La Mer product that we acquired in 1995.

     jane - In October 1997, we acquired Sassaby, Inc., the owner of the jane brand of color cosmetics targeted to young consumers. Since the acquisition, we have added skin care products to jane. jane products are currently distributed only in the United States in the self-select distribution channel.

     Donna Karan Cosmetics - In November 1997, we obtained the exclusive global license to develop and market a line of fragrances and other cosmetics under the Donna Karan New York and DKNY trademarks. We are continuing to market and sell certain products that were originally sold by The Donna Karan Company. Under the license, we launched the first DKNY women's fragrance in fiscal 2000 and the first DKNY men's fragrance in fiscal 2001.

     Aveda - We acquired the Aveda business in December 1997 and have since acquired selected Aveda distributors and retail stores. Aveda, a prestige hair care leader, is a manufacturer and marketer of plant-based hair care, skin care, makeup and fragrance products. We sell Aveda products to third-party distributors and prestige salons and spas, and directly to consumers at our own freestanding Aveda Environmental Lifestyle Stores and Aveda Institutes.

     Stila - In August 1999, we acquired the business of Los Angeles-based Stila Cosmetics, Inc. Stila is known for its stylish, wearable makeup products and eco-friendly packaging and has developed a following among young, fashion-forward consumers. Stila products are currently available at the brand's flagship store in Los Angeles, California and also in limited distribution in the United States and certain other countries.

     Jo Malone - We acquired London-based Jo Malone Limited in October 1999. Jo Malone is known for its prestige skin care, fragrance and hair care products showcased at its flagship store in London. Products are also available through a company catalogue, at a very limited group of specialty stores in the United States and Canada and at a freestanding store in New York City.

     Bumble and bumble - In June 2000, we acquired a controlling majority equity interest in Bumble and Bumble Products, LLC, a marketer and distributor of quality hair care products, and Bumble and Bumble, LLC, the operator of a premier hair salon in New York City. Bumble and bumble styling and other hair care products are distributed to top-tier salons and select specialty stores. The founder and two of his partners own the remaining equity interests and have continued to manage the domestic operations.

In addition to the foregoing brands, we manufacture and sell Kiton fragrances as a licensee. We are also the global licensee for Kate Spade beauty products, and we expect the first fragrance products in the Kate Spade line to be launched in fiscal 2002. These products will be marketed separately from our other brands.

Distribution

We sell our products principally through limited distribution channels to complement the images associated with our core brands. These channels include more than 12,500 points of sale in over 120 countries and territories and consist primarily of upscale department stores, specialty retailers, upscale perfumeries and pharmacies and, to a lesser extent, freestanding company stores and spas, stores on cruise ships and in-flight and duty-free shops.

We maintain a dedicated sales force which sells to our retail accounts in North America and in the major overseas markets, such as Western Europe and Japan. We have wholly-owned operations in over 30 countries through which we market, sell and distribute our products. In certain markets, we sell our products through selected local distributors under contractual arrangements designed to protect the image and position of the brands. In addition, we sell certain products in select domestic and international military locations and over the Internet.

There are risks inherent in foreign operations, including changes in social, political and economic conditions. We are also exposed to risks associated with changes in the laws and policies that govern foreign investment in countries where we have operations as well as, to a lesser extent, changes in United States laws and regulations relating to foreign trade and investment. In addition, our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates. Changes in such rates also may affect the relative prices at which we and foreign competitors sell products in the same markets. Similarly, the cost of certain items required in our operations may be affected by changes in the value of the relevant currencies.

With the acquisitions of jane and Aveda in fiscal 1998 and a controlling majority equity interest in Bumble and bumble in fiscal 2000, we broadened our distribution to include new channels, namely self-select outlets and salons. jane products are currently sold only in the United States in approximately 13,000 points of sale, including mass merchandise stores, drug stores and specialty stores. We principally sell Aveda products to independent salons and Aveda Environmental Lifestyle stores and to third-party distributors, which resell such products mainly to independent salons. There are currently about 8,700 salons, primarily in the United States, that sell Aveda products. Bumble and bumble products are principally sold to independent salons. There are approximately 1,200 salons, primarily in the United States, that sell Bumble and bumble products.

As part of our strategy to diversify our distribution, primarily in the United States, we have been expanding the number of single-brand, freestanding stores that we own and operate. The Origins, Aveda and M.A.C brands are the primary focus for this method of distribution. To date, we operate approximately 347 single-brand, freestanding stores worldwide and expect that number to increase to 400 to 500 over the next several years.

Beginning with the introduction of e-commerce capabilities to clinique.com in November 1998, we have been selling products directly to consumers over the Internet. As of September 1, 2001, Clinique, M.A.C, Origins, Estee Lauder and Bobbi Brown products are being sold directly to consumers in the United States and Canada over the Internet. For a summary of our Internet strategy, see the "Internet" section in "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations".

As is customary in the cosmetics industry, our practice is to accept returns of our products from retailers. In accepting returns, we typically provide a credit to the retailer against sales and accounts receivable from that retailer on a dollar-for-dollar basis. In recognition of this practice, and in accordance with generally accepted accounting principles, we report sales levels on a net basis, which is computed by deducting the amount of actual returns received and an amount established for anticipated returns from gross sales. As a percent of gross sales, returns were 4.9% in fiscal 2001, 4.4% in fiscal 2000 and 5.0% in fiscal 1999.

Customers

Our strategy has been to build strong strategic relationships with selected retailers globally. Senior management works with executives of our major retail accounts on a regular basis, and we believe we are viewed as an important supplier to these customers.

Customers affiliated with Federated Department Stores, Inc. (e.g., Bloomingdale's, Burdines, Macy's and Rich's/Lazarus) accounted for 11% of our net sales in each of the fiscal years ended June 30, 2001, 2000 and 1999. The May Department Stores Company (e.g., Foley's, Lord & Taylor and Robinsons-May) accounted for 10% of our net sales in fiscal 2001 and 2000 and 11% of our net sales in fiscal 1999.

Marketing

Our marketing strategy is built around our vision statement: "Bringing the Best to Everyone We Touch". Mrs. Estee Lauder formulated this marketing philosophy to provide high-quality service and products as the foundation for a solid and loyal consumer base.

Our marketing efforts focus principally on promoting the quality and benefits of our products. Each of our brands is distinctively positioned, has a single global image, and is promoted with consistent logos, packaging and advertising designed to enhance its image and differentiate it from other brands. We regularly advertise our products on television and radio, in upscale magazines and prestigious newspapers and through direct mail and photo displays at international airports. Promotional activities and in-store displays are designed to introduce existing consumers to different products in the line and to attract new consumers. Our marketing efforts also benefit from cooperative advertising programs with retailers, some of which are supported by coordinated promotions, such as "gift with purchase" and "purchase with purchase". At in-store counters, sales representatives offer personal demonstrations to market individual products as well as to provide education on basic skin care and makeup application. We conduct extensive sampling programs and we pioneered "gift with purchase" as a sampling program. We believe that the quality and perceived benefits of sample products have been effective inducements to purchases by new and existing consumers.

Starting with the launch of the Clinique website in 1996, we have used the Internet to educate and inform consumers about certain of our brands. Currently, there are ten single-brand-marketing sites, five of which have e-commerce capabilities. Gloss.com, the Company's majority-owned, multi-brand marketing and e-commerce site, is expected to be re-launched in the first half of fiscal 2002, see the "Internet" section in "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations".

The majority of our creative marketing work is done by in-house creative teams. The creative staff designs and produces the sales materials, advertisements and packaging for all products in each brand. Total advertising and promotional expenditures were $1,255.3 million, $1,195.8 million and $1,100.8 million for fiscal 2001, 2000 and 1999, respectively. In addition, our products receive extensive editorial coverage in prestige publications and other media worldwide.

Our marketing and sales executives spend considerable time in the field meeting with consumers and key retailers, checking activities of competitors and consulting with sales representatives at the points of sale. These include Estee Lauder Beauty Advisors, Clinique Consultants, Aramis Selling Specialists, Prescriptives Analysts and Origins Guides.

Management Information Systems

Management information systems support automation of our business processes including product development, marketing, sales, order processing, production, distribution and finance.

We have deployed a product definition system that establishes and maintains a centralized data repository of essential attributes for each of the products we offer or plan to offer in the marketplace. Coupled with our product research and development systems, we are able to globally manufacture and market consistent quality products.

Our sales analysis system tracks weekly sales at the stock keeping unit (SKU) level at most retail sales locations (i.e., sell-through data). This system is currently tracking sell-through data for almost all accounts of Estee Lauder, Clinique, Aramis, Prescriptives, Origins, M.A.C, Bobbi Brown, Donna Karan, Tommy Hilfiger, La Mer and Stila in the United States and Canada. The increased understanding of consumer preferences gained from sell-through data enables us to coordinate more effectively our product development, manufacturing and marketing strategies. We have implemented similar systems in other countries.

We have negotiated automated replenishment arrangements with many of our key domestic customers. These arrangements enable us to replenish inventories for individual points of sale automatically, with minimal paperwork. Customer orders for a substantial majority of sales of Estee Lauder, Clinique, Prescriptives, Origins, M.A.C and Bobbi Brown products in the United States are generated by automated replenishment systems.

Our data warehouse captures shipping, sell-through and inventory data for our domestic business. This system has resulted in streamlined and standardized reporting as well as timely and accurate retail sales and marketing information.

We have a system that provides tools to plan, monitor, and analyze our promotional business and its processes on both an individual brand as well as a corporate basis. Marketing and sales professionals currently utilize this system to promote Estee Lauder, Clinique, M.A.C, Origins, and Bobbi Brown products in the United States and Canada. This system helps us to reduce costs, maintain accountability, improve return on investment and maximize the impact of our promotional activities. This system was the model for an international promotional management system, which we installed in fiscal 2001 in some European markets. In fiscal 2002, we expect to roll this system out to additional international markets.

At practically all of our international sales affiliates, we have installed a proprietary inventory management system, which provides us with a global view of finished goods availability relative to actual requirements. This system has resulted in improved inventory control and disposition for both existing product lines and new product launches.

The use of sell-through data, combined with the implementation of automated replenishment systems, promotional planning systems, and data warehousing, has resulted in increased sales, fewer out-of-stocks and reduced retail inventories. We expect that these systems will continue to provide inventory and sales efficiencies.

We have refined the strategic direction of our supply chain systems and have decided to evaluate "best in class" supply chain planning and execution software to replace our internally-developed systems on an enterprise basis. We expect that the new systems we identify and install will lead to greater efficiency and consistency in the global supply chain in the future.

We continue to enhance our corporate Extranet, which is designed to provide retailers with real-time order status throughout the procurement cycle. Customers use this system to track their orders as they move through the fulfillment process. As a result, we experience fewer billing discrepancies and fewer customer deductions.

For a discussion of our development of websites designed to market and sell our products, in addition to a venture to develop a multi-brand site, refer to the "Internet" section in "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

We maintain ongoing research and development programs at our facilities in Melville, New York; Oevel, Belgium; Tokyo, Japan; Markham, Ontario; and Blaine, Minnesota. As of June 30, 2001, we had approximately 395 employees engaged in research and development. Research and development expenditures totaled $62.2 million, $53.8 million and $48.0 million for fiscal 2001, 2000 and 1999, respectively. Our research and development group makes significant contributions toward improving existing products and developing new products and provides ongoing technical assistance and know-how to our manufacturing activities. The research and development group has had long-standing working relationships with several U.S. and international medical and educational facilities, which supplement internal capabilities. We do not conduct animal testing of our products.

Manufacturing and Raw Materials

We manufacture skin care, makeup, fragrance and hair care products in the United States, Belgium, Switzerland, the United Kingdom and Canada. We continue to streamline our manufacturing processes and identify sourcing opportunities to improve innovation, increase efficiencies and reduce costs. Our major manufacturing facilities operate as "focus" plants that primarily manufacture one type of product (e.g., lipsticks) for all of the principal brands. Our plants are modern and our manufacturing processes are substantially automated. While we believe that our manufacturing facilities are sufficient to meet current and reasonably anticipated manufacturing requirements, we continue to identify opportunities to make significant improvements in capacity and productivity. Some of our finished products are manufactured to our specifications by third parties.

The principal raw materials used in the manufacture of our products are essential oils, alcohol and specialty chemicals. We also purchase packaging components, which are manufactured to design specifications. Procurement of materials for all manufacturing facilities is generally made on a global basis through our centralized supplier relations department. A concentrated effort in supplier rationalization has been made with the specific objective of reducing costs, increasing innovation and improving quality. As a result of sourcing initiatives, there is increased dependency on certain suppliers, but we believe that these suppliers have adequate resources and facilities to overcome any unforeseen interruption of supply. We have, in the past, been able to obtain an adequate supply of essential raw materials and currently believe we have adequate sources of supply for virtually all components of our products. As we integrate acquired brands, we continually seek new ways to leverage our production and sourcing capabilities to improve their manufacturing performance.

Competition

The skin care, makeup, fragrance and hair care businesses are characterized by vigorous competition throughout the world. Brand recognition, quality, performance and price have a significant influence on consumers' choices among competing products and brands. Advertising, promotion, merchandising, the pace and timing of new product introductions, line extensions and the quality of in-store sales staff also have a significant impact on consumer buying decisions. We compete against a number of manufacturers and marketers of skin care, makeup, fragrance and hair care products, some of which have substantially greater resources than we do.

Our principal competitors among manufacturers and marketers of skin care, makeup, fragrance and hair care products include L'Oreal S.A. (which markets Lancome, Ralph Lauren, Giorgio Armani, Garnier, L'Oreal, Maybelline, Biotherm, Helena Rubinstein, Redken, Kiehl's Since 1851, Shu Umuera and other products), Unilever N.V. (which markets Calvin Klein, Valentino, Cerruti, Pond's, Thermasilk, Vaseline Intensive Care and other products), The Procter & Gamble Company (which markets Cover Girl, Olay, Giorgio Beverly Hills and Hugo Boss fragrances, Max Factor, Vidal Sassoon, Pantene and other products), LVMH Moet Hennessey Louis Vuitton ("LVMH") (which markets Christian Dior, Kenzo, Givenchy, Guerlain, Hard Candy, Bliss, Benefit, Make Up For Ever, Urban Decay, Fresh and other products), Shiseido Company, Ltd. (which markets Shiseido, 5S and other products), Avon Products Inc., Wella Group (which markets Wella, Gucci fragrance, Alfred Dunhill, Sebastian, Anna Sui and other products), Gucci N.V. (which markets Yves St. Laurent Beaute), Revlon, Inc. (which markets Revlon, Almay and Ultima II products), Joh. A. Benckiser GmbH (which markets Coty, Lancaster, Davidoff, Issabella Rosselini Manifesto, Jil Sander, Rimmel, Jovan, Yue-Sai Kan, Margaret Astor, Adidas, Calgon, The Healing Garden, Esprit, Chopard and other products), Bristol-Myers Squibb Co. (which markets Clairol, Keri, Aussi and other products), Elizabeth Arden, Inc., Chanel, Inc. and Clarins S.A. (which markets Clarins products and Thierry Mugler fragrances). We also face competition from retailers that have developed their own brands, such as Gap Inc. (which markets The Gap and Banana Republic products), Intimate Brands (which markets Victoria's Secret Beauty and Bath and Body Works products) and Sephora, or have acquired brands, such as Neiman Marcus Group (which acquired Laura Mercier). Some of our competitors also have ownership interests in retailers that are customers of ours. For example, LVMH has interests in Duty Free Shoppers and Sephora.

Trademarks, Patents and Copyrights

We own all of the material trademark rights used in connection with the manufacturing, marketing and distribution of our major products both in the United States and in the other countries where such products are principally sold, except for the trademark rights relating to Tommy Hilfiger (including tommy and tommy girl), Donna Karan New York, DKNY and Kate Spade, as to which we are the exclusive worldwide licensee for fragrances, cosmetics and related products. Trademarks for our principal products are registered in the United States and in each of the countries in which such products are sold. The major trademarks used in our business include the brand names Estee Lauder, Clinique, Aramis, Prescriptives, Origins, Tommy Hilfiger, Donna Karan New York, DKNY, M.A.C, Bobbi Brown, La Mer, jane, Aveda, Stila, Jo Malone and Bumble and bumble and the names of many of the products sold under each of these brands. We consider the protection of our trademarks to be important to our business.

A number of our products incorporate patented or patent-pending formulations. In addition, several products are covered by design patents, patent applications or copyrights. While we consider these patents and copyrights, and the protection thereof, to be important, no single patent or copyright is considered material to the conduct of our business.

Employees

At June 30, 2001, we had approximately 19,900 full-time employees worldwide (including sales representatives at points of sale who are employed by the Company), of whom approximately 10,200 are employed in the United States and Canada. None of our employees in the United States is covered by a collective bargaining agreement. In certain other countries a limited number of employees are covered by a Works Council agreement or other labor contract. We believe that relations with our employees are good. We have never encountered a material strike or work stoppage in the United States or in any other country where we have a significant number of employees.

Government Regulation

We and our products are subject to regulation by the Food and Drug Administration and the Federal Trade Commission in the United States, as well as various other Federal, state, local and international regulatory authorities. Such regulations relate principally to the ingredients, labeling, packaging and marketing of our products. We believe that we are in substantial compliance with such regulations, as well as with applicable Federal, state, local and international rules and regulations governing the discharge of materials hazardous to the environment. There are no significant capital expenditures for environmental control matters either planned in the current year or expected in the near future.

Seasonality

Our results of operations in total, by region, and by product category are subject to seasonal fluctuations, with net sales in the first and second fiscal quarters typically being slightly higher than in the third and fourth fiscal quarters. The higher net sales in the first two fiscal quarters are attributable to the increased levels of purchasing by retailers for the Christmas selling season and for fall fashion makeup introductions. Greater variation exists in quarterly operating income and margin, which typically are lower in the second half of the fiscal year than in the first half. In addition to the effect of lower net sales on operating income in the third and fourth fiscal quarters, as compared with the first and second fiscal quarters, operating income and operating margin in the third and fourth fiscal quarters are negatively affected by the relatively consistent dollar amount of advertising and promotional spending in each fiscal quarter. In addition, fluctuations in net sales, operating income and product category results in any fiscal quarter may be attributable to the level and scope of new product introductions.

Executive Officers

The following table sets forth certain information with respect to our executive officers.

Name                        Age        Position(s) Held
----                        ---        ----------------
Leonard A. Lauder            68        Chairman of the Board of Directors
Ronald S. Lauder             57        Chairman of Clinique Laboratories, Inc. and
                                        Estee Lauder International, Inc. and a Director
Fred H. Langhammer           57        President and Chief Executive Officer and a Director
Patrick Bousquet-Chavanne    43        Group President
Daniel J. Brestle            56        Group President
Andrew J. Cavanaugh          54        Senior Vice President - Global Human Resources
Paul E. Konney               57        Senior Vice President, General Counsel and Secretary
Richard W. Kunes             48        Senior Vice President and Chief Financial Officer
Evelyn H. Lauder             65        Senior Corporate Vice President
William P. Lauder            41        Group President
Philip Shearer               49        Group President, International
Edward M. Straw              62        President, Global Operations

     Leonard A. Lauder has been Chairman of the Board of Directors since 1995. He served as Chief Executive Officer of the Company from 1982 through 1999 and President from 1972 until 1995. Mr. Lauder formally joined the Company in 1958 after serving as an officer in the United States Navy. Since joining the Company, he has held various positions, including executive officer positions other than those described above. He is Chairman of the Board of Trustees of the Whitney Museum of American Art, a Charter Trustee of the University of Pennsylvania and a Trustee of The Aspen Institute. He also served as a member of the White House Advisory Committee on Trade Policy and Negotiations under President Reagan.

     Ronald S. Lauder has served as Chairman of Clinique Laboratories, Inc. and Chairman of Estee Lauder International, Inc. since returning from government service in 1987. Mr. Lauder joined the Company in 1964 and has held various positions, including those described above, since then. From 1983 to 1986, Mr. Lauder was Deputy Assistant Secretary of Defense for European and NATO Affairs. From 1986 to 1987, he served as U.S. Ambassador to Austria. He is non-executive Chairman of the Board of Directors of Central European Media Enterprises Ltd. He is also Chairman of the Board of Trustees of the Museum of Modern Art.

     Fred H. Langhammer has been Chief Executive Officer since 2000 and President of the Company since 1995. He was Chief Operating Officer from 1985 through 1999. Mr. Langhammer joined the Company in 1975 as President of its operations in Japan. In 1982, he was appointed Managing Director of the Company's operations in Germany. He is a member of the Board of Directors of Inditex, S.A. (an apparel manufacturer and retailer), the Cosmetics, Toiletries and

Fragrance Association, the German American Chamber of Commerce, Inc., and the American Institute for Contemporary German Studies at Johns Hopkins University. He is also a Senior Fellow of the Foreign Policy Association.

Patrick Bousquet-Chavanne became Group President responsible for Estee Lauder, M.A.C and our fragrance brands (principally Aramis, Tommy Hilfiger and Donna Karan) on a worldwide basis in July 2001. From 1998 to 2001, he was the President of Estee Lauder International, Inc. ("ELII"). From 1992 to 1996, Mr. Bousquet-Chavanne was Senior Vice President - General Manager/Travel Retailing of ELII. From 1989 to 1992, he was Vice President and General Manager of Aramis International, a division of ELII. From 1996 to 1998, he was Executive Vice President/General Manager International Operations of Parfums Christian Dior S.A., based in Paris.

     Daniel J. Brestle became Group President responsible for Aveda, Bobbi Brown, Bumble and bumble, La Mer, Prescriptives, jane, Jo Malone, Kate Spade and Stila on a worldwide basis in July 2001. From July 1998 through June 2001, he was President of Estee Lauder (USA & Canada). Prior to July 1998, he was President of Clinique Laboratories, Inc. and the senior officer of that division since 1992. From 1988 through 1992, he was President of Prescriptives U.S.A. Mr. Brestle joined the Company in 1978.

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

     Richard W. Kunes became Senior Vice President and Chief Financial Officer in October 2000. He joined the Company in 1986 and served in various finance-related positions until November 1993, when he was named Vice President
- Operations Finance Worldwide. From January 1998 through September 2000, Mr. Kunes was Vice President - Financial Administration and Corporate Controller. Prior to joining the Company, he held finance and controller positions at the Colgate-Palmolive Company.

     Evelyn H. Lauder has been Senior Corporate Vice President of the Company since 1989, and previously served as Vice President and in other executive capacities since first joining the Company in 1959 as Education Director. She is a member of the Board of Overseers, Memorial Sloan-Kettering Cancer Center, a member of the Boards of Trustees of Central Park Conservancy, Inc. and The Trinity School in New York City, a member of the Board of Directors of The Parks Council and the Founder and Chairman of The Breast Cancer Research Foundation.

     William P. Lauder became Group President in July 2001. He leads the worldwide businesses of Clinique and Origins and our retail store and on-line operations. From 1998 to 2001, he was President of Clinique Laboratories, Inc. Prior to 1998, he was President of Origins Natural Resources Inc., and he had been the senior officer of that division since its inception in 1990. Prior thereto, he served in various positions since joining the Company in 1986. He is a member of the Board of Trustees of The Trinity School in New York City and the Boards of Directors of The Fragrance Foundation, The Fresh Air Fund and the 92nd Street Y.

     Philip Shearer joined the Company as Group President, International in September 2001. Prior thereto, from 1998 to 2001, he was President of the Luxury Products Division of L'Oreal U.S.A., which included Lancome, Helena Rubinstein, Ralph Lauren fragrances, Giorgio Armani and Kiehl's Since 1851. He served in various positions at L'Oreal from 1987, including management positions in the United Kingdom and in Japan.

     Edward M. Straw is President, Global Operations responsible for research and development, procurement, manufacturing, packaging, distribution, quality assurance, information systems and corporate sales. Prior to joining the Company in 2000, Mr. Straw was Senior Vice President, Global Supply Chain and Manufacturing for the Compaq Computer Corporation. From 1997 to 1998, he was President of Ryder Global Logistics, Inc., and prior to joining Ryder, he served for 35 years in the United States Navy, retiring in 1996 as a Vice Admiral and Director of the Defense Logistics Agency.

     Each executive officer serves for a one-year term ending at the next annual meeting of the Board of Directors, subject to his or her applicable employment agreement and his or her earlier death, resignation or removal.

Item 2. Properties.

The following table sets forth the principal owned and leased manufacturing and research and development facilities as of September 10, 2001. The leases expire at various times through 2015, subject to certain renewal options.

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

Asia/Pacific
Tokyo, Japan (leased)                             R&D                  4,000

We occupy numerous offices, assembly and distribution facilities and warehouses in the United States and abroad. We consider our properties to be generally in good condition and believe that our facilities are adequate for our operations and provide sufficient capacity to meet anticipated requirements. We lease approximately 300,000 square feet of rentable space for our principal offices in New York, New York and own an office building of approximately 57,000 square feet in Melville, New York. As of September 10, 2001, we operated 347 freestanding retail stores, including 13 for the Estee Lauder brand, 10 for Clinique, 132 for Origins, 86 for M.A.C, 96 for Aveda, 2 for Bobbi Brown, 5 for Jo Malone, 1 for Bumble and bumble and 2 for Stila.

Item 3. Legal Proceedings.

We are involved in various routine legal proceedings incident to the ordinary course of business. In management's opinion, the outcome of pending legal proceedings, separately or in the aggregate, will not have a material adverse effect on our business or consolidated financial results.

In August 2000, an affiliate of Revlon, Inc. sued the Company and its subsidiaries in the U.S. District Court, Southern District of New York, for alleged patent infringement and related claims. Revlon currently claims that five Estee Lauder products, two Origins foundations, a La Mer concealer and a jane foundation infringe its patent. Revlon is seeking, among other things, treble damages, punitive damages, equitable relief and attorneys' fees. The Company has filed counterclaims which, among other things, challenge the validity of the patent and allege violations of Federal antitrust laws. Pre-trial proceedings and discovery are underway. Court-directed mediation took place in August 2001. The Company intends to defend itself vigorously. Although the final outcome of the lawsuit cannot be predicted with certainty, based on preliminary investigation, management believes that the case will not have a material adverse effect on the Company's consolidated financial results.

In February 2000, the Company and eight other manufacturers of cosmetics (the "Manufacturer Defendants") were added as defendants in a consolidated class action lawsuit that had been pending in the Superior Court of the State of California in Marin County. The plaintiffs purport to represent a class of all California residents who purchased prestige cosmetic products at retail for personal use from a number of department stores that sold such products in California (the "Department Store Defendants"). Plaintiffs filed their initial actions against the Department Store Defendants in May 1998. In May 2000, plaintiffs filed an amended complaint alleging that the Department Store Defendants and the Manufacturer Defendants conspired to fix and maintain retail prices and to limit the supply of prestige cosmetic products sold by the Department Store Defendants in violation of California state law. The plaintiffs are seeking, among other things, treble damages, equitable relief, attorneys' fees, interest and costs. Pre-trial proceedings and discovery are underway. Court-directed mediation started in May 2001 and is continuing. The Company intends to defend itself vigorously. While no assurance can be given as to the ultimate outcome of this lawsuit, based on preliminary investigation, management believes that the case will not have a material adverse effect on the Company's consolidated financial results.

In 1998, the Office of the Attorney General of the State of New York (the "State") notified the Company and ten other entities that they are potentially responsible parties ("PRPs") with respect to the Blydenburgh landfill in Islip, New York. Each PRP may be jointly and severally liable for the costs of investigation and cleanup, which the State estimates to be $16 million. While the State has sued other PRPs in connection with the site, the State has not sued the Company. The Company and some PRPs are in discussions with the State regarding possible settlement of the matter. While no assurance can be given as to the ultimate outcome, management believes that the matter will not have a material adverse effect on the Company's consolidated financial results.

In 1998, the State notified the Company and fifteen other entities that they are PRPs with respect to the Huntington/East Northport landfill. The cleanup costs are estimated at $20 million. No litigation has commenced, and the Company, along with other PRPs, is in discussions with the State regarding possible settlement of the matter. While no assurance can be given as to the ultimate outcome, management believes that the matter will not have a material adverse effect on the Company's consolidated financial results.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended June 30, 2001.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Our Class A Common Stock is publicly traded on the New York Stock Exchange under the symbol "EL". The following table shows the high and low sales prices as reported on the New York Stock Exchange Composite Tape and the cash dividends per share declared in fiscal 2001 and fiscal 2000.


                            Fiscal 2001                         Fiscal 2000
                 --------------------------------    --------------------------------
                                          Cash                                Cash
                    High        Low     Dividends       High         Low    Dividends
                 ---------   ---------  ---------    ---------   ---------  ---------
First Quarter    $   49.75   $   34.25   $   .05     $   56.50   $   38.25   $   .05
Second Quarter       47.25       33.75       .05         51.44       37.25       .05
Third Quarter        44.00       33.18       .05         55.88       38.13       .05
Fourth Quarter       44.35       35.85       .05         54.31       41.13       .05
                                         -------                             -------

Year                 49.75       33.18   $   .20         56.50       37.25   $   .20
                                         =======                             =======



We expect to continue the payment of cash dividends in the future, but there can be no assurance that the Board of Directors will continue to declare dividends.

As of September 10, 2001, there were approximately 4,087 record holders of Class A Common Stock and 15 record holders of Class B Common Stock.

Item 6.  Selected Financial Data.

The table below summarizes selected financial information. For further information, refer to the audited consolidated financial statements and the notes thereto beginning on page F-1 of this report.


                                                                             Year Ended or at June 30
                                                      ----------------------------------------------------------------------
                                                          2001            2000           1999           1998          1997
                                                      -----------      -----------    -----------   -----------  -----------
                                                                          (In millions, except per share data)
Statement of Earnings Data:
Net sales .........................................   $   4,608.1      $   4,366.8    $   3,961.5   $   3,618.0   $   3,381.6
Gross profit ......................................       3,635.8          3,394.7        3,061.6       2,798.5       2,616.5
Operating income ..................................         495.6            515.8          456.9         409.1         359.1
Earnings before income taxes, minority interest and
  accounting change ...............................         483.3            498.7          440.2         402.8         362.9
Net earnings ......................................         305.2(a)         314.1          272.9         236.8         197.6
Preferred stock dividends .........................          23.4             23.4           23.4          23.4          23.4
Net earnings attributable to common stock .........         281.8(a)         290.7          249.5         213.4         174.2

Cash Flow Data:
Net cash flows provided by operating activities ...   $     305.4      $     442.5    $     352.3   $     258.2   $     253.1
Net cash flows used for investing activities ......        (206.3)          (374.3)        (200.3)       (577.2)       (130.7)
Net cash flows (used for) provided by financing
  activities ......................................         (63.5)           (87.9)         (73.2)        345.2        (116.8)

Other Data:
Earnings before interest, taxes, depreciation
   and amortization (EBITDA) (b) ..................   $     658.5      $     662.6    $     574.2   $     506.6   $     435.1

Per Share Data:
Net earnings per common share (c):
  Basic ...........................................   $      1.18(a)   $      1.22    $      1.05   $       .90   $       .74
  Diluted .........................................   $      1.16(a)   $      1.20    $      1.03   $       .89   $       .73

Weighted average common shares outstanding (c):
  Basic ...........................................         238.4            237.7          237.0         236.8         235.4
  Diluted .........................................         242.2            242.5          241.2         239.5         237.1

Cash dividends declared per common share (c) ......   $       .20      $       .20    $     .1775   $       .17   $       .17

Balance Sheet Data:
Working capital ...................................   $     882.2      $     716.7    $     708.0   $     617.2   $     551.6
Total assets ......................................       3,218.8          3,043.3        2,746.7       2,512.8       1,873.1
Total debt ........................................         416.7            425.4          429.1         436.5          31.1
Redeemable preferred stock ........................         360.0            360.0          360.0         360.0         360.0
Stockholders' equity ..............................       1,352.1          1,160.3          924.5         696.4         547.7

---------------------
(a) Net earnings, net earnings attributable to common stock and net earnings per common share for the year ended June 30, 2001 include restructuring and other non-recurring charges of $40.3 million, after tax, or $.17 per common share, and a one-time charge of $2.2 million, after tax, or $.01 per common share, attributable to the cumulative effect of adopting Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities".

(b) EBITDA is an additional measure of operating performance used by management. While the components of EBITDA may vary from company to company, we exclude minority interest adjustments, all depreciation charges related to property, plant and equipment and all amortization charges, including amortization of goodwill, purchased royalty rights (fully amortized in November 2000), leasehold improvements and other intangible assets. While we consider EBITDA useful in analyzing our operating results, it is not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with generally accepted accounting principles. Excluding restructuring and other non-recurring expenses, EBITDA was $721.5 million for the year ended June 30, 2001.

(c) On April 26, 1999, the Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend on all of our outstanding Class A and Class B Common Stock. The stock dividend was paid on June 2, 1999 to all holders of record of shares of our Common Stock at the close of business on May 10, 1999. All share and per share data prior thereto have been restated to reflect the stock split.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS
---------------------

We manufacture, market and sell skin care, makeup, fragrance and hair care products which are distributed in over 120 countries and territories. The following is a comparative summary of operating results for fiscal 2001, 2000 and 1999 and reflects the basis of presentation described in Note 2 to the consolidated financial statements for all periods presented. Sales of products and services that do not meet our definition of skin care, makeup, fragrance and hair care have been included in the "other" category.


                                                                    Year Ended June 30
                                                         -------------------------------------
                                                            2001          2000         1999
                                                         ----------    ----------   ----------
                                                                      (In millions)
NET SALES
   By Region:
      The Americas ...................................   $  2,815.3    $  2,658.8   $  2,397.9
      Europe, the Middle East & Africa ...............      1,210.2       1,131.0      1,082.4
      Asia/Pacific ...................................        590.6         577.0        481.2
                                                         ----------    ----------   ----------
                                                            4,616.1       4,366.8      3,961.5
      Restructuring * ................................         (8.0)        -            -
                                                         ----------    ----------   ----------
                                                         $  4,608.1    $  4,366.8   $  3,961.5
                                                         ==========    ==========   ==========

   By Product Category:
      Skin Care ......................................   $  1,641.5    $  1,552.4   $  1,398.8
      Makeup .........................................      1,704.4       1,579.5      1,412.8
      Fragrance ......................................      1,061.9       1,092.3      1,048.6
      Hair Care ......................................        180.7         113.9         82.4
      Other ..........................................         27.6          28.7         18.9
                                                         ----------    ----------   ----------
                                                            4,616.1       4,366.8      3,961.5
      Restructuring * ................................         (8.0)        -            -
                                                         ----------    ----------   ----------
                                                         $  4,608.1    $  4,366.8   $  3,961.5
                                                         ==========    ==========   ==========

OPERATING INCOME
   By Region:
      The Americas ...................................   $    299.9    $    287.9   $    265.0
      Europe, the Middle East & Africa ...............        201.8         168.9        145.5
      Asia/Pacific ...................................         56.9          59.0         46.4
                                                         ----------    ----------   ----------
                                                              558.6         515.8        456.9
      Restructuring and other non-recurring expenses *        (63.0)        -            -
                                                         ----------    ----------   ----------
                                                         $    495.6    $    515.8   $    456.9
                                                         ==========    ==========   ==========
   By Product Category:
      Skin Care ......................................   $    266.9    $    240.5   $    205.9
      Makeup .........................................        212.5         181.8        158.2
      Fragrance ......................................         63.6          80.6         79.7
      Hair Care ......................................         13.1          12.4         11.4
      Other ..........................................          2.5           0.5          1.7
                                                         ----------    ----------   ----------
                                                              558.6         515.8        456.9
      Restructuring and other non-recurring expenses *        (63.0)        -            -
                                                         ----------    ----------   ----------
                                                         $    495.6    $    515.8   $    456.9
                                                         ==========    ==========   ==========


* For a discussion of the fiscal 2001 restructuring and other non-recurring expenses, see "Fiscal 2001 as Compared with Fiscal 2000 - Operating Expense - Restructuring and Other Non-Recurring Expenses" in this section.

The following table presents certain consolidated earnings data as a percentage of net sales:


                                                                             Year Ended June 30
                                                                      --------------------------------
                                                                       2001         2000         1999
                                                                      -----        -----        -----
Net sales .......................................................     100.0%       100.0%       100.0%
Cost of sales ...................................................      21.1         22.3         22.7
                                                                      -----        -----        -----
Gross profit ....................................................      78.9         77.7         77.3
                                                                      -----        -----        -----
Operating expenses:
    Selling, general and administrative .........................      66.4         65.1         65.0
    Restructuring ...............................................       0.8          -            -
    Other non-recurring .........................................       0.4          -            -
    Related party royalties .....................................       0.5          0.8          0.8
                                                                      -----        -----        -----
                                                                       68.1         65.9         65.8
                                                                      -----        -----        -----

Operating income ................................................      10.8         11.8         11.5
Interest expense, net ...........................................       0.3          0.4          0.4
                                                                      -----        -----        -----

Earnings before income taxes, minority interest and accounting
  change ........................................................      10.5         11.4         11.1
Provision for income taxes ......................................       3.8          4.2          4.2
Minority interest, net of tax ...................................       -            -            -
                                                                      -----        -----        -----

Net earnings before accounting change ...........................       6.7          7.2          6.9
Cumulative effect of a change in accounting principle, net of tax      (0.1)         -            -
                                                                      -----        -----        -----
Net earnings ....................................................       6.6%         7.2%         6.9%
                                                                      =====        =====        =====

Earnings before interest, taxes, depreciation
    and amortization ("EBITDA") .................................      14.3%        15.2%        14.5%

Fiscal 2001 as Compared with Fiscal 2000

NET SALES

Net sales increased 6% or $241.3 million to $4.61 billion reflecting continued growth in the makeup, skin care and hair care categories, partially offset by a decline in fragrance net sales. The United States retail business has demonstrated continued softness particularly in the fragrance category. Growth on a reported basis reflects the impact of a stronger U.S. dollar relative to other currencies in virtually all markets in which we do business. Net sales growth is primarily attributable to a combination of new and recently launched products, the inclusion of newer brands such as Bumble and bumble and changes in distribution, including additional retail locations. Excluding the impact of foreign currency translation, net sales increased 9%, with double-digit contributions from each of Europe, the Middle East & Africa and Asia/Pacific.

The following discussions of Net Sales by "Product Categories" and "Geographic Regions" exclude the impact of the fiscal 2001 restructuring and other non-recurring expenses, which were not material to our net sales, and represent the manner in which we conduct and view our business. For a discussion of the restructuring and other non-recurring expenses, see "Operating Expenses - Restructuring and Other Non-Recurring Expenses" in this section.

Product Categories

Skin Care Net sales of skin care products increased 6% or $89.1 million to $1.64 billion. This increase was primarily attributable to newer products such as Idealist Skin Refinisher, Anti-Gravity Firming Lift Cream, Anti-Gravity Firming Eye Lift Cream and Pro-Preferred Skincare products, the first skin care line for our M.A.C brand. By introducing new products into lines such as Renutriv, the Origins Ginger Bath and Body Collection and Acne Solutions, we have continued to attract consumers to the lines and maintain sales momentum. White Light Brightening System and Active White continue to be popular whitening products particularly in the Asia/Pacific region. Newly launched products such as Private Spa Collection, Origins' facial skin products and initial shipments of LightSource have contributed to increased sales. Partially offsetting these increases were lower sales of certain existing products such as Fruition Extra and Diminish.

Makeup
Makeup net sales increased 8% or $124.9 million to $1.70 billion. Significant contributors were recently launched products such as High Impact Eye Shadow, Moisture Surge Lipstick, Equalizer Smart Makeup, Lash Doubling Mascara, Glossware, Pure Color Lip Gloss, Luxe Makeup and Automatic Pencil Duo. In addition, established products such as Pure Color Lipstick, Quickliner For Lips, Quickliner For Eyes and Sheer Powder Blusher added to increased sales. M.A.C products have also contributed to increased sales with the Eden Rocks, M.A.C Paints and Heat product lines.

Fragrance
Net sales of fragrance products decreased 3% or $30.4 million to $1.06 billion, but increased 1% on a comparable currency basis. The decrease in net sales is attributable to a continued decline in sales of Tommy Hilfiger licensed products, as well as to lower sales of Estee Lauder pleasures, Clinique Happy and Clinique Happy for Men. The continued softness of the fragrance business in the United States and difficult comparisons to last year contributed to the decline in this category. Contributing positively to the category were new products, such as Intuition, Ginger Essence and DKNY for Men, as well as the international rollout of DKNY for women.

Hair Care
Hair care net sales increased 59% or $66.8 million to $180.7 million. The increase in sales is attributable to the inclusion of Bumble and bumble, in which we acquired a controlling majority equity interest in June 2000, and the launch of Clinique's Simple Hair Care System. In addition, sales growth was generated by Aveda shampoo and conditioner products, such as the Sap Moss and Brilliant product groups, and an increase in the number of Company-owned Aveda Environmental Lifestyle Stores.

The introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

Geographic Regions
Sales in the Americas increased 6% or $156.5 million to $2.82 billion. This increase was driven by sales growth in the makeup, skin care, and hair care categories, particularly with the success of new and recently launched products and the growth of our newer brands. The increase was partially offset by a decline in fragrance sales due to the softness in this category in the United States. In Europe, the Middle East & Africa, net sales increased 7% or $79.2 million to $1.21 billion. The increase was primarily the result of higher net sales in the United Kingdom, Spain and France and in our distributor and travel retail businesses. This increase was partially offset by decreased sales in Germany and South Africa. Net sales in Asia/Pacific increased 2% or $13.6 million to $590.6 million primarily due to higher net sales in Korea, Hong Kong, Malaysia and Thailand, partially offset by lower sales in Japan and Australia. Excluding the impact of foreign currency translation, sales grew in each country in Europe, the Middle East & Africa and in Asia/Pacific, accounting for growth of 17% and 10%, respectively.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales improved to 21.1% from 22.3%, reflecting the impact of our manufacturing and sourcing initiatives as well as changes in distribution and product mix. Changes in distribution include the rollout of our own retail stores and the acquisition of certain distributor operations, both of which contributed to higher gross margins. In addition, the synergies achieved by incorporating recently acquired businesses into our existing manufacturing and sourcing infrastructures had a favorable impact on gross margins.

OPERATING EXPENSES

Operating Expenses
Operating expenses increased to 68.1% of net sales as compared with 65.9% of net sales in the prior year. Excluding the impact of restructuring and other non-recurring expenses, operating expenses were 66.9% of net sales. This change primarily relates to the increased cost of our retail store and Internet operations, which have higher operating cost structures than our traditional distribution channels. Additionally, depreciation and amortization charges have increased compared with the prior year, reflecting increased goodwill amortization from acquisitions and depreciation related to capital investments partially offset by the November 2000 expiration of amortization related to purchased royalty rights. Changes in advertising and promotional spending result from the type, timing and level of advertising and promotional activities related to product launches and rollouts, as well as the markets being emphasized.

Restructuring and Other Non-Recurring Expenses
During the fourth quarter of fiscal 2001, we recorded one-time charges for restructuring and other non-recurring expenses related to repositioning certain businesses as part of our ongoing efforts to drive long-term growth and increase profitability. The restructuring and other non-recurring expenses focused on four areas: product fixtures for the jane brand; in-store "tommy's shops"; information systems and other assets; and global brand reorganization. We have committed to a defined plan of action, which resulted in an aggregate pre-tax charge of $63.0 million, of which $35.9 million is cash related. On an after-tax basis, the aggregate charge was $40.3 million, equal to $.17 per diluted share.

Specifically, the charge included the following:

1. jane. To bring product innovation rapidly to the market and drive growth, jane is switching from its traditional wall displays to a carded program. We believe this change will lead to increases in sales and improvements in profitability. The charge included a $16.1 million write-down of existing jane product fixtures and the return of uncarded product from virtually all of the 13,000 distribution outlets in the United States.

2. "tommy's shops". We are also restructuring the in-store "tommy's shops" to focus on our most productive locations and have decided to close certain shops that have underperformed relative to expectations. As a result, we have recorded a $6.3 million provision for the closing of 86 under-performing in-store "tommy's shops", located in the United States, and for related product returns.

3. Information systems and other assets. In response to changing technology and our new strategic direction, the charge included a $16.2 million provision for costs associated with the reevaluation of supply chain systems that we will no longer utilize and with the elimination of unproductive assets related to the change to standard financial systems. We expect that these changes will enhance efficiency and consistency throughout our global operations.

4. Global brand reorganization. We recorded $20.8 million related to benefits and severance packages for 75 management employees who were affected by the reconfiguration to a global brand structure and another $3.6 million related to infrastructure costs. We expect that the global brand structure will improve decision-making processes, thereby increasing innovation and speed to market.

Following is a summary of the charges as recorded in the consolidated statement of earnings for fiscal 2001:


                                                Restructuring
                                       -----------------------------
                                                                         Other
(In millions)                            Net      Cost of  Operating  Non-Recurring
                                        Sales      Sales    Expenses    Expenses     Total
                                       -------    ------    --------    --------    -------
jane ...............................   $   5.7    $  1.5     $   4.8     $   4.1    $  16.1
tommy's shops ......................       2.3      (0.4)        4.4          -         6.3
Information systems and other assets        -         -          4.6        11.6       16.2
Global brand reorganization ........        -         -         23.8         0.6       24.4
                                       -------    ------     -------     -------    -------
Total charge .......................   $   8.0    $  1.1     $  37.6     $  16.3       63.0
                                       =======    ======     =======     =======
Tax effect .........................                                                  (22.7)
                                                                                    -------
Net charge .........................                                                $  40.3
                                                                                    =======


The restructuring charge was recorded in other accrued liabilities or as a reduction of fixed assets. During fiscal 2001, $0.7 million was paid and through August 31, 2001 an additional $3.0 million was paid. We expect to settle a majority of the remaining obligations by the end of fiscal 2002 with certain additional payments made ratably through fiscal 2004.

OPERATING RESULTS

Operating income decreased 4% or $20.2 million to $495.6 million as compared with the prior year. Operating margins were 10.8% of net sales in fiscal 2001 as compared with 11.8% in the prior year. Operating income reflected the inclusion of restructuring and other non-recurring expenses of $46.7 million and $16.3 million, respectively. Before consideration of these one-time charges, operating income increased 8% to $558.6 million and operating margins were 12.1%. The increase in operating income was primarily due to higher net sales and an improved gross margin percentage, partially offset by increased operating expenses reflecting increased sales support spending and new distribution channel costs.

Net earnings and net earnings per diluted share decreased approximately 3%. Net earnings declined $8.9 million to $305.2 million and net earnings per diluted share was lower by $.04 per diluted share from $1.20 to $1.16. Net earnings before restructuring and other non-recurring expenses and before the cumulative effect of adopting a new accounting principle was $347.7 million, representing an increase of 11% over the prior year; diluted earnings per common share increased 12% to $1.34 from $1.20 in the prior year.

The following discussions of Operating Income by "Product Categories" and "Geographic Regions" exclude the impact of restructuring and other non-recurring expenses and represents the manner in which we conduct and view our business.

Product Categories
Operating income increased 17% to $212.5 million and 11% to $266.9 million in makeup and skin care, respectively, due primarily to the strength of recently launched products. The strong growth of our M.A.C business, which includes retail store expansion, also contributed to the increase in makeup operating income. Operating income from our fragrance business declined by $17.0 million reflecting lower sales and increased support spending versus the prior year. The nominal increase in hair care operating income was a result of the inclusion of Bumble and bumble and sales from recent launches, partially offset by costs associated with refining Aveda's salon distribution, opening new Aveda Environmental Lifestyle Stores and investing in new product introductions.

Geographic Regions
Operating income in the Americas increased 4% or $12.0 million to $299.9 million as compared with the prior year, primarily due to net sales increases related to new and recently launched products, strong growth in our M.A.C business and the inclusion of Bumble and bumble, partially offset by a decline in fragrance net sales. In Europe, the Middle East & Africa, operating income increased 19% or $32.9 million to $201.8 million primarily due to improved operating results in the United Kingdom and Spain and in the travel retail business, partially offset by lower operating income in South Africa. In Asia/Pacific, operating income decreased slightly to $56.9 million due to higher results in Korea and Hong Kong offset by lower income in Japan and Australia.

INTEREST EXPENSE, NET

Net interest expense was $12.3 million as compared with $17.1 million in the prior year. As a result of an increase in average available cash during the period, we had higher interest income on invested funds and lower interest expense due to reduced short-term borrowings. Additionally, we benefited from a lower effective interest rate on our long-term borrowings resulting from our interest rate risk management strategy.

PROVISION FOR INCOME TAXES

The provision for income taxes represents Federal, foreign, state and local income taxes. The effective rate for income taxes for fiscal 2001 was 36% compared with 37% in the prior year. These rates reflect the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. The decrease in the effective income tax rate was principally attributable to ongoing tax planning initiatives.

EBITDA

Earnings before interest, taxes, depreciation and amortization ("EBITDA") is an additional measure of operating performance used by management. EBITDA, like operating income, does not include the effects of interest and taxes and additionally excludes the "non-cash" effects of depreciation and amortization on current earnings. While the components of EBITDA may vary from company to company, we exclude minority interest adjustments, all depreciation charges related to property, plant and equipment and all amortization charges, including amortization of goodwill, purchased royalty rights (fully amortized in November
2000), leasehold improvements and other intangible assets. These components of operating income do not necessarily result in a capital requirement in the current period, and, in the opinion of management, many of the underlying assets, both tangible and intangible, create value by supporting the global recognition of brand names and product innovation and by consistently producing quality products for our customers and consumers. While we consider EBITDA useful in analyzing our results, it is not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with generally accepted accounting principles.

EBITDA decreased slightly to $658.5 million or 14.3% of net sales in fiscal 2001 as compared with $662.6 million or 15.2% of net sales in fiscal 2000. Excluding restructuring and other non-recurring expenses, EBITDA increased 8.9% to $721.5 million or 15.6% of net sales in fiscal 2001 as compared with fiscal 2000. The improvement in EBITDA was primarily attributable to improvements in gross profit related to sales growth and production efficiencies.

Fiscal 2000 as Compared with Fiscal 1999

NET SALES

Net sales increased 10% or $405.3 million to $4.37 billion, reflecting improvements in each product category and each geographic region. We achieved double-digit growth in net sales of our makeup products, both domestically and abroad, on the strength of new and existing products, expanded distribution of M.A.C products and the addition of Stila. Improvements in sales of skin care products primarily related to new products targeting diverse groups of consumers. Growth of hair care sales was fueled by new product introductions and changes in our lines of distribution. Excluding the impact of foreign currency translation, total net sales grew 11%, with double-digit contributions from each region.

Product Categories

Skin Care
Skin care product sales increased 11% or $153.6 million to $1.55 billion, partially reflecting our ability to capitalize on the success of Resilience Lift by rolling it out internationally and our introduction of a complementary product, Resilience Lift Eye Creme. Initial shipments of Idealist Skin Refinisher as well as sales of other new products, such as Body Clinique, Clinique Acne Solutions and Spotlight Skin Tone Perfector, contributed to improvements in the category, as did a line of Origins brand ginger-based products, including Ginger Souffle and Ginger Body Wash. Sales of certain existing products, such as those in the Clinique 3-Step Skin Care System, were consistently strong, while others such as Diminish and Turnaround Cream were lower.

Makeup
Our net sales of makeup products increased 12% or $166.7 million to $1.58 billion supported by new and existing products, the addition of Stila and increased sales of M.A.C products. Sales growth of our M.A.C lines was achieved through growth in existing business and expansion of both traditional and retail distribution. New products launched in fiscal 2000, such as *magic by Prescriptives, City Stick and Longstemmed Lashes, contributed to improvements in the category, as did existing products such as Long Last Lipstick and Liquid Lipstick. Our makeup business also benefited from the domestic launch of Go Pout Lipstick and the rollout of Superfit Makeup and Pure Color Lipstick internationally. Improvements were partially offset by lower sales of Indelible Lipstick and Smudgesicles.

Fragrance
Net sales of fragrance products increased 4% or $43.7 million to $1.09 billion. For the year, sales of Tommy Hilfiger licensed products improved. Sales of Freedom for him and Freedom for her, which were launched in fiscal 2000, outpaced decreased sales of existing Tommy Hilfiger fragrances. DKNY for women was launched domestically and Donna Karan Cashmere Mist was rolled out internationally. Both of these products added to growth in the category. In its second full fiscal year, sales of Clinique Happy continued to improve and during fiscal 2000 we completed the master brand with the launch of Clinique Happy for Men. Dazzling Gold and Dazzling Silver, which were rolled out in the prior year, caused difficult comparisons for the fragrance category in fiscal 2000.

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

Geographic Regions

Sales in the Americas increased 11% or $260.9 million to $2.66 billion. This increase was driven by sales of new and existing products across all categories and growth in our newer brands. In Europe, the Middle East & Africa, net sales increased 4% or $48.6 million to $1.13 billion. The increase was primarily the result of higher net sales in Spain, Italy and France and in the travel retail business, partially offset by lower sales in Germany. Also contributing to regional sales growth were sales by Jo Malone, which was acquired in October 1999. Excluding the impact of foreign currency translation, sales in Europe, the Middle East & Africa increased 12%. Net sales in Asia/Pacific increased 20% or $95.8 million to $577.0 million, reflecting increases in all regions, particularly Japan, Korea, Taiwan and Australia. Excluding the impact of foreign currency translation, Asia/Pacific sales grew 10% over the prior-year period.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales increased $72.2 million or 8% to $972.1 million from $899.9 million last year. Cost of sales as a percentage of total net sales decreased to 22.3% from 22.7%, reflecting changes in product distribution, as well as the impact of our production and sourcing initiatives. Changes in product distribution include the rollout of our own retail stores and the acquisition of certain distributor operations, both of which contributed to higher gross margins. In addition, our cost of sales reduction program had a favorable impact on gross margins of products offered by our newer acquisitions.

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

OPERATING INCOME

Operating income increased 13% or $58.9 million to $515.8 million as compared with 12% growth to $456.9 million in the prior year. Operating margins were 11.8% of net sales in fiscal 2000 as compared with 11.5% in fiscal 1999. The increase in operating income and margins was due to higher net sales coupled with production efficiencies and changes in distribution, partially offset by planned increases in selling, general and administrative spending related to businesses acquired and new/modified channels of distribution.

Product Categories
Operating income increased in the skin care, makeup and hair care categories by 17%, 15% and 9%, respectively, primarily due to sales growth. Fragrance operating income increased 1% as strong sales increases in the early portion of fiscal 2000 gave way to softer sales in the latter half, while planned advertising and promotional spending was relatively constant throughout the year. The advertising and promotion for fragrance indirectly supported other categories by generating increased traffic at points of sale.

Geographic Regions
Operating income in the Americas increased 9% or $22.9 million to $287.9 million primarily due to increases in skin care product sales, as well as the inclusion of operating results from recent acquisitions. In Europe, the Middle East & Africa, operating income increased 16% or $23.4 million to $168.9 million reflecting improved operating results in Spain and Italy and in the travel retail business. In Asia/Pacific, operating income increased 27% or $12.6 million to $59.0 million due to improved results in Taiwan, Japan, Korea and Australia.

INTEREST EXPENSE, NET

Net interest expense was $17.1 million and $16.7 million for the years ended June 30, 2000 and 1999, respectively. This net increase reflected lower interest income from investments, related to lower average cash balances, partially offset by lower interest expense resulting from our management of interest rates and short-term borrowings.

PROVISION FOR INCOME TAXES

The provision for income taxes represents Federal, foreign, state and local income taxes. The effective rate for income taxes for fiscal 2000 was 37% compared with 38% in the prior year. These rates were higher than the statutory Federal tax rate due to the effect of state and local taxes, higher tax rates in certain foreign jurisdictions and certain nondeductible expenses. The decrease in the effective income tax rate was principally attributable to tax planning initiatives and reduction of certain local statutory tax rates.

EBITDA

EBITDA increased 15% to $662.6 million or 15.2% of net sales in fiscal 2000 as compared with $574.2 million or 14.5% of net sales in fiscal 1999. The improvement in EBITDA was primarily attributable to improvements in gross profit related to sales growth and production efficiencies.

FINANCIAL CONDITION
-------------------

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds historically have been cash flows from operations and borrowings under commercial paper and committed and uncommitted credit lines provided by banks in the United States and abroad. At June 30, 2001, we had cash and cash equivalents of $346.7 million compared with $320.3 million at June 30, 2000.

We have a $750.0 million commercial paper program, under which we have issued, and intend to issue, commercial paper in the United States. Our commercial paper is currently rated A-1 by Standard & Poor's and P-1 by Moody's. Our long-term credit ratings are A+ by Standard & Poor's and A1 by Moody's. At June 30, 2001, our outstanding long-term borrowings consisted of $181.0 million of commercial paper; a $200.0 million term loan, which is due in February 2005; a 700.0 million yen loan payable (approximately $5.7 million at current exchange rates), which is due in April 2003; and a 3.0 billion yen term loan (approximately $24.2 million at current exchange rates), which is due in March 2006. Commercial paper is classified as long-term debt on our balance sheet based upon our intent and ability to refinance maturing commercial paper on a long-term basis. It is our policy to maintain backup facilities to support our commercial paper program and its classification as long-term debt. As of June 30, 2001, we had an unused $400.0 million revolving credit facility, expiring on June 28, 2006. We also have an effective shelf registration statement covering the potential issuance of up to $400.0 million in debt securities.

Our business is seasonal in nature and, accordingly, our working capital needs vary. To meet these needs, we could issue up to an additional $569.0 million of commercial paper under our program, issue long-term debt securities or borrow under the revolving credit facility. As of June 30, 2001, we also had $30.4 million in uncommitted facilities, $0.2 million of which was used.

Total debt as a percent of total capitalization was 20% at June 30, 2001 as compared with 22% at June 30, 2000, primarily as a result of higher total capital.

Net cash provided by operating activities was $305.4 million in fiscal 2001 as compared with $442.5 million in fiscal 2000 and $352.3 million in fiscal 1999. The decrease in fiscal 2001 cash provided by operating activities reflected an increase in inventory primarily due to: accelerated growth both in new distribution channels and in the rollout of new brands; a shift in the timing of Christmas production at the end of fiscal 2001 as compared with the prior year; reconfiguration of some of our distribution to improve service levels; and softer retail sales than projected in the Americas. Accounts receivable increased due to sales growth, particularly outside the United States, and the timing of shipments as compared with fiscal 2000. The decrease in other accrued liabilities reflected the type and timing of various expenditures and the tightening of spending, particularly in the Americas, due to the difficult retail environment, partially offset by a $35.2 million accrual for restructuring and other non-recurring expenses. The fiscal 2000 and 1999 increases in cash provided by operating activities were primarily related to increased earnings, particularly before depreciation and amortization, as well as to higher accrual balances related to acquired businesses.

Net cash used for investing activities was $206.3 million in fiscal 2001, compared with $374.3 million in fiscal 2000 and $200.3 million in fiscal 1999. During fiscal 2001, investment spending related primarily to capital expenditures and the acquisition of a number of third-party distributors. Investment spending in fiscal 2000 reflected capital expenditures and the acquisitions of Stila, Jo Malone, Gloss.com and Bumble and bumble, as well as certain Aveda distributors in the United States and United Kingdom, and certain Aveda retail stores.

Cash used for financing activities was $63.5 million, $87.9 million and $73.2 million in fiscal 2001, 2000 and 1999, respectively. The cash used in fiscal 2001 was primarily related to dividend payments. The increase in cash used in fiscal 2000 related to common stock repurchases.

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

Capital expenditures amounted to $192.2 million, $180.9 million and $117.9 million in fiscal 2001, 2000 and 1999, respectively. Spending in all three years primarily reflected the continued upgrade of manufacturing equipment, dies and molds, new store openings, store improvements, counter construction and information technology enhancements, as well as incremental capital spending by acquired companies.

Dividends declared were $71.1 million, $70.9 million and $65.4 million in fiscal 2001, 2000 and 1999, respectively. In the first three quarters of fiscal 1999, the Board of Directors declared, and we paid, quarterly dividends on our Class A and Class B Common Stock at the rate of $.0425 per share. The Board of Directors increased the common stock dividend to $.05 per share in the fourth quarter of fiscal 1999 and declared a $.05 per share dividend in each quarter of fiscal 2000 and 2001. In fiscal 2001, 2000 and 1999, dividends declared on our common stock totaled $47.7 million, $47.5 million and $42.0 million, respectively.

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

For each derivative contract we enter into, we formally document the relationship between the hedging instrument and hedged item, as well as its risk-management objective and strategy for undertaking the hedge. This process includes linking all derivatives that are designated as fair-value, cash-flow, or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. We also formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that a derivative is not highly effective, then we will be required to discontinue hedge accounting with respect to that derivative prospectively.

Foreign Exchange Risk Management
We enter into forward exchange contracts to hedge purchases, receivables and payables denominated in foreign currencies for periods consistent with our identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on our costs and on the cash flows that we receive from foreign subsidiaries. Almost all foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions rated as strong investment grade by a major rating agency. We also enter into foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. The forward exchange contracts and foreign currency options have been designated as cash-flow hedges. As of June 30, 2001, these cash-flow hedges were highly effective, in all material respects.

As a matter of policy, we only enter into contracts with counterparties that have at least an "A" (or equivalent) credit rating. The counterparties to these contracts are major financial institutions. We do not have significant exposure to any one counterparty. Our exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss under these hedging contracts is remote and in any event would not be material to the consolidated financial results. The contracts have varying maturities through the end of August 2002. Costs associated with entering into such contracts have not been material to our consolidated financial results. We do not utilize derivative financial instruments for trading or speculative purposes. At June 30, 2001, we had foreign currency contracts in the form of forward exchange contracts in the amount of $148.2 million. The foreign currencies included in these contracts (notional value stated in U.S. dollars) are principally the Japanese yen ($53.9 million), Swiss franc ($28.8 million), Korean won ($18.5 million), Taiwan dollar ($13.7 million), British pound ($13.2 million), Euro ($8.5 million) and Mexican peso ($6.8 million).

Interest Rate Risk Management
We have entered into an interest rate swap agreement to exchange floating rate for fixed rate interest payments periodically over the life of the agreement. In addition, we have purchased interest rate options that offer similar interest rate protection. The interest rate swap and options have been designated as cash-flow hedges and were highly effective as of June 30, 2001.

At June 30, 2001, we had an interest rate swap and option agreements outstanding with notional principal amounts of $67.0 million and $133.0 million, respectively. For the twelve month period ended June 30, 2001, our interest rate swap carried a weighted average pay rate of 6.14% and a receive rate of 6.32%. The interest rate option agreements carried a weighted average pay rate of 6.14% and a receive rate of 6.62%.

Market Risk
We use a value-at-risk model to assess the market risk of our derivative financial instruments. Value-at-risk represents the potential losses for an instrument or portfolio from adverse changes in market factors for a specified time period and confidence level. We estimate value-at-risk across all of our derivative financial instruments using a model with historical volatilities and correlations calculated over the past 250 day period. The measured value-at-risk, calculated as an average, for the twelve months ended June 30, 2001 related to our foreign exchange contracts and interest rate contracts, using a variance/co-variance model with a 95 percent confidence level and assuming normal market conditions, was $2.9 million and $3.0 million, respectively.

Our calculated value-at-risk exposure represents an estimate of reasonably possible net losses that would be recognized on our portfolio of derivative financial instruments assuming hypothetical movements in future market rates and is not necessarily indicative of actual results, which may or may not occur. It does not represent the maximum possible loss nor any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon actual fluctuations in market rates, operating exposures, and the timing thereof, and changes in the portfolio of derivative financial instruments during the year.

We believe, however, that any loss incurred would be offset by the effects of market rate movements on the respective underlying transactions for which the hedge is intended.

Accounting Standards

Effective July 1, 2000, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". These Statements established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended, requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position measured at fair value.

In accordance with the provisions of SFAS No. 133, as amended, we recorded a non-cash charge to earnings of $2.2 million, after tax, to reflect the change in time-value from the dates of the derivative instruments' inception through the date of transition (July 1, 2000). This charge is reflected as the cumulative effect of a change in accounting principle in the accompanying consolidated statements of earnings.

The Emerging Issues Task Force ("EITF") has reached consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs". This consensus addresses how shipping and handling costs that are billed to a customer in a sales transaction should be recognized. This guidance became effective for our fiscal 2001 fourth quarter. Generally, we do not charge for shipping to our customers that are retailers and, accordingly, the adoption of this rule did not have a material impact on our consolidated financial results.

The EITF has reached consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives". This consensus addresses when sales incentives and discounts should be recognized, as well as where the related revenues and expenses should be classified in a registrant's financial statements. Currently, the cost of merchandise used in our gift-with-purchase and purchase-with-purchase activities, as well as any related revenues, are reported net, as operating expenses, in the accompanying consolidated statements of earnings. Upon adoption, we will classify revenues generated by these promotional activities as sales resulting in an increase of approximately 1.0% to 2.0% in net sales. The cost of promotional merchandise will be reclassified as a cost of sales. Although operating income will remain unchanged, gross margins will decrease by approximately 5.0% to 6.0% of sales, offset by a corresponding decrease in operating expenses. Due to variations in our launch calendar and the timing of promotions, we anticipate greater fluctuations in our gross margins and operating expenses on a quarter-by-quarter basis. Issue No. 00-14 will become effective in our fiscal 2002 third quarter and will be applied retroactively for purposes of comparability.

The EITF has reached a consensus on Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products". The consensus provides guidance on the income statement classification of consideration from a vendor to a retailer in connection with the retailer's purchase of the vendor's products or to promote sales of the vendor's products. Issue No. 00-25 becomes effective for quarters beginning after

December 15, 2001. We currently account for transactions (e.g., certain of our promotional allowances to retailers) in accordance with Issue No. 00-25 and, thus, this consensus will not have an impact on our consolidated financial results.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". These Statements establish financial accounting and reporting standards for acquired goodwill and other intangible assets. Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, early application is permitted for entities with fiscal years beginning after March 15, 2001. We have adopted this standard effective July 1, 2001 and, accordingly, those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives will no longer be amortized. This could result in the exclusion of approximately $21 million in amortization expense for the fiscal year ending June 30, 2002. In accordance with SFAS No. 142, intangible assets, including purchased goodwill, will be evaluated periodically for impairment. Our initial evaluations are expected to be completed by September 30, 2001.

INTERNET

Our strategic goals for the Internet are to enhance our brand equities, to reach new consumers, to forge deeper relationships with existing consumers and to strengthen our business with our traditional retailers. The strategy includes individual sites for our brands, a planned launch of a multi-brand website offering products from our portfolio and specially designed sites which will be available through the e-commerce sites of retailers who meet specific requirements. We currently have ten individual brand websites that educate and inform consumers about specific brands, with more in development. Five of the existing sites - esteelauder.com, clinique.com, origins.com, bobbibrown.com and maccosmetics.com - have e-commerce capabilities. Our Internet sales are currently limited to consumers in the United States and Canada. We are currently re-developing the Gloss.com multi-brand site we acquired in May 2000 and expect to re-launch it in the first half of fiscal 2002. Initially, the site will feature Estee Lauder, Clinique, Prescriptives, Origins, Bobbi Brown, M.A.C and Stila products. The site also will feature products from Chanel, Inc. and Clarins (U.S.A.) Inc. which became co-venturers in Gloss.com in August 2000. The impact of our overall Internet strategy on earnings is expected to be initially dilutive, particularly as we re-develop the multi-brand site.

EURO CONVERSION

Under the direction of the European Economic and Monetary Union (EMU), a single currency (the "Euro") will replace the national currencies of most of the European countries in which we conduct business. The conversion rates between the Euro and the participating nations' currencies were fixed irrevocably as of January 1, 1999, with the participating national currencies to be removed from circulation between January 1 and June 30, 2002 and replaced by Euro notes and coinage. During the "transition period" from January 1, 1999 through December 31, 2001, public and private entities, as well as individuals, may pay for goods and services using either checks, drafts, or wire transfers denominated in Euros or a participating country's national currency.

Under the regulations governing the transition to a single currency, there is a "no compulsion, no prohibition" rule which states that no one is obliged to use the Euro until the notes and coinage have been introduced on January 1, 2002. In keeping with this rule, we were Euro "compliant" (able to receive Euro-denominated payments and able to invoice in Euros as requested) as of January 1, 1999 in the affected countries. Full conversion of all affected country operations to the Euro is expected to be completed by the time national currencies are removed from circulation. Phased conversion to the Euro is currently underway and the effects on revenues, costs and various business strategies continue to be assessed. The cost of software and business process conversion is not expected to be material.

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

         (vi) changes in the laws, regulations and policies, including changes in accounting standards and trade rules, and legal or regulatory proceedings, that affect, or will affect, us in the United States and abroad;

         (vii) foreign currency fluctuations affecting our results of operations and the value of our foreign assets, the relative prices at which we sell our products and our foreign competitors sell their products in the same markets and our operating and manufacturing costs outside of the United States;

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

         (xii) our ability to develop e-commerce capabilities, and other new information and distribution technologies, on a timely basis and within our cost estimates;

         (xiii) our ability to integrate acquired businesses and realize value therefrom; and

         (xiv) consequences attributable to the events that took place in New York City and Washington, D.C. on September 11, 2001.

We assume no responsibility to update forward-looking statements made herein or otherwise.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is set forth in Item 7 of this Annual Report on Form 10-K under the captions "Liquidity and Capital Resources - Market Risk" and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

The information required by this item appears beginning on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

                                    PART III

The information required by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) of Form 10-K, and not already provided herein under "Item
1. Business - Executive Officers", will be included in our Proxy Statement for the 2001 Annual Meeting of Stockholders, which will be filed within 120 days after the close of the fiscal year ended June 30, 2001, and such information is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
(a)  1, 2.  Financial Statements and Schedules - See index on Page F-1.
     3. Exhibits -

     Exhibit                      Description
     Number                       -----------
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

       10.1d Amendment No. 4 to Stockholders' Agreement (filed as Exhibit 10.1d to our Annual Report on Form 10-K for the year ended June 30, 2000 ("FY 2000 10-K)).*

       10.2 Form of Registration Rights Agreement (filed as Exhibit 10.2 to the S-1).*

       10.2a      First Amendment to Registration Rights Agreement (filed as
                  Exhibit 10.3 to our Annual Report on Form 10-K for the fiscal year ended June 30, 1996).*

       10.2b      Second Amendment to Registration Rights Agreement (filed as
                  Exhibit 10.1 to the FY 1997 Q3 10-Q).*

       10.2c      Third Amendment to Registration Rights Agreement.

       10.3 Fiscal 1996 Share Incentive Plan (filed as Exhibit 10.3 to the S-1).* +

       10.4 Fiscal 1999 Share Incentive Plan (filed as Exhibit 4(c) to our Registration Statement on Form S-8 (No. 333-66851) on November 5, 1998).* +

       10.5       The Estee Lauder Inc. Retirement Growth Account Plan (filed as
                  Exhibit 10.5 to our Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (the "FY 1999 10-K")).* +

       10.6 The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.6 to the FY 1999 10-K).* +

       10.7 Executive Annual Incentive Plan (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1998).* +

       10.8       Employment Agreement with Leonard A. Lauder. +

       10.9       Employment Agreement with Ronald S. Lauder (filed as Exhibit
                  10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).* +

       10.10      Employment Agreement with Fred H. Langhammer (filed as Exhibit
                  10.10 to the FY 2000 10-K)."+

       10.10a     Amendment to Employment Agreement with Fred H. Langhammer. +

       10.11      Employment Agreement with Daniel J. Brestle. +

       10.12      Employment Agreement with William P. Lauder (filed as Exhibit
                  10.1 to Amendment No. 2 to our Registration Statement on Form S-3 (No. 333-77977) on May 19, 1999).* +

       10.13      Employment Agreement with Patrick Bousquet-Chavanne (filed as
                  Exhibit 10.13 to the FY 1999 10-K).* +

       10.14 Form of Deferred Compensation Agreement (interest-based) with Outside Directors. +

       10.15 Form of Deferred Compensation Agreement (stock-based) with Outside Directors. +

       10.16 Non-Employee Director Share Incentive Plan (filed as Exhibit 4(d) to our Registration Statement on Form S-8 (No. 333-49606) filed on November 9, 2000).* +

       21.1       List of significant subsidiaries.

       23.1       Consent of Arthur Andersen LLP.

       24.1       Power of Attorney.

(b) Reports on Form 8-K.

On April 24, 2001, we filed a Current Report on Form 8-K. Pursuant to Item 5 of Form 8-K, we reported the results of the quarter ended March 31, 2001 and we updated our then existing estimates of anticipated sales growth and earnings per share for fiscal 2001.

On June 28, 2001, we filed a Current Report on Form 8-K. Pursuant to Item 5 of Form 8-K, we reported our then anticipated full year earnings per share range for fiscal 2001, restructuring and other non-recurring expenses related to certain operations and our then existing estimate of anticipated net sales and earnings per share for fiscal 2002.

-----------
* Incorporated herein by reference.
+ Exhibit is a management contract or compensatory plan or arrangement.

                                      -27

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            THE ESTEE LAUDER COMPANIES INC.


                                            By   /s/ RICHARD W. KUNES
                                                 -------------------------------
                                                     Richard W. Kunes
                                                   Senior Vice President
                                                 and Chief Financial Officer

Date:  September 17, 2001

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


          Signature                                        Title(s)                                  Date
          ---------                                        --------                                  ----

    FRED H. LANGHAMMER*                             Chief Executive Officer                  September 17, 2001
------------------------------------                    and a Director
       Fred H. Langhammer                        (Principal Executive Officer)


    LEONARD A. LAUDER*                              Chairman of the Board of                 September 17, 2001
------------------------------------                      Directors
       Leonard A. Lauder

    CHARLENE  BARSHEFSKY *                                Director                           September 17, 2001
------------------------------------
       Charlene Barshefsky

    LYNN FORESTER*                                        Director                           September 17, 2001
------------------------------------
       Lynn Forester

    IRVINE O. HOCKADAY, JR.*                              Director                           September 17, 2001
------------------------------------
       Irvine O. Hockaday, Jr.

    RONALD S. LAUDER*                                     Director                           September 17, 2001
------------------------------------
       Ronald S. Lauder

    WILLIAM P. LAUDER*                                    Director                           September 17, 2001
------------------------------------
       William P. Lauder

    RICHARD D. PARSONS*                                   Director                           September 17, 2001
------------------------------------
       Richard D. Parsons

    MARSHALL ROSE*                                        Director                           September 17, 2001
------------------------------------
       Marshall Rose

    FAYE WATTLETON*                                       Director                           September 17, 2001
------------------------------------
       Faye Wattleton

    /s/ RICHARD W. KUNES                            Senior Vice President and                September 17, 2001
------------------------------------                 Chief Financial Officer
       Richard W. Kunes                             (Principal Financial and
                                                       Accounting Officer)

-----------------
* By signing his name hereto, Richard W. Kunes signs this document in the capacities indicated above and on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed herewith.

                                                 By   /s/ RICHARD W. KUNES
                                                      --------------------------
                                                           Richard W. Kunes
                                                           (Attorney-in-Fact)

                         THE ESTEE LAUDER COMPANIES INC.

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE



                                                                            Page
                                                                            ----

Financial Statements:

Report of Independent Public Accountants.................................    F-2

Consolidated Statements of Earnings......................................    F-3

Consolidated Balance Sheets..............................................    F-4

Consolidated Statements of Stockholders' Equity and Comprehensive
Income...................................................................    F-5

Consolidated Statements of Cash Flows....................................    F-6

Notes to Consolidated Financial Statements...............................    F-7

Financial Statement Schedule:

Report of Independent Public Accountants on Schedule.....................    S-1

Schedule II - Valuation and Qualifying Accounts..........................    S-2


All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The Estee Lauder Companies Inc.:

We have audited the accompanying consolidated balance sheets of The Estee Lauder Companies Inc. (a Delaware corporation) and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of earnings, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Estee Lauder Companies Inc. and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States.



                                       ARTHUR ANDERSEN LLP

New York, New York
August 10, 2001

                         THE ESTEE LAUDER COMPANIES INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS


                                                                      Year Ended June 30
                                                            -------------------------------------
                                                                2001         2000         1999
                                                            -----------  -----------  -----------
                                                            (In millions, except per share data)

Net Sales ...............................................   $   4,608.1  $   4,366.8  $   3,961.5
Cost of sales ...........................................         972.3        972.1        899.9
                                                            -----------  -----------  -----------

Gross Profit ............................................       3,635.8      3,394.7      3,061.6
                                                            -----------  -----------  -----------

Operating expenses:
   Selling, general and administrative ..................       3,063.7      2,845.7      2,572.1
   Restructuring ........................................          37.6         -             -
   Other non-recurring ..................................          16.3         -             -
   Related party royalties ..............................          22.6         33.2         32.6
                                                            -----------  -----------  -----------
                                                                3,140.2      2,878.9      2,604.7
                                                            -----------  -----------  -----------

Operating Income ........................................         495.6        515.8        456.9

Interest expense, net ...................................          12.3         17.1         16.7
                                                            -----------  -----------  -----------
Earnings before Income Taxes, Minority Interest
 and Accounting Change ..................................         483.3        498.7        440.2

Provision for income taxes ..............................         174.0        184.6        167.3
Minority interest, net of tax ...........................          (1.9)         -            -
                                                            -----------  -----------  -----------
Net Earnings before Accounting Change ...................         307.4        314.1        272.9

Cumulative effect of a change in accounting principle,
 net of tax .............................................          (2.2)         -            -
                                                            -----------  -----------  -----------
Net Earnings ............................................         305.2        314.1        272.9

Preferred stock dividends ...............................          23.4         23.4         23.4
                                                            -----------  -----------  -----------
Net Earnings Attributable to Common Stock ...............   $     281.8  $     290.7  $     249.5
                                                            ===========  ===========  ===========

Basic net earnings per common share:
   Net earnings attributable to common stock before
    accounting change ...................................   $      1.19  $      1.22  $      1.05
   Cumulative effect of a change in accounting principle,
    net of tax ..........................................          (.01)         -            -
                                                            -----------  -----------  -----------
   Net earnings attributable to common stock ............   $      1.18  $      1.22  $      1.05
                                                            ===========  ===========  ===========

Diluted net earnings per common share:
   Net earnings attributable to common stock before
    accounting change ...................................   $      1.17  $      1.20  $      1.03
   Cumulative effect of a change in accounting principle,
    net of tax ..........................................          (.01)         -            -
                                                            -----------  -----------  -----------
   Net earnings attributable to common stock ............   $      1.16  $      1.20  $      1.03
                                                            ===========  ===========  ===========

Weighted average common shares outstanding:
   Basic ................................................         238.4        237.7        237.0
   Diluted ..............................................         242.2        242.5        241.2


                See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                          June 30
                                                                                  -----------------------
                                                                                     2001         2000
                                                                                  ----------   ----------
                                                                                       (In millions)

                                     ASSETS
Current Assets
Cash and cash equivalents ......................................................  $    346.7   $    320.3
Accounts receivable, net .......................................................       580.6        550.2
Inventory and promotional merchandise, net .....................................       630.3        546.3
Prepaid expenses and other current assets ......................................       181.3        201.7
                                                                                  ----------   ----------
     Total current assets ......................................................     1,738.9      1,618.5
                                                                                  ----------   ----------

Property, Plant and Equipment, net .............................................       528.7        480.3
                                                                                  ----------   ----------

Other Assets
Investments, at cost or market value ...........................................        41.0         61.4
Deferred income taxes ..........................................................        70.1         48.9
Goodwill, net ..................................................................       699.7        708.1
Other intangible assets, net ...................................................        21.0         31.1
Other assets, net ..............................................................       119.4         95.0
                                                                                  ----------   ----------
     Total other assets ........................................................       951.2        944.5
                                                                                  ----------   ----------
         Total assets ..........................................................  $  3,218.8   $  3,043.3
                                                                                  ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term debt ................................................................  $      5.8   $      7.0
Accounts payable ...............................................................       239.8        236.5
Accrued income taxes ...........................................................        79.0         84.2
Other accrued liabilities ......................................................       532.1        574.1
                                                                                  ----------   ----------
     Total current liabilities .................................................       856.7        901.8
                                                                                  ----------   ----------

Noncurrent Liabilities
Long-term debt .................................................................       410.9        418.4
Other noncurrent liabilities ...................................................       239.1        202.8
                                                                                  ----------   ----------
     Total noncurrent liabilities ..............................................       650.0        621.2
                                                                                  ----------   ----------

Commitments and Contingencies (Note 15)

$6.50 Cumulative Redeemable Preferred Stock, at redemption value ...............       360.0        360.0
                                                                                  ----------   ----------

Stockholders' Equity
Common stock, $.01 par value; 650,000,000 shares Class A authorized; shares issued: 126,053,825 in 2001 and 125,058,658 in 2000; 240,000,000 shares
     Class B authorized; shares issued and outstanding: 113,490,293 in 2001
     and 113,679,334 in 2000 ...................................................         2.4          2.4
Paid-in capital ................................................................       258.3        237.1
Retained earnings ..............................................................     1,242.7      1,008.6
Accumulated other comprehensive income (loss) ..................................      (120.5)       (57.1)
                                                                                  ----------   ----------
                                                                                     1,382.9      1,191.0
Less: Treasury stock, at cost; 877,860 Class A shares at June 30, 2001 and
     876,980 Class A shares at June 30, 2000 ...................................       (30.8)       (30.7)
                                                                                  ----------   ----------
     Total stockholders' equity ................................................     1,352.1      1,160.3
                                                                                  ----------   ----------
         Total liabilities and stockholders' equity ............................  $  3,218.8   $  3,043.3
                                                                                  ==========   ==========

                See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME


                                                                          Year Ended June 30
                                                                   --------------------------------
                                                                     2001        2000        1999
                                                                   --------    --------    --------
                                                                            (In millions)

                      STOCKHOLDERS' EQUITY
Common stock, beginning of year ................................   $    2.4    $    2.4    $    2.4
                                                                   --------    --------    --------
Common stock, end of year ......................................        2.4         2.4         2.4
                                                                   --------    --------    --------

Paid-in capital, beginning of year .............................      237.1       211.6       168.6
Stock compensation programs ....................................       21.2        25.5        43.0
                                                                   --------    --------    --------
Paid-in capital, end of year ...................................      258.3       237.1       211.6
                                                                   --------    --------    --------

Retained earnings, beginning of year ...........................    1,008.6       766.2       559.6
Preferred stock dividends ......................................      (23.4)      (23.4)      (23.4)
Common stock dividends .........................................      (47.7)      (47.5)      (42.0)
Issuance of treasury stock .....................................        -          (0.8)       (0.9)
Net earnings for the year ......................................      305.2       314.1       272.9
                                                                   --------    --------    --------
Retained earnings, end of year .................................    1,242.7     1,008.6       766.2
                                                                   --------    --------    --------

Accumulated other comprehensive income (loss), beginning of year      (57.1)      (44.3)      (34.2)
Other comprehensive income (loss) ..............................      (63.4)      (12.8)      (10.1)
                                                                   --------    --------    --------
Accumulated other comprehensive income (loss), end of year .....     (120.5)      (57.1)      (44.3)
                                                                   --------    --------    --------

Treasury stock, beginning of year ..............................      (30.7)      (11.4)         -
Acquisition of treasury stock ..................................       (0.1)      (23.6)      (12.7)
Issuance of treasury stock .....................................         -          4.3         1.3
                                                                   --------    --------    --------
Treasury stock, end of year ....................................      (30.8)      (30.7)      (11.4)
                                                                   --------    --------    --------

         Total stockholders' equity ............................   $1,352.1    $1,160.3    $  924.5
                                                                   ========    ========    ========

                      COMPREHENSIVE INCOME
Net earnings ...................................................   $  305.2    $  314.1    $  272.9
                                                                   --------    --------    --------

Other comprehensive income:
     Net unrealized investment gains (losses) ..................      (11.0)        7.8         0.3
     Net derivative instrument losses ..........................       (2.0)         -           -
     Net minimum pension liability adjustments .................      (12.4)         -           -
     Translation adjustments ...................................      (38.0)      (20.6)      (10.4)
                                                                   --------    --------    --------

     Other comprehensive income (loss) .........................      (63.4)      (12.8)      (10.1)
                                                                   --------    --------    --------

         Total comprehensive income ............................   $  241.8    $  301.3    $  262.8
                                                                   ========    ========    ========


                See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Year Ended June 30
                                                                              ----------------------------
                                                                                2001      2000      1999
                                                                              --------  --------  --------
                                                                                     (In millions)

Cash Flows from Operating Activities
     Net earnings ..........................................................  $  305.2  $  314.1  $  272.9
     Adjustments to reconcile net earnings to net cash flows provided by operating activities:
         Depreciation and amortization .....................................     156.3     129.1      99.6
         Amortization of purchased royalty rights ..........................       6.6      17.7      17.7
         Deferred income taxes .............................................       4.7      (5.5)     (4.2)
         Minority interest .................................................       1.9        -         -
         Non-cash stock compensation .......................................       0.7       1.7       8.3
         Cumulative effect of a change in accounting principle .............       2.2        -         -
         Non-cash portion of restructuring and other non-recurring expenses.      27.1        -         -

     Changes in operating assets and liabilities:
         Increase in accounts receivable, net ..............................     (57.3)    (24.4)    (38.0)
         Increase in inventory and promotional merchandise, net ............    (102.1)    (31.3)       -
         Increase in other assets ..........................................     (53.6)    (39.8)    (39.9)
         Increase in accounts payable ......................................      14.2      12.2      14.0
         Increase in accrued income taxes ..................................       5.9      10.9      21.2
         Increase (decrease) in other accrued liabilities ..................     (23.4)     35.1       7.8
         Increase (decrease) in other noncurrent liabilities ...............      17.0      22.7      (7.1)
                                                                              --------  --------  --------
            Net cash flows provided by operating activities ................     305.4     442.5     352.3
                                                                              --------  --------  --------


Cash Flows from Investing Activities
     Capital expenditures ..................................................    (192.2)   (180.9)   (117.9)
     Acquisition of businesses, net of acquired cash .......................     (16.0)   (180.5)    (75.0)
     Purchases of long-term investments ....................................        -      (15.9)     (8.4)
     Proceeds from disposition of long-term investments ....................       1.9       3.0       1.0
                                                                              --------  --------  --------
            Net cash flows used for investing activities ...................    (206.3)   (374.3)   (200.3)
                                                                              --------  --------  --------

Cash Flows from Financing Activities
     Decrease in short-term debt, net ......................................      (0.1)     (0.6)     (5.8)
     Proceeds from long-term debt ..........................................      24.5        -      205.2
     Repayments of long-term debt ..........................................     (30.1)     (6.8)   (210.9)
     Net proceeds from employee stock transactions .........................      13.3      14.0      14.6
     Payments to acquire treasury stock ....................................      (0.1)    (23.6)    (12.7)
     Dividends paid ........................................................     (71.0)    (70.9)    (63.6)
                                                                              --------  --------  --------
            Net cash flows used for financing activities ...................     (63.5)    (87.9)    (73.2)
                                                                              --------  --------  --------

Effect of Exchange Rate Changes on Cash and Cash Equivalents ...............      (9.2)     (7.5)     (8.8)
                                                                              --------  --------  --------
     Net Increase (Decrease) in Cash and Cash Equivalents ..................      26.4     (27.2)     70.0
     Cash and Cash Equivalents at Beginning of Year ........................     320.3     347.5     277.5
                                                                              --------  --------  --------
     Cash and Cash Equivalents at End of Year ..............................  $  346.7  $  320.3  $  347.5
                                                                              ========  ========  ========

Supplemental disclosures of cash flow information (see also Note 17)
     Cash paid during the year for:
         Interest ..........................................................  $   26.7  $   29.2  $   31.2
                                                                              ========  ========  ========
         Income Taxes ......................................................  $  176.6  $  163.8  $  157.3
                                                                              ========  ========  ========

                See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- DESCRIPTION OF BUSINESS

The Estee Lauder Companies Inc. manufactures, markets and sells skin care, makeup, fragrance and hair care products around the world. Products are marketed under the following brand names: Estee Lauder, Clinique, Aramis, Prescriptives, Origins, M.A.C, Bobbi Brown, La Mer, jane, Aveda, Stila, Jo Malone and Bumble and bumble. The Estee Lauder Companies Inc. is also the global licensee of the Tommy Hilfiger, Donna Karan and Kate Spade brands for fragrances and cosmetics.

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

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:


                                                                               Year Ended June 30
                                                                        -------------------------------
                                                                           2001       2000       1999
                                                                        ---------  ---------  ---------
                                                                      (In millions, except per share data)
Numerator:
Net earnings before accounting change ...............................   $   307.4  $   314.1  $   272.9
Preferred stock dividends ...........................................       (23.4)     (23.4)     (23.4)
                                                                        ---------  ---------  ---------
Net earnings attributable to common stock before accounting change ..       284.0      290.7      249.5
Cumulative effect of a change in accounting principle, net of tax ...        (2.2)       -          -
                                                                        ---------  ---------  ---------
Net earnings attributable to common stock ...........................   $   281.8  $   290.7  $   249.5
                                                                        =========  =========  =========

Denominator:
Weighted average common shares outstanding - Basic ..................       238.4      237.7      237.0
Effect of dilutive securities: Stock options ........................         3.8        4.8        4.2
                                                                        ---------  ---------  ---------
Weighted average common shares outstanding - Diluted ................       242.2      242.5      241.2
                                                                        =========  =========  =========

Basic net earnings per common share:
Net earnings before accounting change ...............................   $    1.19  $    1.22  $    1.05
Cumulative effect of a change in accounting principle, net of tax ...        (.01)       -          -
                                                                        ---------  ---------  ---------
Net earnings ........................................................   $    1.18  $    1.22  $    1.05
                                                                        =========  =========  =========

Diluted net earnings per common share:
Net earnings before accounting change ...............................   $    1.17  $    1.20  $    1.03
Cumulative effect of a change in accounting principle, net of tax ...        (.01)       -          -
                                                                        ---------  ---------  ---------
Net earnings ........................................................   $    1.16  $    1.20  $    1.03
                                                                        =========  =========  =========

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Cash and Cash Equivalents

Cash and cash equivalents include $232.2 million and $169.8 million of short-term time deposits at June 30, 2001 and 2000, respectively. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions of $26.8 million and $31.7 million as of June 30, 2001 and 2000, respectively.

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at year-end rates of exchange, while revenue and expenses are translated at weighted average rates of exchange for the year. Unrealized translation gains or losses are reported as cumulative translation adjustments through other comprehensive income. Such adjustments amounted to $38.0 million and $20.6 million of unrealized translation losses in fiscal 2001 and 2000, respectively.

The Company enters into forward foreign exchange contracts and foreign currency options to hedge foreign currency transactions for periods consistent with its identified exposures. Accordingly, the Company categorizes these instruments as entered into for purposes other than trading. Premiums on foreign currency options are amortized based on changes in the time-value of the options for the reporting period.

The accompanying consolidated statements of earnings include net exchange gains of $9.2 million and net exchange losses of $4.3 million and $1.8 million in fiscal 2001, 2000 and 1999, respectively. See Note 9.

Inventory and Promotional Merchandise

Inventory and promotional merchandise only includes inventory considered saleable or usable in future periods, and is stated at the lower of cost or market, with cost being determined on the first-in, first-out method. Promotional merchandise is charged to expense at the time the merchandise is shipped to the Company's customers.

                                                                  June 30
                                                            --------------------
                                                              2001        2000
                                                            --------    --------
                                                               (In millions)

     Inventory and promotional merchandise consists of:
        Raw materials ...................................   $  172.9    $  140.9
        Work in process .................................       24.4        21.5
        Finished goods ..................................      308.0       271.2
        Promotional merchandise .........................      125.0       112.7
                                                            --------    --------
                                                            $  630.3    $  546.3
                                                            ========    ========

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Property, Plant and Equipment

Property, plant and equipment is carried at cost less accumulated depreciation and amortization. For financial statement purposes, depreciation is provided principally on the straight-line method over the estimated useful lives of the assets ranging from 3 to 40 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lives of the respective leases or the expected useful lives of those improvements.

                                                                 June 30
                                                          ----------------------
                                                            2001          2000
                                                          --------      --------
                                                              (In millions)

     Land .............................................   $   12.7      $   13.0
     Buildings and improvements .......................      135.7         134.9
     Machinery and equipment ..........................      563.2         490.1
     Furniture and fixtures ...........................       77.5          95.8
     Leasehold improvements ...........................      311.2         240.4
                                                          --------      --------
                                                           1,100.3         974.2
     Less accumulated depreciation and amortization ...      571.6         493.9
                                                          --------      --------
                                                          $  528.7      $  480.3
                                                          ========      ========

Depreciation and amortization of property, plant and equipment was $112.1 million, $90.3 million and $68.5 million in fiscal 2001, 2000 and 1999, respectively.

Goodwill

Goodwill is calculated as the excess of the cost of purchased businesses over the value of their underlying net assets and is amortized on a straight-line basis over the estimated period of benefit, currently between 20 and 40 years. Goodwill is reported net of accumulated amortization of $63.7 million and $42.8 million at June 30, 2001 and 2000, respectively. See the "Recently Issued Accounting Standards" section for a discussion of Statement of Financial Accounting Standards ("SFAS") Nos. 141 and 142.

Other Intangible Assets

Other intangible assets principally consist of purchased royalty rights and trademarks. The cost of other intangible assets is amortized on a straight-line basis over their estimated useful lives. Other intangible assets are reported net of accumulated amortization of $100.4 million and $90.8 million at June 30, 2001 and 2000, respectively. See the "Recently Issued Accounting Standards" section for a discussion of SFAS Nos. 141 and 142.

Long-Lived Assets

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets in question may not be recoverable. An impairment would be recorded in circumstances where undiscounted cash flows expected to be generated by an asset are less than the carrying value of that asset.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (loss) ("OCI") included in the accompanying consolidated balance sheets consist of the following:

                                                                        Year Ended June 30
                                                                  ------------------------------
                                                                    2001       2000       1999
                                                                  --------   --------   --------
                                                                          (In millions)

Net unrealized investment gains, beginning of year ............   $   13.9   $    6.1   $    5.8
Unrealized investment gains (losses) ..........................      (18.3)      13.0        0.5
Provision for deferred income taxes ...........................        7.3       (5.2)      (0.2)
                                                                  --------   --------   --------
Net unrealized investment gains, end of year ..................        2.9       13.9        6.1
                                                                  --------   --------   --------

Net derivative instruments, beginning of year .................         -         -           -
Gain on derivative instruments ................................        8.8        -           -
Provision for deferred income taxes on gain ...................       (3.1)       -           -
Reclassification to earnings of net gains during the year .....      (12.0)       -           -
Provision for deferred income taxes on reclassification .......        4.3        -           -
                                                                  --------   --------   --------
Net derivative instruments, end of year .......................       (2.0)       -           -
                                                                  --------   --------   --------

Net minimum pension liability adjustments, beginning of year ..         -         -           -
Minimum pension liability adjustments .........................      (19.4)       -           -
Provision for deferred income taxes ...........................        7.0        -           -
                                                                  --------   --------   --------
Net minimum pension liability adjustments, end of year ........      (12.4)       -           -
                                                                  --------   --------   --------

Cumulative translation adjustments, beginning of year .........      (71.0)     (50.4)     (40.0)
Translation adjustments .......................................      (38.0)     (20.6)     (10.4)
                                                                  --------   --------   --------
Cumulative translation adjustments, end of year ...............     (109.0)     (71.0)     (50.4)
                                                                  --------   --------   --------

Accumulated other comprehensive income (loss) .................   ($ 120.5)  ($  57.1)  ($  44.3)
                                                                  ========   ========   ========

Of the $2.0 million net derivative instruments loss recorded in OCI at June 30, 2001, $0.7 million, net of tax, relates to forward contracts that the Company estimates will be reclassified to earnings as losses during the next twelve months. The remaining $1.3 million, net of tax, relates to interest rate swaps and options. OCI gains or losses relating to interest rate swaps or options will be charged to earnings over the remaining life of the debt instruments (through February 2005).

Revenue Recognition

Revenues from merchandise sales are recorded at the time the product is shipped to the customer. The Company reports its sales levels on a net sales basis, which is computed by deducting from gross sales the amount of actual returns received and an amount established for anticipated returns. As a percent of gross sales, returns were 4.9% in fiscal 2001, 4.4% in fiscal 2000 and 5.0% in fiscal 1999.

Advertising and Promotion

Costs associated with advertising are expensed during the year as incurred. Global advertising expenses, which primarily include television, radio and print media, and promotional expenses, such as products used as sales incentives, were $1,255.3 million, $1,195.8 million and $1,100.8 million in fiscal 2001, 2000 and 1999, respectively.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Research and Development

Research and development costs, which amounted to $62.2 million, $53.8 million and $48.0 million in fiscal 2001, 2000 and 1999, respectively, are expensed as incurred.

Related Party Royalties and Trademarks

Under agreements covering the Company's purchase of trademarks for a percentage of related sales, royalty payments totaling $16.0 million, $15.5 million and $14.9 million in fiscal 2001, 2000 and 1999, respectively, have been charged to income. Such payments were made to Mrs. Estee Lauder. During fiscal 1996, the Company purchased a stockholder's rights to receive certain U.S. royalty payments for $88.5 million, which was fully amortized in November 2000. In fiscal 2001, 2000 and 1999, $6.6 million, $17.7 million and $17.7 million, respectively, were amortized as charges against income.

Stock Compensation

The Company observes the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", by continuing to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", while providing the required pro forma disclosures as if the fair value method had been applied. See Note 14.

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

In each of fiscal 2001, 2000 and 1999, one department store group accounted for 11% of the Company's net sales. In those same years, another department store group accounted for 10%, 10% and 11%, respectively, of the Company's net sales.

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. Actual results could differ from those estimates and assumptions.

Derivative Financial Instruments

Effective July 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". These Statements established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended, requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position measured at fair value.

In accordance with the provisions of SFAS No. 133, as amended, the Company recorded a non-cash charge to earnings of $2.2 million, after tax, to reflect the change in time-value from the dates of the derivative instruments' inception through the date of transition (July 1, 2000). This charge is reflected as the cumulative effect of a change in accounting principle in the accompanying consolidated statements of earnings.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Recently Issued Accounting Standards

The Emerging Issues Task Force ("EITF") has reached consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs". This consensus addresses how shipping and handling costs that are billed to a customer in a sales transaction should be recognized. This guidance became effective for the Company's fiscal 2001 fourth quarter. Generally, the Company does not charge for shipping to its customers that are retailers and, accordingly, the adoption of this rule did not have a material impact on the Company's consolidated financial results.

The EITF has reached consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives". This consensus addresses when sales incentives and discounts should be recognized, as well as where the related revenues and expenses should be classified in the financial statements. Currently, the cost of merchandise used in the Company's gift-with-purchase and purchase-with-purchase activities, as well as any related revenues, are reported net, as operating expenses, in the accompanying consolidated statements of earnings. Upon adoption, the Company will classify revenues generated by these promotional activities as sales resulting in an increase of approximately 1.0% to 2.0% in net sales. The cost of promotional merchandise will be reclassified as a cost of sales. Although operating income will remain unchanged, gross margins will decrease by approximately 5.0% to 6.0% of sales, offset by a corresponding decrease in operating expenses. Due to variations in the Company's launch calendar and the timing of promotions, the Company anticipates greater fluctuations in its gross margins and operating expenses on a quarter-by-quarter basis. Issue No. 00-14 will become effective in the Company's fiscal 2002 third quarter and will be applied retroactively for purposes of comparability.

The EITF has reached a consensus on Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products". The consensus provides guidance on the income statement classification of consideration from a vendor to a retailer in connection with the retailer's purchase of the vendor's products or to promote sales of the vendor's products. Issue No. 00-25 becomes effective for quarters beginning after December 15, 2001. The Company currently accounts for transactions (e.g., certain promotional allowances to retailers) in accordance with Issue No. 00-25 and, thus, this consensus will not have an impact on the Company's consolidated financial results.

In June 2001, SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued. These Statements establish financial accounting and reporting standards for acquired goodwill and other intangible assets. Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, early application is permitted for entities with fiscal years beginning after March 15, 2001. The Company has adopted this standard effective July 1, 2001 and, accordingly, those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives will no longer be amortized. This could result in the exclusion of approximately $21 million in amortization expense for the fiscal year ending June 30, 2002. In accordance with SFAS No. 142, intangible assets, including purchased goodwill, will be evaluated periodically for impairment. The Company's initial evaluations are expected to be completed by September 30, 2001.

NOTE 3 -- PUBLIC OFFERINGS

During May and June 2000, members of the Lauder family sold 8,482,000 shares of Class A Common Stock in a registered public offering. The Company did not receive any proceeds from the sale of these shares.

During May and June 1999, members of the Lauder family sold 7,386,000 shares of Class A Common Stock in a registered public offering. The Company did not receive any proceeds from the sale of these shares.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 -- ACQUISITION OF BUSINESSES

At various times during fiscal 2001, the Company acquired businesses engaged in the wholesale distribution and retail sale of Aveda and Stila products, as well as other products, in the United States and other countries. Additionally, the Company entered into purchase transactions to acquire wholesale distributor businesses in Chile and Israel.

At various times during fiscal 2000, the Company acquired businesses engaged in the wholesale distribution and retail sale of Aveda products in the United States and the United Kingdom.

In June 2000, the Company acquired, for cash, a majority equity interest in Bumble and Bumble Products, LLC, a marketer and distributor of hair care products, and Bumble and Bumble, LLC, which operates a salon in New York City.

In April 2000, the Company acquired, for cash, the business of Gloss.com, Inc. a multi-brand Internet beauty site. The Gloss.com website has been taken down, and will be re-launched as a multi-brand e-commerce site carrying several of the Company's brands and two brands of other companies.

In October 1999, the Company acquired Jo Malone Limited, a London-based marketer of prestige skin care and fragrance products, for cash.

In August 1999, the Company acquired the business of Stila Cosmetics, Inc., a manufacturer and marketer of makeup products, for cash.

The aggregate purchase price for these transactions, which includes acquisition costs, was approximately $16.0 million in fiscal 2001 and $186.6 million in fiscal 2000 and each transaction was accounted for using the purchase method of accounting. Accordingly, the results of operations for each of the acquired businesses are included in the accompanying consolidated financial statements commencing with its date of original acquisition. Pro forma results of operations, as if each of such businesses had been acquired as of the beginning of the year of acquisition, have not been presented, as the impact on the Company's consolidated financial results would not have been material.

NOTE 5 -- RESTRUCTURING AND OTHER NON-RECURRING EXPENSES

During the fourth quarter of fiscal 2001, the Company recorded one-time charges for restructuring and other non-recurring expenses related to repositioning certain businesses as part of the Company's ongoing efforts to drive long-term growth and increase profitability. The restructuring and other non-recurring expenses focused on four areas: product fixtures for the jane brand; in-store "tommy's shops"; information systems and other assets; and global brand reorganization. The Company has committed to a defined plan of action, which resulted in an aggregate pre-tax charge of $63.0 million, of which $35.9 million is cash related. On an after-tax basis, the aggregate charge was $40.3 million, equal to $.17 per diluted share.

Specifically, the charge included the following:

1. jane. jane is switching from its traditional wall displays to a carded program. The charge included a $16.1 million write-down of existing jane product fixtures and the return of uncarded product from virtually all of the 13,000 distribution outlets in the United States.

2. "tommy's shops". The Company is also restructuring the in-store "tommy's shops" to focus on the most productive locations and has decided to close certain shops that have underperformed relative to expectations. As a result, the Company has recorded a $6.3 million provision for the closing of 86 under-performing in-store "tommy's shops", located in the United States, and for related product returns.

3. Information systems and other assets. In response to changing technology and the Company's new strategic direction, the charge included a $16.2 million provision for costs associated with the reevaluation of supply chain systems that the Company will no longer utilize and with the elimination of unproductive assets related to the change to standard financial systems.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. Global brand reorganization. The Company recorded $20.8 million related to benefits and severance packages for 75 management employees who were affected by the reconfiguration to a global brand structure and another $3.6 million related to infrastructure costs.

Following is a summary of the charges as recorded in the consolidated statement of earnings for fiscal 2001:

                                                 Restructuring
                                          ----------------------------
                                                                             Other
(In millions)                              Net     Cost of   Operating   Non-Recurring
                                          Sales     Sales    Expenses       Expenses     Total
                                          ------   -------   ---------   -------------   ------

jane ...................................  $  5.7   $  1.5     $   4.8       $   4.1      $ 16.1
tommy's shops ..........................     2.3     (0.4)        4.4            -          6.3
Information systems and other assets ...      -        -          4.6          11.6        16.2
Global brand reorganization ............      -        -         23.8           0.6        24.4
                                          ------   ------     -------       -------      ------
Total charge ...........................  $  8.0   $  1.1     $  37.6       $  16.3        63.0
                                          ======   ======     =======       =======
Tax effect .............................                                                  (22.7)
                                                                                         ------
Net charge .............................                                                 $ 40.3
                                                                                         ======

The restructuring charge was recorded in other accrued liabilities or as a reduction of fixed assets. During fiscal 2001, $0.7 million was paid and through August 31, 2001 an additional $3.0 million was paid. The Company expects to settle a majority of the remaining obligations by the end of fiscal 2002 with certain severance payments made ratably through fiscal 2004.

NOTE 6 -- INCOME TAXES

The provision for income taxes is comprised of the following:

                                                  Year Ended June 30
                                          ----------------------------------
                                            2001         2000         1999
                                          --------     --------     --------
                                                    (In millions)

     Current:
          Federal ..................      $   74.0     $   93.9     $   88.6
          Foreign ..................          87.6         82.4         68.8
          State and local ..........           7.7         13.8         14.1
                                          --------     --------     --------
                                             169.3        190.1        171.5
                                          --------     --------     --------

     Deferred:
          Federal ..................           3.7         (0.2)        (4.3)
          Foreign ..................           0.5         (4.1)         0.9
          State and local ..........           0.5         (1.2)        (0.8)
                                          --------     --------     --------
                                               4.7         (5.5)        (4.2)
                                          --------     --------     --------
                                          $  174.0     $  184.6     $  167.3
                                          ========     ========     ========

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A reconciliation between the provision for income taxes computed by applying the statutory Federal income tax rate to earnings before income taxes and minority interest and the actual provision for income taxes is as follows:

                                                             Year Ended June 30
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
                                                                (In millions)

     Provision for income taxes at statutory rate ...  $  169.2   $  174.5   $  154.1
     Increase (decrease) due to:
          State and local income taxes, net of
            Federal tax benefit .....................       5.3        8.2        8.6
          Effect of foreign operations ..............      (2.9)     (11.7)      (4.1)
          Domestic royalty expense not
            deductible for U.S. tax purposes ........       1.6        4.0        4.0
          Other nondeductible expenses ..............       3.8        3.8        2.0
          Other, net ................................      (3.0)       5.8        2.7
                                                       --------   --------   --------
     Provision for income taxes .....................  $  174.0   $  184.6   $  167.3
                                                       ========   ========   ========
     Effective tax rate .............................      36.0%      37.0%      38.0%
                                                       ========   ========   ========


Significant components of the Company's deferred income tax assets and liabilities as of June 30, 2001 and 2000 were as follows:

                                                                         2001       2000
                                                                       --------   --------
                                                                          (In millions)

Deferred tax assets:
     Deferred compensation and other payroll related expenses ......   $   47.7   $   44.2
     Inventory obsolescence and other inventory related reserves ...       54.1       54.8
     Pension plan reserves .........................................       22.5       13.1
     Postretirement benefit obligations ............................       21.7       19.7
     Various accruals not currently deductible .....................       57.6       50.1
     Net operating loss carryforwards ..............................        3.8        5.6
     Other differences between tax and financial statement values ..        5.7        7.2
                                                                       --------   --------
                                                                          213.1      194.7
     Valuation allowance for deferred tax assets ...................       (3.8)      (5.6)
                                                                       --------   --------
         Total deferred tax assets .................................      209.3      189.1
                                                                       --------   --------

Deferred tax liabilities:
     Depreciation ..................................................      (54.1)     (36.4)
     Domestic royalty expense ......................................         -        (1.1)
     Other differences between tax and financial statement values ..       (2.0)      (9.2)
                                                                       --------   --------
         Total deferred tax liabilities ............................      (56.1)     (46.7)
                                                                       --------   --------
            Total net deferred tax assets ..........................   $  153.2   $  142.4
                                                                       ========   ========

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


As of June 30, 2001 and 2000, the Company had current net deferred tax assets of $83.1 million and $93.5 million, respectively, which are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets, and noncurrent net deferred tax assets of $70.1 million and $48.9 million, respectively.

Federal income and foreign withholding taxes have not been provided on $476.4 million, $442.2 million and $412.0 million of undistributed earnings of international subsidiaries at June 30, 2001, 2000 and 1999, respectively. The Company intends to permanently reinvest these earnings in its foreign operations, except where it is able to repatriate these earnings to the United States without any material incremental tax provision.

As of June 30, 2001 and 2000, certain international subsidiaries had tax loss carryforwards for local tax purposes of approximately $21.4 million and $26.4 million, respectively. With the exception of $10.6 million of losses with an indefinite carryforward period as of June 30, 2001, these losses expire at various dates through fiscal 2005. Deferred tax assets in the amount of $3.8 million and $5.6 million as of June 30, 2001 and 2000, respectively, have been recorded to reflect the tax benefits of the losses not utilized to date. A full valuation allowance has been provided since, in the opinion of management, it is more likely than not that the deferred tax assets will not be realized.

Earnings before income taxes and minority interest include amounts contributed by the Company's international operations of $307.2 million, $281.2 million and $277.2 million for fiscal 2001, 2000 and 1999, respectively.

NOTE 7 -- OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

                                                               June 30
                                                         --------------------
                                                           2001        2000
                                                         --------    --------
                                                             (In millions)

     Advertising and promotional accruals .........      $  157.0    $  190.5
     Employee compensation ........................         182.6       178.4
     Other ........................................         192.5       205.2
                                                         --------    --------
                                                         $  532.1    $  574.1
                                                         ========    ========

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 -- DEBT

The Company's short-term and long-term debt and available financing consist of the following:

                                                  Debt at                  Available financing at
                                                  June 30                         June 30
                                             ------------------    --------------------------------------
                                                                        Committed          Uncommitted
                                                                        ---------          -----------
                                               2001      2000        2001      2000      2001      2000
                                             --------  --------    --------  --------  --------  --------
                                                (In millions)                   (In millions)
Commercial paper with an average
 interest rate of 3.96% and 6.68%,
 respectively ............................   $  181.0  $  205.0    $     -   $     -   $  569.0  $  545.0
Unsecured notes payable, due
 February 1, 2005, with an effective
 interest rate of 5.13% and 6.28%,
 respectively ............................      200.0     200.0          -         -         -         -
2% Japan loan payable, due in
 installments through 2003 ...............       11.3      20.1          -         -         -         -
1.45% Japan loan payable, due on
 March 28, 2006 ..........................       24.2        -           -         -         -         -
Other short-term borrowings ..............        0.2       0.3          -         -       30.4      58.7
Revolving credit facility ................         -         -        400.0     400.0        -         -
Shelf registration for debt securities ...         -         -           -         -      400.0     400.0
                                             --------  --------    --------  --------  --------  --------
                                                416.7     425.4    $  400.0  $  400.0  $  999.4  $1,003.7
                                                                   ========  ========  ========  ========
Less current maturities...................        5.8       7.0
                                             --------  --------
                                             $  410.9  $  418.4
                                             ========  ========

The Company maintains uncommitted credit facilities in various regions throughout the world. Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings. During fiscal 2001 and 2000, the monthly average amount outstanding was approximately $18.6 million and $32.3 million, respectively, and the annualized monthly weighted average interest rate incurred was approximately 6.5% and 5.4%, respectively.

During fiscal 1998, the Company entered into a 2% loan payable in Japan. Principal repayments of 350.0 million yen, approximately $2.8 million at current rates, will be made semi-annually through 2003.

Effective June 28, 2001, the Company entered into a new five-year $400.0 million revolving credit facility, expiring on June 28, 2006, which includes an annual fee of .07% on the total commitment. The new facility replaced a five-year $400.0 million revolving credit facility entered into in July 1996. The 1996 facility had an annual fee of .06% on the total commitment. At June 30, 2001 and 2000, the Company was in compliance with all related financial and other restrictive covenants, including limitations on indebtedness and liens.

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

All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as (i) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge), (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), (iii) a foreign-currency fair-value or cash-flow hedge ("foreign currency" hedge), (iv) a hedge of a net investment in a foreign operation, or (v) "held for trading" ("trading" instruments). Changes in the fair value of a derivative that is highly effective as (and that is designated and qualifies as) a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as (and that is designated and qualifies as) a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). Changes in the fair value of derivatives that are highly effective as (and that are designated and qualify as) foreign-currency hedges are recorded in either current-period earnings or other comprehensive income, depending on whether the hedge transaction is a fair-value hedge (e.g., a hedge of a firm commitment that is to be settled in a foreign currency) or a cash-flow hedge (e.g., a foreign-currency-denominated forecasted transaction). If, however, a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in accumulated other comprehensive income within equity. Furthermore, changes in the fair value of derivative trading instruments are reported in current-period earnings.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value, cash-flow, or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that a derivative is not highly effective, or that it has ceased to be a highly effective hedge, the Company will be required to discontinue hedge accounting with respect to that derivative prospectively.

Foreign Exchange Risk Management

The Company enters into forward exchange contracts to hedge purchases, receivables and payables denominated in foreign currencies for periods consistent with the Company's identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that the Company receives from foreign subsidiaries. Almost all foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions rated as strong investment grade by a major rating agency. The Company also enters into foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. The forward exchange contracts and foreign currency options have been designated as cash-flow hedges. As of June 30, 2001, these cash-flow hedges were highly effective, in all material respects.

As a matter of policy, the Company only enters into contracts with counterparties that have at least an "A" (or equivalent) credit rating. The counterparties to these contracts are major financial institutions. The Company does not have significant exposure to any one counterparty. Exposure to credit loss in the event of nonperformance by any of the counterparties is

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss under these hedging contracts is remote and in any event would not be material to the Company's consolidated financial results. The contracts have varying maturities through the end of August 2002. Costs associated with entering into such contracts have not been material to the Company's consolidated financial results. The Company does not utilize derivative financial instruments for trading or speculative purposes. At June 30, 2001, we had foreign currency contracts in the form of forward exchange contracts in the amount of $148.2 million. The foreign currencies included in these contracts (notional value stated in U.S. dollars) are principally the Japanese yen ($53.9 million), Swiss franc ($28.8 million), Korean won ($18.5 million), Taiwan dollar ($13.7 million), British pound ($13.2 million), Euro ($8.5 million) and Mexican peso ($6.8 million). At June 30, 2000, the Company had foreign currency contracts in the form of forward exchange contracts in the amount of $219.6 million and deferred unrealized gains and losses of $1.3 million and $1.4 million, respectively. The foreign currencies included in these contracts (notional value stated in U.S. dollars) are principally the Japanese yen ($80.2 million), Swiss franc ($65.9 million), British pound ($17.1 million), Euro ($9.5 million), Danish krone ($8.0 million) and Mexican peso ($7.1 million).

Interest Rate Risk Management

The Company has entered into an interest rate swap agreement to exchange floating rate for fixed rate interest payments periodically over the life of the agreement. In addition, the Company has purchased interest rate options that offer similar interest rate protection. The interest rate swap and options have been designated as cash-flow hedges and were highly effective as of June 30, 2001. At June 30, 2000, deferred unrealized gains from the interest rate swap and options were $2.4 million and $2.6 million, respectively.

Information regarding the interest rate swap and options is presented in the following table:

                                                            Year Ended or at June 30
                                  -----------------------------------------------------------------------------
                                                  2001                                    2000
                                  -------------------------------------   -------------------------------------
                                                   Weighted Average                        Weighted Average
                                  Notional      -----------------------   Notional      -----------------------
   (In millions)                   Amounts      Pay Rate   Receive Rate    Amounts      Pay Rate   Receive Rate
 ----------------------------------------------------------------------   -------------------------------------
   Interest rate swap             $    67.0       6.14%       6.32%       $    67.0       6.14%       5.64%
   Interest rate options              133.0       6.14        6.62            133.0       6.14          -
 --------------------------------------------------------------------------------------------------------------

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

         Forward exchange contracts:
           The fair value of forward exchange contracts is the estimated amount the Company would receive or pay to terminate the agreements.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The estimated fair values of the Company's financial instruments are as follows:

                                                             June 30
                                            --------------------------------------------
                                                     2001                   2000
                                            ---------------------  ---------------------
                                              Carrying     Fair      Carrying     Fair
(In millions)                                  Amount     Value       Amount     Value
-----------------------------------------------------------------  ---------------------
Nonderivatives
Cash and cash equivalents ..................  $  346.7  $  346.7     $  320.3  $  320.3
Long-term debt, including current portion ..     416.5     418.1        425.1     421.0
Cumulative redeemable preferred stock ......     360.0     362.6        360.0     345.0
Derivatives
Forward exchange contracts .................      (1.2)     (1.2)         -        (0.1)

NOTE 10 -- PENSION, DEFERRED COMPENSATION AND POSTRETIREMENT BENEFIT PLANS

The Company maintains pension plans covering substantially all of its full-time employees for its U.S. operations and a majority of its international operations. Most plans provide pension benefits based primarily on years of service and employees' earnings.

Retirement Growth Account Plan (U.S.)

The Retirement Growth Account Plan is a trust-based, noncontributory defined benefit pension plan. The Company's funding policy consists of an annual contribution at a rate that matches pension costs accrued, if any. Such contribution is not less than the minimum required by the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and subsequent pension legislation and is not more than the maximum amount deductible for income tax purposes.

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

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The significant components of the above mentioned plans as of and for the year ended June 30 are summarized as follows:

                                                                                                Other than
                                                                 Pension Plans                Pension Plans
                                                    --------------------------------------  ------------------
                                                           U.S.            International      Postretirement
                                                    ------------------  ------------------  ------------------
(In millions)                                         2001      2000      2001      2000      2001      2000
                                                    --------  --------  --------  --------  --------  --------

Change in benefit obligation:
Benefit obligation at beginning of year .........   $  256.2  $  229.6  $  132.6  $  125.3  $   41.2  $   36.9
     Service cost ...............................       12.3      10.8       8.0       8.6       1.9       1.9
     Interest cost ..............................       19.7      16.9       6.7       6.3       3.0       2.8
     Plan participant contributions .............         -         -        0.9       1.0       0.1       0.1
     Actuarial loss (gain) ......................        5.0      10.5       4.8      (0.8)     (1.0)       -
     Foreign currency exchange rate impact ......         -         -      (14.5)     (1.8)       -         -
     Benefits paid ..............................      (12.9)    (12.4)     (7.0)     (6.0)     (2.0)     (1.3)
     Plan amendments ............................        0.1        -         -         -         -        0.5
     Other ......................................         -        0.8        -         -         -        0.3
                                                    --------  --------  --------  --------  --------  --------
Benefit obligation at end of year ...............      280.4     256.2     131.5     132.6      43.2      41.2
                                                    --------  --------  --------  --------  --------  --------

Change in plan assets:
Fair value of plan assets at beginning of year ..      192.1     153.7     117.7     102.0        -         -
     Actual return on plan assets ...............      (17.3)     35.1      (6.5)     12.9        -         -
     Foreign currency exchange rate impact ......         -         -      (11.6)     (1.2)       -         -
     Employer contributions .....................       17.8      15.7      10.6       9.0       1.9       1.3
     Plan participant contributions .............         -         -        0.9       1.0       0.1       0.1
     Benefits paid from plan assets .............      (12.9)    (12.4)     (6.5)     (6.0)     (2.0)     (1.4)
                                                    --------  --------  --------  --------  --------  --------
Fair value of plan assets at end of year ........      179.7     192.1     104.6     117.7        -         -
                                                    --------  --------  --------  --------  --------  --------

Funded status ...................................     (100.7)    (64.1)    (26.9)    (14.9)    (43.2)    (41.2)
Unrecognized net actuarial loss (gain) ..........       69.6      32.2      24.3       9.0      (6.6)     (5.9)
Unrecognized prior service cost .................        4.3       4.6       2.4       3.0       0.2       0.3
Unrecognized net transition (asset) obligation ..       (3.0)     (4.4)      0.8       1.2        -         -
                                                    --------  --------  --------  --------  --------  --------
Accrued benefit cost ............................     ($29.8)   ($31.7) $    0.6    ($ 1.7)   ($49.6)   ($46.8)
                                                    ========  ========  ========  ========  ========  ========

Amounts recognized in the Balance
  Sheets consist of:
     Prepaid benefit cost .......................   $    6.2        -   $    8.1  $   21.1        -         -
     Accrued benefit liability ..................      (46.1)   ($43.0)    (28.0)    (23.1)   ($49.6)   ($46.8)
     Intangible asset ...........................        3.7       4.2       1.1       0.3        -         -
     Other ......................................        6.4       7.1      19.4        -         -         -
                                                    --------  --------  --------  --------  --------  --------
     Net amount recognized ......................     ($29.8)   ($31.7) $    0.6    ($ 1.7)   ($49.6)   ($46.8)
                                                    ========  ========  ========  ========  ========  ========

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                               Other than
                                                             Pension Plans                                    Pension Plans
                                    ---------------------------------------------------------------   ------------------------------
                                                 U.S.                        International                    Postretirement
                                    ------------------------------   ------------------------------   ------------------------------
                                      2001       2000       1999       2001       2000       1999       2001       2000       1999
                                    --------   --------   --------   --------   --------   --------   --------   --------   --------

Weighted-average assumptions
Pre-retirement discount rate ....      7.50%      7.85%      7.50%       3.0-       3.0-       3.0-       7.50%      7.85%     7.50%
                                                                        7.25%      7.50%      7.50%

Postretirement discount rate ....      6.00%      6.25%      6.50%        -          -          -           -          -         -

Expected return on assets .......      9.00%      9.00%      9.00%      5.00-      5.00-      3.75-        N/A        N/A       N/A
                                                                        8.50%      8.25%      8.25%

Rate of compensation ............      5.00-      5.50-      5.50-       2.0-       2.0-       2.0-        N/A        N/A       N/A
 increase .......................     11.50%     12.00%     11.50%      5.50%      6.50%      6.50%

Components of net periodic
 benefit cost (In millions)
Service cost, net ...............   $  12.3   $   10.8   $    9.4   $    8.0   $    8.6   $    7.0    $    1.9   $    1.9   $   1.8
Interest cost ...................      19.7       16.9       14.6        6.7        6.3        5.5         3.0        2.8       2.3
Expected return on assets .......     (16.2)     (13.5)     (11.6)      (7.4)      (6.6)      (6.1)         -          -         -
Amortization of:
 Transition (asset) obligation ..      (1.4)      (1.4)      (1.4)       0.2        0.3        0.3          -          -         -
 Prior service cost .............       0.4        0.4        0.3        0.2        0.3        0.1          -          -         -
 Actuarial loss .................       1.1        1.3        1.0        0.9        1.2        0.5        (0.2)        -         -
 Other ..........................        -         0.8         -          -          -          -           -          -         -
                                   --------   --------   --------   --------   --------   --------    --------   --------   -------
Net periodic benefit cost .......  $   15.9   $   15.3   $   12.3   $    8.6   $   10.1   $    7.3    $    4.7   $    4.7   $   4.1
                                   ========   ========   ========   ========   ========   ========    ========   ========   =======

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates for fiscal 2001 would have had the following effects:

                                                 One-Percentage-Point     One-Percentage-Point
(In millions)                                          Increase                 Decrease
                                                 --------------------     --------------------

Effect on total service and interest costs               $0.5                     ($0.5)
                                                         ----                      ----
Effect on postretirement benefit obligations             $4.2                     ($4.2)
                                                         ----                      ----

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for certain U.S. and international pension plans with accumulated benefit obligations in excess of the plans' assets at June 30 are as follows:

                                                        Pension Plans
                                             -----------------------------------
                                                   U.S.          International
                                             ---------------   -----------------
(In millions)                                2001      2000      2001      2000
                                             ----      ----      ----      ----

Projected benefit obligation ...........   $  63.8   $  58.3   $  92.9   $  20.0
Accumulated benefit obligation .........      46.0      42.2      79.0      16.0
Fair value of plan assets ..............        -         -         -         -

Incentive Thrift Plan (U.S.)

The Company's Incentive Thrift Plan ("Thrift Plan") is a contributory defined contribution plan covering substantially all regular full-time U.S. employees who have completed one year of service, as defined by the plan document. The Thrift Plan is subject to the applicable provisions of ERISA. The Company matches a portion of the participant's contributions under a predetermined formula based on the participant's contribution level and years of service. The Company's contributions were approximately $6.7 million for the fiscal year ended June 30, 2001 and $5.8 million and $4.8 million in fiscal 2000 and 1999, respectively.

Deferred Compensation

The Company accrues for deferred compensation and interest thereon and for the increase in the value of share units pursuant to agreements with certain key executives and outside directors. The amounts included in the accompanying consolidated balance sheets under these plans were $87.3 million and $79.4 million as of June 30, 2001 and 2000, respectively. The expense for fiscal 2001, 2000 and 1999 was $11.6 million, $12.3 million and $15.3 million, respectively.

NOTE 11 -- POSTEMPLOYMENT BENEFITS OTHER THAN TO RETIREES

The Company provides certain postemployment benefits to eligible former or inactive employees and their dependents during the period subsequent to employment but prior to retirement. These benefits include certain disability and health care coverage and severance benefits. Generally, the cost of providing these benefits is accrued and any incremental benefits were not material to the Company's consolidated financial results.

NOTE 12 -- $6.50 CUMULATIVE REDEEMABLE PREFERRED STOCK, AT REDEMPTION VALUE

As of June 30, 2001, the Company's authorized capital stock included 23.6 million shares of preferred stock, par value $.01 per share, of which 3.6 million shares are outstanding and designated as $6.50 Cumulative Redeemable Preferred Stock. The outstanding preferred stock was issued in June 1995 in exchange for nonvoting common stock of the Company owned by The Estee Lauder 1994 Trust.

Holders of the $6.50 Cumulative Redeemable Preferred Stock are entitled to receive cumulative cash dividends at a rate of $6.50 per annum per share payable in quarterly installments. Such dividends have preference over all other dividends of stock issued by the Company. Shares are subject to mandatory redemption on June 30, 2005 at a redemption price of $100 per share. Following such date and so long as such mandatory redemption obligations have not been discharged in full, no dividends may be paid or

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


declared upon the Class A or Class B Common Stock, or on any other capital stock ranking junior to or in parity with such $6.50 Cumulative Redeemable Preferred Stock and no shares of Class A or Class B Common Stock or such junior or parity stock may be redeemed or acquired for any consideration by the Company. Under certain circumstances, the Company may redeem the stock, in whole or in part, prior to the mandatory redemption date. Holders of such stock may put such shares to the Company at a price of $100 per share upon the occurrence of certain events.

The Company recorded the $6.50 Cumulative Redeemable Preferred Stock at its redemption value of $360.0 million and charged this amount, net of the par value of the shares of nonvoting common stock exchanged, to stockholders' equity in fiscal 1995.

NOTE 13 -- COMMON STOCK

As of June 30, 2001, the Company's authorized common stock consists of 650 million shares of Class A Common Stock, par value $.01 per share, and 240 million shares of Class B Common Stock, par value $.01 per share. Class B Common Stock is convertible into Class A Common Stock, in whole or in part, at any time and from time to time at the option of the holder, on the basis of one share of Class A Common Stock for each share of Class B Common Stock converted. Holders of the Company's Class A Common Stock are entitled to one vote per share and holders of the Company's Class B Common Stock are entitled to ten votes per share. On April 26, 1999, the Company's Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend on all of the Company's outstanding Class A and Class B Common Stock. All share data prior thereto has been restated to reflect the stock split.

Information about the Company's common stock outstanding is as follows:

                                                     Class A        Class B
                                                    ---------      ---------
                                                      (Shares in thousands)

         Balance at June 30, 1998 ...........       122,935.9      113,679.3
         Acquisition of treasury stock ......          (504.8)            -
         Share grants .......................             1.0             -
         Stock option programs ..............         1,049.1             -
                                                    ---------      ---------
         Balance at June 30, 1999 ...........       123,481.2      113,679.3
         Acquisition of treasury stock ......          (589.5)            -
         Share grants .......................             2.9             -
         Share units converted ..............           100.0             -
         Stock option programs ..............         1,187.1             -
                                                    ---------      ---------
         Balance at June 30, 2000 ...........       124,181.7      113,679.3
         Acquisition of treasury stock ......            (0.9)            -
         Conversion of Class B to Class A ...           189.0         (189.0)
         Stock option programs ..............           806.2             -
                                                    ---------      ---------
         Balance at June 30, 2001 ...........       125,176.0      113,490.3
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

NOTE 14 -- STOCK PROGRAMS

The Company has established the Fiscal 1999 Share Incentive Plan, the Fiscal 1996 Share Incentive Plan and the Non-Employee Director Share Incentive Plan (collectively, the "Plans") and, additionally, has made available stock options and share units that were, or will be, granted pursuant to these Plans and certain employment agreements. These stock-based compensation programs are described below.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Total net compensation expense attributable to the granting of share units and the increase in value of existing share units was $0.7 million, $1.6 million and $8.9 million in fiscal 2001, 2000 and 1999, respectively.

Share Incentive Plans

The Plans provide for the issuance of 18,750,000 shares to be awarded in the form of stock options, stock appreciation rights and other stock awards to key employees and stock options, stock awards and stock units to non-employee directors of the Company. As of June 30, 2001, 2,146,400 shares of Class A Common Stock were reserved and were available to be granted pursuant to the Plans. The exercise period for all stock options generally may not exceed ten years from the date of grant. Pursuant to the Plans, stock option awards in respect of 2,709,500, 6,252,300 and 2,303,000 shares were granted in fiscal 2001, 2000 and 1999, respectively, and share units in respect of 43,100 and 40,000 shares were granted in fiscal 2001 and 1999, respectively. Generally, the stock option awards become exercisable at various times through January 2005, while the share units will be paid out in shares of Class A Common Stock at a time to be determined by the Company.

Executive Employment Agreements

The executive employment agreements provide for the issuance of 11,400,000 shares to be awarded in the form of stock options and other stock awards to certain key executives. The Company has reserved 664,200 shares of its Class A Common Stock pursuant to such agreements as of June 30, 2001. In accordance with such employment agreements, stock option awards in respect of 1,650,000 shares were granted in each of fiscal 2000 and 1999, and approximately 900, 33,700 and 48,000 share units were granted in fiscal 2001, 2000 and 1999, respectively. The stock options may be exercised in installments at various times through July 2009, while the share units will be paid out in shares of Class A Common Stock at a time to be determined by the Company, but no later than 90 days subsequent to the termination of employment of the executive.

A summary of the Company's stock option programs as of June 30, 2001, 2000 and 1999, and changes during the years then ended, is presented below:

                                                   2001                   2000                   1999
                                           ---------------------  ---------------------  ---------------------
                                                       Weighted-              Weighted-              Weighted-
                                                        Average                Average                Average
                                                       Exercise               Exercise               Exercise
(Shares in thousands)                        Shares      Price      Shares      Price      Shares      Price
----------------------------------------------------------------  ---------------------  ---------------------

Outstanding at beginning of year .......    21,914.1   $   33.14   15,439.1   $   22.80   12,977.0   $   18.20
     Granted at fair value .............     2,709.5       42.80    7,902.2       50.88    3,953.0       35.34
     Exercised .........................      (806.0)      16.50   (1,188.5)      15.28   (1,049.1)      13.94
     Cancelled or Expired ..............      (424.4)      48.19     (238.7)      41.06     (441.8)      20.83
                                           ---------              ---------              ---------
Outstanding at end of year .............    23,393.2       34.55   21,914.1       33.14   15,439.1       22.80
                                           =========              =========              =========

Options exercisable at year-end ........     8,497.6       21.69    4,252.4       18.86    1,191.8       13.24
                                           ---------              ---------              ---------
Weighted-average fair value of
     options granted during the year ...   $   17.01              $   20.14              $   12.21
                                           =========              =========              =========

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for stock options and share units granted under these programs. Under APB Opinion No. 25, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost has been recognized. SFAS No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company's stock option programs had been determined in accordance with the fair value method prescribed therein.

Had compensation cost for these programs been determined based upon the fair value at the grant dates consistent with SFAS No. 123, the Company's pro forma net earnings and net earnings per common share would have been as follows:

                                                                          Year Ended June 30
                                                                   -------------------------------
                                                                     2001        2000        1999
                                                                   -------     -------     -------
                                                                (In millions, except per share data)

Net earnings..................................     As reported     $ 305.2     $ 314.1     $ 272.9
                                                     Pro forma       280.8       216.5       246.2

Net earnings per common share - Basic.........     As reported     $  1.18     $  1.22     $  1.05
                                                     Pro forma        1.08         .81         .94

Net earnings per common share - Diluted.......     As reported     $  1.16     $  1.20     $  1.03
                                                     Pro forma        1.06         .79         .92


The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                        Year Ended June 30
                                                 -------------------------------
                                                   2001        2000        1999
                                                 -------     -------     -------
Expected volatility.........................         31%         30%         27%
Average expected option life................     7 years     7 years     7 years
Average risk-free interest rate.............        5.9%        6.1%        5.3%
Dividend yield..............................        .50%        .50%        .75%

Summarized information about the Company's stock options outstanding and exercisable at June 30, 2001 is as follows:

                                Outstanding                    Exercisable
                      --------------------------------   -----------------------
Exercise                           Average    Average                   Average
Price Range           Options (a)  Life (b)  Price (c)   Options (a)   Price (c)
------------------------------------------------------   -----------------------

$2.065  to $ 3.10          16.1      5.9      $  3.02         16.1      $  3.02
$13.00  to $20.813      3,772.4      4.4        13.07      3,761.1        13.05
$21.313 to $29.813      5,918.7      5.5        23.39      3,270.4        23.10
$31.875 to $47.625      7,025.5      8.2        39.18      1,129.5        37.61
$48.125 to $53.50       6,660.5      8.1        51.84        320.5        53.47
                       --------                            -------
$2.065  to $53.50      23,393.2                 34.55      8,497.6        21.69
                       ========                            =======

---------------
(a)      Shares in thousands.
(b)      Weighted average contractual life remaining in years.
(c)      Weighted average exercise price.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Subsequent to June 30, 2001, the Company granted options under the terms of the Plans described above to purchase an additional 1,893,500 of the Company's Class A Common Stock with an exercise price equal to fair market value on the date of grant. In addition, subsequent to June 30, 2001 the Company granted approximately 48,200 share units to a key executive pursuant to the terms of the Fiscal 1999 Share Incentive Plan. In July 2001, the Company's Board of Directors adopted the Fiscal 2002 Share Incentive Plan which provides for the issuance of 12 million shares to be awarded in the form of stock options, stock appreciation rights and other stock awards to key employees of the Company.

NOTE 15 -- COMMITMENTS AND CONTINGENCIES

Total rental expense included in the accompanying consolidated statements of earnings was $120.9 million in fiscal 2001, $100.7 million in fiscal 2000 and $86.4 million in fiscal 1999. At June 30, 2001, the future minimum rental commitments under long-term operating leases are as follows:

         Year Ending June 30             (In millions)
         -------------------

         2002 .....................        $   84.6
         2003 .....................            77.0
         2004 .....................            69.8
         2005 .....................            58.5
         2006 .....................            39.0
         Thereafter ...............           150.4
                                           --------
                                           $  479.3
                                           ========

In August 2000, an affiliate of Revlon, Inc. sued the Company and its subsidiaries in the U.S. District Court, Southern District of New York, for alleged patent infringement and related claims. Revlon currently claims that five Estee Lauder products, two Origins foundations, a La Mer concealer and a jane foundation infringe its patent. Revlon is seeking, among other things, treble damages, punitive damages, equitable relief and attorneys' fees. The Company has filed counterclaims which, among other things, challenge the validity of the patent and allege violations of Federal antitrust laws. Pre-trial proceedings and discovery are underway. Court-directed mediation took place in August 2001. The Company intends to defend itself vigorously. Although the final outcome of the lawsuit cannot be predicted with certainty, based on preliminary investigation, management believes that the case will not have a material adverse effect on the Company's consolidated financial results.

In February 2000, the Company and eight other manufacturers of cosmetics (the "Manufacturer Defendants") were added as defendants in a consolidated class action lawsuit that had been pending in the Superior Court of the State of California in Marin County. The plaintiffs purport to represent a class of all California residents who purchased prestige cosmetic products at retail for personal use from a number of department stores that sold such products in California (the "Department Store Defendants"). Plaintiffs filed their initial actions against the Department Store Defendants in May 1998. In May 2000, plaintiffs filed an amended complaint alleging that the Department Store Defendants and the Manufacturer Defendants conspired to fix and maintain retail prices and to limit the supply of prestige cosmetic products sold by the Department Store Defendants in violation of California state law. The plaintiffs are seeking, among other things, treble damages, equitable relief, attorneys' fees, interest and costs. Pre-trial proceedings and discovery are underway. Court-directed mediation started in May 2001 and is continuing. The Company intends to defend itself vigorously. While no assurance can be given as to the ultimate outcome of this lawsuit, based on preliminary investigation, management believes that the case will not have a material adverse effect on the Company's consolidated financial results.

In 1998, the Office of the Attorney General of the State of New York (the "State") notified the Company and ten other entities that they are potentially responsible parties ("PRPs") with respect to the Blydenburgh landfill in Islip, New York. Each PRP may be jointly and severally liable for the costs of investigation and cleanup, which the State estimates to be $16 million. While the State has sued other PRPs in connection with the site, the State has not sued the Company. The Company and some PRPs are in discussions with the State regarding possible settlement of the matter. While no assurance can be given as to the ultimate outcome, management believes that the matter will not have a material adverse effect on the Company's consolidated financial results.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In 1998, the State notified the Company and fifteen other entities that they are PRPs with respect to the Huntington/East Northport landfill. The cleanup costs are estimated at $20 million. No litigation has commenced, and the Company, along with other PRPs, is in discussions with the State regarding possible settlement of the matter. While no assurance can be given as to the ultimate outcome, management believes that the matter will not have a material adverse effect on the Company's consolidated financial results.

The Company is involved in various routine legal proceedings incident to the ordinary course of its business. In management's opinion, the outcome of pending legal proceedings, separately or in the aggregate, will not have a material adverse effect on the Company's business or consolidated financial results.

NOTE 16 -- NET UNREALIZED INVESTMENT GAINS

Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", available-for-sale securities are recorded at market value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a component of stockholders' equity until realized. The Company's investments subject to the provisions of SFAS No. 115 are treated as available-for-sale and, accordingly, the applicable investments have been adjusted to market value with a corresponding adjustment, net of tax, to net unrealized investment gains in accumulated other comprehensive income. Unrealized investment gains (net of deferred taxes) included in accumulated other comprehensive income amounted to $2.9 million and $13.9 million at June 30, 2001 and 2000, respectively.

NOTE 17 -- STATEMENT OF CASH FLOWS

Supplemental disclosure of significant non-cash transactions

As a result of stock option exercises, the Company recorded a tax benefit of $7.2 million, $13.4 million and $11.8 million during fiscal 2001, 2000 and 1999, respectively.

NOTE 18 -- SEGMENT DATA AND RELATED INFORMATION

Reportable operating segments, as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the "Chief Executive") in deciding how to allocate resources and in assessing performance. As a result of the similarities in the manufacturing, marketing and distribution processes for all of the Company's products, much of the information provided in the consolidated financial statements is similar to, or the same as, that reviewed on a regular basis by the Chief Executive.

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

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                               Year Ended June 30
                                                       ----------------------------------
                                                          2001        2000        1999
                                                       ----------  ----------  ----------
                                                                 (In millions)

SEGMENT DATA
Net Sales:
   Skin Care .......................................   $  1,641.5  $  1,552.4  $  1,398.8
   Makeup ..........................................      1,704.4     1,579.5     1,412.8
   Fragrance .......................................      1,061.9     1,092.3     1,048.6
   Hair Care .......................................        180.7       113.9        82.4
   Other ...........................................         27.6        28.7        18.9
                                                       ----------  ----------  ----------
                                                          4,616.1     4,366.8     3,961.5
   Restructuring ...................................         (8.0)         -           -
                                                       ----------  ----------  ----------
                                                       $  4,608.1  $  4,366.8  $  3,961.5
                                                       ==========  ==========  ==========

Depreciation and Amortization:
   Skin Care .......................................   $     48.6  $     39.4  $     29.9
   Makeup ..........................................         64.1        52.7        39.2
   Fragrance .......................................         32.6        28.8        23.9
   Hair Care .......................................          9.6         6.9         5.6
   Other ...........................................          1.4         1.3         1.0
                                                       ----------  ----------  ----------
                                                       $    156.3  $    129.1  $     99.6
                                                       ==========  ==========  ==========

Operating Income:
   Skin Care .......................................   $    266.9  $    240.5  $    205.9
   Makeup ..........................................        212.5       181.8       158.2
   Fragrance .......................................         63.6        80.6        79.7
   Hair Care .......................................         13.1        12.4        11.4
   Other ...........................................          2.5         0.5         1.7
                                                       ----------  ----------  ----------
                                                            558.6       515.8       456.9
   Reconciliation:
   Restructuring and other non-recurring expenses ..        (63.0)         -           -
   Interest expense, net ...........................        (12.3)      (17.1)      (16.7)
                                                       ----------  ----------  ----------

   Earnings before Income Taxes, Minority Interest
      and Accounting Change ........................   $    483.3  $    498.7  $    440.2
                                                       ==========  ==========  ==========


GEOGRAPHIC DATA
Net Sales:
   The Americas ....................................   $  2,815.3  $  2,658.8  $  2,397.9
   Europe, the Middle East & Africa ................      1,210.2     1,131.0     1,082.4
   Asia/Pacific ....................................        590.6       577.0       481.2
                                                       ----------  ----------  ----------
                                                          4,616.1     4,366.8     3,961.5
   Restructuring ...................................         (8.0)         -           -
                                                       ----------  ----------  ----------
                                                       $  4,608.1  $  4,366.8  $  3,961.5
                                                       ==========  ==========  ==========


Operating Income:
   The Americas ....................................   $    299.9  $    287.9  $    265.0
   Europe, the Middle East & Africa ................        201.8       168.9       145.5
   Asia/Pacific ....................................         56.9        59.0        46.4
                                                       ----------  ----------  ----------
                                                            558.6       515.8       456.9
   Restructuring and other non-recurring expenses ..        (63.0)         -           -
                                                       ----------  ----------  ----------
                                                       $    495.6  $    515.8  $    456.9
                                                       ==========  ==========  ==========

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  June 30
                                                     ----------------------------------
                                                        2001        2000        1999
                                                     ----------  ----------  ----------
                                                                 (In millions)
Total Assets:
   The Americas ..................................   $  2,379.9   $  2,187.8   $  1,954.1
   Europe, the Middle East & Africa ..............        610.3        606.8        587.9
   Asia/Pacific ..................................        228.6        248.7        204.7
                                                     ----------   ----------   ----------
                                                     $  3,218.8   $  3,043.3   $  2,746.7
                                                     ==========   ==========   ==========

Long-Lived Assets (property, plant and equipment):
   The Americas ..................................   $    445.2   $    393.6   $    304.4
   Europe, the Middle East & Africa ..............         70.5         72.6         69.5
   Asia/Pacific ..................................         13.0         14.1          9.7
                                                     ----------   ----------   ----------
                                                     $    528.7   $    480.3   $    383.6
                                                     ==========   ==========   ==========

NOTE 19 -- UNAUDITED QUARTERLY FINANCIAL DATA

The following summarizes the unaudited quarterly operating results of the Company for the years ended June 30, 2001 and 2000:

                                           Quarter Ended
                      -------------------------------------------------------
                      September 30    December 31     March 31      June 30     Total Year
                      ------------    -----------     --------      -------     ----------
                                        (In millions, except per share data)

Fiscal 2001
Net sales .........   $   1,177.7     $   1,291.6   $   1,101.7   $   1,037.1   $   4,608.1
Gross profit ......         914.4         1,013.6         875.6         832.2       3,635.8
Operating income ..         153.3           203.5         105.3          33.5         495.6
Net earnings ......          92.4(a)        127.3          65.1          20.4         305.2(a)
Basic EPS .........           .36(a)          .51           .25           .06          1.18(a)
Diluted EPS .......           .36(a)          .50           .24           .06          1.16(a)


Fiscal 2000
Net sales .........   $   1,093.7     $   1,235.1   $   1,039.1   $     998.9   $   4,366.8
Gross profit ......         841.9           952.0         808.4         792.4       3,394.7
Operating income ..         136.5           186.1          99.4          93.8         515.8
Net earnings ......          82.6           113.9          60.4          57.2         314.1
Basic EPS .........           .32             .46           .23           .22          1.22
Diluted EPS .......           .32             .45           .22           .21          1.20

(a) Net earnings for the Quarter ended September 30, 2000 include a one-time charge of $2.2 million, after tax, or $.01 per common share, attributable to the cumulative effect of adopting SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



To The Estee Lauder Companies Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements of The Estee Lauder Companies Inc. and subsidiaries included in this Annual Report on Form 10-K and have issued our report thereon dated August 10, 2001. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. This schedule (Schedule II - Valuation and Qualifying Accounts) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                       Arthur Andersen LLP

New York, New York
August 10, 2001

                         THE ESTEE LAUDER COMPANIES INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                         Three Years Ended June 30, 2001
                                  (In millions)

---------------------------------------------------------------------------------------------------------------------
                COL. A                                  COL. B                COL. C            COL. D        COL. E
---------------------------------------------------------------------------------------------------------------------

                                                                            Additions
                                                                     -----------------------

                                                                         (1)          (2)
                                                        Balance      Charged to   Charged to                 Balance
                                                      at Beginning    Costs and     Other                   at End of
              Description                              of Period      Expenses     Accounts    Deductions     Period
---------------------------------------------------------------------------------------------------------------------

Reserves deducted in the balance sheet
  from the assets to which they apply:

Allowance for doubtful accounts:

  Year ended June 30, 2001                               $  31.7       $  20.7        -        $  25.6(a)    $  26.8
                                                         =======       =======                 =======       =======

  Year ended June 30, 2000                               $  36.0       $  31.0        -        $  35.3(a)    $  31.7
                                                         =======       =======                 =======       =======

  Year ended June 30, 1999                               $  43.6       $  27.8        -        $  35.4(a)    $  36.0
                                                         =======       =======                 =======       =======

Accrued restructuring and other non-recurring charges:

   Year ended June 30, 2001 (b)                               -        $  35.9        -        $   0.7       $  35.2
                                                         =======       =======                 =======       =======


---------------
(a)      Includes amounts written-off, net of recoveries.
(b)      Included in other accrued liabilities.

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

10.1        Form of Stockholders' Agreement (filed as Exhibit 10.1 to the S-1).*

10.1a Amendment No. 1 to Stockholders' Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).*

10.1b Amendment No. 2 to Stockholders' Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 (the "FY 1997 Q2 10-Q")).*

10.1c Amendment No. 3 to Stockholder's Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (the "FY 1997 Q3 10-Q")).*

10.1d Amendment No. 4 to Stockholders' Agreement (filed as Exhibit 10.1d to our Annual Report on Form 10-K for the year ended June 30, 2000 ("FY 2000 10-K)).*

10.2        Form of Registration Rights Agreement (filed as Exhibit 10.2 to the
            S-1).*

10.2a       First Amendment to Registration Rights Agreement (filed as Exhibit
            10.3 to our Annual Report on Form 10-K for the fiscal year ended June 30, 1996).*

10.2b       Second Amendment to Registration Rights Agreement (filed as Exhibit
            10.1 to the FY 1997 Q3 10-Q).*

10.2c       Third Amendment to Registration Rights Agreement.

10.3        Fiscal 1996 Share Incentive Plan (filed as Exhibit 10.3 to the
            S-1).* +

10.4 Fiscal 1999 Share Incentive Plan (filed as Exhibit 4(c) to our Registration Statement on Form S-8 (No. 333-66851) on November 5,
            1998).* +

10.5        The Estee Lauder Inc. Retirement Growth Account Plan (filed as
            Exhibit 10.5 to our Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (the "FY 1999 10-K")).* +

10.6        The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as
            Exhibit 10.6 to the FY 1999 10-K).* +

10.7 Executive Annual Incentive Plan (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31,
            1998).* +

10.8        Employment Agreement with Leonard A. Lauder. +

10.9 Employment Agreement with Ronald S. Lauder (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).* +

10.10 Employment Agreement with Fred H. Langhammer (filed as Exhibit 10.10 to the FY 2000 10-K).* +

10.10a      Amendment to Employment Agreement with Fred H. Langhammer. +

10.11       Employment Agreement with Daniel J. Brestle. +

10.12 Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to Amendment No. 2 to our Registration Statement on Form S-3 (No. 333-77977) on May 19, 1999).* +

10.13       Employment Agreement with Patrick Bousquet-Chavanne (filed as
            Exhibit 10.13 to the FY 1999 10-K).* +

10.14 Form of Deferred Compensation Agreement (interest-based) with Outside Directors. +

10.15 Form of Deferred Compensation Agreement (stock-based) with Outside Directors. +

10.16 Non-Employee Director Share Incentive Plan (filed as Exhibit 4(d) to our Registration Statement on Form S-8 (No. 333-49606) filed on November 9, 2000).* +

21.1        List of significant subsidiaries.

23.1        Consent of Arthur Andersen LLP.

24.1        Power of Attorney.

---------------
* Incorporated herein by reference.

+ Exhibit is a management contract or compensatory plan or arrangement.