Form 10-Q
period 2001-09-30
ESTEE LAUDER COMPANIES INC
filed 2001-10-26
CIK 1001250

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004
                             ----------------------

                                    FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                For the quarterly period ended September 30, 2001

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

At October 22, 2001, 129,250,025 shares of the registrant's Class A Common Stock, $.01 par value, and 108,490,293 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding.

                         THE ESTEE LAUDER COMPANIES INC.

                                      INDEX
                                                                            Page
Part I. Financial Information

Consolidated Statements of Earnings --
     Three Months Ended September 30, 2001 and 2000 .......................    2

Management's Discussion and Analysis of
     Financial Condition and Results of Operations ........................    3

Consolidated Balance Sheets --
     September 30, 2001 and June 30, 2001 .................................   12

Consolidated Statements of Cash Flows --
     Three Months Ended September 30, 2001 and 2000 .......................   13

Notes to Consolidated Financial Statements ................................   14

Part II. Other Information.................................................   20

                         THE ESTEE LAUDER COMPANIES INC.

                          PART I. FINANCIAL INFORMATION

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                            September 30
                                                                                        2001            2000
                                                                                        ----            ----

                                                                                (In millions,except per share data)

Net Sales.................................................................           $ 1,187.7        $1,177.7
Cost of sales.............................................................               254.5           263.3
                                                                                     ---------       ---------

Gross Profit..............................................................               933.2           914.4
                                                                                     ---------       ---------

Operating expenses:
   Selling, general and administrative....................................               776.3           752.9
   Related party royalties................................................                 4.0             8.2
                                                                                     ---------       ---------
                                                                                         780.3           761.1
                                                                                     ---------       ---------

Operating Income..........................................................               152.9           153.3

Interest expense, net.....................................................                 3.8             5.1
                                                                                     ---------       ---------
Earnings before Income Taxes, Minority Interest
 and Accounting Change....................................................               149.1           148.2

Provision for income taxes................................................                51.4            53.4
Minority interest, net of tax.............................................                (0.6)           (0.2)
                                                                                     ---------       ---------
Net Earnings before Accounting Change.....................................                97.1            94.6

Cumulative effect of a change in accounting principle, net of tax.........                  -             (2.2)
                                                                                     ---------       ---------
Net Earnings .............................................................                97.1            92.4

Preferred stock dividends.................................................                 5.9             5.9
                                                                                     ---------       ---------
Net Earnings Attributable to Common Stock.................................           $    91.2       $    86.5
                                                                                     =========       =========

Basic net earnings per common share:
     Net earnings attributable to common stock before accounting change...           $     .38       $     .37
     Cumulative effect of a change in accounting principle, net of tax....                   -            (.01)
                                                                                     ---------       ---------
     Net earnings attributable to common stock............................           $     .38       $     .36
                                                                                     =========       =========

Diluted net earnings per common share:
     Net earnings attributable to common stock before accounting change...           $     .38       $     .37
     Cumulative effect of a change in accounting principle, net of tax....                   -            (.01)
                                                                                     ---------       ---------
     Net earnings attributable to common stock............................           $     .38       $     .36
                                                                                     =========       =========

Weighted average common shares outstanding:
     Basic................................................................               238.9           238.1
     Diluted..............................................................               242.3           242.2

Cash dividends declared per common share..................................           $     .05       $     .05

                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

We manufacture, market and sell skin care, makeup, fragrance and hair care products which are distributed in over 120 countries and territories. The following is a comparative summary of operating results for the three months ended September 30, 2001 and 2000, and reflects the basis of presentation described in Note 1 to the consolidated financial statements for all periods presented. Sales of products and services that do not meet our definition of skin care, makeup, fragrance or hair care have been included in the "other" category.

                                                                                         Three Months Ended
                                                                                             September 30
                                                                                        2001            2000
                                                                                        ----            ----
                                                                                           (In millions)
NET SALES
   By Region:
      The Americas...............................................                    $   765.4       $   783.1
      Europe, the Middle East & Africa...........................                        272.3           255.1
      Asia/Pacific...............................................                        150.0           139.5
                                                                                     ---------       ---------
                                                                                     $ 1,187.7       $ 1,177.7
                                                                                     =========       =========

   By Product Category:
      Skin Care..................................................                    $   393.5       $   395.2
      Makeup.....................................................                        447.5           431.3
      Fragrance..................................................                        291.3           299.8
      Hair Care..................................................                         50.0            45.6
      Other......................................................                          5.4             5.8
                                                                                     ---------       ---------
                                                                                     $ 1,187.7       $ 1,177.7
                                                                                     =========       =========

OPERATING INCOME
   By Region:
      The Americas...............................................                    $   103.8       $   111.1
      Europe, the Middle East & Africa...........................                         38.8            33.2
      Asia/Pacific...............................................                         10.3             9.0
                                                                                     ---------       ---------
                                                                                     $   152.9       $   153.3
                                                                                     =========       =========

   By Product Category:
      Skin Care..................................................                    $    66.6       $    66.8
      Makeup.....................................................                         54.1            53.8
      Fragrance..................................................                         31.0            32.5
      Hair Care..................................................                          1.7             0.2
      Other......................................................                         (0.5)              -
                                                                                     ---------       ---------
                                                                                     $   152.9       $   153.3
                                                                                     =========       =========

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table presents certain consolidated earnings data as a percentage of net sales:

                                                                                         Three Months Ended
                                                                                            September 30
                                                                                       2001              2000
                                                                                       ----              ----

Net sales........................................................                     100.0%             100.0%
Cost of sales....................................................                      21.4               22.4
                                                                                      -----              -----
Gross profit.....................................................                      78.6               77.6
                                                                                      -----              -----
Operating expenses
   Selling, general and administrative...........................                      65.4               63.9
   Related party royalties.......................................                       0.3                0.7
                                                                                      -----              -----
                                                                                       65.7               64.6
                                                                                      -----              -----

Operating income.................................................                      12.9               13.0
Interest expense, net............................................                       0.3                0.4
                                                                                      -----              -----

Earnings before income taxes, minority interest and accounting
 change..........................................................                      12.6               12.6
Provision for income taxes.......................................                       4.3                4.6
Minority interest, net of tax....................................                      (0.1)                 -
                                                                                      -----              -----

Net earnings before accounting change............................                       8.2                8.0
Cumulative effect of a change in accounting principle, net of tax                         -               (0.2)
                                                                                      -----              -----
Net earnings.....................................................                       8.2%               7.8%
                                                                                      =====              =====


First Quarter Fiscal 2002 as Compared with First Quarter Fiscal 2001

NET SALES

Net sales increased 1% or $10.0 million to $1,187.7 million. Excluding the impact of foreign currency translation, net sales increased 3%. Sales growth was driven by new and recently launched products as well as additional retail locations and recently acquired distributor operations. This growth was tempered by the weakness and continued uncertainty of the economy, particularly in the United States. In addition, the events of September 11, 2001 resulted in lower consumer confidence and spending and inventory contraction by U.S. retailers.

Product Categories

Skin Care
Net sales of skin care products decreased slightly to $393.5 million. Excluding the impact of foreign currency translation, net sales increased 2%. Increases in net sales were primarily attributable to newly launched products such as Total Turnaround Visible Skin Renewer, LightSource Transforming Moisture Lotion and Cream and A Perfect World, our first skin care product to harness the antioxidant from silver tip white tea. Offsetting these increases were lower net sales of certain existing products such as Fruition Extra and Diminish.

Makeup
Makeup net sales increased 4% or $16.2 million to $447.5 million. The increase in net sales reflected the current period launch of Sumptuous Lipstick, High Impact Eye Shadow Duos, Gentle Light Makeup and Powder and M.A.C Haute Voltage. Recently launched products such as Equalizer and Moisture Surge Lipstick, as well as existing products such as Quickliner For Eyes, also contributed to increased net sales.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fragrance
Net sales of fragrance products decreased 3% or $8.5 million to $291.3 million. The continued softness of the fragrance business in the United States and difficult comparisons to the prior-year period contributed to the decline in this category. In particular, net sales were lower when compared with the international launch of Intuition and the domestic launch of DKNY for Men in the prior year. The decrease in net sales was also attributable to lower sales of DKNY for Women, Beautiful and Clinique Happy. Positively contributing to the category were the recent domestic rollout of Intuition and initial shipments of T, a new fragrance in the Tommy Hilfiger line.

Hair Care
Hair care net sales increased 10% or $4.4 million to $50.0 million. This increase was primarily the result of sales growth from Bumble and bumble and Aveda products. During the current period, Aveda also increased the number of Company-owned Aveda Environmental Lifestyle Stores. This quarter had difficult comparisons with sales from Clinique's Simple Hair Care System, which launched in the prior-year period.

The introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

Geographic Regions
Net sales in the Americas decreased 2% or $17.7 million to $765.4 million. This decrease was primarily due to weakness and continued uncertainty in the United States economy which caused some inventory contraction by U.S. retailers. The success of new and recently launched products and the growth of our newer brands partially offset the decrease. In Europe, the Middle East & Africa, net sales increased 7% or $17.2 million to $272.3 million. This increase was primarily the result of higher net sales in the United Kingdom, Italy and our distribution business. Sales from the region also increased, due to a recently formed joint venture in Greece, in which we own a controlling majority interest. The increases were partially offset by decreased sales in Belgium, France and our travel retail business. We expect our travel retail business will be adversely affected by a decrease in worldwide travel. Net sales in Asia/Pacific increased 8% or $10.5 million to $150.0 million primarily due to higher net sales in Korea, Thailand and Australia, which benefited from a change in our retailer arrangement. This was partially offset by lower net sales in Taiwan and Japan, which remains a difficult market. Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 18%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales improved to 21.4% from 22.4%, reflecting the impact of our manufacturing and sourcing initiatives as well as changes in distribution and product mix. Changes in distribution include the rollout of our own retail stores and the acquisition of certain distributor operations, both of which contributed to higher gross margins.

OPERATING EXPENSES

Operating expenses increased to 65.7% of net sales as compared with 64.6% of net sales in the prior-year period. The increase in spending primarily related to continued advertising and promotional spending and the increased cost of our retail store operations, which has a higher operating cost structure than our traditional distribution channels. The increase in operating expenses as a percentage of net sales reflects a slower growth rate in sales than operating expenses, primarily due to economic conditions in the United States as discussed above. Changes in advertising and promotional spending result from the type, timing and level of advertising and promotional activities related to product launches and rollouts, as well as the markets being emphasized.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING INCOME

Operating income decreased slightly to $152.9 million as compared with the prior-year period. Operating margins were 12.9% of net sales in the current period as compared with 13.0% in the prior-year period. The decrease in operating margin was primarily due to increased sales support spending and new distribution channel costs. This was partially offset by increased net sales, improvements in gross margin and the exclusion of amortization expense due to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets".

Product Categories
Operating income decreased 5% to $31.0 million in fragrance and nominally to $66.6 million in skin care, due to lower than anticipated sales levels coupled with continued advertising and promotional spending to promote new and recently launched products. Operating income from our makeup business increased less than 1% to $54.1 million due to an increase in net sales offset by increased sales support spending. Hair care operating income increased significantly, from a smaller base, to $1.7 million, primarily due to higher operating profits from Bumble and bumble and Aveda products and a decrease in spending from the prior-year period launch of Clinique's Simple Hair Care System.

Geographic Regions
Operating income in the Americas decreased 7% or $7.3 million to $103.8 million, due to weakness and continued uncertainty in the United States economy. In Europe, the Middle East & Africa, operating income increased 17% or $5.6 million to $38.8 million primarily due to improved operating results in Italy, as well as the start of our joint venture in Greece. This improvement was partially offset by lower results in Germany and the United Kingdom. In Asia/Pacific, operating income increased 14% or $1.3 million to $10.3 million due to improved results in Australia, Korea and Japan offset by lower income in Taiwan.

INTEREST EXPENSE, NET

Net interest expense was $3.8 million as compared with $5.1 million in the prior-year period. The decrease in net interest expense was primarily due to a lower effective interest rate compared with the prior-year period, resulting from our interest rate risk management strategy.

PROVISION FOR INCOME TAXES

The provision for income taxes represents Federal, foreign, state and local income taxes. The effective rate for income taxes for the three months ended September 30, 2001 was 34.5% as compared with 36.0% in the prior-year period. These rates reflect the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. The decrease in the effective income tax rate was principally attributable to ongoing tax planning initiatives. Also impacting the effective tax rate was a decrease in non-deductible domestic royalty expense and the elimination of certain non-deductible goodwill amortization resulting from the implementation of SFAS No.142, "Goodwill and Other Intangible Assets".

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds historically have been cash flows from operations and borrowings under commercial paper and committed and uncommitted credit lines provided by banks in the United States and abroad. At September 30, 2001, we had cash and cash equivalents of $157.4 million compared with $346.7 million at June 30, 2001.

We have a $750.0 million commercial paper program, under which we have issued, and intend to issue, commercial paper in the United States. Our commercial paper is currently rated A-1 by Standard & Poor's and P-1 by Moody's. Our long-term credit ratings are A+ by Standard & Poor's and A1 by Moody's. At September 30, 2001, our outstanding long-term borrowings consisted of $182.2 million of commercial paper; a $200.0 million term loan, which is due in February 2005; a
700.0 million yen loan payable (approximately $5.9 million at current exchange rates), which is due in April 2003; and a 3.0 billion yen term loan (approximately $25.5 million at current exchange rates), which is due in March 2006. Commercial paper is classified as long-term debt on our balance sheet based upon our intent and ability to refinance maturing commercial paper on a long-term basis. It is our policy to maintain backup facilities to support our commercial paper program and its classification as long-term debt. As of September 30, 2001, we had an unused $400.0 million revolving credit facility, expiring on June 28, 2006. We also have an effective shelf registration statement covering the potential issuance of up to $400.0 million in debt securities.

Our business is seasonal in nature and, accordingly, our working capital needs vary. To meet these needs, we could issue up to an additional $567.8 million of commercial paper under our program, issue long-term debt securities or borrow under the revolving credit facility. As of September 30, 2001, we also had $30.5 million in uncommitted facilities, $11.3 million of which was used.

Total debts as a percent of total capitalization was 20% at September 30, 2001 and June 30, 2001.

Net cash used for operating activities was $104.4 million during the three months ended September 30, 2001 as compared with $26.7 million in the prior-year period. This increase in net cash used for operating activities was the result of an increase in finished goods inventory levels attributable to a shortfall in expected shipments to customers and a temporary delay in anticipated cash collections on certain customer accounts receivable. This was primarily due to the continued economic slow down in the United States retail environment and the events of September 11, 2001. In addition, the increase in net cash used reflects the timing of payments made for pension plan contributions and other accrued expenses. Net cash used for investing activities was $58.0 million during the three months ended September 30, 2001, which primarily reflects capital expenditures. Net cash used for financing activities of $38.6 million primarily relates to common stock repurchases and dividend payments partially offset by proceeds of short-term debt.

On August 23, 2001, the Board of Directors declared a quarterly dividend of $.05 per share on our Class A and Class B Common Stock, payable on October 2, 2001 to stockholders of record at the close of business on September 14, 2001. Total dividends declared, including dividends on the $6.50 Cumulative Redeemable Preferred Stock, for the three months ended September 30, 2001 were $17.8 million.

In September 1998, our Board of Directors authorized a share repurchase program. We have purchased, and may continue to purchase, over an unspecified period of time, a total of up to eight million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. During September 2001, we purchased an additional one million shares for $34.2 million. To date, we have purchased approximately 2.1 million shares under this program.

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

Foreign Exchange Risk Management
We enter into forward exchange contracts to hedge purchases, receivables and payables denominated in foreign currencies for periods consistent with our identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on our costs and on the cash flows that we receive from foreign subsidiaries. Almost all foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions rated as strong investment grade by a major rating agency. We also enter into foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. The forward exchange contracts and foreign currency options have been designated as cash-flow hedges. As of September 30, 2001, these cash-flow hedges were highly effective, in all material respects.

As a matter of policy, we only enter into contracts with counterparties that have at least an "A" (or equivalent) credit rating. The counterparties to these contracts are major financial institutions. We do not have significant exposure to any one counterparty. Our exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized gains attributable to the contracts. Management believes risk of loss under these hedging contracts is remote and in any event would not be material to the consolidated financial results. The contracts have varying maturities through the end of August 2002. Costs associated with entering into such contracts have not been material to our consolidated financial results. We do not utilize derivative financial instruments for trading or speculative purposes. At September 30, 2001, we had foreign currency contracts in the form of forward exchange contracts and option contracts in the amount of $276.1 million and $58.6 million, respectively. The foreign currencies included in the forward exchange contracts (notional value stated in U.S. dollars) are principally the British pound ($83.7 million), Swiss franc ($37.4 million), Japanese yen ($37.0 million), Euro ($31.5 million), Korean won ($22.0 million), Canadian dollar ($14.0 million), Danish krone ($12.9 million), Taiwan dollar ($11.2 million) and Mexican peso ($6.3 million). The foreign currencies included in the option contracts (notional value stated in U.S. dollars) are principally the Euro ($38.5 million), Australian dollar ($8.6 million) and Japanese yen ($6.5 million).

Interest Rate Risk Management
We have entered into interest rate swaps to exchange floating rate for fixed rate interest payments periodically over the life of the agreements. In addition, we have purchased interest rate options that offer similar interest rate protection. The interest rate swaps and options have been designated as cash-flow hedges and were highly effective as of September 30, 2001. At September 30, 2001, we had interest rate swap and option agreements outstanding with notional principal amounts of $67.0 million and $133.0 million, respectively. For the three month period ended September 30, 2001, our interest rate swap carried a weighted average pay rate of 6.14% and a receive rate of 5.83%. The interest rate option agreements carried a weighted average pay rate of 6.14% and a receive rate of 6.74%.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Market Risk
Using the value-at-risk model, as discussed in our annual report on Form 10-K for the fiscal year ended June 30, 2001, our average value-at-risk, calculated for the most recent twelve months, is $3.2 million and $2.8 million related to our foreign exchange contracts and interest rate contracts, respectively. There have been no significant changes in market risk since June 30, 2001 that would have a material effect on our calculated value-at-risk exposure, as disclosed in the annual report on Form 10-K for the year ended June 30, 2001.

ACCOUNTING STANDARDS

Effective July 1, 2001, we adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". These statements established financial accounting and reporting standards for acquired goodwill and other intangible assets. Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. In accordance with SFAS No. 142, intangible assets, including purchased goodwill, must be evaluated for impairment. Those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives are no longer amortized. Based on the results of our transitional impairment testing, there will be no material impact on the consolidated financial results related to our intangible assets or purchased goodwill.

The following table presents pro forma net income and earning per share data restated to include the retroactive impact of the adoption of SFAS No. 142.

                                                                                         Three Months Ended
                                                                                            September 30
                                                                                        2001            2000
                                                                                        ----            ----
                                                                               (In millions, except per share data)

Reported Net Earnings Attributable to Common Stock........................           $    91.2       $    86.5
    Add back:
        Goodwill amortization, net of tax.................................                  -              3.3
                                                                                     ---------       ---------

Pro forma Net Earnings.....................................................           $    91.2       $    89.8
                                                                                     =========       =========

Basic net earnings per common share:
   Reported net earnings attributable to common stock before SFAS No. 142.           $     .38       $     .36
   SFAS No. 142 effect, net of tax........................................                   -             .01
                                                                                     ---------       ---------
   Pro forma net earnings attributable to common stock.....................           $     .38       $     .37
                                                                                     =========       =========

Diluted net earnings per common share:
   Reported net earnings attributable to common stock before SFAS No. 142.           $     .38       $     .36
   SFAS No. 142 effect, net of tax........................................                   -             .01
                                                                                     ---------       ---------
   Pro forma net earnings attributable to common stock.....................           $     .38       $     .37
                                                                                     =========       =========

Weighted average common shares outstanding:
   Basic..................................................................               238.9           238.1
   Diluted................................................................               242.3           242.2

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The EITF has reached consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives". This consensus addresses when sales incentives and discounts should be recognized, as well as where the related revenues and expenses should be classified in a registrant's financial statements. Currently, the cost of merchandise used in our gift-with-purchase and purchase-with-purchase activities, as well as any related revenues, are reported net, as operating expenses, in the accompanying consolidated statements of earnings. Upon adoption, we will classify revenues generated by these promotional activities as sales resulting in an increase of approximately 1.0% to 2.0% of annual net sales. The cost of promotional merchandise will be reclassified as a cost of sales. Although operating income will remain unchanged, gross margins for the full fiscal year will decrease by approximately 5.0% to 6.0% of sales, offset by a corresponding decrease in operating expenses. Due to variations in our launch calendar and the timing of promotions, we anticipate greater fluctuations in our gross margins and operating expenses on a quarter-by-quarter basis. Issue No. 00-14 will become effective in our fiscal 2002 third quarter and will be applied retroactively for purposes of comparability.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 will be effective for financial statements of fiscal years beginning after December 15, 2001. We expect to adopt this statement for our fiscal year ending June 30, 2003, and do not anticipate that it will have a material impact on our consolidated financial results.

INTERNET

Our strategic goals for the Internet are to enhance our brand equities, to reach new consumers, to forge deeper relationships with existing consumers and to strengthen our business with our traditional retailers. The strategy includes individual sites for our brands, a multi-brand website offering products from our portfolio and specially designed sites which will be available through the e-commerce sites of retailers who meet specific requirements. We currently have ten individual brand websites that educate and inform consumers about specific brands, with more in development. Five of the existing sites - esteelauder.com, clinique.com, origins.com, bobbibrown.com and maccosmetics.com - have e-commerce capabilities. In October 2001, we re-launched the Gloss.com multi-brand site we acquired in May 2000. The site currently features Estee Lauder, Clinique, Prescriptives, Origins, Bobbi Brown, Mo Ao C and Stila products. It also features products from Chanel, Inc. and Clarins (U.S.A.) Inc. which became co-venturers in Gloss.com in August 2000. Our Internet sales are currently limited to consumers in the United States and Canada. The impact of our overall Internet strategy on earnings is expected to be initially dilutive, particularly as we re-launch the multi-brand site.

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

         (v) social, political and economic risks to our foreign or domestic manufacturing, distribution and retail operations, including changes in foreign investment and trade policies and regulations of the host countries and of the United States;

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

         (viii) changes in global or local economic conditions that could affect consumer purchasing, the financial strength of our customers and the cost and availability of capital, which we may need for new equipment, facilities or acquisitions;

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

         (xiii) our ability to integrate acquired businesses and realize value therefrom; and

         (xiv) consequences attributable to the events that took place in New York City and Washington, D.C. on September 11, 2001, including further attacks, retaliation and the threat of further attacks or retaliation.

We assume no responsibility to update forward-looking statements made herein or otherwise.

                         THE ESTEE LAUDER COMPANIES INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                            September 30            June 30
                                                                                                 2001                2001
                                                                                                 ----                ----
                                                                                              (Unaudited)
                                                                                                       (In millions)
                                    ASSETS


Current Assets
Cash and cash equivalents...............................................................       $  157.4            $  346.7
Accounts receivable, net................................................................          794.1               580.6
Inventory and promotional merchandise, net..............................................          647.9               630.3
Prepaid expenses and other current assets...............................................          196.2               181.3
                                                                                               --------            --------
     Total current assets...............................................................        1,795.6             1,738.9
                                                                                               --------            --------

Property, Plant and Equipment, net......................................................          551.9               528.7
                                                                                               --------            --------

Other Assets
Investments, at cost or market value....................................................           34.0                41.0
Deferred income taxes...................................................................           71.7                70.1
Goodwill, net ..........................................................................          708.0               699.7
Other intangible assets, net............................................................           20.5                21.0
Other assets, net.......................................................................          118.8               119.4
                                                                                               --------            --------
     Total other assets.................................................................          953.0               951.2
                                                                                               --------            --------
              Total assets..............................................................       $3,300.5            $3,218.8
                                                                                               ========            ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Short-term debt.........................................................................       $   17.3            $    5.8
Accounts payable........................................................................          228.7               239.8
Accrued income taxes....................................................................          106.0                79.0
Other accrued liabilities...............................................................          518.0               532.1
                                                                                               --------            --------
     Total current liabilities..........................................................          870.0               856.7
                                                                                               --------            --------

Noncurrent Liabilities
Long-term debt..........................................................................          413.6               410.9
Other noncurrent liabilities............................................................          241.2               239.1
                                                                                               --------            --------
     Total noncurrent liabilities.......................................................          654.8               650.0
                                                                                               --------            --------


$6.50 Cumulative Redeemable Preferred Stock, at redemption value........................          360.0               360.0
                                                                                               --------            --------

Stockholders' Equity
Common stock, $.01 par value; 650,000,000 shares Class A authorized; shares issued: 126,127,585 at September 30, 2001 and 126,053,825 at June 30, 2001;
   240,000,000 shares Class B authorized; shares issued and outstanding:
   113,490,293 at September 30, 2001 and June 30, 2001..................................            2.4                 2.4
Paid-in capital.........................................................................          258.1               258.3
Retained earnings.......................................................................        1,322.0             1,242.7
Accumulated other comprehensive loss....................................................         (101.8)             (120.5)
                                                                                               --------            --------
                                                                                                1,480.7             1,382.9
Less: Treasury stock, at cost; 1,877,860 Class A shares at September 30, 2001
   and 877,860 at June 30, 2001.........................................................          (65.0)              (30.8)
                                                                                               --------            --------
     Total stockholders' equity.........................................................        1,415.7             1,352.1
                                                                                               --------            --------
              Total liabilities and stockholders' equity................................       $3,300.5            $3,218.8
                                                                                               ========            ========

                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                       Three Months Ended
                                                                                                          September 30
                                                                                                       2001          2000
                                                                                                       ----          ----

                                                                                                          (In millions)
Cash Flows from Operating Activities
   Net earnings...............................................................................     $    97.1      $   92.4
   Adjustments to reconcile net earnings to net cash
     flows used for operating activities:
       Depreciation and amortization..........................................................          37.7          35.7
       Amortization of purchased royalty rights...............................................           -             4.4
       Deferred income taxes..................................................................           2.0          (2.0)
       Minority interest......................................................................           0.6           0.2
       Cumulative effect of a change in accounting principle..................................           -             2.2
       Non-cash stock compensation............................................................          (2.0)         (2.1)

   Changes in operating assets and liabilities:
       Increase in accounts receivable, net...................................................        (197.4)       (194.2)
       (Increase) decrease in inventory and promotional merchandise, net......................          (7.2)         13.3
       Increase in other assets, net..........................................................         (18.4)        (35.2)
       Decrease in accounts payable...........................................................         (15.3)         (8.6)
       Increase in accrued income taxes.......................................................          25.5          35.8
       Increase (decrease) in other accrued liabilities.......................................         (24.6)         24.5
       Increase (decrease) in other noncurrent liabilities....................................          (2.4)          6.9
                                                                                                   ----------     --------
         Net cash flows used for operating activities.........................................        (104.4)        (26.7)
                                                                                                   ----------     ---------

Cash Flows from Investing Activities
   Capital expenditures.......................................................................         (50.1)        (38.7)
   Acquisition of businesses, net of cash acquired............................................         (10.0)         (2.4)
   Purchase of long-term investments..........................................................           -            (0.1)
   Proceeds from the disposition of long-term investments.....................................           2.1           0.9
                                                                                                   ---------      --------
         Net cash flows used for investing activities.........................................         (58.0)        (40.3)
                                                                                                   ----------     --------

Cash Flows from Financing Activities
   Increase (decrease) in short-term debt, net................................................          11.1          (0.3)
   Proceeds from the issuance of commercial paper.............................................           1.2           -
   Net proceeds from employee stock transactions..............................................           1.1           1.5
   Payments to acquire treasury stock.........................................................         (34.2)          -
   Dividends paid.............................................................................         (17.8)        (17.7)
                                                                                                   ----------     --------
         Net cash flows used for financing activities.........................................         (38.6)        (16.5)
                                                                                                   ----------     --------

Effect of Exchange Rate Changes on Cash and Cash Equivalents..................................          11.7          (3.0)
                                                                                                   ---------      --------

   Net Decrease in Cash and Cash Equivalents..................................................        (189.3)        (86.5)
   Cash and Cash Equivalents at Beginning of Period...........................................         346.7         320.3
                                                                                                   ---------      --------
   Cash and Cash Equivalents at End of Period.................................................     $   157.4      $  233.8
                                                                                                   =========      ========

Supplemental disclosures of cash flow information:

   Cash paid during the period for:
       Interest ..............................................................................     $     4.9      $    6.7
                                                                                                   =========      ========
       Income taxes...........................................................................     $    15.2      $   24.4
                                                                                                   =========      ========
   Non-cash items:
       Tax benefit from exercise of stock options.............................................     $     0.6      $    0.7
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

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K for the year ended June 30, 2001.

Net Earnings Per Common Share

For the three month period ended September 30, 2001, net earnings per common share ("basic EPS") is computed by dividing net earnings, after deducting preferred stock dividends on the Company's $6.50 Cumulative Redeemable Preferred Stock, by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions). Net earnings per common share assuming dilution ("diluted EPS") is computed by reflecting potential dilution from the exercise of stock options.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

                                                                                       Three Months Ended
                                                                                         September 30
                                                                                        2001         2000
                                                                                        ----         ----
                                                                                           (Unaudited)
                                                                              (In millions, except per share data)
Numerator:
Net earnings before accounting change.................................                 $  97.1      $  94.6
Preferred stock dividends.............................................                    (5.9)        (5.9)
                                                                                       -------      -------
Net earnings attributable to common stock before accounting change....                    91.2         88.7
Cumulative effect of a change in accounting principle, net of tax.....                       -         (2.2)
                                                                                       -------      -------
Net earnings attributable to common stock.............................                 $  91.2      $  86.5
                                                                                       =======      =======

Denominator:
Weighted average common shares outstanding - Basic....................                   238.9        238.1
Effect of dilutive securities: Stock options..........................                     3.4          4.1
                                                                                       -------      -------
Weighted average common shares outstanding - Diluted..................                   242.3        242.2
                                                                                       =======      =======

Basic net earnings per common share:
Net earnings before accounting change.................................                 $   .38      $   .37
Cumulative effect of a change in accounting principle, net of tax.....                       -         (.01)
                                                                                       -------      -------
Net earnings..........................................................                 $   .38      $   .36
                                                                                       =======      =======

Diluted net earnings per common share:
Net earnings before accounting change.................................                 $   .38      $   .37
Cumulative effect of a change in accounting principle, net of tax.....                       -         (.01)
                                                                                       -------      -------
Net earnings..........................................................                 $   .38      $   .36
                                                                                       =======      =======

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2001, options to purchase 12.3 million shares of common stock were not included in the computation of diluted EPS because the exercise prices of those options were greater than the average market price of the common stock. The options were still outstanding at the end of the period.

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and retail customer deductions of $28.4 million and $26.8 million as of September 30, 2001 and June 30, 2001, respectively.

Inventory and Promotional Merchandise

Inventory and promotional merchandise only include inventory considered saleable or usable in future periods, and are stated at the lower of cost or market, with cost being determined on the first-in, first-out method. Promotional merchandise is charged to expense at the time the merchandise is shipped to the Company's customers.


                                                                        September 30        June 30
                                                                           2001               2001
                                                                           ----               ----
                                                                         (Unaudited)
                                                                                 (In millions)
        Inventory and promotional merchandise consists of:
           Raw materials.........................................         $  155.2          $ 172.9
           Work in process.......................................             20.2             24.4
           Finished goods........................................            369.1            308.0
           Promotional merchandise...............................            103.4            125.0
                                                                          --------          -------
                                                                          $  647.9          $ 630.3
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

                                                                        September 30        June 30
                                                                            2001              2001
                                                                            ----              ----
                                                                         (Unaudited)
                                                                                   (In millions)

         Land ...................................................         $   12.9          $  12.7
         Buildings and improvements..............................            140.1            135.7
         Machinery and equipment.................................            585.6            563.2
         Furniture and fixtures..................................             78.3             77.5
         Leasehold improvements..................................            341.4            311.2
                                                                          --------          -------
                                                                           1,158.3          1,100.3
         Less accumulated depreciation and amortization..........            606.4            571.6
                                                                          --------          -------
                                                                          $  551.9          $ 528.7
                                                                          ========          =======

Depreciation and amortization of property, plant and equipment was $31.4 million and $24.7 million during the three months ended September 30, 2001 and 2000, respectively.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Other Intangible Assets

Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". These statements established financial accounting and reporting standards for acquired goodwill and other intangible assets. Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. In accordance with SFAS No. 142, intangible assets, including purchased goodwill, must be evaluated for impairment. Those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives are no longer amortized. Based on the results of the Company's transitional impairment testing, there will be no material impact on the consolidated financial results related to intangible assets or purchased goodwill.

The following table presents pro forma net income and earning per share data restated to include the retroactive impact of the adoption of SFAS No. 142.

                                                                                        Three Months Ended
                                                                                           September 30
                                                                                          2001         2000
                                                                                          ----         ----
                                                                                             (Unaudited)
                                                                               (In millions, except per share data)

Reported Net Earnings Attributable to Common Stock........................           $   91.2        $   86.5
    Add back:
        Goodwill amortization, net of tax.................................                  -             3.3
                                                                                     --------        --------

Pro forma Net Earnings.....................................................           $   91.2        $   89.8
                                                                                     ========        ========

Basic net earnings per common share:
   Reported net earnings attributable to common stock before SFAS No. 142.           $    .38        $    .36
   SFAS No. 142 effect, net of tax........................................                  -             .01
                                                                                     --------        --------
   Pro forma net earnings attributable to common stock.....................           $    .38        $    .37
                                                                                     ========        ========

Diluted net earnings per common share:
   Reported net earnings attributable to common stock before SFAS No. 142.           $    .38        $    .36
   SFAS No. 142 effect, net of tax........................................                  -             .01
                                                                                     --------        --------
   Pro forma net earnings attributable to common stock.....................           $    .38        $    .37
                                                                                     ========        ========

Weighted average common shares outstanding:
   Basic..................................................................              238.9           238.1
   Diluted................................................................              242.3           242.2

Goodwill

The change in the carrying amount of goodwill for the three months ended September 30, 2001 is as follows:

                                                                                          Three Months Ended
                                                                                          September 30, 2001
                                                                                          ------------------
                                                                                             (Unaudited)
                                                                                            (In millions)

Balance as of June 30, 2001...............................................                     $699.7
   Goodwill acquired during the period....................................                        8.3
                                                                                               ------
Balance as of September 30, 2001..........................................                     $708.0
                                                                                               ======

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OTHER INTANGIBLE ASSETS

The components of other intangible assets as of September 30, 2001 consist of the following:

                                                                                          September 30, 2001
                                                                                     ---------------------------
                                                                                             (Unaudited)
                                                                                            (In millions)

                                                                                     Gross Carrying  Accumulated
      Amortized intangible assets consist of:                                            Value       Amortization
                                                                                     --------------  ------------

         Estee Lauder royalty rights......................................           $    88.5       $    88.5
         Licensing agreements.............................................                15.0             5.2
         Trademarks.......................................................                16.6             7.0
         Patents..........................................................                 1.6             0.5
                                                                                     ---------       ---------

      Total...............................................................           $   121.7       $   101.2
                                                                                     =========       =========

The aggregate amortization expense for the three months ended September 30, 2001 was $0.8 million. The amortization expense for the fiscal years ending June 30, 2002 through 2006 is estimated to be $3.0 million each fiscal year.

Restructuring Accrual

During the three month period ending September 30, 2001, the Company paid $5.9 million, thereby reducing its restructuring accrual which had been established in June of fiscal 2001. Approximately $4.0 million of this amount related to severance payments to 40 employees.

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. Actual results could differ from those estimates and assumptions.

Recently Issued Accounting Standards

The Emerging Issues Task Force ("EITF") has reached consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives". This consensus addresses when sales incentives and discounts should be recognized, as well as where the related revenues and expenses should be classified in a registrant's financial statements. Currently, the cost of merchandise used in the Company's gift-with-purchase and purchase-with-purchase activities, as well as any related revenues, are reported net, as operating expenses, in the accompanying consolidated statements of earnings. Upon adoption, revenues generated by these promotional activities will be classified as sales resulting in an increase of approximately 1.0% to 2.0% of annual net sales. The cost of promotional merchandise will be reclassified as a cost of sales. Although operating income remains unchanged, gross margins for the full fiscal year will decrease by approximately 5.0% to 6.0% of sales, offset by a corresponding decrease in operating expenses. Due to variations in the Company's launch calendar and the timing of promotions, the Company anticipates greater fluctuations in gross margins and operating expenses on a quarter-by-quarter basis. Issue No. 00-14 will become effective for the Company's fiscal 2002 third quarter and will be applied retroactively for purposes of comparability.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 will be effective for financial statements of fiscal years beginning after December 15, 2001. We expect to adopt this statement for our fiscal year ending June 30, 2003, and do not anticipate that it will have a material impact on the Company's consolidated financial results.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - COMPREHENSIVE  INCOME

The components of accumulated other comprehensive income ("OCI") included in the accompanying consolidated balance sheets consist of net unrealized investment gain (loss), net gain or (loss) on derivative instruments designated and qualifying as cash-flow hedging instruments, net minimum pension liability adjustments and cumulative translation adjustments as of the end of each period.

Comprehensive income and its components, net of tax, are as follows:

                                                                                         Three Months Ended
                                                                                            September 30
                                                                                         2001          2000
                                                                                         ----          ----
                                                                                             (Unaudited)
                                                                                            (In millions)

Net earnings..............................................................           $    97.1       $    92.4
                                                                                     ---------       ---------
Other comprehensive income:
    Net unrealized investment gain (loss).................................                (2.9)            1.0
    Net derivative instruments gain (loss)................................                (0.6)            5.2
    Net minimum pension liability adjustments.............................                (0.3)              -
    Translation adjustments...............................................                22.5           (20.0)
                                                                                     ---------       ----------

    Other comprehensive income............................................                18.7           (13.8)
                                                                                     ---------       ----------

Comprehensive income......................................................           $   115.8       $    78.6
                                                                                     =========       =========


The accumulated net loss on derivative instruments for the three months ended September 30, 2001 consists of the following:

                                                                                        Three Months Ended
                                                                                        September 30, 2001
                                                                                        ------------------
                                                                                            (Unaudited)
                                                                                           (In millions)

    OCI - Net derivative instruments, beginning of period.................                   $  (2.0)
                                                                                             --------
     Loss on derivative instruments.......................................                      (1.2)
     Reclassification to earnings of net loss during the period...........                       0.4
     Provision for deferred income taxes..................................                       0.2
                                                                                             -------
        Net derivative instruments gain (loss)............................                      (0.6)
                                                                                             -------
    OCI - Net derivative instruments, end of period.......................                   $  (2.6)
                                                                                             ========

Of the $2.6 million net derivative instruments loss recorded in OCI at the end of the period, $3.2 million, net of tax, related to interest rate swaps and options. Offsetting the net loss was $0.6 million, net of tax, related to forward contracts and foreign currency options that the Company estimates will be reclassified to earnings as gains during the next nine months. OCI gains or losses relating to interest rate swaps or options will be charged to earnings over the remaining life of the debt instruments (through February 2005).

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - SEGMENT DATA AND RELATED INFORMATION

Reportable operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the "Chief Executive") in deciding how to allocate resources and in assessing performance. The Company evaluates segment performance based upon net sales and operating income. Operating income represents earnings before income taxes and net interest expense. The accounting policies for each of the reportable segments are substantially the same as those for the consolidated financial statements, as described in the segment data and related information footnote, included in the June 30, 2001 annual report on Form 10-K. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements, thus no additional information is produced for the Chief Executive or included herein. There has been no significant variance in the total or long-lived asset value associated with each segment since June 30, 2001.

                                                                                            Three Months Ended
                                                                                                September 30
                                                                                            2001          2000
                                                                                            ----          ----
                                                                                                (Unaudited)
                                                                                               (In millions)
SEGMENT DATA
   Net Sales:
      Skin Care........................................................               $   393.5     $   395.2
      Makeup...........................................................                   447.5         431.3
      Fragrance........................................................                   291.3         299.8
      Hair Care........................................................                    50.0          45.6
      Other............................................................                     5.4           5.8
                                                                                      ---------     ---------
                                                                                       $1,187.7     $ 1,177.7
                                                                                       ========     =========
   Operating Income:
      Skin Care........................................................               $    66.6     $    66.8
      Makeup...........................................................                    54.1          53.8
      Fragrance........................................................                    31.0          32.5
      Hair Care........................................................                     1.7           0.2
      Other............................................................                    (0.5)            -
                                                                                      ---------     ---------
                                                                                          152.9         153.3
      Reconciliation:
         Interest expense, net.........................................                     3.8           5.1
                                                                                      ---------     ---------
      Earnings before income taxes and minority interest...............               $   149.1     $   148.2
                                                                                      =========     =========


REGIONAL DATA
   Net Sales:
      The Americas.....................................................               $   765.4     $   783.1
      Europe, the Middle East & Africa.................................                   272.3         255.1
      Asia/Pacific.....................................................                   150.0         139.5
                                                                                      ---------     ---------
                                                                                      $ 1,187.7     $ 1,177.7
                                                                                      =========     =========
   Operating Income:
      The Americas.....................................................               $   103.8     $   111.1
      Europe, the Middle East & Africa.................................                    38.8          33.2
      Asia/Pacific.....................................................                    10.3           9.0
                                                                                      ---------     ---------
                                                                                      $   152.9     $   153.3
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

In August 2000, an affiliate of Revlon, Inc. sued the Company and its subsidiaries in the U.S. District Court, Southern District of New York, for alleged patent infringement and related claims. Revlon claims that five Estee Lauder products, two Origins foundations, a La Mer concealer and a jane foundation infringe its patent. Revlon is seeking, among other things, treble damages, punitive damages, equitable relief and attorneys' fees. The Company has filed counterclaims which, among other things, challenge the validity of the patent and allege violations of Federal antitrust laws. Mediation directed by the Court took place in August 2001, but did not result in any resolution of the litigation. The case is scheduled for trial at the end of February 2002 and final trial preparations are underway. The Company intends to defend itself vigorously. Although the final outcome of the lawsuit cannot be predicted with certainty, based on the Company's analysis and the discovery proceedings in the litigation, management believes that the case will not have a material adverse effect on the Company's consolidated financial results.

In February 2000, the Company and eight other manufacturers of cosmetics (the "Manufacturer Defendants") were added as defendants in a consolidated class action lawsuit that had been pending in the Superior Court of the State of California in Marin County. The plaintiffs purport to represent a class of all California residents who purchased prestige cosmetic products at retail for personal use from a number of department stores that sold such products in California (the "Department Store Defendants"). Plaintiffs filed their initial actions against the Department Store Defendants in May 1998. In May 2000, plaintiffs filed an amended complaint alleging that the Department Store Defendants and the Manufacturer Defendants conspired to fix and maintain retail prices and to limit the supply of prestige cosmetic products sold by the Department Store Defendants in violation of California state law. The plaintiffs are seeking, among other things, treble damages, equitable relief, attorneys' fees, interest and costs. Pre-trial proceedings and discovery have commenced. Court-directed mediation started in May 2001 and is continuing under the supervision of a mediator selected jointly by the parties. The Company intends to defend itself vigorously. While no assurance can be given as to the ultimate outcome of this lawsuit, based on preliminary investigation, management believes that the case will not have a material adverse effect on the Company's consolidated financial results.

In 1998, the Office of the Attorney General of the State of New York (the "State") notified the Company and ten other entities that they are potentially responsible parties ("PRPs") with respect to the Blydenburgh landfill in Islip, New York. Each PRP may be jointly and severally liable for the costs of investigation and cleanup, which the State estimates to be $16 million. While the State has sued other PRPs in connection with the site, the State has not sued the Company. The Company and some other PRPs are in discussions with the State regarding possible settlement of the matter. While no assurance can be given as to the ultimate outcome, management believes that the matter will not have a material adverse effect on the Company's consolidated financial results.

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

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits  --

          10.1 Employment Agreement with Patrick Bousquet-Chavanne.*
          10.2 Employment Agreement with Daniel J. Brestle.*
          10.3 Employment Agreement with William P. Lauder.*

* Exhibit is a management contract or compensatory plan or arrangement.

(b)      Reports on Form 8-K  --

On August 16, 2001, we filed a Current Report on Form 8-K. Pursuant to Item 5 of Form 8-K, we reported our fiscal 2001 full-year and fourth-quarter results and our then anticipated fiscal 2002 full-year and first-quarter results.

On September 28, 2001, we filed a Current Report on Form 8-K. Pursuant to Item 5 of Form 8-K, we updated our then existing estimates of our fiscal 2002 first-quarter and full-year net sales and net earnings expectations.

On October 25, 2001, we filed a Current Report on Form 8-K. Pursuant to Item 5 of Form 8-K, we reported our fiscal 2002 first-quarter results and our anticipated fiscal 2002 second-quarter and full-year results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           THE ESTEE LAUDER COMPANIES INC.



Date:  October 25, 2001                    By:    /s/Richard W. Kunes
                                                 ---------------------
                                                    Richard W. Kunes
                                                  Senior Vice President
                                                and Chief Financial Officer
                                                 (Principal Financial and
                                                    Accounting Officer)