Form 10-Q
period 2001-12-31
ESTEE LAUDER COMPANIES INC
filed 2002-01-31
CIK 1001250

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004
                             ----------------------

                                    FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                For the quarterly period ended December 31, 2001

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]


At January 25, 2002, 129,425,544 shares of the registrant's Class A Common Stock, $.01 par value, and 108,412,533 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding.

                         THE ESTEE LAUDER COMPANIES INC.

                                      INDEX
                                                                   Page
Part I. Financial Information

Consolidated Statements of Earnings --
     Three Months and Six Months Ended December 31, 2001 and 2000    2

Management's Discussion and Analysis of
     Financial Condition and Results of Operations ..............    3

Consolidated Balance Sheets --
     December 31, 2001 and June 30, 2001 ........................   16

Consolidated Statements of Cash Flows --
     Six Months Ended December 31, 2001 and 2000 ................   17

Notes to Consolidated Financial Statements ......................   18

Part II. Other Information ......................................   25

                         THE ESTEE LAUDER COMPANIES INC.

                          PART I. FINANCIAL INFORMATION

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                                          Three Months Ended           Six Months Ended
                                                                              December 31                 December 31
                                                                          --------------------       -------------------
                                                                            2001        2000            2001        2000
                                                                            ----        ----            ----        ----

                                                                                  (In millions, except per share data)

Net Sales........................................................          $1,257.4   $1,291.6        $2,445.1    $2,469.3
Cost of sales....................................................             276.4      278.0           530.9       541.3
                                                                            -------    -------         -------     -------

Gross Profit.....................................................             981.0    1,013.6         1,914.2     1,928.0
                                                                            -------    -------         -------     -------

Operating expenses:
   Selling, general and administrative...........................             832.7      803.0         1,609.0     1,555.9
   Related party royalties.......................................               4.8        7.1             8.8        15.3
                                                                            -------    -------         -------     -------
                                                                              837.5      810.1         1,617.8     1,571.2
                                                                            -------    -------         -------     -------

Operating Income.................................................             143.5      203.5           296.4       356.8

Interest expense, net............................................               1.9        4.3             5.7         9.4
                                                                            -------    -------         -------     -------
Earnings before Income Taxes, Minority Interest
 and Accounting Change...........................................             141.6      199.2           290.7       347.4

Provision for income taxes.......................................              48.9       71.7           100.3       125.1
Minority interest, net of tax....................................              (2.6)      (0.2)           (3.2)       (0.4)
                                                                            -------    -------         -------      ------
Net Earnings before Accounting Change............................              90.1      127.3           187.2       221.9

Cumulative effect of a change in accounting principle, net of tax                 -         -            (20.6)       (2.2)
                                                                            -------    -------         -------      ------
Net Earnings ....................................................              90.1      127.3           166.6       219.7

Preferred stock dividends........................................               5.8        5.8            11.7        11.7
                                                                            -------    -------         -------      ------
Net Earnings Attributable to Common Stock........................          $   84.3   $  121.5        $  154.9     $ 208.0
                                                                           ========   ========        ========     =======

Basic net earnings per common share:
     Net earnings attributable to common stock before
      accounting change..........................................          $    .35   $    .51        $    .74     $   .88
     Cumulative effect of a change in accounting principle, net of tax            -          -            (.09)       (.01)
                                                                           --------   --------        --------     -------
     Net earnings attributable to common stock...................          $    .35   $    .51        $    .65     $   .87
                                                                           ========   ========        ========     =======

Diluted net earnings per common share:
     Net earnings attributable to common stock before
      accounting change..........................................          $    .35   $    .50        $    .73     $   .87
     Cumulative effect of a change in accounting principle, net of tax            -          -            (.09)       (.01)
                                                                           --------   --------        --------     -------
     Net earnings attributable to common stock...................          $    .35   $    .50        $    .64     $   .86
                                                                           ========   ========        ========     =======

Weighted average common shares outstanding:
     Basic.......................................................             238.1      238.2           238.5       238.2
     Diluted.....................................................             240.7      242.2           241.5       242.2

Cash dividends declared per common share.........................          $    .05   $    .05        $    .10     $   .10

                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

We manufacture, market and sell skin care, makeup, fragrance and hair care products which are distributed in over 120 countries and territories. The following is a comparative summary of operating results for the three and six months ended December 31, 2001 and 2000, and reflects the basis of presentation described in Note 1 to the consolidated financial statements for all periods presented. Sales of products and services that do not meet our definition of skin care, makeup, fragrance or hair care have been included in the "other" category.

                                                                           Three Months Ended         Six Months Ended
                                                                              December 31                December 31
                                                                          --------------------       -------------------
                                                                            2001       2000             2001       2000
                                                                            ----       ----             ----       ----
                                                                                            (In millions)
NET SALES
   By Region:
      The Americas...............................................         $   722.7  $   747.1        $1,488.1   $1,530.2
      Europe, the Middle East & Africa...........................             359.5      366.9           631.8      622.0
      Asia/Pacific...............................................             175.2      177.6           325.2      317.1
                                                                          ---------  ---------        --------   --------
                                                                          $ 1,257.4  $ 1,291.6        $2,445.1   $2,469.3
                                                                          =========  =========        ========   ========

   By Product Category:
      Skin Care..................................................         $   431.7  $   423.2        $  825.2   $  818.4
      Makeup.....................................................             416.1      420.5           863.6      851.8
      Fragrance..................................................             346.7      396.9           638.0      696.7
      Hair Care..................................................              58.4       43.0           108.4       88.6
      Other......................................................               4.5        8.0             9.9       13.8
                                                                          ---------  ---------        --------   --------
                                                                          $ 1,257.4  $ 1,291.6        $2,445.1   $2,469.3
                                                                          =========  =========        ========   ========

OPERATING INCOME
   By Region:
      The Americas...............................................         $    61.1  $   106.4        $  164.9   $  217.5
      Europe, the Middle East & Africa...........................              53.8       70.6            92.6      103.8
      Asia/Pacific...............................................              28.6       26.5            38.9       35.5
                                                                          ---------  ---------        --------   --------
                                                                          $   143.5  $   203.5        $  296.4   $  356.8
                                                                          =========  =========        ========   ========

   By Product Category:
      Skin Care..................................................         $    77.3  $    85.5        $  143.9   $  152.3
      Makeup.....................................................              45.1       64.6            99.2      118.4
      Fragrance..................................................              11.5       46.1            42.5       78.6
      Hair Care..................................................              10.0        6.2            11.7        6.4
      Other......................................................              (0.4)       1.1            (0.9)       1.1
                                                                          ---------  ---------        --------   --------
                                                                          $   143.5  $   203.5        $  296.4   $  356.8
                                                                          =========  =========        ========   ========

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table presents certain consolidated earnings data as a percentage of net sales:

                                                                          Three Months Ended        Six Months Ended
                                                                              December 31              December 31
                                                                          --------------------     -------------------
                                                                             2001       2000          2001       2000
                                                                             ----       ----          ----       ----
Net sales........................................................            100.0%    100.0%         100.0%     100.0%
Cost of sales....................................................             22.0      21.5           21.7       21.9
                                                                            ------     -----         ------     ------
Gross profit.....................................................             78.0      78.5           78.3       78.1
                                                                            ------     -----         ------     ------
Operating expenses
   Selling, general and administrative...........................             66.2      62.2           65.8       63.0
   Related party royalties.......................................              0.4       0.5            0.4        0.6
                                                                            ------     -----         ------     ------
                                                                              66.6      62.7           66.2       63.6
                                                                            ------     -----         ------     ------

Operating income.................................................             11.4      15.8           12.1       14.5
Interest expense, net............................................              0.1       0.4            0.2        0.4
                                                                            ------     -----         ------     ------

Earnings before income taxes, minority interest and accounting
   change........................................................             11.3      15.4           11.9       14.1
Provision for income taxes.......................................              3.9       5.5            4.1        5.1
Minority interest, net of tax....................................             (0.2)        -           (0.1)         -
                                                                            ------     -----         ------     ------

Net earnings before accounting change............................              7.2       9.9            7.7        9.0
Cumulative effect of a change in accounting principle, net of tax                -         -           (0.9)      (0.1)
                                                                            ------     -----         ------     ------
Net earnings.....................................................              7.2%      9.9%           6.8%       8.9%
                                                                            ======     =====         ======     ======


Second Quarter Fiscal 2002 as Compared with Second Quarter Fiscal 2001

NET SALES

Net sales decreased 3% or $34.2 million to $1,257.4 million. The lower level of net sales compared with the prior-year quarter resulted from continued weakness and uncertainty of the economy, particularly in the United States, and a sharp 39% reduction in travel retail sales, which resulted from reduced worldwide travel. Additionally, during the current quarter, U.S. retailers reduced their inventory levels in response to lower consumer confidence and discretionary spending. Despite these difficulties, we were able to generate growth in certain newer brands.

Product Categories

Skin Care
Net sales of skin care products increased 2% or $8.5 million to $431.7 million. Increases in net sales were primarily attributable to recently launched products such as Total Turnaround Visible Skin Renewer, LightSource Transforming Moisture Lotion and Cream and A Perfect World. Initial shipments of Moisture Surge Extra, Moisture Surge Eye Gel and Advanced Night Repair Eye Recovery Complex also contributed to additional sales during the current quarter. Partially offsetting these increases were lower net sales of certain existing products such as Turnaround Cream and Stop Signs. The very successful prior year launch of Idealist Lotion and Anti-Gravity Firming Lift Cream created a difficult comparison with the current-year quarter.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Makeup
Makeup net sales decreased 1% or $4.4 million to $416.1 million, reflecting lower net sales of existing products such as Long Last Soft Shine Lipstick, Pair of Shades Eyeshadow Duo and Go Pout Lipstick. The decrease is partially offset by recently launched products such as Gentle Light Makeup and Powder, High Impact Eye Shadow Duos, Lash Doubling Mascara and Moisture Surge Lipstick.

Fragrance
Net sales of fragrance products decreased 13% or $50.2 million to $346.7 million. This category continued to be impacted by the softness of the fragrance business in the United States and was further affected by the reduction in inventory levels at U.S. retailers discussed above. The decline in our travel retail business, which depends substantially on fragrance products, also negatively impacted this category. On a product basis, lower sales of Tommy Hilfiger licensed products, Estee Lauder pleasures, Beautiful and DKNY for Women were partially offset by sales of T, a new fragrance in the Tommy Hilfiger line, which was launched in the current-period quarter.

Hair Care
Hair care net sales increased 36% or $15.4 million to $58.4 million. This increase was primarily the result of sales growth from Aveda, Bumble and bumble and Clinique products. We also increased the number of Company-owned Aveda Environmental Lifestyle Stores.

The introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

Geographic Regions
Net sales in the Americas decreased 3% or $24.4 million to $722.7 million. This decrease was primarily due to continued weakness and uncertainty in the U.S. economy, which has prompted inventory contraction by U.S. retailers, and reduced replenishment orders for us. We expect these conditions to persist into the next fiscal year and are planning accordingly. In Europe, the Middle East & Africa, net sales decreased 2% or $7.4 million to $359.5 million. This decrease was primarily the result of significantly lower net sales in our travel retail business, which has been adversely affected by a decrease in worldwide travel. Excluding the impact of our travel retail business, Europe, the Middle East & Africa net sales increased 8% or $22.5 million. Net sales in the United Kingdom and Spain increased double-digits. We also benefited from sales in Greece where we recently formed a joint venture, in which we own a controlling majority interest, to replace the prior distributor there. We expect our travel retail business will continue to be adversely affected by a decrease in worldwide travel. Net sales in Asia/Pacific decreased 1% or $2.4 million to $175.2 million primarily due to lower net sales in Japan, partially offset by higher net sales in Korea and Thailand. Japan continues to remain a difficult market due to local economic conditions and increasing market share competition, coupled with the weakening of the Japanese yen as compared with the U.S. dollar. Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 6%.

We strategically stagger our new product launches by geographic market, which may contribute to differences in regional sales growth.


COST OF SALES

Cost of sales as a percentage of total net sales was 22.0% as compared with 21.5% in the prior-year quarter. The lower margin can be attributed in part to production volume decreases resulting in under-absorption of overhead. In addition, lower than planned raw material purchases reduced anticipated savings from sourcing initiatives. Partially offsetting these negative factors were lower sales volumns of products with a higher cost of goods, particularly in travel retail and fragrance.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATING EXPENSES

Operating expenses increased to 66.6% of net sales as compared with 62.7% of net sales in the prior-year quarter. The increase in operating expenses as a percentage of net sales reflects a slower growth rate in sales than operating expenses, primarily due to economic conditions in the United States as discussed above. As part of our long-term strategies, we continued to emphasize the building of "brand equities" through advertising and promotional spending and retail store expansion despite difficult economic times. Changes in advertising and promotional spending result from the type, timing and level of advertising and promotional activities related to product launches and rollouts, as well as the markets being emphasized.

OPERATING INCOME

Operating income decreased 30% or $60.0 million to $143.5 million as compared with the prior-year quarter. Operating margins were 11.4% of net sales in the current period as compared with 15.8% in the prior-year quarter. The decrease in operating margin was primarily due to lower than planned sales coupled with increased support spending and new distribution channel costs. This was partially offset by the exclusion of amortization expense due to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and the November 2000 expiration of amortization related to purchased royalty rights.

Product Categories
Operating income decreased 75% to $11.5 million in fragrance, 30% to $45.1 million in makeup and 10% to $77.3 million in skin care. These decreases were primarily caused by lower than anticipated sales levels, coupled with continued advertising and promotional spending to promote new and recently launched products. Hair care operating income increased 61%, from a smaller base, to $10.0 million primarily reflecting sales growth at Aveda and Bumble and bumble.

Geographic Regions
Operating income in the Americas decreased 43% or $45.3 million to $61.1 million primarily due to continued weakness in the U.S. economy. In Europe, the Middle East & Africa, operating income decreased 24% or $16.8 million to $53.8 million primarily due to the significant decrease in our travel retail business. Operating results improved in a number of markets led by Germany and the United Kingdom, and we benefited from the inclusion of operating results from our joint venture in Greece. In Asia/Pacific, operating income increased 8% or $2.1 million to $28.6 million due to improved results in Taiwan, Korea and Australia, partially offset by lower operating income in Japan.

INTEREST EXPENSE, NET

Net interest expense was $1.9 million as compared with $4.3 million in the prior-year quarter. The decrease in net interest expense resulted from a lower effective interest rate than that in the prior-year quarter. This was primarily due to our interest rate risk management strategy that relied on commercial paper and variable-rate term loans. In January 2002, we took advantage of prevailing market rates and issued fixed rate long-term notes to replace our variable-rate debt. We believe this will mitigate future interest rate volatility, but we expect it will result in a higher level of interest expense in the near term.

PROVISION FOR INCOME TAXES

The provision for income taxes represents Federal, foreign, state and local income taxes. The effective rate for income taxes for the three months ended December 31, 2001 was 34.5% as compared with 36.0% in the prior-year quarter. These rates reflect the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The decrease in the effective income tax rate was principally attributable to ongoing tax planning initiatives. Also impacting the effective tax rate was a decrease in non-deductible domestic royalty expense and the elimination of certain non-deductible goodwill amortization resulting from the implementation of SFAS No. 142, "Goodwill and Other Intangible Assets".


Six Months Fiscal 2002 as compared with Six Months Fiscal 2001

NET SALES

Net sales decreased 1% or $24.2 million to $2,445.1 million. Decreased net sales resulted from the continued weakness and uncertainty of the economy, particularly in the United States, and a sharp 22% reduction in travel retail sales due to a decrease in worldwide travel. Additionally, U.S. retailers reduced their inventory levels in response to lower consumer confidence and discretionary spending. Sales growth from our newer brands partially offset these decreases.

Product Categories

Skin Care
Net sales of skin care products increased 1% or $6.8 million to $825.2 million. Excluding the impact of foreign currency translation, net sales increased 3%. Increases in net sales were primarily attributable to recently launched products such as Total Turnaround Visible Skin Renewer, LightSource Transforming Moisture Lotion and Cream and A Perfect World. Initial shipments of Moisture Surge Extra, Moisture Surge Eye Gel and Advanced Night Repair Eye Recovery Complex also contributed to additional sales. Partially offsetting these increases were lower net sales of certain existing products such as Turnaround Cream and Diminish. Additionally, during the prior year, products such as Idealist Skin Refinisher and Anti-Gravity Firming Lift Cream were launched, which creates a difficult comparison with the current-year period.

Makeup
Makeup net sales increased 1% or $11.8 million to $863.6 million. Recently launched products such as Gentle Light Makeup and Powder, Sumptuous Lipstick, High Impact Eye Shadow Duos and Moisture Surge Lipstick contributed to the increase in makeup sales. Increased sales of M.A.C products also contributed to sales growth in this category. Partially offsetting the increase in net sales were lower sales of Lucidity Makeup, Long Last Soft Shine Lipstick, Two-in-one Eye Shadow and Color Options.

Fragrance
Net sales of fragrance products decreased 8% or $58.7 million to $638.0 million. Fragrance sales continued to be impacted by softness of the fragrance business in the United States that was further affected by the reduction in inventory levels at U.S. retailers discussed above. The decline in our travel retail business, which depends substantially on fragrance products, also negatively impacted this category. If these trends persist, we expect full-year fragrance sales to be below those achieved last year. Lower net sales of DKNY for Women, Beautiful, Estee Lauder pleasures and existing Tommy Hilfiger licensed products were partially offset by the current period launch of T, a new fragrance in the Tommy Hilfiger line, and the domestic launch of Intuition.

Hair Care
Hair care net sales increased 22% or $19.8 million to $108.4 million. This increase was primarily the result of sales growth from Aveda and Bumble and bumble products. We also increased the number of Company-owned Aveda Environmental Lifestyle Stores. This growth was partially offset by lower sales from Clinique's Simple Hair Care System when compared with the prior year launch.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

Geographic Regions
Net sales in the Americas decreased 3% or $42.1 million to $1,488.1 million. This decrease was primarily due to continued weakness and uncertainty in the U.S. economy that was further affected by the reduction in inventory levels at U.S. retailers discussed above. We expect these conditions to persist into the next fiscal year and are planning accordingly. Sales decreases have been partially mitigated by the growth of our newer brands, in particular M.A.C and Aveda. In Europe, the Middle East & Africa, net sales increased 2% or $9.8 million to $631.8 million. Excluding the impact of our travel retail business, net sales increased 9% or $43.3 million, reflecting increased sales in the United Kingdom, Spain and sales from Greece, where we recently formed a joint venture, in which we own a controlling majority interest, to replace the prior distributor there. Partially offsetting these increases were significantly lower net sales in our travel retail business, which was adversely affected by a decrease in worldwide travel. We expect that our travel retail business will continue to be adversely affected by a decrease in worldwide travel. Net sales in Asia/Pacific increased 3% or $8.1 million to $325.2 million primarily due to higher net sales in Korea and Thailand, as well as in Australia where we benefited from a change in retailer arrangements. This increase was partially offset by lower net sales in Taiwan and Japan, which remains a difficult market due to local economic conditions and increasing market share competition, coupled with the weakening of the Japanese yen as compared with the U.S. dollar.

We strategically stagger our new product launches by geographic market, which may contribute to differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales improved to 21.7% from 21.9%, reflecting the impact of our manufacturing and sourcing initiatives, partially offset by a reduced rate of overhead absorption related to decreased production volumes in the second quarter. Also impacting our cost of sales are changes in distribution and product mix, including the rollout of our own retail stores and the acquisition of certain distributor operations, both of which contributed to higher gross margins.

OPERATING EXPENSES

Operating expenses increased to 66.2% of net sales as compared with 63.6% of net sales in the prior-year period. The increase in operating expenses primarily related to continued advertising and promotional spending and the increased cost of our retail store operations, which has a higher operating cost structure than our traditional distribution channels. The increase in operating expenses as a percentage of net sales reflects a slower growth rate in sales than operating expenses, primarily due to economic conditions in the United States as discussed above. As part of our long-term strategies, we continued to emphasize the building of "brand equities" through advertising and promotional spending and retail store expansion despite difficult economic times. Changes in advertising and promotional spending result from the type, timing and level of advertising and promotional activities related to product launches and rollouts, as well as the markets being emphasized.

OPERATING INCOME

Operating income decreased 17% or $60.4 million to $296.4 million as compared with the prior-year period. Operating margins were 12.1% of net sales in the current period as compared with 14.5% in the prior-year period. The decrease in operating margin was primarily due to lower sales levels, increased support spending and new distribution channel costs. This was partially offset by the exclusion of amortization expense due to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" and the November 2000 expiration of amortization related to purchased royalty rights.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Product Categories
Operating income decreased 46% to $42.5 million in fragrance, 16% to $99.2 million in makeup and 6% to $143.9 million in skin care, primarily due to lower than anticipated sales levels, coupled with continued advertising and promotional spending to promote new and recently launched products. Hair care operating income increased 83%, from a smaller base, to $11.7 million, primarily due to sales growth at Aveda and Bumble and bumble.

Geographic Regions
Operating income in the Americas decreased 24% or $52.6 million to $164.9 million, caused by lower sales attributable to weakness in the U.S. economy and continued advertising and promotional spending. In Europe, the Middle East & Africa, operating income decreased 11% or $11.2 million to $92.6 million primarily due to the significant decrease in our travel retail business. Excluding the impact of our travel retail business, operating income increased due to improved operating results in Italy and Germany, and we benefited from the inclusion of operating results from our joint venture in Greece. In Asia/Pacific, operating income increased 10% or $3.4 million to $38.9 million due to improved results in Korea, Taiwan and Australia, partially offset by lower income in Japan.

INTEREST EXPENSE, NET

Net interest expense was $5.7 million as compared with $9.4 million in the prior-year period. The decrease in net interest expense resulted from a lower effective interest rate compared with the prior-year period. This was primarily due to our interest rate risk management strategy that relied on commercial paper and variable-rate term loans. In January 2002, we took advantage of prevailing market rates and issued fixed rate long-term notes to replace our variable-rate debt. We believe this will mitigate future interest rate volatility, but we expect it will result in a higher level of interest expense in the near term.

PROVISION FOR INCOME TAXES

The provision for income taxes represents Federal, foreign, state and local income taxes. The effective rate for income taxes for the six months ended December 31, 2001 was 34.5% as compared with 36.0% in the prior-year period. These rates reflect the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. The decrease in the effective income tax rate was principally attributable to ongoing tax planning initiatives. Also impacting the effective tax rate was a decrease in non-deductible domestic royalty expense and the elimination of certain non-deductible goodwill amortization resulting from the implementation of SFAS No. 142, "Goodwill and Other Intangible Assets".

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

The six month period ended December 31, 2001 includes a one-time charge of $20.6 million, or $.09 per common share, attributable to the cumulative effect of adopting SFAS No. 142, "Goodwill and Other Intangible Assets". For a discussion of this charge, see "Accounting Standards" below. The six month period ended December 31, 2000 includes a one-time charge of $2.2 million, after tax, or $.01 per common share, attributable to the cumulative effect of adopting SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds historically have been cash flows from operations and borrowings under commercial paper and committed and uncommitted credit lines provided by banks in the United States and abroad. At December 31, 2001, we had cash and cash equivalents of $442.4 million compared with $346.7 million at June 30, 2001.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


We have a $750.0 million commercial paper program, under which we have issued, and intend to issue, commercial paper in the United States. Our commercial paper is currently rated A-1 by Standard & Poor's and P-1 by Moody's. Our long-term credit ratings are A+ by Standard & Poor's and A1 by Moody's. At December 31, 2001, our outstanding long-term borrowings consisted of $181.0 million of commercial paper; a $200.0 million term loan due in February 2005; a 350.0 million yen loan payable (approximately $2.7 million at current exchange rates), which matures in April 2003; and a 3.0 billion yen term loan (approximately $23.5 million at current exchange rates), which is due in March 2006. Commercial paper is classified as long-term debt on our balance sheet based upon our intent and ability to refinance maturing commercial paper on a long-term basis. It is our policy to maintain backup facilities to support our commercial paper program and its classification as long-term debt. As of December 31, 2001, we had an unused $400.0 million revolving credit facility, expiring on June 28, 2006. We also have an effective shelf registration statement covering the potential issuance of up to $400.0 million in debt securities. In January 2002, we issued and sold $250.0 million of 6% Senior Notes due 2012 ("Senior Notes") in a public offering. The Senior Notes were priced at 99.538% with a yield of 6.062%. Interest payments will be made semi-annually on January 15 and July 15 of each year, commencing on July 15, 2002. The primary portion of the net proceeds of the offering will be used to repay our $200.0 million term loan. The remainder was used to repay a portion of the outstanding commercial paper. We issued these fixed-rate notes in an attempt to mitigate future interest rate volatility and capitalize on the prevailing market rates currently available for such instruments. However, we do expect the recent refinancing to result in a higher level of interest expense in the near term.

Our business is seasonal in nature and, accordingly, our working capital needs vary. To meet these needs, we could issue up to an additional $569.0 million of commercial paper under our program, issue long-term debt securities or borrow under the revolving credit facility. As of December 31, 2001, we also had $29.5 million in uncommitted facilities, $6.0 million of which was used.

Total debt as a percent of total capitalization was 18% at December 31, 2001 and 20% at June 30, 2001.

Net cash provided by operating activities was $261.5 million during the six months ended December 31, 2001 as compared with $235.7 million in the prior-year period. The decrease in accounts payable primarily reflects a concerted effort to reduce our inventory levels in response to lower than anticipated sales growth. The decreased level of net sales, as compared with the prior-year period, also resulted in a proportionately lower level of accounts receivable. During the current period, approximately $20.0 million of tax payments scheduled to be paid by December 31, 2001 were paid in January 2002. Federal tax payment extensions were granted due to the events that occurred on September 11, 2001. Net cash used for investing activities was $105.7 million during the six months ended December 31, 2001, which primarily reflects capital expenditures. Net cash used for financing activities of $70.2 million, during the six months ended December 31, 2001, primarily relates to common stock repurchases and dividend payments.

On October 31, 2001, the Board of Directors declared a quarterly dividend of $.05 per share on our Class A and Class B Common Stock, payable on January 3, 2002 to stockholders of record at the close of business on December 14, 2001. Total dividends declared, including dividends on the $6.50 Cumulative Redeemable Preferred Stock, for the six months ended December 31, 2001 were $35.5 million.

We will be required to redeem the outstanding $6.50 Cumulative Redeemable Preferred Stock on June 30, 2005. However, in the event that Mrs. Estee Lauder were to pass away before such date, then we would have the right to redeem the shares from the current holders, and the holders of such shares would have the right to put the shares to us, at $100 per share (or an aggregate of $360.0 million). If shares of $6.50 Cumulative Redeemable Preferred Stock are to put to us, we would have up to 120 days after notice to purchase such shares.

In September 1998, our Board of Directors authorized a share repurchase program. We have purchased, and may continue to purchase, over an unspecified period of time, a total of up to eight million shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. During September 2001, we purchased an additional one million shares for $34.2 million. To date, we have purchased approximately
2.1 million shares under this program.

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

Foreign Exchange Risk Management
We enter into forward exchange contracts to hedge purchases, receivables and payables denominated in foreign currencies for periods consistent with our identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on our costs and on the cash flows that we receive from foreign subsidiaries. Almost all foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions rated as strong investment grade by a major rating agency. We also enter into foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. The forward exchange contracts and foreign currency options have been designated as cash-flow hedges. As of December 31, 2001, these cash-flow hedges were highly effective, in all material respects.

As a matter of policy, we only enter into contracts with counterparties that have at least an "A" (or equivalent) credit rating. The counterparties to these contracts are major financial institutions. We do not have significant exposure to any one counterparty. Our exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized gains attributable to the contracts. Management believes risk of loss under these hedging contracts is remote and in any event would not be material to the consolidated financial results. The contracts have varying maturities through the end of August 2002. Costs associated with entering into such contracts have not been material to our consolidated financial results. We do not utilize derivative financial instruments for trading or speculative purposes. At December 31, 2001, we had foreign currency contracts in the form of forward exchange contracts and option contracts in the amount of $168.8 million and $29.3 million, respectively. The foreign currencies included in the forward exchange contracts (notional value stated in U.S. dollars) are principally the Japanese yen ($41.1 million), Swiss franc ($28.9 million), Korean won ($18.0 million), Canadian dollar ($17.5 million), Danish krone ($13.9 million), British pound ($10.4 million), and Mexican peso ($9.8 million). The foreign currencies included in the option contracts (notional value stated in U.S. dollars) are principally the Euro ($20.4 million) and Australian dollar ($5.3 million).

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Interest Rate Risk Management
We have entered into interest rate swaps to exchange floating rate for fixed rate interest payments periodically over the life of the agreements. In addition, we have purchased interest rate options that offer similar interest rate protection. The interest rate swaps and options have been designated as cash-flow hedges and were highly effective as of December 31, 2001. At December 31, 2001, we had interest rate swap and option agreements outstanding with notional principal amounts of $67.0 million and $133.0 million, respectively. For the six month period ended December 31, 2001, our interest rate swap carried a weighted average pay rate of 6.14% and a receive rate of 5.05%. During the period, we paid the market rate of interest, with an average rate of 4.89%, on our interest rate option agreements. In conjunction with the planned payoff of the outstanding term loan, with proceeds from our January 2002 offering of Senior Notes, we will terminate the interest rate swaps and options and expect that no material gain or loss will result.

Market Risk
Using the value-at-risk model, as discussed in our annual report on Form 10-K for the fiscal year ended June 30, 2001, our average value-at-risk, calculated for the most recent twelve months, is $3.0 million and $2.9 million related to our foreign exchange contracts and interest rate contracts, respectively. There have been no significant changes in market risk since June 30, 2001 that would have a material effect on our calculated value-at-risk exposure, as disclosed in the annual report on Form 10-K for the year ended June 30, 2001.

ACCOUNTING STANDARDS

Effective July 1, 2001, we adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 141" and "SFAS No. 142", respectively). These statements established financial accounting and reporting standards for acquired goodwill and other intangible assets. Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. In accordance with SFAS No. 142, intangible assets, including purchased goodwill, must be evaluated for impairment. Those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives are no longer amortized.

In accordance with SFAS No. 142, we completed our transitional impairment testing of intangible assets during the first quarter of fiscal 2002. That effort, and preliminary assessments of our identifiable intangible assets, indicated that little or no adjustment would be required upon adoption of this pronouncement. The impairment testing is performed in two steps: (i) the determination of impairment, based upon the fair value of a reporting unit as compared to its carrying value, and (ii) if there is an impairment, this step measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Subsequent to the first quarter of fiscal 2002, with the assistance of a third-party valuation firm, we finalized the testing of goodwill. Using conservative, but realistic assumptions to model our jane business, we determined that the carrying value of this unit was slightly greater than the derived fair value, indicating an impairment in the recorded goodwill. To determine fair value, we relied on three valuation models; guideline public companies, acquisition analysis and discounted cash flow. For goodwill valuation purposes only, the revised fair value of this unit was allocated to the assets and liabilities of the business unit to arrive at an implied fair value of goodwill, based upon known facts and circumstances, as if the acquisition occurred currently. This allocation resulted in a write-down of recorded goodwill in the amount of $20.6 million, which has been reported as the cumulative effect of a change in accounting principle, as of July 1, 2001, in the accompanying consolidated statements of earnings. On a product category basis, this write-down would have primarily impacted our makeup category.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents pro forma net earnings and earnings per share data restated to include the retroactive impact of the adoption of SFAS No. 142.

                                            Three Months Ended            Three Months Ended            Six Months Ended
                                               September 30                   December 31                  December 31
                                               ------------                   -----------                  -----------
                                             2001         2000              2001      2000                2001     2000
                                             ----         ----              ----      ----                ----     ----
(Unaudited)
(In millions, except per share data)

Reported Net Earnings before
 Accounting Change.....................   $   97.1     $   94.6          $  90.1   $ 127.3             $ 187.2  $  221.9
    Cumulative effect of a change
     in accounting principle, net of tax     (20.6)        (2.2)              -         -                (20.6)    (2.2)
                                          --------      -------          -------   -------             -------   ------
    Net Earnings.......................       76.5         92.4             90.1     127.3               166.6     219.7

    Preferred stock dividends..........        5.9          5.9              5.8       5.8                11.7      11.7
                                          --------     --------          -------   -------             -------  --------
Reported Net Earnings Attributable
 to Common Stock.......................       70.6         86.5             84.3     121.5               154.9     208.0
    Add back:
     Goodwill amortization, net of tax.          -          3.3               -        3.3                  -        6.6
                                          --------     --------          -------   -------             -------  --------

Pro forma Net Earnings.................   $   70.6     $   89.8          $  84.3   $ 124.8             $ 154.9  $  214.6
                                          ========     ========          =======   =======             =======  ========

Basic net earnings per common share:
    Reported net earnings attributable
    to common stock before accounting
    change                                $    .38     $    .37          $   .35   $   .51             $   .74   $   .88
    Cumulative effect of a change in
     accounting principle, net of tax..       (.09)        (.01)              -         -                 (.09)     (.01)
                                          --------     --------          -------   -------             -------   -------

    Net earnings attributable to
     common stock......................        .29          .36              .35       .51                 .65       .87
    Goodwill amortization, net of tax..          -          .01               -        .01                  -        .03
                                          --------     --------          -------   -------             -------   -------

    Pro forma net earnings attributable
    to common stock....................   $    .29     $    .37          $   .35   $   .52             $   .65  $    .90
                                          ========     ========          =======   =======             =======  ========

Diluted net earnings per common share:
    Reported net earnings attributable
    to common stock before accounting
    change.............................   $    .38     $    .37          $   .35   $   .50             $   .73  $    .87
    Cumulative effect of a change in
     accounting principle, net of tax..       (.09)        (.01)              -         -                 (.09)     (.01)
                                          --------     --------          -------   -------              -------  -------

    Net earnings attributable to
     common stock......................        .29          .36              .35       .50                 .64       .86
    Goodwill amortization, net of tax..          -          .01               -        .01                  -        .03
                                          --------     --------          -------   -------              ------   -------


    Pro forma net earnings attributable
    to common stock....................   $    .29     $    .37          $   .35   $   .51             $   .64  $    .89
                                          ========     ========          =======   =======             =======  ========

Weighted average common shares outstanding:
    Basic..............................      238.9        238.1            238.1     238.2               238.5     238.2
    Diluted............................      242.3        242.2            240.7     242.2               241.5     242.2


                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Emerging Issues Task Force ("EITF") has reached consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives". This consensus addresses when sales incentives and discounts should be recognized, as well as where the related revenues and expenses should be classified in a registrant's financial statements. Currently, the cost of merchandise used in our gift-with-purchase and purchase-with-purchase activities, as well as any related revenues, are reported net, as operating expenses, in the accompanying consolidated statements of earnings. Upon adoption, we will classify revenues generated by these promotional activities as sales resulting in an increase of approximately 1.0% to 2.0% of annual net sales. The cost of promotional merchandise will be reclassified as a cost of sales. Although operating income will remain unchanged, gross margins for the full fiscal year will decrease by approximately 5.0% to 6.0% of sales, offset by a corresponding decrease in operating expenses. Due to variations in our launch calendar and the timing of promotions, we anticipate greater fluctuations in our gross margins and operating expenses on a quarter-by-quarter basis. Issue No. 00-14 became effective in our fiscal 2002 third quarter and will be applied retroactively for purposes of comparability.

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

FORWARD-LOOKING INFORMATION

We and our representatives from time to time make written or oral forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission, in our press releases and in our reports to stockholders. The words and phrases "will likely result," "expect," "believe," "planned," "will," "will continue," "is anticipated," "estimates," "projects" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, our expectations regarding sales, earnings or other future financial performance and liquidity, product introductions, entry into new geographic regions, information systems initiatives, new methods of sale and future operations or operating results. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, actual results may differ materially from our expectations. Factors that could cause actual results to differ from expectations include, without limitation:

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

         (vi) changes in the laws, regulations and policies, including changes in accounting standards and trade rules, and legal or regulatory proceedings, that affect, or will affect, our business;

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         (vii) foreign currency fluctuations affecting our results of operations and the value of our foreign assets, the relative prices at which we and our foreign competitors sell products in the same markets and our operating and manufacturing costs outside of the United States;

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

                         THE ESTEE LAUDER COMPANIES INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                              December 31           June 30
                                                                                                 2001                 2001
                                                                                                 ----                 ----
                                                                                              (Unaudited)
                                                                                                        (In millions)
                                    ASSETS

Current Assets
Cash and cash equivalents...............................................................       $  442.4            $  346.7
Accounts receivable, net................................................................          663.8               580.6
Inventory and promotional merchandise, net..............................................          560.8               630.3
Prepaid expenses and other current assets...............................................          198.9               181.3
                                                                                               --------            --------
     Total current assets...............................................................        1,865.9             1,738.9
                                                                                               --------            --------

Property, Plant and Equipment, net......................................................          564.0               528.7
                                                                                               --------            --------

Other Assets
Investments, at cost or market value....................................................           35.3                41.0
Deferred income taxes...................................................................           70.0                70.1
Goodwill, net ..........................................................................          687.7               699.7
Other intangible assets, net............................................................           19.3                21.0
Other assets, net.......................................................................          114.7               119.4
                                                                                               --------            --------
     Total other assets.................................................................          927.0               951.2
                                                                                               --------            --------
              Total assets..............................................................       $3,356.9            $3,218.8
                                                                                               ========            ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Short-term debt.........................................................................       $    5.5            $    5.8
Accounts payable........................................................................          153.4               239.8
Accrued income taxes....................................................................          145.6                79.0
Other accrued liabilities...............................................................          564.3               532.1
                                                                                               --------            --------
     Total current liabilities..........................................................          868.8               856.7
                                                                                               --------            --------

Noncurrent Liabilities
Long-term debt..........................................................................          407.2               410.9
Other noncurrent liabilities............................................................          257.5               239.1
                                                                                               --------            --------
     Total noncurrent liabilities.......................................................          664.7               650.0
                                                                                               --------            --------


$6.50 Cumulative Redeemable Preferred Stock, at redemption value........................          360.0               360.0
                                                                                               --------            --------

Stockholders' Equity
Common stock, $.01 par value; 650,000,000 shares Class A authorized; shares issued: 131,284,796 at December 31, 2001 and 126,053,825 at June 30, 2001;
   240,000,000 shares Class B authorized; shares issued and outstanding:
   108,412,533 at December 31, 2001 and 113,490,293 at June 30, 2001....................            2.4                 2.4
Paid-in capital.........................................................................          260.3               258.3
Retained earnings.......................................................................        1,373.8             1,242.7
Accumulated other comprehensive loss....................................................         (108.1)             (120.5)
                                                                                               --------            --------
                                                                                                1,528.4             1,382.9
Less: Treasury stock, at cost; 1,877,860 Class A shares at December 31, 2001
   and 877,860 Class A shares at June 30, 2001..........................................          (65.0)              (30.8)
                                                                                               --------            --------
     Total stockholders' equity.........................................................        1,463.4             1,352.1
                                                                                               --------            --------
              Total liabilities and stockholders' equity................................       $3,356.9            $3,218.8
                                                                                               ========            ========

                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                        Six Months Ended
                                                                                                           December 31
                                                                                                        ----------------
                                                                                                       2001          2000
                                                                                                       ----          ----
                                                                                                          (In millions)
Cash Flows from Operating Activities
   Net earnings...............................................................................     $   166.6      $  219.7
   Adjustments to reconcile net earnings to net cash
     flows provided by operating activities:
       Depreciation and amortization..........................................................          77.4          74.2
       Amortization of purchased royalty rights...............................................           -             6.6
       Deferred income taxes..................................................................          10.0          (2.0)
       Minority interest......................................................................           3.2           0.4
       Cumulative effect of a change in accounting principle..................................          20.6           2.2
       Non-cash stock compensation............................................................          (1.8)         (0.1)

   Changes in operating assets and liabilities:
       Increase in accounts receivable, net...................................................         (75.7)       (125.5)
       Decrease in inventory and promotional merchandise, net.................................          74.5          37.4
       Increase in other assets, net..........................................................         (30.1)        (34.1)
       Decrease in accounts payable...........................................................         (87.6)         (7.7)
       Increase in accrued income taxes.......................................................          66.2          12.7
       Increase in other accrued liabilities..................................................          24.6          29.6
       Increase in other noncurrent liabilities...............................................          13.6          22.3
                                                                                                   ---------      --------
         Net cash flows provided by operating activities......................................         261.5         235.7
                                                                                                   ---------      --------

Cash Flows from Investing Activities
   Capital expenditures.......................................................................         (98.1)        (87.9)
   Acquisition of businesses, net of cash acquired............................................         (10.3)         (6.4)
   Purchase of long-term investments..........................................................           -            (0.3)
   Proceeds from the disposition of long-term investments.....................................           2.7           0.2
                                                                                                   ---------      --------
         Net cash flows used for investing activities.........................................        (105.7)        (94.4)
                                                                                                   ---------      --------

Cash Flows from Financing Activities
   Increase (decrease) in short-term debt, net................................................          (0.2)          0.4
   Repayments of long-term debt...............................................................          (2.9)         (3.2)
   Net proceeds from employee stock transactions..............................................           2.7           3.5
   Payments to acquire treasury stock.........................................................         (34.2)          -
   Dividends paid.............................................................................         (35.6)        (35.5)
                                                                                                   ---------      --------
         Net cash flows used for financing activities.........................................         (70.2)        (34.8)
                                                                                                   ---------      --------

Effect of Exchange Rate Changes on Cash and Cash Equivalents..................................          10.1          (2.8)
                                                                                                   ---------      --------

   Net Increase in Cash and Cash Equivalents..................................................          95.7         103.7
   Cash and Cash Equivalents at Beginning of Period...........................................         346.7         320.3
                                                                                                   ---------      --------
   Cash and Cash Equivalents at End of Period.................................................     $   442.4      $  424.0
                                                                                                   =========      ========

Supplemental disclosures of cash flow information:

   Cash paid during the period for:
       Interest ..............................................................................     $     9.6      $   14.3
                                                                                                   =========      ========
       Income taxes...........................................................................     $    35.3      $  100.8
                                                                                                   =========      ========
   Non-cash items:
       Tax benefit from exercise of stock options.............................................     $     1.0      $    2.4
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

Net Earnings Per Common Share

For the three month and six month periods ended December 31, 2001, net earnings per common share ("basic EPS") is computed by dividing net earnings, after deducting preferred stock dividends on the Company's $6.50 Cumulative Redeemable Preferred Stock, by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions). Net earnings per common share assuming dilution ("diluted EPS") is computed by reflecting potential dilution from the exercise of stock options.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

                                                                          Three Months Ended          Six Months Ended
                                                                             December 31                 December 31
                                                                          --------------------       --------------------
                                                                            2001       2000             2001       2000
                                                                            ----       ----             ----       ----
                                                                                            (Unaudited)
                                                                                (In millions,except per share data)
Numerator:
Net earnings before accounting change.................................    $    90.1  $   127.3       $   187.2  $   221.9
Preferred stock dividends.............................................          5.8        5.8            11.7       11.7
                                                                          ---------  ---------       ---------  ---------
Net earnings attributable to common stock before accounting change....         84.3      121.5           175.5      210.2
Cumulative effect of a change in accounting principle, net of tax.....          -          -             (20.6)      (2.2)
                                                                          ---------  ---------       ---------  ---------
Net earnings attributable to common stock.............................    $    84.3  $   121.5       $   154.9  $   208.0
                                                                          =========  =========       =========  =========

Denominator:
Weighted average common shares outstanding - Basic....................        238.1      238.2           238.5      238.2
Effect of dilutive securities: Stock options..........................          2.6        4.0             3.0        4.0
                                                                          ---------  ---------       ---------  ---------
Weighted average common shares outstanding - Diluted..................        240.7      242.2           241.5      242.2
                                                                          =========  =========       =========  =========

Basic net earnings per common share:
Net earnings before accounting change.................................    $     .35  $     .51       $     .74  $     .88
Cumulative effect of a change in accounting principle, net of tax.....           -          -             (.09)      (.01)
                                                                          ---------  ---------       ---------  ---------
Net earnings..........................................................    $     .35  $     .51       $     .65  $     .87
                                                                          =========  =========       =========  =========

Diluted net earnings per common share:
Net earnings before accounting change.................................    $     .35  $     .50       $     .73  $     .87
Cumulative effect of a change in accounting principle, net of tax.....           -          -             (.09)      (.01)
                                                                          ---------  ---------       ---------  ---------
Net earnings..........................................................    $     .35  $     .50       $     .64  $     .86
                                                                          =========  =========       =========  =========


                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


As of December 31, 2001 and 2000, options to purchase 14.5 million and 10.3 million shares, respectively, of common stock were not included in the computation of diluted EPS because the exercise prices of those options were greater than the average market price of the common stock. The options were still outstanding at the end of the applicable period.

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and retail customer deductions of $28.3 million and $26.8 million as of December 31, 2001 and June 30, 2001, respectively.

Inventory and Promotional Merchandise

Inventory and promotional merchandise only include inventory considered saleable or usable in future periods, and are stated at the lower of cost or market, with cost being determined on the first-in, first-out method. Promotional merchandise is charged to expense at the time the merchandise is shipped to the Company's customers.

                                                                        December 31         June 30
                                                                           2001               2001
                                                                           ----               ----
                                                                         (Unaudited)
                                                                                 (In millions)
         Inventory and promotional merchandise consists of:
           Raw materials.........................................         $  117.8          $ 172.9
           Work in process.......................................             22.9             24.4
           Finished goods........................................            307.1            308.0
           Promotional merchandise...............................            113.0            125.0
                                                                          --------          -------
                                                                          $  560.8          $ 630.3
                                                                          ========          =======


Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation and amortization. For financial statement purposes, depreciation is provided principally on the straight-line method over the estimated useful lives of the assets ranging from 3 to 40 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the expected useful life of those improvements.

                                                                        December 31         June 30
                                                                            2001              2001
                                                                            ----              ----
                                                                         (Unaudited)
                                                                                   (In millions)

         Land ...................................................         $   12.9         $   12.7
         Buildings and improvements..............................            141.2            135.7
         Machinery and equipment.................................            594.5            563.2
         Furniture and fixtures..................................             79.0             77.5
         Leasehold improvements..................................            377.8            311.2
                                                                          --------         --------
                                                                           1,205.4          1,100.3
         Less accumulated depreciation and amortization..........            641.4            571.6
                                                                          --------         --------
                                                                          $  564.0         $  528.7
                                                                          ========         ========

Depreciation and amortization of property, plant and equipment was $33.9 million and $28.1 million during the three months ended December 31, 2001 and 2000, respectively, and $65.3 million and $52.8 million during the six months ended December 31, 2001 and 2000, respectively.

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

In accordance with SFAS No. 142, the Company completed its transitional impairment testing of intangible assets during the first quarter of fiscal 2002. That effort, and preliminary assessments of the Company's identifiable intangible assets, indicated that little or no adjustment would be required upon adoption of this pronouncement. The impairment testing is performed in two steps: (i) the determination of impairment, based upon the fair value of a reporting unit as compared to its carrying value, and (ii) if there is an impairment, this step measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Subsequent to the first quarter of fiscal 2002, with the assistance of a third-party valuation firm, the Company finalized the testing of goodwill. Using conservative, but realistic assumptions to model the Company's jane business, the Company determined that the carrying value of this unit was slightly greater than the derived fair value, indicating an impairment in the recorded goodwill. To determine fair value, the Company relied on three valuation models; guideline public companies, acquisition analysis and discounted cash flow. For goodwill valuation purposes only, the revised fair value of this unit was allocated to the assets and liabilities of the business unit to arrive at an implied fair value of goodwill, based upon known facts and circumstances, as if the acquisition occurred currently. This allocation resulted in a write-down of recorded goodwill in the amount of $20.6 million, which has been reported as the cumulative effect of a change in accounting principle, as of July 1, 2001, in the accompanying consolidated statements of earnings. On a product category basis, this write-down would have primarily impacted the Company's makeup category.


The following table presents pro forma net earnings and earnings per share data restated to include the retroactive impact of the adoption of SFAS No. 142.

                                           Three Months Ended           Three Months Ended             Six Months Ended
                                              September 30                  December 31                   December 31
                                              ------------                  -----------                   -----------
                                            2001         2000              2001      2000                2001     2000
                                            ----         ----              ----      ----                ----     ----
(Unaudited)
(In millions, except per share data)

Reported Net Earnings before
 Accounting Change.....................   $   97.1     $   94.6          $  90.1   $ 127.3             $ 187.2  $  221.9
    Cumulative effect of a change
     in accounting principle, net of tax     (20.6)        (2.2)              -         -                (20.6)     (2.2)
                                           -------      -------           ------    ------              ------   -------

    Net Earnings.......................       76.5         92.4             90.1     127.3               166.6     219.7

    Preferred stock dividends..........        5.9          5.9              5.8       5.8                11.7      11.7
                                           -------      -------           ------    ------              ------   -------
Reported Net Earnings Attributable
 to Common Stock.......................       70.6         86.5             84.3     121.5               154.9     208.0
    Add back:
     Goodwill amortization, net of tax.          -          3.3               -        3.3                  -        6.6
                                           -------      -------           ------    ------              ------    ------

Pro forma Net Earnings.................   $   70.6     $   89.8          $  84.3   $ 124.8             $ 154.9  $  214.6
                                           =======      =======           ======    ======              ======   =======


                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                            Three Months Ended           Three Months Ended             Six Months Ended
                                               September 30                  December 31                   December 31
                                               ------------                  -----------                   -----------
                                             2001         2000              2001      2000                2001     2000
                                             ----         ----              ----      ----                ----     ----
(Unaudited)
(In millions, except per share data)

Basic net earnings per common share:
    Reported net earnings attributable
    to common stock before accounting
    change                                  $  .38      $  .37            $  .35    $  .51               $  .74    $  .88
    Cumulative effect of a change in
     accounting principle, net of tax..       (.09)       (.01)                -        -                  (.09)     (.01)
                                            ------      ------             -----     -----                -----     -----

    Net earnings attributable to
     common stock......................        .29         .36               .35       .51                  .65       .87
    Goodwill amortization, net of tax..          -         .01                 -       .01                   -        .03
                                            ------      ------             -----     -----                -----     -----

    Pro forma net earnings attributable
    to common stock....................     $  .29      $  .37            $  .35    $  .52               $  .65    $  .90
                                            ======      ======            ======    ======               ======    ======

Diluted net earnings per common share:
    Reported net earnings attributable
    to common stock before accounting
    change.............................     $  .38      $  .37            $  .35    $  .50               $  .73    $  .87
    Cumulative effect of a change in
     accounting principle, net of tax..       (.09)       (.01)                -        -                  (.09)     (.01)
                                            ------      ------            ------    ------               ------    ------

    Net earnings attributable to
     common stock......................        .29          .36              .35       .50                  .64       .86
    Goodwill amortization, net of tax..          -          .01                -       .01                   -        .03
                                            ------       ------           ------    ------               ------    ------

    Pro forma net earnings attributable
    to common stock....................    $   .29      $   .37          $   .35   $   .51              $   .64    $  .89
                                           =======      =======          =======   =======              =======    ======

Weighted average common shares outstanding:
    Basic..............................      238.9        238.1            238.1     238.2               238.5      238.2
    Diluted............................      242.3        242.2            240.7     242.2               241.5      242.2

Goodwill

The change in the carrying amount of goodwill for the six months ended December 31, 2001 is as follows:

                                                                                       Six Months Ended
                                                                                       December 31, 2001
                                                                                       -----------------
                                                                                          (Unaudited)
                                                                                         (In millions)

Net balance as of June 30, 2001......................................................       $  699.7
   Goodwill impairment loss..........................................................          (20.6)
   Goodwill acquired during the period...............................................            8.6
                                                                                            --------
Net balance as of December 31, 2001..................................................       $  687.7
                                                                                            ========

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Other Intangible Assets

The components of other intangible assets as of December 31, 2001 consist of the following:

                                                                                         December 31, 2001
                                                                                         -----------------
                                                                                             (Unaudited)
                                                                                            (In millions)

                                                                          Gross Carrying    Accumulated     Total Net
      Intangible assets consist of:                                           Value        Amortization     Book Value
                                                                          --------------   ------------     ----------

         Estee Lauder royalty rights......................................    $  88.5          $  88.5       $    -
         Licensing agreements.............................................       15.0              5.5           9.5
         Trademarks.......................................................       15.9              7.2           8.7
         Patents..........................................................        1.6              0.5           1.1
                                                                              -------          -------       -------

      Total...............................................................    $ 121.0          $ 101.7       $  19.3
                                                                              =======          =======       =======


The aggregate amortization expense related to intangible assets for the six months ended December 31, 2001 was $1.3 million. The aggregate amortization expense for the fiscal years ending June 30, 2002 through 2006 is estimated to be $3.0 million each fiscal year.

Restructuring Accrual

During the six month period ending December 31, 2001, the Company made payments of $12.0 million , which reduced the restructuring liability that had been established in June of fiscal 2001. Approximately $6.4 million of this amount related to a portion of the severance payments to 49 employees. As of December 31, 2001, there have been no material changes to the plan.

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. Actual results could differ from those estimates and assumptions.

Recently Issued Accounting Standards

The Emerging Issues Task Force ("EITF") has reached consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives". This consensus addresses when sales incentives and discounts should be recognized, as well as where the related revenues and expenses should be classified in a registrant's financial statements. Currently, the cost of merchandise used in the Company's gift-with-purchase and purchase-with-purchase activities, as well as any related revenues, are reported net, as operating expenses, in the accompanying consolidated statements of earnings. Upon adoption, revenues generated by these promotional activities will be classified as sales resulting in an increase of approximately 1.0% to 2.0% of annual net sales. The cost of promotional merchandise will be reclassified as a cost of sales. Although operating income remains unchanged, gross margins for the full fiscal year will decrease by approximately 5.0% to 6.0% of sales, offset by a corresponding decrease in operating expenses. Due to variations in the Company's launch calendar and the timing of promotions, the Company anticipates greater fluctuations in gross margins and operating expenses on a quarter-by-quarter basis. Issue No. 00-14 became effective for the Company's fiscal 2002 third quarter and will be applied retroactively for purposes of comparability.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 will be effective for financial statements of fiscal years beginning after December 15, 2001. The Company expects to adopt this statement for the fiscal year ending June 30, 2003, and does not anticipate that it will have a material impact on the Company's consolidated financial results.

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

Comprehensive income and its components, net of tax, are as follows:

                                                                          Three Months Ended           Six Months Ended
                                                                              December 31                 December 31
                                                                          --------------------       ---------------------
                                                                            2001       2000             2001        2000
                                                                            ----       ----             ----        ----
                                                                                             (Unaudited)
                                                                                            (In millions)

Net earnings.....................................................         $    90.1  $   127.3       $   166.6     $  219.7
                                                                          ---------  ---------       ---------     --------
Other comprehensive income:
     Net unrealized investment gain (loss).......................               1.1       (9.0)           (1.8)        (8.0)
     Net derivative instruments gain (loss)......................               0.6       (2.2)            -            3.0
     Net minimum pension liability adjustments...................               -          -              (0.3)         -
     Translation adjustments.....................................              (8.0)       3.4            14.5        (16.6)
                                                                          ---------- ---------       ---------     --------

     Other comprehensive income (loss)...........................              (6.3)      (7.8)           12.4        (21.6)
                                                                          ---------- ---------       ---------     --------

Comprehensive income.............................................         $    83.8  $   119.5       $   179.0     $  198.1
                                                                          =========  =========       =========     ========


The accumulated net loss on derivative instruments for the three and six month periods ended December 31, 2001 consists of the following:

                                                                          Three Months Ended           Six Months Ended
                                                                           December 31, 2001           December 31, 2001
                                                                          ------------------           -----------------
                                                                                             (Unaudited)
                                                                                            (In millions)

     OCI - derivative instruments, beginning of period...........            $    (2.6)                    $    (2.0)
                                                                             ---------                     ---------
        Gain (loss) on derivative instruments....................                  0.5                          (0.7)
        Reclassification to earnings of net loss during the period                 0.4                           0.8
        Provision for deferred income taxes......................                 (0.3)                         (0.1)
                                                                             ---------                     ---------
           Net derivative instruments gain (loss)................                  0.6                            -
                                                                             ---------                     ---------
     OCI - derivative instruments, end of period.................            $    (2.0)                    $    (2.0)
                                                                             =========                     =========


Of the $2.0 million net derivative instruments loss recorded in OCI at the end of the period, $2.6 million, net of tax, related to interest rate swaps and options. Offsetting the net loss was $0.6 million, net of tax, related to forward contracts and foreign currency options that the Company estimates will be reclassified to earnings as gains during the next nine months. Upon repayment of the term loan in February 2002, losses deferred in OCI will be reclassified to earnings. These losses will be substantially offset by deferred gains from previously terminated interest rate swaps.

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

                                                                           Three Months Ended          Six Months Ended
                                                                               December 31               December 31
                                                                           ------------------          ----------------
                                                                            2001       2000             2001      2000
                                                                            ----       ----             ----      ----
                                                                                             (Unaudited)
                                                                                            (In millions)
SEGMENT DATA
   Net Sales:
      Skin Care........................................................   $   431.7  $   423.2      $   825.2  $   818.4
      Makeup...........................................................       416.1      420.5          863.6      851.8
      Fragrance........................................................       346.7      396.9          638.0      696.7
      Hair Care........................................................        58.4       43.0          108.4       88.6
      Other............................................................         4.5        8.0            9.9       13.8
                                                                          ---------  ---------      ---------  ---------
                                                                          $ 1,257.4  $ 1,291.6      $ 2,445.1  $ 2,469.3
                                                                          =========  =========      =========  =========
   Operating Income:
      Skin Care........................................................   $    77.3  $    85.5      $   143.9  $   152.3
      Makeup...........................................................        45.1       64.6           99.2      118.4
      Fragrance........................................................        11.5       46.1           42.5       78.6
      Hair Care........................................................        10.0        6.2           11.7        6.4
      Other............................................................        (0.4)       1.1           (0.9)       1.1
                                                                          ---------  ---------      ---------  ---------
                                                                              143.5      203.5          296.4      356.8
      Reconciliation:
         Interest expense, net.........................................         1.9        4.3            5.7        9.4
                                                                          ---------  ---------      ---------  ---------
      Earnings before income taxes, minority interest and
         accounting change.............................................   $   141.6  $   199.2      $   290.7  $   347.4
                                                                          =========  =========      =========  =========


REGIONAL DATA
   Net Sales:
      The Americas.....................................................   $   722.7  $   747.1      $ 1,488.1  $ 1,530.2
      Europe, the Middle East & Africa.................................       359.5      366.9          631.8      622.0
      Asia/Pacific.....................................................       175.2      177.6          325.2      317.1
                                                                          ---------  ---------      ---------  ---------
                                                                          $ 1,257.4  $ 1,291.6      $ 2,445.1  $ 2,469.3
                                                                          =========  =========      =========  =========
   Operating Income:
      The Americas.....................................................   $    61.1  $   106.4      $   164.9  $   217.5
      Europe, the Middle East & Africa.................................        53.8       70.6           92.6      103.8
      Asia/Pacific.....................................................        28.6       26.5           38.9       35.5
                                                                          ---------  ---------      ---------  ---------
                                                                          $   143.5  $   203.5      $   296.4  $   356.8
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

In August 2000, an affiliate of Revlon, Inc. sued the Company and its subsidiaries in the U.S. District Court, Southern District of New York, for alleged patent infringement and related claims. Revlon claims that five Estee Lauder products, two Origins foundations, a La Mer concealer and a jane foundation infringe its patent. Revlon is seeking, among other things, treble damages, punitive damages, equitable relief and attorneys' fees. The Company has filed counterclaims, which, among other things, challenge the validity of the patent. Mediation directed by the Court took place in August 2001 and in January 2002, but did not result in resolution of the litigation. In January 2002, the Court indefinitely postponed the trial date (then set for February 2002) and established a schedule for pretrial motions. The Company intends to defend itself vigorously. Although the final outcome of the lawsuit cannot be predicted with certainty, based on legal analysis and the discovery proceedings in the litigation, management believes that the case will not have a material adverse effect on the Company's consolidated financial results.

In February 2000, the Company and eight other manufacturers of cosmetics (the "Manufacturer Defendants") were added as defendants in a consolidated class action lawsuit that had been pending in the Superior Court of the State of California in Marin County. The plaintiffs purport to represent a class of all California residents who purchased prestige cosmetic products at retail for personal use from a number of department stores that sold such products in California (the "Department Store Defendants"). Plaintiffs filed their initial actions against the Department Store Defendants in May 1998. In May 2000, plaintiffs filed an amended complaint alleging that the Department Store Defendants and the Manufacturer Defendants conspired to fix and maintain retail prices and to limit the supply of prestige cosmetic products sold by the Department Store Defendants in violation of California state law. The plaintiffs are seeking, among other things, treble damages, equitable relief, attorneys' fees, interest and costs. Pre-trial proceedings and discovery have commenced. Court-directed mediation and related settlement discussions are continuing. The Company intends to defend itself vigorously. While no assurance can be given as to the ultimate outcome of this lawsuit, based on preliminary investigation, management believes that the case will not have a material adverse effect on the Company's consolidated financial results.

In 1998, the Office of the Attorney General of the State of New York (the "State") notified the Company and ten other entities that they are potentially responsible parties ("PRPs") with respect to the Blydenburgh landfill in Islip, New York. Each PRP may be jointly and severally liable for the costs of investigation and cleanup, which the State estimates to be $16 million. While the State has sued other PRPs in connection with the site, the State has not sued the Company. The Company and certain other PRPs are in discussions with the State regarding possible settlement of the matter. While no assurance can be given as to the ultimate outcome, management believes that the matter will not have a material adverse effect on the Company's consolidated financial results.

In 1998, the State notified the Company and fifteen other entities that they are PRPs with respect to the Huntington/East Northport landfill. The cleanup costs are estimated at $20 million. No litigation has commenced. The Company and other PRPs are in discussions with the State regarding possible settlement of the matter. While no assurance can be given as to the ultimate outcome, management believes that the matter will not have a material adverse effect on the Company's consolidated financial results.

                         THE ESTEE LAUDER COMPANIES INC.

                           PART II. OTHER INFORMATION


Item 4.  Submission of matters to a vote of security holders

(a) The Annual Meeting of Stockholders of the Company was held on October 31, 2001.

(b)      The following directors were elected at the Annual Meeting of
         Stockholders: Lynn Forester, William P. Lauder and Richard D. Parsons, as Class II Directors for a term expiring at the 2004 Annual Meeting. The Class III Directors, whose terms expire at the 2002 Annual Meeting, are Charlene Barshefsky, Leonard A. Lauder, Ronald S. Lauder and Marshall Rose. The Class I Directors, whose terms expire at the 2003 Annual Meeting, are Irvine O. Hockaday, Jr., Fred H. Langhammer and Faye Wattleton.

(c)      (i) Each person elected as a director at the Annual Meeting received the number of votes (shares of Class B Common Stock are entitled to ten votes per share) indicated beside his or her name:

                 Name                     Votes For            Votes Withheld
                 ----                     ---------            --------------
                 Lynn Forester            1,234,159,630        1,175,041
                 William P. Lauder        1,233,537,427        1,797,244
                 Richard D. Parsons       1,234,162,549        1,172,122

         (ii) The Fiscal 2002 Share Incentive Plan was approved as indicated below.

                     Votes For      Votes Against  Abstentions  Broker Non-Votes
                     ---------      -------------  -----------  ----------------
              Total  1,199,171,642  16,331,000     241,489      19,590,540

         (iii)1,334,657,961 votes were cast for and 128,206 votes were cast against the ratification of the appointment of Arthur Andersen LLP as independent auditors of the Company for the 2002 fiscal year. There were 36,821 abstentions and no broker nonvotes.

(d)      Not applicable.


Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits  --
Exhibit
Number           Description

    4.1 Indenture, dated as of November 5, 1999, between the Company and State Street Bank and Trust Company, N.A. (filed as Exhibit 4 to Amendment No. 1 to our Registration Statement on Form S-3
         (No. 333-85947) on November 5, 1999).
    4.2 Officers' Certificate, dated January 10, 2002, defining certain terms of the 6% Senior Notes due 2012.
    4.3  Global Note for the 6% Senior Notes due 2012.
  10.17 Fiscal 2002 Share Incentive Plan (filed as Exhibit 4(d) to our Registration Statement on Form S-8 (No.333-72684) on
         November 1, 2001). *

* Exhibit is a management contract or compensatory plan or arrangement.

                         THE ESTEE LAUDER COMPANIES INC.

                           PART II. OTHER INFORMATION


(b)      Reports on Form 8-K  --

On October 25, 2001, we filed a Current Report on Form 8-K. Pursuant to Item 5 of Form 8-K, we reported our fiscal 2002 first-quarter results and our expectations regarding fiscal 2002 second-quarter and full-year results.

On December 20, 2001, we filed a Current Report on Form 8-K. Pursuant to Item 5 of Form 8-K, we revised our expectations regarding fiscal 2002 second-quarter and full-year financial results.

On January 31, 2002, we filed a Current Report on Form 8-K. Pursuant to Item 5 of Form 8-K, we reported our fiscal 2002 second-quarter results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           THE ESTEE LAUDER COMPANIES INC.



Date: January 31, 2002                      By:      /s/Richard W. Kunes
                                                -------------------------
                                                      Richard W. Kunes
                                                    Senior Vice President
                                                  and Chief Financial Officer
                                                   (Principal Financial and
                                                       Accounting Officer)