Form 10-Q
period 2002-03-31
ESTEE LAUDER COMPANIES INC
filed 2002-05-01
CIK 1001250

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004
                            ----------------------

                                 FORM 10-Q


(Mark One)
X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
-    Act of 1934

                 For the quarterly period ended March 31, 2002

                             OR

   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
-  Act of 1934

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               -


At April 26, 2002, 129,051,977 shares of the registrant's Class A Common Stock, $.01 par value, and 108,412,533 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding.

                         THE ESTEE LAUDER COMPANIES INC.

                                      INDEX
                                                                            Page
Part I. Financial Information

Consolidated Statements of Earnings --
Three Months and Nine Months Ended March 31,2002 and 2001......................2

Management's Discussion and Analysis of
Financial Condition and Results of Operations..................................3

Consolidated Balance Sheets --
March 31,2002 and June 30,2001................................................17

Consolidated Statements of Cash Flows --
Nine Months Ended March 31, 2002 and 2001.....................................18

Notes to Consolidated Financial Statements....................................19

Part II. Other Information....................................................27

                         THE ESTEE LAUDER COMPANIES INC.

                          PART I. FINANCIAL INFORMATION

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                                          Three Months Ended           Nine Months Ended
                                                                                 March 31                  March 31
                                                                          --------------------       -----------------
                                                                            2002        2001            2002        2001
                                                                            ----        ----            ----        ----

                                                                                  (In millions, except per share data)

Net Sales........................................................          $1,121.7   $1,103.5        $3,614.7    $3,620.5
Cost of sales....................................................             318.3      297.7         1,006.9       986.3
                                                                          ---------  ---------       ---------     -------

Gross Profit.....................................................             803.4      805.8         2,607.8     2,634.2
                                                                          ---------  ---------       ---------     -------

Operating expenses:
   Selling, general and administrative...........................             719.4      696.9         2,218.5     2,153.2
   Related party royalties.......................................               2.9        3.6            11.8        18.9
                                                                          ---------  ---------       ---------     -------
                                                                              722.3      700.5         2,230.3     2,172.1
                                                                          ---------  ---------       ---------     -------

Operating Income.................................................              81.1      105.3           377.5       462.1

Interest expense, net............................................               2.6        2.0             8.3        11.4
                                                                          ---------  ---------       ---------     -------
Earnings before Income Taxes, Minority Interest
 and Accounting Change...........................................              78.5      103.3           369.2       450.7

Provision for income taxes.......................................              27.1       37.2           127.4       162.3
Minority interest, net of tax....................................              (0.7)      (1.0)           (3.9)       (1.4)
                                                                          ---------  ---------       ---------     -------
Net Earnings before Accounting Change............................              50.7       65.1           237.9       287.0

Cumulative effect of a change in accounting principle, net of tax               -           -            (20.6)       (2.2)
                                                                          ---------  ---------       ---------    --------
Net Earnings ....................................................              50.7       65.1           217.3       284.8


Preferred stock dividends........................................               5.9        5.9            17.6        17.6
                                                                          ---------  ---------       ---------     -------
Net Earnings Attributable to Common Stock........................         $    44.8  $    59.2       $   199.7     $ 267.2
                                                                          =========  =========       =========     =======

Basic net earnings per common share:
     Net earnings attributable to common stock before
      accounting change..........................................         $    .19   $    .25        $     .93        1.13
     Cumulative effect of a change in accounting principle, net of tax        -           -               (.09)       (.01)
                                                                          --------  ---------        ---------     -------
     Net earnings attributable to common stock...................         $    .19   $    .25        $     .84     $  1.12
                                                                          ========   ========        =========     =======

Diluted net earnings per common share:
     Net earnings attributable to common stock before
      accounting change..........................................         $    .19   $    .24        $     .92     $  1.11
     Cumulative effect of a change in accounting principle, net of tax        -           -               (.09)       (.01)
                                                                          --------   --------        ---------     -------
     Net earnings attributable to common stock...................         $    .19   $    .24        $     .83     $  1.10
                                                                          ========   ========        =========     =======

Weighted average common shares outstanding:
     Basic.......................................................            237.9     238.4             238.3       238.3
     Diluted.....................................................            240.4     242.0             241.1       242.2

Cash dividends declared per common share.........................         $    .05   $   .05        $      .15    $    .15

             See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

We manufacture, market and sell skin care, makeup, fragrance and hair care products which are distributed in over 120 countries and territories. The following is a comparative summary of operating results for the three and nine months ended March 31, 2002 and 2001, and reflects the basis of presentation described in Note 1 to the consolidated financial statements for all periods presented. Sales of products and services that do not meet our definition of skin care, makeup, fragrance or hair care have been included in the "other" category.

                                                                          Three Months Ended           Nine Months Ended
                                                                                 March 31                  March 31
                                                                          --------------------       -------------------
                                                                            2002       2001             2002       2001
                                                                            ----       ----             ----       ----
                                                                                           (In millions)
NET SALES
   By Region:
      The Americas...............................................         $   696.5  $   686.6        $2,218.2   $2,251.9
      Europe, the Middle East & Africa...........................             291.3      283.7           933.4      914.2
      Asia/Pacific...............................................             133.9      133.2           463.1      454.4
                                                                          ---------  ---------       ---------   --------
                                                                          $ 1,121.7  $ 1,103.5        $3,614.7   $3,620.5
                                                                          =========  =========        ========   ========

   By Product Category:
      Skin Care..................................................         $   438.4  $   419.6       $ 1,279.3  $ 1,253.3
      Makeup.....................................................             470.5      464.5         1,348.5    1,330.2
      Fragrance..................................................             156.5      173.8           812.3      889.0
      Hair Care..................................................              49.6       39.9           158.0      128.5
      Other......................................................               6.7        5.7            16.6       19.5
                                                                          ---------  ---------       ---------  ---------
                                                                          $ 1,121.7  $ 1,103.5        $3,614.7   $3,620.5
                                                                          =========  =========       =========   ========

OPERATING INCOME
   By Region:
      The Americas...............................................         $    37.7  $    57.3       $   202.6  $   274.8
      Europe, the Middle East & Africa...........................              37.3       39.6           129.9      143.4
      Asia/Pacific...............................................               6.1        8.4            45.0       43.9
                                                                          ---------  ---------       ---------  ---------
                                                                          $    81.1  $   105.3       $   377.5  $   462.1
                                                                          =========  =========       =========  =========

   By Product Category:
      Skin Care..................................................         $    58.9  $    56.7       $   202.8  $   209.0
      Makeup.....................................................              41.5       52.1           140.7      170.5
      Fragrance..................................................             (20.9)      (6.1)           21.6       72.5
      Hair Care..................................................               0.6        2.1            12.3        8.5
      Other......................................................               1.0        0.5             0.1        1.6
                                                                          ---------  ---------       --------   ---------

                                                                          $    81.1  $   105.3       $   377.5  $   462.1
                                                                          =========  =========       =========  =========

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table presents certain consolidated earnings data as a percentage of net sales:

                                                                          Three Months Ended       Nine Months Ended
                                                                                March 31                 March 31
                                                                          --------------------     -------------------
                                                                            2002        2001         2002       2001
                                                                            ----        ----         ----       ----
Net sales........................................................            100.0%    100.0%        100.0%      100.0%
Cost of sales....................................................             28.4      27.0           27.9       27.2
                                                                            ------     -----         ------     ------
Gross profit.....................................................             71.6      73.0           72.1       72.8
                                                                            ------     -----         ------     ------
Operating expenses
   Selling, general and administrative...........................             64.1      63.2           61.4       59.5
   Related party royalties.......................................              0.3       0.3            0.3        0.5
                                                                            ------     -----         ------     ------
                                                                              64.4      63.5           61.7       60.0
                                                                            ------     -----         ------     ------

Operating income.................................................              7.2       9.5           10.4       12.8
Interest expense, net............................................              0.2       0.1            0.2        0.4
                                                                            ------     -----         ------     ------

Earnings before income taxes, minority interest and accounting
   change........................................................              7.0       9.4           10.2       12.4
Provision for income taxes.......................................              2.4       3.4            3.5        4.5
Minority interest, net of tax....................................             (0.1)     (0.1)          (0.1)        -
                                                                            ------     -----        -------     ------


Net earnings before accounting change............................              4.5       5.9            6.6        7.9
Cumulative effect of a change in accounting principle, net of tax              -          -            (0.6)        -
                                                                            ------     -----        -------    ------


Net earnings.....................................................              4.5%      5.9%           6.0%       7.9%
                                                                            ======     =====         =======    =======

Third Quarter Fiscal 2002 as Compared with Third Quarter Fiscal 2001
NET SALES

Net sales increased 2% or $18.2 million to $1.12 billion fueled by new product introductions in all geographic regions and additional distribution points. Partially offsetting this increase in net sales was a 14% reduction in travel retail net sales, which resulted from reduced worldwide travel, and continued weakness in the Americas. Excluding the impact of foreign currency translation, net sales increased 4%.

Product Categories

Skin Care
Net sales of skin care products increased 4% or $18.8 million to $438.4 million. Increases in net sales were primarily attributable to recently launched products such as Advanced Night Repair Eye Recovery Complex, Moisture Surge Extra, Total Turnaround Visible Skin Renewer, A Perfect World, Moisture Surge Eye Gel and LightSource Transforming Moisture Lotion and Cream. Partially offsetting these increases were lower net sales of certain existing products such as Turnaround Cream, Re-Nutriv Intensive Lift Serum, Ginger Souffle and Ginger Body Wash. In addition, the prior-year included the very successful launch of Anti-Gravity Firming Eye Lift Cream and Anti-Gravity Firming Lift Cream.

Makeup
Makeup net sales increased 1% or $6.0 million to $470.5 million. The increase in net sales reflected the current-period launch of So Ingenious, Moisture Sheer Lipstick and Illusionist Mascara as well as growth in sales from M.A.C and Bobbi Brown products. Recently launched products such as Gentle Light Makeup and Powder, Sumptuous Lipstick and High Impact Eye Shadow Duos also contributed to the increase in makeup sales. Partially offsetting the increase in net sales were lower sales of Two-in-one Eye Shadow and Long Last Soft Shine Lipstick. Results for the prior-year quarter also include the launch of Moisture Surge Lipstick and Lash Doubling Mascara.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Fragrance
Net sales of fragrance products decreased 10% or $17.3 million to $156.5 million. This category continued to be impacted by the softness of the fragrance business in the United States and the decline in our travel retail business, which depends substantially on fragrance products. On a product basis, lower sales of Beautiful, Estee Lauder pleasures, certain Tommy Hilfiger licensed products and DKNY for Women were partially offset by sales of T, a new fragrance in the Tommy Hilfiger line.

Hair Care
Hair care net sales increased 24% or $9.7 million to $49.6 million. This increase was primarily related to new products such as Color Conserve Shampoo and additional Company-owned retail stores and independent salons that carry our product.

The introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

Geographic Regions
Net sales in the Americas increased 1% or $9.9 million to $696.5 million. The increase is primarily due to the success of new and certain existing products, growth from most newer brands and higher results in Canada, partially offset by the continued soft retail environment in the United States. Uncertain economic conditions may persist into the next fiscal year and we are planning accordingly. In Europe, the Middle East & Africa, net sales increased 3% or $7.6 million to $291.3 million. Excluding the impact of foreign currency translation, net sales increased 6%. On a reported basis, this increase was primarily the result of higher net sales in the United Kingdom, Spain and Greece, where we recently formed a joint venture in which we own a controlling majority interest that replaced the prior distributor. The increase was partially offset by significantly lower net sales in our travel retail business, which has been adversely affected by a decrease in worldwide travel. Continued weakness in worldwide travel will adversely affect our travel retail business. Excluding the impact of our travel retail business, Europe, the Middle East & Africa net sales increased 8% or $16.6 million. Net sales in Asia/Pacific increased slightly to $133.9 million primarily due to higher net sales in Korea and Thailand, partially offset by lower net sales in Japan. Japan continues to remain a difficult market due to local economic conditions and increasing competition. The challenges are made more difficult by the weakening of the Japanese yen as compared with the U.S. dollar. Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 8%.

We strategically stagger our new product launches by geographic market, which may contribute to differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales was 28.4% as compared with 27.0% in the prior-year quarter. The lower margin can be attributed in part to production volume decreases resulting in under-absorption of overhead. In addition, lower than planned raw material purchases reduced anticipated savings from sourcing initiatives. Partially offsetting these negative factors were lower sales volumes of products with a higher cost of goods, particularly in travel retail and fragrance. Due to variations in our launch calendar and the timing of promotions, we anticipate greater fluctuations in our gross margins and operating expenses on a quarter-by-quarter basis.

OPERATING EXPENSES

Operating expenses increased to 64.4% of net sales as compared with 63.5% of net sales in the prior-year quarter. The increase in operating expenses as a percentage of net sales reflects a slower growth rate in sales than operating expenses, primarily due to economic conditions in the United States. As part of our long-term strategies, we continued to emphasize the building of "brand equities" through advertising and promotional spending and retail store expansion despite difficult economic times. Changes in advertising and promotional spending result from the type, timing and level of advertising and promotional activities related to product launches and rollouts, as well as the markets being emphasized.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATING INCOME

Operating income decreased 23% or $24.2 million to $81.1 million as compared with the prior-year quarter. Operating margins were 7.2% of net sales in the current period as compared with 9.5% in the prior-year quarter. The decrease in operating margin was primarily due to lower than planned sales, higher than planned cost of sales as well as increased support spending and new distribution channel costs. This was partially offset by the exclusion of amortization expense due to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets".

Product Categories

Operating income increased 4% to $58.9 million in the skin care category, primarily due to new and recently launched products. Operating income decreased 20% to $41.5 million in makeup which was primarily caused by lower than anticipated sales levels, coupled with continued advertising and promotional spending to promote new and recently launched products. We incurred an operating loss in our fragrance business of $20.9 million, as compared to the prior-year quarter operating loss of $6.1 million, reflecting lower net sales and increased support spending versus the prior-year quarter. Hair care operating income decreased 71%, from a smaller base, to $0.6 million primarily reflecting incremental costs associated with refining Aveda salon distribution and investing in new and recently launched product introductions.

Geographic Regions
Operating income in the Americas decreased 34% or $19.6 million to $37.7 million primarily due to continued weakness in the U.S. economy and increased spending in advertising, promotion and newer distribution channels. In Europe, the Middle East & Africa, operating income decreased 6% or $2.3 million to $37.3 million primarily due to the significant decrease in our travel retail business. Despite the overall decrease, operating results improved in a number of markets led by Spain and the United Kingdom. In Asia/Pacific, operating income decreased 27% or $2.3 million to $6.1 million primarily due to lower operating income in China, Hong Kong and Malaysia, partially offset by improved results in Japan reflecting planned reductions in operating expenses as a percentage of net sales.

INTEREST EXPENSE, NET

Net interest expense was $2.6 million as compared with $2.0 million in the prior-year quarter. The increase in net interest expense resulted from the exchange of variable-rate debt to fixed-rate debt in January 2002. We believe this change in our interest rate risk management strategy will mitigate future interest rate volatility, but we expect it will continue to result in a higher level of interest expense in the near term.

PROVISION FOR INCOME TAXES

The provision for income taxes represents Federal, foreign, state and local income taxes. The effective rate for income taxes for the three months ended March 31, 2002 was 34.5% as compared with 36.0% in the prior-year quarter. These rates reflect the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. The decrease in the effective income tax rate was principally attributable to ongoing tax planning initiatives. Also impacting the effective tax rate was a decrease in non-deductible domestic royalty expense and the elimination of certain non-deductible goodwill amortization resulting from the implementation of SFAS No. 142, "Goodwill and Other Intangible Assets".

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Nine Months Fiscal 2002 as compared with Nine Months Fiscal 2001

NET SALES

Net sales decreased 0.2% or $5.8 million to $3.61 billion. The unusual events that occurred during the current year and their effect on the economy have adversely impacted our business and the business of our retail customers. In addition, a related decline in worldwide travel has resulted in a 20% reduction in travel retail sales. Sales growth from certain newer brands and recently launched products partially offset these decreases.

Product Categories

Skin Care
Net sales of skin care products increased 2% or $26.0 million to $1.28 billion. The net sales increase is primarily attributable to recently launched products such as Total Turnaround Visible Skin Renewer, Advanced Night Repair Eye Recovery Complex, LightSource Transforming Moisture Lotion and Cream, Moisture Surge Extra and A Perfect World. Partially offsetting these increases were lower net sales of certain existing products such as Turnaround Cream, Fruition Extra and Diminish. Additionally, successful launches of products, like Idealist Skin Refinisher and Anti-Gravity Firming Lift Cream during the prior year created a difficult comparison with the current-year period.

Makeup
Makeup net sales increased 1% or $18.3 million to $1.35 billion. Recently launched products such as Gentle Light Makeup, Sumptuous Lipstick and High Impact Eye Shadow Duos contributed to the increase in makeup sales. In addition, newly launched products such as So Ingenious, Traceless and Moisture Sheer Lipstick have also contributed to the increase in this category. Partially offsetting the increase in net sales were lower sales of Two-in-one Eye Shadow, Long Last Soft Shine Lipstick and Color Options.

Fragrance
Net sales of fragrance products decreased 9% or $76.7 million to $812.3 million. This category continued to be impacted by the softness of the fragrance business in the United States and the decline in our travel retail business, which depends substantially on fragrance products. Based on the nine months ending March 31, 2002 and these negative trends, we expect full-year fragrance sales to be substantially below those achieved last year. Lower net sales of Beautiful, DKNY for Women, Estee Lauder pleasures and certain existing Tommy Hilfiger licensed products were partially offset by the recent launch of T, a new fragrance in the Tommy Hilfiger line, and increased net sales of Intuition.

Hair Care
Hair care net sales increased 23% or $29.5 million to $158.0 million. This increase was primarily the result of growth from Aveda, which combined recently launched products such as Texture Lotions and Color Conserve Shampoo and an increase in the number of Company-owned Aveda Environmental Lifestyle Stores, and growth in sales of Bumble and bumble products. The results were partially offset by lower sales from Clinique's Simple Hair Care System when compared with the prior-year launch.

The introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Geographic Regions
Net sales in the Americas decreased 1% or $33.7 million to $2.22 billion. This decrease was primarily due to continued weakness and uncertainty in the U.S. economy. Uncertain economic conditions may persist into the next fiscal year and we are planning accordingly. These sales decreases have been partially mitigated by the growth of our newer brands, in particular Mo Ao C and Aveda. In Europe, the Middle East & Africa, net sales increased 2% or $19.2 million to $933.4 million. Excluding the impact of our travel retail business, which was adversely affected by a decrease in worldwide travel, net sales increased 9% or $61.7 million, reflecting increased sales in the United Kingdom, Spain and Greece, where we recently formed a joint venture in which we own a controlling majority interest that replaced the prior distributor. Continued weakness in worldwide travel will adversely affect our travel retail business. Net sales in Asia/Pacific increased 2% or $8.7 million to $463.1 million primarily due to higher net sales in Korea and Thailand, as well as in Australia where we benefited from a change in retailer arrangements. This increase was partially offset by lower net sales in Taiwan and Japan, which remains a difficult market due to local economic conditions and increasing competition. The challenges are made more difficult by the weakening of the Japanese yen as compared with the U.S. dollar. Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 10%.

We strategically stagger our new product launches by geographic market, which may contribute to differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales was 27.9% as compared with 27.2% in the prior-year period. The lower margin can be attributed in part to production volume decreases resulting in under-absorption of overhead. An increase in promotional activities also impacted cost of sales. In addition, lower than planned raw material purchases reduced anticipated savings from sourcing initiatives. Partially offsetting these negative factors were lower sales volumes of products with a higher cost of goods, particularly in travel retail and fragrance. Due to variations in our launch calendar and the timing of promotions, we anticipate greater fluctuations in our gross margins and operating expenses on a period-by-period basis.


OPERATING EXPENSES

Operating expenses increased to 61.7% of net sales as compared with 60.0% of net sales in the prior-year period. The increase in operating expenses primarily related to continued advertising and promotional spending and the increased cost of our retail store operations, which has a higher operating cost structure than our traditional distribution channels. The increase in operating expenses as a percentage of net sales reflects a slower growth rate in sales than operating expenses, primarily due to economic conditions in the United States as discussed above. As part of our long-term strategies, we continued to emphasize the building of "brand equities" through advertising and promotional spending and retail store expansion despite difficult economic times. Changes in advertising and promotional spending result from the type, timing and level of advertising and promotional activities related to product launches and rollouts, as well as the markets being emphasized.

OPERATING INCOME

Operating income decreased 18% or $84.6 million to $377.5 million as compared with the prior-year period. Operating margins were 10.4% of net sales in the current period as compared with 12.8% in the prior-year period. The decrease in operating margin was primarily due to lower sales levels, increased support spending and new distribution channel costs. This was partially offset by the exclusion of amortization expense due to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" and the November 2000 expiration of amortization related to purchased royalty rights.

                          THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Product Categories
Operating income decreased 70% to $21.6 million in fragrance, 17% to $140.7 million in makeup and 3% to $202.8 million in skin care, primarily due to lower than anticipated sales levels, coupled with continued advertising and promotional spending to promote new and recently launched products. Hair care operating income increased 45%, from a smaller base, to $12.3 million, primarily due to sales growth from Aveda and Bumble and bumble.

Geographic Regions
Operating income in the Americas decreased 26% or $72.2 million to $202.6 million, caused by lower sales attributable to weakness in the U.S. economy and continued advertising and promotional spending. In Europe, the Middle East & Africa, operating income decreased 9% or $13.5 million to $129.9 million primarily due to the significant decrease in our travel retail business. Excluding the impact of our travel retail business, operating income increased due to improved operating results in Italy, the United Kingdom, Spain and Germany. We also benefited from the inclusion of operating results from our joint venture in Greece. In Asia/Pacific, operating income increased 3% or $1.1 million to $45.0 million due to improved results in Korea, Taiwan and Australia, partially offset by lower income in Hong Kong and China.

INTEREST EXPENSE, NET

Net interest expense was $8.3 million as compared with $11.4 million in the prior-year period. The decrease in net interest expense resulted from a lower effective interest rate compared with the prior-year period. This was primarily due to our interest rate risk management strategy that relied on commercial paper and variable-rate term loans. In January 2002, we took advantage of prevailing market rates and issued fixed rate long-term notes to replace our variable-rate debt. We believe this will mitigate future interest rate volatility, but we expect it will result in a higher level of interest expense in the near term.

PROVISION FOR INCOME TAXES

The provision for income taxes represents Federal, foreign, state and local income taxes. The effective rate for income taxes for the nine months ended March 31, 2002 was 34.5% as compared with 36.0% in the prior-year period. These rates reflect the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. The decrease in the effective income tax rate was principally attributable to ongoing tax planning initiatives. Also impacting the effective tax rate was a decrease in non-deductible domestic royalty expense and the elimination of certain non-deductible goodwill amortization resulting from the implementation of SFAS No. 142, "Goodwill and Other Intangible Assets".

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

The nine month period ended March 31, 2002 includes a one-time charge of $20.6 million, or $.09 per common share, attributable to the cumulative effect of adopting SFAS No. 142, "Goodwill and Other Intangible Assets". For a discussion of this charge, see "Accounting Standards" below. The nine month period ended March 31, 2001 includes a one-time charge of $2.2 million, after tax, or $.01 per common share, attributable to the cumulative effect of adopting SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".


FINANCIAL CONDITION
-------------------

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds historically have been cash flows from operations and borrowings under commercial paper and committed and uncommitted credit lines provided by banks in the United States and abroad. In January 2002, we repaid $200.0 million principal amount of bank borrowings with proceeds of a public offering of 6% Senior Notes due 2012. At March 31, 2002, we had cash and cash equivalents of $469.0 million compared with $346.7 million at June 30, 2001.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


We have a $750.0 million commercial paper program, under which we have issued, and intend to issue, commercial paper in the United States. Our commercial paper is currently rated A-1 by Standard & Poor's and P-1 by Moody's. Our long-term credit ratings are A+ by Standard & Poor's and A1 by Moody's. At March 31, 2002, our outstanding long-term borrowings consisted of $130.0 million of commercial paper; $248.9 million, net of $1.1 unamortized debt discount, of 6% Senior Notes due January 2012; a 350.0 million yen loan payable (approximately $2.7 million at current exchange rates), which matures in April 2003; and a 3.0 billion yen term loan (approximately $22.8 million at current exchange rates), which is due in March 2006. Commercial paper is classified as long-term debt on our balance sheet based upon our intent and ability to refinance maturing commercial paper on a long-term basis. It is our policy to maintain backup facilities to support our commercial paper program and its classification as long-term debt. As of March 31, 2002, we had an unused $400.0 million revolving credit facility, expiring on June 28, 2006. In January 2002, we issued and sold $250.0 million of 6% Senior Notes due 2012 ("Senior Notes") in a public offering. The Senior Notes were priced at 99.538% with a yield of 6.062%. Interest payments will be made semi-annually on January 15 and July 15 of each year, commencing on July 15, 2002. The primary portion of the net proceeds of the offering was used to repay our $200.0 million term loan. The remainder was used to repay a portion of the outstanding commercial paper. We issued these fixed-rate notes in an attempt to mitigate future interest rate volatility and capitalize on the prevailing market rates currently available for such instruments. However, we do expect the recent refinancing to result in a higher level of interest expense in the near term. We also have an effective shelf registration statement, under which $150.0 million remains available for the public issuance of debt securities.

Our business is seasonal in nature and, accordingly, our working capital needs vary. To meet these needs, we could issue up to an additional $620.0 million of commercial paper under our program, issue long-term debt securities or borrow under the revolving credit facility. As of March 31, 2002, we also had $29.8 million in unused uncommitted facilities.

Total debt as a percent of total capitalization was 18% at March 31, 2002 and 20% at June 30, 2001.

Net cash provided by operating activities was $365.6 million during the nine months ended March 31, 2002 as compared with $244.5 million in the prior-year period. This improvement in net cash flows provided by operating activities was generated by a reduction of inventory, in response to lower than anticipated sales growth, and a proportionately lower level of accounts receivable compared with the prior-year period which resulted from a decreased level of net sales. Net cash used for investing activities was $145.6 million during the nine months ended March 31, 2002, which primarily reflects capital expenditures. Net cash used for financing activities of $105.2 million, during the nine months ended March 31, 2002, primarily relates to common stock repurchases and dividend payments.

On February 26, 2002, the Board of Directors declared a quarterly dividend of $.05 per share on our Class A and Class B Common Stock, payable on April 2, 2002 to stockholders of record at the close of business on March 15, 2002. Total dividends declared for the nine months ended March 31, 2002, including dividends on the $6.50 Cumulative Redeemable Preferred Stock, were $53.2 million.

We will be required to redeem the outstanding $6.50 Cumulative Redeemable Preferred Stock on June 30, 2005. However, in the event that Mrs. Estee Lauder were to pass away before such date, then we would have the right to redeem the shares from the current holders, and the holders of such shares would have the right to put the shares to us, at $100 per share (or an aggregate of $360.0 million). If shares of $6.50 Cumulative Redeemable Preferred Stock are put to us, we would have up to 120 days after notice to purchase such shares.

In September 1998, our Board of Directors authorized a share repurchase program. We have purchased, and may continue to purchase, over an unspecified period of time, a total of up to eight million shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. During February 2002, we purchased 500,000 shares for $15.5 million, and during September 2001, we purchased one million shares for $34.2 million. To date, we have purchased approximately 2.6 million shares under this program.

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

Foreign Exchange Risk Management
We enter into forward exchange contracts to hedge purchases, receivables and payables denominated in foreign currencies for periods consistent with our identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on our costs and on the cash flows that we receive from foreign subsidiaries. Almost all foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions rated as strong investment grade by a major rating agency. We also enter into foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. The forward exchange contracts and foreign currency options have been designated as cash-flow hedges. As of March 31, 2002, these cash-flow hedges were highly effective, in all material respects.

As a matter of policy, we only enter into contracts with counterparties that have at least an "A" (or equivalent) credit rating. The counterparties to these contracts are major financial institutions. We do not have significant exposure to any one counterparty. Our exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized gains attributable to the contracts. Management believes risk of loss under these hedging contracts is remote and in any event would not be material to the consolidated financial results. The contracts have varying maturities through the end of June 2003. Costs associated with entering into such contracts have not been material to our consolidated financial results. We do not utilize derivative financial instruments for trading or speculative purposes. At March 31, 2002, we had foreign currency contracts in the form of forward exchange contracts and option contracts in the amount of $234.3 million and $12.5 million, respectively. The foreign currencies included in the forward exchange contracts (notional value stated in U.S. dollars) are principally the Japanese yen ($70.2 million), Euro ($29.4 million), Swiss franc ($25.1 million), Australian dollar ($17.5 million), Korean won ($13.5 million), Danish krone ($12.0 million), British pound ($11.9 million), and Mexican peso ($10.6 million). The foreign currencies included in the option contracts (notional value stated in U.S. dollars) are principally the Euro ($8.6 million) and Australian dollar ($2.4 million).

Interest Rate Risk Management
In January 2002, we paid off our outstanding term loan, which had a floating interest rate, with the proceeds from our January 2002 public debt offering of 6% Senior Notes. As a result, we terminated the interest rate swaps and options that were previously outstanding to mitigate interest rate volatility. No material gain or loss resulted from the termination of those contracts.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Market Risk
Using the value-at-risk model, as discussed in our annual report on Form 10-K for the fiscal year ended June 30, 2001, our average value-at-risk, calculated for the most recent twelve months, is $3.8 million related to our foreign exchange contracts. There have been no significant changes in market risk since June 30, 2001 that would have a material effect on our calculated value-at-risk exposure, as disclosed in the annual report on Form 10-K for the year ended June 30, 2001.

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

                                                                           Three Months Ended        Nine Months Ended
                                                                                March 31                  March 31
                                                                                --------                  --------
                                                                             2002      2001             2002      2001
                                                                             ----      ----             ----      ----
                                                                                               (Unaudited)
                                                                                (In millions, except per share data)


Reported Net Earnings before Accounting Change...........................   $  50.7   $  65.1          $ 237.9  $  287.0
    Cumulative effect of a change in accounting principle, net of tax....       -          -             (20.6)     (2.2)
                                                                            -------   -------          -------  --------
    Net Earnings.........................................................      50.7      65.1            217.3     284.8

    Preferred stock dividends............................................       5.9       5.9             17.6      17.6
                                                                            -------   -------          -------  --------
Reported Net Earnings Attributable to Common Stock.......................      44.8      59.2            199.7     267.2
    Add back:
    Goodwill amortization, net of tax....................................       -         3.3              -         9.9
                                                                            -------   -------         --------  --------


Pro forma Net Earnings  .................................................   $  44.8   $  62.5          $ 199.7  $  277.1
                                                                            =======   =======          =======  ========

Basic net earnings per common share:
    Reported net earnings attributable to
       common stock before accounting change.............................   $   .19   $   .25          $   .93  $   1.13
    Cumulative effect of a change in accounting principle, net of tax....       -         -               (.09)     (.01)
                                                                            -------   -------          -------  --------
    Net earnings attributable to common stock............................       .19       .25              .84      1.12
    Goodwill amortization, net of tax....................................       -         .01              -         .04
                                                                            -------   -------         --------  --------
    Pro forma net earnings attributable to common stock..................   $   .19   $   .26          $   .84  $   1.16
                                                                            =======   =======          =======  ========

Diluted net earnings per common share:
    Reported net earnings attributable to
       common stock before accounting change.............................   $   .19   $   .24          $   .92  $   1.11
    Cumulative effect of a change in accounting principle, net of tax....       -         -               (.09)     (.01)
                                                                            -------   -------          -------  --------
    Net earnings attributable to common stock............................       .19       .24              .83      1.10
    Goodwill amortization, net of tax....................................       -         .01              -         .04
                                                                            -------   -------          -------  --------


    Pro forma net earnings attributable to common stock..................   $   .19   $   .25          $   .83  $   1.14
                                                                            =======   =======          =======  ========

Weighted average common shares outstanding:

    Basic  ..............................................................     237.9     238.4            238.3     238.3
    Diluted..............................................................     240.4     242.0            241.1     242.2

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Effective January 1, 2002, we adopted the Emerging Issues Task Force ("EITF") Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer", which codified and reconciled the following EITF Issues: Issue No. 00-14, "Accounting for Certain Sales Incentives", Issue No. 00-22, "Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future" and Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". Issue No. 00-14 addresses when sales incentives and discounts should be recognized, as well as where the related revenues and expenses should be classified in the financial statements. Upon adoption of this Issue, we reclassified revenues generated from our purchase-with-purchase activities as sales and costs of our purchase-with-purchase and gift-with-purchase activities as cost of sales, which were previously reported net as operating expenses. Operating income has remained unchanged by this adoption. These reclassifications have been reported in the accompanying consolidated statements of earnings retroactively for all periods reported.

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

SUBSEQUENT EVENTS

Strategic Initiatives / Special Charges
---------------------------------------

We continue to be committed to top-line growth. At the same time we are focused on achieving efficiencies through specific processes, systems and initiatives to drive growth and improve profitability. As a result of this ongoing effort, in the fiscal 2002 fourth quarter, we will take a special charge for restructuring and repositioning certain businesses. The restructuring focuses on cost reduction opportunities related to the Internet, supply chain, globalization of the organization and distribution channel refinements. The pre-tax charge will be approximately $108 million. On an after-tax basis, the charge will be approximately $78 million, equal to $0.32 per diluted share. These after tax charges will result in a full year effective tax rate of approximately 36%. About $45 million of the charges are cash related and are expected to generate annual ongoing savings of approximately $43 million, beginning in fiscal 2003.

Specifically, the charge will include the following:

o        Internet
         --------
         We remain committed to achieving our overall Internet objectives of building a powerful customer database and creating attractive marketing opportunities for our brands. Continuing to operate Gloss.com as the premiere beauty site is an integral part of this effort. To achieve the objectives, reduce costs and improve profitability, we will outsource future Gloss.com platform development and maintenance efforts to one or more third party providers. Outsourcing will allow us to cut information technology costs and free up internal resources while retaining control of marketing and creative efforts. Additionally, Gloss will close its San Francisco facility and consolidate its operations in New York. As a result, included in the charge is a $24 million provision for restructuring the Gloss.com operations, including benefits and severance packages for 33 employees as well as asset write-offs. We will also take a $20 million charge to write-off the related Gloss.com acquisition goodwill.

o        Supply Chain
         ------------
         Building on previously announced chain initiatives, we will restructure certain manufacturing, distribution, research and development, information systems and quality assurance operations in the United States, Canada and Europe. The related charge will be $16 million. These actions along with future globaldistribution, supply chain optimization and system initiatives will drive our gross margin improvement.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


o        Globalization of Organization
         -----------------------------
         We continue to implement the previously announced transition to a global brand structure, streamlining the decision making process and increasing innovation and speed-to-market. The next phase of this transition entails eliminating duplicate functions and responsibilities. Future programs will focus on aligning our processes and systems with the new global organization to drive down operating expenses. We will record a charge of $23 million associated with these efforts.

o        Distribution
         ------------
         We have evaluated areas of distribution relative to their financial target and will focus our resources on the most productive sales channels. As a result, we will reconfigure our Argentina affiliate and will close certain points of distribution, including our remaining in-store tommy's shops. We will record a $25 million provision related to these actions.


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

         (xii) our ability to acquire or develop e-commerce capabilities, and other new information and distribution technologies, on a timely basis and within our cost estimates;

         (xiii) our ability to capitalize on opportunities for improved efficiency, such as globalization, and to integrate acquired businesses and realize value therefrom; and

         (xiv) consequences attributable to the events that took place in New York City and Washington, D.C. on September 11, 2001, including further attacks, retaliation and the threat of further attacks or retaliation.

We assume no responsibility to update forward-looking statements made herein or otherwise.

                         THE ESTEE LAUDER COMPANIES INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                               March 31            June 30
                                                                                                 2002                2001
                                                                                                 ----                ----
                                                                                              (Unaudited)
                                                                                                        (In millions)
                                    ASSETS

Current Assets
Cash and cash equivalents...............................................................       $  469.0           $   346.7
Accounts receivable, net................................................................          677.1               580.6
Inventory and promotional merchandise, net..............................................          514.9               630.3
Prepaid expenses and other current assets...............................................          192.6               181.3
                                                                                               --------            --------
     Total current assets...............................................................        1,853.6             1,738.9
                                                                                               --------            --------

Property, Plant and Equipment, net......................................................          570.0               528.7
                                                                                               --------            --------

Other Assets
Investments, at cost or market value....................................................           33.2                41.0
Deferred income taxes...................................................................           67.1                70.1
Goodwill, net ..........................................................................          687.4               699.7
Other intangible assets, net............................................................           18.5                21.0
Other assets, net.......................................................................          119.7               119.4
                                                                                               --------            --------
     Total other assets.................................................................          925.9               951.2
                                                                                               --------            --------
              Total assets..............................................................       $3,349.5            $3,218.8
                                                                                               ========            ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Short-term debt.........................................................................       $    5.3            $    5.8

Accounts payable........................................................................          191.6               239.8
Accrued income taxes....................................................................          113.6                79.0
Other accrued liabilities...............................................................          552.5               532.1
                                                                                               --------            --------
     Total current liabilities..........................................................          863.0               856.7
                                                                                               --------            --------

Noncurrent Liabilities
Long-term debt..........................................................................          404.4               410.9
Other noncurrent liabilities............................................................          248.6               239.1
                                                                                               --------            --------
     Total noncurrent liabilities.......................................................          653.0               650.0
                                                                                               --------            --------


$6.50 Cumulative Redeemable Preferred Stock, at redemption value........................          360.0               360.0
                                                                                               --------            --------

Stockholders' Equity
Common stock, $.01 par value; 650,000,000 shares Class A authorized; shares issued: 131,390,302 at March 31, 2002 and 126,053,825 at June 30, 2001;
   240,000,000 shares Class B authorized; shares issued and outstanding:
   108,412,533 at March 31, 2002 and 113,490,293 at June 30, 2001.......................            2.4                 2.4
Paid-in capital.........................................................................          263.7               258.3
Retained earnings.......................................................................        1,406.8             1,242.7
Accumulated other comprehensive loss....................................................         (118.9)             (120.5)
                                                                                               --------            --------
                                                                                                1,554.0             1,382.9
Less: Treasury stock, at cost; 2,377,860 Class A shares at March 31, 2002
   and 877,860 Class A shares at June 30, 2001..........................................          (80.5)              (30.8)
                                                                                               --------            --------
     Total stockholders' equity.........................................................        1,473.5             1,352.1
                                                                                               --------            --------
              Total liabilities and stockholders' equity................................       $3,349.5            $3,218.8
                                                                                               ========            ========

                              See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                       Nine Months Ended
                                                                                                            March 31
                                                                                                            --------
                                                                                                       2002          2001
                                                                                                       ----          ----
                                                                                                          (In millions)
Cash Flows from Operating Activities
   Net earnings...............................................................................       $ 217.3      $  284.8
   Adjustments to reconcile net earnings to net cash
     flows provided by operating activities:
       Depreciation and amortization..........................................................         117.6         113.0
       Amortization of purchased royalty rights...............................................           -             6.6
       Deferred income taxes..................................................................          20.0          (3.0)
       Minority interest......................................................................           3.9           1.4
       Cumulative effect of a change in accounting principle..................................          20.6           2.2
       Non-cash stock compensation............................................................          (0.8)         (1.3)

   Changes in operating assets and liabilities:
       Increase in accounts receivable, net...................................................         (96.2)       (153.0)
       Decrease in inventory and promotional merchandise, net.................................         115.8          40.7
       Increase in other assets, net..........................................................         (42.1)        (50.2)
       Decrease in accounts payable...........................................................         (47.4)        (40.6)
       Increase in accrued income taxes.......................................................          34.7          30.3
       Increase in other accrued liabilities..................................................          17.2           0.5
       Increase in other noncurrent liabilities...............................................           5.0          13.1
                                                                                                   ---------      --------
         Net cash flows provided by operating activities......................................         365.6         244.5
                                                                                                   ---------      --------

Cash Flows from Investing Activities
   Capital expenditures.......................................................................        (139.9)       (133.5)
   Acquisition of businesses, net of cash acquired............................................         (10.2)         (6.0)
   Purchase of long-term investments..........................................................           -            (0.3)
   Proceeds from the disposition of long-term investments.....................................           4.5           3.4
                                                                                                   ---------      --------
         Net cash flows used for investing activities.........................................        (145.6)       (136.4)
                                                                                                   ---------      --------

Cash Flows from Financing Activities
   Increase (decrease) in short-term debt, net................................................          (0.2)          0.1
   Proceeds from issuance of long-term debt, net..............................................         247.2          24.5
   Repayments of long-term debt...............................................................        (253.9)        (27.3)
   Net proceeds from employee stock transactions..............................................           4.8           7.6
   Payments to acquire treasury stock.........................................................         (49.8)          -
   Dividends paid.............................................................................         (53.3)        (53.2)
                                                                                                   ---------      --------
         Net cash flows used for financing activities.........................................        (105.2)        (48.3)
                                                                                                   ---------      --------

Effect of Exchange Rate Changes on Cash and Cash Equivalents..................................           7.5           3.4
                                                                                                   ---------      --------

   Net Increase in Cash and Cash Equivalents..................................................         122.3          63.2
   Cash and Cash Equivalents at Beginning of Period...........................................         346.7         320.3
                                                                                                   ---------      --------
   Cash and Cash Equivalents at End of Period.................................................     $   469.0      $  383.5
                                                                                                   =========      ========

Supplemental disclosures of cash flow information:

   Cash paid during the period for:
       Interest ..............................................................................     $    11.2      $   21.2
                                                                                                   =========      ========
       Income taxes...........................................................................     $    85.8      $  132.1
                                                                                                   =========      ========
   Non-cash items:
       Tax benefit from exercise of stock options.............................................     $     1.6      $    4.3
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

Net Earnings Per Common Share

For the three month and nine month periods ended March 31, 2002, net earnings per common share ("basic EPS") is computed by dividing net earnings, after deducting preferred stock dividends on the Company's $6.50 Cumulative Redeemable Preferred Stock, by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions). Net earnings per common share assuming dilution ("diluted EPS") is computed by reflecting potential dilution from the exercise of stock options.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

                                                                          Three Months Ended          Nine Months Ended
                                                                                March 31                   March 31
                                                                          --------------------       --------------------
                                                                            2002       2001             2002       2001
                                                                            ----       ----             ----       ----
                                                                                               (Unaudited)
                                                                                    (In millions, except per share data)
Numerator:
Net earnings before accounting change.................................    $    50.7  $    65.1       $   237.9  $   287.0
Preferred stock dividends.............................................          5.9        5.9            17.6       17.6
                                                                          ---------  ---------       ---------  ---------
Net earnings attributable to common stock before accounting change....         44.8       59.2           220.3      269.4
Cumulative effect of a change in accounting principle, net of tax.....          -          -             (20.6)      (2.2)
                                                                          =========  =========       =========  =========
Net earnings attributable to common stock.............................    $    44.8  $    59.2       $   199.7  $   267.2
                                                                          =========  =========       =========  =========

Denominator:
Weighted average common shares outstanding - Basic....................        237.9      238.4           238.3      238.3
Effect of dilutive securities: Stock options..........................          2.5        3.6             2.8        3.9
                                                                          ---------  ---------       ---------  ---------
Weighted average common shares outstanding - Diluted..................        240.4      242.0           241.1      242.2
                                                                          =========  =========       =========  =========

Basic net earnings per common share:
Net earnings before accounting change.................................    $     .19  $    .25        $     .93  $    1.13
Cumulative effect of a change in accounting principle, net of tax.....          -         -               (.09)      (.01)
                                                                          ---------  --------        ---------  ---------
Net earnings..........................................................    $     .19  $    .25        $     .84  $    1.12
                                                                          =========  ========        =========  =========

Diluted net earnings per common share:
Net earnings before accounting change.................................    $     .19  $    .24        $     .92  $    1.11
Cumulative effect of a change in accounting principle, net of tax.....          -         -               (.09)      (.01)
                                                                          --------   --------        ---------  ---------
Net earnings..........................................................    $     .19  $    .24        $     .83  $    1.10
                                                                          =========  ========        =========  =========

As of March 31, 2002 and 2001, options to purchase 14.4 million and 10.1 million shares, respectively, of common stock were not included in the computation of diluted EPS because the exercise prices of those options were greater than the average market price of the common stock. The options were still outstanding at the end of the applicable period.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and retail customer deductions of $29.6 million and $26.8 million as of March 31, 2002 and June 30, 2001, respectively.

Inventory and Promotional Merchandise

Inventory and promotional merchandise only include inventory considered saleable or usable in future periods, and are stated at the lower of cost or market, with cost being determined on the first-in, first-out method. Promotional merchandise is charged to expense at the time the merchandise is shipped to the Company's customers.

                                                                        March  31           June 30
                                                                           2002               2001
                                                                           ----               ----
                                                                         (Unaudited)
                                                                                 (In millions)
         Inventory and promotional merchandise consists of:
           Raw materials.........................................         $  128.7          $ 172.9
           Work in process.......................................             18.7             24.4
           Finished goods........................................            296.1            308.0
           Promotional merchandise...............................             71.4            125.0
                                                                          --------          -------
                                                                          $  514.9          $ 630.3
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

                                                                          March 31          June 30
                                                                            2002              2001
                                                                            ----              ----
                                                                         (Unaudited)
                                                                                   (In millions)

         Land ...................................................         $   12.8         $   12.7
         Buildings and improvements..............................            140.5            135.7
         Machinery and equipment.................................            607.5            563.2
         Furniture and fixtures..................................             79.5             77.5
         Leasehold improvements..................................            400.5            311.2
                                                                          --------          -------
                                                                           1,240.8          1,100.3
         Less accumulated depreciation and amortization..........            670.8            571.6
                                                                          --------          -------
                                                                          $  570.0         $  528.7
                                                                          ========         ========

Depreciation and amortization of property, plant and equipment was $33.8 million and $27.0 million during the three months ended March 31, 2002 and 2001, respectively, and $99.1 million and $79.8 million during the nine months ended March 31, 2002 and 2001, respectively.

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

                                                                           Three Months Ended        Nine Months Ended
                                                                                March 31                  March 31
                                                                                --------                  --------
                                                                             2002      2001             2002      2001
                                                                             ----      ----             ----      ----
(Unaudited)
(In millions, except per share data)


 Reported Net Earnings before Accounting Change..........................   $  50.7   $  65.1          $ 237.9  $  287.0
     Cumulative effect of a change in accounting principle, net of tax...       -         -              (20.6)     (2.2)
                                                                            -------   -------          -------  --------
    Net Earnings.........................................................      50.7      65.1            217.3     284.8

    Preferred stock dividends............................................       5.9       5.9             17.6      17.6
                                                                            -------   -------          -------  --------
 Reported Net Earnings Attributable to Common Stock......................      44.8      59.2            199.7     267.2
    Add back:
     Goodwill amortization, net of tax...................................       -         3.3              -         9.9
                                                                            -------   -------          -------  --------


Pro forma Net Earnings  .................................................   $  44.8   $  62.5          $ 199.7  $  277.1
                                                                            =======   =======          =======  ========

                                             THE ESTEE LAUDER COMPANIES INC.

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Three Months Ended        Nine Months Ended
                                                                                March 31                  March 31
                                                                                --------                  --------
                                                                             2002      2001             2002      2001
                                                                             ----      ----             ----      ----
(Unaudited)
(In millions, except per share data)

Basic net earnings per common share:
    Reported net earnings attributable to
       common stock before accounting change.............................   $   .19   $   .25          $   .93  $   1.13
    Cumulative effect of a change in accounting principle, net of tax....       -         -               (.09)     (.01)
                                                                            -------   -------          -------  --------
    Net earnings attributable to common stock............................       .19       .25              .84      1.12
    Goodwill amortization, net of tax....................................       -         .01              -         .04
                                                                            -------  --------          -------  --------

    Pro forma net earnings attributable to common stock..................   $   .19   $   .26          $   .84  $   1.16
                                                                            =======   =======          =======  ========

Diluted net earnings per common share:
    Reported net earnings attributable to
       common stock before accounting change.............................   $   .19   $   .24          $   .92  $   1.11
    Cumulative effect of a change in accounting principle, net of tax....       -         -               (.09)     (.01)
                                                                            -------   -------          -------  --------
    Net earnings attributable to common stock............................       .19       .24              .83      1.10
    Goodwill amortization, net of tax....................................       -         .01              -         .04
                                                                            -------   -------          -------  --------

    Pro forma net earnings attributable to common stock..................   $   .19   $   .25          $   .83  $   1.14
                                                                            =======   =======          =======  ========

Weighted average common shares outstanding:

    Basic  ..............................................................     237.9     238.4            238.3     238.3
    Diluted..............................................................     240.4     242.0            241.1     242.2

Goodwill

The change in the carrying amount of goodwill for the nine months ended March 31, 2002 is as follows:

                                                               Nine Months Ended
                                                                  March 31, 2002
                                                                  --------------
                                                                     (Unaudited)
                                                                   (In millions)

Net balance as of June 30, 2001......................................  $  699.7
   Goodwill impairment loss..........................................     (20.6)
   Goodwill acquired during the period...............................       8.3
                                                                        --------
Net balance as of March 31, 2002.....................................  $  687.4
                                                                        ========

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Other Intangible Assets

The components of other intangible assets as of March 31, 2002 consist of the following:

                                                 March 31, 2002
                                       ----------------------------------------
                                                  (Unaudited)
                                                 (In millions)

                                       Gross Carrying  Accumulated   Total Net
      Intangible assets consist of:       Value       Amortization   Book Value
                                       ----------     ------------  -----------

         Licensing agreements........   $   15.0         $    6.0        $  9.0
         Trademarks..................       15.9              7.5           8.4
         Patents.....................        1.6              0.5           1.1
                                        --------          -------       -------
         Total.......................   $   32.5          $  14.0       $  18.5
                                        ========          =======       =======

The aggregate amortization expense related to intangible assets for the nine months ended March 31, 2002 was $2.1 million. The aggregate amortization expense for the fiscal years ending June 30, 2002 through 2006 is estimated to be $3.0 million each fiscal year.

Restructuring Accrual

During the nine-month period ending March 31, 2002, the Company made payments of $19.4 million, which reduced the restructuring liability that had been established in June of fiscal 2001. Approximately $12.0 million of this amount related to a portion of the severance payments to 52 employees. As of March 31, 2002, there have been no material changes to the plan.

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. Actual results could differ from those estimates and assumptions.

Recently Issued Accounting Standards

Effective January 1, 2002, the Company adopted the Emerging Issues Task Force ("EITF") Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer", which codified and reconciled the following EITF Issues: Issue No. 00-14, "Accounting for Certain Sales Incentives", Issue No. 00-22, "Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future" and Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". Issue No. 00-14 addresses when sales incentives and discounts should be recognized, as well as where the related revenues and expenses should be classified in the financial statements. Upon adoption of this Issue, the Company reclassified revenues generated from purchase-with-purchase activities as sales and costs of purchase-with-purchase and gift-with-purchase activities as cost of sales, which were previously reported net as operating expenses. Operating income has remained unchanged by this adoption. These reclassifications have been reported in the accompanying consolidated statements of earnings retroactively for all periods reported.

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

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - COMPREHENSIVE  INCOME

The components of accumulated other comprehensive income ("OCI") included in the accompanying consolidated balance sheets consist of net unrealized investment gain (loss), net gain (loss) on derivative instruments designated and qualifying as cash-flow hedging instruments, net minimum pension liability adjustments and cumulative translation adjustments as of the end of each period.

Comprehensive income and its components, net of tax, are as follows:

                                                                          Three Months Ended           Nine Months Ended
                                                                              March  31                   March  31
                                                                          --------------------       ---------------------
                                                                            2002       2001             2002        2001
                                                                            ----       ----             ----        ----
                                                                                          (Unaudited)
                                                                                          (In millions)

Net earnings.....................................................         $    50.7  $    65.1       $   217.3     $  284.8
                                                                          ---------  ---------       ---------     --------
Other comprehensive income:
     Net unrealized investment (loss)............................              (0.1)      (2.7)           (1.9)       (10.7)
     Net derivative instruments gain (loss)......................               1.8       (1.9)            1.8          1.1
     Net minimum pension liability adjustments...................               -          -              (0.3)         -
     Translation adjustments.....................................             (12.5)      (4.6)            2.0        (21.2)
                                                                          ---------- ----------      ---------     --------

     Other comprehensive income (loss)...........................             (10.8)      (9.2)            1.6        (30.8)
                                                                          ---------- ----------      ---------     --------

Comprehensive income.............................................         $    39.9  $    55.9      $    218.9     $  254.0
                                                                          =========  =========      ==========     ========

The accumulated net loss on derivative instruments for the three and nine month periods ended March 31, 2002 consists of the following:

                                                                          Three Months Ended          Nine Months Ended
                                                                             March 31, 2002            March 31, 2002
                                                                          --------------------       ------------------
                                                                                             (Unaudited)
                                                                                             (In millions)

     OCI - derivative instruments, beginning of period...........            $    (2.0)                    $    (2.0)
                                                                             ---------                     ---------
        Gain (loss) on derivative instruments....................                 (0.7)                         (1.4)
        Reclassification to earnings of net loss during the period                 3.5                           4.3
        Provision for deferred income taxes......................                 (1.0)                         (1.1)
                                                                             ---------                     ---------
           Net derivative instruments gain.......................                  1.8                           1.8
                                                                             ---------                     ---------
     OCI - derivative instruments, end of period.................            $    (0.2)                    $    (0.2)
                                                                             =========                     =========

The $0.2 million, net of tax, derivative instrument loss recorded in OCI at the end of the period related to forward contracts and foreign currency options. With regard to interest rate contracts, upon repayment of the term loan in February 2002 and the termination of interest rate swaps and options, losses deferred in OCI were reclassified to earnings. Those losses were substantially offset by deferred gains from previously terminated interest rate swaps.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - SEGMENT DATA AND RELATED INFORMATION

Reportable operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the "Chief Executive") in deciding how to allocate resources and in assessing performance. Although the Company operates in one business segment, beauty products, management also evaluates performance on a product category basis. Performance is measured based upon net sales and operating income. Operating income represents earnings before income taxes and net interest expense. The accounting policies for each of the reportable segments are substantially the same as those for the consolidated financial statements, as described in the segment data and related information footnote, included in the June 30, 2001 annual report on Form 10-K. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements, thus no additional information is produced for the Chief Executive or included herein. There has been no significant variance in the total or long-lived asset value associated with each segment since June 30, 2001.

                                                                           Three Months Ended          Nine Months Ended
                                                                                March  31                  March  31
                                                                          -------------------          -----------------

                                                                            2002       2001             2002      2001
                                                                            ----       ----             ----      ----
                                                                                            (Unaudited)
                                                                                            (In millions)
SEGMENT DATA
   Net Sales:
      Skin Care........................................................   $   438.4  $   419.6      $ 1,279.3  $ 1,253.3
      Makeup...........................................................       470.5      464.5        1,348.5    1,330.2
      Fragrance........................................................       156.5      173.8          812.3      889.0
      Hair Care........................................................        49.6       39.9          158.0      128.5
      Other............................................................         6.7        5.7           16.6       19.5
                                                                          ---------  ---------      ---------  ---------
                                                                          $ 1,121.7  $ 1,103.5       $3,614.7  $ 3,620.5
                                                                          =========  =========      ========   =========
   Operating Income:
      Skin Care........................................................   $    58.9  $    56.7      $   202.8  $   209.0
      Makeup...........................................................        41.5       52.1          140.7      170.5
      Fragrance........................................................       (20.9)      (6.1)          21.6       72.5
      Hair Care........................................................         0.6        2.1           12.3        8.5
      Other............................................................         1.0        0.5            0.1        1.6
                                                                          ---------  ---------      ---------  ---------
                                                                               81.1      105.3          377.5      462.1
      Reconciliation:
         Interest expense, net.........................................         2.6        2.0            8.3       11.4
                                                                          ---------  ---------      ---------  ---------
      Earnings before income taxes, minority interest and
         accounting change.............................................   $    78.5  $   103.3      $   369.2  $   450.7
                                                                          =========  =========      =========  =========


REGIONAL DATA
   Net Sales:
      The Americas.....................................................   $   696.5  $   686.6      $ 2,218.2  $ 2,251.9
      Europe, the Middle East & Africa.................................       291.3      283.7          933.4      914.2
      Asia/Pacific.....................................................       133.9      133.2          463.1      454.4
                                                                          ---------  ---------      ---------  ---------
                                                                          $ 1,121.7  $ 1,103.5       $3,614.7   $3,620.5
                                                                          =========  =========      =========  =========
   Operating Income:
      The Americas.....................................................   $    37.7  $    57.3      $   202.6  $   274.8
      Europe, the Middle East & Africa.................................        37.3       39.6          129.9      143.4
      Asia/Pacific.....................................................         6.1        8.4           45.0       43.9
                                                                          ---------  ---------      ---------  ---------
                                                                          $    81.1  $   105.3      $   377.5  $   462.1
                                                                          =========  =========      =========  =========

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - SUBSEQUENT EVENTS

Strategic Initiatives / Special Charges
---------------------------------------

The Company will take a special charge for restructuring and repositioning certain businesses in the fiscal 2002 fourth quarter. The restructuring focuses on cost reduction opportunities related to the Internet, supply chain, globalization of the organization and distribution channel refinements. The pre-tax charge will be approximately $108 million. On an after-tax basis, the charge will be approximately $78 million, equal to $0.32 per diluted share. These after tax charges will result in a full year effective tax rate of approximately 36%. About $45 million of the charges are cash related and are expected to generate annual ongoing savings of approximately $43 million, beginning in fiscal 2003.

Specifically, the charge will include the following:

o        Internet
         --------
         In an effort to achieve strategic objectives, reduce costs and improve profitability, the Company will outsource future Gloss.com platform development and maintenance efforts to one or more third party providers. Additionally, Gloss will close its San Francisco facility and consolidate its operations in New York. As a result, included in the charge is a $24 million provision for restructuring the Gloss.com operations, including benefits and severance packages for 33 employees as well as asset write-offs. The Company will also take a $20 million charge to write-off the related Gloss.com acquisition goodwill.

o        Supply Chain
         ------------
         Building on previously announced chain initiatives, the Company will restructure certain manufacturing, distribution, research and development, information systems and quality assurance operations in the United States, Canada and Europe. The related charge will be $16 million.

o        Globalization of Organization
         -----------------------------
         The Company continues to implement its previously announced transition to a global brand structure designed to streamline the decision making process and increase innovation and speed-to-market. The next phase of this transition entails eliminating duplicate functions and responsibilities. The Company will record a charge of $23 million associated with these efforts.

o        Distribution
         ------------
         The Company has evaluated areas of distribution relative to their financial target and will focus its resources on the most productive sales channels. As a result, the Company will reconfigure its Argentina affiliate and will close certain points of distribution, including its remaining in-store tommy's shops. The Company will record a $25 million provision related to these actions.

                         THE ESTEE LAUDER COMPANIES INC.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are involved in various routine legal proceedings incident to the ordinary course of business. In management's opinion, the outcome of pending legal proceedings, separately or in the aggregate, will not have a material adverse effect on our business or consolidated financial condition.

In August 2000, an affiliate of Revlon, Inc. sued the Company and its subsidiaries in the U.S. District Court, Southern District of New York, for alleged patent infringement and related claims. Revlon alleges that five Estee Lauder products, two Origins foundations, a La Mer concealer and a jane foundation infringe its patent. Revlon is seeking, among other things, treble damages, punitive damages, equitable relief and attorneys' fees. The Company filed counterclaims, which, among other things, challenge the validity of the patent. Mediation directed by the Court took place in August 2001 and in January 2002, but did not result in resolution of the litigation. In January 2002, the Court indefinitely postponed the trial date (then set for February 2002) and established a schedule for pretrial motions. Both parties have now filed summary judgment motions, and the court is expected to schedule oral argument on the motions. The Company intends to defend the lawsuit vigorously. Although the final outcome cannot be predicted with certainty, based on legal analysis and the discovery proceedings in the litigation, management believes that the case will not have a material adverse effect on the Company's consolidated financial condition.

In February 2000, the Company and eight other manufacturers of cosmetics (the "Manufacturer Defendants") were added as defendants in a consolidated class action lawsuit that had been pending in the Superior Court of the State of California in Marin County. The plaintiffs purport to represent a class of all California residents who purchased prestige cosmetic products at retail for personal use from a number of department stores that sold such products in California (the "Department Store Defendants"). Plaintiffs filed their initial actions against the Department Store Defendants in May 1998. In May 2000, plaintiffs filed an amended complaint alleging that the Department Store Defendants and the Manufacturer Defendants conspired to fix and maintain retail prices and to limit the supply of prestige cosmetic products sold by the Department Store Defendants in violation of California state law. The plaintiffs are seeking, among other things, treble damages, equitable relief, attorneys' fees, interest and costs. Pre-trial proceedings and discovery have commenced. Court-directed mediation and related settlement discussions are continuing. The Company intends to defend the lawsuit vigorously. While no assurance can be given as to the ultimate outcome, based on preliminary investigation, management believes that the case will not have a material adverse effect on the Company's consolidated financial condition.

In 1998, the Office of the Attorney General of the State of New York (the "State") notified the Company and ten other entities that they are potentially responsible parties ("PRPs") with respect to the Blydenburgh landfill in Islip, New York. Each PRP may be jointly and severally liable for the costs of investigation and cleanup, which the State estimates to be $16 million. While the State has sued other PRPs in connection with the site, the State has not sued the Company. The Company and certain other PRPs are in discussions with the State regarding possible settlement of the matter. While no assurance can be given as to the ultimate outcome, management believes that the matter will not have a material adverse effect on the Company's consolidated financial condition.

In 1998, the State notified the Company and fifteen other entities that they are PRPs with respect to the Huntington/East Northport landfill. The cleanup costs are estimated at $20 million. No litigation has commenced. The Company and other PRPs are in discussions with the State regarding possible settlement of the matter. While no assurance can be given as to the ultimate outcome, management believes that the matter will not have a material adverse effect on the Company's consolidated financial condition.

                         THE ESTEE LAUDER COMPANIES INC.

                           PART II. OTHER INFORMATION

Item 5. Other Events

Change in Registrant's Certifying Accountant

With the filing of this quarterly report on Form 10-Q, Arthur Andersen LLP is no longer the Company's independent accountants. As reported in the Company's interim report on Form 8-K, filed April 16, 2002, KPMG LLP has been engaged as the Company's independent accountants.

Earnings Release

On April 30, 2002, the Company issued a press release reporting its earnings and updating its outlook for the remainder of the fiscal year. The press release is filed as Exhibit 99.1 hereto and is incorporated herein by reference.


Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits  --
Exhibit
Number           Description
------           -----------


    99.1         Press release dated April 30, 2002 of The Estee Lauder
                 Companies Inc.

(b)      Reports on Form 8-K  --

On January 31, 2002, we filed a Current Report on Form 8-K. Pursuant to Item 5 of Form 8-K, we reported our fiscal 2002 second-quarter results.

On March 19, 2002, we filed a Current Report on Form 8-K. Pursuant to Item 5 of Form 8-K, we revised our expectations regarding fiscal 2002 third-quarter and full-year financial results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 THE ESTEE LAUDER COMPANIES INC.



Date:  April 30, 2002                        By:             /s/Richard W. Kunes
                                                         -----------------------
                                                                Richard W. Kunes
                                                           Senior Vice President
                                                     and Chief Financial Officer
                                                        (Principal Financial and
                                                             Accounting Officer)