Form 10-K
period 2002-06-30
ESTEE LAUDER COMPANIES INC
filed 2002-09-17
CIK 1001250

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED JUNE 30, 2002     COMMISSION FILE NUMBER 1-14064

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

         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE 212-572-4200
                                   ----------
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

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's voting common equity held by non-affiliates of the registrant was approximately $3.34 billion at September 12, 2002. *

At September 12, 2002, 124,797,295 shares of the registrant's Class A Common Stock, $.01 par value, and 108,412,533 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                DOCUMENT                                      WHERE INCORPORATED

 Proxy Statement for Annual Meeting of                             Part III
Stockholders to be held October 30, 2002

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

                                     PART I

ITEM 1.  BUSINESS.

The Estee Lauder Companies Inc., founded in 1946 by Estee and Joseph Lauder, is one of the world's leading manufacturers and marketers of quality skin care, makeup, fragrance and hair care products. Our products are sold in over 130 countries and territories under the following well-recognized brand names: Estee Lauder, Clinique, Aramis, Prescriptives, Origins, M.A.C, Bobbi Brown, La Mer, jane, Aveda, Stila, Jo Malone and Bumble and bumble. We are also the global licensee for fragrances and cosmetics sold under the Tommy Hilfiger, Donna Karan and Kate Spade brands. Each brand is distinctly positioned within the market for beauty products.

We are a pioneer in the cosmetics industry and believe we are a leader in the industry due to the global recognition of our brand names, our leadership in product innovation, our strong market position in key geographic markets and the consistently high quality of our products. We sell our prestige products principally through limited distribution channels to complement the images associated with our brands. These channels, encompassing over 13,500 points of sale, consist primarily of upscale department stores, specialty retailers, upscale perfumeries and pharmacies and, to a lesser extent, freestanding company-owned stores and spas, our own and authorized retailer web sites, stores on cruise ships and in-flight and duty-free shops. We believe that our strategy of pursuing limited distribution strengthens our relationships with retailers, enables our brands to be among the best selling product lines at the stores and heightens the aspirational quality of our brands.

We also sell products at self-select outlets jane and prestige salons (Aveda and Bumble and bumble).

We have been controlled by the Lauder family since the founding of our company. Members of the Lauder family, some of whom are directors, executive officers and/or employees, beneficially own, directly or indirectly, as of September 12, 2002, shares of Class A Common Stock and Class B Common Stock having approximately 91.2% of the outstanding voting power of the Common Stock.

Unless the context requires otherwise, references to "we", "us", "our" and the "Company" refer to The Estee Lauder Companies Inc. and its subsidiaries.

PRODUCTS

     SKIN CARE - Our broad range of skin care products addresses various skin care needs for women and men. These products include moisturizers, creams, lotions, cleansers, sun screens and self-tanning products, a number of which are developed for use on particular areas of the body, such as the face or the hands or around the eyes. Skin care products accounted for approximately 36% of our net sales in fiscal 2002.

     MAKEUP - We manufacture, market and sell a full array of makeup products, including lipsticks, mascaras, foundations, eyeshadows, nail polishes and powders. Many of the products are offered in an extensive array of shades and colors. We also sell related items such as compacts, brushes and other makeup tools. Makeup products accounted for approximately 38% of our net sales in fiscal 2002.

     FRAGRANCE - We offer a variety of fragrance products for women and men. The fragrances are sold in various forms, including eau de parfum sprays and colognes, as well as lotions, powders, creams and soaps that are based on a particular fragrance. Fragrance products accounted for approximately 21% of our net sales in fiscal 2002.

     HAIR CARE - Hair care products are offered mainly in salons and in freestanding retail stores and include styling products, shampoos, conditioners and finishing sprays. In fiscal 2002, hair care products accounted for approximately 5% of our net sales.

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

     CLINIQUE - First introduced in 1968, Clinique skin care and makeup products are all allergy tested and 100% fragrance free and have been designed to address individual skin types and needs. The products are based on the research and related expertise of leading dermatologists. Clinique skin care products are generally marketed as part of the 3-Step System: Cleanse, Exfoliate, Moisturize. Clinique also offers fragrances for men and women and a line of hair care products.

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

     ORIGINS - Origins, our most recent internally developed brand, was introduced in 1990. It is positioned as a plant-based cosmetics line of skin care, makeup and aromatherapy products that combine time-tested botanical ingredients with modern science to promote total well-being. Origins sells its products at our freestanding Origins stores and through stores-within-stores (which are designed to replicate the Origins store environment within a department store), at traditional retail counters, in perfumeries and directly to consumers over the Internet.

     TOMMY HILFIGER - We have an exclusive global license arrangement to develop and market men's and women's fragrances and cosmetics under the Tommy Hilfiger brand. We launched the line in 1995 with a men's fragrance, tommy. Today, we manufacture and sell a variety of fragrances and ancillary products for men and women.

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

     DONNA KARAN COSMETICS - In November 1997, we obtained the exclusive global license to develop, market and distribute a line of fragrances and other cosmetics under the Donna Karan New York and DKNY trademarks, including certain products that were originally sold by The Donna Karan Company. We launched the first DKNY women's fragrance in fiscal 2000 and the first DKNY men's fragrance in fiscal 2001. Under this license, fragrances have been expanded to include extensive lines of companion bath and body products.

     AVEDA - We acquired the Aveda business in December 1997 and have since acquired selected Aveda distributors and retail stores. Aveda, a prestige hair care leader, is a manufacturer and marketer of plant-based hair care, skin care, makeup and fragrance products. We sell Aveda products to third-party distributors and prestige salons and spas, specialty retailers, and directly to consumers at our own freestanding Aveda Environmental Lifestyle Stores and Aveda Institutes.

     STILA - In August 1999, we acquired the business of Los Angeles-based Stila Cosmetics, Inc. Stila is known for its stylish, wearable makeup products and eco-friendly packaging and has developed a following among young, fashion-forward consumers. Stila products are currently available at the brand's flagship store in Los Angeles, California, and also in limited distribution in the United States and certain other countries.

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

     KATE SPADE BEAUTY - In November 1999, we obtained exclusive worldwide rights to the kate spade trademark and related trademarks for the manufacture, marketing, distribution and sale of beauty products. During fiscal 2002, we launched the first products, a distinctive and personal signature fragrance and companion products.

In addition to the foregoing brands, we manufacture and sell Kiton and Toni Gard products as a licensee.

DISTRIBUTION

We sell our products principally through limited distribution channels to complement the images associated with our core brands. These channels include more than 13,500 points of sale in over 130 countries and territories and consist primarily of upscale department stores, specialty retailers, upscale perfumeries and pharmacies and, to a lesser extent, freestanding company-owned stores and spas, our own and authorized retailer web sites, stores on cruise ships and in-flight and duty-free shops.

We maintain a dedicated sales force which sells to our retail accounts in North America and in the major overseas markets, such as Western Europe and Japan. We have wholly-owned operations in over 30 countries, and joint ventures in two others, through which we market, sell and distribute our products. In certain markets, we sell our products through selected local distributors under contractual arrangements designed to protect the image and position of the brands. In addition, we sell certain products in select domestic and international military locations and over the Internet.

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

With the acquisitions of jane and Aveda in fiscal 1998 and a controlling majority equity interest in Bumble and bumble in fiscal 2000, we broadened our distribution to include new channels, namely self-select outlets and salons. jane products are currently sold only in the United States in approximately 12,600 points of sale, including mass merchandise stores, drug stores and specialty stores. We principally sell Aveda products to third-party distributors and prestige salons and spas, specialty retailers, and directly to consumers at our own freestanding Aveda Environmental Lifestyle Stores and Aveda Institutes. There are currently about 7,800 points of sale, primarily in the United States, that sell Aveda products. Bumble and bumble products are principally sold to approximately 1,400 independent salons, primarily in the United States.

As part of our strategy to diversify our distribution, primarily in the United States, we have been expanding the number of single-brand, freestanding stores that we own and operate. The Origins, Aveda and M.A.C brands are the primary focus for this method of distribution. To date, we operate approximately 387 single-brand, freestanding stores worldwide and expect that number to increase moderately over the next several years.

We sell some of our products directly to consumers over the Internet through our own web sites (Estee Lauder, Clinique, Origins, Bobbi Brown and M.A.C), and through Gloss.com (Estee Lauder, Clinique, Prescriptives, Origins, M.A.C,
Bobbi Brown and Stila). Gloss.com is currently a joint venture in which we own a controlling majority interest. Chanel, Inc. and Clarins (U.S.A.) Inc. became partners in the venture in August 2000 and Chanel and Clarins products are also available on the web site.

As is customary in the cosmetics industry, our practice is to accept returns of our products from retailers. In accepting returns, we typically provide a credit to the retailer against sales and accounts receivable from that retailer on a dollar-for-dollar basis. In recognition of this practice, and in accordance with generally accepted accounting principles, we report sales levels on a net basis, which is computed by deducting the amount of actual returns received and an amount established for anticipated returns from gross sales. As a percent of gross sales, returns were 4.9% in fiscal 2002, 4.9% in fiscal 2001 and 4.3% in fiscal 2000.

CUSTOMERS

Our strategy has been to build strong strategic relationships with selected retailers globally. Senior management works with executives of our major retail accounts on a regular basis, and we believe we are viewed as an important supplier to these customers.

For the fiscal year ended June 30, 2002, our three largest customers accounted for 25% of our net sales. Individually no customer accounted for more than 10% of our net sales during fiscal 2002. Customers affiliated with Federated Department Stores, Inc. (e.g., Bloomingdale's, Burdines, Macy's and Rich's/Lazarus) accounted for 11% of our net sales in fiscal 2001 and 2000, respectively. The May Department Stores Company (e.g., Foley's, Lord & Taylor and Robinsons-May) accounted for 10% of our net sales in fiscal 2001 and 2000.

MARKETING

Our marketing strategy is built around our vision statement: "Bringing the Best to Everyone We Touch". Mrs. Estee Lauder formulated this marketing philosophy to provide high-quality service and products as the foundation for a solid and loyal consumer base.

Our marketing efforts focus principally on promoting the quality and benefits of our products. Each of our brands is distinctively positioned, has a single global image, and is promoted with consistent logos, packaging and advertising designed to enhance its image and differentiate it from other brands. We regularly advertise our products on television and radio, in upscale magazines and prestigious newspapers and through direct mail and photo displays at international airports. Promotional activities and in-store displays are designed to introduce existing consumers to different products in the line and to attract new consumers. Our marketing efforts also benefit from cooperative advertising programs with retailers, some of which are supported by coordinated promotions, such as purchase with purchase and gift with purchase. At in-store counters, sales representatives offer personal demonstrations to market individual products as well as to provide education on basic skin care and makeup application. We conduct extensive sampling programs and we pioneered gift with purchase as a sampling program. We believe that the quality and perceived benefits of sample products have been effective inducements to purchases by new and existing consumers.

Starting with the launch of the Clinique website in 1996, we have used the Internet to educate and inform consumers about certain of our brands. Currently, there are thirteen single-brand marketing sites, five of which have e-commerce capabilities, and Gloss.com, the Company's majority-owned, multi-brand marketing and e-commerce site.

Most of our creative marketing work is done by in-house creative teams. The creative staff designs and produces the sales materials, advertisements and packaging for all products in each brand. Total advertising and promotional expenditures were $1,326.2 million, $1,255.3 million and $1,195.8 million for fiscal 2002, 2001 and 2000, respectively. These amounts include expenses relating to purchase with purchase and gift with purchase promotions that are now reflected in net sales and cost of sales due to a change in generally accepted accounting principles. In addition, our products receive extensive editorial coverage in prestige publications and other media worldwide.

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

We have deployed a product definition system that establishes and maintains a centralized data repository of essential attributes for each of the products we offer or plan to offer in the marketplace. Coupled with our product research and development systems, we are able to globally manufacture and market products of consistent quality.

Our sales analysis system tracks weekly sales at the stock keeping unit (SKU) level at most retail sales locations (i.e. sell-through data). This system is currently tracking sell-through data for almost all accounts of Estee Lauder, Clinique, Aramis, Prescriptives, Origins, M.A.C, Bobbi Brown, Donna Karan, Tommy Hilfiger, La Mer and Stila in the United States and Canada. The increased understanding of consumer preferences gained from sell-through data enables us to coordinate more effectively our product development, manufacturing and marketing strategies. We have implemented similar systems in other countries.

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

We have a system that provides tools to plan, monitor, and analyze our promotional business and its processes on both an individual brand as well as a corporate basis. Marketing and sales professionals currently utilize this system to promote Estee Lauder, Clinique, M.A.C, Origins, and Bobbi Brown products in the United States and Canada. This system helps us reduce costs, maintain accountability, improve return on investment and maximize the impact of our promotional activities. This system was the model for an international promotional management system, which we started installing in fiscal 2001 in some European markets and are continuing to roll out to additional international markets.

At practically all of our international sales affiliates we have installed a proprietary inventory management system, which provides us with a global view of finished goods availability relative to actual requirements. This system has resulted in improved inventory control and disposition for both existing product lines and new product launches.

The use of sell-through data, combined with the implementation of automated replenishment systems, data warehousing, promotional planning systems and the inventory management system, has resulted in increased sales, fewer out-of-stocks and reduced retail inventories. We expect that these systems will continue to provide inventory and sales efficiencies.

We have refined the strategic direction of our supply chain systems and have contracted with a third party to implement its fulfillment application software for supply chain planning and execution. This software will replace our internally developed systems on an enterprise basis. We expect that the new software systems will lead to greater efficiency and consistency in the global supply chain by the end of fiscal 2003. We are also evaluating expanding the use of a third party's enterprise resource planning application software to replace the current transaction application software for financial, production, and order management in North America.

We continue to enhance our corporate Extranet, which is designed to provide retailers with real-time order status throughout the procurement cycle. Customers use this system to track their orders as they move through the fulfillment process. As a result, we experience fewer billing discrepancies and fewer customer deductions.

RESEARCH AND DEVELOPMENT

We believe that we are an industry leader in the development of new products. Marketing, product development and packaging groups work with our research and development group to identify shifts in consumer preferences, develop new products and redesign or reformulate existing products. In addition, research and development personnel work closely with quality assurance and manufacturing personnel on a worldwide basis to ensure consistent global standards for our products and to deliver products with attributes that fulfill consumer expectations.

We maintain ongoing research and development programs at our facilities in Melville, New York; Oevel, Belgium; Tokyo, Japan; Markham, Ontario; and Blaine, Minnesota. As of June 30, 2002, we had approximately 400 employees engaged in research and development. Research and development expenditures totaled $61.3 million, $57.3 million and $53.8 million for fiscal 2002, 2001 and 2000, respectively. Our research and development group makes significant contributions toward improving existing products and developing new products and provides ongoing technical assistance and know-how to our manufacturing activities. The research and development group has had long-standing working relationships with several U.S. and international medical and educational facilities, which supplement internal capabilities. We do not conduct animal testing of our products.

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

The principal raw materials used in the manufacture of our products are essential oils, alcohol and specialty chemicals. We also purchase packaging components, which are manufactured to our design specifications. Procurement of materials for all manufacturing facilities is generally made on a global basis through our centralized supplier relations department. A concentrated effort in supplier rationalization has been made with the specific objective of reducing costs, increasing innovation and improving quality. As a result of sourcing initiatives, there is increased dependency on certain suppliers, but we believe that these suppliers have adequate resources and facilities to overcome any unforeseen interruption of supply. We are continually benchmarking the performance of the supply chain and will add or delete suppliers based upon the changing needs of the business. We have, in the past, been able to obtain an adequate supply of essential raw materials and currently believe we have adequate sources of supply for virtually all components of our products. As we integrate acquired brands, we continually seek new ways to leverage our production and sourcing capabilities to improve manufacturing performance.

COMPETITION

The skin care, makeup, fragrance and hair care businesses are characterized by vigorous competition throughout the world. Brand recognition, quality, performance and price have a significant influence on consumers' choices among competing products and brands. Advertising, promotion, merchandising, the pace and timing of new product introductions, line extensions and the quality of in-store sales staff also have a significant impact on consumers' buying decisions. We compete against a number of manufacturers and marketers of skin care, makeup, fragrance and hair care products, some of which have substantially greater resources than we do.

Our principal competitors among manufacturers and marketers of skin care, makeup, fragrance and hair care products include L'Oreal S.A. (which markets Lancome, Ralph Lauren, Giorgio Armani, Garnier, L'Oreal, Maybelline, Biotherm, Helena Rubinstein, Redken, Matrix, Kiehl's Since 1851, Shu Umuera and other products), Unilever N.V. (which markets Calvin Klein, Valentino, Cerruti, Pond's, Thermasilk, Vaseline Intensive Care and other products), The Procter & Gamble Company (which markets Cover Girl, Olay, Giorgio Beverly Hills and Hugo Boss fragrances, Max Factor, Vidal Sassoon, Pantene, Clairol, Aussi and other products), LVMH Moet Hennessey Louis Vuitton ("LVMH") (which markets Christian Dior, Kenzo, Givenchy, Guerlain, Hard Candy, Bliss, Benefit, Make Up For Ever, Urban Decay, Fresh and other products), Shiseido Company, Ltd. (which markets Shiseido, Zirh, Nars, Decleor and other products), Avon Products Inc., Wella Group (which markets Wella, Graham Webb, Gucci, Alfred Dunhill, Sebastian, Anna Sui and other products), Gucci N.V. (which markets Yves St. Laurent Beaute products), Revlon, Inc. (which markets Revlon, Almay and Ultima II products), Joh. A. Benckiser GmbH (which markets Coty, Lancaster, Davidoff, Pierre Cardin, Manifesto, Jil Sander, Rimmel, Jovan, Yue-Sai Kan, Margaret Astor, Adidas, Calgon, The Healing Garden, Esprit, Chopard and other products), Bristol-Myers Squibb Co. (which markets Keri and other products), Elizabeth Arden, Inc., Chanel, Inc. and Clarins S.A. (which markets Clarins and Thierry Mugler products). We also face competition from retailers that have developed their own brands, such as Gap Inc. (which markets The Gap and Banana Republic products), Intimate Brands (which markets Victoria's Secret Beauty and Bath and Body Works products) and Sephora, or have acquired brands, such as Neiman Marcus Group (which acquired Laura Mercier). Some of our competitors also have ownership interests in retailers that are customers of ours. For example, LVMH has interests in Duty Free Shoppers and Sephora.

TRADEMARKS, PATENTS AND COPYRIGHTS

We own all of the material trademark rights used in connection with the manufacturing, marketing and distribution of our major products both in the United States and in the other principal countries where such products are sold, except for the trademark rights relating to Tommy Hilfiger (including tommy and tommy girl), Donna Karan New York, DKNY and Kate Spade, as to which we are the exclusive worldwide licensee for fragrances, cosmetics and related products. Trademarks for our principal products are registered in the United States and in each of the countries in which such products are sold. The major trademarks used in our business include the brand names Estee Lauder, Clinique, Aramis, Prescriptives, Origins, Tommy Hilfiger, Donna Karan New York, DKNY, M.A.C,
Bobbi Brown, La Mer, jane, Aveda, Stila, Jo Malone, Bumble and bumble and Kate Spade and the names of many of the products sold under each of these brands. We consider the protection of our trademarks to be important to our business.

A number of our products incorporate patented or patent-pending formulations. In addition, several products are covered by design patents, patent applications or copyrights. While we consider these patents and copyrights, and the protection thereof, to be important, no single patent or copyright is considered material to the conduct of our business.

EMPLOYEES

At June 30, 2002, we had approximately 20,400 full-time employees worldwide (including sales representatives at points of sale who are employed by the Company), of whom approximately 10,200 are employed in the United States and Canada. None of our employees in the United States is covered by a collective bargaining agreement. In certain other countries a limited number of employees are covered by a works council agreement or other syndicate arrangements. We believe that relations with our employees are good. We have never encountered a material strike or work stoppage in the United States or in any other country where we have a significant number of employees.

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

SEASONALITY

Our results of operations in total, by region, and by product category are subject to seasonal fluctuations, with net sales in the first and second fiscal quarters typically being slightly higher than in the third and fourth fiscal quarters. The higher net sales in the first two fiscal quarters are attributable to the increased levels of purchasing by retailers for the Christmas selling season and for fall fashion makeup introductions. In addition, fluctuations in net sales, operating income and product category results in any fiscal quarter may be attributable to the level and scope of new product introductions. Additionally, gross margins and operating expenses are impacted on a quarter-by-quarter basis by variations in our launch calendar and the timing of promotions, including purchase with purchase and gift with purchase promotions.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers.

NAME                        AGE   POSITION(S) HELD
----                        ---   ----------------
Leonard A. Lauder           69    Chairman of the Board of Directors
Ronald S. Lauder            58    Chairman of Clinique Laboratories, Inc.
                                    and a Director
Fred H. Langhammer          58    President and Chief Executive Officer
                                    and a Director
Patrick Bousquet-Chavanne   44    Group President
Daniel J. Brestle           57    Group President
Andrew J. Cavanaugh         55    Senior Vice President - Global Human Resources
Paul E. Konney              58    Senior Vice President, General Counsel
                                    and Secretary
Richard W. Kunes            49    Senior Vice President and Chief Financial
                                    Officer
Evelyn H. Lauder            66    Senior Corporate Vice President
William P. Lauder           42    Group President and a Director
Philip Shearer              49    Group President, International
Edward M. Straw             63    President, Global Operations

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

     RONALD S. LAUDER has served as Chairman of Clinique Laboratories, Inc. since returning from government service in 1987. He was Chairman of Estee Lauder International, Inc. from 1987 through 2002. Mr. Lauder joined the Company in 1964 and has held various positions, including those described above, since then. From 1983 to 1986, Mr. Lauder was Deputy Assistant Secretary of Defense for European and NATO Affairs. From 1986 to 1987, he served as U.S. Ambassador to Austria. He is non-executive Chairman of the Board of Directors of Central European Media Enterprises Ltd. He is also Chairman of the Board of Trustees of the Museum of Modern Art.

     FRED H. LANGHAMMER has been Chief Executive Officer since 2000 and President of the Company since 1995. He was Chief Operating Officer from 1985 through 1999. Mr. Langhammer joined the Company in 1975 as President of its operations in Japan. In 1982, he was appointed Managing Director of the Company's operations in Germany. He is a member of the Board of Directors of Inditex, S.A. (an apparel manufacturer and retailer), the Cosmetics, Toiletries and Fragrance Association, the German American Chamber of Commerce, Inc., and Chairman of the American Institute for Contemporary German Studies at Johns Hopkins University. He is also a Senior Fellow of the Foreign Policy Association and a Director of the Japan Society.

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

     EDWARD M. STRAW is President, Global Operations responsible for research and development, procurement, manufacturing, packaging, distribution, quality assurance, information systems, corporate sales, security, environmental affairs and safety, and corporate security and trademark protection. Prior to joining the Company in 2000, Mr. Straw was Senior Vice President, Global Supply Chain and Manufacturing for the Compaq Computer Corporation. From 1997 to 1998, he was President of Ryder Global Logistics, Inc., and prior to joining Ryder, he served for 35 years in the United States Navy, retiring in 1996 as a Vice Admiral and Director of the Defense Logistics Agency.

Each executive officer serves for a one-year term ending at the next annual meeting of the Board of Directors, subject to his or her applicable employment agreement and his or her earlier death, resignation or removal.

ITEM 2. PROPERTIES.

The following table sets forth the principal owned and leased manufacturing and research and development facilities as of September 12, 2002. The leases expire at various times through 2015, subject to certain renewal options.

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

We occupy numerous offices, assembly and distribution facilities and warehouses in the United States and abroad. We consider our properties to be generally in good condition and believe that our facilities are adequate for our operations and provide sufficient capacity to meet anticipated requirements. We lease approximately 300,000 square feet of rentable space for our principal offices in New York, New York and own an office building of approximately 57,000 square feet in Melville, New York. As of September 12, 2002, we operated 461 freestanding retail stores, including 14 for the Estee Lauder brand, 12 for Clinique, 141 for Origins, 95 for M.A.C, 114 for Aveda, 2 for Bobbi Brown, 6 for Jo Malone, 1 for Bumble and bumble, 2 for Stila and 74 multi-brand stores.

ITEM 3. LEGAL PROCEEDINGS.

We are involved in various routine legal proceedings incident to the ordinary course of business. In management's opinion, the outcome of pending legal proceedings, separately and in the aggregate, will not have a material adverse effect on our business or consolidated financial condition.

In August 2000, an affiliate of Revlon, Inc. sued the Company and its subsidiaries in the U.S. District Court, Southern District of New York, for alleged patent infringement and related claims. Revlon alleges that five Estee Lauder products, two Origins foundations, a La Mer concealer and a jane foundation infringe its patent. Revlon is seeking, among other things, treble damages, punitive damages, equitable relief and attorneys' fees. The Company filed counterclaims, which, among other things, challenge the validity of the patent. Mediation directed by the Court took place in August 2001 and in January 2002, but did not result in resolution of the litigation. In January 2002, the Court indefinitely postponed the trial date (then set for February 2002) and established a schedule for pretrial motions. Both parties have filed summary judgment motions, and the Court is expected to schedule oral argument on the motions. The Company intends to defend the lawsuit vigorously. Although the final outcome cannot be predicted with certainty, based on legal analysis and the discovery proceedings in the litigation, management believes that the case will not have a material adverse effect on the Company's consolidated financial condition.

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

In 1998, the Office of the Attorney General of the State of New York (the "State") notified the Company and ten other entities that they are potentially responsible parties ("PRPs") with respect to the Blydenburgh landfill in Islip, New York. Each PRP may be jointly and severally liable for the costs of investigation and cleanup, which the State estimates to be $16 million. While the State has sued other PRPs in connection with the site (including Hickey's Carting, Inc., Dennis C. Hickey and Maria Hickey, collectively the "Hickey Parties"), the State has not sued the Company. The Company and certain other PRPs are in discussions with the State regarding possible settlement of the matter. On September 9, 2002, the Hickey Parties brought contribution actions against the Company and other Blydenburgh PRPs in the State's lawsuit against the Hickey Parties in the U.S. District Court for the Eastern District of New York. These actions seek to recover, among other things, any damages for which the Hickey Parties are found liable in the State's lawsuit against them, and related costs and expenses, including attorneys' fees. The Company intends to defend the contribution claim vigorously. While no assurance can be given as to the ultimate outcome, management believes that the Blydenburgh matters will not have a material adverse effect on the Company's consolidated financial condition.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the quarter ended June 30, 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND EQUITY COMPENSATION PLAN INFORMATION.

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Class A Common Stock is publicly traded on the New York Stock Exchange under the symbol "EL". The following table shows the high and low sales prices as reported on the New York Stock Exchange Composite Tape and the cash dividends per share declared in fiscal 2002 and fiscal 2001.


                          FISCAL 2002                        FISCAL 2001
                  ----------------------------       ---------------------------
                                       CASH                              CASH
                  HIGH     LOW       DIVIDENDS       HIGH      LOW     DIVIDENDS
                  ----     ---       ---------       ----      ---     ---------
First Quarter    $43.55   $30.30       $.05         $49.75    $34.25     $.05
Second Quarter    34.90    29.25        .05          47.25     33.75      .05
Third Quarter     35.75    29.25        .05          44.00     33.18      .05
Fourth Quarter    38.80    33.50        .05          44.35     35.85      .05
                                       ----                              ----

Year              43.55    29.25       $.20          49.75     33.18     $.20
                                       ====                              ====


We expect to continue the payment of cash dividends in the future, but there can be no assurance that the Board of Directors will continue to declare dividends. In May 2002, after declaring the $.05 per share dividend that was paid in July 2002, the Board of Directors determined that it would pay future cash dividends on its common stock annually rather than quarterly. We expect that the Board of Directors will declare the first annual dividend of $.20 per share in the second quarter of fiscal 2003, and that it will be payable in January 2003.

As of September 12, 2002, there were approximately 4,177 record holders of Class A Common Stock and 17 record holders of Class B Common Stock.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes the equity compensation plans under which our securities may be issued as of June 30, 2002. The securities that may be issued consist solely of shares of our Class A Common Stock and, except as disclosed in note b to the table, all plans were approved by stockholders of the Company.

            EQUITY COMPENSATION PLAN INFORMATION AS OF JUNE 30, 2002

                                               Weighted-    Number of securities
                              Number of         average      remaining available
                            securities to      exercise      for future issuance
                            be issued upon     price of         under equity
                             exercise of      outstanding    compensation plans
                             outstanding       options,    (excluding securities
                          options, warrants    warrants       reflected in the
     Plan Category            and rights      and rights        first column)
-----------------------   -----------------   -----------   --------------------
Equity compensation
plans approved by
security holders(a)....   24,843,499(b)(c)         $35.10        12,974,443(d)

(a) Includes the Fiscal 1996 Share Incentive Plan (the "1996 Plan"), Fiscal 1999 Share Incentive Plan (the "1999 Plan"), Fiscal 2002 Share Incentive Plan (the "2002 Plan"), Non-Employee Director Share Incentive Plan (the "Director Plan"), two Sassaby stock option plans (see note b) and five employment agreements entered into in 1995 prior to the initial public offering.

(b) Includes outstanding options in respect of 15,104 shares of Class A Common Stock that were granted under two stock option plans assumed by the Company when it acquired Sassaby, Inc. in 1997. The Company never granted any additional options under the plans.

(c)  Excludes stock units in respect of 248,463 shares of Class A Common Stock.

(d) The 1996 Plan, the 1999 Plan and the 2002 Plan are similar omnibus plans. Each provides the Stock Plan Subcommittee of the Board of Directors authority to grant shares and benefits other than stock options. As of June 30, 2002, there were 247,752, 14,870 and 11,811,680 shares of Class A
     Common Stock available for issuance under each plan, respectively. Shares underlying benefits cancelled or forfeited under the 1996 Plan and the 1995 employment agreements may be used for grants under the 1999 Plan or the 2002 Plan. Shares underlying benefits cancelled or forfeited under the 1999 Plan may be used for grants under the 2002 Plan. The Director Plan provides for an annual grant of options and a grant of either options or stock units to non-employee directors. As of June 30, 2002, there were 237,184 shares available pursuant to the Director Plan. Additionally, there were 662,957 shares available for issuance pursuant to one employment agreement at June 30, 2002. However, under the terms of that employment agreement no additional grants may be made, other than dividend equivalent stock units. In fiscal 2002, the dividend equivalent units granted under that employment agreement were in respect of 875 shares.

If all of the outstanding options, warrants and rights and stock units, as well as the securities available for future issuance, included in the table above were converted to shares of Class A Common Stock as of June 30, 2002, the total shares of Common Stock outstanding (i.e. Class A plus Class B) would increase 16% to 275,669,064. Of the outstanding options to purchase 24,843,499 shares of Class A Common Stock, options in respect of 12,594,732 shares are exercisable at a price less than $35.20, the closing price on June 28, 2002 (the last trading day of fiscal 2002). Assuming the exercise of in-the-money options, the total shares outstanding would increase by 5% to 250,197,391.

Subsequent to June 30, 2002, we (i) made additional stock option and unit grants as discussed in Note 14 to the Notes to Consolidated Financial Statements, and
(ii) purchased additional shares of Class A Common Stock as discussed in Note 20 to the Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA.

The table below summarizes selected financial information. For further information, refer to the audited consolidated financial statements and the notes thereto beginning on page F-1 of this report.

                                                                                 YEAR ENDED OR AT JUNE 30
                                                       --------------------------------------------------------------------------
                                                         2002              2001              2000           1999           1998
                                                       --------          --------          --------       --------       --------
                                                                           (IN MILLIONS, EXCEPT PER SHARE DATA)
STATEMENT OF EARNINGS DATA:
Net sales (a) .....................................    $4,743.7          $4,667.7          $4,440.3       $4,040.3       $3,688.7
Gross profit (a) ..................................     3,470.3           3,441.3           3,202.3        2,877.5        2,609.6
Operating income ..................................       341.4             495.6             515.8          456.9          409.1
Earnings before income taxes, minority
  interest and accounting change ..................       331.6             483.3             498.7          440.2          402.8
Net earnings ......................................       191.9(b)          305.2(c)          314.1          272.9          236.8
Preferred stock dividends .........................        23.4              23.4              23.4           23.4           23.4
Net earnings attributable to common stock .........       168.5(b)          281.8(c)          290.7          249.5          213.4

CASH FLOW DATA:
Net cash flows provided by operating activities ...    $  518.0          $  305.4          $  442.5       $  352.3       $  258.2
Net cash flows used for investing activities ......      (217.0)           (206.3)           (374.3)        (200.3)        (577.2)
Net cash flows (used for) provided by
  financing activities ............................      (121.8)            (63.5)            (87.9)         (73.2)         345.2

PER SHARE DATA:
Net earnings per common share (d):
  Basic ...........................................    $    .71(b)       $   1.18(c)       $   1.22       $   1.05       $    .90
  Diluted .........................................    $    .70(b)       $   1.16(c)       $   1.20       $   1.03       $    .89

Weighted average common shares outstanding (d):
  Basic ...........................................       238.2             238.4             237.7          237.0          236.8
  Diluted .........................................       241.1             242.2             242.5          241.2          239.5

Cash dividends declared per common share (d) ......    $    .20          $    .20          $    .20       $  .1775       $    .17

BALANCE SHEET DATA:
Working capital ...................................    $  968.0          $  882.2          $  716.7       $  708.0       $  617.2
Total assets ......................................     3,416.5           3,218.8           3,043.3        2,746.7        2,512.8
Total debt ........................................       410.5             416.7             425.4          429.1          436.5
Redeemable preferred stock ........................       360.0             360.0             360.0          360.0          360.0
Stockholders' equity ..............................     1,461.9           1,352.1           1,160.3          924.5          696.4

----------

(a) Effective January 1, 2002, we adopted Emerging Issues Task Force ("EITF") Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer". Upon adoption of this Issue, we reclassified revenues generated from our purchase with purchase activities as sales and the costs of our purchase with purchase and gift with purchase activities as cost of sales, which were previously reported net as operating expenses. Operating income has remained unchanged by this adoption. For purposes of comparability, these reclassifications have been reflected retroactively for all periods presented.

(b) Net earnings, net earnings attributable to common stock and net earnings per common share for the year ended June 30, 2002 included a restructuring charge of $76.9 million, after tax, or $.32 per common share, and a one-time charge of $20.6 million, or $.08 per common share, attributable to the cumulative effect of adopting Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets".

(c) Net earnings, net earnings attributable to common stock and net earnings per common share for the year ended June 30, 2001 included restructuring and other non-recurring charges of $40.3 million, after tax, or $.17 per common share, and a one-time charge of $2.2 million, after tax, or $.01 per common share, attributable to the cumulative effect of adopting SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgements can be subjective and complex, and consequently actual results could differ from those estimates. Our most critical accounting policies relate to revenue recognition; concentration of credit risk; inventory; pension and other postretirement benefit costs; goodwill and other intangible assets; income taxes; and derivatives.

REVENUE RECOGNITION

Generally, revenues from merchandise sales are recorded at the time the product is shipped to the customer. We report our sales levels on a net sales basis, which is computed by deducting from gross sales the amount of actual returns received and an amount established for anticipated returns.

As is customary in the cosmetics industry, our practice is to accept returns of our products from retailers if properly requested, authorized and approved. In accepting returns, we typically provide a credit to the retailer against sales and accounts receivable from that retailer on a dollar-for-dollar basis.

Our sales return accrual is a subjective critical estimate that has a direct impact on reported net sales. This accrual is calculated based on a history of gross sales and actual returns by region and product category. In addition, as necessary, specific accruals may be established for future known or anticipated events. As a percentage of gross sales, sales returns were 4.9%, 4.9% and 4.3% in fiscal 2002, 2001 and 2000, respectively.

CONCENTRATION OF CREDIT RISK

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance.

We have three major customers that owned and operated retail stores that in the aggregate accounted for approximately $1.20 billion, or 25%, of our consolidated net sales in fiscal 2002 and $177.8 million, or 28%, of our accounts receivable at June 30, 2002. These groups sell products primarily within North America. Although management believes that these customers are sound and creditworthy, a severe adverse impact on their business operations could have a corresponding material adverse effect on our net sales, cash flows, and/or financial condition.

In the ordinary course of business, we have established an allowance for doubtful accounts and customer deductions in the amount of $30.6 million and $26.8 million as of June 30, 2002 and 2001, respectively. Our allowance for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable aging, specific exposures and historical trends.

INVENTORY

We state our inventory at the lower of cost or fair market value, with cost being determined on the first-in, first-out (FIFO) method. We believe FIFO most closely matches the flow of our products from manufacture through sale. The reported net value of our inventory includes saleable products, promotional products, raw materials and componentry that will be sold or used in future periods. Inventory cost includes raw materials, direct labor and overhead.

We also record an inventory obsolescence reserve, which represents the difference between the cost of the inventory and its estimated market value, based on various product sales projections. This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends and requirements to support forecasted sales. In addition, and as necessary, we may establish specific reserves for future known or anticipated events.

PENSION AND OTHER POSTRETIREMENT BENEFIT COSTS

We offer the following benefits to some or all of our employees: a noncontributory defined benefit pension plan; an unfunded, nonqualified domestic benefit pension plan to provide benefits in excess of statutory limitations; a contributory defined contribution plan; international pension plans, which vary by country, the most significant of which are defined benefit pension plans; deferred compensation; and certain other postretirement benefits.

The amounts necessary to fund future payouts under these plans are subject to numerous assumptions and variables. Certain significant variables require us to make assumptions that are within our control such as an anticipated discount rate, expected rate of return on plan assets and future compensation levels. We evaluate these assumptions with our actuarial advisors and we believe they are within accepted industry ranges, although an increase or decrease in the assumptions or economic events outside our control could have a direct impact on reported net earnings.

For fiscal 2003, we will use a pre-retirement discount rate of 7.0% and anticipate using an expected return on plan assets of 8.75%, both of which will result in a higher calculated pension expense.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is calculated as the excess of the cost of purchased businesses over the value of their underlying net assets. Other intangible assets principally consist of purchased royalty rights and trademarks. Goodwill and other intangible assets that have an indefinite life are not amortized.

On an annual basis, we test goodwill and other intangible assets for impairment. To determine the fair value of these intangible assets, there are many assumptions and estimates used that directly impact the results of the testing. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose. To mitigate undue influence, we use industry accepted valuation models and set criteria that are reviewed and approved by various levels of management. Additionally, we evaluated our recorded goodwill with the assistance of a third-party valuation firm.

INCOME TAXES

We have accounted for, and currently account for, income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." This Statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes.

As of June 30, 2002, we have current net deferred tax assets of $112.4 million and non-current net deferred tax assets of $72.7 million. These net deferred tax assets assume sufficient future earnings for their realization, as well as the continued application of current tax rates. Included in net deferred tax assets is a valuation allowance of approximately $1.5 million for deferred tax assets, which relates to foreign tax loss carryforwards not utilized to date, where management believes it is more likely than not that the deferred tax assets will not be realized in the relevant jurisdiction. Based on our assessments, no additional valuation allowance is required. If we determine that a deferred tax asset will not be realizable, an adjustment to the deferred tax asset will result in a reduction of earnings at that time.

Furthermore, the Company provides tax reserves for Federal, state and international exposures relating to audit results, planning initiatives and compliance responsibilities. The development of these reserves requires judgements about tax issues, potential outcomes and timing, and is a subjective critical estimate.

DERIVATIVES

We currently account for derivative financial instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This Statement also requires the recognition of all derivative instruments as either assets or liabilities on the balance sheet and that they be measured at fair value.

We currently use derivative financial instruments to hedge certain anticipated transactions as well as receivables and payables denominated in foreign currencies. We do not utilize derivatives for trading or speculative purposes. Hedge effectiveness is documented, assessed and monitored by our employees who are qualified to make such assessments and monitor the instruments. Variables that are external to the Company such as social, political and economic risks may have an impact on our hedging program and the results thereon.

RESULTS OF OPERATIONS
---------------------

We manufacture, market and sell skin care, makeup, fragrance and hair care products which are distributed in over 130 countries and territories. The following is a comparative summary of operating results for fiscal 2002, 2001 and 2000 and reflects the basis of presentation described in Note 2 to the Notes to Consolidated Financial Statements for all periods presented. Sales of products and services that do not meet our definition of skin care, makeup, fragrance and hair care have been included in the "other" category.

                                                       YEAR ENDED JUNE 30
                                                --------------------------------
                                                  2002        2001        2000
                                                --------    --------    --------
                                                         (IN MILLIONS)
NET SALES
   BY REGION:
      The Americas ..........................   $2,878.2    $2,857.8    $2,714.0
      Europe, the Middle East & Africa ......    1,261.1     1,221.8     1,142.2
      Asia/Pacific ..........................      610.6       596.1       584.1
                                                --------    --------    --------
                                                 4,749.9     4,675.7     4,440.3
      Restructuring * .......................       (6.2)       (8.0)         --
                                                --------    --------    --------
                                                $4,743.7    $4,667.7    $4,440.3
                                                ========    ========    ========

   BY PRODUCT CATEGORY:
      Skin Care .............................   $1,703.3    $1,660.7    $1,577.0
      Makeup ................................    1,790.5     1,721.6     1,603.5
      Fragrance .............................    1,017.3     1,085.1     1,117.2
      Hair Care .............................      215.8       180.7       113.9
      Other .................................       23.0        27.6        28.7
                                                --------    --------    --------
                                                 4,749.9     4,675.7     4,440.3
      Restructuring * .......................       (6.2)       (8.0)         --
                                                --------    --------    --------
                                                $4,743.7    $4,667.7    $4,440.3
                                                ========    ========    ========

OPERATING INCOME
   BY REGION:
      The Americas ..........................   $  222.9    $  299.9    $  287.9
      Europe, the Middle East & Africa ......      179.9       201.8       168.9
      Asia/Pacific ..........................       56.0        56.9        59.0
                                                --------    --------    --------
                                                   458.8       558.6       515.8
      Restructuring and other
        non-recurring expenses * ............     (117.4)      (63.0)         --
                                                --------    --------    --------
                                                $  341.4    $  495.6    $  515.8
                                                ========    ========    ========
   BY PRODUCT CATEGORY:
      Skin Care .............................   $  248.4    $  266.9    $  240.5
      Makeup ................................      183.2       212.5       181.8
      Fragrance .............................       13.4        63.6        80.6
      Hair Care .............................       13.7        13.1        12.4
      Other .................................        0.1         2.5         0.5
                                                --------    --------    --------
                                                   458.8       558.6       515.8
      Restructuring and other
        non-recurring expenses * ............     (117.4)      (63.0)         --
                                                --------    --------    --------
                                                $  341.4    $  495.6    $  515.8
                                                ========    ========    ========

* Refer to the two "Restructuring and Other Non-Recurring Expenses" sections of this Management's Discussion and Analysis of Financial Condition and Results of Operations for further information about these charges.

The following table presents certain consolidated earnings data as a percentage of net sales:

                                                       YEAR ENDED JUNE 30
                                                -------------------------------
                                                  2002        2001        2000
                                                -------     -------     -------

Net sales ...................................     100.0%      100.0%      100.0%
Cost of sales ...............................      26.8        26.3        27.9
                                                -------     -------     -------
Gross profit ................................      73.2        73.7        72.1
                                                -------     -------     -------

Operating expenses:
    Selling, general and administrative .....      63.3        61.5        59.8
    Restructuring ...........................       2.3         0.8          --
    Other non-recurring .....................        --         0.3          --
    Related party royalties .................       0.4         0.5         0.7
                                                -------     -------     -------
                                                   66.0        63.1        60.5
                                                -------     -------     -------

Operating income ............................       7.2        10.6        11.6
Interest expense, net .......................       0.2         0.2         0.4
                                                -------     -------     -------

Earnings before income taxes, minority
  interest and accounting change ............       7.0        10.4        11.2
Provision for income taxes ..................       2.4         3.7         4.1
Minority interest, net of tax ...............      (0.1)       (0.1)         --
                                                -------     -------     -------

Net earnings before accounting change .......       4.5         6.6         7.1
Cumulative effect of a change in
  accounting principle, net of tax ..........      (0.4)       (0.1)         --
                                                -------     -------     -------
Net earnings ................................       4.1%        6.5%        7.1%
                                                =======     =======     =======


FISCAL 2002 AS COMPARED WITH FISCAL 2001

NET SALES

Net sales increased 2% or $76.0 million to $4.74 billion reflecting continued growth in the makeup, skin care and hair care categories, partially offset by a decline in fragrance net sales. Excluding the impact of foreign currency translation, net sales increased 3%. The unusual events that occurred during the current fiscal year and their effect on the economy, particularly in the United States, have adversely impacted our business. In addition, the decline in worldwide travel during most of fiscal 2002 led to a 13% reduction in our travel retail sales. Sales growth from certain newer brands and recently launched products partially offset these decreases.

The following discussions of Net Sales by Product Categories and Geographic Regions exclude the impact of the restructurings in fiscal 2002 and fiscal 2001. Neither restructuring was material to our net sales, and the discussions represent the manner in which we conduct and view our business. For a discussion of the restructurings, see "Operating Expenses - Restructuring and Other Non-Recurring Expenses" in this section and under the same heading under "Fiscal 2001 as compared with Fiscal 2000".

PRODUCT CATEGORIES

SKIN CARE
Net sales of skin care products increased 3% or $42.6 million to $1.70 billion. The net sales increase is primarily attributable to recently launched products such as Total Turnaround Visible Skin Renewer, Advanced Night Repair Eye Recovery Complex, Moisture Surge Extra and Moisture Surge Eye Gel, A Perfect World, LightSource Transforming Moisture Lotion and Cream, and Re-Nutriv Ultimate Lifting Creme. Partially offsetting these increases were lower net sales of certain existing products such as Turnaround Cream and Resilience Lift, as well as products in Clinique's 3-Step Skin Care System.

MAKEUP
Makeup net sales increased 4% or $68.9 million to $1.79 billion. Newer brands such as M.A.C, Bobbi Brown and Stila, which are primarily makeup products, contributed through growth at existing doors and increased distribution. In addition, strong sales of the Pure Color Line of products, the worldwide launch of Gentle Light Makeup and Illusionist Mascara contributed positively to net sales growth. Partially offsetting the increase in net sales were lower sales of Two-in-One Eye Shadow, Lucidity Makeup, and Long Last Soft Shine Lipstick.

FRAGRANCE
Net sales of fragrance products decreased 6% or $67.8 million to $1.02 billion. This category continued to be impacted by the softness of the fragrance business in the United States and the decline in our travel retail business, which depends substantially on fragrance products. Lower net sales of Beautiful, Estee Lauder pleasures, DKNY for Women and certain existing Tommy Hilfiger licensed products were partially offset by the recent launch of T, a new fragrance in the Tommy Hilfiger line, and Intuition for Men, as well as strong sales of Donna Karan Cashmere Mist.

HAIR CARE
Hair care net sales increased 19% or $35.1 million to $215.8 million. This increase was primarily the result of growth from Aveda, which benefited from recently launched texture lotion products and Color Conserve Shampoo and an increase in the number of Company-owned Aveda Environmental Lifestyle Stores. Sales of Bumble and bumble products increased due to an expanded product line and an increase in the number of points of sale. The results were partially offset by lower sales from Clinique's Simple Hair Care System when compared with the prior-year launch.

The introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

GEOGRAPHIC REGIONS

Net sales in the Americas increased 1% or $20.4 million to $2.88 billion. The increase is primarily due to the success of most newer brands, partially offset by economic weakness and uncertainty in the United States during most of the fiscal year. We expect uncertain economic conditions to persist into fiscal 2003 and we are planning accordingly. In Europe, the Middle East & Africa, net sales increased 3% or $39.3 million to $1.26 billion. This increase was primarily the result of higher net sales in the United Kingdom, Spain and Greece, where in fiscal 2002 we formed a joint venture in which we own a controlling majority interest with our former distributor. The increase was partially offset by lower net sales in our travel retail business, which has been adversely affected by a decrease in worldwide travel. Excluding the impact of our travel retail business, net sales in Europe, the Middle East & Africa increased 8% or $77.8 million. Net sales in Asia/Pacific increased 2% or $14.5 million to $610.6 million primarily due to higher net sales in Korea and Thailand, as well as in Australia where we benefited from a change in retailer arrangements. The increased sales were partially offset by lower net sales in Japan. Japan continues to remain a difficult market due to local economic conditions and increasing competition. The challenges were made more difficult by the weakness of the Japanese yen during fiscal 2002 as compared with the U.S. dollar. Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 9%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales was 26.8% as compared with 26.3% in the prior year. The lower margin can be attributed in part to production volume decreases resulting in under-absorption of overhead, as well as lower than planned raw material purchases that reduced anticipated savings from sourcing initiatives. Partially offsetting these negative factors were lower sales volumes of products with a higher cost of goods, particularly in travel retail and fragrance. Due to variations in our launch calendar and the timing of promotions, we anticipate greater fluctuations in our gross margins and operating expenses on a period-by-period basis.

OPERATING EXPENSES

OPERATING EXPENSES
Operating expenses increased to 66.0% of net sales as compared with 63.1% of net sales in the prior year. The increase in operating expenses primarily related to restructuring expenses, continued advertising and promotional spending and the cost to expand and operate our retail stores. The increase in operating expenses as a percentage of net sales reflects a slower growth rate in sales than operating expenses, primarily due to economic conditions in the United States as discussed above. As part of our long-term strategies, we continued to emphasize the building of "brand equities" through advertising and promotional spending and retail store expansion despite difficult economic times. Changes in advertising and promotional spending result from the type, timing and level of advertising and promotional activities related to product launches and rollouts, as well as the markets being emphasized. Excluding the impact of restructuring and other non-recurring expenses, operating expenses were 63.5% and 61.9% of net sales for the fiscal years ended 2002 and 2001, respectively.

RESTRUCTURING AND OTHER NON-RECURRING EXPENSES
During the fourth quarter of fiscal 2002, we recorded special charges for a restructuring related to repositioning certain businesses as part of our ongoing efforts to drive long-term growth and increase profitability. The restructuring focused on cost reduction opportunities related to the Internet, our supply chain, globalization of the organization and distribution channel refinements. We have committed to a defined plan of action, which resulted in an aggregate pre-tax charge of $117.4 million, of which $59.4 million is cash related. On an after-tax basis, the aggregate charge was $76.9 million, equal to $.32 per diluted share. As these initiatives are fully implemented, we expect to generate annual ongoing savings of about $46 million, of which a portion will be reinvested.

Specifically, the charge included the following:

o INTERNET. In an effort to achieve strategic objectives, reduce costs and improve profitability, we outsourced Gloss.com platform development and maintenance efforts to a third-party provider. Additionally, Gloss.com closed its San Francisco facility and consolidated its operations in New York. As a result, included in the charge was a $23.9 million provision for restructuring the Gloss.com operations, including benefits and severance packages for 36 employees as well as asset write-offs. We also took a $20.1 million charge to write-off the related Gloss.com acquisition goodwill.

o SUPPLY CHAIN. Building on previously announced supply chain initiatives, we have restructured certain manufacturing, distribution, research and development, information systems and quality assurance operations in the United States, Canada and Europe, which included benefits and severance packages for 110 employees. A charge of $23.7 million was recorded related to this effort.

o GLOBALIZATION OF ORGANIZATION. We continue to implement our previously announced transition to a global brand structure designed to streamline the decision-making process and increase innovation and speed-to-market. The next phase of this transition entailed eliminating duplicate functions and responsibilities, which resulted in charges for benefits and severance for 122 employees. We recorded a charge of $27.1 million associated with these efforts.

o DISTRIBUTION. We evaluated areas of distribution relative to our financial targets and will focus our resources on the most productive sales channels and markets. As a result, we closed our operations in Argentina and the remaining customers will be serviced by our Chilean affiliate. We are also closing all remaining in-store "tommy's shops" and we are closing other select points of distribution. We recorded a $22.6 million provision related to these actions, which included benefits and severance for 85 employees.

Following is a summary of the charges as recorded in the consolidated statement of earnings for fiscal 2002:

                                              RESTRUCTURING
                                     -------------------------------
(IN MILLIONS)                          NET       COST OF   OPERATING
                                      SALES       SALES     EXPENSES      TOTAL
                                     -----       -------   ---------     ------
Internet .........................   $  --       $   --      $ 44.0      $ 44.0
Supply Chain .....................      --           --        23.7        23.7
Globalization of Organization ....      --           --        27.1        27.1
Distribution .....................     6.2          0.8        15.6        22.6
                                     -----       ------      ------      ------
TOTAL CHARGE .....................   $ 6.2       $  0.8      $110.4       117.4
                                     =====       ======      ======
Tax effect .......................                                        (40.5)
                                                                         ------
NET CHARGE .......................                                       $ 76.9
                                                                         ======

The restructuring charge was recorded in other accrued liabilities or, where applicable, as a reduction of the related asset. During fiscal 2002, $9.3 million related to this restructuring was paid and approximately $5.6 million of additional payments were made through August 31, 2002. We expect to settle a majority of the remaining obligations by the end of fiscal 2003 with certain additional payments made ratably through fiscal 2006.

OPERATING RESULTS

Operating income decreased 31% or $154.2 million to $341.4 million as compared with the prior year. Operating margins were 7.2% of net sales in the current period as compared with 10.6% in the prior year. The decrease in operating margin was primarily due to restructuring expenses, lower than expected sales levels, increased support spending and new distribution channel costs. This was partially offset by the exclusion of amortization expense due to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", in fiscal 2002 and the November 2000 expiration of amortization related to purchased royalty rights. Operating income reflected the inclusion of restructuring and other non-recurring expenses of $117.4 million and $63.0 million in fiscal 2002 and 2001, respectively. Before consideration of the restructuring and other non-recurring expenses, operating income decreased 18% to $458.8 million and operating margins were 9.7% in fiscal 2002 as compared with 11.9% in fiscal 2001.

Net earnings and net earnings per diluted share decreased approximately 37% and 39%, respectively. Net earnings declined $113.3 million to $191.9 million and net earnings per diluted share was lower by $.46 per diluted share from $1.16 to $.70. On a comparable basis, before restructuring and other non-recurring expenses, before the cumulative effect of adopting a new accounting principle, and excluding goodwill amortization in fiscal 2001, net earnings were $289.4 million, representing a decrease of 20% over the prior year, and diluted earnings per common share decreased 21% to $1.10 from $1.39 in the prior year.

The following discussions of Operating Income by Product Categories and Geographic Regions exclude the impact of restructuring and other non-recurring expenses and represent the manner in which we conduct and view our business.

PRODUCT CATEGORIES
Operating income decreased 79% to $13.4 million in fragrance, 14% to $183.2 million in makeup and 7% to $248.4 million in skin care, primarily due to lower than anticipated sales levels, coupled with continued advertising and promotional spending to promote new and recently launched products. Hair care operating income increased 5%, from a smaller base, to $13.7 million, primarily due to sales growth from Aveda and Bumble and bumble.

GEOGRAPHIC REGIONS
Operating income in the Americas decreased 26% or $77.0 million to $222.9 million, primarily due to lower sales attributable to weakness in the U.S. economy and continued advertising and promotional spending. In Europe, the Middle East & Africa, operating income decreased 11% or $21.9 million to $179.9 million, primarily due to the significant decrease in our travel retail business. Partially offsetting the decrease were improved operating results in Italy, the United Kingdom, Spain and Germany. We also benefited from the inclusion of operating results from our majority-owned joint venture in Greece. In Asia/Pacific, operating income decreased slightly to $56.0 million due to lower income in China and Hong Kong offset by higher results in Korea, in Australia, where we benefited from a change in retailer arrangements, and in Japan, where we were able to reduce operating expenses.

INTEREST EXPENSE, NET

Net interest expense was $9.8 million as compared with $12.3 million in the prior year. The decrease in net interest expense resulted from a lower effective interest rate compared with the prior year. This was primarily due to our interest rate risk management strategy that relied on commercial paper and variable-rate term loans. In January 2002, we took advantage of prevailing market rates and issued fixed rate long-term notes to replace our variable-rate debt. We believe this will mitigate future interest rate volatility, but we expect it will result in a higher level of interest expense in the near term.

PROVISION FOR INCOME TAXES

The Company's effective tax rate will change from year to year based on non-recurring and recurring factors including, but not limited to, the geographical mix of earnings, the timing and amount of foreign dividends, state and local taxes, tax audit settlements and interaction of various global tax strategies.

The provision for income taxes represents Federal, foreign, state and local income taxes. The effective rate for income taxes for fiscal 2002 was 34.5% compared with 36% in the prior year. These rates reflect the effect of state and local taxes, changes in tax rates in foreign jurisdictions, tax credits and certain non-deductible expenses. The decrease in the effective income tax rate was attributable to ongoing tax planning initiatives, as well as a decrease in non-deductible domestic royalty expense and the elimination of certain non-deductible goodwill amortization resulting from the implementation of SFAS No. 142, "Goodwill and Other Intangible Assets".

FISCAL 2001 AS COMPARED WITH FISCAL 2000

NET SALES

Net sales increased 5% or $227.4 million to $4.67 billion reflecting continued growth in the makeup, skin care and hair care categories, partially offset by a decline in fragrance net sales. The United States retail business demonstrated continued softness particularly in the fragrance category. Growth on a reported basis reflected the impact of a stronger U.S. dollar relative to other currencies in virtually all markets in which we do business. Net sales growth was primarily attributable to a combination of new and recently launched products, the inclusion of newer brands such as Bumble and bumble and changes in distribution, including additional retail locations. Excluding the impact of foreign currency translation, net sales increased 9%, with double-digit contributions from each of Europe, the Middle East & Africa and Asia/Pacific.

The following discussions of Net Sales by Product Categories and Geographic Regions exclude the impact of the fiscal 2001 restructuring and other non-recurring expenses, which were not material to our net sales, and represent the manner in which we conduct and view our business. For a discussion of the restructuring and other non-recurring expenses, see "Operating Expenses - Restructuring and Other Non-Recurring Expenses" in this section.

PRODUCT CATEGORIES

SKIN CARE
Net sales of skin care products increased 5% or $83.7 million to $1.66 billion. This increase was primarily attributable to newer products such as Idealist Skin Refinisher, Anti-Gravity Firming Lift Cream, Anti-Gravity Firming Eye Lift Cream and Pro-Preferred Skincare products, the first skin care line for our M.A.C brand. By introducing new products into lines such as Re-Nutriv, the Origins Ginger Bath and Body Collection and Acne Solutions, we continued to attract consumers to the lines and maintain sales momentum. White Light Brightening System and Active White continued to be popular whitening products particularly in the Asia/Pacific region. Newly launched products such as Private Spa Collection, Origins' facial skin products and initial shipments of LightSource contributed to increased sales. Partially offsetting these increases were lower sales of certain existing products such as Fruition Extra and Diminish.

MAKEUP
Makeup net sales increased 7% or $118.1 million to $1.72 billion. Significant contributors were recently launched products such as High Impact Eye Shadow, Moisture Surge Lipstick, Equalizer Smart Makeup, Lash Doubling Mascara, Glossware, Pure Color Lip Gloss, Luxe Makeup and Automatic Pencil Duo. In addition, established products such as Pure Color Lipstick, Quickliner For Lips, Quickliner For Eyes and Sheer Powder Blusher added to increased sales. M.A.C products also contributed to increased sales with the Eden Rocks, M.A.C Paints and Heat product lines.

FRAGRANCE
Net sales of fragrance products decreased 3% or $32.1 million to $1.09 billion, but increased 1% on a comparable currency basis. The decrease in net sales was attributable to a continued decline in sales of Tommy Hilfiger licensed products, as well as to lower sales of Estee Lauder pleasures, Clinique Happy and Clinique Happy for Men. The continued softness of the fragrance business in the United States in fiscal 2001 and difficult comparisons to the prior year contributed to the decline in this category. Contributing positively to the category were new products, such as Intuition, Ginger Essence and DKNY for Men, as well as the international rollout of DKNY for Women.

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

GEOGRAPHIC REGIONS
Sales in the Americas increased 5% or $143.8 million to $2.86 billion. This increase was driven by sales growth in the makeup, skin care, and hair care categories, particularly with the success of new and recently launched products and the growth of our newer brands. The increase was partially offset by a decline in fragrance sales due to the softness in this category in the United States. In Europe, the Middle East & Africa, net sales increased 7% or $79.6 million to $1.22 billion. The increase was primarily the result of higher net sales in the United Kingdom, Spain and France and in our distributor and travel retail businesses. This increase was partially offset by decreased sales in Germany and South Africa. Net sales in Asia/Pacific increased 2% or $12.0 million to $596.1 million primarily due to higher net sales in Korea, Hong Kong, Malaysia and Thailand, partially offset by lower sales in Japan and Australia. Excluding the impact of foreign currency translation, sales grew in each country in Europe, the Middle East & Africa and in Asia/Pacific, accounting for growth of 17% and 10%, respectively.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales improved to 26.3% from 27.9%, reflecting the impact of our manufacturing and sourcing initiatives as well as changes in distribution and product mix. Changes in distribution include the rollout of our own retail stores and the acquisition of certain distributor operations, both of which contributed to higher gross margins. In addition, the synergies achieved by incorporating recently acquired businesses into our existing manufacturing and sourcing infrastructures had a favorable impact on gross margins.

OPERATING EXPENSES

OPERATING EXPENSES
Operating expenses increased to 63.1% of net sales as compared with 60.5% of net sales in the prior year. Excluding the impact of restructuring and other non-recurring expenses, operating expenses were 61.9% of net sales. This change primarily related to the increased cost of our retail store and Internet operations, which have higher operating cost structures than our traditional distribution channels. Additionally, depreciation and amortization charges increased compared with the prior year, reflecting increased goodwill amortization from acquisitions and depreciation related to capital investments, partially offset by the November 2000 expiration of amortization related to purchased royalty rights. Changes in advertising and promotional spending result from the type, timing and level of advertising and promotional activities related to product launches and rollouts, as well as from the markets being emphasized.

RESTRUCTURING AND OTHER NON-RECURRING EXPENSES
During the fourth quarter of fiscal 2001, we recorded one-time charges for restructuring and other non-recurring expenses related to repositioning certain businesses as part of our ongoing efforts to drive long-term growth and increase profitability. The restructuring and other non-recurring expenses focused on four areas: product fixtures for the jane brand; in-store "tommy's shops"; information systems and other assets; and global brand reorganization. We committed to a defined plan of action, which resulted in an aggregate pre-tax charge of $63.0 million, of which $35.9 million is cash related. On an after-tax basis, the aggregate charge was $40.3 million, equal to $.17 per diluted share.

Specifically, the charge included the following:

o jane. To bring product innovation rapidly to the market and drive growth, jane switched from its traditional wall displays to a carded program. We believed this change would lead to increased sales and improvements in profitability. The positive effects on sales and improved profitability of this initiative were offset by the reduction in the number of points of sale during fiscal 2002. The charge included a $16.1 million write-down of existing jane product fixtures and the return of uncarded product from virtually all of the 13,000 distribution outlets in the United States.

o "tommy's shops". We also restructured the in-store "tommy's shops" to focus on our most productive locations and decided to close certain shops that underperformed relative to expectations. As a result, we recorded a $6.3 million provision for the closing of 86 under-performing in-store "tommy's shops", located in the United States, and for related product returns.

o INFORMATION SYSTEMS AND OTHER ASSETS. In response to changing technology and our new strategic direction, the charge included a $16.2 million provision for costs associated with the reevaluation of supply chain systems that we will no longer utilize and with the elimination of unproductive assets related to the change to standard financial systems.

o GLOBAL BRAND REORGANIZATION. We recorded $20.8 million related to benefits and severance packages for 75 management employees who were affected by the reconfiguration to a global brand structure and another $3.6 million related to infrastructure costs. As of June 30, 2002, none of the 75 management employees identified in the reorganization was still an employee. We believe that the global brand structure is improving decision-making processes, thereby increasing innovation and speed to market.

Following is a summary of the charges as recorded in the consolidated statement of earnings for fiscal 2001:

                                         RESTRUCTURING
                                 ---------------------------    OTHER
                                                                 NON-
(IN MILLIONS)                     NET    COST OF   OPERATING  RECURRING
                                 SALES    SALES     EXPENSES   EXPENSES   TOTAL
                                 -----    -----    ---------  ---------   -----
jane ..........................  $ 5.7    $ 1.5      $ 4.8      $ 4.1     $16.1
"tommy's shops" ...............    2.3     (0.4)       4.4         --       6.3
Information systems and
  other assets ................     --       --        4.6       11.6      16.2
Global brand reorganization ...     --       --       23.8        0.6      24.4
                                 -----    -----      -----      -----     -----
TOTAL CHARGE ..................  $ 8.0    $ 1.1      $37.6      $16.3      63.0
                                 =====    =====      =====      =====
Tax effect ....................                                           (22.7)
                                                                          -----
NET CHARGE ....................                                           $40.3
                                                                          =====


The restructuring charge was recorded in other accrued liabilities or as a reduction of fixed assets. During fiscal 2001, $0.7 million was paid and through June 30, 2002, an additional $26.7 million was paid. As of June 30, 2002, the remaining obligation was $7.1 million, the majority of which we expect to settle by the end of fiscal 2003 with remaining payments made ratably through fiscal 2004.

OPERATING RESULTS

Operating income decreased 4% or $20.2 million to $495.6 million as compared with the prior year. Operating margins were 10.6% of net sales in fiscal 2001 as compared with 11.6% in the prior year. Operating income reflected the inclusion of restructuring and other non-recurring expenses of $46.7 million and $16.3 million, respectively. Before consideration of these one-time charges, operating income increased 8% to $558.6 million and operating margins were 11.9%. The increase in operating income was primarily due to higher net sales and an improved gross margin percentage, partially offset by increased operating expenses reflecting increased sales support spending and new distribution channel costs.

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

The following discussions of Operating Income by Product Categories and Geographic Regions exclude the impact of restructuring and other non-recurring expenses and represent the manner in which we conduct and view our business.

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

GEOGRAPHIC REGIONS
Operating income in the Americas increased 4% or $12.0 million to $299.9 million as compared with the prior year, primarily due to net sales increases related to new and recently launched products, strong growth in our M.A.C business and the inclusion of Bumble and bumble, partially offset by a decline in fragrance net sales. In Europe, the Middle East & Africa, operating income increased 19% or $32.9 million to $201.8 million primarily due to improved operating results in the United Kingdom and Spain and in the travel retail business, partially offset by lower operating income in South Africa. In Asia/Pacific, operating income decreased slightly to $56.9 million due to higher results in Korea and Hong Kong offset by lower operating income in Japan and Australia.

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

PROVISION FOR INCOME TAXES

The provision for income taxes represents Federal, foreign, state and local income taxes. The effective rate for income taxes for fiscal 2001 was 36% compared with 37% in the prior year. These rates reflect the effect of state and local taxes, tax rates in foreign jurisdictions and certain non-deductible expenses. The decrease in the effective income tax rate was principally attributable to ongoing tax planning initiatives.

FINANCIAL CONDITION
-------------------

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds historically have been cash flows from operations and borrowings under commercial paper and committed and uncommitted credit lines provided by banks in the United States and abroad. In February 2002, we repaid $200.0 million principal amount of bank borrowings with proceeds of a public offering of 6% Senior Notes due 2012 ("6% Senior Notes"). At June 30, 2002, we had cash and cash equivalents of $546.9 million compared with $346.7 million at June 30, 2001.

We have a $750.0 million commercial paper program, under which we have issued, and intend to issue, commercial paper in the United States. Our commercial paper is currently rated A-1 by Standard & Poor's and P-1 by Moody's. Our long-term credit ratings are A+ by Standard & Poor's and A1 by Moody's. At June 30, 2002, our outstanding borrowings consisted of $130.0 million of commercial paper; $248.9 million, net of $1.1 million unamortized debt discount, of 6% Senior Notes due January 2012; a 700.0 million yen loan payable (approximately $5.8 million at current exchange rates), which is due in April 2003; and a 3.0 billion yen term loan (approximately $25.0 million at current exchange rates), which is due in March 2006. Commercial paper is classified as long-term debt on our balance sheet based upon our intent and ability to refinance maturing commercial paper on a long-term basis. It is our policy to maintain backup facilities to support our commercial paper program and its classification as long-term debt. As of June 30, 2002, we had an unused $400.0 million revolving credit facility, expiring on June 28, 2006. We also have an effective shelf registration statement covering the potential issuance of up to $150.0 million in debt securities.

In January 2002, we issued and sold $250.0 million of 6% Senior Notes due 2012 in a public offering. The 6% Senior Notes were priced at 99.538% with a yield of 6.062%. Interest payments are required to be made semi-annually on January 15 and July 15 of each year. We made the first payment on July 15, 2002. The primary portion of the net proceeds of the offering was used to repay a $200.0 million term loan. The remainder was used to repay a portion of the outstanding commercial paper. We issued these fixed-rate notes in an attempt to mitigate future interest rate volatility and capitalize on the prevailing market interest rates then available for such long-term instruments. However, we do expect the refinancing to result in a higher level of interest expense in the near term.

Our business is seasonal in nature and, accordingly, our working capital needs vary. To meet these needs, we could issue up to an additional $620.0 million of commercial paper under our program, issue long-term debt securities or borrow under the revolving credit facility. As of June 30, 2002, we also had $22.9 million in unused uncommitted facilities.

Total debt as a percent of total capitalization was 18% at June 30, 2002 as compared with 20% at June 30, 2001, primarily as a result of higher total capital.

Net cash provided by operating activities was $518.0 million in fiscal 2002 as compared with $305.4 million in fiscal 2001 and $442.5 million in fiscal 2000. This improvement in net cash flows was generated primarily by a reduction of inventory. Inventory levels were unseasonably high at the end of fiscal 2001 and were lowered during the current fiscal year as part of our ongoing effort to keep inventory levels in line with forecasted sales. Operating cash flows were generally not impacted by the fiscal 2002 restructuring as lower net earnings were offset by the non-cash portion of the charge and the increase in other accrued liabilities. We expect the settlement of these accrued charges to result in a lower level of cash flow provided by operating activities in fiscal 2003. The decrease in cash provided by operating activities in fiscal 2001 as compared to fiscal 2000 reflected an increase in inventory primarily due to accelerated growth both in new distribution channels and in the rollout of new brands; a shift in the timing of Christmas production at the end of fiscal 2001 as compared with the prior year; reconfiguration of some of our distribution to improve service levels; and softer retail sales than projected in the Americas. Accounts receivable increased due to sales growth, particularly outside the United States, and the timing of shipments as compared with fiscal 2000. The decrease in other accrued liabilities in fiscal 2001 reflected the type and timing of various expenditures and the tightening of spending, particularly in the Americas, due to the difficult retail environment, partially offset by a $35.2 million accrual for restructuring and other non-recurring expenses.

Net cash used for investing activities was $217.0 million in fiscal 2002, compared with $206.3 million in fiscal 2001 and $374.3 million in fiscal 2000. Net cash used in investing activities during fiscal 2002 is comparable to fiscal 2001 and relates primarily to capital expenditures in both periods. Investment spending in fiscal 2000 reflected capital expenditures and the acquisitions of Stila, Jo Malone, Gloss.com and Bumble and bumble, as well as certain Aveda distributors.

Capital expenditures amounted to $203.2 million, $192.2 million and $180.9 million in fiscal 2002, 2001 and 2000, respectively. Spending in all three years primarily reflected the continued upgrade of manufacturing equipment, dies and molds, new store openings, store improvements, counter construction and information technology enhancements.

Cash used for financing activities was $121.8 million, $63.5 million and $87.9 million in fiscal 2002, 2001 and 2000, respectively. Cash used for financing during fiscal 2002 and 2000 primarily relates to dividend payments and common stock repurchases. The cash used in fiscal 2001 was primarily related to dividend payments.

In September 1998, our Board of Directors authorized a share repurchase program. We have purchased, and may continue to purchase, over an unspecified period of time, a total of up to eight million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. During fiscal 2002, we purchased 1.5 million shares for $49.7 million. As of June 30, 2002, we have purchased approximately 2.6 million shares under this program. Subsequent to year-end, we purchased an additional 4.4 million shares for $138.1 million bringing the cumulative total of acquired shares to 7.0 million.

The Board of Directors declared, and we paid, quarterly dividends on our Class A Common Stock and Class B Common Stock at the rate of $.05 per share in each quarter of fiscal 2002, 2001 and 2000. In fiscal 2002, 2001 and 2000, dividends declared on our common stock totaled $47.5 million, $47.7 million and $47.5 million, respectively. In May 2002, we announced that, after declaring the $.05 per share quarterly dividend paid on July 2, 2002, the Board of Directors determined that it would pay future cash dividends on its common stock annually rather than quarterly. We expect that the Board of Directors will declare the first annual dividend of $.20 per share in the second quarter of fiscal 2003, so it will be payable in January 2003. Accordingly, we expect total dividends paid on the Common Stock in fiscal 2003 to amount to $.25 per share. Total dividends declared, including dividends on the $6.50 Cumulative Redeemable Preferred Stock, were $70.9 million, $71.1 million and $70.9 million in fiscal 2002, 2001 and 2000, respectively.

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

FOREIGN EXCHANGE RISK MANAGEMENT

We enter into forward exchange contracts to hedge anticipated transactions as well as receivables and payables denominated in foreign currencies for periods consistent with our identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on our costs and on the cash flows that we receive from foreign subsidiaries. Almost all foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions rated as strong investment grade by a major rating agency. We also enter into foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. The forward exchange contracts and foreign currency options have been designated as cash-flow hedges. As of June 30, 2002, these cash-flow hedges were highly effective, in all material respects.

As a matter of policy, we only enter into contracts with counterparties that have at least an "A" (or equivalent) credit rating. The counterparties to these contracts are major financial institutions. We do not have significant exposure to any one counterparty. Our exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss under these hedging contracts is remote and in any event would not be material to the consolidated financial results. The contracts have varying maturities through the end of July 2003. Costs associated with entering into such contracts have not been material to our consolidated financial results. We do not utilize derivative financial instruments for trading or speculative purposes. At June 30, 2002, we had foreign currency contracts in the form of forward exchange contracts in the amount of $227.2 million. The foreign currencies included in these contracts (notional value stated in U.S. dollars) are principally the Japanese yen ($70.7 million), Euro ($31.7 million), British pound ($26.2 million), Australian dollar ($16.0 million), Swiss franc ($11.8 million), Danish krone ($11.6 million) and Canadian dollar ($10.5 million).

INTEREST RATE RISK MANAGEMENT

In February 2002, we paid off our outstanding term loan, which had a floating interest rate, with the proceeds from our January 2002 public debt offering of 6% Senior Notes. As a result, we terminated the interest rate swaps and options that were previously outstanding to mitigate interest rate volatility. No material gain or loss resulted from the termination of those contracts.

MARKET RISK

We use a value-at-risk model to assess the market risk of our derivative financial instruments. Value-at-risk represents the potential losses for an instrument or portfolio from adverse changes in market factors for a specified time period and confidence level. We estimate value-at-risk across all of our derivative financial instruments using a model with historical volatilities and correlations calculated over the past 250 day period. The measured value-at-risk, calculated as an average, for the twelve months ended June 30, 2002, related to our foreign exchange contracts, using a variance/co-variance model with a 95 percent confidence level and assuming normal market conditions, was $10.0 million.

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

In accordance with SFAS No. 142, we completed our transitional impairment testing of intangible assets during the first quarter of fiscal 2002. That effort, and preliminary assessments of our identifiable intangible assets, indicated that little or no adjustment would be required upon adoption of this pronouncement. The impairment testing is performed in two steps: (i) we determine impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, we measure the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Subsequent to the first quarter of fiscal 2002, with the assistance of a third-party valuation firm, we finalized the testing of goodwill. Using conservative, but realistic assumptions to model our jane business, we determined that the carrying value of this unit was slightly greater than the derived fair value, indicating an impairment in the recorded goodwill. To determine fair value, we relied on three valuation models: guideline public companies, acquisition analysis and discounted cash flow. For goodwill valuation purposes only, the revised fair value of this unit was allocated to the assets and liabilities of the business unit to arrive at an implied fair value of goodwill, based upon known facts and circumstances, as if the acquisition occurred currently. This allocation resulted in a write-down of recorded goodwill in the amount of $20.6 million, which has been reported as the cumulative effect of a change in accounting principle, as of July 1, 2001, in the accompanying consolidated statements of earnings. On a product category basis, this write-down would have primarily impacted our makeup category.

The following table presents adjusted net earnings and earnings per share data restated to include the retroactive impact of the adoption of SFAS No. 142.

                                                           YEAR ENDED JUNE 30
                                                        ------------------------
                                                         2002     2001     2000
                                                        ------   ------   ------
(IN MILLIONS, EXCEPT PER SHARE DATA)


Reported Net Earnings before Accounting Change .......  $212.5   $307.4   $314.1
  Cumulative effect of a change in
    accounting principle, net of tax .................   (20.6)    (2.2)      --
                                                        ------   ------   ------
  Net Earnings .......................................   191.9    305.2    314.1

  Preferred stock dividends ..........................    23.4     23.4     23.4
                                                        ------   ------   ------
Reported Net Earnings Attributable to Common Stock ...   168.5    281.8    290.7
  Add back:
  Goodwill amortization, net of tax ..................      --     13.4     11.1
                                                        ------   ------   ------

Adjusted Net Earnings ................................  $168.5   $295.2   $301.8
                                                        ======   ======   ======

BASIC NET EARNINGS PER COMMON SHARE:
  Reported net earnings attributable to
    common stock before accounting change ............  $  .79   $ 1.19   $ 1.22
  Cumulative effect of a change in accounting
    principle, net of tax ............................    (.08)    (.01)      --
                                                        ------   ------   ------
  Net earnings attributable to common stock ..........     .71     1.18     1.22
  Goodwill amortization, net of tax ..................      --      .06      .05
                                                        ------   ------   ------

  Adjusted net earnings attributable
    to common stock ..................................  $  .71   $ 1.24   $ 1.27
                                                        ======   ======   ======

                                                         YEAR ENDED JUNE 30
                                                   -----------------------------
                                                     2002       2001       2000
                                                   -------    -------    -------

DILUTED NET EARNINGS PER COMMON SHARE:
    Reported net earnings attributable to
       common stock before accounting change ....  $   .78    $  1.17    $  1.20
    Cumulative effect of a change in
       accounting principle, net of tax .........     (.08)      (.01)        --
                                                   -------    -------    -------
    Net earnings attributable to common stock ...      .70       1.16       1.20
    Goodwill amortization, net of tax ...........       --        .06        .04
                                                   -------    -------    -------

    Adjusted net earnings attributable
       to common stock ..........................  $   .70    $  1.22    $  1.24
                                                   =======    =======    =======

Weighted average common shares outstanding:

    Basic .......................................    238.2      238.4      237.7
    Diluted .....................................    241.1      242.2      242.5

Effective January 1, 2002, we adopted the Emerging Issues Task Force ("EITF") Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer", which codified and reconciled the following EITF Issues: Issue No. 00-14, "Accounting for Certain Sales Incentives", Issue No. 00-22, "Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future" and Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". Issue No. 00-14 addressed when sales incentives and discounts should be recognized, as well as where the related revenues and expenses should be classified in the financial statements. Upon adoption of this Issue, we reclassified revenues generated from our purchase with purchase activities as sales and the costs of our purchase with purchase and gift with purchase activities as cost of sales, which were previously reported net as operating expenses. Operating income has remained unchanged by this adoption. These reclassifications have been reported in the accompanying consolidated statements of earnings retroactively for all periods reported.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 will be effective for financial statements relating to fiscal years beginning after December 15, 2001. We will adopt this statement for our fiscal year ending June 30, 2003 and do not anticipate that it will have a material impact on our consolidated financial results.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Should we enter into activities covered by this standard after that date, the provisions of SFAS No. 146 would be applied. As a result of this standard, there is no impact on our consolidated financial position or results of operations for the periods presented.

FORWARD-LOOKING INFORMATION
---------------------------

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

     (iii) consolidations, restructurings, bankruptcies and reorganizations in the retail industry causing a decrease in the number of stores that sell our products, an increase in the ownership concentration within the retail industry, ownership of retailers by our competitors and ownership of competitors by our customers that are retailers;

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

     (viii) changes in global or local economic conditions that could affect consumer purchasing, the financial strength of our customers, the cost and availability of capital, which we may need for new equipment, facilities or acquisitions, and the assumptions underlying our critical accounting estimates;

     (ix) shipment delays, depletion of inventory and increased production costs resulting from disruptions of operations at any of the facilities which, due to consolidations in our manufacturing operations, now manufacture nearly all of our supply of a particular type of product (i.e. focus factories);

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On April 12, 2002, the Board of Directors of the Company, upon recommendation of the Audit Committee, decided to end the engagement of Arthur Andersen LLP ("Arthur Andersen") as the Company's independent public accountants, effective April 30, 2002, and authorized the engagement of KPMG LLP ("KPMG") to serve as the Company's independent public accountants for the fiscal year ending June 30, 2002. None of Arthur Andersen's reports on the Company's consolidated financial statements for the fiscal years ended June 30, 2001 and 2000 contained an adverse opinion or disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended June 30, 2002, 2001 and 2000, there were no disagreements between the Company and Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal years ended June 30, 2001 and 2000 and prior to their appointment as the Company's independent public accountants, the Company did not consult KPMG LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.


                                    PART III

The information required by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) of Form 10-K, and not already provided herein under "Item
1. Business - Executive Officers", will be included in our Proxy Statement for the 2002 Annual Meeting of Stockholders, which will be filed within 120 days after the close of the fiscal year ended June 30, 2002, and such information is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last date that they were evaluated by our Chief Executive Officer and Chief Financial Officer.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
(a)  1,2.    Financial Statements and Schedules - See index on Page F-1.

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

     4.1 Indenture, dated as of November 5, 1999, between the Company and State Street Bank and Trust Company, N.A. (filed as Exhibit 4 to Amendment No. 1 to our Registration Statement on Form S-3 (No. 333-85947) on November 5, 1999).*

     4.2 Officers' Certificate, dated January 10, 2002, defining certain terms of the 6% Senior Notes due 2012 (filed as Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2001(the "FY 2002 Q2 10-Q")).*

     4.3 Global Note for the 6% Senior Notes due 2012 (filed as Exhibit 4.3 to the FY 2002 Q2 10-Q).*

    10.1     Form of Stockholders' Agreement (filed as Exhibit 10.1 to the
             S-1).*

    10.1a Amendment No. 1 to Stockholders' Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).*

    10.1b Amendment No. 2 to Stockholders' Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 (the "FY 1997 Q2 10-Q")).*

    10.1c Amendment No. 3 to Stockholders' Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (the "FY 1997 Q3 10-Q")).*

    10.1d Amendment No. 4 to Stockholders' Agreement (filed as Exhibit 10.1d to our Annual Report on Form 10-K for the year ended June 30, 2000 (the "FY 2000 10-K")).*

    10.1e    Amendment No. 5 to Stockholders' Agreement.

    10.2a    First Amendment to Registration Rights Agreement (filed as Exhibit
             10.3 to our Annual Report on Form 10-K for the fiscal year ended June 30, 1996).*

    10.2b    Second Amendment to Registration Rights Agreement (filed as Exhibit
             10.1 to the FY 1997 Q3 10-Q).*

    10.2c Third Amendment to Registration Rights Agreement (filed as Exhibit 10.2c to our Annual Report on Form 10-K for the year ended June 30, 2001 (the "FY 2001 10-K")).*

    10.3     Fiscal 1996 Share Incentive Plan (filed as Exhibit 10.3 to the
             S-1).* +

    10.4 Fiscal 1999 Share Incentive Plan (filed as Exhibit 4(c) to our Registration Statement on Form S-8 (No. 333-66851) on November 5,
             1998).* +

    10.5     The Estee Lauder Inc. Retirement Growth Account Plan. +

    10.6 The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.6 to the FY 1999 10-K).* +

    10.7 Executive Annual Incentive Plan (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31,
             1998).* +

    10.8 Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to the FY 2001 10-K).* +

    10.8a    Amendment to Employment Agreement with Leonard A. Lauder. +

    10.9 Employment Agreement with Ronald S. Lauder (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).* +

    10.9a    Amendment to Employment Agreement with Ronald S. Lauder. +

    10.10    Employment Agreement with Fred H. Langhammer (filed as Exhibit
             10.10 to the FY 2000 10-K).* +

    10.10a   Amendment to Employment Agreement with Fred H. Langhammer (filed as
             Exhibit 10.10a to the FY 2001 10-K).* +

    10.10b   Amendment to Employment Agreement with Fred H. Langhammer. +

    10.11 Employment Agreement with Daniel J. Brestle (filed as Exhibit 10.11 to the FY 2001 10-K).* +

    10.11a   Amendment to Employment Agreement with Daniel J. Brestle. +

    10.12 Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to Amendment No. 2 to our Registration Statement on Form S-3 (No. 333-77977) on May 19, 1999).* +

    10.12a   Amendment to Employment Agreement with William P. Lauder. +

    10.13    Employment Agreement with Patrick Bousquet-Chavanne (filed as
             Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).* +

    10.13a   Amendment to Employment Agreement with Patrick Bousquet-Chavanne. +

    10.14 Form of Deferred Compensation Agreement (interest-based) with Outside Directors (filed as Exhibit 10.14 to the FY 2001 10-K).* +

    10.15 Form of Deferred Compensation Agreement (stock-based) with Outside Directors (filed as Exhibit 10.15 to the FY 2001 10-K).* +

    10.16 Non-Employee Director Share Incentive Plan (filed as Exhibit 4(d) to our Registration Statement on Form S-8 (No. 333-49606) filed on November 9, 2000).* +

    10.17 Fiscal 2002 Share Incentive Plan (filed as Exhibit 4(d) to our Registration Statement on Form S-8 (No. 333-72684) on November 1,
             2001).* +

    21.1     List of significant subsidiaries.

    23.1     Consent of KPMG LLP.

    23.2     Notice regarding consent of Arthur Andersen LLP.

    24.1     Power of Attorney.

(b) Reports on Form 8-K.

On April 16, 2002, we filed a Current Report on Form 8-K. Pursuant to Item 5 of Form 8-K, we reported reclassified results of consolidated statements of earnings to conform to accounting rule EITF Issue No. 01-9 (formally Issue No. 00-14).

On April 17, 2002, we filed a Current Report on Form 8-K. Pursuant to Item 4 of Form 8-K, we announced that we were ending our engagement of Arthur Andersen LLP as our independent public accountants and authorized the engagement of KPMG LLP to serve as our independent public accountant for the fiscal year ended June 30, 2002.

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

Date:  September 17, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

            SIGNATURE                       TITLE(S)                 DATE
            ---------                       -------                  ----
 /s/ FRED H. LANGHAMMER                 President, Chief      September 17, 2002
---------------------------------    Executive Officer and
    Fred H. Langhammer                    a Director
                                      (Principal Executive
                                            Officer)

 LEONARD A. LAUDER*                  Chairman of the Board    September 17, 2002
---------------------------------        of Directors
    Leonard A. Lauder

 CHARLENE  BARSHEFSKY *                     Director          September 17, 2002
---------------------------------
    Charlene Barshefsky

 LYNN FORESTER DE  ROTHSCHILD*              Director          September 17, 2002
---------------------------------
    Lynn Forester de Rothschild

 IRVINE O. HOCKADAY, JR.*                   Director          September 17, 2002
---------------------------------
    Irvine O. Hockaday, Jr.

 RONALD S. LAUDER*                          Director          September 17, 2002
---------------------------------
    Ronald S. Lauder

 WILLIAM P. LAUDER*                         Director          September 17, 2002
---------------------------------
    William P. Lauder

 RICHARD D. PARSONS*                        Director          September 17, 2002
---------------------------------
    Richard D. Parsons

 MARSHALL ROSE*                             Director          September 17, 2002
---------------------------------
    Marshall Rose

 /s/ RICHARD W. KUNES                Senior Vice President    September 17, 2002
---------------------------------     and Chief Financial
    Richard W. Kunes                        Officer
                                     (Principal Financial
                                    and Accounting Officer)

----------

* By signing his name hereto, Richard W. Kunes signs this document in the capacities indicated above and on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed herewith.


                                     By   /s/ RICHARD W. KUNES
                                        ------------------------
                                             Richard W. Kunes
                                            (Attorney-in-Fact)

                                 CERTIFICATIONS



I, Fred H. Langhammer, certify that:

1. I have reviewed this annual report on Form 10-K of The Estee Lauder Companies Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date:    September 17, 2002

                                           /s/ FRED H. LANGHAMMER
                                           ----------------------
                                           Fred H. Langhammer
                                           President and Chief Executive Officer




I, Richard W. Kunes, certify that:

1. I have reviewed this annual report on Form 10-K of The Estee Lauder Companies Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date:    September 17, 2002

                                           /s/ RICHARD W. KUNES
                                           --------------------
                                           Richard W. Kunes
                                           Senior Vice President and
                                           Chief Financial Officer

                         THE ESTEE LAUDER COMPANIES INC.

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE




                                                                            PAGE
FINANCIAL STATEMENTS:

Independent Auditors' Report ............................................... F-2

Copy of Report of Independent Public Accountants (Arthur Andersen LLP) ..... F-3

Consolidated Statements of Earnings ........................................ F-4

Consolidated Balance Sheets ................................................ F-5

Consolidated Statements of Stockholders' Equity and Comprehensive Income ... F-6

Consolidated Statements of Cash Flows ...................................... F-7

Notes to Consolidated Financial Statements ................................. F-8

FINANCIAL STATEMENT SCHEDULE:

Independent Auditors' Report on Schedule ................................... S-1

Copy of Report of Independent Public Accountants
     (Arthur Andersen LLP) on Schedule ..................................... S-2

Schedule II - Valuation and Qualifying Accounts ............................ S-3


All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



The Board of Directors and Stockholders
The Estee Lauder Companies Inc.:

We have audited the accompanying consolidated balance sheet of The Estee Lauder Companies Inc. and subsidiaries as of June 30, 2002, and the related consolidated statements of earnings, stockholders' equity and comprehensive income and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Estee Lauder Companies Inc. and subsidiaries as of June 30, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company adopted Statement of Financial Accounting Standards ("Statement") No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets", in the year ended June 30, 2002.

The consolidated balance sheet of The Estee Lauder Companies Inc. and subsidiaries as of June 30, 2001, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for the years ended June 30, 2001 and 2000, were audited by other auditors who have ceased operations. As described in Note 2, these consolidated financial statements have been revised to include the transitional disclosures required by Statement No. 142, "Goodwill and Other Intangible Assets", which was adopted by the Company as of July 1, 2001. We performed the following audit procedures with respect to the disclosures in Note 2 with respect to 2001 and 2000. We (i) agreed the net income as previously reported and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill that is no longer being amortized as a result of initially applying Statement No. 142 to the Company's underlying records obtained from management, and (ii) tested the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings per share amounts. In our opinion, the disclosures for 2001 and 2000 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.



                                             KPMG LLP

New York, New York
August 9, 2002

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





                                         ARTHUR ANDERSEN LLP

New York, New York
August 10, 2001



This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with our filing on Form 10-K for the fiscal year ended June 30, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.2 for further discussion.

                         THE ESTEE LAUDER COMPANIES INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS


                                                        YEAR ENDED JUNE 30
                                                  ------------------------------
                                                    2002       2001       2000
                                                  --------   --------   --------
                                                           (IN MILLIONS,
                                                       EXCEPT PER SHARE DATA)
NET SALES ......................................  $4,743.7   $4,667.7   $4,440.3
Cost of sales ..................................   1,273.4    1,226.4    1,238.0
                                                  --------   --------   --------

GROSS PROFIT ...................................   3,470.3    3,441.3    3,202.3
                                                  --------   --------   --------

Operating expenses:
    Selling, general and administrative ........   3,002.0    2,869.2    2,653.3
    Restructuring ..............................     110.4       37.6         --
    Other non-recurring ........................        --       16.3         --
    Related party royalties ....................      16.5       22.6       33.2
                                                  --------   --------   --------
                                                   3,128.9    2,945.7    2,686.5
                                                  --------   --------   --------

OPERATING INCOME ...............................     341.4      495.6      515.8

Interest expense, net ..........................       9.8       12.3       17.1
                                                  --------   --------   --------
EARNINGS BEFORE INCOME TAXES, MINORITY
  INTEREST AND ACCOUNTING CHANGE ...............     331.6      483.3      498.7

Provision for income taxes .....................     114.4      174.0      184.6
Minority interest, net of tax ..................      (4.7)      (1.9)        --
                                                  --------   --------   --------
NET EARNINGS BEFORE ACCOUNTING CHANGE ..........     212.5      307.4      314.1

Cumulative effect of a change in
  accounting principle, net of tax .............     (20.6)      (2.2)        --
                                                  --------   --------   --------
NET EARNINGS ...................................     191.9      305.2      314.1

Preferred stock dividends ......................      23.4       23.4       23.4
                                                  --------   --------   --------
NET EARNINGS ATTRIBUTABLE TO COMMON STOCK ......  $  168.5   $  281.8   $  290.7
                                                  ========   ========   ========

Basic net earnings per common share:
  Net earnings attributable to
    common stock before accounting change ......  $    .79   $   1.19   $   1.22
  Cumulative effect of a change in
    accounting principle, net of tax ...........      (.08)      (.01)        --
                                                  --------   --------   --------
  Net earnings attributable to common stock ....  $    .71   $   1.18   $   1.22
                                                  ========   ========   ========

Diluted net earnings per common share:
  Net earnings attributable to common
    stock before accounting change .............  $    .78   $   1.17   $   1.20
  Cumulative effect of a change in
    accounting principle, net of tax ...........      (.08)      (.01)        --
                                                  --------   --------   --------
  Net earnings attributable to common stock ....  $    .70   $   1.16   $   1.20
                                                  ========   ========   ========

Weighted average common shares outstanding:
  Basic ........................................     238.2      238.4      237.7
  Diluted ......................................     241.1      242.2      242.5

                See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                 JUNE 30
                                                           --------------------
                                                             2002        2001
                                                           --------    --------
                                                               (IN MILLIONS)
                         ASSETS

CURRENT ASSETS
Cash and cash equivalents ..............................   $  546.9    $  346.7
Accounts receivable, net ...............................      624.8       580.6
Inventory and promotional merchandise, net .............      544.5       630.3
Prepaid expenses and other current assets ..............      211.4       181.3
                                                           --------    --------
  TOTAL CURRENT ASSETS .................................    1,927.6     1,738.9
                                                           --------    --------

PROPERTY, PLANT AND EQUIPMENT, NET .....................      580.7       528.7
                                                           --------    --------

OTHER ASSETS
Investments, at cost or market value ...................       30.3        41.0
Deferred income taxes ..................................       72.7        70.1
Goodwill, net ..........................................      675.6       699.7
Other intangible assets, net ...........................       18.4        21.0
Other assets, net ......................................      111.2       119.4
                                                           --------    --------
  TOTAL OTHER ASSETS ...................................      908.2       951.2
                                                           --------    --------
    TOTAL ASSETS .......................................   $3,416.5    $3,218.8
                                                           ========    ========

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term debt ........................................   $    6.6    $    5.8
Accounts payable .......................................      216.4       239.8
Accrued income taxes ...................................      110.0        79.0
Other accrued liabilities ..............................      626.6       532.1
                                                           --------    --------
  TOTAL CURRENT LIABILITIES ............................      959.6       856.7
                                                           --------    --------

NONCURRENT LIABILITIES
Long-term debt .........................................      403.9       410.9
Other noncurrent liabilities ...........................      231.1       239.1
                                                           --------    --------
  TOTAL NONCURRENT LIABILITIES .........................      635.0       650.0
                                                           --------    --------

COMMITMENTS AND CONTINGENCIES (NOTE 15)

$6.50 CUMULATIVE REDEEMABLE PREFERRED STOCK,
   AT REDEMPTION VALUE .................................      360.0       360.0
                                                           --------    --------

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 650,000,000 shares
  Class A authorized; shares issued: 131,567,986 in
  2002 and 126,053,825 in 2001; 240,000,000 shares
  Class B authorized; shares issued and outstanding:
  108,412,533 in 2002 and 113,490,293 in 2001 ..........        2.4         2.4
Paid-in capital ........................................      268.8       258.3
Retained earnings ......................................    1,363.7     1,242.7
Accumulated other comprehensive income (loss) ..........      (92.5)     (120.5)
                                                           --------    --------
                                                            1,542.4     1,382.9
Less: Treasury stock, at cost; 2,377,860 Class A
  shares at June 30, 2002 and 877,860 Class A shares
  at June 30, 2001 .....................................      (80.5)      (30.8)
                                                           --------    --------
  TOTAL STOCKHOLDERS' EQUITY ...........................    1,461.9     1,352.1
                                                           --------    --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........   $3,416.5    $3,218.8
                                                           ========    ========

                See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME


                                                       YEAR ENDED JUNE 30
                                                 ------------------------------
                                                   2002       2001       2000
                                                 --------   --------   --------
                                                          (IN MILLIONS)
               STOCKHOLDERS' EQUITY
Common stock, beginning of year ...............  $    2.4   $    2.4   $    2.4
                                                 --------   --------   --------
Common stock, end of year .....................       2.4        2.4        2.4
                                                 --------   --------   --------

Paid-in capital, beginning of year ............     258.3      237.1      211.6
Stock compensation programs ...................      10.5       21.2       25.5
                                                 --------   --------   --------
Paid-in capital, end of year ..................     268.8      258.3      237.1
                                                 --------   --------   --------

Retained earnings, beginning of year ..........   1,242.7    1,008.6      766.2
Preferred stock dividends .....................     (23.4)     (23.4)     (23.4)
Common stock dividends ........................     (47.5)     (47.7)     (47.5)
Issuance of treasury stock ....................        --         --       (0.8)
Net earnings for the year .....................     191.9      305.2      314.1
                                                 --------   --------   --------
Retained earnings, end of year ................   1,363.7    1,242.7    1,008.6
                                                 --------   --------   --------

Accumulated other comprehensive
  income (loss), beginning of year ............    (120.5)     (57.1)     (44.3)
Other comprehensive income (loss) .............      28.0      (63.4)     (12.8)
                                                 --------   --------   --------
Accumulated other comprehensive
  income (loss), end of year ..................     (92.5)    (120.5)     (57.1)
                                                 --------   --------   --------

Treasury stock, beginning of year .............     (30.8)     (30.7)     (11.4)
Acquisition of treasury stock .................     (49.7)      (0.1)     (23.6)
Issuance of treasury stock ....................        --         --        4.3
                                                 --------   --------   --------
Treasury stock, end of year ...................     (80.5)     (30.8)     (30.7)
                                                 --------   --------   --------

      TOTAL STOCKHOLDERS' EQUITY ..............  $1,461.9   $1,352.1   $1,160.3
                                                 ========   ========   ========

             COMPREHENSIVE INCOME
Net earnings ..................................  $  191.9   $  305.2   $  314.1
                                                 --------   --------   --------

Other comprehensive income (loss):
  Net unrealized investment gains (losses) ....      (3.0)     (11.0)       7.8
  Net derivative instrument losses ............      (7.1)      (2.0)        --
  Net minimum pension liability adjustments ...      (7.9)     (12.4)        --
  Translation adjustments .....................      46.0      (38.0)     (20.6)
                                                 --------   --------   --------

  Other comprehensive income (loss) ...........      28.0      (63.4)     (12.8)
                                                 --------   --------   --------

      TOTAL COMPREHENSIVE INCOME ..............  $  219.9   $  241.8   $  301.3
                                                 ========   ========   ========


                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          YEAR ENDED JUNE 30
                                                       ------------------------
                                                        2002     2001     2000
                                                       ------   ------   ------
                                                             (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings ......................................  $191.9   $305.2   $314.1
  Adjustments to reconcile net earnings to net
   cash flows provided by operating activities:
    Depreciation and amortization ...................   162.0    156.3    129.1
    Amortization of purchased royalty rights ........      --      6.6     17.7
    Deferred income taxes ...........................   (22.6)     4.7     (5.5)
    Minority interest ...............................     4.7      1.9       --
    Non-cash stock compensation .....................    (0.1)     0.7      1.7
    Cumulative effect of a change in
      accounting principle ..........................    20.6      2.2       --
    Non-cash portion of restructuring and
      other non-recurring expenses ..................    58.0     27.1       --
    Other non-cash items ............................     0.9       --       --

  Changes in operating assets and liabilities:
    Increase in accounts receivable, net ............   (15.4)   (57.3)   (24.4)
    Decrease (increase) in inventory and
      promotional merchandise, net ..................   102.2   (102.1)   (31.3)
    Increase in other assets ........................   (11.7)   (53.6)   (39.8)
    Increase (decrease) in accounts payable .........   (32.6)    14.2     12.2
    Increase in accrued income taxes ................    28.8      5.9     10.9
    Increase (decrease) in other accrued
      liabilities ...................................    59.6    (23.4)    35.1
    Increase (decrease) in other noncurrent
      liabilities ...................................   (28.3)    17.0     22.7
                                                       ------   ------   ------
      NET CASH FLOWS PROVIDED BY
        OPERATING ACTIVITIES ........................   518.0    305.4    442.5
                                                       ------   ------   ------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures ..............................  (203.2)  (192.2)  (180.9)
  Acquisition of businesses, net of
    acquired cash ...................................   (18.5)   (16.0)  (180.5)
  Purchases of long-term investments ................      --       --    (15.9)
  Proceeds from disposition of long-term
    investments .....................................     4.7      1.9      3.0
                                                       ------   ------   ------
      NET CASH FLOWS USED FOR
        INVESTING ACTIVITIES ........................  (217.0)  (206.3)  (374.3)
                                                       ------   ------   ------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in short-term debt, net .......     0.6     (0.1)    (0.6)
  Proceeds from issuance of long-term debt, net .....   247.2     24.5       --
  Repayments of long-term debt ......................  (256.6)   (30.1)    (6.8)
  Net proceeds from employee stock
    transactions ....................................     7.7     13.3     14.0
  Payments to acquire treasury stock ................   (49.7)    (0.1)   (23.6)
  Dividends paid ....................................   (71.0)   (71.0)   (70.9)
                                                       ------   ------   ------
      NET CASH FLOWS USED FOR
        FINANCING ACTIVITIES ........................  (121.8)   (63.5)   (87.9)
                                                       ------   ------   ------

Effect of Exchange Rate Changes on Cash
  and Cash Equivalents ..............................    21.0     (9.2)    (7.5)
                                                       ------   ------   ------
  NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS ................................   200.2     26.4    (27.2)
  CASH AND CASH EQUIVALENTS AT BEGINNING
    OF YEAR .........................................   346.7    320.3    347.5
                                                       ------   ------   ------
  CASH AND CASH EQUIVALENTS AT END OF YEAR ..........  $546.9   $346.7   $320.3
                                                       ======   ======   ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION (SEE ALSO NOTE 17)
  Cash paid during the year for:
    Interest ........................................  $ 17.6   $ 26.7   $ 29.2
                                                       ======   ======   ======
    Income Taxes ....................................  $120.5   $176.6   $163.8
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

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:


                                                       YEAR ENDED JUNE 30
                                                 ------------------------------
                                                   2002       2001       2000
                                                 --------   --------   --------
                                                          (IN MILLIONS,
                                                      EXCEPT PER SHARE DATA)
NUMERATOR:
Net earnings before accounting change .........  $  212.5   $  307.4   $  314.1
Preferred stock dividends .....................     (23.4)     (23.4)     (23.4)
                                                 --------   --------   --------
Net earnings attributable to common stock
  before accounting change ....................     189.1      284.0      290.7
Cumulative effect of a change in
  accounting principle, net of tax ............     (20.6)      (2.2)        --
                                                 --------   --------   --------
Net earnings attributable to common stock .....  $  168.5   $  281.8   $  290.7
                                                 ========   ========   ========

DENOMINATOR:
Weighted average common shares
  outstanding - Basic .........................     238.2      238.4      237.7
Effect of dilutive securities: Stock options ..       2.9        3.8        4.8
                                                 --------   --------   --------
Weighted average common shares
  outstanding - Diluted .......................     241.1      242.2      242.5
                                                 ========   ========   ========

BASIC NET EARNINGS PER COMMON SHARE:
Net earnings before accounting change .........  $    .79   $   1.19   $   1.22
Cumulative effect of a change in
  accounting principle, net of tax ............      (.08)      (.01)        --
                                                 --------   --------   --------
Net earnings ..................................  $    .71   $   1.18   $   1.22
                                                 ========   ========   ========

DILUTED NET EARNINGS PER COMMON SHARE:
Net earnings before accounting change .........  $    .78   $   1.17   $   1.20
Cumulative effect of a change in
  accounting principle, net of tax ............      (.08)      (.01)        --
                                                 --------   --------   --------
Net earnings ..................................  $    .70   $   1.16   $   1.20
                                                 ========   ========   ========

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2002, 2001 and 2000, options to purchase 12.1 million, 10.5 million and 7.2 million shares, respectively, of Class A Common Stock were not included in the computation of diluted EPS because the exercise prices of those options were greater than the average market price of the common stock and their inclusion would be anti-dilutive. The options were still outstanding at the end of the applicable periods.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include $426.2 million and $232.2 million of short-term time deposits at June 30, 2002 and 2001, respectively. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions of $30.6 million and $26.8 million as of June 30, 2002 and 2001, respectively.

CURRENCY TRANSLATION AND TRANSACTIONS

All assets and liabilities of foreign subsidiaries and affiliates are translated at year-end rates of exchange, while revenue and expenses are translated at weighted average rates of exchange for the year. Unrealized translation gains or losses are reported as cumulative translation adjustments through other comprehensive income. Such adjustments amounted to $46.0 million of unrealized translation gains and $38.0 million of unrealized translation losses in fiscal 2002 and 2001, respectively.

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

The accompanying consolidated statements of earnings include net exchange losses of $6.8 million, net exchange gains of $9.2 million and net exchange losses of $4.3 million in fiscal 2002, 2001 and 2000, respectively.

INVENTORY AND PROMOTIONAL MERCHANDISE

Inventory and promotional merchandise only includes inventory considered saleable or usable in future periods, and is stated at the lower of cost or fair-market value, with cost being determined on the first-in, first-out method. Promotional merchandise is charged to expense at the time the merchandise is shipped to the Company's customers.

                                                                 JUNE 30
                                                              --------------
                                                               2002    2001
                                                              ------  ------
                                                              (IN MILLIONS)
      Inventory and promotional merchandise consists of:
         Raw materials .....................................  $117.5  $172.9
         Work in process ...................................    27.0    24.4
         Finished goods ....................................   272.2   308.0
         Promotional merchandise ...........................   127.8   125.0
                                                              ------  ------
                                                              $544.5  $630.3
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


                                                               JUNE 30
                                                          ------------------
                                                            2002      2001
                                                          --------  --------
                                                             (IN MILLIONS)
      Land .............................................  $   13.0  $   12.7
      Buildings and improvements .......................     144.0     135.7
      Machinery and equipment ..........................     611.7     563.2
      Furniture and fixtures ...........................      86.1      77.5
      Leasehold improvements ...........................     447.2     311.2
                                                          --------  --------
                                                           1,302.0   1,100.3
      Less accumulated depreciation and amortization ...     721.3     571.6
                                                          --------  --------
                                                          $  580.7  $  528.7
                                                          ========  ========

Depreciation and amortization of property, plant and equipment was $140.5 million, $112.1 million and $90.3 million in fiscal 2002, 2001 and 2000, respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS

Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". These statements established financial accounting and reporting standards for acquired goodwill and other intangible assets. Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. In accordance with SFAS No. 142, intangible assets, including purchased goodwill, must be evaluated for impairment. Those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives are no longer amortized.

In accordance with SFAS No. 142, the Company completed its transitional impairment testing of intangible assets during the first quarter of fiscal 2002. That effort, and preliminary assessments of the Company's identifiable intangible assets, indicated that little or no adjustment would be required upon adoption of this pronouncement. The impairment testing is performed in two steps: (i) the Company determines impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Subsequent to the first quarter of fiscal 2002, with the assistance of a third-party valuation firm, the Company finalized the testing of goodwill. Using conservative, but realistic, assumptions to model the Company's jane business, the Company determined that the carrying value of this unit was slightly greater than the derived fair value, indicating an impairment in the recorded goodwill. To determine fair value, the Company relied on three valuation models: guideline public companies, acquisition analysis and discounted cash flow. For goodwill valuation purposes only, the revised fair value of this unit was allocated to the assets and liabilities of the business unit to arrive at an implied fair value of goodwill, based upon known facts and circumstances, as if the acquisition occurred currently. This allocation resulted in a write-down of recorded goodwill in the amount of $20.6 million, which has been reported as the cumulative effect of a change in accounting principle, as of July 1, 2001, in the accompanying consolidated statements of earnings. On a product category basis, this write-down would have primarily impacted the Company's makeup category.

During fiscal 2002, the Company recorded a goodwill impairment charge related to its Gloss.com business as a component of its restructuring expense. See Note 5 "Restructuring and Other Non-Recurring Expenses".

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents adjusted net earnings and earnings per share data restated to include the retroactive impact of the adoption of SFAS No. 142.


                                                          YEAR ENDED JUNE 30
                                                     ---------------------------
                                                       2002      2001      2000
                                                     -------   -------   -------
(IN MILLIONS, EXCEPT PER SHARE DATA)


Reported Net Earnings before Accounting Change ....  $ 212.5   $ 307.4   $ 314.1
  Cumulative effect of a change in
    accounting principle, net of tax ..............    (20.6)     (2.2)       --
                                                     -------   -------   -------
  Net Earnings ....................................    191.9     305.2     314.1

  Preferred stock dividends .......................     23.4      23.4      23.4
                                                     -------   -------   -------
Reported Net Earnings Attributable to
  Common Stock ....................................    168.5     281.8     290.7
  Add back:
  Goodwill amortization, net of tax ...............       --      13.4      11.1
                                                     -------   -------   -------

Adjusted Net Earnings .............................  $ 168.5   $ 295.2   $ 301.8
                                                     =======   =======   =======

BASIC NET EARNINGS PER COMMON SHARE:
  Reported net earnings attributable to
    common stock before accounting change .........  $   .79   $  1.19   $  1.22
  Cumulative effect of a change in
    accounting principle, net of tax ..............     (.08)     (.01)       --
                                                     -------   -------   -------
  Net earnings attributable to common stock .......      .71      1.18      1.22
  Goodwill amortization, net of tax ...............       --       .06       .05
                                                     -------   -------   -------

  Adjusted net earnings attributable to
    common stock ..................................  $   .71   $  1.24   $  1.27
                                                     =======   =======   =======

DILUTED NET EARNINGS PER COMMON SHARE:
  Reported net earnings attributable to
    common stock before accounting change .........  $   .78   $  1.17   $  1.20
  Cumulative effect of a change in
    accounting principle, net of tax ..............     (.08)     (.01)       --
                                                     -------   -------   -------
  Net earnings attributable to common stock .......      .70      1.16      1.20
  Goodwill amortization, net of tax ...............       --       .06       .04
                                                     -------   -------   -------

  Adjusted net earnings attributable to
    common stock ..................................  $   .70   $  1.22   $  1.24
                                                     =======   =======   =======

Weighted average common shares outstanding:

  Basic ...........................................    238.2     238.4     237.7
  Diluted .........................................    241.1     242.2     242.5

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GOODWILL

The change in the carrying amount of goodwill is as follows:

                                                                     YEAR ENDED
                                                                   JUNE 30, 2002
                                                                   -------------
                                                                   (IN MILLIONS)

Net balance as of June 30, 2001 .....................................  $699.7
   Goodwill impairment loss upon adoption of new
     accounting principle ...........................................   (20.6)
   Restructuring write-off of Gloss.com acquisition goodwill ........   (20.1)
   Goodwill acquired during the period ..............................    16.6
                                                                       ------
Net balance as of June 30, 2002 .....................................  $675.6
                                                                       ======

OTHER INTANGIBLE ASSETS

Other intangible assets consist of the following:

                                                     JUNE 30, 2002
                                    --------------------------------------------
                                                     (IN MILLIONS)
                                    GROSS CARRYING     ACCUMULATED     TOTAL NET
                                         VALUE        AMORTIZATION    BOOK VALUE
                                    --------------    ------------    ----------
         Licensing agreements .....     $ 15.0           $  6.2         $  8.8
         Trademarks and other .....       15.2              6.7            8.5
         Patents ..................        1.6              0.5            1.1
                                        ------           ------         ------
      Total .......................     $ 31.8           $ 13.4         $ 18.4
                                        ======           ======         ======

Pursuant to the adoption of SFAS No. 142 and effective July 1, 2001, trademarks have been classified as indefinite lived assets and are no longer amortized. The cost of other intangible assets is amortized on a straight-line basis over their estimated useful lives. The aggregate amortization expense related to amortizable intangible assets for the year ended June 30, 2002 was $1.5 million.

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

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income (loss) ("OCI") included in the accompanying consolidated balance sheets consist of the following:

                                                        YEAR ENDED JUNE 30
                                                   ----------------------------
                                                    2002       2001       2000
                                                   ------     ------     ------
                                                          (IN MILLIONS)

Net unrealized investment gains, beginning
  of year .......................................  $  2.9     $ 13.9      $ 6.1
Unrealized investment gains (losses) ............    (5.0)     (18.3)      13.0
Provision for deferred income taxes .............     2.0        7.3       (5.2)
                                                   ------     ------      -----
Net unrealized investment gains (losses),
  end of year ...................................    (0.1)       2.9       13.9
                                                   ------     ------      -----
Net derivative instruments, beginning of year ...    (2.0)        --         --
Gain (loss) on derivative instruments ...........   (16.1)       8.8         --
Provision for deferred income taxes on
  gain (loss) ...................................     5.5       (3.1)        --
Reclassification to earnings during the year ....     5.3      (12.0)        --
Provision for deferred income taxes
  on reclassification ...........................    (1.8)       4.3         --
                                                   ------     ------      -----
Net derivative instruments, end of year .........    (9.1)      (2.0)        --
                                                   ------     ------      -----
Net minimum pension liability adjustments,
  beginning of year .............................   (12.4)        --         --
Minimum pension liability adjustments ...........   (11.6)     (19.4)        --
Provision for deferred income taxes .............     3.7        7.0         --
                                                   ------     ------      -----
Net minimum pension liability adjustments,
  end of year ...................................   (20.3)     (12.4)        --
                                                   ------     ------      -----

Cumulative translation adjustments,
  beginning of year .............................  (109.0)     (71.0)     (50.4)
Translation adjustments .........................    46.0      (38.0)     (20.6)
                                                   ------     ------      -----
Cumulative translation adjustments,
  end of year ...................................   (63.0)    (109.0)     (71.0)
                                                   ------     ------      -----

Accumulated other comprehensive income (loss) ... ($ 92.5)   ($120.5)    ($57.1)
                                                   ======     ======      =====


The $9.1 million, net of tax, derivative instruments loss recorded in OCI at June 30, 2002 related to forward contracts that the Company estimates will be classified to earnings as losses during the next twelve months assuming exchange rates at the time of settlement are equal to the forward rates as of June 30, 2002. The Company believes these losses would be offset by the effects of exchange rate movements on the respective underlying transactions for which the hedges are intended. With regard to interest rate contracts, upon repayment of the term loan in February 2002 and the termination of interest rate swaps and options, losses deferred in OCI were reclassified to earnings. Those losses were substantially offset by deferred gains from previously terminated interest rate swaps.

REVENUE RECOGNITION

Generally, revenues from merchandise sales are recorded at the time the product is shipped to the customer. The Company reports its sales levels on a net sales basis, which is computed by deducting from gross sales the amount of actual returns received and an amount established for anticipated returns. As a percent of gross sales, returns were 4.9% in fiscal 2002, 4.9% in fiscal 2001 and 4.3% in fiscal 2000.

ADVERTISING AND PROMOTION

Costs associated with advertising are expensed during the year as incurred. Global advertising expenses, which primarily include television, radio and print media, and promotional expenses, such as products used as sales incentives, were $1,326.2 million, $1,255.3 million and $1,195.8 million in fiscal 2002, 2001 and 2000, respectively. These amounts include expenses relating to purchase with purchase and gift with purchase promotions that are now reflected in net sales and cost of sales due to a change in generally accepted accounting principles. Advertising and promotional expenses included in operating expenses were $1,122.0 million, $1,060.8 million and $1,003.4 million in fiscal 2002, 2001 and 2000, respectively.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RESEARCH AND DEVELOPMENT

Research and development costs, which amounted to $61.3 million, $57.3 million and $53.8 million in fiscal 2002, 2001 and 2000, respectively, are expensed as incurred.

RELATED PARTY ROYALTIES AND TRADEMARKS

Under agreements covering the Company's purchase of trademarks for a percentage of related sales, royalty payments totaling $16.5 million, $16.0 million and $15.5 million in fiscal 2002, 2001 and 2000, respectively, have been charged to income. Such payments were made to Mrs. Estee Lauder. During fiscal 1996, the Company purchased a stockholder's rights to receive certain U.S. royalty payments for $88.5 million, which was fully amortized in November 2000. In fiscal 2001 and 2000, $6.6 million and $17.7 million, respectively, were amortized as charges against income.

STOCK COMPENSATION

The Company observes the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", by continuing to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", while providing the required pro forma disclosures as if the fair value method had been applied. See Note 14 "Stock Programs".

CONCENTRATION OF CREDIT RISK

The Company is a worldwide manufacturer, marketer and distributor of skin care, makeup, fragrance and hair care products. Domestic and international sales are made primarily to department stores, specialty retailers, perfumeries and pharmacies. The Company grants credit to all qualified customers and does not believe it is exposed significantly to any undue concentration of credit risk.

For the fiscal year ended June 30, 2002, the Company's three largest customers accounted for 25% of net sales. No customer accounted for more than 10% of the Company's net sales during 2002. One department store group accounted for 11% of the Company's net sales in fiscal years ended 2001 and 2000. In the same years, another department store group accounted for 10% of the Company's net sales.

Additionally, as of June 30, 2002, the Company's three largest customers accounted for 28% of its outstanding accounts receivable.

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

In accordance with the provisions of SFAS No. 133, as amended, the Company recorded a non-cash charge to earnings of $2.2 million, after tax, to reflect the change in time-value from the dates of the derivative instruments' inception through the date of transition (July 1, 2000). This charge is reflected as the cumulative effect of a change in accounting principle in fiscal 2001 in the accompanying consolidated statements of earnings.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECENTLY ISSUED ACCOUNTING STANDARDS

Effective January 1, 2002, the Company adopted the Emerging Issues Task Force ("EITF") Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer", which codified and reconciled the following EITF Issues: Issue No. 00-14, "Accounting for Certain Sales Incentives", Issue No. 00-22, "Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future" and Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". Issue No. 00-14 addressed when sales incentives and discounts should be recognized, as well as where the related revenues and expenses should be classified in the financial statements. Upon adoption of this Issue, the Company reclassified revenues generated from purchase with purchase activities as sales and costs of purchase with purchase and gift with purchase activities as cost of sales, which were previously reported net as operating expenses. Operating income has remained unchanged by this adoption. These reclassifications have been reported in the accompanying consolidated statements of earnings retroactively for all periods reported.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 will be effective for financial statements of fiscal years beginning after December 15, 2001. The Company will adopt this statement for the fiscal year ending June 30, 2003 and does not anticipate that it will have a material impact on the Company's consolidated financial results.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Should the Company enter into activities covered by this standard after that date, the provisions of SFAS No. 146 would be applied. As a result of this standard, there is no impact on the Company's consolidated financial position or results of operations for the periods presented.

NOTE 3 -- PUBLIC OFFERINGS

During October 2001, a member of the Lauder family sold 5,000,000 shares of Class A Common Stock in a registered public offering. The Company did not receive any proceeds from the sale of these shares.

During May and June 2000, members of the Lauder family sold 8,482,000 shares of Class A Common Stock in a registered public offering. The Company did not receive any proceeds from the sale of these shares.

NOTE 4 -- ACQUISITION OF BUSINESSES

At various times during fiscal 2002, 2001 and 2000, the Company acquired businesses engaged in the wholesale distribution and retail sale of Aveda products, as well as other products, in the United States and other countries. In fiscal 2002, the Company purchased an Aveda wholesale distributor business in Korea and bought out the minority interest of its Aveda joint venture in the United Kingdom. The Company also bought out the minority interest of its joint venture in Chile.

In fiscal 2001, the Company purchased a wholesale distributor business in Israel, a majority interest of the wholesale distributor business in Chile and created a joint venture in Greece in which the Company owns a controlling majority interest.

In June 2000, the Company acquired, for cash, a controlling majority equity interest in Bumble and Bumble Products, LLC, a marketer and distributor of hair care products, and Bumble and Bumble, LLC, which operates a salon in New York City.

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

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate purchase price for these transactions, which includes acquisition costs, was approximately $18.5 million, $16.0 million, and $186.6 million in fiscal 2002, 2001 and 2000, respectively, and each transaction was accounted for using the purchase method of accounting. Accordingly, the results of operations for each of the acquired businesses are included in the accompanying consolidated financial statements commencing with its date of original acquisition. Pro forma results of operations, as if each of such businesses had been acquired as of the beginning of the year of acquisition, have not been presented, as the impact on the Company's consolidated financial results would not have been material.

NOTE 5 -- RESTRUCTURING AND OTHER NON-RECURRING EXPENSES

During the fourth quarter of fiscal 2002, the Company recorded a restructuring related to repositioning certain businesses as part of its ongoing efforts to drive long-term growth and increase profitability. The restructuring focused on cost reduction opportunities related to the Internet, supply chain, globalization of the organization and distribution channel refinements. The Company has committed to a defined plan of action, which resulted in an aggregate pre-tax charge of $117.4 million, of which $59.4 million is cash related. On an after-tax basis, the aggregate charge was $76.9 million, equal to $.32 per diluted share.

Specifically, the charge includes the following:

o INTERNET. In an effort to achieve strategic objectives, reduce costs and improve profitability, the Company outsourced Gloss.com platform development and maintenance efforts to a third-party provider. Additionally, Gloss.com closed its San Francisco facility and consolidated its operations in New York. As a result, included in the charge is a $23.9 million provision for restructuring the Gloss.com operations, including benefits and severance packages for 36 employees as well as asset write-offs. The Company also took a $20.1 million charge to write-off the related Gloss.com acquisition goodwill.

o SUPPLY CHAIN. Building on previously announced supply chain initiatives, the Company restructured certain manufacturing, distribution, research and development, information systems and quality assurance operations in the United States, Canada and Europe, which included benefits and severance packages for 110 employees. A charge of $23.7 million was recorded related to this effort.

o GLOBALIZATION OF ORGANIZATION. The Company continued to implement its previously announced transition to a global brand structure designed to streamline the decision making process and increase innovation and speed-to-market. The next phase of this transition entailed eliminating duplicate functions and responsibilities, which resulted in charges for benefits and severance for 122 employees. The Company recorded a charge of $27.1 million associated with these efforts.

o DISTRIBUTION. The Company evaluated areas of distribution relative to its financial targets and will focus its resources on the most productive sales channels and markets. As a result, the Company closed its operations in Argentina and the remaining customers will be serviced by the Company's Chilean affiliate. The Company is also closing all remaining in-store "tommy's shops" and other select points of distribution. The Company recorded a $22.6 million provision related to these actions, which included benefits and severance for 85 employees.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of the charges as recorded in the consolidated statement of earnings for fiscal 2002:

                                                    RESTRUCTURING
                                             --------------------------
(IN MILLIONS)                                 NET    COST OF  OPERATING
                                             SALES    SALES   EXPENSES    TOTAL
                                             -----   -------  ---------  ------
Internet ..................................  $  --     $ --    $ 44.0    $ 44.0
Supply Chain ..............................     --       --      23.7      23.7
Globalization of Organization .............     --       --      27.1      27.1
Distribution ..............................    6.2      0.8      15.6      22.6
                                             -----     ----    ------    ------
TOTAL CHARGE ..............................  $ 6.2     $0.8    $110.4     117.4
                                                       ====    ======
Tax effect ................................                               (40.5)
                                                                         ------
NET CHARGE ................................                              $ 76.9
                                                                         ======

The restructuring charge was recorded in other accrued liabilities or, where applicable, as a reduction of the related asset. During fiscal 2002, $9.3 million related to this restructuring was paid. As of June 30, 2002, the restructuring accrual balance was $54.1 million and the Company expects to settle a majority of the remaining obligations by the end of fiscal 2003 with certain additional payments made ratably through fiscal 2006.

During the fourth quarter of fiscal 2001, the Company recorded one-time charges for restructuring and other non-recurring expenses related to repositioning certain businesses as part of the Company's ongoing efforts to drive long-term growth and increase profitability. The restructuring and other non-recurring expenses focused on four areas: product fixtures for the jane brand; in-store "tommy's shops"; information systems and other assets; and global brand reorganization. The Company committed to a defined plan of action, which resulted in an aggregate pre-tax charge of $63.0 million, of which $35.9 million is cash related. On an after-tax basis, the aggregate charge was $40.3 million, equal to $.17 per diluted share.

Specifically, the charge included the following:

o jane. jane switched from its traditional wall displays to a carded program. The charge included a $16.1 million write-down of existing jane product fixtures and the return of uncarded product from virtually all of the 13,000 distribution outlets in the United States.

o "tommy's shops". The Company restructured the in-store "tommy's shops" to focus on the most productive locations and decided to close certain shops that underperformed relative to expectations. As a result, the Company recorded a $6.3 million provision for the closing of 86 under-performing in-store "tommy's shops", located in the United States, and for related product returns.

o INFORMATION SYSTEMS AND OTHER ASSETS. In response to changing technology and the Company's new strategic direction, the charge included a $16.2 million provision for costs associated with the reevaluation of supply chain systems that the Company no longer utilized and with the elimination of unproductive assets related to the change to standard financial systems.

o GLOBAL BRAND REORGANIZATION. The Company recorded $20.8 million related to benefits and severance packages for 75 management employees who were affected by the reconfiguration to a global brand structure and another $3.6 million related to infrastructure costs.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of the charges as recorded in the consolidated statement of earnings for fiscal 2001:

                                         RESTRUCTURING
                                  --------------------------
                                                                OTHER
                                                                 NON-
(IN MILLIONS)                      NET    COST OF  OPERATING  RECURRING
                                  SALES    SALES    EXPENSES  EXPENSES    TOTAL
                                  -----   -------  ---------  ---------   -----
jane ...........................  $ 5.7     $1.5      $ 4.8     $ 4.1     $16.1
"tommy's shops" ................    2.3     (0.4)       4.4        --       6.3
Information systems and
  other assets .................     --       --        4.6      11.6      16.2
Global brand reorganization ....     --       --       23.8       0.6      24.4
                                  -----     ----      -----     -----     -----
TOTAL CHARGE ...................  $ 8.0     $1.1      $37.6     $16.3      63.0
                                  =====     ====      =====     =====
Tax effect .....................                                          (22.7)
                                                                          -----
NET CHARGE .....................                                          $40.3
                                                                          =====

The restructuring charge was recorded in other accrued liabilities or as a reduction of fixed assets. During fiscal 2001, $0.7 million was paid and through June 30, 2002 an additional $26.7 million was paid. As of June 30, 2002, the remaining obligation was $7.1 million, the majority of which the Company expects to settle through the end of fiscal 2003 with remaining payments made ratably through fiscal 2004.

NOTE 6 -- INCOME TAXES

The provision for income taxes is comprised of the following:

                                                       YEAR ENDED JUNE 30
                                                 ------------------------------
                                                  2002        2001        2000
                                                 ------      ------      ------
                                                         (IN MILLIONS)
      Current:
          Federal ..........................     $ 40.7      $ 74.0      $ 93.9
          Foreign ..........................       89.8        87.6        82.4
          State and local ..................        6.5         7.7        13.8
                                                 ------      ------      ------
                                                  137.0       169.3       190.1
                                                 ------      ------      ------

      Deferred:
          Federal ..........................      (13.2)        3.7        (0.2)
          Foreign ..........................       (8.9)        0.5        (4.1)
          State and local ..................       (0.5)        0.5        (1.2)
                                                 ------      ------      ------
                                                  (22.6)        4.7        (5.5)
                                                 ------      ------      ------
                                                 $114.4      $174.0      $184.6
                                                 ======      ======      ======

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation between the provision for income taxes computed by applying the statutory Federal income tax rate to earnings before income taxes and minority interest and the actual provision for income taxes is as follows:


                                                        YEAR ENDED JUNE 30
                                                    --------------------------
                                                     2002      2001      2000
                                                    ------    ------    ------
                                                          (IN MILLIONS)

Provision for income taxes at statutory rate .....  $116.1    $169.2    $174.5
Increase (decrease) due to:
  State and local income taxes, net of
    Federal tax benefit ..........................     3.9       5.3       8.2
  Effect of foreign operations ...................    (0.9)     (2.9)    (11.7)
  Domestic royalty expense not
    deductible for U.S. tax purposes .............      --       1.6       4.0
  Other nondeductible expenses ...................     3.2       3.8       3.8
  Tax credits ....................................    (2.1)       --        --
  Other, net .....................................    (5.8)     (3.0)      5.8
                                                    ------    ------    ------
Provision for income taxes .......................  $114.4    $174.0    $184.6
                                                    ======    ======    ======

Effective tax rate ...............................    34.5%     36.0%     37.0%
                                                    ======    ======    ======

Significant components of the Company's deferred income tax assets and liabilities as of June 30, 2002 and 2001 were as follows:

                                                                 2002     2001
                                                                ------   ------
                                                                 (IN MILLIONS)
Deferred tax assets:
  Deferred compensation and other payroll related expenses ...  $ 53.3   $ 47.7
  Inventory obsolescence and other inventory
    related reserves .........................................    58.5     54.1
  Pension plan reserves ......................................    26.2     22.5
  Postretirement benefit obligations .........................    25.9     21.7
  Various accruals not currently deductible ..................    72.0     57.6
  Net operating loss carryforwards ...........................     1.5      3.8
  Other differences between tax and financial
    statement values .........................................     9.4      5.7
                                                                ------   ------
                                                                 246.8    213.1
    Valuation allowance for deferred tax assets ..............    (1.5)    (3.8)
                                                                ------   ------
      Total deferred tax assets ..............................   245.3    209.3
                                                                ------   ------

Deferred tax liabilities:
  Depreciation and amortization ..............................   (60.2)   (54.1)
  Other differences between tax and financial
    statement values .........................................      --     (2.0)
                                                                ------   ------
    Total deferred tax liabilities ...........................   (60.2)   (56.1)
                                                                ------   ------
    Total net deferred tax assets ............................  $185.1   $153.2
                                                                ======   ======

As of June 30, 2002 and 2001, the Company had current net deferred tax assets of $112.4 million and $83.1 million, respectively, which are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets, and noncurrent net deferred tax assets of $72.7 million and $70.1 million, respectively.

Federal income and foreign withholding taxes have not been provided on $473.5 million, $476.4 million and $442.2 million of undistributed earnings of international subsidiaries at June 30, 2002, 2001 and 2000, respectively. The Company intends to permanently reinvest these earnings in its foreign operations, except where it is able to repatriate these earnings to the United States without any material incremental tax provision.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2002 and 2001, certain international subsidiaries had tax loss carryforwards for local tax purposes of approximately $10.2 million and $21.4 million, respectively. With the exception of $3.9 million of losses with an indefinite carryforward period as of June 30, 2002, these losses expire at various dates through fiscal 2008. Deferred tax assets in the amount of $1.5 million and $3.8 million as of June 30, 2002 and 2001, respectively, have been recorded to reflect the tax benefits of the losses not utilized to date. A full valuation allowance has been provided since, in the opinion of management, it is more likely than not that the deferred tax assets will not be realized.

Earnings before income taxes and minority interest include amounts contributed by the Company's international operations of $283.4 million, $307.2 million and $281.2 million for fiscal 2002, 2001 and 2000, respectively.

NOTE 7 -- OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:
                                                                    JUNE 30
                                                                ----------------
                                                                 2002      2001
                                                                ------    ------
                                                                  (IN MILLIONS)
        Advertising and promotional accruals ...............    $213.5    $157.0
        Employee compensation ..............................     169.9     182.6
        Restructuring ......................................      61.2      35.2
        Other ..............................................     182.0     157.3
                                                                ------    ------
                                                                $626.6    $532.1
                                                                ======    ======

NOTE 8 -- DEBT

The Company's short-term and long-term debt and available financing consist of the following:

                                                       DEBT AT               AVAILABLE FINANCING AT
                                                       JUNE 30                      JUNE 30
                                                  ----------------    ------------------------------------
                                                                         COMMITTED           UNCOMMITTED
                                                                      ----------------    ----------------
                                                   2002      2001      2002      2001      2002      2001
                                                  ------    ------    ------    ------    ------    ------
                                                   (IN MILLIONS)                 (IN MILLIONS)
Commercial paper with an average
  interest rate of 1.81% and 3.96%,
  respectively ................................   $130.0    $181.0    $   --    $   --    $620.0    $569.0
6% Senior Notes, due January 15, 2012,
  with an effective yield of 6.062% ...........    248.9        --        --        --        --        --
Unsecured notes payable, due
  February 1, 2005, with an effective
  interest rate of 5.13% ......................       --     200.0        --        --        --        --
2% Japan loan payable, due in installments
  through April 2003 ..........................      5.8      11.3        --        --        --        --
1.45% Japan loan payable, due on
  March 28, 2006 ..............................     25.0      24.2        --        --        --        --
Other short-term borrowings ...................      0.8       0.2        --        --      22.9      30.4
Revolving credit facility .....................       --        --     400.0     400.0        --        --
Shelf registration for debt securities ........       --        --        --        --     150.0     400.0
                                                  ------    ------    ------    ------    ------    ------
                                                   410.5     416.7    $400.0    $400.0    $792.9    $999.4
                                                                      ======    ======    ======    ======
Less current maturities .......................      6.6       5.8
                                                  ------    ------
                                                  $403.9    $410.9
                                                  ======    ======

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2002, the Company issued and sold $250.0 million of 6% Senior Notes due 2012 ("6% Senior Notes") in a public offering. The 6% Senior Notes were priced at 99.538% with a yield of 6.062%. Interest payments are required to be made semi-annually on January 15 and July 15 of each year. The first payment was made on July 15, 2002. The primary portion of the net proceeds of the offering was used to repay a $200.0 million term loan. The remainder was used to repay a portion of the outstanding commercial paper.

The Company maintains uncommitted credit facilities in various regions throughout the world. Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings. During fiscal 2002 and 2001, the monthly average amount outstanding was approximately $12.9 million and $18.6 million, respectively, and the annualized monthly weighted average interest rate incurred was approximately 4.1% and 6.5%, respectively.

During fiscal 1998, the Company entered into a 2% loan payable in Japan. Principal repayments of 350.0 million yen, approximately $2.9 million at current rates, will be made semi-annually through 2003.

Effective June 28, 2001, the Company entered into a new five-year $400.0 million revolving credit facility, expiring on June 28, 2006, which includes an annual fee of .07% on the total commitment. The new facility replaced a five-year $400.0 million revolving credit facility entered into in July 1996. The 1996 facility had an annual fee of .06% on the total commitment. At June 30, 2002 and 2001, the Company was in compliance with all related financial and other restrictive covenants, including limitations on indebtedness and liens.

Commercial paper is classified as long-term debt based upon the Company's intent and ability to refinance maturing commercial paper on a long-term basis. It is the Company's policy to maintain backup facilities to support the commercial paper program and its classification as long-term debt.

NOTE 9 -- FINANCIAL INSTRUMENTS

DERIVATIVE FINANCIAL INSTRUMENTS

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The Company primarily enters into foreign currency forward exchange contracts and foreign currency options to reduce the effects of fluctuating foreign currency exchange rates. The Company, if necessary, enters into interest rate swaps and options to manage the effects of interest rate movements on the Company's aggregate liability portfolio. The Company categorizes these instruments as entered into for purposes other than trading.

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

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FOREIGN EXCHANGE RISK MANAGEMENT

The Company enters into forward exchange contracts to hedge anticipated transactions as well as receivables and payables denominated in foreign currencies for periods consistent with the Company's identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that the Company receives from foreign subsidiaries. Almost all foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions rated as strong investment grade by a major rating agency. The Company also enters into foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. The forward exchange contracts and foreign currency options have been designated as cash-flow hedges. As of June 30, 2002, these cash-flow hedges were highly effective, in all material respects.

As a matter of policy, the Company only enters into contracts with counterparties that have at least an "A" (or equivalent) credit rating. The counterparties to these contracts are major financial institutions. The Company does not have significant exposure to any one counterparty. Exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss under these hedging contracts is remote and in any event would not be material to the Company's consolidated financial results. The contracts have varying maturities through the end of July 2003. Costs associated with entering into such contracts have not been material to the Company's consolidated financial results. The Company does not utilize derivative financial instruments for trading or speculative purposes. At June 30, 2002, we had foreign currency contracts in the form of forward exchange contracts in the amount of $227.2 million. The foreign currencies included in these contracts (notional value stated in U.S. dollars) are principally the Japanese yen ($70.7 million), Euro ($31.7 million), British pound ($26.2 million), Australian dollar ($16.0 million), Swiss franc ($11.8 million), Danish krone ($11.6 million) and Canadian dollar ($10.5 million). At June 30, 2001, we had foreign currency contracts in the form of forward exchange contracts in the amount of $148.2 million. The foreign currencies included in these contracts (notional value stated in U.S. dollars) are principally the Japanese yen ($53.9 million), Swiss franc ($28.8 million), Korean won ($18.5 million), Taiwan dollar ($13.7 million), British pound ($13.2 million), Euro ($8.5 million) and Mexican peso ($6.8 million).

INTEREST RATE RISK MANAGEMENT

In February 2002, the Company repaid its outstanding term loan, which had a floating interest rate, with the proceeds from the January 2002 public debt offering of 6% Senior Notes. As a result, the Company terminated the interest rate swaps and options that were previously outstanding to mitigate interest rate volatility. No material gain or loss resulted from the termination of those contracts. Prior to repayment of the term loan, the Company had entered into an interest rate swap agreement to exchange floating rate for fixed rate interest payments periodically over the life of the agreement. In addition, the Company had purchased interest rate options that offer similar interest rate protection. The interest rate swap and options were designated as cash-flow hedges and were highly effective through the date of termination.

Information regarding the interest rate swap and options is presented in the following table:

                                                YEAR ENDED OR AT JUNE 30
                                      ------------------------------------------
                                                        2001
                                      ------------------------------------------
                                                            WEIGHTED AVERAGE
                                       NOTIONAL        -------------------------
 (IN MILLIONS)                          AMOUNTS        PAY RATE     RECEIVE RATE
--------------------------------------------------------------------------------
  Interest rate swap                   $  67.0           6.14%          6.32%
  Interest rate options                  133.0           6.14           6.62
--------------------------------------------------------------------------------

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

     Long-term debt:

          The fair value of the Company's long-term debt was estimated based on the current rates offered to the Company for debt with the same remaining maturities. Included in such amount is the fair value of the Company's commercial paper.

     Cumulative redeemable preferred stock:

          The fair value of the cumulative redeemable preferred stock is estimated utilizing a cash flow analysis at a discount rate equal to rates available for debt with terms similar to the preferred stock.

     Foreign exchange and interest rate contracts:

          The fair value of forwards, swaps and options is the estimated amount the Company would receive or pay to terminate the agreements.

The estimated fair values of the Company's financial instruments are as follows:

                                                        JUNE 30
                                          -------------------------------------
                                                2002                2001
                                          -----------------   -----------------
                                          CARRYING    FAIR    CARRYING     FAIR
(IN MILLIONS)                              AMOUNT    VALUE     AMOUNT     VALUE
----------------------------------------- --------   ------   --------   ------
NONDERIVATIVES
Cash and cash equivalents ...............  $546.9    $546.9    $346.7    $346.7
Long-term debt, including
  current portion .......................   410.5     415.6     416.5     418.1
Cumulative redeemable preferred stock ...   360.0     374.9     360.0     362.6
DERIVATIVES
Foreign exchange and interest
  rate contracts ........................   (14.8)    (14.8)     (2.5)     (2.5)

NOTE 10 -- PENSION, DEFERRED COMPENSATION AND POSTRETIREMENT BENEFIT PLANS

The Company maintains pension plans covering substantially all of its full-time employees for its U.S. operations and a majority of its international operations. Several plans provide pension benefits based primarily on years of service and employees' earnings. In certain instances, the Company adjusts benefits in connection with international employee transfers.

RETIREMENT GROWTH ACCOUNT PLAN (U.S.)

The Retirement Growth Account Plan is a trust-based, noncontributory defined benefit pension plan. The Company's funding policy consists of an annual contribution at a rate that provides for future plan benefits and maintains appropriate funded percentages. Such contribution is not less than the minimum required by the Employee Retirement Income Security Act of 1974, as amended, ("ERISA") and subsequent pension legislation and is not more than the maximum amount deductible for income tax purposes.

RESTORATION PLAN (U.S.)

The Company also has an unfunded, nonqualified domestic benefit Restoration Plan to provide benefits in excess of Internal Revenue Code limitations.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INTERNATIONAL PENSION PLANS

The Company maintains International Pension Plans, the most significant of which are defined benefit pension plans. The Company's funding policies for these plans are determined by local laws and regulations.

POSTRETIREMENT BENEFITS

The Company maintains a domestic contributory postretirement benefit plan which provides certain medical and dental benefits to eligible employees. Employees hired after January 1, 2002 will not be eligible for retiree medical benefits when they retire. Retired employees who are receiving monthly pension benefits are eligible for participation in the plan. Contributions required and benefits received by retirees and eligible family members are dependent on the age of the retiree. It is the Company's practice to fund these benefits as incurred. The cost of the Company-sponsored programs is not significant.

Certain of the Company's international subsidiaries and affiliates have postretirement plans, although most participants are covered by government-sponsored or administered programs.

The significant components of the above mentioned plans as of and for the year ended June 30 are summarized as follows:

                                                                                                                  OTHER THAN
                                                                         PENSION PLANS                           PENSION PLANS
                                                         ----------------------------------------------      --------------------
                                                                 U.S.                 INTERNATIONAL             POSTRETIREMENT
                                                         --------------------      --------------------      --------------------
(IN MILLIONS)                                              2002         2001         2002         2001         2002         2001
                                                         -------      -------      -------      -------      -------      -------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year ................ $ 280.4      $ 256.2      $ 131.5      $ 132.6       $ 43.2       $ 41.2
  Service cost .........................................    13.5         12.3          7.9          8.0          1.8          1.9
  Interest cost ........................................    20.6         19.7          7.2          6.7          2.9          3.0
  Plan participant contributions .......................      --           --          0.9          0.9          0.1          0.1
  Actuarial loss (gain) ................................    10.8          5.0          3.6          4.8         (1.9)        (1.0)
  Foreign currency exchange rate impact ................      --           --         13.8        (14.5)          --           --
  Benefits paid ........................................   (14.9)       (12.9)       (10.2)        (7.0)        (1.9)        (2.0)
  Plan amendments ......................................    (0.1)         0.1           --           --         (0.5)          --
  Other ................................................      --           --           --           --           --           --
                                                         -------      -------      -------      -------       ------       ------
Benefit obligation at end of year ......................   310.3        280.4        154.7        131.5         43.7         43.2
                                                         -------      -------      -------      -------       ------       ------

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year .........   179.7        192.1        104.6        117.7           --           --
  Actual return on plan assets .........................    (9.5)       (17.3)        (0.9)        (6.5)          --           --
  Foreign currency exchange rate impact ................      --           --         10.5        (11.6)          --           --
  Employer contributions ...............................    46.5         17.8         11.4         10.6          1.8          1.9
  Plan participant contributions .......................      --           --          0.9          0.9          0.1          0.1
  Benefits paid from plan assets .......................   (14.9)       (12.9)       (10.2)        (6.5)        (1.9)        (2.0)
                                                         -------      -------      -------      -------       ------       ------
Fair value of plan assets at end of year ...............   201.8        179.7        116.3        104.6           --           --
                                                         -------      -------      -------      -------       ------       ------

Funded status ..........................................  (108.5)      (100.7)       (38.4)       (26.9)       (43.7)       (43.2)
Unrecognized net actuarial loss (gain) .................   104.4         69.6         37.2         24.3         (8.1)        (6.6)
Unrecognized prior service cost ........................     4.0          4.3          2.5          2.4         (0.2)         0.2
Unrecognized net transition (asset) obligation .........    (1.5)        (3.0)         0.6          0.8           --           --
                                                         -------      -------      -------      -------       ------       ------
Accrued benefit cost ...................................($   1.6)    ($  29.8)     $   1.9      $   0.6      ($ 52.0)     ($ 49.6)
                                                         =======      =======      =======      =======       ======       ======

AMOUNTS RECOGNIZED IN THE BALANCE SHEETS CONSIST OF:
  Prepaid benefit cost ................................. $  39.5      $   6.2      $  10.1      $   8.1           --           --
  Accrued benefit liability ............................   (47.3)       (46.1)       (40.1)       (28.0)     ($ 52.0)     ($ 49.6)
  Intangible asset .....................................     0.2          3.7          1.0          1.1           --           --
  Other ................................................     6.0          6.4         30.9         19.4           --           --
                                                         -------      -------      -------      -------       ------       ------
  Net amount recognized ................................($   1.6)    ($  29.8)     $   1.9      $   0.6      ($ 52.0)     ($ 49.6)
                                                         =======      =======      =======      =======       ======       ======

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               OTHER THAN
                                                             PENSION PLANS                                    PENSION PLANS
                                     -------------------------------------------------------------     ----------------------------
                                                 U.S.                         INTERNATIONAL                   POSTRETIREMENT
                                     ----------------------------     ----------------------------     ----------------------------
                                      2002       2001       2000       2002       2001       2000       2002       2001       2000
                                     ------     ------     ------     ------     ------     ------     ------     ------     ------
WEIGHTED-AVERAGE ASSUMPTIONS
Pre-retirement discount rate           7.00%      7.50%      7.85%      2.75-       3.0-      3.0-       7.00%      7.50%      7.85%
                                                                        7.00%      7.25%      7.50%

Postretirement discount rate           5.75%      6.00%      6.25%        --         --         --         --         --         --

Expected return on assets              9.00%      9.00%      9.00%      4.50-      5.00-      5.00-       N/A        N/A        N/A
                                                                        8.25%      8.50%      8.25%

Rate of compensation                   4.50-      5.00-      5.50-      1.75-      2.0-       2.0-        N/A        N/A        N/A
  increase                            11.00%     11.50%     12.00%      4.00%      5.50%      6.50%

COMPONENTS OF NET PERIODIC
  BENEFIT COST (IN MILLIONS)
Service cost, net .................  $ 13.5     $ 12.3     $ 10.8     $  8.0     $  8.0     $  8.6     $  1.8     $  1.9     $  1.9
Interest cost .....................    20.6       19.7       16.9        7.2        6.7        6.3        2.9        3.0        2.8
Expected return on assets .........   (17.3)     (16.2)     (13.5)      (8.3)      (7.4)      (6.6)        --         --         --
Amortization of:
  Transition (asset) obligation ...    (1.5)      (1.4)      (1.4)       0.2        0.2        0.3         --         --         --
  Prior service cost ..............     0.4        0.4        0.4        0.2        0.2        0.3         --         --         --
  Actuarial loss (gain) ...........     2.6        1.1        1.3        1.0        0.9        1.2       (0.4)      (0.2)        --
  Other ...........................      --         --        0.8         --         --         --         --         --         --
                                     ------     ------     ------     ------     ------     ------     ------     ------     ------
Net periodic benefit cost .........  $ 18.3     $ 15.9     $ 15.3     $  8.3     $  8.6     $ 10.1     $  4.3     $  4.7     $  4.7
                                     ======     ======     ======     ======     ======     ======     ======     ======     ======

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates for fiscal 2002 would have had the following effects:


                                    ONE-PERCENTAGE-POINT    ONE-PERCENTAGE-POINT
(IN MILLIONS)                             INCREASE                DECREASE
                                    --------------------    --------------------
Effect on total service
  and interest costs                        $0.6                   ($0.5)
                                            ----                   -----
Effect on postretirement
  benefit obligations                       $4.8                   ($4.6)
                                            ----                   -----


The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company's pension plans at June 30 are as follows:

                                                               PENSION PLANS
                                       -------------------------------------------------------------
                                       RETIREMENT GROWTH
                                            ACCOUNT             RESTORATION          INTERNATIONAL
                                       -----------------     -----------------     -----------------
(IN MILLIONS)                           2002       2001       2002       2001       2002       2001
                                       ------     ------     ------     ------     ------     ------
Projected Benefit Obligation .......   $244.7     $216.6     $ 65.6     $ 63.8     $154.7     $131.5
Accumulated Benefit Obligation .....    191.5      165.1       47.3       46.0      127.9      107.8
Fair Value of Plan Assets ..........    201.8      179.7         --         --      116.3      104.6

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

International pension plans with accumulated benefit obligations in excess of the plans' assets had aggregate projected benefit obligations of $113.3 million and $92.9 million, aggregate accumulated benefit obligations of $97.2 million and $79.0 million and aggregate fair value of plan assets of $66.3 million and $58.0 million at June 30, 2002 and 2001, respectively.

401(K) SAVINGS PLAN (U.S.)

The Company's 401(k) Savings Plan ("Savings Plan") is a contributory defined contribution plan covering substantially all regular U.S. employees who have completed the hours and service requirements, as defined by the plan document. Effective January 1, 2002, regular full-time employees are eligible to participate in the Plan on the first day of the second month following their date of hire. The Savings Plan is subject to the applicable provisions of ERISA. The Company matches a portion of the participant's contributions after one year of service under a predetermined formula based on the participant's contribution level and years of service. The Company's contributions were approximately $6.7 million for the fiscal years ended June 30, 2002 and 2001, and $5.8 million in fiscal 2000. Shares of the Company's Class A Common Stock are not an investment option in the Savings Plan and the Company does not use such shares to match participants' contributions.

DEFERRED COMPENSATION

The Company accrues for deferred compensation and interest thereon and for the increase in the value of share units pursuant to agreements with certain key executives and outside directors. The amounts included in the accompanying consolidated balance sheets under these plans were $95.7 million and $87.3 million as of June 30, 2002 and 2001, respectively. The expense for fiscal 2002, 2001 and 2000 was $11.6 million, $11.6 million and $12.3 million, respectively.

NOTE 11 -- POSTEMPLOYMENT BENEFITS OTHER THAN TO RETIREES

The Company provides certain postemployment benefits to eligible former or inactive employees and their dependents during the period subsequent to employment but prior to retirement. These benefits include health care coverage and severance benefits. Generally, the cost of providing these benefits is accrued and any incremental benefits were not material to the Company's consolidated financial results.

NOTE 12 -- $6.50 CUMULATIVE REDEEMABLE PREFERRED STOCK, AT REDEMPTION VALUE

As of June 30, 2002, the Company's authorized capital stock included 23.6 million shares of preferred stock, par value $.01 per share, of which 3.6 million shares are outstanding and designated as $6.50 Cumulative Redeemable Preferred Stock. The outstanding preferred stock was issued in June 1995 in exchange for nonvoting common stock of the Company owned by The Estee Lauder 1994 Trust.

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

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 -- COMMON STOCK

As of June 30, 2002, the Company's authorized common stock consists of 650 million shares of Class A Common Stock, par value $.01 per share, and 240 million shares of Class B Common Stock, par value $.01 per share. Class B Common Stock is convertible into Class A Common Stock, in whole or in part, at any time and from time to time at the option of the holder, on the basis of one share of Class A Common Stock for each share of Class B Common Stock converted. Holders of the Company's Class A Common Stock are entitled to one vote per share and holders of the Company's Class B Common Stock are entitled to ten votes per share.

Information about the Company's common stock outstanding is as follows:

                                                   CLASS A        CLASS B
                                                  ---------      ---------
                                                    (SHARES IN THOUSANDS)

     BALANCE AT JUNE 30, 1999 ...............     123,481.2      113,679.3
     Acquisition of treasury stock ..........        (589.5)            --
     Share grants ...........................           2.9             --
     Share units converted ..................         100.0             --
     Stock option programs ..................       1,187.1             --
                                                  ---------      ---------
     BALANCE AT JUNE 30, 2000 ...............     124,181.7      113,679.3
     Acquisition of treasury stock ..........          (0.9)            --
     Conversion of Class B to Class A .......         189.0         (189.0)
     Stock option programs ..................         806.2             --
                                                  ---------      ---------
     BALANCE AT JUNE 30, 2001 ...............     125,176.0      113,490.3
     Acquisition of treasury stock ..........      (1,500.0)            --
     Conversion of Class B to Class A .......       5,077.8       (5,077.8)
     Stock option programs ..................         436.3             --
                                                  ---------      ---------
     BALANCE AT JUNE 30, 2002 ...............     129,190.1      108,412.5
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

NOTE 14 -- STOCK PROGRAMS

The Company has established the fiscal 2002 Share Incentive Plan, the Fiscal 1999 Share Incentive Plan, the Fiscal 1996 Share Incentive Plan and the Non-Employee Director Share Incentive Plan (collectively, the "Plans") and, additionally, has made available stock options and share units that were, or will be, granted pursuant to these Plans and certain employment agreements. These stock-based compensation programs are described below.

Total net compensation income attributable to the granting of share units and the related decrease in value of existing share units was $0.2 million in fiscal 2002. Total net compensation expense attributable to the granting of share units and the increase in value of existing share units was $0.7 million and $1.6 million in fiscal 2001 and 2000, respectively.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SHARE INCENTIVE PLANS

The Plans provide for the issuance of 30,750,000 shares to be awarded in the form of stock options, stock appreciation rights and other stock awards to key employees and stock options, stock awards and stock units to non-employee directors of the Company. As of June 30, 2002, 12,311,500 shares of Class A Common Stock were reserved and were available to be granted pursuant to the Plans. The exercise period for all stock options generally may not exceed ten years from the date of grant. Pursuant to the Plans, stock option awards in respect of 2,175,300, 2,709,500 and 6,252,300 shares were granted in fiscal 2002, 2001 and 2000, respectively, and share units in respect of 50,000 and 43,100 shares were granted in fiscal 2002 and 2001, respectively. During fiscal 2002, 40,700 share units were cancelled without the issuance of any shares, but the value of such units was transferred to a deferred compensation account. Generally, the stock option awards become exercisable at various times through January 2006, while the share units will be paid out in shares of Class A Common Stock at a time to be determined by the Company.

In addition to awards made by the Company, certain outstanding stock options were assumed as part of the October 1997 acquisition of Sassaby. Of the 221,200 originally issued options to acquire shares of the Company's Class A Common Stock, 15,104 were outstanding as of June 30, 2002, all of which were exercisable and will expire through May 2007.

EXECUTIVE EMPLOYMENT AGREEMENTS

The executive employment agreements provide for the issuance of 11,400,000 shares to be awarded in the form of stock options and other stock awards to certain key executives. The Company has reserved 663,000 shares of its Class A Common Stock pursuant to such agreements as of June 30, 2002. In accordance with such employment agreements, stock option awards in respect of 1,650,000 shares were granted in fiscal 2000, and approximately 900 share units were granted in fiscal 2002 and 2001, and 33,700 share units were granted in fiscal 2000. The reserve is solely for dividend equivalents on units granted pursuant to one of the agreements. Most of the stock options granted pursuant to the agreements are exercisable and expire at various times from November 2005 through July 2009. The share units will be paid out in shares of Class A Common Stock at a time to be determined by the Company, but no later than 90 days subsequent to the termination of employment of the executive.

A summary of the Company's stock option programs as of June 30, 2002, 2001 and 2000, and changes during the years then ended, is presented below:

                                                  2002                           2001                         2000
                                         ---------------------------    ------------------------    -------------------------
                                                        WEIGHTED-                    WEIGHTED-                   WEIGHTED-
                                                         AVERAGE                      AVERAGE                     AVERAGE
                                                        EXERCISE                      EXERCISE                    EXERCISE
(SHARES IN THOUSANDS)                      SHARES         PRICE           SHARES       PRICE          SHARES       PRICE
---------------------------------------- ------------ --------------    ----------- ------------    ----------- -------------
Outstanding at beginning of year.......    23,393.2       $34.55          21,914.1     $33.14         15,439.1       $22.80
   Granted at fair value...............     2,175.3        39.07           2,709.5      42.80          7,902.2        50.88
   Exercised...........................      (435.4)       17.85            (806.0)     16.50         (1,188.5)       15.28
   Cancelled or Expired................      (289.6)       46.38            (424.4)     48.19           (238.7)       41.06
                                          ---------                      ---------                   ---------
Outstanding at end of year.............    24,843.5        35.10          23,393.2      34.55         21,914.1        33.14
                                          =========                      =========                   =========

Options exercisable at year-end........    13,149.5        27.59           8,497.6      21.69          4,252.4        18.86
                                          =========                      =========                   =========
Weighted-average fair value of
   options granted during the year.....   $   16.02                       $  17.01                   $   20.14
                                          =========                       ========                   =========


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

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Had compensation cost for these programs been determined based upon the fair value at the grant dates consistent with SFAS No. 123, the Company's pro forma net earnings and net earnings per common share would have been as follows:

                                                                                  YEAR ENDED JUNE 30
                                                                       -----------------------------------------
                                                                         2002(i)       2001(ii)      2000(ii)
                                                                       -----------    ----------    -----------
                                                                          (IN MILLIONS, EXCEPT PER SHARE DATA)
Net earnings.....................................    As reported         $191.9         $305.2        $314.1
                                                       Pro forma          189.2          280.8         216.5

Net earnings per common share - Basic............    As reported         $  .71         $ 1.18        $ 1.22
                                                       Pro forma            .70           1.08           .81

Net earnings per common share - Diluted..........    As reported         $  .70         $ 1.16        $ 1.20
                                                       Pro forma            .68           1.06           .79

(i) Beginning in fiscal 2002, the pro forma charge for compensation cost related to stock options granted will be recognized over the service period. The service period represents the period of time between the date of grant and the date each option becomes exercisable without consideration of acceleration provisions (E.G. retirement, change of control, ETC.).

(ii) In fiscal 2001 and 2000, the Company determined the pro forma charge for compensation cost assuming all options were immediately vested upon the date of grant.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                    YEAR ENDED JUNE 30
                                          --------------------------------------
                                            2002            2001           2000
                                          -------         -------        -------
Expected volatility....................     31%             31%             30%
Average expected option life...........   7 years         7 years        7 years
Average risk-free interest rate........    4.9%            5.9%            6.1%
Dividend yield.........................    .50%            .50%            .50%

Summarized information about the Company's stock options outstanding and exercisable at June 30, 2002 is as follows:

                                                       OUTSTANDING                               EXERCISABLE
                                          -------------------------------------         ----------------------------
EXERCISE                                                 AVERAGE       AVERAGE                              AVERAGE
PRICE RANGE                               OPTIONS(a)     LIFE(b)       PRICE(c)         OPTIONS(a)          PRICE(c)
-------------------------------------------------------------------------------         ----------------------------
$2.065   to  $3.10                            15.1         5.3          $ 3.08               15.1           $ 3.08
$13.00   to  $20.813                       3,531.6         3.4           13.06            3,531.6            13.06
$21.313  to  $30.52                        5,960.0         4.8           23.67            5,053.1            23.18
$31.875  to  $47.625                       8,788.6         7.6           39.33            2,660.1            37.63
$48.125  to  $53.50                        6,548.2         7.1           51.81            1,889.6            52.58
                                          --------                                       --------
$2.065   to  $53.50                       24,843.5                       35.10           13,149.5            27.59
                                          ========                                       ========

----------
(a)  Shares in thousands.
(b)  Weighted average contractual life remaining in years.
(c)  Weighted average exercise price.

Subsequent to June 30, 2002, the Company granted options under the terms of the Plans described above to purchase an additional 6,410,700 of the Company's Class A Common Stock with an exercise price equal to fair market value on the date of grant. In addition, subsequent to June 30, 2002 the Company granted approximately 55,100 share units to a key executive pursuant to the terms of the Fiscal 2002 Share Incentive Plan.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 -- COMMITMENTS AND CONTINGENCIES

Total rental expense included in the accompanying consolidated statements of earnings was $142.8 million in fiscal 2002, $120.9 million in fiscal 2001 and $100.7 million in fiscal 2000. At June 30, 2002, the future minimum rental commitments under long-term operating leases are as follows:

      YEAR ENDING JUNE 30                          (IN MILLIONS)
      -------------------

      2003........................................   $   98.7
      2004........................................       91.6
      2005........................................       79.3
      2006........................................       53.6
      2007........................................       46.9
      Thereafter..................................      173.4
                                                     --------
                                                     $  543.5
                                                     ========

In August 2000, an affiliate of Revlon, Inc. sued the Company and its subsidiaries in the U.S. District Court, Southern District of New York, for alleged patent infringement and related claims. Revlon alleges that five Estee Lauder products, two Origins foundations, a La Mer concealer and a jane foundation infringe its patent. Revlon is seeking, among other things, treble damages, punitive damages, equitable relief and attorneys' fees. The Company filed counterclaims, which, among other things, challenge the validity of the patent. Mediation directed by the Court took place in August 2001 and in January 2002, but did not result in resolution of the litigation. In January 2002, the Court indefinitely postponed the trial date (then set for February 2002) and established a schedule for pretrial motions. Both parties have filed summary judgment motions, and the Court is expected to schedule oral argument on the motions. The Company intends to defend the lawsuit vigorously. Although the final outcome cannot be predicted with certainty, based on legal analysis and the discovery proceedings in the litigation, management believes that the case will not have a material adverse effect on the Company's consolidated financial condition.

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

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is involved in various routine legal proceedings incident to the ordinary course of its business. In management's opinion, the outcome of pending legal proceedings, separately and in the aggregate, will not have a material adverse effect on the Company's business or consolidated financial results.

NOTE 16 -- NET UNREALIZED INVESTMENT GAINS

Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", available-for-sale securities are recorded at market value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a component of stockholders' equity until realized. The Company's investments subject to the provisions of SFAS No. 115 are treated as available-for-sale and, accordingly, the applicable investments have been adjusted to market value with a corresponding adjustment, net of tax, to net unrealized investment gains in accumulated other comprehensive income. Included in accumulated other comprehensive income was an unrealized investment loss (net of deferred taxes) of $0.1 million at June 30, 2002 and an unrealized investment gain (net of deferred taxes) of $2.9 million at June 30, 2001.

NOTE 17 -- STATEMENT OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTIONS

As a result of stock option exercises, the Company recorded tax benefits of $2.9 million, $7.2 million and $13.4 million during fiscal 2002, 2001 and 2000, respectively, which are included in additional paid-in capital in the accompanying consolidated financial statements.

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

While the Company's results of operations are also reviewed on a consolidated basis, the Chief Executive reviews data segmented on a basis that facilitates comparison to industry statistics. Accordingly, net sales, depreciation and amortization, and operating income are available with respect to the manufacture and distribution of skin care, makeup, fragrance, hair care and other products. These product categories meet the Financial Accounting Standards Board's definition of operating segments and therefore, additional financial data are provided below. The "other" segment includes the sales and related results of ancillary products and services that do not fit the definition of skin care, makeup, fragrance and hair care.

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

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                       YEAR ENDED JUNE 30
                                               --------------------------------
                                                 2002        2001        2000
                                               --------    --------    --------
                                                         (IN MILLIONS)
SEGMENT DATA
NET SALES:
  Skin Care ................................   $1,703.3    $1,660.7    $1,577.0
  Makeup ...................................    1,790.5     1,721.6     1,603.5
  Fragrance ................................    1,017.3     1,085.1     1,117.2
  Hair Care ................................      215.8       180.7       113.9
  Other ....................................       23.0        27.6        28.7
                                               --------    --------    --------
                                                4,749.9     4,675.7     4,440.3
  Restructuring ............................       (6.2)       (8.0)         --
                                               --------    --------    --------
                                               $4,743.7    $4,667.7    $4,440.3
                                               ========    ========    ========

DEPRECIATION AND AMORTIZATION:
  Skin Care ................................   $   58.3    $   48.6    $   39.4
  Makeup ...................................       60.0        64.1        52.7
  Fragrance ................................       36.0        32.6        28.8
  Hair Care ................................        6.5         9.6         6.9
  Other ....................................        1.2         1.4         1.3
                                               --------    --------    --------
                                               $  162.0    $  156.3    $  129.1
                                               ========    ========    ========

OPERATING INCOME:
  Skin Care ................................   $  248.4    $  266.9    $  240.5
  Makeup ...................................      183.2       212.5       181.8
  Fragrance ................................       13.4        63.6        80.6
  Hair Care ................................       13.7        13.1        12.4
  Other ....................................        0.1         2.5         0.5
                                               --------    --------    --------
                                                  458.8       558.6       515.8
  Reconciliation:
  Restructuring and other
    non-recurring expenses .................     (117.4)      (63.0)         --
  Interest expense, net ....................       (9.8)      (12.3)      (17.1)
                                               --------    --------    --------
  Earnings before Income Taxes, Minority
    Interest and Accounting Change .........   $  331.6    $  483.3    $  498.7
                                               ========    ========    ========

GEOGRAPHIC DATA
NET SALES:
  The Americas .............................   $2,878.2    $2,857.8    $2,714.0
  Europe, the Middle East & Africa .........    1,261.1     1,221.8     1,142.2
  Asia/Pacific .............................      610.6       596.1       584.1
                                               --------    --------    --------
                                                4,749.9     4,675.7     4,440.3
  Restructuring ............................       (6.2)       (8.0)         --
                                               --------    --------    --------
                                               $4,743.7    $4,667.7    $4,440.3
                                               ========    ========    ========

OPERATING INCOME:
  The Americas .............................   $  222.9    $  299.9    $  287.9
  Europe, the Middle East & Africa .........      179.9       201.8       168.9
  Asia/Pacific .............................       56.0        56.9        59.0
                                               --------    --------    --------
                                                  458.8       558.6       515.8
  Restructuring and other
    non-recurring expenses .................     (117.4)      (63.0)         --
                                               --------    --------    --------
                                               $  341.4    $  495.6    $  515.8
                                               ========    ========    ========

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   JUNE 30
                                                      ----------------------------------
                                                        2002         2001         2000
                                                      --------     --------     --------
                                                                (IN MILLIONS)
TOTAL ASSETS:
  The Americas .....................................  $2,467.1     $2,379.9     $2,187.8
  Europe, the Middle East & Africa .................     703.3        610.3        606.8
  Asia/Pacific .....................................     246.1        228.6        248.7
                                                      --------     --------     --------
                                                      $3,416.5     $3,218.8     $3,043.3
                                                      ========     ========     ========

LONG-LIVED ASSETS (property, plant and equipment):
  The Americas .....................................  $  458.4     $  445.2     $  393.6
  Europe, the Middle East & Africa .................      99.6         70.5         72.6
  Asia/Pacific .....................................      22.7         13.0         14.1
                                                      --------     --------     --------
                                                      $  580.7     $  528.7     $  480.3
                                                      ========     ========     ========

NOTE 19 -- UNAUDITED QUARTERLY FINANCIAL DATA

The following summarizes the unaudited quarterly operating results of the Company for the years ended June 30, 2002 and 2001:

                                                                QUARTER ENDED
                                      --------------------------------------------------------------
                                      SEPTEMBER 30      DECEMBER 31         MARCH 31         JUNE 30        TOTAL YEAR
                                      ------------      -----------        --------          -------        ----------
                                                          (IN MILLIONS, EXCEPT PER SHARE DATA)
FISCAL 2002
Net sales......................          $1,194.8         $1,298.2          $1,121.7        $1,129.0         $ 4,743.7
Gross profit...................             849.5            954.9             803.4           862.5           3,470.3
Operating income (loss)........             152.9            143.5              81.1           (36.1)            341.4
Net earnings (loss)............              97.1(a)          90.1              50.7           (25.4)            212.5(a)
Basic EPS......................               .30(a)           .35               .19            (.13)              .71(a)
Diluted EPS....................               .30(a)           .35               .19            (.13)              .70(a)

FISCAL 2001
Net sales......................          $1,185.0         $1,332.0          $1,103.5        $1,047.2         $ 4,667.7
Gross profit...................             835.4            993.0             805.8           807.1           3,441.3
Operating income...............             153.3            203.5             105.3            33.5             495.6
Net earnings...................              92.4(b)         127.3              65.1            20.4             305.2(b)
Basic EPS......................               .36(b)           .51               .25             .06              1.18(b)
Diluted EPS....................               .36(b)           .50               .24             .06              1.16(b)

(a) Net earnings for the Quarter ended September 30, 2001 include a one-time charge of $20.6 million or $.08 per common share, attributable to the cumulative effect of adopting SFAS No. 142, "Goodwill and Other Intangible Assets".

(b) Net earnings for the Quarter ended September 30, 2000 include a one-time charge of $2.2 million, after tax, or $.01 per common share, attributable to the cumulative effect of adopting SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

NOTE 20 -- UNAUDITED SUBSEQUENT EVENT

Pursuant to the Company's authorized share repurchase program, subsequent to June 30, 2002, the Company purchased an additional 4.4 million shares of Class A Common Stock for $138.1 million bringing the cumulative total of acquired shares to 7.0 million under this program.

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE
                    ----------------------------------------


The Board of Directors and Stockholders
The Estee Lauder Companies Inc.:



Under date of August 9, 2002, we reported on the consolidated balance sheet of The Estee Lauder Companies Inc. and subsidiaries as of June 30, 2002, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for the year then ended, which are included in this filing on Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule (Schedule II - Valuation and Qualifying Accounts) in this filing on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.



In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                  /s/ KPMG LLP

New York, New York
August 9, 2002

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To The Estee Lauder Companies Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements of The Estee Lauder Companies Inc. and subsidiaries included in this Annual Report on Form 10-K and have issued our report thereon dated August 10, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. This schedule (Schedule II - Valuation and Qualifying Accounts) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



New York, New York                         Arthur Andersen LLP
August 10, 2001



This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with our filing on Form 10-K for the fiscal year ended June 30, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.2 for further discussion.

                         THE ESTEE LAUDER COMPANIES INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                         THREE YEARS ENDED JUNE 30, 2002
                                  (IN MILLIONS)

-------------------------------------------------------------------------------------------------------------------------------
                  COL. A                        COL. B                COL. C                     COL. D           COL. E
-------------------------------------------------------------------------------------------------------------------------------

                                                                    ADDITIONS
                                                            ---------------------------

                                                                (1)             (2)
                                             BALANCE        CHARGED TO       CHARGED TO                        BALANCE
                                          AT BEGINNING       COSTS AND          OTHER                         AT END OF
              DESCRIPTION                   OF PERIOD        EXPENSES         ACCOUNTS       DEDUCTIONS        PERIOD
---------------------------------------- --------------   --------------   --------------  --------------   -------------
Reserves deducted in the balance sheet
  from the assets to which they apply:

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

  Year ended June 30, 2002                   $  26.8          $ 28.6             ---           $ 24.8(a)        $  30.6
                                             =======          ======                           ======           =======

  Year ended June 30, 2001                   $  31.7          $ 20.7             ---           $ 25.6(a)        $  26.8
                                             =======          ======                           ======           =======

  Year ended June 30, 2000                   $  36.0          $ 31.0             ---           $ 35.3(a)        $  31.7
                                             =======          ======                           ======           =======

ACCRUED RESTRUCTURING AND OTHER NON-RECURRING CHARGES:

  Year ended June 30, 2002 (b)               $  35.2          $ 62.3             ---           $ 36.3           $  61.2
                                             =======          =======                          ======           =======

  Year ended June 30, 2001 (b)               $  ---           $ 35.9             ---           $  0.7           $  35.2
                                             =======          ======                           ======           =======

----------
(a) Includes amounts written-off, net of recoveries.
(b) Included in other accrued liabilities.

                         THE ESTEE LAUDER COMPANIES INC.
                                INDEX TO EXHIBITS

  EXHIBIT
   NUMBER                          DESCRIPTION
     3.1 Form of Restated Certificate of Incorporation (filed as Exhibit 3.1 to Amendment No. 3 to our Registration Statement on Form S-1 (No. 33-97180) on November 13, 1995 (the "S-1")).*

     3.2 Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999).*

     3.3 Amended and Restated By-laws (filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999).*

     4.1 Indenture, dated as of November 5, 1999, between the Company and State Street Bank and Trust Company, N.A. (filed as Exhibit 4 to Amendment No. 1 to our Registration Statement on Form S-3 (No. 333-85947) on November 5, 1999).*

     4.2 Officers' Certificate, dated January 10, 2002, defining certain terms of the 6% Senior Notes due 2012 (filed as Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2001(the "FY 2002 Q2 10-Q")).*

     4.3 Global Note for the 6% Senior Notes due 2012 (filed as Exhibit 4.3 to the FY 2002 Q2 10-Q).*

    10.1     Form of Stockholders' Agreement (filed as Exhibit 10.1 to the
             S-1).*

    10.1a Amendment No. 1 to Stockholders' Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).*

    10.1b Amendment No. 2 to Stockholders' Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 (the "FY 1997 Q2 10-Q")).*

    10.1c Amendment No. 3 to Stockholders' Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (the "FY 1997 Q3 10-Q")).*

    10.1d Amendment No. 4 to Stockholders' Agreement (filed as Exhibit 10.1d to our Annual Report on Form 10-K for the year ended June 30, 2000 (the "FY 2000 10-K")).*

    10.1e    Amendment No. 5 to Stockholders' Agreement.

    10.2a    First Amendment to Registration Rights Agreement (filed as Exhibit
             10.3 to our Annual Report on Form 10-K for the fiscal year ended June 30, 1996).*

    10.2b    Second Amendment to Registration Rights Agreement (filed as Exhibit
             10.1 to the FY 1997 Q3 10-Q).*

    10.2c Third Amendment to Registration Rights Agreement (filed as Exhibit 10.2c to our Annual Report on Form 10-K for the year ended
             June 30, 2001 (the "FY 2001 10-K")).*

    10.3     Fiscal 1996 Share Incentive Plan (filed as Exhibit 10.3 to the
             S-1).* +

    10.4 Fiscal 1999 Share Incentive Plan (filed as Exhibit 4(c) to our Registration Statement on Form S-8 (No. 333-66851) on November 5,
             1998).* +

    10.5     The Estee Lauder Inc. Retirement Growth Account Plan. +

    10.6 The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.6 to the FY 1999 10-K).* +

    10.7 Executive Annual Incentive Plan (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31,
             1998).* +

    10.8 Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to the FY 2001 10-K).* +

    10.8a    Amendment to Employment Agreement with Leonard A. Lauder. +

    10.9 Employment Agreement with Ronald S. Lauder (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).* +

    10.9a    Amendment to Employment Agreement with Ronald S. Lauder. +

    10.10    Employment Agreement with Fred H. Langhammer (filed as
             Exhibit 10.10 to the FY 2000 10-K).* +

    10.10a   Amendment to Employment Agreement with Fred H. Langhammer (filed as
             Exhibit 10.10a to the FY 2001 10-K).* +

    10.10b   Amendment to Employment Agreement with Fred H. Langhammer. +

    10.11 Employment Agreement with Daniel J. Brestle (filed as Exhibit 10.11 to the FY 2001 10-K).* +

    10.11a   Amendment to Employment Agreement with Daniel J. Brestle. +

                         THE ESTEE LAUDER COMPANIES INC.
                                INDEX TO EXHIBITS

    10.12 Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to Amendment No. 2 to our Registration Statement on Form S-3 (No. 333-77977) on May 19, 1999).* +

    10.12a   Amendment to Employment Agreement with William P. Lauder. +

    10.13    Employment Agreement with Patrick Bousquet-Chavanne (filed as
             Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).* +

    10.13a   Amendment to Employment Agreement with Patrick Bousquet-Chavanne. +

    10.14 Form of Deferred Compensation Agreement (interest-based) with Outside Directors (filed as Exhibit 10.14 to the FY 2001 10-K).* +

    10.15 Form of Deferred Compensation Agreement (stock-based) with Outside Directors (filed as Exhibit 10.15 to the FY 2001 10-K).* +

    10.16 Non-Employee Director Share Incentive Plan (filed as Exhibit 4(d) to our Registration Statement on Form S-8 (No. 333-49606) filed on November 9, 2000).* +

    10.17 Fiscal 2002 Share Incentive Plan (filed as Exhibit 4(d) to our Registration Statement on Form S-8 (No. 333-72684) on November 1,
             2001).* +

    21.1     List of significant subsidiaries.

    23.1     Consent of KPMG LLP.

    23.2     Notice regarding consent of Arthur Andersen LLP.

    24.1     Power of Attorney.

----------
* Incorporated herein by reference.
+ Exhibit is a management contract or compensatory plan or arrangement.