Form 10-Q
period 2002-09-30
ESTEE LAUDER COMPANIES INC
filed 2002-10-30
CIK 1001250

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004
                           ---------------------------

                                    FORM 10-Q


(Mark One)
[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                For the quarterly period ended September 30, 2002

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No[ ]


At October 24, 2002, 124,837,464 shares of the registrant's Class A Common Stock, $.01 par value, and 108,412,533 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding.

                         THE ESTEE LAUDER COMPANIES INC.

                                      Index

Part I. Financial Information                                              Page
                                                                           ----

     Consolidated Statements of Earnings --
        Three Months Ended September 30, 2002 and 2001.....................  2

     Management's Discussion and Analysis of
        Financial Condition and Results of Operations......................  3

     Consolidated Balance Sheets --
        September 30, 2002 and June 30, 2002............................... 11

     Consolidated Statements of Cash Flows --
        Three Months Ended September 30, 2002 and 2001..................... 12

     Notes to Consolidated Financial Statements............................ 13

     Controls and Procedures............................................... 18

Part II. Other Information................................................. 19

                         THE ESTEE LAUDER COMPANIES INC.

                          PART I. FINANCIAL INFORMATION

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                           September 30
                                                                                        ------------------
                                                                                       2002            2001
                                                                                       ----            ----

                                                                               (In millions, except per share data)

Net Sales.................................................................            $1,242.5        $1,194.8
Cost of sales.............................................................               357.1           345.3
                                                                                      --------        --------

Gross Profit..............................................................               885.4           849.5
                                                                                      --------        --------

Operating expenses:
   Selling, general and administrative....................................               766.4           692.6
   Related party royalties................................................                 4.6             4.0
                                                                                      --------        --------
                                                                                         771.0           696.6
                                                                                      --------        --------

Operating Income..........................................................               114.4           152.9

Interest expense, net.....................................................                 2.9             3.8
                                                                                      --------        --------
Earnings before Income Taxes, Minority Interest
 and Accounting Change....................................................               111.5           149.1

Provision for income taxes................................................                37.4            51.4
Minority interest, net of tax.............................................                (0.7)           (0.6)
                                                                                      --------        --------
Net Earnings before Accounting Change.....................................                73.4            97.1

Cumulative effect of a change in accounting principle.....................                 -             (20.6)
                                                                                      --------        --------
Net Earnings .............................................................                73.4            76.5

Preferred stock dividends.................................................                 5.9             5.9
                                                                                      --------        --------
Net Earnings Attributable to Common Stock.................................            $   67.5        $   70.6
                                                                                      ========        ========

Basic net earnings per common share:
     Net earnings attributable to common stock before accounting change...            $    .29        $    .38
     Cumulative effect of a change in accounting principle................                 -              (.08)
                                                                                      --------        --------
     Net earnings attributable to common stock............................            $    .29        $    .30
                                                                                      ========        ========

Diluted net earnings per common share:
     Net earnings attributable to common stock before accounting change...            $    .28        $    .38
     Cumulative effect of a change in accounting principle................                 -              (.08)
                                                                                      --------        --------
     Net earnings attributable to common stock............................            $    .28        $    .30
                                                                                      ========        ========

Weighted average common shares outstanding:
     Basic................................................................               235.2           238.9
     Diluted..............................................................               237.4           242.3

Cash dividends declared per common share..................................            $    -          $    .05

                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results Of Operations
---------------------

We manufacture, market and sell skin care, makeup, fragrance and hair care products which are distributed in over 130 countries and territories. The following is a comparative summary of operating results for the three months ended September 30, 2002 and 2001, and reflects the basis of presentation described in Note 1 to the Notes to Consolidated Financial Statements for all periods presented. Sales of products and services that do not meet our definition of skin care, makeup, fragrance or hair care have been included in the "other" category.

                                                                                         Three Months Ended
                                                                                            September 30
                                                                                        -------------------
                                                                                        2002           2001
                                                                                        ----           ----
                                                                                           (In millions)
Net Sales (a)
   By Region:
      The Americas...............................................                    $   787.7       $   770.3
      Europe, the Middle East & Africa...........................                        304.5           273.8
      Asia/Pacific...............................................                        150.3           150.7
                                                                                     ---------       ---------
                                                                                     $ 1,242.5       $ 1,194.8
                                                                                     =========       =========
   By Product Category:
      Skin Care..................................................                    $   421.7       $   396.1
      Makeup.....................................................                        468.0           449.9
      Fragrance..................................................                        296.5           293.4
      Hair Care..................................................                         50.4            50.0
      Other......................................................                          5.9             5.4
                                                                                     ---------       ---------
                                                                                     $ 1,242.5       $ 1,194.8
                                                                                     =========       =========
Operating Income
   By Region:
      The Americas...............................................                    $    65.1       $   103.8
      Europe, the Middle East & Africa...........................                         44.6            38.8
      Asia/Pacific...............................................                          4.7            10.3
                                                                                     ---------       ---------
                                                                                     $   114.4       $   152.9
                                                                                     =========       =========
   By Product Category:
      Skin Care..................................................                    $    46.0       $    66.6
      Makeup.....................................................                         37.7            54.1
      Fragrance..................................................                         28.7            31.0
      Hair Care..................................................                          3.8             1.7
      Other......................................................                         (1.8)           (0.5)
                                                                                     ---------       ---------
                                                                                     $   114.4       $   152.9
                                                                                     =========       =========

(a) Effective January 1, 2002, we adopted Emerging Issues Task Force ("EITF") Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer". Upon adoption of this Issue, we reclassified revenues generated from our purchase with purchase activities as sales, which were previously reported net as operating expenses. Operating income has remained unchanged by this adoption. For purposes of comparability, these reclassifications have been reflected retroactively for all periods presented.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table presents certain consolidated earnings data as a percentage of net sales:

                                                                                         Three Months Ended
                                                                                            September 30
                                                                                       ----------------------
                                                                                       2002              2001
                                                                                       ----              ----

Net sales........................................................                     100.0%             100.0%
Cost of sales....................................................                      28.7               28.9
                                                                                      -----              -----
Gross profit.....................................................                      71.3               71.1
                                                                                      -----              -----
Operating expenses:
   Selling, general and administrative...........................                      61.7               58.0
   Related party royalties.......................................                       0.4                0.3
                                                                                      -----              -----
                                                                                       62.1               58.3
                                                                                      -----              -----
Operating income.................................................                       9.2               12.8
Interest expense, net............................................                       0.2                0.3
                                                                                      -----              -----
Earnings before income taxes, minority interest and accounting
 change..........................................................                       9.0               12.5
Provision for income taxes.......................................                       3.0                4.3
Minority interest, net of tax....................................                      (0.1)              (0.1)
                                                                                      -----              -----

Net earnings before accounting change............................                       5.9                8.1
Cumulative effect of a change in accounting principle............                       -                 (1.7)
                                                                                      -----              -----
Net earnings.....................................................                       5.9%               6.4%
                                                                                      =====              =====


First Quarter Fiscal 2003 as Compared with First Quarter Fiscal 2002

Net Sales

Net sales increased 4% or $47.7 million to $1,242.5 million reflecting growth in all product categories. Skin care sales, fueled by new product launches in our core brands, coupled with higher makeup sales driven largely by our makeup artist brands, contributed to the increase in net sales. Geographically, the United Kingdom helped contribute to double-digit growth in Europe, the Middle East & Africa, while net sales in Asia/Pacific declined modestly. Excluding the impact of foreign currency translation, net sales increased 2%.

Product Categories

Skin Care
Net sales of skin care products increased 6% or $25.6 million to $421.7 million. This increase in net sales was primarily attributable to newly launched products such as Advanced Stop Signs, Resilience Lift OverNight Face and Throat Creme and Make a Difference Skin Rejuvenator Treatment. Additionally, the increase was supported by strong sales of Advanced Night Repair Eye Recovery Complex, Moisture Surge Extra and Moisture Surge Eye Gel, Re-Nutriv Ultimate Lifting Creme and products in Clinique's 3-Step Skin Care System. Partially offsetting these increases were lower net sales of certain existing products such as Stop Signs, Turnaround Cream and Idealist Skin Refinisher, as well as of LightSource Transforming Moisture Lotion and Cream, which was launched in the first quarter last year. Excluding the impact of foreign currency translation, net sales increased 4%.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Makeup
Makeup net sales increased 4% or $18.1 million to $468.0 million. In addition to strong sales of our makeup artist lines, the increase in net sales reflected the current period launch of So Ingenious Multi-Dimension Liquid Foundation and Loose Powder, Dewy Smooth Anti-Aging Makeup and Rich Texture Blush. Recently launched products such as Illusionist Mascara and Moisture Sheer Lipstick, as well as new and existing products in the Pure Color line, also contributed to increased net sales. Offsetting these increases were lower net sales of certain existing products such as Gentle Light Makeup and Powder, Sumptuous Lipstick and High Impact Eye Shadow Duos. Excluding the impact of foreign currency translation, makeup net sales increased 3%.

Fragrance
Net sales of fragrance products increased 1% or $3.1 million to $296.5 million. The increase in net sales was primarily attributable to current period launches of T girl, Estee Lauder pleasures intense and Donna Karan Black Cashmere and the recent launch of Intuition for Men. These net sales increases were substantially offset by lower net sales of tommy, Estee Lauder pleasures, T for Him, Beautiful and tommy girl, as well as Intuition, which was launched in the United States during the prior-year period. Excluding the impact of foreign currency translation, fragrance net sales declined 1%. Fragrance results reflected the overall softness of the fragrance business.

Hair Care
Hair care net sales increased 1% to $50.4 million. This increase was primarily the result of sales growth from Bumble and bumble and Aveda products. Products from both brands are now available in more salons and there are more Company-owned Aveda Environmental Lifestyle Stores than in the prior-year period. Partially offsetting these increases were lower sales from Clinique's Simple Hair Care System, which rolled out internationally in the comparable prior-year period, as well as the prior year launch of our Aveda affiliate business in Korea.

The introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

Geographic Regions
Net sales in the Americas increased 2% or $17.4 million to $787.7 million, as the retail environment remains difficult. This increase was driven by sales in the skin care, makeup and hair care categories and the success of new and recently launched products. In Europe, the Middle East & Africa, net sales increased 11% or $30.7 million to $304.5 million. This increase was primarily the result of higher net sales in the United Kingdom, Spain, Italy and Switzerland. Travel retail sales continue to recover from the levels experienced after September 11, 2001, but they increased only slightly. However, our travel retail business could be impacted again by unforeseen world events. Excluding the impact of foreign currency translation, net sales in Europe, the Middle East & Africa increased 5%. Net sales in Asia/Pacific decreased slightly to $150.3 million. This decrease reflected higher net sales in Korea, Japan and Thailand, offset by lower net sales in Australia, which derived a benefit in the prior-year period from a change in our retailer arrangements. Excluding the impact of foreign currency translation, Asia/Pacific net sales decreased 4%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

Cost of Sales

Cost of sales as a percentage of total net sales improved to 28.7% from 28.9%, primarily reflecting lower costs from promotional activities (the cost of purchase with purchase and gift with purchase merchandise as a component of cost of sales resulted from the adoption of EITF Issue No. 01-9). Changes in our promotional calendar relate to variations in our launch schedule and the timing of promotions. As we have previously indicated, we anticipate greater fluctuations in the cost of sales percentage due to the inclusion of these promotional activities. Also contributing to the improved cost of sales percentage are our ongoing efforts relative to manufacturing and global sourcing initiatives. Partially offsetting these improvements was an unfavorable change in our mix of business during the current-year period, including product and distribution mix.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expenses

Operating expenses increased to 62.1% of net sales as compared with 58.3% of net sales in the prior-year period. The increase in spending primarily related to advertising and promotional activities (excluding purchase with purchase and gift with purchase activities, discussed as a component of cost of sales) to support our sales growth and build momentum into the holiday selling season, as well as to increased costs to expand and operate our retail stores. Changes in advertising and promotional spending result from the type, timing and level of advertising and promotional activities related to product launches and rollouts, as well as the markets being emphasized.

Operating Income

Operating income decreased 25% or $38.5 million to $114.4 million as compared with the prior-year period. Operating margins were 9.2% of net sales in the current period as compared with 12.8% in the prior-year period. The decrease in operating margin was primarily due to increased sales support spending on advertising and promotional activities.

Product Categories
Operating income decreased 31% or $20.6 million in skin care, 30% or $16.4 million in makeup and 7% or $2.3 million in fragrance due to increased advertising and promotional spending to promote new and recently launched products. Hair care operating income increased $2.1 million primarily due to higher sales of Bumble and bumble and Aveda products and reduced spending related to Clinique's Simple Hair Care System.


Geographic Regions
Operating income in the Americas decreased 37% or $38.7 million to $65.1 million, due to increased sales support spending on advertising and promotional activities. In Europe, the Middle East & Africa, operating income increased 15% or $5.8 million to $44.6 million primarily due to improved operating results in the United Kingdom, Spain, Italy and from the travel retailing business. In Asia/Pacific, operating income decreased 54% or $5.6 million to $4.7 million. This decrease reflects improved results in Korea, Japan, Taiwan and Thailand, which were more than offset by decreases in Australia, which derived a benefit in the prior-year period from a change in our retailer arrangements.

Interest Expense, Net

Net interest expense was $2.9 million as compared with $3.8 million in the prior-year period. The decrease in net interest expense was primarily due to higher interest income generated by higher invested cash balances and lower outstanding net borrowings. This improvement was partially offset by a higher effective interest rate, which resulted from the increased proportion of fixed rate debt as compared with variable rate debt in the same period last year.

Provision for Income Taxes

The provision for income taxes represents Federal, foreign, state and local income taxes. The effective rate for income taxes for the three months ended September 30, 2002 was 33.5% as compared with 34.5% in the prior-year period. These rates differ from statutory rates reflecting the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. The decrease in the effective income tax rate was principally attributable to ongoing tax planning initiatives.

Accounting Change

Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No 142, "Goodwill and Other Intangible Assets". In accordance with SFAS No. 142, intangible assets, including purchased goodwill, must be evaluated for impairment. Based upon initial impairment testing which was completed during the second quarter of fiscal 2002, the Company recorded a write down of goodwill in the amount of $20.6 million. This write down was reported as a cumulative effect of a change in accounting principle, as of July 1, 2001, in the accompanying consolidated statements of earnings.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
-------------------

Liquidity and Capital Resources

Our principal sources of funds historically have been cash flows from operations and borrowings under commercial paper and committed and uncommitted credit lines provided by banks in the United States and abroad. At September 30, 2002, we had cash and cash equivalents of $357.2 million compared with $546.9 million at June 30, 2002 and $157.4 million at September 30, 2001.

We have a $750.0 million commercial paper program, under which we have issued, and intend to issue, commercial paper in the United States. Our commercial paper is currently rated A-1 by Standard & Poor's and P-1 by Moody's. Our long-term credit ratings are A+ by Standard & Poor's and A1 by Moody's. At September 30, 2002, our outstanding borrowings consisted of $130.0 million of commercial paper; $248.9 million, net of $1.1 million of unamortized debt discount, of 6% Senior Notes due January 2012; a 700.0 million yen loan payable (approximately $5.8 million at current exchange rates), which is due in April 2003; and a 3.0 billion yen term loan (approximately $24.7 million at current exchange rates), which is due in March 2006. Commercial paper is classified as long-term debt on our balance sheet based upon our intent and ability to refinance maturing commercial paper on a long-term basis. It is our policy to maintain backup facilities to support our commercial paper program and its classification as long-term debt. As of September 30, 2002, we had an unused $400.0 million revolving credit facility, expiring on June 28, 2006. We also have an effective shelf registration statement covering the potential issuance of up to $150.0 million in debt securities.

Our business is seasonal in nature and, accordingly, our working capital needs vary. To meet these needs, we could issue up to an additional $620.0 million of commercial paper under our program, issue long-term debt securities or borrow under the revolving credit facility. As of September 30, 2002, we also had $23.3 million in additional credit facilities, of which $0.7 million was used.

Total debt as a percent of total capitalization was 19% at September 30, 2002 as compared with 18% at June 30, 2002.

Net cash provided by operating activities was $3.1 million during the three months ended September 30, 2002 as compared with net cash used in operating activities of $104.4 million in the prior-year period. In spite of a significantly lower inventory balance year over year, our operating cash position reflects growth in inventory, from a lower base at June 30, 2002, offset by a corresponding increase in accounts payable, in anticipation of higher sales levels associated with the upcoming holiday season. Additionally, in order to build sales momentum into the second quarter, we have increased the level of advertising and promotional spending relative to the same period last year, which resulted in a corresponding increase in accrued liabilities. Accounts receivable also contributed favorably to our cash position as we were successful in our efforts to improve domestic cash collection. Net cash used for investing activities was $35.6 million during the three months ended September 30, 2002, which primarily reflects capital expenditures. Net cash used for financing activities of $154.9 million primarily relates to common stock repurchases and dividend payments.

Total dividends declared for the three months ended September 30, 2002, represents dividends on the $6.50 Cumulative Redeemable Preferred Stock of $5.9 million. As previously disclosed, the Board of Directors determined that it would pay dividends on the Company's common stock annually rather than quarterly, so, no dividends were declared during the three months ended September 30, 2002. The first annual dividend of $.20 per share is expected be declared on October 30, 2002 and it will be payable in early January 2003.

In September 1998, our Board of Directors authorized a share repurchase program. We have purchased, and may continue to purchase, over an unspecified period of time, a total of up to eight million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. During the first quarter of fiscal 2003, we purchased an additional 4.4 million shares for $138.1 million, bringing the cumulative total of acquired shares to 7.0 million.

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

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The effects of inflation have not been significant to our overall operating results in recent years. Generally, we have been able to increase selling prices sufficiently and price new products appropriately, to offset cost increases, which have been moderate.

We believe that cash on hand, cash generated from operations, available credit lines and access to credit markets will be adequate to support currently planned business operations and capital expenditures on both a near-term and long-term basis.

Derivative Financial Instruments and Hedging Activities
We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. We primarily enter into foreign currency forward exchange contracts and foreign currency options to reduce the effects of fluctuating foreign currency exchange rates. We categorize these instruments as entered into for purposes other than trading.

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

Foreign Exchange Risk Management
We enter into forward exchange contracts to hedge anticipated transactions as well as receivables and payables denominated in foreign currencies for periods consistent with our identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on our costs and on the cash flows that we receive from foreign subsidiaries. Almost all foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions rated as strong investment grade by a major rating agency. While there are no foreign currency options outstanding in fiscal 2003, we may enter into these agreements to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. The forward exchange contracts have been designated as cash-flow hedges. As of September 30, 2002, these cash-flow hedges were highly effective, in all material respects.

As a matter of policy, we only enter into contracts with counterparties that have at least an "A" (or equivalent) credit rating. The counterparties to these contracts are major financial institutions. We do not have significant exposure to any one counterparty. Our exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss under these hedging contracts is remote and in any event would not be material to the consolidated financial results. The contracts have varying maturities through the end of September 2003. Costs associated with entering into such contracts have not been material to our consolidated financial results. We do not utilize derivative financial instruments for trading or speculative purposes. At September 30, 2002, we had foreign currency contracts in the form of forward exchange contracts in the amount of $382.1 million. The foreign currencies included in the forward exchange contracts (notional value stated in U.S. dollars) are principally the Swiss franc ($77.1 million), British pound ($67.7 million), Euro ($60.3 million), Japanese yen ($49.8 million), Canadian dollar ($33.4 million), Australian dollar ($18.1 million), Korean won ($16.1 million), Taiwan dollar ($12.0 million), Danish krone ($10.1 million), and Swedish krona ($7.8 million).

Market Risk
Using the value-at-risk model, as discussed in our annual report on Form 10-K for the fiscal year ended June 30, 2002, our average value-at-risk, calculated for the most recent twelve months, is $5.4 million related to our foreign exchange contracts. There have been no significant changes in market risk since June 30, 2002 that would have a material effect on our calculated value-at-risk exposure, as disclosed in the annual report on Form 10-K for the fiscal year ended June 30, 2002.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

As disclosed in the annual report on Form 10-K for the fiscal year ended June 30, 2002, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgements can be subjective and complex, and consequently actual results could differ from those estimates. Our most critical accounting policies relate to revenue recognition; concentration of credit risk; inventory; pension and other postretirement benefit costs; goodwill and other intangible assets; income taxes; and derivatives. Since June 30, 2002, there have been no changes in our critical accounting policies and no significant changes to the assumptions and estimates related to them.

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

  (vi) changes in the laws, regulations and policies, including changes in accounting standards, trade rules and customs regulations, and legal or regulatory proceedings, that affect, or will affect, our business;

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

                         THE ESTEE LAUDER COMPANIES INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                            September 30            June 30
                                                                                                2002                  2002
                                                                                            ------------          -----------
                                                                                            (Unaudited)
                                                                                                       (In millions)
                                    ASSETS
Current Assets
Cash and cash equivalents...............................................................       $  357.2            $  546.9
Accounts receivable, net................................................................          778.7               624.8
Inventory and promotional merchandise, net..............................................          580.6               544.5
Prepaid expenses and other current assets...............................................          214.4               211.4
                                                                                               --------            --------
     Total current assets...............................................................        1,930.9             1,927.6
                                                                                               --------            --------

Property, Plant and Equipment, net......................................................          579.7               580.7
                                                                                               --------            --------

Other Assets
Investments, at cost or market value....................................................           26.8                30.3
Deferred income taxes...................................................................           73.3                72.7
Goodwill, net ..........................................................................          676.4               675.6
Other intangible assets, net............................................................           18.1                18.4
Other assets, net.......................................................................          104.7               111.2
                                                                                               --------            --------
     Total other assets.................................................................          899.3               908.2
                                                                                               --------            --------
              Total assets..............................................................       $3,409.9            $3,416.5
                                                                                               ========            ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Short-term debt.........................................................................       $    6.5            $    6.6
Accounts payable........................................................................          237.6               216.4
Accrued income taxes....................................................................          127.4               110.0
Other accrued liabilities...............................................................          646.0               626.6
                                                                                               --------            --------
     Total current liabilities..........................................................        1,017.5               959.6
                                                                                               --------            --------

Noncurrent Liabilities
Long-term debt..........................................................................          403.6               403.9
Other noncurrent liabilities............................................................          243.3               231.1
                                                                                               --------            --------
     Total noncurrent liabilities.......................................................          646.9               635.0
                                                                                               --------            --------


     Cumulative Redeemable Preferred Stock, at redemption value........................          360.0               360.0
                                                                                               --------            --------

Stockholders' Equity
Common stock, $.01 par value; 650,000,000 shares Class A authorized; shares issued: 131,621,024 at September 30, 2002 and 131,567,986 at June 30, 2002;
   240,000,000 shares Class B authorized; shares issued and outstanding: 108,412,533
   at September 30, 2002 and June 30, 2002..............................................            2.4                 2.4
Paid-in capital.........................................................................          267.4               268.8
Retained earnings.......................................................................        1,431.2             1,363.7
Accumulated other comprehensive loss....................................................          (96.9)              (92.5)
                                                                                               --------            --------
                                                                                                1,604.1             1,542.4
Less: Treasury stock, at cost; 6,783,560 Class A shares at September 30, 2002
   and 2,377,860 at June 30, 2002.......................................................         (218.6)              (80.5)
                                                                                               --------            --------
     Total stockholders' equity.........................................................        1,385.5             1,461.9
                                                                                               --------            --------
              Total liabilities and stockholders' equity................................       $3,409.9            $3,416.5
                                                                                               ========            ========

                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                      Three Months Ended
                                                                                                          September 30
                                                                                                      -------------------
                                                                                                       2002          2001
                                                                                                       ----          ----
                                                                                                          (In millions)
Cash Flows from Operating Activities
   Net earnings...............................................................................     $    73.4      $   76.5
   Adjustments to reconcile net earnings to net cash
     flows provided by (used for) operating activities:
       Depreciation and amortization..........................................................          41.7          37.7
       Deferred income taxes..................................................................           7.5           2.0
       Minority interest......................................................................           0.7           0.6
       Cumulative effect of a change in accounting principle..................................            -           20.6
       Non-cash stock compensation............................................................          (1.4)         (2.0)

   Changes in operating assets and liabilities:
       Increase in accounts receivable, net...................................................        (157.4)       (197.4)
       Increase in inventory and promotional merchandise, net.................................         (38.3)         (7.2)
       Increase in other assets, net..........................................................         (12.2)        (18.4)
       Increase (decrease) in accounts payable................................................          22.2         (15.3)
       Increase in accrued income taxes.......................................................          17.8          25.5
       Increase (decrease) in other accrued liabilities.......................................          39.1         (24.6)
       Increase (decrease) in other noncurrent liabilities....................................          10.0          (2.4)
                                                                                                   ---------      --------
         Net cash flows provided by (used for) operating activities...........................           3.1        (104.4)
                                                                                                   ---------      --------

Cash Flows from Investing Activities
   Capital expenditures.......................................................................         (36.2)        (50.1)
   Acquisition of businesses, net of cash acquired............................................          (0.7)        (10.0)
   Proceeds from the disposition of long-term investments.....................................           1.3           2.1
                                                                                                   ---------      --------
         Net cash flows used for investing activities.........................................         (35.6)        (58.0)
                                                                                                   ---------      --------

Cash Flows from Financing Activities
   Increase (decrease) in short-term debt, net................................................          (0.1)         11.1
   Proceeds from the issuance of commercial paper.............................................            -            1.2
   Net proceeds from employee stock transactions..............................................           1.0           1.1
   Payments to acquire treasury stock.........................................................        (138.1)        (34.2)
   Dividends paid.............................................................................         (17.7)        (17.8)
                                                                                                   ---------      --------
         Net cash flows used for financing activities.........................................        (154.9)        (38.6)
                                                                                                   ---------      --------

Effect of Exchange Rate Changes on Cash and Cash Equivalents..................................          (2.3)         11.7
                                                                                                   ---------      --------

   Net Decrease in Cash and Cash Equivalents..................................................        (189.7)       (189.3)
   Cash and Cash Equivalents at Beginning of Period...........................................         546.9         346.7
                                                                                                   ---------      --------
   Cash and Cash Equivalents at End of Period.................................................     $   357.2      $  157.4
                                                                                                   =========      ========

Supplemental disclosures of cash flow information:

   Cash paid during the period for:
       Interest ..............................................................................     $     8.5      $    4.9
                                                                                                   =========      ========
       Income taxes...........................................................................     $    23.9      $   15.2
                                                                                                   =========      ========
   Non-cash items:
       Tax benefit from exercise of stock options.............................................     $     0.1      $    0.6
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

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2002.

Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to current year presentation for comparative purposes.

Net Earnings Per Common Share

For the three month period ended September 30, 2002, net earnings per common share ("basic EPS") is computed by dividing net earnings, after deducting preferred stock dividends on the Company's $6.50 Cumulative Redeemable Preferred Stock, by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions). Net earnings per common share assuming dilution ("diluted EPS") is computed by reflecting potential dilution from the exercise of stock options.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

                                                                                        Three Months Ended
                                                                                           September 30
                                                                                        ------------------
                                                                                        2002          2001
                                                                                        ----          ----
                                                                                           (Unaudited)
                                                                               (In millions, except per share data)
Numerator:
Net earnings before accounting change.................................                 $  73.4      $  97.1
Preferred stock dividends.............................................                    (5.9)        (5.9)
                                                                                       -------      -------
Net earnings attributable to common stock before accounting change....                    67.5         91.2
Cumulative effect of a change in accounting principle.................                      -         (20.6)
                                                                                       -------      -------
Net earnings attributable to common stock.............................                 $  67.5      $  70.6
                                                                                       =======      =======

Denominator:
Weighted average common shares outstanding - Basic....................                   235.2        238.9
Effect of dilutive securities: Stock options..........................                     2.2          3.4
                                                                                       -------      -------
Weighted average common shares outstanding - Diluted..................                   237.4        242.3
                                                                                       =======      =======

Basic net earnings per common share:
Net earnings before accounting change.................................                 $   .29      $   .38
Cumulative effect of a change in accounting principle.................                      -          (.08)
                                                                                       -------      -------
Net earnings..........................................................                 $   .29      $   .30
                                                                                       =======      =======

Diluted net earnings per common share:
Net earnings before accounting change.................................                 $   .28      $   .38
Cumulative effect of a change in accounting principle.................                      -          (.08)
                                                                                       -------      -------
Net earnings..........................................................                 $   .28      $   .30
                                                                                       =======      =======

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2002 and 2001, options to purchase 21.7 million and 12.3 million shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of those options were greater than the average market prices of the common stock at such dates. The options were still outstanding at the end of the respective periods.

Dividends

In May 2002, the Board of Directors determined that it would pay future cash dividends on the common stock annually rather than quarterly. The first annual dividend is expected to be declared October 30, 2002 in the amount of $.20 per share and it will be payable in January 2003.

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and retail customer deductions of $31.2 million and $30.6 million as of September 30, 2002 and June 30, 2002, respectively.

Inventory and Promotional Merchandise

Inventory and promotional merchandise only includes inventory considered saleable or usable in future periods, and is stated at the lower of cost or market, with cost being determined on the first-in, first-out method. Promotional merchandise is charged to expense at the time the merchandise is shipped to the Company's customers.


                                                                        September 30        June 30
                                                                            2002              2002
                                                                            ----              ----
                                                                         (Unaudited)
                                                                                 (In millions)

        Inventory and promotional merchandise consists of:
           Raw materials.........................................         $  109.9          $ 117.5
           Work in process.......................................             26.0             27.0
           Finished goods........................................            327.4            272.2
           Promotional merchandise...............................            117.3            127.8
                                                                          --------          -------
                                                                          $  580.6          $ 544.5
                                                                          ========          =======

Prepaid Expenses and Other Current Assets

As of September 30, 2002 and June 30, 2002, the Company had prepaid expenses and other current assets of $214.4 million and $211.4 million, respectively, of which $102.9 million and $112.4 million, respectively, related to current net deferred tax assets.

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

                                                                        September 30        June 30
                                                                            2002              2002
                                                                            ----              ----
                                                                         (Unaudited)
                                                                               (In millions)

         Land ...................................................        $    13.0         $   13.0
         Buildings and improvements..............................            144.5            144.0
         Machinery and equipment.................................            623.3            611.7
         Furniture and fixtures..................................             88.4             86.1
         Leasehold improvements..................................            465.6            447.2
                                                                         ---------         --------
                                                                           1,334.8          1,302.0
         Less accumulated depreciation and amortization..........            755.1            721.3
                                                                         ---------         --------
                                                                         $   579.7         $  580.7
                                                                         =========         ========

Depreciation and amortization of property, plant and equipment was $36.4 million and $31.4 million during the three months ended September 30, 2002 and 2001, respectively.

Restructuring Accrual

During the three-month period ending September 30, 2002, the Company paid $14.2 million against its restructuring accrual of which $12.0 million related to the fiscal 2002 charges and $2.2 million related to the fiscal 2001 charges. Approximately $10.2 million of this amount related to severance payments to 214 employees. There have been no material changes to the restructuring plans since June 30, 2002.

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

Comprehensive income and its components, net of tax, are as follows:

                                                                                        Three Months Ended
                                                                                           September 30
                                                                                        ------------------
                                                                                       2002            2001
                                                                                       ----            ----
                                                                                           (Unaudited)
                                                                                           (In millions)
Net earnings..............................................................           $    73.4     $   76.5
                                                                                     ---------     --------
Other comprehensive income:
    Net unrealized investment gains (losses)..............................                (1.3)        (2.9)
    Net derivative instruments gains (losses).............................                 3.6         (0.6)
    Net minimum pension liability adjustments.............................                (0.3)        (0.3)
    Translation adjustments...............................................                (6.4)        22.5
                                                                                     ---------     --------

    Other comprehensive income (loss).....................................                (4.4)        18.7
                                                                                     ---------     --------

Comprehensive income......................................................           $    69.0     $   95.2
                                                                                     =========     ========


The accumulated net loss on derivative instruments consists of the following:

                                                                                              Three Months Ended
                                                                                                 September 30
                                                                                              ------------------
                                                                                               2002         2001
                                                                                               ----         ----
                                                                                                 (Unaudited)
                                                                                                 (In millions)
    OCI - Net derivative instruments, beginning of period.................                   $  (9.1)     $  (2.0)
                                                                                             -------      -------
     Gain on derivative instruments.......................................                       2.2         (1.2)
     Reclassification to earnings of net loss during the period...........                       3.4          0.4
     Provision for deferred income taxes..................................                      (2.0)         0.2
                                                                                             -------      -------
        Net derivative instruments gain (loss)............................                       3.6         (0.6)
                                                                                             -------      -------
    OCI - Net derivative instruments, end of period.......................                   $  (5.5)     $  (2.6)
                                                                                             =======      =======

The $5.5 million, net of tax, derivative instrument loss recorded in OCI at the end of the current-year period related to forward contracts which the Company will reclassify to earnings during the next nine months. Of the $2.6 million net derivative instruments loss recorded in OCI at the end of the prior-year period, $3.2 million, net of tax, related to interest rate swaps and options. Offsetting the net loss was $0.6 million, net of tax, related to forward contracts and foreign currency options that the Company reclassified to earnings as gains during fiscal 2002. OCI losses relating to interest rate swaps or options were reclassified to earnings in fiscal 2002 upon repayment of the term loan in February 2002.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Segment Data and Related Information

Reportable operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the "Chief Executive") in deciding how to allocate resources and in assessing performance. Although the Company operates in one business segment, beauty products, management also evaluates performance on a product category basis. Performance is measured based upon net sales and operating income. Operating income represents earnings before income taxes and net interest expense. The accounting policies for each of the reportable segments are substantially the same as those for the consolidated financial statements, as described in the segment data and related information footnote, included in the June 30, 2002 annual report on Form 10-K. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements, thus no additional information is produced for the Chief Executive or included herein. There has been no significant variance in the total or long-lived asset value associated with each segment since June 30, 2002.

                                                                                        Three Months Ended
                                                                                            September 30
                                                                                        ------------------
                                                                                         2002         2001
                                                                                         ----         ----
                                                                                            (Unaudited)
                                                                                           (In millions)
SEGMENT DATA
    Net Sales:
      Skin Care........................................................               $   421.7     $   396.1
      Makeup...........................................................                   468.0         449.9
      Fragrance........................................................                   296.5         293.4
      Hair Care........................................................                    50.4          50.0
      Other............................................................                     5.9           5.4
                                                                                      ---------     ---------
                                                                                      $ 1,242.5     $ 1,194.8
                                                                                      =========     =========
   Operating Income:
      Skin Care........................................................               $    46.0     $    66.6
      Makeup...........................................................                    37.7          54.1
      Fragrance........................................................                    28.7          31.0
      Hair Care........................................................                     3.8           1.7
      Other............................................................                    (1.8)         (0.5)
                                                                                      ---------     ---------
                                                                                          114.4         152.9
      Reconciliation:
         Interest expense, net.........................................                     2.9           3.8
                                                                                      ---------     ---------
      Earnings before income taxes and minority interest
         and Accounting Change.........................................               $   111.5     $   149.1
                                                                                      =========     =========

REGIONAL DATA
   Net Sales:
      The Americas.....................................................               $   787.7     $   770.3
      Europe, the Middle East & Africa.................................                   304.5         273.8
      Asia/Pacific.....................................................                   150.3         150.7
                                                                                      ---------     ---------
                                                                                      $ 1,242.5     $ 1,194.8
                                                                                      =========     =========
   Operating Income:
      The Americas.....................................................               $    65.1     $   103.8
      Europe, the Middle East & Africa.................................                    44.6          38.8
      Asia/Pacific.....................................................                     4.7          10.3
                                                                                      ---------     ---------
                                                                                      $   114.4     $   152.9
                                                                                      =========     =========

                         THE ESTEE LAUDER COMPANIES INC.

                             CONTROLS AND PROCEDURES

Item 4. Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and the Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures within the last ninety days and have concluded that the disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

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

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits  --

          None.

(b)      Reports on Form 8-K  --

On July 2, 2002, we filed a Current Report on Form 8-K. Pursuant to Item 5 of Form 8-K, we announced our expectations for our fiscal 2002 fourth-quarter and full-year results.

On August 15, 2002, we filed a Current Report on Form 8-K. Pursuant to Item 5 of Form 8-K, we reported our fiscal 2002 full-year and fourth-quarter results and our then anticipated fiscal 2003 full-year and first-quarter results.

On September 18, 2002, we filed a Current Report on Form 8-K. Pursuant to Item 9 of Form 8-K, we described our plans for long-term sales and earnings growth.

On September 18, 2002, we filed a Current Report on Form 8-K. Pursuant to Item 9 of Form 8-K, we disclosed that our Chief Executive Officer and Chief Financial Officer each file a sworn statement pursuant to Securities and Exchange Commission Order No. 4-460 and filed certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

On September 26, 2002, we filed a Current Report on Form 8-K. Pursuant to Item 9 of Form 8-K, we disclosed that William P. Lauder would become Chief Operating Officer, effective January 1, 2003, and certain other changes in management that would become effective that date.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 THE ESTEE LAUDER COMPANIES INC.



Date:  October 29, 2002                      By:       /s/Richard W. Kunes
                                                     -----------------------
                                                          Richard W. Kunes
                                                        Senior Vice President
                                                     and Chief Financial Officer
                                                       (Principal Financial and
                                                         Accounting Officer)

                                 CERTIFICATIONS


I, Fred H. Langhammer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Estee Lauder Companies Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

        c)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    October 29, 2002



                                           /s/ Fred H. Langhammer
                                           -------------------------------
                                           Fred H. Langhammer
                                           President and Chief Executive Officer

I, Richard W. Kunes, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Estee Lauder Companies Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

        c)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect. internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    October 29, 2002



                               /s/ Richard W. Kunes
                               ----------------------------------
                               Richard W. Kunes
                               Senior Vice President and Chief Financial Officer