Form 10-Q
period 2002-12-31
ESTEE LAUDER COMPANIES INC
filed 2003-01-30
CIK 1001250

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004
                             ______________________

                                    FORM 10-Q


                                   (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                For the quarterly period ended December 31, 2002

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


At January 24, 2003, 123,854,305 shares of the registrant's Class A Common Stock, $.01 par value, and 108,412,533 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding.

                         THE ESTEE LAUDER COMPANIES INC.

                                      Index

Part I. Financial Information                                              Page

   Consolidated Statements of Earnings --
      Three Months and Six Months Ended December 31, 2002 and 2001.......... 2

   Management's Discussion and Analysis of
      Financial Condition and Results of Operations......................... 3

   Consolidated Balance Sheets --
      December 31, 2002 and June 30, 2002.................................. 14

   Consolidated Statements of Cash Flows --
      Six Months Ended December 31, 2002 and 2001.......................... 15

    Notes to Consolidated Financial Statements............................. 16

      Controls and Procedures.............................................. 21

Part II. Other Information................................................. 22

                         THE ESTEE LAUDER COMPANIES INC.

                          PART I. FINANCIAL INFORMATION

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                                          Three Months Ended           Six Months Ended
                                                                              December 31                 December 31
                                                                              -----------                 -----------
                                                                            2002        2001            2002        2001
                                                                            ----        ----            ----        ----

                                                                                  (In millions, except per share data)

Net Sales........................................................          $1,412.7   $1,298.2        $2,655.2    $2,493.0
Cost of sales....................................................             371.4      343.3           728.5       688.6
                                                                            -------    -------        -------      -------

Gross Profit.....................................................           1,041.3      954.9         1,926.7     1,804.4
                                                                            -------    -------         -------     -------

Operating expenses:
   Selling, general and administrative...........................             865.5      806.6         1,631.9     1,499.2
   Related party royalties.......................................               5.8        4.8            10.4         8.8
                                                                            -------    -------         -------     -------
                                                                              871.3      811.4         1,642.3     1,508.0
                                                                            -------    -------         -------     -------

Operating Income.................................................             170.0      143.5           284.4       296.4

Interest expense, net............................................               2.2        1.9             5.1         5.7
                                                                            -------    -------         -------     -------
Earnings before Income Taxes, Minority Interest
 and Accounting Change...........................................             167.8      141.6           279.3       290.7

Provision for income taxes.......................................              56.1       48.9            93.5       100.3
Minority interest, net of tax....................................              (2.1)      (2.6)           (2.8)       (3.2)
                                                                            -------    -------         -------     -------
Net Earnings before Accounting Change............................             109.6       90.1           183.0       187.2

Cumulative effect of a change in accounting principle............               -           -              -         (20.6)
                                                                            -------    -------         -------     -------
Net Earnings ....................................................             109.6       90.1           183.0       166.6

Preferred stock dividends........................................               5.8        5.8            11.7        11.7
                                                                            -------    -------         -------     -------
Net Earnings Attributable to Common Stock........................         $   103.8   $   84.3       $   171.3    $  154.9
                                                                            =======    =======         =======     =======

Basic net earnings per common share:
     Net earnings attributable to common stock before
      accounting change..........................................         $    .45    $    .35       $     .73    $    .74
     Cumulative effect of a change in accounting principle.......               -          -               -          (.09)
                                                                           -------     -------        --------     -------
     Net earnings attributable to common stock...................         $    .45    $    .35       $     .73    $    .65
                                                                           =======     =======        ========     =======

Diluted net earnings per common share:
     Net earnings attributable to common stock before
      accounting change..........................................         $    .44    $    .35       $     .73    $    .73
     Cumulative effect of a change in accounting principle.......               -           -               -         (.09)
                                                                           -------     -------        --------     -------
     Net earnings attributable to common stock...................         $    .44    $    .35       $     .73    $    .64
                                                                           =======     =======        ========     =======

Weighted average common shares outstanding:
     Basic.......................................................            233.1       238.1           234.2       238.5
     Diluted.....................................................            235.0       240.7           236.2       241.5

Cash dividends declared per common share.........................         $    .20    $    .05       $     .20    $    .10

                                            See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results Of Operations
---------------------

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories which are distributed in over 130 countries and territories. The following is a comparative summary of operating results for the three and six months ended December 31, 2002 and 2001, and reflects the basis of presentation described in Note 1 to the consolidated financial statements for all periods presented. Sales of products and services that do not meet our definition of skin care, makeup, fragrance or hair care have been included in the "other" category.

                                                                          Three Months Ended           Six Months Ended
                                                                              December 31                December 31
                                                                              -----------                -----------
                                                                            2002       2001             2002       2001
                                                                            ----       ----             ----       ----
                                                                                            (In millions)

Net Sales (a)
   By Region:
      The Americas...............................................         $   783.5  $   751.4        $1,571.2   $1,521.7
      Europe, the Middle East & Africa...........................             438.0      368.3           742.5      642.1
      Asia/Pacific...............................................             191.2      178.5           341.5      329.2
                                                                            -------    -------         -------    -------
                                                                          $ 1,412.7   $1,298.2        $2,655.2   $2,493.0
                                                                            =======    =======         =======    =======

   By Product Category:
      Skin Care..................................................         $   479.3  $   444.8       $   900.8  $   840.9
      Makeup.....................................................             476.8      428.1           944.8      878.0
      Fragrance..................................................             386.3      362.4           682.8      655.8
      Hair Care..................................................              60.2       58.4           110.6      108.4
      Other......................................................              10.1        4.5            16.2        9.9
                                                                            -------    -------         -------    -------
                                                                          $ 1,412.7  $ 1,298.2        $2,655.2   $2,493.0
                                                                            =======    =======         =======    =======

Operating Income
   By Region:
      The Americas...............................................         $    70.9  $    61.1       $   136.0  $   164.9
      Europe, the Middle East & Africa...........................              73.4       53.8           118.0       92.6
      Asia/Pacific...............................................              25.7       28.6            30.4       38.9
                                                                           --------   --------        --------   --------
                                                                          $   170.0  $   143.5       $   284.4  $   296.4
                                                                           ========   ========        ========   ========

   By Product Category:
      Skin Care..................................................         $    84.4  $    77.3       $   130.4  $   143.9
      Makeup.....................................................              57.4       45.1            95.1       99.2
      Fragrance..................................................              21.3       11.5            50.0       42.5
      Hair Care..................................................               4.8       10.0             8.6       11.7
      Other......................................................               2.1       (0.4)            0.3       (0.9)
                                                                           --------   --------        --------   --------
                                                                          $   170.0  $   143.5       $   284.4  $   296.4
                                                                           ========   ========        ========   ========

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

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table presents certain consolidated earnings data as a percentage of net sales:

                                                                          Three Months Ended        Six Months Ended
                                                                              December 31              December 31
                                                                              -----------              -----------
                                                                            2002        2001         2002       2001
                                                                            ----        ----         ----       ----

Net sales........................................................            100.0%    100.0%         100.0%     100.0%
Cost of sales....................................................             26.3      26.4           27.4       27.6
                                                                             -----     -----          -----       -----
Gross profit.....................................................             73.7      73.6           72.6       72.4
                                                                             -----     -----          -----       -----
Operating expenses
   Selling, general and administrative...........................             61.3      62.1           61.5       60.1
   Related party royalties.......................................              0.4       0.4            0.4        0.4
                                                                             -----     -----          -----      -----
                                                                              61.7      62.5           61.9       60.5
                                                                             -----     -----          -----      -----

Operating income.................................................             12.0      11.1           10.7       11.9
Interest expense, net............................................              0.1       0.2            0.2        0.2
                                                                             -----     -----          -----      -----

Earnings before income taxes, minority interest and accounting
   change........................................................             11.9      10.9           10.5       11.7
Provision for income taxes.......................................              4.0       3.8            3.5        4.1
Minority interest, net of tax....................................             (0.1)     (0.2)          (0.1)      (0.1)
                                                                             -----     -----          -----      -----

Net earnings before accounting change............................              7.8       6.9            6.9        7.5
Cumulative effect of a change in accounting principle............               -         -              -        (0.8)
                                                                             -----     -----          -----      -----
Net earnings.....................................................              7.8%      6.9%           6.9%       6.7%
                                                                             =====     =====          =====      =====

Second Quarter Fiscal 2003 as Compared with Second Quarter Fiscal 2002

Net Sales

Net sales increased 9% or $114.5 million to $1,412.7 million reflecting growth in all product categories and geographic regions. The increases in all product categories resulted from new and recent product launches coupled with solid sales from our core products. Geographically, net sales in Europe, the Middle East & Africa were led by double-digit growth from the continued recovery of our travel retail business as well as a double-digit increase in the United Kingdom. Results also benefited from the difficulties we experienced in the prior-year quarter attributable to the events of September 11, 2001 and inventory contraction by U.S. retailers. In light of the current geo-political uncertainty, future sales may be affected by unforeseen events. Net sales in the current quarter were positively impacted by weakening of the U.S. dollar. Excluding the impact of foreign currency translation, net sales increased 6%.

Product Categories

Skin Care
Net sales of skin care products increased 8% or $34.5 million to $479.3 million. This increase in net sales was primarily attributable to the current period launches of Perfectionist Correcting Serum for Lines and Wrinkles and the Repairwear line of products, as well as recently launched products such as Advanced Stop Signs and Resilience Lift OverNight Face and Throat Creme. Additionally, the increase was supported by strong sales of Moisture Surge Extra, Re-Nutriv Ultimate Lifting Creme and A Perfect World Face and Body products. Partially offsetting these increases were lower net sales of certain existing products such as Turnaround Cream, Stop Signs and Idealist Skin Refinisher, as well as LightSource Transforming Moisture Lotion and Cream, which was launched in the first quarter last fiscal year. Excluding the impact of foreign currency translation, net sales increased 5%.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Makeup
Makeup net sales increased 11% or $48.7 million to $476.8 million. In addition to strong sales of our makeup artist lines, the increase in net sales reflected the current period launch of Eye Defining Duo and Virtual Youth. Recently launched products such as So Ingenious Multi-Dimension Liquid Foundation and Loose Powder, Dewy Smooth Anti-Aging Makeup and Moisture Sheer Lipstick, as well as new and existing products in the Pure Color line, also contributed to increased net sales. Offsetting these increases were lower net sales of certain existing products such as Gentle Light Makeup and Powder, Sumptuous Lipstick and High Impact Eye Shadow Duos. Excluding the impact of foreign currency translation, makeup net sales increased 9%.

Fragrance
Net sales of fragrance products increased 7% or $23.9 million to $386.3 million. Our business has begun to recover from last year's deterioration in the travel retail business, which is substantially fragrance driven. In addition, the increase in net sales reflects the recent launch of Estee Lauder pleasures intense, Intuition for Men, T girl and Donna Karan Black Cashmere. Additionally, strong sales of Beautiful, Lauder Pleasures for Men, as well as a resurgence of the Aromatics Elixir line of products contributed to the increase in net sales. These net sales increases were partially offset by the overall softness in the fragrance business in the 2002 holiday season and lower net sales of certain other Tommy Hilfiger licensed products, Estee Lauder pleasures and Intuition. Excluding the impact of foreign currency translation, fragrance net sales increased 3%.

Hair Care
Hair care net sales increased 3% or $1.8 million to $60.2 million. This increase was primarily the result of sales growth from Aveda and Bumble and bumble products. Off a smaller base, Bumble and bumble product sales have outpaced the category increase reflecting increased distribution and the positive influence of product education offered to salons in our network. Growth in Aveda products reflects the launch of the new Light Elements line of products and new Aveda Environmental Lifestyle Stores, partially offset by a strategic reduction in the number of salons that offer our products.

The introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

Geographic Regions
Net sales in the Americas increased 4% or $32.1 million to $783.5 million, reflecting the success of our newer brands and new and recent product launches. Partially offsetting these results was the continued soft retail environment in the United States. In Europe, the Middle East & Africa, net sales increased 19% or $69.7 million to $438.0 million. This increase was primarily the result of significantly higher net sales in our worldwide travel retail business, as sales continue to recover from the levels experienced after September 11, 2001. However, our travel retail business could be impacted again by unforeseen world events. Net sales in the United Kingdom, France, Spain and Switzerland experienced double-digit growth. Excluding the impact of foreign currency translation, Europe, the Middle East & Africa net sales increased 10%. Net sales in Asia/Pacific increased 7% or $12.7 million to $191.2 million primarily due to strong net sales in Korea and Thailand. Although Japan remains a difficult market due to local economic conditions and increasing competition, we experienced a modest increase in sales. Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 5%.

We strategically stagger our new product launches by geographic market, which may contribute to differences in regional sales growth.


Cost of Sales

Cost of sales as a percentage of total net sales improved to 26.3% as compared with 26.4% in the prior-year quarter reflecting the impact of our manufacturing and sourcing initiatives combined with lower costs from promotional activities (including the cost of purchase with purchase and gift with purchase merchandise as a component of cost of sales resulted from our adoption of EITF Issue
No. 01-9). Since the cost of these promotional activities is a component of cost of sales and the timing and level of promotions vary with our promotional calendar, we have experienced and expect to continue to experience, fluctuations in the cost of sales percentage.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Operating Expenses

Operating expenses decreased to 61.7% of net sales as compared with 62.5% of net sales in the prior-year quarter. The decrease in operating expenses as a percentage of net sales reflects the higher growth rate in sales, restructuring benefits and other cost containment efforts. Higher levels of advertising, sampling and merchandising in the first quarter have contributed to the sales growth in this quarter. Advertising, sampling and merchandising spending also increased in the current period in support of our overall business and our second-half initiatives. Changes in advertising, sampling and merchandising spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

Operating Income

Operating income increased 19% or $26.5 million to $170.0 million as compared with the prior-year quarter. Operating margins were 12.0% of net sales in the current period as compared with 11.1% in the prior-year quarter. As previously discussed, the increase in operating margin reflects strong sales growth coupled with the benefits of our prior restructurings and ongoing cost containment efforts, particularly in the Americas region.

Product Categories
Operating income increased 85% to $21.3 million in fragrance primarily reflecting improved results from our travel retail business. Operating income increased 27% to $57.4 million in makeup and increased 9% to $84.4 million in skin care due primarily to the strength of new and recently launched products. Operating income decreased $5.2 million or 52% in hair care, which reflects planned spending to build our retail distribution and product infrastructure to support future growth as well as advanced costs of developing certain international markets.

Geographic Regions
Operating income in the Americas increased 16% or $9.8 million to $70.9 million reflecting success of our newer brands and the strength of our new and recent product launches. In Europe, the Middle East & Africa, operating income increased 36% or $19.6 million to $73.4 million primarily due to the significant increase in our travel retail business. Operating results improved in a number of markets led by the United Kingdom and France. In Asia/Pacific, operating income decreased 10% or $2.9 million to $25.7 million reflecting improved results in Australia, Korea and Thailand, which were offset by lower operating income in Taiwan.

Interest Expense, Net

Net interest expense was $2.2 million as compared with $1.9 million in the prior-year quarter. The increase in net interest expense resulted from a higher effective interest rate than that in the prior-year quarter, reflecting the conversion of variable rate debt to fixed rate debt in January 2002. In the prior-year quarter, our interest rate risk management strategy relied on commercial paper and variable-rate term loans. Partially offsetting the higher effective rate was increased interest income generated from higher worldwide cash balances.

Provision for Income Taxes

The provision for income taxes represents Federal, foreign, state and local income taxes. The effective rate for income taxes for the three months ended December 31, 2002 was 33.5% as compared with 34.5% in the prior-year period. These rates differ from statutory rates reflecting the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. The decrease in the effective income tax rate was principally attributable to ongoing tax planning initiatives.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Six Months Fiscal 2003 as compared with Six Months Fiscal 2002

Net Sales

Net sales increased 7% or $162.2 million to $2,655.2 million, reflecting growth in all product categories and all geographic regions. Product category results were led by makeup, particularly our make up artist brands, and our regions were led by Europe, the Middle East and Africa, primarily reflecting improvements in the travel retail business. In light of the current geo-political uncertainty, future sales may be affected by unforeseen events. Excluding the impact of foreign currency translation, net sales increased 4%.

Product Categories

Skin Care
Net sales of skin care products increased 7% or $59.9 million to $900.8 million, which was primarily attributable to the current period launches of Perfectionist Correcting Serum for Lines and Wrinkles and the Repairwear line of products, as well as the recently launched products such as Advanced Stop Signs and Resilience Lift OverNight Face and Throat Creme. Additionally, the increase was supported by strong sales of Moisture Surge Extra and Moisture Surge Eye Gel, Re-Nutriv Ultimate Lifting Creme and products in Clinque's 3-Step Skin Care System. Partially offsetting these increases were lower net sales of certain existing products such as Turnaround Cream, Stop Signs and Idealist Skin Refinisher, as well as LightSource Transforming Moisture Lotion and Cream, which was launched in the first quarter last fiscal year. Excluding the impact of foreign currency translation, net sales increased 4%.

Makeup
Makeup net sales increased 8% or $66.8 million to $944.8 million due to strong sales of our makeup artist lines and sales generated from recently launched products such as So Ingenious Multi-Dimension Liquid Foundation and Loose Powder, Dewy Smooth Anti-Aging Makeup and Moisture Sheer Lipstick, as well as new and existing products in the Pure Color line. Offsetting these increases were lower net sales of certain existing products such as Gentle Light Makeup and Powder, Sumptuous Lipstick and High Impact Eye Shadow Duos. Excluding the impact of foreign currency translation, makeup net sales increased 6%.

Fragrance
Net sales of fragrance products increased 4% or $27.0 million to $682.8 million. Our business has begun to recover from last year's deterioration in the travel retail business, which is substantially fragrance driven. In addition, the increase in net sales reflects the recent launch of Estee Lauder pleasures intense, Intuition for Men, T girl, Donna Karan Black Cashmere and the launch of the kate spade line of products. Additionally, strong sales of Youth Dew, as well as a resurgence of the Aromatics Elixir line of products supported the increase in net sales. These net sales increases were partially offset by the overall softness in the fragrance business in the 2002 holiday season and lower net sales of certain Tommy Hilfiger licensed products, Estee Lauder pleasures and Intuition. Excluding the impact of foreign currency translation, fragrance net sales increased 1%.

Hair Care
Hair care net sales increased 2% or $2.2 million to $110.6 million. This increase was primarily the result of sales growth from Aveda and Bumble and bumble products. We also increased the number of Company-owned Aveda Environmental Lifestyle Stores and strategically decreased the number of salons that offer our products.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

Geographic Regions
Net sales in the Americas increased 3% or $49.5 million to $1,571.2 million primarily reflecting growth from our newer brands as well as success of new and recently launched products. Partially offsetting these results was the continued soft retail environment in the United States. In Europe, the Middle East & Africa, net sales increased 16% or $100.4 million to $742.5 million. This increase was primarily the result of higher net sales in our worldwide travel retail business, as sales continue to recover from the levels experienced after September 11, 2001. However, our travel retail business could be impacted again by unforeseen world events. Net sales in the United Kingdom, Spain, France, Switzerland, Italy and Greece experienced double-digit growth. Excluding the impact of foreign currency translation, Europe, the Middle East & Africa net sales increased 8%. Net sales in Asia/Pacific increased 4% or $12.3 million to $341.5 million primarily due to higher net sales in Korea and Thailand. Asia/Pacific net sales were not materially impacted by foreign currency translation.

We strategically stagger our new product launches by geographic market, which may contribute to differences in regional sales growth.

Cost of Sales

Cost of sales as a percentage of total net sales improved to 27.4% from 27.6%, primarily reflecting lower costs from promotional activities (including the cost of purchase with purchase and gift with purchase merchandise as a component of cost of sales resulted from our adoption of EITF Issue No. 01-9). Since the cost of these promotional activities is a component of cost of sales and the timing and level of promotions vary with our promotional calendar, we have experienced and expect to continue to experience, fluctuations in the cost of sales percentage. Also contributing to the improved cost of sales percentage are our ongoing efforts relative to manufacturing and global sourcing initiatives.

Operating Expenses

Operating expenses increased to 61.9% of net sales as compared with 60.5% of net sales in the prior-year period. The increase in spending primarily related to advertising, sampling and merchandising activities during the first fiscal quarter of 2003 (excluding purchase with purchase and gift with purchase activities, discussed as a component of cost of sales) to support our sales growth and build momentum into the holiday selling season. Changes in advertising, sampling and merchandising spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

Operating Income

Operating income decreased 4% or $12.0 million to $284.4 million as compared with the prior-year period. Operating margins were 10.7% of net sales in the current period as compared with 11.9% in the prior-year period. The decrease in operating income and operating margin was primarily due to slow sales growth in the first fiscal quarter and increased sales support spending.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Product Categories
Operating income increased 17% to $50.0 million in fragrance due primarily to improved results from our travel retail business. Operating income decreased 9% to $130.4 million in skin care and 4% to $95.1 million in makeup reflecting advertising, sampling and merchandising spending during the first fiscal quarter of 2003 to support new and recently launched products which was partially offset by increased sales during the second quarter of 2003. Operating income decreased $3.1 million or 27% in hair care, which reflects planned spending to build retail distribution and product infrastructure to support future growth.

Geographic Regions
Operating income in the Americas decreased 18% or $28.9 million to $136.0 million due to increased sales support spending on advertising, sampling and merchandising activities. In Europe, the Middle East & Africa, operating income increased 27% or $25.4 million to $118.0 million primarily due to the significantly increased results generated from our travel retail business as well as improved operating results in the United Kingdom. In Asia/Pacific, operating income decreased 22% or $8.5 million to $30.4 million. This decrease reflects improved results in Korea, Japan, and Thailand, which was more than offset by a decrease in Australia, which derived a benefit in the prior-year period from a change in our retailer arrangements.

Interest Expense, Net

Net interest expense was $5.1 million as compared with $5.7 million in the prior-year period. The decrease in net interest expense was primarily due to higher interest income generated by higher invested cash balances and lower outstanding net borrowings. This improvement was partially offset by a higher effective interest rate, which resulted from the increased proportion of fixed rate debt as compared with variable rate debt in the same period last year.

Provision for Income Taxes

The provision for income taxes represents Federal, foreign, state and local income taxes. The effective rate for income taxes for the six months ended December 31, 2002 was 33.5% as compared with 34.5% in the prior-year period. These rates differ from statutory rates reflecting the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. The decrease in the effective income tax rate was principally attributable to ongoing tax planning initiatives.

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

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Liquidity and Capital Resources

Our principal sources of funds historically have been cash flows from operations and borrowings under commercial paper and committed and uncommitted credit lines provided by banks in the United States and abroad. At December 31, 2002, we had cash and cash equivalents of $654.8 million compared with $546.9 million at June 30, 2002.

We have a $750.0 million commercial paper program, under which we have issued, and intend to issue, commercial paper in the United States. Our commercial paper is currently rated A-1 by Standard & Poor's and P-1 by Moody's. Our long-term credit ratings are A+ by Standard & Poor's and A1 by Moody's. At December 31, 2002, our outstanding borrowings included $130.0 million of commercial paper; $249.0 million, net of $1.0 million of unamortized debt discount, of 6% Senior Notes due January 2012; a 350.0 million yen loan payable (approximately $2.9 million at current exchange rates), which is due in April 2003; and a 3.0 billion yen term loan (approximately $24.7 million at current exchange rates), which is due in March 2006. Customarily, commercial paper is classified as long-term debt on our balance sheet based upon our intent and ability to refinance maturing commercial paper on a long-term basis. It is our policy to maintain backup facilities to support our commercial paper program and its classification as long-term debt. At December 31, 2002, $80.0 million of the $130.0 million outstanding commercial paper has been characterized as short-term borrowings based on our intent to repay, and not refinance, that amount during the remainder of the fiscal year as such commercial paper matures. As of December 31, 2002, we had an unused $400.0 million revolving credit facility, expiring on June 28, 2006. We also have an effective shelf registration statement covering the potential issuance of up to $150.0 million in debt securities.

Our business is seasonal in nature and, accordingly, our working capital needs vary. To meet these needs, we could issue up to an additional $620.0 million of commercial paper under our program, issue long-term debt securities or borrow under the revolving credit facility. As of December 31, 2002, we also had $70.6 million in additional credit facilities, of which $1.1 million was used.

Total debt as a percent of total capitalization was 19% at December 31, 2002 as compared with 18% at June 30, 2002.

Net cash provided by operating activities was $370.0 million during the six months ended December 31, 2002 as compared with net cash provided by operating activities of $261.5 million in the prior-year period. The improved operating cash position primarily corresponds to increased advertising, sampling and merchandising accruals, which correspond to a higher level of spending and the type and timing of those activities. Additionally, certain other business and employee related accruals were lower in the prior year period following a downturn in our business. Partially offsetting this improvement was a reduction in the level of accrued income taxes, which was higher in the prior year period due to tax payment deferrals granted subsequent to September 11, 2001. In addition, our inventory control initiatives continue to result in lower inventory and accounts payable levels relative to the balances reported at June 30, 2002 and 2001. Net cash used for investing activities was $69.9 million during the six months ended December 31, 2002, which primarily reflects capital expenditures. Net cash used for financing activities of $190.8 million primarily relates to common stock repurchases.

On October 30, 2002, the Board of Directors declared an annual dividend of $.20 per share on our Class A and Class B Common Stock, payable on January 3, 2003 to stockholders of record at the close of business on December 12, 2002. Total dividends declared, including dividends on the $6.50 Cumulative Redeemable Preferred Stock, for the six months ended December 31, 2002 were $58.2 million. As previously disclosed, the Board of Directors determined that it would pay dividends on the Company's common stock annually rather than quarterly.

In October 2002, the Board of Directors authorized the repurchase of up to 10.0 million additional shares of Class A Common Stock increasing the total authorization under the share repurchase program to 18.0 million shares. We have purchased, and may continue to purchase, over an unspecified period of time, shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. During the first six months of fiscal 2003, we purchased an additional 5.4 million shares for $165.9 million, bringing the cumulative total of acquired shares to 8.0 million. The repurchase of shares of Class A Common Stock had an accretive effect on our earnings per share.

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

Subsequent to December 31, 2002, we entered into an agreement to acquire the Paris-based Darphin group of companies that develops, manufactures and markets the "Darphin" brand of skin care products. The transaction is subject to certain significant conditions and is not expected to be completed until later in the fiscal year. This transaction will be funded by cash provided by operations and will not have a material effect on our results of operations or financial condition.

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

Derivative Financial Instruments and Hedging Activities
We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. We primarily enter into foreign currency forward exchange contracts and foreign currency options to reduce the effectsof fluctuating foreign currency exchange rates. We categorize these instruments as entered into for purposes other than trading.

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

Foreign Exchange Risk Management
We enter into forward exchange contracts to hedge anticipated transactions as well as receivables and payables denominated in foreign currencies for periods consistent with our identified exposures.The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on our costs and on the cash flows that we receive from foreign subsidiaries. Almost all foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions rated as strong investment grade by a major rating agency. While there are no foreign currency options outstanding in fiscal 2003, we may enter into these agreements to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. The forward exchange contracts have been designated as cash-flow hedges. As of December 31, 2002, these cash-flow hedges were highly effective, in all material respects.

As a matter of policy, we only enter into contracts with counterparties that have at least an "A" (or equivalent) credit rating. The counterparties to these contracts are major financial institutions. We do not have significant exposure to any one counterparty. Our exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss under these hedging contracts is remote and in any event would not be material to the consolidated financial results. The contracts have varying maturities through the end of June 2004. Costs associated with entering into such contracts have not been material to our consolidated financial results. We do not utilize derivative financial instruments for trading or speculative purposes. At December 31, 2002, we had foreign currency contracts in the form of forward exchange contracts in the amount of $424.8 million. The foreign currencies included in the forward exchange contracts (notional value stated in U.S. dollars) are principally the Euro ($134.9 million), Swiss franc
($76.2 million), Japanese yen ($53.3 million), British pound ($45.4 million) and Canadian dollar ($39.6 million).

Market Risk
Using the value-at-risk model, as discussed in our annual report on Form 10-K for the fiscal year ended June 30, 2002, our average value-at-risk, calculated for the most recent twelve months, is $6.1 million related to our foreign exchange contracts. There have been no significant changes in market risk since June 30, 2002 that would have a material effect on our calculated value-at-risk exposure, as disclosed in the annual report on Form 10-K for the fiscal year ended June 30, 2002.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

As disclosed in the annual report on Form 10-K for the fiscal year ended
June 30, 2002, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgements can be subjective and complex, and consequently actual results could differ from those estimates. Our most critical accounting policies relate to revenue recognition; concentration of credit risk; inventory; pension and other postretirement benefit costs; goodwill and other intangible assets; income taxes; and derivatives. Based on the recent performance of the equity markets, we adjusted the expected rate of return on plan assets for our noncontributory defined benefit pension plan to 8.5% for fiscal 2003 which will result in a higher calculated pension expense. Since June 30, 2002, there have been no changes in our critical accounting policies and no other significant changes to the assumptions and estimates related to them.

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

         (vi) changes in the laws, regulations and policies, including changes in accounting standards, tax laws and regulations, trade rules and customs regulations, and the outcome and expense of legal or regulatory proceedings, that affect, or will affect, our business;

         (vii) foreign currency fluctuations affecting our results of operations and the value of our foreign assets, the relative prices at which we and our foreign competitors sell products in the same markets and our operating and manufacturing costs outside of the United States;

         (viii) changes in global or local economic conditions that could affect consumer purchasing, the financial strength of our customers, the cost and availability of capital, which we may need for new equipment, facilities or acquisitions, and the assumptions underlying our critical accounting policies and estimates;

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

                         THE ESTEE LAUDER COMPANIES INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                              December 31           June 30
                                                                                                 2002                2002
                                                                                                 ----                ----
                                                                                              (Unaudited)
                                                                                                        (In millions)
                                    ASSETS


Current Assets
Cash and cash equivalents...............................................................       $  654.8            $  546.9
Accounts receivable, net................................................................          694.8               624.8
Inventory and promotional merchandise, net..............................................          534.6               544.5
Prepaid expenses and other current assets...............................................          201.0               211.4
                                                                                                -------             -------
     Total current assets...............................................................        2,085.2             1,927.6
                                                                                                -------             -------

Property, Plant and Equipment, net......................................................          581.2               580.7
                                                                                                -------             -------

Other Assets
Investments, at cost or market value....................................................           30.0                30.3
Deferred income taxes...................................................................           73.4                72.7
Goodwill, net ..........................................................................          676.1               675.6
Other intangible assets, net............................................................           17.6                18.4
Other assets, net.......................................................................          102.1               111.2
                                                                                                -------             -------
     Total other assets.................................................................          899.2               908.2
                                                                                                -------             -------
              Total assets..............................................................       $3,565.6            $3,416.5
                                                                                                =======             =======

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Short-term debt.........................................................................       $   84.0            $    6.6
Accounts payable........................................................................          202.5               216.4
Accrued income taxes....................................................................          127.5               110.0
Other accrued liabilities...............................................................          780.1               626.6
                                                                                                -------             -------
     Total current liabilities..........................................................        1,194.1               959.6
                                                                                                -------             -------

Noncurrent Liabilities
Long-term debt..........................................................................          323.7               403.9
Other noncurrent liabilities............................................................          255.1               231.1
                                                                                                -------             -------
     Total noncurrent liabilities.......................................................          578.8               635.0
                                                                                                -------             -------


$6.50 Cumulative Redeemable Preferred Stock, at redemption value........................          360.0               360.0
                                                                                                -------             -------

Stockholders' Equity
Common stock, $.01 par value; 650,000,000 shares Class A authorized; shares issued: 131,634,610 at December 31, 2002 and 131,567,986 at June 30, 2002;
   240,000,000 shares Class B authorized; shares issued and outstanding: 108,412,533
   at December 31, 2002 and June 30, 2002...............................................            2.4                 2.4
Paid-in capital.........................................................................          267.6               268.8
Retained earnings.......................................................................        1,488.5             1,363.7
Accumulated other comprehensive loss....................................................          (79.3)              (92.5)
                                                                                                -------             -------
                                                                                                1,679.2             1,542.4
Less: Treasury stock, at cost; 7,783,560 Class A shares at December 31, 2002
   and 2,377,860 Class A shares at June 30, 2002........................................         (246.5)              (80.5)
                                                                                                -------             -------
     Total stockholders' equity.........................................................        1,432.7             1,461.9
                                                                                                -------             -------
              Total liabilities and stockholders' equity................................       $3,565.6            $3,416.5
                                                                                                =======             =======

                  See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                       Six Months Ended
                                                                                                          December 31
                                                                                                          -----------
                                                                                                       2002          2001
                                                                                                       ----          ----
                                                                                                          (In millions)

Cash Flows from Operating Activities
   Net earnings...............................................................................       $ 183.0      $  166.6
   Adjustments to reconcile net earnings to net cash
     flows provided by operating activities:
       Depreciation and amortization..........................................................          85.1          77.4
       Deferred income taxes..................................................................          17.8          10.0
       Minority interest......................................................................           2.8           3.2
       Cumulative effect of a change in accounting principle..................................           -            20.6
       Non-cash stock compensation............................................................          (1.6)         (1.8)

   Changes in operating assets and liabilities:
       Increase in accounts receivable, net...................................................         (56.9)        (75.7)
       Decrease in inventory and promotional merchandise, net.................................          17.0          74.5
       Increase in other assets, net..........................................................          (6.9)        (30.1)
       Decrease in accounts payable...........................................................         (17.3)        (87.6)
       Increase in accrued income taxes.......................................................          15.7          66.2
       Increase in other accrued liabilities..................................................         116.4          24.6
       Increase in other noncurrent liabilities...............................................          14.9          13.6
                                                                                                       -----         -----
         Net cash flows provided by operating activities......................................         370.0         261.5
                                                                                                       -----         -----

Cash Flows from Investing Activities
   Capital expenditures.......................................................................         (71.1)        (98.1)
   Acquisition of businesses, net of cash acquired............................................          (0.4)        (10.3)
   Proceeds from the disposition of long-term investments.....................................           1.6           2.7
                                                                                                       -----         -----
         Net cash flows used for investing activities.........................................         (69.9)       (105.7)
                                                                                                       -----         -----

Cash Flows from Financing Activities
   Increase (decrease) in short-term debt, net................................................           0.3          (0.2)
   Repayments of long-term debt...............................................................          (2.8)         (2.9)
   Net proceeds from employee stock transactions..............................................           1.2           2.7
   Payments to acquire treasury stock.........................................................        (165.9)        (34.2)
   Dividends paid.............................................................................         (23.6)        (35.6)
                                                                                                       -----         -----
         Net cash flows used for financing activities.........................................        (190.8)        (70.2)
                                                                                                       -----         -----

Effect of Exchange Rate Changes on Cash and Cash Equivalents..................................          (1.4)         10.1
                                                                                                       -----         -----

   Net Increase in Cash and Cash Equivalents..................................................         107.9          95.7
   Cash and Cash Equivalents at Beginning of Period...........................................         546.9         346.7
                                                                                                       -----         -----
   Cash and Cash Equivalents at End of Period.................................................       $ 654.8       $ 442.4
                                                                                                       =====         =====

Supplemental disclosures of cash flow information:

   Cash paid during the period for:
       Interest ..............................................................................      $   9.2       $    9.6
                                                                                                      =====          =====
       Income taxes...........................................................................      $  58.8       $   35.3
                                                                                                      =====          =====
   Non-cash items:
       Tax benefit from exercise of stock options.............................................      $   0.3       $    1.0
                                                                                                      =====          =====

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

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K for the year ended June 30, 2002.

Net Earnings Per Common Share

For the three month and six month periods ended December 31, 2002, net earnings per common share ("basic EPS") is computed by dividing net earnings, after deducting preferred stock dividends on the Company's $6.50 Cumulative Redeemable Preferred Stock, by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions). Net earnings per common share assuming dilution ("diluted EPS") is computed by reflecting potential dilution from the exercise of stock options.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

                                                                           Three Months Ended          Six Months Ended
                                                                              December 31                 December 31
                                                                              -----------                 -----------
                                                                             2002       2001             2002       2001
                                                                             ----       ----             ----       ----
                                                                                               (Unaudited)
                                                                               (In millions, except per share data)

Numerator:
Net earnings before accounting change.................................    $   109.6  $    90.1       $   183.0  $   187.2
Preferred stock dividends.............................................          5.8        5.8            11.7       11.7
                                                                            -------    -------          ------    -------
Net earnings attributable to common stock before accounting change....        103.8       84.3           171.3      175.5
Cumulative effect of a change in accounting principle, net of tax.....          -          -              -         (20.6)
                                                                            -------    -------         -------    -------
Net earnings attributable to common stock.............................    $   103.8  $    84.3       $   171.3  $   154.9
                                                                            =======    =======         =======    =======

Denominator:
Weighted average common shares outstanding - Basic....................        233.1      238.1           234.2      238.5
Effect of dilutive securities: Stock options..........................          1.9        2.6             2.0        3.0
                                                                            -------    -------         -------    -------
Weighted average common shares outstanding - Diluted..................        235.0      240.7           236.2      241.5
                                                                            =======    =======         =======    =======

Basic net earnings per common share:
Net earnings before accounting change.................................    $     .45  $    .35        $     .73  $     .74
Cumulative effect of a change in accounting principle, net of tax.....          -         -                -         (.09)
                                                                            -------   -------          -------    -------
Net earnings..........................................................    $     .45  $    .35        $     .73  $     .65
                                                                            =======   =======          =======    =======

Diluted net earnings per common share:
Net earnings before accounting change.................................    $     .44  $    .35        $     .73  $     .73
Cumulative effect of a change in accounting principle, net of tax.....          -         -                -         (.09)
                                                                           --------   -------          -------   --------
Net earnings..........................................................    $     .44  $    .35        $     .73  $     .64
                                                                           ========   =======          =======   ========

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2002 and 2001, options to purchase 21.7 million and 14.5 million shares, respectively, of common stock were not included in the computation of diluted EPS because the exercise prices of those options were greater than the average market price of the common stock. The options were still outstanding at the end of the applicable period.

Dividends

In May 2002, the Board of Directors determined that it would pay future cash dividends on the common stock annually rather than quarterly. The first annual dividend was declared October 30, 2002 in the amount of $.20 per share, payable on January 3, 2003 to stockholders of record at the close of business on December 12, 2002 and is included in accrued liabilities at December 31, 2002.

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and retail customer deductions of $35.4 million and $30.6 million as of December 31, 2002 and June 30, 2002, respectively.

Inventory and Promotional Merchandise

Inventory and promotional merchandise only include inventory considered saleable or usable in future periods, and are stated at the lower of cost or market, with cost being determined on the first-in, first-out method. Promotional merchandise is charged to expense at the time the merchandise is shipped to the Company's customers.

                                                                         December 31        June 30
                                                                            2002              2002
                                                                            ----              ----
                                                                         (Unaudited)
                                                                                 (In millions)

         Inventory and promotional merchandise consists of:
           Raw materials.........................................          $ 121.6          $ 117.5
           Work in process.......................................             27.8             27.0
           Finished goods........................................            273.2            272.2
           Promotional merchandise...............................            112.0            127.8
                                                                           -------           ------
                                                                           $ 534.6          $ 544.5
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

                                                                        December 31         June 30
                                                                            2002              2002
                                                                            ----              ----
                                                                         (Unaudited)
                                                                                   (In millions)


         Land ...................................................          $  13.1         $   13.0
         Buildings and improvements..............................            147.4            144.0
         Machinery and equipment.................................            635.4            611.7
         Furniture and fixtures..................................             92.0             86.1
         Leasehold improvements..................................            486.3            447.2
                                                                           -------          -------
                                                                           1,374.2          1,302.0
         Less accumulated depreciation and amortization..........            793.0            721.3
                                                                           -------          -------
                                                                          $  581.2         $  580.7
                                                                           =======          =======

Depreciation and amortization of property, plant and equipment was $38.8 million and $33.9 million during the three months ended December 31, 2002 and 2001, respectively, and $75.2 million and $65.3 million during the six months ended December 31, 2002 and 2001, respectively.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Restructuring Accrual

During the six-month period ended December 31, 2002, the Company paid $20.0 million against its restructuring accrual of which $16.1 million related to the fiscal 2002 charges and $3.9 million related to the fiscal 2001 charges, bringing the restructuring accrual balance at December 31, 2002 to $41.2 million. Approximately $13.0 million of this amount related to severance payments to 224 employees. There have been no material changes to the restructuring plans since June 30, 2002.

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgements can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The Company's most critical accounting policies relate to revenue recognition; concentration of credit risk; inventory; pension and other postretirement benefit costs; goodwill and other intangible assets; income taxes; and derivatives.

Recently Issued Accounting Standards

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based
Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 "Accounting for Stock-Based Compensation". Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 will be effective for all financial statements for fiscal years ending after December 15, 2002. The disclosure requirements shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 31, 2002. The Company expects to adopt the disclosure portion of this statement for the fiscal quarter ending March 31, 2003. The application of this standard will have no impact on the Company's consolidated financial position or results of operations.

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

Comprehensive income and its components, net of tax, are as follows:

                                                                          Three Months Ended           Six Months Ended
                                                                              December 31                 December 31
                                                                              -----------                 -----------
                                                                            2002       2001             2002        2001
                                                                            ----       ----             ----        ----
                                                                                            (Unaudited)
                                                                                            (In millions)

Net earnings.....................................................         $   109.6  $    90.1       $   183.0     $  166.6
                                                                           --------   --------        --------      -------
Other comprehensive income:
     Net unrealized investment gain (loss).......................              (0.2)       1.1            (1.5)        (1.8)
     Net derivative instruments gain (loss)......................               0.4        0.6             4.0          -
     Net minimum pension liability adjustments...................               -          -              (0.3)        (0.3)
     Translation adjustments.....................................              17.4       (8.0)           11.0         14.5
                                                                           --------   --------        --------      -------

     Other comprehensive income (loss)...........................              17.6       (6.3)           13.2         12.4
                                                                           --------   --------        --------      -------

Comprehensive income.............................................         $   127.2  $    83.8      $    196.2     $  179.0
                                                                           ========   ========       =========      =======


The accumulated net loss on derivative instruments consists of the following:

                                                                          Three Months Ended           Six Months Ended
                                                                              December 31                 December 31
                                                                              -----------                 -----------
                                                                            2002       2001             2002        2001
                                                                            ----       ----             ----        ----
                                                                                            (Unaudited)
                                                                                            (In millions)

OCI - derivative instruments, beginning of period................         $    (5.5) $    (2.6)      $    (9.1)    $   (2.0)
                                                                           --------   --------        --------      -------
     Gain (loss) on derivative instruments.......................              (1.9)       0.5             0.3         (0.7)
     Reclassification to earnings of net loss during the period..               2.6        0.4             6.0          0.8
     Provision for deferred income taxes.........................              (0.3)      (0.3)           (2.3)        (0.1)
                                                                           --------   --------        --------      -------

     Net derivative instruments gain (loss)......................               0.4        0.6             4.0         -
                                                                           --------   --------        --------      -------
OCI - derivative instruments, end of period......................         $    (5.1) $    (2.0)     $     (5.1)    $   (2.0)
                                                                           ========   ========       =========      =======


The $5.1 million, net of tax, derivative instrument loss recorded in OCI at December 31, 2002 related to forward contracts that the Company estimates will be recognized through earnings during the next eighteen months. Of the $2.0 million net derivative instruments loss recorded in OCI at the end of the prior-year period, $2.6 million, net of tax, related to interest rate swaps and options. Offsetting the net loss was $0.6 million, net of tax, related to forward contracts and foreign currency options that the Company recognized through earnings as gains during fiscal 2002. OCI losses relating to interest rate swaps or options were recognized through earnings in fiscal 2002 upon repayment of the term loan in February 2002.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Segment Data and Related Information

Reportable operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the "Chief Executive") in deciding how to allocate resources and in assessing performance. Although the Company operates in one business segment, beauty products, management also evaluates performance on a product category basis. Performance is measured based upon net sales and operating income. Operating income represents earnings before income taxes and net interest expense. The accounting policies for each of the categories presented are substantially the same as those for the consolidated financial statements and the reportable segment included in the annual report on Form 10-K for the year ended June 30, 2002. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements, thus no additional information is produced for the Chief Executive or included herein. There has been no significant variance in the total or long-lived asset value associated with each segment since June 30, 2002.

                                                                           Three Months Ended          Six Months Ended
                                                                               December 31                December 31
                                                                               -----------                -----------
                                                                             2002       2001             2002      2001
                                                                             ----       ----             ----      ----
                                                                                            (Unaudited)
                                                                                            (In millions)

SEGMENT DATA
   Net Sales:
      Skin Care........................................................   $   479.3  $   444.8      $   900.8  $   840.9
      Makeup...........................................................       476.8      428.1          944.8      878.0
      Fragrance........................................................       386.3      362.4          682.8      655.8
      Hair Care........................................................        60.2       58.4          110.6      108.4
      Other............................................................        10.1        4.5           16.2        9.9
                                                                            -------    -------       --------   --------
                                                                          $ 1,412.7  $ 1,298.2      $ 2,655.2  $ 2,493.0
                                                                           ========   ========       ========   ========
   Operating Income:
      Skin Care........................................................   $    84.4  $    77.3      $   130.4  $   143.9
      Makeup...........................................................        57.4       45.1           95.1       99.2
      Fragrance........................................................        21.3       11.5           50.0       42.5
      Hair Care........................................................         4.8       10.0            8.6       11.7
      Other............................................................         2.1       (0.4)           0.3       (0.9)
                                                                           --------   --------       --------   --------
                                                                              170.0      143.5          284.4      296.4
      Reconciliation:
         Interest expense, net.........................................         2.2        1.9            5.1        5.7
                                                                           --------   --------       --------   --------
      Earnings before income taxes, minority interest and
         accounting change.............................................   $   167.8  $   141.6      $   279.3  $   290.7
                                                                           ========   ========       ========   ========


REGIONAL DATA
   Net Sales:
      The Americas.....................................................   $   783.5  $   751.4      $ 1,571.2  $ 1,521.7
      Europe, the Middle East & Africa.................................       438.0      368.3          742.5      642.1
      Asia/Pacific.....................................................       191.2      178.5          341.5      329.2
                                                                           --------   --------       --------   --------
                                                                          $ 1,412.7  $ 1,298.2      $ 2,655.2  $ 2,493.0
                                                                           ========   ========       ========   ========
   Operating Income:
      The Americas.....................................................   $    70.9  $    61.1      $   136.0  $   164.9
      Europe, the Middle East & Africa.................................        73.4       53.8          118.0       92.6
      Asia/Pacific.....................................................        25.7       28.6           30.4       38.9
                                                                           --------   --------       --------   --------
                                                                          $   170.0  $   143.5      $   284.4  $   296.4
                                                                           ========   ========       ========   ========

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

In August 2000, an affiliate of Revlon, Inc. sued the Company and its subsidiaries in the U.S. District Court, Southern District of New York, for alleged patent infringement and related claims. Revlon alleges that five Estee Lauder products, two Origins foundations, a La Mer concealer and a jane foundation infringe its patent. Revlon is seeking, among other things, treble damages, punitive damages, equitable relief and attorneys' fees. The Company filed counterclaims, which, among other things, challenge the validity of the patent. Mediation directed by the Court took place in August 2001 and in January 2002, but did not result in resolution of the litigation. In January 2002, the Court indefinitely postponed the trial date (then set for February 2002) and established a schedule for pretrial motions. Both parties have filed summary judgment motions, and the judge has referred the motions to a magistrate. The magistrate is expected to schedule oral argument on the motions.
The Company intends to defend the lawsuit vigorously. Although the final outcome cannot be predicted with certainty, based on legal analysis and the discovery proceedings in the litigation, management believes that the case will not have a material adverse effect on the Company's consolidated financial condition.

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

In 1998, the Office of the Attorney General of the State of New York (the "State") notified the Company and ten other entities that they are potentially responsible parties ("PRPs") with respect to the Blydenburgh landfill in Islip, New York. Each PRP may be jointly and severally liable for the costs of investigation and cleanup, which the State estimates to be $16 million. While the State has sued other PRPs in connection with the site (including Hickey's Carting, Inc., Dennis C. Hickey and Maria Hickey, collectively the "Hickey Parties"), the State has not sued the Company. The Company and certain otherPRPs are in discussions with the State regarding possible settlement of the matter. On September 9, 2002, the Hickey Parties brought contribution actions against the Company and other Blydenburgh PRPs in the State's lawsuit against the Hickey Parties in the U.S. District Court for the Eastern District of New York. These actions seek to recover, among other things, any damages for which the Hickey parties are found liable in the State's lawsuit against them, and related costs and expenses, including attorneys' fees. The Company intends to defend the contribution claim vigorously. While no assurance can be given as to the ultimate outcome, management believes that the Blydenburgh matters will not have a material adverse effect on the Company's consolidated financial condition.

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

                         THE ESTEE LAUDER COMPANIES INC.

                           PART II. OTHER INFORMATION


Item 4. Submission of matters to a vote of security holders

(a) The Annual Meeting of Stockholders of the Company was held on October 30, 2002.

(b)     The following directors were elected at the Annual Meeting of
        Stockholders: Charlene Barshefsky, Leonard A. Lauder, Ronald S. Lauder and Marshall Rose, as Class III Directors for a term expiring at the 2005 Annual Meeting. The Class I Directors, whose terms expire at the 2003 Annual Meeting, are Irvine O. Hockaday, Jr. and Fred H.Langhammer. The Class II Directors, whose terms expire at the 2004 Annual Meeting, are Lynn Forester de Rothschild, William P. Lauder and Richard D. Parsons.

(c) (i) Each person elected as a director at the Annual Meeting received the number of votes (shares of Class B Common Stock are entitled to ten votes per share) indicated beside his or her name:

                 Name                              Votes For                    Votes Withheld
                 ----                              ---------                    --------------
                 Charlene Barshefsky               1,179,484,364                  3,065,531
                 Leonard A. Lauder                 1,160,812,325                 21,737,620
                 Ronald S. Lauder                  1,180,138,696                  2,411,249
                 Marshall Rose                     1,180,531,215                  2,018,730

         (ii) 1,182,363,227 votes (shares of Class B Common Stock are entitled to ten votes per share) were cast for and 117,214 votes were cast against the ratification of the appointment of KPMG LLP as independent auditors of the Company for the 2003 fiscal year. There were 69,504 abstentions and 186,718 broker nonvotes.

(d)      Not applicable.


Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits  --

          None.

(b)      Reports on Form 8-K  --

On October 1, 2002, we filed a Current Report on Form 8-K. Pursuant to Item 5 of Form 8-K, we reaffirmed our expectations for sales growth and earnings per share for the first fiscal quarter ended September 30, 2002.

On October 29, 2002, we filed a Current Report on Form 8-K. Pursuant to Item 5 of Form 8-K, we reported our fiscal 2003 first-quarter results.

On October 30, 2002, we filed a Current Report on Form 8-K. Pursuant to Item 5 of Form 8-K, we reported matters approved by the Board of Directors and the stockholders.

                                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              THE ESTEE LAUDER COMPANIES INC.



Date:  January 30, 2003                       By: :  /s/Richard W. Kunes
                                                   ----------------------
                                                        Richard W. Kunes
                                                      Senior Vice President
                                                  and Chief Financial Officer
                                                    (Principal Financial and
                                                        Accounting Officer)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14)for the registrant and we have:

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

Date:    January 30, 2003



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

Date:    January 30, 2003



                               /s/ Richard W. Kunes
                               --------------------
                               Richard W. Kunes
                               Senior Vice President and Chief Financial Officer