Form 10-Q
period 2003-03-31
ESTEE LAUDER COMPANIES INC
filed 2003-05-01
CIK 1001250

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004
                             ______________________

                                    FORM 10-Q


                                   (Mark One)
[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                  For the quarterly period ended March 31, 2003

                                       OR

[ ]  Transition Report Pursuant to Section 13 or 15(d)of the Securities Exchange
                                  Act of 1934

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At April 23, 2003, 122,155,958 shares of the registrant's Class A Common Stock, $.01 par value, and 108,412,533 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding.

                         THE ESTEE LAUDER COMPANIES INC.

                                      Index
                                                                           Page
Part I. Financial Information

  Consolidated Statements of Earnings --
     Three Months and Nine Months Ended March 31, 2003 and 2002........      2

  Management's Discussion and Analysis of
     Financial Condition and Results of Operations.....................      3

  Consolidated Balance Sheets --
     March 31, 2003 and June 30, 2002..................................     14

  Consolidated Statements of Cash Flows --
     Nine Months Ended March 31, 2003 and 2002.........................     15

  Notes to Consolidated Financial Statements...........................     16

  Controls and Procedures..............................................     22

Part II. Other Information.............................................     23

                         THE ESTEE LAUDER COMPANIES INC.

                          PART I. FINANCIAL INFORMATION

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                                           Three Months Ended          Nine Months Ended
                                                                                March 31                    March 31
                                                                                --------                    --------
                                                                            2003        2002            2003        2002
                                                                            ----        ----            ----        ----

                                                                                (In millions, except per share data)

Net Sales........................................................          $1,239.4   $1,121.7        $3,894.6    $3,614.7
Cost of sales....................................................             316.6      318.3         1,045.1     1,006.9
                                                                           --------   --------        --------    --------

Gross Profit.....................................................             922.8      803.4         2,849.5     2,607.8
                                                                           --------   --------        --------    --------

Operating expenses:
   Selling, general and administrative...........................             790.5      719.4         2,422.5     2,218.5
   Related party royalties.......................................               4.5        2.9            14.8        11.8
                                                                           --------   --------        --------    --------
                                                                              795.0      722.3         2,437.3     2,230.3
                                                                           --------   --------        --------    --------

Operating Income.................................................             127.8       81.1           412.2       377.5

Interest expense, net............................................               1.9        2.6             7.0         8.3
                                                                           --------   --------        --------    --------
Earnings before Income Taxes, Minority Interest
 and Accounting Change...........................................             125.9       78.5           405.2       369.2

Provision for income taxes.......................................              41.0       27.1           134.5       127.4
Minority interest, net of tax....................................              (1.1)      (0.7)           (3.9)       (3.9)
                                                                           --------   --------        --------    --------
Net Earnings before Accounting Change............................              83.8       50.7           266.8       237.9

Cumulative effect of a change in accounting principle............                 -          -               -       (20.6)
                                                                           --------   --------        --------    --------
Net Earnings ....................................................              83.8       50.7           266.8       217.3

Preferred stock dividends........................................               5.9        5.9            17.6        17.6
                                                                           --------   --------        --------    --------
Net Earnings Attributable to Common Stock........................          $   77.9   $   44.8        $  249.2    $  199.7
                                                                           ========   ========        ========    ========

Basic net earnings per common share:
     Net earnings attributable to common stock before
      accounting change..........................................          $    .34   $    .19        $   1.07    $    .93
     Cumulative effect of a change in accounting principle.......               -          -              -           (.09)
                                                                           --------   --------        --------    --------
     Net earnings attributable to common stock...................          $    .34   $    .19        $   1.07    $    .84
                                                                           ========   ========        ========    ========

Diluted net earnings per common share:
     Net earnings attributable to common stock before
      accounting change..........................................          $    .33   $    .19        $   1.06    $    .92
     Cumulative effect of a change in accounting principle.......               -          -               -          (.09)
                                                                           --------   --------        --------    --------
     Net earnings attributable to common stock...................          $    .33   $    .19        $   1.06    $    .83
                                                                           ========   ========        ========    ========

Weighted average common shares outstanding:
     Basic.......................................................             232.1      237.9           233.5       238.3
     Diluted.....................................................             234.0      240.4           235.5       241.1

Cash dividends declared per common share.........................          $   -      $    .05        $    .20    $    .15

                                            See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results Of Operations

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories which are distributed in over 130 countries and territories. The following is a comparative summary of operating results for the three and nine months ended March 31, 2003 and 2002, and reflects the basis of presentation described in Note 1 to the consolidated financial statements for all periods presented. Sales of products and services that do not meet our definition of skin care, makeup, fragrance or hair care have been included in the "other" category.

                                                                          Three Months Ended           Nine Months Ended
                                                                               March 31                     March 31
                                                                          ------------------           -----------------
                                                                             2003       2002             2003       2002
                                                                             ----       ----             ----       ----
                                                                                             (In millions)

Net Sales
   By Region:
      The Americas...............................................          $  721.5   $  696.5        $2,292.7    $2,218.2
      Europe, the Middle East & Africa...........................             361.5      291.3         1,104.0       933.4
      Asia/Pacific...............................................             156.4      133.9           497.9       463.1
                                                                           --------   --------        --------    --------
                                                                           $1,239.4   $1,121.7        $3,894.6    $3,614.7
                                                                           ========   ========        ========    ========

   By Product Category:
      Skin Care..................................................          $  507.8   $  438.4        $1,408.6    $1,279.3
      Makeup.....................................................             491.4      470.5         1,436.2     1,348.5
      Fragrance..................................................             181.6      156.5           864.4       812.3
      Hair Care..................................................              53.2       49.6           163.8       158.0
      Other......................................................               5.4        6.7            21.6        16.6
                                                                           --------   --------        --------    --------
                                                                           $1,239.4   $1,121.7        $3,894.6    $3,614.7
                                                                           ========   ========        ========    ========

Operating Income
   By Region:
      The Americas...............................................          $   76.9   $   37.7        $  212.9    $  202.6
      Europe, the Middle East & Africa...........................              44.7       37.3           162.7       129.9
      Asia/Pacific...............................................               6.2        6.1            36.6        45.0
                                                                           --------   --------        --------    --------
                                                                           $  127.8   $   81.1        $  412.2    $  377.5
                                                                           ========   ========        ========    ========

By Product Category:
      Skin Care..................................................          $   74.4   $   58.9        $  204.8    $  202.8
      Makeup.....................................................              59.5       41.5           154.6       140.7
      Fragrance..................................................              (7.6)     (20.9)           42.4        21.6
      Hair Care..................................................               1.8        0.6            10.4        12.3
      Other......................................................              (0.3)       1.0               -         0.1
                                                                           --------   --------        --------    --------
                                                                           $  127.8   $   81.1        $  412.2    $  377.5
                                                                           ========   ========        ========    ========




                                          THE ESTEE LAUDER COMPANIES INC.
                                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table presents certain consolidated earnings data as a percentage of net sales:

                                                                          Three Months Ended       Nine Months Ended
                                                                                March 31                March 31
                                                                          ------------------       -----------------
                                                                            2003        2002         2003       2002
                                                                            ----        ----         ----       ----

Net sales........................................................           100.0%      100.0%        100.0%    100.0%
Cost of sales....................................................            25.6        28.4          26.8      27.9
                                                                             ----        ----          ----      ----
Gross profit.....................................................            74.4        71.6          73.2      72.1
                                                                             ----        ----          ----      ----
Operating expenses
   Selling, general and administrative...........................            63.7        64.1          62.2      61.4
   Related party royalties.......................................             0.4         0.3           0.4       0.3
                                                                             ----        ----          ----      ----
                                                                             64.1        64.4          62.6      61.7
                                                                             ----        ----          ----      ----

Operating income.................................................            10.3         7.2          10.6      10.4
Interest expense, net............................................             0.2         0.2           0.2       0.2
                                                                             ----        ----          ----      ----

Earnings before income taxes, minority interest and accounting
   change........................................................            10.1         7.0          10.4      10.2
Provision for income taxes.......................................             3.3         2.4           3.5       3.5
Minority interest, net of tax....................................            (0.1)       (0.1)         (0.1)     (0.1)
                                                                             ----        ----          ----      ----

Net earnings before accounting change............................             6.7         4.5           6.8       6.6
Cumulative effect of a change in accounting principle............              -           -             -       (0.6)
                                                                             ----        ----          ----      ----
Net earnings.....................................................             6.7%        4.5%          6.8%      6.0%
                                                                             ====        ====          ====      ====


Third Quarter Fiscal 2003 as Compared with Third Quarter Fiscal 2002

Net Sales

Net sales increased 10% or $117.7 million to $1,239.4 million reflecting growth in all major product categories and geographic regions. The increase is partially due to new and recent product launches coupled with solid sales from our core products. Geographically, net sales in Europe, the Middle East &
Africa were led by double-digit growth from the continued recovery of our travel retail business as well as a double-digit increase in the United Kingdom. Results also benefited from the favorable comparison to the prior-year period which was adversely affected by the events of September 11, 2001 and, to a lesser extent, by the inventory contraction by U.S. retailers. Net sales in the current quarter were positively impacted by the weakening of the U.S. dollar. Excluding the impact of foreign currency translation, net sales increased 5%.

We expect that uncertainties associated with current international events, including the lingering effects of the war in Iraq and the concerns associated with severe acute respiratory syndrome ("SARS"), which began toward the end of our fiscal third quarter, will adversely affect our future sales and earnings.

Product Categories

Skin Care
Net sales of skin care products increased 16% or $69.4 million to $507.8 million. This increase in net sales was primarily attributable to the recent launches of Perfectionist Correcting Serum for Lines and Wrinkles and the Repairwear line of products. Additionally, the increase was supported by strong sales of Advanced Stop Signs, Resilience Lift OverNight Face and Throat Creme and A Perfect World Face and Body products. Partially offsetting this increase were lower net sales of certain existing products such as Advanced Night Repair Eye Recovery Complex, Stop Signs and Moisture Surge Extra. Excluding the impact of foreign currency translation, net sales increased 9%.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Makeup
Makeup net sales increased 4% or $20.9 million to $491.4 million. In addition to strong sales of certain makeup artist lines, the increase in net sales reflected the current period launch of MagnaScopic Mascara and Colour Surge Lipstick. Recently launched products such as So Ingenious Multi-Dimension Liquid Makeup and Loose Powder and Dewy Smooth Anti-Aging Makeup, as well as new and existing products in the Pure Color line, also contributed to increased net sales. Offsetting this increase were lower net sales of certain existing products such as Illusionist Mascara, Color Intensity Microfine Powder Eye Shadow and Incredible Lip Color. Excluding the impact of foreign currency translation, makeup net sales increased 1%.

Fragrance
Net sales of fragrance products increased 16% or $25.1 million to $181.6 million. In this quarter, our business continued to recover from last year's deterioration in the travel retail business, which is substantially fragrance driven. The increase in net sales also reflects the recent launch of Clinique Happy Heart, Estee Lauder pleasures intense, T girl and Intuition for Men as well as strong sales of Beautiful, Estee Lauder pleasures and Donna Karan Cashmere Mist. The increase was partially offset by lower net sales of certain other Tommy Hilfiger licensed products, Clinique Happy, Aromatics Elixir and Intuition. The importance of the travel retail business to this category makes it more susceptible to the current international uncertainties resulting from the lingering effects of the war in Iraq and the concerns associated with SARS. Excluding the impact of foreign currency translation, fragrance net sales increased 9%.

Hair Care
Hair care net sales increased 7% or $3.6 million to $53.2 million. This increase was primarily the result of sales growth from Aveda and Bumble and bumble products, partially offset by lower sales from Clinique's Simple Hair Care System. Growth in Aveda products reflects the launch of the new Light Elements line of products and the opening of new Aveda Environmental Lifestyle Stores (now known as Aveda Experience Centers), and was partially offset by a strategic reduction in the number of salons that offer Aveda products. Bumble and bumble product sales reflect increased distribution and the positive influence of product education offered to salons in our network.

The introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

Geographic Regions
Net sales in the Americas increased 4% or $25.0 million to $721.5 million, reflecting the success of our newer brands and new and recent product launches. Despite the increase, we continue to see a soft retail environment in the United States.

In Europe, the Middle East & Africa, net sales increased 24% or $70.2 million to $361.5 million. This increase was primarily the result of significantly higher net sales in our worldwide travel retail business, as sales continue to recover from the levels experienced after September 11, 2001. However, our travel retail business will be adversely affected by uncertainties associated with current world events including the lingering effects of the war in Iraq and the concerns associated with SARS. Net sales in the United Kingdom, Spain, Greece and South Africa experienced double-digit growth. Excluding the impact of foreign currency translation, Europe, the Middle East & Africa net sales increased 8%.

Net sales in Asia/Pacific increased 17% or $22.5 million to $156.4 million primarily due to strong net sales in Korea, China, Thailand and Australia. Although net sales in Japan increased as a result of the weakness of the US dollar compared to the Yen, Japan remains a difficult market due to local economic conditions and competition. Additionally, future Asia/Pacific results will reflect the impact of concerns associated with SARS. Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 7%.

We strategically stagger our new product launches by geographic market, which may contribute to differences in regional sales growth.


Cost of Sales

Cost of sales as a percentage of total net sales improved to 25.6% as compared with 28.4% in the prior-year quarter reflecting production and supply chain efficiencies, inventory control initiatives, benefits from changes in foreign exchange rates and lower promotional activities.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


We continued to emphasize sourcing initiatives and overall supply chain management resulting in lower production costs, whereas in the comparable prior year quarter we experienced under-absorption of overhead as a result of the impact of the events of September 11, 2001. Improved inventory controls and management also favorably impacted gross margins. Additionally, we benefited in the current-year quarter from the positive impact foreign exchange rate changes had on our material purchases.

The cost of purchase with purchase and gift with purchase merchandise as a component of cost of sales resulted from our adoption of EITF Issue No. 01-9. Since the cost of these promotional activities is a component of cost of sales and the timing and level of promotions vary with our promotional calendar, we have experienced, and expect to continue to experience, fluctuations in the cost of sales percentage. The inclusion of promotional merchandise as a component of cost of sales results in lower margins. A strategic shift to reduce these activities has contributed to the improvement in our gross profit margin for the period.

Operating Expenses

Operating expenses decreased to 64.1% of net sales as compared with 64.4% of net sales in the prior-year quarter. The decrease reflects the higher growth rate in sales, restructuring benefits and other cost containment efforts including improvements in productivity and reductions in selling expenses and other non-business building activities. In the current period, we increased our advertising, sampling and merchandising spending to support our overall business initiatives. The costs of these activities partially offset the decrease. Changes in advertising, sampling and merchandising spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

Operating Income

Operating income increased 58% or $46.7 million to $127.8 million as compared with the prior-year quarter. Operating margins were 10.3% of net sales in the current period as compared with 7.2% in the prior-year quarter. As previously discussed, the increase in operating margin reflects strong sales and gross profit margin growth including the benefits of our prior restructurings and ongoing cost containment efforts, particularly in the Americas region.

Product Categories
Operating income increased 43% to $59.5 million in makeup and increased 26% to $74.4 million in skin care due primarily to the strength of new products and lower manufacturing costs. Operating results improved 64% in fragrance primarily reflecting improved results from our travel retail business, but, as described elsewhere, continued improvement is likely to be adversely affected by current international uncertainties. Operating income increased significantly, off a smaller base, to $1.8 million in hair care, which reflects increased sales resulting primarily from new product launches and depressed results in the comparable prior-year period.

Geographic Regions
Operating income in the Americas increased more than 100% from $37.7 million to $76.9 million. This improvement correlates with our strategic efforts related to product support spending in the earlier part of this fiscal year as well as the benefits of our prior restructurings, inventory control initiatives and ongoing cost containment efforts, particularly as they relate to manufacturing and distribution costs. In Europe, the Middle East & Africa, operating income increased 20% or $7.4 million to $44.7 million primarily due to the significant increase in our travel retail business, but, as described elsewhere, continued improvement is likely to be adversely affected by current international uncertainties. Operating results improved in a number of markets led by the United Kingdom and Greece. In Asia/Pacific, operating income increased 2% or $0.1 million to $6.2 million reflecting improved results in Korea and Australia, which were offset by lower operating income in Japan.

Interest Expense, Net

Net interest expense was $1.9 million as compared with $2.6 million in the prior-year quarter. The decrease in interest expense reflects lower outstanding net borrowings, as a result of the partial repayment of commercial paper borrowings. Partially offsetting the decrease was a higher effective interest rate than that in the prior-year quarter.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Provision for Income Taxes

The provision for income taxes represents Federal, foreign, state and local income taxes. The effective rate for income taxes for the three months ended March 31, 2003 was 32.6% as compared with 34.5% in the prior-year period. These rates differ from statutory rates reflecting the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. The decrease in the effective tax rate was principally attributable to ongoing tax planning initiatives and the reduction of the overall tax rate relating to the Company's foreign operations.

Nine Months Fiscal 2003 as compared with Nine Months Fiscal 2002

Net Sales

Net sales increased 8% or $279.9 million to $3,894.6 million, reflecting growth in all product categories and all geographic regions. Product category results were led by skin care, and our regions were led by Europe, the Middle East and Africa, where results benefited from improvements in the travel retail business. We expect that uncertainties associated with the current international events, including the lingering effects of the war in Iraq and the concerns associated with SARS, will adversely affect our future sales and earnings. Excluding the impact of foreign currency translation, net sales increased 5%.

Product Categories

Skin Care
Net sales of skin care products increased 10% or $129.3 million to $1,408.6 million, which was primarily attributable to the recent launches of Perfectionist Correcting Serum for Lines and Wrinkles, the Repairwear line of products, Advanced Stop Signs and Resilience Lift OverNight Face and Throat Creme. Additionally, the increase was supported by strong sales of Re-Nutriv Ultimate Lifting Creme, A Perfect World line of products, Moisture Surge Extra and Moisture Surge Eye Gel, and products in Clinque's 3-Step Skin Care System. Partially offsetting this increase were lower net sales of certain existing products such as Stop Signs and Idealist Skin Refinisher. Also affecting these results was the successful prior year launch of Total Turnaround Cream. Excluding the impact of foreign currency translation, net sales increased 6%.

Makeup
Makeup net sales increased 7% or $87.7 million to $1,436.2 million due to strong sales of our makeup artist lines and current period launches of MagnaScopic Mascara and Colour Surge Lipstick. Additionally, sales were generated from recently launched products such as So Ingenious Multi-Dimension Liquid Makeup and Loose Powder and Dewy Smooth Anti-Aging Makeup, as well as new and existing products in the Pure Color line. Offsetting this increase were lower net sales of certain existing products such as Sumptuous Lipstick, Gentle Light Makeup and Powder and High Impact Eye Shadow Duos. Excluding the impact of foreign currency translation, makeup net sales increased 4%.

Fragrance
Net sales of fragrance products increased 6% or $52.1 million to $864.4 million. Although our business has been recovering from last year's deterioration in the travel retail business, which is substantially fragrance driven, our current forecasts are being reduced due to current international uncertainties. The increase in net sales reflects the recent launch of Estee Lauder pleasures intense, T girl, Intuition for Men, Donna Karan Black Cashmere and Clinique Happy Heart. Furthermore, strong sales of Youth Dew supported the increase in net sales. This net sales increase was partially offset by lower net sales of certain Tommy Hilfiger licensed products, Intuition and Estee Lauder pleasures. Excluding the impact of foreign currency translation, fragrance net sales increased 3%.

Hair Care
Hair care net sales increased 4% or $5.8 million to $163.8 million. This increase was primarily the result of sales growth from Aveda and Bumble and bumble products. We also increased the number of Company-owned Aveda Experience Centers and strategically decreased the number of salons that offer Aveda products.

The introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Geographic Regions
Net sales in the Americas increased 3% or $74.5 million to $2,292.7 million primarily reflecting growth from our newer brands as well as success of new and recently launched products. Despite the increase, we continue to see a soft retail environment in the United States.

In Europe, the Middle East & Africa, net sales increased 18% or $170.6 million to $1,104.0 million. This increase was primarily the result of higher net sales in our worldwide travel retail business, as sales continued to recover from the levels experienced after September 11, 2001. However, our travel retail business will be adversely affected by current world events including the lingering effects of the war in Iraq and the concerns associated with SARS. Net sales in the United Kingdom, Spain, Italy, Switzerland, France and Greece experienced double-digit growth. Excluding the impact of foreign currency translation, Europe, the Middle East & Africa net sales increased 8%.

Net sales in Asia/Pacific increased 8% or $34.8 million to $497.9 million primarily due to higher net sales in Korea, Japan and Thailand. Despite increased net sales in Japan, the country remains a difficult market due to local economic conditions and competition. Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 2%.

We strategically stagger our new product launches by geographic market, which may contribute to differences in regional sales growth.

Cost of Sales

Cost of sales as a percentage of total net sales improved to 26.8% from 27.9%, reflecting production and supply chain efficiencies and lower costs from promotional activities.

We continued to emphasize sourcing initiatives and overall supply chain management which resulted in lower manufacturing costs, whereas in the prior year we experienced under-absorption of overhead as a result of the impact of the events of September 11, 2001.

The inclusion of the cost of purchase with purchase and gift with purchase merchandise as a component of cost of sales resulted from our adoption of EITF Issue No. 01-9. Since the cost of these promotional activities is a component of cost of sales and the timing and level of promotions vary with our promotional calendar, we have experienced, and expect to continue to experience, fluctuations in the cost of sales percentage. The inclusion of promotional merchandise as a component of cost of sales results in lower margins. A strategic shift to reduce these activities has contributed to the improvement in our gross profit margin for the year.

Operating Expenses

Operating expenses increased to 62.6% of net sales as compared with 61.7% of net sales in the prior-year period. The increase in spending primarily related to advertising, sampling and merchandising activities particularly during the early portion of the current fiscal year (excluding purchase with purchase and gift with purchase activities, discussed as a component of cost of sales) to support our sales growth and build momentum going into the second half. Changes in advertising, sampling and merchandising spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

Operating Income

Operating income increased 9% or $34.7 million to $412.2 million as compared with the prior-year period. Operating margins were 10.6% of net sales in the current period as compared with 10.4% in the prior-year period. The increase in operating income and operating margin was primarily due to sales growth, strategically reduced promotional programs, benefits from our prior restructurings and our continued cost containment efforts.

Product Categories
Operating income increased 96% to $42.4 million in fragrance due primarily to improved results from our travel retail business. Operating income increased 10% to $154.6 million in makeup and 1% to $204.8 million in skin care reflecting higher net sales and continued spending, particularly in the earlier portion of the current year, on advertising, sampling and merchandising. Operating income decreased $1.9 million or 15% in hair care, which reflects continued spending to build retail distribution and product infrastructure to support future growth.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Geographic Regions
Operating income in the Americas increased 5% or $10.3 million to $212.9 million due to sales growth, the benefits of our prior restructurings and continued cost containment efforts. Operating income also benefited from the results of strategic efforts related to product support spending in the earlier part of the year that led to increased net sales in the third quarter. In Europe, the Middle East & Africa, operating income increased 25% or $32.8 million to $162.7 million primarily due to the significantly increased results generated from our travel retail business as well as improved operating results in the United Kingdom. As described elsewhere, profitability in the region is likely to be adversely affected by current international uncertainties. In Asia/Pacific, operating income decreased 19% or $8.4 million to $36.6 million. This decrease reflects improved results in Korea and Thailand, which were more than offset by a decrease in Australia, which derived a benefit in the prior-year period from a change in our retailer arrangements.

Interest Expense, Net

Net interest expense was $7.0 million as compared with $8.3 million in the prior-year period. The decrease in net interest expense was primarily due to higher interest income generated by higher invested cash balances and lower outstanding net borrowings. This improvement was partially offset by a higher effective interest rate, which resulted from the increased proportion of fixed rate debt as compared with variable rate debt in the same period last year.

Provision for Income Taxes

The provision for income taxes represents Federal, foreign, state and local income taxes. The effective rate for income taxes for the nine months ended March 31, 2003 was 33.2% as compared with 34.5% in the prior-year period. These rates differ from statutory rates reflecting the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. The decrease in the effective tax rate was principally attributable to ongoing tax planning initiatives and the reduction of the overall tax rate relating to the Company's foreign operations.

Accounting Change

Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No 142, "Goodwill and Other Intangible Assets". In accordance with SFAS No. 142, intangible assets, including purchased goodwill, must be evaluated for impairment. Based upon initial impairment testing we recorded a write down of goodwill in the amount of $20.6 million. This write down was reported as a cumulative effect of a change in accounting principle, as of July 1, 2001, in the accompanying consolidated statements of earnings.


Financial Condition
-------------------

Liquidity and Capital Resources

Our principal sources of funds historically have been cash flows from operations and borrowings under commercial paper, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks in the United States and abroad. At March 31, 2003, we had cash and cash equivalents of $528.0 million compared with $546.9 million at June 30, 2002.

We have a $750.0 million commercial paper program, under which we have issued, and may issue, commercial paper in the United States. Our commercial paper is currently rated A-1 by Standard & Poor's and P-1 by Moody's. Our long-term credit ratings are A+ by Standard & Poor's and A1 by Moody's. At March 31, 2003, our outstanding borrowings included $90.0 million of commercial paper; $249.0 million, net of $1.0 million of unamortized debt discount, of 6% Senior Notes due January 2012; a 350.0 million yen loan payable (approximately $2.9 million at current exchange rates), which was due in April 2003 (and has been repaid); and a 3.0 billion yen term loan (approximately $25.2 million at current exchange rates), which is due in March 2006. At March 31, 2003, the $90.0 million outstanding commercial paper has been characterized as short-term borrowings based on our intent to repay, and not refinance, that amount over the course of the next twelve months. As of March 31, 2003, we had an unused $400.0 million revolving credit facility, expiring on June 28, 2006. We also have an effective shelf registration statement covering the potential issuance of up to $500.0 million in debt securities.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Our business is seasonal in nature and, accordingly, our working capital needs vary. From time to time, the Company may enter into investing and financing transactions that require additional funding. To the extent that these needs exceed cash from operations, we could, subject to market conditions, issue up to an additional $660.0 million of commercial paper under our program, issue long-term debt securities or borrow under the revolving credit facility. As of March 31, 2003, we also had $82.6 million in additional credit facilities, of which $1.4 million was used.

Total debt as a percent of total capitalization was 17% at March 31, 2003 as compared with 18% at June 30, 2002.

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

Cash Flows
Net cash provided by operating activities was $415.9 million during the nine months ended March 31, 2003 as compared with net cash provided by operating activities of $365.6 million in the prior-year period. The improved operating cash flow primarily reflects increased earnings and increased advertising, sampling and merchandising accruals, which correspond to a higher level of spending and the type and timing of those activities. Partially offsetting this improvement was slower inventory reductions relative to the balances reported at June 30, 2002 and 2001, a lower increase in the level of accrued income taxes and a reduction in other noncurrent liabilities which reflected contributions related to pension obligations. We may make comparable additional pension contributions prior to the end of the fiscal year provided they qualify for a fall tax deduction.

Net cash used for investing activities was $110.2 million during the nine months ended March 31, 2003 compared with $145.6 million in the prior-year period. For both periods the use of cash primarily reflects capital expenditures, which were higher during the prior-year period.

The net cash used for financing activities in the current period primarily relates to common stock repurchases, dividend payments and the repayment of long-term debt. The net cash used for financing activities in the prior-year period reflects common stock repurchases and dividend payments. Net cash used for financing activities was $331.5 million during the nine months ended March 31, 2003 compared with $105.2 million in the prior-year period primarily reflecting an increase in the amount of common stock repurchases.

Dividends
On October 30, 2002, the Board of Directors declared an annual dividend of $.20 per share on our Class A and Class B Common Stock, payable on January 3, 2003 to stockholders of record at the close of business on December 12, 2002. Total dividends declared, including dividends on the $6.50 Cumulative Redeemable Preferred Stock, for the nine months ended March 31, 2003 were $64.0 million. As previously disclosed, the Board of Directors determined that it would pay dividends on the Company's common stock annually rather than quarterly.

Share Repurchase Program
In October 2002, the Board of Directors authorized the repurchase of up to 10.0 million additional shares of Class A Common Stock increasing the total authorization under the share repurchase program to 18.0 million shares. We have purchased, and may continue to purchase, over an unspecified period of time, shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. During the first nine months of fiscal 2003, we purchased an additional 7.2 million shares for $215.5 million, bringing the cumulative total of acquired shares to 9.7 million. The repurchase of shares of Class A Common Stock had an accretive effect on our earnings per share.

Commitments and Contingencies
We will be required to redeem the outstanding $6.50 Cumulative Redeemable Preferred Stock on June 30, 2005. However, in the event that Mrs. Estee Lauder were to pass away before such date, then we would have the right to redeem the shares from the current holders, and the holders of such shares would have the right to put the shares to us, at $100 per share (or an aggregate of $360.0 million). If shares of $6.50 Cumulative Redeemable Preferred Stock are put to us, we would have up to 120 days after notice to purchase such shares.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain of our business acquisition agreements include "earn-out" provisions. These provisions generally require that we pay to the seller or sellers of the business additional amounts based on the performance of the acquired business. The payments typically are made after a certain period of time and our next "earn-out" payment is expected to be made after the end of fiscal 2005. Since the size of each payment depends upon performance of the acquired business, we do not expect that such payments will have a material adverse impact on our future results of operations or financial condition.

In addition we are currently exploring alternatives for rental obligations associated with our executive offices in New York. Our current lease term expires in fiscal 2005, and our commitments under that agreement are included in the amounts reported in Note 15 "Commitments and Contingencies" as disclosed in the annual report on Form 10-K for the fiscal year ended June 30, 2002.


Business Acquisitions
On April 30, 2003, we completed the acquisition of the Paris-based Darphin group of companies that develops, manufactures and markets the "Darphin" brand of skin care products. The initial purchase price, paid at closing, was funded by cash provided by operations, the payment of which will not have a material effect on our results of operations or financial condition. An additional payment is expected to be made soon after our fiscal year ending June 30, 2008, the amount of which will depend on future net sales and earnings of the "Darphin" business.

Derivative Financial Instruments and Hedging Activities
We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. We enter into foreign currency forward exchange contracts and foreign currency options to reduce the effects of fluctuating foreign currency exchange rates. From time to time we also enter into interest rate contracts to manage interest rate risk. We categorize these instruments as entered into for purposes other than trading.

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

Foreign  Exchange Risk  Management
We enter into forward exchange contracts to hedge anticipated transactions as well as receivables and payables denominated in foreign currencies for periods consistent with our identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on our costs and on the cash flows that we receive from foreign subsidiaries. Almost all foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions rated as strong investment grade by a major rating agency. We also enter into foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. The forward exchange contracts and foreign currency options have been designated as cash-flow hedges. As a result of hedge effectiveness testing in the fiscal third quarter, certain contracts were de-designated as cash-flow hedges and the loss on those contracts was charged against current earnings. These amounts were not material to our consolidated results. As of March 31, 2003, the remaining outstanding cash-flow hedges were highly effective, in all material respects.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


As a matter of policy, we only enter into contracts with counterparties that have at least an "A" (or equivalent) credit rating. The counterparties to these contracts are major financial institutions. We do not have significant exposure to any one counterparty. Our exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss under these hedging contracts is remote and in any event would not be material to the consolidated financial results. The contracts have varying maturities through the end of June 2004. Costs associated with entering into such contracts have not been material to our consolidated financial results. We do not utilize derivative financial instruments for trading or speculative purposes. At March 31, 2003, we had foreign currency contracts in the form of forward exchange contracts and option contracts in the amount of $531.8 million and $57.7 million, respectively. The foreign currencies included in the forward exchange contracts (notional value stated in U.S. dollars) are principally the Euro ($143.8 million), Swiss franc ($82.4 million), Japanese yen ($60.5 million), Canadian dollar ($44.1 million), South Korean won ($43.2 million), British pound ($33.1 million) and Australian dollar ($27.1 million). The foreign currencies included in the option contracts (notional value stated in U.S. dollars) are principally the Swiss franc ($21.9 million), Canadian dollar ($21.0 million) and Euro ($11.7 million).

Market Risk
Using the value-at-risk model, as discussed in our annual report on Form 10-K for the fiscal year ended June 30, 2002, our average value-at-risk, calculated for the most recent twelve months, is $7.0 million related to our foreign exchange contracts. There have been no significant changes in market risk since June 30, 2002 that would have a material effect on our calculated value-at-risk exposure, as disclosed in the annual report on Form 10-K for the fiscal year ended June 30, 2002.

Critical Accounting Policies

As disclosed in the annual report on Form 10-K for the fiscal year ended June 30, 2002, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates. Our most critical accounting policies relate to revenue recognition; concentration of credit risk; inventory; pension and other postretirement benefits costs; goodwill and other intangible assets; income taxes; and derivatives. Based on the recent performance of the equity markets, we adjusted the expected rate of return on plan assets for our noncontributory defined benefit pension plan from 9.0% in fiscal 2002 to 8.5% for fiscal 2003 which will result in a higher calculated pension expense. Since June 30, 2002, there have been no changes in our critical accounting policies and no other significant changes to the assumptions and estimates related to them.

Recently Issued Accounting Standards

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 "Accounting for Stock-Based Compensation". Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. We adopted the disclosure portion of this statement for the current fiscal quarter ended March 31, 2003. The application of the disclosure portion of this standard will have no impact on our consolidated financial position or results of operations. The Financial Accounting Standards Board recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings pursuant to a standard they are currently deliberating, which they believe will become effective on January 1, 2004. We will continue to monitor their progress on the issuance of this standard as well as evaluate our position with respect to current guidance.

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

         (viii) changes in global or local economic or other conditions that could affect consumer purchasing, the willingness of people to travel, the financial strength of our customers, the cost and availability of capital, which we may need for new equipment, facilities or acquisitions, and the assumptions underlying our critical accounting policies and estimates;

         (ix) shipment delays, depletion of inventory and increased production costs resulting from disruptions of operations at any of the facilities which, due to consolidations in our manufacturing operations, now manufacture nearly all of our supply of a particular type of product (i.e. focus factories);

         (x) real estate rates and availability, which may affect our ability to increase the number of retail locations at which we sell our products and the costs associated with our executive offices;

         (xi) changes in product mix to products which are less profitable;

         (xii) our ability to acquire or develop e-commerce capabilities, and other new information and distribution technologies, on a timely basis and within our cost estimates;

         (xiii) our ability to capitalize on opportunities for improved efficiency, such as globalization, and to integrate acquired businesses and realize value therefrom; and

         (xiv) consequences attributable to the events that are currently taking place in Iraq and that took place in New York City and Washington, D.C. on September 11, 2001, including further attacks, retaliation and the threat of further attacks or retaliation.

We assume no responsibility to update forward-looking statements made herein or otherwise.

                        THE ESTEE LAUDER COMPANIES INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                               March 31           June 30
                                                                                                 2003               2002
                                                                                                 ----               ----
                                                                                              (Unaudited)
                                                                                                        (In millions)
                                    ASSETS


Current Assets
Cash and cash equivalents...............................................................       $  528.0            $  546.9
Accounts receivable, net................................................................          733.1               624.8
Inventory and promotional merchandise, net..............................................          532.4               544.5
Prepaid expenses and other current assets...............................................          200.4               211.4
                                                                                               --------            --------
     Total current assets...............................................................        1,993.9             1,927.6
                                                                                               --------            --------

Property, Plant and Equipment, net......................................................          581.2               580.7
                                                                                               --------            --------

Other Assets
Investments, at cost or market value....................................................           29.7                30.3
Deferred income taxes...................................................................           64.6                72.7
Goodwill, net ..........................................................................          679.7               675.6
Other intangible assets, net............................................................           19.4                18.4
Other assets, net.......................................................................           99.5               111.2
                                                                                               --------            --------
     Total other assets.................................................................          892.9               908.2
                                                                                               --------            --------
              Total assets..............................................................       $3,468.0            $3,416.5
                                                                                               ========            ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Short-term debt.........................................................................       $   94.4            $    6.6
Accounts payable........................................................................          185.5               216.4
Accrued income taxes....................................................................          118.6               110.0
Other accrued liabilities...............................................................          747.0               626.6
                                                                                               --------            --------
     Total current liabilities..........................................................        1,145.5               959.6
                                                                                               --------            --------
Noncurrent Liabilities
Long-term debt..........................................................................          274.2               403.9
Other noncurrent liabilities............................................................          212.0               231.1
                                                                                               --------            --------
     Total noncurrent liabilities.......................................................          486.2               635.0
                                                                                               --------            --------

$6.50 Cumulative Redeemable Preferred Stock, at redemption value........................          360.0               360.0
                                                                                               --------            --------

Stockholders' Equity
Common stock, $.01 par value; 650,000,000 shares Class A authorized; shares issued: 131,680,518 at March 31, 2003 and 131,567,986 at June 30, 2002;
   240,000,000 shares Class B authorized; shares issued and outstanding: 108,412,533
   at March 31, 2003 and June 30, 2002..................................................            2.4                 2.4
Paid-in capital.........................................................................          270.2               268.8
Retained earnings.......................................................................        1,566.5             1,363.7
Accumulated other comprehensive loss....................................................          (66.8)              (92.5)
                                                                                               --------            --------
                                                                                                1,772.3             1,542.4
Less: Treasury stock, at cost; 9,533,560 Class A shares at March 31, 2003
   and 2,377,860 Class A shares at June 30, 2002........................................         (296.0)              (80.5)
                                                                                               --------            --------
     Total stockholders' equity.........................................................        1,476.3             1,461.9
                                                                                               --------            --------
              Total liabilities and stockholders' equity................................       $3,468.0            $3,416.5
                                                                                               ========            ========

                                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                         Nine Months Ended
                                                                                                               March 31
                                                                                                         -----------------
                                                                                                         2003          2002
                                                                                                         ----          ----
                                                                                                            (In millions)

Cash Flows from Operating Activities
   Net earnings...............................................................................           $ 266.8   $ 217.3
   Adjustments to reconcile net earnings to net cash
     flows provided by operating activities:
       Depreciation and amortization..........................................................             127.8     117.6
       Deferred income taxes..................................................................              25.8      20.0
       Minority interest......................................................................               3.9       3.9
       Cumulative effect of a change in accounting principle..................................                -       20.6
       Non-cash stock compensation............................................................               0.1      (0.8)

   Changes in operating assets and liabilities:
       Increase in accounts receivable, net...................................................             (88.6)    (96.2)
       Decrease in inventory and promotional merchandise, net.................................              23.0     115.8
       Increase in other assets, net..........................................................              (8.9)    (42.1)
       Decrease in accounts payable...........................................................             (36.6)    (47.4)
       Increase in accrued income taxes.......................................................               6.7      34.7
       Increase in other accrued liabilities..................................................             125.7      17.2
       Increase (decrease) in other noncurrent liabilities....................................             (29.8)      5.0
                                                                                                         -------   -------
         Net cash flows provided by operating activities......................................             415.9     365.6
                                                                                                         -------   -------

Cash Flows from Investing Activities
   Capital expenditures.......................................................................            (107.1)   (139.9)
   Acquisition of businesses, net of cash acquired............................................              (7.1)    (10.2)
   Proceeds from the disposition of long-term investments.....................................               4.0       4.5
                                                                                                         -------   -------
         Net cash flows used for investing activities.........................................            (110.2)   (145.6)
                                                                                                         -------   -------

Cash Flows from Financing Activities
   Increase (decrease) in short-term debt, net................................................               0.7      (0.2)
   Proceeds from issuance of long-term debt, net..............................................                -      247.2
   Repayments of long-term debt...............................................................             (42.8)   (253.9)
   Net proceeds from employee stock transactions..............................................               2.0       4.8
   Payments to acquire treasury stock.........................................................            (215.5)    (49.8)
   Dividends paid.............................................................................             (75.9)    (53.3)
                                                                                                         -------   -------
         Net cash flows used for financing activities.........................................            (331.5)   (105.2)
                                                                                                         -------   -------

Effect of Exchange Rate Changes on Cash and Cash Equivalents..................................               6.9       7.5
                                                                                                         -------   -------

   Net Increase (Decrease) in Cash and Cash Equivalents.......................................             (18.9)    122.3
   Cash and Cash Equivalents at Beginning of Period...........................................             546.9     346.7
                                                                                                         -------   -------
   Cash and Cash Equivalents at End of Period.................................................           $ 528.0   $ 469.0
                                                                                                         =======   =======

Supplemental disclosures of cash flow information:

   Cash paid during the period for:
       Interest ..............................................................................           $  17.2   $  11.2
                                                                                                         =======   =======
       Income taxes...........................................................................           $  95.3   $  85.8
                                                                                                         =======   =======
   Non-cash items:

       Tax benefit from exercise of stock options.............................................           $   0.5   $   1.6
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

Net Earnings Per Common Share

For the three month and nine month periods ended March 31, 2003, net earnings per common share ("basic EPS") is computed by dividing net earnings, after deducting preferred stock dividends on the Company's $6.50 Cumulative Redeemable Preferred Stock, by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions). Net earnings per common share assuming dilution ("diluted EPS") is computed by reflecting potential dilution from the exercise of stock options.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

                                                                          Three Months Ended           Nine Months Ended
                                                                                March 31                    March 31
                                                                           -----------------           -----------------
                                                                            2003       2002             2003        2002
                                                                            ----       ----             ----        ----
                                                                                             (Unaudited)
                                                                                  (In millions, except per share data)


Numerator:
Net earnings before accounting change.................................     $   83.8  $   50.7          $  266.8  $  237.9
Preferred stock dividends.............................................          5.9       5.9              17.6      17.6
                                                                           --------  --------          --------  --------
Net earnings attributable to common stock before accounting change....         77.9      44.8             249.2     220.3
Cumulative effect of a change in accounting principle.................           -        -                  -      (20.6)
                                                                           --------  --------          --------  --------
Net earnings attributable to common stock.............................     $   77.9  $   44.8          $  249.2  $  199.7
                                                                           ========  ========          ========  ========

Denominator:
Weighted average common shares outstanding - Basic....................        232.1     237.9             233.5     238.3
Effect of dilutive securities: Stock options..........................          1.9       2.5               2.0       2.8
                                                                           --------  --------          --------  --------
Weighted average common shares outstanding - Diluted..................        234.0     240.4             235.5     241.1
                                                                           ========  ========          ========  ========

Basic net earnings per common share:
Net earnings attributable to common stock before accounting change....     $    .34  $    .19          $   1.07  $    .93
Cumulative effect of a change in accounting principle.................          -         -                 -        (.09)
                                                                           --------  --------          --------  --------
Net earnings..........................................................     $    .34  $    .19          $   1.07  $    .84
                                                                           ========  ========          ========  ========
Diluted net earnings per common share:
Net earnings attributable to common stock before accounting change....     $    .33  $    .19          $   1.06  $    .92
Cumulative effect of a change in accounting principle.................          -         -                 -        (.09)
                                                                           --------  --------           -------  --------
Net earnings..........................................................     $    .33  $    .19          $   1.06  $    .83
                                                                           ========  ========           =======  ========


As of March 31, 2003 and 2002, options to purchase 21.8 million and 14.4 million shares, respectively, of common stock were not included in the computation of diluted EPS because the exercise prices of those options were greater than the average market price of the common stock. The options were still outstanding at the end of the applicable period.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Employee Stock-Based Compensation

As of March 31, 2003, the Company had established a number of share incentive programs as discussed in more detail in our annual report on Form 10-K for the year ended June 30, 2002. The Company applies the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost has been recognized. Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation", requires that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company's stock option programs had been determined in accordance with the fair value method prescribed therein. The Company adopted the disclosure portion of SFAS No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure" requiring quarterly SFAS No. 123 pro forma disclosure. The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in each period presented.


                                                                          Three Months Ended          Nine Months Ended
                                                                               March 31                   March 31
                                                                          ------------------          -----------------
                                                                             2003     2002             2003      2002
                                                                             ----     ----             ----      ----
                                                                                             (Unaudited)
                                                                                (In millions, except per share data)

Net earnings attributable to common stock, as reported................     $  77.9  $  44.8          $ 249.2   $ 199.7
Deduct: Total stock-based employee compensation expense
         determined under fair value method for all awards,
         net of related tax effects...................................        (6.1)    (0.7)           (16.9)     (1.8)
                                                                           -------  -------          -------   -------
Pro forma net earnings, attributable to common stock..................     $  71.8  $  44.1          $ 232.3   $ 197.9
                                                                           =======  =======          =======   =======
Earnings per common share:
   Basic - as reported................................................     $   .34  $   .19          $  1.07   $   .84
                                                                           =======  =======          =======  ========
   Basic - pro forma..................................................     $   .31  $   .19          $   .99   $   .83
                                                                           =======  =======          =======  ========

   Diluted - as reported..............................................     $   .33  $   .19          $  1.06   $   .83
                                                                           =======  =======          =======  ========
   Diluted - pro forma................................................     $   .31  $   .18          $   .98   $   .82
                                                                           =======  =======          =======  ========

Dividends

In May 2002, the Board of Directors determined that it would pay future cash dividends on the common stock annually rather than quarterly. The first annual dividend was declared October 30, 2002 in the amount of $.20 per share, and was paid on January 3, 2003 to stockholders of record at the close of business on December 12, 2002.

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and retail customer deductions of $35.7 million and $30.6 million as of March 31, 2003 and June 30, 2002, respectively.

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

                                                                         March 31          June 30
                                                                           2003              2002
                                                                           ----              ----
                                                                                 (Unaudited)
                                                                                (In millions)
         Inventory and promotional merchandise consists of:
           Raw materials.........................................        $  119.1          $ 117.5
           Work in process.......................................            28.5             27.0
           Finished goods........................................           292.7            272.2
           Promotional merchandise...............................            92.1            127.8
                                                                         --------          -------
                                                                         $  532.4          $ 544.5
                                                                         ========          =======

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation and amortization. For financial statement purposes, depreciation is provided principally on the straight-line method over the estimated useful lives of the assets ranging from 3 to 40 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the relevant lease term or the expected useful life of the improvement.

                                                                          March 31          June 30
                                                                            2003              2002
                                                                            ----              ----
                                                                                  (Unaudited)
                                                                                 (In millions)

         Land ...................................................         $   13.2         $   13.0
         Buildings and improvements..............................            148.6            144.0
         Machinery and equipment.................................            638.3            611.7
         Furniture and fixtures..................................             94.8             86.1
         Leasehold improvements..................................            508.7            447.2
                                                                          --------          -------
                                                                           1,403.6          1,302.0
         Less accumulated depreciation and amortization..........            822.4            721.3
                                                                          --------          -------
                                                                          $  581.2         $  580.7
                                                                          ========         ========


Depreciation and amortization of property, plant and equipment was $38.9 million and $33.8 million during the three months ended March 31, 2003 and 2002, respectively, and $114.1 million and $99.1 million during the nine months ended March 31, 2003 and 2002, respectively.

Restructuring Accrual

During the nine-month period ended March 31, 2003, the Company charged $28.8 million against its restructuring accrual, of which $25.0 million related to the fiscal 2002 charges and $3.8 million related to the fiscal 2001 charges, bringing the restructuring accrual balance at March 31, 2003 to $32.5 million. Approximately $18.6 million of this amount related to severance payments to 331 employees. There have been no material changes to the restructuring plans since June 30, 2002.

Debt

At March 31, 2003, the Company's debt included $90.0 million of outstanding commercial paper which has been characterized as short-term borrowings based upon our current intent to repay, rather than refinance, that amount over the course of the next twelve months. Previously commercial paper had been classified as long-term based upon the Company's intent and ability to refinance maturing instruments on a long-term basis.

                        THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The Company's most critical accounting policies relate to revenue recognition; concentration of credit risk; inventory; pension and other postretirement benefit costs; goodwill and other intangible assets; income taxes; and derivatives.

Recently Issued Accounting Standards

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 "Accounting for Stock-Based Compensation". Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. The Company adopted the disclosure portion of this statement for the current fiscal quarter ended March 31, 2003. The application of the disclosure portion of this standard will have no impact on the Company's consolidated financial position or results of operations. The Financial Accounting Standards Board recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings pursuant to a standard they are currently deliberating, which they believe will become effective January 1, 2004. The Company will continue to monitor their progress on the issuance of this standard as well as evaluate its position with respect to current guidance.

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

Comprehensive income and its components, net of tax, are as follows:


                                                                          Three Months Ended           Nine Months Ended
                                                                               March 31                    March 31
                                                                          ------------------           -----------------
                                                                            2003       2002             2003        2002
                                                                            ----       ----             ----        ----
                                                                                             (Unaudited)
                                                                                            (In millions)

Net earnings.....................................................         $    83.8  $    50.7       $   266.8     $  217.3
                                                                          ---------  ---------       ---------     --------
Other comprehensive income:
     Net unrealized investment gain (loss).......................               1.2       (0.1)           (0.3)        (1.9)
     Net derivative instruments gain (loss)......................               3.5        1.8             7.5          1.8
     Net minimum pension liability adjustments...................               -          -              (0.3)        (0.3)
     Translation adjustments.....................................               7.8      (12.5)           18.8          2.0
                                                                          ---------  ---------       ---------     --------

     Other comprehensive income (loss)...........................              12.5      (10.8)           25.7          1.6
                                                                          ---------  ---------       ---------     --------
Comprehensive income.............................................         $    96.3  $    39.9       $   292.5     $  218.9
                                                                          =========  =========       =========     ========



The accumulated net loss on derivative instruments consists of the following:


                                                                          Three Months Ended           Nine Months Ended
                                                                               March 31                    March 31
                                                                          ------------------           -----------------
                                                                            2003       2002             2003        2002
                                                                            ----       ----             ----        ----
                                                                                              (Unaudited)
                                                                                             (In millions)
OCI - derivative instruments, beginning of period................         $    (5.1) $    (2.0)      $    (9.1)    $   (2.0)
                                                                          ---------  ---------       ---------     --------

     Gain (loss) on derivative instruments.......................               2.2       (0.7)            2.5         (1.4)
     Reclassification to earnings of net loss during the period..               2.9        3.5             8.9          4.3
     Provision for deferred income taxes.........................              (1.6)      (1.0)           (3.9)        (1.1)
                                                                          ---------  ---------       ---------     --------
     Net derivative instruments gain (loss)......................               3.5        1.8             7.5          1.8
                                                                          ---------  ---------       ---------     --------

OCI - derivative instruments, end of period......................         $    (1.6) $    (0.2)     $     (1.6)    $   (0.2)
                                                                          =========  =========       =========     ========



The $1.6 million, net of tax, derivative instrument loss recorded in OCI at March 31, 2003 related to foreign currency forward and option contracts that the Company estimates will be recognized through earnings during the next fifteen months. The $0.2 million net derivative instruments loss recorded in OCI at the end of the prior-year period related to foreign currency forward and option contracts.

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

                                                                           Three Months Ended        Nine Months Ended
                                                                                 March 31                 March 31
                                                                           ------------------        -----------------
                                                                            2003       2002             2003      2002
                                                                            ----       ----             ----      ----
                                                                                            (Unaudited)
                                                                                           (In millions)
SEGMENT DATA
   Net Sales:
      Skin Care........................................................   $   507.8  $   438.4      $ 1,408.6  $ 1,279.3
      Makeup...........................................................       491.4      470.5        1,436.2    1,348.5
      Fragrance........................................................       181.6      156.5          864.4      812.3
      Hair Care........................................................        53.2       49.6          163.8      158.0
      Other............................................................         5.4        6.7           21.6       16.6
                                                                          ---------  ---------      ---------  ---------
                                                                          $ 1,239.4  $ 1,121.7      $ 3,894.6  $ 3,614.7
                                                                          =========  =========      =========  =========
   Operating Income:
      Skin Care........................................................   $    74.4  $    58.9      $   204.8  $   202.8
      Makeup...........................................................        59.5       41.5          154.6      140.7
      Fragrance........................................................        (7.6)     (20.9)          42.4       21.6
      Hair Care........................................................         1.8        0.6           10.4       12.3
      Other............................................................        (0.3)       1.0            -          0.1
                                                                          ---------  ---------      ---------  ---------
                                                                              127.8       81.1          412.2      377.5
      Reconciliation:
         Interest expense, net.........................................         1.9        2.6            7.0        8.3
                                                                          ---------  ---------      ---------  ---------
      Earnings before income taxes, minority interest and
         accounting change.............................................   $   125.9  $    78.5      $   405.2  $   369.2
                                                                          =========  =========      =========  =========


REGIONAL DATA
   Net Sales:
      The Americas.....................................................   $   721.5  $   696.5      $ 2,292.7  $ 2,218.2
      Europe, the Middle East & Africa.................................       361.5      291.3        1,104.0      933.4
      Asia/Pacific.....................................................       156.4      133.9          497.9      463.1
                                                                          ---------  ---------      ---------  ---------
                                                                          $ 1,239.4  $ 1,121.7      $ 3,894.6  $ 3,614.7
                                                                          =========  =========      =========  =========
   Operating Income:
      The Americas.....................................................   $    76.9  $    37.7      $   212.9  $   202.6
      Europe, the Middle East & Africa.................................        44.7       37.3          162.7      129.9
      Asia/Pacific.....................................................         6.2        6.1           36.6       45.0
                                                                          ---------  ---------      ---------  ---------
                                                                          $   127.8  $    81.1      $   412.2  $   377.5
                                                                          =========  =========      =========  =========

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

In August 2000, an affiliate of Revlon, Inc. sued the Company and its subsidiaries in the U.S. District Court, Southern District of New York, for alleged patent infringement and related claims. Revlon alleges that five Estee Lauder products, two Origins foundations, a La Mer concealer and a jane foundation infringe its patent. Revlon is seeking, among other things, treble damages, punitive damages, equitable relief and attorneys' fees. The Company filed counterclaims, which, among other things, challenge the validity of the patent. Mediation directed by the Court took place in August 2001 and in January 2002, but did not result in resolution of the litigation. In January 2002, the Court indefinitely postponed the trial date (then set for February 2002) and established a schedule for pretrial motions. Both parties have filed summary judgment motions, and the judge has referred the motions to a magistrate. The magistrate is expected to schedule oral argument on the motions. The Company intends to defend itself vigorously. Although the final outcome cannot be predicted with certainty, based on legal analysis and the discovery proceedings in the litigation, management believes that the case will not have a material adverse effect on the Company's consolidated financial condition.

In February 2000, the Company and eight other manufacturers of cosmetics (the "Manufacturer Defendants") were added as defendants in a consolidated class action lawsuit that had been pending in the Superior Court of the State of California in Marin County. The plaintiffs purport to represent a class of all California residents who purchased prestige cosmetic products at retail for personal use from a number of department stores that sold such products in California (the "Department Store Defendants"). Plaintiffs filed their initial actions against the Department Store Defendants in May 1998. In May 2000, plaintiffs filed an amended complaint alleging that the Department Store Defendants and the Manufacturer Defendants conspired to fix and maintain retail prices and to limit the supply of prestige cosmetic products sold by the Department Store Defendants in violation of California state law. The plaintiffs are seeking, among other things, treble damages, equitable relief, attorneys' fees, interest and costs. Pre-trial proceedings and discovery have commenced. Court-directed mediation and related settlement discussions are progressing. In the event that the lawsuit is not settled, the Company intends to defend itself vigorously. While no assurance can be given as to the ultimate outcome, based on preliminary investigation, management believes that the case will not have a material adverse effect on the Company's consolidated financial condition.

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

                        THE ESTEE LAUDER COMPANIES INC.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits  --

          10.1 Employment Agreement with William P. Lauder*
          99.1 Section 906 Certifications

* Exhibit is a management contract or compensatory plan or agreement.

(b)      Reports on Form 8-K  --

On January 13, 2003, we filed a Current Report on Form 8-K. Pursuant to Item 9 of Form 8-K, we reported that we had entered into an agreement to acquire the Darphin group of companies.

On January 30, 2003, we filed a Current Report on Form 8-K. Pursuant to Item 5 of Form 8-K, we reported our fiscal 2003 second-quarter results.

                                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE ESTEE LAUDER COMPANIES INC.



Date:  May 1, 2003                   By:              /s/Richard W. Kunes
                                                      -------------------
                                                        Richard W. Kunes
                                                      Senior Vice President
                                                    and Chief Financial Officer
                                                     (Principal Financial and
                                                       Accounting Officer)

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 1, 2003



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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 1, 2003



                                             /s/ Richard W. Kunes
                                             --------------------
                                             Richard W. Kunes
                                             Senior Vice President
                                             and Chief Financial Officer