Form 10-K
period 2003-06-30
ESTEE LAUDER COMPANIES INC
filed 2003-09-15
CIK 1001250

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549-1004

                                   ----------

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    FOR THE FISCAL YEAR ENDED JUNE 30, 2003       COMMISSION FILE NUMBER 1-14064

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of the registrant's voting common equity held by non-affiliates of the registrant was approximately $3.33 billion at December 31, 2002 (the last business day of the registrant's most recently completed second quarter).*

At September 12, 2003, 120,840,387 shares of the registrant's Class A Common Stock, $.01 par value, and 107,162,533 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                     DOCUMENT                               WHERE INCORPORATED
                     --------                               ------------------
      Proxy Statement for Annual Meeting of                      Part III
     Stockholders to be held November 5, 2003

* Calculated by excluding all shares held by executive officers and directors of registrant and certain trusts without conceding that all such persons are "affiliates" of registrant for purposes of the Federal securities laws.

                         THE ESTEE LAUDER COMPANIES INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K


                                                                           PAGE

PART I:

Item 1.    Business........................................................  2

Item 2.    Properties...................................................... 13

Item 3.    Legal Proceedings............................................... 13

Item 4.    Submission of Matters to a Vote of Security Holders............. 14


PART II:

Item 5.    Market for Registrant's Common Equity and
           Related Stockholder Matters..................................... 15

Item 6.    Selected Financial Data......................................... 16

Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations........................................... 17

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk...... 37

Item 8.    Financial Statements and Supplementary Data..................... 37

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure............................. 37

Item 9A.   Controls and Procedures......................................... 37


PART III:

Items 10 - 14.............................................................. 37

PART IV:

Item 15.    Exhibits, Financial Statement Schedules and Reports on
            Form 8-K ...................................................... 38

Signatures................................................................. 41

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


                                     PART I

ITEM 1.  BUSINESS.

The Estee Lauder Companies Inc., founded in 1946 by Estee and Joseph Lauder, is one of the world's leading manufacturers and marketers of quality skin care, makeup, fragrance and hair care products. Our products are sold in over 130 countries and territories under the following well-recognized brand names: Estee Lauder, Clinique, Aramis, Prescriptives, Origins, M.A.C, Bobbi Brown, La Mer, jane, Aveda, Stila, Jo Malone, Bumble and bumble, Darphin and Rodan & Fields. We are also the global licensee for fragrances and cosmetics sold under the Tommy Hilfiger, Donna Karan, kate spade and Michael Kors brands. Each brand is distinctly positioned within the market for beauty products.

We are a pioneer in the cosmetics industry and believe we are a leader in the industry due to the global recognition of our brand names, our leadership in product innovation, our strong market position in key geographic markets and the consistently high quality of our products. We sell our prestige products principally through limited distribution channels to complement the images associated with our brands. These channels, encompassing over 16,900 points of sale, consist primarily of upscale department stores, specialty retailers, upscale perfumeries and pharmacies and, to a lesser extent, freestanding company-owned stores and spas, our own and authorized retailer web sites, stores on cruise ships, in-flight and duty-free shops. We believe that our strategy of pursuing limited distribution strengthens our relationships with retailers, enables our brands to be among the best selling product lines at the stores and heightens the aspirational quality of our brands.

We also sell products at self-select outlets (jane) and prestige salons (Aveda and Bumble and bumble).

We have been controlled by the Lauder family since the founding of our company. Members of the Lauder family, some of whom are directors, executive officers and/or employees, beneficially own, directly or indirectly, as of September 12, 2003, shares of Class A Common Stock and Class B Common Stock having approximately 91.3% of the outstanding voting power of the Common Stock.

Unless the context requires otherwise, references to "we," "us," "our" and the "Company" refer to The Estee Lauder Companies Inc. and its subsidiaries.

PRODUCTS

         SKIN CARE - Our broad range of skin care products addresses various skin care needs for women and men. These products include moisturizers, creams, lotions, cleansers, sun screens and self-tanning products, a number of which are developed for use on particular areas of the body, such as the face or the hands or around the eyes. Skin care products accounted for approximately 37% of our net sales in fiscal 2003.

         MAKEUP - We manufacture, market and sell a full array of makeup products, including lipsticks, mascaras, foundations, eyeshadows, nail polishes and powders. Many of the products are offered in an extensive array of shades and colors. We also sell related items such as compacts, brushes and other makeup tools. Makeup products accounted for approximately 37% of our net sales in fiscal 2003.

         FRAGRANCE - We offer a variety of fragrance products for women and men. The fragrances are sold in various forms, including eau de parfum sprays and colognes, as well as lotions, powders, creams and soaps that are based on a particular fragrance. Fragrance products accounted for approximately 21% of our net sales in fiscal 2003.

         HAIR CARE - Hair care products are offered mainly in salons and in freestanding retail stores and include styling products, shampoos, conditioners and finishing sprays. In fiscal 2003, hair care products accounted for approximately 5% of our net sales.

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

     AVEDA - We acquired the Aveda business in December 1997 and have since acquired selected Aveda distributors and retail stores. Aveda, a prestige hair care leader, is a manufacturer and marketer of plant-based hair care, skin care, makeup and fragrance products. We sell Aveda products to third-party distributors and prestige salons and spas, cosmetology schools and specialty retailers, and directly to consumers at our own freestanding Aveda Experience Centers and certain Aveda Institutes.

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

     JO MALONE - We acquired London-based Jo Malone Limited in October 1999. Jo Malone is known for its prestige skin care, fragrance and hair care products showcased at its flagship store in London. Products are also available through a company catalogue, at freestanding stores and at a very limited group of specialty stores in the United States, Canada and the United Kingdom.

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

     kate spade beauty - In November 1999, we obtained exclusive worldwide rights to use the kate spade trademark and related trademarks for the manufacture, marketing, distribution and sale of beauty products. During fiscal 2002, we launched the first products - a distinctive and personal signature fragrance and companion products.

     DARPHIN - In April 2003, we acquired Laboratoires Darphin, the Paris-based company dedicated to the development, manufacture and marketing of prestige skin care and makeup products which are distributed through high-end independent pharmacies and specialty stores.

     MICHAEL KORS - In May 2003, we entered into a license agreement for fragrances and beauty products under the "Michael Kors" trademarks and purchased certain related rights and inventory from another party. All fragrances including MICHAEL, MICHAEL for Men and KORS Michael Kors, as well as ancillary bath and body products, are sold in departments stores, specialty stores, at freestanding Michael Kors boutiques and over the Internet.

     RODAN & FIELDS - In July 2003, we acquired the Rodan & Fields skin care line launched in 2002 by Stanford University-trained dermatologists Katie Rodan, M.D. and Kathy Fields, M.D. The line offers solutions for specific skin problems, targeting them with individually packaged, dedicated regimens with the mission of maximizing the health and well-being of the skin. The line is currently sold in three U.S. specialty stores and over the Internet at rodanandfields.com.

In addition to the foregoing brands, we manufacture and sell Kiton and Toni Gard products as a licensee.

DISTRIBUTION

We sell our products principally through limited distribution channels to complement the images associated with our core brands. These channels include more than 16,900 points of sale in over 130 countries and territories and consist primarily of upscale department stores, specialty retailers, upscale perfumeries and pharmacies and, to a lesser extent, freestanding company-owned stores and spas, our own and authorized retailer web sites, stores on cruise ships, in-flight and duty-free shops.

We maintain a dedicated sales force which sells to our retail accounts in North America and in the major overseas markets, such as Western Europe and Japan. We have wholly-owned operations in over 30 countries, and a controlling interest in a joint venture that operates in three other countries, through which we market, sell and distribute our products. In certain markets, we sell our products through selected local distributors under contractual arrangements designed to protect the image and position of the brands. In addition, we sell certain products in select domestic and international military locations and over the Internet. For information regarding our net sales and long-lived assets by geographic region, see Note 18 of Notes to Consolidated Financial Statements, which is incorporated herein by reference. Our net sales in the United States in fiscal 2003, 2002 and 2001 were $2,774.4 million, $2,696.0 million and $2,669.6 million, respectively. Our long-lived assets in the United States at June 30, 2003, 2002 and 2001 were $420.1 million, $442.4 million and $435.2 million, respectively.

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

With the acquisitions of jane and Aveda in fiscal 1998, a controlling majority equity interest in Bumble and bumble in fiscal 2000 and the acquisition of Darphin in fiscal 2003, we broadened our distribution in new and existing channels, namely self-select outlets, salons and high-end independent pharmacies. jane products are currently sold only in the United States in approximately 14,200 points of sale, including mass merchandise stores, drug stores and specialty stores. We principally sell Aveda products to third-party distributors and prestige salons and spas, cosmetology schools and specialty retailers, and directly to consumers at our own freestanding Aveda Experience Centers and certain Aveda Institutes. There are currently about 7,300 points of sale, primarily in the United States, that sell Aveda products. Bumble and bumble products are principally sold to approximately 1,400 independent salons, primarily in the United States. Darphin products are sold through high-end independent pharmacies, principally in Europe, representing approximately 2,400 points of sale.

As part of our strategy to diversify our distribution, primarily in the United States, we have been expanding the number of single-brand, freestanding stores that we own and operate. The Origins, Aveda and M.A.C brands are the primary focus for this method of distribution. To date, we operate approximately 420 single-brand, freestanding stores worldwide and expect that number to increase moderately over the next several years.

We sell some of our products directly to consumers over the Internet through our own web sites (Estee Lauder, Clinique, Origins, Bobbi Brown, M.A.C and Rodan & Fields), and through Gloss.com (Estee Lauder, Clinique, Prescriptives, Origins, M.A.C, Bobbi Brown, La Mer and Stila). Gloss.com is currently a joint venture in which we own a controlling majority interest. Chanel, Inc. and Clarins (U.S.A.) Inc. became partners in the venture in August 2000 and Chanel and Clarins products are also available on the web site.

As is customary in the cosmetics industry, our practice is to accept returns of our products from retailers. In accepting returns, we typically provide a credit to the retailer against sales and accounts receivable from that retailer on a dollar-for-dollar basis. In recognition of this practice, and in accordance with generally accepted accounting principles, we report sales levels on a net basis, which is computed by deducting the amount of actual returns received and an amount established for anticipated returns from gross sales. As a percent of gross sales, returns were 5.2% in fiscal 2003 and 4.9% in each of fiscal 2002 and 2001.

CUSTOMERS

Our strategy has been to build strong strategic relationships with selected retailers globally. Senior management works with executives of our major retail accounts on a regular basis, and we believe we are viewed as an important supplier to these customers.

For the fiscal years ended June 30, 2003, 2002 and 2001, our three largest customers accounted for 24%, 25% and 28%, respectively, of our net sales. Individually no customer accounted for more than 10% of our net sales during fiscal 2003 or 2002. Customers affiliated with Federated Department Stores, Inc. (e.g., Bloomingdale's, Burdines, Macy's and Rich's/Lazarus) accounted for 11% of our net sales in fiscal 2001. The May Department Stores Company (e.g., Foley's, Lord & Taylor and Robinsons-May) accounted for 10% of our net sales in fiscal 2001.

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

Starting with the launch of the Clinique website in 1996, we have used the Internet to educate and inform consumers about certain of our brands. Currently, we have fourteen single-brand marketing sites, six of which have e-commerce capabilities, and Gloss.com, our majority-owned, multi-brand marketing and e-commerce site.

Most of our creative marketing work is done by in-house creative teams. The creative staff designs and produces the sales materials, advertisements and packaging for all products in each brand. Total advertising and promotional expenditures were $1,425.6 million, $1,326.2 million and $1,255.3 million for fiscal 2003, 2002 and 2001, respectively. These amounts include expenses relating to purchase with purchase and gift with purchase promotions that are reflected in net sales and cost of sales. In addition, our products receive extensive editorial coverage in prestige publications and other media worldwide.

Our marketing and sales executives spend considerable time in the field meeting with consumers and key retailers and consulting with sales representatives at the points of sale. These include Estee Lauder Beauty Advisors, Clinique Consultants, Aramis Selling Specialists, Prescriptives Analysts and Origins Guides.

MANAGEMENT INFORMATION SYSTEMS

Management information systems support business processes including product development, marketing, sales, order processing, production, distribution and finance. Of the many systems currently being utilized, the most significant to our business needs are: (i) a centralized data repository of essential attributes for each of the products we offer, or plan to offer, which enables us to globally manufacture and market products of consistent quality; (ii) a sales analysis system to track weekly sales at the stock keeping unit (SKU) level at most significant retail sales locations (i.e. sell-through data), increasing our understanding of consumer preferences and enabling us to coordinate more effectively our product development, manufacturing and marketing strategies;
(iii) an automated replenishment system with many of our key domestic customers, allowing us to replenish inventories for individual points of sale automatically, with minimal paperwork; and (iv) an inventory management system to provide us with a global view of finished goods availability relative to actual requirements, resulting in improved inventory control and distribution for both existing product lines and new product launches.

The efficiencies provided by these systems have resulted in increased sales, fewer out-of-stocks and reduced retail inventories. We expect that these systems will continue to provide inventory and sales efficiencies in the short and medium terms.

As part of our ongoing effort to enhance these efficiencies, we are evaluating enterprise-wide global programs that could deliver a single set of integrated data, processes, and technologies, which would be scalable and used to standardize business processes across brands, operating units, and sales affiliates.

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

We maintain ongoing research and development programs primarily at our facilities in Melville, New York; Oevel, Belgium; Tokyo, Japan; Markham, Ontario; and Blaine, Minnesota. As of June 30, 2003, we had approximately 400 employees engaged in research and development. Research and development expenditures totaled $60.8 million, $61.3 million and $57.3 million in fiscal 2003, 2002 and 2001, respectively. Our research and development group makes significant contributions toward improving existing products and developing new products and provides ongoing technical assistance and know-how to our manufacturing activities. The research and development group has had long-standing working relationships with several U.S. and international medical and educational facilities, which supplement internal capabilities. We do not conduct animal testing of our products.

MANUFACTURING AND RAW MATERIALS

We manufacture skin care, makeup, fragrance and hair care products primarily in the United States, Belgium, Switzerland, the United Kingdom and Canada. We continue to streamline our manufacturing processes and identify sourcing opportunities to improve innovation, increase efficiencies and reduce costs. Our major manufacturing facilities operate as "focus" plants that primarily manufacture one type of product (e.g., lipsticks) for all of the principal brands. Our plants are modern and our manufacturing processes are substantially automated. While we believe that our manufacturing facilities are sufficient to meet current and reasonably anticipated manufacturing requirements, we continue to identify opportunities to make significant improvements in capacity and productivity. Some of our finished products are manufactured to our specifications by third parties.

The principal raw materials used in the manufacture of our products are essential oils, alcohol and specialty chemicals. We also purchase packaging components that are manufactured to our design specifications. Procurement of materials for all manufacturing facilities is generally made on a global basis through our centralized supplier relations department. A concentrated effort in supplier rationalization has been made with the specific objective of reducing costs, increasing innovation and improving quality. As a result of sourcing initiatives, there is increased dependency on certain suppliers, but we believe that these suppliers have adequate resources and facilities to overcome any unforeseen interruption of supply. We are continually benchmarking the performance of the supply chain and will add or delete suppliers based upon the changing needs of the business. We have, in the past, been able to obtain an adequate supply of essential raw materials and currently believe we have adequate sources of supply for virtually all components of our products. As we integrate acquired brands, we continually seek new ways to leverage our production and sourcing capabilities to improve manufacturing performance.

COMPETITION

The skin care, makeup, fragrance and hair care businesses are characterized by vigorous competition throughout the world. Brand recognition, quality, performance and price have a significant influence on consumers' choices among competing products and brands. Advertising, promotion, merchandising, the pace and timing of new product introductions, line extensions and the quality of in-store sales staff, also have a significant impact on consumers' buying decisions. We compete against a number of manufacturers and marketers of skin care, makeup, fragrance and hair care products, some of which have substantially greater resources than we do.

Our principal competitors among manufacturers and marketers of skin care, makeup, fragrance and hair care products include:

o L'Oreal S.A., which markets Lancome, Ralph Lauren, Giorgio Armani, Garnier, L'Oreal, Maybelline, Biotherm, Helena Rubinstein, Redken, Matrix, Kiehl's Since 1851, Shu Uemura and other brands;

o Unilever N.V., which markets Calvin Klein, Cerruti, Vera Wang, Pond's, Thermasilk, Vaseline Intensive Care and other brands;

o The Procter & Gamble Company, which markets Cover Girl, Olay, Giorgio Beverly Hills, Hugo Boss, Rochas, Escada, Max Factor, Vidal Sassoon, Pantene, Clairol, Wella, Valentino, Gucci, Sebastian, Aussi and other brands;

o Beiersdorf AG, which markets Nivea, Eucerine, La Prairie, Juvena and other brands;

o Avon Products Inc., a direct marketer of Avon Color, Anew, Skin-so-soft, Mark, Avon Wellness, BeComing and other products;

o Shiseido Company, Ltd., which markets Shiseido, Cle de Peau Beaute, Zirh, Nars, Decleor, Issey Miyake, Jean Paul Gaultier, Helene Curtis, Za and other brands;

o LVMH Moet Hennessey Louis Vuitton ("LVMH"), which markets Christian Dior, Kenzo, Givenchy, Guerlain, Bliss, Benefit, Make Up For Ever, Fresh, Aqua di Parma and other brands;

o Coty, Inc., which markets Lancaster, Davidoff, Isabella Rossellini, Rimmel, Yue-Sai, Astor, Adidas, The Healing Garden, Chopard, Jennifer Lopez, Kenneth Cole, Marc Jacobs, Stetson and other brands;

o    Revlon, Inc., which markets Revlon, Almay, Ultima II and other brands;

o    Chanel, Inc.;

o Clarins S.A., which markets Clarins, Azzaro, Hermes, Lacoste, Burberry, Thierry Mugler and other brands; and

o Elizabeth Arden, Inc., which markets Elizabeth Arden, Elizabeth Taylor fragrances, Geoffrey Beene, Halston and other brands.

We also face competition from retailers that have developed their own brands, such as:

o    Gap Inc., which markets The Gap and Banana Republic products;

o Intimate Brands, which markets Victoria's Secret Beauty, Bath and Body Works, and, in a venture with Shiseido, Aura Science; and

o    Sephora.

Some retailers have acquired brands, such as Neiman Marcus Group, which acquired Laura Mercier.

Some of our competitors also have ownership interests in retailers that are customers of ours. For example, LVMH has interests in DFS Group LTD, Miami Cruiseline Services, Le Bon Marche, la Samaritaine, eLuxury and Sephora.

TRADEMARKS, PATENTS AND COPYRIGHTS

We own all of the material trademark rights used in connection with the manufacturing, marketing and distribution of our major products both in the United States and in the other principal countries where such products are sold, except for the trademark rights relating to Tommy Hilfiger (including "tommy" and "tommy girl"), Donna Karan New York, DKNY, Michael Kors and kate spade, as to which we are the exclusive worldwide licensee for fragrances, cosmetics and related products. Trademarks for our principal products are registered in the United States and in most of the countries in which such products are sold. The major trademarks used in our business include the brand names Estee Lauder, Clinique, Aramis, Prescriptives, Origins, Tommy Hilfiger, Donna Karan New York, DKNY, M.A.C, Bobbi Brown, La Mer, jane, Aveda, Stila, Jo Malone, Bumble and bumble, kate spade, Darphin and Michael Kors and the names of many of the products sold under each of these brands. We consider the protection of our trademarks to be important to our business.

A number of our products incorporate patented or patent-pending formulations. In addition, several products are covered by design patents, patent applications or copyrights. While we consider these patents and copyrights, and the protection thereof, to be important, no single patent or copyright is considered material to the conduct of our business.

EMPLOYEES

At June 30, 2003, we had approximately 21,500 full-time employees worldwide (including sales representatives at points of sale who are employed by us), of whom approximately 10,800 are employed in the United States and Canada. None of our employees in the United States is covered by a collective bargaining agreement. In certain other countries a limited number of employees are covered by a works council agreement or other syndicate arrangements. We believe that relations with our employees are good. We have never encountered a material strike or work stoppage in the United States or in any other country where we have a significant number of employees.

GOVERNMENT REGULATION

We and our products are subject to regulation by the Food and Drug Administration and the Federal Trade Commission in the United States, as well as by various other Federal, state, local and international regulatory authorities and the regulatory authorities in the countries in which our products are produced or sold. Such regulations principally relate to the ingredients, labeling, packaging and marketing of our products. We believe that we are in substantial compliance with such regulations, as well as with applicable Federal, state, local and international and other countries' rules and regulations governing the discharge of materials hazardous to the environment. There are no significant capital expenditures for environmental control matters either planned in the current year or expected in the near future. Along with other unrelated parties, we have been named as a potentially responsible party by the Office of the Attorney General of the State of New York with regard to two landfills in Long Island, New York. See "Item 3. Legal Proceedings."

SEASONALITY

Our results of operations in total, by region and by product category, are subject to seasonal fluctuations, with net sales in the first and second fiscal quarters typically being slightly higher than in the third and fourth fiscal quarters. The higher net sales in the first two fiscal quarters are attributable to the increased levels of purchasing by retailers for the holiday selling season and for fall fashion makeup introductions. In addition, fluctuations in net sales, operating income and product category results in any fiscal quarter may be attributable to the level and scope of new product introductions. Additionally, gross margins and operating expenses are impacted on a quarter-by-quarter basis by variations in our launch calendar and the timing of promotions, including purchase with purchase and gift with purchase promotions.

AVAILABILITY OF REPORTS

We make available financial information, news releases and other information on our Web site at www.elcompanies.com. There is a direct link from the Web site to our Securities and Exchange Commission filings via the EDGAR database, where our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge as soon as reasonably practicable after we file such reports and amendments with, or furnish them to, the Securities and Exchange Commission. Stockholders may also contact Investor Relations at 767 Fifth Avenue, New York, New York 10153 or call 800-308-2334 to obtain a hard copy of these reports without charge.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers.

NAME                       AGE  POSITION(S) HELD
----                       ---  ----------------
Patrick Bousquet-Chavanne  45   Group President
Daniel J. Brestle          58   Group President
Andrew J. Cavanaugh        56   Senior Vice President - Global Human Resources
Richard W. Kunes           50   Senior Vice President and Chief Financial Officer
Fred H. Langhammer         59   President and Chief Executive Officer and a Director
Evelyn H. Lauder           67   Senior Corporate Vice President
Leonard A. Lauder          70   Chairman of the Board of Directors
Ronald S. Lauder           59   Chairman of Clinique Laboratories, Inc. and a Director
William P. Lauder          43   Chief Operating Officer and a Director
Sara E. Moss               56   Senior Vice President, General Counsel and Secretary
Cedric Prouve              43   Group President, International
Philip Shearer             50   Group President
Edward M. Straw            64   President, Global Operations
Sally Susman               41   Senior Vice President - Global Communications


     PATRICK BOUSQUET-CHAVANNE became Group President responsible for Estee Lauder, M.A.C and our fragrance brands (principally Aramis, Tommy Hilfiger and Donna Karan) on a worldwide basis in July 2001. Michael Kors was added in May 2003. From 1998 to 2001, he was the President of Estee Lauder International, Inc. ("ELII"). From 1992 to 1996, Mr. Bousquet-Chavanne was Senior Vice President - General Manager/Travel Retailing of ELII. From 1989 to 1992, he was Vice President and General Manager of Aramis International, a division of ELII. From 1996 to 1998, he was Executive Vice President/General Manager International Operations of Parfums Christian Dior S.A., based in Paris.

     DANIEL J. BRESTLE became Group President responsible for our specialty brands, such as Aveda, Bobbi Brown, Bumble and bumble, La Mer, Prescriptives, jane, Jo Malone, kate spade and Stila on a worldwide basis in July 2001. He is also responsible for the recently acquired brands, Darphin and Rodan & Fields. From July 1998 through June 2001, he was President of Estee Lauder (USA & Canada). Prior to July 1998, he was President of Clinique Laboratories, Inc. and had been the senior officer of that division since 1992. From 1988 through 1992, he was President of Prescriptives U.S.A. Mr. Brestle joined us in 1978.

     ANDREW J. CAVANAUGH has been Senior Vice President - Global Human Resources since 1999. He was Senior Vice President - Corporate Human Resources from 1994 through 1999. Mr. Cavanaugh joined the Company in 1988 as Executive Director - Human Resources.

     RICHARD W. KUNES became Senior Vice President and Chief Financial Officer in October 2000. He joined the Company in 1986 and served in various finance-related positions until November 1993, when he was named Vice President
- Operations Finance Worldwide. From January 1998 through September 2000, Mr. Kunes was Vice President - Financial Administration and Corporate Controller. Prior to joining the Company, he held finance and controller positions at the Colgate-Palmolive Company. Mr. Kunes is on the Board of Directors of Make-a-Wish Foundation of Suffolk County, NY, Inc.

     FRED H. LANGHAMMER has been Chief Executive Officer since 2000 and President of the Company since 1995. He was Chief Operating Officer from 1985 through 1999. Mr. Langhammer joined the Company in 1975 as President of its operations in Japan. In 1982, he was appointed Managing Director of the Company's operations in Germany. He is a member of the Board of Directors of Inditex, S.A. (an apparel manufacturer and retailer), the Cosmetics, Toiletries and Fragrance Association, the German American Chamber of Commerce, Inc., The Gillette Company, The Germany Fund and Co-Chairman of the American Institute for Contemporary German Studies at Johns Hopkins University. He is also a Senior Fellow of the Foreign Policy Association and a Director of the Japan Society.

     EVELYN H. LAUDER has been Senior Corporate Vice President of the Company since 1989, and previously served as Vice President and in other executive capacities since first joining the Company in 1959 as Education Director. She is a member of the Board of Overseers, Memorial Sloan-Kettering Cancer Center, a member of the Boards of Trustees of Central Park Conservancy, Inc. and The Trinity School in New York City (Trustee Emirata), a member of the Board of Directors of New Yorkers for Parks, an Honorary Board Member of Cold Spring Harbor Laboratories and the Founder and Chairman of The Breast Cancer Research Foundation.

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

     WILLIAM P. LAUDER became Chief Operating Officer in January 2003. From July 2001 until December 2002 he served as Group President of Clinique and Origins and our retail store and On-line operations. From 1998 to 2001, he was President of Clinique Laboratories, Inc. Prior to 1998, he was President of Origins Natural Resources Inc. and had been the senior officer of that division since its inception in 1990. Prior thereto, he served in various positions since joining the Company in 1986. He is a member of the Board of Trustees of The Trinity School in New York City and the Boards of Directors of The Fragrance Foundation, The Fresh Air Fund and the 92nd Street Y.

     SARA E. MOSS joined the Company as Senior Vice President, General Counsel and Secretary in September 2003. She was Senior Vice President and General Counsel of Pitney Bowes Inc. from 1996 to February 2003, and Senior Litigation Partner for Howard, Smith & Levin (now part of Covington & Burling) in New York from 1984 to 1996. Prior to 1984, Ms. Moss served as an Assistant United States Attorney in the Criminal Division in the Southern District of New York, was an associate at the law firm of Davis, Polk & Wardwell and was Law Clerk to the Honorable Constance Baker Motley, a U.S. District Judge in the Southern District of New York.

     CEDRIC PROUVE became Group President, International, effective January 2003. He is responsible for sales and profits in all markets outside of North America and for all of the activities of our sales affiliates and distributor relationships worldwide. He also oversees the Company's travel retail business. From August 2000 through 2002 he was the General Manager of our Japanese sales affiliate. From January 1997 to August 2000, he was Vice President, General Manager, Travel Retail. He started with us in 1994 as General Manager, Travel Retailing - Asia Pacific Region and was given the added responsibility of General Manager of the Company's Singapore affiliate in 1995. Prior to joining us he spent time with L'Oreal serving in sales and management positions of increasing responsibility in the Americas and Asia/Pacific.

     PHILIP SHEARER became Group President responsible for Clinique, Origins and our On-line operations in January 2003. He joined the Company as Group President, International in September 2001. Prior thereto, from 1998 to 2001, he was President of the Luxury Products Division of L'Oreal U.S.A., which included Lancome, Helena Rubinstein, Ralph Lauren fragrances, Giorgio Armani and Kiehl's Since 1851. He served in various positions at L'Oreal from 1987, including management positions in the United Kingdom and in Japan.

     EDWARD M. STRAW is President, Global Operations responsible for research and development, procurement, manufacturing, packaging, distribution, quality assurance, information systems, international merchandising development, store planning and design development, corporate sales, security, environmental affairs and safety, and corporate security and trademark protection. Prior to joining us in 2000, Mr. Straw was Senior Vice President, Global Supply Chain and Manufacturing for the Compaq Computer Corporation. From 1997 to 1998, he was President of Ryder Global Logistics, Inc., and prior to joining Ryder, he served for 35 years in the United States Navy, retiring in 1996 as a Vice Admiral and Director of the Defense Logistics Agency.

     SALLY SUSMAN has been Senior Vice President - Global Communications since September 2000 and is responsible for all media relations, internal communications and consumer relations for the Company and its brands. Prior to joining the Company, Ms. Susman held several high-level communications and government relations positions at American Express Company from 1990 to 1993 and 1995 to 2000. From 1993 to 1995, she was the Deputy Assistant Secretary for Legislative Affairs at the U.S. Department of Commerce. Ms. Susman is a Commissioner on the New York City Commission on Women's Issues and is a member of the Boards of Directors of Parsons School of Design and The National Partnership for Women and Families and is a Trustee of Connecticut College.

Each executive officer serves for a one-year term ending at the next annual meeting of the Board of Directors, subject to his or her applicable employment agreement and his or her earlier death, resignation or removal.

ITEM 2. PROPERTIES.

The following table sets forth our principal owned and leased manufacturing and research and development facilities as of September 10, 2003. The leases expire at various times through 2015, subject to certain renewal options.

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

We own, lease and occupy numerous offices, assembly and distribution facilities and warehouses in the United States and abroad. We consider our properties to be generally in good condition and believe that our facilities are adequate for our operations and provide sufficient capacity to meet anticipated requirements. We lease approximately 310,000 square feet of rentable space for our principal offices in New York, New York and own an office building of approximately 57,000 square feet in Melville, New York. In July 2003, we signed a new lease for our principal offices at the same location. Our occupancy under the new lease will commence in 2005 and expire in 2020. As of September 10, 2003, we operated 483 freestanding retail stores, including 16 for the Estee Lauder brand, 15 for Clinique, 139 for Origins, 104 for M.A.C, 130 for Aveda, 2 for Bobbi Brown, 8 for Jo Malone, 1 for Bumble and bumble, 3 for Stila and 65 multi-brand stores.

ITEM 3. LEGAL PROCEEDINGS.

We are involved in various routine legal proceedings incident to the ordinary course of business. In management's opinion, the outcome of pending legal proceedings, separately and in the aggregate, will not have a material adverse effect on our business or consolidated financial condition.

In July 2003, the U.S. Magistrate Judge appointed by the U.S. District Judge, Southern District of New York, issued his report and recommendation finding in favor of the Company and its subsidiaries with respect to, among other things, our motion for summary judgment of non-infringement in the case brought against us in August 2000 by an affiliate of Revlon, Inc. Revlon claimed, among other things, that five Estee Lauder products, two Origins foundations, a La Mer concealer and a jane foundation infringed its patent. Revlon sought, among other things, treble damages, punitive damages, equitable relief and attorneys' fees. Revlon has objected to this opinion. The Company has responded to the objection. Revlon also may appeal the decision to the Court of Appeals for the Federal Circuit.

In July 2003, we entered into a settlement agreement with the plaintiffs, the other Manufacturer Defendants (as defined below) and the Department Store Defendants (as defined below) in a consolidated class action lawsuit that had been pending in the Superior Court of the State of California in Marin County since 1998. In connection with the settlement, the case has been refiled in the United States District Court for the Northern District of California on behalf of a nationwide class of consumers of prestige cosmetics in the United States. The settlement requires Court approval and, if approved by the Court, will result in the plaintiffs' claims being dismissed, with prejudice, in their entirety. There has been no finding or admission of any wrongdoing by the Company in this lawsuit. We entered into the settlement agreement solely to avoid protracted and costly litigation. In connection with the settlement agreement, the defendants, including the Company, will provide consumers with certain free products and pay the plaintiffs' attorneys' fees. To meet its obligations under the settlement, the Company took a special pre-tax charge of $22.0 million, or $13.5 million after-tax, equal to $.06 per diluted common share in the fourth quarter of fiscal 2003. The charge will not have a material adverse effect on the Company's financial condition. In the federal action, the plaintiffs, purporting to represent a class of all U.S. residents who purchased prestige cosmetics products at retail for personal use from eight department stores groups that sold such products in the United States (the "Department Store Defendants"), alleged that the Department Store Defendants, the Company and eight other manufacturers of cosmetics (the "Manufacturer Defendants") conspired to fix and maintain retail prices and to limit the supply of prestige cosmetics products sold by the Department Store Defendants in violation of state and federal laws. The plaintiffs sought, among other things, treble damages, equitable relief, attorneys' fees, interest and costs.

In 1998, the Office of the Attorney General of the State of New York (the "State") notified the Company and ten other entities that they are potentially responsible parties ("PRPs") with respect to the Blydenburgh landfill in Islip New York. Each PRP may be jointly and severally liable for the costs of investigation and cleanup, which the State estimates to be $16 million. While the State has sued other PRPs in connection with the site (including Hickey's Carting, Inc., Dennis C. Hickey and Maria Hickey, collectively the "Hickey Parties"), the State has not sued the Company. The Company and certain other PRPs are in discussions with the State regarding possible settlement of the matter. On September 9, 2002, the Hickey Parties brought contribution actions against the Company and other Blydenburgh PRPs in the State's lawsuit against the Hickey Parties in the U.S. District Court for the Eastern District of New York. These actions seek to recover, among other things, any damages for which the Hickey Parties are found liable in the State's lawsuit against them, and related costs and expenses, including attorneys' fees. The Company intends to defend the contribution claim vigorously. While no assurance can be given as to the ultimate outcome, management believes that the Blydenburgh matters will not have a material adverse effect on the Company's consolidated financial condition.

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

In June 2003, a lawsuit was filed in the U.S. District Court, Eastern District of New York, on behalf of two former employees and one former temporary employee alleging race and disability discrimination, harassment and retaliation. The complaint seeks $10 million in damages for each of seven causes of action. We intend to defend the action vigorously. While no assurances can be given as to the ultimate outcome, we believe that this matter will not have a material adverse effect on the Company's consolidated financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the quarter ended June 30, 2003.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Class A Common Stock is publicly traded on the New York Stock Exchange under the symbol "EL." The following table shows the high and low sales prices as reported on the New York Stock Exchange Composite Tape and the cash dividends per share declared in fiscal 2003 and fiscal 2002.

                           FISCAL 2003                     FISCAL 2002
                   ----------------------------    ----------------------------
                                        CASH                            CASH
                    HIGH      LOW     DIVIDENDS     HIGH       LOW    DIVIDENDS
                   ------    ------   ---------    ------    ------   ---------
First Quarter      $35.99    $25.80     $   --     $43.55    $30.30     $  .05
Second Quarter      30.10     25.20        .20      34.90     29.25        .05
Third Quarter       31.04     25.73         --      35.75     29.25        .05
Fourth Quarter      35.99     28.91         --      38.80     33.50        .05
                                        ------                          ------
Year                35.99     25.20     $  .20      43.55     29.25     $  .20
                                        ======                          ======


We expect to continue the payment of cash dividends in the future, but there can be no assurance that the Board of Directors will continue to declare them. In May 2002, after declaring the $.05 per share dividend that was paid in July 2002, the Board of Directors determined that it would pay future cash dividends on its common stock annually rather than quarterly. The Board of Directors declared the first annual dividend of $.20 per share in the second quarter of fiscal 2003 which was paid in January 2003.

As of September 12, 2003, there were approximately 4,254 record holders of Class A Common Stock and 17 record holders of Class B Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

The table below summarizes selected financial information. For further information, refer to the audited consolidated financial statements and the notes thereto beginning on page F-1 of this report.

                                                                    YEAR ENDED OR AT JUNE 30
                                                  ---------------------------------------------------------
                                                    2003         2002         2001         2000      1999
                                                  --------     --------     --------     --------  --------
                                                              (IN MILLIONS, EXCEPT PER SHARE DATA)

STATEMENT OF EARNINGS DATA:
Net sales (a) ................................... $5,117.6     $4,743.7     $4,667.7     $4,440.3  $4,040.3
Gross profit (a) ................................  3,781.9      3,470.3      3,441.3      3,202.3   2,877.5
Operating income ................................    495.1        341.4        495.6        515.8     456.9
Earnings before income taxes, minority interest
  and accounting change .........................    487.0        331.6        483.3        498.7     440.2
Net earnings ....................................    319.8(b)     191.9(c)     305.2(d)     314.1     272.9
Preferred stock dividends .......................     23.4         23.4         23.4         23.4      23.4
Net earnings attributable to common stock .......    296.4(b)     168.5(c)     281.8(d)     290.7     249.5

CASH FLOW DATA:
Net cash flows provided by operating activities . $  548.5     $  518.0     $  305.4     $  442.5  $  352.3
Net cash flows used for investing activities ....   (192.5)      (217.0)      (206.3)      (374.3)   (200.3)
Net cash flows used for financing activities ....   (550.4)      (121.8)       (63.5)       (87.9)    (73.2)

PER SHARE DATA:
Net earnings per common share:
  Basic ......................................... $   1.27(b)  $    .71(c)  $   1.18(d)  $   1.22  $   1.05
  Diluted ....................................... $   1.26(b)  $    .70(c)  $   1.16(d)  $   1.20  $   1.03

Weighted average common shares outstanding:
  Basic .........................................    232.6        238.2        238.4        237.7     237.0
  Diluted .......................................    234.7        241.1        242.2        242.5     241.2

Cash dividends declared per common share ........ $    .20     $    .20     $    .20     $    .20  $  .1775

BALANCE SHEET DATA:
Working capital ................................. $  791.3     $  968.0     $  882.2     $  716.7  $  708.0
Total assets ....................................  3,349.9      3,416.5      3,218.8      3,043.3   2,746.7
Total debt ......................................    291.4        410.5        416.7        425.4     429.1
Redeemable preferred stock ......................    360.0        360.0        360.0        360.0     360.0
Stockholders' equity ............................  1,423.6      1,461.9      1,352.1      1,160.3     924.5

-----------
(a) Effective January 1, 2002, we adopted Emerging Issues Task Force ("EITF") Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer." Upon adoption of this Issue, we reclassified revenues generated from our purchase with purchase activities as sales and the costs of our purchase with purchase and gift with purchase activities as cost of sales, which were previously reported net as operating expenses. Operating income has remained unchanged by this adoption. For purposes of comparability, these reclassifications have been reflected retroactively for all periods presented.

(b) Net earnings, net earnings attributable to common stock and net earnings per common share for the year ended June 30, 2003 included a special charge related to the proposed settlement of a legal action of $13.5 million, after-tax, or $.06 per diluted common share.

(c) Net earnings, net earnings attributable to common stock and net earnings per common share for the year ended June 30, 2002 included a restructuring charge of $76.9 million, after-tax, or $.32 per diluted common share, and a one-time charge of $20.6 million, or $.08 per diluted common share, attributable to the cumulative effect of adopting Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets."

(d) Net earnings, net earnings attributable to common stock and net earnings per common share for the year ended June 30, 2001 included restructuring and other non-recurring charges of $40.3 million, after-tax, or $.17 per diluted common share, and a one-time charge of $2.2 million, after-tax, or $.01 per diluted common share, attributable to the cumulative effect of adopting SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

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

Our sales return accrual is a subjective critical estimate that has a direct impact on reported net sales. This accrual is calculated based on a history of gross sales and actual returns by region and product category. In addition, as necessary, specific accruals may be established for future known or anticipated events. As a percentage of gross sales, sales returns were 5.2%, 4.9% and 4.9% in fiscal 2003, 2002 and 2001, respectively.

CONCENTRATION OF CREDIT RISK

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance.

We have three major customers that owned and operated retail stores that in the aggregate accounted for approximately $1.24 billion, or 24%, of our consolidated net sales in fiscal 2003 and $179.8 million, or 28%, of our accounts receivable at June 30, 2003. These customers sell products primarily within North America. Although management believes that these customers are sound and creditworthy, a severe adverse impact on their business operations could have a corresponding material adverse effect on our net sales, cash flows, and/or financial condition.

In the ordinary course of business, we have established an allowance for doubtful accounts and customer deductions in the amount of $31.8 million and $30.6 million as of June 30, 2003 and 2002, respectively. Our allowance for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings. This reserve is based upon the evaluation of accounts receivable aging, specific exposures and historical trends.

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

PENSION AND OTHER POSTRETIREMENT BENEFIT COSTS

We offer the following benefits to some or all of our employees: a domestic trust-based noncontributory defined benefit pension plan ("U.S. Plan"); an unfunded, nonqualified domestic noncontributory pension plan to provide benefits in excess of statutory limitations; a contributory defined contribution plan; international pension plans, which vary by country, consisting of both defined benefit and defined contribution pension plans; deferred compensation; and certain other postretirement benefits.

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

The pre-retirement discount rate for each plan used for determining future pension obligations is based on a review of highly rated long-term bonds. At June 30, 2003, we used a pre-retirement discount rate for our U.S. Plan of 5.75% and varying rates on our international plans of between 2.75% and 7.0%. For fiscal 2003, we used an expected return on plan assets of 8.5% for our U.S. Plan and varying rates of between 4.5% and 8.25% for our international plans. In determining the long-term rate of return for a plan, we consider the historical rates of return, the nature of the plan's investments and an expectation for the plan's investment strategies. The U.S. Plan asset allocation as of June 30, 2003 was approximately 58% equity investments, 23% fixed income investments, 13% cash and 6% other investments.

For fiscal 2004, we will use a pre-retirement discount rate for the U.S. Plan of 5.75% and anticipate using an expected return on plan assets of 8.00%. The change in this assumption from that used in fiscal 2003 will cause an increase in pension expense in fiscal 2004. We will continue to monitor the market conditions relative to these assumptions and adjust them accordingly.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is calculated as the excess of the cost of purchased businesses over the value of their underlying net assets. Other intangible assets principally consist of purchased royalty rights and trademarks. Goodwill and other intangible assets that have an indefinite life are not amortized.

On an annual basis, we test goodwill and other intangible assets for impairment. To determine the fair value of these intangible assets, there are many assumptions and estimates used that directly impact the results of the testing. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose. To mitigate undue influence, we use industry accepted valuation models and set criteria that are reviewed and approved by various levels of management. Additionally, we evaluate our recorded goodwill with the assistance of a third-party valuation firm.

INCOME TAXES

We have accounted for, and currently account for, income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This Statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes.

As of June 30, 2003, we have current net deferred tax assets of $116.0 million and non-current net deferred tax assets of $38.7 million. These net deferred tax assets assume sufficient future earnings for their realization, as well as the continued application of current tax rates. Included in net deferred tax assets is a valuation allowance of approximately $2.9 million for deferred tax assets, which relates to foreign tax loss carryforwards not utilized to date, where management believes it is more likely than not that the deferred tax assets will not be realized in the relevant jurisdiction. Based on our assessments, no additional valuation allowance is required. If we determine that a deferred tax asset will not be realizable, an adjustment to the deferred tax asset will result in a reduction of earnings at that time.

Furthermore, we provide tax reserves for Federal, state and international exposures relating to audit results, planning initiatives and compliance responsibilities. The development of these reserves requires judgments about tax issues, potential outcomes and timing, and is a subjective critical estimate.

DERIVATIVES

We currently account for derivative financial instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This Statement also requires the recognition of all derivative instruments as either assets or liabilities on the balance sheet and that they be measured at fair value.

We currently use derivative financial instruments to hedge certain anticipated transactions and interest rates, as well as receivables and payables denominated in foreign currencies. We do not utilize derivatives for trading or speculative purposes. Hedge effectiveness is documented, assessed and monitored by our employees who are qualified to make such assessments and monitor the instruments. Variables that are external to us such as social, political and economic risks may have an impact on our hedging program and the results thereof.

RESULTS OF OPERATIONS

We manufacture, market and sell skin care, makeup, fragrance and hair care products which are distributed in over 130 countries and territories. The following is a comparative summary of operating results for fiscal 2003, 2002 and 2001 and reflects the basis of presentation described in Note 2 and Note 18 to the Notes to Consolidated Financial Statements for all periods presented. Products and services that do not meet our definition of skin care, makeup, fragrance and hair care have been included in the "other" category.

                                                    YEAR ENDED JUNE 30
                                            --------------------------------
                                              2003        2002        2001
                                            --------    --------    --------
                                                     (IN MILLIONS)
NET SALES
   BY REGION:
      The Americas ......................   $2,953.4    $2,878.2    $2,857.8
      Europe, the Middle East & Africa ..    1,506.4     1,261.1     1,221.8
      Asia/Pacific ......................      657.8       610.6       596.1
                                            --------    --------    --------
                                             5,117.6     4,749.9     4,675.7
      Restructuring * ...................         --        (6.2)       (8.0)
                                            --------    --------    --------
                                            $5,117.6    $4,743.7    $4,667.7
                                            ========    ========    ========

   BY PRODUCT CATEGORY:
      Skin Care .........................   $1,893.7    $1,703.3    $1,660.7
      Makeup ............................    1,909.4     1,790.5     1,721.6
      Fragrance .........................    1,059.6     1,017.3     1,085.1
      Hair Care .........................      228.9       215.8       180.7
      Other .............................       26.0        23.0        27.6
                                            --------    --------    --------
                                             5,117.6     4,749.9     4,675.7
      Restructuring * ...................         --        (6.2)       (8.0)
                                            --------    --------    --------
                                            $5,117.6    $4,743.7    $4,667.7
                                            ========    ========    ========

OPERATING INCOME
   BY REGION:
      The Americas ......................   $  246.7    $  222.9    $  299.9
      Europe, the Middle East & Africa ..      227.7       179.9       201.8
      Asia/Pacific ......................       42.7        56.0        56.9
                                            --------    --------    --------
                                               517.1       458.8       558.6
      Restructuring and Special Charges*       (22.0)     (117.4)      (63.0)
                                            --------    --------    --------
                                            $  495.1    $  341.4    $  495.6
                                            ========    ========    ========

   BY PRODUCT CATEGORY:
      Skin Care .........................   $  273.2    $  248.4    $  266.9
      Makeup ............................      198.0       183.2       212.5
      Fragrance .........................       32.1        13.4        63.6
      Hair Care .........................       14.8        13.7        13.1
      Other .............................       (1.0)        0.1         2.5
                                            --------    --------    --------
                                               517.1       458.8       558.6
      Restructuring and Special Charges *      (22.0)     (117.4)      (63.0)
                                            --------    --------    --------
                                            $  495.1    $  341.4    $  495.6
                                            ========    ========    ========

* Refer to the following tables and discussion for further information regarding these charges.

The following table presents certain consolidated earnings data as a percentage of net sales:

                                                         YEAR ENDED JUNE 30
                                                      -------------------------
                                                       2003      2002      2001
                                                      -----     -----     -----
Net sales .........................................   100.0%    100.0%    100.0%
Cost of sales .....................................    26.1      26.8      26.3
                                                      -----     -----     -----
Gross profit ......................................    73.9      73.2      73.7
                                                      -----     -----     -----

Operating expenses:
    Selling, general and administrative ...........    63.4      63.3      61.5
    Restructuring .................................      --       2.3       0.8
    Special charges ...............................     0.4        --       0.3
    Related party royalties .......................     0.4       0.4       0.5
                                                      -----     -----     -----
                                                       64.2      66.0      63.1
                                                      -----     -----     -----

Operating income ..................................     9.7       7.2      10.6
Interest expense, net .............................     0.2       0.2       0.2
                                                      -----     -----     -----

Earnings before income taxes, minority interest
  and accounting change ...........................     9.5       7.0      10.4
Provision for income taxes ........................     3.1       2.4       3.7
Minority interest, net of tax .....................    (0.1)     (0.1)     (0.1)
                                                      -----     -----     -----

Net earnings before accounting change .............     6.3       4.5       6.6
Cumulative effect of a change in accounting
  principle, net of tax ...........................      --      (0.4)     (0.1)
                                                      -----     -----     -----
Net earnings ......................................     6.3%      4.1%      6.5%
                                                      =====     =====     =====


The following tables present reconciliations of our financial results for the fiscal years ended June 30, 2003, 2002 and 2001 as reported in conformity with generally accepted accounting principles in the United States ("GAAP") and those results adjusted to exclude certain charges described above each table. We have presented these reconciliations because of the special nature of the charges or the fact that they are not necessarily comparable from period to period. We believe that such measures provide investors with a view of our ongoing business trends and results of operations. This is consistent with the approach used by management in its evaluation and monitoring of such trends and results and provides investors with a base for evaluating future periods.

While we consider the non-GAAP financial measures useful in analyzing our results, it is not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with GAAP.

The table below reconciles the fiscal 2003 results as reported and results prior to adjustment for a special pre-tax charge of $22.0 million, or $13.5 million after-tax, equal to $.06 per diluted common share, in connection with the proposed settlement of a class action lawsuit brought against us and a number of other defendants (see "Item 3. Legal Proceedings."). The amount of the charge in this case is significantly larger than similar charges we have incurred individually or in the aggregate for legal proceedings in any prior year and we do not expect to take a charge of a similar magnitude for a single matter like it in the near future.

                                               YEAR ENDED JUNE 30, 2003
                                         ------------------------------------
                                         (In millions, except per share data)

                                           RESULTS     RECONCILING   NON-GAAP
                                         AS REPORTED      ITEMS      RESULTS
                                         ------------  -----------  ---------
Net sales ..............................  $ 5,117.6     $      --   $ 5,117.6
Cost of sales ..........................    1,335.7            --     1,335.7
                                          ---------     ---------   ---------
Gross profit ...........................    3,781.9            --     3,781.9
                                          ---------     ---------   ---------
    GROSS MARGIN .......................       73.9%                     73.9%
Operating expenses .....................    3,286.8          22.0     3,264.8
                                          ---------     ---------   ---------
    OPERATING EXPENSE MARGIN ...........       64.2%                     63.8%
Operating income .......................      495.1          22.0       517.1
                                          ---------     ---------   ---------
    OPERATING INCOME MARGIN ............        9.7%                     10.1%
Provision (benefit) for income taxes ...      160.5          (8.5)      169.0
                                          ---------     ---------   ---------
Net earnings ...........................  $   319.8     $    13.5   $   333.3
                                          =========     =========   =========
Diluted net earnings per common share ..  $    1.26     $     .06   $    1.32
                                          =========     =========   =========


The table below reconciles the fiscal 2002 results as reported and results prior to adjustment for (i) pre-tax restructuring charges of $117.4 million, or $76.9 million after-tax, equal to $.32 per diluted common share (see "Results of Operations - Fiscal 2002 as Compared with Fiscal 2001"); and (ii) a $20.6 million charge, equal to $.08 per diluted common share, in connection with the cumulative effect of a change in accounting principle upon adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" (see Note 2 "Summary of Significant Accounting Policies" in the accompanying Consolidated Financial Statements). The restructuring charges were related to repositioning certain businesses as part of a globalization and reorganization initiative and are described in greater detail in Note 5 to Notes to Consolidated Financial Statements. The restructuring and the adoption of the new accounting pronouncement were not considered part of our core business operations in fiscal 2002. Management also excludes the related charges in evaluating its performance when comparing fiscal 2002 to future periods.

                                                YEAR ENDED JUNE 30, 2002
                                          ------------------------------------
                                          (In millions, except per share data)

                                            RESULTS     RECONCILING   NON-GAAP
                                          AS REPORTED      ITEMS      RESULTS
                                          -----------   -----------  ---------
Net sales ..............................   $ 4,743.7     $     6.2   $ 4,749.9
Cost of sales ..........................     1,273.4           0.8     1,272.6
                                           ---------     ---------   ---------
Gross profit ...........................     3,470.3           7.0     3,477.3
                                           ---------     ---------   ---------
    GROSS MARGIN .......................        73.2%                     73.2%
Operating expenses .....................     3,128.9         110.4     3,018.5
                                           ---------     ---------   ---------
    OPERATING EXPENSE MARGIN ...........        66.0%                     63.5%
Operating income .......................       341.4         117.4       458.8
                                           ---------     ---------   ---------
    OPERATING INCOME MARGIN ............         7.2%                      9.7%
Provision (benefit) for income taxes ...       114.4         (40.5)      154.9
                                           ---------     ---------   ---------
Net earnings before accounting change ..       212.5          76.9       289.4
Cumulative effect of a change in
  accounting principle .................       (20.6)         20.6          --
                                           ---------     ---------   ---------
Net earnings ...........................   $   191.9     $    97.5   $   289.4
                                           =========     =========   =========
Diluted net earnings per common share ..   $     .70     $     .40   $    1.10
                                           =========     =========   =========

The table below reconciles the fiscal 2001 results as reported and results prior to adjustment for (i) pre-tax restructuring and special charges of $63.0 million, or $40.3 million after-tax, equal to $.17 per diluted common share (see "Results of Operations - Fiscal 2002 as Compared with Fiscal 2001"); (ii) $13.4 million after-tax adjustment, equal to $.06 per diluted common share, to reflect the retroactive impact of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" (see Note 2 "Summary of Significant Accounting Policies" in the accompanying Consolidated Financial Statements); and (iii) a one-time charge of $2.2 million after-tax, or $.01 per diluted common share, attributable to the cumulative effect of adopting SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." We adopted a restructuring plan in the fourth quarter of fiscal 2001, our first since the initial public offering in 1995. The particular restructuring and special charges relating to the plan are described in Note 5 to Notes to Consolidated Financial Statements. These costs, as well as those resulting from the adoption of new accounting standards, were not considered part of our core business in fiscal 2001. Management also excludes the related charges in evaluating its performance when comparing fiscal 2001 to future periods.

                                                  YEAR ENDED JUNE 30, 2001
                                            ------------------------------------
                                            (In millions, except per share data)

                                              RESULTS    RECONCILING   NON-GAAP
                                            AS REPORTED     ITEMS      RESULTS
                                            -----------  -----------  ---------
Net sales .................................  $ 4,667.7    $     8.0   $ 4,675.7
Cost of sales .............................    1,226.4          1.1     1,225.3
                                             ---------    ---------   ---------
Gross profit ..............................    3,441.3          9.1     3,450.4
                                             ---------    ---------   ---------
   GROSS MARGIN ...........................       73.7%                    73.8%
Operating expenses ........................    2,945.7         53.9     2,891.8
                                             ---------    ---------   ---------
   OPERATING EXPENSE MARGIN ...............       63.1%                    61.9%
Operating income ..........................      495.6         63.0       558.6
                                             ---------    ---------   ---------
   OPERATING INCOME MARGIN ................       10.6%                    11.9%
Provision (benefit) for income taxes ......      174.0        (22.7)      196.7
                                             ---------    ---------   ---------
Net earnings before accounting change .....      307.4         40.3       347.7
2001 amortization of goodwill, net of tax .         --         13.4        13.4
Cumulative effect of a change in accounting
   principle, net of tax ..................       (2.2)         2.2          --
                                             ---------    ---------   ---------
Net earnings ..............................  $   305.2    $    55.9   $   361.1
                                             =========    =========   =========
Diluted net earnings per common share .....  $    1.16    $     .23   $    1.39
                                             =========    =========   =========

FISCAL 2003 AS COMPARED WITH FISCAL 2002

NET SALES

Net sales increased 8% or $373.9 million to $5,117.6 million, reflecting growth in all product categories and each of our geographic regions. Product category results were led by skin care, and our regions were led by Europe, the Middle East & Africa, where results benefited from favorable foreign exchange rates to the U.S. dollar and improvements in the travel retail business. Travel retail improved during the middle of fiscal 2003 compared with lower results during the middle of fiscal 2002 but was adversely affected during the last quarter of fiscal 2003 by certain world events, including the lingering effects of the war in Iraq and concerns relating to SARS. Such events may affect our future sales and earnings. Excluding the impact of foreign currency translation, net sales increased 4%.

PRODUCT CATEGORIES

SKIN CARE

Net sales of skin care products increased 11% or $190.4 million to $1,893.7 million, which was primarily attributable to the recent launches of Perfectionist Correcting Serum for Lines/Wrinkles and Resilience Lift OverNight Face and Throat Creme by Estee Lauder, and the Repairwear line of products and Advanced Stop Signs from Clinique. Additionally, the increase was supported by strong sales of Comforting Cream Cleanser, Moisture Surge Extra Thirsty Skin Relief and Moisture Surge Eye Gel, and products in the 3-Step Skin Care System by Clinique, as well as by Re-Nutriv Ultimate Lifting Creme from Estee Lauder, and A Perfect World line of products by Origins. Partially offsetting this increase were lower net sales of certain existing products such as Stop Signs, Total Turnaround Cream and Turnaround Cream by Clinique and Idealist Skin Refinisher by Estee Lauder. Excluding the impact of foreign currency translation, skin care net sales increased 7%.

MAKEUP

Makeup net sales increased 7% or $118.9 million to $1,909.4 million due to strong sales of our makeup artist lines and current year launches of Dewy Smooth Anti-Aging Makeup and Colour Surge Lipstick by Clinique, and MagnaScopic Maximum Volume Mascara and Artist's Lip and Eye Pencils from Estee Lauder. Also contributing to growth were strong sales from Estee Lauder brand products including So Ingenious Multi-Dimension Liquid Makeup and Loose Powder, as well as from new and existing products in the Pure Color line. Offsetting this increase were lower net sales of certain existing products such as Sumptuous Lipstick from Estee Lauder, and Gentle Light Makeup and Powder and High Impact Eye Shadow Duos by Clinique. Excluding the impact of foreign currency translation, makeup net sales increased 4%.

FRAGRANCE

Net sales of fragrance products increased 4% or $42.3 million to $1,059.6 million, primarily reflecting the effects of favorable foreign currency exchange rates to the U.S. dollar. The fragrance industry continues to experience a difficult environment. The travel retail business, which depends substantially on fragrance products, began to improve in the middle of the fiscal year relative to the prior year, however the latter part of fiscal 2003 was adversely affected by international uncertainties stemming from events in Iraq and concerns relating to SARS. In fiscal 2003, we successfully launched Estee Lauder pleasures intense, T girl by Tommy Hilfiger, Clinique Happy Heart, Lauder Intuition for Men and Donna Karan Black Cashmere. Net sales also benefited from strong sales of Beautiful by Estee Lauder and Aromatics Elixir from Clinique. Offsetting these increases and sales from new product launches were lower net sales of certain Tommy Hilfiger products, Intuition by Estee Lauder and Estee Lauder pleasures. Excluding the impact of foreign currency translation, fragrance net sales were relatively unchanged from the prior year.

HAIR CARE

Hair care net sales increased 6% or $13.1 million to $228.9 million. This increase was primarily the result of sales growth from Aveda and Bumble and bumble products. We also increased the number of Company-owned Aveda Experience Centers and strategically decreased the number of salons that offer Aveda products. Partially offsetting the increase were lower net sales of Clinique's Simple Hair Care System.

The introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

GEOGRAPHIC REGIONS

Net sales in the Americas increased 3% or $75.2 million to $2,953.4 million primarily reflecting growth from our newer brands as well as the success of new and recently launched products. Despite the increase, we continue to experience a soft retail environment in the United States.

In Europe, the Middle East & Africa, net sales increased 19% or $245.3 million to $1,506.4 million. Net sales in the United Kingdom, Spain, Italy, France, Switzerland and Greece experienced double-digit growth. Also contributing to the increase with double-digit growth was our worldwide travel retail business, as sales recovered from the levels experienced after September 11, 2001. However, our travel retail business was adversely affected at the end of fiscal 2003 by certain world events including the lingering effects of the war in Iraq and concerns associated with SARS. Excluding the impact of foreign currency translation, Europe, the Middle East & Africa net sales increased 8%.

Net sales in Asia/Pacific increased 8% or $47.2 million to $657.8 million primarily due to higher net sales in Korea, Japan, Australia and Thailand. Despite increased net sales in Japan, the country remains a difficult market due to local economic conditions and competition. Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 3%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales improved to 26.1% from 26.8%, reflecting production and supply chain efficiencies and lower costs from promotional activities.

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

OPERATING EXPENSES

Operating expenses decreased to 64.2% of net sales as compared with 66.0% of net sales in the prior-year period. The current year results were impacted by a charge related to the pending settlement of a legal proceeding of $22.0 million or 0.4% of net sales. Prior-year operating expenses included a restructuring charge of $110.4 million or 2.3% of net sales. Before considering the effect of these two charges, operating expenses increased slightly to 63.8% of net sales compared with 63.5% of net sales in the prior year. The increase in spending primarily related to advertising, sampling and merchandising activities particularly during the early portion of fiscal 2003 (excluding purchase with purchase and gift with purchase activities, discussed as a component of cost of sales) which supported our sales growth and built momentum going into the second half of fiscal 2003. Changes in advertising, sampling and merchandising spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

OPERATING RESULTS

Operating income increased 45% or $153.7 million to $495.1 million as compared with the prior-year period. Operating margins were 9.7% of net sales in the current period as compared with 7.2% in the prior-year period. These results include a charge related to the pending settlement of a legal proceeding of $22.0 million in the current year and a prior year restructuring charge of $117.4 million. Absent these items, operating income increased 13% or $58.3 million to $517.1 million and operating margins increased to 10.1% as compared with 9.7% in fiscal 2002. These increases in operating income and operating margin reflect sales growth, including the benefits from favorable foreign currency exchange rates to the U.S. dollar and gross margin improvement, as well as benefits from our prior restructurings and our continued cost containment efforts.

Net earnings and net earnings per diluted share increased approximately 67% and 80%, respectively. Net earnings improved $127.9 million to $319.8 million and net earnings per diluted share increased by $.56 from $.70 to $1.26. Absent the cumulative effect of a change in accounting principle in fiscal 2002, net earnings increased by $107.3 million or 50% and diluted earnings per common share increased 62% to $1.26 from $.78 in the prior year. Before the fiscal 2003 charge related to the pending settlement of a legal proceeding and the fiscal 2002 restructuring and the cumulative effect of adopting a new accounting principle, net earnings increased 15% to $333.3 million and diluted earnings per common share increased 20% to $1.32 from $1.10 in the prior year.

The following discussions of Operating Results by PRODUCT CATEGORIES and GEOGRAPHIC REGIONS exclude the impact of the fiscal 2003 charge related to the pending settlement of a legal proceeding and the fiscal 2002 restructuring. We believe the following analysis of operating income better reflects the manner in which we conduct and view our business. The tables on page 21 reconcile these results to operating income as reported in the consolidated statement of earnings.

PRODUCT CATEGORIES

Operating income more than doubled to $32.1 million in fragrance due primarily to improved results from our travel retail business. Operating income increased 10% to $273.2 million in skin care and 8% to $198.0 million in makeup reflecting higher net sales, partially offset by strategic spending on advertising, sampling and merchandising, particularly in the earlier portion of the current year. Operating income increased $1.1 million or 8% to $14.8 million in hair care, reflecting improvements in Aveda and Bumble and bumble, as well as higher profits in the latter portion of the year outside the United States.

GEOGRAPHIC REGIONS

Operating income in the Americas increased 11% or $23.8 million to $246.7 million due to sales growth, the benefits of our prior restructurings and continued cost containment efforts. Operating income also benefited from the results of strategic efforts related to product support spending in the earlier part of the year that led to increased net sales during the year. In Europe, the Middle East & Africa, operating income increased 27% or $47.8 million to $227.7 million primarily due to the improved operating results in the United Kingdom as well as increased results generated from our travel retail business. As described elsewhere, profitability in the region has been and will continue to be affected by current international uncertainties. In Asia/Pacific, operating income decreased 24% or $13.3 million to $42.7 million. This decrease reflects improved results in Korea and Thailand, which were more than offset by a decrease in Australia, which derived a benefit in the prior-year period from a change in our retailer arrangements.

INTEREST EXPENSE, NET

Net interest expense was $8.1 million as compared with $9.8 million in the prior year. The decrease in net interest expense was primarily due to lower outstanding net borrowings and higher interest income generated by higher invested cash balances. This improvement was partially offset by a higher effective interest rate, which resulted from the increased proportion of fixed rate debt as compared with variable rate debt in the same period last year. In May 2003, we executed a fixed-to floating interest rate swap on our $250.0 million 6% Senior Notes due 2012. See "Liquidity and Capital Resources" for further details.

PROVISION FOR INCOME TAXES

The provision for income taxes represents Federal, foreign, state and local income taxes. The effective rate for income taxes for the fiscal year was 33.0% as compared with 34.5% in the prior-year period. These rates differ from statutory rates, reflecting the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. The decrease in the effective tax rate was principally attributable to ongoing tax planning initiatives, including the favorable settlement of certain tax negotiations and the reduction of the overall tax rate relating to the Company's foreign operations. In addition, the tax effect of the charge related to the pending settlement of a legal proceeding in late fiscal 2003 contributed to an effective tax rate slightly lower than previously expected.

FISCAL 2002 AS COMPARED WITH FISCAL 2001

NET SALES

Net sales increased 2% or $76.0 million to $4.74 billion reflecting growth in the makeup, skin care and hair care categories, partially offset by a decline in fragrance net sales. Excluding the impact of foreign currency translation, net sales increased 3%. The unusual events that occurred during fiscal 2002 and their effect on the economy, particularly in the United States, adversely impacted our business. In addition, the decline in worldwide travel during most of fiscal 2002 led to a 13% reduction in our travel retail sales. Sales growth from certain newer brands and recently launched products partially offset these decreases.

The following discussions of Net Sales by PRODUCT CATEGORIES and GEOGRAPHIC REGIONS exclude the impact of the restructurings in fiscal 2002 and fiscal 2001. Neither restructuring was material to our net sales, and we believe the following analysis of net sales better reflects the manner in which we conduct and view our business. For a discussion of the restructurings, see "Operating Expenses - Restructuring and Special Charges" in this section. The tables on pages 21 and 22 reconcile these results to operating income as reporting in the consolidated statement of earnings.

PRODUCT CATEGORIES

SKIN CARE

Net sales of skin care products increased 3% or $42.6 million to $1.70 billion. The net sales increase is primarily attributable to recently launched products such as Total Turnaround Visible Skin Renewer, Advanced Night Repair Eye Recovery Complex, Moisture Surge Extra Thirsty Skin Relief and Moisture Surge Eye Gel, A Perfect World line of products, LightSource Transforming Moisture Lotion and Cream, and Re-Nutriv Ultimate Lifting Creme. Partially offsetting these increases were lower net sales of certain existing products such as Turnaround Cream and Resilience Lift, as well as products in Clinique's 3-Step Skin Care System.

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

FRAGRANCE

Net sales of fragrance products decreased 6% or $67.8 million to $1.02 billion. This category was impacted by the softness of the fragrance business in the United States and the decline in our travel retail business, which depends substantially on fragrance products. Lower net sales of Beautiful, Estee Lauder pleasures, DKNY for Women and certain existing Tommy Hilfiger products were partially offset by the launch of T, a fragrance in the Tommy Hilfiger line, and Intuition for Men, as well as strong sales of Donna Karan Cashmere Mist.

HAIR CARE

Hair care net sales increased 19% or $35.1 million to $215.8 million. This increase was primarily the result of growth from Aveda, which benefited from the launch of texture lotion products and Color Conserve Shampoo and an increase in the number of Company-owned Aveda Experience Centers. Sales of Bumble and bumble products increased due to an expanded product line and an increase in the number of points of sale. The results were partially offset by lower sales from Clinique's Simple Hair Care System when compared with the prior-year launch.

The introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

GEOGRAPHIC REGIONS

Net sales in the Americas increased 1% or $20.4 million to $2.88 billion. The increase was primarily due to the success of most newer brands, partially offset by economic weakness and uncertainty in the United States during most of the fiscal year. In Europe, the Middle East & Africa, net sales increased 3% or $39.3 million to $1.26 billion. This increase was primarily the result of higher net sales in the United Kingdom, Spain and Greece, where in fiscal 2002 we formed a joint venture, in which we own a controlling majority interest, with our former distributor. The increase was partially offset by lower net sales in our travel retail business, which has been adversely affected by a decrease in worldwide travel. Excluding the impact of our travel retail business, net sales in Europe, the Middle East & Africa increased 8% or $77.8 million. Net sales in Asia/Pacific increased 2% or $14.5 million to $610.6 million primarily due to higher net sales in Korea and Thailand, as well as in Australia where we benefited from a change in retailer arrangements. The increased sales were partially offset by lower net sales in Japan. Japan continued to be a difficult market due to local economic conditions and increasing competition. The challenges were made more difficult by the weakness of the Japanese yen during fiscal 2002 as compared with the U.S. dollar. Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 9%.

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

OPERATING EXPENSES

Operating expenses increased to 66.0% of net sales as compared with 63.1% of net sales in the prior year. The increase in operating expenses primarily related to restructuring expenses, continued advertising and promotional spending and the cost to expand and operate our retail stores. The increase in operating expenses as a percentage of net sales reflects a slower growth rate in sales than operating expenses, primarily due to economic conditions in the United States as discussed above. As part of our long-term strategies, we continued to emphasize the building of "brand equities" through advertising and promotional spending and retail store expansion despite difficult economic times. Changes in advertising and promotional spending result from the type, timing and level of advertising and promotional activities related to product launches and rollouts, as well as the markets being emphasized. Excluding the impact of restructuring and special charges, operating expenses were 63.5% and 61.9% of net sales for the fiscal years ended 2002 and 2001, respectively.

RESTRUCTURING AND SPECIAL CHARGES

During the fourth quarter of fiscal 2002, we recorded charges for a restructuring related to repositioning certain businesses as part of our ongoing efforts to drive long-term growth and increase profitability. The restructuring focused on cost reduction opportunities related to the Internet, our supply chain, globalization of the organization and distribution channel refinements. We committed to a defined plan of action, which resulted in an aggregate pre-tax charge of $117.4 million, of which $59.4 million is cash related. On an after-tax basis, the aggregate charge was $76.9 million, equal to $.32 per diluted share.

Specifically, the charge included the following:

o INTERNET. In an effort to achieve strategic objectives, reduce costs and improve profitability, we outsourced Gloss.com platform development and maintenance efforts to a third-party provider. Additionally, Gloss.com closed its San Francisco facility and consolidated its operations in New York. As a result, included in the charge was a $23.9 million provision for restructuring the Gloss.com operations, including benefits and severance packages for 36 employees as well as asset write-offs. We also took a $20.1 million charge to write off the related Gloss.com acquisition goodwill.

o SUPPLY CHAIN. Building on previously announced supply chain initiatives, we restructured certain manufacturing, distribution, research and development, information systems and quality assurance operations in the United States, Canada and Europe, which included benefits and severance for 110 employees. A charge of $23.7 million was recorded related to this effort.

o GLOBALIZATION OF ORGANIZATION. We continued to implement our transition, announced in 2001, to a global brand structure designed to streamline the decision-making process and increase innovation and speed-to-market. The next phase of this transition entailed eliminating duplicate functions and responsibilities, which resulted in charges for benefits and severance for 122 employees. We recorded a charge of $27.1 million associated with these efforts.

o DISTRIBUTION. We evaluated areas of distribution relative to our financial targets and decided to focus our resources on the most productive sales channels and markets. As a result, we closed our operations in Argentina and the remaining customers are being serviced by our Chilean affiliate. We began to close all remaining in-store "tommy's shops" and we identified for closing other select points of distribution. We recorded a $22.6 million provision related to these actions, which included benefits and severance for 85 employees.

Following is a summary of the charges as recorded in the consolidated statement of earnings for fiscal 2002:

                                                  RESTRUCTURING
                                      -------------------------------------
                                       NET     COST OF   OPERATING
                                      SALES     SALES    EXPENSES     TOTAL
                                      ------   -------   ---------   ------
(IN MILLIONS)
Internet ............................ $   --    $   --    $ 44.0     $ 44.0
Supply Chain ........................     --        --      23.7       23.7
Globalization of Organization .......     --        --      27.1       27.1
Distribution ........................    6.2       0.8      15.6       22.6
                                      ------    ------    ------     ------
TOTAL CHARGE ........................ $  6.2    $  0.8    $110.4      117.4
                                      ======    ======    ======
Tax effect ..........................                                 (40.5)
                                                                     ------
NET CHARGE ..........................                                $ 76.9
                                                                     ======

The restructuring charge was recorded in other accrued liabilities or, where applicable, as a reduction of the related asset. During fiscal 2002, $9.3 million related to this restructuring was paid. We expected to, and did, settle a majority of the remaining obligations by the end of fiscal 2003 with certain additional payments to be made ratably through fiscal 2006.

During the fourth quarter of fiscal 2001, we recorded charges for restructuring and special charges related to repositioning certain businesses as part of our ongoing efforts to drive long-term growth and increase profitability. The restructuring and special charges focused on four areas: product fixtures for the jane brand; in-store "tommy shops"; information systems and other assets; and global brand reorganization. We committed to a defined plan of action, which resulted in an aggregate pre-tax charge of $63.0 million, of which $35.9 million is cash related. On an after-tax basis, the aggregate charge was $40.3 million, equal to $.17 per diluted share. As of June 30, 2003, the remaining obligation was $2.6 million with payments expected to be made ratably through fiscal 2004.

OPERATING RESULTS

Operating income decreased 31% or $154.2 million to $341.4 million as compared with the prior year. Operating margins were 7.2% of net sales in fiscal 2002 as compared with 10.6% in the prior year. The decrease in operating margin was primarily due to restructuring expenses, lower than expected sales levels, increased support spending and new distribution channel costs. This was partially offset by the exclusion of amortization expense due to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," in fiscal 2002 and the November 2000 expiration of amortization related to purchased royalty rights. Operating income reflected the inclusion of restructuring and special charges of $117.4 million and $63.0 million in fiscal 2002 and 2001, respectively. Before consideration of the restructuring and special charges, operating income decreased 18% to $458.8 million and operating margins were 9.7% in fiscal 2002 as compared with 11.9% in fiscal 2001.

Net earnings and net earnings per diluted share decreased approximately 37% and 39%, respectively. Net earnings declined $113.3 million to $191.9 million and net earnings per diluted share was lower by $.46 per diluted share from $1.16 to $.70. On a comparable basis, before restructuring and special charges, before the cumulative effect of adopting a new accounting principle, and excluding goodwill amortization in fiscal 2001, net earnings were $289.4 million, representing a decrease of 20% over the prior year, and diluted earnings per common share decreased 21% to $1.10 from $1.39 in the prior year.

The following discussions of Operating Results by PRODUCT CATEGORIES and GEOGRAPHIC REGIONS exclude the impact of restructuring and special charges. We believe the following analysis of operating income better reflects the manner in which we conduct and view our business. The tables on pages 21 and 22 reconcile these results to operating income as reported in the consolidated statement of earnings.

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

PROVISION FOR INCOME TAXES

The Company's effective tax rate will change from year to year based on non-recurring and recurring factors including, but not limited to, the geographical mix of earnings, the timing and amount of foreign dividends, state and local taxes, tax audit settlements and the interaction of various global tax strategies.

The provision for income taxes represents Federal, foreign, state and local income taxes. The effective rate for income taxes for fiscal 2002 was 34.5% compared with 36% in the prior year. These rates reflect the effect of state and local taxes, changes in tax rates in foreign jurisdictions, tax credits and certain non-deductible expenses. The decrease in the effective income tax rate was attributable to ongoing tax planning initiatives, as well as a decrease in non-deductible domestic royalty expense and the elimination of certain non-deductible goodwill amortization resulting from the implementation of SFAS No. 142, "Goodwill and Other Intangible Assets."

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds historically have been cash flows from operations and borrowings under commercial paper, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks in the United States and abroad. At June 30, 2003, we had cash and cash equivalents of $364.1 million compared with $546.9 million at June 30, 2002.

At June 30, 2003, our outstanding borrowings of $291.4 million included: (i) $257.1 million of 6% Senior Notes due January 2012 consisting of $250.0 million principal, an unamortized debt discount of $1.0 million, and an $8.1 million adjustment to reflect the fair value of an outstanding interest rate swap; (ii) a 3.0 billion yen term loan (approximately $25.2 million at current exchange rates), which is due in March 2006; (iii) $7.8 million of other short-term borrowings; and (iv) $1.3 million of other long-term borrowings.

In May 2003, we entered into an interest rate swap agreement with a notional amount of $250.0 million to effectively convert the fixed rate interest on our outstanding $250.0 million 6% Senior Notes to variable interest rates based on LIBOR. In the short-term, this will provide us with a lower level of interest expense related to the 6% Senior Notes based on current variable interest rates, however, over the life of the notes, interest expense may be greater than 6% based upon the fluctuations of LIBOR.

We have a $750.0 million commercial paper program under which we may issue commercial paper in the United States. Our commercial paper is currently rated A-1 by Standard & Poor's and P-1 by Moody's. Our long-term credit ratings are A+ by Standard & Poor's and A1 by Moody's. At June 30, 2003, we had no commercial paper outstanding. We also have an effective shelf registration statement covering the potential issuance of up to $500.0 million in debt securities. As of June 30, 2003, we had an unused $400.0 million revolving credit facility, expiring on June 28, 2006, and $156.6 million in additional uncommitted credit facilities.

Our business is seasonal in nature and, accordingly, our working capital needs vary. From time to time, we may enter into investing and financing transactions that require additional funding. To the extent that these needs exceed cash from operations, we could, subject to market conditions, issue commercial paper, issue long-term debt securities or borrow under the revolving credit facility.

The effects of inflation have not been significant to our overall operating results in recent years. Generally, we have been able to introduce new products at higher selling prices or increase selling prices sufficiently to offset cost increases, which have been moderate.

We believe that cash on hand, cash generated from operations, available credit lines and access to credit markets will be adequate to support currently planned business operations and capital expenditures on both a near-term and long-term basis.

CASH FLOWS

Net cash provided by operating activities was $548.5 million in fiscal 2003 as compared with $518.0 million in fiscal 2002 and $305.4 million in fiscal 2001. The improved operating cash flow primarily reflects increased earnings and seasonal levels of operating assets and liabilities. Operating assets and liabilities reflect an improvement in accounts receivable collections, and a higher level of accounts payable, partially offset by increased inventories in anticipation of product launches in the first half of fiscal 2004 and the impact of acquisitions on required inventory levels. The improvement in net cash flows for fiscal 2002 compared to fiscal 2001 was generated primarily by a reduction of inventory. Inventory levels were unseasonably high at the end of fiscal 2001 and were lowered during fiscal 2002 as part of our effort to keep inventory levels in line with forecasted sales. Operating cash flows were generally not impacted by the fiscal 2002 restructuring as lower net earnings were offset by the non-cash portion of the charge and the increase in other accrued liabilities.

Net cash used for investing activities was $192.5 million in fiscal 2003, compared with $217.0 million in fiscal 2002 and $206.3 million in fiscal 2001. Net cash used in investing activities in fiscal 2003 primarily relates to capital expenditures and the acquisition of Darphin and certain Aveda distributors. Net cash used in investing activities during fiscal 2002 and fiscal 2001 relates primarily to capital expenditures.

Capital expenditures amounted to $163.1 million, $203.2 million and $192.2 million in fiscal 2003, 2002 and 2001, respectively. Spending in all three years primarily reflected the continued upgrade of manufacturing equipment, dies and molds, new store openings, store improvements, counter construction and information technology enhancements. The reduced level of capital expenditures in fiscal 2003 reflects tight control on our spending in light of economic conditions, fewer retail store openings and reduced spending related to leasehold improvements.

Cash used for financing activities was $550.4 million, $121.8 million and $63.5 million in fiscal 2003, 2002 and 2001, respectively. The net cash used for financing activities in 2003 primarily relates to common stock repurchases, the repayment of long-term debt and dividend payments. Net cash used for financing during fiscal 2002 primarily relates to dividend payments and common stock repurchases. The net cash used in fiscal 2001 was primarily related to dividend payments.

DIVIDENDS

The Board of Directors declared, and we paid on our Class A Common Stock and Class B Common Stock, an annual dividend of $.20 per share in fiscal 2003 and quarterly dividends at the rate of $.05 per share in each quarter of fiscal 2002 and 2001. The last quarterly dividend of $.05 per share was paid in the first quarter of fiscal 2003. As previously disclosed, the Board of Directors determined that, at its discretion, it would declare and the Company would pay dividends on its common stock annually rather than quarterly commencing in fiscal 2003. In fiscal 2003, 2002 and 2001, dividends declared on our common stock totaled $46.5 million, $47.5 million and $47.7 million, respectively. Total dividends declared, including dividends on the $6.50 Cumulative Redeemable Preferred Stock, were $69.9 million, $70.9 million and $71.1 million in fiscal 2003, 2002 and 2001, respectively.

SHARE REPURCHASE PROGRAM

In September 1998, our Board of Directors authorized a share repurchase program to repurchase a total of up to 8.0 million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. In October 2002, the Board of Directors authorized the repurchase of up to 10.0 million additional shares of Class A Common Stock, increasing the total authorization under the share repurchase program to 18.0 million shares. During fiscal 2003, we purchased 11.2 million shares for $352.4 million. As of June 30, 2003, we have purchased approximately 13.8 million shares under this program. Subsequent to year-end, we purchased an additional
0.4 million shares for $12.3 million bringing the cumulative total of acquired shares to 14.2 million.

PENSION PLAN FUNDING AND EXPENSE

We maintain pension plans covering substantially all of our full-time employees for our U.S. operations and a majority of our international operations. Several plans provide pension benefits based primarily on years of service and employees' earnings. In the United States, we maintain a trust-based, noncontributory defined benefit pension plan ("U.S. Plan"). Additionally, we have an unfunded, nonqualified domestic benefit plan to provide benefits in excess of Internal Revenue Code limitations. Our international pension plans are comprised of defined benefit and defined contribution plans.

Several factors influence our annual funding requirements. For the U.S. Plan, our funding policy consists of an annual contribution at a rate that provides for future plan benefits and maintains appropriate funded percentages. Such contribution is not less than the minimum required by the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and subsequent pension legislation and is not more than the maximum amount deductible for income tax purposes. For each international plan, our funding policies are determined by local laws and regulations. In addition, amounts necessary to fund future obligations under these plans could vary depending on estimated assumptions (as detailed in "Critical Accounting Polices and Estimates"). The effect on operating results in the future of pension plan funding will depend on economic conditions, employee demographics, mortality rates, the number of participants electing to take lump-sum distributions, investment performance and funding decisions.

During fiscal 2003, we changed certain of the underlying assumptions associated with our pension plans based upon the recent past performance and outlook of the securities markets, resulting in a larger funding requirement. In addition, the assets associated with the pension plans experienced negative investment returns, which also affected our funding requirements. Even after considering the impact of these factors, there was no minimum contribution to the U.S. Plan required by ERISA for fiscal 2003 and 2002. However, at management's discretion, we made cash contributions to the U.S. Plan of $76.0 million and $43.0 million during fiscal 2003 and 2002, respectively.

In addition, at June 30, 2003, we recognized a liability on our balance sheet for each pension plan if the fair market value of the assets of that plan was less than the accumulated benefit obligation and, accordingly, a charge is recorded in accumulated other comprehensive income (loss) in shareholders' equity. During fiscal 2003 and 2002, we recorded a charge to accumulated other comprehensive income (loss) of $20.3 million and $7.9 million, respectively. This charge had no impact on our consolidated net earnings or liquidity.

COMMITMENTS AND CONTINGENCIES

We will be required to redeem the outstanding $6.50 Cumulative Redeemable Preferred Stock on June 30, 2005. However, in the event that Mrs. Estee Lauder were to pass away before such date, then we would have the right to redeem the shares from the current holders, and the holders of such shares would have the right to put the shares to us, at $100 per share (for an aggregate cost of $360.0 million). If shares of $6.50 Cumulative Redeemable Preferred Stock are put to us, we would have up to 120 days after notice to purchase such shares.

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

Under agreements covering our purchase of trademarks for a percentage of related sales, royalty payments totaling $20.3 million, $16.5 million and $16.0 million in fiscal 2003, 2002 and 2001, respectively, have been charged to expense. Such payments were made to Mrs. Estee Lauder. This obligation is not necessarily fixed and determinable, and therefore has been excluded from the following contractual obligation table.

CONTRACTUAL OBLIGATIONS

The following table summarizes scheduled maturities of our contractual obligations for which cash flows are fixed and determinable as of June 30, 2003.

                                                                                Payments Due in Fiscal
                                                           ----------------------------------------------------------------
                                                  Total      2004       2005       2006       2007       2008    Thereafter
                                                --------   --------   --------   --------   --------   --------  ----------
                                                                                (In millions)
Long-term debt including current portion (1)    $  291.4   $    7.8   $    1.3   $   25.2   $     --   $     --   $  257.1
Redeemable preferred stock (2)                     360.0         --      360.0         --         --         --         --
Lease commitments (3)                              605.6      120.1      104.6       74.4       61.9       54.8      189.8
Unconditional purchase obligations (4)             698.7      346.9       37.8       42.6       27.3       25.5      218.6
                                                --------   --------   --------   --------   --------   --------   --------
Total contractual obligations                   $1,955.7   $  474.8   $  503.7   $  142.2   $   89.2   $   80.3   $  665.5
                                                ========   ========   ========   ========   ========   ========   ========


(1) Refer to Note 8 of Notes to Consolidated Financial Statements.

(2) Refer to Note 12 of Notes to Consolidated Financial Statements.

(3) Includes operating lease commitments, and to a lesser extent, minimal capital lease commitments. Refer to Note 15 of Notes to Consolidated Financial Statements.

(4) Unconditional purchase obligations primarily include inventory commitments, estimated future earn-out payments, estimated royalty payments pursuant to license agreements, advertising commitments and capital improvement commitments.

In July 2003, we signed a new lease for our principal offices at the same location. Our rental obligations under the new lease will commence in fiscal 2005 and expire in fiscal 2020. Obligations pursuant to the lease in fiscal 2005, 2006, 2007, 2008 and thereafter are $5.9 million, $23.6 million, $23.6 million, $24.1 million and $324.2 million, respectively.

BUSINESS ACQUISITIONS AND LICENSE AGREEMENTS

In April 2003, we acquired the Paris-based Darphin group of companies that develops, manufactures and markets the "Darphin" brand of skin care products. The initial purchase price, paid at closing, was funded by cash provided by operations, and did not have a material effect on our results of operations or financial condition. An additional payment is expected to be made in fiscal 2009, the amount of which will depend on future net sales and earnings of the Darphin business.

In May 2003, we entered into a license agreement to manufacture and sell fragrances and beauty products under the "Michael Kors" trademarks with Michael Kors L.L.C. At the same time, we purchased certain related rights and inventory from American Designer Fragrances, a division of LVMH.

DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. We primarily enter into foreign currency forward exchange contracts and foreign currency options to reduce the effects of fluctuating foreign currency exchange rates. We also enter into interest rate derivative contracts to manage the effects of fluctuating interest rates. We categorize these instruments as entered into for purposes other than trading.

For each derivative contract entered into where we look to obtain special hedge accounting treatment, we formally document the relationship between the hedging instrument and hedged item, as well as its risk-management objective and strategy for undertaking the hedge. This process includes linking all derivatives that are designated as fair-value, cash-flow, or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. We also formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that a derivative is not highly effective, then we will be required to discontinue hedge accounting with respect to that derivative prospectively.

FOREIGN EXCHANGE RISK MANAGEMENT

We enter into forward exchange contracts to hedge anticipated transactions as well as receivables and payables denominated in foreign currencies for periods consistent with our identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on our costs and on the cash flows that we receive from foreign subsidiaries. Almost all foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions rated as strong investment grade by a major rating agency. We also enter into foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. The forward exchange contracts and foreign currency options entered into to hedge anticipated transactions have been designated as cash-flow hedges. As of June 30, 2003, these cash-flow hedges were highly effective, in all material respects.

As a matter of policy, we only enter into contracts with counterparties that have at least an "A" (or equivalent) credit rating. The counterparties to these contracts are major financial institutions. We do not have significant exposure to any one counterparty. Our exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss under these hedging contracts is remote and in any event would not be material to the consolidated financial results. The contracts have varying maturities through the end of June 2004. Costs associated with entering into such contracts have not been material to our consolidated financial results. We do not utilize derivative financial instruments for trading or speculative purposes. At June 30, 2003, we had foreign currency contracts in the form of forward exchange contracts and option contracts in the amount of $476.7 million and $57.7 million, respectively. The foreign currencies included in forward exchange contracts (notional value stated in U.S. dollars) are principally the Euro ($114.0 million), Swiss franc ($61.9 million), Japanese yen ($56.0 million), British pound ($49.8 million), Canadian dollar ($37.7 million), South Korean won ($37.6 million) and Australian dollar ($30.6 million). The foreign currencies included in the option contracts (notional value stated in U.S. dollars) are principally the Swiss franc ($21.9 million), Canadian dollar ($21.0 million) and Euro ($11.7 million).

INTEREST RATE RISK MANAGEMENT

We enter into interest rate derivative contracts to manage the exposure to fluctuations of interest rates on our funded and unfunded indebtedness, as well as cash investments, for periods consistent with the identified exposures. All interest rate derivative contracts are with large financial institutions rated as strong investment grade by a major rating agency.

In May 2003, we entered into an interest rate swap agreement with a notional amount of $250.0 million to effectively convert fixed interest on the existing $250.0 million 6% Senior Notes to variable interest rates based on LIBOR. We designated the swap as a fair value hedge. As of June 30, 2003, the fair value hedge was highly effective, in all material respects.

Additionally, in May 2003, we entered into a series of treasury lock agreements on a notional amount totaling $195.0 million at a weighted average all-in rate of 4.53%. These treasury lock agreements expire in September 2003 and are used to hedge the exposure to a possible rise in interest rates prior to the anticipated issuance of debt. The agreements will be settled upon the issuance of the new debt, if completed, and any realized gain or loss to be received or paid by us will be amortized in interest expense over the life of the new debt. We designated the treasury lock agreements as cash flow hedges. As of June 30, 2003, the cash flow hedges were highly effective, in all material respects.

MARKET RISK

We use a value-at-risk model to assess the market risk of our derivative financial instruments. Value-at-risk represents the potential losses for an instrument or portfolio from adverse changes in market factors for a specified time period and confidence level. We estimate value-at-risk across all of our derivative financial instruments using a model with historical volatilities and correlations calculated over the past 250-day period. The measured value-at-risk, calculated as an average, for the twelve months ended June 30, 2003 related to our foreign exchange contracts was $7.6 million. As of June 30, 2003, the measured value-at-risk related to our interest rate contracts was $10.3 million. The model estimates were made assuming normal market conditions and a 95 percent confidence level. We used a statistical simulation model that valued our derivative financial instruments against one thousand randomly generated market price paths.

Our calculated value-at-risk exposure represents an estimate of reasonably possible net losses that would be recognized on our portfolio of derivative financial instruments assuming hypothetical movements in future market rates and is not necessarily indicative of actual results, which may or may not occur. It does not represent the maximum possible loss or any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon actual fluctuations in market rates, operating exposures, and the timing thereof, and changes in our portfolio of derivative financial instruments during the year.

We believe, however, that any loss incurred would be offset by the effects of market rate movements on the respective underlying transactions for which the hedge is intended.

OFF-BALANCE SHEET ARRANGEMENTS

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 established standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. It specifically requires that mandatorily redeemable instruments, instruments with repurchase obligations which embody, are indexed to, or obligate the repurchase of, the issuer's own equity shares, and instruments with obligations to issue a variable number of the issuer's own equity shares, be classified as a liability. Initial and subsequent measurements of the instruments differ based on the characteristics of each instrument and as provided for in the statement. SFAS No. 150 is effective for all freestanding financial instruments entered into or modified after May 31, 2003 and otherwise became effective at the beginning of the first interim period beginning after June 15, 2003. We have adopted this statement effective for all instruments entered into or modified after May 31, 2003 and will adopt the statement for any existing financial instruments in the first quarter of fiscal 2004. Based on the provisions of this statement, beginning in fiscal 2004, we will be classifying the $6.50 Cumulative Redeemable Preferred Stock as a liability and the related dividends thereon will be characterized as interest expense. Restatement of financial statements for earlier years presented is not permitted. The adoption of this statement will result in the inclusion of the dividends on the preferred stock (equal to $23.4 million per year) as interest expense. While the inclusion will impact net earnings, net earnings attributable to common stock and earnings per common share will be unaffected. Given that the dividends are not deductible for income tax purposes, the inclusion of the preferred stock dividends as an interest expense will cause an increase in our effective tax rate. The adoption of SFAS No. 150 will have no impact on our financial condition.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally defined by SFAS No. 123 "Accounting for Stock-Based Compensation." Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS No. 148 are effective for all financial statements for fiscal years ending after December 15, 2002. We adopted the disclosure portion of this statement for the fiscal quarter ended March 31, 2003. The application of the disclosure portion of this standard has no impact on our consolidated financial position or results of operations. The FASB recently indicated that it will require stock-based employee compensation to be recorded as a charge to earnings pursuant to a standard on which it is currently deliberating. The FASB anticipates issuing an Exposure Draft in the fourth quarter of 2003 and a final statement in the second quarter of 2004. We will continue to monitor the FASB's progress on the issuance of this standard as well as evaluate our position with respect to current guidance.

FORWARD-LOOKING INFORMATION

We and our representatives from time to time make written or oral forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission, in our press releases and in our reports to stockholders. The words and phrases "will likely result," "expect," "believe," "planned," "will," "will continue," "may," "could," "anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, our expectations regarding sales, earnings or other future financial performance and liquidity, product introductions, entry into new geographic regions, information systems initiatives, new methods of sale and future operations or operating results. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, actual results may differ materially from our expectations. Factors that could cause actual results to differ from expectations include, without limitation:

         (1) increased competitive activity from companies in the skin care, makeup, fragrance and hair care businesses, some of which have greater resources than we do;

         (2) our ability to develop, produce and market new products on which future operating results may depend;

         (3) consolidations, restructurings, bankruptcies and reorganizations in the retail industry causing a decrease in the number of stores that sell our products, an increase in the ownership concentration within the retail industry, ownership of retailers by our competitors and ownership of competitors by our customers that are retailers;

         (4) shifts in the preferences of consumers as to where and how they shop for the types of products and services we sell;

         (5) social, political and economic risks to our foreign or domestic manufacturing, distribution and retail operations, including changes in foreign investment and trade policies and regulations of the host countries and of the United States;

         (6) changes in the laws, regulations and policies that affect, or will affect, our business, including changes in accounting standards, tax laws and regulations, trade rules and customs regulations, and the outcome and expense of legal or regulatory proceedings;

         (7) foreign currency fluctuations affecting our results of operations and the value of our foreign assets, the relative prices at which we and our foreign competitors sell products in the same markets and our operating and manufacturing costs outside of the United States;

         (8) changes in global or local economic conditions that could affect consumer purchasing, the willingness of consumers to travel, the financial strength of our customers, the cost and availability of capital, which we may need for new equipment, facilities or acquisitions, and the assumptions underlying our critical accounting estimates;

         (9) shipment delays, depletion of inventory and increased production costs resulting from disruptions of operations at any of the facilities which, due to consolidations in our manufacturing operations, now manufacture nearly all of our supply of a particular type of product (i.e. focus factories);

         (10) real estate rates and availability, which may affect our ability to increase the number of retail locations at which we sell our products and the costs associated with our other facilities;

         (11) changes in product mix to products which are less profitable;

         (12) our ability to acquire or develop e-commerce capabilities, and other new information and distribution technologies, on a timely basis and within our cost estimates;

         (13) our ability to capitalize on opportunities for improved efficiency, such as globalization, and to integrate acquired businesses and realize value therefrom; and

         (14) consequences attributable to the events that are currently taking place in Iraq and that took place in New York City and Washington, D.C. on September 11, 2001, including further attacks, retaliation and the threat of further attacks or retaliation.

We assume no responsibility to update forward-looking statements made herein or otherwise.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this item is set forth in Item 7 of this Annual Report on Form 10-K under the caption "Liquidity and Capital Resources - Market Risk" and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item appears beginning on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On April 12, 2002, the Board of Directors of the Company, upon recommendation of the Audit Committee, decided to end the engagement of Arthur Andersen LLP ("Arthur Andersen") as the Company's independent public accountants, effective April 30, 2002, and authorized the engagement of KPMG LLP ("KPMG") to serve as the Company's independent public accountants for the fiscal year ending June 30, 2002. None of Arthur Andersen's reports on the Company's consolidated financial statements for the fiscal year ended June 30, 2001 contained an adverse opinion or disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended June 30, 2002 and 2001, there were no disagreements between the Company and Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal year ended June 30, 2001 and prior to their appointment as the Company's independent public accountants, the Company did not consult KPMG LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A.  CONTROLS AND PROCEDURES.

Our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2003 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

There has been no change in our internal control over financial reporting (as defined in Rules13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

The information required by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information), Item 13 (Certain Relationships and Related Transactions) and Item 14 (Principal Accountant Fees and Services) of Form 10-K, and not already provided herein under "Item 1. Business - Executive Officers," will be included in our Proxy Statement for the 2003 Annual Meeting of Stockholders, which will be filed within 120 days after the close of the fiscal year ended June 30, 2003, and such information is incorporated herein by reference.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)   1, 2.  Financial Statements and Schedules - See index on Page F-1.

      3.     Exhibits-


     EXHIBIT
     NUMBER                                DESCRIPTION
     -------                               -----------

        3.1         Restated Certificate of Incorporation, dated November 16,
                    1995.

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

        4.2 Officers' Certificate, dated January 10, 2002, defining certain terms of the 6% Senior Notes due 2012 (filed as Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 (the "FY 2002 Q2 10-Q")).*

        4.3         Global Note for the 6% Senior Notes due 2012 (filed as
                    Exhibit 4.3 to the FY 2002 Q2 10-Q).*

       10.1         Stockholders' Agreement, date November 22, 1995.

       10.1a        Amendment No. 1 to Stockholders' Agreement (filed as Exhibit
                    10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).*

       10.1b        Amendment No. 2 to Stockholders' Agreement (filed as Exhibit
                    10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1996).*

       10.1c        Amendment No. 3 to Stockholders' Agreement (filed as Exhibit
                    10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (the "FY 1997 Q3 10-Q")).*

       10.1d Amendment No. 4 to Stockholders' Agreement (filed as Exhibit 10.1d to our Annual Report on Form 10-K for the year ended June 30, 2000 (the "FY 2000 10-K")).*

       10.1e Amendment No. 5 to Stockholders' Agreement (filed as Exhibit 10.1e to our Annual Report on Form 10-K for the year ended June 30, 2002 (the "FY 2002 10-K")).*

       10.2         Registration Rights Agreement, dated November 22, 1995.

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

       10.3         Fiscal 1996 Share Incentive Plan. +

       10.4 Fiscal 1999 Share Incentive Plan (filed as Exhibit 4(c) to our Registration Statement on Form S-8 (No. 333-66851) on November 5, 1998).* +

       10.5         The Estee Lauder Companies Retirement Growth Account Plan. +

       10.6 The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended June 30, 1999).* +

       10.7 Executive Annual Incentive Plan (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1998).* +

       10.8         Employment Agreement with Leonard A. Lauder (filed as
                    Exhibit 10.8 to the FY 2001 10-K).* +

       10.8a Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8a to the FY 2002 10-K).* +

       10.8b        Option Agreement, dated November 16, 1995, with Leonard A.
                    Lauder (Exhibit B to Mr. Lauder's 1995 employment agreement). +

       10.9         Employment Agreement with Ronald S. Lauder (filed as Exhibit
                    10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).* +

       10.9a Amendment to Employment Agreement with Ronald S. Lauder (filed as Exhibit 10.9a to the FY 2002 10-K).* +

       10.9b        Option Agreement, dated November 16, 1995, with Ronald S.
                    Lauder (Exhibit B to Mr. Lauder's 1995 employment agreement). +

       10.10        Employment Agreement with Fred H. Langhammer (filed as
                    Exhibit 10.10 to the FY 2000 10-K).* +

       10.10a Amendment to Employment Agreement with Fred H. Langhammer (filed as Exhibit 10.10a to the FY 2001 10-K).* +

       10.10b Amendment to Employment Agreement with Fred H. Langhammer (filed as Exhibit 10.10b to the FY 2002 10-K).* +

       10.10c       Share unit and Option Agreement with Fred H. Langhammer. +

       10.11        Employment Agreement with Daniel J. Brestle (filed as
                    Exhibit 10.11 to the FY 2001 10-K).* +

       10.11a Amendment to Employment Agreement with Daniel J. Brestle (filed as Exhibit 10.11a to the FY 2002 10-K).* +

       10.11b Option Agreement, dated November 16, 1995, with Daniel J. Brestle (Schedule A to Mr. Brestle's 1995 employment agreement).+

       10.12        Employment Agreement with William P. Lauder (filed as
                    Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).* +

       10.13 Employment Agreement with Patrick Bousquet-Chavanne (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).* +

       10.13a Amendment to Employment Agreement with Patrick Bousquet-Chavanne (filed as Exhibit 10.13a to the FY 2002 10-K).* +

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

       23.1         Consent of KPMG LLP.

       23.2         Notice regarding consent of Arthur Andersen LLP.

       24.1         Power of Attorney.

       31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO).

       31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO).

       32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                    (CEO). (furnished)

       32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                    (CFO). (furnished)

----------
* Incorporated herein by reference.

+ Exhibit is a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K.

On April 30, 2003, we furnished a Current Report on Form 8-K. Pursuant to Item 12 of Form 8-K, we furnished our press release reporting our fiscal 2003 third-quarter results.

On May 9, 2003, we furnished a Current Report on Form 8-K. Pursuant to Item 9 of Form 8-K, we announced that we had entered into a license agreement for fragrances and beauty products under the "Michael Kors" trademark with Michael Kors L.L.C. and acquired the related business previously conducted by American Designer Fragrances, a division of LVMH.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           THE ESTEE LAUDER COMPANIES INC.

                                           By        /s/ RICHARD W. KUNES
                                                --------------------------------
                                                        Richard W. Kunes
                                                     Senior Vice President
                                                  and Chief Financial Officer

Date:  September 15, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

              SIGNATURE                                TITLE (S)                         DATE
              ---------                                ---------                         ----

    /s/ FRED H. LANGHAMMER                 President, Chief Executive Officer     September 15, 2003
--------------------------------------               and a Director
       Fred H. Langhammer                    (Principal Executive Officer)

    LEONARD A. LAUDER*                          Chairman of the Board of          September 15, 2003
--------------------------------------                 Directors
       Leonard A. Lauder

    CHARLENE  BARSHEFSKY *                              Director                  September 15, 2003
--------------------------------------
       Charlene Barshefsky

    ROSE MARIE BRAVO*                                   Director                  September 15, 2003
--------------------------------------
       Rose Marie Bravo

    IRVINE O. HOCKADAY, JR.*                            Director                  September 15, 2003
--------------------------------------
       Irvine O. Hockaday, Jr.

    RONALD S. LAUDER*                                   Director                  September 15, 2003
--------------------------------------
       Ronald S. Lauder

    WILLIAM P. LAUDER*                                  Director                  September 15, 2003
--------------------------------------
       William P. Lauder

    RICHARD D. PARSONS*                                 Director                  September 15, 2003
--------------------------------------
       Richard D. Parsons

    MARSHALL ROSE*                                      Director                  September 15, 2003
--------------------------------------
       Marshall Rose

    LYNN FORESTER DE ROTHSCHILD*                        Director                  September 15, 2003
--------------------------------------
       Lynn Forester De Rothschild

    /s/ RICHARD W. KUNES                       Senior Vice President and          September 15, 2003
--------------------------------------          Chief Financial Officer
       Richard W. Kunes                        (Principal Financial and
                                                  Accounting Officer)

----------
* By signing his name hereto, Richard W. Kunes signs this document in the capacities indicated above and on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed herewith.

                                          By      /s/ RICHARD W. KUNES
                                             ---------------------------------
                                                     Richard W. Kunes
                                                    (Attorney-in-Fact)

                         THE ESTEE LAUDER COMPANIES INC.

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE



                                                                            PAGE

FINANCIAL STATEMENTS:

Independent Auditors' Report..............................................  F-2

Copy of Report of Independent Public Accountants (Arthur Andersen LLP)....  F-3

Consolidated Statements of Earnings.......................................  F-4

Consolidated Balance Sheets...............................................  F-5

Consolidated Statements of Stockholders' Equity and Comprehensive Income..  F-6

Consolidated Statements of Cash Flows.....................................  F-7

Notes to Consolidated Financial Statements................................  F-8

FINANCIAL STATEMENT SCHEDULE:

Independent Auditors' Report on Schedule..................................  S-1

Copy of Report of Independent Public Accountants
     (Arthur Andersen LLP) on Schedule....................................  S-2

Schedule II - Valuation and Qualifying Accounts...........................  S-3


All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
The Estee Lauder Companies Inc.:

We have audited the accompanying consolidated balance sheets of The Estee Lauder Companies Inc. and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of earnings, stockholders' equity and comprehensive income and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The 2001 financial statements of The Estee Lauder Companies Inc. and subsidiaries were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements, before the revision described in Note 2 to the financial statements, in their report dated August 10, 2001.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Estee Lauder Companies Inc. and subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the 2001 consolidated financial statements of The Estee Lauder Companies Inc. and subsidiaries were audited by other auditors who have ceased operations. As described in Note 2, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of July 1, 2001. In our opinion, the disclosures for 2001 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of The Estee Lauder Companies Inc. and subsidiaries other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.


                                                       KPMG LLP

New York, New York
August 8, 2003

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

                         THE ESTEE LAUDER COMPANIES INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                      YEAR ENDED JUNE 30
                                                             -----------------------------------
                                                                2003        2002          2001
                                                             ---------    ---------    ---------
                                                             (IN MILLIONS, EXCEPT PER SHARE DATA)

NET SALES ................................................   $ 5,117.6    $ 4,743.7    $ 4,667.7
Cost of sales ............................................     1,335.7      1,273.4      1,226.4
                                                             ---------    ---------    ---------

GROSS PROFIT .............................................     3,781.9      3,470.3      3,441.3
                                                             ---------    ---------    ---------

Operating expenses:
    Selling, general and administrative ..................     3,244.5      3,002.0      2,869.2
    Restructuring ........................................          --        110.4         37.6
    Special charges ......................................        22.0           --         16.3
    Related party royalties ..............................        20.3         16.5         22.6
                                                             ---------    ---------    ---------
                                                               3,286.8      3,128.9      2,945.7
                                                             ---------    ---------    ---------

OPERATING INCOME .........................................       495.1        341.4        495.6

Interest expense, net ....................................         8.1          9.8         12.3
                                                             ---------    ---------    ---------
EARNINGS BEFORE INCOME TAXES, MINORITY INTEREST
 AND ACCOUNTING CHANGE ...................................       487.0        331.6        483.3

Provision for income taxes ...............................       160.5        114.4        174.0
Minority interest, net of tax ............................        (6.7)        (4.7)        (1.9)
                                                             ---------    ---------    ---------
NET EARNINGS BEFORE ACCOUNTING CHANGE ....................       319.8        212.5        307.4

Cumulative effect of a change in accounting principle,
 net of tax ..............................................          --        (20.6)        (2.2)
                                                             ---------    ---------    ---------
NET EARNINGS .............................................       319.8        191.9        305.2

Preferred stock dividends ................................        23.4         23.4         23.4
                                                             ---------    ---------    ---------
NET EARNINGS ATTRIBUTABLE TO COMMON STOCK ................   $   296.4    $   168.5    $   281.8
                                                             =========    =========    =========

Basic net earnings per common share:
    Net earnings attributable to common stock before
     accounting change ...................................   $    1.27    $     .79    $    1.19
    Cumulative effect of a change in accounting principle,
     net of tax ..........................................          --         (.08)        (.01)
                                                             ---------    ---------    ---------
    Net earnings attributable to common stock ............   $    1.27    $     .71    $    1.18
                                                             =========    =========    =========

Diluted net earnings per common share:
    Net earnings attributable to common stock before
     accounting change ...................................   $    1.26    $     .78    $    1.17
    Cumulative effect of a change in accounting principle,
     net of tax ..........................................          --         (.08)        (.01)
                                                             ---------    ---------    ---------
    Net earnings attributable to common stock ............   $    1.26    $     .70    $    1.16
                                                             =========    =========    =========

Weighted average common shares outstanding:
    Basic ................................................       232.6        238.2        238.4
    Diluted ..............................................       234.7        241.1        242.2

                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                        JUNE 30
                                                                                 --------------------
                                                                                   2003        2002
                                                                                 --------    --------
                                                                                     (IN MILLIONS)
                                    ASSETS

CURRENT ASSETS
Cash and cash equivalents ....................................................   $  364.1    $  546.9
Accounts receivable, net .....................................................      634.2       624.8
Inventory and promotional merchandise, net ...................................      599.0       544.5
Prepaid expenses and other current assets ....................................      247.6       211.4
                                                                                 --------    --------
    TOTAL CURRENT ASSETS .....................................................    1,844.9     1,927.6
                                                                                 --------    --------

PROPERTY, PLANT AND EQUIPMENT, NET ...........................................      607.7       580.7
                                                                                 --------    --------

OTHER ASSETS
Investments, at cost or market value .........................................       14.0        30.3
Deferred income taxes ........................................................       38.7        72.7
Goodwill, net ................................................................      695.3       675.6
Other intangible assets, net .................................................       65.4        18.4
Other assets, net ............................................................       83.9       111.2
                                                                                 --------    --------
    TOTAL OTHER ASSETS .......................................................      897.3       908.2
                                                                                 --------    --------
         TOTAL ASSETS ........................................................   $3,349.9    $3,416.5
                                                                                 ========    ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term debt ..............................................................   $    7.8    $    6.6
Accounts payable .............................................................      229.9       216.4
Accrued income taxes .........................................................      111.9       110.0
Other accrued liabilities ....................................................      704.0       626.6
                                                                                 --------    --------
    TOTAL CURRENT LIABILITIES ................................................    1,053.6       959.6
                                                                                 --------    --------

NONCURRENT LIABILITIES
Long-term debt ...............................................................      283.6       403.9
Other noncurrent liabilities .................................................      216.8       220.9
                                                                                 --------    --------
    TOTAL NONCURRENT LIABILITIES .............................................      500.4       624.8
                                                                                 --------    --------

COMMITMENTS AND CONTINGENCIES (see Note 15)

$6.50 CUMULATIVE REDEEMABLE PREFERRED STOCK, AT REDEMPTION VALUE .............      360.0       360.0
                                                                                 --------    --------
MINORITY INTEREST ............................................................       12.3        10.2
                                                                                 --------    --------

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 650,000,000 shares Class A authorized; shares issued: 133,616,710 in 2003 and 131,567,986 in 2002; 240,000,000 shares
    Class B authorized; shares issued and outstanding: 107,462,533 in 2003 and
    108,412,533 in 2002 ......................................................        2.4         2.4
Paid-in capital ..............................................................      293.7       268.8
Retained earnings ............................................................    1,613.6     1,363.7
Accumulated other comprehensive income (loss) ................................      (53.1)      (92.5)
                                                                                 --------    --------
                                                                                  1,856.6     1,542.4
Less: Treasury stock, at cost; 13,623,060 Class A shares at June 30, 2003 and
    2,377,860 Class A shares at June 30, 2002 ................................     (433.0)      (80.5)
                                                                                 --------    --------
    TOTAL STOCKHOLDERS' EQUITY ...............................................    1,423.6     1,461.9
                                                                                 --------    --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........................   $3,349.9    $3,416.5
                                                                                 ========    ========

                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

                                                                 YEAR ENDED JUNE 30
                                                          --------------------------------
                                                            2003        2002        2001
                                                          --------    --------    --------
                                                                    (IN MILLIONS)
                      STOCKHOLDERS' EQUITY

Common stock, beginning of year .......................   $    2.4    $    2.4    $    2.4
                                                          --------    --------    --------
Common stock, end of year .............................        2.4         2.4         2.4
                                                          --------    --------    --------

Paid-in capital, beginning of year ....................      268.8       258.3       237.1
Stock compensation programs ...........................       24.9        10.5        21.2
                                                          --------    --------    --------
Paid-in capital, end of year ..........................      293.7       268.8       258.3
                                                          --------    --------    --------

Retained earnings, beginning of year ..................    1,363.7     1,242.7     1,008.6
Preferred stock dividends .............................      (23.4)      (23.4)      (23.4)
Common stock dividends ................................      (46.5)      (47.5)      (47.7)
Net earnings for the year .............................      319.8       191.9       305.2
                                                          --------    --------    --------
Retained earnings, end of year ........................    1,613.6     1,363.7     1,242.7
                                                          --------    --------    --------

Accumulated other comprehensive loss, beginning of year      (92.5)     (120.5)      (57.1)
Other comprehensive income (loss) .....................       39.4        28.0       (63.4)
                                                          --------    --------    --------
Accumulated other comprehensive loss, end of year .....      (53.1)      (92.5)     (120.5)
                                                          --------    --------    --------

Treasury stock, beginning of year .....................      (80.5)      (30.8)      (30.7)
Acquisition of treasury stock .........................     (352.5)      (49.7)       (0.1)
                                                          --------    --------    --------
Treasury stock, end of year ...........................     (433.0)      (80.5)      (30.8)
                                                          --------    --------    --------

         TOTAL STOCKHOLDERS' EQUITY ...................   $1,423.6    $1,461.9    $1,352.1
                                                          ========    ========    ========

                    COMPREHENSIVE INCOME

Net earnings ..........................................   $  319.8    $  191.9    $  305.2
                                                          --------    --------    --------

Other comprehensive income (loss):

    Net unrealized investment gains (losses) ..........        0.8        (3.0)      (11.0)
    Net derivative instrument gains (losses) ..........        7.6        (7.1)       (2.0)
    Net minimum pension liability adjustments .........      (20.3)       (7.9)      (12.4)
    Translation adjustments ...........................       51.3        46.0       (38.0)
                                                          --------    --------    --------

    Other comprehensive income (loss) .................       39.4        28.0       (63.4)
                                                          --------    --------    --------

         TOTAL COMPREHENSIVE INCOME ...................   $  359.2    $  219.9    $  241.8
                                                          ========    ========    ========


                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEAR ENDED JUNE 30
                                                                              --------------------------
                                                                               2003      2002      2001
                                                                              ------    ------    ------
                                                                                     (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings ..........................................................   $319.8    $191.9    $305.2
    Adjustments to reconcile net earnings to net cash flows provided by operating activities:
         Depreciation and amortization ....................................    174.8     162.0     156.3
         Amortization of purchased royalty rights .........................       --        --       6.6
         Deferred income taxes ............................................     36.5     (22.6)      4.7
         Minority interest ................................................      6.7       4.7       1.9
         Non-cash stock compensation ......................................      1.5      (0.1)      0.7
         Cumulative effect of a change in accounting principle ............       --      20.6       2.2
         Non-cash portion of restructuring and other non-recurring expenses       --      58.0      27.1
         Other non-cash items .............................................      0.9       0.9        --

    Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable, net ..................     38.6     (15.4)    (57.3)
         Decrease (increase) in inventory and promotional merchandise, net     (15.7)    102.2    (102.1)
         Increase in other assets .........................................    (15.3)    (11.7)    (53.6)
         Increase (decrease) in accounts payable ..........................     (8.4)    (32.6)     14.2
         Increase in accrued income taxes .................................      5.4      28.8       5.9
         Increase (decrease) in other accrued liabilities .................     52.7      59.6     (23.4)
         Increase (decrease) in other noncurrent liabilities ..............    (49.0)    (28.3)     17.0
                                                                              ------    ------    ------
           NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES ................    548.5     518.0     305.4
                                                                              ------    ------    ------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures ..................................................   (163.1)   (203.2)   (192.2)
    Acquisition of businesses, net of acquired cash .......................    (50.4)    (18.5)    (16.0)
    Proceeds from disposition of long-term investments ....................     21.0       4.7       1.9
                                                                              ------    ------    ------
           NET CASH FLOWS USED FOR INVESTING ACTIVITIES ...................   (192.5)   (217.0)   (206.3)
                                                                              ------    ------    ------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase (decrease) in short-term debt, net ...........................      2.9       0.6      (0.1)
    Proceeds from issuance of long-term debt, net .........................       --     247.2      24.5
    Repayments of long-term debt ..........................................   (135.8)   (256.6)    (30.1)
    Net proceeds from employee stock transactions .........................     16.7       7.7      13.3
    Payments to acquire treasury stock ....................................   (352.5)    (49.7)     (0.1)
    Dividends paid ........................................................    (81.7)    (71.0)    (71.0)
                                                                              ------    ------    ------
           NET CASH FLOWS USED FOR FINANCING ACTIVITIES ...................   (550.4)   (121.8)    (63.5)
                                                                              ------    ------    ------

Effect of Exchange Rate Changes on Cash and Cash Equivalents ..............     11.6      21.0      (9.2)
                                                                              ------    ------    ------
    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..................   (182.8)    200.2      26.4
    CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ........................    546.9     346.7     320.3
                                                                              ------    ------    ------
    CASH AND CASH EQUIVALENTS AT END OF YEAR ..............................   $364.1    $546.9    $346.7
                                                                              ======    ======    ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (see Note 17)
    Cash paid during the year for:
         Interest .........................................................   $ 17.7    $ 17.6    $ 26.7
                                                                              ======    ======    ======
         Income Taxes .....................................................   $134.7    $120.5    $176.6
                                                                              ======    ======    ======

                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- DESCRIPTION OF BUSINESS

The Estee Lauder Companies Inc. manufactures, markets and sells skin care, makeup, fragrance and hair care products around the world. Products are marketed under the following brand names: Estee Lauder, Clinique, Aramis, Prescriptives, Origins, M.A.C, Bobbi Brown, La Mer, jane, Aveda, Stila, Jo Malone, Bumble and bumble and Darphin. The Estee Lauder Companies Inc. is also the global licensee of the Tommy Hilfiger, Donna Karan, kate spade and Michael Kors brands for fragrances and cosmetics.

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

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

                                                                            YEAR ENDED JUNE 30
                                                                     -----------------------------
                                                                      2003        2002       2001
                                                                     -------    -------    -------
                                                                   (IN MILLIONS, EXCEPT PER SHARE DATA)
NUMERATOR:
Net earnings before accounting change ............................   $ 319.8    $ 212.5    $ 307.4
Preferred stock dividends ........................................     (23.4)     (23.4)     (23.4)
                                                                     -------    -------    -------
Net earnings attributable to common stock before accounting change     296.4      189.1      284.0
Cumulative effect of a change in accounting principle, net of tax         --      (20.6)      (2.2)
                                                                     -------    -------    -------
Net earnings attributable to common stock ........................   $ 296.4    $ 168.5    $ 281.8
                                                                     =======    =======    =======
DENOMINATOR:
Weighted average common shares outstanding - Basic ...............     232.6      238.2      238.4
Effect of dilutive securities: Stock options .....................       2.1        2.9        3.8
                                                                     -------    -------    -------
Weighted average common shares outstanding - Diluted .............     234.7      241.1      242.2
                                                                     =======    =======    =======
BASIC NET EARNINGS PER COMMON SHARE:
Net earnings before accounting change ............................   $  1.27    $   .79    $  1.19
Cumulative effect of a change in accounting principle, net of tax         --       (.08)      (.01)
                                                                     -------    -------    -------
Net earnings .....................................................   $  1.27    $   .71    $  1.18
                                                                     =======    =======    =======
DILUTED NET EARNINGS PER COMMON SHARE:
Net earnings before accounting change ............................   $  1.26    $   .78    $  1.17
Cumulative effect of a change in accounting principle, net of tax         --       (.08)      (.01)
                                                                     -------    -------    -------
Net earnings .....................................................   $  1.26    $   .70    $  1.16
                                                                     =======    =======    =======

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2003, 2002 and 2001, options to purchase 13.6 million, 12.1 million and 10.5 million shares, respectively, of Class A Common Stock were not included in the computation of diluted EPS because the exercise prices of those options were greater than the average market price of the common stock and their inclusion would be anti-dilutive. The options were still outstanding at the end of the applicable periods.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include $76.2 million and $104.6 million of short-term time deposits at June 30, 2003 and 2002, respectively. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions of $31.8 million and $30.6 million as of June 30, 2003 and 2002, respectively.

CURRENCY TRANSLATION AND TRANSACTIONS

All assets and liabilities of foreign subsidiaries and affiliates are translated at year-end rates of exchange, while revenue and expenses are translated at weighted average rates of exchange for the year. Unrealized translation gains or losses are reported as cumulative translation adjustments through other comprehensive income. Such adjustments amounted to $51.3 million, $46.0 million and $(38.0) million of unrealized translation gains (losses) in fiscal 2003, 2002 and 2001, respectively.

The Company enters into forward foreign exchange contracts and foreign currency options to hedge foreign currency transactions for periods consistent with its identified exposures. Accordingly, the Company categorizes these instruments as entered into for purposes other than trading.

The accompanying consolidated statements of earnings include net exchange losses of $15.0 million and $6.8 million in fiscal 2003 and 2002, respectively, and net exchange gains of $9.2 million in fiscal 2001.

INVENTORY AND PROMOTIONAL MERCHANDISE

Inventory and promotional merchandise only includes inventory considered saleable or usable in future periods, and is stated at the lower of cost or fair-market value, with cost being determined on the first-in, first-out method. Promotional merchandise is charged to expense at the time the merchandise is shipped to the Company's customers.

                                                               JUNE 30
                                                          ---------------
                                                           2003     2002
                                                          ------   ------
                                                           (IN MILLIONS)
     Inventory and promotional merchandise consists of:
        Raw materials .................................   $137.7   $117.5
        Work in process ...............................     34.1     27.0
        Finished goods ................................    296.6    272.2
        Promotional merchandise .......................    130.6    127.8
                                                          ------   ------
                                                          $599.0   $544.5
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

                                                            JUNE 30
                                                      -------------------
                                                        2003       2002
                                                      --------   --------
                                                          (IN MILLIONS)
     Land .........................................   $   13.5   $   13.0
     Buildings and improvements ...................      152.7      144.0
     Machinery and equipment ......................      676.7      611.7
     Furniture and fixtures .......................       95.3       86.1
     Leasehold improvements .......................      538.6      447.2
                                                      --------   --------
                                                       1,476.8    1,302.0
     Less accumulated depreciation and amortization      869.1      721.3
                                                      --------   --------
                                                      $  607.7   $  580.7
                                                      ========   ========

Depreciation and amortization of property, plant and equipment was $157.0 million, $140.5 million and $112.1 million in fiscal 2003, 2002 and 2001, respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS

Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements established financial accounting and reporting standards for acquired goodwill and other intangible assets. Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. In accordance with SFAS No. 142, intangible assets, including purchased goodwill, must be evaluated for impairment. Those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives are no longer amortized.

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

During fiscal 2002, the Company recorded a goodwill impairment charge related to its Gloss.com business as a component of its restructuring expense (see Note 5).

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents adjusted net earnings and earnings per share data restated to include the retroactive impact of the adoption of SFAS No. 142.

                                                                                YEAR ENDED JUNE 30
                                                                         ------------------------------
                                                                           2003       2002        2001
                                                                         -------    -------     -------
                                                                       (IN MILLIONS, EXCEPT PER SHARE DATA)

Reported Net Earnings before Accounting Change ......................    $ 319.8    $ 212.5     $ 307.4
    Cumulative effect of a change in accounting principle, net of tax         --      (20.6)       (2.2)
                                                                         -------    -------     -------
    Net Earnings ....................................................      319.8      191.9       305.2

    Preferred stock dividends .......................................       23.4       23.4        23.4
                                                                         -------    -------     -------
Reported Net Earnings Attributable to Common Stock ..................      296.4      168.5       281.8
    Add back:
    Goodwill amortization, net of tax ...............................         --         --        13.4
                                                                         -------    -------     -------

Adjusted Net Earnings ...............................................    $ 296.4    $ 168.5     $ 295.2
                                                                         =======    =======     =======

BASIC NET EARNINGS PER COMMON SHARE:
    Reported net earnings attributable to
       common stock before accounting change ........................    $  1.27    $   .79     $  1.19
    Cumulative effect of a change in accounting principle, net of tax         --       (.08)       (.01)
                                                                         -------    -------     -------
    Net earnings attributable to common stock .......................       1.27        .71        1.18
    Goodwill amortization, net of tax ...............................         --         --         .06
                                                                         -------    -------     -------

    Adjusted net earnings attributable to common stock ..............    $  1.27    $   .71     $  1.24
                                                                         =======    =======     =======

DILUTED NET EARNINGS PER COMMON SHARE:
    Reported net earnings attributable to
       common stock before accounting change ........................    $  1.26    $   .78     $  1.17
    Cumulative effect of a change in accounting principle, net of tax         --       (.08)       (.01)
                                                                         -------    -------     -------
    Net earnings attributable to common stock .......................       1.26        .70        1.16
    Goodwill amortization, net of tax ...............................         --         --         .06
                                                                         -------    -------     -------

    Adjusted net earnings attributable to common stock ..............    $  1.26    $   .70     $  1.22
                                                                         =======    =======     =======

Weighted average common shares outstanding:
    Basic ...........................................................      232.6      238.2       238.4
    Diluted .........................................................      234.7      241.1       242.2

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GOODWILL

The change in the carrying amount of goodwill is as follows:

                                                                               YEAR ENDED JUNE 30
                                                                             ---------------------
                                                                              2003           2002
                                                                             ------         ------
                                                                                  (IN MILLIONS)

Net beginning balance.....................................................   $675.6         $699.7
   Goodwill impairment loss upon adoption of new accounting principle.....       --          (20.6)
   Restructuring write-off of Gloss.com acquisition goodwill..............       --          (20.1)
   Goodwill acquired during the period....................................     19.7           16.6
                                                                             ------         ------
Net ending balance .......................................................   $695.3         $675.6
                                                                             ======         ======

OTHER INTANGIBLE ASSETS

Other intangible assets consist of the following:

                                                     JUNE 30, 2003
                                    --------------------------------------------
                                    GROSS CARRYING    ACCUMULATED     TOTAL NET
                                        VALUE        AMORTIZATION     BOOK VALUE
                                    --------------   ------------     ----------
                                                    (IN MILLIONS)

      License agreements............   $   32.4         $   7.9        $   24.5
      Trademarks and other..........       46.7             6.7            39.9
      Patents.......................        1.6             0.6             1.0
                                       --------         -------        --------
      Total.........................   $   80.7         $  15.3        $   65.4
                                       ========         =======        ========

                                                     JUNE 30, 2002
                                    --------------------------------------------
                                    GROSS CARRYING    ACCUMULATED     TOTAL NET
                                        VALUE        AMORTIZATION     BOOK VALUE
                                    --------------   ------------     ----------
                                                    (IN MILLIONS)

      License agreements............   $   15.0         $   6.2        $    8.8
      Trademarks and other..........       15.2             6.7             8.5
      Patents.......................        1.6             0.5             1.1
                                       --------         -------        --------
      Total.........................   $   31.8         $  13.4        $   18.4
                                       ========         =======        ========

Pursuant to the adoption of SFAS No. 142 and effective July 1, 2001, trademarks have been classified as indefinite lived assets and are no longer amortized, and are evaluated periodically for impairment. The cost of other intangible assets is amortized on a straight-line basis over their estimated useful lives. The aggregate amortization expenses related to amortizable intangible assets for the years ended June 30, 2003, 2002 and 2001 were $1.9 million, $1.5 million and $9.6 million, respectively.

LONG-LIVED ASSETS

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets in question may not be recoverable. An impairment would be recorded in circumstances where undiscounted cash flows expected to be generated by an asset are less than the carrying value of that asset.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income (loss) ("OCI") included in the accompanying consolidated balance sheets consist of the following:

                                                                     YEAR ENDED JUNE 30
                                                                ---------------------------
                                                                 2003      2002       2001
                                                                ------    ------     ------
                                                                      (IN MILLIONS)

Net unrealized investment gains (losses), beginning of year     $ (0.1)   $  2.9     $ 13.9
Unrealized investment gains (losses) .......................       1.4      (5.0)     (18.3)
Provision for deferred income taxes ........................      (0.6)      2.0        7.3
                                                                ------    ------     ------
Net unrealized investment gains (losses), end of year ......       0.7      (0.1)       2.9
                                                                ------    ------     ------

Net derivative instruments, beginning of year ..............      (9.1)     (2.0)        --
Gain (loss) on derivative instruments ......................      (1.6)    (16.1)       8.8
Provision for deferred income taxes ........................       0.5       5.5       (3.1)
Reclassification to earnings during the year ...............      13.3       5.3      (12.0)
Provision for deferred income taxes on reclassification ....      (4.6)     (1.8)       4.3
                                                                ------    ------     ------
Net derivative instruments, end of year ....................      (1.5)     (9.1)      (2.0)
                                                                ------    ------     ------

Net minimum pension liability adjustments, beginning of year     (20.3)    (12.4)        --
Minimum pension liability adjustments ......................     (30.8)    (11.6)     (19.4)
Provision for deferred income taxes ........................      10.5       3.7        7.0
                                                                ------    ------     ------
Net minimum pension liability adjustments, end of year .....     (40.6)    (20.3)     (12.4)
                                                                ------    ------     ------

Cumulative translation adjustments, beginning of year ......     (63.0)   (109.0)     (71.0)
Translation adjustments ....................................      51.3      46.0      (38.0)
                                                                ------    ------     ------
Cumulative translation adjustments, end of year ............     (11.7)    (63.0)    (109.0)
                                                                ------    ------     ------

Accumulated other comprehensive income (loss) ..............    ($53.1)   ($92.5)   ($120.5)
                                                                ======    ======     ======

Of the $1.5 million, net of tax, derivative instruments loss recorded in OCI at June 30, 2003, $3.2 million, net of tax, related to foreign currency derivatives that the Company estimates will be classified to earnings as losses during the next twelve months assuming exchange rates at the time of settlement are equal to the forward rates as of June 30, 2003. Offsetting the aforementioned was a $1.7 million, net of tax, gain relating to treasury lock agreements that expire in September 2003 which will be settled upon the issuance of new debt, if completed. Any realized gain or loss to be received or paid by the Company will be amortized in interest expense over the life of the new debt.

REVENUE RECOGNITION

Generally, revenues from merchandise sales are recorded at the time the product is shipped to the customer. The Company reports its sales levels on a net sales basis, which is computed by deducting from gross sales the amount of actual returns received and an amount established for anticipated returns. As a percent of gross sales, returns were 5.2% in fiscal 2003 and 4.9% in each of fiscal 2002 and 2001.

ADVERTISING AND PROMOTION

Costs associated with advertising are expensed during the year as incurred. Global advertising expenses, which primarily include television, radio and print media, and promotional expenses, such as products used as sales incentives, were $1,425.6 million, $1,326.2 million and $1,255.3 million in fiscal 2003, 2002 and 2001, respectively. These amounts include expenses relating to purchase with purchase and gift with purchase promotions that are reflected in net sales and cost of sales. Advertising and promotional expenses included in operating expenses were $1,227.3 million, $1,122.0 million and $1,060.8 million in fiscal 2003, 2002, and 2001, respectively.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RESEARCH AND DEVELOPMENT

Research and development costs, which amounted to $60.8 million, $61.3 million and $57.3 million in fiscal 2003, 2002 and 2001, respectively, are expensed as incurred.

RELATED PARTY ROYALTIES AND TRADEMARKS

Under agreements covering the Company's purchase of trademarks for a percentage of related sales, royalty payments totaling $20.3 million, $16.5 million and $16.0 million in fiscal 2003, 2002 and 2001, respectively, have been charged to expense. Such payments were made to Mrs. Estee Lauder. During fiscal 1996, the Company purchased a stockholder's rights to receive certain U.S. royalty payments for $88.5 million, which was fully amortized by November 2000. In fiscal 2001, $6.6 million was amortized as a charge to expense.

STOCK COMPENSATION

The Company observes the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") by continuing to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25").

The Company applies the intrinsic value method as outlined in APB No. 25 and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost has been recognized on options granted to employees. SFAS No. 123 requires that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company's stock option programs had been determined in accordance with the fair value method prescribed therein. The Company adopted the disclosure portion of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" requiring quarterly SFAS No. 123 pro forma disclosure. The following table illustrates the effect on net earnings and earnings per common share as if the fair value method had been applied to all outstanding awards in each period presented.

                                                                     YEAR ENDED JUNE 30
                                                               ------------------------------
                                                                2003       2002(i)   2001(ii)
                                                               -------     -------   --------
                                                            (IN MILLIONS, EXCEPT PER SHARE DATA)

Net earnings attributed to common stock, as reported .....     $ 296.4     $ 168.5   $ 281.8
Deduct: Total stock-based employee compensation expense
        determined under fair value method for all awards,
        net of related tax effects .......................        22.9         2.7      24.4
                                                               -------     -------   -------
Pro forma net earnings, attributable to common stock .....     $ 273.5     $ 165.8   $ 257.4
                                                               =======     =======   =======

EARNINGS PER COMMON SHARE:

Net earnings per common share - Basic, as reported .......     $  1.27     $   .71   $  1.18
                                                               =======     =======   =======
Net earnings per common share - Basic, pro forma .........     $  1.18     $   .70   $  1.08
                                                               =======     =======   =======

Net earnings per common share - Diluted, as reported .....     $  1.26     $   .70   $  1.16
                                                               =======     =======   =======
Net earnings per common share - Diluted, pro forma .......     $  1.16     $   .68   $  1.06
                                                               =======     =======   =======

-----------
(i) Beginning in fiscal 2002, the pro forma charge for compensation cost related to stock options granted will be recognized over the service period. The service period represents the period of time between the date of grant and the date each option becomes exercisable without consideration of acceleration provisions (e.g. retirement, change of control, etc.).

(ii) In fiscal 2001, the Company determined the pro forma charge for compensation cost assuming all options were immediately vested upon the date of grant.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                               YEAR ENDED JUNE 30
                                        -------------------------------
                                          2003        2002       2001
                                        -------     -------     -------
Average expected volatility...........    31%         31%         31%
Average expected option life..........  7 years     7 years     7 years
Average risk-free interest rate.......   4.2%        4.9%        5.9%
Average dividend yield................    .6%         .5%         .5%

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

For the fiscal years ended June 30, 2003, 2002 and 2001, the Company's three largest customers accounted for an aggregate of 24%, 25% and 28%, respectively, of net sales. No single customer accounted for more than 10% of the Company's net sales during fiscal 2003 or 2002. One department store group accounted for 11% of the Company's net sales in the fiscal year ended June 30, 2001. In the same year, another department store group accounted for 10% of the Company's net sales.

Additionally, as of June 30, 2003 and 2002, the Company's three largest customers accounted for an aggregate of 28% of its outstanding accounts receivable.

MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. Actual results could differ from those estimates and assumptions.

DERIVATIVE FINANCIAL INSTRUMENTS

Effective July 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended, requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position measured at fair value.

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

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 established standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. It specifically requires that mandatorily redeemable instruments, instruments with repurchase obligations which embody, are indexed to, or obligate the repurchase of, the issuer's own equity shares, and instruments with obligations to issue a variable number of the issuer's own equity shares, be classified as a liability. Initial and subsequent measurements of the instruments differ based on the characteristics of each instrument and as provided for in the statement. SFAS No. 150 is effective for all freestanding financial instruments entered into or modified after May 31, 2003 and otherwise became effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted this statement effective for all instruments entered into or modified after May 31, 2003 and will adopt the statement for any existing financial instruments in the first quarter of fiscal 2004. Based on the provisions of this statement, beginning in fiscal 2004, the Company will be classifying the $6.50 Cumulative Redeemable Preferred Stock as a liability and the related dividends will be characterized as interest expense. Restatement of financial statements for earlier years presented is not permitted. The adoption of this statement will result in the inclusion of the dividends on the preferred stock (equal to $23.4 million per year) as interest expense. While the inclusion will impact net earnings, net earnings attributable to common stock and earnings per common share will be unaffected. Given that the dividends are not deductible for income tax purposes, the inclusion of the preferred stock dividends as interest expense will cause an increase in the Company's effective tax rate. The adoption of SFAS No. 150 will have no impact on the Company's financial condition.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally defined by SFAS No. 123. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS No. 148 are effective for all financial statements for fiscal years ending after December 15, 2002. The Company adopted the disclosure portion of this statement for the fiscal quarter ended March 31, 2003. The application of the disclosure portion of this standard has no impact on the Company's consolidated financial position or results of operations. The FASB recently indicated that it will require stock-based employee compensation to be recorded as a charge to earnings pursuant to a standard on which it is currently deliberating. The FASB anticipates issuing an Exposure Draft in the fourth quarter of 2003 and a final statement in the second quarter of 2004. The Company will continue to monitor the FASB's progress on the issuance of this standard as well as evaluate its position with respect to current guidance.

NOTE 3 -- PUBLIC OFFERINGS

During October 2001, a member of the Lauder family sold 5,000,000 shares of Class A Common Stock in a registered public offering. The Company did not receive any proceeds from the sale of these shares.

NOTE 4 -- ACQUISITION OF BUSINESSES AND LICENSE ARRANGEMENTS

On April 30, 2003, the Company completed the acquisition of the Paris-based Darphin group of companies that develops, manufactures and markets the "Darphin" brand of skin care and makeup products. The initial purchase price, paid at closing, was funded by cash provided by operations, the payment of which did not have a material effect on the Company's results of operations or financial condition. An additional payment is expected to be made in fiscal 2009, the amount of which will depend on future net sales and earnings of the Darphin business.

At various times during fiscal 2003, 2002 and 2001, the Company acquired businesses engaged in the wholesale distribution and retail sale of Aveda products, as well as other products, in the United States and other countries. In fiscal 2002, the Company purchased an Aveda wholesale distributor business in Korea and acquired the minority interest of its Aveda joint venture in the United Kingdom.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In fiscal 2001, the Company purchased a wholesale distributor business in Israel, a majority interest of the wholesale distributor business in Chile and created a joint venture in Greece in which the Company owns a controlling majority interest. In fiscal 2002, the Company acquired the remaining minority interest of its joint venture in Chile.

The aggregate purchase price for these transactions, which includes acquisition costs, was $50.4 million, $18.5 million, and $16.0 million in fiscal 2003, 2002 and 2001, respectively, and each transaction was accounted for using the purchase method of accounting. Accordingly, the results of operations for each of the acquired businesses are included in the accompanying consolidated financial statements commencing with its date of original acquisition. Pro forma results of operations, as if each of such businesses had been acquired as of the beginning of the year of acquisition, have not been presented, as the impact on the Company's consolidated financial results would not have been material.

Subsequent to year-end, the Company acquired the Rodan & Fields skin care line (see Note 20).

In May 2003, the Company entered into a license agreement for fragrances and beauty products under the "Michael Kors" trademarks with Michael Kors L.L.C. and purchased certain related rights and inventory from American Designer Fragrances, a division of LVMH.

NOTE 5 -- RESTRUCTURING AND SPECIAL CHARGES

During the fourth quarter of fiscal 2003, the Company recorded a special pre-tax charge of $22.0 million, or $13.5 million after-tax, equal to $.06 per diluted common share, in connection with the proposed settlement of a legal proceeding brought against a number of defendants including the Company (see Note 15). The amount of the charge in this case is significantly larger than similar charges the Company has incurred individually or in the aggregate for legal proceedings in any prior year.

During the fourth quarter of fiscal 2002, the Company recorded a restructuring charge related to repositioning certain businesses as part of its ongoing efforts to drive long-term growth and increase profitability. The restructuring focused on cost reduction opportunities related to the Internet, supply chain, globalization of the organization and distribution channel refinements. The Company committed to a defined plan of action, which resulted in an aggregate pre-tax charge of $117.4 million, of which $59.4 million is cash related. On an after-tax basis, the aggregate charge was $76.9 million, equal to $.32 per diluted share.

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

o GLOBALIZATION OF ORGANIZATION. The Company continued to implement its transition, announced in fiscal 2001, to a global brand structure designed to streamline the decision making process and increase innovation and speed-to-market. The next phase of this transition entailed eliminating duplicate functions and responsibilities, which resulted in charges for benefits and severance for 122 employees. The Company recorded a charge of $27.1 million associated with these efforts.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

o DISTRIBUTION. The Company evaluated areas of distribution relative to its financial targets and decided to focus its resources on the most productive sales channels and markets. As a result, the Company closed its operations in Argentina and the remaining customers are being serviced by the Company's Chilean affiliate. The Company began closing all remaining in-store "tommy shops" and other select points of distribution. The Company recorded a $22.6 million provision related to these actions, which included benefits and severance for 85 employees.

Following is a summary of the charges as recorded in the consolidated statement of earnings for fiscal 2002:

                                          RESTRUCTURING
                                  ------------------------------
                                   NET       COST OF   OPERATING
                                  SALES       SALES    EXPENSES    TOTAL
                                  ------     -------   ---------   ------
(IN MILLIONS)

Internet ....................     $   --     $   --     $ 44.0     $ 44.0
Supply chain ................         --         --       23.7       23.7
Globalization of organization         --         --       27.1       27.1
Distribution ................        6.2        0.8       15.6       22.6
                                  ------     ------     ------     ------
TOTAL CHARGE ................     $  6.2     $  0.8     $110.4      117.4
                                  ======     ======     ======
Tax effect ..................                                       (40.5)
                                                                   ------
NET CHARGE ..................                                      $ 76.9
                                                                   ======

The restructuring charge was recorded in other accrued liabilities or, where applicable, as a reduction of the related asset. During fiscal 2003 and 2002, $32.2 million and $9.3 million, respectively, related to this restructuring was paid. As of June 30, 2003 and 2002, the restructuring accrual balance was $21.9 million and $54.1 million, respectively, and the Company expects to settle a majority of the remaining obligations by the end of fiscal 2004 with certain additional payments made ratably through fiscal 2006.

During the fourth quarter of fiscal 2001, the Company recorded one-time charges for restructuring and special charges related to repositioning certain businesses as part of the Company's ongoing efforts to drive long-term growth and increase profitability. The restructuring and special charges focused on four areas: product fixtures for the jane brand; in-store "tommy shops"; information systems and other assets; and global brand reorganization. The Company committed to a defined plan of action, which resulted in an aggregate pre-tax charge of $63.0 million, of which $35.9 million is cash related. On an after-tax basis, the aggregate charge was $40.3 million, equal to $.17 per diluted share.

Specifically, the charge included the following:

o jane. jane switched from its traditional wall displays to a carded program. The charge included a $16.1 million write-down of existing jane product fixtures and the return of uncarded product from virtually all of the distribution outlets in the United States.

o "tommy shops". The Company restructured the in-store "tommy shops" to focus on the most productive locations and decided to close certain shops that underperformed relative to expectations. As a result, the Company recorded a $6.3 million provision for the closing of 86 under-performing in-store tommy's shops, located in the United States, and for related product returns.

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

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of the charges as recorded in the consolidated statement of earnings for fiscal 2001:

                                                 RESTRUCTURING
                                         -----------------------------
                                          NET      COST OF   OPERATING   SPECIAL
                                         SALES      SALES    EXPENSES    CHARGES    TOTAL
                                         -----     -------   ---------   -------    -----
(IN MILLIONS)
jane ...............................     $ 5.7      $ 1.5     $ 4.8      $ 4.1      $16.1
"tommy shops" ......................       2.3       (0.4)      4.4         --        6.3
Information systems and other assets        --         --       4.6       11.6       16.2
Global brand reorganization ........        --         --      23.8        0.6       24.4
                                         -----      -----     -----      -----      -----
TOTAL CHARGE .......................     $ 8.0      $ 1.1     $37.6      $16.3       63.0
                                         =====      =====     =====      =====
Tax effect .........................                                                (22.7)
                                                                                    -----
NET CHARGE .........................                                                $40.3
                                                                                    =====

The restructuring charge was recorded in other accrued liabilities or as a reduction of fixed assets. During fiscal 2003, 2002 and 2001, $4.7 million, $26.7 million and $0.7 million, respectively, was paid. As of June 30, 2003 and 2002, the remaining obligation was $2.6 million and $7.1 million, respectively, with remaining payments expected to be made ratably through fiscal 2004.

NOTE 6 -- INCOME TAXES

The provision for income taxes is comprised of the following:

                                                    YEAR ENDED JUNE 30
                                            --------------------------------
                                             2003         2002         2001
                                            ------       ------       ------
                                                     (IN MILLIONS)

Current:
    Federal ..........................      $ 34.8       $ 38.3       $ 72.3
    Foreign ..........................        84.0         92.2         89.3
    State and local ..................         5.2          6.5          7.7
                                            ------       ------       ------
                                             124.0        137.0        169.3
                                            ------       ------       ------

Deferred:
    Federal ..........................        33.5        (13.2)         3.7
    Foreign ..........................         1.9         (8.9)         0.5
    State and local ..................         1.1         (0.5)         0.5
                                            ------       ------       ------
                                              36.5        (22.6)         4.7
                                            ------       ------       ------
                                            $160.5       $114.4       $174.0
                                            ======       ======       ======

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation between the provision for income taxes computed by applying the statutory Federal income tax rate to earnings before income taxes and minority interest and the actual provision for income taxes is as follows:

                                                         YEAR ENDED JUNE 30
                                                 ------------------------------
                                                  2003        2002        2001
                                                 ------      ------      ------
                                                         (IN MILLIONS)

 Provision for income taxes at statutory rate    $170.4      $116.1      $169.2
 Increase (decrease) due to:
     State and local income taxes, net of
       Federal tax benefit ..................       4.1         3.9         5.3
     Effect of foreign operations ...........      (1.0)       (0.9)       (2.9)
     Domestic royalty expense not
       deductible for U.S. tax purposes .....        --          --         1.6
     Other nondeductible expenses ...........       1.7         3.2         3.8
     Tax credits ............................     (12.5)       (2.1)         --
     Other, net .............................      (2.2)       (5.8)       (3.0)
                                                 ------      ------      ------
 Provision for income taxes .................    $160.5      $114.4      $174.0
                                                 ======      ======      ======

 Effective tax rate .........................      33.0%       34.5%       36.0%
                                                 ======      ======      ======

Significant components of the Company's deferred income tax assets and liabilities as of June 30, 2003 and 2002 were as follows:

                                                                      2003       2002
                                                                     ------     ------
                                                                       (IN MILLIONS)

Deferred tax assets:
     Deferred compensation and other payroll related expenses ...    $ 55.4     $ 53.3
     Inventory obsolescence and other inventory related reserves       55.9       58.5
     Pension plan reserves ......................................       7.1       26.2
     Postretirement benefit obligations .........................      22.9       25.9
     Various accruals not currently deductible ..................      76.4       72.0
     Net operating loss and credit carryforwards ................      16.3        1.5
     Other differences between tax and financial statement values       8.0        9.4
                                                                     ------     ------
                                                                      242.0      246.8
     Valuation allowance for deferred tax assets ................      (2.9)      (1.5)
                                                                     ------     ------
        Total deferred tax assets ...............................     239.1      245.3
                                                                     ------     ------

Deferred tax liabilities:
     Depreciation and amortization ..............................     (84.0)     (60.2)
     Other differences between tax and financial statement values      (0.4)        --
                                                                     ------     ------
        Total deferred tax liabilities ..........................     (84.4)     (60.2)
                                                                     ------     ------
           Total net deferred tax assets ........................    $154.7     $185.1
                                                                     ======     ======

As of June 30, 2003 and 2002, the Company had current net deferred tax assets of $116.0 million and $112.4 million, respectively, which are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets, and noncurrent net deferred tax assets of $38.7 million and $72.7 million, respectively.

Federal income and foreign withholding taxes have not been provided on $476.6 million, $473.5 million and $476.4 million of undistributed earnings of international subsidiaries at June 30, 2003, 2002 and 2001, respectively. The Company intends to permanently reinvest these earnings in its foreign operations, except where it is able to repatriate these earnings to the United States without any material incremental tax provision.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2003 and 2002, certain international subsidiaries had tax loss carryforwards for local tax purposes of approximately $14.7 million and $10.2 million, respectively. With the exception of $3.9 million of losses with an indefinite carryforward period as of June 30, 2003, these losses expire at various dates through fiscal 2008. Deferred tax assets in the amount of $2.9 million and $1.5 million as of June 30, 2003 and 2002, respectively, have been recorded to reflect the tax benefits of the losses not utilized to date. A full valuation allowance has been provided since, in the opinion of management, it is more likely than not that the deferred tax assets will not be realized.

Earnings before income taxes and minority interest include amounts contributed by the Company's international operations of $393.1 million, $283.4 million and $307.2 million for fiscal 2003, 2002 and 2001, respectively. Some of these earnings are taxed in the United States.

NOTE 7 -- OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

                                                         JUNE 30
                                                    ----------------
                                                     2003      2002
                                                    ------    ------
                                                      (IN MILLIONS)

    Advertising and promotional accruals .........  $266.2    $213.5
    Employee compensation ........................   195.9     169.9
    Restructuring and special charges ............    46.5      61.2
    Other ........................................   195.4     182.0
                                                    ------    ------
                                                    $704.0    $626.6
                                                    ======    ======

NOTE 8 -- DEBT

The Company's short-term and long-term debt and available financing consist of the following:

                                                     DEBT AT                  AVAILABLE FINANCING AT
                                                     JUNE 30                          JUNE 30
                                              -------------------   ------------------------------------------
                                                                         COMMITTED             UNCOMMITTED
                                                                    ------------------    --------------------
                                                2003       2002       2003      2002        2003        2002
                                              --------   --------   --------  --------    --------    --------
(IN MILLIONS)
Commercial paper with an average
 interest rate of 1.81% in fiscal 2002 ...    $     --   $  130.0   $     --  $     --    $  750.0    $  620.0
6% Senior Notes, due January 15, 2012 ....       257.1      248.9         --        --          --          --
2% Japan loan payable, due in installments
 through April 2003 ......................          --        5.8         --        --          --          --
1.45% Japan loan payable, due on
 March 28, 2006 ..........................        25.2       25.0         --        --          --          --
Other long-term borrowings ...............         1.3         --         --        --          --          --
Other short-term borrowings ..............         7.8        0.8         --        --       156.6        22.9
Revolving credit facility ................          --         --      400.0     400.0          --          --
Shelf registration for debt securities ...          --         --         --        --       500.0       150.0
                                              --------   --------   --------  --------    --------    --------
                                                 291.4      410.5   $  400.0  $  400.0    $1,406.6    $  792.9
                                                                    ========  ========    ========    ========
Less current maturities ..................        (7.8)      (6.6)
                                              --------   --------
                                              $  283.6   $  403.9
                                              ========   ========

Historically, outstanding commercial paper had been classified as long-term debt based upon the Company's intent and ability to refinance maturing commercial paper on a long-term basis. It is the Company's policy to maintain backup facilities to support the commercial paper program and its classification as long-term debt. During fiscal 2003, the Company repaid all of its outstanding commercial paper obligations.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30 2003, the Company had outstanding $257.1 million of 6% Senior Notes due January 2012 ("6% Senior Notes") consisting of $250.0 million principal, an unamortized debt discount of $1.0 million, and an $8.1 million adjustment to reflect the fair value of an outstanding interest rate swap. The 6% Senior Notes, when issued in January 2002, were priced at 99.538% with a yield of 6.062%. Interest payments are required to be made semi-annually on January 15 and July 15 of each year. In May 2003, the Company entered into an interest rate swap agreement with a notional amount of $250.0 million to effectively convert the fixed rate interest on our outstanding 6% Senior Notes to variable interest rates based on LIBOR.

During fiscal 1998, the Company entered into a 2% loan payable in Japan. Principal repayments of 350.0 million yen, approximately $2.9 million at current rates, were made semi-annually through 2003. As of June 30, 2003, this loan had been repaid.

As of June 30, 2003, other long-term borrowings consisted primarily of several term loans held by the Darphin group of companies, which was acquired by the Company in April 2003 (see Note 4). These loans have various maturities through July 2007 with variable and fixed interest rates ranging from 2.5% to 5.8%.

The Company maintains uncommitted credit facilities in various regions throughout the world. Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings. During fiscal 2003 and 2002, the monthly average amount outstanding was approximately $1.4 million and $12.9 million, respectively, and the annualized monthly weighted average interest rate incurred was approximately 5.4% and 4.1%, respectively.

Effective June 28, 2001, the Company entered into a five-year $400.0 million revolving credit facility, expiring on June 28, 2006, which includes an annual fee of .07% on the total commitment. At June 30, 2003 and 2002, the Company was in compliance with all related financial and other restrictive covenants, including limitations on indebtedness and liens.

The Company also had an effective shelf registration statement covering the potential issuance of up to $500.0 million and $150.0 million in debt securities at June 30, 2003 and 2002, respectively.

NOTE  9 -- FINANCIAL INSTRUMENTS

DERIVATIVE FINANCIAL INSTRUMENTS

The company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The Company primarily enters into foreign currency forward exchange contracts and foreign currency options to reduce the effects of fluctuating foreign currency exchange rates. The Company, if necessary, enters into interest rate derivatives to manage the effects of interest rate movements on the Company's aggregate liability portfolio. The Company categorizes these instruments as entered into for purposes other than trading.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as (i) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge), (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), (iii) a foreign-currency fair-value or cash-flow hedge ("foreign currency" hedge), (iv) a hedge of a net investment in a foreign operation, or (v) other. Changes in the fair value of a derivative that is highly effective as (and that is designated and qualifies as) a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as (and that is designated and qualifies as) a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). Changes in the fair value of derivatives that are highly effective as (and that are designated and qualify as) foreign-currency hedges are recorded in either current-period earnings or other comprehensive income, depending on whether the hedge transaction is a fair-value hedge (e.g., a hedge of a firm commitment that is to be settled in a foreign currency) or a cash-flow hedge (e.g., a foreign-currency-denominated forecasted transaction). If, however, a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in accumulated other comprehensive income within equity. Furthermore, changes in the fair value of other derivative instruments are reported in current-period earnings.

For each derivative contract entered into where the Company looks to obtain special hedge accounting treatment, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking the hedge transaction. This process includes linking all derivatives that are designated as fair-value, cash-flow, or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that a derivative is not highly effective, or that it has ceased to be a highly effective hedge, the Company will be required to discontinue hedge accounting with respect to that derivative prospectively.

FOREIGN EXCHANGE RISK MANAGEMENT

The Company enters into forward exchange contracts to hedge anticipated transactions as well as receivables and payables denominated in foreign currencies for periods consistent with the Company's identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that the Company receives from foreign subsidiaries. Almost all foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions rated as strong investment grade by a major rating agency. The Company also enters into foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. The forward exchange contracts and foreign currency options entered into to hedge anticipated transactions have been designated as cash-flow hedges. As of June 30, 2003, these cash-flow hedges were highly effective, in all material respects.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a matter of policy, the Company only enters into contracts with counterparties that have at least an "A" (or equivalent) credit rating. The counterparties to these contracts are major financial institutions. The Company does not have significant exposure to any one counterparty. Exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss under these hedging contracts is remote and in any event would not be material to the Company's consolidated financial results. The contracts have varying maturities through the end of June 2004. Costs associated with entering into such contracts have not been material to the Company's consolidated financial results. The Company does not utilize derivative financial instruments for trading or speculative purposes. At June 30, 2003, the Company had foreign currency contracts in the form of forward exchange contracts and option contracts in the amount of $476.7 million and $57.7 million, respectively. The foreign currencies included in forward exchange contracts (notional value stated in U.S. dollars) are principally the Euro ($114.0 million), Swiss franc ($61.9 million), Japanese yen ($56.0 million), British pound ($49.8 million), Canadian dollar ($37.7 million), South Korean won ($37.6 million) and Australian dollar ($30.6 million). The foreign currencies included in the option contracts (notional value stated in U.S. dollars) are principally the Swiss franc ($21.9 million), Canadian dollar ($21.0 million) and Euro ($11.7 million). At June 30, 2002, the Company had foreign currency contracts in the form of forward exchange contracts in the amount of $227.2 million. The foreign currencies included in these contracts (notional value stated in U.S. dollars) are principally the Japanese yen ($70.7 million), Euro ($31.7 million), British pound ($26.2 million), Australian dollar ($16.0 million), Swiss franc ($11.8 million), Danish krone ($11.6 million) and Canadian dollar ($10.5 million).

INTEREST RATE RISK MANAGEMENT

The Company enters into interest rate derivative contracts to manage the exposure to fluctuations of interest rates on its funded and unfunded indebtedness, as well as cash investments, for periods consistent with the identified exposures. All interest rate derivative contracts are with large financial institutions rated as strong investment grade by a major rating agency.

In May 2003, the Company entered into an interest rate swap agreement with a notional amount of $250.0 million to effectively convert fixed interest on the existing 6% Senior Notes to a variable interest rate based on LIBOR. The interest rate swap was designated as a fair value hedge. As of June 30, 2003, the fair value hedge was highly effective, in all material respects.

Information regarding the interest rate swap is presented in the following table:

                                              YEAR ENDED OR AT JUNE 30, 2003
                                        ----------------------------------------
                                                           WEIGHTED AVERAGE
                                         NOTIONAL    ---------------------------
(IN MILLIONS)                             AMOUNT      PAY RATE    RECEIVE RATE
--------------------------------------------------------------------------------
Interest rate swap                       $ 250.0       3.21%         6.00%
--------------------------------------------------------------------------------

Additionally, in May 2003, the Company entered into a series of treasury lock agreements on a notional amount totaling $195.0 million at a weighted average all-in rate of 4.53%. These treasury lock agreements expire in September 2003 and are used to hedge the exposure to a possible rise in interest rates prior to the anticipated issuance of new debt, if completed. The agreements will be settled upon the issuance of the new debt and any realized gain or loss to be received or paid by the Company will be amortized in interest expense over the life of new debt. The treasury lock agreements were designated as cash flow hedges. As of June 30, 2003, the cash flow hedges were highly effective, in all material respects.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

       Cash and cash equivalents:
         The carrying amount approximates fair value, primarily because of the short maturity of cash equivalent instruments.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Long-term debt:
         The fair value of the Company's long-term debt was estimated based on the current rates offered to the Company for debt with the same remaining maturities. Included in such amount, where applicable, is the fair value of the Company's commercial paper.

       Cumulative redeemable preferred stock:
         The fair value of the cumulative redeemable preferred stock is estimated utilizing a cash flow analysis at a discount rate equal to rates available for debt with terms similar to the preferred stock.

       Foreign exchange and interest rate contracts:
         The fair value of forwards, swaps, options and treasury rate locks is the estimated amount the Company would receive or pay to terminate the agreements.

The estimated fair values of the Company's financial instruments are as follows:

                                                                     JUNE 30
                                                    -------------------------------------------
                                                             2003                  2002
                                                    -------------------    --------------------
                                                    CARRYING      FAIR     CARRYING      FAIR
(IN MILLIONS)                                        AMOUNT      VALUE      AMOUNT      VALUE
-------------------------------------------------   --------    -------    --------    --------
NONDERIVATIVES
Cash and cash equivalents........................   $ 364.1     $364.1     $ 546.9     $ 546.9
Long-term debt, including current portion........     291.4      320.9       410.5       415.6
Cumulative redeemable preferred stock............     360.0      389.8       360.0       374.9

DERIVATIVES
Forward exchange contracts.......................      (6.5)      (6.5)      (14.8)      (14.8)
Foreign currency option contracts................       3.6        3.6         --          --
Interest rate swap contract......................       8.1        8.1         --          --
Treasury rate lock contracts.....................       2.6        2.6         --          --


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

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

POSTRETIREMENT BENEFITS

The Company maintains a domestic contributory postretirement benefit plan which provides certain medical and dental benefits to eligible employees. Employees hired after January 1, 2002 will not be eligible for retiree medical benefits when they retire. Certain retired employees who are receiving monthly pension benefits are eligible for participation in the plan. Contributions required and benefits received by retirees and eligible family members are dependent on the age of the retiree. It is the Company's practice to fund these benefits as incurred. The cost of the Company-sponsored programs is not significant.

Certain of the Company's international subsidiaries and affiliates have postretirement plans, although most participants are covered by government-sponsored or administered programs.

The significant components of the above mentioned plans as of and for the year ended June 30 are summarized as follows:

                                                                                                       OTHER THAN
                                                                     PENSION PLANS                    PENSION PLANS
                                                        ---------------------------------------     ----------------
                                                               U.S.             INTERNATIONAL        POSTRETIREMENT
                                                        -----------------     -----------------     ----------------
(IN MILLIONS)                                             2003      2002       2003       2002       2003      2002
                                                        ------     ------     ------     ------     ------    ------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year ............    $310.3     $280.4     $154.7     $131.5     $ 43.7    $ 43.2
   Service cost ....................................      15.1       13.5        8.5        7.9        2.2       1.8
   Interest cost ...................................      21.2       20.6        8.1        7.2        3.2       2.9
   Plan participant contributions ..................        --         --        1.1        0.9        0.1       0.1
   Actuarial loss (gain) ...........................      19.8       10.8       18.9        3.6       14.5      (1.9)
   Foreign currency exchange rate impact ...........        --         --       15.0       13.8         --        --
   Benefits paid ...................................     (11.5)     (14.9)      (6.0)     (10.2)      (1.9)     (1.9)
   Plan amendments .................................       3.8       (0.1)        --         --         --      (0.5)
   Settlements and curtailments ....................        --         --       (9.3)        --         --        --
                                                        ------     ------     ------     ------     ------    ------
Benefit obligation at end of year ..................     358.7      310.3      191.0      154.7       61.8      43.7
                                                        ------     ------     ------     ------     ------    ------

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year .....     201.8      179.7      116.3      104.6         --        --
   Actual return on plan assets ....................       9.3       (9.5)     (13.2)      (0.9)        --        --
   Foreign currency exchange rate impact ...........        --         --        9.9       10.5         --        --
   Employer contributions ..........................      77.8       46.5       16.4       11.4        1.8       1.8
   Plan participant contributions ..................        --         --        1.1        0.9        0.1       0.1
   Settlements and curtailments ....................        --         --       (3.6)        --         --        --
   Benefits paid from plan assets ..................     (11.5)     (14.9)      (6.0)     (10.2)      (1.9)     (1.9)
                                                        ------     ------     ------     ------     ------    ------
Fair value of plan assets at end of year ...........     277.4      201.8      120.9      116.3         --        --
                                                        ------     ------     ------     ------     ------    ------

Funded status ......................................     (81.3)    (108.5)     (70.1)     (38.4)     (61.8)    (43.7)
Unrecognized net actuarial loss (gain) .............     128.1      104.4       73.4       37.2        6.4      (8.1)
Unrecognized prior service cost ....................       7.6        4.0        2.4        2.5       (0.2)     (0.2)
Unrecognized net transition (asset) obligation .....        --       (1.5)       0.3        0.6         --        --
                                                        ------     ------     ------     ------     ------    ------
Prepaid (accrued) benefit cost .....................    $ 54.4     ($ 1.6)    $  6.0     $  1.9     ($55.6)   ($52.0)
                                                        ======     ======     ======     ======     ======    ======

AMOUNTS RECOGNIZED IN THE BALANCE SHEETS CONSIST OF:
   Prepaid benefit cost ............................    $101.5     $ 39.5     $ 12.9     $ 10.1     $   --    $   --
   Accrued benefit liability .......................     (56.4)     (47.3)     (60.6)     (40.1)     (55.6)    (52.0)
   Intangible asset ................................       0.7        0.2        0.5        1.0         --        --
   Minimum pension liability .......................       8.6        6.0       53.2       30.9         --        --
                                                        ------     ------     ------     ------     ------    ------
   Net amount recognized ...........................    $ 54.4     ($ 1.6)    $  6.0     $  1.9     ($55.6)   ($52.0)
                                                        ======     ======     ======     ======     ======    ======

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                         OTHER THAN
                                                       PENSION PLANS                                   PENSION PLANS
                                 ------------------------------------------------------------    --------------------------
                                             U.S.                        INTERNATIONAL                 POSTRETIREMENT
                                 ----------------------------     ---------------------------    --------------------------
                                  2003       2002       2001       2003       2002      2001      2003      2002      2001
                                 ------     ------     ------     ------     ------    ------    ------    ------    ------

WEIGHTED-AVERAGE ASSUMPTIONS
Pre-retirement discount rate .     5.75%      7.00%      7.50%      2.75-      2.75-     3.00-     5.75%     7.00%     7.50%
                                                                    7.00%      7.00%     7.25%

Postretirement discount rate .     4.75%      5.75%      6.00%        --         --        --        --        --        --

Expected return on assets ....     8.50%      9.00%      9.00%      4.50-      4.50-     5.00-       N/A       N/A       N/A
                                                                    8.25%      8.25%     8.50%

Rate of compensation               3.00-      4.50-      5.00-      1.75-      1.75-     2.00-       N/A       N/A       N/A
 increase ....................     9.50%     11.00%     11.50%      4.00%      4.00%     5.50%

COMPONENTS OF NET PERIODIC
 BENEFIT COST (IN MILLIONS)
Service cost, net ............   $ 15.1     $ 13.5     $ 12.3     $  8.5     $  8.0    $  8.0    $  2.2    $  1.8    $  1.9
Interest cost ................     21.2       20.6       19.7        8.1        7.2       6.7       3.2       2.9       3.0
Expected return on assets ....    (18.3)     (17.3)     (16.2)      (9.2)      (8.3)     (7.4)       --        --        --
Amortization of:
 Transition (asset) obligation     (1.5)      (1.5)      (1.4)       0.3        0.2       0.2        --        --        --
 Prior service cost ..........      0.2        0.4        0.4        0.2        0.2       0.2        --        --        --
 Actuarial loss (gain) .......      5.1        2.6        1.1        1.5        1.0       0.9      (0.1)     (0.4)     (0.2)
 Settlements and curtailments        --         --         --        2.3         --        --        --        --        --
                                 ------     ------     ------     ------     ------    ------    ------    ------    ------
Net periodic benefit cost ....   $ 21.8     $ 18.3     $ 15.9     $ 11.7     $  8.3    $  8.6    $  5.3    $  4.3    $  4.7
                                 ======     ======     ======     ======     ======    ======    ======    ======    ======

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates for fiscal 2003 would have had the following effects:

                                               ONE-PERCENTAGE-POINT   ONE-PERCENTAGE-POINT
(IN MILLIONS)                                        INCREASE               DECREASE
                                               --------------------   --------------------

Effect on total service and interest costs           $0.7                  ($0.6)
                                                     ----                  -----
Effect on postretirement benefit obligations         $6.8                  ($6.1)
                                                     ----                  -----


The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company's pension plans at June 30 are as follows:

                                                                PENSION PLANS
                                      ---------------------------------------------------------------
                                      RETIREMENT GROWTH
                                           ACCOUNT              RESTORATION           INTERNATIONAL
                                      -----------------      ----------------       -----------------
(IN MILLIONS)                         2003        2002       2003       2002         2003       2002
                                      ----        ----       ----       ----         ----       ----
Projected Benefit Obligation.......   $286.6     $244.7      $72.1      $65.6       $191.0     $154.7
Accumulated Benefit Obligation.....    238.7      191.5       56.4       47.3        160.7      127.9
Fair Value of Plan Assets..........    277.4      201.8         --         --        120.9      116.3

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

International pension plans with accumulated benefit obligations in excess of the plans' assets had aggregate projected benefit obligations of $137.8 million and $113.3 million, aggregate accumulated benefit obligations of $119.1 million and $97.2 million and aggregate fair value of plan assets of $68.9 million and $66.3 million at June 30, 2003 and 2002, respectively.

401(K) SAVINGS PLAN (U.S.)

The Company's 401(k) Savings Plan ("Savings Plan") is a contributory defined contribution plan covering substantially all regular U.S. employees who have completed the hours and service requirements, as defined by the plan document. Effective January 1, 2002, regular full-time employees are eligible to participate in the Plan on the first day of the second month following their date of hire. The Savings Plan is subject to the applicable provisions of ERISA. The Company matches a portion of the participant's contributions after one year of service under a predetermined formula based on the participant's contribution level and years of service. The Company's contributions were approximately $9.1 million in fiscal 2003 and $6.7 million for the fiscal years ended June 30, 2002 and 2001. Shares of the Company's Class A Common Stock are not an investment option in the Savings Plan and the Company does not use such shares to match participants' contributions.

DEFERRED COMPENSATION

The Company accrues for deferred compensation and interest thereon and for the increase in the value of share units pursuant to agreements with certain key executives and outside directors. The amounts included in the accompanying consolidated balance sheets under these plans were $109.2 million and $95.7 million as of June 30, 2003 and 2002, respectively. The expense for fiscal 2003 was $17.4 million and for fiscal 2002 and 2001 was $11.6 million in each year.

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

NOTE 12 -- $6.50 CUMULATIVE REDEEMABLE PREFERRED STOCK, AT REDEMPTION VALUE

As of June 30, 2003, the Company's authorized capital stock included 23.6 million shares of preferred stock, par value $.01 per share, of which 3.6 million shares are outstanding and designated as $6.50 Cumulative Redeemable Preferred Stock. The outstanding preferred stock was issued in June 1995 in exchange for nonvoting common stock of the Company owned by The Estee Lauder 1994 Trust.

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

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 -- COMMON STOCK

As of June 30, 2003, the Company's authorized common stock consists of 650 million shares of Class A Common Stock, par value $.01 per share, and 240 million shares of Class B Common Stock, par value $.01 per share. Class B Common Stock is convertible into Class A Common Stock, in whole or in part, at any time and from time to time at the option of the holder, on the basis of one share of Class A Common Stock for each share of Class B Common Stock converted. Holders of the Company's Class A Common Stock are entitled to one vote per share and holders of the Company's Class B Common Stock are entitled to ten votes per share.

Information about the Company's common stock outstanding is as follows:

                                              CLASS A      CLASS B
                                             ---------    ---------
                                              (SHARES IN THOUSANDS)

    BALANCE AT JUNE 30, 2000 ..............  124,181.7    113,679.3
    Acquisition of treasury stock .........       (0.9)          --
    Conversion of Class B to Class A ......      189.0       (189.0)
    Stock option programs .................      806.2           --
                                             ---------    ---------
    BALANCE AT JUNE 30, 2001 ..............  125,176.0    113,490.3
    Acquisition of treasury stock .........   (1,500.0)          --
    Conversion of Class B to Class A ......    5,077.8     (5,077.8)
    Stock option programs .................      436.3           --
                                             ---------    ---------
    BALANCE AT JUNE 30, 2002 ..............  129,190.1    108,412.5
    Acquisition of treasury stock .........  (11,245.2)          --
    Conversion of Class B to Class A ......      950.0       (950.0)
    Share grants ..........................        4.0           --
    Share units converted .................        0.8           --
    Stock option programs .................    1,094.0           --
                                             ---------    ---------
    BALANCE AT JUNE 30, 2003 ..............  119,993.7    107,462.5
                                             =========    =========


On September 18, 1998, the Company's Board of Directors authorized a share repurchase program to repurchase a total of up to 8.0 million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. In October 2002, the Board of Directors authorized the repurchase of up to 10.0 million additional shares of Class A Common Stock increasing the total authorization under the share repurchase program to 18.0 million shares. As of June 30, 2003, approximately
13.8 million shares have been purchased under this program.

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

Total net compensation expense attributable to the granting of share units and the increase in value of existing share units was $1.4 million and $0.7 million in fiscal 2003 and 2001, respectively. Total net compensation income attributable to the granting of share units and the related decrease in value of existing share units was $0.2 million in fiscal 2002.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SHARE INCENTIVE PLANS

The Plans provide for the issuance of 30,750,000 shares to be awarded in the form of stock options, stock appreciation rights and other stock awards to key employees and stock options, stock awards and stock units to non-employee directors of the Company. As of June 30, 2003, 6,457,000 shares of Class A Common Stock were reserved and were available to be granted pursuant to the Plans. The exercise period for all stock options generally may not exceed ten years from the date of grant. Pursuant to the Plans, stock option awards in respect of 6,651,200, 2,175,300 and 2,709,500 shares were granted in fiscal 2003, 2002 and 2001, respectively, and share units in respect of 57,800, 50,000 and 43,100 shares were granted in fiscal 2003, 2002 and 2001, respectively. During 2003, approximately 800 share units were converted into shares of Class A Common Stock. During fiscal 2002, 40,700 share units were cancelled without the issuance of any shares, but the value of such units was transferred to a deferred compensation account. Generally, the stock option awards become exercisable at various times through January 2007, while the share units will be paid out in shares of Class A Common Stock at a time to be determined by the Company.

In addition to awards made by the Company, certain outstanding stock options were assumed as part of the October 1997 acquisition of Sassaby. Of the 221,200 originally issued options to acquire shares of the Company's Class A Common Stock, 14,100 were outstanding as of June 30, 2003, all of which were exercisable and will expire through May 2007.

EXECUTIVE EMPLOYMENT AGREEMENTS

The executive employment agreements provide for the issuance of 11,400,000 shares to be awarded in the form of stock options and other stock awards to certain key executives. The Company has reserved 661,600 shares of its Class A Common Stock pursuant to such agreements as of June 30, 2003. In accordance with such employment agreements approximately 1,400 share units were granted in fiscal 2003 and 900 share units were granted in fiscal 2002 and 2001. The reserve is solely for dividend equivalents on units granted pursuant to one of the agreements. Most of the stock options granted pursuant to the agreements are exercisable and expire at various times from November 2005 through July 2009. The share units will be paid out in shares of Class A Common Stock at a time to be determined by the Company, but no later than 90 days subsequent to the termination of employment of the executive.

A summary of the Company's stock option programs as of June 30, 2003, 2002 and 2001, and changes during the years then ended, is presented below:

                                                    2003                      2002                      2001
                                          ----------------------     ----------------------    -----------------------
                                                       WEIGHTED-                  WEIGHTED-                  WEIGHTED-
                                                        AVERAGE                   AVERAGE                    AVERAGE
                                                       EXERCISE                   EXERCISE                   EXERCISE
(SHARES IN THOUSANDS)                       SHARES       PRICE        SHARES       PRICE         SHARES       PRICE
---------------------------------------   ----------   ---------     ----------   ---------    ----------    ---------

Outstanding at beginning of year.......    24,843.5     $35.10        23,393.2     $34.55       21,914.1      $33.14
   Granted at fair value...............     6,651.2      32.02         2,175.3      39.07        2,709.5       42.80
   Exercised...........................    (1,094.0)     15.16          (435.4)     17.85         (806.0)      16.50
   Cancelled or Expired................      (858.5)     43.10          (289.6)     46.38         (424.4)      48.19
                                          ---------                  ---------                 ---------
Outstanding at end of year.............    29,542.2      34.93        24,843.5      35.10       23,393.2       34.55
                                          =========                  =========                 =========

Options exercisable at year-end........    16,425.6      32.31        13,149.5      27.59        8,497.6       21.69
                                          =========                  =========                 =========
Weighted-average fair value of
   options granted during the year.....   $   12.35                  $   16.02                 $   17.01
                                          =========                  =========                 =========

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized information about the Company's stock options outstanding and exercisable at June 30, 2003 is as follows:

                                       OUTSTANDING                    EXERCISABLE
                          ----------------------------------    -----------------------
EXERCISE                                AVERAGE    AVERAGE                    AVERAGE
PRICE RANGE               OPTIONS (a)   LIFE (b)   PRICE (c)    OPTIONS (a)   PRICE (c)
--------------------      -----------   --------   ---------    -----------   ---------

$ 3.10                         14.1       4.3       $ 3.10           14.1      $ 3.10
$13.00   to  $20.813        2,668.8       2.4        13.08        2,668.8       13.08
$21.313  to  $30.52         5,960.1       4.1        23.88        5,478.9       23.37
$31.875  to  $47.625       14,541.2       7.6        36.14        4,371.3       37.30
$49.75   to  $53.50         6,358.0       6.1        51.77        3,892.5       52.14
                           --------                              --------
$ 3.10   to  $53.50        29,542.2                  34.93       16,425.6       32.31
                           ========                              ========

----------
(a)  Shares in thousands.
(b)  Weighted average contractual life remaining in years.
(c)  Weighted average exercise price.


Subsequent to June 30, 2003, the Company granted options under the terms of the Plans described above to purchase an additional 2,211,200 of the Company's Class A Common Stock with an exercise price equal to fair market value on the date of grant. In addition, subsequent to June 30, 2003 the Company granted approximately 58,500 share units to a key executive pursuant to the terms of the Fiscal 2002 Share Incentive Plan.

NOTE 15 -- COMMITMENTS AND CONTINGENCIES

Total rental expense included in the accompanying consolidated statements of earnings was $147.8 million in fiscal 2003, $142.8 million in fiscal 2002 and $120.9 million in fiscal 2001. At June 30, 2003, the future minimum rental commitments under long-term operating leases are as follows:

      YEAR ENDING JUNE 30                           (IN MILLIONS)
      -------------------
      2004.....................................       $  118.5
      2005.....................................          103.7
      2006.....................................           74.1
      2007.....................................           61.8
      2008.....................................           54.7
      Thereafter...............................          189.8
                                                      --------
                                                      $  602.6
                                                      ========

In July 2003, the Company signed a new lease for its principal offices at the same location. Rental obligations under the new lease will commence in fiscal 2005 and expire in fiscal 2020. Obligations pursuant to the lease in fiscal 2005, 2006, 2007, 2008 and thereafter are $5.9 million, $23.6 million, $23.6 million, $24.1 million and $324.2 million, respectively.

In July 2003, the U.S. Magistrate Judge appointed by the U.S. District Judge, Southern District of New York, issued his report and recommendation finding in favor of the Company and its subsidiaries with respect to, among other things, their motion for summary judgment of non-infringement in the case brought against them in August 2000 by an affiliate of Revlon, Inc. Revlon claimed, among other things, that five Estee Lauder products, two Origins foundations, a La Mer concealer and a jane foundation infringed its patent. Revlon sought, among other things, treble damages, punitive damages, equitable relief and attorneys' fees. Revlon has objected to this opinion. The Company has responded to the objection. Revlon also may appeal the decision to the Court of Appeals for the Federal Circuit.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2003, the Company entered into a settlement agreement with the plaintiffs, the other manufacturer defendants and the department store defendants in a consolidated class action lawsuit that had been pending in the Superior Court of the State of California in Marin County since 1998. In connection with the settlement, the case has been refiled in the United States District Court for the Northern District of California on behalf of a nationwide class of consumers of prestige cosmetics in the United States. The settlement requires Court approval and, if approved by the Court, will result in the plaintiffs' claims being dismissed, with prejudice, in their entirety. There has been no finding or admission of any wrongdoing by the Company in this lawsuit. The Company entered into the settlement agreement solely to avoid protracted and costly litigation. In connection with the settlement agreement, the defendants, including the Company, will provide consumers with certain free products and pay the plaintiffs' attorneys' fees. To meet its obligations under the settlement, the Company took a special pre-tax charge of $22.0 million, or $13.5 million after-tax, equal to $.06 per diluted common share in the fourth quarter of fiscal 2003.

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

In June 2003, a lawsuit was filed in the U.S. District Court, Eastern District of New York, on behalf of two former employees and one former temporary employee alleging race and disability discrimination, harassment and retaliation. The complaint seeks $10 million in damages for each of seven causes of action. The Company intends to defend the action vigorously. While no assurances can be given as to the ultimate outcome, management believes that this matter will not have a material adverse effect on the Company's consolidated financial condition.

The Company is involved in various routine legal proceedings incident to the ordinary course of its business. In management's opinion, the outcome of pending legal proceedings, separately and in the aggregate, will not have a material adverse effect on the Company's business or consolidated financial results.

NOTE 16 -- NET UNREALIZED INVESTMENT GAINS

Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," available-for-sale securities are recorded at market value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a component of stockholders' equity until realized. The Company's investments subject to the provisions of SFAS No. 115 are treated as available-for-sale and, accordingly, the applicable investments have been adjusted to market value with a corresponding adjustment, net of tax, to net unrealized investment gains in accumulated other comprehensive income. Included in accumulated other comprehensive income was an unrealized investment gain (net of deferred taxes) of $0.7 million at June 30, 2003 and an unrealized investment loss (net of deferred taxes) of $0.1 million at June 30, 2002.

NOTE 17 -- STATEMENT OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTIONS

As a result of stock option exercises, the Company recorded tax benefits of $7.9 million, $2.9 million and $7.2 million during fiscal 2003, 2002 and 2001, respectively, which are included in additional paid-in capital in the accompanying consolidated financial statements.

As of June 30, 2003, the Company had a current asset and an equal and offsetting increase in long-term debt of $8.1 million reflecting the fair market value of an interest rate swap which was classified as a fair value hedge of the 6% Senior Notes (see Note 8).

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

                                                   YEAR ENDED JUNE 30
                                          -----------------------------------
                                            2003          2002         2001
                                          --------      --------     --------
                                                     (IN MILLIONS)
       SEGMENT DATA
       NET SALES:
         Skin Care.....................   $1,893.7      $1,703.3     $1,660.7
         Makeup........................    1,909.4       1,790.5      1,721.6
         Fragrance.....................    1,059.6       1,017.3      1,085.1
         Hair Care.....................      228.9         215.8        180.7
         Other.........................       26.0          23.0         27.6
                                          --------      --------     --------
                                           5,117.6       4,749.9      4,675.7
         Restructuring.................         --          (6.2)        (8.0)
                                          --------      --------     --------
                                          $5,117.6      $4,743.7     $4,667.7
                                          ========      ========     ========
       DEPRECIATION AND AMORTIZATION:
         Skin Care.....................   $   62.2      $   58.3     $   48.6
         Makeup........................       69.2          60.0         64.1
         Fragrance.....................       35.5          36.0         32.6
         Hair Care.....................        7.1           6.5          9.6
         Other.........................        0.8           1.2          1.4
                                          --------      --------     --------
                                          $  174.8      $  162.0     $  156.3
                                          ========      ========     ========

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              YEAR ENDED JUNE 30
                                                       --------------------------------
                                                         2003        2002        2001
                                                       --------    --------    --------
                                                                (IN MILLIONS)
       OPERATING INCOME:
         Skin Care................................     $  273.2    $  248.4    $  266.9
         Makeup...................................        198.0       183.2       212.5
         Fragrance................................         32.1        13.4        63.6
         Hair Care................................         14.8        13.7        13.1
         Other....................................         (1.0)        0.1         2.5
                                                       --------    --------    --------
                                                          517.1       458.8       558.6
         Reconciliation:
         Restructuring and special charges........        (22.0)     (117.4)      (63.0)
         Interest expense, net....................         (8.1)       (9.8)      (12.3)
                                                       --------    --------    --------
         Earnings before Income Taxes, Minority
           Interest and Accounting Change.........     $  487.0    $  331.6    $  483.3
                                                       ========    ========    ========

       GEOGRAPHIC DATA

       NET SALES:
         The Americas.............................     $2,953.4    $2,878.2    $2,857.8
         Europe, the Middle East & Africa.........      1,506.4     1,261.1     1,221.8
         Asia/Pacific.............................        657.8       610.6       596.1
                                                       --------    --------    --------
                                                        5,117.6     4,749.9     4,675.7
         Restructuring............................           --        (6.2)       (8.0)
                                                       --------    --------    --------
                                                       $5,117.6    $4,743.7    $4,667.7
                                                       ========    ========    ========

       OPERATING INCOME:
         The Americas.............................     $  246.7    $  222.9    $  299.9
         Europe, the Middle East & Africa.........        227.7       179.9       201.8
         Asia/Pacific.............................         42.7        56.0        56.9
                                                       --------    --------    --------
                                                          517.1       458.8       558.6
         Restructuring and special charges........        (22.0)     (117.4)      (63.0)
                                                       --------    --------    --------
                                                       $  495.1    $  341.4    $  495.6
                                                       ========    ========    ========

                                                                    JUNE 30
                                                       --------------------------------
                                                         2003        2002        2001
                                                       --------    --------    --------
                                                                 (IN MILLIONS)

       Total Assets:
         The Americas.............................     $2,272.7    $2,467.1    $2,379.9
         Europe, the Middle East & Africa.........        831.1       703.3       610.3
         Asia/Pacific.............................        246.1       246.1       228.6
                                                       --------    --------    --------
                                                       $3,349.9    $3,416.5    $3,218.8
                                                       ========    ========    ========

       LONG-LIVED ASSETS (property, plant
        and equipment):
         The Americas.............................     $  446.2    $  458.4    $  445.2
         Europe, the Middle East & Africa.........        132.2        99.6        70.5
         Asia/Pacific.............................         29.3        22.7        13.0
                                                       --------    --------    --------
                                                       $  607.7    $  580.7    $  528.7
                                                       ========    ========    ========

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 -- UNAUDITED QUARTERLY FINANCIAL DATA

The following summarizes the unaudited quarterly operating results of the Company for the years ended June 30, 2003 and 2002:

                                            QUARTER ENDED
                         -------------------------------------------------
                         SEPTEMBER 30   DECEMBER 31   MARCH 31    JUNE 30     TOTAL YEAR
                         ------------   -----------  ---------   ---------    ----------
                                       (IN MILLIONS, EXCEPT PER SHARE DATA)

FISCAL 2003
Net sales .............   $ 1,242.5      $ 1,412.7   $ 1,239.4   $ 1,223.0    $ 5,117.6
Gross profit ..........       885.4        1,041.3       922.8       932.4      3,781.9
Operating income ......       114.4          170.0       127.8        82.9        495.1
Net earnings ..........        73.4          109.6        83.8        53.0        319.8
Basic EPS .............         .29            .45         .34         .21         1.27
Diluted EPS ...........         .28            .44         .33         .20         1.26

FISCAL 2002
Net sales .............   $ 1,194.8      $ 1,298.2   $ 1,121.7   $ 1,129.0    $ 4,743.7
Gross profit ..........       849.5          954.9       803.4       862.5      3,470.3
Operating income (loss)       152.9          143.5        81.1       (36.1)       341.4
Net earnings (loss) ...        97.1(a)        90.1        50.7       (25.4)       212.5(a)
Basic EPS .............         .30(a)         .35         .19        (.13)         .71(a)
Diluted EPS ...........         .30(a)         .35         .19        (.13)         .70(a)

(a) Net earnings for the Quarter ended September 30, 2001 includes a one-time charge of $20.6 million or $.08 per common share, attributable to the cumulative effect of adopting SFAS No. 142, "Goodwill and Other Intangible Assets."


NOTE 20 -- UNAUDITED SUBSEQUENT EVENT

Pursuant to the Company's authorized share repurchase program, subsequent to June 30, 2003, the Company purchased an additional 0.4 million shares of Class A Common Stock for $12.3 million bringing the cumulative total of acquired shares to 14.2 million under this program.

Subsequent to June 30, 2003, the Company acquired the Rodan & Fields skin care line. The initial purchase price, paid at closing, was funded by cash provided by operations, the payment of which did not have a material effect on the Company's results of operations or financial condition. The Company expects to make additional payments between fiscal 2007 and 2011 based on certain conditions.

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE


The Board of Directors and Stockholders
The Estee Lauder Companies Inc.:

Under date of August 8, 2003, we reported on the consolidated balance sheets of The Estee Lauder Companies Inc. and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for the years then ended, which are included in this filing on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule (Schedule II - Valuation and Qualifying Accounts) for 2003 and 2002 in this filing on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                        /s/ KPMG LLP

New York, New York
August 8, 2003

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

                         THE ESTEE LAUDER COMPANIES INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                         THREE YEARS ENDED JUNE 30, 2003
                                  (IN MILLIONS)

------------------------------------------------------------------------------------------------------------
                COL. A                       COL. B                COL. C              COL. D        COL. E
------------------------------------------------------------------------------------------------------------
                                                                 ADDITIONS
                                                         ------------------------
                                                            (1)           (2)
                                             BALANCE     CHARGED TO    CHARGED TO                   BALANCE
                                          AT BEGINNING    COSTS AND       OTHER                    AT END OF
              DESCRIPTION                   OF PERIOD     EXPENSES      ACCOUNTS     DEDUCTIONS     PERIOD
--------------------------------------    ------------   ----------    ----------    ----------    ---------

Reserves deducted in the balance sheet
 from the assets to which they apply:

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

  Year ended June 30, 2003                   $ 30.6         $ 31.5         --          $ 30.3(a)     $ 31.8
                                             ======         ======                     ======        ======

  Year ended June 30, 2002                   $ 26.8         $ 28.6         --          $ 24.8(a)     $ 30.6
                                             ======         ======                     ======        ======

  Year ended June 30, 2001                   $ 31.7         $ 20.7         --          $ 25.6(a)     $ 26.8
                                             ======         ======                     ======        ======

ACCRUED RESTRUCTURING AND SPECIAL CHARGES:

  Year ended June 30, 2003 (b)               $ 61.2         $ 22.0         --          $ 36.7        $ 46.5
                                             ======         ======                     ======        ======

  Year ended June 30, 2002 (b)               $ 35.2         $ 62.3         --          $ 36.3        $ 61.2
                                             ======         ======                     ======        ======

  Year ended June 30, 2001 (b)               $   --         $ 35.9         --          $  0.7        $ 35.2
                                             ======         ======                     ======        ======

----------
(a)  Includes amounts written-off, net of recoveries.
(b)  Included in other accrued liabilities.

                         THE ESTEE LAUDER COMPANIES INC.

                                INDEX TO EXHIBITS

   EXHIBIT
   NUMBER                               DESCRIPTION
   -------                              -----------

     3.1       Restated Certificate of Incorporation, dated November 16, 1995.

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

    10.1       Stockholders' Agreement, dated November 22, 1995.

    10.1a Amendment No. 1 to Stockholders' Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).*

    10.1b Amendment No. 2 to Stockholders' Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1996).*

    10.1c Amendment No. 3 to Stockholders' Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (the "FY 1997 Q3 10-Q")).*

    10.1d Amendment No. 4 to Stockholders' Agreement (filed as Exhibit 10.1d to our Annual Report on Form 10-K for the year ended June 30, 2000 (the "FY 2000 10-K")).*

    10.1e Amendment No. 5 to Stockholders' Agreement (filed as Exhibit 10.1e to our Annual Report on Form 10-K for the year ended June 30, 2002 (the "FY 2002 10-K")).*

    10.2       Registration Rights Agreement, dated November 22, 1995.

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

    10.3       Fiscal 1996 Share Incentive Plan.+

    10.4 Fiscal 1999 Share Incentive Plan (filed as Exhibit 4(c) to our Registration Statement on Form S-8 (No. 333-66851) on November 5,
               1998).* +

    10.5       The Estee Lauder Companies  Retirement Growth Account Plan. +

    10.6 The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended June 30, 1999)).* +

    10.7 Executive Annual Incentive Plan (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31,
               1998).* +

    10.8       Employment Agreement with Leonard A. Lauder (filed as Exhibit
               10.8 to the FY 2001 10-K).* +

    10.8a Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8a to the FY 2002 10-K).* +

    10.8b Option Agreement, dated November 16, 1995, with Leonard A. Lauder (Exhibit B to Mr. Lauder's 1995 employment agreement). +

    10.9 Employment Agreement with Ronald S. Lauder (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).* +

                      THE ESTEE LAUDER COMPANIES INC.

                             INDEX TO EXHIBITS


    10.9a      Amendment to Employment Agreement with Ronald S. Lauder (filed as
               Exhibit 10.9a to the FY 2002 10-K).* +

    10.9b Option Agreement, dated November 16, 1995, with Ronald S. Lauder (Exhibit B to Mr. Lauder's 1995 employment agreement). +

    10.10      Employment Agreement with Fred H. Langhammer (filed as Exhibit
               10.10 to the FY 2000 10-K).* +

    10.10a Amendment to Employment Agreement with Fred H. Langhammer (filed as Exhibit 10.10a to the FY 2001 10-K).* +

    10.10b Amendment to Employment Agreement with Fred H. Langhammer (filed as Exhibit 10.10b to the FY 2002 10-K).* +

    10.10c     Share unit and Option Agreement with Fred H. Langhammer. +

    10.11      Employment Agreement with Daniel J. Brestle (filed as Exhibit
               10.11 to the FY 2001 10-K).* +

    10.11a Amendment to Employment Agreement with Daniel J. Brestle (filed as Exhibit 10.11a to the FY 2002 10-K).* +

    10.11b Option Agreement, dated November 16, 1995, with Daniel J. Brestle (Schedule A to Mr. Brestle's 1995 employment agreement).+

    10.12      Employment Agreement with William P. Lauder (filed as Exhibit
               10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).* +

    10.13      Employment Agreement with Patrick Bousquet-Chavanne (filed as
               Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).* +

    10.13a Amendment to Employment Agreement with Patrick Bousquet-Chavanne (filed as Exhibit 10.13a to the FY 2002 10-K).* +

    10.14 Form of Deferred Compensation Agreement (interest-based) with Outside Directors (filed as Exhibit 10.14 to the FY 2001 10-K).*+

    10.15 Form of Deferred Compensation Agreement (stock-based) with Outside Directors (filed as Exhibit 10.15 to the FY 2001 10-K).*+

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

    23.1       Consent of KPMG LLP.

    23.2       Notice regarding consent of Arthur Andersen LLP.

    24.1       Power of Attorney.

    31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO).

    31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO).

    32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)

    32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

----------
* Incorporated herein by reference.

+ Exhibit is a management contract or compensatory plan or arrangement.