Form 10-Q
period 2003-10-28
ESTEE LAUDER COMPANIES INC
filed 2003-10-28
CIK 1001250

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004
                             ______________________

                                    FORM 10-Q


  (Mark One)
     X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     -      Exchange Act of 1934


                For the quarterly period ended September 30, 2003

                                       OR

            Transition Report Pursuant to Section 13 or 15(d) of the Securities
     -      Exchange Act of 1934

                         Commission file number 1-14064


                         The Estee Lauder Companies Inc.
             (Exact name of registrant as specified in its charter)


          Delaware                                      11-2408943
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


767 Fifth Avenue, New York, New York                       10153
(Address of principal executive offices)                 (Zip Code)


         Registrant's telephone number, including area code 212-572-4200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       -     -

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
                                                -     -

At October 24, 2003, 121,371,039 shares of the registrant's Class A Common Stock, $.01 par value, and 106,662,533 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding.

                         THE ESTEE LAUDER COMPANIES INC.

                                      Index
                                                                            Page
                                                                            ----
Part I. Financial Information

Consolidated Statements of Earnings --
  Three Months Ended September 30, 2003 and 2002.........................      2

Management's Discussion and Analysis of
  Financial Condition and Results of Operations..........................      3

Consolidated Balance Sheets --
  September 30, 2003 and June 30, 2003...................................     12

Consolidated Statements of Cash Flows --
 Three Months Ended September 30, 2003 and 2002..........................     13

Notes to Consolidated Financial Statements...............................     14

Controls and Procedures..................................................     20

Part II. Other Information...............................................     21

                         THE ESTEE LAUDER COMPANIES INC.

                          PART I. FINANCIAL INFORMATION

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                             September 30
                                                                                             ------------
                                                                                         2003            2002
                                                                                         ----            ----

                                                                                           (In millions,
                                                                                       except per share data)

Net Sales.................................................................            $1,351.7       $ 1,242.5
Cost of sales.............................................................               366.3           357.1
                                                                                     ---------       ---------

Gross Profit..............................................................               985.4           885.4
                                                                                     ---------       ---------

Operating expenses:
   Selling, general and administrative....................................               852.7           766.4
   Related party royalties................................................                 4.3             4.6
                                                                                     ---------       ---------
                                                                                         857.0           771.0
                                                                                     ---------       ---------

Operating Income..........................................................               128.4           114.4

Interest expense, net.....................................................                 7.7             2.9
                                                                                     ---------       ---------
Earnings before Income Taxes and Minority Interest........................               120.7           111.5

Provision for income taxes................................................                43.5            37.4
Minority interest, net of tax.............................................                (0.2)           (0.7)
                                                                                     ---------       ---------
Net Earnings .............................................................                77.0            73.4

Preferred stock dividends.................................................                -                5.9
                                                                                     ---------       ---------
Net Earnings Attributable to Common Stock.................................           $    77.0       $    67.5
                                                                                     =========       =========

Basic net earnings per common share:
   Net earnings attributable to common stock..............................           $     .34       $     .29
                                                                                     =========       =========

Diluted net earnings per common share:
   Net earnings attributable to common stock..............................           $     .33       $     .28
                                                                                     =========       =========

Weighted average common shares outstanding:
     Basic................................................................               228.1           235.2
     Diluted..............................................................               230.6           237.4


                     See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results Of Operations
---------------------

We manufacture, market and sell skin care, makeup, fragrance and hair care products which are distributed in over 130 countries and territories. The following is a comparative summary of operating results for the three months ended September 30, 2003 and 2002, and reflects the basis of presentation described in Note 1 to the Notes to Consolidated Financial Statements for all periods presented. Sales of products and services that do not meet our definition of skin care, makeup, fragrance or hair care have been included in the "other" category.

                                                                                        Three Months Ended
                                                                                            September 30
                                                                                            ------------
                                                                                        2003           2002
                                                                                        ----           ----
                                                                                           (In millions)

Net Sales
   By Region:
      The Americas...............................................                     $  856.6        $  787.7
      Europe, the Middle East & Africa...........................                        327.8           304.5
      Asia/Pacific...............................................                        167.3           150.3
                                                                                      --------        --------
                                                                                      $1,351.7        $1,242.5
                                                                                      ========        ========

   By Product Category:
      Skin Care..................................................                     $  462.9        $  421.7
      Makeup.....................................................                        494.1           468.0
      Fragrance..................................................                        331.1           296.5
      Hair Care..................................................                         54.8            50.4
      Other......................................................                          8.8             5.9
                                                                                      --------        --------
                                                                                      $1,351.7        $1,242.5
                                                                                      ========        ========

Operating Income
   By Region:
      The Americas...............................................                     $  117.8        $   65.1
      Europe, the Middle East & Africa...........................                          7.7            44.6
      Asia/Pacific...............................................                          2.9             4.7
                                                                                      --------        --------
                                                                                      $  128.4        $  114.4
                                                                                      ========        ========

   By Product Category:
      Skin Care..................................................                     $   39.6        $   46.0
      Makeup.....................................................                         44.2            37.7
      Fragrance..................................................                         39.2            28.7
      Hair Care..................................................                          4.7             3.8
      Other......................................................                          0.7            (1.8)
                                                                                      --------        --------
                                                                                      $  128.4        $  114.4
                                                                                      ========        ========

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table presents certain consolidated earnings data as a percentage of net sales:

                                                                                        Three Months Ended
                                                                                            September 30
                                                                                            ------------
                                                                                       2003               2002
                                                                                       ----               ----


Net sales........................................................                     100.0%             100.0%
Cost of sales....................................................                      27.1               28.7
                                                                                      -----              -----
Gross profit.....................................................                      72.9               71.3
                                                                                      -----              -----

Operating expenses:
   Selling, general and administrative...........................                      63.1               61.7
   Related party royalties.......................................                       0.3                0.4
                                                                                      -----              -----
                                                                                       63.4               62.1
                                                                                      -----              -----

Operating income.................................................                       9.5                9.2
Interest expense, net............................................                       0.6                0.2
                                                                                      -----              -----

Earnings before income taxes and minority interest...............                       8.9                9.0
Provision for income taxes.......................................                       3.2                3.0
Minority interest, net of tax....................................                         -               (0.1)
                                                                                      -----              -----

Net earnings.....................................................                       5.7%               5.9%
                                                                                      =====              =====


First Quarter Fiscal 2004 as Compared with First Quarter Fiscal 2003

Net Sales

Net sales increased 9% or $109.2 million to $1,351.7 million reflecting growth in all product categories and geographic regions. Fragrance sales, fueled by new product launches in our core brands, as well as higher skin care and makeup sales, were the principal contributors to the increase in net sales. Geographically, all regions had growth led by the Americas. Excluding the impact of foreign currency translation, net sales increased 6%.

Product Categories

Skin Care
Net sales of skin care products increased 10% or $41.2 million to $462.9 million. This increase in net sales was primarily attributable to newly launched products such as Idealist Micro-D Deep Thermal Refinisher and DayWear Plus by Estee Lauder and Pore Minimizer products by Clinique. The increase was supported by strong sales of Perfectionist Correcting Serum for Lines/Wrinkles, Re-Nutriv Intensive Lifting products and Resilience Lift by Estee Lauder, and the Repairwear line of products from Clinique and products in Clinique's 3-Step Skin Care System, as well as the addition of the Darphin line of products. Partially offsetting these increases were lower net sales of certain existing products such as Advanced Stop Signs by Clinique and White Light by Estee Lauder. Excluding the impact of foreign currency translation, skin care net sales increased 7%.

Makeup
Makeup net sales increased 6% or $26.1 million to $494.1 million. In addition to strong sales of certain of our makeup artist lines, the increase in net sales reflected the current period launches of Ideal Matte Refinishing Makeup SPF 8 and Pure Color Eye Shadow Duo by Estee Lauder, and Clarifying Powder Makeup, Glossware for Lips Cream Shines, High Impact Mascara and High Impact Eye Shadow Quad by Clinique. Recently launched products such as MagnaScopic Maximum Volume Mascara, Artist's Lip and Eye Pencils and Pure Color Lip Vinyl from Estee Lauder also contributed to increased net sales. Offsetting these increases were lower net sales of certain existing products such as Pure Color Velvet Lipstick and Nail Lacquer and So Ingenious Multi-Dimension Liquid Makeup and Loose Powder from Estee Lauder which launched during the prior-year's quarter. Excluding the impact of foreign currency translation, makeup net sales increased 4%.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fragrance
Net sales of fragrance products increased 12% or $34.6 million to $331.1 million. The increase in net sales was primarily attributable to current period launches of Estee Lauder Beyond Paradise, Clinique Simply, Aramis Life and Tommy Jeans, as well as the recent launch of Clinique Happy Heart. The increase in net sales also benefited from improved results from our travel retail business. These net sales increases were partially offset by lower net sales of Estee Lauder pleasures, Beautiful and Intuition by Estee Lauder, T Girl from Tommy Hilfiger and Clinique Happy. Excluding the impact of foreign currency translation, fragrance net sales increased 9%.

Hair Care
Hair care net sales increased 9% to $54.8 million. This increase was the result of sales growth from Aveda led by Be Curly and Hang Straight styling products, and from Bumble and bumble products including Gentle Shampoo and Thickening Spray, Shampoo and Conditioner. Partially offsetting these increases were lower sales from Clinique's Simple Hair Care System.

The introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

Geographic Regions
Net sales in the Americas increased 9% or $68.9 million to $856.6 million primarily reflecting growth from our newer brands as well as the success of new and recently launched products and an improving retail environment.

In Europe, the Middle East & Africa, net sales increased 8% or $23.3 million to $327.8 million primarily reflecting the effects of favorable foreign currency exchange rates to the U.S. dollar. We benefited from higher net sales in the United Kingdom and South Africa as well as the addition of Darphin and to a lesser extent increased sales from our travel retail business. Adverse weather conditions in Europe during the current-year quarter negatively impacted the retail environment particularly in Italy, Germany and France. This resulted in lost sales in July and August and also caused a delay in the receipt of customers' orders. Additionally, net sales were adversely affected by lower sales orders due to a change in the fiscal year of one key customer and the renegotiation of certain trading terms with another. Excluding the impact of foreign currency translation, net sales in Europe, the Middle East & Africa were flat relative to the prior-year period.

Net sales in Asia/Pacific increased 11% or $17.0 million to $167.3 million. This increase reflected higher net sales in Australia, Korea, and China. Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 8%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

Cost of Sales

Cost of sales as a percentage of total net sales improved to 27.1% from 28.7%, reflecting production and supply chain efficiencies and lower costs from promotional activities. We continued to emphasize sourcing initiatives and overall supply chain management which resulted in lower manufacturing costs.

A strategic shift from promotions to advertising, as well as a shift in the timing of certain promotions, contributed to the improvement in our gross profit margin for the current-year quarter. Since the cost of these promotional activities is a component of cost of sales and the timing and level of promotions vary with our promotional calendar, we have experienced, and expect to continue to experience, fluctuations in the cost of sales percentage.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expenses

Operating expenses increased to 63.4% of net sales as compared with 62.1% of net sales in the prior-year period. The increase in spending primarily related to advertising, merchandising and sampling activities to support our product launches, to promote brand building and to support future sales growth as well as to build momentum into the holiday selling season. Other operating expenses reflect spending behind BeautyBank (a new division dedicated to developing new beauty brand concepts and business opportunities, including the development of new brands for sale in Kohl's Department Stores), the higher operating costs associated with newly acquired brands and expenses related to compliance with new regulatory requirements (such as those arising under the Sarbanes-Oxley
Act of 2002). We continue to control our other operating expenses in line with our business needs. Changes in advertising, sampling and merchandising spending result from the type, timing and level of advertising, sampling and merchandising activities related to product launches and rollouts, as well as the markets being emphasized.

Operating Income

Operating income increased 12% or $14.0 million to $128.4 million as compared with the prior-year period. Operating margins were 9.5% of net sales in the current period as compared with 9.2% in the prior-year period. The increase in operating margin was primarily due to improvement in the components of cost of sales.

Product Categories
Operating income increased 37% or $10.5 million in fragrance primarily related to the shipment of recently launched products, 17% or $6.5 million in makeup primarily related to successful new and recent product launches and 24% or $0.9 million in hair care due to higher sales of Bumble and bumble and Aveda products. Skin care operating income decreased 14% or $6.4 million reflecting the difficult retail environment we experienced in continental Europe (which excludes the United Kingdom and Travel Retail) and investment spending in Asia/ Pacific both of which regions for us are more heavily dependent upon skin care products.

Geographic Regions
Operating income in the Americas increased 81% or $52.7 million to $117.8 million. This region's profitability reflects more historical first quarter levels, similar to fiscal 2000 and 2001, when the region was not affected by a slow retail environment as it has been for the last couple of years. Contributing to the current-year quarter increase were strong product launches, as well as the timing of certain promotional events and efficiencies as reflected in cost of sales. In Europe, the Middle East & Africa, operating income decreased 83% or $36.9 million to $7.7 million reflecting the adverse weather conditions in continental Europe during the current-year quarter which negatively impacted the retail environment causing the loss or delay of certain customers' orders. Operating results were also adversely affected by lower sales orders due to a change in the fiscal year of one key customer and from the renegotiation of certain trading terms with another. In addition, we continue to build momentum into the holiday season through increases in selling, marketing and advertising support programs. In Asia/Pacific, operating income decreased 38% or $1.8 million to $2.9 million. This decrease, off a smaller sales base, reflects our commitment to build the infrastructure necessary to support future growth in the region including, the launch of Aveda in Japan, as well as our continued investments to support new brand expansion and business opportunities in developing markets such as China.

Interest Expense, Net

Net interest expense was $7.7 million as compared with $2.9 million in the prior-year period. The increase in net interest expense was due to the inclusion of the preferred stock dividends of $5.9 million as interest expense in the current period. This change in reporting resulted from a change in accounting standards which prohibits us from restating the prior period results (see "Newly Adopted Accounting Standard"). To a lesser extent, interest expense benefited from lower average net borrowings and a lower effective interest rate compared with the prior-year quarter. This improvement was partially offset by decreased interest income generated by lower average interest rates and cash balances.

Provision for Income Taxes

The provision for income taxes represents Federal, foreign, state and local income taxes. The effective rate for income taxes for the three months ended September 30, 2003 was 36.0% as compared with 33.5% in the prior-year period. These rates differ from statutory rates reflecting the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. The increase in the effective income tax rate was attributable to the inclusion of the preferred stock dividends as interest expense which are not deductible for income tax purposes and the anticipated full-year mix of global earnings.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
-------------------

Liquidity and Capital Resources

Our principal sources of funds historically have been cash flows from operations and borrowings under our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks in the United States and abroad. At September 30, 2003, we had cash and cash equivalents of $482.7 million compared with $364.1 million at June 30, 2003.

At September 30, 2003, our outstanding borrowings of $842.1 million included:
(i) $360.0 million $6.50 Cumulative Redeemable Preferred Stock, which shares have a mandatory redemption date of June 30, 2005 (see "Newly Adopted Accounting Standard"); (ii) $249.1 million of 6% Senior Notes due January 2012 consisting of $250.0 million principal, unamortized debt discount of $1.0 million, and $0.1 million adjustment to reflect the fair value of an outstanding interest rate swap; (iii) $197.3 million of 5.75% Senior Notes due October 2033 consisting of $200.0 million principal and unamortized debt discount of $2.7 million; (iv) a
3.0 billion yen term loan (approximately $25.8 million at current exchange rates), which is due in March 2006; (v) $8.6 million of other short-term borrowings; and (vi) $1.2 million of other long-term borrowings.

In September 2003, we issued and sold $200.0 million of 5.75% Senior Notes due October 2033 ("5.75% Senior Notes") in a public offering. The 5.75% Senior Notes were priced at 98.645% with a yield of 5.846%. Interest payments will be made semi-annually on April 15 and October 15 of each year, commencing April 15, 2004. In May 2003, in anticipation of the issuance of the 5.75% Senior Notes, we entered into a series of treasury lock agreements on a notional amount totaling $195.0 million at a weighted average all-in rate of 4.53%. The treasury lock agreements were settled upon the issuance of the new debt and we received payment of $15.0 million that will be amortized against interest expense over the life of the 5.75% Senior Notes. As a result of the treasury lock agreements, the debt discount and debt issuance costs, our effective interest rate on the 5.75% Senior Notes will be 5.395% over the life of the debt. The net proceeds from the sale of the 5.75% Senior Notes will be used for general corporate purposes, including but not limited to the eventual redemption of our outstanding redeemable preferred stock. We issued these fixed-rate notes to lock in long-term liquidity at historically low prevailing market rates and to mitigate future interest rate volatility.

We have a $750.0 million commercial paper program under which we may issue commercial paper in the United States. Our commercial paper is currently rated A-1 by Standard & Poor's and P-1 by Moody's. Our long-term credit ratings are A+ with a negative outlook by Standard & Poor's and A1 with a stable outlook by Moody's. At September 30, 2003, we had no commercial paper outstanding. We also have an effective shelf registration statement covering the potential issuance of up to an additional $300.0 million in debt securities. As of September 30, 2003, we had an unused $400.0 million revolving credit facility, expiring on June 28, 2006, and $149.2 million in additional uncommitted credit facilities.

Our business is seasonal in nature and, accordingly, our working capital needs vary. From time to time, we may enter into investing and financing transactions that require additional funding. To the extent that these needs exceed cash from operations, we could, subject to market conditions, issue commercial paper, issue long-term debt securities or borrow under the revolving credit facility.

Total debt as a percent of total capitalization was 36% at September 30, 2003 as compared with 14% at June 30, 2003. This increase primarily reflects the reclassification of the redeemable preferred stock to long-term debt as well as the issuance of the 5.75% Senior Notes.

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

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash Flows
Net cash used in operating activities was $46.9 million during the three months ended September 30, 2003 as compared with net cash provided by operating activities of $3.1 million in the prior-year period. The use of cash from operating activities resulted primarily from increased accounts receivable reflecting sales growth and a return to a more seasonal level of accounts receivable at September 30th than was experienced at the end of the prior-year period. Additionally, accounts receivable increased as a result of the inclusion of Darphin, where pharmacy customers typically receive longer payment terms. Offsetting this use of cash was a benefit derived from an increase in accrued liabilities where, in order to build sales momentum into the second quarter, we have increased the level of advertising, sampling and merchandising spending relative to the same period last year resulting in a corresponding increase in accrued liabilities. Also contributing to the net cash used in operating activities was the inclusion of $5.9 million of preferred stock dividends as interest expense reducing net earnings in the current-year period, whereas in the prior-year period this amount was included in net cash used for financing activities. Net cash used for investing activities was $45.4 million during the three months ended September 30, 2003, which primarily reflects capital expenditures. Net cash provided by financing activities of $213.3 million primarily related to the issuance of the 5.75% Senior Notes.

Dividends
Total dividends declared for the three months ended September 30, 2003 and 2002, represented dividends on the $6.50 Cumulative Redeemable Preferred Stock of $5.9 million in each period. The dividends declared in the quarter ended September 30, 2003 have been characterized as interest expense (see "Newly Adopted Accounting Standard").

Share Repurchase Program
We are authorized by the Board of Directors to repurchase up to 18.0 million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. During the first quarter of fiscal 2004, we purchased 0.4 million shares for $12.3 million, bringing the cumulative total of acquired shares to 14.2 million.

Commitments and Contingencies
We will be required to redeem the outstanding $6.50 Cumulative Redeemable Preferred Stock on June 30, 2005. However, in the event that Mrs. Estee Lauder were to pass away before such date, then we would have the right to redeem the shares from the current holders, and the holders of such shares would have the right to put the shares to us, at $100 per share (or an aggregate of $360.0 million). If shares of the $6.50 Cumulative Redeemable Preferred Stock are put to us, we would have up to 120 days after notice to purchase such shares.

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

Contractual Obligations
In July 2003, we signed a new lease for our principal offices at the same location. Our rental obligations under the new lease will commence in fiscal 2005 and expire in fiscal 2020. Obligations pursuant to the lease in fiscal 2005, 2006, 2007, 2008 and thereafter are $5.9 million, $23.6 million, $23.6 million, $24.1 million and $324.2 million, respectively. There have been no other significant changes to our contractual obligations since June 30, 2003.


Business Acquisitions
During the first quarter of fiscal 2004, we acquired the Rodan & Fields skin care line. The initial purchase price, paid at closing, was funded by cash provided by operations, the payment of which did not have a material effect on our results of operations or consolidated financial condition. We may make additional payments between fiscal 2007 and 2011 based on certain conditions.

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

Foreign Exchange Risk Management
We enter into forward exchange contracts to hedge anticipated transactions as well as receivables and payables denominated in foreign currencies for periods consistent with our identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on our costs and on the cash flows that we receive from foreign subsidiaries. Almost all foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions rated as strong investment grade by a major rating agency. We also enter into foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. The forward exchange contracts and foreign currency options entered into to hedge anticipated transactions have been designated as cash-flow hedges. As of September 30, 2003, these cash-flow hedges were highly effective, in all material respects.

As a matter of policy, we only enter into contracts with counterparties that have at least an "A" (or equivalent) credit rating. The counterparties to these contracts are major financial institutions. We do not have significant exposure to any one counterparty. Our exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss under these hedging contracts is remote and in any event would not be material to the consolidated financial results. The contracts have varying maturities through the end of October 2004. Costs associated with entering into such contracts have not been material to our consolidated financial results. We do not utilize derivative financial instruments for trading or speculative purposes. At September 30, 2003, we had foreign currency contracts in the form of forward exchange contracts and option contracts in the amount of $435.2 million and $54.5 million, respectively. The foreign currencies included in forward exchange contracts (notional value stated in U.S. dollars) are principally the Euro ($94.9 million), British pound ($67.2 million), Swiss franc ($66.6 million), Japanese yen ($40.6 million), Canadian dollar ($31.6 million), South Korean won ($31.3 million) and Australian dollar ($29.5 million). The foreign currencies included in the option contracts (notional value stated in U.S. dollars) are principally the Swiss franc ($21.9 million), Canadian dollar ($17.7 million) and Euro ($11.7 million).

Interest Rate Risk Management
We enter into interest rate derivative contracts to manage the exposure to fluctuations of interest rates on our funded and unfunded indebtedness, as well as cash investments, for periods consistent with the identified exposures. All interest rate derivative contracts are with large financial institutions rated as strong investment grade by a major rating agency.

We have an interest rate swap agreement with a notional amount of $250.0 million to effectively convert fixed interest on the existing $250.0 million 6% Senior Notes to variable interest rates based on LIBOR. We designated the swap as a fair value hedge. As of September 30, 2003, the fair value hedge was highly effective, in all material respects.

Additionally, in May 2003, in connection with the anticipated issuance of debt, we entered into a series of treasury lock agreements on a notional amount totaling $195.0 million at a weighted average all-in rate of 4.53%. These treasury lock agreements were used to hedge the exposure to the rise in interest rates prior to the September 2003 issuance of debt. The agreements were settled upon the issuance of the 5.75% Senior Notes and we realized a gain in other comprehensive income of $15.0 million that will be amortized against interest expense over the life of the 5.75% Senior Notes.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Market Risk
Using the value-at-risk model, as discussed in our annual report on Form 10-K for the fiscal year ended June 30, 2003, our average value-at-risk, calculated for the most recent twelve months, is $7.5 million related to our foreign exchange contracts. As of September 30, 2003, our average value-at-risk related to our interest rate contracts for the three month period for which these contracts were outstanding was $15.2 million. There have been no significant changes in market risk since June 30, 2003 that would have a material effect on our calculated value-at-risk exposure, as disclosed in the annual report on Form 10-K for the fiscal year ended June 30, 2003.

Off-Balance Sheet Arrangements
We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.


Critical Accounting Policies

As disclosed in the annual report on Form 10-K for the fiscal year ended June 30, 2003, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates. Our most critical accounting policies relate to revenue recognition; concentration of credit risk; inventory; pension and other postretirement benefit costs; goodwill and other intangible assets; income taxes; and derivatives. Since June 30, 2003, there have been no changes in our critical accounting policies and no significant changes to the assumptions and estimates related to them.

Newly Adopted Accounting Standard

We have adopted Statement of Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No.150 established standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Among other things, it specifically requires that mandatorily redeemable instruments, such as redeemable preferred stock, be classified as a liability. Initial and subsequent measurements of the instruments differ based on the characteristics of each instrument and as provided for in the statement. Based on the provisions of this statement, we have classified the $6.50 Cumulative Redeemable Preferred Stock as a liability and the related dividends thereon have been characterized as interest expense. Restatement of financial statements for earlier years presented was not permitted. The adoption of this statement has resulted in the inclusion of the dividends on the preferred stock (equal to $5.9 million in the current quarter) as interest expense. While the inclusion has impacted net earnings, net earnings attributable to common stock and earnings per common share were unaffected. Given that the dividends are not deductible for income tax purposes, the inclusion of the preferred stock dividends as an interest expense has caused an increase in our effective tax rate. The adoption of SFAS No. 150 had no impact on our financial condition.

                         THE ESTEE LAUDER COMPANIES INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information
We and our representatives from time to time make written or oral forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission, in our press releases and in our reports to stockholders. The words and phrases "will likely result," "expect," "believe," "planned," "will," "will continue," "may," "could," "should," "anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, our expectations regarding sales, earnings or other future financial performance and liquidity, product introductions, entry into new geographic regions, information systems initiatives, new methods of sale and future operations or operating results. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, actual results may differ materially from our expectations. Factors that could cause actual results to differ from expectations include, without limitation:

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

         (13) our ability to capitalize on opportunities for improved efficiency, such as globalization, and to integrate acquired businesses and realize value therefrom; and

         (14) consequences attributable to the events that are currently taking place in the Middle East, including further attacks, retaliation and the threat of further attacks or retaliation.

We assume no responsibility to update forward-looking statements made herein or otherwise.

                         THE ESTEE LAUDER COMPANIES INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                             September 30           June 30
                                                                                                 2003                2003
                                                                                                 ----                ----
                                                                                              (Unaudited)
                                                                                                        (In millions)
                                    ASSETS


Current Assets
Cash and cash equivalents...............................................................       $  482.7            $  364.1
Accounts receivable, net................................................................          841.0               634.2
Inventory and promotional merchandise, net..............................................          627.9               599.0
Prepaid expenses and other current assets...............................................          238.5               247.6
                                                                                               --------            --------
     Total current assets...............................................................        2,190.1             1,844.9
                                                                                               --------            --------

Property, Plant and Equipment, net......................................................          604.4               607.7
                                                                                               --------            --------

Other Assets
Investments, at cost or market value....................................................           13.7                14.0
Deferred income taxes...................................................................           33.4                38.7
Goodwill, net ..........................................................................          695.2               695.3
Other intangible assets, net............................................................           66.8                65.4
Other assets, net.......................................................................           96.6                83.9
                                                                                               --------            --------
     Total other assets.................................................................          905.7               897.3
                                                                                               --------            --------
              Total assets..............................................................       $3,700.2            $3,349.9
                                                                                               ========            ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Short-term debt.........................................................................       $    8.6            $    7.8
Accounts payable........................................................................          242.9               229.9
Accrued income taxes....................................................................          115.8               111.9
Other accrued liabilities...............................................................          779.5               704.0
                                                                                               --------            --------
     Total current liabilities..........................................................        1,146.8             1,053.6
                                                                                               --------            --------

Noncurrent Liabilities
Long-term debt..........................................................................          833.5               283.6
Other noncurrent liabilities............................................................          203.2               216.8
                                                                                               --------            --------
     Total noncurrent liabilities.......................................................        1,036.7               500.4
                                                                                               --------            --------

$6.50 Cumulative Redeemable Preferred Stock, at redemption value........................           -                  360.0
                                                                                               --------            --------
Minority Interest.......................................................................           13.1                12.3
                                                                                               --------            --------

Stockholders' Equity
Common stock, $.01 par value; 650,000,000 shares Class A authorized; shares issued: 135,345,415 at September 30, 2003 and 133,616,710 at June 30, 2003;
   240,000,000 shares Class B authorized; shares issued and outstanding: 106,662,533 and
   107,462,533 at September 30, 2003 and June 30, 2003, respectively....................            2.4                 2.4
Paid-in capital.........................................................................          315.8               293.7
Retained earnings.......................................................................        1,690.6             1,613.6
Accumulated other comprehensive income (loss)...........................................          (60.0)              (53.1)
                                                                                               --------            --------
                                                                                                1,948.8             1,856.6
Less: Treasury stock, at cost; 13,988,060 Class A shares at September 30, 2003
   and 13,623,060 at June 30, 2003......................................................         (445.2)             (433.0)
                                                                                               --------            --------
     Total stockholders' equity.........................................................        1,503.6             1,423.6
                                                                                               --------            --------
              Total liabilities and stockholders' equity................................       $3,700.2            $3,349.9
                                                                                               ========            ========

                                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                       Three Months Ended
                                                                                                          September 30
                                                                                                          ------------
                                                                                                       2003          2002
                                                                                                       ----          ----
                                                                                                          (In millions)

Cash Flows from Operating Activities
   Net earnings...............................................................................       $  77.0       $  73.4
   Adjustments to reconcile net earnings to net cash
     flows provided by (used for) operating activities:
       Depreciation and amortization..........................................................          45.1          41.7
       Deferred income taxes..................................................................           -             7.5
       Minority interest......................................................................           0.2           0.7
       Non-cash stock compensation............................................................           0.7          (1.4)
       Other..................................................................................           0.2           -

   Changes in operating assets and liabilities:
       Increase in accounts receivable, net...................................................        (214.2)       (157.4)
       Increase in inventory and promotional merchandise, net.................................         (34.5)        (38.3)
       Increase in other assets, net..........................................................         (17.0)        (12.2)
       Increase in accounts payable...........................................................          15.1          22.2
       Increase in accrued income taxes.......................................................          12.0          17.8
       Increase in other accrued liabilities..................................................          62.1          39.1
       Increase in other noncurrent liabilities...............................................           6.4          10.0
                                                                                                     -------       -------
         Net cash flows provided by (used for) operating activities...........................         (46.9)          3.1
                                                                                                     -------       -------

Cash Flows from Investing Activities
   Capital expenditures.......................................................................         (42.2)        (36.2)
   Acquisition of businesses, net of cash acquired............................................          (3.1)         (0.7)
   Proceeds from the disposition of long-term investments.....................................           -             1.3
   Purchases of long-term investments.........................................................          (0.1)           -
                                                                                                     -------       -------
         Net cash flows used for investing activities.........................................         (45.4)        (35.6)
                                                                                                     -------       -------

Cash Flows from Financing Activities
   Increase (decrease) in short-term debt, net................................................           1.0          (0.1)
   Proceeds from the issuance of long-term debt, net..........................................         197.3           -
   Debt issuance costs........................................................................          (1.8)          -
   Proceeds from the net settlement of treasury lock agreements...............................          15.0           -
   Net proceeds from employee stock transactions..............................................          14.5           1.0
   Payments to acquire treasury stock.........................................................         (12.3)       (138.1)
   Dividends paid to stockholders.............................................................            -          (17.7)
   Distributions made to minority holders.....................................................          (0.4)          -
                                                                                                     -------       -------

         Net cash flows provided by (used for) financing activities...........................         213.3        (154.9)
                                                                                                     -------       -------

Effect of Exchange Rate Changes on Cash and Cash Equivalents..................................          (2.4)         (2.3)
                                                                                                     -------       -------

   Net Increase (Decrease) in Cash and Cash Equivalents.......................................         118.6        (189.7)
   Cash and Cash Equivalents at Beginning of Period...........................................         364.1         546.9
                                                                                                     -------       -------
   Cash and Cash Equivalents at End of Period.................................................      $  482.7       $ 357.2
                                                                                                    ========       =======

Supplemental disclosures of cash flow information:

   Cash paid during the period for:
       Interest ..............................................................................      $   12.4      $    8.5
                                                                                                    ========      ========
       Income taxes...........................................................................      $   28.6      $   23.9
                                                                                                    ========      ========
   Non-cash items:
       Tax benefit from exercise of stock options.............................................      $    6.9      $    0.1
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

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2003.

Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to current period presentation for comparative purposes.

Net Earnings Per Common Share

For the three month period ended September 30, 2003, net earnings per common share ("basic EPS") is computed by dividing net earnings, which includes preferred stock dividends (see "Newly Adopted Accounting Standard"), by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions). For the three month period ended September 30, 2002, net earnings per common share ("basic EPS") is computed by dividing net earnings, after deducting preferred stock dividends on the Company's $6.50 Cumulative Redeemable Preferred Stock, by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions). Net earnings per common share assuming dilution ("diluted EPS") is computed by reflecting potential dilution from the exercise of stock options.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

                                                                                       Three Months Ended
                                                                                          September 30
                                                                                          ------------
                                                                                        2003         2002
                                                                                        ----         ----
                                                                                           (Unaudited)
                                                                             (In millions, except per share data)

Numerator:
Net earnings..........................................................                 $  77.0      $  73.4
Preferred stock dividends.............................................                     -           (5.9)
                                                                                       -------      -------
Net earnings attributable to common stock.............................                 $  77.0      $  67.5
                                                                                       =======      =======

Denominator:
Weighted average common shares outstanding- Basic....................                    228.1        235.2
Effect of dilutive securities: Stock options..........................                     2.5          2.2
                                                                                       -------      -------
Weighted average common shares outstanding - Diluted..................                   230.6        237.4
                                                                                       =======      =======

Basic net earnings per common share:
Net earnings..........................................................                 $   .34      $   .29
                                                                                       =======      =======

Diluted net earnings per common share:
Net earnings..........................................................                 $   .33      $   .28
                                                                                       =======      =======



As of September 30, 2003 and 2002, options to purchase 11.6 million and 21.7 million shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of those options were greater than the average market prices of the common stock at such dates. The options were still outstanding at the end of the respective periods.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock-Based Compensation

As of September 30, 2003, the Company had established a number of share incentive programs as discussed in more detail in our annual report on Form
10-K for the year ended June 30, 2003. The Company applies the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost has been recognized. Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," requires that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company's stock option programs had been determined in accordance with the fair value method prescribed therein. The Company adopted the disclosure portion of SFAS No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure" requiring quarterly SFAS No. 123 pro forma disclosure. The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding awards in each period presented.

                                                                          Three Months Ended
                                                                                September
                                                                                ---------
                                                                            2003        2002
                                                                            ----        ----
                                                                             (Unaudited)
                                                                 (In millions, except per share data)

Net earnings attributable to common stock, as reported................    $    77.0  $    67.5
Deduct: Total stock-based employee compensation expense
        determined under fair value method for all awards,
        net of related tax effects...................................          (8.3)      (5.6)
                                                                          ---------  ---------
Pro forma net earnings, attributable to common stock..................    $    68.7  $    61.9
                                                                          =========  =========

Earnings per common share:
   Basic - as reported................................................    $     .34   $    .29
                                                                          =========   ========
   Basic - pro forma..................................................    $     .30   $    .26
                                                                          =========   ========

   Diluted - as reported..............................................    $     .33   $    .28
                                                                          =========   ========
   Diluted - pro forma................................................    $     .30   $    .26
                                                                          =========   ========

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and retail customer deductions of $32.1 million and $31.8 million as of September 30, 2003 and June 30, 2003, respectively.

Inventory and Promotional Merchandise

Inventory and promotional merchandise only includes inventory considered saleable or usable in future periods, and is stated at the lower of cost or market, with cost being determined on the first-in, first-out method. Promotional merchandise is charged to expense at the time the merchandise is shipped to the Company's customers.

                                                                        September 30        June 30
                                                                            2003              2003
                                                                            ----              ----
                                                                         (Unaudited)
                                                                                 (In millions)

        Inventory and promotional merchandise consists of:
           Raw materials.........................................         $  109.1          $  137.7
           Work in process.......................................             31.4              34.1
           Finished goods........................................            349.2             296.6
           Promotional merchandise...............................            138.2             130.6
                                                                          --------          --------
                                                                          $  627.9          $  599.0
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

                                                                        September 30        June 30
                                                                            2003              2003
                                                                            ----              ----
                                                                         (Unaudited)
                                                                                   (In millions)


         Land ...................................................         $   13.4         $   13.5
         Buildings and improvements..............................            151.7            152.7
         Machinery and equipment.................................            694.1            676.7
         Furniture and fixtures..................................             96.5             95.3
         Leasehold improvements..................................            555.0            538.6
                                                                          --------         --------
                                                                           1,510.7          1,476.8
         Less accumulated depreciation and amortization..........            906.3            869.1
                                                                          --------         --------
                                                                          $  604.4         $  607.7
                                                                          ========         ========

Depreciation and amortization of property, plant and equipment was $41.1 million and $36.4 million during the three months ended September 30, 2003 and 2002, respectively.

Restructuring Accrual

During the three-month period ending September 30, 2003, the Company paid $4.4 million against its restructuring accrual of which $3.6 million related to the fiscal 2002 charges and $0.8 million related to the fiscal 2001 charges, bringing the restructuring accrual balance to $20.0 million as of September 20, 2003. Approximately $3.4 million of the amounts paid in the current period related to severance payments. There have been no material changes to the restructuring plans since June 30, 2003.

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. Actual results could differ from those estimates and assumptions.

Newly Adopted Accounting Standard

The Company has adopted Statement of Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 established standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Among other things, it specifically requires that mandatorily redeemable instruments, such as redeemable preferred stock, be classified as a liability. Initial and subsequent measurements of the instruments differ based on the characteristics of each instrument and as provided for in the statement. Based on the provisions of this statement, the Company has classified the $6.50 Cumulative Redeemable Preferred Stock as a liability and the related dividends thereon have been characterized as interest expense. Restatement of financial statements for earlier years presented was not permitted. The adoption of this statement has resulted in the inclusion of the dividends on the preferred stock (equal to $5.9 million in the current quarter) as interest expense. While the inclusion has impacted net earnings, net earnings attributable to common stock and earnings per common share were unaffected. Given that the dividends are not deductible for income tax purposes, the inclusion of the preferred stock dividends as an interest expense has caused an increase in the effective tax rate. The adoption of SFAS No. 150 had no impact on the Company's financial condition.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Long-Term Debt

At September 30, 2003, the Company's long-term debt of $833.5 million included:
(i) $360.0 million $6.50 Cumulative Redeemable Preferred Stock, which shares have a mandatory redemption date of June 30, 2005 (see "Newly Adopted Accounting Standard"); (ii) $249.1 million of 6% Senior Notes due January 2012 consisting of $250.0 million principal, unamortized debt discount of $1.0 million, and $0.1 million adjustment to reflect the fair value of an outstanding interest rate swap; (iii) $197.3 million of 5.75% Senior Notes due October 2033 consisting of $200.0 million principal and unamortized debt discount of $2.7 million; (iv) a
3.0 billion yen term loan (approximately $25.8 million at current exchange rates), which is due in March 2006; and (v) $1.2 million of other long-term borrowings.

On July 1, 2003, the Company completed the adoption of SFAS No. 150 and, accordingly, has classified the $360.0 million $6.50 Cumulative Redeemable Preferred Stock as long-term debt. This standard requires the classification of the Cumulative Redeemable Preferred Stock as a liability without restatement, and, as such, the Company did not restate the financial statements for earlier periods presented.

In September 2003, the Company issued and sold $200.0 million of 5.75% Senior Notes due October 2033 ("5.75% Senior Notes") in a public offering. The 5.75% Senior Notes were priced at 98.645% with a yield of 5.846%. Interest payments will be made semi-annually on April 15 and October 15 of each year, commencing April 15, 2004. In anticipation of the issuance of the 5.75% Senior Notes, in May 2003 the Company entered into a series of treasury lock agreements on a notional amount totaling $195.0 million at a weighted average all-in rate of 4.53%. The treasury lock agreements were settled upon the issuance of the new debt and the Company received a payment of $15.0 million that will be amortized against interest expense over the life of the 5.75% Senior Notes. As a result of the treasury lock agreements, debt discount and debt issuance costs, the effective interest rate on the 5.75% Senior Notes will be 5.395% over the life of the debt.


Note 3 - Comprehensive  Income

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

Comprehensive income and its components, net of tax, are as follows:


                                                                                          Three Months Ended
                                                                                             September 30
                                                                                             ------------
                                                                                          2003          2002
                                                                                          ----          ----
                                                                                             (Unaudited)
                                                                                            (In millions)


Net earnings..............................................................           $    77.0       $    73.4
                                                                                     ---------       ---------
Other comprehensive income:
    Net unrealized investment losses......................................                 -              (1.3)
    Net derivative instruments gains......................................                 7.5             3.6
    Net minimum pension liability adjustments.............................                 0.5            (0.3)
    Translation adjustments...............................................               (14.9)           (6.4)
                                                                                     ---------       ---------

    Other comprehensive income (loss).....................................                (6.9)           (4.4)
                                                                                     ---------       ---------

Comprehensive income......................................................           $    70.1       $    69.0
                                                                                     =========       =========


                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The accumulated net loss on derivative instruments consists of the following:

                                                                                               Three Months Ended
                                                                                                  September 30
                                                                                                  ------------
                                                                                               2003         2002
                                                                                               ----         ----
                                                                                                  (Unaudited)
                                                                                                 (In millions)


     OCI - Net derivative instruments, beginning of period.................                  $  (1.5)     $  (9.1)
                                                                                             -------      -------
     Gain on derivative instruments.......................................                      11.2          2.2
     Reclassification to earnings of net loss during the period...........                       1.3          3.4
     Provision for deferred income taxes..................................                      (5.0)        (2.0)
                                                                                             -------      -------
        Net derivative instruments gain (loss)............................                       7.5          3.6
                                                                                             -------      -------
    OCI - Net derivative instruments, end of period.......................                   $   6.0      $  (5.5)
                                                                                             =======      =======


Of the $6.0 million, net of tax, derivative instrument gain recorded in OCI at the end of the current-year period, $9.2 million, net of tax, related to the gain on the settlement of the treasury lock agreements upon issuance of the 5.75% Senior Notes which will be reclassified to earnings as an offset to interest expense over the life of the debt and was offset by a $3.2 million loss, net of tax, related to forward and option contracts which the Company will reclassify to earnings during the next nine months. At the end of the prior-year period the $5.5 million, net of tax, derivative instrument loss recorded in OCI related to forward contracts.


Note 4 - Acquisition of Business

In July 2003, the Company acquired the Rodan & Fields skin care line. The initial purchase price, paid at closing, was funded by cash provided by operations, the payment of which did not have a material effect on the Company's results of operations or financial condition. The Company may make additional payments between fiscal 2007 and 2011 based on certain conditions.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Segment Data and Related Information

Reportable operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the "Chief Executive") in deciding how to allocate resources and in assessing performance. Although the Company operates in one business segment, beauty products, management also evaluates performance on a product category basis. Performance is measured based upon net sales and operating income. Operating income represents earnings before income taxes and net interest expense. The accounting policies for each of the reportable segments are substantially the same as those for the consolidated financial statements, as described in the segment data and related information footnote included in the June 30, 2003 annual report on Form 10-K. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements, thus no additional information is produced for the Chief Executive or included herein. There has been no significant variance in the total or long-lived asset value associated with each segment since June 30, 2003.

                                                                                         Three Months Ended
                                                                                             September 30
                                                                                             ------------
                                                                                          2003          2002
                                                                                          ----          ----
                                                                                             (Unaudited)
                                                                                            (In millions)

SEGMENT DATA
   Net Sales:
      Skin Care........................................................               $   462.9     $   421.7
      Makeup...........................................................                   494.1         468.0
      Fragrance........................................................                   331.1         296.5
      Hair Care........................................................                    54.8          50.4
      Other............................................................                     8.8           5.9
                                                                                      ---------     ---------
                                                                                      $ 1,351.7     $ 1,242.5
                                                                                      =========     =========
   Operating Income:
      Skin Care........................................................               $    39.6     $    46.0
      Makeup...........................................................                    44.2          37.7
      Fragrance........................................................                    39.2          28.7
      Hair Care........................................................                     4.7           3.8
      Other............................................................                     0.7          (1.8)
                                                                                      ---------     ---------
                                                                                          128.4         114.4
      Reconciliation:
         Interest expense, net.........................................                     7.7           2.9
                                                                                      ---------     ---------
      Earnings before income taxes and minority interest...............               $   120.7     $   111.5
                                                                                      =========     =========


REGIONAL DATA
   Net Sales:
      The Americas.....................................................               $   856.6     $   787.7
      Europe, the Middle East & Africa.................................                   327.8         304.5
      Asia/Pacific.....................................................                   167.3         150.3
                                                                                      ---------     ---------
                                                                                      $ 1,351.7     $ 1,242.5
                                                                                      =========     =========
   Operating Income:
      The Americas.....................................................               $   117.8     $    65.1
      Europe, the Middle East & Africa.................................                     7.7          44.6
      Asia/Pacific.....................................................                     2.9           4.7
                                                                                      ---------     ---------
                                                                                      $   128.4     $   114.4
                                                                                      =========     =========

                         THE ESTEE LAUDER COMPANIES INC.

                             CONTROLS AND PROCEDURES

Item 4. Controls and Procedures

Our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2003 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

There has been no change in our internal control over financial reporting (as defined in Rules13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In July 2003, the U.S. Magistrate Judge appointed by the U.S. District Judge, Southern District of New York, issued his report and recommendation finding in favor of the Company and its subsidiaries with respect to, among other things, our motion for summary judgment of non-infringement in the case brought against us in August 2000 by an affiliate of Revlon, Inc. Revlon claimed, among other things, that five Estee Lauder products, two Origins foundations, a La Mer concealer and a jane foundation infringed its patent. Revlon sought, among other things, treble damages, punitive damages, equitable relief and attorneys' fees. After the grant of summary judgment, Revlon proposed settlement and dismissal of the case with prejudice. Dismissal papers have now been approved by the Court, and the Company incurred no liability in the settlement.

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

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits  --


Exhibit
Number                                Description
------                                -----------
31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO).
31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO).
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)


(b)        Reports on Form 8-K  --

On July 17, 2003, we filed a Current Report on Form 8-K. Pursuant to Item 5 of Form 8-K, we reported that we had entered into a proposed settlement agreement of a class action lawsuit.

On August 14, 2003, we furnished a Current Report on Form 8-K. Pursuant to Item 12 of Form 8-K, we furnished our press release reporting our fiscal 2003 full-year and fourth-quarter results and our then anticipated fiscal 2004 full-year and first-half results.

On September 24, 2003, we filed a Current Report on Form 8-K. Pursuant to Item 5 of Form 8-K, we provided an update on our credit ratings.

On September 29, 2003, we filed a Current Report on Form 8-K. Pursuant to Item 5 of Form 8-K, we reported that we issued and sold in an underwritten offering $200.0 million aggregate principal amount of 5.75% Senior Notes due 2033.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           THE ESTEE LAUDER COMPANIES INC.



Date:  October 28, 2003                 By:     /s/Richard W. Kunes
                                           -------------------------------
                                                   Richard W. Kunes
                                                Senior Vice President
                                             and Chief Financial Officer
                                              (Principal Financial and
                                                 Accounting Officer)