Form 10-Q
period 2003-12-31
ESTEE LAUDER COMPANIES INC
filed 2004-01-29
CIK 1001250

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004
                             ______________________

                                    FORM 10-Q


(Mark One)
     X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     _                           Exchange Act of 1934

                For the quarterly period ended December 31, 2003

                                       OR

     _   Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                         Commission file number 1-14064


                         The Estee Lauder Companies Inc.
             (Exact name of registrant as specified in its charter)


             Delaware                                     11-2408943
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


767 Fifth Avenue, New York, New York                        10153
(Address of principal executive offices)                 (Zip Code)


         Registrant's telephone number, including area code 212-572-4200



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       -     -
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
                                                -     -
At January 23, 2004, 122,608,756 shares of the registrant's Class A Common Stock, $.01 par value, and 105,910,533 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding.

                         THE ESTEE LAUDER COMPANIES INC.

                                      Index
                                                                            Page
Part I. Financial Information

Item 1. Financial Statements...............................................    2

        Consolidated Statements of Earnings --
          Three Months and Six Months Ended December 31, 2003 and 2002......   2

        Consolidated Balance Sheets --
          December 31, 2003 and June 30, 2003...............................   3

        Consolidated Statements of Cash Flows --
          Six Months Ended December 31, 2003 and 2002........................  4

        Notes to Consolidated Financial Statements...........................  5

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations...................... 13


Item 3. Quantitative and Qualitative Disclosures About Market Risk........... 26

Item 4. Controls and Procedures.............................................. 26

Part II. Other Information....................................................27

                         THE ESTEE LAUDER COMPANIES INC.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                                          Three Months Ended           Six Months Ended
                                                                              December 31                 December 31
                                                                          ------------------           ----------------

                                                                           2003        2002             2003        2002
                                                                           ----        ----             ----        ----
                                                                                (In millions, except per share data)

Net Sales........................................................         $1,619.1    $1,407.4       $2,965.7     $2,643.2
Cost of sales....................................................            412.7       368.9          776.8        723.3
                                                                          --------    --------       --------     --------
Gross Profit.....................................................          1,206.4     1,038.5        2,188.9      1,919.9
                                                                          --------    --------       --------     --------
Operating expenses:
   Selling, general and administrative...........................            980.3       861.5        1,828.8      1,622.7
   Related party royalties.......................................              7.1         5.8           11.4         10.4
                                                                          --------    --------       --------     --------
                                                                             987.4       867.3        1,840.2      1,633.1
                                                                          --------    --------       --------     --------
Operating Income.................................................            219.0       171.2          348.7        286.8

Interest expense, net............................................              7.2         2.2           14.9          5.1
                                                                          --------    --------       --------     --------
Earnings before Income Taxes, Minority Interest
 and Discontinued Operations.....................................            211.8       169.0          333.8        281.7

Provision for income taxes.......................................             80.7        56.7          124.8         94.7
Minority interest, net of tax....................................             (4.8)       (2.1)          (5.0)        (2.8)
                                                                          --------    --------       --------     --------
Net Earnings from Continuing Operations..........................            126.3       110.2          204.0        184.2

Discontinued operations, net of tax..............................            (30.6)       (0.6)         (31.3)        (1.2)
                                                                          --------    --------       --------     --------
Net Earnings ....................................................             95.7       109.6          172.7        183.0

Preferred stock dividends........................................               -          5.8             -          11.7
                                                                          --------    --------       --------     --------
Net Earnings Attributable to Common Stock........................         $   95.7    $  103.8       $  172.7        171.3
                                                                          ========    ========       ========     ========

Basic net earnings per common share:
     Net earnings attributable to common stock from
      continuing operations......................................         $    .55    $    .45       $    .89          .74
     Discontinued operations.....................................             (.13)       (.00)          (.13)        (.01)
                                                                          --------    --------       --------     --------
     Net earnings attributable to common stock...................         $    .42    $    .45       $    .76          .73
                                                                          ========    ========       ========     ========

Diluted net earnings per common share:
     Net earnings attributable to common stock from
      continuing operations......................................         $    .54    $    .44       $    .88     $    .73
     Discontinued operations.....................................             (.13)       (.00)          (.13)        (.00)
                                                                          --------    --------       --------     --------
     Net earnings attributable to common stock...................         $    .41    $    .44       $    .75     $    .73
                                                                          ========    ========       ========     ========

Weighted average common shares outstanding:
     Basic.......................................................            228.6       233.1          228.3        234.2
     Diluted.....................................................            231.6       235.0          231.1        236.2

Cash dividends declared per common share.........................         $    .30    $    .20       $    .30     $    .20

                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                              December 31    June 30
                                                                                                 2003         2003
                                                                                                 ----         ----
                                                                                              (Unaudited)
                                                                                                   (In millions)
                                         ASSETS
Current Assets
Cash and cash equivalents...............................................................       $  869.9     $  364.1
Accounts receivable, net................................................................          767.8        634.2
Inventory and promotional merchandise, net..............................................          574.3        599.0
Prepaid expenses and other current assets...............................................          242.5        247.6
Assets held for sale....................................................................            4.2          -
                                                                                               --------     --------
     Total current assets...............................................................        2,458.7      1,844.9
                                                                                               --------     --------
Property, Plant and Equipment, net......................................................          621.7        607.7
                                                                                               --------     --------
Other Assets
Investments, at cost or market value....................................................           14.0         14.0
Deferred income taxes...................................................................           33.4         38.7
Goodwill, net ..........................................................................          671.2        695.3
Other intangible assets, net............................................................           69.8         65.4
Other assets, net.......................................................................          101.4         83.9
                                                                                               --------     --------
     Total other assets.................................................................          889.8        897.3
                                                                                               --------     --------
              Total assets..............................................................       $3,970.2     $3,349.9
                                                                                               ========     ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term debt.........................................................................       $    4.9     $    7.8
Accounts payable........................................................................          232.9        229.9
Accrued income taxes....................................................................          120.8        111.9
Other accrued liabilities...............................................................          953.2        704.0
Liabilities related to assets held for sale.............................................            3.2          -
                                                                                               --------     --------
     Total current liabilities..........................................................        1,315.0      1,053.6
                                                                                               --------     --------
Noncurrent Liabilities
Long-term debt..........................................................................          828.4        283.6
Other noncurrent liabilities............................................................          222.2        216.8
                                                                                               --------     --------
     Total noncurrent liabilities.......................................................        1,050.6        500.4
                                                                                               --------     --------
Cumulative Redeemable Preferred Stock, at redemption value..............................            -          360.0
                                                                                               --------     --------
Minority Interest.......................................................................           16.4         12.3
                                                                                               --------     --------
Stockholders' Equity
Common stock, $.01 par value; 650,000,000 shares Class A authorized; shares issued: 136,583,947 at December 31, 2003 and 133,616,710 at June 30, 2003;
   240,000,000 shares Class B authorized; shares issued and outstanding: 105,910,533
   at December 31, 2003 and 107,462,533 at June 30, 2003................................            2.4          2.4
Paid-in capital.........................................................................          330.7        293.7
Retained earnings.......................................................................        1,717.8      1,613.6
Accumulated other comprehensive loss....................................................          (10.1)       (53.1)
                                                                                               --------     --------
                                                                                                2,040.8      1,856.6
Less: Treasury stock, at cost; 14,190,360 Class A shares at December 31, 2003
   and 13,623,060 Class A shares at June 30, 2003.......................................         (452.6)      (433.0)
                                                                                               --------     --------
     Total stockholders' equity.........................................................        1,588.2      1,423.6
                                                                                               --------     --------
              Total liabilities and stockholders' equity................................       $3,970.2     $3,349.9
                                                                                               ========     ========

                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                 Six Months Ended
                                                                                                    December 31
                                                                                                 ----------------

                                                                                                 2003         2002
                                                                                                 ----         ----
                                                                                                   (In millions)
Cash Flows from Operating Activities
   Net earnings...............................................................................  $  172.7     $  183.0
   Adjustments to reconcile net earnings to net cash flows provided by
     (used for) operating activities from continuing operations:
       Depreciation and amortization..........................................................      91.8         85.1
       Deferred income taxes..................................................................      (0.3)        17.8
       Minority interest......................................................................       5.0          2.8
       Non-cash stock compensation............................................................       3.1         (1.6)
       Discontinued operations................................................................      31.3          -
       Other..................................................................................       0.4          -
   Changes in operating assets and liabilities:
       Increase in accounts receivable, net...................................................     (103.5)      (56.9)
       Decrease in inventory and promotional merchandise, net.................................       38.8        17.0
       Increase in other assets, net..........................................................      (16.2)       (6.9)
       Decrease in accounts payable...........................................................       (6.4)      (17.3)
       Increase in accrued income taxes.......................................................       18.5        15.7
       Increase in other accrued liabilities..................................................      126.2       116.4
       Increase in other noncurrent liabilities...............................................       20.8        16.8
                                                                                                 --------    --------
         Net cash flows provided by operating activities of continuing operations.............      382.2       371.9
                                                                                                 --------    --------
Cash Flows from Investing Activities
   Capital expenditures.......................................................................      (87.7)      (71.1)
   Acquisition of businesses, net of cash acquired............................................       (3.7)       (0.4)
   Proceeds from the disposition of long-term investments.....................................         -          1.6
   Purchases of long-term investments.........................................................       (0.1)         -
                                                                                                 --------    --------
         Net cash flows used for investing activities of continuing operations................      (91.5)      (69.9)
                                                                                                 --------    --------
Cash Flows from Financing Activities
   Increase (decrease) in short-term debt, net................................................       (2.1)        0.3
   Proceeds from the issuance of long-term debt, net..........................................      197.3          -
   Debt issuance costs........................................................................       (1.8)         -
   Proceeds from the net settlement of treasury lock agreements...............................       15.0          -
   Repayments of long-term debt...............................................................       (2.0)       (2.8)
   Net proceeds from employee stock transactions..............................................       23.8         1.2
   Payments to acquire treasury stock.........................................................      (19.6)     (165.9)
   Dividends paid to stockholders.............................................................         -        (23.6)
   Distributions made to minority holders.....................................................       (2.8)       (1.9)
                                                                                                 --------    --------
         Net cash flows provided by (used for) financing activities of continuing operations..      207.8      (192.7)
                                                                                                 --------    --------
Effect of Exchange Rate Changes on Cash and Cash Equivalents..................................        6.9        (1.4)
                                                                                                 --------    --------
Cash flows provided by discontinued operations................................................        0.4         -
                                                                                                 --------    --------

   Net Increase in Cash and Cash Equivalents..................................................      505.8       107.9
   Cash and Cash Equivalents at Beginning of Period...........................................      364.1       546.9
                                                                                                 --------    --------
   Cash and Cash Equivalents at End of Period.................................................   $  869.9    $  654.8
                                                                                                 ========    ========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Interest ..............................................................................   $   17.6    $    9.2
                                                                                                 ========    ========
       Income taxes...........................................................................   $   87.7    $   58.8
                                                                                                 ========    ========
   Non-cash items:
       Tax benefit from exercise of stock options.............................................   $   10.2    $    0.3
                                                                                                 ========    ========

                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of The Estee Lauder Companies Inc. and its subsidiaries (collectively, the "Company") as continuing operations with the exception of the results of its reporting unit that sells jane brand products which are reflected as discontinued operations (see Note 5). All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K for the year ended June 30, 2003.

Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to current period presentation for comparative purposes.

Net Earnings Per Common Share

For the three and six month periods ended December 31, 2003, net earnings per common share ("basic EPS") is computed by dividing net earnings, which includes preferred stock dividends (see "Recently Issued Accounting Standards"), by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions). For the three and six month periods ended December 31, 2002, net earnings per common share ("basic EPS") is computed by dividing net earnings, after deducting preferred stock dividends on the Company's Cumulative Redeemable Preferred Stock, by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions). Net earnings per common share assuming dilution ("diluted EPS") is computed by reflecting potential dilution from the exercise of stock options.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

                                                                          Three Months Ended      Six Months Ended
                                                                             December 31             December 31
                                                                          ------------------      ----------------

                                                                            2003     2002           2003      2002
                                                                            ----     ----           ----      ----
                                                                                          (Unaudited)
                                                                              (In millions, except per share data)
Numerator:
Net earnings from continuing operations...............................    $  126.3  $  110.2     $  204.0  $  184.2
Preferred stock dividends.............................................         -         5.8          -        11.7
                                                                          --------  --------     --------  --------
Net earnings attributable to common stock from continuing operations..       126.3     104.4        204.0     172.5
Discontinued operations, net of tax...................................       (30.6)     (0.6)       (31.3)     (1.2)
                                                                          --------  --------     --------  --------
Net earnings attributable to common stock.............................    $   95.7  $  103.8     $  172.7  $  171.3
                                                                          ========  ========     ========  ========

Denominator:
Weighted average common shares outstanding - Basic....................       228.6     233.1        228.3     234.2
Effect of dilutive securities: Stock options..........................         3.0       1.9          2.8       2.0
                                                                          --------  --------     --------  --------
Weighted average common shares outstanding - Diluted..................       231.6     235.0        231.1     236.2
                                                                          ========  ========     ========  ========

Basic net earnings per common share:
Net earnings from continuing operations...............................    $    .55  $    .45     $    .89  $    .74
Discontinued operations, net of tax...................................        (.13)     (.00)        (.13)     (.01)
                                                                          --------  --------     --------  --------
Net earnings..........................................................    $    .42  $    .45     $    .76  $    .73
                                                                          ========  ========     ========  ========

Diluted net earnings per common share:
Net earnings from continuing operations...............................    $    .54  $    .44     $    .88  $    .73
Discontinued operations, net of tax...................................        (.13)     (.00)        (.13)     (.00)
                                                                          --------  --------     --------  --------
Net earnings..........................................................    $    .41  $    .44     $    .75  $    .73
                                                                          ========  ========     ========  ========

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2003 and 2002, options to purchase 11.3 million and 21.7 million shares, respectively, of common stock were not included in the computation of diluted EPS because the exercise prices of those options were greater than the average market price of the common stock. The options were still outstanding at the end of the applicable period.

Dividends

On November 5, 2003, the Board of Directors declared an annual dividend of $.30 per share on Class A and Class B Common Stock, payable on January 6, 2004 to stockholders of record at the close of business on December 16, 2003. On October 30, 2002, the Board of Directors declared an annual dividend of $.20 per share, payable on January 3, 2003 to stockholders of record at the close of business on December 12, 2002. At December 31, 2003 and 2002, $68.5 million and $46.5 million of dividends payable were included in accrued liabilities.

Employee Stock-Based Compensation

As of December 31, 2003, the Company had established a number of share incentive programs as discussed in more detail in our annual report on Form 10-K for the year ended June 30, 2003. The Company applies the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost has been recognized. Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," requires that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company's stock option programs had been determined in accordance with the fair value method prescribed therein. The Company adopted the disclosure portion of SFAS No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure" requiring quarterly SFAS No. 123 pro forma disclosure. The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding awards in each period presented.

                                                                          Three Months Ended     Six Months Ended
                                                                                December             December
                                                                          ------------------     ----------------

                                                                            2003     2002         2003     2002
                                                                            ----     ----         ----     ----
                                                                                        (Unaudited)
                                                                           (In  millions, except per share data)
Net earnings attributable to common stock, as reported................    $   95.7  $  103.8    $  172.7  $  171.3
Deduct: Total stock-based employee compensation expense
         determined under fair value method for all awards,
         net of related tax effects...................................        (8.9)     (5.2)      (17.2)    (10.8)
                                                                          --------  --------    --------  --------
Pro forma net earnings, attributable to common stock..................    $   86.8  $   98.6    $  155.5  $  160.5
                                                                          ========  ========    ========  ========

Earnings per common share:
   Basic - as reported................................................    $    .42  $    .45    $    .76  $    .73
                                                                          ========  ========    ========  ========
   Basic - pro forma..................................................    $    .38  $    .42    $    .68  $    .69
                                                                          ========  ========    ========  ========

   Diluted - as reported..............................................    $    .41  $    .44    $    .75  $    .73
                                                                          ========  ========    ========  ========
   Diluted - pro forma................................................    $    .37  $    .42    $    .67  $    .68
                                                                          ========  ========    ========  ========

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and retail customer deductions of $31.5 million and $31.8 million as of December 31, 2003 and June 30, 2003, respectively.

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

                                                                        December 31     June 30

                                                                           2003          2003
                                                                           ----          ----
                                                                         (Unaudited)
                                                                             (In millions)
         Inventory and promotional merchandise consists of:
           Raw materials.........................................       $  104.0       $  137.7
           Work in process.......................................           27.7           34.1
           Finished goods........................................          306.9          296.6
           Promotional merchandise...............................          135.7          130.6
                                                                        --------       --------
                                                                        $  574.3       $  599.0
                                                                        ========       ========

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

                                                                        December 31     June 30

                                                                            2003          2003
                                                                            ----          ----
                                                                         (Unaudited)
                                                                               (In millions)

         Land ...................................................        $   13.7     $   13.5
         Buildings and improvements..............................           158.8        152.7
         Machinery and equipment.................................           722.1        676.7
         Furniture and fixtures..................................           100.3         95.3
         Leasehold improvements..................................           587.5        538.6
                                                                         --------     --------
                                                                          1,582.4      1,476.8
         Less accumulated depreciation and amortization..........           960.7        869.1
                                                                         --------     --------
                                                                         $  621.7     $  607.7
                                                                         ========     ========

Depreciation and amortization of property, plant and equipment was $43.5 million and $38.6 million during the three months ended December 31, 2003 and 2002, respectively, and $84.5 million and $74.8 million during the six months ended December 31, 2003 and 2002, respectively.

Restructuring Accrual

During the six-month period ended December 31, 2003, the Company paid $8.8 million against its restructuring accrual of which $6.8 million related to the fiscal 2002 charges and $2.0 million related to the fiscal 2001 charges, bringing the restructuring accrual balance at December 31, 2003 to $15.7 million. Of the amount paid during the six-month period ended December 31, 2003, approximately $6.4 million related to severance payments. There have been no material changes to the restructuring plans since June 30, 2003.

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

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards

On January 12, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," ("FSP No. 106-1") in response to a new law regarding prescription drug benefits under Medicare ("Medicare Part D") as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Currently, SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions,"
("SFAS No.106") requires that changes in relevant law be considered in current measurement of postretirement benefit costs. However, certain accounting issues related to the federal subsidy remain unclear and significant uncertainties may exist which impair a plan sponsor's ability to evaluate the direct effects of the new law and the ancillary effects on plan participants' behavior and healthcare costs. Due to these uncertainties, FSP No. 106-1 provides plan sponsors with an opportunity to elect to defer recognizing the effects of the new law in the accounting for its retiree health care benefit plans under SFAS No. 106 and to provide related disclosures until authoritative guidance on the accounting for the federal subsidy is issued and clarification regarding other uncertainties is resolved. The Company has elected to defer recognition while evaluating the new law and the pending issuance of authoritative guidance and their effect, if any, on the Company's results of operations, financial position and financial statement disclosure. Therefore, any measures of the accumulated postretirement benefit obligation or the net periodic postretirement benefit cost do not reflect the effects of the new law and issued guidance could require the Company to change previously reported information.

In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," ("SFAS No. 132") establishing additional annual disclosures about plan assets, investment strategy, measurement date, plan obligations and cash flows. In addition, the revised standard established interim disclosure requirements related to the net periodic benefit cost recognized and contributions paid or expected to be paid during the current fiscal year. The new annual disclosures are effective for financial statements with fiscal years ending after December 15, 2003 and the interim-period disclosures are effective for interim periods beginning after December 15, 2003. The Company will adopt the annual disclosures for its fiscal year ending June 30, 2004 and the interim disclosures for its fiscal quarter ending March 31, 2004. The adoption of the revised SFAS No. 132 will have no impact on the Company's results of operation or financial condition.

The Company has adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," ("SFAS No. 150"). SFAS No. 150 established standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Among other things, it specifically requires that mandatorily redeemable instruments, such as redeemable preferred stock, be classified as a liability. Initial and subsequent measurements of the instruments differ based on the characteristics of each instrument and as provided for in the statement. Based on the provisions of this statement, the Company has classified the Cumulative Redeemable Preferred Stock as a liability and the related dividends thereon have been characterized as interest expense. Restatement of financial statements for earlier years presented was not permitted. The adoption of this statement has resulted in the inclusion of the dividends on the preferred stock (equal to $4.3 million in the current quarter and $10.1 million year-to-date) as interest expense. While the inclusion has impacted net earnings, net earnings attributable to common stock and earnings per common share were unaffected. Given that the dividends are not deductible for income tax purposes, the inclusion of the preferred stock dividends as interest expense has caused an increase in the effective tax rate. The adoption of SFAS No. 150 had no impact on the Company's financial condition.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Long-Term Debt

At December 31, 2003, the Company's long-term debt of $828.4 million included:
(i) $360.0 million of Cumulative Redeemable Preferred Stock, which shares have a mandatory redemption of June 30, 2015 (see "Recently Issued Accounting Standards"); (ii) $243.2 million of 6% Senior Notes due January 2012 consisting of $250.0 million principal, unamortized debt discount of $0.9 million and a $5.9 million reduction to reflect the fair value of an outstanding interest rate swap; (iii) $197.3 million of 5.75% Senior Notes due October 2033 consisting of $200.0 million principal and unamortized debt discount of $2.7 million; and (iv) a 3.0 billion yen term loan (approximately $27.9 million at current exchange rates), which is due in March 2006.

On July 1, 2003, the Company completed the adoption of SFAS No. 150 and, accordingly, has classified the $360.0 million Cumulative Redeemable Preferred Stock as long-term debt. This standard requires the classification of the Cumulative Redeemable Preferred Stock as a liability without restatement, and, as such, the Company did not restate the consolidated financial statements for earlier periods presented.

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

In December 2003, the Company and the holders of the Cumulative Redeemable Preferred Stock agreed to exchange all of the outstanding shares of $6.50 Cumulative Redeemable Preferred Stock due June 30, 2005 for a newly issued series of Cumulative Redeemable Preferred Stock with a mandatory redemption date of June 30, 2015 ("2015 Preferred Stock"). The exchange occurred on December 31, 2003. Dividends on the 2015 Preferred Stock will be payable at a rate per annum of 4.75%, payable quarterly, until June 30, 2005, down from 6.5% during that period, and thereafter will be payable at a rate set semi-annually and equal to the after-tax yield on six-month U.S. Treasuries. The 2015 Preferred Stock may be put to the Company under certain circumstances, and may be called for redemption by the Company under certain similar circumstances; however, in each case the puts or calls may not occur until after the passing of Mrs. Estee Lauder. For the shares held by one holder (which holds $68.4 million of the principal amount of the shares of 2015 Preferred Stock after the exchange), the Company's call right will not be exercisable until the thirteenth-month anniversary of Mrs. Lauder's passing. However, if the Company calls and pays for the other shares of the 2015 Preferred Stock prior to June 30, 2005, then the dividend rate on the shares held by that holder, or its transferees, will automatically switch to the one based on six-month U.S. Treasuries upon Mrs. Lauder's passing even if prior to June 30, 2005. In connection with the exchange, the holders of the 2015 Preferred Stock agreed to accept a reduced dividend rate for the quarter ended December 31, 2003.

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

Comprehensive income and its components, net of tax, are as follows:


                                                                          Three Months Ended     Six Months Ended
                                                                             December 31            December 31
                                                                          ------------------     ----------------

                                                                            2003     2002          2003     2002
                                                                            ----     ----          ----     ----
                                                                                        (Unaudited)
                                                                                       (In millions)

Net earnings.....................................................         $   95.7  $  109.6     $  172.7  $  183.0
                                                                          --------  --------     --------  --------
Other comprehensive income:
     Net unrealized investment gain (loss).......................              -        (0.2)         -        (1.5)
     Net derivative instruments gain (loss)......................             (2.2)      0.4          5.3       4.0
     Net minimum pension liability adjustments...................              -          -           0.5      (0.3)
     Translation adjustments.....................................             52.1      17.4         37.2      11.0
                                                                          --------  --------     --------  --------

     Other comprehensive income (loss)...........................             49.9      17.6         43.0      13.2
                                                                          --------  --------     --------  --------

Comprehensive income.............................................         $  145.6  $  127.2     $  215.7  $  196.2
                                                                          ========  ========     ========  ========

The accumulated net gain (loss) on derivative instruments consists of the following:

                                                                          Three Months Ended      Six Months Ended
                                                                              December 31            December 31
                                                                          ------------------      ----------------

                                                                            2003     2002           2003      2002
                                                                            ----     ----           ----      ----
                                                                                        (Unaudited)
                                                                                       (In millions)

OCI - derivative instruments, beginning of period................         $    6.0  $   (5.5)    $   (1.5)  $   (9.1)
                                                                          --------  --------     --------   --------
     Gain (loss) on derivative instruments.......................            (10.7)     (1.9)         0.5        0.3
     Reclassification to earnings of net loss during the period..              7.4       2.6          8.7        6.0
     Provision for deferred income taxes.........................              1.1      (0.3)        (3.9)      (2.3)
                                                                          --------  --------     --------   --------

     Net derivative instruments gain (loss)......................             (2.2)      0.4          5.3        4.0
                                                                          --------  --------     --------   --------
OCI - derivative instruments, end of period......................         $    3.8  $   (5.1)     $   3.8    $  (5.1)
                                                                          ========  ========     ========   ========


Of the $3.8 million, net of tax, derivative instrument gain recorded in OCI at the end of the current-year period, $9.1 million, net of tax, related to the proceeds from the settlement of the treasury lock agreements upon issuance of the 5.75% Senior Notes which will be reclassified to earnings as an offset to interest expense over the life of the debt and was offset by a $5.3 million loss, net of tax, related to forward and option contracts which the Company will reclassify to earnings during the next six months. At the end of the prior-year period the $5.1 million, net of tax, derivative instrument loss recorded in OCI related to forward contracts.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Acquisition of Business

In July 2003, the Company acquired the Rodan & Fields skin care line. The initial purchase price, paid at closing, was funded by cash provided by operations, the payment of which did not have a material effect on the Company's results of operations or financial condition. The Company may be required to make additional payments between fiscal 2007 and 2011 based on certain conditions.

Note 5 - Discontinued Operations and Assets Held For Sale

On December 22, 2003, the Company committed to a plan to sell the assets and operations of its reporting unit which sells jane brand products and to actively market the brand. As a result of this decision and other factors related to the Company's business in mass outlets, including an understanding of the market for these assets, circumstances warranted that the Company conduct an assessment of the tangible and intangible assets of this business. Based on this assessment, the Company determined that the carrying amount of these assets as reflected on the Company's consolidated balance sheets exceeded their estimated fair value. Accordingly, the Company recorded an after-tax charge to discontinued operations of $30.6 and $31.3 million for the three months and six months ended December 31, 2003, respectively. The charge represents the impairment of goodwill in the amount of $26.4 million; the reduction in value of other tangible assets held for sale of $1.2 million, net of tax; and the operating loss of $3.0 million and $3.7 million, net of tax, for the three months and six months ended December 31, 2003, respectively. Included in the operating losses of both periods were additional direct costs associated with the sale and discontinuation of the business. All statement of earnings information for prior periods has been restated for comparative purposes, including the restatement of the makeup product category and the Americas region data presented in Note 6.

The assets and liabilities of the jane brand are presented in the consolidated balance sheet under captions "Assets held for sale" and "Liabilities related to assets held for sale." The carrying amounts of the major classes of these assets and liabilities were as follows:


                                                                   December 31
                                                                       2003
                                                                       ----
                                                                   (Unaudited)
                                                                   (In Millions)
                Assets:
                     Accounts receivable, net.....................  $    0.5
                     Inventory and promotional merchandise, net...       3.0
                     Prepaid expenses and other current assets....       0.1
                     Property, plant and equipment, net...........       0.6
                     Goodwill, net................................       -
                                                                    --------
                Assets held for sale..............................  $    4.2
                                                                    ========

                Liabilities:
                    Accounts payable..............................  $    0.7
                    Other accrued liabilities.....................       2.5
                                                                    --------
                Liabilities related to assets held for sale.......  $    3.2
                                                                    ========

                                          THE ESTEE LAUDER COMPANIES INC.

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Segment Data and Related Information

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

                                                                           Three Months Ended     Six Months Ended
                                                                               December 31          December 31
                                                                           ------------------     ----------------

                                                                            2003     2002          2003     2002
                                                                            ----     ----          ----     ----
                                                                                         (Unaudited)
                                                                                        (In millions)
SEGMENT DATA
   Net Sales:
      Skin Care........................................................   $  572.1  $  479.3      $1,035.0  $  900.8
      Makeup...........................................................      527.1     471.5       1,016.1     932.8
      Fragrance........................................................      446.4     386.3         777.5     682.8
      Hair Care........................................................       63.0      60.2         117.8     110.6
      Other............................................................       10.5      10.1          19.3      16.2
                                                                          --------  --------      --------  --------
                                                                          $1,619.1  $1,407.4      $2,965.7  $2,643.2
                                                                          ========  ========      ========  ========
   Operating Income:
      Skin Care........................................................   $  118.2  $   84.4      $  157.8  $  130.4
      Makeup...........................................................       64.5      58.6         110.0      97.5
      Fragrance........................................................       27.1      21.3          66.3      50.0
      Hair Care........................................................        8.8       4.8          13.5       8.6
      Other............................................................        0.4       2.1           1.1       0.3
                                                                          --------  --------      --------  --------
                                                                             219.0     171.2         348.7     286.8
      Reconciliation:
         Interest expense, net.........................................        7.2       2.2          14.9       5.1
                                                                          --------  --------      --------  --------
      Earnings before income taxes, minority interest and
         discontinued operations.......................................   $  211.8  $  169.0      $  333.8  $  281.7
                                                                          ========  ========      ========  ========


REGIONAL DATA
   Net Sales:
      The Americas.....................................................   $  804.7  $  778.2      $1,656.2  $1,559.2
      Europe, the Middle East & Africa.................................      586.7     438.0         914.5     742.5
      Asia/Pacific.....................................................      227.7     191.2         395.0     341.5
                                                                          --------  --------      --------  --------
                                                                          $1,619.1  $1,407.4      $2,965.7  $2,643.2
                                                                          ========  ========      ========  ========
   Operating Income:
      The Americas.....................................................   $   59.4  $   72.1      $  178.5  $  138.4
      Europe, the Middle East & Africa.................................      128.8      73.4         136.5     118.0
      Asia/Pacific.....................................................       30.8      25.7          33.7      30.4
                                                                          --------  --------      --------  --------
                                                                          $  219.0  $  171.2      $  348.7  $  286.8
                                                                          ========  ========      ========  ========

                         THE ESTEE LAUDER COMPANIES INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results Of Operations
---------------------
We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories which are distributed in over 130 countries and territories. The following is a comparative summary of operating results for the three and six months ended December 31, 2003 and 2002, and reflects the basis of presentation described in Note 1 to the consolidated financial statements for all periods presented. Sales of products and services that do not meet our definition of skin care, makeup, fragrance or hair care have been included in the "other" category.

                                                                          Three Months Ended      Six Months Ended
                                                                              December 31            December 31
                                                                          ------------------      ----------------

                                                                            2003     2002           2003     2002
                                                                            ----     ----           ----     ----
                                                                                       (In millions)
Net Sales
   By Region:
      The Americas...............................................         $  804.7  $  778.2      $1,656.2  $1,559.2
      Europe, the Middle East & Africa...........................            586.7     438.0         914.5     742.5
      Asia/Pacific...............................................            227.7     191.2         395.0     341.5
                                                                          --------  --------      --------  --------
                                                                          $1,619.1  $1,407.4      $2,965.7  $2,643.2
                                                                          ========  ========      ========  ========

   By Product Category:
      Skin Care..................................................         $  572.1  $  479.3      $1,035.0  $  900.8
      Makeup.....................................................            527.1     471.5       1,016.1     932.8
      Fragrance..................................................            446.4     386.3         777.5     682.8
      Hair Care..................................................             63.0      60.2         117.8     110.6
      Other......................................................             10.5      10.1          19.3      16.2
                                                                          --------  --------      --------  --------
                                                                          $1,619.1  $1,407.4      $2,965.7  $2,643.2
                                                                          ========  ========      ========  ========

Operating Income
   By Region:
      The Americas...............................................         $   59.4  $   72.1      $  178.5  $  138.4
      Europe, the Middle East & Africa...........................            128.8      73.4         136.5     118.0
      Asia/Pacific...............................................             30.8      25.7          33.7      30.4
                                                                          --------  --------      --------  --------
                                                                          $  219.0  $  171.2      $  348.7  $  286.8
                                                                          ========  ========      ========  ========

   By Product Category:
      Skin Care..................................................         $  118.2  $   84.4      $  157.8  $  130.4
      Makeup.....................................................             64.5      58.6         110.0      97.5
      Fragrance..................................................             27.1      21.3          66.3      50.0
      Hair Care..................................................              8.8       4.8          13.5       8.6
      Other......................................................              0.4       2.1           1.1       0.3
                                                                          --------  --------      --------  --------
                                                                          $  219.0  $  171.2      $  348.7  $  286.8
                                                                          ========  ========      ========  ========


                         THE ESTEE LAUDER COMPANIES INC.


The following table presents certain consolidated earnings data as a percentage of net sales:

                                                                          Three Months Ended     Six Months Ended
                                                                             December 31            December 31
                                                                          ------------------     ----------------

                                                                             2003     2002         2003     2002
                                                                             ----     ----         ----     ----
Net sales........................................................           100.0%   100.0%       100.0%   100.0%
Cost of sales....................................................            25.5     26.2         26.2     27.4
                                                                            -----    -----        -----    -----
Gross profit.....................................................            74.5     73.8         73.8     72.6
                                                                            -----    -----        -----    -----
Operating expenses
   Selling, general and administrative...........................            60.6     61.1         61.6     61.4
   Related party royalties.......................................             0.4      0.5          0.4      0.4
                                                                            -----    -----        -----    -----
                                                                             61.0     61.6         62.0     61.8
                                                                            -----    -----        -----    -----

Operating income.................................................            13.5     12.2         11.8     10.8
Interest expense, net............................................             0.4      0.2          0.5      0.2
                                                                            -----    -----        -----    -----

Earnings before income taxes, minority interest and discontinued
   operations....................................................            13.1     12.0         11.3     10.6
Provision for income taxes.......................................             5.0      4.0          4.2      3.6
Minority interest, net of tax....................................            (0.2)    (0.2)        (0.2)    (0.1)
                                                                            -----    -----        -----    -----

Net earnings from continuing operations..........................             7.8      7.8          6.9      6.9
Discontinued operations..........................................            (1.9)    (0.0)        (1.1)    (0.0)
                                                                            -----    -----        -----    -----
Net earnings.....................................................             5.9%     7.8%         5.8%     6.9%
                                                                            =====    =====        =====    =====


Second Quarter Fiscal 2004 as Compared with Second Quarter Fiscal 2003

Net Sales

Net sales increased 15% or $211.7 million to $1,619.1 million reflecting growth in all product categories and geographic regions. Product category increases resulted from new and recent product launches and solid sales from certain makeup artist brands. Net sales in Europe, the Middle East & Africa improved following a difficult retail environment in certain countries during the first quarter and were led by double-digit growth in the United Kingdom and from our travel retail business. Net sales in the current quarter were positively impacted by the weakening of the U.S. dollar. Excluding the impact of foreign currency translation, net sales increased 9%.

Product Categories

Skin Care
Net sales of skin care products increased 19% or $92.8 million to $572.1 million, reflecting both brand and geographic diversification. First quarter results had been impacted by extreme heat in continental Europe this past summer. The current quarter benefited primarily from the shipment of delayed orders and an improved retail environment in that region. New and recently launched products include Idealist Micro-D Deep Thermal Refinisher and Hydra Complete Multi-Level Moisture products by Estee Lauder and Pore Minimizer products by Clinique. The increase was also supported by strong sales of Re-Nutriv Intensive Lifting products by Estee Lauder and the Repairwear line of products from Clinique, as well as the addition of the Darphin line of products. Partially offsetting these increases were lower net sales of certain existing products such as Advanced Stop Signs by Clinique and A Perfect World Collection for Face and Body products by Origins. Excluding the impact of foreign currency translation, skin care net sales increased 12%.

                                          THE ESTEE LAUDER COMPANIES INC.

Makeup
Makeup net sales increased 12% or $55.6 million to $527.1 million. Strong growth in our makeup artist lines, primarily M.A.C and Bobbi Brown, contributed to the category results. Increased net sales also reflected the recent launches of Ideal Matte Refinishing Makeup SPF 8, MagnaScopic Maximum Volume Mascara and Artist's Lip and Eye Pencils by Estee Lauder, and High Impact Mascara by Clinique. Offsetting these increases were lower net sales of certain existing products such as Eye Defining Duo by Clinique and Virtual Youth by Prescriptives which launched during the prior-year's quarter as well as So Ingenious Multi-Dimension Liquid Makeup and Loose Powder from Estee Lauder. Excluding the impact of foreign currency translation, makeup net sales increased 7%.

Fragrance
Net sales of fragrance products increased 16% or $60.1 million to $446.4 million. The increase in net sales was primarily attributable to recent launches of Estee Lauder Beyond Paradise, Aramis Life, Clinique Happy Heart and Clinique Simply. The increase in net sales also benefited from improved results from our travel retail business. These net sales increases were partially offset by lower net sales of Beautiful and Intuition by Estee Lauder, Lauder Pleasures for Men and certain Tommy Hilfiger products. Excluding the impact of foreign currency translation, fragrance net sales increased 9%.

Hair Care
Hair care net sales increased 5% to $63.0 million. This increase was primarily the result of sales from Bumble and bumble products including the launch of the Curl Conscious line of products and expanded distribution. Partially offsetting these increases were lower sales from Clinique's Simple Hair Care System.

The introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

Geographic Regions
Net sales in the Americas increased 3% or $26.5 million to $804.7 million primarily reflecting growth from most of our developing brands, the success of new and recently launched products as well as strong performance at our freestanding retail stores. This increase follows the 9% increase experienced in the first quarter of the current fiscal year which reflected initial shipments of new products and holiday orders.

In Europe, the Middle East & Africa, net sales increased 34% or $148.7 million to $586.7 million. We benefited from higher net sales in our travel retail business, the United Kingdom, Spain and Greece, as well as from the addition of Darphin, and the effects of favorable foreign currency exchange rates to the U.S. dollar. As discussed in our first quarter report on Form 10-Q, retailer negotiations and adverse weather conditions in the early part of the fiscal year resulted in lost or delayed shipments in this region. The current quarter results reflect the recovery of a portion of those sales in the affected markets. Excluding the impact of foreign currency translation, net sales in Europe, the Middle East & Africa increased 20%.

Net sales in Asia/Pacific increased 19% or $36.5 million to $227.7 million. This increase reflected higher net sales in Japan, Australia, Taiwan and China including the effects of favorable foreign currency exchange rates. Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 8%.

We strategically stagger our new product launches by geographic market, which may contribute to differences in regional sales growth.

Cost of Sales

Cost of sales as a percentage of total net sales improved to 25.5% from 26.2%, primarily reflecting production and supply chain efficiencies including the effect of currency, and lower costs from promotional activities of approximately 40 basis points each. Partially offsetting this improvement was a higher cost of goods percentage generated from increased travel retail sales of approximately 10 basis points. Travel retail has a higher cost of goods because of its heavy fragrance mix coupled with its margin structure. We continued to emphasize sourcing initiatives and overall supply chain management, which resulted in lower manufacturing costs.

A strategic shift from promotions to advertising, as well as a shift in the timing of certain promotions from quarter to quarter, contributed to the improvement in our gross profit margin for the current-year quarter. Since the cost of these promotional activities is a component of cost of sales and the timing and level of promotions vary with our promotional calendar, we have experienced, and expect to continue to experience, fluctuations in the cost of sales percentage.

                         THE ESTEE LAUDER COMPANIES INC.

Operating Expenses

Operating expenses decreased to 61.0% of net sales as compared with 61.6% of net sales in the prior-year quarter. The decrease in operating expenses as a percentage of net sales reflects the higher growth rate in sales, particularly in the travel retail business and other cost containment efforts to maintain expenses in line with our business needs and the shift in the timing of certain expenditures to the second half of the fiscal year. Higher levels of advertising, sampling and merchandising in the first quarter have contributed to the sales growth in this quarter. Offsetting the favorability in the current period were operating expenses related to spending behind BeautyBank, the higher operating costs associated with newly acquired brands and expenses to comply with new regulatory requirements (such as those arising under the Sarbanes-Oxley Act of 2002).

Changes in advertising, sampling and merchandising spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

Operating Income

Operating income increased 28% or $47.8 million to $219.0 million as compared with the prior-year quarter. Operating margins were 13.5% of net sales in the current period as compared with 12.2% in the prior-year quarter. The increase in operating margin reflects sales growth coupled with improvements in the components of cost of sales and operating expenses.

Product Categories
Operating income increased 40% to $118.2 million in skin care due primarily to the strength of new and recently launched products that benefited from advertising and promotional spending in the first quarter. Operating income increased in the fragrance business by 27% to $27.1 million which continued to be strong, reflecting improved results from our travel retail business and the success of several new product launches, partially offset by increased support spending. Operating income increased 10% to $64.5 million in makeup and increased 83% to $8.8 million in hair care reflecting sales gains and targeted support spending.

Geographic Regions
Operating income in the Americas decreased 18% or $12.7 million to $59.4 million following an 81% increase experienced during the first quarter of the current fiscal year, which on a combined basis generated 29% growth in the first half of the current fiscal year. The current year quarter compared to the same quarter of the prior year reflects the small increase in sales and increased spending support behind first and second quarter product launches. In Europe, the Middle East & Africa, operating income increased 76% or $55.4 million to $128.8 million primarily due to the significant increase in our travel retail business and operating result improvements in a number of markets led by the United Kingdom, Greece, Italy and Spain. These results were also positively affected by the recovery of sales lost or delayed during the current-year first quarter arising from the adverse weather conditions in continental Europe in July and August. In Asia/Pacific, operating income increased 20% or $5.1 million to $30.8 million reflecting improved results in Taiwan, Australia and Japan. At the same time, we continued to invest in the region to support new brand expansion and business opportunities in developing markets such as China.

Interest Expense, Net

Net interest expense was $7.2 million as compared with $2.2 million in the prior-year period. The increase in net interest expense was due primarily to the inclusion of the preferred stock dividends of $4.3 million as interest expense in the current period. This change in reporting resulted from a change in accounting standards which prohibits us from restating the prior period results (see "Recently Issued Accounting Standards"). To a lesser extent, interest expense was also affected by higher average net borrowings offset by a lower effective interest rate provided by the interest rate swap on the 6% Senior Notes.

Provision for Income Taxes

The provision for income taxes represents Federal, foreign, state and local income taxes. The effective rate for income taxes for the three months ended December 2003 was 38.1% as compared with 33.5% in the prior-year period.
These rates differ from statutory rates reflecting the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. The increase in the effective income tax rate was attributable to the inclusion of the preferred stock dividends as interest expense which are not deductible for income tax purposes and the anticipated full-year mix of global earnings. The prior-period rate included benefits derived from certain favorable tax negotiations. Currently, we expect the full year rate to be 37.4% which is up from 36.0% that was reported at the end of the current year first quarter. The increase reflects first half results and revised estimates of our full year mix of earnings and to a lesser extent the timing of tax planning initiatives.

                         THE ESTEE LAUDER COMPANIES INC.

Discontinued Operations

On December 22, 2003, we committed to a plan to sell the assets and operations of our reporting unit which sells jane brand products and to actively market the brand. As a result of this decision and other factors related to our business in mass outlets, including an understanding of the market for these assets, circumstances warranted that we conduct an assessment of the tangible and intangible assets of this business. Based on this assessment, we determined that the carrying amount of these assets as reflected on our consolidated balance sheets exceeded their estimated fair value. Accordingly, we have recorded an after-tax charge to discontinued operations of $30.6 million for the three months ended December 31, 2003. The charge represents the impairment of goodwill in the amount of $26.4 million; the reduction in value of other tangible assets held for sale of $2.1 million, net of tax; and the operating loss of $3.0 million, net of tax, for the three month period ended December 31, 2003. Included in the operating loss of the period were additional costs associated with the sale and discontinuation of the business. All statement of earnings information for prior periods has been restated for comparative purposes, including the restatement of the makeup product category and the Americas region data.

Six Months Fiscal 2004 as compared with Six Months Fiscal 2003

Net Sales

Net sales increased 12% or $322.5 million to $2,965.7 million, reflecting growth in all product categories and all geographic regions. Product category results were led by skin care, and our regions were led by Europe, the Middle East & Africa, primarily reflecting improvements in the travel retail business. Excluding the impact of foreign currency translation, net sales increased 8%.

Product Categories

Skin Care
Net sales of skin care products increased 15% or $134.2 million to $1,035.0 million. This increase in net sales was primarily attributable to newly and recently launched products such as Idealist Micro-D Deep Thermal Refinisher, DayWear Plus and Hydra Complete Multi-Level Moisture products by Estee Lauder and Pore Minimizer products by Clinique. The increase was supported by strong sales of Perfectionist Correcting Serum for Lines/Wrinkles and Re-Nutriv Intensive Lifting products by Estee Lauder, and the Repairwear line of products from Clinique and products in Clinique's 3-Step Skin Care System, as well as the addition of the Darphin line of products. Partially offsetting these increases were lower net sales of certain existing products such as Advanced Stop Signs by Clinique and Resilience Lift by Estee Lauder. Excluding the impact of foreign currency translation, skin care net sales increased 10%.

Makeup
Makeup net sales increased 9% or $83.3 million to $1,016.1 million. In addition to strong sales of certain of our makeup artist lines, the increase in net sales reflected the recent launches of Ideal Matte Refinishing Makeup SPF 8, Artist's Lip and Eye Pencils, MagnaScopic Maximum Volume Mascara, and Pure Color Lip Vinyl by Estee Lauder, and High Impact Mascara and Glossware for Lips Cream Shines by Clinique. Offsetting these increases were lower net sales of certain existing products such as So Ingenious Multi-Dimension Liquid Makeup and Loose Powder and Pure Color Velvet Lipstick and Nail Lacquer from Estee Lauder. Excluding the impact of foreign currency translation, makeup net sales increased 5%.

Fragrance
Net sales of fragrance products increased 14% or $94.7 million to $777.5 million. The increase in net sales was primarily attributable to recent launches of Estee Lauder Beyond Paradise, Aramis Life, Clinique Happy Heart and Clinique Simply. The increase in net sales also benefited from improved results from our travel retail business. These net sales increases were partially offset by lower net sales of Estee Lauder pleasures, Beautiful and Intuition by Estee Lauder. Excluding the impact of foreign currency translation, fragrance net sales increased 9%.

Hair Care
Hair care net sales increased 7% to $117.8 million. This increase was primarily the result of sales from Bumble and bumble products including the launch of the Curl Conscious line of products and expanded distribution, as well as increased sales of Aveda products. Partially offsetting these increases were lower sales from Clinique's Simple Hair Care System.

The introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

                         THE ESTEE LAUDER COMPANIES INC.

Geographic Regions
Net sales in the Americas increased 6% or $97.0 million to $1,656.2 million primarily reflecting growth from our newer brands as well as the success of new and recently launched products and an improving retail environment.

In Europe, the Middle East & Africa, net sales increased 23% or $172.0 million to $914.5 million primarily reflecting higher net sales from our travel retail business, the United Kingdom, Spain, South Africa and Greece as well as the addition of Darphin. We also benefited from the effects of favorable foreign currency exchange rates to the U.S. dollar. Excluding the impact of foreign currency translation, net sales in Europe, the Middle East & Africa increased 12%.

Net sales in Asia/Pacific increased 16% or $53.5 million to $395.0 million. This increase reflected higher net sales in Australia, Japan, Taiwan, Korea, and China. Excluding the impact of foreign currency translation, net sales in Asia/ Pacific increased 8%.

We strategically stagger our new product launches by geographic market, which may contribute to differences in regional sales growth.

Cost of Sales

Cost of sales as a percentage of total net sales improved to 26.2% from 27.4%, primarily reflecting lower costs from promotional activities, and production and supply chain efficiencies including the effects of currency of approximately 90 basis points and 40 basis points, respectively. Partially offsetting this improvement was a higher cost of goods percentage generated from increased travel retail sales of approximately 10 basis points. Travel retail has a higher cost of goods because of its heavy fragrance mix coupled with its margin structure. We continued to emphasize sourcing initiatives and overall supply chain management, which resulted in lower manufacturing costs.

A strategic shift from promotions to advertising, as well as a shift in the timing of certain promotions, contributed to the improvement in our gross profit margin for the current-year period. Since the cost of these promotional activities is a component of cost of sales and the timing and level of promotions vary with our promotional calendar, we have experienced, and expect to continue to experience, fluctuations in the cost of sales percentage.

Operating Expenses

Operating expenses increased to 62.0% of net sales as compared with 61.8% of net sales in the prior-year period. The increase in spending primarily related to advertising, merchandising and sampling activities to support our product launches, to promote brand building and to support future sales growth as well as to build momentum during the holiday selling season. Other operating expenses reflect spending behind BeautyBank, the higher operating costs associated with newly acquired brands and expenses related to compliance with new regulatory requirements (such as those arising under the Sarbanes-Oxley Act of 2002). We continue to control our other operating expenses in line with our business needs.

Changes in advertising, sampling and merchandising spending result from the type, timing and level of advertising, sampling and merchandising activities related to product launches and rollouts, as well as the markets being emphasized.

Operating Income

Operating income increased 22% or $61.9 million to $348.7 million as compared with the prior-year period. Operating margins were 11.8% of net sales in the current period as compared with 10.8% in the prior-year period. The increase in operating margin reflects sales growth coupled with the improvement in the components of cost of sales as well as our continued control of non-business building expenses.

Product Categories
Operating income increased 33% to $66.3 million in fragrance due primarily to improved results from our travel retail business and strong results from our recently launched products. Operating income increased 21% to $157.8 million in skin care, 13% to $110.0 million in makeup and 57% to $13.5 million in hair care reflecting overall sales growth and successful new product introductions.

                         THE ESTEE LAUDER COMPANIES INC.

Geographic Regions
Operating income in the Americas increased 29% or $40.1 million to $178.5 million. This region's profitability reflects more historical levels, similar to fiscal 2000 and 2001, when the region was not affected by a slow retail environment as it has been for the last few of years. Contributing to the current-year period increase were strong product launches, as well as the timing of certain promotional events and efficiencies in cost of sales. In Europe, the Middle East & Africa, operating income increased 16% or $18.5 million to $136.5 million primarily due to the significantly increased results generated from our travel retail business as well as improved operating results in the United Kingdom. In Asia/Pacific, operating income increased 11% or $3.3 million to $33.7 million. This increase reflects improved results in Taiwan, Australia, and Japan.

Interest Expense, Net

Net interest expense was $14.9 million as compared with $5.1 million in the prior-year period. The increase in net interest expense was due to the inclusion of the preferred stock dividends of $10.1 million as interest expense in the current period. This change in reporting resulted from a change in accounting standards which prohibits us from restating the prior period results (see "Recently Issued Accounting Standards").

Provision for Income Taxes

The provision for income taxes represents Federal, foreign, state and local income taxes. The effective rate for income taxes for the six months ended December 2003 was 37.4% as compared with 33.5% in the prior-year period. These rates differ from statutory rates reflecting the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. The increase in the effective income tax rate was attributable to the inclusion of the preferred stock dividends as interest expense which are not deductible for income tax purposes and the anticipated full-year mix of global earnings. The prior-period rate included benefits derived from certain favorable tax negotiations. Currently, we expect the full year rate to be 37.4%, which is up from 36.0% that was reported at the end of the current year first quarter. The increase reflects first half results and revised estimates of our full year mix of earnings and to a lesser extent the timing of tax planning initiatives.

Discontinued Operations

On December 22, 2003, we committed to a plan to sell the assets and operations of our reporting unit which sells jane brand products and to actively market the brand. As a result of this decision and other factors related to our business in mass outlets, including an understanding of the market for these assets, circumstances warranted that we conduct an assessment of the tangible and intangible assets of this business. Based on this assessment, we determined that the carrying amount of these assets as reflected on our consolidated balance sheets exceeded their estimated fair value. Accordingly, we recorded an after-tax charge to discontinued operations of $31.3 million during the six-month period ended December 31, 2003. The charge represents the impairment of goodwill in the amount of $26.4 million; the reduction in value of other tangible assets held for sale of $1.2 million, net of taxes; and the operating loss of $3.7 million, net of tax, for the six month period ended December 31, 2003. Included in the operating loss of the period were additional costs associated with the sale and discontinuation of the business. All statement of earnings information for prior periods has been restated for comparative purposes, including the restatement of the makeup product category and the Americas region data.

                         THE ESTEE LAUDER COMPANIES INC.

Financial Condition
-------------------
Liquidity and Capital Resources

Our principal sources of funds historically have been cash flows from operations and borrowings under our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks in the United States and abroad. At December 31, 2003, we had cash and cash equivalents of $869.9 million compared with $364.1 million at June 30, 2003.

At December 31, 2003, our outstanding borrowings of $833.3 million included:
(i) $360.0 million of Cumulative Redeemable Preferred Stock, which shares have a mandatory redemption date of June 30, 2015 (see "Recently Issued Accounting Standards"), (ii) $243.2 million of 6% Senior Notes due January 2012 consisting of $250.0 million principal, unamortized debt discount of $0.9 million and a $5.9 million reduction to reflect the fair value of an outstanding interest rate swap; (iii) $197.3 million of 5.75% Senior Notes due October 2033 consisting of $200.0 million principal and unamortized debt discount of $2.7 million; (iv) a
3.0 billion yen term loan (approximately $27.9 million at current exchange rates), which is due in March 2006; and (v) $4.9 million of other short-term borrowings.

In December 2003, we and the holders of the Cumulative Redeemable Preferred Stock agreed to exchange all of their outstanding shares of $6.50 Cumulative Redeemable Preferred Stock due June 30, 2005 for a newly issued series of Cumulative Redeemable Preferred Stock with a mandatory redemption date of June 30, 2015 ("2015 Preferred Stock"). The exchange occurred on December 31, 2003. Dividends on the 2015 Preferred Stock will be payable at a rate per annum of 4.75%, payable quarterly, until June 30, 2005, down from 6.5% during that period, and thereafter will be payable at a rate set semi-annually and equal to the after-tax yield on six-month U.S. Treasuries. The 2015 Preferred Stock may be put to us under certain circumstances, and may be called for redemption by us under certain similar circumstances; however, in each case the puts or calls may not occur until after the passing of Mrs. Estee Lauder. For the shares held by one holder (which holds $68.4 million of the principal amount of the shares of 2015 Preferred Stock after the exchange), our call right will not be exercisable until the thirteenth-month anniversary of Mrs. Lauder's passing. However, if we call and pay for the other shares of the 2015 Preferred Stock prior to June 30, 2005, then the dividend rate on the shares held by that holder, or its transferees, will automatically change to the rate based on six-month U.S. Treasuries upon Mrs. Lauder's passing even if prior to June 30, 2005. The benefits from the reduced dividend rate amount to $1.6 million per quarter and, assuming the preferred stock remains outstanding for the balance of fiscal 2004, we expect to save approximately $4.7 million in preferred stock dividends for the full fiscal year.

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

We have a $750.0 million commercial paper program under which we may issue commercial paper in the United States. Our commercial paper is currently rated A-1 by Standard & Poor's and P-1 by Moody's. Our long-term credit ratings are A+ with a negative outlook by Standard & Poor's and A1 with a stable outlook by Moody's. At December 31, 2003, we had no commercial paper outstanding. We also have an effective shelf registration statement covering the potential issuance of up to an additional $300.0 million in debt securities. As of December 31, 2003, we had an unused $400.0 million revolving credit facility, expiring on June 28, 2006, and $173.7 million in additional uncommitted credit facilities.

Our business is seasonal in nature and, accordingly, our working capital needs vary. From time to time, we may enter into investing and financing transactions that require additional funding. To the extent that these needs exceed cash from operations, we could, subject to market conditions, issue commercial paper, issue long-term debt securities or borrow under the revolving credit facility.

                         THE ESTEE LAUDER COMPANIES INC.

Total debt as a percent of total capitalization was 34% at December 31, 2003 as compared with 14% at June 30, 2003. This increase primarily reflects the reclassification of the redeemable preferred stock to long-term debt as well as the issuance of the 5.75% Senior Notes.

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

Cash Flows
Net cash provided by operating activities was $382.2 million during the six months ended December 31, 2003 as compared with net cash provided by operating activities of $371.9 million in the prior-year period, reflecting improved profitability and decreased levels of inventory partially offset by increased levels of accounts receivable. The decrease in inventory reflects our continued efforts to maintain such levels in line with anticipated demand for our products. Increased accounts receivable levels reflect a seasonal increase in the quarter corresponding to increased holiday shipments. Net cash used for investing activities was $91.5 million during the six months ended December 31, 2003, which primarily reflects capital expenditures. Net cash provided by financing activities of $207.8 million primarily related to the issuance of the 5.75% Senior Notes.

Dividends
On November 5, 2003, the Board of Directors declared an annual dividend of $.30 per share on our Class A and Class B Common Stock, payable on January 6, 2004 to stockholders of record at the close of business on December 16, 2003. Common Stock dividends declared for the quarter ended December 31, 2003 and 2002 were $68.5 million and $46.5 million, respectively. Dividends declared on the Cumulative Redeemable Preferred Stock for the six months ended December 31, 2003 and 2002 were $10.1 million and $11.7 million, respectively. The decrease reflects an agreement to reduce the dividend of the preferred stock made in connection with the exchange of the preferred shares in December 2003. The Cumulative Redeemable Preferred Stock dividends declared for the six months ended December 31, 2003 have been characterized as interest expense (see "Recently Issues Accounting Standards").

Share Repurchase Program
We are authorized by the Board of Directors to repurchase up to 18.0 million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. As of December 31, 2003, the cumulative total of acquired shares pursuant to the authorization was 14.4 million reducing the remaining authorized share repurchase balance to
3.6 million. During the first six months of fiscal 2004, we purchased 0.6 million shares for $19.6 million as outlined in the following table:

                                                                Total Number of        Maximum Number
                                                            Shares Purchased as    of Shares that May
                   Total Number of       Average Price         Part of Publicly      Yet Be Purchased
        Period    Shares Purchased      Paid Per Share      Announced Program(1)    Under the Program
--------------    ----------------      --------------      --------------------   ------------------
    July  2003                   0                   0                        0             4,160,500
   August 2003             350,000              $33.60                  350,000             3,810,500
September 2003              15,000               34.00                   15,000             3,795,500
  October 2003                   0                   0                        0             3,795,500
 November 2003             202,300               36.25                  202,300             3,593,200
 December 2003                   0                   0                        0             3,593,200
                           -------              ------                  -------             ---------
  Year-to-date             567,300              $34.56                  567,300             3,593,200
                           =======              ======                  =======             =========

(1) The publicly announced repurchase program was last increased by 10 million shares on October 30, 2002. The initial program covering the repurchase of 8 million shares was announced in September 1998.

                         THE ESTEE LAUDER COMPANIES INC.


Commitments and Contingencies
The 2015 Preferred Stock may be put to us under certain circumstances and may be called for redemption by us under certain similar circumstances; however, in each case the puts or calls may not occur until after the passing of Mrs. Estee Lauder. If shares of the 2015 Cumulative Redeemable Preferred Stock are put to us, we would have up to 180 days after notice to purchase such shares. For the shares held by one holder (which holds $68.4 million of the principal amount of the shares), our call right will not be exercisable until the thirteenth-month anniversary of Mrs. Lauder's passing.

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

For each derivative contract we enter into where we look to obtain special hedge accounting treatment, we formally document the relationship between the hedging instrument and hedged item, as well as its risk-management objective and strategy for undertaking the hedge. This process includes linking all derivatives that are designated as fair-value, cash-flow, or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. We also formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that a derivative is not highly effective, then we will be required to discontinue hedge accounting with respect to that derivative prospectively.

Foreign Exchange Risk Management
We enter into forward exchange contracts to hedge anticipated transactions as well as receivables and payables denominated in foreign currencies for periods consistent with our identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on our costs and on the cash flows that we receive from foreign subsidiaries. Almost all foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions rated as strong investment grade by a major rating agency. We also enter into foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. The forward exchange contracts have been designated as cash-flow hedges. As of December 31, 2003, these cash-flow hedges were highly effective, in all material respects.

                         THE ESTEE LAUDER COMPANIES INC.


As a matter of policy, we only enter into contracts with counterparties that have at least an "A" (or equivalent) credit rating. The counterparties to these contracts are major financial institutions. We do not have significant exposure to any one counterparty. Our exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss under these hedging contracts is remote and in any event would not be material to the consolidated financial results. The contracts have varying maturities through the end of October 2004. Costs associated with entering into such contracts have not been material to our consolidated financial results. We do not utilize derivative financial instruments for trading or speculative purposes. At December 31, 2003, we had foreign currency contracts in the form of forward exchange contracts and option contracts in the amount of $425.7 million and $25.9 million, respectively. The foreign currencies included in forward exchange contracts (notional value stated in U.S. dollars) are principally the Euro ($132.3 million), British pound ($69.0 million), Swiss franc ($64.5 million), Canadian dollar ($32.0 million), Australian dollar ($30.0 million), Japanese yen ($28.6 million) and South Korean won ($22.1 million). The foreign currencies included in the option contracts (notional value stated in U.S. dollars) are principally the Canadian dollar ($13.9 million) and Swiss franc ($7.8 million).

Interest Rate Risk Management
We enter into interest rate derivative contracts to manage the exposure to fluctuations of interest rates on our funded indebtedness and anticipated issuance of debt, as well as cash investments, for periods consistent with the identified exposures. All interest rate derivative contracts are with large financial institutions rated as strong investment grade by a major rating agency.

We have an interest rate swap agreement with a notional amount of $250.0 million to effectively convert fixed interest on the existing $250.0 million 6% Senior Notes to variable interest rates based on LIBOR. We designated the swap as a fair-value hedge. As of December 31, 2003, the fair-value hedge was highly effective, in all material respects.

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

Market Risk
Using the value-at-risk model, as discussed in our annual report on Form 10-K for the fiscal year ended June 30, 2003, our average value-at-risk, calculated for the most recent twelve months, is $7.4 million related to our foreign exchange contracts. As of December 31, 2003, our average value-at-risk related to our interest rate contracts for the six month period for which these contracts were outstanding was $14.7 million. There have been no significant changes in market risk since June 30, 2003 that would have a material effect on our calculated value-at-risk exposure, as disclosed in the annual report on Form 10-K for the fiscal year ended June 30, 2003.

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

                         THE ESTEE LAUDER COMPANIES INC.

Recently issued Accounting Standards

On January 12, 2004 the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," ("FSP No. 106-1") in response to a new law regarding prescription drug benefits under Medicare ("Medicare Part D") as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Currently, Statement of Financial Accounting Standard No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS No. 106") requires that changes in relevant law be considered in current measurement of postretirement benefit costs. However, certain accounting issues related to the federal subsidy remain unclear and significant uncertainties may exist which impair a plan sponsor's ability to evaluate the direct effects of the new law and the ancillary effects on plan participants' behavior and healthcare costs. Due to these uncertainties, FSP
No. 106-1 provides plan sponsors with an opportunity to elect to defer recognizing the effects of the new law in the accounting for its retiree health care benefit plans under SFAS No. 106 and to provide related disclosures until authoritative guidance on the accounting for the federal subsidy is issued and clarification regarding other uncertainties is resolved. We have elected to defer recognition while evaluating the new law and the pending issuance of authoritative guidance and their effect, if any, on our results of operations, financial position and financial statement disclosure. Therefore, any measures of the accumulated postretirement benefit obligation or the net periodic postretirement benefit cost do not reflect the effects of the new law and issued guidance could require us to change previously reported information.

In December 2003, the Financial Accounting Standards Board revised Statement of Financial Accounting Standard No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," ("SFAS No. 132") establishing additional annual disclosures about plan assets, investment strategy, measurement date, plan obligations and cash flows. In addition, the revised standard established interim disclosure requirements related to the net periodic benefit cost recognized and contributions paid or expected to be paid during the current fiscal year. The new annual disclosures are effective for financial statements with fiscal years ending after December 15, 2003 and the interim-period disclosures are effective for interim periods beginning after December 15, 2003. We will adopt the annual disclosures for our fiscal year ending June 30, 2004 and the interim disclosures for our fiscal quarter ending March 31, 2004. The adoption of the revised SFAS No. 132 will have no impact on our results of operation or financial condition.

We have adopted Statement of Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 established standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Among other things, it specifically requires that mandatorily redeemable instruments, such as redeemable preferred stock, be classified as a liability. Initial and subsequent measurements of the instruments differ based on the characteristics of each instrument and as provided for in the statement. Based on the provisions of this statement, we have classified the Cumulative Redeemable Preferred Stock as a liability and the related dividends thereon have been characterized as interest expense. Restatement of financial statements for earlier years presented was not permitted. The adoption of this statement has resulted in the inclusion of the dividends on the preferred stock (equal to $4.3 million in the current quarter and $10.1 million year-to-date) as interest expense. While the inclusion has impacted net earnings, net earnings attributable to common stock and earnings per common share were unaffected. Given that the dividends are not deductible for income tax purposes, the inclusion of the preferred stock dividends as an interest expense has caused an increase in our effective tax rate. The adoption of SFAS No. 150 had no impact on our financial condition.

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

                         THE ESTEE LAUDER COMPANIES INC.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is set forth in Item 2 of this Quarterly Report on Form 10-Q under the caption "Liquidity and Capital Resources - Market Risk" and is incorporated herein by reference.

Item 4. Controls and Procedures

Our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2003 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

There has been no change in our internal control over financial reporting (as defined in Rules13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In July 2003, we entered into a settlement agreement with the plaintiffs, the other Manufacturer Defendants (as defined below) and the Department Store Defendants (as defined below) in a consolidated class action lawsuit that had been pending in the Superior Court of the State of California in Marin County since 1998. In connection with the settlement, the case has been refiled in the United States District Court for the Northern District of California on behalf of a nationwide class of consumers of prestige cosmetics in the United States. The settlement requires Court approval and, if approved by the Court, will result in the plaintiffs' claims being dismissed, with prejudice, in their entirety. There has been no finding or admission of any wrongdoing by the Company in this lawsuit. We entered into the settlement agreement solely to avoid protracted and costly litigation. In connection with the settlement agreement, the defendants, including the Company, will provide consumers with certain free products and pay the plaintiffs' attorneys' fees. To meet its obligations under the settlement, the Company took a special pre-tax charge of $22.0 million, or $13.5 million after-tax, equal to $.06 per diluted common share in the fourth quarter of fiscal 2003. The charge did not have a material adverse effect on the Company's financial condition. In the federal action, the plaintiffs, purporting to represent a class of all U.S. residents who purchased prestige cosmetics products at retail for personal use from eight department stores groups that sold such products in the United States (the "Department Store Defendants"), alleged that the Department Store Defendants, the Company and eight other manufacturers of cosmetics (the "Manufacturer Defendants") conspired to fix and maintain retail prices and to limit the supply of prestige cosmetics products sold by the Department Store Defendants in violation of state and federal laws. The plaintiffs sought, among other things, treble damages, equitable relief, attorneys' fees, interest and costs.

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

In January 2004, the Company settled an employment lawsuit filed in June 2003 in the U.S. District Court, Eastern District of New York. The settlement will not have a material adverse effect on the Company's consolidated financial condition.

                         THE ESTEE LAUDER COMPANIES INC.

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The information required by this item is set forth in Item 2 of this Quarterly Report on Form 10-Q under the caption "Liquidity and Capital Resources - Share Repurchase Program" and is incorporated herein by reference.

Item 4.  Submission of matters to a vote of security holders

(a) The Annual Meeting of Stockholders of the Company was held on November 5, 2003.

(b)   The following directors were elected at the Annual Meeting of
      Stockholders: Rose Marie Bravo, Irvine O. Hockaday, Jr. and Fred H. Langhammer, as Class I Directors for a term expiring at the 2006 Annual Meeting. The Class II Directors, whose terms expire at the 2004 Annual Meeting, are Lynn Forester de Rothschild, William P. Lauder and Richard D. Parsons. The Class III Directors, whose terms expire at the 2005 Annual Meeting, are Charlene Barshefsky, Leonard A. Lauder, Ronald S. Lauder and Marshall Rose.

(c) (i) Each person elected as a director at the Annual Meeting received the number of votes (shares of Class B Common Stock are entitled to ten votes per share) indicated beside his or her name:

          Name                              Votes For             Votes Withheld
          ----                              ---------             --------------
          Rose Marie Bravo                  1,160,230,434           4,344,110
          Irvine O. Hockaday, Jr.           1,159,594,388           4,980,156
          Fred H. Langhammer                1,157,805,569           6,768,975

    (ii) 1,159,431,196 votes (shares of Class B Common Stock are entitled to ten votes per share) were cast for and 4,703,163 votes were cast against the approval of the Executive Annual Incentive Plan. There were 440,175 abstentions and 10 broker nonvotes.

    (iii) 1,162,326,356 votes (shares of Class B Common Stock are entitled to ten votes per share) were cast for and 1,990,080 votes were cast against the ratification of the appointment of KPMG LLP as independent auditors of the Company for the 2003 fiscal year. There were 258,108 abstentions and no broker nonvotes.

(d)       Not applicable.

Item 5. Other Information

On January 6, 2004, the Company announced that Fred H. Langhammer would be retiring as President and Chief Executive Officer and as a director of the Company on June 30, 2004. After such time, William P. Lauder will become Chief Executive Officer.

                         THE ESTEE LAUDER COMPANIES INC.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits  --


Exhibit  Description
Number
-------
  3.1 Certificate of Designation for the Series A Cumulative Redeemable Preferred Stock.
 10.1 Exchange Agreement, dated as of December 19, 2003, among the Corporation and the holders of the $6.50 Cumulative Redeemable Preferred Stock.
 10.2   Fourth Amendment to Registration Rights Agreement.
 31.1   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        (CEO).
 31.2   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        (CFO).
 32.1   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)
 32.2   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

(b)     Reports on Form 8-K  --

On October 28, 2003, we filed a Current Report on Form 8-K. Pursuant to Item 9 of Form 8-K, we announced a strategic alliance to create a new cosmetics department for Kohl's Department Stores.

On October 28, 2003, we filed a Current Report on Form 8-K. Pursuant to Item 12 of Form 8-K, we reported our fiscal 2004 first-quarter results.

On December 19, 2003, we filed a Current Report on Form 8-K. Pursuant to Item 5 of Form 8-K, we reported an agreed upon restructuring of our outstanding redeemable preferred stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                THE ESTEE LAUDER COMPANIES INC.



Date:  January 29, 2004                         By: /s/Richard W. Kunes
                                                    ----------------------------
                                                       Richard W. Kunes
                                                      Senior Vice President
                                                   and Chief Financial Officer
                                                    (Principal Financial and
                                                      Accounting Officer)