Form 10-Q
period 2004-03-31
ESTEE LAUDER COMPANIES INC
filed 2004-04-29
CIK 1001250

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004
                             ______________________

                                    FORM 10-Q


                                   (Mark One)
 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 -                            Exchange Act of 1934

                  For the quarterly period ended March 31, 2004

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
X   Yes    No
-       -
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
X   Yes    No
-       -
At April 21, 2004, 121,753,886 shares of the registrant's Class A Common Stock, $.01 par value, and 105,484,533 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding.

                                          THE ESTEE LAUDER COMPANIES INC.

                                                       Index
                                                                            Page
                                                                            ----
Part I. Financial Information

Item 1. Financial Statements..................................................2

         Consolidated Statements of Earnings --
              Three Months and Nine Months Ended March 31, 2004 and 2003......2

         Consolidated Balance Sheets --
              March 31, 2004 and June 30, 2003................................3

         Consolidated Statements of Cash Flows --
              Nine Months Ended March 31, 2004 and 2003.......................4

         Notes to Consolidated Financial Statements...........................5

Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations..................14


Item 3. Quantitative and Qualitative Disclosures About Market Risk...........27

Item 4. Controls and Procedures..............................................27

Part II. Other Information...................................................28

                         THE ESTEE LAUDER COMPANIES INC.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                        CONSOLIDATED STATEMENTS OF EARNINGS
                                                    (Unaudited)

                                                                          Three Months Ended           Nine Months Ended
                                                                                March 31                    March 31
                                                                          ------------------           -----------------

                                                                            2004        2003            2004        2003
                                                                            ----        ----            ----        ----

                                                                                  (In millions, except per share data)

Net Sales........................................................         $ 1,421.6  $ 1,233.5       $ 4,387.3  $ 3,876.7
Cost of sales....................................................             358.6      313.8         1,135.4    1,037.1
                                                                          ---------  ---------       ---------  ---------
Gross Profit.....................................................           1,063.0      919.7         3,251.9    2,839.6
                                                                          ---------  ---------       ---------  ---------
Operating expenses:
   Selling, general and administrative...........................             887.9      786.0         2,716.7    2,408.7
   Related party royalties.......................................               5.5        4.4            16.9       14.8
                                                                          ---------  ---------       ---------  ---------
                                                                              893.4      790.4         2,733.6    2,423.5
                                                                          ---------  ---------       ---------  ---------
Operating Income.................................................             169.6      129.3           518.3      416.1

Interest expense, net............................................               6.9        1.9            21.8        7.0
                                                                          ---------  ---------       ---------  ---------
Earnings before Income Taxes, Minority Interest
 and Discontinued Operations.....................................             162.7      127.4           496.5      409.1

Provision for income taxes.......................................              60.9       41.3           185.7      136.0
Minority interest, net of tax....................................              (1.7)      (1.1)           (6.7)      (3.9)
                                                                          ---------  ---------       ---------  ---------
Net Earnings from Continuing Operations..........................             100.1       85.0           304.1      269.2

Discontinued operations, net of tax..............................              (1.8)      (1.2)          (33.1)      (2.4)
                                                                          ---------  ---------       ---------  ---------
Net Earnings ....................................................              98.3       83.8           271.0      266.8

Preferred stock dividends........................................               -          5.9             -         17.6
                                                                          ---------  ---------       ---------  ---------
Net Earnings Attributable to Common Stock........................         $    98.3  $    77.9       $   271.0  $   249.2
                                                                          =========  =========       =========  =========
Basic net earnings per common share:
     Net earnings attributable to common stock from
      continuing operations......................................         $     .44  $     .34       $    1.33  $    1.08
     Discontinued operations.....................................              (.01)      (.00)           (.14)      (.01)
                                                                          ---------  ---------       ---------  ---------
     Net earnings attributable to common stock...................         $     .43  $     .34       $    1.19  $    1.07
                                                                          =========  =========       =========  =========
Diluted net earnings per common share:
     Net earnings attributable to common stock from
      continuing operations......................................         $     .43  $     .34       $    1.31  $    1.07
     Discontinued operations.....................................              (.01)      (.01)           (.14)      (.01)
                                                                          ---------  ---------       ---------  ---------
     Net earnings attributable to common stock...................         $     .42  $     .33       $    1.17  $    1.06
                                                                          =========  =========       =========  =========
Weighted average common shares outstanding:
     Basic.......................................................             228.3      232.1           228.3      233.5
     Diluted.....................................................             231.9      234.0           231.4      235.5

Cash dividends declared per common share.........................         $    -     $   -           $     .30  $     .20

                                 See notes to consolidated financial statements.

                                          THE ESTEE LAUDER COMPANIES INC.

                                            CONSOLIDATED BALANCE SHEETS

                                                                                               March 31            June 30
                                                                                                 2004                2003
                                                                                                 ----                ----
                                                                                              (Unaudited)
                                                                                                        (In millions)
                                    ASSETS
Current Assets
Cash and cash equivalents...............................................................       $  867.8            $  364.1
Accounts receivable, net................................................................          786.7               634.2
Inventory and promotional merchandise, net..............................................          574.5               599.0
Prepaid expenses and other current assets...............................................          243.4               247.6
                                                                                               --------            --------
     Total current assets...............................................................        2,472.4             1,844.9
                                                                                               --------            --------
Property, Plant and Equipment, net......................................................          620.4               607.7
                                                                                               --------            --------
Other Assets
Investments, at cost or market value....................................................           13.8                14.0
Deferred income taxes...................................................................           24.3                38.7
Goodwill, net...........................................................................          671.5               695.3
Other intangible assets, net............................................................           65.6                65.4
Other assets, net.......................................................................           74.1                83.9
                                                                                               --------            --------
     Total other assets.................................................................          849.3               897.3
                                                                                               --------            --------
              Total assets..............................................................       $3,942.1            $3,349.9
                                                                                               ========            ========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term debt.........................................................................       $    5.3            $    7.8
Accounts payable........................................................................          226.1               229.9
Accrued income taxes....................................................................          129.5               111.9
Other accrued liabilities...............................................................          921.6               704.0
                                                                                               --------            --------
     Total current liabilities..........................................................        1,282.5             1,053.6
                                                                                               --------            --------
Noncurrent Liabilities
Long-term debt..........................................................................          836.3               283.6
Other noncurrent liabilities............................................................          164.3               216.8
                                                                                               --------            --------
     Total noncurrent liabilities.......................................................        1,000.6               500.4
                                                                                               --------            --------
Cumulative Redeemable Preferred Stock, at redemption value..............................           -                  360.0
                                                                                               --------            --------
Minority Interest.......................................................................           18.0                12.3
                                                                                               --------            --------
Stockholders' Equity
Common stock, $.01 par value; 650,000,000 shares Class A authorized; shares issued: 137,810,112 at March 31, 2004 and 133,616,710 at June 30, 2003;
   240,000,000 shares Class B authorized; shares issued and outstanding: 105,484,533
   at March 31, 2004 and 107,462,533 at June 30, 2003...................................            2.4                 2.4
Paid-in capital.........................................................................          356.9               293.7
Retained earnings.......................................................................        1,816.1             1,613.6
Accumulated other comprehensive loss....................................................           (3.1)              (53.1)
                                                                                               --------            --------
                                                                                                2,172.3             1,856.6
Less: Treasury stock, at cost; 16,083,560 Class A shares at March 31, 2004
   and 13,623,060 Class A shares at June 30, 2003.......................................         (531.3)             (433.0)
                                                                                               --------            --------
     Total stockholders' equity.........................................................        1,641.0             1,423.6
                                                                                               --------            --------
              Total liabilities and stockholders' equity................................       $3,942.1            $3,349.9
                                                                                               ========            ========

                                 See notes to consolidated financial statements.


                         THE ESTEE LAUDER COMPANIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                                       Nine Months Ended
                                                                                                            March 31
                                                                                                       ------------------
                                                                                                       2004          2003
                                                                                                       ----          ----
                                                                                                          (In millions)
Cash Flows from Operating Activities
   Net earnings...............................................................................     $   271.0      $  266.8
   Adjustments to reconcile net earnings to net cash flows provided by operating activities from continuing operations:
       Depreciation and amortization..........................................................         139.2         127.8
       Deferred income taxes..................................................................          12.0          25.8
       Minority interest......................................................................           6.7           3.9
       Non-cash stock compensation............................................................           5.6           0.1
       Discontinued operations................................................................          33.1           -
       Other..................................................................................           0.8           -
   Changes in operating assets and liabilities:
       Increase in accounts receivable, net...................................................        (128.9)        (88.6)
       Decrease in inventory and promotional merchandise, net.................................          39.6          23.0
       (Increase) decrease in other assets, net...............................................           6.0          (8.9)
       Decrease in accounts payable...........................................................         (12.4)        (36.6)
       Increase in accrued income taxes.......................................................          32.3           6.7
       Increase in other accrued liabilities..................................................         127.2         125.7
       Increase (decrease) in other noncurrent liabilities....................................          18.5         (26.4)
                                                                                                   ---------     ---------
         Net cash flows provided by operating activities of continuing operations.............         550.7         419.3
                                                                                                   ---------     ---------
Cash Flows from Investing Activities
   Capital expenditures.......................................................................        (130.9)       (107.1)
   Acquisition of businesses, net of cash acquired............................................          (3.9)         (7.1)
   Proceeds from divestitures.................................................................           3.0           -
   Proceeds from the disposition of long-term investments.....................................           -             4.0
   Purchases of long-term investments.........................................................          (0.1)          -
                                                                                                   ---------     ---------
         Net cash flows used for investing activities of continuing operations................        (131.9)       (110.2)
                                                                                                   ---------     ---------
Cash Flows from Financing Activities
   Increase (decrease) in short-term debt, net................................................          (2.0)          0.7
   Proceeds from the issuance of long-term debt, net..........................................         197.3           -
   Debt issuance costs........................................................................          (1.8)          -
   Proceeds from the net settlement of treasury lock agreements...............................          15.0           -
   Repayments of long-term debt...............................................................          (2.1)        (42.8)
   Net proceeds from employee stock transactions..............................................          43.7           2.0
   Payments to acquire treasury stock.........................................................         (98.3)       (215.5)
   Dividends paid to stockholders.............................................................         (68.5)        (75.9)
   Distributions made to minority holders.....................................................          (2.8)         (3.4)
                                                                                                   ---------     ---------
         Net cash flows provided by (used for) financing activities of continuing operations..          80.5        (334.9)
                                                                                                   ---------     ---------
Effect of Exchange Rate Changes on Cash and Cash Equivalents..................................           5.5           6.9
                                                                                                   ---------     ---------
Cash flows used for discontinued operations...................................................          (1.1)          -
                                                                                                   ---------     ---------

   Net Increase (Decrease) in Cash and Cash Equivalents.......................................         503.7         (18.9)
   Cash and Cash Equivalents at Beginning of Period...........................................         364.1         546.9
                                                                                                   ---------     ---------
   Cash and Cash Equivalents at End of Period.................................................     $   867.8     $   528.0
                                                                                                   =========     =========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Interest...............................................................................     $    25.9     $    17.2
                                                                                                   =========     =========
       Income taxes...........................................................................     $   134.6     $    95.3
                                                                                                   =========     =========
   Non-cash items:
       Tax benefit from exercise of stock options.............................................     $    14.1     $     0.5
                                                                                                   =========     =========

                                 See notes to consolidated financial statements.

                                          THE ESTEE LAUDER COMPANIES INC.

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of The Estee Lauder Companies Inc. and its subsidiaries (collectively, the "Company") as continuing operations with the exception of the results of its former reporting unit that sold jane brand products which are reflected as discontinued operations (see Note 5). All significant intercompany balances and transactions have been eliminated.

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

Net Earnings Per Common Share

For the three and nine month periods ended March 31, 2004, net earnings per common share ("basic EPS") is computed by dividing net earnings, which includes preferred stock dividends (see "Recently Issued Accounting Standards"), by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions). For the three and nine month periods ended March 31, 2003, net earnings per common share ("basic EPS") is computed by dividing net earnings, after deducting preferred stock dividends on the Company's Cumulative Redeemable Preferred Stock, by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions). Net earnings per common share assuming dilution
("diluted EPS") is computed by reflecting potential dilution from the exercise of stock options.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

                                                                           Three Months Ended           Nine Months Ended
                                                                                March 31                     March 31
                                                                           ------------------          ------------------
                                                                            2004        2003              2004       2003
                                                                            ----        ----              ----       ----
                                                                                            (Unaudited)
                                                                               (In millions, except per share data)
Numerator:
Net earnings from continuing operations...............................    $  100.1    $   85.0         $  304.1    $  269.2
Preferred stock dividends.............................................         -           5.9             -           17.6
                                                                          --------    --------         --------    --------
Net earnings attributable to common stock from continuing operations..       100.1        79.1            304.1       251.6
Discontinued operations, net of tax...................................        (1.8)       (1.2)           (33.1)       (2.4)
                                                                          --------    --------         --------    --------
Net earnings attributable to common stock.............................    $   98.3    $   77.9         $  271.0    $  249.2
                                                                          ========    ========         ========    ========
Denominator:
Weighted average common shares outstanding - Basic....................       228.3       232.1            228.3       233.5
Effect of dilutive securities: Stock options..........................         3.6         1.9              3.1         2.0
                                                                          --------    --------         --------    --------
Weighted average common shares outstanding - Diluted..................       231.9       234.0            231.4       235.5
                                                                          ========    ========         ========    ========
Basic net earnings per common share:
Net earnings from continuing operations...............................    $    .44    $    .34         $   1.33    $   1.08
Discontinued operations, net of tax...................................        (.01)       (.00)            (.14)       (.01)
                                                                          --------    --------         --------    --------
Net earnings..........................................................    $    .43    $    .34         $   1.19    $   1.07
                                                                          ========    ========         ========    ========
Diluted net earnings per common share:
Net earnings from continuing operations...............................    $    .43    $    .34         $   1.31    $   1.07
Discontinued operations, net of tax...................................        (.01)       (.01)            (.14)       (.01)
                                                                          --------    --------         --------    --------
Net earnings..........................................................    $    .42    $    .33         $   1.17    $   1.06
                                                                          ========    ========         ========    ========

                                          THE ESTEE LAUDER COMPANIES INC.

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2004 and 2003, outstanding options to purchase 9.4 million and
21.8 million shares, respectively, of common stock were not included in the computation of diluted EPS because the exercise prices of those options were greater than the average market price of the common stock during the applicable periods.

Dividends

On November 5, 2003, the Board of Directors declared an annual dividend of $.30 per share on Class A and Class B Common Stock, payable on January 6, 2004 to stockholders of record at the close of business on December 16, 2003. On October 30, 2002, the Board of Directors declared an annual dividend of $.20 per share, payable on January 3, 2003 to stockholders of record at the close of business on December 12, 2002. During the quarters ended March 31, 2004 and 2003, the Company paid dividends of $68.5 million and $46.5 million, respectively.

Employee Stock-Based Compensation

As of March 31, 2004, the Company had established a number of share incentive programs as discussed in more detail in our annual report on Form 10-K for the year ended June 30, 2003. The Company applies the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost has been recognized. Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," requires that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company's stock option programs had been determined in accordance with the fair value method prescribed therein. The Company adopted the disclosure portion of SFAS No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure" requiring quarterly SFAS No. 123 pro forma disclosure. The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding awards in each period presented.

                                                                        Three Months Ended         Nine Months Ended
                                                                              March                      March
                                                                        ------------------         -----------------
                                                                           2004     2003             2004     2003
                                                                           ----     ----             ----     ----
                                                                                            (Unaudited)
                                                                             (In millions, except per share data)
Net earnings attributable to common stock, as reported................    $ 98.3   $ 77.9          $ 271.0   $ 249.2
Deduct: Total stock-based employee compensation expense
         determined under fair value method for all awards,
         net of related tax effects...................................      (7.1)    (6.1)           (24.3)    (16.9)
                                                                          ------   ------          -------   -------
Pro forma net earnings, attributable to common stock..................    $ 91.2   $ 71.8          $ 246.7   $ 232.3
                                                                          ======   ======          =======   =======
Earnings per common share:
   Basic - as reported................................................    $  .43   $  .34          $  1.19   $  1.07
                                                                          ======   ======          =======   =======
   Basic - pro forma..................................................    $  .40   $  .31          $  1.08   $   .99
                                                                          ======   ======          =======   =======
   Diluted - as reported..............................................    $  .42   $  .33          $  1.17   $  1.06
                                                                          ======   ======          =======   =======
   Diluted - pro forma................................................    $  .39   $  .31          $  1.06   $   .98
                                                                          ======   ======          =======   =======

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and retail customer deductions of $30.2 million and $31.8 million as of March 31, 2004 and June 30, 2003, respectively.

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

                                                                          March 31           June 30
                                                                            2004              2003
                                                                            ----              ----
                                                                        (Unaudited)
                                                                                (In millions)
         Inventory and promotional merchandise consists of:
           Raw materials.........................................         $   96.9          $  137.7
           Work in process.......................................             28.6              34.1
           Finished goods........................................            328.6             296.6
           Promotional merchandise...............................            120.4             130.6
                                                                          --------          --------
                                                                          $  574.5          $  599.0
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

                                                                          March 31          June 30
                                                                            2004             2003
                                                                            ----             ----
                                                                        (Unaudited)
                                                                                (In millions)

         Land....................................................        $    13.7         $    13.5
         Buildings and improvements..............................            159.4             152.7
         Machinery and equipment.................................            668.6             599.5
         Furniture and fixtures..................................            101.7              95.3
         Leasehold improvements..................................            602.0             538.1
                                                                         ---------         ---------
                                                                           1,545.4           1,399.1
         Less accumulated depreciation and amortization..........            925.0             791.4
                                                                         ---------         ---------
                                                                         $   620.4         $   607.7
                                                                         =========         =========

Depreciation and amortization of property, plant and equipment was $44.8 million and $38.7 million during the three months ended March 31, 2004 and 2003, respectively, and $129.3 million and $113.5 million during the nine months ended March 31, 2004 and 2003, respectively.

Restructuring Accrual

During the nine-month period ended March 31, 2004, the Company paid $12.1 million against its restructuring accrual of which $9.7 million related to the fiscal 2002 charges and $2.4 million related to the fiscal 2001 charges, bringing the restructuring accrual balance at March 31, 2004 to $12.4 million. Of the amount paid during the nine-month period ended March 31, 2004, approximately $9.0 million related to severance payments. There have been no material changes to the restructuring plans since June 30, 2003.

                                          THE ESTEE LAUDER COMPANIES INC.

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pension and Postretirement Benefit Plans

The Company maintains pension plans covering substantially all of its full-time employees for its U.S. operations and a majority of its international operations. The Company also maintains a domestic contributory postretirement benefit plan which provides certain medical and dental benefits to eligible employees. Descriptions of these plans are discussed in the Company's annual report on Form 10-K for the year ended June 30, 2003.

The components of net periodic benefit cost for the three months ended March 31, 2004 and 2003 consisted of the following:


                                                                                                               Other than
                                                                     Pension Plans                           Pension Plans
                                                    -------------------------------------------------      -----------------
                                                             U.S.                    International          Postretirement
                                                    -----------------------     ---------------------      -----------------
                                                       2004         2003         2004         2003          2004       2003
                                                     --------     --------      -------      -------      -------    -------
       (Unaudited)
       (In millions)
Service cost....................................    $    4.2     $    3.8     $    2.7     $    2.1     $    0.7     $    0.5
Interest cost...................................         5.0          5.3          2.3          2.0          0.9          0.8
Expected return on plan assets..................        (5.2)        (4.6)        (2.6)        (2.3)         -            -
Amortization of:
   Transition (asset) obligation................         -           (0.4)         0.1          0.1          -            -
   Prior service cost...........................         0.1          0.1          0.1          0.1          -            -
   Actuarial loss (gain)........................         1.6          1.3          0.9          0.4          -            -
Settlements and curtailments....................         -            -            -            -            -            -
                                                    --------     --------     --------     --------     --------     --------
Net periodic benefit cost.......................    $    5.7     $    5.5     $    3.5     $    2.4     $    1.6     $    1.3
                                                    ========     ========     ========     ========     ========     ========


The components of net periodic benefit cost for the nine months ended March 31, 2004 and 2003 consisted of the following:

                                                                                                               Other than
                                                                     Pension Plans                           Pension Plans
                                                    -------------------------------------------------      -----------------
                                                             U.S.                    International          Postretirement
                                                    -----------------------     ---------------------      -----------------
                                                       2004         2003         2004          2003         2004       2003
                                                     --------     --------      -------      -------      -------    -------
       (Unaudited)
       (In millions)
Service cost....................................    $   12.7      $   11.3     $   7.9      $   6.4      $   2.1      $   1.7
Interest cost...................................        15.0          15.9         6.7          6.1          2.6          2.4
Expected return on plan assets..................       (15.5)        (13.7)       (7.6)        (6.9)         -            -
Amortization of:
   Transition (asset) obligation................         -            (1.1)        0.3          0.2          -            -
   Prior service cost...........................         0.4           0.2         0.2          0.2          -            -
   Actuarial loss (gain)........................         4.6           3.8         2.6          1.1          -           (0.1)
Settlements and curtailments....................         -             -           -            -            -            -
                                                    --------      --------     --------     --------     --------     --------
Net periodic benefit cost.......................    $   17.2      $   16.4     $   10.1     $    7.1     $    4.7     $    4.0
                                                    ========      ========     ========     ========     ========     ========

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgements can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The Company's most critical accounting policies relate to revenue recognition; concentration of credit risk; inventory; pension and other postretirement benefit costs; goodwill and other intangible assets; income taxes; and derivatives. Descriptions of these policies are discussed in the Company's annual report on Form 10-K for the year ended June 30, 2003.

                                          THE ESTEE LAUDER COMPANIES INC.

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards

On January 12, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," ("FSP No. 106-1") in response to a new law regarding prescription drug benefits under Medicare ("Medicare Part D") as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Currently, SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," ("SFAS No. 106") requires that changes in relevant law be considered in current measurement of postretirement benefit costs. However, certain accounting issues related to the federal subsidy remain unclear and significant uncertainties may exist which impair a plan sponsor's ability to evaluate the direct effects of the new law and the ancillary effects on plan participants' behavior and healthcare costs. Due to these uncertainties, FSP No. 106-1 provides plan sponsors with an opportunity to elect to defer recognizing the effects of the new law in the accounting for its retiree health care benefit plans under SFAS No. 106 and to provide related disclosures until authoritative guidance on the accounting for the federal subsidy is issued and clarification regarding other uncertainties is resolved. The Company has elected to defer recognition while evaluating the new law and the pending issuance of authoritative guidance and their effect, if any, on the Company's results of operations, financial position and financial statement disclosure. Therefore, any measures of the accumulated postretirement benefit obligation or the net periodic postretirement benefit cost do not reflect the effects of the new law and issued guidance could require the Company to change previously reported information.

In December 2003, the FASB issued FASB Interpretation Number 46-R ("FIN 46-R"), "Consolidation of Variable Interest Entities." FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets forth criteria to be used in determining whether an investment in a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company has evaluated whether the provisions of FIN 46-R are applicable to its investments, certain of which are currently accounted for by the equity method, as well as other arrangements, which may meet the criteria of the interpretation, and believes that there are currently no material arrangements that meet the definition of a variable interest entity which would require consolidation.

In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," ("SFAS No. 132") establishing additional annual disclosures about plan assets, investment strategy, measurement date, plan obligations and cash flows. In addition, the revised standard established interim disclosure requirements related to the net periodic benefit cost recognized and contributions paid or expected to be paid during the current fiscal year. The new annual disclosures are effective for financial statements of companies with fiscal years ending after December 15, 2003 and the interim-period disclosures are effective for interim periods beginning after December 15, 2003. The Company will adopt the annual disclosures for its fiscal year ending June 30, 2004 and has adopted the interim disclosures for its fiscal quarter ended March 31, 2004. The adoption of the revised SFAS No. 132 will have no impact on the Company's results of operation or financial condition.

The Company has adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," ("SFAS No. 150"). SFAS No. 150 established standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Among other things, it specifically requires that mandatorily redeemable instruments, such as redeemable preferred stock, be classified as a liability. Initial and subsequent measurements of the instruments differ based on the characteristics of each instrument and as provided for in the statement. Based on the provisions of this statement, the Company has classified the Cumulative Redeemable Preferred Stock as a liability and the related dividends thereon have been characterized as interest expense. Restatement of financial statements for earlier years presented was not permitted. The adoption of this statement has resulted in the inclusion of the dividends on the preferred stock (equal to $4.3 million and $14.4 million, respectively, for the three and nine months ended March 31, 2004) as interest expense. While the inclusion has impacted net earnings, net earnings attributable to common stock and earnings per common share were unaffected. Given that the dividends are not deductible for income tax purposes, the inclusion of the preferred stock dividends as interest expense has caused an increase in the effective tax rate. The adoption of SFAS No. 150 had no impact on the Company's financial condition.

                                          THE ESTEE LAUDER COMPANIES INC.

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Long-Term Debt

At March 31, 2004, the Company's long-term debt of $836.3 million included:
(i) $360.0 million of Cumulative Redeemable Preferred Stock, which shares have a mandatory redemption date of June 30, 2015 (see "Recently Issued Accounting Standards"); (ii) $251.5 million of 6% Senior Notes due January 2012 consisting of $250.0 million principal, unamortized debt discount of $0.9 million and a $2.4 million adjustment to reflect the fair value of an outstanding interest rate swap; (iii) $197.3 million of 5.75% Senior Notes due October 2033 consisting of $200.0 million principal and unamortized debt discount of $2.7 million; and (iv) a 3.0 billion yen term loan (approximately $27.5 million at current exchange rates), which is due in March 2006.

On July 1, 2003, the Company adopted the provisions of SFAS No. 150 and, accordingly, has classified the $360.0 million Cumulative Redeemable Preferred Stock as long-term debt. This standard requires the classification of the Cumulative Redeemable Preferred Stock as a liability without restatement, and, as such, the Company did not restate the consolidated financial statements for earlier periods presented.

In September 2003, the Company issued and sold $200.0 million of 5.75% Senior Notes due October 2033 ("5.75% Senior Notes") in a public offering. The 5.75% Senior Notes were priced at 98.645% with a yield of 5.846%. Interest payments, which will commence on April 15, 2004, will be made semi-annually on April 15 and October 15 of each year. In May 2003, in anticipation of the issuance of the 5.75% Senior Notes, the Company entered into a series of treasury lock agreements on a notional amount totaling $195.0 million at a weighted average all-in rate of 4.53%. The treasury lock agreements were settled upon the issuance of the new debt and the Company received a payment of $15.0 million that will be amortized against interest expense over the life of the 5.75% Senior Notes. As a result of the treasury lock agreements, debt discount and debt issuance costs, the effective interest rate on the 5.75% Senior Notes will be 5.395% over the life of the debt.

On December 31, 2003, the Company and the holders of the Cumulative Redeemable Preferred Stock exchanged all of the outstanding shares of $6.50 Cumulative Redeemable Preferred Stock due June 30, 2005 for a newly issued series of Cumulative Redeemable Preferred Stock with a mandatory redemption date of June 30, 2015 ("2015 Preferred Stock"). Assuming no early redemption, dividends on the 2015 Preferred Stock are payable at a rate per annum of 4.75%, payable quarterly, until June 30, 2005, down from 6.5% during that period for the original $6.50 Cumulative Redeemable Preferred Stock, and thereafter will be payable at a rate set semi-annually and equal to the after-tax yield on six-month U.S. Treasuries. The 2015 Preferred Stock may be put to the Company under certain circumstances, and may be called for redemption by the Company under certain similar circumstances; however, in each case the puts or calls may not occur until after the passing of Mrs. Estee Lauder. For the shares held by one holder (which holds $68.4 million of the principal amount of the shares of 2015 Preferred Stock after the exchange), the Company's call right will not be exercisable until the thirteenth-month anniversary of Mrs. Lauder's passing. However, if the Company calls and pays for the other shares of the 2015 Preferred Stock prior to June 30, 2005, then the dividend rate on the shares held by that holder, or its transferees, will automatically change to the rate based on six-month U.S. Treasuries upon Mrs. Lauder's passing even if prior to June 30, 2005. This exchange transaction has been accounted for as a modification of the terms of the Cumulative Redeemable Preferred Stock, and accordingly, the effects of this transaction on the Company's operating results have been limited to the prospective change in dividend rates described above.

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

Comprehensive income and its components, net of tax, are as follows:


                                                                           Three Months Ended       Nine Months Ended
                                                                                March 31                 March 31
                                                                           ------------------       -----------------
                                                                            2004       2003          2004        2003
                                                                            ----       ----          ----        ----
                                                                                            (Unaudited)
                                                                                           (In millions)

Net earnings.....................................................         $  98.3    $  83.8       $ 271.0    $ 266.8
                                                                          -------    -------       -------    -------
Other comprehensive income (loss):
     Net unrealized investment gain (loss).......................             0.2        1.2           0.2       (0.3)
     Net derivative instruments gain (loss)......................             4.1        3.5           9.4        7.5
     Net minimum pension liability adjustments...................              -          -            0.5       (0.3)
     Translation adjustments.....................................             2.7        7.8          39.9       18.8
                                                                          -------    -------       -------    -------
     Other comprehensive income (loss)...........................             7.0       12.5          50.0       25.7
                                                                          -------    -------       -------    -------
Comprehensive income.............................................         $ 105.3    $  96.3       $ 321.0    $ 292.5
                                                                          =======    =======       =======    =======


The accumulated net gain (loss) on derivative instruments consists of the following:

                                                                           Three Months Ended       Nine Months Ended
                                                                                March 31                 March 31
                                                                           ------------------       -----------------
                                                                            2004       2003           2004       2003
                                                                            ----       ----           ----       ----
                                                                                          (Unaudited)
                                                                                         (In millions)

OCI - derivative instruments, beginning of period................         $   3.8    $  (5.1)       $  (1.5)    $  (9.1)
                                                                          -------    -------        -------     -------
     Gain (loss) on derivative instruments.......................             0.2        2.2            0.7         2.5
     Reclassification to earnings of net loss during the period..             6.0        2.9           14.7         8.9
     Provision for deferred income taxes.........................            (2.1)      (1.6)          (6.0)       (3.9)
                                                                          -------    -------        -------     -------
     Net derivative instruments gain (loss)......................             4.1        3.5            9.4         7.5
                                                                          -------    -------        -------     -------
OCI - derivative instruments, end of period......................         $   7.9    $  (1.6)       $   7.9     $  (1.6)
                                                                          =======    =======        =======     =======


Of the $7.9 million, net of tax, derivative instrument gain recorded in OCI at the end of the current-year period, $9.1 million, net of tax, related to the proceeds from the settlement of the treasury lock agreements upon issuance of the 5.75% Senior Notes which will be reclassified to earnings as an offset to interest expense over the life of the debt and was offset by a $1.2 million loss, net of tax, related to forward and option contracts which the Company will reclassify to earnings during the next fifteen months. At the end of the prior-year period the $1.6 million, net of tax, derivative instrument loss recorded in OCI related to forward and option contracts.

                                          THE ESTEE LAUDER COMPANIES INC.

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Acquisition of Business

In July 2003, the Company acquired the Rodan & Fields skin care line. The initial purchase price, paid at closing, was funded by cash provided by operations, the payment of which did not have a material effect on the Company's results of operations or consolidated financial condition. The Company may be required to make additional payments between fiscal 2007 and 2011 based on certain conditions. In addition, during the nine months ended March 31, 2004, there was other minor acquisition activity. Pro forma results of operations, as if such businesses had been acquired as of the beginning of the fiscal year, have not been presented, as the impact on the Company's consolidated financial results would not have been material.

Note 5 - Divestiture and Discontinued Operations

In February 2004, the Company sold the assets and operations of its reporting unit that sold jane brand products. Prior to the sale of the business, in December 2003, the Company committed to a plan to sell such assets and operations. At the time the decision was made, circumstances warranted that the Company conduct an assessment of the tangible and intangible assets of the jane business. Based on this assessment, the Company determined that the carrying amount of these assets as reflected on the Company's consolidated balance sheets exceeded their estimated fair value. In accordance with the assessment and the closing of the sale, the Company recorded an after-tax charge to discontinued operations of $33.1 million for the nine months ended March 31, 2004. The charge represents the impairment of goodwill in the amount of $26.4 million; the reduction in value of other tangible assets in the amount of $1.3 million, net of taxes; and the operating loss of $5.4 million, net of tax. Included in the operating loss of the nine-month period were additional costs associated with the sale and discontinuation of the business. For the three months ended March 31, 2004, the Company recorded $1.8 million, net of taxes, representing additional costs associated with the sale and discontinuation of the business. All consolidated statements of earnings information for prior periods has been restated for comparative purposes, including the restatement of the makeup product category and the Americas region data presented in Note 6. As of March 31, 2004, accrued liabilities related to the discontinued operations were $3.6 million.

                                          THE ESTEE LAUDER COMPANIES INC.

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Segment Data and Related Information

Reportable operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the "Chief Executive") in deciding how to allocate resources and in assessing performance. Although the Company operates in one business segment, beauty products, management also evaluates performance on a product category basis. Performance is measured based upon net sales and operating income. Operating income represents earnings before income taxes and net interest expense. The accounting policies for each of the reportable segments are substantially the same as those for the consolidated financial statements, as described in the segment data and related information footnote included in the June 30, 2003 annual report on Form 10-K. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements, thus no additional information is produced for the Chief Executive or included herein. There has been no significant variance in the total or long-lived asset value associated with each segment since June 30, 2003 other than the reduction of the assets associated with the discontinuance and sale of our reporting unit which sold jane products.

                                                                           Three Months Ended        Nine Months Ended
                                                                                March 31                  March 31
                                                                           ------------------        -----------------
                                                                            2004       2003           2004      2003
                                                                            ----       ----           ----      ----
                                                                                           (Unaudited)
                                                                                          (In millions)
Product Category
   Net Sales:
      Skin Care........................................................   $   559.1  $   507.8      $ 1,594.1  $ 1,408.6
      Makeup...........................................................       591.0      485.5        1,607.1    1,418.3
      Fragrance........................................................       203.4      181.6          980.9      864.4
      Hair Care........................................................        61.3       53.2          179.1      163.8
      Other............................................................         6.8        5.4           26.1       21.6
                                                                          ---------  ---------      ---------  ---------
                                                                          $ 1,421.6  $ 1,233.5      $ 4,387.3  $ 3,876.7
                                                                          =========  =========      =========  =========
   Operating Income:
      Skin Care........................................................   $    96.0  $    74.4      $   253.8  $   204.8
      Makeup...........................................................        96.1       61.0          206.1      158.5
      Fragrance........................................................       (27.6)      (7.6)          38.7       42.4
      Hair Care........................................................         3.3        1.8           16.8       10.4
      Other............................................................         1.8       (0.3)           2.9        -
                                                                          ---------  ---------      ---------  ---------
                                                                              169.6      129.3          518.3      416.1
      Reconciliation:
         Interest expense, net.........................................         6.9        1.9           21.8        7.0
                                                                          ---------  ---------      ---------  ---------
      Earnings before income taxes, minority interest and
         discontinued operations.......................................   $   162.7  $   127.4      $   496.5  $   409.1
                                                                          =========  =========      =========  =========

REGIONAL DATA
   Net Sales:
      The Americas.....................................................   $   783.1  $   715.6      $ 2,439.3  $ 2,274.8
      Europe, the Middle East & Africa.................................       453.1      361.5        1,367.6    1,104.0
      Asia/Pacific.....................................................       185.4      156.4          580.4      497.9
                                                                          ---------  ---------      ---------  ---------
                                                                          $ 1,421.6  $ 1,233.5      $ 4,387.3  $ 3,876.7
                                                                          =========  =========      =========  =========
   Operating Income:
      The Americas.....................................................   $   102.8  $    78.4      $   281.3  $   216.8
      Europe, the Middle East & Africa.................................        57.2       44.7          193.7      162.7
      Asia/Pacific.....................................................         9.6        6.2           43.3       36.6
                                                                          ---------  ---------      ---------  ---------
                                                                          $   169.6  $   129.3      $   518.3  $   416.1
                                                                          =========  =========      =========  =========

Note 7 - Subsequent Event

On April 24, 2004, Mrs. Estee Lauder passed away. At that time, the 2015 Preferred Stock, as described in Note 2 and included in our long-term debt as of March 31, 2004, became current based upon the ability of the holders of the 2015 Preferred Stock to put the shares to the Company for redemption.

                                          THE ESTEE LAUDER COMPANIES INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results Of Operations

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories which are distributed in over 130 countries and territories. The following is a comparative summary of operating results for the three and nine months ended March 31, 2004 and 2003, and reflects the basis of presentation described in Note 1 to the consolidated financial statements for all periods presented. Sales of products and services that do not meet our definition of skin care, makeup, fragrance or hair care have been included in the "other" category.

                                                                           Three Months Ended         Nine Months Ended
                                                                                March 31                  March 31
                                                                           ------------------         -----------------
                                                                            2004       2003            2004       2003
                                                                            ----       ----            ----       ----
                                                                                           (In millions)
Net Sales
   By Region:
      The Americas...............................................         $   783.1  $   715.6       $ 2,439.3  $ 2,274.8
      Europe, the Middle East & Africa...........................             453.1      361.5         1,367.6    1,104.0
      Asia/Pacific...............................................             185.4      156.4           580.4      497.9
                                                                          ---------  ---------       ---------  ---------
                                                                          $ 1,421.6  $ 1,233.5       $ 4,387.3  $ 3,876.7
                                                                          =========  =========       =========  =========
   By Product Category:
      Skin Care..................................................         $   559.1  $   507.8       $ 1,594.1  $ 1,408.6
      Makeup.....................................................             591.0      485.5         1,607.1    1,418.3
      Fragrance..................................................             203.4      181.6           980.9      864.4
      Hair Care..................................................              61.3       53.2           179.1      163.8
      Other......................................................               6.8        5.4            26.1       21.6
                                                                          ---------  ---------       ---------  ---------
                                                                          $ 1,421.6  $ 1,233.5       $ 4,387.3  $ 3,876.7
                                                                          =========  =========       =========  =========
Operating Income
   By Region:
      The Americas...............................................         $   102.8  $    78.4       $   281.3  $   216.8
      Europe, the Middle East & Africa...........................              57.2       44.7           193.7      162.7
      Asia/Pacific...............................................               9.6        6.2            43.3       36.6
                                                                          ---------  ---------       ---------  ---------
                                                                          $   169.6  $   129.3       $   518.3  $   416.1
                                                                          =========  =========       =========  =========
   By Product Category:
      Skin Care..................................................         $    96.0  $    74.4       $   253.8  $   204.8
      Makeup.....................................................              96.1       61.0           206.1      158.5
      Fragrance..................................................             (27.6)      (7.6)           38.7       42.4
      Hair Care..................................................               3.3        1.8            16.8       10.4
      Other......................................................               1.8       (0.3)            2.9       -
                                                                          ---------  ---------       ---------  ---------
                                                                          $   169.6  $   129.3       $   518.3  $   416.1
                                                                          =========  =========       =========  =========

                                          THE ESTEE LAUDER COMPANIES INC.


The following table presents certain consolidated earnings data as a percentage of net sales:

                                                                           Three Months Ended       Nine Months Ended
                                                                                March 31                 March 31
                                                                           ------------------       -----------------
                                                                             2004       2003         2004       2003
                                                                             ----       ----         ----       ----
Net sales........................................................           100.0%     100.0%       100.0%     100.0%
Cost of sales....................................................            25.2       25.4         25.9       26.8
                                                                            -----      -----        -----      -----
Gross profit.....................................................            74.8       74.6         74.1       73.2
                                                                            -----      -----        -----      -----
Operating expenses
   Selling, general and administrative...........................            62.5       63.6         61.9       62.1
   Related party royalties.......................................             0.4        0.5          0.4        0.4
                                                                            -----      -----        -----      -----
                                                                             62.9       64.1         62.3       62.5
                                                                            -----      -----        -----      -----

Operating income.................................................            11.9       10.5         11.8       10.7
Interest expense, net............................................             0.5        0.2          0.5        0.2
                                                                            -----      -----        -----      -----

Earnings before income taxes, minority interest and discontinued
   operations....................................................            11.4       10.3         11.3       10.5
Provision for income taxes.......................................             4.3        3.3          4.2        3.5
Minority interest, net of tax....................................            (0.1)      (0.1)        (0.2)      (0.1)
                                                                            -----      -----        -----      -----

Net earnings from continuing operations..........................             7.0        6.9          6.9        6.9
Discontinued operations..........................................            (0.1)      (0.1)        (0.7)      (0.1)
                                                                            -----      -----        -----      -----
Net earnings.....................................................             6.9%       6.8%         6.2%       6.8%
                                                                            =====      =====        =====      =====



Third Quarter Fiscal 2004 as Compared with Third Quarter Fiscal 2003

Net Sales

Net sales increased 15% or $188.1 million to $1,421.6 million reflecting growth in all product categories and all geographic regions. Product category increases resulted from new and recent product launches and the addition of the Darphin line of products, which was acquired during the fourth quarter of fiscal 2003. Net sales results in Europe, the Middle East & Africa and Asia/Pacific grew double digits in the current quarter and were positively impacted by the weakening of the U.S. dollar. Excluding the impact of foreign currency translation, net sales increased 10%.

Product Categories

Skin Care
Net sales of skin care products increased 10% or $51.3 million to $559.1 million reflecting the addition of the Darphin line of products as well as growth in developing brands, particularly outside the Americas. Increased net sales were supported by new and recently launched products which include Hydra Complete Multi-Level Moisture products and Idealist Micro-D Deep Thermal Refinisher by Estee Lauder and Repairwear Day SPF 15 Intensive products and Pore Minimizer products by Clinique. The increase was also supported by strong sales of Re-Nutriv Intensive Lifting products by Estee Lauder. Partially offsetting these increases were lower net sales of certain existing products such as Perfectionist Correcting Serum for Lines/Wrinkles and Idealist Skin Refinisher by Estee Lauder and Repairwear Intensive Night products by Clinique. Excluding the impact of foreign currency translation, skin care net sales increased 4%.

                         THE ESTEE LAUDER COMPANIES INC.

Makeup
Makeup net sales increased 22% or $105.5 million to $591.0 million. Our makeup artist lines, led by M.A.C and Bobbi Brown, experienced growth from existing and new points of distribution. Current period product launches include Perfectly Real Makeup by Clinique and Electric Intense LipCreme by Estee Lauder which contributed to net sales growth. In addition, increased net sales also reflected the recent launches of Ideal Matte Refinishing Makeup SPF 8, Pure Color Eye Shadow Duo and Artist's Lip and Eye Pencils by Estee Lauder as well as High Impact Mascara and the High Impact Eye Shadow collection by Clinique. Offsetting these increases were lower net sales of certain existing products such as Colour Surge Lipstick and Eye Defining Duo by Clinique as well as MagnaScopic Maximum Volume Mascara, which experienced a successful launch during the prior-year quarter, and So Ingenious Multi-Dimension Liquid Makeup and Loose Powder from Estee Lauder. Excluding the impact of foreign currency translation, makeup net sales increased 17%.

Fragrance
Net sales of fragrance products increased 12% or $21.8 million to $203.4 million reflecting net sales growth outside the Americas, which was supported by improved results from our travel retail business and the weakening of the U.S. dollar. Recent launches of Estee Lauder Beyond Paradise, Clinique Simply, the Tommy Jeans collection and Aramis Life also contributed to net sales improvements. These net sales increases were partially offset by lower net sales of Clinique Happy Heart, Beautiful and Intuition by Estee Lauder, Estee Lauder pleasures, Estee Lauder pleasures intense and certain Tommy Hilfiger products. Excluding the impact of foreign currency translation, fragrance net sales increased 5%.

Hair Care
Hair care net sales increased 15% or $8.1 million to $61.3 million primarily attributable to Aveda and Bumble and bumble both of which experienced growth from existing and new points of distribution as well as the success of new and existing products. Excluding the impact of foreign currency translation, hair care net sales increased 13%.

The introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

Geographic Regions
Net sales in the Americas increased 9% or $67.5 million to $783.1 million reflecting an improving retail environment particularly in the latter portion of the quarter, however, the domestic fragrance business continues to be challenging. Other product categories contributed to growth in this region supported by the success of new and recently launched products. This improvement was led by the makeup category reflecting growth in our core brands and the continued development of our makeup artist lines as well as growth from most of our freestanding retail stores.

In Europe, the Middle East & Africa, net sales increased 25% or $91.6 million to $453.1 million. We benefited from higher net sales in our travel retail business, Spain, the United Kingdom and Germany, as well as from the addition of Darphin and the effect of favorable foreign currency exchange rates to the U.S. dollar. Excluding the impact of foreign currency translation, net sales in Europe, the Middle East & Africa increased 12%.

Net sales in Asia/Pacific increased 19% or $29.0 million to $185.4 million. This increase reflected higher net sales in Japan, Australia, China and the effect of favorable foreign currency exchange rates to the U.S. dollar. Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 10%.

We strategically stagger our new product launches by geographic market, which may contribute to differences in regional sales growth.

Cost of Sales

Cost of sales as a percentage of total net sales improved to 25.2% from 25.4% reflecting production and supply chain efficiencies of approximately 60 basis points and lower costs from promotional activities of approximately 30 basis points. Substantially offsetting these improvements were changes in exchange rates and the mix of products being sold as well as by increased travel retail sales, which carry a higher cost of goods sold percentage. Travel retail has a higher cost of goods sold percentage because of its heavy fragrance mix coupled with its margin structure.

Since the cost of promotional activities is a component of cost of sales and the timing and level of promotions vary with our promotional calendar, we have experienced, and expect to continue to experience, fluctuations in the cost of sales percentage.

                         THE ESTEE LAUDER COMPANIES INC.

Operating Expenses

Operating expenses decreased to 62.9% of net sales as compared with 64.1% of net sales in the prior-year quarter. The decrease in operating expenses as a percentage of net sales reflects the higher growth rate in net sales, particularly in the travel retail business, cost containment efforts to maintain expenses in line with our business needs and to a lesser extent a shift of planned advertising production activities from the third quarter to the fourth quarter. The decrease was partially offset by higher levels of advertising, sampling and merchandising to support new and recently launched products, operating expenses related to spending behind BeautyBank (our division dedicated to developing new beauty brand concepts and business opportunities, including the development of new brands for sale to Kohl's Department Stores) and the higher operating costs associated with newly acquired brands.

Changes in advertising, sampling and merchandising spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

On April 24, 2004, Mrs. Estee Lauder passed away. As a result, the royalty payments made to her since 1969 in connection with our purchase of the "Estee Lauder" trademark outside the United States ceased to accrue. The estimated impact for the remainder of fiscal 2004 will be a reduction of operating expenses of approximately $3.8 million, or $2.3 million after tax.

Operating Income

Operating income increased 31% or $40.3 million to $169.6 million as compared with the prior-year quarter. Operating margins were 11.9% of net sales in the current period as compared with 10.5% in the prior-year quarter. The increase in operating margin reflects sales growth coupled with improvements in the components of cost of sales and certain operating expenses.

Product Categories
Operating income increased 58% to $96.1 million in makeup, 29% to $96.0 million in skin care and 83% to $3.3 million in hair care reflecting net sales growth primarily from our developing brands as well as success of new and recently launched products. Our operating loss in the fragrance category increased by $20.0 million to $27.6 million. The fragrance category continues to be challenged by a soft domestic fragrance market, while we have continued to support our recent product launches as well as their international rollout and incurred development costs for future fragrance launches.

Geographic Regions
Operating income in the Americas increased 31% or $24.4 million to $102.8 million primarily reflecting growth in our makeup category. In Europe, the Middle East & Africa, operating income increased 28% or $12.5 million to $57.2 million primarily due to the significant increase in our travel retail business and improvements in a number of markets led by Spain, Germany, Greece, Italy and Switzerland. In Asia/Pacific, operating income increased 55% or $3.4 million to $9.6 million reflecting improved results in Japan, Singapore, Hong Kong and Thailand. At the same time, we continued to invest in the region to support new brand expansion and business opportunities in developing markets such as China.

Interest Expense, Net

Net interest expense was $6.9 million as compared with $1.9 million in the prior-year quarter. The increase in net interest expense was due primarily to the inclusion of the preferred stock dividends of $4.3 million as interest expense in the current period. This change in reporting resulted from a change in accounting standards which prohibits us from restating the prior period results (see "Recently Issued Accounting Standards"). To a lesser extent, interest expense was also affected by higher average net borrowings partially offset by a lower effective interest rate provided by the interest rate swap on the 6% Senior Notes.

Provision for Income Taxes

The provision for income taxes represents Federal, foreign, state and local income taxes. The effective rate for income taxes for the three months ended March 2004 was 37.4% as compared with 32.4% in the prior-year quarter. These rates differ from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. The increase in the effective income tax rate was attributable to the inclusion of the preferred stock dividends as interest expense which are not deductible for income tax purposes, the anticipated full-year mix of global earnings and to a lesser extent the timing of tax planning initiatives. The prior-period rate included benefits derived from certain favorable tax negotiations.

                         THE ESTEE LAUDER COMPANIES INC.

Discontinued Operations

In February 2004, we sold the assets and operations of our reporting unit that sold jane brand products. During the third quarter, we recorded a loss of $1.8 million, net of tax, representing additional costs associated with the sale and discontinuation of the business. All consolidated statements of earnings information for prior periods has been restated for comparative purposes, including the restatement of the makeup product category and the Americas region data.

Nine Months Fiscal 2004 as compared with Nine Months Fiscal 2003

Net Sales

Net sales increased 13% or $510.6 million to $4,387.3 million reflecting growth in all product categories and all geographic regions led by double digit growth in Europe, the Middle East & Africa and the addition of the Darphin line of products, which was acquired during the fourth quarter of fiscal 2003. Net sales results in Europe, the Middle East & Africa and Asia/Pacific in the current period benefited from the weakening of the U.S. dollar. Excluding the impact of foreign currency translation, net sales increased 8%.

Product Categories

Skin Care
Net sales of skin care products increased 13% or $185.5 million to $1,594.1 million. This increase in net sales was primarily attributable to new and recently launched products such as Idealist Micro-D Deep Thermal Refinisher and Hydra Complete Multi-Level Moisture products by Estee Lauder and Pore Minimizer products by Clinique. The increase was supported by strong sales of Re-Nutriv Intensive Lifting products by Estee Lauder, and the Repairwear line of products from Clinique and products in Clinique's 3-Step Skin Care System, as well as the addition of the Darphin line of products. Partially offsetting these increases were lower net sales of certain existing products such as Advanced Stop Signs by Clinique and Idealist Skin Refinisher, Lightsource Age-Resisting Moisture Lotion and Resilience Lift products by Estee Lauder. Excluding the impact of foreign currency translation, skin care net sales increased 8%.

Makeup
Makeup net sales increased 13% or $188.8 million to $1,607.1 million. In addition to strong sales of our M.A.C and Bobbi Brown makeup artist lines, the increase in net sales reflected the current year launch of Perfectly Real Makeup by Clinique and Ideal Matte Refinishing Makeup SPF 8 and Electric Intense LipCreme by Estee Lauder. The increase in net sales also reflected the recent launches of High Impact Mascara by Clinique and Artist's Lip and Eye Pencils, Pure Color Lip Vinyl and Pure Color Eye Shadow Duo by Estee Lauder. Offsetting these increases were lower net sales of certain existing products such as So Ingenious Multi-Dimension Liquid Makeup and Loose Powder, Pure Color Lipstick and Pure Color Velvet Lipstick and Nail Lacquer from Estee Lauder. Excluding the impact of foreign currency translation, makeup net sales increased 9%.

Fragrance
Net sales of fragrance products increased 13% or $116.5 million to $980.9 million. The increase in net sales was primarily attributable to the current year launches of Estee Lauder Beyond Paradise, Aramis Life, Clinique Simply and the Tommy Jeans collection. The increase in net sales also benefited from improved results from our travel retail business. These net sales increases were partially offset by lower net sales of Estee Lauder pleasures, Beautiful and Intuition by Estee Lauder, Clinique Happy and certain Tommy Hilfiger products. Excluding the impact of foreign currency translation, fragrance net sales increased 8%.

Hair Care
Hair care net sales increased 9% or $15.3 million to $179.1 million primarily attributable to Aveda and Bumble and bumble. The increase from Aveda was due to increased distribution and successful recent product launches. Bumble and bumble experienced growth from existing and new points of distribution. Partially offsetting these increases were lower net sales from Clinique's Simple Hair Care System. Excluding the impact of foreign currency translation, hair care net sales increased 7%.

The introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

                         THE ESTEE LAUDER COMPANIES INC.

Geographic Regions
Net sales in the Americas increased 7% or $164.5 million to $2,439.3 million primarily reflecting growth from our newer brands as well as the success of new and recently launched products and an improving retail environment.

In Europe, the Middle East & Africa, net sales increased 24% or $263.6 million to $1,367.6 million primarily reflecting higher net sales from our travel retail business, the United Kingdom, Spain, South Africa, Germany and Greece as well as from the addition of Darphin. We also benefited from the effect of favorable foreign currency exchange rates to the U.S. dollar. Excluding the impact of foreign currency translation, net sales in Europe, the Middle East & Africa increased 12%.

Net sales in Asia/Pacific increased 17% or $82.5 million to $580.4 million. This increase reflected higher net sales in Australia, Japan, Taiwan, Korea, and China. Excluding the impact of foreign currency translation, net sales in Asia/ Pacific increased 9%.

We strategically stagger our new product launches by geographic market, which may contribute to differences in regional sales growth.

Cost of Sales

Cost of sales as a percentage of total net sales improved to 25.9% from 26.8% reflecting production and supply chain efficiencies and lower costs from promotional activities of approximately 70 basis points each. Partially offsetting these improvements were changes in exchange rates and the mix of products being sold as well as by increased travel retail sales, which carry a higher cost of goods sold percentage. Travel retail has a higher cost of goods sold percentage because of its heavy fragrance mix coupled with its margin structure.

Since the cost of promotional activities is a component of cost of sales and the timing and level of promotions vary with our promotional calendar, we have experienced, and expect to continue to experience, fluctuations in the cost of sales percentage.

Operating Expenses

Operating expenses decreased to 62.3% of net sales as compared with 62.5% of net sales in the prior-year period. The decrease in operating expenses as a percentage of net sales reflects the higher growth rate in net sales, particularly the newer brands and in the travel retail business. Partially offsetting the favorability in the current period were higher levels of advertising, sampling and merchandising to support new and recently launched products, operating expenses related to spending behind BeautyBank, the higher operating costs associated with newly acquired brands and expenses related to compliance with new regulatory requirements (such as those arising under the Sarbanes-Oxley Act of 2002).

Changes in advertising, sampling and merchandising spending result from the type, timing and level of advertising, sampling and merchandising activities related to product launches and rollouts, as well as the markets being emphasized.

On April 24, 2004, Mrs. Estee Lauder passed away. As a result, the royalty payments made to her since 1969 in connection with our purchase of the "Estee Lauder" trademark outside the United States ceased to accrue. The estimated impact for the remainder of fiscal 2004 will be a reduction of operating expenses of approximately $3.8 million, or $2.3 million after tax.

Operating Income

Operating income increased 25% or $102.2 million to $518.3 million as compared with the prior-year period. Operating margins were 11.8% of net sales in the current period as compared with 10.7% in the prior-year period. The increase in operating margin reflects sales growth coupled with the improvement in the components of cost of sales as well as our continued control of non-business building expenses.

Product Categories
Operating income increased 30% to $206.1 million in makeup, 24% to $253.8 million in skin care and 62% to $16.8 million in hair care reflecting overall sales growth and new product introductions. Operating income decreased 9% to $38.7 million in fragrance reflecting increased support spending related to new product launch activities.

                         THE ESTEE LAUDER COMPANIES INC.

Geographic Regions
Operating income in the Americas increased 30% or $64.5 million to $281.3 million. Contributing to the increase were an improved retail environment, strong product launches and growth from newer brands. In Europe, the Middle East & Africa, operating income increased 19% or $31.0 million to $193.7 million primarily due to the significantly increased results generated from our travel retail business as well as improvements in the United Kingdom and Spain. In Asia /Pacific, operating income increased 18% or $6.7 million to $43.3 million. This increase reflects improved results in Taiwan, Japan and Australia.

Interest Expense, Net

Net interest expense was $21.8 million as compared with $7.0 million in the prior-year period. The increase in net interest expense was due to the inclusion of the preferred stock dividends of $14.4 million as interest expense in the current period. This change in reporting resulted from a change in accounting standards which prohibits us from restating the prior period results (see "Recently Issued Accounting Standards"). To a lesser extent, interest expense was also affected by higher average net borrowings offset by a lower effective interest rate provided by the interest rate swap on the 6% Senior Notes.

Provision for Income Taxes

The provision for income taxes represents Federal, foreign, state and local income taxes. The effective rate for income taxes for the nine months ended March 2004 was 37.4% as compared with 33.2% in the prior-year period. These rates differ from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. The increase in the effective income tax rate was attributable to the inclusion of the preferred stock dividends as interest expense which are not deductible for income tax purposes, the anticipated full-year mix of global earnings and to a lesser extent the timing of tax planning initiatives. The prior-period rate included benefits derived from certain favorable tax negotiations.

Discontinued Operations

In February 2004, we sold the assets and operations of our reporting unit that sold jane brand products. Prior to the sale of the business, in December 2003, we committed to a plan to sell such assets and operations. At the time such decision was made, circumstances warranted that we conduct an assessment of the tangible and intangible assets of the jane business. Based on this assessment, we determined that the carrying amount of these assets as reflected on our consolidated balance sheets exceeded their estimated fair value. In accordance with the assessment and the closing of the sale, we recorded an after-tax charge to discontinued operations of $33.1 million for the nine months ended March 31, 2004. The charge represents the impairment of goodwill in the amount of $26.4 million; the reduction in value of other tangible assets in the amount of $1.3 million, net of taxes; and the operating loss of $5.4 million, net of tax. Included in the operating loss of the nine-month period were additional costs associated with the sale and discontinuation of the business. All consolidated statements of earnings information for prior periods has been restated for comparative purposes, including the restatement of the makeup product category and the Americas region data.

                         THE ESTEE LAUDER COMPANIES INC.

Financial Condition

Liquidity and Capital Resources

Our principal sources of funds historically have been cash flows from operations and borrowings under our commercial paper program, proceeds from the issuance of long-term debt and committed and uncommitted credit lines provided by banks in the United States and abroad. At March 31, 2004, we had cash and cash equivalents of $867.8 million compared with $364.1 million at June 30, 2003.

At March 31, 2004, our outstanding borrowings of $841.6 million included: (i) $360.0 million of Cumulative Redeemable Preferred Stock, which shares have a mandatory redemption date of June 30, 2015 (see "Recently Issued Accounting Standards"), (ii) $251.5 million of 6% Senior Notes due January 2012 consisting of $250.0 million principal, unamortized debt discount of $0.9 million and a $2.4 million adjustment to reflect the fair value of an outstanding interest rate swap; (iii) $197.3 million of 5.75% Senior Notes due October 2033 consisting of $200.0 million principal and unamortized debt discount of $2.7 million; (iv) a 3.0 billion yen term loan (approximately $27.5 million at current exchange rates), which is due in March 2006; and (v) $5.3 million of other short-term borrowings.

On December 31, 2003, we and the holders of the Cumulative Redeemable Preferred Stock exchanged all of their outstanding shares of $6.50 Cumulative Redeemable Preferred Stock due June 30, 2005 for a newly issued series of Cumulative Redeemable Preferred Stock with a mandatory redemption date of June 30, 2015 ("2015 Preferred Stock"). Assuming no early redemption, dividends on the 2015 Preferred Stock are payable at a rate per annum of 4.75%, payable quarterly, until June 30, 2005, down from 6.5% during that period for the original $6.50 Cumulative Redeemable Preferred Stock, and thereafter will be payable at a rate set semi-annually and equal to the after-tax yield on six-month U.S. Treasuries. On April 24, 2004, Mrs. Estee Lauder passed away. As a result, the $360.0 million principal amount of the 2015 Preferred Stock may be put to us. If put to us before June 30, 2005, we would have up to 120 days after the exercise date of the put to pay for the shares. In addition, from and after April 24, 2004, $291.6 million of the principal amount of the shares may be called for redemption by us subject to thirty to sixty days prior written notice. Although there can be no assurance, at this time, we expect that such shares will either be put to us or, pending approval by our Board of Directors, that we will call such shares during the quarter ending June 30, 2004. The remaining $68.4 million of the principal amount of the shares may not be called for redemption by us until May 24, 2005. If prior to June 30, 2005, any portion of the $291.6 million principal amount of the shares is redeemed, then the dividend rate on the same proportion of the remaining $68.4 million principal amount of the shares will automatically change to the rate based on six-month U.S. Treasuries. The benefits from the reduction of the dividend rate from 6.5% to 4.75% amount to $1.6 million per quarter and, assuming the preferred stock remains outstanding for the balance of fiscal 2004, we expect to save approximately $4.7 million in preferred stock dividends for the full fiscal year. As discussed above, certain additional savings may be realized if the redemption occurs prior to the end of the current fiscal year.

In September 2003, we issued and sold $200.0 million of 5.75% Senior Notes due October 2033 ("5.75% Senior Notes") in a public offering. The 5.75% Senior Notes were priced at 98.645% with a yield of 5.846%. Interest payments, which commenced April 15, 2004, will be made semi-annually on April 15 and October 15 of each year. In May 2003, in anticipation of the issuance of the 5.75% Senior Notes, we entered into a series of treasury lock agreements on a notional amount totaling $195.0 million at a weighted average all-in rate of 4.53%. The treasury lock agreements were settled upon the issuance of the new debt and we received a payment of $15.0 million that will be amortized against interest expense over the life of the 5.75% Senior Notes. As a result of the treasury lock agreements, the debt discount and debt issuance costs, our effective interest rate on the 5.75% Senior Notes will be 5.395% over the life of the debt. The net proceeds from the sale of the 5.75% Senior Notes will be used for general corporate purposes, including but not limited to the redemption of our outstanding redeemable preferred stock. We issued these fixed-rate notes to lock in long-term liquidity at historically low prevailing market rates and to mitigate future interest rate volatility.

We have a $750.0 million commercial paper program under which we may issue commercial paper in the United States. Our commercial paper is currently rated A-1 by Standard & Poor's and P-1 by Moody's. Our long-term credit ratings are A+ with a negative outlook by Standard & Poor's and A1 with a stable outlook by Moody's. At March 31, 2004, we had no commercial paper outstanding. We also have an effective shelf registration statement covering the potential issuance of up to an additional $300.0 million in debt securities. As of March 31, 2004,we had an unused $400.0 million revolving credit facility, expiring on June 28, 2006, and $172.8 million in additional uncommitted credit facilities.

Our business is seasonal in nature and, accordingly, our working capital needs vary. From time to time, we may enter into investing and financing transactions that require additional funding. To the extent that these needs exceed cash from operations, we could, subject to market conditions, issue commercial paper, issue long-term debt securities or borrow under the revolving credit facility.

                         THE ESTEE LAUDER COMPANIES INC.

Total debt as a percent of total capitalization was 34% at March 31, 2004 as compared with 14% at June 30, 2003. This increase primarily reflects the reclassification of the redeemable preferred stock to long-term debt as well as the issuance of the 5.75% Senior Notes.

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

Cash Flows
Net cash provided by operating activities was $550.7 million during the nine months ended March 31, 2004 as compared with net cash provided by operating activities of $419.3 million in the prior-year period, reflecting less of a decline in accounts payable than in the prior-year period, higher levels of accrued income taxes resulting from the anticipated full-year mix of global earnings, decreased levels of inventory which were partially offset by increased levels of accounts receivable. The decrease in inventory reflects our continued efforts to reduce such levels and improve working capital. The increase in accounts receivable levels reflects strong sales growth. Net cash used for investing activities was $131.9 million during the nine months ended March 31, 2004, which primarily reflects capital expenditures. Net cash provided by financing activities of $80.5 million primarily related to the issuance of the 5.75% Senior Notes partially offset by the acquisition of treasury stock and the payment of the common stock dividends.

Dividends
On November 5, 2003, the Board of Directors declared an annual dividend of $.30 per share on our Class A and Class B Common Stock, payable on January 6, 2004 to stockholders of record at the close of business on December 16, 2003. Common Stock dividends paid during the fiscal years 2004 and 2003 were $68.5 million and $46.5 million, respectively. Dividends declared on the Cumulative Redeemable Preferred Stock for the nine months ended March 2004 and 2003 were $14.4 million and $17.6 million, respectively. The decrease reflects an agreement to reduce the dividend of the preferred stock made in connection with the exchange of the preferred shares on December 31, 2003. The Cumulative Redeemable Preferred Stock dividends declared for the nine months ended March 31, 2004 have been characterized as interest expense (see "Recently Issued Accounting Standards").

Share Repurchase Program
We are authorized by the Board of Directors to repurchase up to 18.0 million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. As of March 31, 2004, the cumulative total of acquired shares pursuant to the authorization was
16.3 million reducing the remaining authorized share repurchase balance to 1.7 million. During the first nine months of fiscal 2004, we purchased approximately
2.5 million shares for $98.3 million as outlined in the following table:

                                                                               Total Number of      Maximum Number of
                                                                           Shares Purchased as        Shares that May
                                   Total Number of       Average Price        part of Publicly       Yet Be Purchased
                        Period    Shares Purchased      Paid per Share    Announced Program (1)     Under the Program
                        ------    ----------------      --------------    ---------------------     -----------------

                     July 2003                   0                   0                        0             4,160,500
                   August 2003             350,000              $33.60                  350,000             3,810,500
                September 2003              15,000               34.00                   15,000             3,795,500
                  October 2003                   0                   0                        0             3,795,500
                 November 2003             202,300               36.25                  202,300             3,593,200
                 December 2003                   0                   0                        0             3,593,200
                  January 2004                   0                   0                        0             3,593,200
                 February 2004           1,378,300               41.20                1,378,300             2,214,900
                    March 2004             514,900               42.59                  514,900             1,700,000
                                   ---------------    ----------------     --------------------
                  Year-to-date           2,460,500              $39.96                2,460,500
                                   ===============    ================     ====================

(1) The publicly announced repurchase program was last increased by 10 million shares on October 30, 2002. The initial program covering the repurchase of 8 million shares was announced in September 1998.

                         THE ESTEE LAUDER COMPANIES INC.


Commitments and Contingencies
As of April 24, 2004, the $360.0 million of 2015 Preferred Stock may be put to us. However, $291.6 million of the principal amount of the shares may be called for redemption by us at any time, subject to the notification provisions, and the remaining $68.4 million of the principal amount of the shares may not be called for redemption by us until May 24, 2005. If shares of the 2015 Cumulative Redeemable Preferred Stock are put to us, we would have up to 180 days after notice to purchase such shares.

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

Foreign Exchange Risk Management
We enter into forward exchange contracts to hedge anticipated transactions as well as receivables and payables denominated in foreign currencies for periods consistent with our identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on our costs and on the cash flows that we receive from foreign subsidiaries. Almost all foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions rated as strong investment grade by a major rating agency. We also enter into foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. The forward exchange contracts have been designated as cash-flow hedges. As of March 31, 2004, these cash-flow hedges were highly effective, in all material respects.

                         THE ESTEE LAUDER COMPANIES INC.


As a matter of policy, we only enter into contracts with counterparties that have at least an "A" (or equivalent) credit rating. The counterparties to these contracts are major financial institutions. We do not have significant exposure to any one counterparty. Our exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss under these hedging contracts is remote and in any event would not be material to the consolidated financial results. The contracts have varying maturities through the end of June 2005. Costs associated with entering into such contracts have not been material to our consolidated financial results. We do not utilize derivative financial instruments for trading or speculative purposes. At March 31, 2004, we had foreign currency contracts in the form of forward exchange contracts and option contracts in the amount of $606.6 million and $98.9 million, respectively. The foreign currencies included in forward exchange contracts (notional value stated in U.S. dollars) are principally the Euro ($143.8 million), Swiss franc ($110.2 million), British pound ($77.2 million), Canadian dollar ($68.5 million), Japanese yen ($64.1 million) and Australian dollar ($36.5 million). The foreign currencies included in the option contracts (notional value stated in U.S. dollars) are principally the Euro ($34.1 million), British pound ($28.6 million) and Swiss franc ($19.0 million).

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

We have an interest rate swap agreement with a notional amount of $250.0 million to effectively convert fixed interest on the existing $250.0 million 6% Senior Notes to variable interest rates based on LIBOR. We designated the swap as a fair-value hedge. As of March 31, 2004, the fair-value hedge was highly effective, in all material respects.

Additionally, in May 2003, in connection with the anticipated issuance of debt, we entered into a series of treasury lock agreements on a notional amount totaling $195.0 million at a weighted average all-in rate of 4.53%. These treasury lock agreements were used to hedge the exposure to the rise in interest rates prior to the September 2003 issuance of debt. The agreements were settled upon the issuance of the $200.0 million of 5.75% Senior Notes and we realized a gain in other comprehensive income of $15.0 million that will be amortized against interest expense over the life of the 5.75% Senior Notes.

Market Risk
Using the value-at-risk model, as discussed in our annual report on Form 10-K for the fiscal year ended June 30, 2003, our average value-at-risk, calculated for the most recent twelve months, is $9.0 million related to our foreign exchange contracts. As of March 31, 2004, our average value-at-risk related to our interest rate contracts for the twelve month period for which these contracts were outstanding was $14.4 million. There have been no significant changes in market risk since June 30, 2003 that would have a material effect on our calculated value-at-risk exposure, as disclosed in the annual report on Form 10-K for the fiscal year ended June 30, 2003.

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

                         THE ESTEE LAUDER COMPANIES INC.

Recently issued Accounting Standards

On January 12, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," ("FSP No. 106-1") in response to a new law regarding prescription drug benefits under Medicare ("Medicare Part D") as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Currently, Statement of Financial Accounting Standard No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions,"("SFAS No. 106") requires that changes in relevant law be considered in current measurement of postretirement benefit costs. However, certain accounting issues related to the federal subsidy remain unclear and significant uncertainties may exist which impair a plan sponsor's ability to evaluate the direct effects of the new law and the ancillary effects on plan participants' behavior and healthcare costs. Due to these uncertainties, FSP No. 106-1 provides plan sponsors with an opportunity to elect to defer recognizing the effects of the new law in the accounting for its retiree health care benefit plans under SFAS No.106 and to provide related disclosures until authoritative guidance on the accounting for the federal subsidy is issued and clarification regarding other uncertainties is resolved. We have elected to defer recognition while evaluating the new law and the pending issuance of authoritative guidance and their effect, if any, on our results of operations, financial position and financial statement disclosure. Therefore, any measures of the accumulated postretirement benefit obligation or the net periodic postretirement benefit cost do not reflect the effects of the new law and issued guidance could require us to change previously reported information.

In December 2003, the FASB issued FASB Interpretation Number 46-R ("FIN 46-R"), "Consolidation of Variable Interest Entities." FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets forth criteria to be used in determining whether an investment in a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. We have evaluated whether the provisions of FIN 46-R are applicable to our investments, certain of which are currently accounted for by the equity method, as well as other arrangements, which may meet the criteria of the interpretation, and believe that there are currently no material arrangements that meet the definition of a variable interest entity which would require consolidation.

In December 2003, the FASB revised Statement of Financial Accounting Standard No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," ("SFAS No. 132") establishing additional annual disclosures about plan assets, investment strategy, measurement date, plan obligations and cash flows. In addition, the revised standard established interim disclosure requirements related to the net periodic benefit cost recognized and contributions paid or expected to be paid during the current fiscal year. The new annual disclosures are effective for financial statements of companies with fiscal years ending after December 15, 2003 and the interim-period disclosures are effective for interim periods beginning after December 15, 2003. We will adopt the annual disclosures for our fiscal year ending June 30, 2004 and have adopted the interim disclosures for our fiscal quarter ended March 31, 2004. The adoption of the revised SFAS No. 132 will have no impact on our results of operation or financial condition.

We have adopted Statement of Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 established standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Among other things, it specifically requires that mandatorily redeemable instruments, such as redeemable preferred stock, be classified as a liability. Initial and subsequent measurements of the instruments differ based on the characteristics of each instrument and as provided for in the statement. Based on the provisions of this statement, we have classified the Cumulative Redeemable Preferred Stock as a liability and the related dividends thereon have been characterized as interest expense. Restatement of financial statements for earlier years presented was not permitted. The adoption of this statement has resulted in the inclusion of the dividends on the preferred stock (equal to $4.3 million and $14.4 million, respectively, for the three and nine months ended March 31, 2004) as interest expense. While the inclusion has impacted net earnings, net earnings attributable to common stock and earnings per common share were unaffected. Given that the dividends are not deductible for income tax purposes, the inclusion of the preferred stock dividends as an interest expense has caused an increase in our effective tax rate. The adoption of SFAS No. 150 had no impact on our financial condition.

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

         (12) our ability to acquire or develop new information and distribution technologies, on a timely basis and within our cost estimates;

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

Item 4. Controls and Procedures

Our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2004 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

There has been no change in our internal control over financial reporting (as defined in Rules13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In July 2003, we entered into a settlement agreement with the plaintiffs, the other Manufacturer Defendants (as defined below) and the Department Store Defendants (as defined below) in a consolidated class action lawsuit that had been pending in the Superior Court of the State of California in Marin County since 1998. In connection with the settlement, the case has been refiled in the United States District Court for the Northern District of California on behalf of a nationwide class of consumers of prestige cosmetics in the United States. The settlement requires Court approval and, if approved by the Court, will result in the plaintiffs' claims being dismissed, with prejudice, in their entirety. There has been no finding or admission of any wrongdoing by the Company in this lawsuit. We entered into the settlement agreement solely to avoid protracted and costly litigation. In connection with the settlement agreement, the defendants, including the Company, will provide consumers with certain free products and pay the plaintiffs' attorneys' fees. To meet its obligations under the settlement, the Company took a special pre-tax charge of $22.0 million, or $13.5 million after-tax, equal to $.06 per diluted common share in the fourth quarter of fiscal 2003. The charge did not have a material adverse effect on the Company's consolidated financial condition. In the federal action, the plaintiffs, purporting to represent a class of all U.S. residents who purchased prestige cosmetics products at retail for personal use from eight department stores groups that sold such products in the United States (the "Department Store Defendants"), alleged that the Department Store Defendants, the Company and eight other manufacturers of cosmetics (the "Manufacturer Defendants") conspired to fix and maintain retail prices and to limit the supply of prestige cosmetics products sold by the Department Store Defendants in violation of state and federal laws. The plaintiffs sought, among other things, treble damages, equitable relief, attorneys' fees, interest and costs.

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

In January 2004, the Portuguese Tax Administration issued a report alleging that our subsidiary had income subject to tax in Portugal for the three fiscal years ended June 30, 2002. Our subsidiary has been operating in the Madeira Free Trade Zone since 1989 under license from the Madeira Development Corporation and, in accordance with such license and the laws of Portugal, the Company believes that its income is not subject to Portuguese income tax. The subsidiary has filed an appeal of the finding to the Portuguese Secretary of State for Fiscal Matters. As of April 27, 2004, no formal tax assessment has been made. While no assurance can be given as to the ultimate outcome, management believes that the matter will not have a material adverse effect on the Company's consolidated financial condition.

                         THE ESTEE LAUDER COMPANIES INC.

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The information required by this item is set forth in Part I Item 2 of this Quarterly Report on Form 10-Q under the caption "Liquidity and Capital Resources
- Share Repurchase Program" and is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits  --


                               Description
Exhibit                        -----------
Number
------
 31.1    Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         (CEO).
 31.2    Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         (CFO).
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

(b)   Reports on Form 8-K  --

On January 6, 2004, we filed a Current Report on Form 8-K. Pursuant to Item 5 of Form 8-K, we announced that Fred H. Langhammer would be retiring as President and Chief Executive Officer and as a director of the Company on June 30, 2004. After such time, William P. Lauder will become Chief Executive Officer.

On January 29, 2004, we filed a Current Report on Form 8-K. Pursuant to Item 12 of Form 8-K, we reported our fiscal 2004 second-quarter results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             THE ESTEE LAUDER COMPANIES INC.


Date:  April 28, 2004                        By:    /s/Richard W. Kunes
                                                ----------------------------
                                                     Richard W. Kunes
                                                  Senior Vice President
                                               and Chief Financial Officer
                                                (Principal Financial and
                                                   Accounting Officer)