Form 10-K
period 2004-06-30
ESTEE LAUDER COMPANIES INC
filed 2004-09-03
CIK 1001250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2004

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 1-14064

The Estée Lauder Companies Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-2408943
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

767 Fifth Avenue, New York, New York	10153
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 212-572-4200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Class A Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒ No ☐

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant was approximately $4.52 billion at December 31, 2003 (the last business day of the registrant’s most recently completed second quarter).*

At August 31, 2004, 133,827,580 shares of the registrant’s Class A Common Stock, $.01 par value, and 92,612,901 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

Documents Incorporated by Reference

Document	Where Incorporated

Proxy Statement for Annual Meeting of Stockholders to be held November 5, 2004	Part III

* Calculated by excluding all shares held by executive officers and directors of registrant and certain trusts without conceding that all such persons are “affiliates” of registrant for purposes of the Federal securities laws.

THE ESTÉE LAUDER COMPANIES INC.

Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements include, without limitation, our expectations regarding sales, earnings or other future financial performance and liquidity, product introductions, entry into new geographic regions, information systems initiatives, new methods of sale and future operations or operating results.  Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot assure that actual results will not differ materially from our expectations.  Factors that could cause actual results to differ from expectations are described herein; in particular, see “Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Information.”

PART I

Item 1.  Business.

The Estée Lauder Companies Inc., founded in 1946 by Estée and Joseph Lauder, is one of the world’s leading manufacturers and marketers of quality skin care, makeup, fragrance and hair care products.  Our products are sold in over 130 countries and territories under the following well-recognized brand names: Estée Lauder, Clinique, Aramis, Prescriptives, Origins, M•A•C, Bobbi Brown, La Mer, Aveda, Stila, Jo Malone, Bumble and bumble, Darphin and Rodan + Fields.  We are also the global licensee for fragrances and cosmetics sold under the Tommy Hilfiger, Donna Karan, kate spade and Michael Kors brands.  Each brand is distinctly positioned within the market for beauty products.

We are a pioneer in the cosmetics industry and believe we are a leader in the industry due to the global recognition of our brand names, our leadership in product innovation, our strong market position in key geographic markets and the consistently high quality of our products.  We sell our prestige products principally through limited distribution channels to complement the images associated with our brands.  These channels, encompassing over 20,000 points of sale, consist primarily of upscale department stores, specialty retailers, upscale perfumeries and pharmacies and, to a lesser extent, freestanding company-owned stores and spas, our own and authorized retailer web sites, stores on cruise ships, in-flight and duty-free shops.  We believe that our strategy of pursuing limited distribution strengthens our relationships with retailers, enables our brands to be among the best selling product lines at the stores and heightens the aspirational quality of our brands.

We also sell products at prestige salons (Aveda and Bumble and bumble) and plan to begin selling newly developed brands, American Beauty, Flirt! and Good Skin ™, at Kohl’s Department Stores in fiscal 2005.

In February 2004, we sold the assets and operations of our reporting unit that sold jane brand products.  We acquired the brand in October 1997.

We have been controlled by the Lauder family since the founding of our company.  Members of the Lauder family, some of whom are directors, executive officers and/or employees, beneficially own, directly or indirectly, as of August 31, 2004, shares of Class A Common Stock and Class B Common Stock having approximately 88.4% of the outstanding voting power of the Common Stock.

Unless the context requires otherwise, references to “we,” “us,” “our” and the “Company” refer to The Estée Lauder Companies Inc. and its subsidiaries.

Products

Skin Care - Our broad range of skin care products addresses various skin care needs for women and men.  These products include moisturizers, creams, lotions, cleansers, sun screens and self-tanning products, a number of which are developed for use on particular areas of the body, such as the face or the hands or around the eyes.  Skin care products accounted for approximately 37% of our net sales in fiscal 2004.

Makeup - We manufacture, market and sell a full array of makeup products, including lipsticks, mascaras, foundations, eyeshadows, nail polishes and powders.  Many of the products are offered in an extensive array of shades and colors.  We also sell related items such as compacts, brushes and other makeup tools.  Makeup products accounted for approximately 37% of our net sales in fiscal 2004.

Fragrance - We offer a variety of fragrance products for women and men.  The fragrances are sold in various forms, including eau de parfum sprays and colognes, as well as lotions, powders, creams and soaps that are based on a particular fragrance.  Fragrance products accounted for approximately 21% of our net sales in fiscal 2004.

Hair Care - Hair care products are offered mainly in salons and in freestanding retail stores and include hair color and styling products, shampoos, conditioners and finishing sprays.  In fiscal 2004, hair care products accounted for approximately 4% of our net sales.

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

Estée Lauder - Estée Lauder brand products, which have been sold since 1946, are positioned as luxurious, classic and aspirational.  We believe that Estée Lauder brand products are technologically advanced and innovative and have a worldwide reputation for excellence.  The broad product line principally consists of skin care, makeup and fragrance products that are presented in high quality packaging.

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

Aramis - We pioneered the marketing of prestige men’s grooming and skin care products and fragrances with the introduction of Aramis products in 1964.  Aramis continues to offer one of the broadest lines of prestige men’s products.

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

Origins – Origins was introduced in 1990.  It is positioned as a plant-based line of skin care, makeup and aromatherapy products that combine time-tested botanical ingredients with modern science to promote total well-being.  Origins sells its products at our freestanding Origins stores and through stores-within-stores (which are designed to replicate the Origins store environment within a department store), at traditional retail counters, in perfumeries and directly to consumers over the Internet.

Tommy Hilfiger - We have an exclusive global license arrangement to develop and market a line of men’s and women’s fragrances and cosmetics under the Tommy Hilfiger brand.  We launched the line in 1995 with a men’s fragrance, tommy.  Today, we manufacture and sell a variety of fragrances and ancillary products for men and women.

M•A•C - M•A•C products comprise a broad line of color-oriented, professional cosmetics and professional makeup tools targeting makeup artists and fashion-conscious consumers.  The products are sold through a limited number of department and specialty stores, at freestanding M•A•C stores and directly to consumers over the Internet.  We acquired the companies behind M•A•C in three stages: in December 1994, March 1997 and February 1998.

Bobbi Brown - In October 1995, we acquired the Bobbi Brown line of color cosmetics, professional makeup brushes and skin care products.  Bobbi Brown products are manufactured to our specifications, primarily by third parties, and sold through a limited number of department and specialty stores and directly to consumers over the Internet.

La Mer - La Mer products primarily consist of moisturizing creams, lotions, cleansers, toners and other skin care products.  The line, which is available in very limited distribution in the United States and certain other countries, is an extension of the initial Crème de la Mer product that we acquired in 1995.

Donna Karan Cosmetics - In November 1997, we obtained the exclusive global license to develop, market and distribute a line of fragrances and other cosmetics under the Donna Karan New York and DKNY trademarks, including certain products that were originally sold by The Donna Karan Company.  We launched the first DKNY women’s fragrance in fiscal 2000 and the first DKNY men’s fragrance in fiscal 2001.  Under this license, fragrances have been expanded to include extensive lines of companion bath and body products.

Aveda - We acquired the Aveda business in December 1997 and have since acquired selected Aveda distributors and retail stores.  Aveda, a prestige hair care leader, is a manufacturer and marketer of plant-based hair care, skin care, makeup and fragrance products.  We sell Aveda products to third-party distributors and prestige salons and spas, cosmetology schools, certain non-U.S. department stores and specialty retailers and directly to consumers at our own freestanding Aveda Experience Centers and certain Aveda Institutes.

Stila - In August 1999, we acquired the business of Los Angeles-based Stila Cosmetics, Inc.  Stila is known for its stylish, wearable makeup products and eco-friendly packaging and has developed a following among young, fashion-forward consumers.  Stila products are currently available at the brand’s flagship store in Los Angeles, California, and also in limited distribution in the United States and certain other countries.

Jo Malone - We acquired London-based Jo Malone Limited in October 1999.  Jo Malone is known for its prestige skin care, fragrance and hair care products showcased at its flagship store in London.  Products are also available through a company catalogue, at freestanding stores and at a very limited group of specialty stores in the United States, Canada and the United Kingdom.

Bumble and bumble - In June 2000, we acquired a controlling majority equity interest in Bumble and Bumble Products, LLC, a marketer and distributor of quality hair care products, and Bumble and Bumble, LLC, the operator of a premier hair salon in New York City.  Bumble and bumble styling and other hair care products are distributed to top-tier salons and select specialty stores.  In fiscal 2004, we opened a second wholly-owned salon and a training and education center.  The founder and two of his partners own the remaining equity interests and have continued to manage the domestic operations.

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

Michael Kors - In May 2003, we entered into a license agreement for fragrances and beauty products under the “Michael Kors” trademarks and purchased certain related rights and inventory from another party.  All fragrances including MICHAEL and MICHAEL for Men, as well as ancillary bath and body products, are sold in department stores, specialty stores, at freestanding Michael Kors boutiques and over the Internet.

Rodan + Fields - In July 2003, we acquired the Rodan + Fields skin care line launched in 2002 by Stanford University-trained dermatologists Katie Rodan, M.D. and Kathy Fields, M.D.  The line offers solutions for specific skin problems, targeting them with individually packaged and dedicated regimens.  The line is currently sold in U.S. specialty stores and over the Internet at www.rodanandfields.com.

In addition to the foregoing brands, we manufacture and sell Kiton and Toni Gard products as a licensee.  In May 2004, we signed an agreement to create and market a new line of fragrances under the Sean John brand as a licensee.

In fiscal 2005, as part of our BeautyBank initiative, we plan to launch three new brands for sale at Kohl’s Department Stores:

American Beauty - The luxurious makeup and advanced skin care line that celebrates the beauty of American style.  Products have been developed to meet the needs of the modern American woman.

Flirt! - A makeup line that is all about experimenting with color, pop culture and trends.  With over 250 shades of lips, eyes, cheeks and more “you can Flirt! with the possibilities.”

Good Skin ™ - A line of skin care products created with the expertise of a dermatologist.  This line is color-coded for ease of use.  good skin, easy to choose, easy to use, doctor formulated for you. ™

Distribution

We sell our products principally through limited distribution channels to complement the images associated with our core brands.  These channels include more than 20,000 points of sale in over 130 countries and territories and consist primarily of upscale department stores, specialty retailers, upscale perfumeries and pharmacies and, to a lesser extent, freestanding company-owned stores and spas, our own and authorized retailer web sites, stores on cruise ships, in-flight and duty-free shops.

We maintain a dedicated sales force which sells to our retail accounts in North America and in the major overseas markets, such as Western Europe and Japan.  We have wholly-owned operations in over 30 countries, and controlling interests in joint ventures that operate in four other countries, through which we market, sell and distribute our products.  In certain countries, we sell our products through selected local distributors under contractual arrangements designed to protect the image and position of the brands.  In addition, we sell certain products in select domestic and international military locations and over the Internet.  For information regarding our net sales and long-lived assets by geographic region, see Note 18 of Notes to Consolidated Financial Statements, which is incorporated herein by reference.  Our net sales in the United States in fiscal 2004, 2003 and 2002 were $2,928.7 million, $2,752.8 million and $2,663.8 million, respectively.  Our long-lived assets in the United States at June 30, 2004, 2003 and 2002 were $416.0 million, $420.1 million and $442.4 million, respectively.

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

With the acquisition of Aveda in fiscal 1998, a controlling majority equity interest in Bumble and bumble in fiscal 2000 and Darphin in fiscal 2003, we broadened our distribution to include new channels, namely salons and high-end independent pharmacies.  We principally sell Aveda products to third-party distributors and prestige salons and spas, cosmetology schools and specialty retailers and directly to consumers at our own freestanding Aveda Experience Centers and certain Aveda Institutes.  There are currently about 7,200 points of sale, primarily in the United States, that sell Aveda products.  Bumble and bumble products are principally sold to approximately 1,600 independent salons, primarily in the United States.  Darphin products are sold through high-end independent pharmacies, principally in Europe, representing approximately 2,500 points of sale.

As part of our strategy to diversify our distribution, we have been selectively expanding the number of single-brand, freestanding stores that we own and operate.  The Origins, Aveda and M•A•C brands are the primary focus for this method of distribution.  At this time, we operate 435 single-brand, freestanding stores worldwide, the majority of which are in the United States, and expect that number to increase moderately over the next several years.

We sell some of our products directly to consumers over the Internet through our own websites (Estée Lauder, Clinique, Origins, Prescriptives, Bobbi Brown, M•A•C, Stila and Rodan + Fields), and through Gloss.com (Estée Lauder, Clinique, Prescriptives, Origins, M•A•C, Bobbi Brown, La Mer and Stila).  Gloss.com is currently a joint venture in which we own a controlling majority interest.  Chanel, Inc. and Clarins (U.S.A.) Inc. became partners in the venture in August 2000 and Chanel and Clarins products are also available on the website.

As is customary in the cosmetics industry, our practice is to accept returns of our products from retailers if properly requested, authorized and approved.  In accepting returns, we typically provide a credit to the retailer against sales and accounts receivable from that retailer on a dollar-for-dollar basis.  In recognition of this practice, and in accordance with U.S. generally accepted accounting principles, we report sales levels on a net basis, which is computed by deducting the amount of actual returns received and an amount established for anticipated returns from gross sales.  As a percentage of gross sales, returns were 4.6%, 5.1% and 4.8% in fiscal 2004, 2003 and 2002, respectively.

Customers

Our strategy has been to build strong strategic relationships with selected retailers globally.  Senior management works with executives of our major retail accounts on a regular basis and we believe we are viewed as an important supplier to these customers.

For the fiscal years ended June 30, 2004, 2003 and 2002, our three largest customers accounted for 22%, 24% and 25%, respectively, of our net sales.  Individually no customer accounted for more than 10% of our net sales during fiscal 2004, 2003 or 2002.

Marketing

Our marketing strategy is built around our vision statement: “Bringing the Best to Everyone We Touch.”  Mrs. Estée Lauder formulated this marketing philosophy to provide high-quality service and products as the foundation for a solid and loyal consumer base.

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

Starting with the launch of the Clinique website in 1996, we have used the Internet to educate and inform consumers about certain of our brands.  Currently, we have sixteen single-brand marketing sites, eight of which have e-commerce capabilities, and Gloss.com, our majority-owned, multi-brand marketing and e-commerce site.

Most of our creative marketing work is done by in-house creative teams.  The creative staff designs and produces the sales materials, advertisements and packaging for all products in each brand.  Total advertising and promotional expenditures were $1,612.0 million, $1,416.1 million and $1,317.4 million for fiscal 2004, 2003 and 2002, respectively.  These amounts include expenses relating to purchase with purchase and gift with purchase promotions that are reflected in net sales and cost of sales.

Our marketing and sales executives spend considerable time in the field meeting with consumers and key retailers and consulting with sales representatives at the points of sale.  These include Estée Lauder Beauty Advisors, Clinique Consultants, Aramis Selling Specialists, Prescriptives Analysts, Origins Guides and M•A•C Makeup Artists.

Management Information Systems

Management information systems support business processes including product development, marketing, sales, order processing, production, distribution and finance.  Of the many systems currently being utilized, the most significant to our business needs are: (i) a centralized data repository of essential attributes for each of the products we offer, or plan to offer, which enables us to globally manufacture and market products of consistent quality; (ii) a sales analysis system to track weekly sales at the stock keeping unit (SKU) level at most significant retail sales locations (i.e., sell-through data), increasing our understanding of consumer preferences and enabling us to coordinate more effectively our product development, manufacturing and marketing strategies; (iii) an automated replenishment system with many of our key domestic customers, allowing us to replenish inventories for individual points of sale automatically, with minimal paperwork; and (iv) an inventory management system to provide us with a global view of finished goods availability relative to actual requirements, resulting in improved inventory control and distribution for both existing product lines and new product launches.

The efficiencies provided by these systems have resulted in increased sales, fewer out-of-stocks and reduced retail inventories.  We expect that these systems will continue to provide inventory and sales efficiencies in the short and medium terms.

As part of our ongoing effort to enhance these efficiencies, we are evaluating enterprise-wide global programs that could deliver a single set of integrated data, processes and technologies, which would be scalable and used to standardize business processes across brands, operating units and sales affiliates.

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

We maintain ongoing research and development programs at our facilities in Melville, New York; Oevel, Belgium; Tokyo, Japan; Markham, Ontario; Blaine, Minnesota; and Colombes, France.  As of June 30, 2004, we had approximately 400 employees engaged in research and development.  Research and development expenditures totaled $67.2 million, $60.8 million and $61.3 million in fiscal 2004, 2003 and 2002, respectively.  Our research and development group makes significant contributions toward improving existing products and developing new products and provides ongoing technical assistance and know-how to our manufacturing activities.  The research and development group has had long-standing working relationships with several U.S. and international medical and educational facilities, which supplement internal capabilities.  We do not conduct animal testing of our products.

Manufacturing and Raw Materials

We manufacture skin care, makeup, fragrance and hair care products in the United States, Belgium, Switzerland, the United Kingdom, Canada and France.  We continue to streamline our manufacturing processes and identify sourcing opportunities to improve innovation, increase efficiencies and reduce costs.  Our major manufacturing facilities operate as “focus” plants that primarily manufacture one type of product (e.g., lipsticks) for all of the principal brands.  Our plants are modern and our manufacturing processes are substantially automated.  While we believe that our manufacturing facilities are sufficient to meet current and reasonably anticipated manufacturing requirements, we continue to identify opportunities to make significant improvements in capacity and productivity.  To capitalize on innovation and other supply benefits, we continue to utilize third parties on a global basis for finished goods production.

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

Competition

The skin care, makeup, fragrance and hair care businesses are characterized by vigorous competition throughout the world.  Brand recognition, quality, performance and price have a significant influence on consumers’ choices among competing products and brands.  Advertising, promotion, merchandising, the pace and timing of new product introductions, line extensions and the quality of in-store sales staff also have a significant impact on consumers’ buying decisions.  We compete against a number of manufacturers and marketers of skin care, makeup, fragrance and hair care products, some of which have substantially greater resources than we do.

Our principal competitors among manufacturers and marketers of skin care, makeup, fragrance and hair care products include:

•                  L’Oreal S.A., which markets Lancôme, Ralph Lauren, Giorgio Armani, Garnier, L’Oreal, Maybelline, Biotherm, Helena Rubinstein, Redken, Matrix, Kiehl’s Since 1851, Shu Uemura and other brands;

•                  Unilever N.V., which markets Calvin Klein, Cerruti, Vera Wang, Pond’s, Thermasilk, Vaseline Intensive Care and other brands;

•                  The Procter & Gamble Company, which markets Cover Girl, Olay, Giorgio Beverly Hills, Hugo Boss, Rochas, Escada, Max Factor, Vidal Sassoon, Pantene, Clairol, Wella, Valentino, Gucci, Sebastian, Aussie and other brands;

•                  Beiersdorf AG, which markets Nivea, Eucerin, La Prairie, Juvena and other brands;

•                  Avon Products Inc., a direct marketer of Avon Color, Anew, Skin-so-soft, mark, Avon Wellness, beComing and other products;

•                  Shiseido Company, Ltd., which markets Shiseido, Clé de Peau Beauté, Zirh, Nars, Decléor, Issey Miyake, Jean Paul Gaultier, Helene Curtis, Za and other brands;

•                  LVMH Moët Hennessey Louis Vuitton (“LVMH”), which markets Christian Dior, Kenzo, Givenchy, Guerlain, Benefit, Make Up For Ever, Fresh, Aqua di Parma and other brands;

•                  Coty, Inc., which markets Lancaster, Davidoff, Isabella Rossellini, Rimmel, Astor, Adidas, The Healing Garden, Chopard, Jennifer Lopez, Kenneth Cole, Marc Jacobs, Stetson and other brands;

•                  Revlon, Inc., which markets Revlon, Almay, Ultima II and other brands;

•                  Chanel, Inc.;

•                  Clarins S.A., which markets Clarins, Azzaro, Hermès, Lacoste, Burberry, Thierry Mugler and other brands; and

•                  Elizabeth Arden, Inc., which markets Elizabeth Arden, Elizabeth Taylor fragrances, Geoffrey Beene, Halston, Britney Spears and other brands.

We also face competition from retailers that have developed their own brands, such as:

•                  Gap Inc., which markets The Gap and Banana Republic products;

•                  Intimate Brands, which markets Victoria’s Secret Beauty, Bath and Body Works, and, in a venture with Shiseido, Aura Science; and

•                  Sephora.

Some retailers have acquired brands, such as Neiman Marcus Group, which acquired Laura Mercier.

Some of our competitors also have ownership interests in retailers that are customers of ours.  For example, LVMH has interests in DFS Group LTD, Miami Cruiseline Services, Le Bon Marché, la Samaritaine, eLuxury and Sephora.

Trademarks, Patents and Copyrights

We own all of the material trademark rights used in connection with the manufacturing, marketing and distribution of our major products both in the United States and in the other principal countries where such products are sold, except for the trademark rights relating to Tommy Hilfiger (including tommy and tommy girl), Donna Karan New York, DKNY, Michael Kors and kate spade, as to which we are the exclusive worldwide licensee for fragrances, cosmetics and related products.  Trademarks for our principal products are registered in the United States and in most of the countries in which such products are sold.  The major trademarks used in our business include the brand names Estée Lauder, Clinique, Aramis, Prescriptives, Origins, Tommy Hilfiger, Donna Karan New York, DKNY, M•A•C, Bobbi Brown, La Mer, Aveda, Stila, Jo Malone, Bumble and bumble, kate spade, Darphin, Michael Kors and Rodan + Fields and the names of many of the products sold under each of these brands.  We consider the protection of our trademarks to be important to our business.

A number of our products incorporate patented or patent-pending formulations.  In addition, several products are covered by design patents, patent applications or copyrights.  While we consider these patents and copyrights, and the protection thereof, to be important, no single patent or copyright is considered material to the conduct of our business.

Employees

At June 30, 2004, we had approximately 22,200 full-time employees worldwide (including sales representatives at points of sale who are employed by us), of whom approximately 10,900 are employed in the United States and Canada.  None of our employees in the United States is covered by a collective bargaining agreement.  In certain other countries a limited number of employees are covered by a works council agreement or other syndicate arrangements.  We believe that relations with our employees are good.  We have never encountered a material strike or work stoppage in the United States or in any other country where we have a significant number of employees.

Government Regulation

We and our products are subject to regulation by the Food and Drug Administration and the Federal Trade Commission in the United States, as well as by various other Federal, state, local and international regulatory authorities and the regulatory authorities in the countries in which our products are produced or sold.  Such regulations principally relate to the ingredients, labeling, packaging and marketing of our products.  We believe that we are in substantial compliance with such regulations, as well as with applicable Federal, state, local and international and other countries’ rules and regulations governing the discharge of materials hazardous to the environment.  There are no significant capital expenditures for environmental control matters either planned in the current year or expected in the near future.  Along with other unrelated parties, we have been named as a potentially responsible party by the Office of the Attorney General of the State of New York with regard to two landfills in Long Island, New York.  See “Item 3. Legal Proceedings.”

Seasonality

Our results of operations in total, by region and by product category, are subject to seasonal fluctuations, with net sales in the first half of the fiscal year typically being slightly higher than in the second half of the fiscal year.  The higher net sales in the first two fiscal quarters are attributable to the increased levels of purchasing by retailers for the holiday selling season and for fall fashion makeup introductions.  Fluctuations in net sales, operating income and product category results in any fiscal quarter may be attributable to the level and scope of new product introductions.  Additionally, gross margins and operating expenses are impacted on a quarter-by-quarter basis by variations in our launch calendar and the timing of promotions, including purchase with purchase and gift with purchase promotions.

Availability of Reports

We make available financial information, news releases and other information on our website at www.elcompanies.com.  There is a direct link from the website to our Securities and Exchange Commission filings via the EDGAR database, where our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge as soon as reasonably practicable after we file such reports and amendments with, or furnish them to, the Securities and Exchange Commission.  Stockholders may also contact Investor Relations at 767 Fifth Avenue, New York, New York 10153 or call 800-308-2334 to obtain a hard copy of these reports without charge.

Corporate Governance Guidelines and Code of Conduct

The Board of Directors has developed corporate governance practices to help it fulfill its responsibilities to stockholders in providing general direction and oversight of management of the Company.  These practices are set forth in the Company’s Corporate Governance Guidelines.  The Company also has a Code of Conduct (“Code”) applicable to all employees, officers and directors of the Company, including, without limitation, the Chief Executive Officer, the Chief Financial Officer and other senior financial officers.  These documents, as well as any waiver of a provision of the Code granted to any senior officer or director or material amendment to the Code, if any, may be found in the “Investor Information” section of the Company’s website:  www.elcompanies.com.  Stockholders may also contact Investor Relations at 767 Fifth Avenue, New York, New York 10153 or call 800-308-2334 to obtain a hard copy of these documents without charge.

Executive Officers

The following table sets forth certain information with respect to our executive officers.

Name	Age	Position(s) Held
Malcolm Bond	54	Executive Vice President – Global Operations
Patrick Bousquet-Chavanne	46	Group President
Daniel J. Brestle	59	Group President
Andrew J. Cavanaugh	57	Senior Vice President – Global Human Resources
Harvey Gedeon	61	Executive Vice President – Research and Development
Richard W. Kunes	51	Senior Vice President and Chief Financial Officer
Evelyn H. Lauder	68	Senior Corporate Vice President
Leonard A. Lauder	71	Chairman of the Board of Directors
Ronald S. Lauder	60	Chairman of Clinique Laboratories, Inc. and a Director
William P. Lauder	44	President and Chief Executive Officer and a Director
Sara E. Moss	57	Senior Vice President, General Counsel and Secretary
Cedric Prouvé	44	Group President, International
Philip Shearer	51	Group President
Sally Susman	42	Senior Vice President – Global Communications

Malcolm Bond became Executive Vice President – Global Operations in July 2004.  From January 2001 through June 2004, Mr. Bond was Senior Vice President – Global Manufacturing and Distribution.  From January 1999 to January 2001, he was Senior Vice President, Manufacturing, during which time his responsibilities also included corporate engineering and supply chain for the Company.  From September 1997 to January 1999, he was Vice President, Focus Factories, responsible for all of the Company’s factory operations.  Mr. Bond joined the Company in September 1995 as General Manager of the Company’s U.K. manufacturing operations, with responsibility for South African and Australian operations as well.  Prior to joining the Company, Mr. Bond was responsible for European Operations at the Alberto-Culver Company and, prior to that, was Vice President, Operations for Europe, Middle East and Africa for Revlon, Inc. from April 1979 until October 1992.

Patrick Bousquet-Chavanne became Group President responsible for Estée Lauder, M·A·C and our fragrance brands (principally Aramis, Tommy Hilfiger and Donna Karan) on a worldwide basis in July 2001.  Michael Kors was added in May 2003 and his responsibility for fashion stores was added in July 2004.  From 1998 to 2001, he was the President of Estee Lauder International, Inc. (“ELII”).  From 1992 to 1996, Mr. Bousquet-Chavanne was Senior Vice President – General Manager/Travel Retailing of ELII.  From 1989 to 1992, he was Vice President and General Manager of Aramis International, a division of ELII.  From 1996 to 1998, he was Executive Vice President/General Manager International Operations of Parfums Christian Dior S.A., based in Paris.

Daniel J. Brestle became Group President responsible for our specialty brands, such as Aveda, Bobbi Brown, Bumble and bumble, La Mer, Prescriptives,  Jo Malone, kate spade and Stila on a worldwide basis in July 2001.  He is also responsible for the recently acquired brands, Darphin and Rodan + Fields, and is responsible for BeautyBank and its brands.  From July 1998 through June 2001, he was President of Estée Lauder (USA & Canada).  Prior to July 1998, he was President of Clinique Laboratories, Inc. and had been the senior officer of that division since 1992.  From 1988 through 1992, he was President of Prescriptives U.S.A.  Mr. Brestle joined us in 1978.

Andrew J. Cavanaugh has been Senior Vice President - Global Human Resources since 1999.  He was Senior Vice President – Corporate Human Resources from 1994 through 1999.  Mr. Cavanaugh joined the Company in 1988 as Executive Director - Human Resources.

Harvey Gedeon became Executive Vice President – Research and Development in July 2004.  From January 2000 to July 2004, he was Senior Vice President – Research and Development.  Prior to joining the Company in January 2000, Mr. Gedeon was Executive Vice President and General Manager, Research and Development and Quality Assurance for Revlon, Inc. from 1997 through 1999.

Richard W. Kunes became Senior Vice President and Chief Financial Officer in October 2000.  He joined the Company in 1986 and served in various finance-related positions until November 1993, when he was named Vice President – Operations Finance Worldwide.  From January 1998 through September 2000, Mr. Kunes was Vice President – Financial Administration and Corporate Controller.  Prior to joining the Company, he held finance and controller positions at the Colgate-Palmolive Company.  Mr. Kunes is on the Board of Directors of Make-a-Wish Foundation of Suffolk County, NY, Inc.

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

William P. Lauder became President and Chief Executive Officer in July 2004.  From January 2003 through June 2004, he served as Chief Operating Officer.  From July 2001 until December 2002 he served as Group President responsible for the worldwide business of Clinique and Origins and our retail store and On-line operations.  From 1998 to 2001, he was President of Clinique Laboratories, Inc.  Prior to 1998, he was President of Origins Natural Resources Inc. and had been the senior officer of that division since its inception in 1990.  Prior thereto, he served in various positions since joining the Company in 1986.  He is a member of the Board of Trustees of The University of Pennsylvania and The Trinity School in New York City and the Boards of Directors of The Fresh Air Fund, the 92nd Street Y, Survivors of the SHOAH Visual History Foundation and the Partnership for New York City.

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

Cedric Prouvé became Group President, International, effective January 2003.  He is responsible for sales and profits in all markets outside of North America and for all of the activities of our sales affiliates and distributor relationships worldwide.  He also oversees the Company’s travel retail business.  From August 2000 through 2002 he was the General Manager of our Japanese sales affiliate.  From January 1997 to August 2000, he was Vice President, General Manager, Travel Retail.  He started with us in 1994 as General Manager, Travel Retailing – Asia Pacific Region and was given the added responsibility of General Manager of the Company’s Singapore affiliate in 1995.  Prior to joining us he spent time with L’Oreal serving in sales and management positions of increasing responsibility in the Americas and Asia/Pacific.

Philip Shearer became Group President responsible for Clinique, Origins and our On-line operations in January 2003.  He joined the Company as Group President, International in September 2001.  Prior thereto, from 1998 to 2001, he was President of the Luxury Products Division of L’Oreal U.S.A., which included Lancôme, Helena Rubinstein, Ralph Lauren fragrances, Giorgio Armani and Kiehl’s Since 1851.  He served in various positions at L’Oreal from 1987, including management positions in the United Kingdom and in Japan.

Sally Susman has been Senior Vice President – Global Communications since September 2000 and is responsible for all media relations, internal communications and consumer relations for the Company and its brands.  Prior to joining the Company, Ms. Susman held several high-level communications and government relations positions at American Express Company from 1990 to 1993 and 1995 to 2000.  From 1993 to 1995, she was the Deputy Assistant Secretary for Legislative Affairs at the U.S. Department of Commerce.  Ms. Susman is a Commissioner on the New York City Commission on Women’s Issues and is a member of the Boards of Directors of Parsons School of Design and The National Partnership for Women and Families and is a Trustee of Connecticut College.

Each executive officer serves for a one-year term ending at the next annual meeting of the Board of Directors, subject to his or her applicable employment agreement and his or her earlier death, resignation or removal.

Item 2. Properties.

The following table sets forth our principal owned and leased manufacturing and research and development facilities as of August 31, 2004.  The leases expire at various times through 2015, subject to certain renewal options.

Location	Use	Approximate Square Footage

The Americas
Melville, New York (owned)	Manufacturing	300,000
Melville, New York (owned)	R&D	78,000
Blaine, Minnesota (owned)	Manufacturing and R&D	275,000
Oakland, New Jersey (leased)	Manufacturing	148,000
Bristol, Pennsylvania (leased)	Manufacturing	67,000
Agincourt, Ontario, Canada (owned)	Manufacturing	96,000
Markham, Ontario, Canada (leased)	Manufacturing	58,000
Markham, Ontario, Canada (leased)	R&D	26,000

Europe, the Middle East & Africa
Oevel, Belgium (owned)	Manufacturing	113,000
Oevel, Belgium (owned)	R&D	2,000
Petersfield, England (owned)	Manufacturing	225,000
Lachen, Switzerland (owned)	Manufacturing	53,000

Asia/Pacific
Tokyo, Japan (leased)	R&D	4,000

We own, lease and occupy numerous offices, assembly and distribution facilities and warehouses in the United States and abroad.  We consider our properties to be generally in good condition and believe that our facilities are adequate for our operations and provide sufficient capacity to meet anticipated requirements.  We lease approximately 310,000 square feet of rentable space for our principal offices in New York, New York and own an office building of approximately 57,000 square feet in Melville, New York.  As of August 31, 2004, we operated 503 freestanding retail stores, including 17 for the Estée Lauder brand, 17 for Clinique, 137 for Origins, 112 for M•A•C, 135 for Aveda, 1 for Bobbi Brown, 11 for Jo Malone, 2 for Bumble and bumble, 3 for Stila and 68 multi-brand stores.

Item 3. Legal Proceedings.

We are involved in various routine legal proceedings incident to the ordinary course of business.  In management’s opinion, the outcome of pending legal proceedings, separately and in the aggregate, will not have a material adverse effect on our business or consolidated financial condition.

In July 2003, we entered into a settlement agreement with the plaintiffs, the other Manufacturer Defendants (as defined below) and the Department Store Defendants (as defined below) in a consolidated class action lawsuit that had been pending in the Superior Court of the State of California in Marin County since 1998.  In connection with the settlement, the case has been refiled in the United States District Court for the Northern District of California on behalf of a nationwide class of consumers of prestige cosmetics in the United States.  The settlement requires Court approval and, if approved by the Court, will result in the plaintiffs’ claims being dismissed, with prejudice, in their entirety.  There has been no finding or admission of any wrongdoing by the Company in this lawsuit.  We entered into the settlement agreement solely to avoid protracted and costly litigation.  In connection with the settlement agreement, the defendants, including the Company, will provide consumers with certain free products and pay the plaintiffs’ attorneys’ fees.  To meet its obligations under the settlement, the Company took a special pre-tax charge of $22.0 million, or $13.5 million after-tax, equal to $.06 per diluted common share in the fourth quarter of fiscal 2003.  The charge did not have a material adverse effect on the Company’s consolidated financial condition.  In the Federal action, the plaintiffs, purporting to represent a class of all U.S. residents who purchased prestige cosmetics products at retail for personal use from eight department stores groups that sold such products in the United States (the “Department Store Defendants”), alleged that the Department Store Defendants, the Company and eight other manufacturers of cosmetics (the “Manufacturer Defendants”) conspired to fix and maintain retail prices and to limit the supply of prestige cosmetics products sold by the Department Store Defendants in violation of state and Federal laws.  The plaintiffs sought, among other things, treble damages, equitable relief, attorneys’ fees, interest and costs.

In 1998, the Office of the Attorney General of the State of New York (the “State”) notified the Company and ten other entities that they are potentially responsible parties (“PRPs”) with respect to the Blydenburgh landfill in Islip, New York.  Each PRP may be jointly and severally liable for the costs of investigation and cleanup, which the State estimates to be $16 million.  In 2001,  the State sued other PRPs (including Hickey’s Carting, Inc., Dennis C. Hickey and Maria Hickey, collectively the “Hickey Parties”), in the U.S. District Court for the Eastern District of New York to recover such costs in connection with the site, and in September  2002, the Hickey Parties brought contribution actions against the Company and other Blydenburgh PRPs.  These contribution actions seek to recover, among other things, any damages for which the Hickey Parties are found liable in the State’s lawsuit against them, and related costs and expenses, including attorneys’ fees.  In June 2004, the State added the Company and other PRPs as defendants in its pending case against the Hickey Parties.  The Company and certain other PRPs have engaged in settlement discussions which to date have been unsuccessful.  The Company intends to vigorously defend the pending claims.  While no assurance can be given as to the ultimate outcome, management believes that the resolution of the Blydenburgh matters will not have a material adverse effect on the Company’s consolidated financial condition.

In 1998, the State notified the Company and fifteen other entities that they are PRPs with respect to the Huntington/East Northport landfill.  The cleanup costs are estimated at $20 million.  No litigation has commenced.  The Company and other PRPs are in discussions with the State regarding possible settlement of the matter.  While no assurance can be given as to the ultimate outcome, management believes that the resolution of the matter will not have a material adverse effect on the Company’s consolidated financial condition.

In January 2004, the Portuguese Tax Administration issued a report alleging that our subsidiary had income subject to tax in Portugal for the three fiscal years ended June 30, 2002.  Our subsidiary has been operating in the Madeira Free Trade Zone since 1989 under license from the Madeira Development Corporation and, in accordance with such license and the laws of Portugal, the Company believes that its income is not subject to Portuguese income tax.  The subsidiary has filed an appeal of the finding to the Portuguese Secretary of State for Fiscal Matters.  As of August 31, 2004, no formal tax assessment has been made.  While no assurance can be given as to the ultimate outcome, management believes that the resolution of the matter will not have a material adverse effect on the Company’s consolidated financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended June 30, 2004.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant’s Common Equity and Related Stockholder Matters

Our Class A Common Stock is publicly traded on the New York Stock Exchange under the symbol “EL.”  The following table shows the high and low sales prices as reported on the New York Stock Exchange Composite Tape and the cash dividends per share declared in fiscal 2004 and fiscal 2003.

	Fiscal 2004			Fiscal 2003
	High	Low	Cash Dividends	High	Low	Cash Dividends

First Quarter	$37.99	$32.60	$—	$35.99	$25.80	$—
Second Quarter	40.20	34.21	.30	30.10	25.20	.20
Third Quarter	44.58	37.55	—	31.04	25.73	—
Fourth Quarter	48.99	43.00	—	35.99	28.91	—

Year	48.99	32.60	$.30	35.99	25.20	$.20

We expect to continue the payment of cash dividends in the future, but there can be no assurance that the Board of Directors will continue to declare them.  In May 2002, after declaring the $.05 per share quarterly dividend that was paid in July 2002, the Board of Directors determined that it would pay future cash dividends on its common stock annually rather than quarterly.  The Board of Directors declared the first annual dividend of $.20 per share in October 2002 and it was paid in January 2003.  In November 2003, the Board of Directors declared an annual dividend of $.30 per share which was paid in January 2004.

As of August 31, 2004, there were approximately 4,212 record holders of Class A Common Stock and 21 record holders of Class B Common Stock.

Share Repurchase Program

We are authorized by the Board of Directors to repurchase up to 28.0 million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  As of June 30, 2004, the cumulative total of acquired shares pursuant to the authorization was 16.7 million, reducing the remaining authorized share repurchase balance to 11.3 million.  During fiscal 2004, we purchased approximately 2.8 million shares for $115.9 million as outlined in the following table:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Number of Shares that May Yet Be Purchased Under the Program
July 2003	—	$—	—	4,160,500
August 2003	350,000	33.60	350,000	3,810,500
September 2003	15,000	34.00	15,000	3,795,500
October 2003	—	—	—	3,795,500
November 2003	202,300	36.25	202,300	3,593,200
December 2003	—	—	—	3,593,200
January 2004	—	—	—	3,593,200
February 2004	1,378,300	41.20	1,378,300	2,214,900
March 2004	514,900	42.59	514,900	1,700,000
April 2004	—	—	—	1,700,000
May 2004	—	—	—	11,700,000
June 2004	372,100	47.30	372,100	11,327,900
Year-to-date	2,832,600	40.93	2,832,600

(1)          The publicly announced repurchase program was last increased by 10.0 million shares on May 11, 2004.  The initial program covering the repurchase of 8.0 million shares was announced in September 1998 and increased by 10.0 million shares on October 30, 2002.  From July 1, 2004 through August 31, 2004, we purchased an additional 1.3 million shares for $54.9 million bringing the cumulative total of acquired shares to 18.0 million.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of June 30, 2004 and does not include grants made or cancelled and options exercised after such date.  The securities that may be issued consist solely of shares of our Class A Common Stock and, except as disclosed in note (b) to the table, all plans were approved by stockholders of the Company.

Equity Compensation Plan Information as of June 30, 2004

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(a)	28,949,750(b) (c)	$36.23	4,744,246(d)

(a)          Includes the Fiscal 1996 Share Incentive Plan (the “1996 Plan”), Fiscal 1999 Share Incentive Plan (the “1999 Plan”), Fiscal 2002 Share Incentive Plan (the “2002 Plan”), Non-Employee Director Share Incentive Plan (the “Director Plan”), two Sassaby stock option plans (see note (b)) and five employment agreements entered into in 1995 prior to the initial public offering.

(b)         Includes outstanding options in respect of 4,104 shares of Class A Common Stock that were granted under two stock option plans assumed by the Company when it acquired Sassaby, Inc. in 1997.  The Company never granted any additional options under the plans.

(c)          Excludes stock units in respect of 370,220 shares of Class A Common Stock.

(d)         The 1996 Plan, the 1999 Plan and the 2002 Plan are similar omnibus plans.  Each authorizes the Stock Plan Subcommittee of the Board of Directors to grant shares and benefits other than stock options.  As of June 30, 2004, there were 230,652, 169,282 and 3,520,837 shares of Class A Common Stock available for issuance under each plan, respectively.  Shares underlying grants cancelled or forfeited under the 1996 Plan and the 1995 employment agreements may be used for grants under the 1999 Plan or the 2002 Plan.  Shares underlying grants cancelled or forfeited under the 1999 Plan may be used for grants under the 2002 Plan.  The Director Plan provides for an annual grant of options and a grant of either options or stock units to non-employee directors.  As of June 30, 2004, there were 163,105 shares available pursuant to the Director Plan.  Additionally, there were 660,370 shares available for issuance pursuant to one employment agreement at June 30, 2004.  However, under the terms of that employment agreement no additional grants may be made, other than dividend equivalent stock units.  In fiscal 2004, the dividend equivalent units granted under that employment agreement were in respect of 1,223 shares.

If all of the outstanding options, warrants and rights and stock units, as well as the securities available for future issuance, included in the first and third columns in the table above were converted to shares of Class A Common Stock as of June 30, 2004, the total shares of Common Stock outstanding (i.e., Class A plus Class B) would increase 15% to 261,591,264.  Of the outstanding options to purchase 28,949,750 shares of Class A Common Stock, options in respect of 22,711,250 shares are exercisable at a price less than $48.78, the closing price on June 30, 2004.  Assuming the exercise of in-the-money options, the total shares outstanding would increase by 10% to 250,238,298.

Subsequent to June 30, 2004, the Company granted options under the terms of the 1996 Plan and the 2002 Plan described above to purchase an additional 1,857,700 of the Company’s Class A Common Stock with an exercise price at least equal to the fair market value on the date of grant.

Item 6.  Selected Financial Data.

The table below summarizes selected financial information.  For further information, refer to the audited consolidated financial statements and the notes thereto beginning on page F-1 of this report.

	Year Ended or at June 30
	2004	2003		2002		2001		2000
	(In millions, except per share data)

Statement of Earnings Data:
Net sales (a)	$5,790.4	$5,096.0		$4,711.5		$4,667.7		$4,440.3
Gross profit (a)	4,314.1	3,771.6		3,451.0		3,441.3		3,202.3
Operating income	644.0	503.7		342.1		495.6		515.8
Interest expense, net (g)	27.1	8.1		9.8		12.3		17.1
Earnings before income taxes, minority interest, discontinued operations and accounting change (b)	616.9	495.6		332.3		483.3		498.7
Provision for income taxes	232.6	163.3		114.7		174.0		184.6
Minority interest, net of tax	(8.9)	(6.7)		(4.7)		(1.9)		—
Discontinued operations, net of tax (c)	(33.3)	(5.8)		(21.0)		—		—
Cumulative effect of a change in accounting principle, net of tax	—	—		—		(2.2)		—
Net earnings (b)	342.1	319.8	(d)	191.9	(e)	305.2	(f)	314.1
Preferred stock dividends (g)	—	23.4		23.4		23.4		23.4
Net earnings attributable to common stock (b)	342.1	296.4	(d)	168.5	(e)	281.8	(f)	290.7

Cash Flow Data:
Net cash flows provided by operating activities	$669.8	$553.1		$519.3		$305.4		$442.5
Net cash flows used for investing activities	(208.0)	(192.5)		(217.0)		(206.3)		(374.3)
Net cash flows used for financing activities	(216.0)	(555.0)		(123.1)		(63.5)		(87.9)

Per Share Data:
Net earnings per common share from continuing operations (b) (c):
Basic	$1.65	$1.30	(d)	$.80	(e)	$1.19	(f)	$1.22
Diluted	$1.62	$1.29	(d)	$.79	(e)	$1.17	(f)	$1.20

Net earnings per common share (b):
Basic	$1.50	$1.27	(d)	$.71	(e)	$1.18	(f)	$1.22
Diluted	$1.48	$1.26	(d)	$.70	(e)	$1.16	(f)	$1.20

Weighted average common shares outstanding:
Basic	228.2	232.6		238.2		238.4		237.7
Diluted	231.6	234.7		241.1		242.2		242.5

Cash dividends declared per common share	$.30	$.20		$.20		$.20		$.20

Balance Sheet Data:
Working capital	$877.2	$791.3		$968.0		$882.2		$716.7
Total assets	3,708.1	3,349.9		3,416.5		3,218.8		3,043.3
Total debt (g)	535.3	291.4		410.5		416.7		425.4
Redeemable preferred stock (g)	—	360.0		360.0		360.0		360.0
Stockholders’ equity	1,733.5	1,423.6		1,461.9		1,352.1		1,160.3

(a)   Effective January 1, 2002, we adopted Emerging Issues Task Force (“EITF”) Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer.”  Upon adoption of this Issue, we reclassified revenues generated from our purchase with purchase activities as sales and the costs of our purchase with purchase and gift with purchase activities as cost of sales, which were previously reported net as operating expenses.  Operating income has remained unchanged by this adoption.  For purposes of comparability, these reclassifications have been reflected retroactively for all periods presented.

(b)   Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” financial results for periods subsequent to July 1, 2001 exclude goodwill amortization.  Goodwill amortization included in fiscal 2001 and 2000 was $20.9 million ($13.4 million after tax) and $17.6 million ($11.1 million after tax), respectively.  Excluding the effect of goodwill amortization in these same periods, diluted earnings per share would have been higher by $.06 and $.05, respectively.

(c)   In December 2003, we committed to a plan to sell the assets and operations of our former reporting unit that sold jane brand products and we sold them in February 2004.  As a result, all consolidated statements of earnings information in the consolidated financial statements and footnotes for fiscal 2004, 2003 and 2002 has been restated for comparative purposes to reflect that reporting unit as discontinued operations.  Earnings data of the discontinued operation for fiscal 2001 and 2000 is not material to the consolidated results of operations and has not been restated.

(d)   Net earnings, net earnings attributable to common stock, net earnings per common share from continuing operations and net earnings per common share for the year ended June 30, 2003 included a special charge related to the proposed settlement of a legal action of $13.5 million, after-tax, or $.06 per diluted common share.

(e)   Net earnings, net earnings attributable to common stock, net earnings per common share from continuing operations and net earnings per common share for the year ended June 30, 2002 included a restructuring charge of $76.9 million (of which $0.5 million was included in discontinued operations), after tax, or $.32 per diluted common share, and a one-time charge of $20.6 million, or $.08 per common share, attributable to the cumulative effect of adopting SFAS No. 142, “Goodwill and Other Intangible Assets,” which is attributable to our former reporting unit that sold jane brand products and is included in discontinued operations.

(f)   Net earnings, net earnings attributable to common stock, net earnings per common share from continuing operations and net earnings per common share for the year ended June 30, 2001 included restructuring and other non-recurring charges of $40.3 million, after tax, or $.17 per diluted common share, and a one-time charge of $2.2 million, after tax, or $.01 per diluted common share, attributable to the cumulative effect of adopting SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

(g)   During fiscal 2004, there was an increase of approximately $17.4 million in interest expense, net and a corresponding decrease in preferred stock dividends as a result of the adoption of SFAS No. 150 (see “Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Standards”).  Additionally, in connection with this pronouncement, redeemable preferred stock has been reclassified as a component of total debt subsequent to June 30, 2003.  The provisions of SFAS No. 150 did not provide for retroactive restatement of historical financial data.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These judgments can be subjective and complex, and consequently actual results could differ from those estimates.  Our most critical accounting policies relate to revenue recognition; concentration of credit risk; inventory; pension and other postretirement benefit costs; goodwill and other intangible assets; income taxes; and derivatives.

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

Our sales return accrual is a subjective critical estimate that has a direct impact on reported net sales.  This accrual is calculated based on a history of gross sales and actual returns by region and product category.  In addition, as necessary, specific accruals may be established for future known or anticipated events.  As a percentage of gross sales, sales returns were 4.6%, 5.1% and 4.8% in fiscal 2004, 2003 and 2002, respectively.

Concentration of Credit Risk

An entity is vulnerable to concentration of credit risk if it is exposed to risks of loss greater than it would have had it mitigated its risks through diversification of customers.  The significance of such credit risk depends on the extent and nature of the concentration.

We have three major customers that owned and operated retail stores that in the aggregate accounted for $1,253.8 million, or 22%, of our consolidated net sales in fiscal 2004 and $166.6 million, or 25%, of our accounts receivable at June 30, 2004.  These customers sell products primarily within North America.  Although management believes that these customers are sound and creditworthy, a severe adverse impact on their business operations could have a corresponding material adverse effect on our net sales, cash flows and/or financial condition.

In the ordinary course of business, we have established an allowance for doubtful accounts and customer deductions in the amount of $30.1 million and $31.8 million as of June 30, 2004 and 2003, respectively.  Our allowance for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings.  The allowance for doubtful accounts was reduced by $25.6 million, $30.3 million and $24.8 million for customer deductions and write-offs in fiscal 2004, 2003 and 2002, respectively, and increased by $23.9 million, $31.5 million and $28.6 million for additional provisions in fiscal 2004, 2003 and 2002, respectively.  This reserve is based upon the evaluation of accounts receivable aging, specific exposures and historical trends.

Inventory

We state our inventory at the lower of cost or fair market value, with cost being determined on the first-in, first-out (FIFO) method.  We believe FIFO most closely matches the flow of our products from manufacture through sale.  The reported net value of our inventory includes saleable products, promotional products, raw materials and componentry and work in process that will be sold or used in future periods.  Inventory cost includes raw materials, direct labor and overhead.

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

Pension and Other Postretirement Benefit Costs

We offer the following benefits to some or all of our employees: a domestic trust-based noncontributory defined benefit pension plan  (“U.S. Plan”); an unfunded, nonqualified domestic noncontributory pension plan to provide benefits in excess of statutory limitations; a contributory defined contribution plan; international pension plans, which vary by country, consisting of both defined benefit and defined contribution pension plans; deferred compensation; and certain other postretirement benefits.

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

The pre-retirement discount rate for each plan used for determining future net periodic benefit cost is based on a review of highly rated long-term bonds.  For fiscal 2004, we used a pre-retirement discount rate for our U.S. Plan of 5.75% and varying rates on our international plans of between 2.25% and 6.00%.  For fiscal 2004, we used an expected return on plan assets of 8.00% for our U.S. Plan and varying rates of between 3.25% and 7.50% for our international plans.  In determining the long-term rate of return for a plan, we consider the historical rates of return, the nature of the plan’s investments and an expectation for the plan’s investment strategies.  The U.S. Plan asset allocation as of June 30, 2004 was approximately 63% equity investments, 32% fixed income investments, and 5% other investments.

For fiscal 2005, we will use a pre-retirement discount rate for the U.S. Plan of 6.00% and anticipate using an expected return on plan assets of 7.75%.  The net change in these assumptions from those used in fiscal 2004 will cause a de minimis decrease in pension expense in fiscal 2005.  We will continue to monitor the market conditions relative to these assumptions and adjust them accordingly.

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

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  This Statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years.  It requires an asset and liability approach for financial accounting and reporting of income taxes.

As of June 30, 2004, we have current net deferred tax assets of $145.9 million and non-current net deferred tax liabilities of $26.8 million.  The net deferred tax assets assume sufficient future earnings for their realization, as well as the continued application of currently anticipated tax rates.  Included in net deferred tax assets is a valuation allowance of approximately $4.2 million for deferred tax assets, which relates to foreign tax loss carryforwards not utilized to date, where management believes it is more likely than not that the deferred tax assets will not be realized in the relevant jurisdiction.  Based on our assessments, no additional valuation allowance is required.  If we determine that a deferred tax asset will not be realizable, an adjustment to the deferred tax asset will result in a reduction of earnings at that time.

Furthermore, we provide tax reserves for Federal, state and international exposures relating to audit results, planning initiatives and compliance responsibilities.  The development of these reserves requires judgments about tax issues, potential outcomes and timing, and is a subjective critical estimate.

Derivatives

We account for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  This Statement also requires the recognition of all derivative instruments as either assets or liabilities on the balance sheet and that they be measured at fair value.

We currently use derivative financial instruments to hedge certain anticipated transactions and interest rates, as well as receivables and payables denominated in foreign currencies.  We do not utilize derivatives for trading or speculative purposes.  Hedge effectiveness is documented, assessed and monitored by employees who are qualified to make such assessments and monitor the instruments.  Variables that are external to us such as social, political and economic risks may have an impact on our hedging program and the results thereof.

RESULTS OF OPERATIONS

We manufacture, market and sell skin care, makeup, fragrance and hair care products which are distributed in over 130 countries and territories.  The following table is a comparative summary of operating results for fiscal 2004, 2003 and 2002 and reflects the basis of presentation described in Note 2 and Note 18 to the Notes to Consolidated Financial Statements for all periods presented.  Products and services that do not meet our definition of skin care, makeup, fragrance and hair care have been included in the “other” category.

In February 2004, we sold the assets and operations of our reporting unit that sold jane brand products.  Prior to the sale of the business, in December 2003, we committed to a plan to sell such assets and operations.  At the time the decision was made, circumstances warranted that we conduct an assessment of the tangible and intangible assets of the jane business.  Based on our assessment, we determined that the carrying amount of these assets as then reflected on our consolidated balance sheet exceeded their estimated fair value.  In accordance with the assessment and the closing of the sale, we recorded an after-tax charge to discontinued operations of $33.3 million for the fiscal year ended June 30, 2004.  The charge represents the impairment of goodwill in the amount of $26.4 million; the reduction in value of other tangible assets in the amount of $2.1 million, net of taxes; and the reporting unit’s operating loss of $4.8 million, net of tax.  Included in the operating loss of the fiscal year were additional costs associated with the sale and discontinuation of the business.  All consolidated statements of earnings information for the prior years presented have been restated for comparative purposes, including the restatement of the makeup product category and the Americas region data.

	Year Ended June 30
	2004	2003	2002
	(In millions)
NET SALES
By Region:
The Americas	$3,148.8	$2,931.8	$2,846.0
Europe, the Middle East & Africa	1,870.2	1,506.4	1,261.1
Asia/Pacific	771.4	657.8	610.6
	5,790.4	5,096.0	4,717.7
Restructuring *	—	—	(6.2)
	$5,790.4	$5,096.0	$4,711.5

By Product Category:
Skin Care	$2,140.1	$1,893.7	$1,703.3
Makeup	2,148.3	1,887.8	1,758.3
Fragrance	1,221.1	1,059.6	1,017.3
Hair Care	249.4	228.9	215.8
Other	31.5	26.0	23.0
	5,790.4	5,096.0	4,717.7
Restructuring *	—	—	(6.2)
	$5,790.4	$5,096.0	$4,711.5

OPERATING INCOME
By Region:
The Americas	$319.2	$255.3	$222.8
Europe, the Middle East & Africa	274.4	227.7	179.9
Asia/Pacific	50.4	42.7	56.0
	644.0	525.7	458.7
Restructuring and Special Charges*	—	(22.0)	(116.6)
	$644.0	$503.7	$342.1

By Product Category:
Skin Care	$336.3	$273.2	$248.4
Makeup	257.7	206.6	183.1
Fragrance	24.8	32.1	13.4
Hair Care	23.6	14.8	13.7
Other	1.6	(1.0)	0.1
	644.0	525.7	458.7
Restructuring and Special Charges *	—	(22.0)	(116.6)
	$644.0	$503.7	$342.1

* Refer to the following tables and discussion for further information regarding these charges.

The following table presents certain consolidated earnings data as a percentage of net sales:

	Year Ended June 30
	2004	2003	2002

Net sales	100.0%	100.0%	100.0%
Cost of sales	25.5	26.0	26.8
Gross profit	74.5	74.0	73.2

Operating expenses:
Selling, general and administrative	63.1	63.3	63.3
Restructuring	—	—	2.3
Special charges	—	0.4	—
Related party royalties	0.3	0.4	0.4
	63.4	64.1	66.0

Operating income	11.1	9.9	7.2
Interest expense, net	0.4	0.2	0.2

Earnings before income taxes, minority interest and discontinued operations	10.7	9.7	7.0
Provision for income taxes	4.0	3.2	2.4
Minority interest, net of tax	(0.2)	(0.1)	(0.1)

Net earnings from continuing operations	6.5	6.4	4.5
Discontinued operations, net of tax	(0.6)	(0.1)	(0.4)
Net earnings	5.9%	6.3%	4.1%

Reconciliations of Financial Results

The following tables present reconciliations of our financial results for the fiscal years ended June 30, 2003 and 2002 as reported in conformity with U.S. generally accepted accounting principles (“GAAP”) and those results adjusted to exclude certain charges described above each table.  We have presented these reconciliations because of the special nature of the charges or the fact that they are not necessarily comparable from period to period.  We believe that such measures provide investors with a view of our ongoing business trends and results of continuing operations.  This is consistent with the approach used by management in its evaluation and monitoring of such trends and results and provides investors with a base for evaluating future periods.  There were no events or transactions in fiscal 2004 for which we believe such a presentation would be relevant.

While we consider the non-GAAP financial measures useful in analyzing our results, it is not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with GAAP.

Fiscal 2003

The table below reconciles the fiscal 2003 results as reported and results prior to adjustment for a special pre-tax charge of $22.0 million, or $13.5 million after-tax, equal to $.06 per diluted common share, in connection with the proposed settlement of a class action lawsuit brought against us and a number of other defendants.  The amount of the charge in this case is significantly larger than similar charges we have incurred individually or in the aggregate for legal proceedings in any prior year and we do not expect to take a charge of a similar magnitude for a single matter like it in the near future.

	Year Ended June 30, 2003
	(In millions, except per share data )
	Results As Reported	Reconciling Items	Non-GAAP Results
Net sales	$5,096.0	$—	$5,096.0
Cost of sales	1,324.4	—	1,324.4
Gross profit	3,771.6	—	3,771.6
Gross margin	74.0%		74.0%
Operating expenses	3,267.9	22.0	3,245.9
Operating expense margin	64.1%		63.7%
Operating income	503.7	22.0	525.7
Operating income margin	9.9%		10.3%
Provision (benefit) for income taxes	163.3	(8.5)	171.8
Net earnings from continuing operations	325.6	13.5	339.1
Discontinued operations, net of tax	(5.8)	—	(5.8)
Net earnings	$319.8	$13.5	$333.3
Net earnings attributable to common stock	$296.4	$13.5	$309.9

Diluted net earnings per common share:
Net earnings attributable to common stock from continuing operations	$1.29	$.06	$1.35
Net earnings attributable to common stock	$1.26	$.06	$1.32

Fiscal 2002

The table below reconciles the fiscal 2002 results as reported and results prior to adjustment for pre-tax restructuring charges of $117.4 million (of which $0.8 million was included in discontinued operations), or $76.9 million after-tax (of which $0.5 million was included in discontinued operations), equal to $.32 per diluted common share.  The restructuring charges were related to repositioning certain businesses as part of a globalization and reorganization initiative and are described in greater detail in Note 5 to Notes to Consolidated Financial Statements.  The restructuring was not considered part of our core continuing business in fiscal 2002. Management also excludes the related charge in evaluating its performance when comparing fiscal 2002 to future periods.

	Year Ended June 30, 2002
	(In millions, except per share data)
	Results As Reported	Reconciling Items	Non-GAAP Results
Net sales	$4,711.5	$6.2	$4,717.7
Cost of sales	1,260.5	0.8	1,259.7
Gross profit	3,451.0	7.0	3,458.0
Gross margin	73.2%		73.3%
Operating expenses	3,108.9	109.6	2,999.3
Operating expense margin	66.0%		63.6%
Operating income	342.1	116.6	458.7
Operating income margin	7.2%		9.7%
Provision (benefit) for income taxes	114.7	(40.2)	154.9
Net earnings from continuing operations	212.9	76.4	289.3
Discontinued operations, net of tax	(21.0)	0.5	(20.5)
Net earnings	$191.9	$76.9	$268.8
Net earnings attributable to common stock	$168.5	$76.9	$245.4

Diluted net earnings per common share:
Net earnings attributable to common stock from continuing operations	$.79	$.31	$1.10
Net earnings attributable to common stock	$.70	$.32	$1.02

Fiscal 2004 as Compared with Fiscal 2003

NET SALES

Net sales increased 14% or $694.4 million to $5,790.4 million, reflecting growth in all product categories and all geographic regions led by double-digit growth in Europe, the Middle East & Africa and Asia/Pacific and the inclusion of a full year of net sales of the Darphin line of products, which was acquired during the fourth quarter of fiscal 2003.  Net sales results in Europe, the Middle East & Africa and Asia/Pacific benefited from the weakening of the U.S. dollar.  Excluding the impact of foreign currency translation, net sales increased 9%.

Product Categories

Skin Care

Net sales of skin care products increased 13% or $246.4 million to $2,140.1 million.  This increase was primarily attributable to the recent launches of Hydra Complete Multi-Level Moisture Cream and Idealist Micro-D Deep Thermal Refinisher by Estée Lauder and Pore Minimizer by Clinique.  Additionally, the increase was supported by strong sales of Clinique’s 3-Step Skin Care System and the Repairwear line of products from Clinique as well as Re-Nutriv Intensive Lift Serum and Re-Nutriv Intensive Eye Crème by Estée Lauder.  Also contributing to this increase was the inclusion of a full year of net sales of the Darphin line of products, which are primarily skin care, and growth in developing brands.  Partially offsetting these increases were lower net sales of certain existing products such as Advanced Stop Signs by Clinique and White Light and Lightsource product lines by Estée Lauder.  Excluding the impact of foreign currency translation, skin care net sales increased 8%.

Makeup

Makeup net sales increased 14% or $260.5 million to $2,148.3 million, in part, due to strong sales of our M•A•C and Bobbi Brown makeup artist lines.  The increase in net sales also reflected the current year launches of Ideal Matte Refinishing Makeup SPF 8 and Electric Intense LipCreme by Estée Lauder and Perfectly Real Makeup and Colour Surge Bare Brilliance by Clinique.  Also contributing to net sales growth were strong sales of High Impact Mascara, High Impact Eye Shadow and Skin Clarifying Makeup by Clinique, as well as Pure Color Lip Vinyl and Artist’s Lip and Eye Pencils from Estée Lauder.  Partially offsetting these increases were lower net sales of certain existing products such as So Ingenious Multi-Dimension Liquid Makeup and Pure Color Lipstick from Estée Lauder and Moisture Surge Lipstick from Clinique.  Excluding the impact of foreign currency translation, makeup net sales increased 10%.

Fragrance

Net sales of fragrance products increased 15% or $161.5 million to $1,221.1 million, primarily attributable to the current year launches of Estée Lauder Beyond Paradise, Aramis Life, Clinique Simply and the Tommy Jeans collection.  These product launches primarily contributed to increased fragrance net sales outside the United States.  Additionally, the increase in net sales benefited from improved results from our travel retail business.  These net sales increases were partially offset by lower net sales of Estée Lauder pleasures, Intuition and Beautiful, certain Tommy Hilfiger products and Clinique Happy.  Excluding the impact of foreign currency translation, fragrance net sales increased 10%.

Hair Care

Hair care net sales increased 9% or $20.5 million to $249.4 million.  This increase was primarily the result of sales growth from Aveda and Bumble and bumble products due to an increase in sales at existing salons and spas, new salon and spa openings and the success of new and existing products.  Aveda net sales also increased as a result of the opening of new Company-owned Aveda Experience Centers.  Partially offsetting the increase were lower net sales of Clinique’s Simple Hair Care System.  Excluding the impact of foreign currency translation, hair care net sales increased 7%.

The introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

Geographic Regions

Net sales in the Americas increased 7% or $217.0 million to $3,148.8 million, primarily reflecting growth from our newer brands, the success of new and recently launched products and increases from most of the Company’s freestanding retail stores, all of which reflected the strengthening retail environment.  Nevertheless, the prestige fragrance business in the United States continues to be challenging.

In Europe, the Middle East & Africa, net sales increased 24% or $363.8 million to $1,870.2 million, primarily reflecting higher net sales from our travel retail business, the United Kingdom, Spain, Greece and South Africa, as well as the inclusion of a full year of net sales of the Darphin line of products.  We also benefited from the effect of favorable foreign currency exchange rates to the U.S. dollar.  Excluding the impact of foreign currency translation, net sales in Europe, the Middle East & Africa increased 14%.

Net sales in Asia/Pacific increased 17% or $113.6 million to $771.4 million, primarily due to higher net sales in Japan, Australia, Taiwan, China and Thailand.  Excluding the impact of foreign currency translation, net sales in Asia/Pacific increased 9%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales improved to 25.5% from 26.0% reflecting production and supply chain efficiencies of approximately 70 basis points and lower costs from promotional activities of approximately 60 basis points.  Partially offsetting these improvements were changes in exchange rates of approximately 40 basis points and costs related to  inventory obsolescence and reconditioning and re-handling of goods of approximately 20 basis points. Also offsetting these improvements were costs associated with higher travel retail sales, which contributed approximately 10 basis points.  Travel retail has a higher cost of goods sold percentage because of its higher mix of fragrance sales coupled with its margin structure.

Since certain promotional activities are a component of sales or cost of sales and the timing and level of promotions vary with our promotional calendar, we have experienced, and expect to continue to experience, fluctuations in the cost of sales percentage.  In addition, future cost of sales mix may be impacted by the inclusion of new brands which have margin and product cost structures different than our existing brands.

OPERATING EXPENSES

Operating expenses decreased to 63.4% of net sales as compared with 64.1% of net sales in the prior year.  Prior-year operating expenses included a charge related to the pending settlement of a legal proceeding of $22.0 million or 0.4% of net sales.  Before considering the effect of this charge, operating expenses as a percentage of net sales decreased 30 basis points from 63.7% in the prior year.  Operating expenses as a percentage of net sales decreased approximately 100 basis points primarily due to the higher growth rate in net sales, particularly in the travel retail business, as well as our ongoing cost containment efforts to maintain expenses in line with our business needs, partially offset by operating expenses related to BeautyBank, the higher operating costs associated with newly acquired brands and expenses related to compliance with new regulatory requirements (such as those arising under the Sarbanes Oxley Act of 2002).  Partially offsetting the net favorability in the current year were higher levels of advertising, merchandising and sampling expenses incurred to support new and recently launched products of approximately 70 basis points.

Changes in advertising, sampling and merchandising spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

Under agreements covering our purchase of trademarks for a percentage of related sales, royalty payments totaling $18.8 million and $20.3 million in fiscal 2004 and 2003, respectively, have been charged to expense. Such payments were made to Mrs. Estée Lauder until her death on April 24, 2004, after which time the final payments ceased to accrue and were made to a trust.  This event resulted in a reduction of operating expenses in fiscal 2004 of $3.7 million, or $2.2 million after tax.  We will realize a benefit from the elimination of these royalty payments in fiscal 2005.

OPERATING RESULTS

Operating income increased 28% or $140.3 million to $644.0 million.  Operating margins were 11.1% of net sales in the current period as compared with 9.9% in the prior year.  Prior year results include a charge related to the pending settlement of a legal proceeding of $22.0 million.  Absent this charge, operating income increased 23% or $118.3 million and operating margins increased 80 basis points from fiscal 2003.  These increases in operating income and operating margin reflect sales growth, improvements in the components of cost of sales and a reduction in operating expenses as a percentage of net sales.

Net earnings and net earnings per diluted share increased approximately 7% and 17%, respectively.  Net earnings improved $22.3 million to $342.1 million and net earnings per diluted share increased by 17% from $1.26 to $1.48.  Net earnings from continuing operations increased by $49.8 million or 15% and diluted earnings per common share from continuing operations increased 26% to $1.62 from $1.29 in the prior year.  Absent the charge related to the pending settlement of a legal proceeding, net earnings from continuing operations increased by $36.3 million or 11% and diluted earnings per common share from continuing operations increased 21% from $1.35.

The following discussions of Operating Results by Product Categories and Geographic Regions exclude the impact of the fiscal 2003 charge related to the pending settlement of a legal proceeding.  We believe the following analysis of operating income better reflects the manner in which we conduct and view our business.  The table on page 22 reconciles these results to operating income as reported in the consolidated statements of earnings.

Product Categories

Operating income increased 23% to $336.3 million in skin care, 25% to $257.7 million in makeup and 59% to $23.6 million in hair care reflecting overall sales growth and new product launches.  Operating income decreased 23% to $24.8 million in fragrance reflecting the softness in that product category in the United States as well as increased support spending related to new product launch activities.

Geographic Regions

Operating income in the Americas increased 25% or $63.9 million to $319.2 million due to sales growth resulting from an improved retail environment, strong product launches and growth from newer brands.  In Europe, the Middle East & Africa, operating income increased 21% or $46.7 million to $274.4 million primarily due to significantly improved results from our travel retail business, improved operating results in the United Kingdom and Spain as well as the addition of a full year of results of the Darphin line of products.  Partially offsetting these increases were lower results in Switzerland and Italy due to difficult market conditions.  In Asia/Pacific, operating income increased 18% or $7.7 million to $50.4 million.  This increase reflects improved results in Taiwan, Hong Kong and Thailand, partially offset by lower results in Korea.

INTEREST EXPENSE, NET

Net interest expense was $27.1 million as compared with $8.1 million in the prior year.  The increase in net interest expense was due to the inclusion of the dividends on redeemable preferred stock of $17.4 million as interest expense in fiscal 2004.  This change in reporting resulted from a change in accounting standards which prohibits us from restating the prior fiscal year results (see “Recently Issued Accounting Standards”).  To a lesser extent, interest expense was also affected by higher average net borrowings and a marginally higher effective interest rate on our debt portfolio.  In fiscal 2005, we expect a reduction in interest expense as a result of the partial redemption of preferred stock and the lower dividend rate on the remaining preferred stock compared to fiscal 2004.  See “Liquidity and Capital Resources” for further details.

PROVISION FOR INCOME TAXES

The provision for income taxes represents Federal, foreign, state and local income taxes.  The effective rate for income taxes for fiscal 2004 was 37.7% as compared with 32.9% in the prior year.  These rates differ from statutory rates, reflecting the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses.  The increase in the effective income tax rate was attributable to the inclusion of the dividends on redeemable preferred stock as interest expense, which are not deductible for income tax purposes, the mix of global earnings and, to a lesser extent, the timing of certain tax planning initiatives.  The prior year rate included benefits derived from certain favorable tax negotiations.

Fiscal 2003 as Compared with Fiscal 2002

NET SALES

Net sales increased 8% or $384.5 million to $5,096.0 million, reflecting growth in all product categories and each of our geographic regions.  Product category results were led by skin care, and our regions were led by Europe, the Middle East & Africa, where results benefited from favorable foreign exchange rates to the U.S. dollar and improvements in the travel retail business.  Travel retail improved during the middle of fiscal 2003 compared with lower results during the middle of fiscal 2002 but was adversely affected during the last quarter of fiscal 2003 by certain world events, including the lingering effects of the war in Iraq and concerns relating to SARS.  Such events may affect our future sales and earnings.  Excluding the impact of foreign currency translation, net sales increased 4%.

Product Categories

Skin Care

Net sales of skin care products increased 11% or $190.4 million to $1,893.7 million, which was primarily attributable to the recent launches of Perfectionist Correcting Serum for Lines/Wrinkles and Resilience Lift OverNight Face and Throat Crème by Estée Lauder, and the Repairwear line of products and Advanced Stop Signs from Clinique.  Additionally, the increase was supported by strong sales of Comforting Cream Cleanser, Moisture Surge Extra Thirsty Skin Relief and Moisture Surge Eye Gel, and products in the 3-Step Skin Care System by Clinique, as well as by Re-Nutriv Ultimate Lifting Creme from Estée Lauder, and A Perfect World line of products by Origins.  Partially offsetting this increase were lower net sales of certain existing products such as Stop Signs, Total Turnaround Cream and Turnaround Cream by Clinique and Idealist Skin Refinisher by Estée Lauder.  Excluding the impact of foreign currency translation, skin care net sales increased 7%.

Makeup

Makeup net sales increased 7% or $129.5 million to $1,887.8 million due to strong sales of our makeup artist lines and fiscal 2003 launches of Dewy Smooth Anti-Aging Makeup and Colour Surge Lipstick by Clinique, and MagnaScopic Maximum Volume Mascara and Artist’s Lip and Eye Pencils from Estée Lauder.  Also contributing to growth were strong sales from Estée Lauder brand products including So Ingenious Multi-Dimension Liquid Makeup and Loose Powder, as well as from new and existing products in the Pure Color line.  Offsetting this increase were lower net sales of certain existing products such as Sumptuous Lipstick from Estée Lauder, and Gentle Light Makeup and Powder and High Impact Eye Shadow Duos by Clinique.  Excluding the impact of foreign currency translation, makeup net sales increased 4%.

Fragrance

Net sales of fragrance products increased 4% or $42.3 million to $1,059.6 million, primarily reflecting the effects of favorable foreign currency exchange rates to the U.S. dollar.  The fragrance industry continues to experience a difficult environment.  The travel retail business, which depends substantially on fragrance products, began to improve in the middle of the fiscal year relative to the prior year, however the latter part of fiscal 2003 was adversely affected by international uncertainties stemming from events in Iraq and concerns relating to SARS.  In fiscal 2003, we successfully launched Estée Lauder pleasures intense, T girl by Tommy Hilfiger, Clinique Happy Heart, Lauder Intuition for Men and Donna Karan Black Cashmere.  Net sales also benefited from strong sales of Beautiful by Estée Lauder and Aromatics Elixir from Clinique.  Offsetting these increases and sales from new product launches were lower net sales of certain Tommy Hilfiger products, Intuition by Estée Lauder and Estée Lauder pleasures.  Excluding the impact of foreign currency translation, fragrance net sales were relatively unchanged from the prior year.

Hair Care

Hair care net sales increased 6% or $13.1 million to $228.9 million.  This increase was primarily the result of sales growth from Aveda and Bumble and bumble products.  We also increased the number of Company-owned Aveda Experience Centers and strategically decreased the number of salons that offer Aveda products.  Partially offsetting the increase were lower net sales of Clinique’s Simple Hair Care System.

The introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

Geographic Regions

Net sales in the Americas increased 3% or $85.8 million to $2,931.8 million primarily reflecting growth from our newer brands as well as the success of newly launched products.  Despite the increase, we continued to experience a soft retail environment in the United States in fiscal 2003.

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

Net sales in Asia/Pacific increased 8% or $47.2 million to $657.8 million primarily due to higher net sales in Korea, Japan, Australia and Thailand.  Despite increased net sales in Japan, the country remained a difficult market due to local economic conditions and competition.  Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 3%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales improved to 26.0% from 26.8%, reflecting production and supply chain efficiencies and lower costs from promotional activities.

We continued to emphasize sourcing initiatives and overall supply chain management which resulted in lower manufacturing costs, whereas in the prior year we experienced under-absorption of overhead as a result of the impact of the events of September 11, 2001.

The inclusion of promotional merchandise as a component of cost of sales results in lower margins.  A strategic shift to reduce these activities in fiscal 2003 contributed to the improvement in our gross profit margin for the year.  The inclusion of the cost of purchase with purchase and gift with purchase merchandise as a component of cost of sales resulted from our adoption of EITF Issue No. 01-9.  Since the cost of these promotional activities is a component of cost of sales and the timing and level of promotions vary with our promotional calendar, we experienced, and expect to continue to experience, fluctuations in the cost of sales percentage.

OPERATING EXPENSES

Operating expenses decreased to 64.1% of net sales as compared with 66.0% of net sales in the prior-year period.  The fiscal 2003 results were impacted by a charge related to the pending settlement of a legal proceeding of $22.0 million or 0.4% of net sales.  Fiscal 2002 operating expenses included a restructuring charge of $109.6 million or 2.3% of net sales.  Before considering the effect of these two charges, operating expenses increased slightly to 63.7% of net sales compared with 63.6% of net sales in the prior year.  The increase in spending primarily related to advertising, sampling and merchandising activities particularly during the early portion of fiscal 2003 (excluding purchase with purchase and gift with purchase activities, discussed as a component of cost of sales) which supported our sales growth and built momentum going into the second half of fiscal 2003.  Changes in advertising, sampling and merchandising spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

OPERATING RESULTS

Operating income increased 47% or $161.6 million to $503.7 million as compared with the prior-year period.  Operating margins were 9.9% of net sales in fiscal 2003 as compared with 7.2% in fiscal 2002.  These results include a charge related to the pending settlement of a legal proceeding of $22.0 million in the current year and a prior year restructuring charge of $116.6 million.  Absent these items, operating income increased 15% or $67.0 million to $525.7 million and operating margins increased to 10.3% as compared with 9.7% in fiscal 2002.  These increases in operating income and operating margin reflect sales growth, including the benefits from favorable foreign currency exchange rates to the U.S. dollar and gross margin improvement, as well as benefits from our prior restructurings and our continued cost containment efforts.

Net earnings and net earnings per diluted share increased approximately 67% and 80%, respectively.  Net earnings improved $127.9 million to $319.8 million and net earnings per diluted share increased by $.56 from $.70 to $1.26.  Net earnings from continuing operations increased by $112.7 million or 53% and diluted earnings per common share from continuing operations increased 63% to $1.29 from $.79 in the prior year.  Before the fiscal 2003 charge related to the pending settlement of a legal proceeding and the fiscal 2002 restructuring, net earnings from continuing operations increased 17% to $339.1 million and diluted earnings per common share from continuing operations increased 23% to $1.35 from $1.10 in the prior year.

The following discussions of Operating Results by Product Categories and Geographic Regions exclude the impact of the fiscal 2003 charge related to the pending settlement of a legal proceeding and the fiscal 2002 restructuring.  We believe the following analysis of operating income better reflects the manner in which we conduct and view our business.  The tables on page 22 reconcile these results to operating income as reported in the consolidated statements of earnings.

Product Categories

Operating income more than doubled to $32.1 million in fragrance due primarily to improved results from our travel retail business.  Operating income increased 10% to $273.2 million in skin care and 13% to $206.6 million in makeup reflecting higher net sales, partially offset by strategic spending on advertising, sampling and merchandising, particularly in the earlier portion of fiscal 2003.  Operating income increased $1.1 million or 8% to $14.8 million in hair care, reflecting improvements in Aveda and Bumble and bumble, as well as higher profits in the latter portion of the year outside the United States.

Geographic Regions

Operating income in the Americas increased 15% or $32.5 million to $255.3 million due to sales growth, the benefits of our prior restructurings and continued cost containment efforts.  Operating income also benefited from the results of strategic efforts related to product support spending in the earlier part of the year that led to increased net sales during the year.  In Europe, the Middle East & Africa, operating income increased 27% or $47.8 million to $227.7 million primarily due to the improved operating results in the United Kingdom as well as increased results generated from our travel retail business.  As described elsewhere, profitability in the region has been and will continue to be affected by international uncertainties.  In Asia/Pacific, operating income decreased 24% or $13.3 million to $42.7 million.  This decrease reflects improved results in Korea and Thailand, which were more than offset by a decrease in Australia, which derived a benefit in the prior-year period from a change in our retailer arrangements.

INTEREST EXPENSE, NET

Net interest expense was $8.1 million as compared with $9.8 million in fiscal 2002.  The decrease in net interest expense was primarily due to lower outstanding net borrowings and higher interest income generated by higher invested cash balances.  This improvement was partially offset by a higher effective interest rate, which resulted from the increased proportion of fixed rate debt as compared with variable rate debt in the prior year.  In May 2003, we executed a fixed-to-floating interest rate swap on our $250.0 million 6% Senior Notes due 2012.  See “Liquidity and Capital Resources” for further details.

PROVISION FOR INCOME TAXES

The provision for income taxes represents Federal, foreign, state and local income taxes.  The effective rate for income taxes for fiscal 2003 was 32.9% as compared with 34.5% in fiscal 2002.  These rates differ from statutory rates, reflecting the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses.  The decrease in the effective tax rate was principally attributable to ongoing tax planning initiatives, including the favorable settlement of certain tax negotiations and the reduction of the overall tax rate relating to the Company’s foreign operations.  In addition, the tax effect of the charge related to the pending settlement of a legal proceeding in late fiscal 2003 contributed to an effective tax rate slightly lower than previously expected.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds historically have been cash flows from operations and borrowings under commercial paper, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks in the United States and abroad.  At June 30, 2004, we had cash and cash equivalents of $611.6 million compared with $364.1 million at June 30, 2003.

At June 30, 2004, our outstanding borrowings of $535.3 million included: (i) $236.6 million of 6% Senior Notes due January 2012 consisting of $250.0 million principal, unamortized debt discount of $0.9 million and a $12.5 million adjustment to reflect the fair value of an outstanding interest rate swap; (ii) $197.3 million of 5.75% Senior Notes due October 2033 consisting of $200.0 million principal and unamortized debt discount of $2.7 million; (iii) $68.4 million of Cumulative Redeemable Preferred Stock, which shares have a mandatory redemption date of June 30, 2015 (see “Recently Issued Accounting Standards”); (iv) a 3.0 billion yen term loan (approximately $27.6 million at exchange rates as of June 30, 2004), which is due in March 2006; and (v) $5.4 million of other short-term borrowings.

In September 2003, we issued and sold $200.0 million of 5.75% Senior Notes due October 2033 (“5.75% Senior Notes”) in a public offering.  The 5.75% Senior Notes were priced at 98.645% with a yield of 5.846%.  Interest payments, which commenced April 15, 2004, will be made semi-annually on April 15 and October 15 of each year.  In May 2003, in anticipation of the issuance of the 5.75% Senior Notes, we entered into a series of treasury lock agreements on a notional amount totaling $195.0 million at a weighted average all-in rate of 4.53%.  The treasury lock agreements were settled upon the issuance of the new debt and we received a payment of $15.0 million that will be amortized against interest expense over the life of the 5.75% Senior Notes.  As a result of the treasury lock agreements, the debt discount and debt issuance costs, our effective interest rate on the 5.75% Senior Notes will be 5.395% over the life of the debt.  We issued these fixed-rate notes to lock in long-term liquidity at historically low prevailing market rates and to mitigate future interest rate volatility.

On December 31, 2003, we and the holders of the $6.50 Cumulative Redeemable Preferred Stock exchanged all of the outstanding shares of $6.50 Cumulative Redeemable Preferred Stock due June 30, 2005 for a newly issued series of cumulative redeemable preferred stock with a mandatory redemption date of June 30, 2015 (“2015 Preferred Stock”).  For the quarters ended December 31, 2003 and March 31, 2004, the dividend rate on the 2015 Preferred Stock was 4.75% per annum, payable quarterly.

On April 24, 2004, Mrs. Estée Lauder passed away.  As a result, our right to call for redemption $291.6 million of the 2015 Preferred Stock became exercisable and the holders’ right to put to us all $360.0 million aggregate principal amount of the 2015 Preferred Stock became exercisable.

On June 10, 2004, we redeemed, for cash, all $291.6 million aggregate principal amount of 2015 Preferred Stock that could be redeemed at that time.  Upon this partial redemption, the dividend rate on the remaining $68.4 million principal amount of 2015 Preferred Stock was reduced, for the period from April 25, 2004 through June 30, 2004, from 4.75% per annum to 0.62% per annum, which is a rate based on the after-tax yield on six-month U.S. Treasuries.  So long as the remaining shares of 2015 Preferred Stock are outstanding, the dividend rate will be reset semi-annually in January and July at the then-existing after-tax yield on six-month U.S. Treasuries.  The dividend rate for the six-month period from July 1, 2004 through December 31, 2004 is 0.994%.  As a result of the redemption of the $291.6 million principal amount of 2015 Preferred Stock and the reduction of the dividend rate on the remaining $68.4 million principal amount of 2015 Preferred Stock, we expect to save, net of financing costs, approximately $14.0 million in fiscal 2005.

The remaining $68.4 million principal amount of 2015 Preferred Stock may be put to us at any time at face value, but may not be redeemed by us until May 24, 2005.  If put to us on or before June 30, 2005, we would have up to 120 days after the exercise date of the put to pay for the shares.  If the remaining shares of 2015 Preferred Stock are put to us or if we call those shares for redemption, we expect to use cash on hand to fund the redemption.

We have a $750.0 million commercial paper program under which we may issue commercial paper in the United States.  Our commercial paper is currently rated A-1 by Standard & Poor’s and P-1 by Moody’s.  Our long-term credit ratings are A+ with a negative outlook by Standard & Poor’s and A1 with a stable outlook by Moody’s.  At June 30, 2004, we had no commercial paper outstanding.  We also have an effective shelf registration statement covering the potential issuance of up to an additional $300.0 million in debt securities.  As of June 30, 2004, we had an unused $400.0 million revolving credit facility, expiring on June 28, 2006, and $173.3 million in additional uncommitted credit facilities, of which $5.4 million was used.

Our business is seasonal in nature and, accordingly, our working capital needs vary.  From time to time, we may enter into investing and financing transactions that require additional funding.  To the extent that these needs exceed cash from operations, we could, subject to market conditions, issue commercial paper, issue long-term debt securities or borrow under the revolving credit facility.

Total debt as a percent of total capitalization was 24% at June 30, 2004 as compared with 14% at June 30, 2003.  This increase primarily reflects the classification of the 2015 Preferred Stock as short-term debt as well as the issuance of the 5.75% Senior Notes in fiscal 2004.

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

Cash Flows

Net cash provided by operating activities was $669.8 million in fiscal 2004 as compared with $553.1 million in fiscal 2003 and $519.3 million in fiscal 2002.  The improved operating cash flow primarily reflects increased net earnings from continuing operations and an increase in accrued costs.  Changes in operating assets and liabilities reflect partially offsetting increases in accounts payable and inventory in anticipation of product launches in fiscal 2005, higher accounts receivable in line with sales growth, and changes in other assets and accrued liabilities that reflect receipts and accruals from employee compensation and benefit related transactions as well as selling, advertising and merchandising activities.  We expect cash flows from operations in fiscal 2005 to reflect payments of approximately $47 million, net of tax, related to deferred compensation and supplemental pension arrangements.  The improvement in net cash flows for fiscal 2003 compared to fiscal 2002 reflected increased earnings and seasonal levels of operating assets and liabilities.  Operating assets and liabilities reflected an improvement in accounts receivable collections in fiscal 2003, and a higher level of accounts payable, partially offset by increased inventories at June 30, 2003 in anticipation of product launches in the first half of fiscal 2004 and the impact of acquisitions on required inventory levels.

Net cash used for investing activities was $208.0 million in fiscal 2004, compared with $192.5 million in fiscal 2003 and $217.0 million in fiscal 2002.  Net cash used in investing activities in fiscal 2004 primarily related to capital expenditures.  Net cash used in investing activities during fiscal 2003 primarily related to capital expenditures and the acquisition of Darphin and certain Aveda distributors.  Net cash used in fiscal 2002 related primarily to capital expenditures.

Capital expenditures amounted to $206.5 million, $163.1 million and $203.2 million in fiscal 2004, 2003 and 2002, respectively.  Spending in all three years primarily reflected the continued upgrade of manufacturing equipment, dies and molds, new store openings, store improvements, counter construction and information technology enhancements.  In fiscal 2005, we expect our capital expenditures to increase as a result of a company-wide initiative to upgrade our financial systems as well as our plan to invest in leasehold improvements in our corporate offices.  The reduced level of capital expenditures in fiscal 2003 reflected tight control on our spending in light of then-prevailing economic conditions, fewer retail store openings and reduced spending related to leasehold improvements.

Cash used for financing activities was $216.0 million, $555.0 million and $123.1 million in fiscal 2004, 2003 and 2002, respectively.  The net cash used for financing activities in fiscal 2004 primarily related to the redemption of $291.6 million aggregate principal amount of the 2015 Preferred Stock, common stock repurchases and dividend payments partially offset by proceeds from the issuance of the 5.75% Senior Notes and employee stock transactions.  Net cash used for financing during fiscal 2003 and fiscal 2002 primarily related to common stock repurchases, the repayment of long-term debt and dividend payments.

Dividends

On November 5, 2003, the Board of Directors declared an annual dividend of $.30 per share on our Class A and Class B Common Stock, payable on January 6, 2004 to stockholders of record at the close of business on December 16, 2003. Common stock dividends paid during the fiscal years 2004, 2003 and 2002 were $68.5 million, $58.3 million and $47.6 million, respectively.  Dividends paid on the preferred stock were $17.4 million for the year ended June 30, 2004 and $23.4 million for the years ended June 30, 2003 and 2002.  The decrease reflects an agreement to reduce the dividend of the preferred stock made in connection with the exchange of the preferred shares on December 31, 2003 and the redemption of  $291.6 million aggregate principal amount of 2015 Preferred Stock on June 10, 2004.  The dividend rate on the remaining $68.4 million principal amount of 2015 Preferred Stock was reduced, for the period from April 25, 2004 through June 30, 2004, from 4.75% per annum to 0.62% per annum, which is a rate based on the after-tax yield on six-month U.S. Treasuries.  The dividend rate for the six-month period July 1, 2004 through December 31, 2004 is 0.994%. So long as the remaining shares of 2015 Preferred Stock are outstanding, the dividend rate will be reset semi-annually in January and July at the then existing after-tax yield on six-month U.S. Treasuries. The cumulative redeemable preferred stock dividends declared for the year ended June 30, 2004 have been characterized as interest expense (see “Recently Issued Accounting Standards”).

Pension Plan Funding and Expense

We maintain pension plans covering substantially all of our full-time employees for our U.S. operations and a majority of our international operations.  Several plans provide pension benefits based primarily on years of service and employees’ earnings.  In the United States, we maintain a trust-based, noncontributory defined benefit pension plan (“U.S. Plan”).  Additionally, we have an unfunded, nonqualified domestic noncontributory pension plan to provide benefits in excess of statutory limitations.  Our international pension plans are comprised of defined benefit and defined contribution plans.

Several factors influence our annual funding requirements.  For the U.S. Plan, our funding policy consists of annual contributions at a rate that provides for future plan benefits and maintains appropriate funded percentages.  Such contribution is not less than the minimum required by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and subsequent pension legislation and is not more than the maximum amount deductible for income tax purposes.  For each international plan, our funding policies are determined by local laws and regulations.  In addition, amounts necessary to fund future obligations under these plans could vary depending on estimated assumptions (as detailed in “Critical Accounting Polices and Estimates”).  The effect on operating results in the future of pension plan funding will depend on economic conditions, employee demographics, mortality rates, the number of participants electing to take lump-sum distributions, investment performance and funding decisions.

For fiscal 2004 and 2003 there was no minimum contribution to the U.S. Plan required by ERISA.  However, at management’s discretion, we made cash contributions to the U.S. Plan of $33.0 million and $76.0 million during fiscal 2004 and 2003, respectively.  Depending upon market conditions during fiscal 2005, we expect to make cash contributions to our U.S. Plan of $16.0 million.

In addition, at June 30, 2004 and 2003, we recognized a liability on our balance sheet for each pension plan if the fair market value of the assets of that plan was less than the accumulated benefit obligation and, accordingly, a benefit or a charge was recorded in accumulated other comprehensive income (loss) in shareholders’ equity.  During fiscal 2004, we recorded a benefit, net of deferred tax, of $16.0 million, while in fiscal 2003, we recorded a charge, net of deferred tax, of $20.3 million to accumulated other comprehensive income (loss).

Commitments and Contingencies

On June 10, 2004, we redeemed all $291.6 million aggregate principal amount of 2015 Preferred Stock that could be redeemed at that time.  The remaining $68.4 million principal amount of 2015 Preferred Stock may be put to us at any time at face value, but may not be redeemed by us until May 24, 2005.  If shares of the 2015 Preferred Stock are put to us on or before June 30, 2005, we would have up to 120 days after notice to purchase such shares.

Certain of our business acquisition agreements include “earn-out” provisions.  These provisions generally require that we pay to the seller or sellers of the business additional amounts based on the performance of the acquired business.  The payments typically are made after a certain period of time and our next “earn-out” payment is expected to be made after the end of fiscal 2005.  Since the size of each payment depends upon performance of the acquired business, we do not expect that such payments will have a material adverse impact on our future results of operations or financial condition.

Contractual Obligations

The following table summarizes scheduled maturities of our contractual obligations for which cash flows are fixed and determinable as of June 30, 2004.

		Payments Due in Fiscal
	Total	2005	2006	2007	2008	2009	Thereafter
	(In millions)

Long-term debt including current portion (1)	$535.3	$73.8	$27.6	$—	$—	$—	$433.9
Lease commitments (2)	1,001.9	132.8	122.5	108.9	92.6	80.9	464.2
Unconditional purchase obligations (3)	873.7	372.8	115.0	77.4	76.4	42.7	189.4
Deferred compensation (4)	16.1	16.1	—	—	—	—	—
Total contractual obligations	$2,427.0	$595.5	$265.1	$186.3	$169.0	$123.6	$1,087.5

(1)     Refer to Notes 8 and 12 of Notes to Consolidated Financial Statements.

(2)     Includes operating lease commitments, and to a lesser extent, minimal capital lease commitments.  Refer to Note 15 of Notes to Consolidated Financial Statements.

(3)     Unconditional purchase obligations primarily include inventory commitments, estimated future earn-out payments, estimated royalty payments pursuant to license agreements, advertising commitments and capital improvement commitments.

(4)     Share units that were recorded as a component of Stockholders’ Equity as of June 30, 2004 have been converted to the cash equivalent value and placed in a deferred compensation account in fiscal 2005 based on a decision of the Compensation Committee of the Board of Directors in August 2004.

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

For each derivative contract entered into where we look to obtain special hedge accounting treatment, we formally document the relationship between the hedging instrument and hedged item, as well as its risk-management objective and strategy for undertaking the hedge.  This process includes linking all derivatives that are designated as fair-value, cash-flow, or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.  We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.  If it is determined that a derivative is not highly effective, then we will be required to discontinue hedge accounting with respect to that derivative prospectively.

Foreign Exchange Risk Management

We enter into forward exchange contracts to hedge anticipated transactions as well as receivables and payables denominated in foreign currencies for periods consistent with our identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on our costs and on the cash flows that we receive from foreign subsidiaries.  Almost all foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions rated as strong investment grade by a major rating agency.  We also enter into foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The forward exchange contracts and foreign currency options entered into to hedge anticipated transactions have been designated as cash-flow hedges.  As of June 30, 2004, these cash-flow hedges were highly effective, in all material respects.

As a matter of policy, we only enter into contracts with counterparties that have at least an “A” (or equivalent) credit rating.  The counterparties to these contracts are major financial institutions.  We do not have significant exposure to any one counterparty.  Our exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts.  Management believes risk of default under these hedging contracts is remote and in any event would not be material to the consolidated financial results.  The contracts have varying maturities through the end of June 2005.  Costs associated with entering into such contracts have not been material to our consolidated financial results.  We do not utilize derivative financial instruments for trading or speculative purposes.  At June 30, 2004, we had foreign currency contracts in the form of forward exchange contracts and option contracts in the amount of $593.6 million and $82.0 million, respectively.  The foreign currencies included in forward exchange contracts (notional value stated in U.S. dollars) are principally the Euro ($122.6 million), Swiss franc ($117.1 million), British pound ($72.8 million), Japanese yen ($66.7 million), South Korean won ($42.0 million), Canadian dollar ($41.7 million), and Australian dollar ($33.7 million).  The foreign currencies included in the option contracts (notional value stated in U.S. dollars) are principally the Euro ($34.1 million), British pound ($25.4 million), and Swiss franc ($12.7 million).

Interest Rate Risk Management

We enter into interest rate derivative contracts to manage the exposure to fluctuations of interest rates on our funded and unfunded indebtedness, as well as cash investments, for periods consistent with the identified exposures.  All interest rate derivative contracts are with large financial institutions rated as strong investment grade by a major rating agency.

We have an interest rate swap agreement with a notional amount of $250.0 million to effectively convert fixed interest on the existing $250.0 million 6% Senior Notes to variable interest rates based on six-month LIBOR.  We designated the swap as a fair value hedge.  As of June 30, 2004, the fair value hedge was highly effective, in all material respects.

Additionally, in May 2003, in connection with the anticipated issuance of debt, we entered into a series of treasury lock agreements on a notional amount totaling $195.0 million at a weighted average all-in rate of 4.53%.  These treasury lock agreements were used to hedge the exposure to a possible rise in interest rates prior to the September 2003 issuance of debt.  The agreements were settled upon the issuance of the $200.0 million of 5.75% Senior Notes and we realized a gain in other comprehensive income of $15.0 million that is currently being amortized against interest expense over the 30-year life of the 5.75% Senior Notes.

Market Risk

We use a value-at-risk model to assess the market risk of our derivative financial instruments.  Value-at-risk represents the potential losses for an instrument or portfolio from adverse changes in market factors for a specified time period and confidence level.  We estimate value-at-risk across all of our derivative financial instruments using a model with historical volatilities and correlations calculated over the past 250-day period.  The measured value-at-risk, calculated as an average, for the twelve months ended June 30, 2004 related to our foreign exchange contracts and our interest rate contracts was $9.5 million and $14.5 million, respectively.  The model estimates were made assuming normal market conditions and a 95 percent confidence level.  We used a statistical simulation model that valued our derivative financial instruments against one thousand randomly generated market price paths.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

On May 19, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP No. 106-2”), in response to a new law regarding prescription drug benefits under Medicare (“Medicare Part D”) and a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  Currently, Statement of Financial Accounting Standard No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS No. 106”), requires that changes in relevant law be considered in current measurement of postretirement benefit costs.  FSP No. 106-2 will be effective for financial statements of companies for the first interim or annual period beginning after June 15, 2004.  We will adopt FSP No. 106-2 in the first quarter of fiscal 2005 and will recognize the impact of the new law under Medicare Part D, which will not be material to our results of operations, cash flows, or financial condition.  Therefore, any measures of the accumulated postretirement benefit obligation or the net periodic postretirement benefit cost as of and for the year ended June 30, 2004 do not reflect the effects of the new law.

In December 2003, the FASB issued FASB Interpretation Number 46-R (“FIN 46-R”), “Consolidation of Variable Interest Entities.”  FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets forth criteria to be used in determining whether an investment in a variable interest entity should be consolidated.  These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. We have evaluated whether the provisions of FIN 46-R are applicable to our investments, certain of which are currently accounted for by the equity method, as well as other arrangements, which may meet the criteria of the interpretation, and believe that there are currently no material arrangements that meet the definition of a variable interest entity which would require consolidation.

In December 2003, the FASB revised Statement of Financial Accounting Standard No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and other Postretirement Benefits” (“SFAS No. 132 (R)”), establishing additional annual disclosures about plan assets, investment strategy, measurement date, plan obligations and cash flows.  In addition, the revised standard established interim disclosure requirements related to the net periodic benefit cost recognized and contributions paid or expected to be paid during the current fiscal year.  The new annual disclosures are effective for financial statements of companies with fiscal years ending after December 15, 2003 and the interim-period disclosures are effective for interim periods beginning after December 15, 2003.  We adopted the interim disclosures for our fiscal quarter ended March 31, 2004 and the annual disclosures for our fiscal year ending June 30, 2004.  The adoption of the revised SFAS No. 132 (R) had no impact on our results of operations or financial condition.

We have adopted Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”).  SFAS No. 150 established standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity.  Among other things, it specifically requires that mandatorily redeemable instruments, such as redeemable preferred stock, be classified as a liability.  Initial and subsequent measurements of the instruments differ based on the characteristics of each instrument and as provided for in the statement.  Based on the provisions of this statement, we have classified the cumulative redeemable preferred stock as a liability and the related dividends thereon have been characterized as interest expense.  Restatement of financial statements for earlier years presented was not permitted.  The adoption of this statement has resulted in the inclusion of the dividends on the preferred stock (equal to $17.4 million for the year ended June 30, 2004) as interest expense.  While the inclusion has impacted net earnings, net earnings attributable to common stock and earnings per common share were unaffected.  Given that the dividends are not deductible for income tax purposes, the inclusion of the preferred stock dividends as an interest expense has caused an increase in our effective tax rate for fiscal 2004.  The adoption of SFAS No. 150 had no impact on our financial condition.

FORWARD-LOOKING INFORMATION

We and our representatives from time to time make written or oral forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission, in our press releases and in our reports to stockholders.  The words and phrases “will likely result,” “expect,” “believe,” “planned,” “will,” “will continue,” “may,” “could,” “anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements include, without limitation, our expectations regarding sales, earnings or other future financial performance and liquidity, product introductions, entry into new geographic regions, information systems initiatives, new methods of sale and future operations or operating results.  Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, actual results may differ materially from our expectations.  Factors that could cause actual results to differ from expectations include, without limitation:

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is set forth in Item 7 of this Annual Report on Form 10-K under the caption “Liquidity and Capital Resources - Market Risk” and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

The information required by this item appears beginning on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2004 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

There has been no change in our internal control over financial reporting (as defined in Rules13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

The information required by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management), Item 13 (Certain Relationships and Related Transactions) and Item 14 (Principal Accounting Fees and Services) of Form 10-K, and not already provided herein under “Item 1. Business – Executive Officers,” will be included in our Proxy Statement for the 2004 Annual Meeting of Stockholders, which will be filed within 120 days after the close of the fiscal year ended June 30, 2004, and such information is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)                1 and 2.  Financial Statements and Schedules - See index on Page F-1.

3. Exhibits:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation, dated November 16, 1995 (filed as Exhibit 3.1 to our Annual Report on Form 10-K for the year ended June 30, 2003 (the “FY 2003 10-K”)).*

3.2	Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999).*

3.3

Certificate of Designations for the Series A Cumulative Redeemable Preferred Stock (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 (the “FY 2004 Q2 10-Q”)).*

3.4	Amended and Restated By-laws (filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999).*

4.1

Indenture, dated as of November 5, 1999, between the Company and State Street Bank and Trust Company, N.A. (filed as Exhibit 4 to Amendment No. 1 to our Registration Statement on Form S-3 (No. 333-85947) on November 5, 1999).*

4.2

Officers’ Certificate, dated January 10, 2002, defining certain terms of the 6% Senior Notes due 2012 (filed as Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 (the “FY 2002 Q2 10-Q”)).*

4.3	Global Note for the 6% Senior Notes due 2012 (filed as Exhibit 4.3 to the FY 2002 Q2 10-Q).*

4.4	Officers’ Certificate, dated September 29, 2003, defining certain terms of the 5.75% Senior Notes due 2033 (filed as Exhibit 4.2 to our current report on Form 8-K dated September 29, 2003).*

4.5	Global Note for 5.75% Senior Notes due 2033 (filed as Exhibit 4.3 to our current report on Form 8-K dated September 29, 2003).*

10.1	Stockholders’ Agreement, dated November 22, 1995 (filed as Exhibit 10.1 to our FY 2003 10-K).*

10.1a	Amendment No. 1 to Stockholders’ Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).*

10.1b	Amendment No. 2 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1996).*

10.1c	Amendment No. 3 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (the “FY 1997 Q3 10-Q”)).*

10.1d	Amendment No. 4 to Stockholders’ Agreement (filed as Exhibit 10.1d to our Annual Report on Form 10-K for the year ended June 30, 2000 (the “FY 2000 10-K”)).*

10.1e	Amendment No. 5 to Stockholders’ Agreement (filed as Exhibit 10.1e to our Annual Report on Form 10-K for the year ended June 30, 2002 (the “FY 2002 10-K”)).*

10.2	Registration Rights Agreement, dated November 22, 1995 (filed as Exhibit 10.2 to the FY 2003 10-K).*

10.2a	First Amendment to Registration Rights Agreement (filed as Exhibit 10.3 to our Annual Report on Form 10-K for the fiscal year ended June 30, 1996).*

10.2b	Second Amendment to Registration Rights Agreement (filed as Exhibit 10.1 to the FY 1997 Q3 10-Q).*

10.2c	Third Amendment to Registration Rights Agreement (filed as Exhibit 10.2c to our Annual Report on Form 10-K for the year ended June 30, 2001 (the “FY 2001 10-K”)).*

10.2d	Fourth Amendment to Registration Rights Agreement (filed as Exhibit 10.1 to the FY 2004 Q2 10-Q).*

10.3	Fiscal 1996 Share Incentive Plan (filed as Exhibit 10.3 to the FY 2003 10-K).* †

10.3a	Form of Stock Option Agreement for 1995 and 1996 grants under Fiscal 1996 Share Incentive Plan. †

10.3b	Form of Stock Option Agreement for 1997 and 1998 grants under Fiscal 1996 Share Incentive Plan. †

10.4	Fiscal 1999 Share Incentive Plan (filed as Exhibit 4(c) to our Registration Statement on Form S-8 (No. 333-66851) on November 5, 1998).* †

10.4a	Form of Stock Option Agreement under Fiscal 1999 Share Incentive Plan. †

10.5	The Estee Lauder Companies Retirement Growth Account Plan (filed as Exhibit 10.5 to the FY 2003 10-K).* †

10.6	The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended June 30, 1999).* †

10.7	Executive Annual Incentive Plan (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1998).* †

10.8	Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to the FY 2001 10-K).* †

10.8a	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8a to the FY 2002 10-K).* †

10.8b	Option Agreement, dated November 16, 1995, with Leonard A. Lauder (Exhibit B to Mr. Lauder’s 1995 employment agreement) (filed as Exhibit 10.8b to the FY 2003 10-K).* †

10.9	Employment Agreement with Ronald S. Lauder (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).* †

10.9a	Amendment to Employment Agreement with Ronald S. Lauder (filed as Exhibit 10.9a to the FY 2002 10-K).* †

10.9b	Option Agreement, dated November 16, 1995, with Ronald S. Lauder (Exhibit B to Mr. Lauder’s 1995 employment agreement) (filed as Exhibit 10.9b to the FY 2003 10-K).* †

10.10	Employment Agreement with Fred H. Langhammer (filed as Exhibit 10.10 to the FY 2000 10-K).* †

10.10a	Amendment to Employment Agreement with Fred H. Langhammer (filed as Exhibit 10.10a to the FY 2001 10-K).* †

10.10b	Amendment to Employment Agreement with Fred H. Langhammer (filed as Exhibit 10.10b to the FY 2002 10-K).* †

10.10c	Share unit and Option Agreement with Fred H. Langhammer (filed as Exhibit 10.10c to the FY 2003 10-K).* †

10.10d	Consulting Agreement with Fred H. Langhammer.†

10.11	Employment Agreement with Daniel J. Brestle (filed as Exhibit 10.11 to the FY 2001 10-K).* †

10.11a	Amendment to Employment Agreement with Daniel J. Brestle (filed as Exhibit 10.11a to the FY 2002 10-K).* †

10.11b	Option Agreement, dated November 16, 1995, with Daniel J. Brestle (Schedule A to Mr. Brestle’s 1995 employment agreement) (filed as Exhibit 10.11b to the FY 2003 10-K).* †

10.12	Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).* †

10.13	Employment Agreement with Patrick Bousquet-Chavanne (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).* †

10.13a	Amendment to Employment Agreement with Patrick Bousquet-Chavanne (filed as Exhibit 10.13a to the FY 2002 10-K).* †

10.14	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (filed as Exhibit 10.14 to the FY 2001 10-K).* †

10.15	Form of Deferred Compensation Agreement (stock-based) with Outside Directors (filed as Exhibit 10.15 to the FY 2001 10-K).* †

10.16	Non-Employee Director Share Incentive Plan (filed as Exhibit 4(d) to our Registration Statement on Form S-8 (No. 333-49606) filed on November 9, 2000).* †

10.16a	Form of Stock Option Agreement for Annual Stock Option Grants under Non-Employee Director Share Incentive Plan. †

10.16b	Form of Stock Option Agreement for Elective Stock Option Grants under Non-Employee Director Share Incentive Plan. †

10.17	Fiscal 2002 Share Incentive Plan (filed as Exhibit 4(d) to our Registration Statement on Form S-8 (No. 333-72684) on November 1, 2001).* †

10.17a	Form of Stock Option Agreement under Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.2 to our Current Report on Form 8-K dated August 24, 2004).*†

10.18	Employment Agreement with Philip A. Shearer.†

10.19	Exchange Agreement, dated as of December 19, 2003, among the Corporation and the holders of the $6.50 Cumulative Redeemable Preferred Stock (filed as Exhibit 10.1 to the FY 2004 Q2 10-Q).*

21.1	List of significant subsidiaries.

23.1	Consent of KPMG LLP.

24.1	Power of Attorney.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

*  Incorporated herein by reference.

†  Exhibit is a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K.

On April 28, 2004, we filed a Current Report on Form 8-K.  Pursuant to Item 12 of Form 8-K, we furnished our press release reporting our fiscal 2004 third-quarter results.

On May 11, 2004, we filed a Current Report on Form 8-K.  Pursuant to Item 5 of Form 8-K, we announced that we called for redemption all of our then currently redeemable preferred stock and increased the number of shares of Class A Common Stock authorized to be repurchased under our share repurchase program.

On May 18, 2004, we filed a Current Report on Form 8-K to restate our audited consolidated financial statements for our fiscal years ended June 30, 2003 and 2002 to reflect the effect on those statements of the discontinuation of our jane operations.  The filing was made in conjunction with the filing of our Registration Statement on Form S-3 that day.

On May 19, 2004, we filed a Current Report on Form 8-K/A.  We filed the report solely to correct the unintentional omission of the conformed signature included with the Current Report on Form 8-K filed with the Commission on May 18, 2004.

On June 8, 2004, we filed a Current Report on Form 8-K.  Pursuant to Item 5 of Form 8-K,  we reported that we were notified that we have been named as a defendant in litigation brought by the Office of the Attorney General of the State of New York with respect to the Blydenburgh landfill in Islip, New York.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ESTÉE LAUDER COMPANIES INC.

	By	/s/ RICHARD W. KUNES
Richard W. Kunes
Senior Vice President and Chief Financial Officer
Date: September 3, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title (s)	Date

WILLIAM P. LAUDER*	President, Chief Executive Officer	September 3, 2004
William P. Lauder	and a Director
(Principal Executive Officer)

LEONARD A. LAUDER*	Chairman of the Board of	September 3, 2004
Leonard A. Lauder	Directors

CHARLENE BARSHEFSKY *	Director	September 3, 2004
Charlene Barshefsky

ROSE MARIE BRAVO*	Director	September 3, 2004
Rose Marie Bravo

IRVINE O. HOCKADAY, JR.*	Director	September 3, 2004
Irvine O. Hockaday, Jr.

RONALD S. LAUDER*	Director	September 3, 2004
Ronald S. Lauder

RICHARD D. PARSONS*	Director	September 3, 2004
Richard D. Parsons

MARSHALL ROSE*	Director	September 3, 2004
Marshall Rose

LYNN FORESTER DE ROTHSCHILD*	Director	September 3, 2004
Lynn Forester De Rothschild

BARRY S. STERNLICHT*	Director	September 3, 2004
Barry S. Sternlicht

/s/ RICHARD W. KUNES	Senior Vice President and	September 3, 2004
Richard W. Kunes	Chief Financial Officer
(Principal Financial and Accounting Officer)

* By signing his name hereto, Richard W. Kunes signs this document in the capacities indicated above and on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed herewith.

By	/s/ RICHARD W. KUNES
Richard W. Kunes
(Attorney-in-Fact)

THE ESTÉE LAUDER COMPANIES INC.

All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Estée Lauder Companies Inc.:

We have audited the accompanying consolidated balance sheets of The Estée Lauder Companies Inc. and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended June 30, 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Estée Lauder Companies Inc. and subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective July 1, 2003.  In addition, as discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective July 1, 2001.

/s/ KPMG LLP

New York, New York
August 6, 2004

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended June 30
	2004	2003	2002
	(In millions, except per share data)

Net Sales	$5,790.4	$5,096.0	$4,711.5
Cost of sales	1,476.3	1,324.4	1,260.5

Gross Profit	4,314.1	3,771.6	3,451.0

Operating expenses:
Selling, general and administrative	3,651.3	3,225.6	2,982.8
Restructuring	—	—	109.6
Special charges	—	22.0	—
Related party royalties	18.8	20.3	16.5
	3,670.1	3,267.9	3,108.9

Operating Income	644.0	503.7	342.1

Interest expense, net	27.1	8.1	9.8
Earnings before Income Taxes, Minority Interest and Discontinued Operations	616.9	495.6	332.3

Provision for income taxes	232.6	163.3	114.7
Minority interest, net of tax	(8.9)	(6.7)	(4.7)
Net Earnings from Continuing Operations	375.4	325.6	212.9

Discontinued operations, net of tax	(33.3)	(5.8)	(21.0)
Net Earnings	342.1	319.8	191.9

Preferred stock dividends	—	23.4	23.4
Net Earnings Attributable to Common Stock	$342.1	$296.4	$168.5

Basic net earnings per common share:
Net earnings attributable to common stock from continuing operations	$1.65	$1.30	$.80
Discontinued operations, net of tax	(.15)	(.03)	(.09)
Net earnings attributable to common stock	$1.50	$1.27	$.71

Diluted net earnings per common share:
Net earnings attributable to common stock from continuing operations	$1.62	$1.29	$.79
Discontinued operations, net of tax	(.14)	(.03)	(.09)
Net earnings attributable to common stock	$1.48	$1.26	$.70

Weighted average common shares outstanding:
Basic	228.2	232.6	238.2
Diluted	231.6	234.7	241.1

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED BALANCE SHEETS

	June 30
	2004	2003
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$611.6	$364.1
Accounts receivable, net	664.9	634.2
Inventory and promotional merchandise, net	653.5	599.0
Prepaid expenses and other current assets	269.2	247.6
Total current assets	2,199.2	1,844.9

Property, Plant and Equipment, net	647.0	607.7

Other Assets
Investments, at cost or market value	12.6	14.0
Goodwill, net	672.3	695.3
Other intangible assets, net	71.9	65.4
Other assets, net	105.1	122.6
Total other assets	861.9	897.3
Total assets	$3,708.1	$3,349.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$73.8	$7.8
Accounts payable	267.3	229.9
Accrued income taxes	109.4	111.9
Other accrued liabilities	871.5	704.0
Total current liabilities	1,322.0	1,053.6

Noncurrent Liabilities
Long-term debt	461.5	283.6
Other noncurrent liabilities	175.6	216.8
Total noncurrent liabilities	637.1	500.4

Commitments and Contingencies (see Note 15)

$ 6.50 Cumulative Redeemable Preferred Stock, at redemption value	—	360.0
Minority interest	15.5	12.3

Stockholders’ Equity
Common stock, $.01 par value; 650,000,000 shares Class A authorized; shares issued: 150,969,807 in 2004 and 133,616,710 in 2003; 240,000,000 shares Class B authorized; shares issued and outstanding: 93,012,901 in 2004 and 107,462,533 in 2003	2.4	2.4
Paid-in capital	382.3	293.7
Retained earnings	1,887.2	1,613.6
Accumulated other comprehensive income (loss)	10.5	(53.1)
	2,282.4	1,856.6
Less: Treasury stock, at cost; 16,455,660 Class A shares at June 30, 2004 and 13,623,060 Class A shares at June 30, 2003	(548.9)	(433.0)
Total stockholders’ equity	1,733.5	1,423.6
Total liabilities and stockholders’ equity	$3,708.1	$3,349.9

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

	Year Ended June 30
	2004	2003	2002
	(In millions)

STOCKHOLDERS’ EQUITY
Common stock, beginning of year	$2.4	$2.4	$2.4
Common stock, end of year	2.4	2.4	2.4

Paid-in capital, beginning of year	293.7	268.8	258.3
Stock compensation programs	88.6	24.9	10.5
Paid-in capital, end of year	382.3	293.7	268.8

Retained earnings, beginning of year	1,613.6	1,363.7	1,242.7
Preferred stock dividends	—	(23.4)	(23.4)
Common stock dividends	(68.5)	(46.5)	(47.5)
Net earnings for the year	342.1	319.8	191.9
Retained earnings, end of year	1,887.2	1,613.6	1,363.7

Accumulated other comprehensive income (loss), beginning of year	(53.1)	(92.5)	(120.5)
Other comprehensive income	63.6	39.4	28.0
Accumulated other comprehensive income (loss), end of year	10.5	(53.1)	(92.5)

Treasury stock, beginning of year	(433.0)	(80.5)	(30.8)
Acquisition of treasury stock	(115.9)	(352.5)	(49.7)
Treasury stock, end of year	(548.9)	(433.0)	(80.5)

Total stockholders’ equity	$1,733.5	$1,423.6	$1,461.9

COMPREHENSIVE INCOME
Net earnings	$342.1	$319.8	$191.9

Other comprehensive income (loss):
Net unrealized investment gains (losses)	(0.6)	0.8	(3.0)
Net derivative instrument gains (losses)	11.7	7.6	(7.1)
Net minimum pension liability adjustments	16.0	(20.3)	(7.9)
Translation adjustments	36.5	51.3	46.0
Other comprehensive income (loss)	63.6	39.4	28.0

Total comprehensive income	$405.7	$359.2	$219.9

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30
	2004	2003	2002
	(In millions)

Cash Flows from Operating Activities
Net earnings	$342.1	$319.8	$191.9
Adjustments to reconcile net earnings to net cash flows provided by operating activities from continuing operations:
Depreciation and amortization	191.7	174.8	162.0
Deferred income taxes	18.3	36.5	(22.6)
Minority interest	8.9	6.7	4.7
Non-cash stock compensation	7.9	1.5	(0.1)
Non-cash portion of restructuring and other non-recurring expenses	—	—	58.0
Discontinued operations	33.3	—	20.6
Other non-cash items	0.8	0.9	0.9

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	(18.4)	38.6	(15.4)
Decrease (increase) in inventory and promotional merchandise, net	(45.7)	(15.7)	102.2
Decrease (increase) in other assets	16.2	(15.3)	(11.7)
Increase (decrease) in accounts payable	29.8	(8.4)	(32.6)
Increase in accrued income taxes	17.3	5.4	28.8
Increase in other accrued liabilities	75.5	52.7	59.6
Decrease in other noncurrent liabilities	(7.9)	(44.4)	(27.0)
Net cash flows provided by operating activities	669.8	553.1	519.3

Cash Flows from Investing Activities
Capital expenditures	(206.5)	(163.1)	(203.2)
Acquisition of businesses, net of acquired cash	(4.4)	(50.4)	(18.5)
Proceeds from divestitures	3.0	—	—
Proceeds from disposition of long-term investments	—	21.0	4.7
Purchases of long-term investments	(0.1)	—	—
Net cash flows used for investing activities	(208.0)	(192.5)	(217.0)

Cash Flows from Financing Activities
Increase (decrease) in short-term debt, net	(2.0)	2.9	0.6
Proceeds from issuance of long-term debt, net	195.5	—	247.2
Proceeds from the net settlement of treasury lock agreements	15.0	—	—
Repayments and redemptions of long-term debt	(293.7)	(135.8)	(256.6)
Net proceeds from employee stock transactions	61.4	16.7	7.7
Payments to acquire treasury stock	(115.9)	(352.5)	(49.7)
Dividends paid to stockholders	(68.5)	(81.7)	(71.0)
Distributions made to minority holders of consolidated subsidiaries	(7.8)	(4.6)	(1.3)
Net cash flows used for financing activities	(216.0)	(555.0)	(123.1)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	4.2	11.6	21.0
Cash flows used for discontinued operations	(2.5)	—	—
Net Increase (Decrease) in Cash and Cash Equivalents	247.5	(182.8)	200.2
Cash and Cash Equivalents at Beginning of Year	364.1	546.9	346.7
Cash and Cash Equivalents at End of Year	$611.6	$364.1	$546.9

Supplemental disclosures of cash flow information (see Note 17)
Cash paid during the year for:
Interest	$35.9	$17.7	$17.6
Income Taxes	$193.1	$134.7	$120.5

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

The Estée Lauder Companies Inc. manufactures, markets and sells skin care, makeup, fragrance and hair care products around the world.  Products are marketed under the following brand names:  Estée Lauder, Clinique, Aramis, Prescriptives, Origins, M•A•C, Bobbi Brown, La Mer, Aveda, Stila, Jo Malone, Bumble and bumble, Darphin and Rodan + Fields.  The Estée Lauder Companies Inc. is also the global licensee of the Tommy Hilfiger, Donna Karan, kate spade and Michael Kors brands for fragrances and cosmetics.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of The Estée Lauder Companies Inc. and its subsidiaries (collectively, the “Company”) as continuing operations, with the exception of the operating results of its reporting unit that sold jane brand products, which have been reflected as discontinued operations for fiscal 2004, 2003 and 2002 (see Note 4).  All significant intercompany balances and transactions have been eliminated.

Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to current year presentation for comparative purposes.

Net Earnings Per Common Share

For the year ended June 30, 2004, net earnings per common share (“basic EPS”) is computed by dividing net earnings, which includes preferred stock dividends (see “Recently Issued Accounting Standards”), by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions).  For the years ended June 30, 2003 and 2002, basic EPS is computed by dividing net earnings, after deducting preferred stock dividends on the Company’s $6.50 Cumulative Redeemable Preferred Stock, by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions).  Net earnings per common share assuming dilution (“diluted EPS”) is computed by reflecting potential dilution from the exercise of stock options.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Year Ended June 30
	2004	2003	2002
	(In millions, except per share data)

Numerator:
Net earnings from continuing operations	$375.4	$325.6	$212.9
Preferred stock dividends	—	(23.4)	(23.4)
Net earnings attributable to common stock from continuing operations	375.4	302.2	189.5
Discontinued operations, net of tax	(33.3)	(5.8)	(21.0)
Net earnings attributable to common stock	$342.1	$296.4	$168.5

Denominator:
Weighted average common shares outstanding – Basic	228.2	232.6	238.2
Effect of dilutive securities: Stock options	3.4	2.1	2.9
Weighted average common shares outstanding – Diluted	231.6	234.7	241.1

Basic net earnings per common share:
Net earnings from continuing operations	$1.65	$1.30	$.80
Discontinued operations, net of tax	(.15)	(.03)	(.09)
Net earnings	$1.50	$1.27	$.71

Diluted net earnings per common share:
Net earnings from continuing operations	$1.62	$1.29	$.79
Discontinued operations, net of tax	(.14)	(.03)	(.09)
Net earnings	$1.48	$1.26	$.70

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2004, 2003 and 2002, options to purchase 6.6 million, 13.6 million and 12.1 million shares, respectively, of Class A Common Stock were not included in the computation of diluted EPS because the exercise prices of those options were greater than the average market price of the common stock and their inclusion would be anti-dilutive.  The options were still outstanding at the end of the applicable periods.

Cash and Cash Equivalents

Cash and cash equivalents include $187.2 million and $76.2 million of short-term time deposits at June 30, 2004 and 2003, respectively.  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions of $30.1 million and $31.8 million as of June 30, 2004 and 2003, respectively.

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at year-end rates of exchange, while revenue and expenses are translated at weighted average rates of exchange for the year.  Unrealized translation gains or losses are reported as cumulative translation adjustments through other comprehensive income.  Such adjustments amounted to $36.5 million, $51.3 million and $46.0 million of unrealized translation gains in fiscal 2004, 2003 and 2002, respectively.

The Company enters into forward foreign exchange contracts and foreign currency options to hedge foreign currency transactions for periods consistent with its identified exposures.  Accordingly, the Company categorizes these instruments as entered into for purposes other than trading.

The accompanying consolidated statements of earnings include net exchange losses of $14.5 million, $15.0 million and $6.8 million in fiscal 2004, 2003 and 2002, respectively.

Inventory and Promotional Merchandise

Inventory and promotional merchandise only includes inventory considered saleable or usable in future periods, and is stated at the lower of cost or fair-market value, with cost being determined on the first-in, first-out method.  Promotional merchandise is charged to expense at the time the merchandise is shipped to the Company’s customers.

	June 30
	2004	2003
	(In millions)
Inventory and promotional merchandise consists of:
Raw materials	$148.1	$137.7
Work in process	36.5	34.1
Finished goods	317.7	296.6
Promotional merchandise	151.2	130.6
	$653.5	$599.0

THE ESTÉE LAUDER COMPANIES INC.

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

	June 30
	2004	2003
	(In millions)

Land	$13.6	$13.5
Buildings and improvements	160.9	150.8
Machinery and equipment	670.7	567.8
Furniture and fixtures	100.8	95.3
Leasehold improvements	621.8	535.8
	1,567.8	1,363.2
Less accumulated depreciation and amortization	920.8	755.5
	$647.0	$607.7

Depreciation and amortization of property, plant and equipment was $176.9 million, $156.3 million and $139.8 million in fiscal 2004, 2003 and 2002, respectively.

Goodwill and Other Intangible Assets

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  These statements established financial accounting and reporting standards for acquired goodwill and other intangible assets.  Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements.  The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001.  In accordance with SFAS No. 142, intangible assets, including purchased goodwill, must be evaluated for impairment.  Those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives are no longer amortized.

In accordance with SFAS No. 142, the Company completed its transitional impairment testing of intangible assets during the first quarter of fiscal 2002.  That effort, and preliminary assessments of the Company’s identifiable intangible assets, indicated that little or no adjustment would be required upon adoption of this pronouncement.  The impairment testing is performed in two steps: (i) the Company determines impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.  Subsequent to the first quarter of fiscal 2002, with the assistance of a third-party valuation firm, the Company finalized the testing of goodwill.  Using conservative, but realistic, assumptions to model the Company’s jane business, the Company determined that the carrying value of this unit was slightly greater than the derived fair value, indicating an impairment in the recorded goodwill.  To determine fair value, the Company relied on three valuation models: guideline public companies, acquisition analysis and discounted cash flow.  For goodwill valuation purposes only, the revised fair value of this unit was allocated to the assets and liabilities of the business unit to arrive at an implied fair value of goodwill, based upon known facts and circumstances, as if the acquisition occurred at that time.  This allocation resulted in a write-down of recorded goodwill in the amount of $20.6 million, which has been reported as a component of discontinued operations in the accompanying consolidated statements of earnings and cash flows.  On a product category basis, this write-down would have primarily impacted the Company’s makeup category.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2004, the Company sold the assets and operations of its reporting unit that sold jane brand products.  Prior to the sale of the business, in December 2003, the Company committed to a plan to sell such assets and operations.  At the time the decision was made, circumstances warranted that the Company conduct an assessment of the tangible and intangible assets of the jane business.  Based on this assessment, the Company determined that the carrying amount of these assets as then reflected on the Company’s consolidated balance sheet exceeded their estimated fair value.  In accordance with the assessment, the Company recorded a goodwill impairment charge in the amount of $26.4 million for fiscal 2004, which is reported as a component of discontinued operations in the accompanying consolidated statements of earnings.  This write-down primarily impacted the Company’s makeup product category and the Americas region.

During fiscal 2002, the Company recorded a goodwill impairment charge related to its Gloss.com business as a component of its restructuring expense (see Note 5).

Goodwill

The Company assigns goodwill of a reporting unit to the product category in which that reporting unit predominantly operates at the time of its acquisition.  The change in the carrying amount of goodwill is as follows:

	Year Ended June 30
(In millions)	2002	Additions	Reductions	2003	Additions	Reductions	2004
Skin Care	$—	$14.0	$—	$14.0	$1.0	$—	$15.0
Makeup	342.2	—	—	342.2	—	(26.4)	315.8
Fragrance	15.5	—	—	15.5	—	—	15.5
Hair Care	317.9	5.7	—	323.6	2.4	—	326.0
Total	$675.6	$19.7	$—	$695.3	$3.4	$(26.4)	$672.3

Other Intangible Assets

Other intangible assets consist of the following:

	June 30, 2004
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
	(In millions)

License agreements	$40.3	$11.4	$28.9
Trademarks and other	48.6	5.6	43.0
Patents	0.5	0.5	—
Total	$89.4	$17.5	$71.9

	June 30, 2003
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
	(In millions)

License agreements	$32.4	$8.1	$24.3
Trademarks and other	46.7	6.6	40.1
Patents	1.6	0.6	1.0
Total	$80.7	$15.3	$65.4

Pursuant to the adoption of SFAS No. 142 and effective July 1, 2001, trademarks have been classified as indefinite lived assets, are no longer amortized and are evaluated periodically for impairment.  The cost of other intangible assets is amortized on a straight-line basis over their estimated useful lives.  The aggregate amortization expenses related to amortizable intangible assets for the years ended June 30, 2004, 2003 and 2002 were $4.0 million, $1.9 million and $1.5 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets in question may not be recoverable.  An impairment would be recorded in circumstances where undiscounted cash flows expected to be generated by an asset are less than the carrying value of that asset.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) (“OCI”) included in the accompanying consolidated balance sheets consist of the following:

	Year Ended June 30
	2004	2003	2002
	(In millions)

Net unrealized investment gains (losses), beginning of year	$0.7	$(0.1)	$2.9
Unrealized investment gains (losses)	(1.0)	1.4	(5.0)
Provision for deferred income taxes	0.4	(0.6)	2.0
Net unrealized investment gains (losses), end of year	0.1	0.7	(0.1)

Net derivative instruments, beginning of year	(1.5)	(9.1)	(2.0)
Gain (loss) on derivative instruments	1.6	(1.6)	(16.1)
Provision for deferred income taxes on derivative instruments	(1.4)	0.5	5.5
Reclassification to earnings during the year	17.2	13.3	5.3
Provision for deferred income taxes on reclassification	(5.7)	(4.6)	(1.8)
Net derivative instruments, end of year	10.2	(1.5)	(9.1)

Net minimum pension liability adjustments, beginning of year	(40.6)	(20.3)	(12.4)
Minimum pension liability adjustments	26.6	(30.8)	(11.6)
Provision for deferred income taxes	(10.6)	10.5	3.7
Net minimum pension liability adjustments, end of year	(24.6)	(40.6)	(20.3)

Cumulative translation adjustments, beginning of year	(11.7)	(63.0)	(109.0)
Translation adjustments	36.5	51.3	46.0
Cumulative translation adjustments, end of year	24.8	(11.7)	(63.0)

Accumulated other comprehensive income (loss)	$10.5	$(53.1)	$(92.5)

Of the $10.2 million, net of tax, derivative instrument gain recorded in OCI at June 30, 2004, $9.1 million, net of tax, related to the proceeds from the settlement of the treasury lock agreements upon the issuance of the 5.75% Senior Notes which will be reclassified to earnings as an offset to interest expense over the 30-year life of the debt and $1.1 million, net of tax, related to gains from forward and option contracts which the Company will reclassify to earnings during the next twelve months.

Revenue Recognition

Generally, revenues from merchandise sales are recorded at the time the product is shipped to the customer.  The Company reports its sales levels on a net sales basis, which is computed by deducting from gross sales the amount of actual returns received and an amount established for anticipated returns.  As a percent of gross sales, returns were 4.6%, 5.1% and 4.8% in fiscal 2004, 2003 and 2002, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising and Promotion

Costs associated with advertising are expensed during the year as incurred.  Global advertising expenses, which primarily include television, radio and print media, and promotional expenses, such as products used as sales incentives, were $1,612.0 million, $1,416.1 million and $1,317.4 million in fiscal 2004, 2003 and 2002, respectively.  These amounts include expenses relating to purchase with purchase and gift with purchase promotions that are reflected in net sales and cost of sales.

Advertising and promotional expenses included in operating expenses were $1,426.8 million, $1,217.8 million and $1,113.2 million in fiscal 2004, 2003 and 2002, respectively.

Research and Development

Research and development costs, which amounted to $67.2 million, $60.8 million and $61.3 million in fiscal 2004, 2003 and 2002, respectively, are expensed as incurred.

Related Party Royalties and Trademarks

On April 24, 2004, Mrs. Estée Lauder passed away.  As a result, the royalty payments made to her since 1969 in connection with the Company’s purchase of the “Estée Lauder” trademark outside the United States ceased to accrue.  Royalty payments totaling $18.8 million, $20.3 million and $16.5 million have been charged to expense in fiscal 2004, 2003 and 2002, respectively.

Stock Compensation

The Company observes the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), by continuing to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”).

The Company applies the intrinsic value method as outlined in APB No. 25 and related interpretations in accounting for stock options and share units granted under these programs.  Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant.  Accordingly, no compensation cost has been recognized on options granted to employees.  SFAS No. 123 requires that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company’s stock option programs had been determined in accordance with the fair value method prescribed therein.  The Company adopted the disclosure portion of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” requiring quarterly SFAS No. 123 pro forma disclosure.  The pro forma charge for compensation cost related to stock options granted is recognized over the service period.  The service period represents the period of time between the date of grant and the date each option becomes exercisable without consideration of acceleration provisions (e.g., retirement, change of control, etc.).  The following table illustrates the effect on net earnings and earnings per common share as if the fair value method had been applied to all outstanding awards in each period presented.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Year Ended June 30
		2004(i)	2003	2002
		(In millions, except per share data)

Net earnings attributable to common stock, as reported		$342.1	$296.4	$168.5
Deduct:	Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	31.4	22.9	2.7
Pro forma net earnings attributable to common stock		$310.7	$273.5	$165.8

Earnings per common share:
Net earnings per common share – Basic, as reported		$1.50	$1.27	$.71
Net earnings per common share – Basic, pro forma		$1.36	$1.18	$.70

Net earnings per common share – Diluted, as reported		$1.48	$1.26	$.70
Net earnings per common share – Diluted, pro forma		$1.34	$1.16	$.68

(i)  Fiscal 2004 pro forma compensation cost includes the acceleration of exercisability of options held by an executive who retired on June 30, 2004 based on the original terms of the option grant.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended June 30
	2004	2003	2002
Average expected volatility	31%	31%	31%
Average expected option life	7 years	7 years	7 years
Average risk-free interest rate	3.7%	4.2%	4.9%
Average dividend yield	.6%	.6%	.5%

Concentration of Credit Risk

The Company is a worldwide manufacturer, marketer and distributor of skin care, makeup, fragrance and hair care products.  Domestic and international sales are made primarily to department stores, perfumeries and specialty retailers.  The Company grants credit to all qualified customers and does not believe it is exposed significantly to any undue concentration of credit risk.

For the fiscal years ended June 30, 2004, 2003 and 2002, the Company’s three largest customers accounted for an aggregate of 22%, 24% and 25%, respectively, of net sales.  No single customer accounted for more than 10% of the Company’s net sales during fiscal 2004, 2003, or 2002.

Additionally, as of June 30, 2004 and 2003, the Company’s three largest customers accounted for an aggregate of 25% and 28%, respectively, of its outstanding accounts receivable.

Management Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements.  Actual results could differ from those estimates and assumptions.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  SFAS No. 133 also requires the recognition of all derivative instruments as either assets or liabilities on the balance sheet and that they be measured at fair value.

Recently Issued Accounting Standards

On May 19, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP No. 106-2”), in response to a new law regarding prescription drug benefits under Medicare (“Medicare Part D”) and a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Currently, Statement of Financial Accounting Standard No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS No. 106”), requires that changes in relevant law be considered in current measurement of postretirement benefit costs. FSP No. 106-2 will be effective for financial statements of companies for the first interim or annual period beginning after June 15, 2004.  The Company will adopt FSP No. 106-2 in the first quarter of fiscal 2005 and will recognize the impact of the new law under Medicare Part D, which will not be material to the Company’s results of operations, cash flows, or financial condition.  Therefore, any measures of the accumulated postretirement benefit obligation or the net periodic postretirement benefit cost as of and for the year ended June 30, 2004 do not reflect the effects of the new law.

In December 2003, the FASB issued FASB Interpretation Number 46-R (“FIN 46-R”), “Consolidation of Variable Interest Entities.”  FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets forth criteria to be used in determining whether an investment in a variable interest entity should be consolidated.  These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity.  The Company has evaluated whether the provisions of FIN 46-R are applicable to its investments, certain of which are currently accounted for by the equity method, as well as other arrangements, which may meet the criteria of the interpretation, and believes that there are currently no material arrangements that meet the definition of a variable interest entity which would require consolidation.

In December 2003, the FASB revised SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and other Postretirement Benefits” (“SFAS No. 132 (R)”), establishing additional annual disclosures about plan assets, investment strategy, measurement date, plan obligations and cash flows.  In addition, the revised standard established interim disclosure requirements related to the net periodic benefit cost recognized and contributions paid or expected to be paid during the current fiscal year.  The new annual disclosures are effective for financial statements of companies with fiscal years ending after December 15, 2003 and the interim-period disclosures are effective for interim periods beginning after December 15, 2003.  The Company adopted the interim disclosures for the fiscal quarter ended March 31, 2004 and the annual disclosures for the year ended June 30, 2004.  The adoption of the revised SFAS No. 132 (R) had no impact on the results of operations or financial condition.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”).  SFAS No. 150 established standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity.  Among other things, it specifically requires that mandatorily redeemable instruments, such as redeemable preferred stock, be classified as a liability.  Initial and subsequent measurements of the instruments differ based on the characteristics of each instrument and as provided for in the statement.  Based on the provisions of this statement, the Company has classified its redeemable preferred stock as a liability in fiscal 2004 and the related dividends thereon have been characterized as interest expense.  Restatement of financial statements for earlier years presented was not permitted.  The adoption of this statement has resulted in the inclusion of the dividends on the preferred stock (equal to $17.4 million for the year ended June 30, 2004) as interest expense.  While the inclusion has impacted net earnings, net earnings attributable to common stock and earnings per common share were unaffected.  Given that the dividends are not deductible for income tax purposes, the inclusion of the preferred stock dividends as an interest expense has caused an increase in our effective tax rate for fiscal 2004.  The adoption of SFAS No. 150 had no impact on the Company’s financial condition.

NOTE 3 – PUBLIC OFFERINGS

In June 2004, three Lauder family trusts sold a total of 13,000,000 shares of Class A Common Stock in a registered public offering.  The Company did not receive any proceeds from the sales of these shares.  The cost of this offering was borne by the selling stockholders.

During October 2001, a member of the Lauder family sold 5,000,000 shares of Class A Common Stock in a registered public offering.  The Company did not receive any proceeds from the sale of these shares.  The cost of this offering was borne by the selling stockholder.

NOTE 4 – ACQUISITION AND DIVESTITURE OF BUSINESSES AND LICENSE ARRANGEMENTS

In December 2003, the Company committed to a plan to sell the assets and operations of its reporting unit that sold jane brand products and sold them in February 2004.  At the time the decision was made, circumstances warranted that the Company conduct an assessment of the tangible and intangible assets of the jane business.  Based on this assessment, the Company determined that the carrying amount of these assets as then reflected on the Company’s consolidated balance sheet exceeded its estimated fair value.  In accordance with the assessment and the closing of the sale, the Company recorded an after-tax charge to discontinued operations of $33.3 million for the fiscal year ended June 30, 2004.  The charge represents the impairment of goodwill in the amount of $26.4 million; the reduction in value of other tangible assets in the amount of $2.1 million, net of taxes; and the reporting unit’s operating loss of $4.8 million, net of tax.  Included in the operating loss of the fiscal year were additional costs associated with the sale and discontinuation of the business.  As a result, all consolidated statements of earnings information in the consolidated financial statements and footnotes for fiscal 2003 and 2002 has been restated for comparative purposes to reflect that reporting unit as discontinued operations, including the restatement of the makeup product category and the Americas region data presented in Note 18.

In July 2003, the Company acquired the Rodan + Fields skin care line.  The initial purchase price, paid at closing, was funded by cash provided by operations, the payment of which did not have a material effect on the Company’s results of operations or financial condition.  The Company expects to make additional payments between fiscal 2007 and 2011 based on certain conditions.

On April 30, 2003, the Company completed the acquisition of the Paris-based Darphin group of companies that develops, manufactures and markets the “Darphin” brand of skin care and makeup products.  The initial purchase price, paid at closing, was funded by cash provided by operations, the payment of which did not have a material effect on the Company’s results of operations or financial condition.  An additional payment is expected to be made in fiscal 2009, the amount of which will depend on future net sales and earnings of the Darphin business.

At various times during fiscal 2004, 2003 and 2002, the Company acquired businesses engaged in the wholesale distribution and retail sale of Aveda products, as well as other products, in the United States and other countries.  In fiscal 2002, the Company purchased an Aveda wholesale distributor business in Korea and acquired the minority interest of its Aveda joint venture in the United Kingdom.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate purchase price for these transactions, which includes acquisition costs, was $4.4 million, $50.4 million, and $18.5 million in fiscal 2004, 2003 and 2002, respectively, and each transaction was accounted for using the purchase method of accounting.  Accordingly, the results of operations for each of the acquired businesses are included in the accompanying consolidated financial statements commencing with its date of original acquisition.  Pro forma results of operations, as if each of such businesses had been acquired as of the beginning of the year of acquisition, have not been presented, as the impact on the Company’s consolidated financial results would not have been material.

In May 2003, the Company entered into a license agreement for fragrances and beauty products under the “Michael Kors” trademarks with Michael Kors L.L.C. and purchased certain related rights and inventory from American Designer Fragrances, a division of LVMH.

NOTE 5 – RESTRUCTURING AND SPECIAL CHARGES

Fiscal 2003

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

Fiscal 2002

During the fourth quarter of fiscal 2002, the Company recorded a restructuring charge related to repositioning certain businesses as part of its ongoing efforts to drive long-term growth and increase profitability.  The restructuring focused on cost reduction opportunities related to the Internet, supply chain, globalization of the organization and distribution channel refinements.  The Company committed to a defined plan of action, which resulted in an aggregate pre-tax charge of $117.4 million, of which $0.8 million was included in discontinued operations, and $59.4 million was cash related.  On an after-tax basis, the aggregate charge was $76.9 million, of which $0.5 million was included in discontinued operations, equal to $.32 per diluted share.

Specifically, the charge includes the following:

•                  Internet.   In an effort to achieve strategic objectives, reduce costs and improve profitability, the Company outsourced Gloss.com platform development and maintenance efforts to a third-party provider.  Additionally, Gloss.com closed its San Francisco facility and consolidated its operations in New York.  As a result, included in the charge is a $23.9 million provision for restructuring the Gloss.com operations, including benefits and severance packages for 36 employees as well as asset write-offs.  The Company also took a $20.1 million charge to write off the related Gloss.com acquisition goodwill.

•                  Supply Chain.   Building on previously announced supply chain initiatives, the Company restructured certain manufacturing, distribution, research and development, information systems and quality assurance operations in the United States, Canada and Europe, which included benefits and severance packages for 110 employees.  A charge of $23.7 million was recorded related to this effort.

•                  Globalization of Organization.  The Company continued to implement its transition, announced in fiscal 2001, to a global brand structure designed to streamline the decision making process and increase innovation and speed-to-market.  The next phase of this transition entailed eliminating duplicate functions and responsibilities, which resulted in charges for benefits and severance for 122 employees.  The Company recorded a charge of $27.1 million associated with these efforts.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•                  Distribution.  The Company evaluated areas of distribution relative to its financial targets and decided to focus its resources on the most productive sales channels and markets.  As a result, the Company closed its operations in Argentina and the remaining customers are being serviced by the Company’s Chilean affiliate.  The Company began closing all remaining in-store tommy’s shops and other select points of distribution.  The Company recorded a $22.6 million provision related to these actions, which included benefits and severance for 85 employees.

Following is a summary of the charges as recorded in the consolidated statement of earnings for fiscal 2002:

	Restructuring
(In millions)	Net Sales	Cost of Sales	Operating Expenses	Total
Internet	$—	$—	$44.0	$44.0
Supply chain	—	—	23.7	23.7
Globalization of organization	—	—	27.1	27.1
Distribution	6.2	0.8	15.6	22.6
Total charge	$6.2	$0.8	$110.4	117.4
Tax effect				(40.5)
Net charge				$76.9

The fiscal 2002 restructuring charge was recorded in other accrued liabilities or, where applicable, as a reduction of the related asset.  During fiscal 2004, 2003 and 2002, $12.3 million, $32.2 million and $9.3 million, respectively, related to this restructuring was paid.  As of June 30, 2004 and 2003, the restructuring accrual balance was $9.4 million and $21.9 million, respectively, and the Company expects to settle a majority of the remaining obligations by the end of fiscal 2005 with certain additional payments made in fiscal 2006.

During the fourth quarter of fiscal 2001, the Company recorded one-time charges for restructuring and special charges.  As of June 30, 2004 and 2003, the remaining obligation was $1.3 million and $2.6 million, respectively, with remaining payments to be made ratably through fiscal 2007.

NOTE 6 – INCOME TAXES

The provision for income taxes is comprised of the following:

	Year Ended June 30
	2004	2003	2002
	(In millions)
Current:
Federal	$67.1	$37.6	$38.6
Foreign	135.5	84.0	92.2
State and local	11.7	5.2	6.5
	214.3	126.8	137.3

Deferred:
Federal	20.1	33.5	(13.2)
Foreign	(1.8)	1.9	(8.9)
State and local	—	1.1	(0.5)
	18.3	36.5	(22.6)
	$232.6	$163.3	$114.7

A reconciliation between the provision for income taxes computed by applying the statutory Federal income tax rate to earnings before income taxes and minority interest and the actual provision for income taxes is as follows:

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended June 30
	2004	2003	2002
	(In millions)

Provision for income taxes at statutory rate	$215.9	$173.4	$116.3
Increase (decrease) due to:
State and local income taxes, net of Federal tax benefit	7.6	3.9	4.0
Effect of foreign operations	(2.8)	(1.0)	(0.9)
Preferred stock dividends not deductible for U.S. tax purposes	6.1	—	—
Other nondeductible expenses	2.7	1.7	3.2
Tax credits	(1.3)	(12.5)	(2.1)
Other, net	4.4	(2.2)	(5.8)
Provision for income taxes	$232.6	$163.3	$114.7

Effective tax rate	37.7%	32.9%	34.5%

Significant components of the Company’s deferred income tax assets and liabilities as of June 30, 2004 and 2003 were as follows:

	2004	2003
	(In millions)
Deferred tax assets:
Deferred compensation and other payroll related expenses	$69.5	$55.4
Inventory obsolescence and other inventory related reserves	56.7	55.9
Pension plan reserves	—	7.1
Postretirement benefit obligations	21.0	22.9
Various accruals not currently deductible	83.1	76.4
Net operating loss and credit carryforwards	5.7	16.3
Other differences between tax and financial statement values	7.3	8.0
	243.3	242.0
Valuation allowance for deferred tax assets	(4.2)	(2.9)
Total deferred tax assets	239.1	239.1

Deferred tax liabilities:
Depreciation and amortization	(102.2)	(84.0)
Prepaid pension costs	(10.1)	—
Other differences between tax and financial statement values	(7.7)	(0.4)
Total deferred tax liabilities	(120.0)	(84.4)
Total net deferred tax assets	$119.1	$154.7

As of June 30, 2004 and 2003, the Company had current net deferred tax assets of $145.9 million and $116.0 million, respectively, which are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.  In addition, the Company had noncurrent net deferred tax liabilities of $26.8 million as of June 30, 2004 and noncurrent net deferred tax assets of $38.7 million as of June 30, 2003, which are included in other noncurrent liabilities and other assets, net, respectively, in the accompanying consolidated balance sheets.

Federal income and foreign withholding taxes have not been provided on $560.5 million, $476.6 million and $473.5 million of undistributed earnings of international subsidiaries at June 30, 2004, 2003 and 2002, respectively.  The Company intends to reinvest these earnings in its foreign operations indefinitely, except where it is able to repatriate these earnings to the United States without material incremental tax provision.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2004 and 2003, certain international subsidiaries had tax loss carryforwards for local tax purposes of approximately $24.5 million and $14.7 million, respectively.  With the exception of $12.1 million of losses with an indefinite carryforward period as of June 30, 2004, these losses expire at various dates through fiscal 2017.  Deferred tax assets in the amount of $5.7 million and $2.9 million as of June 30, 2004 and 2003, respectively, have been recorded to reflect the tax benefits of the losses not utilized to date.  A full valuation allowance has been provided for those deferred tax assets for which, in the opinion of management, it is more likely than not that the deferred tax assets will not be realized.

Earnings before income taxes and minority interest include amounts contributed by the Company’s international operations of $523.0 million, $393.1 million and $283.4 million for fiscal 2004, 2003 and 2002, respectively.  Some of these earnings are taxed in the United States.

Furthermore, the Company provides tax reserves for Federal, state and international exposures relating to audit results, planning initiatives and compliance responsibilities.  The development of these reserves requires judgments about tax issues, potential outcomes and timing, and is a subjective critical estimate.

NOTE 7 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	June 30
	2004	2003
	(In millions)
Advertising and promotional accruals	$290.2	$276.0
Employee compensation	236.9	191.1
Restructuring and special charges	32.7	46.5
Other	311.7	190.4
	$871.5	$704.0

NOTE 8 – DEBT

The Company’s short-term and long-term debt and available financing consist of the following:

	Debt at		Available financing at June 30
	June 30		Committed		Uncommitted
(In millions)	2004	2003	2004	2003	2004	2003
6.00% Senior Notes, due January 15, 2012	$236.6	$257.1	$—	$—	$—	$—
5.75% Senior Notes, due October 15, 2033	197.3	—	—	—	—	—
1.45% Japan loan payable, due on March 28, 2006	27.6	25.2	—	—	—	—
2015 Preferred Stock	68.4	—	—	—	—	—
Other long-term borrowings	—	1.3	—	—	—	—
Other short-term borrowings	5.4	7.8	—	—	167.9	156.6
Commercial paper	—	—	—	—	750.0	750.0
Revolving credit facility	—	—	400.0	400.0	—	—
Shelf registration for debt securities	—	—	—	—	300.0	500.0
	535.3	291.4	$400.0	$400.0	$1,217.9	$1,406.6
Less current maturities	(73.8)	(7.8)
	$461.5	$283.6

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2003, the Company issued and sold $200.0 million of 5.75% Senior Notes due October 2033 (“5.75% Senior Notes”) in a public offering.  The 5.75% Senior Notes were priced at 98.645% with a yield of 5.846%.  Interest payments, which commenced April 15, 2004, are required to be made semi-annually on April 15 and October 15 of each year.  In May 2003, in anticipation of the issuance of the 5.75% Senior Notes, the Company entered into a series of treasury lock agreements on a notional amount totaling $195.0 million at a weighted average all-in rate of 4.53%.  The treasury lock agreements were settled upon the issuance of the new debt and the Company received a payment of $15.0 million that will be amortized against interest expense over the life of the 5.75% Senior Notes.  As a result of the treasury lock agreements, the debt discount and debt issuance costs, the effective interest rate on the 5.75% Senior Notes will be 5.395% over the life of the debt.

As of June 30 2004, the Company had outstanding $236.6 million of 6% Senior Notes due January 2012 (“6% Senior Notes”) consisting of $250.0 million principal, an unamortized debt discount of $0.9 million, and a $12.5 million adjustment to reflect the fair value of an outstanding interest rate swap.  The 6% Senior Notes, when issued in January 2002, were priced at 99.538% with a yield of 6.062%.  Interest payments are required to be made semi-annually on January 15 and July 15 of each year.  In May 2003, the Company entered into an interest rate swap agreement with a notional amount of $250.0 million to effectively convert the fixed rate interest on our outstanding 6% Senior Notes to variable interest rates based on six-month LIBOR.

In the first quarter of fiscal 2004, the Company adopted SFAS No. 150 (see Note 2 – Recently Issued Accounting Standards) which required that the Company’s cumulative redeemable preferred stock be classified as a liability and the related dividends thereon as interest expense.  Restatement of financial statements for fiscal 2003 was not permitted.  During fiscal 2004, the Company and the holders of the $6.50 Cumulative Redeemable Preferred Stock exchanged all of the outstanding shares due June 30, 2005 for a newly issued series of cumulative redeemable preferred stock with a mandatory redemption date of June 30, 2015 (“2015 Preferred Stock”) with a variable dividend rate.  This exchange transaction has been accounted for as a modification of the terms of the cumulative redeemable preferred stock, and accordingly, the effects of this transaction on the Company’s operating results have been limited to the prospective change in dividend rates.  Such dividends have preference over all other dividends of stock issued by the Company.  On April 24, 2004, Mrs. Estée Lauder passed away.  As a result, the Company’s right to call for redemption $291.6 million of the 2015 Preferred Stock became exercisable and the Company exercised this right for cash in June 2004.  Upon this partial redemption, the dividend rate on the remaining $68.4 million principal amount of the 2015 Preferred Stock was reduced, for the period from April 25, 2004 through June 30, 2004, from 4.75% per annum to 0.62% per annum, which is a rate based on the after-tax yield on six-month U.S. Treasuries.  So long as the remaining shares of 2015 Preferred Stock are outstanding, the dividend rate will be reset semi-annually in January and July at the then-existing after-tax yield on six-month U.S. Treasuries.  The dividend rate for the six-month period from July 1, 2004 through December 31, 2004 is 0.994%.  The $68.4 million 2015 Preferred Stock may be put to the Company at any time at face value but may not be redeemed by the Company until May 24, 2005.  As a result, the liability is recorded at its redemption value and is classified as current at June 30, 2004.

As of June 30, 2003, other long-term borrowings consisted primarily of several term loans held by the Darphin group of companies, which was acquired by the Company in April 2003 (see Note 4).  These loans had various maturities through July 2007 with variable and fixed interest rates ranging from 2.5% to 5.8%.  All of these loans were repaid during fiscal 2004.

The Company maintains uncommitted credit facilities in various regions throughout the world.  Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings.  During fiscal 2004 and 2003, the monthly average amount outstanding was approximately $5.1 million and $1.4 million, respectively, and the annualized monthly weighted average interest rate incurred was approximately 5.7% and 5.4%, respectively.

Effective June 28, 2001, the Company entered into a five-year $400.0 million revolving credit facility, expiring on June 28, 2006, which includes an annual fee of .07% on the total commitment.  At June 30, 2004 and 2003, the Company was in compliance with all related financial and other restrictive covenants, including limitations on indebtedness and liens.  The Company also had an effective shelf registration statement covering the potential issuance of up to $300.0 million and $500.0 million in debt securities at June 30, 2004 and 2003, respectively, and a $750.0 million commercial paper program under which the Company may issue commercial paper in the United States.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  9 – FINANCIAL INSTRUMENTS

Derivative Financial Instruments

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments.  The Company primarily enters into foreign currency forward exchange contracts and foreign currency options to reduce the effects of fluctuating foreign currency exchange rates.  The Company, if necessary, enters into interest rate derivatives to manage the effects of interest rate movements on the Company’s aggregate liability portfolio.  The Company categorizes these instruments as entered into for purposes other than trading.

All derivatives are recognized on the balance sheet at their fair value.  On the date the derivative contract is entered into, the Company designates the derivative as (i) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge), (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge), (iii) a foreign-currency fair-value or cash-flow hedge (“foreign currency” hedge), (iv) a hedge of a net investment in a foreign operation, or (v) other.  Changes in the fair value of a derivative that is highly effective as (and that is designated and qualifies as) a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current-period earnings.  Changes in the fair value of a derivative that is highly effective as (and that is designated and qualifies as) a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings).  Changes in the fair value of derivatives that are highly effective as (and that are designated and qualify as) foreign-currency hedges are recorded in either current-period earnings or other comprehensive income, depending on whether the hedge transaction is a fair-value hedge (e.g., a hedge of a firm commitment that is to be settled in a foreign currency) or a cash-flow hedge (e.g., a foreign-currency-denominated forecasted transaction).  If, however, a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in accumulated other comprehensive income within equity.  Furthermore, changes in the fair value of other derivative instruments are reported in current-period earnings.

For each derivative contract entered into where the Company looks to obtain special hedge accounting treatment, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking the hedge transaction.  This process includes linking all derivatives that are designated as fair-value, cash-flow, or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.  The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.  If it is determined that a derivative is not highly effective, or that it has ceased to be a highly effective hedge, the Company will be required to discontinue hedge accounting with respect to that derivative prospectively.

Foreign Exchange Risk Management

The Company enters into forward exchange contracts to hedge anticipated transactions as well as receivables and payables denominated in foreign currencies for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that the Company receives from foreign subsidiaries.  Almost all foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions rated as strong investment grade by a major rating agency.  The Company also enters into foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The forward exchange contracts and foreign currency options entered into to hedge anticipated transactions have been designated as cash-flow hedges.  As of June 30, 2004, these cash-flow hedges were highly effective, in all material respects.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a matter of policy, the Company only enters into contracts with counterparties that have at least an “A” (or equivalent) credit rating.  The counterparties to these contracts are major financial institutions.  The Company does not have significant exposure to any one counterparty.  Exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts.  Management believes risk of loss under these hedging contracts is remote and in any event would not be material to the Company’s consolidated financial results.  The contracts have varying maturities through the end of June 2005.  Costs associated with entering into such contracts have not been material to the Company’s consolidated financial results.  The Company does not utilize derivative financial instruments for trading or speculative purposes.  At June 30, 2004, we had foreign currency contracts in the form of forward exchange contracts and option contracts in the amount of $593.6 million and $82.0 million, respectively.  The foreign currencies included in forward exchange contracts (notional value stated in U.S. dollars) are principally the Euro ($122.6 million), Swiss franc ($117.1 million), British pound ($72.8 million), Japanese yen ($66.7 million), South Korean won ($42.0 million), Canadian dollar ($41.7 million), and Australian dollar ($33.7 million).  The foreign currencies included in the option contracts (notional value stated in U.S. dollars) are principally the Euro ($34.1 million), British pound ($25.4 million), and Swiss franc ($12.7 million).  At June 30, 2003, the Company had foreign currency contracts in the form of forward exchange contracts and option contracts in the amount of $476.7 million and $57.7 million, respectively.  The foreign currencies included in forward exchange contracts (notional value stated in U.S. dollars) are principally the Euro ($114.0 million), Swiss franc ($61.9 million), Japanese yen ($56.0 million), British pound ($49.8 million), Canadian dollar ($37.7 million), South Korean won ($37.6 million) and Australian dollar ($30.6 million).  The foreign currencies included in the option contracts (notional value stated in U.S. dollars) are principally the Swiss franc ($21.9 million), Canadian dollar ($21.0 million) and Euro ($11.7 million).

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

In May 2003, the Company entered into an interest rate swap agreement with a notional amount of $250.0 million to effectively convert fixed interest on the existing 6% Senior Notes to a variable interest rate based on six-month LIBOR.  The interest rate swap was designated as a fair value hedge.  As of June 30, 2004, the fair value hedge was highly effective, in all material respects.

Information regarding the interest rate swap is presented in the following table:

	Year Ended or at June 30, 2004			Year Ended or at June 30, 2003
(In millions)	Notional Amount	Weighted Average		Notional Amount	Weighted Average
		Pay Rate	Receive Rate		Pay Rate	Receive Rate
Interest rate swap	$250.0	3.14%	6.00%	$250.0	3.21%	6.00%

Additionally, in May 2003, in anticipation of the issuance of the 5.75% Senior Notes, the Company entered into a series of treasury lock agreements on a notional amount totaling $195.0 million at a weighted average all-in rate of 4.53%.  The treasury lock agreements were settled upon the issuance of the new debt and the Company received a payment of $15.0 million that will be amortized against interest expense over the life of the 5.75% Senior Notes.

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents:

The carrying amount approximates fair value, primarily because of the short maturity of cash equivalent instruments.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term debt:

The fair value of the Company’s long-term debt was estimated based on the current rates offered to the Company for debt with the same remaining maturities.

In fiscal 2004, the fair value of redeemable preferred stock was estimated based on a recent private transaction and is included in the current portion of long-term debt pursuant to the provisions of SFAS No. 150.

Cumulative redeemable preferred stock:

In fiscal 2003, the fair value of the cumulative redeemable preferred stock was estimated utilizing a cash flow analysis at a discount rate equal to rates available for debt with terms similar to the preferred stock.

Foreign exchange and interest rate contracts:

The fair value of forwards, swaps, options and treasury rate locks is the estimated amount the Company would receive or pay to terminate the agreements.

The estimated fair values of the Company’s financial instruments are as follows:

	June 30
	2004		2003
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$611.6	$611.6	$364.1	$364.1
Long-term debt, including current portion	535.3	545.5	291.4	320.9
Cumulative redeemable preferred stock	—	—	360.0	389.8
Derivatives
Forward exchange contracts	1.7	1.7	(6.5)	(6.5)
Foreign currency option contracts	2.7	2.7	3.6	3.6
Interest rate swap contract	(12.5)	(12.5)	8.1	8.1
Treasury rate lock contracts	—	—	2.6	2.6

NOTE 10 – PENSION, DEFERRED COMPENSATION AND POSTRETIREMENT BENEFIT PLANS

The Company maintains pension plans covering substantially all of its full-time employees for its U.S. operations and a majority of its international operations.  Several plans provide pension benefits based primarily on years of service and employees’ earnings.  In certain instances, the Company adjusts benefits in connection with international employee transfers.

Retirement Growth Account Plan (U.S.)

The Retirement Growth Account Plan is a trust-based, noncontributory defined benefit pension plan.  The Company’s funding policy consists of an annual contribution at a rate that provides for future plan benefits and maintains appropriate funded percentages.  Such contribution is not less than the minimum required by the Employee Retirement Income Security Act of 1974, as amended, (“ERISA”) and subsequent pension legislation and is not more than the maximum amount deductible for income tax purposes.

Restoration Plan (U.S.)

The Company also has an unfunded, nonqualified domestic noncontributory pension Restoration Plan to provide benefits in excess of Internal Revenue Code limitations.

International Pension Plans

The Company maintains International Pension Plans, the most significant of which are defined benefit pension plans.  The Company’s funding policies for these plans are determined by local laws and regulations.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Postretirement Benefits

The Company maintains a domestic postretirement benefit plan which provides certain medical and dental benefits to eligible employees.  Employees hired after January 1, 2002 are not eligible for retiree medical benefits when they retire.  Certain retired employees who are receiving monthly pension benefits are eligible for participation in the plan.  Contributions required and benefits received by retirees and eligible family members are dependent on the age of the retiree.  It is the Company’s practice to fund these benefits as incurred.  The cost of the Company-sponsored programs is not significant.

Certain of the Company’s international subsidiaries and affiliates have postretirement plans, although most participants are covered by government-sponsored or administered programs.

The significant components of the above mentioned plans as of and for the year ended June 30 are summarized as follows:

	Pension Plans				Other than Pension Plans
	U.S.		International		Postretirement
(In millions)	2004	2003	2004	2003	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$358.7	$310.3	$191.0	$154.7	$61.8	$43.7
Service cost	16.9	15.1	10.4	8.5	3.2	2.2
Interest cost	20.0	21.2	8.3	8.1	3.8	3.2
Plan participant contributions	—	—	1.2	1.1	0.1	0.1
Actuarial loss (gain)	(7.7)	19.8	(7.5)	18.9	(2.8)	14.5
Foreign currency exchange rate impact	—	—	13.3	15.0	—	—
Benefits paid	(13.5)	(11.5)	(9.3)	(6.0)	(2.1)	(1.9)
Plan amendments	—	3.8	0.2	—	—	—
Special termination benefits	—	—	1.5	—	—	—
Acquisitions, divestitures, adjustments	—	—	2.0	—	—	—
Settlements and curtailments	—	—	(3.7)	(9.3)	—	—
Benefit obligation at end of year	$374.4	$358.7	$207.4	$191.0	$64.0	$61.8

Change in plan assets:
Fair value of plan assets at beginning of year	$277.4	$201.8	$120.9	$116.3	$—	$—
Actual return on plan assets	42.0	9.3	13.6	(13.2)	—	—
Foreign currency exchange rate impact	—	—	9.0	9.9	—	—
Employer contributions	35.5	77.8	22.9	16.4	2.0	1.8
Plan participant contributions	—	—	1.2	1.1	0.1	0.1
Settlements and curtailments	—	—	(3.7)	(3.6)	—	—
Benefits paid from plan assets	(13.5)	(11.5)	(9.3)	(6.0)	(2.1)	(1.9)
Fair value of plan assets at end of year	$341.4	$277.4	$154.6	$120.9	$—	$—

Funded status	$(33.0)	$(81.3)	$(52.8)	$(70.1)	$(64.0)	$(61.8)
Unrecognized net actuarial loss	92.8	128.1	63.5	73.4	3.4	6.4
Unrecognized prior service cost	7.2	7.6	2.4	2.4	(0.1)	(0.2)
Unrecognized net transition obligation	—	—	0.1	0.3	—	—
Prepaid (accrued) benefit cost	$67.0	$54.4	$13.2	$6.0	$(60.7)	$(55.6)

Amounts recognized in the Balance Sheet consist of:
Prepaid benefit cost	$118.5	$101.5	$26.0	$12.9	$—	$—
Accrued benefit liability	(52.8)	(56.4)	(47.8)	(60.6)	(60.7)	(55.6)
Intangible asset	0.7	0.7	0.4	0.5	—	—
Minimum pension liability	0.6	8.6	34.6	53.2	—	—
Net amount recognized	$67.0	$54.4	$13.2	$6.0	$(60.7)	$(55.6)

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Plans						Other than Pension Plans
	U.S.			International			Postretirement
(In millions)	2004	2003	2002	2004	2003	2002	2004	2003	2002
Components of net periodic benefit cost:
Service cost, net	$16.9	$15.1	$13.5	$10.4	$8.5	$8.0	$3.2	$2.2	$1.8
Interest cost	20.0	21.2	20.6	8.3	8.1	7.2	3.8	3.2	2.9
Expected return on assets	(20.6)	(18.3)	(17.3)	(9.9)	(9.2)	(8.3)	—	—	—
Amortization of:
Transition (asset) obligation	—	(1.5)	(1.5)	0.3	0.3	0.2	—	—	—
Prior service cost	0.5	0.2	0.4	0.3	0.2	0.2	—	—	—
Actuarial loss (gain)	6.2	5.1	2.6	3.3	1.5	1.0	0.3	(0.1)	(0.4)
Special termination benefits	—	—	—	1.5	—	—	—	—	—
Settlements and curtailments	—	—	—	0.7	2.3	—	—	—	—
Net periodic benefit cost	$23.0	$21.8	$18.3	$14.9	$11.7	$8.3	$7.3	$5.3	$4.3

Weighted-average assumptions used to determine benefit obligations at June 30:
Pre-retirement discount rate	6.00%	5.75%	7.00%	2.25 - 6.00%	2.25 - 6.00%	2.75 - 7.00%	6.00%	5.75%	7.00%

Postretirement discount rate	5.00%	4.75%	5.75%	2.25 -	2.25 -	2.75 -	6.00%	5.75%	7.00%
				6.00%	6.00%	7.00%

Rate of compensation	3.00 -	3.00 -	4.50 -	1.75 -	1.75 -	1.75 -	N/A	N/A	N/A
increase	9.50%	9.50%	11.00%	4.00%	3.75%	4.00%

Weighted-average assumptions used to determine net periodic benefit cost for the year ending June 30:
Pre-retirement discount rate	5.75%	7.00%	7.50%	2.25 -	2.75 -	3.00 -	5.75%	7.00%	7.50%
				6.00%	7.00%	7.25%

Postretirement discount rate	4.75%	5.75%	6.00%	2.25 -	2.75 -	3.00 -	5.75%	7.00%	7.50%
				6.00%	7.00%	7.25%

Expected return on assets	8.00%	8.50%	9.00%	3.25 -	4.50 -	5.00 -	N/A	N/A	N/A
				7.50%	8.25%	8.50%

Rate of compensation	3.00 -	4.50 -	5.00 -	1.75 -	1.75 -	2.00 -	N/A	N/A	N/A
increase	9.50%	11.00%	11.50%	3.75%	4.00%	5.50%

In determining the long-term rate of return for a plan, the Company considers the historical rates of return, the nature of the plan’s investments and an expectation for the plan’s investment strategies.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage-point change in assumed health care cost trend rates for fiscal 2004 would have had the following effects:

(In millions)	One-Percentage-Point Increase	One-Percentage-Point Decrease

Effect on total service and interest costs	$1.0	$(0.9)
Effect on postretirement benefit obligations	$7.0	$(6.3)

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The projected benefit obligation, accumulated benefit obligation, fair value of plan assets and the other comprehensive loss due to change in minimum liability recognition for the Company’s pension plans at June 30 are as follows:

	Pension Plans
	Retirement Growth Account		Restoration		International
(In millions)	2004	2003	2004	2003	2004	2003

Projected benefit obligation	$307.1	$286.6	$67.3	$72.1	$207.4	$191.0
Accumulated benefit obligation	258.5	238.7	52.8	56.4	177.2	160.7
Fair value of plan assets	341.4	277.4	—	—	154.6	120.9

Other comprehensive loss due to change in minimum liability recognition:
Increase (decrease) in additional minimum liability	$—	$—	$(8.1)	$9.1	$(18.7)	$21.7
(Increase) decrease in intangible asset	—	—	0.1	(0.5)	0.1	0.5
Other comprehensive (income) loss	—	—	(8.0)	8.6	(18.6)	22.2

International pension plans with accumulated benefit obligations in excess of the plans’ assets had aggregate projected benefit obligations of $139.4 million and $137.8 million, aggregate accumulated benefit obligations of $120.3 million and $119.1 million and aggregate fair value of plan assets of $85.0 million and $68.9 million at June 30, 2004 and 2003, respectively.

	Pension Plans		Other Than Pension Plans
(In millions)	U.S.	International	Postretirement
Expected Cash Flows:
Expected employer contributions for year ending June 30, 2005	$25.0	$18.0	N/A
Expected benefit payments for year ending June 30,
2005	36.3	6.5	$2.3
2006	25.4	7.4	2.4
2007	28.8	6.3	2.6
2008	25.3	9.1	2.8
2009	28.4	9.4	3.1
Years 2010 - 2014	184.7	54.7	21.1

Plan Assets:
Actual asset allocation
Equity	63%	61%	N/A
Fixed income	32%	37%	N/A
Other	5%	2%	N/A
	100%	100%	N/A

Target asset allocation
Equity	62%	61%	N/A
Fixed income	30%	37%	N/A
Other	8%	2%	N/A
	100%	100%	N/A

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The target policy was set to maximize returns with consideration to the long-term nature of the obligations and maintaining a lower level of overall volatility through the allocation to fixed income.  During the year, the asset allocation is reviewed for adherence to the target policy and is rebalanced periodically towards the target weights.

401(k) Savings Plan (U.S.)

The Company’s 401(k) Savings Plan (“Savings Plan”) is a contributory defined contribution plan covering substantially all regular U.S. employees who have completed the hours and service requirements, as defined by the plan document.  Effective January 1, 2002, regular full-time employees are eligible to participate in the Plan on the first day of the second month following their date of hire.  The Savings Plan is subject to the applicable provisions of ERISA.  The Company matches a portion of the participant’s contributions after one year of service under a predetermined formula based on the participant’s contribution level and years of service.  The Company’s contributions were approximately $9.1 million for the fiscal years ended June 30, 2004 and 2003 and $6.7 million for the fiscal year ended June 30, 2002.  Shares of the Company’s Class A Common Stock are not an investment option in the Savings Plan and the Company does not use such shares to match participants’ contributions.

Deferred Compensation

The Company accrues for deferred compensation and interest thereon and for the increase in the value of share units pursuant to agreements with a key executive, a former executive and outside directors.  The amounts included in the accompanying consolidated balance sheets under these plans were $135.4 million and $109.2 million as of June 30, 2004 and 2003, respectively.  The expense for fiscal 2004, 2003, and 2002 was $16.6 million, $17.4 million and $11.6 million, respectively.

NOTE 11 – POSTEMPLOYMENT BENEFITS OTHER THAN TO RETIREES

The Company provides certain postemployment benefits to eligible former or inactive employees and their dependents during the period subsequent to employment but prior to retirement.  These benefits include health care coverage and severance benefits.  Generally, the cost of providing these benefits is accrued and any incremental benefits were not material to the Company’s consolidated financial results.

NOTE 12 – $6.50 CUMULATIVE REDEEMABLE PREFERRED STOCK, AT REDEMPTION VALUE

Effective July 1, 2003, in accordance with SFAS No. 150, the $6.50 Cumulative Redeemable Preferred Stock was reclassified to long-term debt (see Note 8).  Such shares of preferred stock were exchanged for the 2015 Preferred Stock on December 31, 2003.

As of June 30, 2003, the Company’s authorized capital stock included 23.6 million shares of preferred stock, par value $.01 per share, of which 3.6 million shares were outstanding and designated as $6.50 Cumulative Redeemable Preferred Stock.  The outstanding preferred stock was issued in June 1995 in exchange for nonvoting common stock of the Company then owned by The Estée Lauder 1994 Trust.

Holders of the $6.50 Cumulative Redeemable Preferred Stock were entitled to receive cumulative cash dividends at a rate of $6.50 per annum per share payable in quarterly installments.  Such dividends had preference over all other dividends of stock issued by the Company.  Shares were subject to mandatory redemption on June 30, 2005 at a redemption price of $100 per share.  Following such date and so long as such mandatory redemption obligations had not been discharged in full, no dividends could be paid or declared upon the Class A or Class B Common Stock, or on any other capital stock ranking junior to or in parity with such $6.50 Cumulative Redeemable Preferred Stock and no shares of Class A or Class B Common Stock or such junior or parity stock could be redeemed or acquired for any consideration by the Company.  Under certain circumstances, the Company could redeem the stock, in whole or in part, prior to the mandatory redemption date.  Holders of such stock could put such shares to the Company at a price of $100 per share upon the occurrence of certain events.

The Company recorded the $6.50 Cumulative Redeemable Preferred Stock at its redemption value of $360.0 million and charged this amount, net of the par value of the shares of nonvoting common stock exchanged, to stockholders’ equity in fiscal 1995.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – COMMON STOCK

As of June 30, 2004, the Company’s authorized common stock consists of 650 million shares of Class A Common Stock, par value $.01 per share, and 240 million shares of Class B Common Stock, par value $.01 per share.  Class B Common Stock is convertible into Class A Common Stock, in whole or in part, at any time and from time to time at the option of the holder, on the basis of one share of Class A Common Stock for each share of Class B Common Stock converted.  Holders of the Company’s Class A Common Stock are entitled to one vote per share and holders of the Company’s Class B Common Stock are entitled to ten votes per share.

Information about the Company’s common stock outstanding is as follows:

	Class A	Class B
	(Shares in thousands)

Balance at June 30, 2001	125,176.0	113,490.3
Acquisition of treasury stock	(1,500.0)	—
Conversion of Class B to Class A	5,077.8	(5,077.8)
Stock option programs	436.3	—
Balance at June 30, 2002	129,190.1	108,412.5
Acquisition of treasury stock	(11,245.2)	—
Conversion of Class B to Class A	950.0	(950.0)
Share grants	4.0	—
Share units converted	0.8	—
Stock option programs	1,094.0	—
Balance at June 30, 2003	119,993.7	107,462.5
Acquisition of treasury stock	(2,832.6)	—
Conversion of Class B to Class A	14,449.6	(14,449.6)
Share grants	2.0	—
Stock option programs	2,901.4	—
Balance at June 30, 2004	134,514.1	93,012.9

On September 18, 1998, the Company’s Board of Directors authorized a share repurchase program to repurchase a total of up to 8.0 million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  The Board of Directors authorized the repurchase of up to 10.0 million additional shares of Class A Common Stock in October 2002 and another 10.0 million in May 2004 increasing the total authorization under the share repurchase program to 28.0 million shares.  As of June 30, 2004, approximately 16.7 million shares have been purchased under this program.

NOTE 14 – STOCK PROGRAMS

The Company has established the Fiscal 2002 Share Incentive Plan, the Fiscal 1999 Share Incentive Plan, the Fiscal 1996 Share Incentive Plan and the Non-Employee Director Share Incentive Plan (collectively, the “Plans”) and, additionally, has made available stock options and share units that were, or will be, granted pursuant to these Plans and certain employment agreements.  These stock-based compensation programs are described below.

Total net compensation expense attributable to the granting of share units and the increase in value of existing share units was $7.8 million and $1.4 million in fiscal 2004 and 2003, respectively.  Total net compensation income attributable to the granting of share units and the related decrease in value of existing share units was $0.2 million in fiscal 2002.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share Incentive Plans

The Plans provide for the issuance of 30,750,000 shares to be awarded in the form of stock options, stock appreciation rights and other stock awards to key employees and stock options, stock awards and stock units to non-employee directors of the Company.  As of June 30, 2004, 4,083,900 shares of Class A Common Stock were reserved and were available to be granted pursuant to the Plans.  The exercise period for all stock options generally may not exceed ten years from the date of grant.  Pursuant to the Plans, stock option awards in respect of 2,693,500, 6,651,200 and 2,175,300 shares were granted in fiscal 2004, 2003 and 2002, respectively, and share units in respect of 62,100, 57,800 and 50,000 shares were granted in fiscal 2004, 2003 and 2002, respectively.  During fiscal 2004, there were no share units converted while in fiscal 2003, approximately 800 share units were converted into shares of Class A Common Stock.  During fiscal 2002, 40,700 share units were cancelled without the issuance of any shares, but the value of such units was transferred to a deferred compensation account.  Generally, the stock options become exercisable at various times through February 2008, while the share units will be paid out in shares of Class A Common Stock at a time to be determined by the Company.  In the case of one senior executive, his share units may be converted by the Company into a cash equivalent amount that would be placed in his deferred compensation account.

In addition to awards made by the Company, certain outstanding stock options were assumed as part of the October 1997 acquisition of Sassaby.  Of the 221,200 originally issued options to acquire shares of the Company’s Class A Common Stock, 4,100 were outstanding as of June 30, 2004, all of which were exercisable and will expire through May 2007.

Executive Employment Agreements

The executive employment agreements provide for the issuance of 11,400,000 shares to be awarded in the form of stock options and other stock awards to certain key executives.  The Company has reserved 660,400 shares of its Class A Common Stock pursuant to such agreements as of June 30, 2004.  In accordance with such employment agreements approximately 1,200, 1,400, and 900 share units were granted in fiscal 2004, 2003 and 2002, respectively.  The reserve is solely for dividend equivalents on units granted pursuant to one of the agreements.  Most of the stock options granted pursuant to the agreements are exercisable and expire at various times from November 2005 through July 2009.  The share units may be paid out in shares of Class A Common Stock at a time to be determined by the Company, but no later than 90 days subsequent to the termination of employment of the executive, or the Company may convert all or some of the share units into a cash equivalent amount that would be placed in the executive’s deferred compensation account.

A summary of the Company’s stock option programs as of June 30, 2004, 2003 and 2002, and changes during the years then ended, is presented below:

	2004		2003		2002
(Shares in thousands)	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	29,542.2	$34.93	24,843.5	$35.10	23,393.2	$34.55
Granted at fair value	2,693.5	34.77	6,651.2	32.02	2,175.3	39.07
Exercised	(2,901.4)	21.18	(1,094.0)	15.16	(435.4)	17.85
Cancelled or expired	(384.5)	39.85	(858.5)	43.10	(289.6)	46.38
Outstanding at end of year	28,949.8	36.23	29,542.2	34.93	24,843.5	35.10

Options exercisable at year-end	19,507.8 (a)	36.49	16,425.6	32.31	13,149.5	27.59
Weighted-average fair value of options granted during the year	$13.07		$12.35		$16.02

(a) Does not include approximately 1,467,300 shares which will become exercisable on July 1, 2004 due to the retirement of an executive on June 30, 2004, based on the original terms of the option grant.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized information about the Company’s stock options outstanding and exercisable at June 30, 2004 is as follows:

	Outstanding			Exercisable
Exercise Price Range	Options (a)	Average Life (b)	Average Price (c)	Options (a)	Average Price (c)

$3.10	4.1	3.3	$3.10	4.1	$3.10
$13.00 to $20.813	1,369.3	1.4	13.05	1,369.3	13.05
$21.313 to $30.52	5,024.7	3.1	23.89	4,625.4	23.39
$31.875 to $47.625	16,313.2	7.0	36.05	7,820.5	37.12
$49.75 to $53.50	6,238.5	5.1	51.74	5,688.5	51.93
$3.10 to $53.50	28,949.8		36.23	19,507.8	36.49

(a)           Shares in thousands.

(b)           Weighted average contractual life remaining in years.

(c)           Weighted average exercise price.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Total rental expense included in the accompanying consolidated statements of earnings was $166.8 million in fiscal 2004, $147.5 million in fiscal 2003 and $142.5 million in fiscal 2002.  At June 30, 2004, the future minimum rental commitments under long-term operating leases are as follows:

Year Ending June 30	(In millions)

2005	$132.8
2006	122.5
2007	108.9
2008	92.6
2009	80.9
Thereafter	464.2
$1,001.9

In July 2003, the Company entered into a settlement agreement with the plaintiffs, the other Manufacturer Defendants (as defined below) and the Department Store Defendants (as defined below) in a consolidated class action lawsuit that had been pending in the Superior Court of the State of California in Marin County since 1998.  In connection with the settlement, the case has been refiled in the United States District Court for the Northern District of California on behalf of a nationwide class of consumers of prestige cosmetics in the United States.  The settlement requires Court approval and, if approved by the Court, will result in the plaintiffs’ claims being dismissed, with prejudice, in their entirety.  There has been no finding or admission of any wrongdoing by the Company in this lawsuit.  The Company entered into the settlement agreement solely to avoid protracted and costly litigation.  In connection with the settlement agreement, the defendants, including the Company, will provide consumers with certain free products and pay the plaintiffs’ attorneys’ fees.  To meet its obligations under the settlement, the Company took a special pre-tax charge of $22.0 million, or $13.5 million after-tax, equal to $.06 per diluted common share in the fourth quarter of fiscal 2003.  The charge did not have a material adverse effect on the Company’s consolidated financial condition.  In the Federal action, the plaintiffs, purporting to represent a class of all U.S. residents who purchased prestige cosmetics products at retail for personal use from eight department stores groups that sold such products in the United States (the “Department Store Defendants”), alleged that the Department Store Defendants, the Company and eight other manufacturers of cosmetics (the “Manufacturer Defendants”) conspired to fix and maintain retail prices and to limit the supply of prestige cosmetics products sold by the Department Store Defendants in violation of state and Federal laws.  The plaintiffs sought, among other things, treble damages, equitable relief, attorneys’ fees, interest and costs.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 1998, the Office of the Attorney General of the State of New York (the “State”) notified the Company and ten other entities that they are potentially responsible parties (“PRPs”) with respect to the Blydenburgh landfill in Islip, New York.  Each PRP may be jointly and severally liable for the costs of investigation and cleanup, which the State estimates to be $16 million.  In 2001, the State sued other PRPs in the U.S. District Court for the Eastern District of New York to recover such costs in connection with the site.  In June 2004, the State added the Company and other PRPs as defendants in this matter.  The Company and certain other PRPs have engaged in settlement discussions which through August 6, 2004 have been unsuccessful.  The Company intends to vigorously defend the pending claims.  While no assurance can be given as to the ultimate outcome, management believes that the resolution of the matter will not have a material adverse effect on the Company’s consolidated financial condition.

In 1998, the State notified the Company and fifteen other entities that they are PRPs with respect to the Huntington/East Northport landfill. The cleanup costs are estimated at $20 million.  No litigation has commenced.  The Company and other PRPs are in discussions with the State regarding possible settlement of the matter.  While no assurance can be given as to the ultimate outcome, management believes that the resolution of the matter will not have a material adverse effect on the Company’s consolidated financial condition.

In January 2004, the Portuguese Tax Administration issued a report alleging that a subsidiary of the Company had income subject to tax in Portugal for the three fiscal years ended June 30, 2002.  The Company’s subsidiary has been operating in the Madeira Free Trade Zone since 1989 under license from the Madeira Development Corporation and, in accordance with such license and the laws of Portugal, the Company believes that its income is not subject to Portuguese income tax.  The subsidiary has filed an appeal of the finding to the Portuguese Secretary of State for Fiscal Matters.  As of August 6, 2004, no formal tax assessment has been made.  While no assurance can be given as to the ultimate outcome, management believes that the resolution of the matter will not have a material adverse effect on the Company’s consolidated financial condition.

The Company is involved in various routine legal proceedings incident to the ordinary course of its business.  In management’s opinion, the outcome of pending legal proceedings, separately and in the aggregate, will not have a material adverse effect on the Company’s business or consolidated financial results.

NOTE 16 – NET UNREALIZED INVESTMENT GAINS

Under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” available-for-sale securities are recorded at market value.  Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a component of stockholders’ equity until realized.  The Company’s investments subject to the provisions of SFAS No. 115 are treated as available-for-sale and, accordingly, the applicable investments have been adjusted to market value with a corresponding adjustment, net of tax, to net unrealized investment gains in accumulated other comprehensive income.  Included in accumulated other comprehensive income was an unrealized investment gain (net of deferred taxes) of $0.1 million and $0.7 million at June 30, 2004 and 2003, respectively.

NOTE 17 – STATEMENT OF CASH FLOWS

Supplemental disclosure of significant non-cash transactions

As a result of stock option exercises, the Company recorded tax benefits of $19.3 million, $7.9 million and $2.9 million during fiscal 2004, 2003 and 2002, respectively, which are included in additional paid-in capital in the accompanying consolidated financial statements.

As of June 30, 2004, the Company had a current liability and an equal and offsetting decrease in long-term debt of $12.5 million reflecting the fair market value of an interest rate swap which was classified as a fair value hedge of the 6% Senior Notes (see Note 8).  As of June 30, 2003, the Company had a current asset and an equal and offsetting increase in long-term debt of $8.1 million reflecting the fair market value of an interest rate swap which was classified as a fair value hedge of the 6% Senior Notes.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – SEGMENT DATA AND RELATED INFORMATION

Reportable operating segments, as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the “Chief Executive”) in deciding how to allocate resources and in assessing performance.  As a result of the similarities in the manufacturing, marketing and distribution processes for all of the Company’s products, much of the information provided in the consolidated financial statements is similar to, or the same as, that reviewed on a regular basis by the Chief Executive.  Although the Company operates in one business segment, beauty products, management also evaluates performance on a product category basis.

While the Company’s results of operations are also reviewed on a consolidated basis, the Chief Executive reviews data segmented on a basis that facilitates comparison to industry statistics.  Accordingly, net sales, depreciation and amortization, and operating income are available with respect to the manufacture and distribution of skin care, makeup, fragrance, hair care and other products.  These product categories meet the Financial Accounting Standards Board’s definition of operating segments and, accordingly, additional financial data are provided below.  The “other” segment includes the sales and related results of ancillary products and services that do not fit the definition of skin care, makeup, fragrance and hair care.

The Company evaluates segment performance based upon operating income, which represents earnings before income taxes, minority interest and net interest income or expense.  The accounting policies for each of the reportable segments are the same as those described in the summary of significant accounting policies, except for depreciation and amortization charges, which are allocated, primarily, based upon net sales.  The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information is produced for the Chief Executive or included herein.

	Year Ended June 30
	2004	2003	2002
	(In millions)
PRODUCT CATEGORY DATA
Net Sales:
Skin Care	$2,140.1	$1,893.7	$1,703.3
Makeup	2,148.3	1,887.8	1,758.3
Fragrance	1,221.1	1,059.6	1,017.3
Hair Care	249.4	228.9	215.8
Other	31.5	26.0	23.0
	5,790.4	5,096.0	4,717.7
Restructuring	—	—	(6.2)
	$5,790.4	$5,096.0	$4,711.5

Depreciation and Amortization:
Skin Care	$68.2	$62.2	$58.3
Makeup	76.9	68.5	59.3
Fragrance	39.3	35.5	36.0
Hair Care	6.3	7.1	6.5
Other	1.0	0.8	1.2
	$191.7	$174.1	$161.3

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended June 30
	2004	2003	2002
	(In millions)
PRODUCT CATEGORY DATA
Operating Income:
Skin Care	$336.3	$273.2	$248.4
Makeup	257.7	206.6	183.1
Fragrance	24.8	32.1	13.4
Hair Care	23.6	14.8	13.7
Other	1.6	(1.0)	0.1
	644.0	525.7	458.7

Reconciliation:
Restructuring and special charges	—	(22.0)	(116.6)
Interest expense, net	(27.1)	(8.1)	(9.8)
Earnings before income taxes, minority interest and discontinued operations	$616.9	$495.6	$332.3

GEOGRAPHIC DATA
Net Sales:
The Americas	$3,148.8	$2,931.8	$2,846.0
Europe, the Middle East & Africa	1,870.2	1,506.4	1,261.1
Asia/Pacific	771.4	657.8	610.6
	5,790.4	5,096.0	4,717.7
Restructuring	—	—	(6.2)
	$5,790.4	$5,096.0	$4,711.5

Operating Income:
The Americas	$319.2	$255.3	$222.8
Europe, the Middle East & Africa	274.4	227.7	179.9
Asia/Pacific	50.4	42.7	56.0
	644.0	525.7	458.7
Restructuring and special charges	—	(22.0)	(116.6)
	$644.0	$503.7	$342.1

	June 30
	2004	2003	2002
	(In millions)
Total Assets:
The Americas	$2,319.3	$2,272.7	$2,467.1
Europe, the Middle East & Africa	1,107.1	831.1	703.3
Asia/Pacific	281.7	246.1	246.1
	$3,708.1	$3,349.9	$3,416.5

Long-Lived Assets (property, plant and equipment):
The Americas	$443.9	$446.2	$458.4
Europe, the Middle East & Africa	170.7	132.2	99.6
Asia/Pacific	32.4	29.3	22.7
	$647.0	$607.7	$580.7

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – UNAUDITED QUARTERLY FINANCIAL DATA

The following summarizes the unaudited quarterly operating results of the Company for the years ended June 30, 2004 and 2003:

	Quarter Ended
	September 30	December 31	March 31	June 30	Total Year
	(In millions, except per share data)

Fiscal 2004
Net sales	$1,346.6	$1,619.1	$1,421.6	$1,403.1	$5,790.4
Gross profit	982.5	1,206.4	1,063.0	1,062.2	4,314.1
Operating income	129.7	219.0	169.6	125.7	644.0
Net earnings from continuing operations	77.7	126.3	100.1	71.3	375.4
Net earnings	77.0	95.7	98.3	71.1	342.1

Net earnings per common share from continuing operations:
Basic	.34	.55	.44	.31	1.65
Diluted	.34	.54	.43	.31	1.62

Net earnings per common share:
Basic	.34	.42	.43	.31	1.50
Diluted	.33	.41	.42	.31	1.48

Fiscal 2003
Net sales	$1,235.8	$1,407.4	$1,233.5	$1,219.3	$5,096.0
Gross profit	881.4	1,038.5	919.7	932.0	3,771.6
Operating income	115.6	171.2	129.3	87.6	503.7
Net earnings from continuing operations	74.0	110.2	85.0	56.4	325.6
Net earnings	73.4	109.6	83.8	53.0	319.8

Net earnings per common share from continuing operations:
Basic	.29	.45	.34	.22	1.30
Diluted	.29	.44	.34	.22	1.29

Net earnings per common share:
Basic	.29	.45	.34	.21	1.27
Diluted	.28	.44	.33	.20	1.26

NOTE 20 – UNAUDITED SUBSEQUENT EVENT

On August 24, 2004, the Company’s Compensation Committee of the Board of Directors approved the conversion of $16.1 million in share units into a cash equivalent amount to be placed in a deferred compensation account.  This conversion will be reflected in the Company’s first quarter of fiscal 2005 and does not affect the classification of these share units as of June 30, 2004.

Pursuant to the Company’s authorized share repurchase program, subsequent to June 30, 2004 and through August 31, 2004, the Company purchased an additional 1.3 million shares of Class A Common Stock for $54.9 million bringing the cumulative total of acquired shares to 18.0 million under this program.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Estée Lauder Companies Inc.:

Under date of August 6, 2004, we reported on the consolidated balance sheets of The Estée Lauder Companies Inc. and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended June 30, 2004, as contained in the annual report on Form 10-K for the fiscal year 2004.  Our report refers to a change in accounting for goodwill and intangible assets in fiscal 2002 and a change in accounting for certain financial instruments with characteristics of both liabilities and equity in fiscal 2004.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule (Schedule II – Valuation and Qualifying Accounts).  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York
August 6, 2004

S-1

THE ESTÉE LAUDER COMPANIES INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended June 30, 2004

(In millions)

COL. A	COL. B	COL. C		COL. D		COL. E
		Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	Deductions		Balance at End of Period

Reserves deducted in the balance sheet from the assets to which they apply:

Allowance for doubtful accounts:

Year ended June 30, 2004	$31.8	$23.9	—	$25.6	(a)	$30.1

Year ended June 30, 2003	$30.6	$31.5	—	$30.3	(a)	$31.8

Year ended June 30, 2002	$26.8	$28.6	—	$24.8	(a)	$30.6

Accrued restructuring and special charges:

Year ended June 30, 2004 (b)	$46.5	$—	—	$13.8		$32.7

Year ended June 30, 2003 (b)	$61.2	$22.0	—	$36.7		$46.5

Year ended June 30, 2002 (b)	$35.2	$62.3	—	$36.3		$61.2

(a)          Includes amounts written-off, net of recoveries.

(b)         Included in other accrued liabilities.

S-2

THE ESTÉE LAUDER COMPANIES INC.

INDEX TO EXHIBITS

Exhibit Number		Description
3.	1	Restated Certificate of Incorporation, dated November 16, 1995 (filed as Exhibit 3.1 to our Annual Report on Form 10-K for the year ended June 30, 2003 (the “FY 2003 10-K”)).*

3.	2	Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999).*

3.	3

Certificate of Designations for the Series A Cumulative Redeemable Preferred Stock (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 (the “FY 2004 Q2 10-Q”)).*

3.	4	Amended and Restated By-laws (filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999).*

4.	1

Indenture, dated as of November 5, 1999, between the Company and State Street Bank and Trust Company, N.A. (filed as Exhibit 4 to Amendment No. 1 to our Registration Statement on Form S-3 (No. 333-85947) on November 5, 1999).*

4.	2

Officers’ Certificate, dated January 10, 2002, defining certain terms of the 6% Senior Notes due 2012 (filed as Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 (the “FY 2002 Q2 10-Q”)).*

4.	3	Global Note for the 6% Senior Notes due 2012 (filed as Exhibit 4.3 to the FY 2002 Q2 10-Q).*

4.	4	Officers’ Certificate, dated September 29, 2003, defining certain terms of the 5.75% Senior Notes due 2033 (filed as Exhibit 4.2 to our current report on Form 8-K dated September 29, 2003).*

4.	5	Global Note for 5.75% Senior Notes due 2033 (filed as Exhibit 4.3 to our current report on Form 8-K dated September 29, 2003).*

10.	1	Stockholders’ Agreement, dated November 22, 1995 (filed as Exhibit 10.1 to our FY 2003 10-K).*

10.	1a	Amendment No. 1 to Stockholders’ Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).*

10.	1b	Amendment No. 2 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1996).*

10.	1c	Amendment No. 3 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (the “FY 1997 Q3 10-Q”)).*

10.	1d	Amendment No. 4 to Stockholders’ Agreement (filed as Exhibit 10.1d to our Annual Report on Form 10-K for the year ended June 30, 2000 (the “FY 2000 10-K”)).*

10.	1e	Amendment No. 5 to Stockholders’ Agreement (filed as Exhibit 10.1e to our Annual Report on Form 10-K for the year ended June 30, 2002 (the “FY 2002 10-K”)).*

10.	2	Registration Rights Agreement, dated November 22, 1995 (filed as Exhibit 10.2 to the FY 2003 10-K).*

10.	2a	First Amendment to Registration Rights Agreement (filed as Exhibit 10.3 to our Annual Report on Form 10-K for the fiscal year ended June 30, 1996).*

10.	2b	Second Amendment to Registration Rights Agreement (filed as Exhibit 10.1 to the FY 1997 Q3 10-Q).*

10.	2c	Third Amendment to Registration Rights Agreement (filed as Exhibit 10.2c to our Annual Report on Form 10-K for the year ended June 30, 2001 (the “FY 2001 10-K”)).*

10.	2d	Fourth Amendment to Registration Rights Agreement (filed as Exhibit 10.1 to the FY 2004 Q2 10-Q).*

10.	3	Fiscal 1996 Share Incentive Plan (filed as Exhibit 10.3 to the FY 2003 10-K).* †

10.	3a	Form of Stock Option Agreement for 1995 and 1996 grants under Fiscal 1996 Share Incentive Plan. †

10.	3b	Form of Stock Option Agreement for 1997 and 1998 grants under Fiscal 1996 Share Incentive Plan. †

10.	4	Fiscal 1999 Share Incentive Plan (filed as Exhibit 4(c) to our Registration Statement on Form S-8 (No. 333-66851) on November 5, 1998).* †

10.	4a	Form of Stock Option Agreement under Fiscal 1999 Share Incentive Plan. †

10.	5	The Estee Lauder Companies Retirement Growth Account Plan (filed as Exhibit 10.5 to the FY 2003 10-K).* †

10.	6	The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended June 30, 1999).* †

10.	7	Executive Annual Incentive Plan (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1998).* †

10.	8	Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to the FY 2001 10-K).* †

10.	8a	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8a to the FY 2002 10-K).* †

10.	8b	Option Agreement, dated November 16, 1995, with Leonard A. Lauder (Exhibit B to Mr. Lauder’s 1995 employment agreement) (filed as Exhibit 10.8b to the FY 2003 10-K).* †

10.	9	Employment Agreement with Ronald S. Lauder (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).* †

10.	9a	Amendment to Employment Agreement with Ronald S. Lauder (filed as Exhibit 10.9a to the FY 2002 10-K).* †

10.	9b	Option Agreement, dated November 16, 1995, with Ronald S. Lauder (Exhibit B to Mr. Lauder’s 1995 employment agreement) (filed as Exhibit 10.9b to the FY 2003 10-K).* †

10.	10	Employment Agreement with Fred H. Langhammer (filed as Exhibit 10.10 to the FY 2000 10-K).* †

10.	10a	Amendment to Employment Agreement with Fred H. Langhammer (filed as Exhibit 10.10a to the FY 2001 10-K).* †

10.	10b	Amendment to Employment Agreement with Fred H. Langhammer (filed as Exhibit 10.10b to the FY 2002 10-K).* †

10.	10c	Share unit and Option Agreement with Fred H. Langhammer (filed as Exhibit 10.10c to the FY 2003 10-K).* †

10.	10d	Consulting Agreement with Fred H. Langhammer.†

10.	11	Employment Agreement with Daniel J. Brestle (filed as Exhibit 10.11 to the FY 2001 10-K).* †

10.	11a	Amendment to Employment Agreement with Daniel J. Brestle (filed as Exhibit 10.11a to the FY 2002 10-K).* †

10.	11b	Option Agreement, dated November 16, 1995, with Daniel J. Brestle (Schedule A to Mr. Brestle’s 1995 employment agreement) (filed as Exhibit 10.11b to the FY 2003 10-K).* †

10.	12	Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).* †

10.	13	Employment Agreement with Patrick Bousquet-Chavanne (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).* †

10.	13a	Amendment to Employment Agreement with Patrick Bousquet-Chavanne (filed as Exhibit 10.13a to the FY 2002 10-K).* †

10.	14	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (filed as Exhibit 10.14 to the FY 2001 10-K).* †

10.	15	Form of Deferred Compensation Agreement (stock-based) with Outside Directors (filed as Exhibit 10.15 to the FY 2001 10-K).* †

10.	16	Non-Employee Director Share Incentive Plan (filed as Exhibit 4(d) to our Registration Statement on Form S-8 (No. 333-49606) filed on November 9, 2000).* †

10.	16a	Form of Stock Option Agreement for Annual Stock Option Grants under Non-Employee Director Share Incentive Plan. †

10.	16b	Form of Stock Option Agreement for Elective Stock Option Grants under Non-Employee Director Share Incentive Plan. †

10.	17	Fiscal 2002 Share Incentive Plan (filed as Exhibit 4(d) to our Registration Statement on Form S-8 (No. 333-72684) on November 1, 2001).* †

10.	17a	Form of Stock Option Agreement under Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.2 to our Current Report on Form 8-K dated August 24, 2004).*†

10.	18	Employment Agreement with Philip A. Shearer.†

10.	19	Exchange Agreement, dated as of December 19, 2003, among the Corporation and the holders of the $6.50 Cumulative Redeemable Preferred Stock (filed as Exhibit 10.1 to the FY 2004 Q2 10-Q).*

21.	1	List of significant subsidiaries.

23.	1	Consent of KPMG LLP.

24.	1	Power of Attorney.

31.	1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO).

31.	2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO).

32.	1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)

32.	2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

*  Incorporated herein by reference.

†  Exhibit is a management contract or compensatory plan or arrangement.