Form 10-K/A
period 2004-06-30
ESTEE LAUDER COMPANIES INC
filed 2004-11-05
CIK 1001250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-K/A

Amendment No. 1

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

THE ESTÉE LAUDER COMPANIES INC.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2004, solely for the purpose of correcting the format of the certifications filed previously as Exhibits 31.1 and 31.2 with the original Form 10-K.  In addition, in connection with the filing of this amendment, we are including an updated consent letter from our independent registered public accounting firm as an exhibit, and we are furnishing certain other currently dated certifications of our chief executive officer and chief financial officer as exhibits.

The remainder of the information contained in the original Form 10-K is reproduced in this amendment, but this amendment does not reflect events occurring after the filing of the original Form 10-K or, except as indicated above, modify or update the information in the original Form 10-K.

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

4.3	Global Note for the 6% Senior Notes due 2012 (filed as Exhibit 4.3 to the FY 2002 Q2 10-Q).*

4.4	Officers’ Certificate, dated September 29, 2003, defining certain terms of the 5.75% Senior Notes due 2033 (filed as Exhibit 4.2 to our current report on Form 8-K dated September 29, 2003).*

4.5	Global Note for 5.75% Senior Notes due 2033 (filed as Exhibit 4.3 to our current report on Form 8-K dated September 29, 2003).*

10.1	Stockholders’ Agreement, dated November 22, 1995 (filed as Exhibit 10.1 to our FY 2003 10-K).*

10.1a	Amendment No. 1 to Stockholders’ Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).*

10.1b	Amendment No. 2 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1996).*

10.1c	Amendment No. 3 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (the “FY 1997 Q3 10-Q”)).*

10.1d	Amendment No. 4 to Stockholders’ Agreement (filed as Exhibit 10.1d to our Annual Report on Form 10-K for the year ended June 30, 2000 (the “FY 2000 10-K”)).*

10.1e	Amendment No. 5 to Stockholders’ Agreement (filed as Exhibit 10.1e to our Annual Report on Form 10-K for the year ended June 30, 2002 (the “FY 2002 10-K”)).*

10.2	Registration Rights Agreement, dated November 22, 1995 (filed as Exhibit 10.2 to the FY 2003 10-K).*

10.2a	First Amendment to Registration Rights Agreement (filed as Exhibit 10.3 to our Annual Report on Form 10-K for the fiscal year ended June 30, 1996).*

10.2b	Second Amendment to Registration Rights Agreement (filed as Exhibit 10.1 to the FY 1997 Q3 10-Q).*

10.2c	Third Amendment to Registration Rights Agreement (filed as Exhibit 10.2c to our Annual Report on Form 10-K for the year ended June 30, 2001 (the “FY 2001 10-K”)).*

10.2d	Fourth Amendment to Registration Rights Agreement (filed as Exhibit 10.1 to the FY 2004 Q2 10-Q).*

10.3	Fiscal 1996 Share Incentive Plan (filed as Exhibit 10.3 to the FY 2003 10-K).* †

10.3a	Form of Stock Option Agreement for 1995 and 1996 grants under Fiscal 1996 Share Incentive Plan. † +

10.3b	Form of Stock Option Agreement for 1997 and 1998 grants under Fiscal 1996 Share Incentive Plan. † +

10.4	Fiscal 1999 Share Incentive Plan (filed as Exhibit 4(c) to our Registration Statement on Form S-8 (No. 333-66851) on November 5, 1998).* †

10.4a	Form of Stock Option Agreement under Fiscal 1999 Share Incentive Plan. † +

10.5	The Estee Lauder Companies Retirement Growth Account Plan (filed as Exhibit 10.5 to the FY 2003 10-K).* †

10.6	The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended June 30, 1999).* †

10.7	Executive Annual Incentive Plan (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1998).* †

10.8	Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to the FY 2001 10-K).* †

10.8a	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8a to the FY 2002 10-K).* †

10.8b	Option Agreement, dated November 16, 1995, with Leonard A. Lauder (Exhibit B to Mr. Lauder’s 1995 employment agreement) (filed as Exhibit 10.8b to the FY 2003 10-K).* †

10.9	Employment Agreement with Ronald S. Lauder (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).* †

10.9a	Amendment to Employment Agreement with Ronald S. Lauder (filed as Exhibit 10.9a to the FY 2002 10-K).* †

10.9b	Option Agreement, dated November 16, 1995, with Ronald S. Lauder (Exhibit B to Mr. Lauder’s 1995 employment agreement) (filed as Exhibit 10.9b to the FY 2003 10-K).* †

10.10	Employment Agreement with Fred H. Langhammer (filed as Exhibit 10.10 to the FY 2000 10-K).* †

10.10a	Amendment to Employment Agreement with Fred H. Langhammer (filed as Exhibit 10.10a to the FY 2001 10-K).* †

10.10b	Amendment to Employment Agreement with Fred H. Langhammer (filed as Exhibit 10.10b to the FY 2002 10-K).* †

10.10c	Share unit and Option Agreement with Fred H. Langhammer (filed as Exhibit 10.10c to the FY 2003 10-K).* †

10.10d	Consulting Agreement with Fred H. Langhammer. † +

10.11	Employment Agreement with Daniel J. Brestle (filed as Exhibit 10.11 to the FY 2001 10-K).* †

10.11a	Amendment to Employment Agreement with Daniel J. Brestle (filed as Exhibit 10.11a to the FY 2002 10-K).* †

10.11b	Option Agreement, dated November 16, 1995, with Daniel J. Brestle (Schedule A to Mr. Brestle’s 1995 employment agreement) (filed as Exhibit 10.11b to the FY 2003 10-K).* †

10.12	Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).* †

10.13	Employment Agreement with Patrick Bousquet-Chavanne (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).* †

10.13a	Amendment to Employment Agreement with Patrick Bousquet-Chavanne (filed as Exhibit 10.13a to the FY 2002 10-K).* †

10.14	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (filed as Exhibit 10.14 to the FY 2001 10-K).* †

10.15	Form of Deferred Compensation Agreement (stock-based) with Outside Directors (filed as Exhibit 10.15 to the FY 2001 10-K).* †

10.16	Non-Employee Director Share Incentive Plan (filed as Exhibit 4(d) to our Registration Statement on Form S-8 (No. 333-49606) filed on November 9, 2000).* †

10.16a	Form of Stock Option Agreement for Annual Stock Option Grants under Non-Employee Director Share Incentive Plan. † +

10.16b	Form of Stock Option Agreement for Elective Stock Option Grants under Non-Employee Director Share Incentive Plan. † +

10.17	Fiscal 2002 Share Incentive Plan (filed as Exhibit 4(d) to our Registration Statement on Form S-8 (No. 333-72684) on November 1, 2001).* †

10.17a	Form of Stock Option Agreement under Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.2 to our Current Report on Form 8-K dated August 24, 2004).*†

10.18	Employment Agreement with Philip A. Shearer.† +

10.19	Exchange Agreement, dated as of December 19, 2003, among the Corporation and the holders of the $6.50 Cumulative Redeemable Preferred Stock (filed as Exhibit 10.1 to the FY 2004 Q2 10-Q).*

21.1	List of significant subsidiaries. +

23.1	Consent of KPMG LLP.

24.1	Power of Attorney. +

31.1	Certification pursuant to Rule 13a-14(a) (CEO).

31.2	Certification pursuant to Rule 13a-14(a) (CFO).

32.1	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)

32.2	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

*  Incorporated herein by reference.

†  Exhibit is a management contract or compensatory plan or arrangement.

+  Exhibit previously filed as an exhibit with the original Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

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
Richard W. Kunes
Executive Vice President and Chief Financial Officer
Date: November 5, 2004

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

4.	3	Global Note for the 6% Senior Notes due 2012 (filed as Exhibit 4.3 to the FY 2002 Q2 10-Q).*

4.	4	Officers’ Certificate, dated September 29, 2003, defining certain terms of the 5.75% Senior Notes due 2033 (filed as Exhibit 4.2 to our current report on Form 8-K dated September 29, 2003).*

4.	5	Global Note for 5.75% Senior Notes due 2033 (filed as Exhibit 4.3 to our current report on Form 8-K dated September 29, 2003).*

10.	1	Stockholders’ Agreement, dated November 22, 1995 (filed as Exhibit 10.1 to our FY 2003 10-K).*

10.	1a	Amendment No. 1 to Stockholders’ Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).*

10.	1b	Amendment No. 2 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1996).*

10.	1c	Amendment No. 3 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (the “FY 1997 Q3 10-Q”)).*

10.	1d	Amendment No. 4 to Stockholders’ Agreement (filed as Exhibit 10.1d to our Annual Report on Form 10-K for the year ended June 30, 2000 (the “FY 2000 10-K”)).*

10.	1e	Amendment No. 5 to Stockholders’ Agreement (filed as Exhibit 10.1e to our Annual Report on Form 10-K for the year ended June 30, 2002 (the “FY 2002 10-K”)).*

10.	2	Registration Rights Agreement, dated November 22, 1995 (filed as Exhibit 10.2 to the FY 2003 10-K).*

10.	2a	First Amendment to Registration Rights Agreement (filed as Exhibit 10.3 to our Annual Report on Form 10-K for the fiscal year ended June 30, 1996).*

10.	2b	Second Amendment to Registration Rights Agreement (filed as Exhibit 10.1 to the FY 1997 Q3 10-Q).*

10.	2c	Third Amendment to Registration Rights Agreement (filed as Exhibit 10.2c to our Annual Report on Form 10-K for the year ended June 30, 2001 (the “FY 2001 10-K”)).*

10.	2d	Fourth Amendment to Registration Rights Agreement (filed as Exhibit 10.1 to the FY 2004 Q2 10-Q).*

10.	3	Fiscal 1996 Share Incentive Plan (filed as Exhibit 10.3 to the FY 2003 10-K).* †

10.	3a	Form of Stock Option Agreement for 1995 and 1996 grants under Fiscal 1996 Share Incentive Plan. † +

10.	3b	Form of Stock Option Agreement for 1997 and 1998 grants under Fiscal 1996 Share Incentive Plan. † +

10.	4	Fiscal 1999 Share Incentive Plan (filed as Exhibit 4(c) to our Registration Statement on Form S-8 (No. 333-66851) on November 5, 1998).* †

10.	4a	Form of Stock Option Agreement under Fiscal 1999 Share Incentive Plan. † +

10.	5	The Estee Lauder Companies Retirement Growth Account Plan (filed as Exhibit 10.5 to the FY 2003 10-K).* †

10.	6	The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended June 30, 1999).* †

10.	7	Executive Annual Incentive Plan (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1998).* †

10.	8	Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to the FY 2001 10-K).* †

10.	8a	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8a to the FY 2002 10-K).* †

10.	8b	Option Agreement, dated November 16, 1995, with Leonard A. Lauder (Exhibit B to Mr. Lauder’s 1995 employment agreement) (filed as Exhibit 10.8b to the FY 2003 10-K).* †

10.	9	Employment Agreement with Ronald S. Lauder (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).* †

10.	9a	Amendment to Employment Agreement with Ronald S. Lauder (filed as Exhibit 10.9a to the FY 2002 10-K).* †

10.	9b	Option Agreement, dated November 16, 1995, with Ronald S. Lauder (Exhibit B to Mr. Lauder’s 1995 employment agreement) (filed as Exhibit 10.9b to the FY 2003 10-K).* †

10.	10	Employment Agreement with Fred H. Langhammer (filed as Exhibit 10.10 to the FY 2000 10-K).* †

10.	10a	Amendment to Employment Agreement with Fred H. Langhammer (filed as Exhibit 10.10a to the FY 2001 10-K).* †

10.	10b	Amendment to Employment Agreement with Fred H. Langhammer (filed as Exhibit 10.10b to the FY 2002 10-K).* †

10.	10c	Share unit and Option Agreement with Fred H. Langhammer (filed as Exhibit 10.10c to the FY 2003 10-K).* †

10.	10d	Consulting Agreement with Fred H. Langhammer.† +

10.	11	Employment Agreement with Daniel J. Brestle (filed as Exhibit 10.11 to the FY 2001 10-K).* †

10.	11a	Amendment to Employment Agreement with Daniel J. Brestle (filed as Exhibit 10.11a to the FY 2002 10-K).* †

10.	11b	Option Agreement, dated November 16, 1995, with Daniel J. Brestle (Schedule A to Mr. Brestle’s 1995 employment agreement) (filed as Exhibit 10.11b to the FY 2003 10-K).* †

10.	12	Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).* †

10.	13	Employment Agreement with Patrick Bousquet-Chavanne (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).* †

10.	13a	Amendment to Employment Agreement with Patrick Bousquet-Chavanne (filed as Exhibit 10.13a to the FY 2002 10-K).* †

10.	14	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (filed as Exhibit 10.14 to the FY 2001 10-K).* †

10.	15	Form of Deferred Compensation Agreement (stock-based) with Outside Directors (filed as Exhibit 10.15 to the FY 2001 10-K).* †

10.	16	Non-Employee Director Share Incentive Plan (filed as Exhibit 4(d) to our Registration Statement on Form S-8 (No. 333-49606) filed on November 9, 2000).* †

10.	16a	Form of Stock Option Agreement for Annual Stock Option Grants under Non-Employee Director Share Incentive Plan. † +

10.	16b	Form of Stock Option Agreement for Elective Stock Option Grants under Non-Employee Director Share Incentive Plan. † +

10.	17	Fiscal 2002 Share Incentive Plan (filed as Exhibit 4(d) to our Registration Statement on Form S-8 (No. 333-72684) on November 1, 2001).* †

10.	17a	Form of Stock Option Agreement under Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.2 to our Current Report on Form 8-K dated August 24, 2004).*†

10.	18	Employment Agreement with Philip A. Shearer.† +

10.	19	Exchange Agreement, dated as of December 19, 2003, among the Corporation and the holders of the $6.50 Cumulative Redeemable Preferred Stock (filed as Exhibit 10.1 to the FY 2004 Q2 10-Q).*

21.	1	List of significant subsidiaries. +

23.	1	Consent of KPMG LLP.

24.	1	Power of Attorney. +

31.	1	Certification pursuant to Rule 13a-14(a) (CEO).

31.	2	Certification pursuant to Rule 13a-14(a) (CFO).

32.	1	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)

32.	2	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

*  Incorporated herein by reference.

†  Exhibit is a management contract or compensatory plan or arrangement.

+  Exhibit previously filed as an exhibit with the original Annual Report on Form 10-K for the fiscal year ended June 30, 2004.