Form 10-Q
period 2004-09-30
ESTEE LAUDER COMPANIES INC
filed 2004-11-09
CIK 1001250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004
                             ----------------------

                                    FORM 10-Q



X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
- Act of 1934

  For the quarterly period ended September 30, 2004

                                       OR

  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
- Act of 1934

  For the transition period from           to

  Commission file number: 1-14064

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

At November 5, 2004, 134,146,588 shares of the registrant's Class A Common Stock, $.01 par value, and 91,612,901 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding.

                         THE ESTEE LAUDER COMPANIES INC.

                                      Index
                                                                            Page
Part I. Financial Information                                               ----

Item 1. Financial Statements................................................  2
         Consolidated Statements of Earnings --
              Three Months Ended September 30, 2004 and 2003................  2

         Consolidated Balance Sheets --
              September 30, 2004 and June 30, 2004..........................  3

         Consolidated Statements of Cash Flows --
              Three Months Ended September 30, 2004 and 2003................  4

         Notes to Consolidated Financial Statements.........................  5

Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations................. 11


Item 3. Quantitative and Qualitative Disclosures About Market Risk.......... 20

Item 4. Controls and Procedures............................................. 20

Part II. Other Information.................................................. 21

Item 1. Legal Proceedings................................................... 21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......... 22

Item 6. Exhibits............................................................ 22

Signatures.................................................................. 23

                         THE ESTEE LAUDER COMPANIES INC.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                            September 30
                                                                                     -------------------------
                                                                                        2004            2003
                                                                                        ----            ----
                                                                               (In millions, except per share data)


Net Sales.................................................................           $ 1,504.1       $ 1,346.6
Cost of sales.............................................................               411.3           364.1
                                                                                     ---------       ---------

Gross Profit..............................................................             1,092.8           982.5
                                                                                     ---------       ---------
Operating expenses:
   Selling, general and administrative....................................               937.5           848.5
   Related party royalties................................................                  -              4.3
                                                                                     ---------       ---------
                                                                                         937.5           852.8
                                                                                     ---------       ---------

Operating Income..........................................................               155.3           129.7

Interest expense, net.....................................................                 4.1             7.7
                                                                                     ---------       ---------
Earnings before Income Taxes, Minority Interest and
 Discontinued Operations..................................................               151.2           122.0

Provision for income taxes................................................                56.0            44.1
Minority interest, net of tax.............................................                (0.2)           (0.2)
                                                                                     ---------       ---------
Net Earnings from Continuing Operations ..................................                95.0            77.7

Discontinued operations, net of tax.......................................                  -             (0.7)
                                                                                     ---------       ---------
Net Earnings..............................................................           $    95.0       $    77.0
                                                                                     =========       =========

Basic net earnings per common share:
   Net earnings from continuing operations................................           $     .42       $     .34
   Discontinued operations, net of tax....................................                  -             (.00)
                                                                                     ---------       ---------
   Net earnings...........................................................           $     .42       $     .34
                                                                                     =========       =========

Diluted net earnings per common share:
   Net earnings from continuing operations................................           $     .41       $     .34
   Discontinued operations, net of tax....................................                  -             (.01)
                                                                                     ---------       ---------
   Net earnings ..........................................................           $     .41       $     .33
                                                                                     =========       =========

Weighted average common shares outstanding:
     Basic................................................................               227.1           228.1
     Diluted..............................................................               231.2           230.6

                                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                             September 30           June 30
                                                                                                 2004                2004
                                                                                                 ----                ----

                                                                                              (Unaudited)
                                                                                                      (In millions)
                                     ASSETS
Current Assets
Cash and cash equivalents...............................................................       $  387.1            $  611.6
Accounts receivable, net................................................................          902.2               664.9
Inventory and promotional merchandise, net..............................................          712.8               653.5
Prepaid expenses and other current assets...............................................          265.7               269.2
                                                                                               --------            --------
     Total current assets...............................................................        2,267.8             2,199.2
                                                                                               --------            --------

Property, Plant and Equipment, net......................................................          641.2               647.0
                                                                                               --------            --------

Other Assets
Investments, at cost or market value....................................................           12.2                12.6
Goodwill, net ..........................................................................          681.2               672.3
Other intangible assets, net............................................................           71.4                71.9
Other assets, net.......................................................................          100.5               105.1
                                                                                               --------            --------
     Total other assets.................................................................          865.3               861.9
                                                                                               --------            --------
              Total assets..............................................................       $3,774.3            $3,708.1
                                                                                               ========            ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term debt.........................................................................       $   77.5            $   73.8
Accounts payable........................................................................          260.7               267.3
Accrued income taxes....................................................................          114.8               109.4
Other accrued liabilities...............................................................          912.3               871.5
                                                                                               --------            --------
     Total current liabilities..........................................................        1,365.3             1,322.0
                                                                                               --------            --------

Noncurrent Liabilities
Long-term debt..........................................................................          472.6               461.5
Other noncurrent liabilities............................................................          187.7               175.6
                                                                                               --------            --------
     Total noncurrent liabilities.......................................................          660.3               637.1
                                                                                               --------            --------

Minority Interest.......................................................................           12.3                15.5
                                                                                               --------            --------

Stockholders' Equity
Common stock, $.01 par value; 650,000,000 shares Class A authorized; shares issued: 152,588,449 at September 30, 2004 and 150,969,807 at June 30, 2004;
   240,000,000 shares Class B authorized; shares issued and outstanding:
   91,612,901 at September 30, 2004 and 93,012,901 at June 30, 2004.....................            2.4                 2.4
Paid-in capital.........................................................................          371.6               382.3
Retained earnings.......................................................................        1,982.2             1,887.2
Accumulated other comprehensive income..................................................           17.4                10.5
                                                                                               --------            --------
                                                                                                2,373.6             2,282.4
Less: Treasury stock, at cost; 18,481,360 Class A shares at September 30, 2004
   and 16,455,660 Class A shares at June 30, 2004.......................................         (637.2)             (548.9)
                                                                                               --------            --------
     Total stockholders' equity.........................................................        1,736.4             1,733.5
                                                                                               --------            --------
              Total liabilities and stockholders' equity................................       $3,774.3            $3,708.1
                                                                                               ========            ========

                                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                       Three Months Ended
                                                                                                          September 30
                                                                                                     ----------------------
                                                                                                       2004          2003
                                                                                                       ----          ----
                                                                                                          (In millions)

Cash Flows from Operating Activities
   Net earnings...............................................................................       $   95.0      $   77.0
   Adjustments to reconcile net earnings to net cash flows used for operating activities:
       Depreciation and amortization..........................................................           46.9          45.1
       Deferred income taxes..................................................................           11.3            -
       Minority interest......................................................................            0.2           0.2
       Non-cash stock compensation............................................................           (1.7)          0.7
       Other non-cash items...................................................................            0.2           0.2
   Changes in operating assets and liabilities:
       Increase in accounts receivable, net...................................................         (228.1)       (214.2)
       Increase in inventory and promotional merchandise, net.................................          (52.8)        (34.5)
       Increase in other assets, net..........................................................           (0.2)        (17.0)
       Increase (decrease) in accounts payable................................................          (11.2)         15.1
       Increase in accrued income taxes.......................................................            7.6          12.0
       Increase in other accrued liabilities..................................................           26.5          62.1
       Increase in other noncurrent liabilities...............................................            5.1           6.4
                                                                                                     --------      --------
         Net cash flows used for operating activities.........................................         (101.2)        (46.9)
                                                                                                     --------      --------

Cash Flows from Investing Activities
   Capital expenditures.......................................................................          (35.5)        (42.2)
   Acquisition of businesses, net of cash acquired............................................           (4.3)         (3.1)
   Purchases of long-term investments.........................................................           (0.3)         (0.1)
                                                                                                     --------      --------
         Net cash flows used for investing activities.........................................          (40.1)        (45.4)
                                                                                                     --------      --------

Cash Flows from Financing Activities
   Increase in short-term debt, net...........................................................            2.7           1.0
   Proceeds from the issuance of long-term debt, net..........................................             -          197.3
   Debt issuance costs........................................................................             -           (1.8)
   Proceeds from the net settlement of treasury lock agreements...............................             -           15.0
   Net proceeds from employee stock transactions..............................................            5.0          14.5
   Payments to acquire treasury stock.........................................................          (88.3)        (12.3)
   Distributions made to minority holders.....................................................           (3.0)         (0.4)
                                                                                                     --------      --------
         Net cash flows provided by (used for) financing activities...........................          (83.6)        213.3
                                                                                                     --------      --------

Effect of Exchange Rate Changes on Cash and Cash Equivalents..................................            0.6          (2.4)
                                                                                                     --------      --------
Cash Flows Used for Discontinued Operations...................................................           (0.2)           -
                                                                                                     --------      --------

   Net Increase (Decrease) in Cash and Cash Equivalents.......................................         (224.5)        118.6
   Cash and Cash Equivalents at Beginning of Period...........................................          611.6         364.1
                                                                                                     --------      --------
   Cash and Cash Equivalents at End of Period.................................................       $  387.1      $  482.7
                                                                                                     ========      ========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Interest ..............................................................................       $    4.5      $   12.4
                                                                                                     ========      ========
       Income taxes...........................................................................       $   36.9      $   28.6
                                                                                                     ========      ========
   Non-cash items:
       Tax benefit from exercise of stock options.............................................       $    2.0      $    6.9
                                                                                                     ========      ========
       Liability associated with acquisition of business......................................       $    7.7      $     -
                                                                                                     ========      ========


                                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of The Estee Lauder Companies Inc. and its subsidiaries (collectively, the "Company") as continuing operations, with the exception of the operating results of its reporting unit that sold jane brand products, which have been reflected as discontinued operations for the three-month periods ended September 30, 2004 and 2003. All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals)considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2004.

Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to current period presentation for comparative purposes.

Net Earnings Per Common Share

For the three-month periods ended September 30, 2004 and 2003, net earnings per common share ("basic EPS") is computed by dividing net earnings by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions). Net earnings per common share assuming dilution ("diluted EPS") is computed by reflecting potential dilution from the exercise of stock options.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

                                                                                        Three Months Ended
                                                                                            September 30
                                                                                     -------------------------
                                                                                       2004             2003
                                                                                       ----             ----
                                                                                            (Unaudited)
                                                                                (In millions, except per share data)

Numerator:
Net earnings from continuing operations...............................               $    95.0       $    77.7
Discontinued operations, net of tax...................................                      -             (0.7)
                                                                                     ---------       ---------
Net earnings..........................................................               $    95.0       $    77.0
                                                                                     =========       =========

Denominator:
Weighted average common shares outstanding - Basic....................                   227.1           228.1
Effect of dilutive securities: Stock options..........................                     4.1             2.5
                                                                                     ---------       ---------
Weighted average common shares outstanding - Diluted..................                   231.2           230.6
                                                                                     =========       =========

Basic net earnings per common share:
Net earnings from continuing operations...............................               $     .42       $     .34
Discontinued operations, net of tax...................................                      -             (.00)
                                                                                     ---------       ---------
Net earnings..........................................................               $     .42       $     .34
                                                                                     =========       =========

Diluted net earnings per common share:
Net earnings from continuing operations...............................               $     .41       $     .34
Discontinued operations, net of tax...................................                      -             (.01)
                                                                                     ---------       ---------
Net earnings..........................................................               $     .41       $     .33
                                                                                     =========       =========

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2004 and 2003, outstanding options to purchase 6.7 million and 11.6 million shares, respectively, of Class A Common Stock were not included in the computation of diluted EPS because the exercise prices of those options were greater than the average market price of the common stock and their inclusion would be anti-dilutive. The options were still outstanding at the end of the applicable periods.

Stock-Based Compensation

As of September 30, 2004, the Company had established a number of share incentive programs as discussed in more detail in the Company's Annual Report on Form 10-K for the year ended June 30, 2004. The Company applies the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost has been recognized on options granted to employees. Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," requires that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company's stock option programs had been determined in accordance with the fair value method prescribed therein. The Company adopted the disclosure portion of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," requiring quarterly SFAS No. 123 pro forma disclosure. The pro forma charge for compensation cost related to stock options granted is recognized over the service period. The service period represents the period of time between the date of grant and the date each option becomes exercisable without consideration of acceleration provisions (e.g., retirement, change of control, etc.). The following table illustrates the effect on net earnings per common share as if the fair value method had been applied to all outstanding awards in each period presented.

                                                                                        Three Months Ended
                                                                                            September 30
                                                                                     -------------------------
                                                                                       2004             2003
                                                                                       ----             ----
                                                                                            (Unaudited)
                                                                               (In millions, except per share data)

Net earnings, as reported.............................................               $    95.0       $    77.0
Deduct: Total stock-based employee compensation expense
         determined under fair value method for all awards,
         net of related tax effects...................................                    (6.7)           (8.3)
                                                                                     ---------       ---------
Pro forma net earnings................................................               $    88.3       $    68.7
                                                                                     =========       =========

Earnings per common share:
   Net earnings per common share - Basic, as reported.................               $     .42       $     .34
                                                                                     =========       =========
   Net earnings per common share - Basic, pro forma...................               $     .39       $     .30
                                                                                     =========       =========

   Net earnings per common share - Diluted, as reported...............               $     .41       $     .33
                                                                                     =========       =========
   Net earnings per common share - Diluted, pro forma.................               $     .38       $     .30
                                                                                     =========       =========

On August 27, 2004, stock units in respect of 365,580 shares of Class A Common Stock were converted into a cash equivalent amount of $16.1 million and placed in a deferred compensation account. This conversion was reflected in the accompanying consolidated balance sheet as of September 30, 2004.

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions of $34.0 million and $30.1 million as of September 30, 2004 and June 30, 2004, respectively.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventory and Promotional Merchandise

Inventory and promotional merchandise only includes inventory considered saleable or usable in future periods, and is stated at the lower of cost or fair-market value, with cost being determined on the first-in, first-out method. Cost components include raw materials, componentry, direct labor and overhead (e.g., indirect labor, utilities, depreciation, purchasing, receiving, inspection and warehousing) as well as inbound freight. Promotional merchandise is charged to expense at the time the merchandise is shipped to the Company's customers.

                                                                        September 30       June 30
                                                                           2004              2004
                                                                           ----              ----
                                                                        (Unaudited)
                                                                               (In millions)

         Inventory and promotional merchandise consists of:
           Raw materials.........................................         $  131.4         $  148.1
           Work in process.......................................             37.6             36.5
           Finished goods........................................            395.8            317.7
           Promotional merchandise...............................            148.0            151.2
                                                                          --------         --------
                                                                          $  712.8         $  653.5
                                                                          ========         ========

Property, Plant and Equipment

Property, plant and equipment, including leasehold and other improvements that extend an asset's useful life or productive capabilities, are carried at cost less accumulated depreciation and amortization. For financial statement purposes, depreciation is provided principally on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the lives of the respective leases or the expected useful life of those improvements.

                                                                         September 30      June 30
                                                                            2004             2004
                                                                            ----             ----
                                                                         (Unaudited)
         Asset (Useful Life)                                                    (In millions)
         -------------------


         Land ...................................................         $   13.7         $   13.6
         Buildings and improvements (10 to 40 years).............            163.7            160.9
         Machinery and equipment (3 to 10 years).................            680.1            661.1
         Furniture and fixtures (5 to 10 years)..................            102.0            101.9
         Leasehold improvements..................................            648.0            630.3
                                                                          --------         --------
                                                                           1,607.5          1,567.8
         Less accumulated depreciation and amortization..........            966.3            920.8
                                                                          --------         --------
                                                                          $  641.2         $  647.0
                                                                          ========         ========

Depreciation and amortization of property, plant and equipment was $44.2 million and $41.0 million during the three months ended September 30, 2004 and 2003, respectively. Depreciation and amortization related to our manufacturing process is included in cost of sales and all other depreciation and amortization is included in selling, general and administrative expenses in the accompanying consolidated statements of earnings.

Pension and Postretirement Benefit Plans

The Company maintains pension plans covering substantially all of its full-time employees for its U.S. operations and a majority of its international operations. The Company also maintains a domestic postretirement benefit plan which provides certain medical and dental benefits to eligible employees. Descriptions of these plans are discussed in the Company's Annual Report on Form 10-K for the year ended June 30, 2004.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic benefit cost for the three months ended September 30, 2004 and 2003 consisted of the following:

                                                                                                             Other than
                                                                     Pension Plans                         Pension Plans
                                                    -----------------------------------------------     --------------------

                                                            U.S.                  International            Postretirement
                                                    ---------------------     ---------------------     --------------------


                                                      2004         2003         2004         2003         2004        2003
                                                    --------     --------     --------     --------     --------    --------
       (Unaudited)
      (In millions)
Service cost, net...............................    $    4.8     $    4.2     $    2.7     $    2.4     $    0.8    $    0.7
Interest cost...................................         5.3          5.0          2.4          1.9          1.0         0.9
Expected return on plan assets..................        (6.0)        (5.2)        (2.7)        (2.3)          -           -
Amortization of:
   Transition (asset) obligation................          -            -            -           0.1           -           -
   Prior service cost...........................         0.1          0.1          0.1          0.1           -           -
   Actuarial loss (gain)........................         1.2          1.6          1.0          0.8           -           -
                                                    --------     --------     --------     --------     --------    --------
Net periodic benefit cost.......................    $    5.4     $    5.7     $    3.5     $    3.0     $    1.8    $    1.6
                                                    ========     ========     ========     ========     ========    ========

The Company previously disclosed in its consolidated financial statements for the fiscal year ended June 30, 2004 that it expected to contribute $25.0 million and $18.0 million to the U.S. and international pension plans, respectively, during the fiscal year ending June 30, 2005. As of September 30, 2004, the expected contribution for U.S. pension plans for the fiscal year ending June 30, 2005 has not materially changed and the expected contributions for the international pension plans are expected to decrease $1.0 million for a total of $17.0 million for the fiscal year ending June 30, 2005.

Management Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The Company's most critical accounting policies relate to revenue recognition, concentration of credit risk, inventory, pension and other postretirement benefit costs, goodwill and other intangible assets, income taxes and derivatives. Descriptions of these policies are discussed in the Company's Annual Report on Form 10-K for the year ended June 30, 2004.

Recently Issued Accounting Standards

On May 19, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP No. 106-2"), in response to a new law regarding prescription drug benefits under Medicare ("Medicare Part D") and a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Currently, SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS No. 106"), requires that changes in relevant law be considered in current measurement of postretirement benefit costs. FSP No. 106-2 is effective for financial statements of companies for the first interim or annual period beginning after June 15, 2004. The Company adopted FSP No. 106-2 in the first quarter of fiscal 2005 and recognized the impact of the new law under Medicare Part D, which did not have a material impact on the Company's results of operations, cash flows or financial condition.

The FASB has not completed deliberations regarding a new accounting standard related to stock-based compensation entitled "Share-Based Payment, an amendment of FASB No. 123 and 95." As currently written, this exposure draft would require stock-based compensation to employees to be recognized as an expense in the financial statements and that such cost be measured according to the fair value of stock options. During the FASB meeting held on October 13, 2004, the FASB decided to defer, for public companies, the effective date of this proposed standard from fiscal years beginning after December 15, 2004, to periods beginning after June 15, 2005. Currently, the Company provides the pro forma disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," on a quarterly basis (see "Note 1 - Stock-Based Compensation").

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

Comprehensive income and its components, net of tax, are as follows:


                                                                                        Three Months Ended
                                                                                            September 30
                                                                                     -------------------------
                                                                                        2004            2003
                                                                                        ----            ----

                                                                                            (Unaudited)
                                                                                           (In millions)

Net earnings..........................................................               $    95.0       $    77.0
                                                                                     ---------       ---------
Other comprehensive income (loss):
     Net unrealized investment gain (loss)............................                    (0.3)             -
     Net derivative instruments gain (loss)...........................                    (1.1)            7.5
     Net minimum pension liability adjustments........................                      -              0.5
     Translation adjustments..........................................                     8.3           (14.9)
                                                                                     ---------       ---------

     Other comprehensive income (loss)................................                     6.9            (6.9)
                                                                                     ---------       ---------

Comprehensive income..................................................               $   101.9       $    70.1
                                                                                     =========       =========


The accumulated net gain (loss) on derivative instruments consists of the following:

                                                                                         Three Months Ended
                                                                                            September 30
                                                                                       ---------------------
                                                                                       2004             2003
                                                                                       ----             ----

                                                                                            (Unaudited)
                                                                                           (In millions)

OCI - derivative instruments, beginning of period.....................               $    10.2       $    (1.5)
                                                                                     ---------       ---------
    Gain (loss) on derivative instruments...............................                  (1.3)           11.2
    Reclassification to earnings of net (gain) loss during the period...                  (0.3)            1.3
    Provision for deferred income taxes.................................                   0.5            (5.0)
                                                                                     ---------       ---------

    Net derivative instruments gain (loss)..............................                  (1.1)            7.5
                                                                                     ---------       ---------

OCI - derivative instruments, end of period.............................             $     9.1       $     6.0
                                                                                     =========       =========


Of the $9.1 million, net of tax, derivative instrument gain recorded in OCI at the end of the current-year period, $9.0 million, net of tax, related to the gain on the settlement of the treasury lock agreements upon issuance of the 5.75% Senior Notes which will be reclassified to earnings as an offset to interest expense over the life of the debt and $0.1 million, net of tax, related to forward and option contracts which the Company will reclassify to earnings during the next nine months.

At the end of the prior-year period, the $6.0 million, net of tax, derivative instrument gain recorded in OCI included $9.2 million, net of tax, related to the gain on the settlement of the treasury lock agreements upon issuance of the 5.75% Senior Notes which will be reclassified to earnings as an offset to interest expense over the life of the debt. This was offset by a $3.2 million loss, net of tax, related to forward and option contracts which the Company reclassified to earnings during the fiscal year ended June 30, 2004.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Acquisition of Business

In July 2004, the Company acquired a majority equity interest in its former distributor in Portugal. The initial payment, paid at closing, was funded by cash provided by operations and did not have a material effect on the Company's results of operations or financial condition. Additionally, the Company incurred $7.7 million of short-term and long-term obligations associated with the acquisition, $2.8 million of which (at the exchange rate at September 30, 2004) was classified as debt at September 30, 2004, payable semi-annually through February 2008 at a variable interest rate.

Note 4 - Segment Data and Related Information

Reportable operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the "Chief Executive") in deciding how to allocate resources and in assessing performance. Although the Company does business in one operating segment, beauty products, management also evaluates performance on a product category basis. Performance is measured based upon net sales and operating income. Operating income represents earnings before income taxes and net interest expense. The accounting policies for the Company's reportable segment are substantially the same as those for the consolidated financial statements, as described in the segment data and related information footnote included in the Company's Annual Report on Form 10-K for the year ended June 30, 2004. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information is produced for the Chief Executive or included herein. There has been no significant variance in the total or long-lived asset value associated with the Company's segment data since June 30, 2004.

                                                                                        Three Months Ended
                                                                                            September 30
                                                                                     ------------------------
                                                                                       2004            2003
                                                                                       ----            ----

                                                                                           (Unaudited)
                                                                                          (In millions)

PRODUCT CATEGORY DATA
   Net Sales:
      Skin Care........................................................              $   524.3      $   462.9
      Makeup...........................................................                  599.5          489.0
      Fragrance........................................................                  311.7          331.1
      Hair Care........................................................                   63.1           54.8
      Other............................................................                    5.5            8.8
                                                                                     ---------      ---------
                                                                                     $ 1,504.1      $ 1,346.6
                                                                                     =========      =========
   Operating Income:
      Skin Care........................................................              $    64.8      $    39.6
      Makeup...........................................................                   64.8           45.5
      Fragrance........................................................                   22.3           39.2
      Hair Care........................................................                    2.8            4.7
      Other............................................................                    0.6            0.7
                                                                                     ---------      ---------
                                                                                         155.3          129.7
      Reconciliation:
         Interest expense, net.........................................                    4.1            7.7
                                                                                     ---------      ---------
      Earnings before income taxes, minority interest and
         discontinued operations.......................................              $   151.2      $   122.0
                                                                                     =========      =========

REGIONAL DATA
   Net Sales:
      The Americas.....................................................              $   888.2      $   851.5
      Europe, the Middle East & Africa.................................                  423.8          327.8
      Asia/Pacific.....................................................                  192.1          167.3
                                                                                     ---------      ---------
                                                                                     $ 1,504.1      $ 1,346.6
                                                                                     =========      =========
   Operating Income:
      The Americas.....................................................              $   107.1      $   119.1
      Europe, the Middle East & Africa.................................                   41.9            7.7
      Asia/Pacific.....................................................                    6.3            2.9
                                                                                     ---------      ---------
                                                                                     $   155.3      $   129.7
                                                                                     =========      =========

                         THE ESTEE LAUDER COMPANIES INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results Of Operations
---------------------

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories which are distributed in over 130 countries and territories. The following is a comparative summary of operating results for the three months ended September 30, 2004 and 2003, and reflects the basis of presentation described in Note 1 to the consolidated financial statements for all periods presented. Sales of products and services that do not meet our definition of skin care, makeup, fragrance or hair care have been included in the "other" category.

                                                                                        Three Months Ended
                                                                                            September 30
                                                                                     -------------------------
                                                                                       2004             2003
                                                                                       ----             ----
                                                                                           (In millions)

Net Sales
   By Region:
      The Americas....................................................               $   888.2       $   851.5
      Europe, the Middle East & Africa................................                   423.8           327.8
      Asia/Pacific....................................................                   192.1           167.3
                                                                                     ---------       ---------
                                                                                     $ 1,504.1       $ 1,346.6
                                                                                     =========       =========

   By Product Category:
      Skin Care.......................................................               $   524.3       $   462.9
      Makeup..........................................................                   599.5           489.0
      Fragrance.......................................................                   311.7           331.1
      Hair Care.......................................................                    63.1            54.8
      Other...........................................................                     5.5             8.8
                                                                                     ---------       ---------
                                                                                     $ 1,504.1       $ 1,346.6
                                                                                     =========       =========

Operating Income
   By Region:
      The Americas....................................................               $   107.1       $   119.1
      Europe, the Middle East & Africa................................                    41.9             7.7
      Asia/Pacific....................................................                     6.3             2.9
                                                                                     ---------       ---------
                                                                                     $   155.3       $   129.7
                                                                                     =========       =========

   By Product Category:
      Skin Care.......................................................               $    64.8       $    39.6
      Makeup..........................................................                    64.8            45.5
      Fragrance.......................................................                    22.3            39.2
      Hair Care.......................................................                     2.8             4.7
      Other...........................................................                     0.6             0.7
                                                                                     ---------       ---------
                                                                                     $   155.3       $   129.7
                                                                                     =========       =========

                         THE ESTEE LAUDER COMPANIES INC.

The following table presents certain consolidated earnings data as a percentage of net sales:

                                                                                          Three Months Ended
                                                                                             September 30
                                                                                       ------------------------
                                                                                         2004            2003
                                                                                         ----            ----

Net sales.............................................................                   100.0%          100.0%
Cost of sales.........................................................                    27.3            27.0
                                                                                         -----           -----
Gross profit..........................................................                    72.7            73.0
                                                                                         -----           -----
Operating expenses ...................................................
   Selling, general and administrative................................                    62.4            63.1
   Related party royalties............................................                      -              0.3
                                                                                         -----           -----
                                                                                          62.4            63.4
                                                                                         -----           -----

Operating income......................................................                    10.3             9.6
Interest expense, net.................................................                     0.3             0.5
                                                                                         -----           -----

Earnings before income taxes, minority interest and discontinued
   operations.........................................................                    10.0             9.1
Provision for income taxes............................................                     3.7             3.3
Minority interest, net of tax.........................................                      -               -
                                                                                         -----           -----
Net earnings from continuing operations...............................                     6.3             5.8
Discontinued operations...............................................                      -             (0.1)
                                                                                         -----           -----
Net earnings..........................................................                     6.3%            5.7%
                                                                                         =====           =====

First Quarter Fiscal 2005 as Compared with First Quarter Fiscal 2004

Net Sales

Net sales increased 12% or $157.5 million to $1,504.1 million primarily reflecting double-digit growth in the makeup, skin care and hair care product categories and growth in all geographic regions, led by Europe, the Middle East & Africa. Fragrance net sales declined primarily due to the soft fragrance business in the United States coupled with a lower volume of shipments related to new product launches in the current period compared with launches from the comparable prior-year period. Excluding the impact of foreign currency translation, net sales increased 9%.

Product Categories
In order to meet the demands of consumers, we continually introduce new products, support new and established products through advertising, sampling and merchandising and phase out existing products that no longer meet the needs of our consumers. The economics of developing, producing and launching these new products influence our sales and operating performance each period.

Skin Care
Net sales of skin care products increased 13% or $61.4 million to $524.3 million. Approximately $24 million of this increase in net sales was related to the introduction of Future Perfect Anti-Wrinkle Radiance Creme SPF 15 and Hydra Complete Multi-Level Moisture Creme by Estee Lauder and to the introduction of certain BeautyBank brands. Strong sales of the Repairwear line of products by Clinique, The Concentrate by La Mer and the Resilience Lift and Advanced Night Repair lines of products from Estee Lauder accounted for approximately $16 million of the increase. Partially offsetting these increases was a decrease of approximately $14 million in total net sales of Idealist Micro-D Deep Thermal Refinisher, which was a new product launch in the prior-year period, Perfectionist Correcting Serum for Lines/Wrinkles and the LightSource line of products by Estee Lauder and All About Eyes by Clinique. Excluding the impact of foreign currency translation, skin care net sales increased 9%.

                         THE ESTEE LAUDER COMPANIES INC.

Makeup
Makeup net sales increased 23% or $110.5 million to $599.5 million, partially due to strong net sales of our makeup artist lines, which accounted for approximately $45 million of the increase. Approximately $41 million of the increase in net sales was attributable to the recent launch of Superbalanced Compact Makeup SPF 20, Cream Shaper for Lips and the Colour Surge Lip Lacquer line of products from Clinique, Lash XL Maximum Length Mascara by Estee Lauder and the current period inclusion of net sales from certain BeautyBank brands. Also contributing to net sales growth were strong sales of Perfectly Real Makeup and Colour Surge Lipstick products from Clinique and Electric Intense LipCreme by Estee Lauder of approximately $13 million. Partially offsetting these increases was a decrease of approximately $21 million of net sales of the Glosswear line of products and Clarifying Powder Makeup by Clinique and Pure Color Lip Vinyl and Pure Color Eye Shadow products by Estee Lauder. Excluding the impact of foreign currency translation, makeup net sales increased 20%.

Fragrance
Net sales of fragrance products decreased 6% or $19.4 million to $311.7 million. Net sales for this product category decreased mainly due to the soft fragrance business in the United States as well as difficult comparisons with the volume of product launches in the prior-year period. Net sales reflected a decrease of approximately $41 million of Clinique Simply, Estee Lauder Beyond Paradise and Aramis Life, which were launched in the prior-year period, and Tommy Girl and Tommy Jeans from Tommy Hilfiger. Partially offsetting these decreases were the launches of True Star from Tommy Hilfiger and Lauder Beyond Paradise Men from Estee Lauder and initial shipments of DKNY Be Delicious, for a total of approximately $31 million. Included in these results was an improvement in our travel retail business. Excluding the impact of foreign currency translation, fragrance net sales decreased 9%.

Hair Care
Hair care net sales increased 15% to $63.1 million. This $8.3 million increase was due to sales growth from Aveda and Bumble and bumble products. Aveda net sales increased as a result of sales of new professional color products and the introduction of Air Control and Pure Abundance hair care products. We also benefited from the success of our Aveda Lifestyle Salon and Spa in Japan as well as the opening of new salons in Japan, Korea and Taiwan. Excluding the impact of foreign currency translation, hair care net sales increased 14%.

The introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

Geographic Regions
Net sales in the Americas increased 4% or $36.7 million to $888.2 million. This increase was primarily due to our makeup artist brands in North America, the initial shipments of BeautyBank products and higher net sales in Canada for a total of approximately $48 million. This increase was partially offset by a decrease in our fragrance business of approximately $30 million.

In Europe, the Middle East & Africa, net sales increased 29% or $96.0 million to $423.8 million primarily reflecting higher net sales from our travel retail business, the United Kingdom, Spain, Switzerland, Italy and South Africa of approximately $63 million, collectively. In continental Europe, the increase reflects more normalized levels following a difficult prior-year period when we experienced adverse weather conditions, lower sales orders due to a change in fiscal year of one key customer and the renegotiation of certain trading terms with another. We also benefited from the effect of favorable foreign currency exchange rates to the U.S. dollar. Excluding the impact of foreign currency translation, net sales in Europe, the Middle East & Africa increased 20%.

Net sales in Asia/Pacific increased 15% or $24.8 million to $192.1 million. This increase reflected higher net sales of approximately $19 million in China, Japan, Australia and Hong Kong. Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 10%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

Cost of Sales

Cost of sales as a percentage of total net sales increased to 27.3% from 27.0% reflecting changes in exchange rates of approximately 10 basis points and the net change in our mix of business relative to different growth rates within our geographic regions and product categories, which are a function of the net sales fluctuations discussed above, of approximately 20 basis points. Net changes in production and supply chain efforts and costs related to promotional activities did not materially offset the increase in our cost of sales margin.

                         THE ESTEE LAUDER COMPANIES INC.

During the current-year period, the unusually high increases in oil prices did not have a material impact on our cost of raw materials and componentry. However, sustained oil price increases could result in higher costs. Based on current oil prices and the composition of our raw materials and componentry, we believe this will not have a material adverse effect on our cost of sales margin in the near future.

Since certain promotional activities are a component of sales or cost of sales and the timing and level of promotions vary with our promotional calendar, we have experienced, and expect to continue to experience, fluctuations in the cost of sales percentage. In addition, future cost of sales mix may be impacted by the inclusion of new brands which have margin and product cost structures different from those of our existing brands.

Operating Expenses

Operating expenses decreased to 62.4% of net sales as compared with 63.4% of net sales in the prior year. Our planned shift of spending closer to the holiday season benefited our current-period results. Coupled with higher net sales growth and our ongoing cost containment efforts to maintain expenses in line with our business needs, they collectively contributed approximately 70 basis points to the decrease. We also realized a benefit of approximately 30 basis points from the elimination of royalty payments made to Mrs. Estee Lauder. We will continue to realize a benefit from the elimination of these royalty payments through the remainder of fiscal 2005.

Changes in advertising, sampling and merchandising spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

Operating Results

Based on the growth of net sales, increase in our cost of sales margin and improvement in our operating expense margin as previously discussed, operating income increased 20% or $25.6 million to $155.3 million as compared with the prior-year period. Operating margins were 10.3% of net sales in the current period as compared with 9.6% in the prior-year period.

Product Categories
Operating income increased 64% or $25.2 million in skin care and 42% or $19.3 million in makeup reflecting overall sales growth and new product launches. Operating results decreased 43% or $16.9 million in fragrance primarily from the net sales decrease, reflecting the continued softness in this product category in the Americas region. Hair care operating results decreased 40% or $1.9 million reflecting an increase in operating expenses related to the growth in our business in the United States.

Geographic Regions
Operating income in the Americas decreased 10% or $12.0 million to $107.1 million. The current-period decrease reflects a difficult comparison to the prior year due to the relative size of the major product launches in that period as compared with the current period. Advertising, sampling and merchandising related to existing products and certain current-period launches contributed approximately $8 million to the decline in operating income. These spending activities increased as a percentage of net sales by approximately 90 basis points from the prior-year period. In addition, we expect to continue to invest in these types of spending behind both new and existing products in our fiscal 2005 second quarter.

In Europe, the Middle East & Africa, operating income increased $34.2 million to $41.9 million primarily due to improved results from our travel retail business, the United Kingdom, Italy, South Africa and Spain of approximately $21 million, partially offset by lower results in France of approximately $2 million. These results also reflect more normalized levels following a difficult prior-year period when we experienced adverse weather conditions in continental Europe, lower sales orders due to a change in fiscal year of one key customer and the renegotiation of certain trading terms with another.

In Asia/Pacific, operating income increased $3.4 million to $6.3 million. This increase reflects improved results in Hong Kong and Australia of approximately $2 million, partially offset by a decrease in operating income of approximately $1 million in Japan and in China, where we continue to invest in new brand expansion and business opportunities.

                         THE ESTEE LAUDER COMPANIES INC.

Interest Expense, Net

Net interest expense was $4.1 million as compared with $7.7 million in the prior-year period. The decrease in net interest expense was due primarily to a $5.7 million decrease in preferred stock dividends as a result of the redemption of $291.6 million aggregate principal amount of 2015 Preferred Stock on June 10, 2004. This improvement was partially offset by an increase in interest expense as a result of higher debt balances and, to a lesser extent, higher interest rates.

Provision for Income Taxes

The provision for income taxes represents Federal, foreign, state and local income taxes. The effective rate for income taxes for the three months ended September 30, 2004 was 37.0% as compared with 36.1% in the prior-year period. These rates differ from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. The increase in the effective income tax rate was attributable to the anticipated full-year mix of global earnings of approximately 240 basis points, partially offset by the reduction in the amount of nondeductible preferred stock dividends of approximately 150 basis points.

The American Jobs Creation Act of 2004 was enacted in October 2004. It contains significant changes to the U.S. Internal Revenue Code. At this time, we are currently evaluating the new legislation's impact on our effective tax rate in future periods.

Discontinued Operations

In February 2004, we sold the assets and operations of our reporting unit that sold jane brand products. The consolidated statement of earnings information for the prior-year period has been restated for comparative purposes, including the restatement of the makeup product category and the Americas region data.

Financial Condition
-------------------

Liquidity and Capital Resources

Our principal sources of funds historically have been cash flows from operations and borrowings under our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks in the United States and abroad. At September 30, 2004, we had cash and cash equivalents of $387.1 million compared with $611.6 million at June 30, 2004.

At September 30, 2004, our outstanding borrowings of $550.1 million included:
(i) $246.1 million of 6% Senior Notes due January 2012 consisting of $250.0 million principal, unamortized debt discount of $0.8 million and a $3.1 million adjustment to reflect the fair value of an outstanding interest rate swap; (ii) $197.3 million of 5.75% Senior Notes due October 2033 consisting of $200.0 million principal and unamortized debt discount of $2.7 million; (iii) $68.4 million of Cumulative Redeemable Preferred Stock, which shares have a mandatory redemption date of June 30, 2015; (iv) a 3.0 billion Japanese yen term loan (approximately $27.3 million at the exchange rate at September 30, 2004), which is due in March 2006; (v) a 2.3 million Euro note (approximately $2.8 million at the exchange rate at September 30, 2004) payable semi-annually through February 2008 at a variable interest rate; and (vi) $8.2 million of other short-term borrowings.

We have a $750.0 million commercial paper program under which we may issue commercial paper in the United States. Our commercial paper is currently rated A-1 by Standard & Poor's and P-1 by Moody's. Our long-term credit ratings are A+ with a stable outlook by Standard & Poor's and A1 with a stable outlook by Moody's. At September 30, 2004, we had no commercial paper outstanding. We also have an effective shelf registration statement covering the potential issuance of up to an additional $300.0 million in debt securities. As of September 30, 2004, we had an unused $400.0 million revolving credit facility, expiring on June 28, 2006, and $139.5 million in additional uncommitted credit facilities, of which $8.1 million was used.

Our business is seasonal in nature and, accordingly, our working capital needs vary. From time to time, we may enter into investing and financing transactions that require additional funding. To the extent that these needs exceed cash from operations, we could, subject to market conditions, issue commercial paper, issue long-term debt securities or borrow under the revolving credit facility.

Total debt as a percent of total capitalization was 24% at September 30, 2004 and June 30, 2004.

                         THE ESTEE LAUDER COMPANIES INC.

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

Cash Flows
Net cash used for operating activities was $101.2 million during the three months ended September 30, 2004 as compared with $46.9 million in the prior-year period. The increase in cash flows used primarily reflects changes in other accrued liabilities, accounts payable and inventory. Selling, advertising and merchandising accruals increased at a slower rate during the current-year period relative to the prior-year period due to the planned timing of spending behind existing products and new launches. The current-year period net decrease in accounts payable reflects the timing of domestic cash payments. The increase in inventory levels reflects a seasonal increase prior to the holiday season, a shift from a certain international distributor to an affiliate arrangement and the addition of our BeautyBank brands.

Net cash used for investing activities was $40.1 million during the three months ended September 30, 2004 compared with $45.4 million in the prior-year period. For both periods the use of cash primarily reflects capital expenditures, which were higher during the prior-year period.

Net cash used for financing activities was $83.6 million during the three months ended September 30, 2004 compared to net cash provided by financing activities of $213.3 million in the prior-year period. During the current period, the use of cash primarily reflects the acquisition of treasury stock. In the prior-year period, the source of cash was primarily related to the transactions associated with the issuance of long-term debt, which was partially reduced by the acquisition of treasury stock.

Dividends
Total dividends declared for the three months ended September 30, 2004 and 2003 represented dividends on the 2015 Preferred Stock of $0.2 million and $5.9 million, respectively. These dividends have been characterized as interest expense in the accompanying consolidated statements of earnings for the three months ended September 30, 2004 and 2003.

On November 3, 2004, the Board of Directors declared an annual dividend of $.40 per share on our Class A and Class B Common Stock, payable on December 28, 2004 to stockholders of record at the close of business on December 10, 2004.

Share Repurchase Program
We are authorized by the Board of Directors to repurchase up to 28.0 million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. As of September 30, 2004, the cumulative total of acquired shares pursuant to the authorization was 18.7 million, reducing the remaining authorized share repurchase balance to
9.3 million. During the first three months of fiscal 2005, we purchased approximately 2.0 million shares for $88.3 million as outlined in the following table:

                                                                               Total Number of       Maximum Number
                                                                           Shares Purchased as   of Shares that May
                                   Total Number of      Average Price         Part of Publicly      Yet Be Purchased
                        Period    Shares Purchased      Paid Per Share     Announced Program(1)    Under the Program
                        ------    ----------------      --------------     --------------------    -----------------
                     July 2004                   -                   -                        -           11,327,900
                   August 2004           1,275,700              $43.03                1,275,700           10,052,200
                September 2004             750,000               44.61                  750,000            9,302,200
                                         ---------                                    ---------
                  Year-to-date           2,025,700               43.62                2,025,700
                                         =========                                    =========


(1) The publicly announced repurchase program was last increased by 10.0 million shares on May 11, 2004. The initial program covering the repurchase of 8.0 million shares was announced in September 1998 and increased by 10.0 million shares on October 30, 2002.

Commitments and Contingencies
There have been no significant changes to our commitments and contingencies as discussed in our Annual Report on Form 10-K for the year ended June 30, 2004.

                         THE ESTEE LAUDER COMPANIES INC.

Contractual Obligations
There have been no significant changes to our contractual obligations as discussed in our Annual Report on Form 10-K for the year ended June 30, 2004.

Business Acquisitions
In July 2004, we acquired a majority equity interest in our former distributor in Portugal. The initial payment, paid at closing, was funded by cash provided by operations and did not have a material effect on our results of operations or financial condition. Additionally, we incurred $7.7 million of short-term and long-term obligations associated with the acquisition, $2.8 million of which (at the exchange rate at September 30, 2004) was classified as debt at September 30, 2004, payable semi-annually through February 2008 at a variable interest rate.

Derivative Financial Instruments and Hedging Activities
There have been no significant changes to our derivative financial instruments and hedging activities as discussed in our Annual Report on Form 10-K for the year ended June 30, 2004.

Foreign Exchange Risk Management
We enter into forward exchange contracts to hedge anticipated transactions as well as receivables and payables denominated in foreign currencies for periods consistent with our identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on our costs and on the cash flows that we receive from foreign subsidiaries. Almost all foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions rated as strong investment grade by a major rating agency. We also enter into foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. The forward exchange contracts have been designated as cash-flow hedges. As of September 30, 2004, these cash-flow hedges were highly effective, in all material respects.

As a matter of policy, we only enter into contracts with counterparties that have at least an "A" (or equivalent) credit rating. The counterparties to these contracts are major financial institutions. We do not have significant exposure to any one counterparty. Our exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss under these hedging contracts is remote and in any event would not be material to the consolidated financial results. The contracts have varying maturities through the end of June 2005. Costs associated with entering into such contracts have not been material to our consolidated financial results. We do not utilize derivative financial instruments for trading or speculative purposes. At September 30, 2004, we had foreign currency contracts in the form of forward exchange contracts and option contracts in the amount of $539.1 million and $68.1 million, respectively. The foreign currencies included in forward exchange contracts (notional value stated in U.S. dollars) are principally the Euro ($124.9 million), Swiss franc ($109.3 million), British pound ($56.1 million), Japanese yen ($55.8 million), Canadian dollar ($46.8 million), and Australian dollar ($29.6 million). The foreign currencies included in the option contracts (notional value stated in U.S. dollars) are principally the Euro ($30.9 million), British pound ($18.2 million) and Swiss franc ($10.9 million).

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

We have an interest rate swap agreement with a notional amount of $250.0 million to effectively convert fixed interest on the existing $250.0 million 6% Senior Notes to variable interest rates based on LIBOR. We designated the swap as a fair-value hedge. As of September 30, 2004, the fair-value hedge was highly effective, in all material respects.

Market Risk
Using the value-at-risk model, as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004, our average value-at-risk, calculated for the most recent twelve months, is $8.9 million related to our foreign exchange contracts. As of September 30, 2004, our average value-at-risk related to our interest rate contracts for the twelve month period for which these contracts were outstanding was $14.6 million. There have been no significant changes in market risk since June 30, 2004 that would have a material effect on our calculated value-at-risk exposure, as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

Off-Balance Sheet Arrangements
We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

                         THE ESTEE LAUDER COMPANIES INC.

Critical Accounting Policies

As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. Our most critical accounting policies relate to revenue recognition, concentration of credit risk, inventory, pension and other postretirement benefit costs, goodwill and other intangible assets, income taxes and derivatives. Since June 30, 2004, there have been no changes in our critical accounting policies and no significant changes to the assumptions and estimates related to them.

Recently Issued Accounting Standards

On May 19, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP No. 106-2"), in response to a new law regarding prescription drug benefits under Medicare ("Medicare Part D") and a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Currently, Statement of Financial Accounting Standard No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS No. 106"), requires that changes in relevant law be considered in current measurement of postretirement benefit costs. FSP No. 106-2 is effective for financial statements of companies for the first interim or annual period beginning after June 15, 2004. We adopted FSP No. 106-2 in the first quarter of fiscal 2005 and recognized the impact of the new law under Medicare Part D, which did not have a material impact on our results of operations, cash flows or financial condition.

The FASB has not completed deliberations regarding a new accounting standard related to stock-based compensation entitled "Share-Based Payment, an amendment of FASB No. 123 and 95." As currently written, this exposure draft would require stock-based compensation to employees to be recognized as an expense in the financial statements and that such cost be measured according to the fair value of stock options. During the FASB meeting held on October 13, 2004, the FASB decided to defer, for public companies, the effective date of this proposed standard from fiscal years beginning after December 15, 2004, to periods beginning after June 15, 2005. Currently, we provide the pro forma disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," on a quarterly basis (see "Item 1. Financial Statements:
Note 1 - Stock-Based Compensation").

                         THE ESTEE LAUDER COMPANIES INC.

Forward-Looking Information

We and our representatives from time to time make written or oral forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission, in our press releases and in our reports to stockholders. The words and phrases "will likely result," "expect," "believe," "planned," "may," "could," "anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, our expectations regarding sales, earnings or other future financial performance and liquidity, product introductions, entry into new geographic regions, information systems initiatives, new methods of sale and future operations or operating results. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, actual results may differ materially from our expectations. Factors that could cause actual results to differ from expectations include, without limitation:

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

  (8) changes in global or local economic conditions that could affect consumer purchasing, the willingness of consumers to travel, the financial strength of our customers or suppliers, the cost and availability of capital, which we may need for new equipment, facilities or acquisitions, the cost and availability of raw materials and the assumptions underlying our critical accounting estimates;

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

Item 4. Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2004 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In July 2003, we entered into a settlement agreement with the plaintiffs, the other Manufacturer Defendants (as defined below) and the Department Store Defendants (as defined below) in a consolidated class action lawsuit that had been pending in the Superior Court of the State of California in Marin County since 1998. In connection with the settlement, the case has been refiled in the United States District Court for the Northern District of California on behalf of a nationwide class of consumers of prestige cosmetics in the United States. The settlement requires Court approval, which is still pending, and, if approved by the Court, will result in the plaintiffs' claims being dismissed, with prejudice, in their entirety in both the Federal and California actions. There has been no finding or admission of any wrongdoing by the Company in this lawsuit. We entered into the settlement agreement solely to avoid protracted and costly litigation. In connection with the settlement agreement, the defendants, including the Company, will provide consumers with certain free products and pay the plaintiffs' attorneys' fees. To meet its obligations under the settlement, the Company took a special pre-tax charge of $22.0 million, or $13.5 million after tax, equal to $.06 per diluted common share in the fourth quarter of fiscal 2003. At September 30, 2004, the remaining accrual balance was $21.0 million. The charge did not have a material adverse effect on the Company's consolidated financial condition. In the Federal action, the plaintiffs, purporting to represent a class of all U.S. residents who purchased prestige cosmetics products at retail for personal use from eight department stores groups that sold such products in the United States (the "Department Store Defendants"), alleged that the Department Store Defendants, the Company and eight other manufacturers of cosmetics (the "Manufacturer Defendants") conspired to fix and maintain retail prices and to limit the supply of prestige cosmetics products sold by the Department Store Defendants in violation of state and Federal laws. The plaintiffs sought, among other things, treble damages, equitable relief, attorneys' fees, interest and costs.

In 1998, the Office of the Attorney General of the State of New York (the "State") notified the Company and ten other entities that they are potentially responsible parties ("PRPs") with respect to the Blydenburgh landfill in Islip, New York. Each PRP may be jointly and severally liable for the costs of investigation and cleanup, which the State estimates to be $16 million for all the PRPs. In 2001, the State sued other PRPs (including Hickey's Carting, Inc., Dennis C. Hickey and Maria Hickey, collectively the "Hickey Parties"), in the U.S. District Court for the Eastern District of New York to recover such costs in connection with the site, and in September 2002, the Hickey Parties brought contribution actions against the Company and other Blydenburgh PRPs. These contribution actions seek to recover, among other things, any damages for which the Hickey Parties are found liable in the State's lawsuit against them, and related costs and expenses, including attorneys' fees. In June 2004, the State added the Company and other PRPs as defendants in its pending case against the Hickey Parties. The Company and certain other PRPs have engaged in settlement discussions which to date have been unsuccessful. The Company has accrued an amount which it believes would be necessary to resolve its share of this matter. If settlement discussions are not successful, then the Company intends to vigorously defend the pending claims. While no assurance can be given as to the ultimate outcome, management believes that the resolution of the Blydenburgh matters will not have a material adverse effect on the Company's consolidated financial condition.

In 1998, the State notified the Company and fifteen other entities that they are PRPs with respect to the Huntington/East Northport landfill. The cleanup costs are estimated at $20 million for all PRPs. No litigation has commenced. The Company and other PRPs are in discussions with the State regarding possible settlement of the matter. The Company has accrued an amount which it believes would be necessary to resolve its share of this matter. While no assurance can be given as to the ultimate outcome, management believes that the resolution of the matter will not have a material adverse effect on the Company's consolidated financial condition.

In January 2004, the Portuguese Tax Administration issued a report alleging that our subsidiary had income subject to tax in Portugal for the three fiscal years ended June 30, 2002. Our subsidiary has been operating in the Madeira Free Trade Zone since 1989 under license from the Madeira Development Corporation and, in accordance with such license and the laws of Portugal, the Company believes that its income is not subject to Portuguese income tax. The subsidiary has filed an appeal of the finding to the Portuguese Secretary of State for Fiscal Matters. As of November 8, 2004, no formal tax assessment has been made. While no assurance can be given as to the ultimate outcome, management believes that the resolution of the matter will not have a material adverse effect on the Company's consolidated financial condition.

                         THE ESTEE LAUDER COMPANIES INC.

                           PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The information required by this item is set forth in Part I Item 2 of this Quarterly Report on Form 10-Q under the caption "Liquidity and Capital Resources
- Share Repurchase Program" and is incorporated herein by reference.

Item 6. Exhibits.

  Exhibit
  Number                                Description
  ------                                -----------

   10.1 Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on September 23, 2004).*+

   10.2 Employment Agreement with Philip Shearer (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on September 23, 2004).*+

   31.1   Certification pursuant to Rule 13a-14(a)(CEO).

   31.2   Certification pursuant to Rule 13a-14(a)(CFO).

   32.1 Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
          (CEO). (furnished)

   32.2 Certification pursuant to Rule 13a-14(b) 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
          (CFO). (furnished)

---------------------

* Incorporated herein by reference.
+ Exhibit is a management contract or compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         THE ESTEE LAUDER COMPANIES INC.



Date:  November 9, 2004                  By:     /s/RICHARD W. KUNES
                                                ------------------------
                                                   Richard W. Kunes
                                               Executive Vice President
                                             and Chief Financial Officer
                                              (Principal Financial and
                                                 Accounting Officer)

                         THE ESTEE LAUDER COMPANIES INC.

                                INDEX TO EXHIBITS


  Exhibit
  Number                                Description
  ------                                -----------

   10.1 Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on September 23, 2004).*+

   10.2 Employment Agreement with Philip Shearer (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on September 23, 2004).*+

   31.1   Certification pursuant to Rule 13a-14(a)(CEO).

   31.2   Certification pursuant to Rule 13a-14(a)(CFO).

   32.1 Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
          (CEO). (furnished)

   32.2 Certification pursuant to Rule 13a-14(b) 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
          (CFO). (furnished)

---------------------

* Incorporated herein by reference.
+ Exhibit is a management contract or compensatory plan or arrangement.