Form 10-Q
period 2004-12-31
ESTEE LAUDER COMPANIES INC
filed 2005-01-27
CIK 1001250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004
                             ----------------------

                                    FORM 10-Q


       (Mark One)
              X   Quarterly Report Pursuant to Section 13 or 15(d) of the
              -
                  Securities Exchange Act of 1934

                  For the quarterly period ended December 31, 2004

                                       OR

              _ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from     to

                  Commission file number: 1-14064

                         The Estee Lauder Companies Inc.
             (Exact name of registrant as specified in its charter)


                  Delaware                                11-2408943
       (State or other jurisdiction of         (IRS Employer Identification No.)
        incorporation or organization)


       767 Fifth Avenue, New York, New York                  10153
      (Address of principal executive offices)             (Zip Code)


         Registrant's telephone number, including area code 212-572-4200



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              -      -

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
                                                -     -
At January 25, 2005, 134,194,796 shares of the registrant's Class A Common Stock, $.01 par value, and 91,112,901 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding.

                         THE ESTEE LAUDER COMPANIES INC.

                                      Index
                                                                            Page
                                                                            ----
Part I. Financial Information

Item 1. Financial Statements..................................................2

         Consolidated Statements of Earnings --
              Three and Six Months Ended December 31, 2004 and 2003...........2

         Consolidated Balance Sheets --
              December 31, 2004 and June 30, 2004.............................3

         Consolidated Statements of Cash Flows --
              Six Months Ended December 31, 2004 and 2003.....................4

         Notes to Consolidated Financial Statements...........................5

Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations..................12

Item 3. Quantitative and Qualitative Disclosures About Market Risk...........25

Item 4. Controls and Procedures..............................................25

Part II. Other Information

Item 1. Legal Proceedings....................................................26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..........27

Item 4. Submission of Matters to a Vote of Security Holders..................27

Item 6. Exhibits.............................................................27

Signatures    ...............................................................28

                         THE ESTEE LAUDER COMPANIES INC.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                                          Three Months Ended           Six Months Ended
                                                                              December 31                December 31
                                                                          --------------------       ---------------------
                                                                            2004        2003            2004        2003
                                                                            ----        ----            ----        ----

                                                                                  (In millions, except per share data)

Net Sales........................................................         $ 1,750.3  $ 1,619.1      $ 3,254.4    $ 2,965.7
Cost of sales....................................................             448.0      412.7          859.3        776.8
                                                                          ---------  ---------      ---------    ---------

Gross Profit.....................................................           1,302.3    1,206.4        2,395.1      2,188.9
                                                                          ---------  ---------      ---------    ---------
Operating expenses:
   Selling, general and administrative...........................           1,071.8      980.3        2,009.3      1,828.8
   Related party royalties.......................................              -           7.1            -           11.4
                                                                          ---------  ---------      ---------    ---------
                                                                            1,071.8      987.4        2,009.3      1,840.2
                                                                          ---------  ---------      ---------    ---------
Operating Income.................................................             230.5      219.0          385.8        348.7

Interest expense, net............................................               3.3        7.2            7.4         14.9
                                                                          ---------  ---------      ---------    ---------
Earnings before Income Taxes, Minority Interest
 and Discontinued Operations.....................................             227.2      211.8          378.4        333.8

Provision for income taxes.......................................              85.5       80.7          141.5        124.8
Minority interest, net of tax....................................              (3.4)      (4.8)          (3.6)        (5.0)
                                                                          ---------  ---------      ---------    ---------
Net Earnings from Continuing Operations..........................             138.3      126.3          233.3        204.0

Discontinued operations, net of tax..............................              -         (30.6)          -           (31.3)
                                                                          ---------  ---------      ---------    ---------
Net Earnings ....................................................         $   138.3  $    95.7      $   233.3    $   172.7
                                                                          =========  =========      =========    =========

Basic net earnings per common share:
     Net earnings from continuing operations.....................         $     .61  $     .55      $    1.03    $     .89
     Discontinued operations, net of tax.........................              -          (.13)          -            (.13)
                                                                          ---------  ---------      ---------    ---------
     Net earnings................................................         $     .61  $     .42      $    1.03    $     .76
                                                                          =========  =========      =========    =========

Diluted net earnings per common share:
     Net earnings from continuing operations.....................         $     .60  $     .54      $    1.01    $     .88
     Discontinued operations, net of tax.........................              -          (.13)          -            (.13)
                                                                          ---------  ---------      ---------    ---------
     Net earnings................................................         $     .60  $     .41      $    1.01    $     .75
                                                                          =========  =========      =========    =========

Weighted average common shares outstanding:
     Basic.......................................................             225.6      228.6          226.4        228.3
     Diluted.....................................................             229.2      231.6          230.2        231.1

Cash dividends declared per common share.........................         $     .40  $     .30      $     .40    $     .30



                      See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                             December 31            June 30
                                                                                                 2004                2004
                                                                                                 ----                ----
                                                                                              (Unaudited)
                                                                                                      (In millions)
                                    ASSETS

Current Assets
Cash and cash equivalents...............................................................       $  577.9            $  611.6
Accounts receivable, net................................................................          844.4               664.9
Inventory and promotional merchandise, net..............................................          699.1               653.5
Prepaid expenses and other current assets...............................................          283.1               269.2
                                                                                               --------            --------
     Total current assets...............................................................        2,404.5             2,199.2
                                                                                               --------            --------
Property, Plant and Equipment, net......................................................          683.1               647.0
                                                                                               --------            --------
Other Assets
Investments, at cost or market value....................................................           12.9                12.6
Goodwill, net ..........................................................................          684.2               672.3
Other intangible assets, net............................................................           73.1                71.9
Other assets, net.......................................................................           97.0               105.1
                                                                                               --------            --------
     Total other assets.................................................................          867.2               861.9
                                                                                               --------            --------
              Total assets..............................................................       $3,954.8            $3,708.1
                                                                                               ========            ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Short-term debt.........................................................................       $   80.4            $   73.8
Accounts payable........................................................................          293.6               267.3
Accrued income taxes....................................................................          127.9               109.4
Other accrued liabilities...............................................................          963.7               871.5
                                                                                               --------            --------
     Total current liabilities..........................................................        1,465.6             1,322.0
                                                                                               --------            --------
Noncurrent Liabilities
Long-term debt..........................................................................          472.8               461.5
Other noncurrent liabilities............................................................          198.4               175.6
                                                                                               --------            --------
     Total noncurrent liabilities.......................................................          671.2               637.1
                                                                                               --------            --------
Minority Interest.......................................................................           16.7                15.5
                                                                                               --------            --------
Stockholders' Equity
Common stock, $.01 par value; 650,000,000 shares Class A authorized; shares issued: 154,858,139 at December 31, 2004 and 150,969,807 at June 30, 2004;
   240,000,000 shares Class B authorized; shares issued and outstanding:
   91,112,901 at December 31, 2004 and 93,012,901 at June 30, 2004......................            2.5                 2.4
Paid-in capital.........................................................................          424.9               382.3
Retained earnings.......................................................................        2,030.4             1,887.2
Accumulated other comprehensive income..................................................           80.1                10.5
                                                                                               --------            --------
                                                                                                2,537.9             2,282.4
Less: Treasury stock, at cost; 20,703,660 Class A shares at December 31, 2004
   and 16,455,660 Class A shares at June 30, 2004.......................................         (736.6)             (548.9)
                                                                                               --------            --------
     Total stockholders' equity.........................................................        1,801.3             1,733.5
                                                                                               --------            --------
              Total liabilities and stockholders' equity................................       $3,954.8            $3,708.1
                                                                                               ========            ========

                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                       Six Months Ended
                                                                                                          December 31
                                                                                                    -----------------------
                                                                                                       2004          2003
                                                                                                       ----          ----
                                                                                                          (In millions)

Cash Flows from Operating Activities
   Net earnings...............................................................................      $  233.3      $  172.7
   Adjustments to reconcile net earnings to net cash flows provided by operating activities from continuing operations:
       Depreciation and amortization..........................................................          94.5          91.8
       Deferred income taxes..................................................................          22.1          (0.3)
       Minority interest, net of tax..........................................................           3.6           5.0
       Non-cash stock compensation............................................................          (1.3)          3.1
       Discontinued operations, net of tax....................................................           -            31.3
       Other non-cash items...................................................................           0.5           0.4
   Changes in operating assets and liabilities:
       Increase in accounts receivable, net...................................................        (128.6)       (103.5)
       (Increase) decrease in inventory and promotional merchandise, net......................         (15.1)         38.8
       Increase in other assets, net..........................................................          (6.4)        (16.2)
       Increase (decrease) in accounts payable................................................           9.3          (6.4)
       Increase in accrued income taxes.......................................................          34.3          18.5
       Increase in other accrued liabilities..................................................          47.4         126.2
       Increase in other noncurrent liabilities...............................................           4.8          20.8
                                                                                                    --------      --------
         Net cash flows provided by operating activities of continuing operations.............         298.4         382.2
                                                                                                    --------      --------
Cash Flows from Investing Activities
   Capital expenditures.......................................................................        (103.8)        (87.7)
   Acquisition of businesses, net of cash acquired............................................          (4.6)         (3.7)
   Purchases of long-term investments.........................................................          (0.3)         (0.1)
                                                                                                    --------      --------
         Net cash flows used for investing activities of continuing operations................        (108.7)        (91.5)
                                                                                                    --------      --------
Cash Flows from Financing Activities
   Increase (decrease) in short-term debt, net................................................           5.6          (2.1)
   Proceeds from the issuance of long-term debt, net..........................................           -           195.5
   Proceeds from the net settlement of treasury rate lock agreements..........................           -            15.0
   Repayments of long-term debt...............................................................           -            (2.0)
   Net proceeds from employee stock transactions..............................................          41.7          23.8
   Payments to acquire treasury stock.........................................................        (187.7)        (19.6)
   Dividends paid to stockholders.............................................................         (90.1)          -
   Distributions made to minority holders.....................................................          (3.0)         (2.8)
                                                                                                    --------      --------
         Net cash flows provided by (used for) financing activities of continuing operations..        (233.5)        207.8
                                                                                                    --------      --------
Effect of Exchange Rate Changes on Cash and Cash Equivalents..................................          10.5           6.9
                                                                                                    --------      --------
Cash Flows Provided by (Used for) Discontinued Operations.....................................          (0.4)          0.4
                                                                                                    --------      --------
   Net Increase (Decrease) in Cash and Cash Equivalents.......................................         (33.7)        505.8
   Cash and Cash Equivalents at Beginning of Period...........................................         611.6         364.1
                                                                                                    --------      --------
   Cash and Cash Equivalents at End of Period.................................................      $  577.9      $  869.9
                                                                                                    ========      ========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Interest ..............................................................................      $    10.6     $   17.6
                                                                                                    =========     ========
       Income taxes...........................................................................      $    85.1     $   87.7
                                                                                                    =========     ========
   Non-cash items:
       Estimated tax benefit from exercise of stock options...................................      $    18.4     $   10.2
                                                                                                    =========     ========
       Liability associated with acquisition of business......................................      $     7.7     $    -
                                                                                                    =========     ========


                See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of The Estee Lauder Companies Inc. and its subsidiaries (collectively, the "Company") as continuing operations, with the exception of the operating results of its reporting unit that sold jane brand products, which have been reflected as discontinued operations for the three and six-month periods ended December 31, 2003. All significant intercompany balances and transactions have been eliminated.

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


Net Earnings Per Common Share

For the three and six-month periods ended December 31, 2004 and 2003, net earnings per common share ("basic EPS") is computed by dividing net earnings by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions). Net earnings per common share assuming dilution ("diluted EPS") is computed by reflecting potential dilution from the exercise of stock options.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

                                                                           Three Months Ended          Six Months Ended
                                                                              December 31                December 31
                                                                          --------------------       --------------------
                                                                            2004       2003             2004       2003
                                                                            ----       ----             ----       ----
                                                                                            (Unaudited)
                                                                                (In millions, except per share data)

Numerator:
Net earnings from continuing operations...............................    $   138.3  $   126.3       $   233.3  $   204.0
Discontinued operations, net of tax...................................          -        (30.6)            -        (31.3)
                                                                          ---------  ---------       ---------  ---------
Net earnings..........................................................    $   138.3  $    95.7       $   233.3  $   172.7
                                                                          =========  =========       =========  =========

Denominator:
Weighted average common shares outstanding - Basic....................        225.6      228.6           226.4      228.3
Effect of dilutive securities: Stock options..........................          3.6        3.0             3.8        2.8
                                                                          ---------  ---------       ---------  ---------
Weighted average common shares outstanding - Diluted..................        229.2      231.6           230.2      231.1
                                                                          =========  =========       =========  =========

Basic net earnings per common share:
Net earnings from continuing operations...............................    $     .61  $     .55       $    1.03  $     .89
Discontinued operations, net of tax...................................          -         (.13)            -         (.13)
                                                                          ---------  ---------       ---------  ---------
Net earnings..........................................................    $     .61  $     .42       $    1.03  $     .76
                                                                          =========  =========       =========  =========

Diluted net earnings per common share:
Net earnings from continuing operations...............................    $     .60  $     .54       $    1.01  $     .88
Discontinued operations, net of tax...................................          -         (.13)            -         (.13)
                                                                          ---------  ---------       ---------  ---------
Net earnings..........................................................    $     .60  $     .41       $    1.01  $     .75
                                                                          =========  =========       =========  =========

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2004 and 2003, outstanding options to purchase 6.8 million and 11.3 million shares, respectively, of Class A Common Stock were not included in the computation of diluted EPS because the exercise prices of those options were greater than the average market price of the common stock and their inclusion would be anti-dilutive.

Stock-Based Compensation

As of December 31, 2004, the Company had established a number of share incentive programs as discussed in more detail in the Company's Annual Report on Form 10-K for the year ended June 30, 2004. The Company applies the intrinsic value method as outlined in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost has been recognized on options granted to employees. Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") requires that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company's stock option programs had been determined in accordance with the fair value method prescribed therein. The Company adopted the disclosure portion of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," requiring quarterly SFAS No. 123 pro forma disclosure. The pro forma charge for compensation cost related to stock options granted is recognized over the service period. The service period represents the period of time between the date of grant and the date each option becomes exercisable without consideration of acceleration provisions (e.g., retirement, change of control, etc.). The following table illustrates the effect on net earnings per common share as if the fair value method had been applied to all outstanding awards in each period presented.

                                                                           Three Months Ended          Six Months Ended
                                                                              December 31                 December 31
                                                                          --------------------       --------------------
                                                                            2004       2003              2004       2003
                                                                            ----       ----              ----       ----
                                                                                           (Unaudited)
                                                                                (In millions, except per share data)

Net earnings, as reported.............................................    $   138.3  $    95.7       $   233.3  $   172.7
Deduct: Total stock-based employee compensation expense
        determined under fair value method for all awards,
        net of related tax effects...................................          (6.8)      (8.9)          (13.5)     (17.2)
                                                                          ---------  ---------       ---------  ---------
Pro forma net earnings................................................    $   131.5  $    86.8       $   219.8  $   155.5
                                                                          =========  =========       =========  =========

Earnings per common share:
   Net earnings per common share - Basic, as reported.................    $     .61  $     .42       $    1.03  $     .76
                                                                          =========  =========       =========  =========
   Net earnings per common share - Basic, pro forma...................    $     .58  $     .38       $     .97  $     .68
                                                                          =========  =========       =========  =========

   Net earnings per common share - Diluted, as reported...............    $     .60  $     .41       $    1.01  $     .75
                                                                          =========  =========       =========  =========
   Net earnings per common share - Diluted, pro forma.................    $     .57  $     .37       $     .95  $     .67
                                                                          =========  =========       =========  =========


On August 27, 2004, stock units in respect of 365,580 shares of Class A Common Stock were converted into a cash equivalent amount of $16.1 million, which was paid in December 2004.

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions of $35.0 million and $30.1 million as of December 31, 2004 and June 30, 2004, respectively.

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

                                                                         December 31        June 30
                                                                            2004              2004
                                                                            ----              ----
                                                                        (Unaudited)
                                                                               (In millions)

        Inventory and promotional merchandise consists of:
           Raw materials.........................................         $  163.1         $  148.1
           Work in process.......................................             35.6             36.5
           Finished goods........................................            345.2            317.7
           Promotional merchandise...............................            155.2            151.2
                                                                          --------         --------
                                                                          $  699.1         $  653.5
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

                                                                         December 31        June 30
                                                                            2004              2004
                                                                            ----              ----
                                                                         (Unaudited)
         Asset (Useful Life)                                                     (In millions)
         ------------------

         Land ...................................................         $   13.9         $   13.6
         Buildings and improvements (10 to 40 years).............            171.0            160.9
         Machinery and equipment (3 to 10 years).................            728.9            661.1
         Furniture and fixtures (5 to 10 years)..................            108.1            101.9
         Leasehold improvements..................................            683.4            630.3
                                                                          --------         --------
                                                                           1,705.3          1,567.8
         Less accumulated depreciation and amortization..........          1,022.2            920.8
                                                                          --------         --------
                                                                          $  683.1         $  647.0
                                                                          ========         ========

Depreciation and amortization of property, plant and equipment was $44.9 million and $43.5 million during the three months ended December 31, 2004 and 2003, respectively, and $89.1 million and $84.5 million during the six months ended December 31, 2004 and 2003, respectively. Depreciation and amortization related to our manufacturing process is included in cost of sales and all other depreciation and amortization is included in selling, general and administrative expenses in the accompanying consolidated statements of earnings.

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

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic benefit cost for the three months ended December 31, 2004 and 2003 consisted of the following:

                                                                                                                Other than
                                                                     Pension Plans                            Pension Plans
                                                    -------------------------------------------------      -------------------
                                                             U.S.                   International             Postretirement
                                                    -----------------------     ---------------------      -------------------
                                                        2004         2003          2004         2003         2004        2003
                                                      --------     --------      -------      -------      -------     -------
       (Unaudited)
      (In millions)

Service cost, net...............................    $    4.8     $    4.2     $    2.9      $    2.6      $    0.8    $    0.7
Interest cost...................................         5.3          5.0          2.5           2.1           1.0         0.9
Expected return on plan assets..................        (6.0)        (5.2)        (2.8)         (2.5)          -           -
Amortization of:
   Transition asset.............................          -            -            -            0.1           -           -
   Prior service cost...........................         0.1          0.1          0.1           0.1           -           -
   Actuarial loss...............................         1.2          1.6          1.0           0.8           -           -
                                                    --------     --------     --------      --------      --------    --------
Net periodic benefit cost.......................    $    5.4     $    5.7     $    3.7      $    3.2      $    1.8    $    1.6
                                                    ========     ========     ========      ========      ========    ========

The components of net periodic benefit cost for the six months ended December 31, 2004 and 2003 consisted of the following:

                                                                                                                Other than
                                                                     Pension Plans                            Pension Plans
                                                    -------------------------------------------------       ------------------
                                                             U.S.                  International              Postretirement
                                                    -----------------------     ---------------------       ------------------
                                                       2004         2003          2004         2003          2004        2003
                                                     --------     --------      -------      -------       -------     -------
       (Unaudited)
      (In millions)

Service cost, net...............................    $    9.7     $    8.5     $    5.7      $    5.1      $    1.6    $    1.4
Interest cost...................................        10.6         10.0          4.9           4.0           2.0         1.8
Expected return on plan assets..................       (12.0)       (10.3)        (5.5)         (4.8)          -           -
Amortization of:
   Transition asset.............................         -            -            -             0.1           -           -
   Prior service cost...........................         0.2          0.2          0.1           0.2           -           -
   Actuarial loss...............................         2.3          3.1          2.0           1.6           -           -
                                                    --------     --------     --------      --------      --------    --------
Net periodic benefit cost.......................    $   10.8     $   11.5     $    7.2      $    6.2      $    3.6    $    3.2
                                                    ========     ========     ========      ========      ========    ========

The Company previously disclosed in its consolidated financial statements for the fiscal year ended June 30, 2004 that it expected to contribute $25.0 million and $18.0 million to the U.S. and international pension plans, respectively, during the fiscal year ending June 30, 2005. As of December 31, 2004, the expected contribution for U.S. pension plans for the fiscal year ending June 30, 2005 has not materially changed and the expected contributions for the international pension plans are expected to decrease $1.0 million for a total of $17.0 million for the fiscal year ending June 30, 2005.

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

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards

On December 21, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP No. 109-1"), and FASB Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP No. 109-2"). These staff positions provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 ("AJCA") that was signed into law on October 22, 2004. FSP No. 109-1 states that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a "special deduction" instead of a tax rate reduction. FSP No. 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company is investigating the repatriation provision to determine whether it might repatriate extraordinary dividends, as defined in the AJCA, of up to $500 million during fiscal 2005 or fiscal 2006. The Company is currently evaluating all available U.S. Treasury guidance, as well as awaiting anticipated further guidance. The Company expects to complete this evaluation within a reasonable amount of time after additional guidance is published. The Company estimates the potential income tax effect of any such repatriation would be to record a tax liability based on the effective 5.25% rate provided by the AJCA. The actual income tax impact to the Company will become determinable once further technical guidance has been issued.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"). This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the fair value of stock options. SFAS 123(R) will be effective for quarterly periods beginning after June 15, 2005, which is the Company's first quarter of fiscal 2006. While the Company currently provides the pro forma disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," on a quarterly basis (see "Note 1 - Stock-Based Compensation"), it is currently evaluating the impact this statement will have on its consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect that this statement will have on its consolidated financial statements.

On May 19, 2004, the FASB issued FASB Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP No. 106-2"), in response to a new law regarding prescription drug benefits under Medicare ("Medicare Part D") and a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Currently, SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS No. 106"), requires that changes in relevant law be considered in current measurement of postretirement benefit costs. FSP No. 106-2 is effective for financial statements of companies for the first interim or annual period beginning after June 15, 2004. The Company adopted FSP No. 106-2 in the first quarter of fiscal 2005 and recognized the impact of the new law under Medicare Part D, which was not material to the Company's results of operations, cash flows or financial condition.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 -- Comprehensive Income

The components of accumulated other comprehensive income ("OCI") included in the accompanying consolidated balance sheets consist of net unrealized investment gain (loss), net gain or (loss) on derivative instruments designated and qualifying as cash-flow hedging instruments, net minimum pension liability adjustments and cumulative translation adjustments as of the end of each period.

Comprehensive income and its components, net of tax, are as follows:


                                                                           Three Months Ended           Six Months Ended
                                                                              December 31                 December 31
                                                                          --------------------       ----------------------
                                                                            2004       2003             2004        2003
                                                                            ----       ----             ----        ----
                                                                                            (Unaudited)
                                                                                           (In millions)

Net earnings.....................................................         $   138.3  $    95.7       $   233.3    $   172.7
                                                                          ---------  ---------       ---------    ---------
Other comprehensive income (loss):
     Net unrealized investment gain..............................               0.3        -               -            -
     Net derivative instruments gain (loss)......................              (5.6)      (2.2)           (6.7)         5.3
     Net minimum pension liability adjustments...................               -          -               -            0.5
     Translation adjustments.....................................              68.0       52.1            76.3         37.2
                                                                          ---------  ---------       ---------    ---------

     Other comprehensive income..................................              62.7       49.9            69.6         43.0
                                                                          ---------  ---------       ---------    ---------
Comprehensive income.............................................         $   201.0  $   145.6       $   302.9    $   215.7
                                                                          =========  =========       =========    =========


The accumulated net gain (loss) on derivative instruments consists of the following:

                                                                           Three Months Ended           Six Months Ended
                                                                              December 31                 December 31
                                                                          --------------------        ---------------------
                                                                            2004       2003             2004        2003
                                                                            ----       ----             ----        ----
                                                                                            (Unaudited)
                                                                                           (In millions)
OCI - derivative instruments, beginning of period................         $     9.1  $     6.0       $    10.2    $    (1.5)
                                                                          ---------  ---------       ---------    ---------
     Gain (loss) on derivative instruments.......................             (12.5)     (10.7)          (13.8)         0.5
     Reclassification to earnings of net loss during the
     period......................................................               4.0        7.4             3.7          8.7
     Provision for deferred income taxes.........................               2.9        1.1             3.4         (3.9)
                                                                          ---------  ---------       ---------    ---------
     Net derivative instruments gain (loss)......................              (5.6)      (2.2)           (6.7)         5.3
                                                                          ---------  ---------       ---------    ---------
OCI - derivative instruments, end of period......................         $     3.5  $     3.8       $     3.5    $     3.8
                                                                          =========  =========       =========    =========


Of the $3.5 million, net of tax, derivative instrument gain recorded in OCI at the end of the current period, $9.0 million, net of tax, related to the gain on the settlement of the treasury rate lock agreements upon issuance of the 5.75% Senior Notes in September 2003, which will be reclassified to earnings as an offset to interest expense over the life of the debt. This was offset by a $5.5 million loss, net of tax, related to forward and option contracts which the Company will reclassify to earnings during the next six months.

At the end of the prior-year period, the $3.8 million, net of tax, derivative instrument gain recorded in OCI included $9.1 million, net of tax, related to the gain on the settlement of the treasury rate lock agreements upon issuance of the 5.75% Senior Notes, which will be reclassified to earnings as an offset to interest expense over the life of the debt. This was offset by a $5.3 million loss, net of tax, related to forward and option contracts which the Company reclassified to earnings during the fiscal year ended June 30, 2004.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 -- Acquisition of Business

In July 2004, the Company acquired a majority equity interest in its former distributor in Portugal. The initial payment, paid at closing, was funded by cash provided by operations and did not have a material effect on the Company's results of operations or financial condition. Additionally, the Company incurred $8.5 million of short-term and long-term obligations (at the exchange rate at December 31, 2004) associated with the acquisition, $3.1 million of which (at the exchange rate at December 31, 2004) was classified as debt at December 31, 2004, payable semi-annually through February 2008 at a variable interest rate.

Note 4 -- Segment Data and Related Information

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

                                                                           Three Months Ended         Six Months Ended
                                                                              December 31                December 31
                                                                          -------------------        ------------------
                                                                            2004       2003           2004        2003
                                                                            ----       ----           ----        ----
                                                                                           (Unaudited)
                                                                                          (In millions)

SEGMENT DATA
  Net Sales:
      Skin Care........................................................   $   617.4  $   572.1      $ 1,141.7  $ 1,035.0
      Makeup...........................................................       592.4      527.1        1,191.9    1,016.1
      Fragrance........................................................       458.6      446.4          770.3      777.5
      Hair Care........................................................        71.6       63.0          134.7      117.8
      Other............................................................        10.3       10.5           15.8       19.3
                                                                          ---------  ---------      ---------  ---------
                                                                          $ 1,750.3  $ 1,619.1      $ 3,254.4  $ 2,965.7
                                                                          =========  =========      =========  =========
   Operating Income:
      Skin Care........................................................   $   120.9  $   118.2      $   185.7  $   157.8
      Makeup...........................................................        72.4       64.5          137.2      110.0
      Fragrance........................................................        27.2       27.1           49.5       66.3
      Hair Care........................................................         9.3        8.8           12.1       13.5
      Other............................................................         0.7        0.4            1.3        1.1
                                                                          ---------  ---------      ---------  ---------
                                                                              230.5      219.0          385.8      348.7
      Reconciliation:
         Interest expense, net.........................................         3.3        7.2            7.4       14.9
                                                                          ---------  ---------      ---------  ---------
      Earnings before income taxes, minority interest and
         discontinued operations.......................................   $   227.2  $   211.8      $   378.4  $   333.8
                                                                          =========  =========      =========  =========

REGIONAL DATA
   Net Sales:
      The Americas.....................................................   $   877.7  $   804.7      $ 1,765.9  $ 1,656.2
      Europe, the Middle East & Africa.................................       628.9      586.7        1,052.7      914.5
      Asia/Pacific.....................................................       243.7      227.7          435.8      395.0
                                                                          ---------  ---------      ---------  ---------
                                                                          $ 1,750.3  $ 1,619.1      $ 3,254.4  $ 2,965.7
                                                                          =========  =========      =========  =========
   Operating Income:
      The Americas.....................................................   $    83.2  $    59.4      $   190.3  $   178.5
      Europe, the Middle East & Africa.................................       117.4      128.8          159.3      136.5
      Asia/Pacific.....................................................        29.9       30.8           36.2       33.7
                                                                          ---------  ---------      ---------  ---------
                                                                          $   230.5  $   219.0      $   385.8  $   348.7
                                                                          =========  =========      =========  =========

                         THE ESTEE LAUDER COMPANIES INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results Of Operations
---------------------

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories which are distributed in over 130 countries and territories. The following is a comparative summary of operating results for the three and six months ended December 31, 2004 and 2003, and reflects the basis of presentation described in Note 1 to the consolidated financial statements for all periods presented. Sales of products and services that do not meet our definition of skin care, makeup, fragrance or hair care have been included in the "other" category.

                                                                           Three Months Ended          Six Months Ended
                                                                              December 31                December 31
                                                                          --------------------       -------------------
                                                                            2004       2003             2004       2003
                                                                            ----       ----             ----       ----
                                                                                            (In millions)
Net Sales
   By Region:
      The Americas...............................................         $   877.7  $   804.7       $ 1,765.9  $ 1,656.2
      Europe, the Middle East & Africa...........................             628.9      586.7         1,052.7      914.5
      Asia/Pacific...............................................             243.7      227.7           435.8      395.0
                                                                          ---------  ---------       ---------  ---------
                                                                          $ 1,750.3  $ 1,619.1       $ 3,254.4  $ 2,965.7
                                                                          =========  =========       =========  =========

   By Product Category:
      Skin Care..................................................         $   617.4  $   572.1       $ 1,141.7  $ 1,035.0
      Makeup.....................................................             592.4      527.1         1,191.9    1,016.1
      Fragrance..................................................             458.6      446.4           770.3      777.5
      Hair Care..................................................              71.6       63.0           134.7      117.8
      Other......................................................              10.3       10.5            15.8       19.3
                                                                          ---------  ---------       ---------  ---------
                                                                          $ 1,750.3  $ 1,619.1       $ 3,254.4  $ 2,965.7
                                                                          =========  =========       =========  =========

Operating Income
   By Region:
      The Americas...............................................         $    83.2  $    59.4       $   190.3  $   178.5
      Europe, the Middle East & Africa...........................             117.4      128.8           159.3      136.5
      Asia/Pacific...............................................              29.9       30.8            36.2       33.7
                                                                          ---------  ---------       ---------  ---------
                                                                          $   230.5  $   219.0       $   385.8  $   348.7
                                                                          =========  =========       =========  =========

   By Product Category:
      Skin Care..................................................         $   120.9  $   118.2       $   185.7  $   157.8
      Makeup.....................................................              72.4       64.5           137.2      110.0
      Fragrance..................................................              27.2       27.1            49.5       66.3
      Hair Care..................................................               9.3        8.8            12.1       13.5
      Other......................................................               0.7        0.4             1.3        1.1
                                                                          ---------  ---------       ---------  ---------
                                                                          $   230.5  $   219.0       $   385.8  $   348.7
                                                                          =========  =========       =========  =========

                         THE ESTEE LAUDER COMPANIES INC.

The following table presents certain consolidated earnings data as a percentage of net sales:

                                                                           Three Months Ended        Six Months Ended
                                                                              December 31               December 31
                                                                           ------------------        -----------------
                                                                            2004        2003          2004        2003
                                                                            ----        ----          ----        ----

Net sales........................................................          100.0%      100.0%        100.0%      100.0%
Cost of sales....................................................           25.6        25.5          26.4        26.2
                                                                           -----       -----         -----       -----
Gross profit.....................................................           74.4        74.5          73.6        73.8
                                                                           -----       -----         -----       -----
Operating expenses
   Selling, general and administrative...........................           61.2        60.6          61.7        61.6
   Related party royalties.......................................             -          0.4           -           0.4
                                                                           -----       -----         -----       -----
                                                                            61.2        61.0          61.7        62.0
                                                                           -----       -----         -----       -----
Operating income.................................................           13.2        13.5          11.9        11.8
Interest expense, net............................................            0.2         0.4           0.3         0.5
                                                                           -----       -----         -----       -----

Earnings before income taxes, minority interest and discontinued
   operations....................................................           13.0        13.1          11.6        11.3
Provision for income taxes.......................................            4.9         5.0           4.3         4.2
Minority interest, net of tax....................................           (0.2)       (0.2)         (0.1)       (0.2)
                                                                           -----       -----         -----       -----

Net earnings from continuing operations..........................            7.9         7.8           7.2         6.9
Discontinued operations, net of tax..............................             -         (1.9)          -          (1.1)
                                                                           -----       -----         -----       -----
Net earnings.....................................................            7.9%        5.9%          7.2%        5.8%
                                                                           =====       =====         =====       =====


Second Quarter Fiscal 2005 as Compared with Second Quarter Fiscal 2004

Net Sales

Net sales increased 8% or $131.2 million to $1,750.3 million reflecting growth in all major product categories and geographic regions. Product category increases were led by strong domestic sales of makeup and skin care products as a result of certain new and recent product launches. Excluding the impact of foreign currency translation, net sales increased 5%.

Product Categories
In order to meet the demands of consumers, we continually introduce new products, support new and established products through advertising, sampling and merchandising and phase out existing products that no longer meet the needs of our consumers. The economics of developing, producing and launching these new products influence our sales and operating performance each period.

Skin Care
Net sales of skin care products increased 8% or $45.3 million to $617.4 million, led by new and recently launched products. Approximately $22 million of the increase was attributable to Future Perfect Anti-Wrinkle Radiance Creme SPF 15 and Nutritious Vita-Mineral Energy Lotion by Estee Lauder and Superdefense Triple Action Moisturizers SPF 25 by Clinique. Also contributing to sales growth was approximately $14 million of Lifting Face Serum and The Concentrate by La Mer and products in the 3-Step Skin Care System and Advanced Stop Signs Eye Cream SPF 15 by Clinique. Partially offsetting these increases was a decrease of approximately $7 million in sales of Idealist Micro-D Deep Thermal Refinisher and the LightSource line of products by Estee Lauder. Excluding the impact of foreign currency translation, skin care net sales increased 4%.

                         THE ESTEE LAUDER COMPANIES INC.

Makeup
Makeup net sales increased 12% or $65.3 million to $592.4 million, led by strong net sales of our makeup artist lines, which accounted for approximately $39 million of the increase. Our makeup artist lines benefited from new points of distribution both domestically and internationally and the success of recent product launches. In addition, approximately $23 million of the increase in sales was attributable to the recent launches of Superbalanced Compact Makeup SPF 20, certain new and existing Colour Surge products from Clinique, Pure Color Eyeliner from Estee Lauder and the current period inclusion of sales from certain BeautyBank brands. Also contributing to sales growth were Perfectly Real Makeup from Clinique and Electric Intense LipCreme and Lash XL Maximum Length Mascara by Estee Lauder of approximately $17 million, collectively. Partially offsetting these increases was a decrease of approximately $14 million of sales of Ideal Matte Refinishing Makeup SPF 8 and certain Pure Color Lip products by Estee Lauder and High Impact Mascara by Clinique. Excluding the impact of foreign currency translation, makeup net sales increased 10%.

Fragrance
Net sales of fragrance products increased 3% or $12.2 million to $458.6 million, primarily due to the recent launches of True Star from Tommy Hilfiger, DKNY Be Delicious and Lauder Beyond Paradise Men from Estee Lauder of approximately $41 million, collectively. Partially offsetting these increases was a decrease in sales of approximately $28 million of Aramis Life, Tommy Girl from Tommy Hilfiger and the remaining products in the Aramis line. Excluding the impact of foreign currency translation, fragrance net sales decreased 1%.

Hair Care
Hair care net sales increased 14% to $71.6 million. This increase was due to sales growth from Aveda and Bumble and bumble products and services. Aveda sales increased as a result of new professional color products, the recent introduction of Air Control and Pure Abundance hair care products and the recent launch of Aveda's online business. Bumble and bumble benefited from increases in sales from their hair treatment line and new points of distribution. These factors accounted for the majority of the $8.6 million increase. Excluding the impact of foreign currency translation, hair care net sales increased 12%.

The introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

Geographic Regions
Net sales in the Americas increased 9% or $73.0 million to $877.7 million. This increase was due to growth in net sales from our makeup artist brands in North America, certain new and recently launched products from all product categories, higher net sales in Canada and the current-period inclusion of net sales of BeautyBank products.

In Europe, the Middle East & Africa, net sales increased 7% or $42.2 million to $628.9 million, primarily reflecting higher net sales in the United Kingdom, France, Portugal and Germany of approximately $39 million, collectively, where we benefited from the effect of favorable foreign currency exchange rates to the U.S. dollar. Excluding this benefit, we had a difficult comparison to the prior-year quarter in continental Europe. In the prior-year quarter, we experienced a recovery of net sales which had fallen in the first quarter of fiscal 2004 due to adverse weather conditions; lower sales orders resulting from a change in fiscal year of one key customer; and the renegotiation of certain trading terms with another. On a local currency basis, net sales in Europe, the Middle East & Africa decreased slightly.

Net sales in Asia/Pacific increased 7% or $16.0 million to $243.7 million. This increase reflected higher net sales of approximately $17 million in Taiwan, China, Hong Kong and Australia, partially offset by decreases in Japan and Korea of approximately $3 million. Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 4%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

Cost of Sales

Cost of sales as a percentage of total net sales increased to 25.6% as compared with 25.5% in the prior-year quarter. Cost of sales as a percentage of net sales reflected an unfavorable net change in the mix of our business within geographic regions and product categories, as discussed above, of approximately 50 basis points. Partially offsetting these changes were net favorable changes in production and supply chain efforts of approximately 40 basis points, primarily driven by favorable material sourcing.

                         THE ESTEE LAUDER COMPANIES INC.


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

Operating Expenses

Operating expenses increased to 61.2% of net sales as compared with 61.0% of net sales in the prior-year quarter. Collectively, our planned shift of spending closer to the holiday season partially offset by our ongoing cost containment efforts to maintain expenses in line with our business needs increased operating expenses as a percentage of net sales by approximately 60 basis points as compared with the prior-year quarter. Partially offsetting this net increase, we realized a benefit of approximately 40 basis points from the elimination of royalty payments made to Mrs. Estee Lauder. We will continue to realize a period-to-period benefit from the elimination of these royalty payments through the remainder of fiscal 2005.

Changes in advertising, sampling and merchandising spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

Operating Results

Based on the growth of net sales offset by increases in our cost of sales and operating expense margins as previously discussed, operating income increased 5% or $11.5 million to $230.5 million as compared with the prior-year quarter. Operating margins were 13.2% of net sales in the current-year quarter as compared with 13.5% in the prior-year quarter.

Product Categories
Operating income increased 12% or $7.9 million in makeup and 2% or $2.7 million in skin care reflecting net sales growth from certain new and recently launched products. Hair care operating income increased 6% primarily due to improved results internationally, partially offset by an increase in operating expenses related to the growth of our business in the United States. Operating income remained relatively flat in fragrances as a result of the continued softness in this product category, coupled with ongoing development costs for future fragrances and brands, as well as sustained support spending related to existing products.

Geographic Regions
Operating income in the Americas increased 40% or $23.8 million to $83.2 million. This increase reflects strong sales during the holiday season, primarily due to the new and recent launches of certain makeup and skin care products. Profitability in this region in the current-year quarter reflects more normalized levels following a decrease in the prior-year quarter.

In Europe, the Middle East & Africa, operating income decreased 9% or $11.4 million to $117.4 million primarily due to lower results from our travel retail and distributor businesses, and in Italy of approximately $10 million, collectively. In continental Europe, the results reflect a difficult comparison to the prior-year quarter. In the prior-year quarter, we experienced a recovery of net sales which had fallen in the first quarter of fiscal 2004 due to adverse weather conditions; lower sales orders resulting from a change in fiscal year of one key customer; and the renegotiation of certain trading terms with another.

In Asia/Pacific, operating income decreased 3% or $0.9 million to $29.9 million. This decrease reflects lower results from China, where we continue to invest in new brand expansion and business opportunities, and in Korea of approximately $5 million, collectively, partially offset by an increase in operating income of approximately $4 million in Taiwan and Hong Kong, collectively.

                         THE ESTEE LAUDER COMPANIES INC.

Interest Expense, Net

Net interest expense was $3.3 million as compared with $7.2 million in the prior-year period. The decrease in net interest expense was due primarily to a $4.1 million decrease in preferred stock dividends as a result of the redemption of $291.6 million aggregate principal amount of Cumulative Redeemable Preferred Stock due 2015 on June 10, 2004 and the reduction in the dividend rate of the remaining $68.4 million of the 2015 Preferred Stock.

Provision for Income Taxes

The provision for income taxes represents Federal, foreign, state and local income taxes. The effective rate for income taxes for the three months ended December 31, 2004 was 37.6% as compared with 38.1% in the prior-year period. These rates differ from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. The decrease in the effective tax rate was attributable to the reduction in the amount of nondeductible preferred stock dividends of approximately 100 basis points, partially offset by the anticipated full-year mix of global earnings impact of approximately 50 basis points.

The American Jobs Creation Act of 2004 ("AJCA") was enacted in October 2004. It includes a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (the "repatriation provision"), provided certain criteria are met. We are investigating the repatriation provision to determine whether we might repatriate extraordinary dividends, as defined in the AJCA, of up to $500 million during fiscal 2005 or fiscal 2006. We are currently evaluating all available U.S. Treasury guidance, as well as awaiting anticipated further guidance. We expect to complete this evaluation within a reasonable amount of time after additional guidance is published. We estimate the potential income tax effect of any such repatriation would be to record a tax liability based on the effective 5.25% rate provided by the AJCA. The actual income tax impact to us will become determinable once further technical guidance has been issued.

Discontinued Operations

In February 2004, we sold the assets and operations of our reporting unit that sold jane brand products. Prior to the sale of the business, in December 2003, we committed to a plan to sell such assets and operations. At the time such decisions were made, circumstances warranted that we conduct an assessment of the tangible and intangible assets of this business. Based on this assessment, we determined that the carrying amount of these assets as reflected on our consolidated balance sheets exceeded their estimated fair value. Accordingly, we recorded an after-tax charge to discontinued operations of $30.6 million for the three months ended December 31, 2003. The charge represents the impairment of goodwill in the amount of $26.4 million, the reduction in value of other tangible assets held for sale of $1.2 million, net of tax, and the operating loss of $3.0 million, net of tax, for the three month period ended December 31, 2003. Included in the operating loss of the period were additional costs associated with the sale and discontinuation of the business.

Six Months Fiscal 2005 as Compared with Six Months Fiscal 2004

Net Sales

Net sales increased 10% or $288.7 million to $3,254.4 million primarily reflecting growth in the makeup and skin care product categories and growth in all geographic regions, led by Europe, the Middle East & Africa. Fragrance net sales declined primarily due to the soft fragrance business in the United States coupled with a lower volume of shipments related to new product launches in the current period compared with launches from the comparable prior-year period. Excluding the impact of foreign currency translation, net sales increased 7%.

Product Categories
In order to meet the demands of consumers, we continually introduce new products, support new and established products through advertising, sampling and merchandising and phase out existing products that no longer meet the needs of our consumers. The economics of developing, producing and launching these new products influence our sales and operating performance each period.

                         THE ESTEE LAUDER COMPANIES INC.

Skin Care
Net sales of skin care products increased 10% or $106.7 million to $1,141.7 million. Approximately $51 million of this increase in sales was related to the introduction of Future Perfect Anti-Wrinkle Radiance Creme SPF 15 and Nutritious Vita-Mineral Energy Lotion by Estee Lauder, new launches of Superdefense Triple Action Moisturizers SPF 25 and certain Repairwear products by Clinique and to the introduction of certain BeautyBank brands. Strong sales of Lifting Face Serum and The Concentrate by La Mer, Hydra Complete Multi-Level Moisture Creme by Estee Lauder and Advanced Stop Signs Eye Cream SPF 15 by Clinique accounted for approximately $25 million of the increase. Partially offsetting these increases was a decrease of approximately $17 million in sales of Idealist Micro-D Deep Thermal Refinisher and the LightSource line of products by Estee Lauder. Excluding the impact of foreign currency translation, skin care net sales increased 7%.

Makeup
Makeup net sales increased 17% or $175.8 million to $1,191.9 million, partially due to strong net sales of our makeup artist lines, which accounted for approximately $84 million of the increase. Our makeup artist lines benefited from new points of distribution both domestically and internationally and the success of recent product launches. In addition, approximately $60 million of the increase in sales was attributable to the recent launches of Superbalanced Compact Makeup SPF 20, Colour Surge Eye Shadow, the Colour Surge Lip Lacquer line of products and Cream Shaper for Lips from Clinique, Pure Color Eyeliner by Estee Lauder and the current period inclusion of net sales from certain BeautyBank brands. Also contributing to sales growth were strong sales of Lash XL Maximum Length Mascara and Electric Intense LipCreme by Estee Lauder and Perfectly Real Makeup and certain Colour Surge lip products from Clinique of approximately $46 million, collectively. Partially offsetting these increases was a decrease of approximately $31 million of sales of the Glosswear line of products and Clarifying Powder Makeup by Clinique and Ideal Matte Refinishing Makeup SPF 8 and Pure Color Lip Vinyl by Estee Lauder. Excluding the impact of foreign currency translation, makeup net sales increased 15%.

Fragrance
Net sales of fragrance products decreased 1% or $7.2 million to $770.3 million. Net sales for this product category decreased mainly due to the soft fragrance business in the United States as well as difficult comparisons with the volume of product launches in the prior-year period. Fragrance sales reflected a decrease of approximately $79 million of Aramis Life, Clinique Simply and Estee Lauder Beyond Paradise, which were launched in the prior-year period, Tommy and Tommy Girl products from Tommy Hilfiger and the remaining products in the Aramis line. Partially offsetting these decreases were sales from the recent launches of True Star from Tommy Hilfiger, DKNY Be Delicious and Lauder Beyond Paradise Men from Estee Lauder for a total of approximately $75 million. Excluding the impact of foreign currency translation, fragrance net sales decreased 4%.

Hair Care
Hair care net sales increased 14% to $134.7 million. This $16.9 million increase was due to sales growth from Aveda and Bumble and bumble products. Aveda net sales increased as a result of sales of new professional color products and the introduction of Air Control and Pure Abundance hair care products, while Bumble and bumble benefited from recent launches in their hair treatment line of products and the addition of new points of distribution. Excluding the impact of foreign currency translation, hair care net sales increased 13%.

The introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

Geographic Regions
Net sales in the Americas increased 7% or $109.7 million to $1,765.9 million. Approximately $81 million of this increase was due to our makeup artist brands in North America, the inclusion of BeautyBank products and higher net sales in Canada. This increase was partially offset by a decrease in our fragrance business of approximately $25 million.

In Europe, the Middle East & Africa, net sales increased 15% or $138.2 million to $1,052.7 million primarily due to higher net sales in the United Kingdom, our travel retail business, Spain, France, South Africa and Germany of approximately $103 million, collectively. We also benefited from the effect of favorable foreign currency exchange rates to the U.S. dollar. Excluding the impact of foreign currency translation, net sales in Europe, the Middle East & Africa increased 7%.

Net sales in Asia/Pacific increased 10% or $40.8 million to $435.8 million. This increase reflected higher net sales of approximately $32 million in China, Taiwan, Australia and Hong Kong, partially offset by lower sales in Korea of approximately $1 million. Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 6%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

                         THE ESTEE LAUDER COMPANIES INC.

Cost of Sales

Cost of sales as a percentage of total net sales increased to 26.4% from 26.2%. Cost of sales as a percentage of net sales primarily reflected an unfavorable net change in the mix of our business within our geographic regions and product categories, as discussed above, of approximately 40 basis points. Partially offsetting these changes were favorable net changes in production and supply chain efforts of approximately 20 basis points, primarily driven by favorable material sourcing.

During the current period, the higher price of oil did not have a material impact on our cost of raw materials and componentry. Sustained oil price increases could result in higher costs, however, we believe this will not have a material adverse effect on our cost of sales margin in the near future.

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

Operating Expenses

Operating expenses decreased to 61.7% of net sales as compared with 62.0% of net sales in the prior year. Collectively, our planned increase in spending, partially offset by our ongoing cost containment efforts to maintain expenses in line with our business needs, increased operating expenses as a percentage of net sales by approximately 10 basis points as compared with the prior-year period. We also realized a benefit of approximately 40 basis points from the elimination of royalty payments made to Mrs. Estee Lauder. We will continue to realize a period-to-period benefit from the elimination of these royalty payments through the remainder of fiscal 2005.

Changes in advertising, sampling and merchandising spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

Operating Results

Based on the growth of net sales, increase in our cost of sales margin and improvement in our operating expense margin as previously discussed, operating income increased 11% or $37.1 million to $385.8 million as compared with the prior-year period. Operating margins were 11.9% of net sales in the current period as compared with 11.8% in the prior-year period.

Product Categories
Operating income increased 18% or $27.9 million in skin care and 25% or $27.2 million in makeup reflecting overall sales growth and recently launched products. Operating results decreased 25% or $16.8 million in fragrance, reflecting the continued softness in this product category in the Americas region, coupled with ongoing development costs for future fragrances and brands, as well as sustained support spending related to existing products. Hair care operating results decreased 10% or $1.4 million primarily reflecting an increase in operating expenses related to the growth of our business in the United States.

Geographic Regions
Operating income in the Americas increased 7% or $11.8 million to $190.3 million. The current-period increase reflects strong sales during the holiday season, primarily due to the new and recent launches of certain makeup and skin care products.

In Europe, the Middle East & Africa, operating income increased 17% or $22.8 million to $159.3 million primarily due to improved results from the United Kingdom, South Africa, Switzerland and Italy of approximately $20 million, partially offset by lower results in Russia of approximately $2 million.

In Asia/Pacific, operating income increased 7% or $2.5 million to $36.2 million. This increase reflects improved results in Hong Kong, Taiwan, Australia and Malaysia of approximately $8 million, collectively, partially offset by a decrease in operating income in China, where we continue to invest in new brand expansion and business opportunities, and in Korea of approximately $7 million, collectively.

                         THE ESTEE LAUDER COMPANIES INC.
Interest Expense, Net

Net interest expense was $7.4 million as compared with $14.9 million in the prior-year period. The decrease in net interest expense was due primarily to a $9.8 million decrease in preferred stock dividends as a result of the redemption of $291.6 million aggregate principal amount of 2015 Preferred Stock on June 10, 2004 and the reduction in the dividend rate of the remaining $68.4 million of 2015 Preferred Stock. This improvement was partially offset by an increase in interest expense as a result of higher debt balances and, to a lesser extent, higher interest rates.

Provision for Income Taxes

The provision for income taxes represents Federal, foreign, state and local income taxes. The effective rate for income taxes for the six months ended December 30, 2004 and 2003 was 37.4%. These rates differ from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. In comparing the significant components that affect the effective tax rate for the six months ended December 30, 2004 and 2003, the anticipated full-year mix of global earnings added approximately 100 basis points which was offset by the reduction in the amount of nondeductible preferred stock dividends of approximately 100 basis points.

The AJCA was enacted in October 2004. It includes a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (the "repatriation provision"), provided certain criteria are met. We are investigating the repatriation provision to determine whether we might repatriate extraordinary dividends, as defined in the AJCA, of up to $500 million during fiscal 2005 or fiscal 2006. We are currently evaluating all available U.S. Treasury guidance, as well as awaiting anticipated further guidance. We expect to complete this evaluation within a reasonable amount of time after additional guidance is published. We estimate the potential income tax effect of any such repatriation would be to record a tax liability based on the effective 5.25% rate provided by the AJCA. The actual income tax impact to us will become determinable once further technical guidance has been issued.

Discontinued Operations

In February 2004, we sold the assets and operations of our reporting unit that sold jane brand products. Prior to the sale of the business, in December 2003, we committed to a plan to sell such assets and operations. At the time such decisions were made, circumstances warranted that we conduct an assessment of the tangible and intangible assets of this business. Based on this assessment, we determined that the carrying amount of these assets as reflected on our consolidated balance sheets exceeded their estimated fair value. Accordingly, we recorded an after-tax charge to discontinued operations of $31.3 million for the six months ended December 31, 2003. The charge represents the impairment of goodwill in the amount of $26.4 million, the reduction in value of other tangible assets held for sale of $1.2 million, net of tax, and the operating loss of $3.7 million, net of tax, for the six month period ended December 31, 2003. Included in the operating loss of the period were additional costs associated with the sale and discontinuation of the business.

Financial Condition
-------------------

Liquidity and Capital Resources

Our principal sources of funds historically have been cash flows from operations and borrowings under our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks in the United States and abroad. At December 31, 2004, we had cash and cash equivalents of $577.9 million compared with $611.6 million at June 30, 2004.

At December 31, 2004, our outstanding borrowings of $553.2 million included: (i) $244.7 million of 6% Senior Notes due January 2012 consisting of $250.0 million principal, unamortized debt discount of $0.8 million and a $4.5 million adjustment to reflect the fair value of an outstanding interest rate swap; (ii) $197.3 million of 5.75% Senior Notes due October 2033 consisting of $200.0 million principal and unamortized debt discount of $2.7 million; (iii) $68.4 million of Cumulative Redeemable Preferred Stock, which shares have a mandatory redemption date of June 30, 2015; (iv) a 3.0 billion Japanese yen term loan (approximately $28.7 million at the exchange rate at December 31, 2004), which is due in March 2006; (v) a 2.3 million Euro note (approximately $3.1 million at the exchange rate at December 31, 2004) payable semi-annually through February 2008 at a variable interest rate; and (vi) $11.0 million of other short-term borrowings.

                         THE ESTEE LAUDER COMPANIES INC.

We have a $750.0 million commercial paper program under which we may issue commercial paper in the United States. Our commercial paper is currently rated A-1 by Standard & Poor's and P-1 by Moody's. Our long-term credit ratings are A+ with a stable outlook by Standard & Poor's and A1 with a stable outlook by Moody's. At December 31, 2004, we had no commercial paper outstanding. We also have an effective shelf registration statement covering the potential issuance of up to an additional $300.0 million in debt securities. As of December 31, 2004, we had an unused $400.0 million revolving credit facility, expiring on June 28, 2006, and $147.0 million in additional uncommitted credit facilities, of which $11.0 million was used.

Our business is seasonal in nature and, accordingly, our working capital needs vary. From time to time, we may enter into investing and financing transactions that require additional funding. To the extent that these needs exceed cash from operations, we could, subject to market conditions, issue commercial paper, issue long-term debt securities or borrow under the revolving credit facility.

Total debt as a percent of total capitalization was 23% at December 31, 2004 and 24% at June 30, 2004.

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

Cash Flows
Net cash provided by operating activities from continuing operations was $298.4 million during the six months ended December 31, 2004 as compared with $382.2 million in the prior-year period. The reduction in cash flows provided by operating activities primarily reflected changes in other accrued liabilities, inventory and accounts receivable, net. The change in other accrued liabilities in the current period compared to the prior-year period was primarily due to significant deferred compensation and supplemental pension payments made to retired executives. The increase in inventory was primarily due to the timing of promotional shipments compared with the prior year, a general increase in inventory levels to accommodate increased sales, particularly for our new brands, such as BeautyBank, and for certain new international activities. Increased accounts receivable levels reflect a seasonal increase in the quarter corresponding to increased holiday shipments. These reductions in cash flows provided by operating activities as compared with the prior-year period were partially offset by increased net earnings.

Net cash used for investing activities was $108.7 million during the six months ended December 31, 2004 compared with $91.5 million in the prior-year period. For both periods the use of cash primarily reflects capital expenditures, which were higher during the current period.

Net cash used for financing activities was $233.5 million during the six months ended December 31, 2004 compared to net cash provided by financing activities of $207.8 million in the prior-year period. During the current period, the use of cash primarily reflects the acquisition of treasury stock and the payment of the common stock dividends. In the prior-year period, the source of cash was primarily related to the transactions associated with the issuance of long-term debt, which was partially reduced by the acquisition of treasury stock.

Dividends
On November 3, 2004, the Board of Directors declared an annual dividend of $.40 per share, or $90.1 million, on our Class A and Class B Common Stock, which was paid on December 28, 2004 to stockholders of record at the close of business on December 10, 2004. The annual common stock dividend declared during the period ended December 31, 2003 was $.30 per share, or $68.5 million, but such dividend was not paid until the third quarter of fiscal 2004. Dividends declared on the cumulative redeemable preferred stock were $0.3 million and $10.1 million for the six months ended December 31, 2004 and 2003, respectively. These dividends have been characterized as interest expense in the accompanying consolidated statements of earnings for the six months ended December 31, 2004 and 2003.

                         THE ESTEE LAUDER COMPANIES INC.

Share Repurchase Program
We are authorized by the Board of Directors to repurchase up to 28.0 million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. As of December 31, 2004, the cumulative total of acquired shares pursuant to the authorization was 20.9 million, reducing the remaining authorized share repurchase balance to
7.1 million. During the first six months of fiscal 2005, we purchased approximately 4.2 million shares for $187.7 million as outlined in the following table:

                                                                                 Total Number of        Maximum Number
                                                                             Shares Purchased as    of Shares that May
                                    Total Number of       Average Price         Part of Publicly      Yet Be Purchased
                        Period     Shares Purchased      Paid Per Share     Announced Program(1)     Under the Program
                        ------     ----------------      --------------     --------------------    ------------------
                     July 2004                    -                   -                        -            11,327,900
                   August 2004            1,275,700              $43.03                1,275,700            10,052,200
                September 2004              750,000               44.61                  750,000             9,302,200
                  October 2004                    -                   -                        -             9,302,200
                 November 2004            2,222,300               44.71                2,222,300             7,079,900
                 December 2004                    -                   -                        -             7,079,900
                                          ---------                                    ---------
                  Year-to-date            4,248,000               44.19                4,248,000
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

Business Acquisitions
In July 2004, we acquired a majority equity interest in our former distributor in Portugal. The initial payment, paid at closing, was funded by cash provided by operations and did not have a material effect on our results of operations or financial condition. Additionally, we incurred $8.5 million of short-term and long-term obligations (at the exchange rate at December 31, 2004) associated with the acquisition, $3.1 million of which (at the exchange rate at December 31, 2004) was classified as debt at December 31, 2004, payable semi-annually through February 2008 at a variable interest rate.

Derivative Financial Instruments and Hedging Activities
There have been no significant changes to our derivative financial instruments and hedging activities as discussed in our Annual Report on Form 10-K for the year ended June 30, 2004.

Foreign Exchange Risk Management
We enter into forward exchange contracts to hedge anticipated transactions as well as receivables and payables denominated in foreign currencies for periods consistent with our identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on our costs and on the cash flows that we receive from foreign subsidiaries. Almost all foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions rated as strong investment grade by a major rating agency. We also enter into foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. The forward exchange contracts and foreign currency options entered into to hedge anticipated transactions have been designated as cash-flow hedges. As of December 31, 2004, these cash-flow hedges were highly effective, in all material respects.

                         THE ESTEE LAUDER COMPANIES INC.

As a matter of policy, we only enter into contracts with counterparties that have at least an "A" (or equivalent) credit rating. The counterparties to these contracts are major financial institutions. We do not have significant exposure to any one counterparty. Our exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss under these hedging contracts is remote and in any event would not be material to the consolidated financial results. The contracts have varying maturities through the end of November 2005. Costs associated with entering into such contracts have not been material to our consolidated financial results. We do not utilize derivative financial instruments for trading or speculative purposes. At December 31, 2004, we had foreign currency contracts in the form of forward exchange contracts and option contracts in the amount of $516.2 million and $33.3 million, respectively. The foreign currencies included in forward exchange contracts (notional value stated in U.S. dollars) are principally the British pound ($113.1 million), Euro ($110.0 million), Swiss franc ($98.9 million), Canadian dollar ($39.8 million), Japanese yen ($32.9 million) and Australian dollar ($24.7 million). The foreign currencies included in the option contracts (notional value stated in U.S. dollars) are principally the Euro ($16.0 million), Swiss franc ($6.6 million) and British pound ($5.5 million).

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

We have an interest rate swap agreement with a notional amount of $250.0 million to effectively convert fixed interest on the existing $250.0 million 6% Senior Notes to variable interest rates based on LIBOR. We designated the swap as a fair-value hedge. As of December 31, 2004, the fair-value hedge was highly effective, in all material respects.

Market Risk
Using the value-at-risk model, as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004, our average value-at-risk, calculated for the most recent twelve months, is $8.3 million related to our foreign exchange contracts. As of December 31, 2004, our average value-at-risk related to our interest rate contracts for the twelve month period for which these contracts were outstanding was $12.7 million. There have been no significant changes in market risk since June 30, 2004 that would have a material effect on our calculated value-at-risk exposure, as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

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

                         THE ESTEE LAUDER COMPANIES INC.

Recently Issued Accounting Standards

On December 21, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP No. 109-1"), and FASB Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP No. 109-2"). These staff positions provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. FSP No. 109-1 states that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a "special deduction" instead of a tax rate reduction. FSP No. 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. We are investigating the repatriation provision to determine whether it might repatriate extraordinary dividends, as defined in the AJCA, of up to $500 million during fiscal 2005 or fiscal 2006. We are currently evaluating all available U.S. Treasury guidance, as well as awaiting anticipated further guidance. We expect to complete this evaluation within a reasonable amount of time after additional guidance is published. We estimate the potential income tax effect of any such repatriation would be to record a tax liability based on the effective 5.25% rate provided by the AJCA. The actual income tax impact to us will become determinable once further technical guidance has been issued.

In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"). This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the fair value of stock options. SFAS 123(R) will be effective for quarterly periods beginning after June 15, 2005, which is our first quarter of fiscal 2006. While we currently provide the pro forma disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," on a quarterly basis (see "Note 1 - Stock-Based Compensation"), we are currently evaluating the impact this statement will have on our consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005. We are currently evaluating the effect that this statement will have on our consolidated financial statements.

On May 19, 2004, the FASB issued FASB Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP No. 106-2"), in response to a new law regarding prescription drug benefits under Medicare ("Medicare Part D") and a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Currently, SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS No. 106"), requires that changes in relevant law be considered in current measurement of postretirement benefit costs. FSP No. 106-2 is effective for financial statements of companies for the first interim or annual period beginning after June 15, 2004. We adopted FSP No. 106-2 in the first quarter of fiscal 2005 and recognized the impact of the new law under Medicare Part D, which was not material to our results of operations, cash flows or financial condition.

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

         (6) changes in the laws, regulations and policies that affect, or will affect, our business, including changes in accounting standards, tax laws and regulations, trade rules and customs regulations, and the outcome and expense of legal or regulatory proceedings, and any action we may take as a result;

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

         (14) consequences attributable to the events that are currently taking place in the Middle East, including further attacks, retaliation and the threat of further attacks or retaliation; and

                         THE ESTEE LAUDER COMPANIES INC.


         (15) the impact of repatriating, or planning to repatriate, certain of our foreign earnings to the United States in connection with The American Jobs Creation Act of 2004.

We assume no responsibility to update forward-looking statements made herein or otherwise.


Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is set forth in Item 2 of this Quarterly Report on Form 10-Q under the caption "Liquidity and Capital Resources - Market Risk" and is incorporated herein by reference.

Item 4. Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2004 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In July 2003, we entered into a settlement agreement with the plaintiffs, the other Manufacturer Defendants (as defined below) and the Department Store Defendants (as defined below) in a consolidated class action lawsuit that had been pending in the Superior Court of the State of California in Marin County since 1998. In connection with the settlement, the case has been refiled in the United States District Court for the Northern District of California on behalf of a nationwide class of consumers of prestige cosmetics in the United States. The settlement requires Court approval, which is still pending, and, if approved by the Court, will result in the plaintiffs' claims being dismissed, with prejudice, in their entirety in both the Federal and California actions. There has been no finding or admission of any wrongdoing by the Company in this lawsuit. We entered into the settlement agreement solely to avoid protracted and costly litigation. In connection with the settlement agreement, the defendants, including the Company, will provide consumers with certain free products and pay the plaintiffs' attorneys' fees. To meet its obligations under the settlement, the Company took a special pre-tax charge of $22.0 million, or $13.5 million after tax, equal to $.06 per diluted common share in the fourth quarter of fiscal 2003. At December 31, 2004, the remaining accrual balance was $21.0 million. The charge did not have a material adverse effect on the Company's consolidated financial condition. In the Federal action, the plaintiffs, purporting to represent a class of all U.S. residents who purchased prestige cosmetics products at retail for personal use from eight department stores groups that sold such products in the United States (the "Department Store Defendants"), alleged that the Department Store Defendants, the Company and eight other manufacturers of cosmetics (the "Manufacturer Defendants") conspired to fix and maintain retail prices and to limit the supply of prestige cosmetics products sold by the Department Store Defendants in violation of state and Federal laws. The plaintiffs sought, among other things, treble damages, equitable relief, attorneys' fees, interest and costs.

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

In December 2004, the Company and certain other PRPs settled with the State all matters of liability in respect of the Huntington/East Northport landfill. In reaching the settlement, there was no finding or admission of liability by the Company. The amount paid by the Company in connection with the settlement was not material to the Company's results of operations or financial condition.

In January 2004, the Portuguese Tax Administration issued a report alleging that our subsidiary had income subject to tax in Portugal for the three calendar years ended December 31, 2002. Our subsidiary has been operating in the Madeira Free Trade Zone since 1989 under license from the Madeira Development Corporation and, in accordance with such license and the laws of Portugal, the Company believes that its income is not subject to Portuguese income tax. In February 2004, the subsidiary filed an appeal of the finding in the report to the Portuguese Secretary of State for Fiscal Matters. The appeal is still pending. On December 20, 2004, the Company received a notice of assessment from the Portuguese Tax Administration solely in respect of the calendar year ended December 31, 2000. The assessment, which includes interest, amounted to approximately 26 million Euros (approximately $35 million at the exchange rate at December 31, 2004). The Company intends to oppose the assessment, in which case it may be necessary to provide a form of financial guarantee. While no assurance can be given as to the ultimate outcome in respect of the foregoing assessment or any additional assessments that may be issued for subsequent periods, management believes that the likelihood that the assessment or any future assessments ultimately will be upheld is remote.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

(a) The Annual Meeting of Stockholders of the Company was held on November 5, 2004.

(b)          The following directors were elected at the Annual Meeting of
             Stockholders: Aerin Lauder, William P. Lauder, Richard D. Parsons and Lynn Forester de Rothschild as Class II Directors for a term expiring at the 2007 Annual Meeting. The Class III Directors, whose terms expire at the 2005 Annual Meeting, are Charlene Barshefsky, Leonard A. Lauder, Ronald S. Lauder and Marshall Rose. The Class I Directors, whose terms expire at the 2006 Annual Meeting, are Rose Marie Bravo, Mellody Hobson, Irvine O. Hockaday, Jr. and Barry S. Sternlicht.

(c)          (i) Each person elected as a director at the Annual Meeting received the number of votes (shares of Class B Common Stock are entitled to ten votes per share) indicated beside his or her name:

                 Name                              Votes For    Votes Withheld
                 ----                              ---------    --------------
                 Aerin Lauder                     990,693,139     47,909,532
                 William P. Lauder                996,874,617     41,728,054
                 Richard D. Parsons               990,812,725     47,789,946
                 Lynn Forester de Rothschild    1,033,493,509      5,109,162

            (ii) 1,035,675,909 votes (shares of Class B Common Stock are entitled to ten votes per share) were cast for and 2,030,604 votes were cast against the ratification of the appointment of KPMG LLP as independent auditors of the Company for the 2005 fiscal year. There were 896,158 abstentions and no broker nonvotes.

(d) Not applicable.

Item 6. Exhibits.

      Exhibit
      Number                            Description
      ------                            -----------

       10.1    Summary of Compensation for Non-Employee Directors (filed as
               Exhibit 10.1 to the Company's Current Report on Form 8-K on December 17, 2004). *+

       10.2    Amendment No. 6 to Stockholders' Agreement.

       31.1    Certification pursuant to Rule 13a-14(a) (CEO).

       31.2    Certification pursuant to Rule 13a-14(a) (CFO).

       32.1 Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)

       32.2 Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

-----------------

* Incorporated herein by reference.
+ Exhibit is a management contract or compensatory plan or arrangement.

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               THE ESTEE LAUDER COMPANIES INC.



Date:  January 27, 2005                        By:      /s/Richard W. Kunes
                                                     ---------------------------
                                                           Richard W. Kunes
                                                       Executive Vice President
                                                     and Chief Financial Officer
                                                      (Principal Financial and
                                                          Accounting Officer)

                         THE ESTEE LAUDER COMPANIES INC.

                                INDEX TO EXHIBITS


      Exhibit
      Number                      Description
      ------                      -----------

       10.1   Summary of Compensation for Non-Employee Directors (filed as
              Exhibit 10.1 to the Company's Current Report on Form 8-K on December 17, 2004). *+

       10.2   Amendment No. 6 to Stockholders' Agreement.

       31.1   Certification pursuant to Rule 13a-14(a) (CEO).

       31.2   Certification pursuant to Rule 13a-14(a) (CFO).

       32.1 Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)

       32.2 Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

-----------------

* Incorporated herein by reference.
+ Exhibit is a management contract or compensatory plan or arrangement.