Form 10-Q
period 2005-03-31
ESTEE LAUDER COMPANIES INC
filed 2005-04-29
CIK 1001250

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004
                             ______________________

                                    FORM 10-Q


        (Mark One)

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2005

                                       OR

          [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from __________ to __________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

At April 26, 2005, 134,714,378 shares of the registrant's Class A Common Stock, $.01 par value, and 91,112,901 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding.

================================================================================

                         THE ESTEE LAUDER COMPANIES INC.

                                      INDEX
                                                                          Page
                                                                          ----
Part I. Financial Information

Item 1. Financial Statements
           Consolidated Statements of Earnings --
                     Three and Nine Months Ended March 31, 2005 and 2004    2

           Consolidated Balance Sheets --
                     March 31, 2005 and June 30, 2004                       3

           Consolidated Statements of Cash Flows --
                     Nine Months Ended March 31, 2005 and 2004              4

           Notes to Consolidated Financial Statements                       5

Item 2. Management's Discussion and Analysis of
                     Financial Condition and Results of Operations          13

Item 3. Quantitative and Qualitative Disclosures About Market Risk          26

Item 4. Controls and Procedures                                             26

Part II. Other Information

Item 1. Legal Proceedings                                                   27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         29

Item 6. Exhibits                                                            29

Signatures                                                                  30

                         THE ESTEE LAUDER COMPANIES INC.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                               Three Months Ended            Nine Months Ended
                                                                    March 31                      March 31
                                                            --------------------------    -------------------------
                                                               2005           2004           2005          2004
                                                            -----------    -----------    -----------    ----------

                                                                         (In millions, except per share data)

Net Sales                                                   $  1,538.2     $  1,421.6     $  4,792.6     $ 4,387.3
Cost of Sales                                                    386.5          358.6        1,245.8       1,135.4
                                                            -----------    -----------    -----------    ----------

Gross Profit                                                   1,151.7        1,063.0        3,546.8       3,251.9
                                                            -----------    -----------    -----------    ----------

Operating expenses:
   Selling, general and administrative                           975.3          887.9        2,984.6       2,716.7
   Related party royalties                                          --            5.5             --          16.9
                                                            -----------    -----------    -----------    ----------
                                                                 975.3          893.4        2,984.6       2,733.6
                                                            -----------    -----------    -----------    ----------
Operating Income                                                 176.4          169.6          562.2         518.3

Interest expense, net                                              3.3            6.9           10.7          21.8
                                                            -----------    -----------    -----------    ----------
Earnings before Income Taxes, Minority
  Interest and Discontinued Operations                           173.1          162.7          551.5         496.5

Provision for income taxes                                        64.7           60.9          206.2         185.7
Minority interest, net of tax                                     (2.2)          (1.7)          (5.8)         (6.7)
                                                            -----------    -----------    -----------    ----------
Net Earnings from Continuing Operations                          106.2          100.1          339.5         304.1

Discontinued operations, net of tax                                 --           (1.8)            --         (33.1)
                                                            -----------    -----------    -----------    ----------
Net Earnings                                                $    106.2     $     98.3     $    339.5     $   271.0
                                                            ===========    ===========    ===========    ==========

Basic net earnings per common share:
   Net earnings from continuing operations                  $      .47     $      .44     $     1.50     $    1.33
   Discontinued operations, net of tax                              --           (.01)            --          (.14)
                                                            -----------    -----------    -----------    ----------
   Net earnings                                             $      .47     $      .43     $     1.50     $    1.19
                                                            ===========    ===========    ===========    ==========

Diluted net earnings per common share:
   Net earnings from continuing operations                  $      .46     $      .43     $     1.48     $    1.31
   Discontinued operations, net of tax                              --           (.01)            --          (.14)
                                                            -----------    -----------    -----------    ----------
   Net earnings                                             $      .46     $      .42     $     1.48     $    1.17
                                                            ===========    ===========    ===========    ==========

Weighted average common shares outstanding:
   Basic                                                         225.5          228.3          226.1         228.3
   Diluted                                                       228.7          231.9          229.7         231.4

Cash dividends declared per common share                    $       --     $       --     $      .40     $     .30


                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                              March 31                  June 30
                                                                                                2005                     2004
                                                                                          --------------           --------------
                                                                                             (Unaudited)

                                                                                                      (In millions)

                                        ASSETS
Current Assets
Cash and cash equivalents                                                                 $       518.0            $       611.6
Accounts receivable, net                                                                          921.5                    664.9
Inventory and promotional merchandise, net                                                        723.3                    653.5
Prepaid expenses and other current assets                                                         267.1                    269.2
                                                                                          --------------           --------------
      Total current assets                                                                      2,429.9                  2,199.2
                                                                                          --------------           --------------

Property, Plant and Equipment, net                                                                690.4                    647.0
                                                                                          --------------           --------------

Other Assets
Investments, at cost or market value                                                               12.7                     12.6
Goodwill, net                                                                                     684.5                    672.3
Other intangible assets, net                                                                       72.1                     71.9
Other assets, net                                                                                  94.6                    105.1
                                                                                          --------------           --------------
      Total other assets                                                                          863.9                    861.9
                                                                                          --------------           --------------
         Total assets                                                                     $     3,984.2            $     3,708.1
                                                                                          ==============           ==============


                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term debt                                                                           $       113.8            $        73.8
Accounts payable                                                                                  251.0                    267.3
Accrued income taxes                                                                              120.7                    109.4
Other accrued liabilities                                                                         918.2                    871.5
                                                                                          --------------           --------------
      Total current liabilities                                                                 1,403.7                  1,322.0
                                                                                          --------------           --------------


Noncurrent Liabilities
Long-term debt                                                                                    441.8                    461.5
Other noncurrent liabilities                                                                      206.4                    175.6
                                                                                          --------------           --------------
      Total noncurrent liabilities                                                                648.2                    637.1
                                                                                          --------------           --------------

Minority Interest                                                                                  18.5                     15.5
                                                                                          --------------           --------------

Stockholders' Equity
Common Stock, $.01 par value; 650,000,000 shares Class A authorized; shares issued:
  156,050,339 at March 31, 2005 and 150,969,807 at June 30, 2004;  240,000,000
  shares Class B authorized; shares issued and outstanding: 91,112,901 at March 31,
  2005 and 93,012,901 at June 30, 2004                                                              2.5                      2.4
Paid-in capital                                                                                   465.3                    382.3
Retained earnings                                                                               2,136.6                  1,887.2
Accumulated other comprehensive income                                                             75.4                     10.5
                                                                                          --------------           --------------
                                                                                                2,679.8                  2,282.4
Less: Treasury stock, at cost; 21,378,660 Class A shares at
    March 31, 2005 and 16,455,660 Class A shares at June 30, 2004                                (766.0)                  (548.9)
                                                                                          --------------           --------------
      Total stockholders' equity                                                                1,913.8                  1,733.5
                                                                                          --------------           --------------
         Total liabilities and stockholders' equity                                       $     3,984.2            $     3,708.1
                                                                                          ==============           ==============

                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                     Nine Months Ended
                                                                                                          March 31
                                                                                          ---------------------------------------
                                                                                               2005                      2004
                                                                                          --------------           --------------
                                                                                                      (In millions)
Cash Flows from Operating Activities
  Net earnings                                                                            $       339.5            $       271.0
   Adjustments to reconcile net earnings to net cash flows provided by operating activities from continuing operations:
      Depreciation and amortization                                                               144.0                    139.2
      Deferred income taxes                                                                        36.1                     12.0
      Minority interest, net of tax                                                                 5.8                      6.7
      Non-cash stock compensation                                                                  (1.2)                     5.6
      Discontinued operations, net of tax                                                            --                     33.1
      Other non-cash items                                                                          0.9                      0.8
Changes in operating assets and liabilities
     Increase in accounts receivable, net                                                        (215.2)                  (128.9)
     (Increase) decrease in inventory and promotional merchandise, net                            (41.2)                    39.6
     Decrease in other assets, net                                                                  1.2                      6.0
     Decrease in accounts payable                                                                 (31.7)                   (12.4)
     Increase in accrued income taxes                                                              37.1                     32.3
     Increase in other accrued liabilities                                                          6.9                    127.2
     Increase in other noncurrent liabilities                                                       5.2                     18.5
                                                                                          --------------           --------------
        Net cash flows provided by operating activities of continuing operations                  287.4                    550.7
                                                                                          --------------           --------------

Cash Flows from Investing Activities
   Capital expenditures                                                                          (154.2)                  (130.9)
   Acquisition of businesses, net of cash acquired                                                 (6.9)                    (3.9)
   Proceeds from divestitures                                                                        --                      3.0
   Purchases of long-term investments                                                              (0.3)                    (0.1)
                                                                                          --------------           --------------
        Net cash flows used for investing activities of continuing operations                    (161.4)                  (131.9)
                                                                                          --------------           --------------

Cash Flows from Financing Activities
   Increase (decrease) in short-term debt, net                                                      8.3                     (2.0)
   Proceeds from the issuance of long-term debt, net                                                 --                    195.5
   Proceeds from the net settlement of treasury rate lock agreements                                 --                     15.0
   Repayments of long-term debt                                                                    (0.7)                    (2.1)
   Net proceeds from employee stock transactions                                                   74.4                     43.7
   Payments to acquire treasury stock                                                            (217.1)                   (98.3)
   Dividends paid to stockholders                                                                 (90.1)                   (68.5)
   Distributions made to minority holders                                                          (3.2)                    (2.8)
                                                                                          --------------           --------------
         Net cash flows (provided by) used for financing activities
           of continuing operations                                                              (228.4)                    80.5
                                                                                          --------------           --------------

Effect of Exchange Rate Changes on Cash and Cash Equivalents                                        9.7                      5.5
                                                                                          --------------           --------------
Cash Flows used for Discontinued Operations                                                        (0.9)                    (1.1)
                                                                                          --------------           --------------

   Net Increase (Decrease) in Cash and Cash Equivalents                                           (93.6)                   503.7
   Cash and Cash Equivalents at Beginning of Period                                               611.6                    364.1
                                                                                          --------------           --------------
   Cash and Cash Equivalents at End of Period                                             $       518.0            $       867.8
                                                                                          ==============           ==============
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
         Interest                                                                         $        16.1            $        25.9
                                                                                          ==============           ==============
         Income taxes                                                                     $       127.4            $       134.6
                                                                                          ==============           ==============
   Non-cash items:
         Estimated tax benefit from exercise of stock options                             $        26.0            $        14.1
                                                                                          ==============           ==============
         Liability associated with acquisition of business                                $         5.6            $          --
                                                                                          ==============           ==============
         Capital lease obligations                                                        $         6.9            $          --
                                                                                          ==============           ==============

                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of The Estee Lauder Companies Inc. and its subsidiaries (collectively, the "Company") as continuing operations, with the exception of the operating results of its reporting unit that sold jane brand products, which have been reflected as discontinued operations for the three and nine-month periods ended March 31, 2004. All significant intercompany balances and transactions have been eliminated.

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

Net Earnings Per Common Share

For the three and nine-month periods ended March 31, 2005 and 2004, net earnings per common share ("basic EPS") is computed by dividing net earnings by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions). Net earnings per common share assuming dilution ("diluted EPS") is computed by reflecting potential dilution from the exercise of stock options.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:


                                                                   Three Months Ended        Nine Months Ended
                                                                        March 31                  March 31
                                                                ---------------------      ----------------------

                                                                   2005        2004          2005          2004
                                                                ---------    ---------     ---------    ---------
                                                                                    (Unaudited)
                                                                          (In millions, except per share data)
Numerator:
Net earnings from continuing operations                         $  106.2     $  100.1      $  339.5     $  304.1
Discontinued operations, net of tax                                   --         (1.8)           --        (33.1)
                                                                ---------    ---------     ---------    ---------
Net earnings                                                    $  106.2     $   98.3      $  339.5     $  271.0
                                                                =========    =========     =========    =========

Denominator:
Weighted average common shares outstanding - Basic                 225.5        228.3         226.1        228.3
Effect of dilutive securities: Stock options                         3.2          3.6           3.6          3.1
                                                                ---------    ---------     ---------    ---------
Weighted average common shares outstanding - Diluted               228.7        231.9         229.7        231.4
                                                                =========    =========     =========    =========

Basic net earnings per common share:
Net earnings from continuing operations                         $    .47     $    .44      $   1.50     $   1.33
Discontinued operations, net of tax                                   --         (.01)           --         (.14)
                                                                ---------    ---------     ---------    ---------
Net earnings                                                    $    .47     $    .43      $   1.50     $   1.19
                                                                =========    =========     =========    =========

Diluted net earnings per common share:
Net earnings from continuing operations                         $    .46     $    .43      $   1.48     $   1.31
Discontinued operations, net of tax                                   --         (.01)           --         (.14)
                                                                ---------    ---------     ---------    ---------

Net earnings                                                    $    .46     $    .42      $   1.48     $   1.17
                                                                =========    =========     =========    =========

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2005 and 2004, outstanding options to purchase 6.7 million and
9.4 million shares, respectively, of Class A Common Stock were not included in the computation of diluted EPS because the exercise prices of those options were greater than the average market price of the common stock and their inclusion would be anti-dilutive.

Stock-Based Compensation

As of March 31, 2005, the Company had established a number of share incentive programs as discussed in more detail in the Company's Annual Report on Form 10-K for the year ended June 30, 2004. The Company applies the intrinsic value method as outlined in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost has been recognized on options granted to employees. Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") requires that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company's stock option programs had been determined in accordance with the fair value method prescribed therein. The Company adopted the disclosure portion of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," requiring quarterly SFAS No. 123 pro forma disclosure. The pro forma charge for compensation cost related to stock options granted is recognized over the service period. The service period represents the period of time between the date of grant and the date each option becomes exercisable without consideration of acceleration provisions (e.g., retirement, change of control, etc.). The following table illustrates the effect on net earnings per common share as if the fair value method had been applied to all outstanding awards in each period presented.


                                                                               Three Months Ended          Nine Months Ended
                                                                                    March 31                   March 31
                                                                          ---------------------------   ------------------------
                                                                               2005          2004          2005          2004
                                                                          -----------    ------------   -----------  -----------
                                                                                               (Unaudited)

                                                                                    (In millions, except per share data)

Net earnings, as reported                                                 $    106.2     $      98.3    $    339.5   $    271.0
Deduct: Total stock-based employee compensation expense
         determined under fair value method for all awards, net of
         related tax effects.                                                   (4.7)           (7.1)        (18.2)       (24.3)
                                                                          -----------    ------------   -----------  -----------

Pro forma net earnings                                                    $    101.5     $      91.2    $    321.3   $    246.7
                                                                          ===========    ============   ===========  ===========

Earnings per common share:
   Net earnings per common share - Basic, as reported                     $      .47     $       .43    $     1.50   $     1.19
                                                                          ===========    ============   ===========  ===========
   Net earnings per common share - Basic, pro forma                       $      .45     $       .40    $     1.42   $     1.08
                                                                          ===========    ============   ===========  ===========

   Net earnings per common share - Diluted, as reported                   $      .46     $       .42    $     1.48   $     1.17
                                                                          ===========    ============   ===========  ===========
   Net earnings per common share - Diluted, pro forma                     $      .44     $       .39    $     1.39   $     1.06
                                                                          ===========    ============   ===========  ===========

On August 27, 2004, stock units in respect of 365,580 shares of Class A Common Stock were converted into a cash equivalent amount of $16.1 million, which was paid in December 2004.

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions of $32.9 million and $30.1 million as of March 31, 2005 and June 30, 2004, respectively.

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


                                                                                           March 31                   June 30
                                                                                             2005                      2004
                                                                                         -----------               ------------
                                                                                             (Unaudited)
                                                                                                       (In millions)
Inventory and promotional merchandise consists of:
   Raw materials                                                                         $    141.4                $     148.1
   Work in process                                                                             31.4                       36.5
   Finished goods                                                                             404.6                      317.7
   Promotional merchandise                                                                    145.9                      151.2
                                                                                         -----------               ------------
                                                                                         $    723.3                $     653.5
                                                                                         ===========               ============

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

                                                                                           March 31                   June 30
                                                                                             2005                      2004
                                                                                         -----------               ------------
                                                                                            (Unaudited)
                                                                                                        (In millions)
Assets (Useful Life)
    Land                                                                                 $     13.9                $      13.6
    Buildings and improvements (10 to 40 years)                                               171.6                      160.9
    Machinery and equipment (3 to 10 years)                                                   746.6                      661.1
    Furniture and fixtures (5 to 10 years)                                                    111.4                      101.9
    Leasehold improvements                                                                    705.0                      630.3
                                                                                         -----------               ------------
                                                                                            1,748.5                    1,567.8
    Less accumulated depreciation and amortization                                          1,058.1                      920.8
                                                                                         -----------               ------------
                                                                                         $    690.4                $     647.0
                                                                                         ===========               ============

Depreciation and amortization of property, plant and equipment was $47.3 million and $44.8 million during the three months ended March 31, 2005 and 2004, respectively, and $136.4 million and $129.3 million during the nine months ended March 31, 2005 and 2004, respectively. Depreciation and amortization related to our manufacturing process is included in cost of sales and all other depreciation and amortization is included in selling, general and administrative expenses in the accompanying consolidated statements of earnings.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Leases

In connection with a February 7, 2005 letter from the Office of the Chief Accountant of the Securities and Exchange Commission to the American Institute of Certified Public Accountants expressing its views of existing accounting literature related to lease accounting, the Company has completed a review of its lease accounting policies. Generally, leasing is not a significant portion of the Company's business and it has determined that any changes to its previous practices would not result in a material impact on its results of operations and statements of financial position and cash flows for the current period or any individual prior year. Accordingly, the Company's consolidated financial statements for prior periods will not be restated.

Currently, the Company recognizes rent expense from operating leases with periods of free and scheduled rent increases on a straight-line basis over the applicable lease term. The Company considers lease renewals in the useful life of its leasehold improvements when such renewals are reasonably assured. From time to time, the Company may receive capital improvement funding from its lessors. These amounts are recorded as deferred liabilities and amortized over the remaining lease term as a reduction of rent expense.

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

The components of net periodic benefit cost for the three months ended March 31, 2005 and 2004 consisted of the following:

                                                                                                                  Other than
                                                               Pension Plans                                     Pension Plans
                                        -------------------------------------------------------------     --------------------------
                                                   U.S.                         International                   Postretirement
                                        ---------------------------      ----------------------------     --------------------------

                                           2005            2004              2005            2004            2005           2004
                                       -----------      -----------      -----------      -----------     -----------    -----------
(Unaudited)
(In millions)
Service cost, net                      $      4.8       $      4.2       $      2.8       $      2.7      $      0.8     $      0.7
Interest cost                                 5.3              5.0              2.5              2.3             1.0            0.9
Expected return on plan assets               (6.0)            (5.2)            (2.9)            (2.6)             --             --
Amortization of:
    Transition asset                           --               --               --              0.1              --             --
    Prior service cost                        0.1              0.1              0.1              0.1              --             --
    Actuarial loss                            1.2              1.6              1.0              0.9              --             --
                                       -----------      -----------      -----------      -----------     -----------    -----------
Net periodic benefit cost              $      5.4       $      5.7       $      3.5       $      3.5      $      1.8     $      1.6
                                       ===========      ===========      ===========      ===========     ===========    ===========


                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic benefit cost for the nine months ended March 31, 2005 and 2004 consisted of the following:

                                                                                                             Other than
                                                             Pension Plans                                   Pension Plans
                                     --------------------------------------------------------------  -----------------------------
                                                 U.S.                         International                 Postretirement
                                     ----------------------------      ----------------------------  -----------------------------

                                        2005              2004             2005             2004          2005             2004
                                     -----------      -----------      -----------      -----------   -----------      -----------
(Unaudited)
(In millions)
Service cost, net                    $     14.5       $     12.7       $      8.5       $      7.9    $      2.4       $      2.1
Interest cost                              15.9             15.0              7.4              6.7           3.0              2.6
Expected return on plan assets            (18.1)           (15.5)            (8.4)            (7.6)           --               --
Amortization of:
    Transition asset                         --               --               --              0.3            --               --
    Prior service cost                      0.4              0.4              0.2              0.2            --               --
    Actuarial loss                          3.4              4.6              3.0              2.6            --               --
                                     -----------      -----------      -----------      -----------   -----------      -----------
Net periodic benefit cost            $     16.1       $     17.2       $     10.7       $     10.1    $      5.4       $      4.7
                                     ===========      ===========      ===========      ===========   ===========      ===========

The Company previously disclosed in its consolidated financial statements for the fiscal year ended June 30, 2004 that it expected to contribute $25.0 million and $18.0 million to the U.S. and international pension plans, respectively, during the fiscal year ending June 30, 2005. As of March 31, 2005, the expected contributions for U.S. pension plans for the fiscal year ending June 30, 2005 have been decreased by approximately $18.0 million, for a total of $7.0 million, and the expected contributions for the international pension plans are expected to increase $2.8 million for a total of $20.8 million.

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

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards

On December 21, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP No. 109-1"), and FASB Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP No. 109-2"). These staff positions provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 ("AJCA") that was signed into law on October 22, 2004. FSP No. 109-1 states that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a "special deduction" instead of a tax rate reduction. The special deduction for domestic manufacturing becomes effective for the Company in the first quarter of fiscal 2006. The Company believes this legislation and the provisions of FSP No. 109-1 will not have a significant impact on its effective tax rate. FSP No. 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company is investigating the repatriation provision to determine whether it might repatriate extraordinary dividends, as defined in the AJCA, of up to $500 million during fiscal 2005 or fiscal 2006. The Company is currently evaluating all available U.S. Treasury guidance, as well as awaiting anticipated further guidance. The Company expects to complete this evaluation within a reasonable amount of time after additional guidance is published. The Company estimates the potential income tax effect of any such repatriation would be to record a tax liability based on the effective 5.25% rate provided by the AJCA. While it is anticipated that this liability will increase the overall effective rate for income taxes, the actual tax rate impact will only become determinable once further technical guidance has been issued.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"). This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the fair value of stock options. SFAS 123(R) will be effective for the Company's first quarter of fiscal 2006. While the Company currently provides the pro forma disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," on a quarterly basis (see "Note 1 - Stock-Based Compensation"), it is currently evaluating the impact this statement will have on its consolidated financial statements. In March 2005, Staff Accounting Bulletin No. 107 ("SAB No. 107") was issued to provide guidance from the Securities and Exchange Commission to simplify some of the implementation challenges of SFAS No. 123(R) as this statement relates to the valuation of share-based payment arrangements for public companies. The Company will apply the principles of SAB No. 107 in conjunction with its adoption of SFAS 123(R).

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005. The Company believes the adoption of this statement will not have a material impact on its consolidated financial statements.

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

Comprehensive income and its components, net of tax, are as follows:

                                                               Three Months Ended            Nine Months Ended
                                                                    March 31                     March 31
                                                           --------------------------     ------------------------
                                                              2005            2004           2005          2004
                                                              ----            ----           ----          ----
                                                                                (Unaudited)
                                                                               (In millions)
Net earnings                                               $    106.2      $     98.3     $    339.5     $  271.0
                                                           ----------      ----------     ----------     --------
Other comprehensive income (loss):
      Net unrealized investment gain                              0.2             0.2            0.2          0.2
      Net derivative instruments gain (loss)                      3.3             4.1           (3.4)         9.4
      Net minimum pension liability adjustments                    --              --             --          0.5
      Translation adjustments                                    (8.2)            2.7           68.1         39.9
                                                           ----------      ----------     ----------     --------
      Other comprehensive income (loss)                          (4.7)            7.0           64.9         50.0
                                                           ----------      ----------     ----------     --------
Comprehensive income                                       $    101.5      $    105.3     $    404.4     $  321.0
                                                           ==========      ==========     ==========     ========


The accumulated net gain (loss) on derivative instruments consists of the following:

                                                                    Three Months Ended           Nine Months Ended
                                                                         March 31                     March 31
                                                                 -------------------------     -----------------------
                                                                    2005          2004            2005         2004
                                                                    ----          ----            ----         ----
                                                                                     (Unaudited)
                                                                                    (In millions)
OCI-derivative instruments, beginning of period                  $      3.5    $       3.8     $     10.2    $   (1.5)
                                                                 ----------    -----------     ----------    --------
      Gain (loss) on derivative instruments                             0.2            0.2          (13.6)        0.7
      Reclassification to earnings of net loss during                   4.9            6.0            8.6        14.7
          the period
      (Provision) benefit for deferred income taxes                    (1.8)          (2.1)           1.6        (6.0)
                                                                 ----------    -----------     ----------    --------
      Net derivative instruments gain (loss)                            3.3            4.1           (3.4)        9.4
                                                                 ----------    -----------     ----------    --------
OCI-derivative instruments, end of period                        $      6.8    $       7.9     $      6.8    $    7.9
                                                                 ==========    ===========     ==========    ========


Of the $6.8 million, net of tax, derivative instrument gain recorded in OCI at the end of the current period, $8.9 million, net of tax, related to the gain on the settlement of the treasury rate lock agreements upon issuance of the 5.75% Senior Notes in September 2003, which will be reclassified to earnings as an offset to interest expense over the life of the debt. This was offset by a $2.1 million loss, net of tax, related to forward and option contracts which the Company will reclassify to earnings during the next fifteen months.

At the end of the prior-year period, the $7.9 million, net of tax, derivative instrument gain recorded in OCI included $9.1 million, net of tax, related to the gain on the settlement of the treasury rate lock agreements upon issuance of the 5.75% Senior Notes, which will be reclassified to earnings as an offset to interest expense over the life of the debt. This was offset by a $1.2 million loss, net of tax, related to forward and option contracts which the Company is reclassifying to earnings through the fiscal year ending June 30, 2005.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -- ACQUISITION OF BUSINESS

In July 2004, the Company acquired a majority equity interest in its former distributor in Portugal. The aggregate payments made through March 31, 2005 to acquire the distributor were funded by cash provided by operations and did not have a material effect on the Company's results of operations or financial condition. In addition, the Company incurred debt and other long-term obligations of 4.6 million Euros associated with the acquisition (approximately $5.6 million at acquisition date exchange rates). The debt incurred is payable semi-annually through February 2008 at a variable interest rate.

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

                                                                      Three Months Ended                Nine Months Ended
                                                                           March 31                         March 31
                                                                  --------------------------        -------------------------
                                                                     2005            2004              2005            2004
                                                                     ----            ----              ----            ----
                                                                                          (Unaudited)
                                                                                         (In millions)
SEGMENT DATA
   Net Sales:
      Skin Care                                                   $    608.2      $    559.1        $  1,749.9      $ 1,594.1
      Makeup                                                           628.2           591.0           1,820.1        1,607.1
      Fragrance                                                        228.7           203.4             999.0          980.9
      Hair Care                                                         67.3            61.3             202.0          179.1
      Other                                                              5.8             6.8              21.6           26.1
                                                                  ----------      ----------        ----------      ---------
                                                                  $  1,538.2      $  1,421.6        $  4,792.6      $ 4,387.3
                                                                  ==========      ==========        ==========      =========
   Operating Income:
      Skin Care                                                   $     89.3      $     96.0        $    275.0      $   253.8
      Makeup                                                            90.1            96.1             227.3          206.1
      Fragrance                                                         (9.2)          (27.6)             40.3           38.7
      Hair Care                                                          5.6             3.3              17.7           16.8
      Other                                                              0.6             1.8               1.9            2.9
                                                                  ----------      ----------        ----------      ---------
                                                                       176.4           169.6             562.2          518.3
       Reconciliation:
          Interest expense, net                                          3.3             6.9              10.7           21.8
                                                                  ----------      ----------        ----------      ---------
      Earnings before income taxes, minority
         interest and discontinued operations                     $    173.1      $    162.7        $    551.5      $   496.5
                                                                  ==========      ==========        ==========      =========

REGIONAL DATA
   Net Sales:
      The Americas                                                $    844.6      $    783.1        $  2,610.5      $ 2,439.3
      Europe, the Middle East & Africa                                 496.2           453.1           1,548.9        1,367.6
      Asia/Pacific                                                     197.4           185.4             633.2          580.4
                                                                  ----------      ----------        ----------      ---------
                                                                  $  1,538.2      $  1,421.6        $  4,792.6      $ 4,387.3
                                                                  ==========      ==========        ==========      =========
    Operating Income:
      The Americas                                                $    112.5      $    102.8        $    302.8      $   281.3
      Europe, the Middle East & Africa                                  53.1            57.2             212.4          193.7
      Asia/Pacific                                                      10.8             9.6              47.0           43.3
                                                                  ----------      ----------        ----------      ---------
                                                                  $    176.4      $    169.6        $    562.2      $   518.3
                                                                  ==========      ==========        ==========      =========

                         THE ESTEE LAUDER COMPANIES INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories which are distributed in over 130 countries and territories. The following is a comparative summary of operating results for the three and nine months ended March 31, 2005 and 2004, and reflects the basis of presentation described in Note 1 to the consolidated financial statements for all periods presented. Sales of products and services that do not meet our definition of skin care, makeup, fragrance or hair care have been included in the "other" category.

                                                              Three Months Ended                      Nine Months Ended
                                                                   March 31                               March 31
                                                         ----------------------------            ---------------------------
                                                            2005              2004                  2005            2004
                                                            ----              ----                  ----            ----
                                                                                    (In millions)
Net Sales
   By Region:
      The Americas                                       $     844.6       $    783.1            $  2,610.5     $    2,439.3
      Europe, the Middle East & Africa                         496.2            453.1               1,548.9          1,367.6
      Asia/Pacific                                             197.4            185.4                 633.2            580.4
                                                         -----------       ----------            ----------     ------------
                                                         $   1,538.2       $  1,421.6            $  4,792.6     $    4,387.3
                                                         ===========       ==========            ==========     ============

   By Product Category:
      Skin Care                                          $     608.2       $    559.1            $  1,749.9     $    1,594.1
      Makeup                                                   628.2            591.0               1,820.1          1,607.1
      Fragrance                                                228.7            203.4                 999.0            980.9
      Hair Care                                                 67.3             61.3                 202.0            179.1
      Other                                                      5.8              6.8                  21.6             26.1
                                                         -----------       ----------            ----------     ------------
                                                         $   1,538.2       $  1,421.6            $  4,792.6     $    4,387.3
                                                         ===========       ==========            ==========     ============
OPERATING INCOME
   By Region:
      The Americas                                       $     112.5       $    102.8            $    302.8     $      281.3
      Europe, the Middle East & Africa                          53.1             57.2                 212.4            193.7
      Asia/Pacific                                              10.8              9.6                  47.0             43.3
                                                         -----------       ----------            ----------     ------------
                                                         $     176.4       $    169.6            $    562.2     $      518.3
                                                         ===========       ==========            ==========     ============

   By Product Category:
      Skin Care                                          $      89.3       $     96.0            $    275.0     $      253.8
      Makeup                                                    90.1             96.1                 227.3            206.1
      Fragrance                                                 (9.2)           (27.6)                 40.3             38.7
      Hair Care                                                  5.6              3.3                  17.7             16.8
      Other                                                      0.6              1.8                   1.9              2.9
                                                         -----------       ----------            ----------     ------------
                                                         $     176.4       $    169.6            $    562.2     $      518.3
                                                         ===========       ==========            ==========     ============

                         THE ESTEE LAUDER COMPANIES INC.

The following table presents certain consolidated earnings data as a percentage of net sales:

                                                                     Three Months Ended              Nine Months Ended
                                                                          March 31                       March 31
                                                                 ------------------------         ------------------------
                                                                   2005           2004              2005            2004
                                                                   ----           ----              ----            ----
Net sales                                                           100.0%          100.0%            100.0%         100.0%
Cost of sales                                                        25.1            25.2              26.0           25.9
                                                                 --------       ---------         ---------       --------
Gross profit                                                         74.9            74.8              74.0           74.1
                                                                 --------       ---------         ---------       --------
Operating expenses:
   Selling, general and administrative                               63.4            62.5              62.3           61.9
   Related party royalties                                             --             0.4                --            0.4
                                                                 --------       ---------         ---------       --------
                                                                     63.4            62.9              62.3           62.3
                                                                 --------       ---------         ---------       --------

Operating income                                                     11.5            11.9              11.7           11.8
Interest expense, net                                                 0.2             0.5               0.2            0.5
                                                                 --------       ---------         ---------       --------
Earnings before income taxes, minority interest and
    discontinued operations                                          11.3            11.4              11.5           11.3

Provision for income taxes                                            4.2             4.3               4.3            4.2
Minority interest, net of tax                                        (0.2)           (0.1)             (0.1)          (0.2)
                                                                 --------       ---------         ---------       --------
Net earnings from continuing operations                               6.9             7.0               7.1            6.9
Discontinued operations, net of tax                                    --            (0.1)               --           (0.7)
                                                                 --------       ---------         ---------       --------
Net earnings                                                          6.9%            6.9%              7.1%           6.2%
                                                                 ========       =========         =========       ========


Third Quarter Fiscal 2005 as Compared with Third Quarter Fiscal 2004

NET SALES

Net sales increased 8% or $116.6 million to $1,538.2 million due to growth in all major product categories and geographic regions. Product category increases were led by strong fragrance sales in the Americas as well as increased global sales of makeup and skin care products. In each case, the increases reflected new and recent product launches. Excluding the impact of foreign currency translation, net sales increased 6%.

PRODUCT CATEGORIES
In order to meet the demands of consumers, we continually introduce new products, support new and established products through advertising, sampling and merchandising and phase out existing products that no longer meet the needs of our consumers. The economics of developing, producing and launching these new products influence our sales and operating performance each period.

SKIN CARE
Net sales of skin care products increased 9% or $49.1 million to $608.2 million, led by new and recently launched products. Increases amounting to approximately $60 million were attributable to Superdefense Triple Action Moisturizers SPF 25 by Clinique, certain new launches in the Perfectionist and Re-Nutriv lines of products and Future Perfect Anti-Wrinkle Radiance Creme SPF 15 by Estee Lauder and The Lifting Face Serum & The Lifting Intensifier by La Mer. Partially offsetting these increases was a decrease of approximately $17 million in sales of Hydra Complete Multi-Level Moisture Creme, Perfectionist Correcting Serum for Lines/Wrinkles and Body Performance Anti-cellulite Visible Contouring Serum by Estee Lauder. Excluding the impact of foreign currency translation, skin care net sales increased 6%.

                         THE ESTEE LAUDER COMPANIES INC.

MAKEUP
Makeup net sales increased 6% or $37.2 million to $628.2 million. Increases of approximately $41 million were attributable to the recent launches of Tender Blush, Ideal Matte Refinishing Makeup SPF 12 and AeroMatte Ultralucent Pressed Powder by Estee Lauder, Superbalanced Compact Makeup SPF 20 and Colour Surge Eye Shadow from Clinique and the current period inclusion of sales from American Beauty and Flirt!, which are the two BeautyBank brands with makeup lines. Strong sales from M.A.C.'s Small Eye Shadow, Lustreglass and Studio Fix products also contributed approximately $15 million to the increase. Partially offsetting these increases was a decrease of approximately $25 million of sales of the High Impact Mascara and High Impact Eye Shadow collections and Perfectly Real Makeup from Clinique and Electric Intense LipCreme and Pure Colour Eye Shadow by Estee Lauder. Excluding the impact of foreign currency translation, makeup net sales increased 5%.

FRAGRANCE
Net sales of fragrance products increased 12% or $25.3 million to $228.7 million, primarily due to the recent launches of DKNY Be Delicious and Be Delicious Men, True Star from Tommy Hilfiger, Happy To Be from Clinique, Donald Trump, The Fragrance and Lauder Beyond Paradise Men from Estee Lauder. Collectively, these launches generated sales of approximately $55 million, which was partially offset by a decrease in sales of approximately $31 million of Beyond Paradise from Estee Lauder, Simply from Clinique and Tommy Jeans from Tommy Hilfiger. Excluding the impact of foreign currency translation, fragrance net sales increased 11%.

HAIR CARE
Hair care net sales increased 10% or $6.0 million to $67.3 million. This increase was due to sales growth from Aveda and Bumble and bumble products and services. Aveda sales increased as a result of ongoing demand for professional color products and the recent introduction of Air Control and Pure Abundance hair care products. Bumble and bumble benefited from increases in sales from its hair and scalp treatment line and new points of distribution. Excluding the impact of foreign currency translation, hair care net sales increased 9%.

The introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

GEOGRAPHIC REGIONS
Net sales in the Americas increased 8% or $61.5 million to $844.6 million. This increase was due to net sales from new and recently launched fragrance products, the current-period inclusion of net sales of BeautyBank products, an overall increase in sales from our makeup artist lines and higher net sales in Canada.

In Europe, the Middle East & Africa, net sales increased 10% or $43.1 million to $496.2 million, primarily reflecting higher net sales in our travel retail business, Spain, the United Kingdom, Russia, South Africa and Benelux of approximately $42 million, collectively. Partially offsetting these increases were lower sales in France and Italy of approximately $5 million, combined. On a local currency basis, net sales in Europe, the Middle East & Africa increased 6%.

Net sales in Asia/Pacific increased 6% or $12.0 million to $197.4 million. This increase reflected higher net sales of approximately $16 million in China, Korea, Hong Kong and Australia, partially offset by decreases in Japan and Taiwan of approximately $5 million. Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 2%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales decreased to 25.1% as compared with 25.2% in the prior-year quarter. Cost of sales as a percentage of net sales reflected favorable net changes in production and supply chain efforts of approximately 50 basis points, primarily driven by favorable material sourcing. These net changes were partially offset by an increase in obsolescence charges proportionate to the change in inventory levels of approximately 30 basis points.

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

OPERATING EXPENSES

Operating expenses increased to 63.4% of net sales as compared with 62.9% of net sales in the prior-year quarter. Contributing to this increase were our planned levels of spending due to launch activity, as well as a slight shift in our business activity to the third quarter from the fourth quarter resulting from the early Easter holiday. These increases were partially offset by our ongoing cost containment efforts to maintain expenses in line with our business needs. Additionally, in the prior-year quarter, we experienced a greater increase in net sales which contributed favorably to that period's operating expense margin. The collective increase in operating expense margin of approximately 90 basis points was partially offset by the benefit of approximately 40 basis points from the elimination of royalty payments made to Mrs. Estee Lauder. We will continue to realize a period-to-period benefit from the elimination of these royalty payments, which ceased to accrue in April 2004.

Changes in advertising, sampling and merchandising spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

OPERATING RESULTS

Based on the growth of net sales and the decrease in our cost of sales, offset by the increase in our operating expense margin as previously discussed, operating income increased 4% or $6.8 million to $176.4 million as compared with the prior-year quarter. Operating margins were 11.5% of net sales in the current-year quarter as compared with 11.9% in the prior-year quarter.

PRODUCT CATEGORIES
Operating results improved 67% or $18.4 million in fragrance reflecting net sales from new and recently launched products as well as the strategic redeployment of advertising, merchandising and sampling to new and recently launched products in our skin care and makeup categories. Accordingly, operating income decreased 7% or $6.7 million in skin care and 6% or $6.0 million in makeup. To a lesser extent, these decreases also include a shift from the second quarter into the third quarter of costs related to certain gift-with-purchase programs. Hair care operating income increased 70% or $2.3 million reflecting improved results internationally, partially offset by an increase in operating expenses related to the growth of our business in the United States.

GEOGRAPHIC REGIONS
Operating income in the Americas increased 9% or $9.7 million to $112.5 million, primarily reflecting an improved performance in our fragrance product category, partially offset by lower results in our makeup and skin care product categories reflecting our emphasis on advertising and promotional spending behind new and recently launched products.

In Europe, the Middle East & Africa, operating income decreased 7% or $4.1 million to $53.1 million primarily due to lower results in the United Kingdom, France and Italy of approximately $8 million, collectively. Improved results in Spain and South Africa of approximately $6 million partially offset those decreases.

In Asia/Pacific, operating income increased 13% or $1.2 million to $10.8 million. This increase reflects higher results of approximately $6 million in Korea, Thailand, Australia and Taiwan, partially offset by lower results from Japan and Hong Kong of approximately $5 million.

                         THE ESTEE LAUDER COMPANIES INC.

INTEREST EXPENSE, NET

Net interest expense was $3.3 million as compared with $6.9 million in the prior-year period. The decrease in net interest expense was due primarily to a $4.0 million decrease in preferred stock dividends as a result of the redemption of $291.6 million aggregate principal amount of the 2015 Preferred Stock on June 10, 2004 and the reduction in the dividend rate on the remaining $68.4 million of the 2015 Preferred Stock.

PROVISION FOR INCOME TAXES

The provision for income taxes represents Federal, foreign, state and local income taxes. The effective rate for income taxes for the three months ended March 31, 2005 and 2004 was 37.4%. The effective rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. While there was no change in the overall effective rate between the two periods, the effective tax rate for the three months ended March 31, 2005 included an extra 100 basis points attributable to the anticipated full-year mix of global earnings, which was offset by the reduction in the amount of nondeductible preferred stock dividends of approximately 100 basis points.

The American Jobs Creation Act of 2004 ("AJCA") was enacted in October 2004. It includes a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (the "repatriation provision"), provided certain criteria are met. We are investigating the repatriation provision to determine whether we might repatriate extraordinary dividends, as defined in the AJCA, of up to $500 million during fiscal 2005 or fiscal 2006. We are currently evaluating all available U.S. Treasury guidance, as well as awaiting anticipated further guidance. We expect to complete this evaluation within a reasonable amount of time after additional guidance is published. We estimate the potential income tax effect of any such repatriation would be to record a tax liability based on the effective 5.25% rate provided by the AJCA. While it is anticipated that this liability will increase the overall effective rate for income taxes, the actual tax rate impact will only become determinable once further technical guidance has been issued.

DISCONTINUED OPERATIONS

In February 2004, we sold the assets and operations of our reporting unit that sold jane brand products. During the prior-year quarter, we recorded a loss of $1.8 million, net of tax, which represented additional costs associated with the sale and discontinuation of the business.

Nine Months Fiscal 2005 as Compared with Nine Months Fiscal 2004

NET SALES

Net sales increased 9% or $405.3 million to $4,792.6 million reflecting growth in all major product categories, led by makeup and skin care, and growth in all geographic regions, led by Europe, the Middle East & Africa. Excluding the impact of foreign currency translation, net sales increased 6%.

PRODUCT CATEGORIES
In order to meet the demands of consumers, we continually introduce new products, support new and established products through advertising, sampling and merchandising and phase out existing products that no longer meet the needs of our consumers. The economics of developing, producing and launching these new products influence our sales and operating performance each period.

                         THE ESTEE LAUDER COMPANIES INC.

SKIN CARE
Net sales of skin care products increased 10% or $155.8 million to $1,749.9 million. Approximately $121 million of this increase in sales was related to the introduction of Future Perfect Anti-Wrinkle Radiance Creme SPF 15 and new launches in the Perfectionist and Re-Nutriv product lines by Estee Lauder, new launches of Superdefense Triple Action Moisturizers SPF 25 and certain Repairwear products by Clinique and to the introduction of certain BeautyBank brands. Strong sales of The Lifting Face Serum & The Lifting Intensifier by La Mer and products in Clinique's 3-Step Skin Care System contributed approximately $25 million to the sales increase, combined. Partially offsetting these increases was a decrease of approximately $30 million in sales of Idealist Micro-D Deep Thermal Refinisher, the LightSource line of products and Perfectionist Correcting Serum for Lines/Wrinkles by Estee Lauder. Excluding the impact of foreign currency translation, skin care net sales increased 7%.

MAKEUP
Makeup net sales increased 13% or $213.0 million to $1,820.1 million, partially due to strong net sales of our makeup artist lines, which accounted for approximately $114 million of the increase. Our makeup artist lines benefited from new points of distribution both domestically and internationally and the success of recent product launches. In addition, approximately $106 million of the increase in sales was attributable to the recent launches of Superbalanced Compact Makeup SPF 20, Colour Surge Eye Shadow, Colour Surge Soft Shimmer and the Colour Surge Lip Lacquer line of products from Clinique, Tender Blush, AeroMatte Ultralucent Pressed Powder, Pure Color Eyeliner and Pure Color Lip Tint by Estee Lauder and the current period inclusion of net sales from American Beauty and Flirt!, which are the two BeautyBank brands with makeup lines. Also contributing to sales growth were increased sales of Lash XL Maximum Length Mascara and Pure Pops Brush-on Color by Estee Lauder and Perfectly Real Makeup and Colour Surge Bare Brilliance from Clinique of approximately $38 million, collectively. Partially offsetting these increases was a decrease of approximately $42 million of sales of the Glosswear line of products and the High Impact Mascara and High Impact Eye Shadow collections by Clinique as well as Pure Color Lip Vinyl and Ideal Matte Refinishing Makeup SPF 8 by Estee Lauder. Excluding the impact of foreign currency translation, makeup net sales increased 11%.

FRAGRANCE
Net sales of fragrance products increased 2% or $18.1 million to $999.0 million. The increase is due to approximately $138 million in sales generated by the recent launches of True Star from Tommy Hilfiger, DKNY Be Delicious and Be Delicious Men, Lauder Beyond Paradise Men from Estee Lauder, Happy To Be from Clinique and Donald Trump, the Fragrance. Partially offsetting the new product sales were decreases in sales of approximately $74 million of Aramis Life, Estee Lauder Beyond Paradise and Clinique Simply, which were launched in the prior-year period, and decreases in sales of approximately $50 million of Tommy, Tommy Jeans and Tommy Girl products from Tommy Hilfiger and Lauder Intuition Men from Estee Lauder. Excluding the impact of foreign currency translation, fragrance net sales decreased 1%.

HAIR CARE
Hair care net sales increased 13% to $202.0 million. This $22.9 million increase was due to sales growth from Aveda and Bumble and bumble products. Aveda net sales increased as a result of sales of new professional color products and the introduction of Air Control and Pure Abundance hair care products, while Bumble and bumble benefited from recent launches in its hair and scalp treatment line of products and the addition of new points of distribution. Excluding the impact of foreign currency translation, hair care net sales increased 12%.

The introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

GEOGRAPHIC REGIONS
Net sales in the Americas increased 7% or $171.2 million to $2,610.5 million. Our makeup artist brands in North America contributed approximately $65 million to the increase. In addition, higher net sales in Canada, higher sales from our hair care brands and the inclusion of BeautyBank products contributed approximately $75 million, collectively.

In Europe, the Middle East & Africa, net sales increased 13% or $181.3 million to $1,548.9 million primarily due to higher net sales in the United Kingdom, our travel retail business, Spain, South Africa, Germany and Portugal of approximately $138 million, collectively. We also benefited from the effect of favorable foreign currency exchange rates to the U.S. dollar. Excluding the impact of foreign currency translation, net sales in Europe, the Middle East & Africa increased 7%.

                         THE ESTEE LAUDER COMPANIES INC.

Net sales in Asia/Pacific increased 9% or $52.8 million to $633.2 million. This increase reflected higher net sales of approximately $44 million in China, Hong Kong, Australia and Taiwan, partially offset by lower sales in Japan of approximately $1 million. Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 5%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales increased to 26.0% from 25.9% reflecting unfavorable changes in exchange rates of approximately 10 basis points and the net change in the mix of our business within our geographic regions and product categories, as discussed above, of approximately 30 basis points. Partially offsetting these changes were favorable net changes in production and supply chain efforts of approximately 30 basis points, primarily driven by favorable material sourcing.

The higher price of oil is beginning to impact our cost of raw materials and componentry, however, we believe this will not have a material adverse effect on our cost of sales margin in the near future.

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

OPERATING EXPENSES

Operating expenses as a percentage of net sales were 62.3% and remained unchanged compared with the prior year. Our planned increase in advertising, merchandising and sampling for spring launches over the prior year of approximately 90 basis points was partially offset by our ongoing cost containment efforts to maintain expenses in line with our business needs of approximately 50 basis points. We also realized a benefit of approximately 40 basis points from the elimination of royalty payments made to Mrs. Estee Lauder. We will continue to realize a period-to-period benefit from the elimination of these royalty payments, which ceased to accrue in April 2004.

Changes in advertising, sampling and merchandising spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

OPERATING RESULTS

Based on the growth of net sales, increase in our cost of sales margin and our constant operating expense margin as previously discussed, operating income increased 9% or $43.9 million to $562.2 million as compared with the prior-year period. Operating margins were 11.7% of net sales in the current period as compared with 11.8% in the prior-year period.

PRODUCT CATEGORIES
Operating income increased 10% or $21.2 million in makeup and 8% or $21.2 million in skin care reflecting overall sales growth and sales of recently launched products. Operating results also increased 4% or $1.6 million in fragrance reflecting sales growth resulting from new and recently launched products. While we experienced significantly improved results in the fiscal 2005 third quarter due to these new launches, the fragrance business in the Americas continues to be soft. Hair care operating results increased 5% or $0.9 million reflecting the growth in net sales as previously discussed, partially offset by an increase in operating expenses related to the growth of our business in the United States.

GEOGRAPHIC REGIONS
Operating income in the Americas increased 8% or $21.5 million to $302.8 million. The current-period increase reflects strong sales in all of our product categories due to new and recently launched products as well as continued growth from our makeup artist brands.

                         THE ESTEE LAUDER COMPANIES INC.

In Europe, the Middle East & Africa, operating income increased 10% or $18.7 million to $212.4 million primarily due to improved results from the United Kingdom, South Africa, Spain and Switzerland of approximately $21 million, collectively, partially offset by lower results in Russia of approximately $3 million.

In Asia/Pacific, operating income increased 9% or $3.7 million to $47.0 million. This increase reflects improved results in Taiwan, Australia, Hong Kong and Thailand of approximately $10 million, collectively, partially offset by a decrease in operating income in China, where we continue to invest in new brand expansion and business opportunities, and in Japan of approximately $8 million, collectively.

INTEREST EXPENSE, NET

Net interest expense was $10.7 million as compared with $21.8 million in the prior-year period. The decrease in net interest expense was due primarily to a $13.8 million decrease in preferred stock dividends as a result of the redemption of $291.6 million aggregate principal amount of the 2015 Preferred Stock on June 10, 2004 and the reduction in the dividend rate on the remaining $68.4 million of the 2015 Preferred Stock. This improvement was partially offset by an increase in interest expense as a result of higher debt balances and, to a lesser extent, higher interest rates.

PROVISION FOR INCOME TAXES

The provision for income taxes represents Federal, foreign, state and local income taxes. The effective rate for income taxes for the nine months ended March 31, 2005 and 2004 was 37.4%. The effective rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. While there was no change in the overall effective rate between the two periods, the effective tax rate for the nine months ended March 31, 2005 included an extra 100 basis points attributable to the anticipated full-year mix of global earnings, which was offset by the reduction in the amount of nondeductible preferred stock dividends of approximately 100 basis points.

The AJCA was enacted in October 2004. It includes a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (the "repatriation provision"), provided certain criteria are met. We are investigating the repatriation provision to determine whether we might repatriate extraordinary dividends, as defined in the AJCA, of up to $500 million during fiscal 2005 or fiscal 2006. We are currently evaluating all available U.S. Treasury guidance, as well as awaiting anticipated further guidance. We expect to complete this evaluation within a reasonable amount of time after additional guidance is published. We estimate the potential income tax effect of any such repatriation would be to record a tax liability based on the effective 5.25% rate provided by the AJCA. While it is anticipated that this liability will increase the overall effective rate for income taxes, the actual tax rate impact will become determinable once further technical guidance has been issued.

DISCONTINUED OPERATIONS

In February 2004, we sold the assets and operations of our reporting unit that sold jane brand products. Prior to the sale of the business, we committed, in December 2003, to a plan to sell such assets and operations. At the time such decisions were made, circumstances warranted that we conduct an assessment of the tangible and intangible assets of this business. Based on this assessment, we determined that the carrying amount of these assets as reflected on our consolidated balance sheets exceeded their estimated fair value. Accordingly, we recorded an after-tax charge to discontinued operations of $33.1 million for the nine months ended March 31, 2004. The charge represents the impairment of goodwill in the amount of $26.4 million, the reduction in value of other tangible assets of $1.3 million, net of tax, and the operating loss of $5.4 million, net of tax, for the nine month period ended March 31, 2004. Included in the operating loss of the period were additional costs associated with the sale and discontinuation of the business.

                         THE ESTEE LAUDER COMPANIES INC.

FINANCIAL CONDITION
-------------------

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds historically have been cash flows from operations and borrowings under our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks in the United States and abroad. At March 31, 2005, we had cash and cash equivalents of $518.0 million compared with $611.6 million at June 30, 2004.

At March 31, 2005, our outstanding borrowings of $555.6 million included: (i) $238.4 million of 6% Senior Notes due January 2012 consisting of $250.0 million principal, unamortized debt discount of $0.8 million and a $10.8 million adjustment to reflect the fair value of an outstanding interest rate swap; (ii) $197.3 million of 5.75% Senior Notes due October 2033 consisting of $200.0 million principal and unamortized debt discount of $2.7 million; (iii) $68.4 million of 2015 Preferred Stock, which shares have a mandatory redemption date of June 30, 2015; (iv) a 3.0 billion Japanese yen term loan (approximately $28.5 million at the exchange rate at March 31, 2005), which is due in March 2006; (v) a 1.8 million Euro note (approximately $2.4 million at the exchange rate at March 31, 2005) payable semi-annually through February 2008 at a variable interest rate; (vi) $6.9 million of capital lease obligations; and (vii) $13.7 million of other short-term borrowings.

We have a $750.0 million commercial paper program under which we may issue commercial paper in the United States. Our commercial paper is currently rated A-1 by Standard & Poor's and P-1 by Moody's. Our long-term credit ratings are A+ with a stable outlook by Standard & Poor's and A1 with a stable outlook by Moody's. At March 31, 2005, we had no commercial paper outstanding. We also have an effective shelf registration statement covering the potential issuance of up to an additional $300.0 million in debt securities. As of March 31, 2005, we had an unused $400.0 million revolving credit facility, expiring on June 28, 2006, and $146.1 million in additional uncommitted credit facilities, of which $13.7 million was used.

Our business is seasonal in nature and, accordingly, our working capital needs vary. From time to time, we may enter into investing and financing transactions that require additional funding. To the extent that these needs exceed cash from operations, we could, subject to market conditions, issue commercial paper, issue long-term debt securities or borrow under the revolving credit facility.

Total debt as a percent of total capitalization was 23% at March 31, 2005 and 24% at June 30, 2004.

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

CASH FLOWS
Net cash provided by operating activities from continuing operations was $287.4 million during the nine months ended March 31, 2005 as compared with $550.7 million in the prior-year period. The reduction in cash flows provided by operating activities primarily reflected changes in other accrued liabilities, inventory and accounts receivable, net. The change in other accrued liabilities reflects significant deferred compensation and supplemental pension payments made to retired executives. The increase in inventory was primarily due to actual and anticipated sales levels, the building of safety stock in our new distribution center in Europe and, to a lesser extent, the inclusion of new points of distribution such as BeautyBank and new affiliate activities. Increased accounts receivable levels reflect overall sales growth in the current period and the timing of our receipt of customer payments, which occurred in the beginning of the fiscal 2005 fourth quarter. These reductions in cash flows provided by operating activities as compared with the prior-year period were partially offset by increased net earnings.

Net cash used for investing activities was $161.4 million during the nine months ended March 31, 2005 compared with $131.9 million in the prior-year period. For both periods the use of cash primarily reflected capital expenditures, which were higher during the current period.

                         THE ESTEE LAUDER COMPANIES INC.

Net cash used for financing activities was $228.4 million during the nine months ended March 31, 2005 compared to net cash provided by financing activities of $80.5 million in the prior-year period. This change from the prior-year period primarily reflected an increase in the acquisition of treasury stock and an increase in the annual common stock dividend paid to stockholders, partially offset by an increase in proceeds from the exercise of employee stock options. Additionally, $210.5 million of proceeds were received in the prior-year period from transactions associated with the issuance of long-term debt.

DIVIDENDS
On November 3, 2004, the Board of Directors declared an annual dividend of $.40 per share, or $90.1 million, on our Class A and Class B Common Stock, which was paid on December 28, 2004 to stockholders of record at the close of business on December 10, 2004. On November 5, 2003, the Board of Directors declared an annual dividend of $.30 per share on our Class A and Class B Common Stock, which was paid on January 6, 2004 to stockholders of record at the close of business on December 16, 2003. Dividends declared on the cumulative redeemable preferred stock were $0.6 million and $14.4 million for the nine months ended March 31, 2005 and 2004, respectively. The preferred stock dividends have been characterized as interest expense in the accompanying consolidated statements of earnings for the nine months ended March 31, 2005 and 2004.

SHARE REPURCHASE PROGRAM
We are authorized by the Board of Directors to repurchase up to 28.0 million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. As of March 31, 2005, the cumulative total of acquired shares pursuant to the authorization was
21.6 million, reducing the remaining authorized share repurchase balance to 6.4 million. During the first nine months of fiscal 2005, we purchased approximately
4.9 million shares for $217.1 million as outlined in the following table:


                                                                              Total Number of Shares         Maximum Number of
                                                                               Purchased as Part of       Shares that May Yet Be
                        Total Number of Shares       Average Price Paid         Publicly Announced          Purchased Under the
             Period            Purchased                 Per Share                  Program(1)                    Program
--------------------    -----------------------     ---------------------     -------------------------   ------------------------
          July 2004                           -                        -                             -           11,327,900
        August 2004                   1,275,700                   $43.03                     1,275,700           10,052,200
     September 2004                     750,000                    44.61                       750,000            9,302,200
       October 2004                           -                        -                             -            9,302,200
      November 2004                   2,222,300                    44.71                     2,222,300            7,079,900
      December 2004                                                    -                                          7,079,900
       January 2005                           -                        -                             -            7,079,900
      February 2005                     675,000                    43.58                       675,000            6,404,900
         March 2005                           -                        -                             -            6,404,900
                        -----------------------                               -------------------------
       Year-to-date                   4,923,000                    44.11                     4,923,000
                        =======================                               =========================

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

BUSINESS ACQUISITIONS
In July 2004, we acquired a majority equity interest in our former distributor in Portugal. The aggregate payments made through March 31, 2005 to acquire the distributor were funded by cash provided by operations and did not have a material effect on our results of operations or financial condition. In addition, we incurred debt and other long-term obligations of 4.6 million Euros associated with the acquisition (approximately $5.6 million at acquisition date exchange rates). The debt incurred is payable semi-annually through February 2008 at a variable interest rate.

                         THE ESTEE LAUDER COMPANIES INC.

DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
There have been no significant changes to our derivative financial instruments and hedging activities as discussed in our Annual Report on Form 10-K for the year ended June 30, 2004.

FOREIGN EXCHANGE RISK MANAGEMENT
We enter into forward exchange contracts to hedge anticipated transactions as well as receivables and payables denominated in foreign currencies for periods consistent with our identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on our costs and on the cash flows that we receive from foreign subsidiaries. Almost all foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions rated as strong investment grade by a major rating agency. We also enter into foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. The forward exchange contracts and foreign currency options entered into to hedge anticipated transactions have been designated as cash-flow hedges. As of March 31, 2005, these cash-flow hedges were highly effective, in all material respects.

As a matter of policy, we only enter into contracts with counterparties that have at least an "A" (or equivalent) credit rating. The counterparties to these contracts are major financial institutions. We do not have significant exposure to any one counterparty. Our exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss under these hedging contracts is remote and in any event would not be material to the consolidated financial results. The contracts have varying maturities through the end of June 2006. Costs associated with entering into such contracts have not been material to our consolidated financial results. We do not utilize derivative financial instruments for trading or speculative purposes. At March 31, 2005, we had foreign currency contracts in the form of forward exchange contracts and option contracts in the amount of $819.8 million and $136.2 million, respectively. The foreign currencies included in forward exchange contracts (notional value stated in U.S. dollars) are principally the Euro ($177.9 million), Swiss franc ($145.6 million), British pound ($132.7 million), Canadian dollar ($91.5 million), Australian dollar ($56.4 million) and Japanese yen ($47.5 million). The foreign currencies included in the option contracts (notional value stated in U.S. dollars) are principally the Japanese yen ($33.6 million), South Korean won ($26.3 million), Euro ($25.7 million) and Swiss franc ($25.3 million).

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

We have an interest rate swap agreement with a notional amount of $250.0 million to effectively convert fixed interest on the existing $250.0 million 6% Senior Notes to variable interest rates based on LIBOR. We designated the swap as a fair-value hedge. As of March 31, 2005, the fair-value hedge was highly effective, in all material respects.

MARKET RISK
Using the value-at-risk model, as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004, our average value-at-risk, calculated for the most recent twelve months, is $8.8 million related to our foreign exchange contracts. As of March 31, 2005, our average value-at-risk related to our interest rate contracts for the twelve month period for which these contracts were outstanding was $11.9 million. There have been no significant changes in market risk since June 30, 2004 that would have a material effect on our calculated value-at-risk exposure, as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

On December 21, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP No. 109-1"), and FASB Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP No. 109-2"). These staff positions provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. FSP No. 109-1 states that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a "special deduction" instead of a tax rate reduction. The special deduction for domestic manufacturing becomes effective for us in the first quarter of fiscal 2006. We believe this legislation and the provisions of FSP No. 109-1 will not have a significant impact on our effective tax rate. FSP No. 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. We are investigating the repatriation provision to determine whether it might repatriate extraordinary dividends, as defined in the AJCA, of up to $500 million during fiscal 2005 or fiscal 2006. We are currently evaluating all available U.S. Treasury guidance, as well as awaiting anticipated further guidance. We expect to complete this evaluation within a reasonable amount of time after additional guidance is published. We estimate the potential income tax effect of any such repatriation would be to record a tax liability based on the effective 5.25% rate provided by the AJCA. While it is anticipated that this liability will increase the overall effective rate for income taxes, the actual tax rate impact will only become determinable once further technical guidance has been issued.

In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"). This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost is measured according to the fair value of stock options. SFAS 123(R) will be effective for our first quarter of fiscal 2006. While we currently provide the pro forma disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," on a quarterly basis (see "Note 1 - Stock-Based Compensation"), we are currently evaluating the impact this statement will have on our consolidated financial statements. In March 2005, Staff Accounting Bulletin No. 107 ("SAB No. 107") was issued to provide guidance from the Securities and Exchange Commission to simplify some of the implementation challenges of SFAS No. 123(R) as this statement relates to the valuation of share-based payment arrangements for public companies. We will apply the principles of SAB No. 107 in conjunction with our adoption of SFAS 123(R).

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005. We believe the adoption of this statement will not have a material impact on our consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

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

          (8) changes in global or local conditions that could affect consumer purchasing, the willingness of consumers to travel, the financial strength of our customers or suppliers, our operations, the cost and availability of capital, which we may need for new equipment, facilities or acquisitions, the cost and availability of raw materials and the assumptions underlying our critical accounting estimates;

          (9) shipment delays, depletion of inventory and increased production costs resulting from disruptions of operations at any of the facilities which, due to consolidations in our manufacturing operations, now manufacture nearly all of our supply of a particular type of product (i.e., focus factories);

                         THE ESTEE LAUDER COMPANIES INC.

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

ITEM 4. CONTROLS AND PROCEDURES.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2005 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                         THE ESTEE LAUDER COMPANIES INC.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are involved in various routine legal proceedings incident to our business. In management's opinion, the outcome of pending legal proceedings, separately and in the aggregate, will not have a material adverse effect on our business or consolidated financial condition.

On March 30, 2005, the United States District Court for the Northern District of California entered a Final Judgment approving the settlement agreement we entered into in July 2003 with the plaintiffs, the other Manufacturer Defendants (as defined below) and the Department Store Defendants (as defined below) in a consolidated class action lawsuit that had been pending in the Superior Court of the State of California in Marin County since 1998. The time to appeal that judgment has not yet expired. Assuming no appeal, the Final Judgment will result in the plaintiffs' claims being dismissed, with prejudice, in their entirety in both the Federal and California actions. There was no finding or admission of any wrongdoing by the Company or any other defendant in this lawsuit. We entered into the settlement agreement solely to avoid protracted and costly litigation. In connection with the settlement agreement, the defendants, including the Company, will provide consumers with certain free products and pay the plaintiffs' attorneys' fees. To meet its obligations under the settlement, the Company took a special pre-tax charge of $22.0 million, or $13.5 million after tax, equal to $.06 per diluted common share in the fourth quarter of fiscal 2003. At March 31, 2005, the remaining accrual balance was $21.0 million. The charge did not have a material adverse effect on the Company's consolidated financial condition. In the Federal action, the plaintiffs, purporting to represent a class of all U.S. residents who purchased prestige cosmetics products at retail for personal use from eight department stores groups that sold such products in the United States (the "Department Store Defendants"), alleged that the Department Store Defendants, the Company and eight other manufacturers of cosmetics (the "Manufacturer Defendants") conspired to fix and maintain retail prices and to limit the supply of prestige cosmetics products sold by the Department Store Defendants in violation of state and Federal laws. The plaintiffs sought, among other things, treble damages, equitable relief, attorneys' fees, interest and costs.

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

In January 2004, the Portuguese Tax Administration issued a report alleging that our subsidiary had income subject to tax in Portugal for the three calendar years ended December 31, 2002. Our subsidiary has been operating in the Madeira Free Trade Zone since 1989 under license from the Madeira Development Corporation and, in accordance with such license and the laws of Portugal, the Company believes that its income is not subject to Portuguese income tax. In February 2004, the subsidiary filed an appeal of the finding in the report to the Portuguese Secretary of State for Fiscal Matters. The appeal is still pending. On December 20, 2004, the subsidiary received a notice of assessment from the Portuguese Tax Administration solely in respect of the calendar year ended December 31, 2000. The assessment, which includes interest, amounted to approximately 26 million Euros (approximately $34 million at the exchange rate at March 31, 2005). At the end of March 2005, the subsidiary filed an opposition to the assessment. Despite filing the opposition, the Portuguese Tax Administration could seek to collect on the assessment, in which case it may be necessary for us to provide a form of financial guarantee. While no assurance can be given as to the ultimate outcome in respect of the foregoing assessment or any additional assessments that may be issued for subsequent periods, management believes that the likelihood that the assessment or any future assessments ultimately will be upheld is remote.

                         THE ESTEE LAUDER COMPANIES INC.

                           PART II. OTHER INFORMATION

In December 2004, a plaintiff purporting to represent a nationwide class brought an action in the Superior Court of California for the County of San Diego. The complaint, as amended, names two of our subsidiaries and approximately 25 other defendants, including manufacturers and retailers. The plaintiff is seeking injunctive relief, restitution, and general, special and punitive damages for alleged violations of the California Unfair Competition Law, the California False Advertising Law, and for negligent and intentional misrepresentation. The purported class includes individuals "who have purchased skin care products from defendants that have been falsely advertised to have an 'anti-aging' or youth inducing benefit or effect." We intend to defend ourselves vigorously. While no assurance can be given as to the ultimate outcome, management believes that the resolution of this lawsuit will not have a material adverse effect on the Company's consolidated financial condition.

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

ITEM 6. EXHIBITS.

        Exhibit
        Number                          Description
        ------                          -----------

         10.1 Summary of Grant of Additional Target Bonus Opportunities to Daniel J. Brestle, Patrick Bousquet-Chavanne and Philip Shearer Reflecting Changes in Responsibilities (filed as
                    Item 1.01 to the Company's Current Report on Form 8-K on February 10, 2005). *+

         10.2       Employment Agreement with Daniel J. Brestle (filed as
                    Exhibit 10.2 to the Company's Current Report on Form 8-K/A on February 10, 2005). *+

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

_________________

*  Incorporated herein by reference.

+  Exhibit is a management contract or compensatory plan or arrangement.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               THE ESTEE LAUDER COMPANIES INC.



Date:  April 28, 2005                          By:   /s/ RICHARD W. KUNES
                                                   -----------------------------
                                                        Richard W. Kunes
                                                    Executive Vice President
                                                   and Chief Financial Officer
                                                    (Principal Financial and
                                                     Accounting Officer)

                         THE ESTEE LAUDER COMPANIES INC.

                               INDEX TO EXHIBITS


        Exhibit
        Number                          Description
        ------                          -----------

         10.1 Summary of Grant of Additional Target Bonus Opportunities to Daniel J. Brestle, Patrick Bousquet-Chavanne and Philip Shearer Reflecting Changes in Responsibilities (filed as
                    Item 1.01 to the Company's Current Report on Form 8-K on February 10, 2005). *+

         10.2       Employment Agreement with Daniel J. Brestle (filed as
                    Exhibit 10.2 to the Company's Current Report on Form 8-K/A on February 10, 2005). *+

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

_________________

*  Incorporated herein by reference.

+  Exhibit is a management contract or compensatory plan or arrangement.