Form 10-K
period 2005-06-30
ESTEE LAUDER COMPANIES INC
filed 2005-09-02
CIK 1001250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant was approximately $5.63 billion at December 31, 2004 (the last business day of the registrant’s most recently completed second quarter).*

At August 26, 2005, 134,412,507 shares of the registrant’s Class A Common Stock, $.01 par value, and 86,575,901 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

Documents Incorporated by Reference

Document	Where Incorporated

Proxy Statement for Annual Meeting of Stockholders to be held November 10, 2005	Part III

* Calculated by excluding all shares held by executive officers and directors of registrant and certain trusts without conceding that all such persons are “affiliates” of registrant for purposes of the Federal securities laws.

THE ESTÉE LAUDER COMPANIES INC.

Forward-Looking Statements and Risk Factors

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements include, without limitation, our expectations regarding sales, earnings or other future financial performance and liquidity, product introductions, entry into new geographic regions, information systems initiatives, new methods of sale and future operations or operating results.  Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot assure that actual results will not differ materially from our expectations.  Factors that could cause actual results to differ from expectations are described herein; in particular, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Information.”  In addition, there is a discussion of risks associated with an investment in our securities.  See “Item 1A. Risk Factors.”

PART I

Item 1.  Business.

The Estée Lauder Companies Inc., founded in 1946 by Estée and Joseph Lauder, is one of the world’s leading manufacturers and marketers of quality skin care, makeup, fragrance and hair care products.  Our products are sold in over 130 countries and territories under the following well-recognized brand names: Estée Lauder, Clinique, Aramis, Prescriptives, Origins, M•A•C, Bobbi Brown, La Mer, Aveda, Stila, Jo Malone, Bumble and bumble, Darphin, Rodan + Fields, American Beauty, Flirt!, Good Skin™, Donald Trump The Fragrance and Grassroots.  We are also the global licensee for fragrances and cosmetics sold under the Tommy Hilfiger, Donna Karan and Michael Kors brand names.  Each brand is distinctly positioned within the market for beauty products.

We are a pioneer in the cosmetics industry and believe we are a leader in the industry due to the global recognition of our brand names, our leadership in product innovation, our strong market position in key geographic markets and the consistently high quality of our products.  We sell our prestige products principally through limited distribution channels to complement the images associated with our brands.  These channels, encompassing over 20,000 points of sale, consist primarily of upscale department stores, specialty retailers, upscale perfumeries and pharmacies, prestige salons and spas and, to a lesser extent, freestanding company-owned stores and spas, our own and authorized retailer web sites, stores on cruise ships, television direct marketing, in-flight and duty-free shops.  We believe that our strategy of pursuing limited distribution strengthens our relationships with retailers, enables our brands to be among the best selling product lines at the stores and heightens the aspirational quality of our brands.

Beginning in fiscal 2005, we began to sell our newly developed brands, American Beauty, Flirt!, Good Skin™ and Grassroots at Kohl’s Department Stores.

In February 2004, we sold the assets and operations of our reporting unit that sold jane brand products.  We acquired the brand in October 1997.

We have been controlled by the Lauder family since the founding of our company.  Members of the Lauder family, some of whom are directors, executive officers and/or employees, beneficially own, directly or indirectly, as of August 26, 2005, shares of Class A Common Stock and Class B Common Stock having approximately 87.7% of the outstanding voting power of the Common Stock.

Unless the context requires otherwise, references to “we,” “us,” “our” and the “Company” refer to The Estée Lauder Companies Inc. and its subsidiaries.

Products

Skin Care - Our broad range of skin care products addresses various skin care needs for women and men.  These products include moisturizers, creams, lotions, cleansers, sun screens and self-tanning products, a number of which are developed for use on particular areas of the body, such as the face or the hands or around the eyes.  Skin care products accounted for approximately 37% of our net sales in fiscal 2005.

Makeup - We manufacture, market and sell a full array of makeup products, including lipsticks, mascaras, foundations, eyeshadows, nail polishes and powders.  Many of the products are offered in an extensive array of shades and colors.  We also sell related items such as compacts, brushes and other makeup tools.  Makeup products accounted for approximately 38% of our net sales in fiscal 2005.

Fragrance - We offer a variety of fragrance products for women and men.  The fragrances are sold in various forms, including eau de parfum sprays and colognes, as well as lotions, powders, creams and soaps that are based on a particular fragrance.  Fragrance products accounted for approximately 20% of our net sales in fiscal 2005.

Hair Care - Hair care products are offered mainly in salons and in freestanding retail stores and include hair color and styling products, shampoos, conditioners and finishing sprays.  In fiscal 2005, hair care products accounted for approximately 4% of our net sales.

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

Estée Lauder - Estée Lauder brand products, which have been sold since 1946, are positioned as luxurious, classic and aspirational.  We believe that Estée Lauder brand products are technologically advanced and innovative and have a worldwide reputation for excellence.  The broad product line principally consists of skin care, makeup and fragrance products that are presented in high quality packaging.  In April 2005, we announced a creative collaboration with the fashion designer, Tom Ford, pursuant to which he will collaborate with the Estée Lauder brand to create a Tom Ford for Estée Lauder collection to be launched in the 2005 holiday season and expanded for Spring 2006.

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

Aramis - We pioneered the marketing of prestige men’s grooming and skin care products and fragrances with the introduction of Aramis products in 1964.  Lab Series for Men, introduced by Aramis 17 years ago, offers the full range of advanced products for cleansing, shaving, treatment and body that are especially formulated to answer the unique needs of men’s skin.  Aramis continues to offer one of the broadest lines of prestige men’s products.

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

Origins - Origins was introduced in 1990.  It is positioned as a plant-based line of skin care, makeup and aromatherapy products that combine time-tested botanical ingredients with modern science to promote total well-being.  Origins sells its products at our freestanding Origins stores and through stores-within-stores (which are designed to replicate the Origins store environment within a department store), at traditional retail counters, in perfumeries and directly to consumers over the Internet.

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

American Beauty - Launched in 2004, the luxurious makeup and advanced skin care line celebrates the beauty of American style.  These products, which are sold in the United States at Kohl’s Department Stores and Kohls.com, have been developed to meet the needs of the modern American woman, with a straightforward makeup and skin care appeal.  We offer over 35 products and more than 150 shades.

Flirt! - Launched in 2004 and sold in the United States at Kohl’s Department Stores and Kohls.com, this makeup line is all about experimenting with color, pop culture and trends.  With over 250 shades of lips, eyes, cheeks and more “you can Flirt! with the possibilities.”

Good Skin™ - Launched in 2004 and sold in the United States at Kohl’s Department Stores and Kohls.com, this line of skin care products was created with the expertise of a dermatologist.  This line is color-coded for ease of use.  good skin, easy to choose, easy to use, doctor formulated for you. ™  We currently offer 73 products under the Good Skin™ brand.

Donald Trump The Fragrance - In September 2004, the Company announced that it joined forces with Donald Trump in a multi-year deal.  The agreement established Mr. Trump as the spokesperson for a new men’s fragrance called Donald Trump The Fragrance.

Grassroots - Introduced in 2005 and sold in the United States at Kohl’s Department Stores and Kohls.com, Grassroots offers a range of wholesome, naturally-sourced products that deliver extraordinary results to help care for you and your family.  This line’s seven product categories include face, body, hair, post-pregnancy, babies, kids and pets.

In addition to the foregoing brands, we manufacture and sell Kiton and Toni Gard products as a licensee.  We also have licenses from, and are developing products for, Sean John (announced in May 2004), Tom Ford (announced in April 2005) and Missoni (announced in May 2005) and an Origins license agreement to develop and sell products using the name of Dr. Andrew Weil (announced in October 2004).

Distribution

We sell our products principally through limited distribution channels to complement the images associated with our brands.  These channels include more than 20,000 points of sale in over 130 countries and territories and consist primarily of upscale department stores, specialty retailers, upscale perfumeries and pharmacies, prestige salons and spas and, to a lesser extent, freestanding company-owned stores and spas, our own and authorized retailer websites, stores on cruise ships, television direct marketing, in-flight and duty-free shops.

We maintain a dedicated sales force which sells to our retail accounts in North America and in the major overseas markets, such as Western Europe and Japan.  We have wholly-owned operations in over 30 countries, and controlling interests in joint ventures that operate in four other countries, through which we market, sell and distribute our products.  In certain countries, we sell our products through selected local distributors under contractual arrangements designed to protect the image and position of the brands.  In addition, we sell certain products in select domestic and international military locations and over the Internet.  For information regarding our net sales and long-lived assets by geographic region, see Note 17 of Notes to Consolidated Financial Statements, which is incorporated herein by reference.  Our net sales in the United States in fiscal 2005, 2004 and 2003 were $3,123.7 million, $2,928.7 million and $2,752.8 million, respectively.  Our long-lived assets in the United States at June 30, 2005, 2004 and 2003 were $425.5 million, $416.0 million and $420.1 million, respectively.

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

We principally sell Aveda products to third-party distributors and prestige salons and spas, cosmetology schools and specialty retailers and directly to consumers at our own freestanding Aveda Experience Centers and certain Aveda Institutes.  There are currently about 7,000 points of sale, primarily in the United States, that sell Aveda products.  Bumble and bumble products are principally sold to more than 1,900 independent salons, primarily in the United States.  Darphin products are principally sold through high-end independent pharmacies, principally in Europe, representing approximately 3,500 points of sale.

As part of our strategy to diversify our distribution, we have been selectively expanding the number of single-brand, freestanding stores that we own and operate.  The Origins, Aveda and M•A•C brands are the primary focus for this method of distribution.  At this time, we operate 445 single-brand, freestanding stores worldwide, the majority of which are in the United States, and expect that number to increase moderately over the next several years.

In fiscal 2005, we began to sell our newly developed brands, American Beauty, Flirt!, Good Skin™ and Grassroots.  The new products are available at about 600 Kohl’s Department Stores in the United States.

We sell some of our products directly to consumers over the Internet through our own websites (Estée Lauder, Clinique, Lab Series for Men, Prescriptives, Origins, M•A•C, Bobbi Brown, La Mer, Aveda, Stila, Jo Malone and Rodan + Fields), and through Gloss.com (Estée Lauder, Clinique, Lab Series for Men, Prescriptives, Origins, M•A•C, Bobbi Brown, La Mer, Stila, Jo Malone and Rodan + Fields).  Gloss.com is a joint venture in which we own a controlling majority interest.  Chanel, Inc. and Clarins (U.S.A.) Inc. became partners in the venture in August 2000 and Chanel and Clarins products are also available on the website.

As is customary in the cosmetics industry, our practice is to accept returns of our products from retailers if properly requested, authorized and approved.  In accepting returns, we typically provide a credit to the retailer against sales and accounts receivable from that retailer on a dollar-for-dollar basis.  In recognition of this practice, and in accordance with U.S. generally accepted accounting principles, we report sales levels on a net basis, which is computed by deducting the amount of actual returns received and an amount established for anticipated returns from gross sales.  As a percentage of gross sales, returns were 4.7%, 4.6% and 5.1% in fiscal 2005, 2004 and 2003, respectively.

Customers

Our strategy has been to build strong strategic relationships with selected retailers globally.  Senior management works with executives of our major retail accounts on a regular basis and we believe we are viewed as an important supplier to these customers.

For the fiscal years ended June 30, 2005, 2004 and 2003, our three largest customers accounted for 22%, 22% and 24%, respectively, of our net sales.  Individually no customer accounted for more than 10% of our net sales during fiscal 2005, 2004 or 2003.  Our two largest customers, Federated Department Stores, Inc. and The May Department Stores Company, merged on August 30, 2005.

Marketing

Our marketing strategy is built around our vision statement: “Bringing the Best to Everyone We Touch.”  Mrs. Estée Lauder formulated this marketing philosophy to provide high-quality service and products as the foundation for a solid and loyal consumer base.

Our marketing efforts focus principally on promoting the quality and benefits of our products.  Each of our brands is distinctively positioned, has a single global image, and is promoted with consistent logos, packaging and advertising designed to enhance its image and differentiate it from other brands.  We regularly advertise our products on television and radio, in upscale magazines and newspapers and through direct mail and photo displays at international airports.  In addition, our products receive extensive editorial coverage in prestige publications and other media worldwide.  Promotional activities and in-store displays are designed to introduce existing consumers to different products in the line and to attract new consumers.  Our marketing efforts also benefit from cooperative advertising programs with retailers, some of which are supported by coordinated promotions, such as purchase with purchase and gift with purchase.  At in-store counters, sales representatives offer personal demonstrations to market individual products as well as to provide education on basic skin care and makeup application.  We conduct extensive sampling programs and we pioneered gift with purchase as a sampling program.  We believe that the quality and perceived benefits of sample products have been effective inducements to purchases by new and existing consumers.

Starting with the launch of the Clinique website in 1996, we have used the Internet to educate and inform consumers about certain of our brands.  Currently, we have eighteen single-brand marketing sites, twelve of which have e-commerce capabilities, and Gloss.com, our majority-owned, multi-brand marketing and e-commerce site.

Most of our creative marketing work is done by in-house creative teams.  The creative staff designs and produces the sales materials, advertisements and packaging for all products in each brand.  Total advertising and promotional expenditures were $1,812.5 million, $1,612.0 million and $1,416.1 million for fiscal 2005, 2004 and 2003, respectively.  These amounts include expenses relating to purchase with purchase and gift with purchase promotions that are reflected in net sales and cost of sales.

Our marketing and sales executives spend considerable time in the field meeting with consumers and key retailers and consulting with sales representatives at the points of sale.  These include Estée Lauder Beauty Advisors, Clinique Consultants, Aramis Selling Specialists, Prescriptives Analysts, Origins Guides and M•A•C Makeup Artists.

Information Systems

Information systems support business processes including product development, marketing, sales, order processing, production, distribution and finance.  Of the many systems currently being utilized, the most significant to our business needs are: (i) a centralized data repository of essential attributes for each of the products we offer, or plan to offer, which enables us to globally manufacture and market products of consistent quality; (ii) a sales analysis system to track weekly sales at the stock keeping unit (SKU) level at most significant retail sales locations (i.e., sell-through data), increasing our understanding of consumer preferences and enabling us to coordinate more effectively our product development, manufacturing and marketing strategies; (iii) an automated replenishment system with many of our key domestic customers, allowing us to replenish inventories for individual points of sale automatically, with minimal paperwork; and (iv) an inventory management system to provide us with a global view of finished goods availability relative to actual requirements, facilitating inventory control and distribution for both existing product lines and new product launches.

The efficiencies provided by these systems have resulted in increased sales, fewer out-of-stocks and reduced retail inventories.  We expect that these systems will continue to provide inventory and sales efficiencies in the short and medium terms.  As part of our long-term effort to enhance these efficiencies, we are implementing enterprise-wide global programs that we expect will deliver a single set of integrated data, processes and technologies, which would be scalable and used to standardize business processes across brands, operating units and sales affiliates.

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

We maintain ongoing research and development programs at our facilities in Melville, New York; Oevel, Belgium; Petersfield, U.K.; Tokyo, Japan; Markham, Ontario; Blaine, Minnesota; and Colombes, France.  We are also in the process of opening a research center in Shanghai, China.  Construction of the Shanghai research and development center started in June 2005 and we expect to have operations running by the latter part of 2005.  As of June 30, 2005, we had approximately 430 employees engaged in research and development.  Research and development expenditures totaled $72.3 million, $67.2 million and $60.8 million in fiscal 2005, 2004 and 2003, respectively.  Our research and development group makes significant contributions toward improving existing products and developing new products and provides ongoing technical assistance and know-how to our manufacturing activities.  The research and development group has had long-standing working relationships with several U.S. and international medical and educational facilities, which supplement internal capabilities.  We do not conduct animal testing of our products.

Manufacturing, Warehousing and Raw Materials

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

We have established a global distribution network designed to meet the changing demands of our customers while maintaining service levels.  We are continuously evaluating and restructuring this physical distribution network.  We intend to establish regional inventory centers strategically positioned throughout the world in order to facilitate timely delivery of our products to our customers.

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

Our principal competitors among manufacturers and marketers of skin care, makeup, fragrance and hair care products include:

•                  L’Oreal S.A., which markets Lancôme, Ralph Lauren, Giorgio Armani, Garnier, L’Oreal, Maybelline, Biotherm, Helena Rubinstein, Redken, Matrix, Kiehl’s Since 1851, Shu Uemura, SkinCeuticals and other brands;

•                  Unilever N.V., which markets Dove, Pond’s, Thermasilk, Vaseline Intensive Care and other brands;

•                  The Procter & Gamble Company, which markets Cover Girl, Olay, Giorgio Beverly Hills, Hugo Boss, Rochas, Escada, Lacoste, Max Factor, Vidal Sassoon, Pantene, Clairol, Wella, Valentino, Gucci, Sebastian, Aussie and other brands;

•                  Beiersdorf AG, which markets Nivea, Eucerin, La Prairie, Juvena and other brands;

•                  Avon Products Inc., a direct marketer of Avon Color, Anew, Skin-so-soft, mark, Avon Wellness, and beComing, and other products;

•                  Shiseido Company, Ltd., which markets Shiseido, Clé de Peau Beauté, Zirh, Nars, Decléor, Issey Miyake, Jean Paul Gaultier, Helene Curtis, Za and other brands;

•                  LVMH Moët Hennessey Louis Vuitton (“LVMH”), which markets Christian Dior, Kenzo, Givenchy, Guerlain, Benefit, Make Up For Ever, Fresh, Aqua di Parma and other brands;

•                  Coty, Inc., which markets Lancaster, Davidoff, Isabella Rossellini, Rimmel, Astor, Adidas, The Healing Garden, Chopard, Jennifer Lopez, Kenneth Cole, Marc Jacobs, Sarah Jessica Parker, David and Victoria Beckham, Stetson, Calvin Klein, Cerruti, Vera Wang and other brands;

•                  Revlon, Inc., which markets Revlon, Almay, Ultima II and other brands;

•                  Chanel, Inc.;

•                  Clarins S.A., which markets Clarins, Azzaro, Lacoste, Thierry Mugler and other brands; and

•                  Elizabeth Arden, Inc., which markets Elizabeth Arden, Elizabeth Taylor fragrances, Geoffrey Beene,  Halston, Britney Spears and other brands.

We also face competition from retailers that have developed their own brands, such as:

•                  Gap Inc., which markets The Gap and Banana Republic products;

•                  Limited Brands Inc., which markets Victoria’s Secret Beauty and Bath and Body Works; and

•                  Sephora.

Some retailers have acquired brands, such as Neiman Marcus Group, which acquired Laura Mercier.

Some of our competitors also have ownership interests in retailers that are customers of ours.  For example, LVMH has interests in DFS Group LTD, Miami Cruiseline Services, Le Bon Marché, la Samaritaine, eLuxury and Sephora.

Trademarks, Patents and Copyrights

The trademarks used in our business include the brand names Estée Lauder, Clinique, Aramis, Prescriptives, Origins, Tommy Hilfiger, Donna Karan New York, DKNY, M•A•C, Bobbi Brown, La Mer, Aveda, Stila, Jo Malone, Bumble and bumble, Darphin, Michael Kors and Rodan + Fields and the names of many of the products sold under these brands.  We own the material trademark rights used in connection with the manufacturing, marketing and distribution of most of our major products both in the United States and in the other principal countries where such products are sold.  We are the exclusive worldwide licensee for fragrances, cosmetics and related products for Tommy Hilfiger, Donna Karan New York, DKNY, Michael Kors and Donald Trump The Fragrance, and we are in the process of developing products under licenses from Sean John, Tom Ford and Missoni and an Origins license agreement to develop and sell products using the name of Dr. Andrew Weil.  Trademarks for our principal products are registered in the United States and in most of the countries in which such products are sold.  We consider the protection of our trademarks to be important to our business.

A number of our products incorporate patented or patent-pending formulations or packaging.  In addition, several products are covered by design patents, patent applications or copyrights.  While we consider these patents and copyrights, and the protection thereof, to be important, no single patent or copyright is considered material to the conduct of our business.

Employees

At June 30, 2005, we had approximately 23,700 full-time employees worldwide (including sales representatives at points of sale who are employed by us), of whom approximately 11,300 are employed in the United States and Canada.  None of our employees in the United States is covered by a collective bargaining agreement.  In certain other countries a limited number of employees are covered by a works council agreement or other syndicate arrangements.  We believe that relations with our employees are good.  We have never encountered a material strike or work stoppage in the United States or in any other country where we have a significant number of employees.

Government Regulation

We and our products are subject to regulation by the Food and Drug Administration and the Federal Trade Commission in the United States, as well as by various other Federal, state, local and international regulatory authorities and the regulatory authorities in the countries in which our products are produced or sold.  Such regulations principally relate to the ingredients, labeling, packaging and marketing of our products.  We believe that we are in substantial compliance with such regulations, as well as with applicable Federal, state, local and international and other countries’ rules and regulations governing the discharge of materials hazardous to the environment.  There are no significant capital expenditures for environmental control matters either planned in the current year or expected in the near future.  Along with other unrelated parties, we have been named as a potentially responsible party by the Office of the Attorney General of the State of New York with regard to a landfill in Long Island, New York.  See “Item 3. Legal Proceedings.”

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

Corporate Governance Guidelines and Code of Conduct

The Board of Directors has developed corporate governance practices to help it fulfill its responsibilities to stockholders in providing general direction and oversight of management.  These practices are set forth in our Corporate Governance Guidelines.  We also have a Code of Conduct (“Code”) applicable to all employees, officers and directors of the Company, including, without limitation, the Chief Executive Officer, the Chief Financial Officer and other senior financial officers.  These documents, as well as any waiver of a provision of the Code granted to any senior officer or director or material amendment to the Code, if any, may be found in the “Investors” section of our website: www.elcompanies.com under the heading “Corporate Governance.”  Stockholders may also contact Investor Relations at 767 Fifth Avenue, New York, New York 10153 or call 800-308-2334 to obtain a hard copy of these documents without charge.

Executive Officers

The following table sets forth certain information with respect to our executive officers:

Name	Age	Position(s) Held
Malcolm Bond	55	Executive Vice President – Global Operations
Patrick Bousquet-Chavanne	47	Group President
Daniel J. Brestle	60	Group President and Chief Operating Officer
Amy DiGeso	53	Senior Vice President – Global Human Resources
Harvey Gedeon	62	Executive Vice President – Research and Development
Richard W. Kunes	52	Executive Vice President and Chief Financial Officer
Evelyn H. Lauder	69	Senior Corporate Vice President
Leonard A. Lauder	72	Chairman of the Board of Directors
Ronald S. Lauder	61	Chairman of Clinique Laboratories, Inc. and a Director
William P. Lauder	45	President and Chief Executive Officer and a Director
Sara E. Moss	58	Executive Vice President – General Counsel and Secretary
Cedric Prouvé	45	Group President, International
Philip Shearer	52	Group President
Sally Susman	43	Executive Vice President, Global Communications

Malcolm Bond became Executive Vice President – Global Operations in July 2004.  In this role, he directs Global Procurement, Manufacturing and Logistics, as well as Information Systems, Packaging, Quality Assurance, Merchandising Design and Development, Corporate Store Design Operations, Employee Health and Safety and Retail Store Operations for all of our brands.  From January 2001 through June 2004, Mr. Bond was Senior Vice President – Global Manufacturing and Distribution.  From January 1999 to January 2001, he was Senior Vice President, Manufacturing, during which time his responsibilities also included corporate engineering and supply chain.  From September 1997 to January 1999, he was Vice President, Focus Factories, responsible for all of our factory operations.  Mr. Bond joined us in September 1995 as General Manager of our U.K. manufacturing operations, with responsibility for South African and Australian operations as well.  Prior to joining us, Mr. Bond was responsible for European Operations at the Alberto-Culver Company and, prior to that, was Vice President, Operations for Europe, Middle East and Africa for Revlon, Inc. from April 1979 until October 1992.

Patrick Bousquet-Chavanne became Group President, The Estée Lauder Companies Inc., in July 2001.  Since January 2005, he has been directing the Aramis and Designer Fragrances division – including Aramis, Tommy Hilfiger, Donna Karan, Michael Kors and Donald Trump The Fragrance, as well as Bobbi Brown, Stila, Darphin, Rodan + Fields and the Fashion Group.  From 2001 to 2004, he directed Estée Lauder, M·A·C and the Aramis and Designer Fragrances Division.  From 1998 to 2001, he was the President of Estee Lauder International, Inc. (“ELII”).  From 1992 to 1996, Mr. Bousquet-Chavanne was Senior Vice President – General Manager/Travel Retailing of ELII.  From 1989 to 1992, he was Vice President and General Manager of Aramis International, a division of ELII.  From 1996 to 1998, he was Executive Vice President/General Manager International Operations of Parfums Christian Dior S.A., based in Paris.  Mr. Bousquet-Chavanne is a director of Brown-Forman Corporation.

Daniel J. Brestle was appointed Chief Operating Officer, The Estée Lauder Companies Inc., in January 2005.  In this role, he is responsible for our Global Operations and Research and Development worldwide, and oversees the Estée Lauder, Jo Malone, La Mer, M·A·C and Prescriptives brands, and our BeautyBank division.  Since July 2001, Mr. Brestle had been Group President, The Estée Lauder Companies Inc., with global responsibility for our specialty brands, including Aveda, Bobbi Brown, Bumble and bumble, Darphin, Jo Malone, La Mer, Prescriptives, Rodan + Fields and Stila.  He also oversaw the launch of BeautyBank and its first four brands, American Beauty, Flirt!, Good Skin™ and Grassroots, which are sold exclusively by Kohl’s in the United States.  From July 1998 through June 2001, he was President of Estée Lauder (USA & Canada).  Prior to July 1998, he was President of Clinique Laboratories, Inc. and had been the senior officer of that division since 1992.  From 1988 through 1992, he was President of Prescriptives U.S.A.  Mr. Brestle joined us in 1978.  He is a director of Abercrombie & Fitch Co.

Amy DiGeso became Senior Vice President, Global Human Resources in May 2005.  She was Senior Partner – Global Human Resource in charge of the Human Resources Department at PriceWaterhouseCoopers LLP from May 2001 through June 2003.  From April 1999 through April 2001, Ms. DiGeso was President of the Popular Club Plan, a direct sales subsidiary of Federated Department Stores, and from May 1992 through December 1998, she served in various executive capacities at Mary Kay, Inc., including Chief Executive Officer from November 1996 through December 1998.  Since June 2003, Ms. DiGeso is engaged in various philanthropic activities.

Harvey Gedeon became Executive Vice President, Research and Development in July 2004.  From January 2000 to July 2004, he was Senior Vice President – Research and Development.  Prior to joining us in January 2000, Mr. Gedeon was Executive Vice President and General Manager, Research and Development and Quality Assurance for Revlon, Inc. from 1997 through 1999.

Richard W. Kunes became Executive Vice President and Chief Financial Officer in November 2004.  Prior thereto, he was Senior Vice President and Chief Financial Officer since October 2000.  He joined us in 1986 and served in various finance-related positions until November 1993, when he was named Vice President – Operations Finance Worldwide.  From January 1998 through September 2000, Mr. Kunes was Vice President – Financial Administration and Corporate Controller.  Prior to joining us, he held finance and controller positions at the Colgate-Palmolive Company.  Mr. Kunes is on the Board of Directors of Make-a-Wish Foundation of Suffolk County, NY, Inc.

Evelyn H. Lauder has been Senior Corporate Vice President since 1989, and previously served as Vice President and in other executive capacities since first joining us in 1959 as Education Director.  She is a member of the Board of Overseers, Memorial Sloan-Kettering Cancer Center, a member of the Boards of Trustees of Central Park Conservancy, Inc. and The Trinity School in New York City (Trustee Emirata), a member of the Board of Directors of New Yorkers for Parks, an Honorary Board Member of Cold Spring Harbor Laboratories and the Founder and Chairman of The Breast Cancer Research Foundation.

Leonard A. Lauder has been Chairman of the Board of Directors since 1995.  He served as our Chief Executive Officer from 1982 through 1999 and President from 1972 until 1995.  Mr. Lauder formally joined us in 1958 after serving as an officer in the United States Navy.  Since joining, he has held various positions, including executive officer positions other than those described above.  He is Chairman of the Board of Trustees of the Whitney Museum of American Art, a Charter Trustee of the University of Pennsylvania and a Trustee of The Aspen Institute.  He also served as a member of the White House Advisory Committee on Trade Policy and Negotiations under President Reagan.

Ronald S. Lauder has served as Chairman of Clinique Laboratories, Inc. since returning from government service in 1987.  He was Chairman of Estee Lauder International, Inc. from 1987 through 2002.  Mr. Lauder joined us in 1964 and has held various positions, including those described above, since then.  From 1983 to 1986, Mr. Lauder was Deputy Assistant Secretary of Defense for European and NATO Affairs.  From 1986 to 1987, he served as U.S. Ambassador to Austria.  He is non-executive Chairman of the Board of Directors of Central European Media Enterprises Ltd.  He is also Chairman of the Board of Trustees of the Museum of Modern Art.

William P. Lauder became President and Chief Executive Officer in July 2004.  From January 2003 through June 2004, he served as Chief Operating Officer.  From July 2001 until December 2002 he served as Group President responsible for the worldwide business of Clinique and Origins and our retail store and On-line operations.  From 1998 to 2001, he was President of Clinique Laboratories, Inc.  Prior to 1998, he was President of Origins Natural Resources Inc. and had been the senior officer of that division since its inception in 1990.  Prior thereto, he served in various positions since joining us in 1986.  He is a member of the Board of Trustees of The University of Pennsylvania and The Trinity School in New York City and the Boards of Directors of The Fresh Air Fund, the 92nd Street Y, Survivors of the SHOAH Visual History Foundation and the Partnership for New York City.  Mr. Lauder is a director of True Temper Sports, Inc.

Sara E. Moss became Executive Vice President in November 2004.  She joined us as Senior Vice President, General Counsel and Secretary in September 2003.  She was Senior Vice President and General Counsel of Pitney Bowes Inc. from 1996 to February 2003, and Senior Litigation Partner for Howard, Smith & Levin (now part of Covington & Burling) in New York from 1984 to 1996.  Prior to 1984, Ms. Moss served as an Assistant United States Attorney in the Criminal Division in the Southern District of New York, was an associate at the law firm of Davis, Polk & Wardwell and was Law Clerk to the Honorable Constance Baker Motley, a U.S. District Judge in the Southern District of New York.

Cedric Prouvé became Group President, International, effective January 2003.  He is responsible for sales and profits in all markets outside of North America and for all of the activities of our sales affiliates and distributor relationships worldwide.  He also oversees our travel retail business.  From August 2000 through 2002 he was the General Manager of our Japanese sales affiliate.  From January 1997 to August 2000, he was Vice President, General Manager, Travel Retail.  He started with us in 1994 as General Manager, Travel Retailing – Asia Pacific Region and was given the added responsibility of General Manager of our Singapore affiliate in 1995.  Prior to joining us he spent time with L’Oreal serving in sales and management positions of increasing responsibility in the Americas and Asia/Pacific.

Philip Shearer became Group President responsible for Clinique, Origins and our On-line operations in January 2003.  In 2005, he added responsibility for Aveda and Bumble and bumble.  He joined us as Group President, International in September 2001.  Prior thereto, from 1998 to 2001, he was President of the Luxury Products Division of L’Oreal U.S.A., which included Lancôme, Helena Rubinstein, Ralph Lauren fragrances, Giorgio Armani and Kiehl’s Since 1851.  He served in various positions at L’Oreal from 1987, including management positions in the United Kingdom and in Japan.

Sally Susman became Executive Vice President in December 2004.  Prior thereto, she was Senior Vice President – Global Communications since September 2000 and remains responsible for all media relations, internal communications and consumer relations for the Company and its brands.  Prior to joining us, Ms. Susman held several high-level communications and government relations positions at American Express Company from 1990 to 1993 and 1995 to 2000.  From 1993 to 1995, she was the Deputy Assistant Secretary for Legislative Affairs at the U.S. Department of Commerce.  Ms. Susman is a Commissioner on the New York City Commission on Women’s Issues and is a member of the Boards of Directors of Parsons School of Design and The National Partnership for Women and Families and is a Trustee of Connecticut College.  Ms. Susman is a trustee of Equity Office Properties Trust.

Each executive officer serves for a one-year term ending at the next annual meeting of the Board of Directors, subject to his or her applicable employment agreement and his or her earlier death, resignation or removal.

Item 1A.  Risk Factors.

There are risks associated with an investment in our securities, including:

The beauty business is highly competitive, and if we are unable to compete effectively our results will suffer.

We face vigorous competition from companies throughout the world, including multinational consumer product companies.  Some of these competitors have greater resources than we do.  Competition in the beauty business is based on pricing of products, innovation, perceived value, service to the consumer, promotional activities, advertising, special events, new product introductions, electronic commerce initiatives and other activities.  It is difficult for us to predict the timing and scale of our competitors’ actions in these areas.  Also, the trend toward consolidation in the retail trade, particularly in developed markets such as the United States and Western Europe, has resulted in us becoming increasingly dependent on key retailers, including large-format retailers, who have increased their bargaining strength.  Our ability to compete also depends on the continued strength of our brands, our ability to attract and retain key talent, the efficiency of our manufacturing facilities and distribution network, and our ability to protect our intellectual property.  Our failure to continue to compete effectively in countries around the world could have an adverse impact on our business.

Our inability to anticipate and respond to market trends and changes in consumer preferences could adversely affect our financial results.

Our continued success depends on our ability to anticipate, gauge and react in a timely and cost-effective manner to changes in consumer tastes for skin care, makeup, fragrance and hair care products as well as to where and how consumers shop for those products.  We must continually work to develop, produce and market new products, maintain and enhance the recognition of our brands, achieve a favorable mix of products, and refine our approach as to how and where we market and sell our products.  While we devote considerable effort and resources to shape, analyze and respond to consumer preferences, we recognize that consumer tastes cannot be predicted with certainty and can change rapidly.  If we are unable to anticipate and respond to trends in the market for cosmetics products and changing consumer demands, our financial results will suffer.

A general economic downturn or sudden disruption in business conditions may affect consumer purchases of discretionary items, which could adversely affect our financial results.

The general level of consumer spending is affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs, and consumer confidence generally, all of which are beyond our control.  Consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products.  In addition, sudden disruptions in business conditions, for example, as a consequence of events such as the outbreak of SARs in 2003 or those that are currently taking place in the Middle East, or as a result of a terrorist attack similar to the events of September 11, 2001 in the United States or the July 2005 events in the United Kingdom, including further attacks, retaliation and the threat of further attacks or retaliation can have a short and, sometimes, long-term impact on consumer spending.  Events that impact consumers’ willingness to travel may impact our travel retail business, which is a significant contributor to our overall results.  A downturn in the economies in which we sell our products or a sudden disruption of business conditions in those economies could adversely affect our sales.

Changes in laws, regulations and polices that affect our business could adversely affect our financial results.

Our business is subject to numerous laws, regulations and policies.  Changes in the laws, regulations and policies that affect, or will affect, our business, including changes in accounting standards, tax laws and regulations, trade rules and customs regulations, and the outcome and expense of legal or regulatory proceedings, and any action we may take as a result could adversely affect our financial results.

We are subject to risks related to our international operations.

We operate on a global basis, with approximately 51% of our fiscal 2005 net sales generated outside the United States.  We maintain offices in over 30 countries and have key operational facilities located outside the United States that manufacture goods for sale throughout the world.  Foreign operations are subject to many risks and uncertainties, including but not limited to:

•                  fluctuations in foreign currency exchange rates, which can affect our results of operations; the value of our foreign assets; the relative prices at which we and foreign competitors sell products in the same markets; and the cost of certain items required in our operations;

•                  changes in foreign laws, regulations and policies, including restrictions on trade, import and export license requirements, and tariffs and taxes, as well as changes in United States laws and regulations relating to foreign trade and investment; and

•                  geopolitical conditions, such as terrorist attacks, war or other military action.

These risks could have a material adverse effect on our business, prospects, results of operations and financial condition.

A disruption in operations could adversely affect our business and financial results.

As a company engaged in manufacturing and distribution on a global scale, we are subject to the risks inherent in such activities, including industrial accidents, environmental events, strikes and other labor disputes, disruptions in logistics or information systems, loss or impairment of key manufacturing sites, product quality control, safety, licensing requirements and other regulatory issues, as well as natural disasters and other external factors over which we have no control.  If such an event were to occur, it could have an adverse affect on our business and financial results.

Item 1B.  Unresolved Staff Comments.

As of the filing of this annual report on Form 10-K, there were no unresolved comments from the Staff of the Securities and Exchange Commission.

Item 2.  Properties.

The following table sets forth our principal owned and leased manufacturing and research and development facilities as of August 26, 2005.  The leases expire at various times through 2020 subject to certain renewal options.

Location	Use	Approximate Square Footage

The Americas
Melville, New York (owned)	Manufacturing	300,000
Melville, New York (owned)	R&D	78,000
Blaine, Minnesota (owned)	Manufacturing and R&D	275,000
Oakland, New Jersey (leased)	Manufacturing	148,000
Bristol, Pennsylvania (leased)	Manufacturing	67,000
Agincourt, Ontario, Canada (owned)	Manufacturing	96,000
Markham, Ontario, Canada (leased)	Manufacturing	58,000
Markham, Ontario, Canada (leased)	R&D	26,000
Markham, Ontario, Canada (leased)	Manufacturing	79,000

Europe, the Middle East & Africa
Oevel, Belgium (owned)	Manufacturing	113,000
Oevel, Belgium (owned)	R&D	2,000
Petersfield, England (owned)	Manufacturing	225,000
Lachen, Switzerland (owned)	Manufacturing	53,000

Asia/Pacific
Tokyo, Japan (leased)	R&D	4,000

We own, lease and occupy numerous offices, assembly and distribution facilities and warehouses in the United States and abroad.  We consider our properties to be generally in good condition and believe that our facilities are adequate for our operations and provide sufficient capacity to meet anticipated requirements.  We lease approximately 343,000 square feet of rentable space for our principal offices in New York, New York and own an office building of approximately 57,000 square feet in Melville, New York.  As of August 26, 2005, we operated 518 freestanding retail stores, including 17 for the Estée Lauder brand, 19 for Clinique, 131 for Origins, 124 for M•A•C, 140 for Aveda, 1 for Bobbi Brown, 8 for Jo Malone, 2 for Bumble and bumble, 3 for Stila and 73 multi-brand stores.

Item 3. Legal Proceedings.

We are involved, from time to time, in litigation and other legal proceedings incidental to our business.  Management believes that the outcome of current litigation and legal proceedings will not have a material adverse effect upon our results of operations or financial condition.  However, management’s assessment of our current litigation and other legal proceedings could change in light of the discovery of facts with respect to legal actions or other proceedings pending against us not presently known to us or determinations by judges, juries or other finders of fact which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or proceedings.

On March 30, 2005, the United States District Court for the Northern District of California entered into a Final Judgment approving the settlement agreement we entered into in July 2003, with the plaintiffs, the other Manufacturer Defendants (as defined below) and the Department Store Defendants (as defined below) in a consolidated class action lawsuit that had been pending in the Superior Court of the State of California in Marin County since 1998.  On April 29, 2005, notices of appeal were filed by representatives of two members of the purported class of consumers.  If the appeal is resolved satisfactorily, the Final Judgment will result in the plaintiffs’ claims being dismissed, with prejudice, in their entirety in both the Federal and California actions.  There has been no finding or admission of any wrongdoing by us in this lawsuit.  We entered into the settlement agreement solely to avoid protracted and costly litigation.  In connection with the settlement agreement, the defendants, including the Company, will provide consumers with certain free products and pay the plaintiffs’ attorneys’ fees.  To meet its obligations under the settlement, we took a special pre-tax charge of $22.0 million, or $13.5 million after-tax, equal to $.06 per diluted common share in the fourth quarter of fiscal 2003.  At June 30, 2005, the remaining accrual balance was $17.2 million.  The charge did not have a material adverse effect on our consolidated financial condition.  In the Federal action, the plaintiffs, purporting to represent a class of all U.S. residents who purchased prestige cosmetics products at retail for personal use from eight department stores groups that sold such products in the United States (the “Department Store Defendants”), alleged that the Department Store Defendants, the Company and eight other manufacturers of cosmetics (the “Manufacturer Defendants”) conspired to fix and maintain retail prices and to limit the supply of prestige cosmetics products sold by the Department Store Defendants in violation of state and Federal laws.  The plaintiffs sought, among other things, treble damages, equitable relief, attorneys’ fees, interest and costs.

In 1998, the Office of the Attorney General of the State of New York (the “State”) notified the Company and ten other entities that they are potentially responsible parties (“PRPs”) with respect to the Blydenburgh landfill in Islip, New York.  Each PRP may be jointly and severally liable for the costs of investigation and cleanup, which the State estimates to be $16 million for all PRPs.  In 2001, the State sued other PRPs (including Hickey’s Carting, Inc., Dennis C. Hickey and Maria Hickey, collectively the “Hickey Parties”), in the U.S. District Court for the Eastern District of New York to recover such costs in connection with the site, and in September 2002, the Hickey Parties brought contribution actions against the Company and other Blydenburgh PRPs.  These contribution actions seek to recover, among other things, any damages for which the Hickey Parties are found liable in the State’s lawsuit against them, and related costs and expenses, including attorneys’ fees.  In June 2004, the State added the Company and other PRPs as defendants in its pending case against the Hickey Parties.  The Company and certain other PRPs have engaged in settlement discussions which to date have been unsuccessful.  We have accrued an amount which we believe would be necessary to resolve our share of this matter.  If settlement discussions are not successful, we intend to vigorously defend the pending claims.  While no assurance can be given as to the ultimate outcome, management believes that the resolution of the Blydenburgh matters will not have a material adverse effect on our consolidated financial condition.

In January 2004, the Portuguese Tax Administration issued a report alleging that our subsidiary had income subject to tax in Portugal for the three calendar years ended December 31, 2002.  Our subsidiary has been operating in the Madeira Free Trade Zone since 1989 under license from the Madeira Development Corporation and, in accordance with such license and the laws of Portugal, we believe that our income is not subject to Portuguese income tax.  In February 2004, the subsidiary filed an appeal of the finding to the Portuguese Secretary of State for Fiscal Matters.  The appeal is still pending.  On December 20, 2004, the subsidiary received a notice of assessment from the Portuguese Tax Administration solely in respect of the calendar year ended December 31, 2000.  The assessment, which includes interest, amounted to 27.7 million Euros.  At the end of March 2005, the subsidiary filed an opposition to the assessment.  No action has been taken by the Portuguese Tax Administration in respect of the opposition, which remains pending.  In August 2005, the Portuguese Tax Administration notified the subsidiary that it is beginning executive procedures to collect on the assessment for 2000, and we are in the process of arranging the required financial guarantee.  On May 17 and 18, 2005, the subsidiary received notices of assessment from the Portuguese Tax Administration in respect of the calendar years ended December 31, 2001 and 2002.  The assessments are for 21.6 million Euros and 22.4 million Euros, respectively, to which the subsidiary has filed oppositions in July 2005.  While no assurance can be given as to the ultimate outcome in respect of the foregoing assessments or any additional assessments that may be issued for subsequent periods, management believes that the likelihood that the assessment or any future assessments ultimately will be upheld is remote.

In December 2004, a plaintiff purporting to represent a nationwide class brought an action in the Superior Court of California for the County of San Diego.  The complaint, as amended, names two of our subsidiaries and approximately 25 other defendants, including manufacturers and retailers.  The plaintiff is seeking injunctive relief, restitution, and general, special and punitive damages for alleged violations of the California Unfair Competition Law, the California False Advertising Law, and for negligent and intentional misrepresentation.  The purported class includes individuals “who have purchased skin care products from defendants that have been falsely advertised to have an ‘anti-aging’ or youth inducing benefit or effect.”  We intend to defend ourselves vigorously.  While no assurance can be given as to the ultimate outcome, management believes that the resolution of this lawsuit will not have a material adverse effect on our consolidated financial condition.

In June 2005, an action was filed in the United States District Court for the Southern District of Florida against one of our subsidiaries.  Two of our department store customers were added as defendants in an amended complaint filed in August 2005.  The plaintiff, purporting to represent a nationwide class of individuals “who have purchased skin care products from Defendant that have been falsely advertised to have an ‘anti-aging’ or youth-inducing benefit or effect,” seeks injunctive relief as well as compensatory and punitive damages for alleged breach of express and implied warranties, negligent misrepresentation, and false advertising and unfair business practices.  While no assurance can be given as to the ultimate outcome, management believes that the resolution of this lawsuit will not have a material adverse effect on our consolidated financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended June 30, 2005.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant’s Common Equity and Related Stockholder Matters

Our Class A Common Stock is publicly traded on the New York Stock Exchange under the symbol “EL.”  The following table shows the high and low sales prices as reported on the New York Stock Exchange Composite Tape and the cash dividends per share declared in fiscal 2005 and fiscal 2004:

	Fiscal 2005			Fiscal 2004
	High	Low	Cash Dividends	High	Low	Cash Dividends

First Quarter	$49.34	$38.84	$—	$37.99	$32.60	$—
Second Quarter	46.96	40.22	.40	40.20	34.21	.30
Third Quarter	47.50	41.85	—	44.58	37.55	—
Fourth Quarter	45.85	36.84	—	48.99	43.00	—

Year	49.34	36.84	$.40	48.99	32.60	$.30

We expect to continue the payment of cash dividends in the future, but there can be no assurance that the Board of Directors will continue to declare them.  In November 2004, the Board of Directors declared an annual dividend of $.40 per share which was paid in December 2004.  In November 2003, the Board of Directors declared an annual dividend of $.30 per share which was paid in January 2004.

As of August 26, 2005, there were approximately 4,143 record holders of Class A Common Stock and 21 record holders of Class B Common Stock.

Share Repurchase Program

We are authorized by the Board of Directors to repurchase up to 48.0 million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  As of June 30, 2005, the cumulative total of acquired shares pursuant to the authorization was 27.4 million, reducing the remaining authorized share repurchase balance to 20.6 million.  During fiscal 2005, we purchased approximately 10.7 million shares for $438.6 million as outlined in the following table:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
July 2004	—	$—	—	11,327,900
August 2004	1,275,700	43.03	1,275,700	10,052,200
September 2004	750,000	44.61	750,000	9,302,200
October 2004	—	—	—	9,302,200
November 2004	2,222,300	44.71	2,222,300	7,079,900
December 2004	—	—	—	7,079,900
January 2005	—	—	—	7,079,900
February 2005	675,000	43.58	675,000	6,404,900
March 2005	—	—	—	6,404,900
April 2005	—	—	—	6,404,900
May 2005	5,797,000	38.21	5,797,000	20,607,900
June 2005	—	—	—	20,607,900
Year-to-date	10,720,000	40.92	10,720,000	20,607,900

(1)          The publicly announced repurchase program was last increased by 20.0 million shares on May 18, 2005.  The initial program covering the repurchase of 8.0 million shares was announced in September 1998 and increased by 10.0 million shares on both May 11, 2004 and October 30, 2002.

Sales of Unregistered Securities

Shares of Class B Common Stock may be converted immediately into Class A Common Stock on a one-for-one basis by the holder and are automatically converted into Class A Common Stock on a one-for-one basis upon transfer to a person or entity that is not a “Permitted Transferee” or soon after a record date for a meeting of stockholders where the outstanding Class B Common Stock constitutes less than 10% of the outstanding shares of Common Stock of the Company.  There is no cash or other consideration paid by the holder converting the shares and, accordingly, there is no cash or other consideration received by the Company.  The shares of Class A Common Stock issued by the Company in such conversions are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof.

During fiscal 2005, the holders set forth in the table converted shares of Class B Common Stock into Class A Common Stock on the dates set forth in the table below:

Stockholder That Converted Class B Common Stock to Class A Common Stock	Date of Conversion	Number of Shares Converted/ Received
Ronald S. Lauder	08/19/2004	400,000
Ronald S. Lauder	09/30/2004	1,000,000
Ronald S. Lauder	11/11/2004	500,000
Ronald S. Lauder	05/24/2005	750,000
Ronald S. Lauder	05/24/2005	972,000
Lauder & Son L.P.	06/08/2005	250,000
Ronald S. Lauder	06/14/2005	1,500,000

Item 6.  Selected Financial Data.

The table below summarizes selected financial information.  For further information, refer to the audited consolidated financial statements and the notes thereto beginning on page F-1 of this report.

	Year Ended or at June 30
	2005		2004	2003		2002		2001
	(In millions, except per share data)

Statement of Earnings Data:
Net sales (a)	$6,336.3		$5,790.4	$5,096.0		$4,711.5		$4,667.7
Gross profit (a)	4,718.9		4,314.1	3,771.6		3,451.0		3,441.3
Operating income	720.6		644.0	503.7		342.1		495.6
Interest expense, net (b)	13.9		27.1	8.1		9.8		12.3
Earnings before income taxes, minority interest, discontinued operations and accounting change (c)	706.7		616.9	495.6		332.3		483.3
Provision for income taxes	291.3	(d)	232.6	163.3		114.7		174.0
Minority interest, net of tax	(9.3)		(8.9)	(6.7)		(4.7)		(1.9)
Discontinued operations, net of tax (e)	—		(33.3)	(5.8)		(21.0)		—
Cumulative effect of a change in accounting principle, net of tax	—		—	—		—		(2.2)
Net earnings (c)	406.1	(d)	342.1	319.8	(f)	191.9	(g)	305.2	(h)
Preferred stock dividends (b)	—		—	23.4		23.4		23.4
Net earnings attributable to common stock (c)	406.1	(d)	342.1	296.4	(f)	168.5	(g)	281.8	(h)

Cash Flow Data:
Net cash flows provided by operating activities (i)	$479.2		$675.4	$558.6		$525.5		$311.1
Net cash flows used for investing activities (i)	(237.0)		(213.6)	(198.0)		(223.2)		(212.0)
Net cash flows used for financing activities	(300.4)		(216.0)	(555.0)		(123.1)		(63.5)

Per Share Data:
Net earnings per common share from continuing operations (c) (e):
Basic	$1.80	(d)	$1.65	$1.30	(f)	$.80	(g)	$1.19	(h)
Diluted	$1.78	(d)	$1.62	$1.29	(f)	$.79	(g)	$1.17	(h)

Net earnings per common share (c):
Basic	$1.80	(d)	$1.50	$1.27	(f)	$.71	(g)	$1.18	(h)
Diluted	$1.78	(d)	$1.48	$1.26	(f)	$.70	(g)	$1.16	(h)

Weighted average common shares outstanding:
Basic	225.3		228.2	232.6		238.2		238.4
Diluted	228.6		231.6	234.7		241.1		242.2

Cash dividends declared per common share	$.40		$.30	$.20		$.20		$.20

Balance Sheet Data:
Working capital	$804.9		$877.2	$791.3		$968.0		$882.2
Total assets	3,885.8		3,708.1	3,349.9		3,416.5		3,218.8
Total debt (b)	714.7		535.3	291.4		410.5		416.7
Redeemable preferred stock (b)	—		—	360.0		360.0		360.0
Stockholders’ equity	1,692.8		1,733.5	1,423.6		1,461.9		1,352.1

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

(b)         During fiscal 2004, there was an increase of approximately $17.4 million in interest expense, net and a corresponding decrease in preferred stock dividends as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  Additionally, in connection with this pronouncement, redeemable preferred stock has been reclassified as a component of total debt subsequent to June 30, 2003.  The provisions of SFAS No. 150 did not provide for retroactive restatement of historical financial data.

(c)          Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” financial results for periods subsequent to July 1, 2001 exclude goodwill amortization.  Goodwill amortization included in fiscal 2001 was $20.9 million ($13.4 million after tax).  Excluding the effect of goodwill amortization in fiscal 2001, diluted earnings per common share would have been higher by $.06.

(d)         In the fourth quarter of fiscal 2005 we announced plans to repatriate approximately $690 million of foreign earnings in fiscal year 2006, which includes $500 million of extraordinary intercompany dividends under the provisions of the American Jobs Creation Act of 2004 (the “AJCA”).  This action resulted in an aggregate tax charge of approximately $35 million in our fiscal year ended June 30, 2005, which includes an incremental tax charge of approximately $28 million, equal to $.12 per diluted share.  The repatriated funds will be reinvested in the U.S. under a domestic reinvestment plan in accordance with the provisions of the AJCA.

(e)          In December 2003, we committed to a plan to sell the assets and operations of our former reporting unit that sold jane brand products and we sold them in February 2004.  As a result, all consolidated statements of earnings information in the consolidated financial statements and footnotes for fiscal 2004, 2003 and 2002 has been restated for comparative purposes to reflect that reporting unit as discontinued operations.  Earnings data of the discontinued operation for fiscal 2001 is not material to the consolidated results of operations and has not been restated.

(f)            Net earnings, net earnings attributable to common stock, net earnings per common share from continuing operations and net earnings per common share for the year ended June 30, 2003 included a special charge related to the proposed settlement of a legal action of $13.5 million, after-tax, or $.06 per diluted common share.

(g)         Net earnings, net earnings attributable to common stock, net earnings per common share from continuing operations and net earnings per common share for the year ended June 30, 2002 included a restructuring charge of $76.9 million (of which $0.5 million was included in discontinued operations), after tax, or $.32 per diluted common share, and a one-time charge of $20.6 million, or $.08 per common share, attributable to the cumulative effect of adopting SFAS No. 142, “Goodwill and Other Intangible Assets,” which is attributable to our former reporting unit that sold jane brand products and is included in discontinued operations.

(h)         Net earnings, net earnings attributable to common stock, net earnings per common share from continuing operations and net earnings per common share for the year ended June 30, 2001 included restructuring and other non-recurring charges of $40.3 million, after tax, or $.17 per diluted common share, and a one-time charge of $2.2 million, after tax, or $.01 per diluted common share, attributable to the cumulative effect of adopting SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

(i)             Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to current year presentation for comparative purposes.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition at June 30, 2005 and our results of operations for the three fiscal years ended June 30, 2005 are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These judgments can be subjective and complex, and consequently actual results could differ from those estimates.  Our most critical accounting policies relate to revenue recognition; concentration of credit risk; inventory; pension and other postretirement benefit costs; goodwill and other intangible assets; income taxes; and derivatives.

Management of the Company has discussed the selection of significant accounting policies and the effect of estimates with the Audit Committee of the Company’s Board of Directors.

Revenue Recognition

Revenues from merchandise sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of the risk of loss related to those goods.  In the Americas region, sales are generally recognized at the time the product is shipped to the customer and, in the Europe, Middle East & Africa and Asia/Pacific regions, sales are generally recognized based upon the customer’s receipt.  In certain circumstances, transfer of title takes place at the point of sale (e.g., at our retail stores).

Sales are reported on a net sales basis, which is computed by deducting from gross sales the amount of actual product returns received, discounts, incentive arrangements with retailers and an amount established for anticipated product returns.  Our practice is to accept product returns from retailers only if properly requested, authorized and approved.  In accepting returns, we typically provide a credit to the retailer against accounts receivable from that retailer.  As a percentage of gross sales, returns were 4.7%, 4.6% and 5.1% in fiscal 2005, 2004 and 2003, respectively.

Our sales return accrual is a subjective critical estimate that has a direct impact on reported net sales.  This accrual is calculated based on a history of actual returns, estimated future returns and information provided by authorized retailers regarding their inventory levels.  Consideration of these factors results in an accrual for anticipated sales returns that reflects increases or decreases related to seasonal fluctuations.  Experience has shown a relationship between retailer inventory levels and sales returns in the subsequent period, as well as a consistent pattern of returns due to the seasonal nature of our business.  In addition, as necessary, specific accruals may be established for significant future known or anticipated events.  The types of known or anticipated events that we have considered, and will continue to consider, include, but are not limited to, the solvency of our customers, store closings by retailers, changes in the retail environment and our decision to continue or support new and existing products.

Concentration of Credit Risk

An entity is vulnerable to concentration of credit risk if it is exposed to risks of loss greater than it would have had it mitigated its risks through diversification of customers.  The significance of such credit risk depends on the extent and nature of the concentration.

We have three major customers that owned and operated retail stores that in the aggregate accounted for $1,403.1 million, or 22%, of our consolidated net sales in fiscal 2005 and $187.9 million, or 24%, of our accounts receivable at June 30, 2005.  These customers sell products primarily within North America.  Our two largest customers, Federated Department Stores, Inc. and The May Department Stores Company, merged on August 30, 2005.  Although management believes that our major customers are sound and creditworthy, a severe adverse impact on their business operations could have a corresponding material adverse effect on our net sales, cash flows and/or financial condition.

In the ordinary course of business, we have established an allowance for doubtful accounts and customer deductions in the amount of $28.9 million and $30.1 million as of June 30, 2005 and 2004, respectively.  Our allowance for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings.  The allowance for doubtful accounts was reduced by $12.6 million, $25.6 million and $30.3 million for customer deductions and write-offs in fiscal 2005, 2004 and 2003, respectively, and increased by $11.4 million, $23.9 million and $31.5 million for additional provisions in fiscal 2005, 2004 and 2003, respectively.  This reserve is based upon the evaluation of accounts receivable aging, specific exposures and historical trends.

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

Pension and Other Postretirement Benefit Costs

We offer the following benefits to some or all of our employees: a domestic trust-based noncontributory qualified defined benefit pension plan (“U.S. Qualified Plan”) and an unfunded, nonqualified domestic noncontributory pension plan to provide benefits in excess of statutory limitations (collectively with the U.S. Qualified Plan, the “Domestic Plans”); a contributory defined contribution plan; international pension plans, which vary by country, consisting of both defined benefit and defined contribution pension plans; deferred compensation; and certain other postretirement benefits.

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

The pre-retirement discount rate for each plan used for determining future net periodic benefit cost is based on a review of highly rated long-term bonds.  For fiscal 2005, we used a pre-retirement discount rate for our Domestic Plans of 6.00% and varying rates on our international plans of between 2.25% and 6.00%.  The pre-retirement rate for our Domestic Plans is based on a bond portfolio that includes only long-term bonds with an Aa rating, or equivalent, from a major rating agency.  We believe the timing and amount of cash flows related to the bonds included in this portfolio is expected to match the estimated defined benefit payment streams of our Domestic Plans.  For fiscal 2005, we used an expected return on plan assets of 7.75% for our U.S. Qualified Plan and varying rates of between 3.25% and 7.50% for our international plans.  In determining the long-term rate of return for a plan, we consider the historical rates of return, the nature of the plan’s investments and an expectation for the plan’s investment strategies.  The U.S. Qualified Plan asset allocation as of June 30, 2005 was approximately 67% equity investments, 26% fixed income investments and 7% other investments.  The asset allocation of our combined international plans as of June 30, 2005 was approximately 62% equity investments, 32% fixed income investments and 6% other investments.  The difference between actual and expected returns on plan assets is accumulated and amortized over future periods and, therefore, affects our recorded obligations and recognized expenses in such future periods.  For fiscal 2005, our pension plans had actual returns on assets of $43.2 million as compared with expected returns on assets of $35.3 million, which resulted in a net deferred gain of $7.9 million.

A 25 basis-point change in the discount rate or the expected rate of return on plan assets would have had the following effect on fiscal 2005 pension expense:

(In millions)	25 Basis-Point Increase	25 Basis-Point Decrease

Discount rate	$(2.3)	$2.3
Expected return on assets	$(1.3)	$1.3

Our postretirement plans are comprised of health care plans that could be impacted by health care cost trend rates, which may have a significant effect on the amounts reported.  A one-percentage-point change in assumed health care cost trend rates for fiscal 2005 would have had the following effects:

(In millions)	One-Percentage-Point Increase	One-Percentage-Point Decrease

Effect on total service and interest costs	$1.1	$(1.0)
Effect on postretirement benefit obligations	$10.1	$(9.1)

For fiscal 2006, we will use a pre-retirement discount rate for the Domestic Plans of 5.25% and varying rates for our international plans of between 1.75% and 5.25%.  We anticipate using an expected return on plan assets of 7.75% for the U.S. Qualified Plan and varying rates for our international pension plans of between 2.75% and 7.50%.  The net change in these assumptions from those used in fiscal 2005 will cause approximately a $6.5 million increase in pension expense in fiscal 2006.  We will continue to monitor the market conditions relative to these assumptions and adjust them accordingly.

Goodwill and Other Intangible Assets

Goodwill is calculated as the excess of the cost of purchased businesses over the fair value of their underlying net assets.  Other intangible assets principally consist of purchased royalty rights and trademarks.  Goodwill and other intangible assets that have an indefinite life are not amortized.

On an annual basis, or sooner if certain events or circumstances warrant, we test goodwill and other intangible assets for impairment.  To determine the fair value of these intangible assets, there are many assumptions and estimates used that directly impact the results of the testing.  We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose.  To mitigate undue influence, we use industry accepted valuation models and set criteria that are reviewed and approved by various levels of management.

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

As of June 30, 2005, we have current net deferred tax assets of $85.3 million and non-current net deferred tax liabilities of $68.1 million.  The net deferred tax assets assume sufficient future earnings for their realization, as well as the continued application of currently anticipated tax rates.  Included in net deferred tax assets is a valuation allowance of approximately $5.1 million for deferred tax assets, which relates to foreign tax loss carryforwards not utilized to date, where management believes it is more likely than not that the deferred tax assets will not be realized in the relevant jurisdiction.  Based on our assessments, no additional valuation allowance is required.  If we determine that a deferred tax asset will not be realizable, an adjustment to the deferred tax asset will result in a reduction of earnings at that time.

We provide tax reserves for Federal, state, local and international exposures relating to audit results, tax planning initiatives and compliance responsibilities.  The development of these reserves requires judgments about tax issues, potential outcomes and timing, and is a subjective critical estimate.  Although the outcome of these tax audits is uncertain, in management’s opinion adequate provisions for income taxes have been made for potential liabilities emanating from these reviews.  If actual outcomes differ materially from these estimates, they could have a material impact on our results of operations.

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

We currently use derivative financial instruments to hedge certain anticipated transactions and interest rates, as well as receivables and payables denominated in foreign currencies.  We do not utilize derivatives for trading or speculative purposes.  Hedge effectiveness is documented, assessed and monitored by employees who are qualified to make such assessments and monitor the instruments.  Variables that are external to us such as social, political and economic risks may have an impact on our hedging program and the results thereof.  For a discussion on the quantitative impact of market risks related to our derivative financial instruments, refer to “Liquidity and Capital Resources –Market Risk.”

Quantitative Analysis

During the three-year period ended June 30, 2005, there have not been material changes in the assumptions underlying these critical accounting policies, nor to the related significant estimates, since the results of our business underlying these assumptions have not differed significantly from our expectations.

While we believe that the estimates that we have made are proper and the related results of operations for the period are presented fairly in all material respects, other assumptions could reasonably be justified that would change the amount of reported net sales, cost of sales, operating expenses or our provision for income taxes as they relate to the provisions for anticipated sales returns, allowance for doubtful accounts, inventory obsolescence reserve and income taxes.  For fiscal 2005, had these estimates been changed simultaneously by 2.5% in either direction, our reported gross profit would have increased or decreased by approximately $4.5 million, operating expenses would have changed by approximately $0.7 million and the provision for income taxes would have increased or decreased by approximately $0.8 million.  The collective impact of these changes on operating income, net earnings and net earnings per diluted common share would be an increase or decrease of approximately $5.2 million, $6.0 million and $0.03, respectively.

RESULTS OF OPERATIONS

We manufacture, market and sell skin care, makeup, fragrance and hair care products which are distributed in over 130 countries and territories.  The following table is a comparative summary of operating results for fiscal 2005, 2004 and 2003 and reflects the basis of presentation described in Note 2 and Note 17 to the Notes to Consolidated Financial Statements for all periods presented.  Products and services that do not meet our definition of skin care, makeup, fragrance and hair care have been included in the “other” category.

In February 2004, we sold the assets and operations of our reporting unit that sold jane brand products.  Based on an assessment of the tangible and intangible assets of this business, we determined that the carrying amount of these assets as then reflected on our consolidated balance sheets exceeded their estimated fair value.  Accordingly, we recorded an after-tax charge to discontinued operations of $33.3 million for the fiscal year ended June 30, 2004.  The charge represented the impairment of goodwill in the amount of $26.4 million, the reduction in value of other tangible assets of $2.1 million, net of tax, and the operating loss of $4.8 million, net of tax, for the fiscal year ended June 30, 2004.  Included in that operating loss were additional costs associated with the sale and discontinuation of the business.  All consolidated statement of earnings information for fiscal 2003 has been restated for comparative purposes, including restatement of the makeup product category and the Americas region data.

	Year Ended June 30
	2005	2004	2003
	(In millions)
NET SALES
By Region:
The Americas	$3,382.2	$3,148.8	$2,931.8
Europe, the Middle East & Africa	2,118.6	1,870.2	1,506.4
Asia/Pacific	835.5	771.4	657.8
	$6,336.3	$5,790.4	$5,096.0

By Product Category:
Skin Care	$2,352.1	$2,140.1	$1,893.7
Makeup	2,423.1	2,148.3	1,887.8
Fragrance	1,260.6	1,221.1	1,059.6
Hair Care	273.9	249.4	228.9
Other	26.6	31.5	26.0
	$6,336.3	$5,790.4	$5,096.0

OPERATING INCOME
By Region:
The Americas	$357.2	$319.2	$255.3
Europe, the Middle East & Africa	306.1	274.4	227.7
Asia/Pacific	57.3	50.4	42.7
	720.6	644.0	525.7
Special Charges*	—	—	(22.0)
	$720.6	$644.0	$503.7

By Product Category:
Skin Care	$365.8	$336.3	$273.2
Makeup	294.9	257.7	206.6
Fragrance	35.8	24.8	32.1
Hair Care	22.8	23.6	14.8
Other	1.3	1.6	(1.0)
	720.6	644.0	525.7
Special Charges *	—	—	(22.0)
	$720.6	$644.0	$503.7

* Refer to the following discussion in “Fiscal 2004 as Compared with Fiscal 2003 – Operating Expenses” for further information regarding these charges.

The following table presents certain consolidated earnings data as a percentage of net sales:

	Year Ended June 30
	2005	2004	2003

Net sales	100.0%	100.0%	100.0%
Cost of sales	25.5	25.5	26.0
Gross profit	74.5	74.5	74.0

Operating expenses:
Selling, general and administrative	63.1	63.1	63.3
Special charges	—	—	0.4
Related party royalties	—	0.3	0.4
	63.1	63.4	64.1

Operating income	11.4	11.1	9.9
Interest expense, net	0.2	0.4	0.2

Earnings before income taxes, minority interest and discontinued operations	11.2	10.7	9.7
Provision for income taxes	4.6	4.0	3.2
Minority interest, net of tax	(0.2)	(0.2)	(0.1)

Net earnings from continuing operations	6.4	6.5	6.4
Discontinued operations, net of tax	—	(0.6)	(0.1)
Net earnings	6.4%	5.9%	6.3%

Fiscal 2005 as Compared with Fiscal 2004

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

Net Sales

Net sales increased 9% or $545.9 million to $6,336.3 million reflecting growth in all major product categories, led by makeup and skin care, and growth in all geographic regions, led by Europe, the Middle East & Africa.  Excluding the impact of foreign currency translation, net sales increased 7%.

Product Categories

Skin Care

Net sales of skin care products increased 10% or $212.0 million to $2,352.1 million.  Approximately $179 million of this sales increase was related to the introduction of Future Perfect Anti-Wrinkle Radiance Creme SPF 15 and launches in the Perfectionist and Re-Nutriv product lines by Estée Lauder, launches of Superdefense Triple Action Moisturizers SPF 25 and certain Repairwear products by Clinique, the introduction of certain American Beauty and Good Skin™ products and the recent launch of Modern Friction by Origins.  On a combined basis, strong sales of products in Clinique’s 3-Step Skin Care System and The Lifting Face Serum & The Lifting Intensifier by La Mer contributed approximately $29 million to the sales increase.  Partially offsetting these increases was a decrease of approximately $52 million in sales of Perfectionist Correcting Serum for Lines/Wrinkles, Idealist Micro-D Deep Thermal Refinisher, and the White Light and LightSource lines of products by Estée Lauder.  Excluding the impact of foreign currency translation, skin care net sales increased 7%.

Makeup

Makeup net sales increased 13% or $274.8 million to $2,423.1 million.  The growth included approximately $62 million of net sales from the launches of American Beauty and Flirt!, and higher sales of Bobbi Brown and Stila products, collectively.  An increase of approximately $105 million was attributable to the recent launches of Superbalanced Compact Makeup SPF 20 and Colour Surge Eye Shadow from Clinique and Lash XL Maximum Length Mascara, Tender Blush, Pure Pops Brush-on Color and AeroMatte Ultralucent Pressed Powder by Estée Lauder.  Also contributing to sales growth was approximately $70 million of increased sales from M•A•C’s Small Eye Shadow, Studio Fix, Lustreglass and Pro Longwear Lipcolour.  Partially offsetting these increases was a decrease of approximately $38 million in sales of the High Impact Mascara and High Impact Eye Shadow collections and the Glosswear line of products by Clinique as well as of Pure Color Lip Vinyl by Estée Lauder.  Excluding the impact of foreign currency translation, makeup net sales increased 11%.

Fragrance

Net sales of fragrance products increased 3% or $39.5 million to $1,260.6 million.  The increase was due to approximately $188 million in sales generated by the fiscal 2005 launches of DKNY Be Delicious and DKNY Be Delicious Men, True Star from Tommy Hilfiger, Lauder Beyond Paradise Men from Estée Lauder, Happy To Be from Clinique and Donald Trump The Fragrance.  Partially offsetting the new product sales were decreases in sales of approximately $92 million of Estée Lauder Beyond Paradise, Aramis Life and Clinique Simply, which were launched in the prior year, as well as decreases in sales of approximately $49 million of Tommy Jeans and Tommy from Tommy Hilfiger, certain other Aramis products and Lauder Intuition Men from Estée Lauder.  Excluding the impact of foreign currency translation, fragrance net sales increased slightly.  We expect the fragrance category to remain challenging in fiscal 2006.

Hair Care

Hair care net sales increased 10% to $273.9 million.  This increase amounting to $24.5 million was due to sales growth from Aveda and Bumble and bumble products.  Aveda net sales increased as a result of sales of new professional color products and the introductions of Pure Abundance and Damage Remedy hair care products, while Bumble and bumble benefited from recent launches in its hair and scalp treatment line of products and the initial shipments of Crème de Coco shampoos and conditioners.  Both of these brands also benefited from new points of distribution.  Excluding the impact of foreign currency translation, hair care net sales increased 9%.

Geographic Regions

Net sales in the Americas increased 7% or $233.4 million to $3,382.2 million.  This region experienced growth in all major categories which was fueled by the diversification in our product offerings as new products and brands mitigated challenges among certain core brands and successful prior year launches.  In the United States, our makeup artist and hair care brands along with products from our Aramis and Designer Fragrances Division contributed approximately $147 million to the increase.  In addition, higher net sales in Canada and the inclusion of BeautyBank products contributed approximately $78 million, collectively.  The Americas region may be adversely impacted by the August 2005 merger of Federated Department Stores, Inc. and The May Department Stores Company.

In Europe, the Middle East & Africa, net sales increased 13% or $248.4 million to $2,118.6 million primarily due to higher net sales in the United Kingdom, our travel retail business, Spain, Portugal, South Africa and Greece of approximately $181 million, collectively.  The increase in net sales included benefits from the effect of the weaker U.S. dollar as compared to various European currencies.  Excluding the impact of foreign currency translation, net sales in Europe, the Middle East & Africa increased 7%.

Net sales in Asia/Pacific increased 8% or $64.1 million to $835.5 million.  This increase reflected higher net sales of approximately $51 million in China, Hong Kong, Australia and Taiwan, partially offset by lower sales in Japan of approximately $3 million.  Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 4%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

Cost of Sales

Cost of sales as a percentage of total net sales was 25.5% and remained unchanged compared with the prior year.  Favorable net changes in production and supply chain efforts of approximately 30 basis points, primarily driven by favorable material sourcing, were offset by the net change in the mix of our business within our geographic regions and product categories, as discussed above, which includes the impact of the BeautyBank brands.  Changes in exchange rates compared with the prior year had a de minimis net impact on our cost of sales margin.

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

Operating Expenses

Operating expenses as a percentage of net sales improved to 63.1% from 63.4% in the prior fiscal year.  Our planned increase in advertising, merchandising and sampling over the prior year of approximately 50 basis points was offset in full by our ongoing cost containment efforts to maintain expenses in line with our business needs.  We also realized a benefit of approximately 30 basis points from the elimination of royalty payments previously made to Mrs. Estée Lauder.  In fiscal 2006, we will experience an increase in operating expenses due to the recognition of costs related to employee stock-based compensation as a result of the adoption of SFAS No. 123(R), “Share-Based Payment” (see “Recently Issued Accounting Standards”).

Changes in advertising, sampling and merchandising spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

Operating Results

Based on the growth of net sales, our constant cost of sales margin and the improvement in our operating expense margin as previously discussed, operating income increased 12% or $76.6 million to $720.6 million as compared with the prior fiscal year.  Operating margins were 11.4% of net sales in the current period as compared with 11.1% in the prior fiscal year.

Product Categories

Operating income increased 14% or $37.2 million in makeup and 9% or $29.5 million in skin care reflecting overall sales growth and sales of recently launched products.  Operating results also increased 44% or $11.0 million in fragrance reflecting sales growth from new and recently launched products.  While we experienced improved results in fiscal 2005 due to these new launches, the fragrance business continues to be challenging.  Hair care operating results decreased 3% or $0.8 million reflecting an increase in operating expenses related to the growth of our business in the United States as well as the opening of new points of distribution in Korea and Japan, partially offset by increases in net sales as previously discussed.  Hair care results were also adversely impacted in fiscal 2005 by the need to make alternative arrangements due to the bankruptcy of a third-party supplier.  The situation was rectified during fiscal 2005.

Geographic Regions

Operating income in the Americas increased 12% or $38.0 million to $357.2 million, primarily due to higher net sales resulting from an overall improvement in the retail environment, strong product launches and growth from our newer brands.  As noted above, we expect results in the Americas region to be adversely impacted by the August 2005 merger of Federated Department Stores, Inc. and The May Department Stores Company.

In Europe, the Middle East & Africa, operating income increased 12% or $31.7 million to $306.1 million primarily due to improved results from our travel retail business, Spain, the United Kingdom and Switzerland of approximately $34 million, collectively.  Partially offsetting this improvement were lower results in France, which was negatively impacted by the consolidation of major retailers, and in Russia, where we converted our business from a distributor to a direct subsidiary, of approximately $5 million on a combined basis.

In Asia/Pacific, operating income increased 14% or $6.9 million to $57.3 million.  This increase reflected improved results in Hong Kong, Taiwan, Thailand and Japan of approximately $11 million, collectively, partially offset by a decrease in operating income in Korea and China of approximately $6 million, combined.  As China is an emerging market for us, we have invested, and plan to continue to invest, in new brand expansion and business opportunities.  In addition, the Asia/Pacific region did not realize the benefits of spending behind new whitening products, which experienced a delay in launching during fiscal 2005.

Interest Expense, Net

Net interest expense was $13.9 million as compared with $27.1 million in the prior year.  The decrease in net interest expense was due primarily to a $16.5 million decrease in preferred stock dividends as a result of the redemption of $291.6 million aggregate principal amount of the 2015 Preferred Stock on June 10, 2004 and the reduction in the dividend rate on the remaining $68.4 million of the 2015 Preferred Stock.  This improvement was partially offset by an increase in interest expense as a result of higher debt balances and, to a lesser extent, higher interest rates.

Provision for Income Taxes

The provision for income taxes represents Federal, foreign, state and local income taxes.  The effective rate for income taxes for fiscal 2005 was 41.2% as compared with 37.7% in the prior year.  The effective rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions, the effect of repatriating foreign earnings and certain nondeductible expenses.

During the fourth quarter of fiscal 2005, we formulated a plan to repatriate approximately $690 million of foreign earnings in fiscal 2006, which includes $500 million of extraordinary intercompany dividends under the provisions of the American Jobs Creation Act of 2004 (the “AJCA”).  This action resulted in an aggregate tax charge of approximately $35 million in fiscal 2005, which included an incremental tax charge of approximately $28 million.

The increase in the effective income tax rate was attributable to the incremental tax charge resulting from the repatriation plan of approximately 390 basis points and an increase of approximately 120 basis points resulting from our foreign operations.  These increases were partially offset by a reduction in the amount of nondeductible preferred stock dividends of approximately 100 basis points, a decrease in state and local income taxes of approximately 40 basis points and an increase in tax credits of approximately 20 basis points.

Net Earnings

Net earnings and diluted net earnings per common share increased approximately 19% and 20%, respectively.  Net earnings as compared with the prior fiscal year improved $64.0 million to $406.1 million and diluted net earnings per common share improved to $1.78 from $1.48.  Net earnings from continuing operations increased by $30.7 million or 8% and diluted net earnings per common share from continuing operations increased 10% to $1.78 from $1.62 in the prior fiscal year.  The planned repatriation of foreign earnings in accordance with the AJCA, as discussed above, resulted in an incremental tax charge of approximately $28 million, or $0.12 per diluted common share.  As noted above, net earnings in fiscal 2006 are expected to be adversely impacted by the adoption of SFAS No. 123(R), “Share-Based Payment.”  In addition, we expect results in the Americas region to be adversely impacted by the August 2005 merger of Federated Department Stores, Inc. and The May Department Stores Company.

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

Product Categories

Skin Care

Net sales of skin care products increased 13% or $246.4 million to $2,140.1 million.  Approximately $60 million of this increase was attributable to the new launches of Hydra Complete Multi-Level Moisture Cream and Idealist Micro-D Deep Thermal Refinisher by Estée Lauder and Pore Minimizer by Clinique.  Additionally, growth of approximately $134 million was due to strong sales of Clinique’s 3-Step Skin Care System and the Repairwear line of products from Clinique, Re-Nutriv Intensive Lift Serum and Re-Nutriv Intensive Eye Crème by Estée Lauder and the inclusion of a full year of net sales of the Darphin line of products, which are primarily skin care.  Partially offsetting these increases were approximately $34 million of lower net sales of certain existing products such as Advanced Stop Signs by Clinique and White Light and LightSource product lines by Estée Lauder.  Excluding the impact of foreign currency translation, skin care net sales increased 8%.

Makeup

Makeup net sales increased 14% or $260.5 million to $2,148.3 million, in part, due to net sales increases of our M•A•C and Bobbi Brown makeup artist lines of approximately $122 million, collectively.  The increase in net sales also reflected approximately $79 million from the fiscal 2004 launches of Ideal Matte Refinishing Makeup SPF 8 and Electric Intense LipCreme by Estée Lauder and Perfectly Real Makeup and Colour Surge Bare Brilliance by Clinique.  Also contributing to net sales growth were strong sales of approximately $53 million of High Impact Mascara, High Impact Eye Shadow and Skin Clarifying Makeup by Clinique, as well as Pure Color Lip Vinyl and Artist’s Lip and Eye Pencils from Estée Lauder.  Partially offsetting these increases were approximately $30 million of lower net sales of certain existing products such as So Ingenious Multi-Dimension Liquid Makeup and Pure Color Lipstick from Estée Lauder and Moisture Surge Lipstick from Clinique.  Excluding the impact of foreign currency translation, makeup net sales increased 10%.

Fragrance

Net sales of fragrance products increased 15% or $161.5 million to $1,221.1 million, primarily attributable to the fiscal 2004 launches of Estée Lauder Beyond Paradise, Aramis Life, Clinique Simply and the Tommy Jeans collection, which together contributed approximately $194 million to the growth.  These product launches primarily contributed to increased fragrance net sales outside the United States and are inclusive of improved results from our travel retail business.  These net sales increases were partially offset by lower net sales of Estée Lauder pleasures, Intuition and Beautiful, certain Tommy Hilfiger products and Clinique Happy of approximately $90 million, collectively.  Excluding the impact of foreign currency translation, fragrance net sales increased 10%.

Hair Care

Hair care net sales increased 9% or $20.5 million to $249.4 million.  This increase resulted from sales growth from Aveda and Bumble and bumble products due to an increase in sales at existing salons and spas, new salon and spa openings and the success of new and existing products.  Aveda net sales also increased as a result of the opening of new Company-owned Aveda Experience Centers.  Partially offsetting the increase were lower net sales of Clinique’s Simple Hair Care System.  Excluding the impact of foreign currency translation, hair care net sales increased 7%.

The introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

Geographic Regions

Net sales in the Americas increased 7% or $217.0 million to $3,148.8 million, primarily reflecting growth from our newer brands, the success of newly launched products and increases from most of our freestanding retail stores, all of which reflected the strengthening retail environment.

In Europe, the Middle East & Africa, net sales increased 24% or $363.8 million to $1,870.2 million.  About $272 million was due to higher net sales from our travel retail business, the United Kingdom, Spain, Greece and South Africa, as well as the inclusion of a full year of net sales of the Darphin line of products.  The increase includes the favorable effects of foreign currency exchange rates to the U.S. dollar.  Excluding the impact of foreign currency translation, net sales in Europe, the Middle East & Africa increased 14%.

Net sales in Asia/Pacific increased 17% or $113.6 million to $771.4 million, primarily due to higher net sales of approximately $83 million in Japan, Australia, Taiwan, China and Thailand.  Excluding the impact of foreign currency translation, net sales in Asia/Pacific increased 9%.

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

OPERATING EXPENSES

Our fiscal 2003 results, as reported in conformity with U.S. generally accepted accounting principles (“GAAP”), included an adjustment for a special pre-tax charge of $22.0 million, or $13.5 million after tax, equal to $.06 per diluted common share, in connection with the proposed settlement of a class action lawsuit brought against us and a number of other defendants.  The amount of the charge in this case is significantly larger than similar charges we have incurred individually or in the aggregate for legal proceedings in any prior year, and, at that time, we did not expect to take a charge of a similar magnitude for a single matter like it in the near future.  In the following discussions, we include the results as reported and the non-GAAP results.  We have presented the non-GAAP results because of the special nature of the charge, which affects comparability from period to period.  We believe that such measures provide investors with a view of our ongoing business trends and results of continuing operations.  This is consistent with the approach used by management in its evaluation and monitoring of such trends and results and provides investors with a base for evaluating future periods.  There were no events or transactions subsequent to fiscal 2003 for which we believe such a discussion would be relevant.

In fiscal 2003, operating expenses and operating income in accordance with GAAP were $3,267.9 million or 64.1% of net sales and $503.7 million or 9.9% of net sales, respectively.  Before the charge (non-GAAP results) operating expenses would have been $3,245.9 million or 63.7% of net sales and operating income would have been $525.7 million or 10.3% of net sales.

While we consider the non-GAAP financial measures useful in analyzing our results, it is not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with GAAP.

Fiscal 2004 operating expenses decreased to 63.4% of net sales as compared with 64.1% of net sales in fiscal 2003.  Before considering the effect of the special charge, operating expenses as a percentage of net sales decreased 30 basis points from 63.7% in fiscal 2003.  Operating expenses as a percentage of net sales decreased approximately 100 basis points primarily due to the higher growth rate in net sales, particularly in the travel retail business, as well as our ongoing cost containment efforts to maintain expenses in line with our business needs, partially offset by operating expenses related to BeautyBank, the higher operating costs associated with newly acquired brands and expenses related to compliance with new regulatory requirements (such as those arising under the Sarbanes Oxley Act of 2002).  Partially offsetting the net favorability in fiscal 2004 were higher levels of advertising, merchandising and sampling expenses incurred to support new and recently launched products of approximately 70 basis points.

Changes in advertising, sampling and merchandising spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

Under agreements covering our purchase of trademarks for a percentage of related sales, royalty payments totaling $18.8 million and $20.3 million in fiscal 2004 and 2003, respectively, have been charged to expense.  Such payments were made to Mrs. Estée Lauder until her death on April 24, 2004, after which time the final payments ceased to accrue and were made to a trust.  This event resulted in a reduction of operating expenses in fiscal 2004 of $3.7 million, or $2.2 million after tax.  We realized a benefit from the elimination of these royalty payments in fiscal 2005.

OPERATING RESULTS

Operating income increased 28% or $140.3 million to $644.0 million.  Operating margins were 11.1% of net sales in fiscal 2004 as compared with 9.9% in fiscal 2003.  Absent the special charge, operating income increased 23% or $118.3 million and operating margins increased 80 basis points from fiscal 2003.  These increases in operating income and operating margin reflect sales growth, improvements in the components of cost of sales and a reduction in operating expenses as a percentage of net sales.

Net earnings and diluted net earnings per common share increased approximately 7% and 17%, respectively.  Net earnings improved $22.3 million to $342.1 million and diluted net earnings per common share increased by 17% from $1.26 to $1.48.  Net earnings from continuing operations increased by $49.8 million or 15% and diluted net earnings per common share from continuing operations increased 26% to $1.62 from $1.29 in the prior year.  Absent the special charge, net earnings from continuing operations increased by $36.3 million or 11% and diluted net earnings per common share from continuing operations increased 21% from $1.35.

The following discussions of Operating Results by Product Categories and Geographic Regions exclude the impact of the fiscal 2003 special charge.  We believe the following analysis of operating income better reflects the manner in which we conduct and view our business.

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

Geographic Regions

Operating income in the Americas increased 25% or $63.9 million to $319.2 million due to sales growth resulting from an improved retail environment, strong product launches and growth from newer brands.  In Europe, the Middle East & Africa, operating income increased 21% or $46.7 million to $274.4 million primarily due to significantly improved results from our travel retail business, improved operating results in the United Kingdom and Spain as well as the addition of a full year of results of the Darphin line of products, all of which contributed approximately $71 million to the increase.  Partially offsetting these increases were approximately $26 million of lower gains on foreign exchange transactions and lower results in Switzerland and Italy due to difficult market conditions, collectively.  In Asia/Pacific, operating income increased 18% or $7.7 million to $50.4 million.  This increase reflected improved results in Taiwan, Hong Kong and Thailand, partially offset by lower results in Korea, of approximately $7 million, combined.

INTEREST EXPENSE, NET

Net interest expense was $27.1 million as compared with $8.1 million in fiscal 2003.  The increase in net interest expense was due to the inclusion of the dividends on redeemable preferred stock of $17.4 million as interest expense in fiscal 2004.  This change in reporting resulted from a change in accounting standards which prohibited us from restating fiscal 2003 results.  To a lesser extent, interest expense was also affected by higher average net borrowings and a marginally higher effective interest rate on our debt portfolio.

PROVISION FOR INCOME TAXES

The provision for income taxes represents Federal, foreign, state and local income taxes.  The effective rate for income taxes for fiscal 2004 was 37.7% as compared with 32.9% in fiscal 2003.  These rates differ from statutory rates, reflecting the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses.  The increase in the effective income tax rate was attributable to the inclusion of the dividends on redeemable preferred stock as interest expense, which are not deductible for income tax purposes (approximately 100 basis points), the mix of global earnings (approximately 150 basis points) and, to a lesser extent, the timing of certain tax planning initiatives.  The fiscal 2003 rate included benefits derived from certain favorable tax negotiations (approximately 230 basis points).

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds historically have been cash flows from operations and borrowings under commercial paper, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad.  At June 30, 2005, we had cash and cash equivalents of $553.3 million compared with $611.6 million at June 30, 2004.

At June 30, 2005, our outstanding borrowings of $714.7 million included: (i) $246.3 million of 6% Senior Notes due January 2012 consisting of $250.0 million principal, unamortized debt discount of $0.8 million and a $2.9 million adjustment to reflect the fair value of an outstanding interest rate swap; (ii) $197.4 million of 5.75% Senior Notes due October 2033 consisting of $200.0 million principal and unamortized debt discount of $2.6 million; (iii) $68.4 million of 2015 Preferred Stock, which shares have been put to us and we intend to redeem them on October 26, 2005; (iv) a 3.0 billion yen term loan (approximately $27.2 million at the exchange rate at June 30, 2005), which is due in March 2006; (v) a 1.8 million Euro note (approximately $2.2 million at the exchange rate at June 30, 2005) payable semi-annually through February 2008 at a variable interest rate; (vi) $9.0 million of capital lease obligations; (vii) $148.0 million of outstanding short-term commercial paper payable through July 2005 at an average interest rate of 3.08%; and (viii) $16.2 million of other short-term borrowings.

We have a $750.0 million commercial paper program under which we may issue commercial paper in the United States.  Our commercial paper is currently rated A-1 by Standard & Poor’s and P-1 by Moody’s.  Our long-term credit ratings are A+ with a stable outlook by Standard & Poor’s and A1 with a stable outlook by Moody’s.  At June 30, 2005, we had $148.0 million of commercial paper outstanding, which is being refinanced on a periodic basis as it matures at then prevailing market interest rates.  We also have an effective shelf registration statement covering the potential issuance of up to an additional $300.0 million in debt securities and $168.5 million in additional uncommitted credit facilities, of which $16.2 million was used as of June 30, 2005.

Effective May 27, 2005, we entered into a five-year $600.0 million senior revolving credit facility, expiring on May 27, 2010.  The new facility replaced our prior, unused $400.0 million revolving credit facility, which was effective since June 28, 2001.  The new revolving credit facility may be used for general corporate purposes, including financing working capital, and also as credit support for our commercial paper program.  Up to the equivalent of $250 million of the facility is available for multi-currency loans.  The interest rate on borrowings under the credit facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or ½% plus the Federal funds rate.  We incurred debt issuance costs of $0.3 million which will be amortized over the term of the facility.  The credit facility has an annual fee of $0.4 million, payable quarterly, based on our current credit ratings.  As of June 30, 2005, this facility was unused, and we were in compliance with all related financial and other restrictive covenants, including limitations on indebtedness and liens.

On June 28, 2005, we received a notice of exercise of the put right from the holder of the remaining $68.4 million of the 2015 Preferred Stock, which requires us to purchase the preferred stock, plus any cumulative and unpaid dividends thereon, on or before October 26, 2005.  We plan to purchase the preferred stock on that date and to pay the anticipated dividends from July 1, 2005 through that date of $0.5 million at a rate based on the after-tax yield on six-month U.S. Treasuries of 2.10%, which was reset on July 1, 2005.

Our business is seasonal in nature and, accordingly, our working capital needs vary.  From time to time, we may enter into investing and financing transactions that require additional funding.  To the extent that our needs exceed cash from operations, we could, subject to market conditions, issue commercial paper, issue long-term debt securities or borrow under the revolving credit facility.

Total debt as a percent of total capitalization was 30% at June 30, 2005 as compared with 24% at June 30, 2004.  This increase primarily reflected the issuance of short-term commercial paper in the fourth quarter of fiscal 2005.

The effects of inflation have not been significant to our overall operating results in recent years.  Generally, we have been able to introduce new products at higher selling prices or increase selling prices sufficiently to offset cost increases, which have been moderate.

We believe that our cash on hand, cash generated from operations, available credit lines and access to credit markets will be adequate to support currently planned business operations and capital expenditures on both a near-term and long-term basis.

Cash Flows

Net cash provided by operating activities was $479.2 million in fiscal 2005 as compared with $675.4 million in fiscal 2004 and $558.6 million in fiscal 2003.  The net decrease in operating cash flows for fiscal 2005 as compared with fiscal 2004 reflected changes in certain working capital accounts, partially offset by decreases in net deferred taxes and an increase in net earnings from continuing operations.  The change in other accrued liabilities primarily reflected the payment of significant deferred compensation and supplemental payments made to retired executives in fiscal 2005.  Accounts receivable increased as a result of sales growth in the current fiscal year, reflecting growth in international markets and customers which generally carry longer payment terms.  The timing of payments from certain domestic customers as well as shipments that occurred later in the period also contributed to increased accounts receivable.  The increase in inventory was primarily due to actual and anticipated sales levels, the building of safety stock in our new distribution center in Europe, and, to a lesser extent, the inclusion of new points of distribution such as Kohl’s Department Stores for our BeautyBank brands and new affiliate activities.  The shift in cash activities related to accounts payable reflected the timing of disbursements year-over-year as well as the initiation of a vendor-managed inventory program.  Net deferred taxes decreased primarily as a result of the anticipated repatriation of foreign earnings in fiscal 2006 as a result of the AJCA and the realization of the tax benefits related to payments made to retired executives.  The improvement in net operating cash flows for fiscal 2004 as compared with fiscal 2003 reflected increased net earnings from continuing operations and an increase in accrued costs.  Changes in operating assets and liabilities reflected partially offsetting increases in accounts payable and inventory in anticipation of product launches in fiscal 2005, higher accounts receivable in line with sales growth, and changes in other assets and accrued liabilities that reflect receipts and accruals from employee compensation and benefit related transactions as well as selling, advertising and merchandising activities.

Net cash used for investing activities was $237.0 million in fiscal 2005, compared with $213.6 million in fiscal 2004 and $198.0 million in fiscal 2003.  Net cash used in investing activities in fiscal 2005 and 2004 primarily related to capital expenditures.  Net cash used in investing activities during fiscal 2003 primarily related to capital expenditures and the acquisition of Darphin and certain Aveda distributors.  In fiscal 2006, we expect to make a payment of approximately $38 million to satisfy an earn-out provision related to our acquisition of Jo Malone Limited in October 1999, which payment may be satisfied by the issuance of a note to the seller.

Capital expenditures amounted to $229.6 million, $212.1 million and $168.6 million in fiscal 2005, 2004 and 2003, respectively.  Incremental spending in fiscal 2005 primarily reflected the beginning of a company-wide initiative to upgrade our information systems as well as the investment in leasehold improvements in our corporate offices.  We plan to continue to invest in the upgrade of our information systems in fiscal 2006 and beyond.  Capital expenditures in fiscal 2004 and 2003 primarily reflected the continued upgrade of manufacturing equipment, dies and molds, new store openings, store improvements, counter construction and information technology enhancements.  The lower level of capital expenditures in fiscal 2003 reflected tight control on our spending in light of then-prevailing economic conditions.

Cash used for financing activities was $300.4 million, $216.0 million and $555.0 million in fiscal 2005, 2004 and 2003, respectively.  The net cash used for financing activities in fiscal 2005 primarily reflected common stock repurchases and dividend payments, partially offset by the issuance of short-term commercial paper to fund working capital needs and the receipt of proceeds from employee stock option transactions.  The net cash used for financing activities in fiscal 2004 primarily related to the redemption of $291.6 million aggregate principal amount of the 2015 Preferred Stock, common stock repurchases and dividend payments partially offset by proceeds from the issuance of the 5.75% Senior Notes and from employee stock option transactions.  Net cash used for financing during fiscal 2003 primarily related to common stock repurchases, the repayment of long-term debt and dividend payments.

Dividends

On November 3, 2004, the Board of Directors declared an annual dividend of $.40 per share on our Class A and Class B Common Stock, which was paid on December 28, 2004 to stockholders of record at the close of business on December 10, 2004.  Common stock dividends paid in fiscal 2005, 2004 and 2003 were $90.1 million, $68.5 million and $58.3 million, respectively.  Dividends paid on the preferred stock were $0.9 million, $17.4 million and $23.4 million for the years ended June 30, 2005, 2004 and 2003, respectively.  The decrease in preferred stock dividends in fiscal 2005 and 2004 primarily reflected the redemption of $291.6 million aggregate principal amount of 2015 Preferred Stock on June 10, 2004 and the reduction in the dividend rate on the remaining $68.4 million of the 2015 Preferred Stock.  The cumulative redeemable preferred stock dividends have been characterized as interest expense in the accompanying consolidated statements of earnings for the fiscal years ended June 30, 2005 and 2004.

Pension Plan Funding and Expense

We maintain pension plans covering substantially all of our full-time employees for our U.S. operations and a majority of our international operations.  Several plans provide pension benefits based primarily on years of service and employees’ earnings.  In the United States, we maintain a trust-based, noncontributory qualified defined benefit pension plan (“U.S. Qualified Plan”).  Additionally, we have an unfunded, nonqualified domestic noncontributory pension plan to provide benefits in excess of statutory limitations.  Our international pension plans are comprised of defined benefit and defined contribution plans.

Several factors influence our annual funding requirements.  For the U.S. Qualified Plan, our funding policy consists of annual contributions at a rate that provides for future plan benefits and maintains appropriate funded percentages.  Such contribution is not less than the minimum required by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and subsequent pension legislation and is not more than the maximum amount deductible for income tax purposes.  For each international plan, our funding policies are determined by local laws and regulations.  In addition, amounts necessary to fund future obligations under these plans could vary depending on estimated assumptions (as detailed in “Critical Accounting Polices and Estimates”).  The effect on operating results in the future of pension plan funding will depend on economic conditions, employee demographics, mortality rates, the number of participants electing to take lump-sum distributions, investment performance and funding decisions.

For fiscal 2005 and 2004, there was no minimum contribution to the U.S. Qualified Plan required by ERISA.  However, at management’s discretion, we made cash contributions to the U.S. Qualified Plan of $2.0 million and $33.0 million during fiscal 2005 and 2004, respectively.  During fiscal 2006, we do not expect to make any cash contributions to the U.S. Qualified Plan.

For fiscal 2005 and 2004, we made benefit payments under our non-qualified domestic noncontributory pension plan of $5.0 million and $2.5 million, respectively.  We expect to make benefit payments under this plan during fiscal 2006 of $9.5 million.  For fiscal 2005 and 2004, we made cash contributions to our international pension plans of $29.2 million and $22.9 million, respectively.  We expect to make contributions under these plans during fiscal 2006 of $19.9 million.

In addition, at June 30, 2005 and 2004, we recognized a liability on our balance sheet for each pension plan if the fair market value of the assets of that plan was less than the accumulated benefit obligation and, accordingly, a benefit or a charge was recorded in accumulated other comprehensive income (loss) in shareholders’ equity for the change in such liability.  During fiscal 2005, we recorded a charge, net of deferred tax, of $11.4 million while in fiscal 2004, we recorded a benefit, net of deferred tax, of $16.0 million to accumulated other comprehensive income (loss).

Commitments and Contingencies

On June 28, 2005, we received a notice of exercise of the put right from the holder of the remaining $68.4 million of the 2015 Preferred Stock, which requires us to purchase the preferred stock, plus any cumulative and unpaid dividends thereon, on or before October 26, 2005.  We intend to purchase the preferred stock on that date and pay the anticipated dividends from July 1, 2005 through that date of $0.5 million at a rate based on the after-tax yield on six-month U.S. Treasuries of 2.10%, which was reset on July 1, 2005.

Certain of our business acquisition agreements include “earn-out” provisions.  These provisions generally require that we pay to the seller or sellers of the business additional amounts based on the performance of the acquired business.  The payments typically are made after a certain period of time and our next earn-out payment will be made in fiscal 2006.  Since the size of each payment depends upon performance of the acquired business, we do not expect that such payments will have a material adverse impact on our future results of operations or financial condition.

For additional contingencies, refer to “Item 3. Legal Proceedings.”

Contractual Obligations

The following table summarizes scheduled maturities of our contractual obligations for which cash flows are fixed and determinable as of June 30, 2005:

		Payments Due in Fiscal
	Total	2006	2007	2008	2009	2010	Thereafter
	(In millions)

Debt service (1)	$1,132.1	$291.6	$28.9	$27.5	$27.0	$26.1	$731.0
Operating lease commitments (2)	1,137.4	149.3	134.2	117.5	102.5	90.7	543.2
Unconditional purchase obligations (3)	1,661.4	849.0	234.0	201.0	104.4	62.0	211.0
Total contractual obligations	$3,930.9	$1,289.9	$397.1	$346.0	$233.9	$178.8	$1,485.2

(1)	Includes long-term and short-term debt and the related projected interest costs, and to a lesser extent, capital lease commitments. Refer to Note 8 of Notes to Consolidated Financial Statements.
(2)	Refer to Note 14 of Notes to Consolidated Financial Statements.
(3)

Unconditional purchase obligations primarily include inventory commitments, estimated future earn-out payments, estimated royalty payments pursuant to license agreements, advertising commitments, capital improvement commitments, planned funding of pension and other postretirement benefit obligations and commitments pursuant to executive compensation arrangements. Future earn-out payments and future royalty and advertising commitments were estimated based on planned future sales for the term that was in effect at June 30, 2005, without consideration for potential renewal periods.

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

Foreign Exchange Risk Management

We enter into forward exchange contracts to hedge anticipated transactions as well as receivables and payables denominated in foreign currencies for periods consistent with our identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on our costs and on the cash flows that we receive from foreign subsidiaries.  Almost all foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions rated as strong investment grade by a major rating agency.  We also enter into foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The forward exchange contracts and foreign currency options entered into to hedge anticipated transactions have been designated as cash-flow hedges.  As of June 30, 2005, these cash-flow hedges were highly effective, in all material respects.

As a matter of policy, we only enter into contracts with counterparties that have at least an “A” (or equivalent) credit rating.  The counterparties to these contracts are major financial institutions.  We do not have significant exposure to any one counterparty.  Our exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts.  Management believes risk of default under these hedging contracts is remote and in any event would not be material to the consolidated financial results.  The contracts have varying maturities through the end of June 2006.  Costs associated with entering into such contracts have not been material to our consolidated financial results.  We do not utilize derivative financial instruments for trading or speculative purposes.  At June 30, 2005, we had foreign currency contracts in the form of forward exchange contracts and option contracts in the amount of $667.5 million and $120.9 million, respectively.  The foreign currencies included in forward exchange contracts (notional value stated in U.S. dollars) are principally the Swiss franc ($128.6 million), British pound ($127.6 million), Euro ($123.3 million), Canadian dollar ($78.1 million), Australian dollar ($43.3 million), Japanese yen ($31.6 million) and South Korean won ($27.6 million).  The foreign currencies included in the option contracts (notional value stated in U.S. dollars) are principally the Japanese yen ($33.6 million), South Korean won ($26.3 million), Euro ($21.5 million) and Swiss franc ($20.3 million).

Interest Rate Risk Management

We enter into interest rate derivative contracts to manage the exposure to fluctuations of interest rates on our funded and unfunded indebtedness for periods consistent with the identified exposures.  All interest rate derivative contracts are with large financial institutions rated as strong investment grade by a major rating agency.

We have an interest rate swap agreement with a notional amount of $250.0 million to effectively convert fixed interest on the existing $250.0 million 6% Senior Notes to variable interest rates based on six-month LIBOR.  We designated the swap as a fair-value hedge.  As of June 30, 2005, the fair-value hedge was highly effective, in all material respects.

Market Risk

We use a value-at-risk model to assess the market risk of our derivative financial instruments.  Value-at-risk represents the potential losses for an instrument or portfolio from adverse changes in market factors for a specified time period and confidence level.  We estimate value-at-risk across all of our derivative financial instruments using a model with historical volatilities and correlations calculated over the past 250-day period.  The measured value-at-risk, calculated as an average, for the twelve months ended June 30, 2005 related to our foreign exchange contracts and our interest rate contracts was $6.8 million and $11.2 million, respectively.  The model estimates were made assuming normal market conditions and a 95 percent confidence level.  We used a statistical simulation model that valued our derivative financial instruments against one thousand randomly generated market price paths.

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

We believe, however, that any such loss incurred would be offset by the effects of market rate movements on the respective underlying transactions for which the derivative financial instrument was intended.

OFF-BALANCE SHEET ARRANGEMENTS

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements.”  This Issue addresses the amortization period for leasehold improvements in operating leases that are either (a) placed in service significantly after and not contemplated at or near the beginning of the initial lease term or (b) acquired in a business combination.  Leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased.  Leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition.  This Issue shall be applied to leasehold improvements that are purchased or acquired in reporting periods after June 29, 2005 and we do not expect this Issue to have a material impact on our consolidated financial statements.

In June 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 143-1, “Accounting for Electronic Equipment Waste Obligations,” to address the accounting for electronic equipment waste obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”) adopted by the European Union (“EU”).  The Directive effectively obligates a commercial user to incur costs associated with the retirement of a specified asset that qualifies as historical waste equipment, as defined in the Directive.  Commercial users of electronic equipment should apply the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), and the related FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” to the obligation associated with historical waste, since this type of obligation is an asset retirement obligation.  The initial recognition of an asset-retirement-cost liability shall be recorded as an equal and offsetting increase in the carrying amount of the related asset.  Subsequent adjustments to the initial measurement of the asset and liability shall also be made in accordance with the provisions of SFAS No. 143.  The guidance in this FSP shall be applied the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the law by the applicable EU-member country.  We are currently evaluating the impact this FSP will have on our consolidated financial statements, if any.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS No. 154”) which establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle.  The statement provides guidance for determining whether retrospective application of a change in accounting principle is impracticable.  The statement also addresses the reporting of a correction of an error by restating previously issued financial statements.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  We will adopt this statement as required, and we do not believe the adoption will have a material effect on our consolidated financial statements.

On December 21, 2004, the FASB issued FSP FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP No. 109-1”), and FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”).  These staff positions provide accounting guidance on how companies should account for the effects of the AJCA that was signed into law on October 22, 2004.

FSP No. 109-1 states that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a “special deduction” instead of a tax rate reduction.  The special deduction for domestic manufacturing becomes effective for us in the first quarter of fiscal 2006.  We believe this legislation and the provisions of FSP No. 109-1 will not have a significant impact on our effective tax rate.

FSP No. 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109.  During the fourth quarter of fiscal 2005, we formulated a plan to repatriate approximately $690 million of foreign earnings in fiscal 2006, which includes $500 million of extraordinary intercompany dividends under the provisions of the AJCA.  This action resulted in an aggregate tax charge of approximately $35 million, which included an incremental tax charge of approximately $28 million in fiscal 2005.  The overall effective rate for income taxes increased from 37.7% for fiscal 2004 to 41.2% for fiscal 2005 primarily as a result of the repatriation plan.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”).  This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123(R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the fair value of the award.  SFAS No. 123(R) will be effective for our first quarter of fiscal 2006.  While we currently provide the pro forma disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” on a quarterly basis (see Note 2 of Notes to Consolidated Financial Statements–Stock-Based Compensation), we are currently evaluating the impact this statement will have on our consolidated financial statements.  In March 2005, Staff Accounting Bulletin No. 107 (“SAB No. 107”) was issued to provide guidance from the Securities and Exchange Commission to simplify some of the implementation challenges of SFAS No. 123(R) as this statement relates to the valuation of share-based payment arrangements for public companies.  We will apply the principles of SAB No. 107 in connection with our adoption of SFAS No. 123(R).

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”).  SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials.  This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005.  We believe the adoption of this statement will not have a material impact on our consolidated financial statements.

FORWARD-LOOKING INFORMATION

We and our representatives from time to time make written or oral forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission, in our press releases and in our reports to stockholders.  The words and phrases “will likely result,” “expect,” “believe,” “planned,” “may,” “should”, “could,” “anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements include, without limitation, our expectations regarding sales, earnings or other future financial performance and liquidity, product introductions, entry into new geographic regions, information systems initiatives, new methods of sale and future operations or operating results.  Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, actual results may differ materially from our expectations.  Factors that could cause actual results to differ from expectations include, without limitation:

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

(8) changes in global or local conditions, including those due to natural or man-made disasters or energy costs, that could affect consumer purchasing, the willingness of consumers to travel, the financial strength of our customers or suppliers, our operations, the cost and availability of capital which we may need for new equipment, facilities or acquisitions, the cost and availability of raw materials and the assumptions underlying our critical accounting estimates;

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

(14) consequences attributable to the events that are currently taking place in the Middle East, including terrorist attacks, retaliation and the threat of further attacks or retaliation; and

(15) the impact of repatriating certain of our foreign earnings to the United States in connection with The American Jobs Creation Act of 2004.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Our Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2005 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting and the report of independent registered public accounting firm on our management’s assessment of internal control over financial reporting are incorporated herein from pages F-2 and F-3, respectively.

Item 9B.  Other Information.

None.

PART III

The information required by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions) and Item 14 (Principal Accounting Fees and Services) of Form 10-K, and not already provided herein under “Item 1. Business – Executive Officers,” will be included in our Proxy Statement for the 2005 Annual Meeting of Stockholders, which will be filed within 120 days after the close of the fiscal year ended June 30, 2005, and such information is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)     1 and 2.  Financial Statements and Schedules - See index on Page F-1.

3. Exhibits:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation, dated November 16, 1995 (filed as Exhibit 3.1 to our Annual Report on Form 10-K for the year ended June 30, 2003 (the “FY 2003 10-K”) (SEC File No. 1-14064).*

3.2	Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999) (SEC File No. 1-14064).*

3.3

Certificate of Designations for the Series A Cumulative Redeemable Preferred Stock (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 (the “FY 2004 Q2 10-Q”)) (SEC File No.  1-14064).*

3.4	Amended and Restated By-laws (filed as Exhibit 3.1 to our Current Report on Form 8-K dated May 17, 2005) (SEC File No. 1-14064).*

4.1

Indenture, dated as of November 5, 1999, between the Company and State Street Bank and Trust Company, N.A. (filed as Exhibit 4 to Amendment No. 1 to our Registration Statement on Form S-3 (No. 333-85947) on November 5, 1999).*

4.2

Officers’ Certificate, dated January 10, 2002, defining certain terms of the 6% Senior Notes due 2012 (filed as Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 (the “FY 2002 Q2 10-Q”) (SEC File No. 1-14064)).*

4.3	Global Note for the 6% Senior Notes due 2012 (filed as Exhibit 4.3 to the FY 2002 Q2 10-Q) (SEC File No. 1-14064).*

4.4

Officers’ Certificate, dated September 29, 2003, defining certain terms of the 5.75% Senior Notes due 2033 (filed as Exhibit 4.2 to our current report on Form 8-K dated September 29, 2003) (SEC File No. 1-14064).*

4.5	Global Note for 5.75% Senior Notes due 2033 (filed as Exhibit 4.3 to our current report on Form 8-K dated September 29, 2003) (SEC File No. 1-14064).*

10.1	Stockholders’ Agreement, dated November 22, 1995 (filed as Exhibit 10.1 to our FY 2003 10-K) (SEC File No. 1-14064).*

10.1a	Amendment No. 1 to Stockholders’ Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1996) (SEC File No. 1-14064).*

10.1b	Amendment No. 2 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1996) (SEC File No. 1-14064).*

10.1c	Amendment No. 3 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (the “FY 1997 Q3 10-Q”)) (SEC File No. 1-14064).*

10.1d	Amendment No. 4 to Stockholders’ Agreement (filed as Exhibit 10.1d to our Annual Report on Form 10-K for the year ended June 30, 2000) (SEC File No. 1-14064).*

10.1e	Amendment No. 5 to Stockholders’ Agreement (filed as Exhibit 10.1e to our Annual Report on Form 10-K for the year ended June 30, 2002 (the “FY 2002 10-K”)) (SEC File No. 1-14064).*

10.1f	Amendment No. 6 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004) (SEC File No. 1-14064).*

10.2	Registration Rights Agreement, dated November 22, 1995 (filed as Exhibit 10.2 to the FY 2003 10-K) (SEC File No. 1-14064).*

10.2a	First Amendment to Registration Rights Agreement (filed as Exhibit 10.3 to our Annual Report on Form 10-K for the fiscal year ended June 30, 1996) (SEC File No. 1-14064).*

10.2b	Second Amendment to Registration Rights Agreement (filed as Exhibit 10.1 to the FY 1997 Q3 10-Q) (SEC File No. 1-14064).*

10.2c	Third Amendment to Registration Rights Agreement (filed as Exhibit 10.2c to our Annual Report on Form 10-K for the year ended June 30, 2001 (the “FY 2001 10-K”)) (SEC File No. 1-14064).*

10.2d	Fourth Amendment to Registration Rights Agreement (filed as Exhibit 10.1 to the FY 2004 Q2 10-Q) (SEC File No. 1-14064).*

10.3	Fiscal 1996 Share Incentive Plan (filed as Exhibit 10.3 to the FY 2003 10-K) (SEC File No. 1-14064).* †

10.3a

Form of Stock Option Agreement for 1995 and 1996 grants under Fiscal 1996 Share Incentive Plan (filed as Exhibit 10.3a to our Annual Report of Form 10-K for the year ended June 30, 2004 (the “FY 2004 10-K”)) (SEC File No. 1-14064).* †

10.3b	Form of Stock Option Agreement for 1997 and 1998 grants under Fiscal 1996 Share Incentive Plan (filed as Exhibit 10.3b to the FY 2004 10-K) (SEC File No. 1-14064).* †

10.4	Fiscal 1999 Share Incentive Plan (filed as Exhibit 4(c) to our Registration Statement on Form S-8 (No. 333-66851) on November 5, 1998).* †

10.4a	Form of Stock Option Agreement under Fiscal 1999 Share Incentive Plan (filed as Exhibit 10.3b to the FY 2004 10-K) (SEC File No. 1-14064).* †

10.5	The Estee Lauder Companies Retirement Growth Account Plan (filed as Exhibit 10.5 to the FY 2003 10-K) (SEC File No. 1-14064).* †

10.6	The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended June 30, 1999) (SEC File No. 1-14064).* †

10.6a	Amendment to The Estee Lauder Inc. Retirement Benefits Restoration Plan.†

10.7	Executive Annual Incentive Plan.†

10.8	Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to the FY 2001 10-K) (SEC File No. 1-14064).* †

10.8a	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8a to the FY 2002 10-K) (SEC File No. 1-14064).* †

10.8b	Option Agreement, dated November 16, 1995, with Leonard A. Lauder (Exhibit B to Mr. Lauder’s 1995 employment agreement) (filed as Exhibit 10.8b to the FY 2003 10-K) (SEC File No. 1-14064).* †

10.9	Employment Agreement with Ronald S. Lauder (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000) (SEC File No. 1-14064).* †

10.9a	Amendment to Employment Agreement with Ronald S. Lauder (filed as Exhibit 10.9a to the FY 2002 10-K) (SEC File No. 1-14064).* †

10.9b	Option Agreement, dated November 16, 1995, with Ronald S. Lauder (Exhibit B to Mr. Lauder’s 1995 employment agreement) (filed as Exhibit 10.9b to the FY 2003 10-K) (SEC File No. 1-14064).* †

10.10	Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K dated September 21, 2004) (SEC File No. 1-14064).* †

10.11	Employment Agreement with Daniel J. Brestle (filed as Exhibit 10.2 to our Current Report on Form8-K/A dated December 13, 2004; filed February 10, 2005) (SEC File No. 1-14064).*†

10.11a	Option Agreement, dated November 16, 1995, with Daniel J. Brestle (Schedule A to Mr. Brestle’s 1995 employment agreement) (filed as Exhibit 10.11b to the FY 2003 10-K) (SEC File No. 1-14064).* †

10.12	Employment Agreement with Patrick Bousquet-Chavanne.†

10.13	Employment Agreement with Philip A. Shearer (filed as Exhibit 10.2 to our Current Report on Form 8-K, dated September 21, 2004) (SEC File No. 1-14064).* †

10.14	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (filed as Exhibit 10.14 to the FY 2001 10-K) (SEC File No. 1-14064).* †

10.15	Form of Deferred Compensation Agreement (stock-based) with Outside Directors (filed as Exhibit 10.15 to the FY 2001 10-K) (SEC File No. 1-14064).* †

10.16	Non-Employee Director Share Incentive Plan (filed as Exhibit 4(d) to our Registration Statement on Form S-8 (No. 333-49606) filed on November 9, 2000).* †

10.16a	Amendment to Non-Employee Director Share Incentive Plan.†

10.16b	Form of Stock Option Agreement for Annual Stock Option Grants under Non-Employee Director Share Incentive Plan (filed as Exhibit 10.16a to the FY 2004 10-K) (SEC File No. 1-14064).* †

10.16c	Form of Stock Option Agreement for Elective Stock Option Grants under Non-Employee Director Share Incentive Plan (filed as Exhibit 10.16b to the FY 2004 10-K) (SEC File No. 1-14064).* †

10.17	Fiscal 2002 Share Incentive Plan (filed as Exhibit 4(d) to our Registration Statement on Form S-8 (No. 333-72684) on November 1, 2001).* †

10.17a	Form of Stock Option Agreement under Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.2 to our Current Report on Form 8-K dated August 24, 2004) (SEC File No. 1-14064).*†

10.18

$600 Million Credit Agreement, dated as of May 27, 2005, by and among the Company, Estee Lauder Inc., the Eligible Subsidiaries of the Company, as defined therein, the lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent (“JPMCB”), Citibank, N.A. and Bank of America, N.A., as syndication agents, and Bank of Tokyo-Mitsubishi Trust Company and BNP Paribas, as documentation agents (filed as Exhibit 10.1 to our Current Report on Form 8-K dated May 27, 2005) (SEC File No. 1-14064).* †

10.19	Summary of Compensation For Non-Employee Directors of the Company (filed as Exhibit 10.1 to our Current Report on Form 8-K dated May 17, 2005) (SEC File No. 1-14064).* †

21.1	List of significant subsidiaries.

23.1	Consent of KPMG LLP.

24.1	Power of Attorney.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

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
Date: September 2, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title (s)	Date

WILLIAM P. LAUDER*	President, Chief Executive Officer	September 2, 2005
William P. Lauder	and a Director
(Principal Executive Officer)

LEONARD A. LAUDER*	Chairman of the Board of	September 2, 2005
Leonard A. Lauder	Directors

CHARLENE BARSHEFSKY *	Director	September 2, 2005
Charlene Barshefsky

ROSE MARIE BRAVO*	Director	September 2, 2005
Rose Marie Bravo

MELLODY HOBSON*	Director	September 2, 2005
Mellody Hobson

IRVINE O. HOCKADAY, JR.*	Director	September 2, 2005
Irvine O. Hockaday, Jr.

AERIN LAUDER*	Director	September 2, 2005
Aerin Lauder

RONALD S. LAUDER*	Director	September 2, 2005
Ronald S. Lauder

RICHARD D. PARSONS*	Director	September 2, 2005
Richard D. Parsons

MARSHALL ROSE*	Director	September 2, 2005
Marshall Rose

LYNN FORESTER DE ROTHSCHILD*	Director	September 2, 2005
Lynn Forester De Rothschild

BARRY S. STERNLICHT*	Director	September 2, 2005
Barry S. Sternlicht

/s/ RICHARD W. KUNES	Executive Vice President and	September 2, 2005
Richard W. Kunes	Chief Financial Officer
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

Management’s Report on Internal Control over Financial Reporting

Management of The Estée Lauder Companies Inc. (including its subsidiaries) (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules13a-15(f) of the Securities Exchange Act of 1934, as amended).

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, the Company’s management has concluded that, as of June 30, 2005, the Company’s internal control over financial reporting was effective.

KPMG LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements has issued its attestation report on management’s assessment of internal control over financial reporting.  That attestation report follows this report.

/s/ William P. Lauder	/s/ Richard W. Kunes
William P. Lauder	Richard W. Kunes
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

August 23, 2005

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders
The Estée Lauder Companies Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that The Estée Lauder Companies Inc. maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Estée Lauder Companies Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that The Estée Lauder Companies Inc. maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also, in our opinion, The Estée Lauder Companies Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Estée Lauder Companies Inc. and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2005, and our report dated August 23, 2005 expressed an unqualified opinion on those consolidated financial statements.  Our report also refers to the adoption of the provisions of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective July 1, 2003.

/s/ KPMG LLP

New York, New York
August 23, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Estée Lauder Companies Inc.:

We have audited the accompanying consolidated balance sheets of The Estée Lauder Companies Inc. and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2005.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed on the index on page F-1.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Estée Lauder Companies Inc. and subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective July 1, 2003.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Estée Lauder Companies Inc.’s internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 23, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

New York, New York
August 23, 2005

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended June 30
	2005	2004	2003
	(In millions, except per share data)

Net Sales	$6,336.3	$5,790.4	$5,096.0
Cost of sales	1,617.4	1,476.3	1,324.4

Gross Profit	4,718.9	4,314.1	3,771.6

Operating expenses:
Selling, general and administrative	3,998.3	3,651.3	3,225.6
Special charges	—	—	22.0
Related party royalties	—	18.8	20.3
	3,998.3	3,670.1	3,267.9

Operating Income	720.6	644.0	503.7

Interest expense, net	13.9	27.1	8.1
Earnings before Income Taxes, Minority Interest and Discontinued Operations	706.7	616.9	495.6

Provision for income taxes	291.3	232.6	163.3
Minority interest, net of tax	(9.3)	(8.9)	(6.7)
Net Earnings from Continuing Operations	406.1	375.4	325.6

Discontinued operations, net of tax	—	(33.3)	(5.8)
Net Earnings	406.1	342.1	319.8

Preferred stock dividends	—	—	23.4
Net Earnings Attributable to Common Stock	$406.1	$342.1	$296.4

Basic net earnings per common share:
Net earnings attributable to common stock from continuing operations	$1.80	$1.65	$1.30
Discontinued operations, net of tax	—	(.15)	(.03)
Net earnings attributable to common stock	$1.80	$1.50	$1.27

Diluted net earnings per common share:
Net earnings attributable to common stock from continuing operations	$1.78	$1.62	$1.29
Discontinued operations, net of tax	—	(.14)	(.03)
Net earnings attributable to common stock	$1.78	$1.48	$1.26

Weighted average common shares outstanding:
Basic	225.3	228.2	232.6
Diluted	228.6	231.6	234.7

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED BALANCE SHEETS

	June 30
	2005	2004
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$553.3	$611.6
Accounts receivable, net	776.6	664.9
Inventory and promotional merchandise, net	768.3	653.5
Prepaid expenses and other current assets	204.4	269.2
Total current assets	2,302.6	2,199.2

Property, Plant and Equipment, net	694.2	647.0

Other Assets
Investments, at cost or market value	12.3	12.6
Goodwill, net	720.6	672.3
Other intangible assets, net	71.8	71.9
Other assets, net	84.3	105.1
Total other assets	889.0	861.9
Total assets	$3,885.8	$3,708.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$263.6	$73.8
Accounts payable	249.4	267.3
Accrued income taxes	109.9	109.4
Other accrued liabilities	874.8	871.5
Total current liabilities	1,497.7	1,322.0

Noncurrent Liabilities
Long-term debt	451.1	461.5
Other noncurrent liabilities	228.4	175.6
Total noncurrent liabilities	679.5	637.1

Commitments and Contingencies (see Note 14)

Minority interest	15.8	15.5

Stockholders’ Equity
Common stock, $.01 par value; 650,000,000 shares Class A authorized; shares issued: 159,837,545 at June 30, 2005 and 150,969,807 at June 30, 2004; 240,000,000 shares Class B authorized; shares issued and outstanding: 87,640,901 at June 30, 2005 and 93,012,901 at June 30, 2004	2.5	2.4
Paid-in capital	465.2	382.3
Retained earnings	2,203.2	1,887.2
Accumulated other comprehensive income	9.4	10.5
	2,680.3	2,282.4
Less: Treasury stock, at cost; 27,174,160 Class A shares at June 30, 2005 and 16,455,660 Class A shares at June 30, 2004	(987.5)	(548.9)
Total stockholders’ equity	1,692.8	1,733.5
Total liabilities and stockholders’ equity	$3,885.8	$3,708.1

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

	Year Ended June 30
	2005	2004	2003
	(In millions)

STOCKHOLDERS’ EQUITY
Common stock, beginning of year	$2.4	$2.4	$2.4
Stock compensation programs	0.1	—	—
Common stock, end of year	2.5	2.4	2.4

Paid-in capital, beginning of year	382.3	293.7	268.8
Stock compensation programs	82.9	88.6	24.9
Paid-in capital, end of year	465.2	382.3	293.7

Retained earnings, beginning of year	1,887.2	1,613.6	1,363.7
Preferred stock dividends	—	—	(23.4)
Common stock dividends	(90.1)	(68.5)	(46.5)
Net earnings for the year	406.1	342.1	319.8
Retained earnings, end of year	2,203.2	1,887.2	1,613.6

Accumulated other comprehensive income (loss), beginning of year	10.5	(53.1)	(92.5)
Other comprehensive income (loss)	(1.1)	63.6	39.4
Accumulated other comprehensive income (loss), end of year	9.4	10.5	(53.1)

Treasury stock, beginning of year	(548.9)	(433.0)	(80.5)
Acquisition of treasury stock	(438.6)	(115.9)	(352.5)
Treasury stock, end of year	(987.5)	(548.9)	(433.0)

Total stockholders’ equity	$1,692.8	$1,733.5	$1,423.6

COMPREHENSIVE INCOME
Net earnings	$406.1	$342.1	$319.8

Other comprehensive income (loss):
Net unrealized investment gains (losses)	0.3	(0.6)	0.8
Net derivative instrument gains	1.8	11.7	7.6
Net minimum pension liability adjustments	(11.4)	16.0	(20.3)
Translation adjustments	8.2	36.5	51.3
Other comprehensive income (loss)	(1.1)	63.6	39.4

Total comprehensive income	$405.0	$405.7	$359.2

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30
	2005	2004	2003
	(In millions)
Cash Flows from Operating Activities
Net earnings	$406.1	$342.1	$319.8
Adjustments to reconcile net earnings to net cash flows provided by operating activities from continuing operations:
Depreciation and amortization	196.7	191.7	174.8
Deferred income taxes	104.9	18.3	36.5
Minority interest	9.3	8.9	6.7
Non-cash stock compensation	(1.2)	7.9	1.5
Loss on disposal of fixed assets	9.8	5.6	5.5
Discontinued operations	—	33.3	—
Other non-cash items	1.1	0.8	0.9
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	(106.6)	(18.4)	38.6
Increase in inventory and promotional merchandise, net	(105.1)	(45.7)	(15.7)
Decrease (increase) in other assets	6.0	16.2	(15.3)
Increase (decrease) in accounts payable	(23.9)	29.8	(8.4)
Increase in accrued income taxes	21.0	17.3	5.4
Increase (decrease) in other accrued liabilities	(47.5)	75.5	52.7
Increase (decrease) in other noncurrent liabilities	8.6	(7.9)	(44.4)
Net cash flows provided by operating activities of continuing operations	479.2	675.4	558.6

Cash Flows from Investing Activities
Capital expenditures	(229.6)	(212.1)	(168.6)
Acquisition of businesses, net of acquired cash	(7.1)	(4.4)	(50.4)
Proceeds from divestitures	—	3.0	—
Proceeds from disposition of long-term investments	—	—	21.0
Purchases of long-term investments	(0.3)	(0.1)	—
Net cash flows used for investing activities of continuing operations	(237.0)	(213.6)	(198.0)

Cash Flows from Financing Activities
Increase (decrease) in short-term debt, net	158.6	(2.0)	2.9
Proceeds from issuance of long-term debt, net	—	195.5	—
Proceeds from the net settlement of treasury lock agreements	—	15.0	—
Repayments and redemptions of long-term debt	(2.5)	(293.7)	(135.8)
Net proceeds from employee stock transactions	80.6	61.4	16.7
Payments to acquire treasury stock	(438.6)	(115.9)	(352.5)
Dividends paid to stockholders	(90.1)	(68.5)	(81.7)
Distributions made to minority holders of consolidated subsidiaries	(8.4)	(7.8)	(4.6)
Net cash flows used for financing activities of continuing operations	(300.4)	(216.0)	(555.0)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1.0	4.2	11.6
Cash flows used for discontinued operations	(1.1)	(2.5)	—
Net Increase (Decrease) in Cash and Cash Equivalents	(58.3)	247.5	(182.8)
Cash and Cash Equivalents at Beginning of Year	611.6	364.1	546.9
Cash and Cash Equivalents at End of Year	$553.3	$611.6	$364.1

Supplemental disclosures of cash flow information (see Note 16)
Cash paid during the year for:
Interest	$23.1	$35.9	$17.7
Income Taxes	$164.4	$193.1	$134.7

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

The Estée Lauder Companies Inc. manufactures, markets and sells skin care, makeup, fragrance and hair care products around the world.  Products are marketed under the following brand names:  Estée Lauder, Clinique, Aramis, Prescriptives, Origins, M•A•C, Bobbi Brown, La Mer, Aveda, Stila, Jo Malone, Bumble and bumble, Darphin, Rodan + Fields, American Beauty, Flirt!, Good Skin™,  Donald Trump The Fragrance and Grassroots.  The Estée Lauder Companies Inc. is also the global licensee of the Tommy Hilfiger, Donna Karan and Michael Kors brand names for fragrances and cosmetics.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of The Estée Lauder Companies Inc. and its subsidiaries (collectively, the “Company”) as continuing operations, with the exception of the operating results of its reporting unit that sold jane brand products, which have been reflected as discontinued operations for fiscal 2004 and 2003 (see Note 4).  All significant intercompany balances and transactions have been eliminated.

Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to current year presentation for comparative purposes.

Net Earnings Per Common Share

For the years ended June 30, 2005 and 2004, net earnings per common share (“basic EPS”) is computed by dividing net earnings, which includes preferred stock dividends, by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions).  For the year ended June 30, 2003, basic EPS is computed by dividing net earnings, after deducting preferred stock dividends on the Company’s $6.50 Cumulative Redeemable Preferred Stock (which was outstanding during such fiscal year and exchanged for the 2015 Preferred Stock in fiscal 2004), by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions).  Net earnings per common share assuming dilution (“diluted EPS”) is computed by reflecting potential dilution from the exercise of stock options.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Year Ended June 30
	2005	2004	2003
	(In millions, except per share data)

Numerator:
Net earnings from continuing operations	$406.1	$375.4	$325.6
Preferred stock dividends	—	—	(23.4)
Net earnings attributable to common stock from continuing operations	406.1	375.4	302.2
Discontinued operations, net of tax	—	(33.3)	(5.8)
Net earnings attributable to common stock	$406.1	$342.1	$296.4

Denominator:
Weighted average common shares outstanding – Basic	225.3	228.2	232.6
Effect of dilutive securities: Stock options	3.3	3.4	2.1
Weighted average common shares outstanding – Diluted	228.6	231.6	234.7

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended June 30
	2005	2004	2003
	(In millions, except per share data)

Basic net earnings per common share:
Net earnings from continuing operations	$1.80	$1.65	$1.30
Discontinued operations, net of tax	—	(.15)	(.03)
Net earnings	$1.80	$1.50	$1.27

Diluted net earnings per common share:
Net earnings from continuing operations	$1.78	$1.62	$1.29
Discontinued operations, net of tax	—	(.14)	(.03)
Net earnings	$1.78	$1.48	$1.26

As of June 30, 2005, 2004 and 2003, options to purchase 12.5 million, 6.6 million and 13.6 million shares, respectively, of Class A Common Stock were not included in the computation of diluted EPS because the exercise prices of those options were greater than the average market price of the common stock and their inclusion would be anti-dilutive.  The options were still outstanding at the end of the applicable periods.

Cash and Cash Equivalents

Cash and cash equivalents include $332.9 million and $187.2 million of short-term time deposits at June 30, 2005 and 2004, respectively.  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions of $28.9 million and $30.1 million as of June 30, 2005 and 2004, respectively.

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at year-end rates of exchange, while revenue and expenses are translated at weighted average rates of exchange for the year.  Unrealized translation gains or losses are reported as cumulative translation adjustments through other comprehensive income.  Such adjustments amounted to $8.2 million, $36.5 million and $51.3 million of unrealized translation gains in fiscal 2005, 2004 and 2003, respectively.

The Company enters into forward foreign exchange contracts and foreign currency options to hedge foreign currency transactions for periods consistent with its identified exposures.  Accordingly, the Company categorizes these instruments as entered into for purposes other than trading.

The accompanying consolidated statements of earnings include net exchange losses of $15.8 million, $14.5 million and $15.0 million in fiscal 2005, 2004 and 2003, respectively.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30
	2005	2004
	(In millions)
Inventory and promotional merchandise consists of:
Raw materials	$149.9	$148.1
Work in process	43.2	36.5
Finished goods	403.4	317.7
Promotional merchandise	171.8	151.2
	$768.3	$653.5

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

	June 30
Asset (Useful Life)	2005	2004
	(In millions)

Land	$13.6	$13.6
Buildings and improvements (10 to 40 years)	160.8	160.9
Machinery and equipment (3 to 10 years)	721.2	661.1
Furniture and fixtures (5 to 10 years)	109.1	101.9
Leasehold improvements	703.9	630.3
	1,708.6	1,567.8
Less accumulated depreciation and amortization	1,014.4	920.8
	$694.2	$647.0

Depreciation and amortization of property, plant and equipment was $187.2 million, $176.9 million and $156.3 million in fiscal 2005, 2004 and 2003, respectively.  Depreciation and amortization related to the Company’s manufacturing process is included in cost of sales and all other depreciation and amortization is included in selling, general and administrative expenses in the accompanying consolidated statements of earnings.

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

In accordance with SFAS No. 142, the impairment testing is performed in two steps: (i) the Company determines impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.  To determine fair value, the Company relied on three valuation models: guideline public companies, acquisition analysis and discounted cash flow.  For goodwill valuation purposes only, the revised fair value of a reporting unit would be allocated to the assets and liabilities of the business unit to arrive at an implied fair value of goodwill, based upon known facts and circumstances, as if the acquisition occurred at that time.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2004, the Company sold the assets and operations of its reporting unit that sold jane brand products.  Based on an assessment of the tangible and intangible assets of this business, the Company determined that the carrying amount of these assets as then reflected on the Company’s consolidated balance sheet exceeded their estimated fair value.  In accordance with the assessment, the Company recorded a goodwill impairment charge in the amount of $26.4 million for fiscal 2004, which is reported as a component of discontinued operations in the accompanying consolidated statements of earnings.  This write-down primarily impacted the Company’s makeup product category and the Americas region.

Goodwill

The Company assigns goodwill of a reporting unit to the product category in which that reporting unit predominantly operates at the time of its acquisition.  The change in the carrying amount of goodwill is as follows:

	Year Ended or at June 30
(In millions)	2003	Additions	Reductions	2004	Additions	Reductions	2005
Skin Care	$14.0	$1.0	$—	$15.0	$4.0	$—	$19.0
Makeup	342.2	—	(26.4)	315.8	2.8	—	318.6
Fragrance	15.5	—	—	15.5	39.7	—	55.2
Hair Care	323.6	2.4	—	326.0	1.8	—	327.8
Total	$695.3	$3.4	$(26.4)	$672.3	$48.3	$—	$720.6

Included in fiscal 2005 additions to goodwill was $37.7 million related to an expected payment to be made in fiscal 2006 to satisfy an earn-out provision related to the Company’s acquisition of Jo Malone Limited in October 1999.

Other Intangible Assets

Other intangible assets include trademarks and patents, as well as license agreements and other intangible assets resulting from or related to businesses purchased by the Company.  Indefinite lived assets (e.g., trademarks) are not subject to amortization and are evaluated annually for impairment or sooner if certain events or circumstances indicate a potential impairment.  Patents are amortized on a straight-line basis over the shorter of the legal term or the useful life of the patent, approximately 20 years.  Other intangible assets (e.g., non-compete agreements, customer lists) are amortized on a straight-line basis over their expected period of benefit, approximately 5 years to 8 years.  Intangible assets related to license agreements are amortized on a straight-line basis over their useful lives based on the terms of their respective agreements, currently approximately 10 years to 16 years, and are subject to periodic impairment testing.

Other intangible assets consist of the following:

	June 30, 2005
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
	(In millions)

License agreements	$42.9	$15.5	$27.4
Trademarks and other	49.5	5.3	44.2
Patents	0.5	0.3	0.2
Total	$92.9	$21.1	$71.8

	June 30, 2004
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
	(In millions)

License agreements	$40.3	$11.4	$28.9
Trademarks and other	48.6	5.6	43.0
Patents	0.5	0.5	—
Total	$89.4	$17.5	$71.9

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate amortization expenses related to amortizable intangible assets for the years ended June 30, 2005, 2004 and 2003 were $4.6 million, $4.0 million and $1.9 million, respectively.  The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

	Estimated Expense in Fiscal
	2006	2007	2008	2009	2010
	(In millions)

Aggregate amortization expense	$4.7	$4.7	$4.7	$3.3	$3.0

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

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) (“OCI”) included in the accompanying consolidated balance sheets consist of the following:

	Year Ended June 30
	2005	2004	2003
	(In millions)

Net unrealized investment gains (losses), beginning of year	$0.1	$0.7	$(0.1)
Unrealized investment gains (losses)	0.5	(1.0)	1.4
Benefit (provision) for deferred income taxes	(0.2)	0.4	(0.6)
Net unrealized investment gains, end of year	0.4	0.1	0.7

Net derivative instruments, beginning of year	10.2	(1.5)	(9.1)
Gain (loss) on derivative instruments	(9.1)	1.6	(1.6)
Benefit (provision) for deferred income taxes on derivative instruments	3.0	(1.4)	0.5
Reclassification to earnings during the year	11.8	17.2	13.3
Provision for deferred income taxes on reclassification	(3.9)	(5.7)	(4.6)
Net derivative instruments, end of year	12.0	10.2	(1.5)

Net minimum pension liability adjustments, beginning of year	(24.6)	(40.6)	(20.3)
Minimum pension liability adjustments	(15.5)	26.6	(30.8)
Benefit (provision) for deferred income taxes	4.1	(10.6)	10.5
Net minimum pension liability adjustments, end of year	(36.0)	(24.6)	(40.6)

Cumulative translation adjustments, beginning of year	24.8	(11.7)	(63.0)
Translation adjustments	8.2	36.5	51.3
Cumulative translation adjustments, end of year	33.0	24.8	(11.7)

Accumulated other comprehensive income (loss)	$9.4	$10.5	$(53.1)

Of the $12.0 million, net of tax, derivative instrument gain recorded in OCI at June 30, 2005, $9.0 million, net of tax, related to the proceeds from the settlement of the treasury lock agreements upon the issuance of the 5.75% Senior Notes which will be reclassified to earnings as an offset to interest expense over the 30-year life of the debt and $3.0 million, net of tax, related to gains from forward and option contracts which the Company will reclassify to earnings during the next twelve months.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Revenues from merchandise sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of the risk of loss related to those goods.  In the Americas region, sales are generally recognized at the time the product is shipped to the customer and, in the Europe, Middle East & Africa and Asia/Pacific regions, sales are generally recognized based upon the customer’s receipt.  In certain circumstances, transfer of title takes place at the point of sale (e.g., at the Company’s retail stores).

Sales are reported on a net sales basis, which is computed by deducting from gross sales the amount of actual product returns received, discounts, incentive arrangements with retailers and an amount established for anticipated product returns.  The Company’s practice is to accept product returns from retailers only if properly requested, authorized and approved.  In accepting returns, the Company typically provides a credit to the retailer against accounts receivable from that retailer.  As a percentage of gross sales, returns were 4.7%, 4.6% and 5.1% in fiscal 2005, 2004 and 2003, respectively.

Payments to Customers

The Company is subject to the provisions of Emerging Issues Task Force (“EITF”) Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”  In accordance with this guidance, the Company has recorded the revenues generated from purchase with purchase promotions as sales and the costs of its purchase with purchase and gift with purchase promotions as cost of sales.  Certain other incentive arrangements require the payment of a fee to customers based on their attainment of pre-established sales levels.  These fees have been recorded as a reduction of net sales in the accompanying consolidated statements of earnings and were not material to the results of operations in any period presented.

The Company enters into transactions related to advertising, product promotions and demonstrations, some of which involve cooperative relationships with customers.  These activities may be arranged either with unrelated third parties or in conjunction with the customer.  The Company’s share of the cost of these transactions (regardless of to whom they were paid) are reflected in selling, general and administrative expenses in the accompanying consolidated statements of earnings and were approximately $906 million, $845 million and $790 million in fiscal 2005, 2004 and 2003, respectively.

Advertising and Promotion

Costs associated with advertising are expensed during the year as incurred.  Global advertising expenses, which primarily include television, radio and print media, and promotional expenses, such as products used as sales incentives, were $1,812.5 million, $1,612.0 million and $1,416.1 million in fiscal 2005, 2004 and 2003, respectively.  These amounts include activities relating to purchase with purchase and gift with purchase promotions that are reflected in net sales and cost of sales.

Advertising and promotional expenses included in operating expenses were $1,595.6 million, $1,426.8 million and $1,217.8 million in fiscal 2005, 2004 and 2003, respectively.

Research and Development

Research and development costs, which amounted to $72.3 million, $67.2 million and $60.8 million in fiscal 2005, 2004 and 2003, respectively, are expensed as incurred.

Operating Leases

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

Generally, leasing is not a significant portion of the Company’s business, however, in connection with a February 7, 2005 letter from the Office of the Chief Accountant of the Securities and Exchange Commission to the American Institute of Certified Public Accountants expressing its views of existing accounting literature related to lease accounting, the Company has completed a review of its lease accounting policies.  The Company has determined that any changes to its previous practices would not result in a material impact on its results of operations and statements of financial position and cash flows for the current period or any individual prior year.  Accordingly, the Company’s consolidated financial statements for prior periods have not been restated.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related Party Royalties and Trademarks

On April 24, 2004, Mrs. Estée Lauder passed away.  As a result, the royalty payments previously made to her since 1969 in connection with the Company’s purchase of the “Estée Lauder” trademark outside the United States ceased to accrue.  Royalty payments totaling $18.8 million and $20.3 million have been charged to expense in fiscal 2004 and 2003, respectively.

License Arrangements

The Company’s license agreements provide the Company with worldwide rights to manufacture, market and sell beauty and beauty-related products (or particular categories thereof) using the licensors’ trademarks.  The licenses typically have an initial term of approximately 2 years to 11 years, and are renewable subject to the Company’s compliance with the license agreement provisions.  The remaining terms, including the potential renewal periods, range from approximately 3 years to 25 years.  Under each license, the Company is required to pay royalties to the licensor, at least annually, based on net sales to third parties.

Most of the Company’s licenses were entered into to create new business.  In some cases, the Company acquired, or entered into, a license where the licensor or another licensee was operating a pre-existing beauty products business.  In those cases, intangible assets are capitalized and amortized over their useful lives based on the terms of the agreement and are subject to periodic impairment testing.

Stock-Based Compensation

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

		Year Ended June 30
		2005	2004 (i)	2003
		(In millions, except per share data)

Net earnings attributable to common stock, as reported		$406.1	$342.1	$296.4
Deduct:	Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	21.8	31.4	22.9
Pro forma net earnings attributable to common stock		$384.3	$310.7	$273.5

Earnings per common share:
Net earnings per common share – Basic, as reported		$1.80	$1.50	$1.27
Net earnings per common share – Basic, pro forma		$1.71	$1.36	$1.18

Net earnings per common share – Diluted, as reported		$1.78	$1.48	$1.26
Net earnings per common share – Diluted, pro forma		$1.67	$1.34	$1.16

(i) Fiscal 2004 pro forma compensation cost includes the acceleration of exercisability of options held by an executive who retired on June 30, 2004 based on the original terms of the option grants.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended June 30
	2005	2004	2003
Average expected volatility	32%	31%	31%
Average expected option life	7 years	7 years	7 years
Average risk-free interest rate	3.9%	3.7%	4.2%
Average dividend yield	.7%	.6%	.6%

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

For the fiscal years ended June 30, 2005, 2004 and 2003, the Company’s three largest customers accounted for an aggregate of 22%, 22% and 24%, respectively, of net sales.  No single customer accounted for more than 10% of the Company’s net sales during fiscal 2005, 2004, or 2003.  The Company’s two largest customers, Federated Department Stores, Inc. and The May Department Stores Company, are in the process of merging and have stated that they expect the merger to be completed in calendar 2005.

Additionally, as of June 30, 2005 and 2004, the Company’s three largest customers accounted for an aggregate of 24% and 25%, respectively, of its outstanding accounts receivable.

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

Recently Issued Accounting Standards

In June 2005, the EITF reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements.”  This Issue addresses the amortization period for leasehold improvements in operating leases that are either (a) placed in service significantly after and not contemplated at or near the beginning of the initial lease term or (b) acquired in a business combination.  Leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased.  Leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition.  This Issue shall be applied to leasehold improvements that are purchased or acquired in reporting periods after June 29, 2005 and the Company does not expect this Issue to have a material impact on its consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 143-1, “Accounting for Electronic Equipment Waste Obligations,” to address the accounting for electronic equipment waste obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”) adopted by the European Union (“EU”).  The Directive effectively obligates a commercial user to incur costs associated with the retirement of a specified asset that qualifies as historical waste equipment, as defined in the Directive.  Commercial users of electronic equipment should apply the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), and the related FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” to the obligation associated with historical waste, since this type of obligation is an asset retirement obligation.  The initial recognition of an asset-retirement-cost liability shall be recorded as an equal and offsetting increase in the carrying amount of the related asset.  Subsequent adjustments to the initial measurement of the asset and liability shall also be made in accordance with the provisions of SFAS No. 143.  The guidance in this FSP shall be applied the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the law by the applicable EU-member country.  The Company is currently evaluating the impact this FSP will have on its consolidated financial statements, if any.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS No. 154”) which establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle.  The statement provides guidance for determining whether retrospective application of a change in accounting principle is impracticable.  The statement also addresses the reporting of a correction of an error by restating previously issued financial statements.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company will adopt this statement as required, and does not believe the adoption will have a material effect on its consolidated financial statements.

On December 21, 2004, the FASB issued FSP FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP No. 109-1”), and FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”).  These staff positions provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 (the “AJCA”) that was signed into law on October 22, 2004.

FSP No. 109-1 states that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a “special deduction” instead of a tax rate reduction.  The special deduction for domestic manufacturing becomes effective for the Company in the first quarter of fiscal 2006.  The Company believes this legislation and the provisions of FSP No. 109-1 will not have a significant impact on its effective tax rate.

FSP No. 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109.  During the fourth quarter of fiscal 2005, the Company formulated a plan to repatriate approximately $690 million of foreign earnings in fiscal 2006, which includes $500 million of extraordinary intercompany dividends under the provisions of the AJCA.  This action resulted in an aggregate tax charge of approximately $35 million, which included an incremental tax charge of approximately $28 million in fiscal 2005.  The overall effective rate for income taxes increased from 37.7% for fiscal 2004 to 41.2% for fiscal 2005 primarily as a result of the repatriation plan.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”).  This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123(R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the fair value of the award.  SFAS No. 123(R) will be effective for the Company’s first quarter of fiscal 2006.  While the Company currently provides the pro forma disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” on a quarterly basis (see Note 2 – Stock-Based Compensation), it is currently evaluating the impact this statement will have on its consolidated financial statements.  In March 2005, Staff Accounting Bulletin No. 107 (“SAB No. 107”) was issued to provide guidance from the Securities and Exchange Commission to simplify some of the implementation challenges of SFAS No. 123(R) as this statement relates to the valuation of share-based payment arrangements for public companies.  The Company will apply the principles of SAB No. 107 in connection with its adoption of SFAS No. 123(R).

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”).  SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials.  This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005.  The Company believes the adoption of this statement will not have a material impact on its consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – PUBLIC OFFERINGS

In June 2004, three Lauder family trusts sold a total of 13,000,000 shares of Class A Common Stock in a registered public offering.  The Company did not receive any proceeds from the sales of these shares.  The cost of this offering was borne by the selling stockholders.

NOTE 4 – ACQUISITION AND DIVESTITURE OF BUSINESSES AND LICENSE ARRANGEMENTS

As of June 30, 2005, the Company had a current liability with an equal and offsetting increase in goodwill of $37.7 million related to an expected payment to be made in fiscal 2006 to satisfy an earn-out provision related to the Company’s acquisition of Jo Malone Limited in October 1999, which payment may be satisfied by the issuance of a note to the seller.

In July 2004, the Company acquired a majority equity interest in its former distributor in Portugal.  The aggregate payments made through June 30, 2005 to acquire the distributor were funded by cash provided by operations and did not have a material effect on the Company’s results of operations or financial condition.  In addition, the Company assumed debt and other long-term obligations of 4.6 million Euros associated with the acquisition (approximately $5.6 million at acquisition date exchange rates).  The debt is payable semi-annually through February 2008 at a variable interest rate.

In December 2003, the Company committed to a plan to sell the assets and operations of its reporting unit that sold jane brand products and sold them in February 2004.  At the time the decision was made, circumstances warranted that the Company conduct an assessment of the tangible and intangible assets of the jane business.  Based on this assessment, the Company determined that the carrying amount of these assets as then reflected on the Company’s consolidated balance sheet exceeded its estimated fair value.  In accordance with the assessment and the closing of the sale, the Company recorded an after-tax charge to discontinued operations of $33.3 million for the fiscal year ended June 30, 2004.  The charge represents the impairment of goodwill in the amount of $26.4 million; the reduction in value of other tangible assets in the amount of $2.1 million, net of tax; and the reporting unit’s operating loss of $4.8 million, net of tax.  Included in the operating loss of fiscal 2004 were additional costs associated with the sale and discontinuation of the business.  As a result, all consolidated statements of earnings information in the consolidated financial statements and footnotes for fiscal 2004 and fiscal 2003 have been restated for comparative purposes to reflect that reporting unit as discontinued operations, including the restatement of the makeup product category and the Americas region data presented in Note 17.

In July 2003, the Company acquired the Rodan + Fields skin care line.  The initial purchase price, paid at closing, was funded by cash provided by operations, the payment of which did not have a material effect on the Company’s results of operations or financial condition.  The Company expects to make additional payments between fiscal 2007 and 2011 based on certain conditions.

In April 2003, the Company acquired the Paris-based Darphin group of companies that develops, manufactures and markets the “Darphin” brand of skin care and makeup products.  The initial purchase price, paid at closing, was funded by cash provided by operations, the payment of which did not have a material effect on the Company’s results of operations or financial condition.  An additional payment is expected to be made in fiscal 2009, the amount of which will depend on future net sales and earnings of the Darphin business.

At various times during fiscal 2005, 2004 and 2003, the Company acquired businesses engaged in the wholesale distribution and retail sale of Aveda products, as well as other products, in the United States and other countries.

The aggregate purchase price for these acquisitions, which includes acquisition costs, was $7.1 million, $4.4 million, and $50.4 million in fiscal 2005, 2004 and 2003, respectively, and each transaction was accounted for using the purchase method of accounting.  Accordingly, the results of operations for each of the acquired businesses are included in the accompanying consolidated financial statements commencing with its date of original acquisition.  Pro forma results of operations, as if each of such businesses had been acquired as of the beginning of the year of acquisition, have not been presented, as the impact on the Company’s consolidated financial results would not have been material.

In fiscal 2005, the Company was developing products under license agreements for Sean John (announced in May 2004), Tom Ford (announced in April 2005) and Missoni (announced in May 2005) and an Origins license agreement to develop and sell products using the name of Dr. Andrew Weil (announced in October 2004).  In May 2003, the Company entered into a license agreement for fragrances and beauty products under the “Michael Kors” trademarks with Michael Kors, L.L.C. and purchased certain related rights and inventory from American Designer Fragrances, a division of LVMH.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain license agreements may require minimum royalty payments, incremental royalties based on net sales levels and minimum spending on advertising and promotional activities.  Royalty expenses are accrued in the period in which net sales are earned while advertising and promotional expenses are accrued at the time these costs are incurred.

NOTE 5 – RESTRUCTURING AND SPECIAL CHARGES

Fiscal 2003

During the fourth quarter of fiscal 2003, the Company recorded a special pre-tax charge of $22.0 million, or $13.5 million after-tax, equal to $.06 per diluted common share, in connection with the proposed settlement of a legal proceeding brought against a number of defendants including the Company (see Note 14).  The amount of the charge in this case is significantly larger than similar charges the Company has incurred individually or in the aggregate for legal proceedings in any prior year.  As of June 30, 2005, cumulative payments related to the special pre-tax charge were $4.8 million.  The Company expects to settle a majority of the remaining obligation by the end of fiscal 2007.

Fiscal 2002 and Fiscal 2001

As of June 30, 2005 and 2004, accruals related to fiscal 2002 and fiscal 2001 restructurings were $4.7 million and $10.7 million, respectively.  During fiscal 2005, 2004 and 2003, $6.0 million, $13.8 million and $36.7 million, respectively, related to these restructurings were paid.  The Company expects to settle the remaining obligations through fiscal 2007.

NOTE 6 – INCOME TAXES

The provision for income taxes is comprised of the following:

	Year Ended June 30
	2005	2004	2003
	(In millions)
Current:
Federal	$48.4	$67.1	$37.6
Foreign	130.5	135.5	84.0
State and local	7.5	11.7	5.2
	186.4	214.3	126.8

Deferred:
Federal	88.6	20.1	33.5
Foreign	10.7	(1.8)	1.9
State and local	5.6	—	1.1
	104.9	18.3	36.5
	$291.3	$232.6	$163.3

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation between the provision for income taxes computed by applying the statutory Federal income tax rate to earnings before income taxes and minority interest and the actual provision for income taxes is as follows:

	Year Ended June 30
	2005	2004	2003
	(In millions)

Provision for income taxes at statutory rate	$247.3	$215.9	$173.4
Increase (decrease) due to:
State and local income taxes, net of Federal tax benefit	11.6	12.7	11.7
Effect of foreign operations	4.6	(2.8)	(1.0)
AJCA incremental dividend	27.5	—	—
Preferred stock dividends not deductible for U.S. tax purposes	0.3	6.1	—
Other nondeductible expenses	2.0	2.7	1.7
Tax credits	(2.6)	(1.3)	(12.5)
Other, net	0.6	(0.7)	(10.0)
Provision for income taxes	$291.3	$232.6	$163.3

Effective tax rate	41.2%	37.7%	32.9%

Significant components of the Company’s deferred income tax assets and liabilities as of June 30, 2005 and 2004 were as follows:

	2005	2004
	(In millions)
Deferred tax assets:
Deferred compensation and other payroll related expenses	$44.4	$69.5
Inventory obsolescence and other inventory related reserves	53.0	56.7
Postretirement benefit obligations	23.3	21.0
Various accruals not currently deductible	63.1	83.1
Net operating loss and credit carryforwards	8.2	5.7
Other differences between tax and financial statement values	3.7	7.3
	195.7	243.3
Valuation allowance for deferred tax assets	(5.1)	(4.2)
Total deferred tax assets	190.6	239.1

Deferred tax liabilities:
Depreciation and amortization	(126.4)	(102.2)
Prepaid pension costs	(3.2)	(10.1)
AJCA and other foreign dividends	(35.0)	—
Other differences between tax and financial statement values	(8.8)	(7.7)
Total deferred tax liabilities	(173.4)	(120.0)
Total net deferred tax assets	$17.2	$119.1

As of June 30, 2005 and 2004, the Company had current net deferred tax assets of $85.3 million and $145.9 million, respectively, which are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.  In addition, the Company had noncurrent net deferred tax liabilities of $68.1 million and $26.8 million as of June 30, 2005 and June 30, 2004, respectively, which are included in other noncurrent liabilities in the accompanying consolidated balance sheets.

During the fourth quarter of fiscal 2005, the Company formulated a plan to repatriate approximately $690 million of foreign earnings in fiscal 2006, which includes $500 million of extraordinary intercompany dividends under the provisions of the AJCA.  This action resulted in an aggregate tax charge of approximately $35 million, which includes an incremental tax charge of approximately $28 million in fiscal 2005.  Federal income and foreign withholding taxes have not been provided on $90.2 million of remaining undistributed earnings of international subsidiaries at June 30, 2005.  The Company intends to reinvest these earnings in its foreign operations indefinitely, except where it is able to repatriate these earnings to the United States without material incremental tax provision.  As of June 30, 2004 and 2003, the Company had not provided federal income and foreign withholding taxes on $560.5 million and $476.6 million, respectively, of undistributed earnings of international subsidiaries.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2005 and 2004, certain international subsidiaries had tax loss carryforwards for local tax purposes of approximately $27.7 million and $24.5 million, respectively.  With the exception of $12.2 million of losses with an indefinite carryforward period as of June 30, 2005, these losses expire at various dates through fiscal 2020.  Deferred tax assets in the amount of $8.2 million and $5.7 million as of June 30, 2005 and 2004, respectively, have been recorded to reflect the tax benefits of the losses not utilized to date.  A full valuation allowance has been provided for those deferred tax assets for which, in the opinion of management, it is more likely than not that the deferred tax assets will not be realized.

Earnings before income taxes and minority interest include amounts contributed by the Company’s international operations of $585.9 million, $523.0 million and $393.1 million for fiscal 2005, 2004 and 2003, respectively.  Some of these earnings are taxed in the United States.

Earnings from the Company’s global operations are subject to tax in various jurisdictions both within and outside the United States.  The Company is routinely audited in these jurisdictions and these reviews can involve complex issues that may require an extended period of time for resolution.  The Company’s U.S. Federal income tax returns have been examined and settled through fiscal 1997.  The Company is currently under examination by the Internal Revenue Service for fiscal years 1998 through 2001.  In addition, the Company has ongoing audits in various state and local jurisdictions, as well as audits in various foreign jurisdictions.

The Company provides tax reserves for Federal, state, local and international exposures relating to audit results, tax planning initiatives and compliance responsibilities.  The development of these reserves requires judgments about tax issues, potential outcomes and timing, and is a subjective critical estimate.  Although the outcome of these tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made for potential liabilities emanating from these reviews.  If actual outcomes differ materially from these estimates, they could have a material impact on the Company’s results of operations.

The Company has been notified of a disallowance of tax deductions claimed by its subsidiary in Spain for the fiscal years 1999 through 2002.  As a result, the subsidiary was reassessed corporate income tax of approximately $3 million for this period.  An appeal against this reassessment was filed with the Chief Tax Inspector.  On July 18, 2005 the final assessment made by the Chief Tax Inspector was received, confirming the reassessment made by the tax auditors.  An appeal against this final assessment has been filed with the Madrid Regional Economic Administrative Tribunal on July 29, 2005.  While no assurance can be given as to the outcome in respect of this assessment, either during the administrative appeals process or in the Spanish courts, management believes that the subsidiary should ultimately be successful in its defense against the assessment.  Accordingly, no tax reserve has been established for this potential exposure.

NOTE 7 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	June 30
	2005	2004
	(In millions)
Advertising and promotional accruals	$297.5	$290.2
Employee compensation	251.8	236.9
Restructuring and special charges	21.9	32.7
Other	303.6	311.7
	$874.8	$871.5

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – DEBT

The Company’s short-term and long-term debt and available financing consist of the following:

	Debt at		Available financing at June 30
	June 30		Committed		Uncommitted
(In millions)	2005	2004	2005	2004	2005	2004
6.00% Senior Notes, due January 15, 2012	$246.3	$236.6	$—	$—	$—	$—
5.75% Senior Notes, due October 15, 2033	197.4	197.3	—	—	—	—
1.45% Japan loan payable, due on March 28, 2006	27.2	27.6	—	—	—	—
2015 Preferred Stock	68.4	68.4	—	—	—	—
Other long-term borrowings	7.4	—	—	—	—	—
Other short-term borrowings	20.0	5.4	—	—	152.3	167.9
Commercial paper	148.0	—	—	—	602.0	750.0
Revolving credit facility	—	—	600.0	400.0	—	—
Shelf registration for debt securities	—	—	—	—	300.0	300.0
	714.7	535.3	$600.0	$400.0	$1,054.3	$1,217.9
Less short-term debt including current maturities	(263.6)	(73.8)
	$451.1	$461.5

As of June 30, 2005, the Company had outstanding $246.3 million of 6% Senior Notes due January 2012 (“6% Senior Notes”) consisting of $250.0 million principal, an unamortized debt discount of $0.8 million, and a $2.9 million adjustment to reflect the fair value of an outstanding interest rate swap.  The 6% Senior Notes, when issued in January 2002, were priced at 99.538% with a yield of 6.062%.  Interest payments are required to be made semi-annually on January 15 and July 15 of each year.  In May 2003, the Company entered into an interest rate swap agreement with a notional amount of $250.0 million to effectively convert the fixed rate interest on its outstanding 6% Senior Notes to variable interest rates based on six-month LIBOR.

As of June 30, 2005, the Company had outstanding $197.4 million of 5.75% Senior Notes due October 2033 (“5.75% Senior Notes”) consisting of $200.0 million principal and unamortized debt discount of $2.6 million.  Interest payments, which commenced April 15, 2004, are required to be made semi-annually on April 15 and October 15 of each year.  In May 2003, in anticipation of the issuance of the 5.75% Senior Notes, the Company entered into a series of treasury lock agreements on a notional amount totaling $195.0 million at a weighted average all-in rate of 4.53%.  The treasury lock agreements were settled upon the issuance of the new debt and the Company received a payment of $15.0 million that will be amortized against interest expense over the life of the 5.75% Senior Notes.  As a result of the treasury lock agreements, the debt discount and debt issuance costs, the effective interest rate on the 5.75% Senior Notes will be 5.395% over the life of the debt.

Effective July 1, 2003, the Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”).  In connection with this pronouncement, the Company’s cumulative redeemable preferred stock was reclassified as a component of total debt and the related dividends thereon have been characterized as interest expense.  On June 28, 2005, the Company received a notice of exercise of the put right from the holder of the remaining $68.4 million of the 2015 Preferred Stock, which requires the Company to purchase the preferred stock, plus any cumulative and unpaid dividends thereon, on or before October 26, 2005.  The Company plans to purchase the preferred stock on that date and to pay the anticipated dividends through that date of $0.5 million at a rate based on the after-tax yield on six-month U.S. Treasuries of 2.10%, which was reset on July 1, 2005.

The Company has a $750.0 million commercial paper program under which it may issue commercial paper in the United States.  The Company’s commercial paper is currently rated A-1 by Standard & Poor’s and P-1 by Moody’s.  The Company’s long-term credit ratings are A+ with a stable outlook by Standard & Poor’s and A1 with a stable outlook by Moody’s.  At June 30, 2005, the Company had $148.0 million of commercial paper outstanding at an average interest rate of 3.08%.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective May 27, 2005, the Company entered into a five-year $600 million senior revolving credit facility, expiring on May 27, 2010.  The new facility replaced its prior, unused $400 million revolving credit facility, which was effective since June 28, 2001.  The new revolving credit facility may be used for general corporate purposes, including financing working capital.  Up to the equivalent of $250 million of the facility is available for multicurrency loans.  The interest rate on borrowings under the credit facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or ½% plus the Federal funds rate.  The credit facility has an annual fee of $0.4 million, payable quarterly, based on the Company’s current credit ratings.  The Company incurred debt issuance costs of $0.3 million which will be amortized over the term of the facility.  The credit facility contains various covenants, including one financial covenant which requires the average of the debt of the Company to total capital ratio at the last day of each fiscal quarter to be less than 0.65:1.  At June 30, 2005, the Company was in compliance with all financial covenants in the credit facility and there were no borrowings.

The Company maintains uncommitted credit facilities in various regions throughout the world.  Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings.  During fiscal 2005 and 2004, the monthly average amount outstanding was approximately $10.7 million and $5.1 million, respectively, and the annualized monthly weighted average interest rate incurred was approximately 4.95% and 5.7%, respectively.

The Company also had an effective shelf registration statement covering the potential issuance of up to $300.0 million in debt securities at June 30, 2005 and 2004.

The following table represents the Company’s projected debt service payments over the next five fiscal years:

	Payments Due in Fiscal
	2006	2007	2008	2009	2010
	(In millions)

Debt service (1)	$291.6	$28.9	$27.5	$27.0	$26.1

______________________________

(1)  Includes long-term and short-term debt and the related projected interest costs, and to a lesser extent, capital lease commitments.

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

All derivatives are recognized on the balance sheet at their fair value.  On the date the derivative contract is entered into, the Company designates the derivative as (i) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair-value” hedge), (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash-flow” hedge), (iii) a foreign-currency fair-value or cash-flow hedge (“foreign-currency” hedge), (iv) a hedge of a net investment in a foreign operation, or (v) other.  Changes in the fair value of a derivative that is highly effective as (and that is designated and qualifies as) a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current-period earnings.  Changes in the fair value of a derivative that is highly effective as (and that is designated and qualifies as) a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings).  Changes in the fair value of derivatives that are highly effective as (and that are designated and qualify as) foreign-currency hedges are recorded in either current-period earnings or other comprehensive income, depending on whether the hedge transaction is a fair-value hedge (e.g., a hedge of a firm commitment that is to be settled in a foreign currency) or a cash-flow hedge (e.g., a foreign-currency-denominated forecasted transaction).  If, however, a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in accumulated other comprehensive income within equity.  Furthermore, changes in the fair value of other derivative instruments are reported in current-period earnings.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Foreign Exchange Risk Management

The Company enters into forward exchange contracts to hedge anticipated transactions as well as receivables and payables denominated in foreign currencies for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that the Company receives from foreign subsidiaries.  Almost all foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions rated as strong investment grade by a major rating agency.  The Company also enters into foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The forward exchange contracts and foreign currency options entered into to hedge anticipated transactions have been designated as cash-flow hedges.  As of June 30, 2005, these cash-flow hedges were highly effective, in all material respects.

As a matter of policy, the Company only enters into contracts with counterparties that have at least an “A” (or equivalent) credit rating.  The counterparties to these contracts are major financial institutions.  The Company does not have significant exposure to any one counterparty.  Exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts.  Management believes risk of loss under these hedging contracts is remote and in any event would not be material to the Company’s consolidated financial results.  The contracts have varying maturities through the end of June 2006.  Costs associated with entering into such contracts have not been material to the Company’s consolidated financial results.  The Company does not utilize derivative financial instruments for trading or speculative purposes.  At June 30, 2005, the Company had foreign currency contracts in the form of forward exchange contracts and option contracts in the amount of $667.5 million and $120.9 million, respectively.  The foreign currencies included in forward exchange contracts (notional value stated in U.S. dollars) are principally the Swiss franc ($128.6 million), British pound ($127.6 million), Euro ($123.3 million), Canadian dollar ($78.1 million), Australian dollar ($43.3 million), Japanese yen ($31.6 million) and South Korean won ($27.6 million).  The foreign currencies included in the option contracts (notional value stated in U.S. dollars) are principally the Japanese yen ($33.6 million), South Korean won ($26.3 million), Euro ($21.5 million) and Swiss franc ($20.3 million).  At June 30, 2004, the Company had foreign currency contracts in the form of forward exchange contracts and option contracts in the amount of $593.6 million and $82.0 million, respectively.  The foreign currencies included in forward exchange contracts (notional value stated in U.S. dollars) are principally the Euro ($122.6 million), Swiss franc ($117.1 million), British pound ($72.8 million), Japanese yen ($66.7 million), South Korean won ($42.0 million), Canadian dollar ($41.7 million) and Australian dollar ($33.7 million).  The foreign currencies included in the option contracts (notional value stated in U.S. dollars) are principally the Euro ($34.1 million), British pound ($25.4 million) and Swiss franc ($12.7 million).

Interest Rate Risk Management

The Company enters into interest rate derivative contracts to manage the exposure to fluctuations of interest rates on its funded and unfunded indebtedness for periods consistent with the identified exposures.  All interest rate derivative contracts are with large financial institutions rated as strong investment grade by a major rating agency.

In May 2003, the Company entered into an interest rate swap agreement with a notional amount of $250.0 million to effectively convert fixed interest on the existing 6% Senior Notes to a variable interest rate based on six-month LIBOR.  The interest rate swap was designated as a fair-value hedge.  As of June 30, 2005, the fair-value hedge was highly effective, in all material respects.

Information regarding the interest rate swap is presented in the following table:

	Year Ended or at June 30, 2005			Year Ended or at June 30, 2004
	Notional	Weighted Average		Notional	Weighted Average
($ in millions)	Amount	Pay Rate	Receive Rate	Amount	Pay Rate	Receive Rate
Interest rate swap	$250.0	4.31%	6.00%	$250.0	3.14%	6.00%

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents:

The carrying amount approximates fair value, primarily because of the short maturity of cash equivalent instruments.

Short-term and long-term debt:

The fair value of the Company’s debt was estimated based on the current rates offered to the Company for debt with the same remaining maturities.  To a lesser extent, debt also includes capital lease obligations for which the carrying amount approximates the fair value.

Foreign exchange and interest rate contracts:

The fair value of forwards, swaps and options is the estimated amount the Company would receive or pay to terminate the agreements.

The estimated fair values of the Company’s financial instruments are as follows:

	June 30
	2005		2004
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$553.3	$553.3	$611.6	$611.6
Short-term and long-term debt	714.7	763.4	535.3	545.5

Derivatives
Forward exchange contracts	2.6	2.6	1.7	1.7
Foreign currency option contracts	5.3	5.3	2.7	2.7
Interest rate swap contract	(2.9)	(2.9)	(12.5)	(12.5)

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

Retirement Growth Account Plan (U.S.)

The Retirement Growth Account Plan is a trust-based, noncontributory qualified defined benefit pension plan.  The Company’s funding policy consists of an annual contribution at a rate that provides for future plan benefits and maintains appropriate funded percentages.  Such contribution is not less than the minimum required by the Employee Retirement Income Security Act of 1974, as amended, (“ERISA”) and subsequent pension legislation and is not more than the maximum amount deductible for income tax purposes.

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

The measurement date as of which assets and liabilities are measured is June 30, 2005.  The significant components of the above mentioned plans as of and for the year ended June 30 are summarized as follows:

	Pension Plans				Other than Pension Plans
	U.S.		International		Postretirement
(In millions)	2005	2004	2005	2004	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$374.4	$358.7	$207.4	$191.0	$64.0	$61.8
Service cost	19.3	16.9	11.3	10.4	3.5	3.2
Interest cost	21.2	20.0	9.8	8.3	4.2	3.8
Plan participant contributions	—	—	1.3	1.2	0.2	0.1
Actuarial loss (gain)	32.0	(7.7)	35.9	(7.5)	22.9	(2.8)
Foreign currency exchange rate impact	—	—	—	13.3	—	—
Benefits paid	(23.7)	(13.5)	(13.1)	(9.3)	(2.2)	(2.1)
Plan amendments	—	—	0.9	0.2	—	—
Special termination benefits	—	—	2.0	1.5	—	—
Acquisitions, divestitures, adjustments	—	—	—	2.0	—	—
Settlements and curtailments	—	—	—	(3.7)	—	—
Benefit obligation at end of year	$423.2	$374.4	$255.5	$207.4	$92.6	$64.0

Change in plan assets:
Fair value of plan assets at beginning of year	$341.4	$277.4	$154.6	$120.9	$—	$—
Actual return on plan assets	28.6	42.0	14.6	13.6	—	—
Foreign currency exchange rate impact	—	—	0.6	9.0	—	—
Employer contributions	7.0	35.5	29.2	22.9	2.0	2.0
Plan participant contributions	—	—	1.3	1.2	0.2	0.1
Settlements and curtailments	—	—	—	(3.7)	—	—
Benefits paid from plan assets	(23.7)	(13.5)	(13.1)	(9.3)	(2.2)	(2.1)
Fair value of plan assets at end of year	$353.3	$341.4	$187.2	$154.6	$—	$—

Funded status	$(69.9)	$(33.0)	$(68.3)	$(52.8)	$(92.6)	$(64.0)
Unrecognized net actuarial loss	115.7	92.8	91.8	63.5	26.1	3.4
Unrecognized prior service cost	6.6	7.2	2.2	2.4	(0.1)	(0.1)
Unrecognized net transition obligation	—	—	0.1	0.1	—	—
Prepaid (accrued) benefit cost	$52.4	$67.0	$25.8	$13.2	$(66.6)	$(60.7)

Amounts recognized in the Balance Sheet consist of:
Prepaid benefit cost	$105.8	$118.5	$34.9	$26.0	$—	$—
Accrued benefit liability	(53.9)	(52.8)	(60.5)	(47.8)	(66.6)	(60.7)
Intangible asset	0.5	0.7	0.7	0.4	—	—
Minimum pension liability	—	0.6	50.7	34.6	—	—
Net amount recognized	$52.4	$67.0	$25.8	$13.2	$(66.6)	$(60.7)

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Plans						Other than Pension Plans
	U.S.			International			Postretirement
($ in millions)	2005	2004	2003	2005	2004	2003	2005	2004	2003
Components of net periodic benefit cost:
Service cost, net	$19.3	$16.9	$15.1	$11.3	$10.4	$8.5	$3.5	$3.2	$2.2
Interest cost	21.2	20.0	21.2	9.8	8.3	8.1	4.2	3.8	3.2
Expected return on assets	(24.1)	(20.6)	(18.3)	(11.2)	(9.9)	(9.2)	—	—	—
Amortization of:
Transition (asset) obligation	—	—	(1.5)	—	0.3	0.3	—	—	—
Prior service cost	0.5	0.5	0.2	1.2	0.3	0.2	—	—	—
Actuarial loss (gain)	4.6	6.2	5.1	4.0	3.3	1.5	0.2	0.3	(0.1)
Special termination benefits	—	—	—	2.0	1.5	—	—	—	—
Settlements and curtailments	—	—	—	—	0.7	2.3	—	—	—
Net periodic benefit cost	$21.5	$23.0	$21.8	$17.1	$14.9	$11.7	$7.9	$7.3	$5.3

Weighted-average assumptions used to determine benefit obligations at June 30:
Pre-retirement discount rate	5.25%	6.00%	5.75%	1.75 - 5.25%	2.25 - 6.00%	2.25 - 6.00%	5.25%	6.00%	5.75%

Postretirement discount rate	4.75%	5.00%	4.75%	1.75 - 5.25%	2.25 - 6.00%	2.25 - 6.00%	5.25%	6.00%	5.75%

Rate of compensation increase	3.00 - 9.50%	3.00 - 9.50%	3.00 - 9.50%	1.75 - 4.50%	1.75 - 4.00%	1.75 - 3.75%	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for the year ending June 30:
Pre-retirement discount rate	6.00%	5.75%	7.00%	2.25 - 6.00%	2.25 - 6.00%	2.75 - 7.00%	6.00%	5.75%	7.00%

Postretirement discount rate	5.00%	4.75%	5.75%	2.25 - 6.00%	2.25 - 6.00%	2.75 - 7.00%	6.00%	5.75%	7.00%

Expected return on assets	7.75%	8.00%	8.50%	3.25 - 7.50%	3.25 - 7.50%	4.50 - 8.25%	N/A	N/A	N/A

Rate of compensation increase	3.00 - 9.50%	3.00 - 9.50%	4.50 - 11.00%	1.75 - 4.00%	1.75 - 3.75%	1.75 - 4.00%	N/A	N/A	N/A

In determining the long-term rate of return for a plan, the Company considers the historical rates of return, the nature of the plan’s investments and an expectation for the plan’s investment strategies.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  The assumed weighted-average health care cost trend rate for the coming year is 12.20% while the ultimate trend rate of 4.50% is expected to be reached in fiscal 2015.  A one-percentage-point change in assumed health care cost trend rates for fiscal 2005 would have had the following effects:

(In millions)	One-Percentage-Point Increase	One-Percentage-Point Decrease

Effect on total service and interest costs	$1.1	$(1.0)
Effect on postretirement benefit obligations	$10.1	$(9.1)

The projected benefit obligation, accumulated benefit obligation, fair value of plan assets and the other comprehensive (income) loss due to change in minimum liability recognition for the Company’s pension plans at June 30 are as follows:

	Pension Plans
	Retirement Growth Account		Restoration		International
(In millions)	2005	2004	2005	2004	2005	2004

Projected benefit obligation	$347.9	$307.1	$75.3	$67.3	$255.5	$207.4
Accumulated benefit obligation	291.9	258.5	53.9	52.8	224.1	177.2
Fair value of plan assets	353.3	341.4	—	—	187.2	154.6

Other comprehensive (income) loss due to change in minimum liability recognition:
Increase (decrease) in additional minimum liability	$—	$—	$(0.7)	$(8.1)	$16.4	$(18.7)
(Increase) decrease in intangible asset	—	—	0.1	0.1	(0.3)	0.1
Other comprehensive (income) loss	$—	$—	$(0.6)	$(8.0)	$16.1	$(18.6)

International pension plans with accumulated benefit obligations in excess of the plans’ assets had aggregate projected benefit obligations of $176.0 million and $139.4 million, aggregate accumulated benefit obligations of $156.8 million and $120.3 million and aggregate fair value of plan assets of $103.5 million and $85.0 million at June 30, 2005 and 2004, respectively.

	Pension Plans		Other Than Pension Plans
($ in millions)	U.S.	International	Postretirement
Expected Cash Flows:
Expected employer contributions for year ending June 30, 2006	$—	$19.9	N/A
Expected benefit payments for year ending June 30,
2006	40.0	9.6	$2.1
2007	31.2	7.1	2.2
2008	26.6	10.5	2.4
2009	26.6	11.1	2.8
2010	30.3	9.9	3.1
Years 2011 - 2015	174.1	70.6	23.2

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Plans		Other Than Pension Plans
($ in millions)	U.S.	International	Postretirement
Plan Assets:
Actual asset allocation at June 30, 2005
Equity	67%	62%	N/A
Fixed income	26%	32%	N/A
Other	7%	6%	N/A
	100%	100%	N/A

Target asset allocation
Equity	57%	62%	N/A
Fixed income	28%	36%	N/A
Other	15%	2%	N/A
	100%	100%	N/A

The target asset allocation policy was set to maximize returns with consideration to the long-term nature of the obligations and maintaining a lower level of overall volatility through the allocation to fixed income.  During the year, the asset allocation is reviewed for adherence to the target policy and is rebalanced periodically towards the target weights.

401(k) Savings Plan (U.S.)

The Company’s 401(k) Savings Plan (“Savings Plan”) is a contributory defined contribution plan covering substantially all regular U.S. employees who have completed the hours and service requirements, as defined by the plan document.  Regular full-time employees are eligible to participate in the Savings Plan on the first day of the second month following their date of hire.  The Savings Plan is subject to the applicable provisions of ERISA.  The Company matches a portion of the participant’s contributions after one year of service under a predetermined formula based on the participant’s contribution level and years of service.  The Company’s contributions were approximately $9.8 million for the fiscal year ended June 30, 2005 and $9.1 million for the fiscal years ended June 30, 2004 and 2003.  Shares of the Company’s Class A Common Stock are not an investment option in the Savings Plan and the Company does not use such shares to match participants’ contributions.

Deferred Compensation

The Company accrues for deferred compensation and interest thereon, and for the increase in the value of share units pursuant to agreements with certain key executives and outside directors.  The amounts included in the accompanying consolidated balance sheets under these plans were $71.0 million and $135.4 million as of June 30, 2005 and 2004, respectively.  The expense for fiscal 2005, 2004 and 2003 was $10.2 million, $16.6 million and $17.4 million, respectively.  During 2005, the Company made deferred compensation payments to a former executive of $71.2 million.

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

NOTE 12 – COMMON STOCK

As of June 30, 2005, the Company’s authorized common stock consists of 650 million shares of Class A Common Stock, par value $.01 per share, and 240 million shares of Class B Common Stock, par value $.01 per share.  Class B Common Stock is convertible into Class A Common Stock, in whole or in part, at any time and from time to time at the option of the holder, on the basis of one share of Class A Common Stock for each share of Class B Common Stock converted.  Holders of the Company’s Class A Common Stock are entitled to one vote per share and holders of the Company’s Class B Common Stock are entitled to ten votes per share.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information about the Company’s common stock outstanding is as follows:

	Class A	Class B
	(Shares in thousands)

Balance at June 30, 2002	129,190.1	108,412.5
Acquisition of treasury stock	(11,245.2)	—
Conversion of Class B to Class A	950.0	(950.0)
Share grants	4.0	—
Share units converted	0.8	—
Stock option programs	1,094.0	—
Balance at June 30, 2003	119,993.7	107,462.5
Acquisition of treasury stock	(2,832.6)	—
Conversion of Class B to Class A	14,449.6	(14,449.6)
Share grants	2.0	—
Stock option programs	2,901.4	—
Balance at June 30, 2004	134,514.1	93,012.9
Acquisition of treasury stock	(10,720.0)	—
Issuance of treasury stock	1.5	—
Conversion of Class B to Class A	5,372.0	(5,372.0)
Share grants	1.2	—
Stock option programs	3,494.6	—
Balance at June 30, 2005	132,663.4	87,640.9

On September 18, 1998, the Company’s Board of Directors authorized a share repurchase program to repurchase a total of up to 8.0 million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  The Board of Directors authorized the repurchase of up to 10.0 million additional shares of Class A Common Stock in both October 2002 and May 2004, and an additional 20.0 million in May 2005, increasing the total authorization under the share repurchase program to 48.0 million shares.  As of June 30, 2005, approximately 27.4 million shares have been purchased under this program.

In May 2005, the Company purchased 1,872,000 shares of Class A Common Stock from a related party for $73.5 million.

NOTE 13 – STOCK PROGRAMS

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

Total net compensation income attributable to the granting of share units, the decrease in value of existing share units and the granting of stock options to a consultant was $1.3 million in fiscal 2005.  Total net compensation expense attributable to the granting of share units and the increase in value of existing share units was $7.8 million and $1.4 million in fiscal 2004 and 2003, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share Incentive Plans

The Plans provide for the issuance of 30,750,000 shares to be awarded in the form of stock options, stock appreciation rights and other stock awards to key employees and stock options, stock awards and stock units to non-employee directors of the Company.  As of June 30, 2005, 2,554,200 shares of Class A Common Stock were reserved and were available to be granted pursuant to the Plans.  The exercise period for all stock options generally may not exceed ten years from the date of grant.  Pursuant to the Plans, stock option awards in respect of 2,219,300, 2,693,500 and 6,651,200 shares were granted in fiscal 2005, 2004 and 2003, respectively.  Generally, the stock options become exercisable at various times through February 2009.

In addition to awards made by the Company, certain outstanding stock options were assumed as part of the October 1997 acquisition of the companies that sold jane brand products.  Of the 221,200 originally issued options to acquire shares of the Company’s Class A Common Stock, 4,100 were outstanding as of June 30, 2005, all of which were exercisable and will expire through May 2007.

Executive Employment Agreements

The executive employment agreements provide for the issuance of 11,400,000 shares to be awarded in the form of stock options and other stock awards to certain key executives.  The Company has reserved 660,400 shares of its Class A Common Stock pursuant to such agreements as of June 30, 2005.

A summary of the Company’s stock option programs as of June 30, 2005, 2004 and 2003, and changes during the years then ended, is presented below:

	2005		2004		2003
(Shares in thousands)	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	28,949.8	$36.23	29,542.2	$34.93	24,843.5	$35.10
Granted at fair value	2,219.3	43.31	2,693.5	34.77	6,651.2	32.02
Exercised	(3,496.1)	23.05	(2,901.4)	21.18	(1,094.0)	15.16
Cancelled or expired	(328.3)	42.07	(384.5)	39.85	(858.5)	43.10
Outstanding at end of year	27,344.7	38.42	28,949.8	36.23	29,542.2	34.93

Options exercisable at year-end	21,422.1	38.66	19,507.8 (a)	36.49	16,425.6	32.31
Weighted-average fair value of options granted during the year	$16.45		$13.07		$12.35

(a) Does not include approximately 1,467,300 shares which became exercisable on July 1, 2004 due to the retirement of an executive on June 30, 2004, based on the original terms of the option grants.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized information about the Company’s stock options outstanding and exercisable at June 30, 2005 is as follows:

	Outstanding			Exercisable
Exercise Price Range	Options (a)	Average Life (b)	Average Price (c)	Options (a)	Average Price (c)

$3.10	4.1	2.3	$3.10	4.1	$3.10
$13.00 to $20.813	469.4	0.4	13.13	469.4	13.13
$21.313 to $30.52	3,383.2	2.4	24.72	3,081.0	24.22
$31.875 to $47.625	17,363.0	6.4	37.09	11,742.6	36.67
$49.75 to $53.50	6,125.0	4.1	51.71	6,125.0	51.71
$3.10 to $53.50	27,344.7	5.3	38.42	21,422.1	38.66

(a)	Shares in thousands.
(b)	Weighted average contractual life remaining in years.
(c)	Weighted average exercise price.

Pursuant to the Plans, share units in respect of 3,000, 62,100 and 57,800 shares were granted in fiscal 2005, 2004 and 2003, respectively, and pursuant to the executive employment agreements, 1,200 and 1,400 were granted in fiscal 2004 and 2003, respectively.  On August 24, 2004, the Company’s Compensation Committee of the Board of Directors approved the conversion of 365,600 share units (207,500 from the Plans and 158,100 from the executive employment agreements) into a cash equivalent amount of $16.1 million which was paid in the second quarter of fiscal 2005.  There were no share units converted to common stock in fiscal 2005 or fiscal 2004.  800 share units were converted into shares of Class A Common Stock in fiscal 2003.  At June 30, 2005 and 2004, total outstanding share units were 7,700 and 370,200, respectively.  All of the units outstanding at June 30, 2005 were granted under the Non-Employee Director Share Incentive Plan and will be converted into shares of Class A Common Stock as provided for in that plan.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Total rental expense included in the accompanying consolidated statements of earnings was $180.0 million in fiscal 2005, $166.8 million in fiscal 2004 and $147.5 million in fiscal 2003.  At June 30, 2005, the future minimum rental commitments under long-term operating leases are as follows:

Year Ending June 30	(In millions)

2006	$149.3
2007	134.2
2008	117.5
2009	102.5
2010	90.7
Thereafter	543.2
$1,137.4

The Company is involved, from time to time, in litigation and other legal proceedings incidental to its business.  Management believes that the outcome of current litigation and legal proceedings will not have a material adverse effect upon the results of operations or financial condition of the Company.  However, management’s assessment of the Company’s current litigation and other legal proceedings could change in light of the discovery of facts with respect to legal actions or other proceedings pending against the Company not presently known to the Company or determinations by judges, juries or other finders of fact which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or proceedings.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 30, 2005, the United States District Court for the Northern District of California entered into a Final Judgment approving the settlement agreement the Company entered into in July 2003, with the plaintiffs, the other Manufacturer Defendants (as defined below) and the Department Store Defendants (as defined below) in a consolidated class action lawsuit that had been pending in the Superior Court of the State of California in Marin County since 1998.  On April 29, 2005, notices of appeal were filed by representatives of two members of the purported class of consumers.  If the appeal is resolved satisfactorily, the Final Judgment will result in the plaintiffs’ claims being dismissed, with prejudice, in their entirety in both the Federal and California actions.  There has been no finding or admission of any wrongdoing by the Company in this lawsuit.  The Company entered into the settlement agreement solely to avoid protracted and costly litigation.  In connection with the settlement agreement, the defendants, including the Company, will provide consumers with certain free products and pay the plaintiffs’ attorneys’ fees.  To meet its obligations under the settlement, the Company took a special pre-tax charge of $22.0 million, or $13.5 million after-tax, equal to $.06 per diluted common share in the fourth quarter of fiscal 2003.  At June 30, 2005, the remaining accrual balance was $17.2 million.  The charge did not have a material adverse effect on the Company’s consolidated financial condition.  In the Federal action, the plaintiffs, purporting to represent a class of all U.S. residents who purchased prestige cosmetics products at retail for personal use from eight department stores groups that sold such products in the United States (the “Department Store Defendants”), alleged that the Department Store Defendants, the Company and eight other manufacturers of cosmetics (the “Manufacturer Defendants”) conspired to fix and maintain retail prices and to limit the supply of prestige cosmetics products sold by the Department Store Defendants in violation of state and Federal laws.  The plaintiffs sought, among other things, treble damages, equitable relief, attorneys’ fees, interest and costs.

In 1998, the Office of the Attorney General of the State of New York (the “State”) notified the Company and ten other entities that they are potentially responsible parties (“PRPs”) with respect to the Blydenburgh landfill in Islip, New York.  Each PRP may be jointly and severally liable for the costs of investigation and cleanup, which the State estimates to be $16 million for all PRPs.  In 2001, the State sued other PRPs (including Hickey’s Carting, Inc., Dennis C. Hickey and Maria Hickey, collectively the “Hickey Parties”), in the U.S. District Court for the Eastern District of New York to recover such costs in connection with the site, and in September 2002, the Hickey Parties brought contribution actions against the Company and other Blydenburgh PRPs.  These contribution actions seek to recover, among other things, any damages for which the Hickey Parties are found liable in the State’s lawsuit against them, and related costs and expenses, including attorneys’ fees.  In June 2004, the State added the Company and other PRPs as defendants in its pending case against the Hickey Parties.  The Company and certain other PRPs have engaged in settlement discussions which to date have been unsuccessful.  The Company has accrued an amount which it believes would be necessary to resolve its share of this matter.  If settlement discussions are not successful, the Company intends to vigorously defend the pending claims.  While no assurance can be given as to the ultimate outcome, management believes that the resolution of the Blydenburgh matters will not have a material adverse effect on the Company’s consolidated financial condition.

In January 2004, the Portuguese Tax Administration issued a report alleging that the Company’s subsidiary had income subject to tax in Portugal for the three calendar years ended December 31, 2002.  The Company’s subsidiary has been operating in the Madeira Free Trade Zone since 1989 under license from the Madeira Development Corporation and, in accordance with such license and the laws of Portugal, the Company believes that its income is not subject to Portuguese income tax.  In February 2004, the subsidiary filed an appeal of the finding to the Portuguese Secretary of State for Fiscal Matters.  The appeal is still pending.  On December 20, 2004, the subsidiary received a notice of assessment from the Portuguese Tax Administration solely in respect of the calendar year ended December 31, 2000.  The assessment, which includes interest, amounted to 27.7 million Euros.  At the end of March 2005, the subsidiary filed an opposition to the assessment.  No action has been taken by the Portuguese Tax Administration in respect of the opposition, which remains pending.  In August 2005, the Portuguese Tax Administration notified the subsidiary that it is beginning executive procedures to collect on the assessment for 2000, and the Company is in the process of arranging the required financial guarantee.  On May 17 and 18, 2005, the subsidiary received notices of assessment from the Portuguese Tax Administration in respect of the calendar years ended December 31, 2001 and 2002.  The assessments are for 21.6 million Euros and 22.4 million Euros, respectively, to which the subsidiary has filed oppositions in July 2005.  While no assurance can be given as to the ultimate outcome in respect of the foregoing assessments or any additional assessments that may be issued for subsequent periods, management believes that the likelihood that the assessment or any future assessments ultimately will be upheld is remote.

In December 2004, a plaintiff purporting to represent a nationwide class brought an action in the Superior Court of California for the County of San Diego.  The complaint, as amended, names two of the Company’s subsidiaries and approximately 25 other defendants, including manufacturers and retailers.  The plaintiff is seeking injunctive relief, restitution, and general, special and punitive damages for alleged violations of the California Unfair Competition Law, the California False Advertising Law, and for negligent and intentional misrepresentation.  The purported class includes individuals “who have purchased skin care products from defendants that have been falsely advertised to have an ‘anti-aging’ or youth inducing benefit or effect.”  The Company intends to defend itself vigorously.  While no assurance can be given as to the ultimate outcome, management believes that the resolution of this lawsuit will not have a material adverse effect on the Company’s consolidated financial condition.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2005, an action was filed in the United States District Court for the Southern District of Florida against one of its subsidiaries.  Two of the Company’s department store customers were added as defendants in an amended complaint filed in August 2005.  The plaintiff, purporting to represent a nationwide class of individuals “who have purchased skin care products from Defendant that have been falsely advertised to have an ‘anti-aging’ or youth-inducing benefit or effect,” seeks injunctive relief as well as compensatory and punitive damages for alleged breach of express and implied warranties, negligent misrepresentation, and false advertising and unfair business practices.  While no assurance can be given as to the ultimate outcome, management believes that the resolution of this lawsuit will not have a material adverse effect on the Company’s consolidated financial condition.

NOTE 15 – NET UNREALIZED INVESTMENT GAINS

Under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” available-for-sale securities are recorded at market value.  Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a component of stockholders’ equity until realized.  The Company’s investments subject to the provisions of SFAS No. 115 are treated as available-for-sale and, accordingly, the applicable investments have been adjusted to market value with a corresponding adjustment, net of tax, to net unrealized investment gains in accumulated other comprehensive income.  Included in accumulated other comprehensive income was an unrealized investment gain (net of deferred taxes) of $0.4 million and $0.1 million at June 30, 2005 and 2004, respectively.

NOTE 16 – STATEMENT OF CASH FLOWS

Supplemental disclosure of significant non-cash transactions

As a result of stock option exercises, the Company recorded tax benefits of $19.7 million, $19.3 million and $7.9 million during fiscal 2005, 2004 and 2003, respectively, which are included in additional paid-in capital in the accompanying consolidated financial statements.

As of June 30, 2005, and 2004, the Company had a current liability and an equal and offsetting decrease in long-term debt of $2.9 million and $12.5 million, respectively, reflecting the fair market value of an interest rate swap which was classified as a fair value hedge of the 6% Senior Notes (see Note 8).

As of June 30, 2005, the Company had a current liability with an equal and offsetting increase in goodwill of $37.7 million related to an expected payment to be made in fiscal 2006 to satisfy an earn-out provision related to the Company’s acquisition of Jo Malone Limited in October 1999, which payment may be satisfied by the issuance of a note to the seller.  In addition, in fiscal 2005, the Company had acquired $10.9 million of machinery and equipment through capital lease arrangements, of which the related liability is included in short-term and long-term debt.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – SEGMENT DATA AND RELATED INFORMATION

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

While the Company’s results of operations are also reviewed on a consolidated basis, the Chief Executive reviews data segmented on a basis that facilitates comparison to industry statistics.  Accordingly, net sales, depreciation and amortization, and operating income are available with respect to the manufacture and distribution of skin care, makeup, fragrance, hair care and other products.  These product categories meet the FASB’s definition of operating segments and, accordingly, additional financial data are provided below.  The “other” segment includes the sales and related results of ancillary products and services that do not fit the definition of skin care, makeup, fragrance and hair care.

The Company evaluates segment performance based upon operating income, which represents earnings before income taxes, minority interest, net interest expense and discontinued operations.  The accounting policies for each of the reportable segments are the same as those described in the summary of significant accounting policies, except for depreciation and amortization charges, which are allocated, primarily, based upon net sales.  The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information is produced for the Chief Executive or included herein.

	Year Ended June 30
	2005	2004	2003
	(In millions)
PRODUCT CATEGORY DATA
Net Sales:
Skin Care	$2,352.1	$2,140.1	$1,893.7
Makeup	2,423.1	2,148.3	1,887.8
Fragrance	1,260.6	1,221.1	1,059.6
Hair Care	273.9	249.4	228.9
Other	26.6	31.5	26.0
	$6,336.3	$5,790.4	$5,096.0

Depreciation and Amortization:
Skin Care	$70.6	$68.2	$62.2
Makeup	79.0	76.9	68.5
Fragrance	38.5	39.3	35.5
Hair Care	7.8	6.3	7.1
Other	0.8	1.0	0.8
	$196.7	$191.7	$174.1

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended June 30
	2005	2004	2003
	(In millions)
PRODUCT CATEGORY DATA
Operating Income:
Skin Care	$365.8	$336.3	$273.2
Makeup	294.9	257.7	206.6
Fragrance	35.8	24.8	32.1
Hair Care	22.8	23.6	14.8
Other	1.3	1.6	(1.0)
	720.6	644.0	525.7

Reconciliation:
Restructuring and special charges	—	—	(22.0)
Interest expense, net	(13.9)	(27.1)	(8.1)
Earnings before income taxes, minority interest and discontinued operations	$706.7	$616.9	$495.6

GEOGRAPHIC DATA
Net Sales:
The Americas	$3,382.2	$3,148.8	$2,931.8
Europe, the Middle East & Africa	2,118.6	1,870.2	1,506.4
Asia/Pacific	835.5	771.4	657.8
	$6,336.3	$5,790.4	$5,096.0

Operating Income:
The Americas	$357.2	$319.2	$255.3
Europe, the Middle East & Africa	306.1	274.4	227.7
Asia/Pacific	57.3	50.4	42.7
	720.6	644.0	525.7
Restructuring and special charges	—	—	(22.0)
	$720.6	$644.0	$503.7

	June 30
	2005	2004	2003
	(In millions)
Total Assets:
The Americas	$2,149.8	$2,319.3	$2,272.7
Europe, the Middle East & Africa	1,432.6	1,107.1	831.1
Asia/Pacific	303.4	281.7	246.1
	$3,885.8	$3,708.1	$3,349.9

Long-Lived Assets (property, plant and equipment, net):
The Americas	$463.1	$443.9	$446.2
Europe, the Middle East & Africa	192.9	170.7	132.2
Asia/Pacific	38.2	32.4	29.3
	$694.2	$647.0	$607.7

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – UNAUDITED QUARTERLY FINANCIAL DATA

The following summarizes the unaudited quarterly operating results of the Company for the years ended June 30, 2005 and 2004:

	Quarter Ended
	September 30	December 31	March 31	June 30	Total Year
	(In millions, except per share data)

Fiscal 2005
Net sales	$1,504.1	$1,750.3	$1,538.2	$1,543.7	$6,336.3
Gross profit	1,092.8	1,302.3	1,151.7	1,172.1	4,718.9
Operating income	155.3	230.5	176.4	158.4	720.6
Net earnings from continuing operations	95.0	138.3	106.2	66.6	406.1
Net earnings	95.0	138.3	106.2	66.6	406.1

Net earnings per common share from continuing operations:
Basic	.42	.61	.47	.30	1.80
Diluted	.41	.60	.46	.30	1.78

Net earnings per common share:
Basic	.42	.61	.47	.30	1.80
Diluted	.41	.60	.46	.30	1.78

Fiscal 2004
Net sales	$1,346.6	$1,619.1	$1,421.6	$1,403.1	$5,790.4
Gross profit	982.5	1,206.4	1,063.0	1,062.2	4,314.1
Operating income	129.7	219.0	169.6	125.7	644.0
Net earnings from continuing operations	77.7	126.3	100.1	71.3	375.4
Net earnings	77.0	95.7	98.3	71.1	342.1

Net earnings per common share from continuing operations:
Basic	.34	.55	.44	.31	1.65
Diluted	.34	.54	.43	.31	1.62

Net earnings per common share:
Basic	.34	.42	.43	.31	1.50
Diluted	.33	.41	.42	.31	1.48

THE ESTÉE LAUDER COMPANIES INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended June 30, 2005

(In millions)

COL. A	COL. B	COL. C		COL. D		COL. E
		Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	Deductions		Balance at End of Period

Reserves deducted in the balance sheet from the assets to which they apply:

Allowance for doubtful accounts:

Year ended June 30, 2005	$30.1	$11.4	$—	$12.6	(a)	$28.9

Year ended June 30, 2004	$31.8	$23.9	$—	$25.6	(a)	$30.1

Year ended June 30, 2003	$30.6	$31.5	$—	$30.3	(a)	$31.8

Accrued restructuring and special charges:

Year ended June 30, 2005 (b)	$32.7	$—	$—	$10.8		$21.9

Year ended June 30, 2004 (b)	$46.5	$—	$—	$13.8		$32.7

Year ended June 30, 2003 (b)	$61.2	$22.0	$—	$36.7		$46.5

(a)   Includes amounts written-off, net of recoveries.

(b)   Included in other accrued liabilities.

S-1

THE ESTÉE LAUDER COMPANIES INC.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation, dated November 16, 1995 (filed as Exhibit 3.1 to our Annual Report on Form 10-K for the year ended June 30, 2003 (the “FY 2003 10-K”) (SEC File No. 1-14064).*

3.2	Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999) (SEC File No. 1-14064).*

3.3

Certificate of Designations for the Series A Cumulative Redeemable Preferred Stock (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 (the “FY 2004 Q2 10-Q”)) (SEC File No. 1-14064).*

3.4	Amended and Restated By-laws (filed as Exhibit 3.1 to our Current Report on Form 8-K dated May 17, 2005) (SEC File No. 1-14064).*

4.1

Indenture, dated as of November 5, 1999, between the Company and State Street Bank and Trust Company, N.A. (filed as Exhibit 4 to Amendment No. 1 to our Registration Statement on Form S-3 (No. 333-85947) on November 5, 1999).*

4.2

Officers’ Certificate, dated January 10, 2002, defining certain terms of the 6% Senior Notes due 2012 (filed as Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 (the “FY 2002 Q2 10-Q”) (SEC File No. 1-14064)).*

4.3	Global Note for the 6% Senior Notes due 2012 (filed as Exhibit 4.3 to the FY 2002 Q2 10-Q) (SEC File No. 1-14064).*

4.4

Officers’ Certificate, dated September 29, 2003, defining certain terms of the 5.75% Senior Notes due 2033 (filed as Exhibit 4.2 to our current report on Form 8-K dated September 29, 2003) (SEC File No. 1-14064).*

4.5	Global Note for 5.75% Senior Notes due 2033 (filed as Exhibit 4.3 to our current report on Form 8-K dated September 29, 2003) (SEC File No. 1-14064).*

10.1	Stockholders’ Agreement, dated November 22, 1995 (filed as Exhibit 10.1 to our FY 2003 10-K) (SEC File No. 1-14064).*

10.1a	Amendment No. 1 to Stockholders’ Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1996) (SEC File No. 1-14064).*

10.1b	Amendment No. 2 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1996) (SEC File No. 1-14064).*

10.1c	Amendment No. 3 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (the “FY 1997 Q3 10-Q”)) (SEC File No. 1-14064).*

10.1d	Amendment No. 4 to Stockholders’ Agreement (filed as Exhibit 10.1d to our Annual Report on Form 10-K for the year ended June 30, 2000) (SEC File No. 1-14064).*

10.1e	Amendment No. 5 to Stockholders’ Agreement (filed as Exhibit 10.1e to our Annual Report on Form 10-K for the year ended June 30, 2002 (the “FY 2002 10-K”)) (SEC File No. 1-14064).*

10.1f	Amendment No. 6 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004) (SEC File No. 1-14064).*

10.2	Registration Rights Agreement, dated November 22, 1995 (filed as Exhibit 10.2 to the FY 2003 10-K) (SEC File No. 1-14064).*

10.2a	First Amendment to Registration Rights Agreement (filed as Exhibit 10.3 to our Annual Report on Form 10-K for the fiscal year ended June 30, 1996) (SEC File No. 1-14064).*

10.2b	Second Amendment to Registration Rights Agreement (filed as Exhibit 10.1 to the FY 1997 Q3 10-Q) (SEC File No. 1-14064).*

10.2c	Third Amendment to Registration Rights Agreement (filed as Exhibit 10.2c to our Annual Report on Form 10-K for the year ended June 30, 2001 (the “FY 2001 10-K”)) (SEC File No. 1-14064).*

10.2d	Fourth Amendment to Registration Rights Agreement (filed as Exhibit 10.1 to the FY 2004 Q2 10-Q) (SEC File No. 1-14064).*

10.3	Fiscal 1996 Share Incentive Plan (filed as Exhibit 10.3 to the FY 2003 10-K) (SEC File No. 1-14064).* †

10.3a

Form of Stock Option Agreement for 1995 and 1996 grants under Fiscal 1996 Share Incentive Plan (filed as Exhibit 10.3a to our Annual Report of Form 10-K for the year ended June 30, 2004 (the “FY 2004 10-K”)) (SEC File No. 1-14064). * †

10.3b	Form of Stock Option Agreement for 1997 and 1998 grants under Fiscal 1996 Share Incentive Plan (filed as Exhibit 10.3b to the FY 2004 10-K) (SEC File No. 1-14064). * †

10.4	Fiscal 1999 Share Incentive Plan (filed as Exhibit 4(c) to our Registration Statement on Form S-8 (No. 333-66851) on November 5, 1998).* †

10.4a	Form of Stock Option Agreement under Fiscal 1999 Share Incentive Plan (filed as Exhibit 10.3b to the FY 2004 10-K) (SEC File No. 1-14064). * †

10.5	The Estee Lauder Companies Retirement Growth Account Plan (filed as Exhibit 10.5 to the FY 2003 10-K) (SEC File No. 1-14064).* †

10.6	The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended June 30, 1999) (SEC File No. 1-14064).* †

10.6a	Amendment to The Estee Lauder Inc. Retirement Benefits Restoration Plan. †

10.7	Executive Annual Incentive Plan. †

10.8	Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to the FY 2001 10-K) (SEC File No. 1-14064).* †

10.8a	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8a to the FY 2002 10-K) (SEC File No. 1-14064).* †

10.8b	Option Agreement, dated November 16, 1995, with Leonard A. Lauder (Exhibit B to Mr. Lauder’s 1995 employment agreement) (filed as Exhibit 10.8b to the FY 2003 10-K) (SEC File No. 1-14064).* †

10.9	Employment Agreement with Ronald S. Lauder (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000) (SEC File No. 1-14064).* †

10.9a	Amendment to Employment Agreement with Ronald S. Lauder (filed as Exhibit 10.9a to the FY 2002 10-K) (SEC File No. 1-14064).* †

10.9b	Option Agreement, dated November 16, 1995, with Ronald S. Lauder (Exhibit B to Mr. Lauder’s 1995 employment agreement) (filed as Exhibit 10.9b to the FY 2003 10-K) (SEC File No. 1-14064).* †

10.10	Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K dated September 21, 2004) (SEC File No. 1-14064). * †

10.11	Employment Agreement with Daniel J. Brestle (filed as Exhibit 10.2 to our Current Report on Form8-K/A dated December 13, 2004; filed February 10, 2005) (SEC File No. 1-14064).*†

10.11a	Option Agreement, dated November 16, 1995, with Daniel J. Brestle (Schedule A to Mr. Brestle’s 1995 employment agreement) (filed as Exhibit 10.11b to the FY 2003 10-K) (SEC File No. 1-14064).* †

10.12	Employment Agreement with Patrick Bousquet-Chavanne. †

10.13	Employment Agreement with Philip A. Shearer (filed as Exhibit 10.2 to our Current Report on Form 8-K, dated September 21, 2004) (SEC File No. 1-14064).* †

10.14	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (filed as Exhibit 10.14 to the FY 2001 10-K) (SEC File No. 1-14064).* †

10.15	Form of Deferred Compensation Agreement (stock-based) with Outside Directors (filed as Exhibit 10.15 to the FY 2001 10-K) (SEC File No. 1-14064).* †

10.16	Non-Employee Director Share Incentive Plan (filed as Exhibit 4(d) to our Registration Statement on Form S-8 (No. 333-49606) filed on November 9, 2000).* †

10.16a	Amendment to Non-Employee Director Share Incentive Plan. †

10.16b	Form of Stock Option Agreement for Annual Stock Option Grants under Non-Employee Director Share Incentive Plan (filed as Exhibit 10.16a to the FY 2004 10-K) (SEC File No. 1-14064). * †

10.16c	Form of Stock Option Agreement for Elective Stock Option Grants under Non-Employee Director Share Incentive Plan (filed as Exhibit 10.16b to the FY 2004 10-K) (SEC File No. 1-14064). * †

10.17	Fiscal 2002 Share Incentive Plan (filed as Exhibit 4(d) to our Registration Statement on Form S-8 (No. 333-72684) on November 1, 2001).* †

10.17a	Form of Stock Option Agreement under Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.2 to our Current Report on Form 8-K dated August 24, 2004) (SEC File No. 1-14064).*†

10.18

$600 Million Credit Agreement, dated as of May 27, 2005, by and among the Company, Estee Lauder Inc., the Eligible Subsidiaries of the Company, as defined therein, the lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent (“JPMCB”), Citibank, N.A. and Bank of America, N.A., as syndication agents, and Bank of Tokyo-Mitsubishi Trust Company and BNP Paribas, as documentation agents (filed as Exhibit 10.1 to our Current Report on Form 8-K dated May 27, 2005) (SEC File No. 1-14064).* †

10.19	Summary of Compensation For Non-Employee Directors of the Company (filed as Exhibit 10.1 to our Current Report on Form 8-K dated May 17, 2005) (SEC File No. 1-14064).* †

21.1	List of significant subsidiaries.

23.1	Consent of KPMG LLP.

24.1	Power of Attorney.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

*  Incorporated herein by reference.

†  Exhibit is a management contract or compensatory plan or arrangement.