Form 10-Q
period 2005-09-30
ESTEE LAUDER COMPANIES INC
filed 2005-10-27
CIK 1001250

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004
                             ______________________

                                    FORM 10-Q


(Mark One)
 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange _ Act of 1934

    For the quarterly period ended September 30, 2005

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No
    -    -

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes X  No
    -     -

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    No X
    -     -

At October 21, 2005, 129,973,344 shares of the registrant's Class A Common Stock, $.01 par value, and 85,800,901 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding.
================================================================================

                         THE ESTEE LAUDER COMPANIES INC.

                                      Index
                                                                            Page
                                                                            ----

Part I. Financial Information

Item 1. Financial Statements

         Consolidated Statements of Earnings --
                     Three Months Ended September 30, 2005 and 2004          2

         Consolidated Balance Sheets --
                  September 30, 2005 and June 30, 2005                       3

         Consolidated Statements of Cash Flows --
                  Three Months Ended September 30, 2005 and 2004             4

         Notes to Consolidated Financial Statements                          5

Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             17

Item 3. Quantitative and Qualitative Disclosures About Market Risk          28

Item 4. Controls and Procedures                                             28

Part II. Other Information

Item 1. Legal Proceedings                                                   29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         31

Item 6. Exhibits                                                            31

Signatures                                                                  32

                         THE ESTEE LAUDER COMPANIES INC.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                      September 30
                                                                        -----------------------------------------

                                                                             2005                       2004
                                                                        --------------             --------------
                                                                                     ($ in millions)

Net Sales                                                               $      1,497.1             $      1,490.3
Cost of Sales                                                                    419.5                      407.7
                                                                        --------------             --------------

Gross Profit                                                                   1,077.6                    1,082.6

Operating expenses:
   Selling, general and administrative                                           972.5                      926.3
                                                                        --------------             --------------

Operating Income                                                                 105.1                      156.3

Interest expense, net                                                              5.6                        4.1
                                                                        --------------             --------------

Earnings before Income Taxes, Minority Interest and
   Discontinued Operations                                                        99.5                      152.2

Provision for income taxes                                                        35.8                       56.3
Minority interest, net of tax                                                     (1.9)                      (0.2)
                                                                        --------------             --------------
Net Earnings from Continuing Operations                                           61.8                       95.7

Discontinued operations, net of tax                                               (3.3)                      (0.7)
                                                                        --------------             --------------
Net Earnings                                                            $         58.5             $         95.0
                                                                        ==============             ==============

Basic net earnings per common share:
   Net earnings from continuing operations                              $          .28             $          .42
   Discontinued operations, net of tax                                            (.02)                         -
                                                                        --------------             --------------
   Net earnings                                                         $          .26             $          .42
                                                                        ==============             ==============
Diluted net earnings per common share:
   Net earnings from continuing operations                              $          .28             $          .41
   Discontinued operations, net of tax                                            (.02)                         -
                                                                        --------------             --------------
   Net earnings                                                         $          .26             $          .41
                                                                        ==============             ==============

Weighted-average common shares outstanding:
   Basic                                                                         220.6                      227.1
   Diluted                                                                       223.6                      231.2



                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                  September 30         June 30
                                                                                     2005                2005
                                                                               ----------------    ---------------
                                                                                 (Unaudited)
                                                                                         ($ in millions)
                                   ASSETS
Current Assets
Cash and cash equivalents                                                      $          389.5    $         553.3
Accounts receivable, net                                                                  915.2              776.6
Inventory and promotional merchandise, net                                                814.8              768.3
Prepaid expenses and other current assets                                                 232.1              204.4
Assets held for sale                                                                      127.8                  -
                                                                               ----------------    ---------------
     Total current assets                                                               2,479.4            2,302.6
                                                                               ----------------    ---------------

Property, Plant and Equipment, net                                                        690.8              694.2
                                                                               ----------------    ---------------

Other Assets
Investments, at cost or market value                                                       11.7               12.3
Goodwill, net                                                                             629.3              720.6
Other intangible assets, net                                                               70.8               71.8
Other assets, net                                                                          85.7               84.3
                                                                               ----------------    ---------------
     Total other assets                                                                   797.5              889.0
                                                                               ----------------    ---------------
        Total assets                                                           $        3,967.7    $       3,885.8
                                                                               ================    ===============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term debt                                                                $          253.6    $         263.6
Accounts payable                                                                          255.1              249.4
Accrued income taxes                                                                      121.3              109.9
Other accrued liabilities                                                                 904.0              874.8
Liabilities related to assets held for sale                                                 6.4                  -
                                                                               ----------------    ---------------
     Total current liabilities                                                          1,540.4            1,497.7
                                                                               ----------------    ---------------

Noncurrent Liabilities
Long-term debt                                                                            444.9              451.1
Other noncurrent liabilities                                                              232.0              228.4
                                                                               ----------------    ---------------
     Total noncurrent liabilities                                                         676.9              679.5
                                                                               ----------------    ---------------

Minority Interest                                                                          16.8               15.8
                                                                               ----------------    ---------------

Stockholders' Equity
Common stock, $.01 par value; 650,000,000 shares Class A authorized; shares issued: 162,513,436 at September 30, 2005 and 159,837,545 at June 30, 2005;
  240,000,000 shares Class B authorized; shares issued and outstanding:
  86,050,901 at September 30, 2005 and 87,640,901 at June 30, 2005                          2.5                2.5
Paid-in capital                                                                           510.0              465.2
Retained earnings                                                                       2,261.7            2,203.2
Accumulated other comprehensive income                                                     17.9                9.4
                                                                               ----------------    ---------------
                                                                                        2,792.1            2,680.3
Less: Treasury stock, at cost; 29,090,560 Class A shares at
  September 30, 2005 and 27,174,160 Class A shares at June 30, 2005                    (1,058.5)            (987.5)
                                                                               ----------------    ---------------
     Total stockholders' equity                                                         1,733.6            1,692.8
                                                                               ----------------    ---------------
        Total liabilities and stockholders' equity                             $        3,967.7    $       3,885.8
                                                                               ================    ===============
                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                          September 30
                                                                              ------------------------------------

                                                                                  2005                    2004
                                                                              -------------           ------------
                                                                                         (In millions)
Cash Flows from Operating Activities
 Net earnings                                                                 $        58.5          $        95.0
   Adjustments to reconcile net earnings to net cash flows provided by operating activities from continuing operations:
     Depreciation and amortization                                                     47.2                   46.9
     Deferred income taxes                                                             (9.8)                  11.3
     Minority interest, net of tax                                                      1.9                    0.2
     Non-cash stock compensation                                                       13.2                   (1.7)
     Excess tax benefits from stock-based compensation arrangements                    (4.2)                     -
     Loss on disposal of fixed assets                                                   0.2                    2.9
     Discontinued operations, net of tax                                                3.3                      -
     Other non-cash items                                                               0.2                    0.2
   Changes in operating assets and liabilities
     Increase in accounts receivable, net                                            (144.8)                (228.1)
     Increase in inventory and promotional merchandise, net                           (57.6)                 (52.8)
     Increase in other assets, net                                                    (22.6)                  (0.2)
     Increase (decrease) in accounts payable                                            5.8                  (11.2)
     Increase in accrued income taxes                                                  19.1                    7.6
     Increase in other accrued liabilities                                             23.8                   26.5
     Increase in other noncurrent liabilities                                           4.2                    5.1
                                                                              -------------           ------------
       Net cash flows used for operating activities of continuing operations          (61.6)                 (98.3)
                                                                              -------------           ------------

Cash Flows from Investing Activities
    Capital expenditures                                                              (45.9)                 (38.4)
    Acquisition of businesses, net of cash acquired                                       -                   (4.3)
    Proceeds from disposition of long-term investments                                  0.5                      -
    Purchases of long-term investments                                                    -                   (0.3)
                                                                              -------------          -------------
       Net cash flows used for investing activities of continuing operations          (45.4)                 (43.0)
                                                                              -------------          -------------

Cash Flows from Financing Activities
    Increase (decrease) in short-term debt, net                                        (9.9)                   2.7
    Repayments and redemptions of long-term debt                                       (0.5)                     -
    Net proceeds from stock-based compensation transactions                            24.9                    5.0
    Excess tax benefits from stock-based compensation arrangements                      4.2                      -
    Payments to acquire treasury stock                                                (71.1)                 (88.3)
    Distributions made to minority holders of consolidated subsidiaries                (0.9)                  (3.0)
                                                                              -------------          -------------
       Net cash flows used for financing activities of continuing operations          (53.3)                 (83.6)
                                                                              -------------          -------------

Effect of Exchange Rate Changes on Cash and Cash Equivalents                            1.0                    0.6
                                                                              -------------          -------------
Cash Flows used for Discontinued Operations                                            (4.5)                  (0.2)
                                                                              -------------          -------------

   Net Decrease in Cash and Cash Equivalents                                         (163.8)                (224.5)
   Cash and Cash Equivalents at Beginning of Period                                   553.3                  611.6
                                                                              -------------          -------------
   Cash and Cash Equivalents at End of Period                                 $       389.5          $       387.1
                                                                              =============          =============

                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of The Estee Lauder Companies Inc. and its subsidiaries (collectively, the "Company") as continuing operations, with the exception of the operating results of its reporting unit that markets and sells Stila brand products, which have been reflected as discontinued operations for the three-month periods ended September 30, 2005 and 2004. All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2005.

Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to current period presentation for comparative purposes.

Net Earnings Per Common Share

For the three month periods ended September 30, 2005 and 2004, net earnings per common share ("basic EPS") is computed by dividing net earnings by the weighted-average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions). Net earnings per common share assuming dilution ("diluted EPS") is computed by reflecting potential dilution from stock-based awards.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

                                                                                   Three Months Ended
                                                                                      September 30

                                                                       -------------------------------------------
                                                                               2005                   2004
                                                                       --------------------   --------------------
                                                                                       (Unaudited)
                                                                                     ($ in millions)
Numerator:
Net earnings from continuing operations                                $               61.8   $               95.7
Discontinued operations, net of tax                                                    (3.3)                  (0.7)
                                                                       --------------------   --------------------

Net earnings                                                           $               58.5   $               95.0
                                                                       ====================   ====================

Denominator:
Weighted-average common shares outstanding - Basic                                    220.6                  227.1
Effect of dilutive securities: Stock-based compensation                                 3.0                    4.1
                                                                       --------------------   --------------------

Weighted-average common shares outstanding - Diluted                                  223.6                  231.2
                                                                       ====================   ====================

Basic net earnings per common share:
Net earnings from continuing operations                                $                .28   $                .42
Discontinued operations, net of tax                                                    (.02)                     -
                                                                       --------------------   --------------------
Net earnings                                                           $                .26   $                .42
                                                                       ====================   ====================

Diluted net earnings per common share:
Net earnings from continuing operations                                $                .28   $                .41
Discontinued operations, net of tax                                                    (.02)                     -
                                                                       --------------------   --------------------
Net earnings                                                           $                .26   $                .41
                                                                       ====================   ====================

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2005 and 2004, outstanding options to purchase 14.9 million and 6.7 million shares, respectively, of Class A Common Stock were not included in the computation of diluted EPS because the exercise prices of those options were greater than the average market price of the common stock and their inclusion would be anti-dilutive.

Stock-Based Compensation

As of September 30, 2005, the Company had established a number of share incentive programs as discussed in more detail in Note 3. Prior to fiscal 2006, the Company applied the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense was recognized if the exercise price of the Company's employee stock options equaled the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost was recognized in the accompanying consolidated statements of earnings prior to fiscal year 2006 on stock options granted to employees, since all options granted under the Company's share incentive programs had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"). This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and supersedes APB No. 25. SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires us to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosures in prior periods. SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. For the three months ended September 30, 2005, this new treatment resulted in cash flows from financing activities of $4.2 million, which reduced cash flows from operating activities by the same amount.

Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information for the three months ended September 30, 2005 and 2004 were as follows:

                                                                                2005                      2004
                                                                           --------------            --------------
                                                                                          (Unaudited)
                                                                                         (In millions)
Cash paid during the period for interest                                   $          8.7            $          4.5
                                                                           ==============            ==============
Cash paid during the period for income taxes                               $         24.6            $         36.9
                                                                           ==============            ==============
Incremental tax benefit from the exercise of stock options                 $          2.6            $          2.0
                                                                           ==============            ==============
Liability associated with acquisition of business                          $            -            $          7.7
                                                                           ==============            ==============
Capital lease obligations                                                  $          0.2            $            -
                                                                           ==============            ==============

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions of $34.1 million and $28.9 million as of September 30, 2005 and June 30, 2005, respectively.

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

                                                                            September 30                June 30
                                                                                2005                      2005
                                                                           -------------             -------------
                                                                              (Unaudited)
                                                                                         (In millions)
Inventory and promotional merchandise consists of:
   Raw materials                                                           $       130.0             $       149.9
   Work in process                                                                  38.2                      43.2
   Finished goods                                                                  458.4                     403.4
   Promotional merchandise                                                         188.2                     171.8
                                                                           -------------             -------------
                                                                           $       814.8             $       768.3
                                                                           =============             =============

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

                                                                            September 30                June 30
                                                                                2005                      2005
                                                                           -------------             -------------
                                                                             (Unaudited)
                                                                                         (In millions)
Assets (Useful Life)
   Land                                                                    $        13.7             $        13.6
   Buildings and improvements (10 to 40 years)                                     159.6                     160.8
   Machinery and equipment (3 to 10 years)                                         745.9                     721.2
   Furniture and fixtures (5 to 10 years)                                          110.0                     109.1
   Leasehold improvements                                                          714.7                     703.9
                                                                           -------------             -------------
                                                                                 1,743.9                   1,708.6
   Less accumulated depreciation and amortization                                1,053.1                   1,014.4
                                                                           -------------             -------------
                                                                           $       690.8             $       694.2
                                                                           =============             =============

Depreciation and amortization of property, plant and equipment was $45.3 million and $43.8 million during the three months ended September 30, 2005 and 2004, respectively. Depreciation and amortization related to our manufacturing process is included in cost of sales and all other depreciation and amortization is included in selling, general and administrative expenses in the accompanying consolidated statements of earnings.

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

Pension and Postretirement Benefit Plans

The Company maintains pension plans covering substantially all of its full-time employees for its U.S. operations and a majority of its international operations. The Company also maintains a domestic postretirement benefit plan which provides certain medical and dental benefits to eligible employees. Descriptions of these plans are discussed in the Company's Annual Report on Form 10-K for the year ended June 30, 2005.

The components of net periodic benefit cost for the three months ended September 30, 2005 and 2004 consisted of the following:

                                                                                                 Other than
                                                     Pension Plans                              Pension Plans
                                 -----------------------------------------------------     -------------------------
                                           U.S.                    International               Postretirement
                                 ------------------------     ------------------------     -------------------------

                                    2005          2004           2005          2004           2005           2004
                                 ----------    ----------     ----------    ----------     ----------     ----------
(Unaudited)
(In millions)
Service cost, net                $      5.4    $      4.8     $      3.1    $      2.7     $      1.1     $      0.8
Interest cost                           5.3           5.3            2.5           2.4            1.3            1.0
Expected return on plan assets         (6.2)         (6.0)          (2.9)         (2.7)             -              -
Amortization of:
   Prior service cost                   0.2           0.1              -           0.1              -              -
   Actuarial loss                       1.5           1.2            2.1           1.0            0.3              -
   Settlements and
    curtailments                          -             -            0.2             -              -              -
                                 ----------    ----------     ----------    ----------     ----------     ----------
Net periodic benefit cost        $      6.2    $      5.4     $      5.0    $      3.5     $      2.7     $      1.8
                                 ==========    ==========     ==========    ==========     ==========     ==========

The Company previously disclosed in its consolidated financial statements for the fiscal year ended June 30, 2005 that it did not expect to make any cash contributions to its U.S. pension plan but expected to contribute $19.9 million to its international pension plans during the fiscal year ending June 30, 2006. As of September 30, 2005, there have not been material changes to the expected contributions for U.S. and international pension plans for the fiscal year ending June 30, 2006.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The Company's most critical accounting policies relate to revenue recognition, concentration of credit risk, inventory, pension and other postretirement benefit costs, goodwill and other intangible assets, income taxes and derivatives. Descriptions of these policies are discussed in the Company's Annual Report on Form 10-K for the year ended June 30, 2005.

With the adoption of SFAS No. 123(R) on July 1, 2005, the Company is required to record the fair value of stock-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which make them critical accounting estimates.

The Company uses an expected stock-price volatility assumption that is a combination of both current and historical implied volatilities of the underlying stock which is obtained from public data sources. This approach is a good predictor of future realized and implied volatilities and is directly relevant for valuing stock options. For stock option grants issued during the three months ended September 30, 2005, the Company used a weighted-average expected stock-price volatility of 23% based upon the implied volatility at the time of issuance.

With regard to the weighted-average option life assumption, the Company considers the exercise behavior of past grants and models the pattern of aggregate exercises. Patterns are determined on specific criteria of the aggregate pool of optionees including the reaction to vesting, realizable value, long-run exercise propensity, pent-up demand, stock run-up effect and short-time-to-maturity effect. For stock option grants issued during the three months ended September 30, 2005, the Company used a weighted-average expected option life assumption of 8 years.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards

In September 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. FAS 123(R)-1, "Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R)," to defer the requirement of SFAS
No. 123(R) that a freestanding financial instrument originally subject to SFAS No. 123(R) becomes subject to the recognition and measurement requirements of other applicable GAAP when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. The rights under stock-based payment awards issued to employees by the Company are all dependent on the recipient being an employee of the Company. Therefore, this FSP currently does not have an impact on the Company's consolidated financial statements and its measurement of stock-based compensation in accordance with SFAS No. 123(R).

In October 2005, the FASB issued FSP No. FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period" ("FSP No. 13-1"), to give guidance to a lessee on determining whether rental costs associated with operating leases may be capitalized during a construction period. Specifically, the FSP stipulates that such costs shall be (a) recognized as rental expense, (b) included in income from continuing operations, and (c) allocated over the lease term according to the guidance in SFAS No. 13, "Accounting for Leases," and FASB Technical Bulletin No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases." The guidance in FSP No. FAS 13-1 is effective for the first reporting period beginning after December 15, 2005, with early adoption permitted for financial statements or interim financial statements that have not yet been issued. The Company already accounts for such rental costs in accordance with FSP No. 13-1; therefore the issuance of this FSP will not have an additional impact on the Company's consolidated financial statements.

In October 2005, the FASB issued FSP No. FAS 123(R)-2, "Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)," to provide guidance on determining the grant date for an award as defined in SFAS No. 123(R). This FSP stipulates that assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award's approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant, and
(b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The Company has applied the principles set forth in this FSP upon its adoption of SFAS No. 123(R).

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

Comprehensive income and its components, net of tax, are as follows:

                                                                                        Three Months Ended
                                                                                           September 30
                                                                                     -------------------------

                                                                                        2005           2004
                                                                                     ----------     ----------
                                                                                             (Unaudited)
                                                                                            (In millions)
Net earnings                                                                         $     58.5     $     95.0
                                                                                     ----------     ----------
Other comprehensive income (loss):
     Net unrealized investment gain (loss)                                                    -           (0.3)
     Net derivative instruments gain (loss)                                                 0.7           (1.1)
     Translation adjustments                                                                7.8            8.3
                                                                                     ----------     ----------

     Other comprehensive income                                                             8.5            6.9
                                                                                     ----------     ----------

Comprehensive income                                                                 $     67.0     $    101.9
                                                                                     ==========     ==========


The accumulated net gain (loss) on derivative instruments consists of the following:


                                                                                        Three Months Ended
                                                                                           September 30
                                                                                     -------------------------

                                                                                        2005           2004
                                                                                     ----------     ----------
                                                                                             (Unaudited)
                                                                                            (In millions)
OCI-derivative instruments, beginning of period                                      $     11.9     $     10.2
                                                                                     ----------     ----------
     Gain (loss) on derivative instruments                                                  1.2           (1.3)
     Reclassification to earnings of net (gain) loss during the period                     (0.7)          (0.3)
     Benefit for deferred income taxes                                                      0.2            0.5
                                                                                     ----------     ----------

     Net derivative instruments (gain) loss                                                 0.7           (1.1)
                                                                                     ----------     ----------

OCI-derivative instruments, end of period                                            $     12.6     $      9.1
                                                                                     ==========     ==========


Of the $12.6 million, net of tax, derivative instrument gain recorded in OCI at the end of the current period, $8.9 million, net of tax, related to the gain on the settlement of treasury lock agreements upon issuance of the Company's 5.75% Senior Notes due October 2033, which will be reclassified to earnings as an offset to interest expense over the life of the debt and $3.7 million, net of tax, related to forward and option contracts which the Company will reclassify to earnings during the next nine months.

At the end of the prior period, the $9.1 million, net of tax, derivative instrument gain recorded in OCI included $9.0 million, net of tax, related to the gain on the settlement of treasury lock agreements upon issuance of the Company's 5.75% Senior Notes due October 2033, which will be reclassified to earnings as an offset to interest expense over the life of the debt and $0.1 million, net of tax, related to forward and option contracts which the Company reclassified to earnings during the fiscal year ended June 30, 2005.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - STOCK PROGRAMS

The Company has established the Fiscal 2002 Share Incentive Plan, the Fiscal 1999 Share Incentive Plan, the Fiscal 1996 Share Incentive Plan and the Non-Employee Director Share Incentive Plan (collectively, the "Plans"). The Plans provide for the issuance of 30,750,000 shares to be granted in the form of stock-based awards to key employees, consultants and non-employee directors of the Company. As of September 30, 2005, 865,200 shares of Class A Common Stock were reserved and available to be granted pursuant to the Plans. In addition, pursuant to executive employment agreements, the Company provides for the issuance of 11,400,000 shares to be granted in the form of stock-based awards to certain key executives. The Company has reserved 660,400 shares of its Class A Common Stock pursuant to such agreements as of September 30, 2005. The Company may satisfy the awards upon exercise with either new or treasury shares. The Company's stock compensation awards outstanding at September 30, 2005 include stock options, Performance Share Units ("PSU"), Restricted Stock Units ("RSU") and share units.

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of, stock options, PSUs, RSUs and share units. Compensation expense attributable to net stock-based compensation in the three months ended September 30, 2005 was $13.2 million ($8.6 million after tax), or $0.04 for both basic and diluted earnings per share. As of September 30, 2005, the total unrecognized compensation cost related to nonvested stock awards was $45.2 million and the related weighted-average period over which it is expected to be recognized is approximately 2.5 years.

Prior to the Company's adoption of SFAS No. 123(R), SFAS No. 123 required that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company's stock-based awards had been determined in accordance with the fair value method prescribed therein. The Company had previously adopted the disclosure portion of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," requiring quarterly SFAS No. 123 pro forma disclosure. The pro forma charge for compensation cost related to stock-based awards granted was recognized over the service period. For stock options, the service period represents the period of time between the date of grant and the date each option becomes exercisable without consideration of acceleration provisions (e.g., retirement, change of control, etc.).

The following table illustrates the effect on net earnings per common share as if the fair value method had been applied to all outstanding awards for the three months ended September 30, 2004:


                                                                                                     2004
                                                                                             --------------------
                                                                                                 (Unaudited)
                                                                                               ($ in millions)
Net earnings, as reported                                                                    $               95.0
Deduct: Total stock-based compensation expense
        determined under fair value method for all awards,
        net of related tax effects                                                                           (6.7)
                                                                                             --------------------
Pro forma net earnings                                                                       $               88.3
                                                                                             ====================

Earnings per common share:
   Net earnings per common share - Basic, as reported                                        $                .42
                                                                                             ====================
   Net earnings per common share - Basic, pro forma                                          $                .39
                                                                                             ====================

   Net earnings per common share - Diluted, as reported                                      $                .41
                                                                                             ====================
   Net earnings per common share - Diluted, pro forma                                        $                .38
                                                                                             ====================


                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

A summary of the Company's stock option programs as of September 30, 2005 and changes during the three-month period then ended, is presented below:


                                                              Weighted-           Aggregate      Weighted-Average
                                                               Average            Intrinsic      Contractual Life
                                                              Exercise             Value(1)        Remaining in
(Unaudited) (Shares in thousands)           Shares              Price           (in millions)          Years
---------------------------------------- -------------  -------------------  ------------------ -------------------

Outstanding at June 30, 2005                  27,344.7    $           38.42
   Granted at fair value                       1,523.2                35.00
   Exercised                                  (1,089.2)               22.87
   Expired                                       (44.3)               45.63
   Forfeited                                     (67.7)               37.17
                                         -------------
Outstanding at September 30, 2005             27,666.7                38.83    $           50.0                 5.4
                                         =============                       ================== ===================

Exercisable at September 30, 2005             20,321.0                39.48    $           43.0                 4.4
                                         =============                       ================== ===================

_____________________________

(1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The exercise period for all stock options generally may not exceed ten years from the date of grant. Stock option grants to individuals generally become exercisable in three substantively equal tranches over a service period of up to four years.

The weighted-average grant date fair value of stock options granted for the three months ended September 30, 2005 and 2004 was $11.64 and $16.51, respectively. The total intrinsic value of stock options exercised during the three months ended September 30, 2005 and 2004 was $19.4 million and $4.6 million, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                                                              Three Months Ended
                                                                                 September 30
                                                                 ---------------------------------------------
(Unaudited)                                                              2005                     2004
------------------------------------------------                 --------------------     --------------------

Weighted-average expected stock-price volatility                         23%                      32%
Weighted-average expected option life                                  8 years                  7 years
Average risk-free interest rate                                         4.2%                     3.9%
Average dividend yield                                                   .9%                      .7%


In addition to awards made by the Company, stock options were assumed as part of the October 1997 acquisition of the companies that sold jane brand products. There were 4,100 options to acquire shares of the Company's Class A Common Stock outstanding and exercisable as of September 30, 2005 that will expire in May 2007.

Performance Share Units

During the three months ended September 30, 2005, the Company issued 111,100 PSUs, which will be settled in stock subject to the achievement of the Company's net sales and net earnings per share goals for the three years ending June 30, 2008. Settlement will be made pursuant to a range of opportunities relative to the net sales and earnings per share targets of the Company. No settlement will occur for results below the minimum threshold and additional shares shall be issued if performance exceeds the targeted performance goals. PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSU. These awards are subject to the provisions of the agreement. The PSUs were valued at $35.00 representing the closing market value of the Company's Class A Common Stock on the date of grant and generally vest at the end of the performance period. The compensation cost of the PSUs is subject to adjustment based upon the attainability of the target goals.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the status of the Company's PSUs as of September 30, 2005 and activity during the three months then ended:

                                                                                         Weighted-Average
                                                                                            Grant Date
(Unaudited) (Shares in thousands)                                Shares                     Fair Value
-------------------------------------------------------    --------------------      -----------------------
Nonvested at June 30, 2005                                                    -      $                     -
   Granted                                                                111.1                        35.00
   Vested                                                                     -                            -
   Forfeited                                                                  -                            -
                                                           --------------------      -----------------------
Nonvested at September 30, 2005                                           111.1      $                 35.00
                                                           ====================      =======================

Restricted Stock Units

The Company issued 111,100 RSUs during the three months ended September 30, 2005. RSUs vest in one-third increments on or about October 31, 2006, 2007 and 2008, subject to the continued employment of the grantee. RSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the RSU. These awards are subject to the provisions of the RSU agreement. The RSUs were valued at $35.00 representing the closing market value of the Company's Class A Common Stock on the date of grant.

The following is a summary of the status of the Company's RSUs as of September 30, 2005 and activity during the three months then ended:

                                                                                        Weighted-Average
                                                                                           Grant Date
(Unaudited) (Shares in thousands)                                 Shares                   Fair Value
-------------------------------------------------------    --------------------      -----------------------
Nonvested at June 30, 2005                                                    -      $                     -
   Granted                                                                111.1                        35.00
   Vested                                                                     -                            -
   Forfeited                                                                  -                            -
                                                           --------------------      -----------------------
Nonvested at September 30, 2005                                           111.1      $                 35.00
                                                           ====================      =======================

Share Units

There were 7,700 share units outstanding at September 30, 2005 and June 30, 2005, which were granted under the Non-Employee Director Share Incentive Plan and will be converted into shares of Class A Common Stock as provided for in that plan.

Cash Units

Certain non-employee directors defer cash compensation in the form of cash payout share units, which are not subject to the Plans. These share units are classified as liabilities and, as such, their fair value is adjusted to reflect the current market value of the Company's Class A Common Stock. The Company recorded $0.1 million as compensation expense to reflect the change in the market value for the three months ended September 30, 2005 and 2004.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

On September 30, 2005, the Company committed to a plan to sell the assets and operations of its reporting unit that markets and sells Stila brand products and to actively seek a buyer for the brand. As a result of this decision, the Company has reflected the operating loss of $3.3 million (net of $2.0 million tax benefit) and $0.7 million (net of $0.3 million tax benefit)for the three months ended September 30, 2005 and 2004, respectively, as discontinued operations in the accompanying statements of earnings. Net sales associated with the discontinued operations were $13.6 million and $13.8 million for the three months ended September 30, 2005 and 2004, respectively. All statement of earnings information for the prior period has been restated for comparative purposes, including the restatement of the makeup product category and each of the geographic regions presented in Note 5.

The assets and liabilities of the Stila brand are presented in the consolidated balance sheet under captions "Assets held for sale" and "Liabilities related to assets held for sale." The carrying amounts of the major classes of these assets and liabilities were as follows:

                                                                                                 September 30
                                                                                                     2005
                                                                                              ------------------
                                                                                                 (Unaudited)
                                                                                                (In millions)
Assets
   Accounts receivable, net                                                                   $             10.9
   Inventory and promotional merchandise, net                                                               17.2
   Prepaid expenses and other current assets                                                                 0.7
   Property, plant and equipment, net                                                                        6.2
   Goodwill, net                                                                                            91.4
   Other intangibles, net                                                                                    0.1
   Other assets                                                                                              1.3
                                                                                              ------------------
Assets held for sale                                                                          $            127.8
                                                                                              ==================

Liabilities
   Accounts payable                                                                           $              1.4
   Other accrued liabilities                                                                                 5.0
                                                                                              ------------------
Liabilities related to assets held for sale                                                   $              6.4
                                                                                              ==================


                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - SEGMENT DATA AND RELATED INFORMATION

Reportable operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the "Chief Executive") in deciding how to allocate resources and in assessing performance. Although the Company does business in one operating segment, beauty products, management also evaluates performance on a product category basis. Performance is measured based upon net sales and operating income. Operating income represents earnings before income taxes and net interest expense. The accounting policies for the Company's reportable segment are substantially the same as those for the consolidated financial statements, as described in the segment data and related information footnote included in the Company's Annual Report on Form 10-K for the year ended June 30, 2005. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information is produced for the Chief Executive or included herein. There has been no significant variance in the total or long-lived asset value associated with the Company's segment data since June 30, 2005.

                                                                                        Three Months Ended
                                                                                           September 30
                                                                                  -------------------------------
                                                                                     2005                2004
                                                                                  -----------        ------------
                                                                                            (Unaudited)
                                                                                           (In millions)
PRODUCT CATEGORY DATA
   Net Sales:
     Skin Care                                                                    $     523.4        $      524.3
     Makeup                                                                             604.9               585.7
     Fragrance                                                                          293.2               311.7
     Hair Care                                                                           70.4                63.1
     Other                                                                                5.2                 5.5
                                                                                  -----------        ------------
                                                                                  $   1,497.1        $    1,490.3
                                                                                  ===========        ============
   Operating Income:
     Skin Care                                                                    $      38.8        $       64.8
     Makeup                                                                              60.5                65.8
     Fragrance                                                                           (1.0)               22.3
     Hair Care                                                                            5.3                 2.8
     Other                                                                                1.5                 0.6
                                                                                  -----------        ------------
                                                                                        105.1               156.3
   Reconciliation:
        Interest expense, net                                                             5.6                 4.1
                                                                                  -----------        ------------
   Earnings before income taxes, minority interest                                $      99.5        $      152.2
        and discontinued operations                                               ===========        ============

GEOGRAPHIC DATA
   Net Sales:
     The Americas                                                                 $     881.0        $      879.8
     Europe, the Middle East & Africa                                                   417.5               422.0
     Asia/Pacific                                                                       198.6               188.5
                                                                                  -----------        ------------
                                                                                  $   1,497.1        $    1,490.3
                                                                                  ===========        ============
   Operating Income:
     The Americas                                                                 $      80.4        $      108.5
     Europe, the Middle East & Africa                                                    22.4                42.0
     Asia/Pacific                                                                         2.3                 5.8
                                                                                  -----------        ------------
                                                                                  $     105.1        $      156.3
                                                                                  ===========        ============

                         THE ESTEE LAUDER COMPANIES INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories which are distributed in over 130 countries and territories. The following is a comparative summary of operating results for the three months ended September 30, 2005 and 2004, and reflects the basis of presentation described in Note 1 to the consolidated financial statements for all periods presented. Sales of products and services that do not meet our definition of skin care, makeup, fragrance or hair care have been included in the "other" category.

                                                                                    Three Months Ended
                                                                                       September 30
                                                                           --------------------------------------
                                                                                2005                   2004
                                                                           ---------------         --------------
                                                                                        (In millions)
NET SALES
   By Region:
     The Americas                                                          $         881.0         $        879.8
     Europe, the Middle East & Africa                                                417.5                  422.0
     Asia/Pacific                                                                    198.6                  188.5
                                                                           ---------------         --------------
                                                                           $       1,497.1         $      1,490.3
                                                                           ===============         ==============

   By Product Category:
     Skin Care                                                             $         523.4         $        524.3
     Makeup                                                                          604.9                  585.7
     Fragrance                                                                       293.2                  311.7
     Hair Care                                                                        70.4                   63.1
     Other                                                                             5.2                    5.5
                                                                           ---------------         --------------
                                                                           $       1,497.1         $      1,490.3
                                                                           ===============         ==============
OPERATING INCOME (LOSS)
   By Region:
     The Americas                                                          $          80.4         $        108.5
     Europe, the Middle East & Africa                                                 22.4                   42.0
     Asia/Pacific                                                                      2.3                    5.8
                                                                           ---------------         --------------
                                                                           $         105.1         $        156.3
                                                                           ===============         ==============

   By Product Category:
     Skin Care                                                             $          38.8         $         64.8
     Makeup                                                                           60.5                   65.8
     Fragrance                                                                        (1.0)                  22.3
     Hair Care                                                                         5.3                    2.8
     Other                                                                             1.5                    0.6
                                                                           ---------------         --------------
                                                                           $         105.1         $        156.3
                                                                           ===============         ==============

                         THE ESTEE LAUDER COMPANIES INC.

The following table presents certain consolidated earnings data as a percentage of net sales:

                                                                                         Three Months Ended
                                                                                            September 30
                                                                                   -----------------------------

                                                                                      2005              2004
                                                                                   -----------       -----------

Net sales                                                                                100.0%            100.0%
Cost of sales                                                                             28.0              27.4
                                                                                   -----------       -----------
Gross profit                                                                              72.0              72.6
Operating expenses:
   Selling, general and administrative                                                    65.0              62.1
                                                                                   -----------       -----------

Operating income                                                                           7.0              10.5
Interest expense, net                                                                      0.4               0.3
                                                                                   -----------       -----------
Earnings before income taxes, minority interest and discontinued                           6.6              10.2
   operations
Provision for income taxes                                                                 2.4               3.8
Minority interest, net of tax                                                             (0.1)                -
                                                                                   -----------       -----------

Net earnings from continuing operations                                                    4.1               6.4
Discontinued operations, net of tax                                                       (0.2)                -
                                                                                   -----------       -----------
Net earnings                                                                               3.9%              6.4%
                                                                                   ===========       ===========


First Quarter Fiscal 2006 as Compared with First Quarter Fiscal 2005

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

NET SALES

Net sales increased less than 1% or $6.8 million to $1,497.1 million due to growth in our makeup and hair care product categories, which was substantially offset by lower sales in our fragrance product category. The net increase also reflects sales growth in the Asia/Pacific region, partially offset by lower sales in Europe, the Middle East & Africa. Excluding the impact of foreign currency translation, net sales decreased slightly.

Product Categories

Skin Care
Net sales of skin care products were flat compared to the prior period. Net sales for the quarter were $523.4 million. The recent launch of Perfectionist [CP+] by Estee Lauder, Superdefense Triple Action Moisturizers SPF 25 by Clinique and Modern Friction by Origins generated incremental sales of nearly $30 million, offset by decreases in Future Perfect Anti-Wrinkle Radiance Creme SPF 15, Perfectionist Correcting Serum for Lines/Wrinkles/Age Spots and the Resilience Lift and White Light lines of products by Estee Lauder, Active White Lab Solutions skin care products by Clinique and The Face Serum by La Mer of approximately $28 million, collectively. Excluding the impact of foreign currency translation, skin care net sales decreased 1%.

                        THE ESTEE LAUDER COMPANIES INC.

Makeup
Makeup net sales increased 3% or $19.2 million to $604.9 million reflecting growth from our M.A.C brand as well as new product launches. M.A.C sales increases reflected growth of many products in this category led by Small Eye Shadow and Veluxe Eye Shadow of approximately $9 million, collectively. Sales growth from new products such as Individualist Natural Finish Makeup by Estee Lauder and Colour Surge Butter Shine TM Lipstick, Repairwear Anti-Aging Makeup SPF 15 and Colour Surge Eye Shadow Quad by Clinique contributed a combined $26 million to the category. Partially offsetting these increases were lower sales of approximately $19 million of Superbalanced Compact Makeup SPF 20 by Clinique and Lash XL Maximum Length Mascara by Estee Lauder. Foreign currency translation had a de minimis impact on makeup net sales compared to the prior period.

Fragrance
Net sales of fragrance products decreased 6% or $18.5 million to $293.2 million as we continue to be challenged in this product category. The recent launches of DKNY Be Delicious and DKNY Be Delicious Men, as well as the current period launch of True Star Men by Tommy Hilfiger contributed approximately $31 million of sales. More than offsetting this launch activity were lower sales of True Star by Tommy Hilfiger and Lauder Beyond Paradise Men as we anniversary the initial shipments of those products in the prior period. Lower sales of Tommy and Tommy Girl by Tommy Hilfiger and Estee Lauder Beyond Paradise also contributed to the decrease in sales. Collectively, these product lines accounted for lower sales of approximately $45 million. Foreign currency translation had a de minimis impact on fragrance net sales compared to the prior period.

Hair Care
Hair care net sales increased 12% or $7.3 million to $70.4 million, primarily due to sales growth from Bumble and bumble and Aveda products. Bumble and bumble sales benefited from sales growth in our existing salon distribution and new points of distribution, as well as the newly launched Creme de Coco shampoos and conditioners, while Aveda net sales increased as a result of sales of new professional color products, Pure Abundance products and the recent launch of Damage Remedy hair care products. Excluding the impact of foreign currency translation, hair care net sales increased 11%.

Geographic Regions
Net sales in the Americas were flat, increasing $1.2 million to $881.0 million. Growth in this region was led by the makeup and hair care product categories of approximately $22 million, which was offset by lower fragrance net sales as we continue to be challenged in this product category. Net sales in this region were also negatively impacted by the timing of product launches. In the United States, all product categories were negatively impacted by business disruptions at certain key retailers. We expect these disruptions to continue throughout the remainder of the fiscal year. During the period, certain of our core brands, which continue to be challenged, experienced lower than expected sales of products associated with Fall promotional programs. To a lesser extent, our business was weakened by severe weather conditions as well as rising gas prices, which influence consumer spending habits.

In Europe, the Middle East & Africa, net sales decreased 1% or $4.5 million to $417.5 million, primarily reflecting lower net sales in the United Kingdom, Spain and Italy of approximately $18 million, collectively. Partially offsetting these decreases were higher net sales of approximately $13 million in Germany, our travel retail and distributor businesses, Portugal and Russia. On a local currency basis, net sales in Europe, the Middle East & Africa were flat.

During the current period, we commenced operations at a new regional inventory center in Europe. However, unforeseen logistical issues related to start-up activities resulted in disruptions in shipments to European markets serviced from this center. These issues have since been addressed and we anticipate operating as originally planned by the end of our second fiscal quarter.

                         THE ESTEE LAUDER COMPANIES INC.

Net sales in Asia/Pacific increased 5% or $10.1 million to $198.6 million. This increase reflected higher net sales of approximately $13 million in China, Korea, Australia, Taiwan and Hong Kong, partially offset by decreases in Japan and Thailand of approximately $4 million. Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 2%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales increased to 28.0% as compared with 27.4% in the prior period. Cost of sales as a percentage of net sales reflected an increase in obsolescence charges of approximately 60 basis points proportionate to the change in inventory levels and unfavorable changes in exchange rates and promotional activities of approximately 50 basis points. Partially offsetting these increases was the net change in the mix of our business within our geographic regions and product categories of approximately 50 basis points.

The higher price of oil has resulted in price increases in certain oil based chemicals which we believe may have a slight adverse effect on our cost of sales margin. In an ongoing effort to mitigate the impact of these increases, we are seeking potential offsetting opportunities in other categories of material purchases.

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

OPERATING EXPENSES

Operating expenses increased to 65.0% of net sales as compared with 62.1% of net sales in the prior period. During the current period, sales did not materialize in accordance with our plan. However, we were already committed to certain expense items resulting in the increase in our operating expenses as a percentage of net sales. Selling and demonstration costs increased approximately 120 basis points. An increase of approximately 70 basis points in advertising and promotional spending related to supporting newly launched and existing products. Operating expenses increased approximately 90 basis points due to the recognition of costs related to stock-based compensation as a result of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"). Costs related to a company-wide initiative to upgrade our information systems contributed approximately 20 basis points to the increase.

Changes in advertising, sampling and merchandising spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

OPERATING RESULTS

Based on the modest growth of net sales, coupled with the increases in our cost of sales and operating expense margins as previously discussed, operating income decreased 33%, or $51.2 million, to $105.1 million as compared with the prior period. Operating margins were 7.0% of net sales in the current period as compared with 10.5% in the prior period.

                         THE ESTEE LAUDER COMPANIES INC.

Product Categories
Operating results declined 40% or $26.0 million in skin care reflecting lower net sales, particularly in Europe, while we continued our spending to support this business. Fragrance operating results decreased over 100%, or $23.3 million, reflecting lower sales and continued support of our fragrances at the counter and through advertising and promotional vehicles. Makeup results declined 8%, or $5.3 million, reflecting challenges among certain core brands, including a disappointing response to our Fall promotional programs, and difficult comparisons to prior period results among our BeautyBank brands. Hair care operating income increased 89%, or $2.5 million, primarily reflecting improved results domestically as a result of sales growth in our existing salon distribution.

Geographic Regions
Operating income in the Americas decreased 26% or $28.1 million to $80.4 million, primarily reflecting lower than anticipated net sales attributable to business disruptions at certain key retailers and disappointing Fall promotional programs. To a lesser extent, our business was affected by severe weather conditions and rising gas prices as described above. Costs related to stock-based compensation and the company-wide initiative to upgrade our information systems also contributed to the decrease in operating income. Partially offsetting these decreases were higher results from our Bumble and bumble brand, reflecting sales growth in our existing salon distribution.

In Europe, the Middle East & Africa, operating income decreased 47% or $19.6 million to $22.4 million primarily due to lower results in Spain, the United Kingdom, our travel retail and distributor businesses and Italy of approximately $22 million, collectively. Improved results in France and Germany of approximately $3 million partially offset those decreases. Operating results were also negatively impacted in continental Europe due to a shortfall in product shipments from our new European inventory center as discussed above.

In Asia/Pacific, operating income decreased 60% or $3.5 million to $2.3 million. This decrease reflects lower results of approximately $4 million in Hong Kong, China, Taiwan, Malaysia and Thailand, partially offset by higher results from Australia and Japan of $1 million.

INTEREST EXPENSE, NET

Net interest expense was $5.6 million as compared with $4.1 million in the prior period. The increase in net interest expense was primarily due to a higher level of borrowings compared with the prior period, as a result of the issuance of commercial paper during the current period.

PROVISION FOR INCOME TAXES

The provision for income taxes represents Federal, foreign, state and local income taxes. The effective rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. The Company's effective tax rate will change from quarter to quarter based on non-recurring and recurring factors including, but not limited to, the geographical mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit settlements and the interaction of various global tax strategies. The effective rate for income taxes for the three months ended September 30, 2005 was 36.0% as compared with 37.0% in the prior period. The decrease in the effective income tax rate of 100 basis points was primarily attributable to the tax effect of the Company's foreign operations (30 basis points), a decrease in state & local income tax expense (50 basis points) and an increase in tax credits (20 basis points).

DISCONTINUED OPERATIONS

On September 30, 2005, we committed to a plan to sell the assets and operations of our reporting unit that markets and sells Stila brand products and to actively seek a buyer for the brand. As a result of this decision, we have reflected the operating loss of $3.3 million and $0.7 million, net of tax, for the three months ended September 30, 2005 and 2004, respectively, as discontinued operations in the accompanying statements of earnings. Subject to the final negotiated sales price, we may report a gain or loss on disposal of this business, which would also be included as a component of discontinued operations.

                         THE ESTEE LAUDER COMPANIES INC.

FINANCIAL CONDITION
-------------------

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds historically have been cash flows from operations and borrowings under commercial paper, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad. At September 30, 2005, we had cash and cash equivalents of $389.5 million compared with $553.3 million at June 30, 2005.

At September 30, 2005, our outstanding borrowings of $698.5 million included:
(i) $240.3 million of 6% Senior Notes due January 2012 consisting of $250.0 million principal, unamortized debt discount of $0.7 million and a $9.0 million adjustment to reflect the fair value of an outstanding interest rate swap; (ii) $197.4 million of 5.75% Senior Notes due October 2033 consisting of $200.0 million principal and unamortized debt discount of $2.6 million; (iii) $68.4 million of 2015 Preferred Stock, which shares were redeemed on October 26, 2005;
(iv) a 3.0 billion yen term loan (approximately $26.9 million at the exchange rate at September 30, 2005), which is due in March 2006; (v) a 1.8 million Euro note (approximately $1.8 million at the exchange rate at September 30, 2005) payable semi-annually through February 2008 at a variable interest rate; (vi) $8.9 million of capital lease obligations; (vii) $133.9 million of outstanding short-term commercial paper payable through October 2005 at an average interest rate of 3.76%; and (viii) $20.9 million of other short-term borrowings.

We have a $750.0 million commercial paper program under which we may issue commercial paper in the United States. Our commercial paper is currently rated A-1 by Standard & Poor's and P-1 by Moody's. Our long-term credit ratings are A+ with a stable outlook by Standard & Poor's and A1 with a stable outlook by Moody's. At September 30, 2005, we had $133.9 million of commercial paper outstanding, which is being refinanced on a periodic basis as it matures at then prevailing market interest rates. We also have an effective shelf registration statement covering the potential issuance of up to an additional $300.0 million in debt securities and $169.2 million in additional uncommitted credit facilities, of which $20.9 million was used as of September 30, 2005.

We have an unused $600.0 million senior revolving credit facility that expires on May 27, 2010. The facility may be used for general corporate purposes, including financing working capital, and also as credit support for our commercial paper program. Up to the equivalent of $250 million of the facility is available for multi-currency loans. The interest rate on borrowings under the credit facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or 1/2% plus the Federal funds rate. The credit facility has an annual fee of $0.4 million, payable quarterly, based on our current credit ratings. As of September 30, 2005, we were in compliance with all related financial and other restrictive covenants, including limitations on indebtedness and liens.

On June 28, 2005, we received a notice of exercise of the put right from the holder of the remaining $68.4 million of the 2015 Preferred Stock. In accordance with the terms of the preferred stock, we redeemed the remaining shares and paid the accrued dividends thereon, on October 26, 2005.

Our business is seasonal in nature and, accordingly, our working capital needs vary. From time to time, we may enter into investing and financing transactions that require additional funding. To the extent that these needs exceed cash from operations, we could, subject to market conditions, issue commercial paper, issue long-term debt securities or borrow under the revolving credit facility.

Total debt as a percent of total capitalization was 29% at September 30, 2005 and 30% at June 30, 2005.

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

Cash Flows
Net cash used for operating activities from continuing operations was $61.6 million during the three months ended September 30, 2005 as compared with net cash used of $98.3 million in the prior period. The improvement in cash flows used for operating activities primarily reflected collections of certain domestic accounts receivable early in the fiscal quarter. This improvement in cash flows used for operating activities as compared with the prior period was partially offset by lower net earnings. Use of operating cash in the first fiscal quarter reflects the seasonality in our business.

Net cash used for investing activities was $45.4 million during the three months ended September 30, 2005 compared with $43.0 million in the prior period. For both periods the use of cash primarily reflected capital expenditures, which were higher during the current period.

Net cash used for financing activities was $53.3 million during the three months ended September 30, 2005 compared to net cash used for financing activities of $83.6 million in the prior period. This change from the prior period primarily reflected an increase in proceeds from the exercise of stock options and less cash used for share repurchases than in the same period a year ago.

Dividends
Total dividends declared for the three months ended September 30, 2005 and 2004 represented dividends on the 2015 Preferred Stock of $0.4 million and $0.2 million, respectively. These dividends have been characterized as interest expense in the accompanying consolidated statements of earnings for the three months ended September 30, 2005 and 2004.

Share Repurchase Program
We are authorized by the Board of Directors to repurchase up to 48.0 million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. As of September 30, 2005, the cumulative total of acquired shares pursuant to the authorization was 29.3 million, reducing the remaining authorized share repurchase balance to
18.7 million. During the first three months of fiscal 2006, we purchased approximately 1.9 million shares for $71.1 million as outlined in the following table:



                                                                      Total Number of          Maximum Number of
                                                                    Shares Purchased as         Shares that May
                         Total Number of       Average Price          Part of Publicly         Yet Be Purchased
             Period      Shares Purchased      Paid Per Share       Announced Program(1)       Under the Program
-------------------     ------------------    -----------------    -----------------------    --------------------
          July 2005                      -                    -                          -              20,607,900
        August 2005                      -                    -                          -              20,607,900
     September 2005              1,919,700                37.04                  1,919,700              18,688,200
                        ------------------                         -----------------------
       Year-to-date              1,919,700                37.04                  1,919,700              18,688,200
                        ==================                         =======================

(1) The publicly announced repurchase program was last increased by 20.0 million shares on May 18, 2005. The initial program covering the repurchase of 8.0 million shares was announced in September 1998 and increased by 10.0 million shares on both May 11, 2004 and October 30, 2002. In early October 2005, we purchased an additional 3.7 million shares for $130.5 million, bringing the cumulative total of acquired shares to 33.0 million.

Commitments and Contingencies
There have been no significant changes to our commitments and contingencies as discussed in our Annual Report on Form 10-K for the year ended June 30, 2005.

Contractual Obligations
There have been no significant changes to our contractual obligations as discussed in our Annual Report on Form 10-K for the year ended June 30, 2005.

                         THE ESTEE LAUDER COMPANIES INC.

Derivative Financial Instruments and Hedging Activities
There have been no significant changes to our derivative financial instruments and hedging activities as discussed in our Annual Report on Form 10-K for the year ended June 30, 2005.

Foreign Exchange Risk Management
We enter into forward exchange contracts to hedge anticipated transactions as well as receivables and payables denominated in foreign currencies for periods consistent with our identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on our costs and on the cash flows that we receive from foreign subsidiaries. Almost all foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions rated as strong investment grade by a major rating agency. We also enter into foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. The forward exchange contracts and foreign currency options entered into to hedge anticipated transactions have been designated as cash-flow hedges. As of September 30, 2005, these cash-flow hedges were highly effective,in all material respects.

As a matter of policy, we only enter into contracts with counterparties that have at least an "A" (or equivalent) credit rating. The counterparties to these contracts are major financial institutions. We do not have significant exposure to any one counterparty. Our exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss under these hedging contracts is remote and in any event would not be material to the consolidated financial results. The contracts have varying maturities through the end of June 2006. Costs associated with entering into such contracts have not been material to our consolidated financial results. We do not utilize derivative financial instruments for trading or speculative purposes. At September 30, 2005, we had foreign currency contracts in the form of forward exchange contracts and option contracts in the amount of $661.3 million and $98.5 million, respectively. The foreign currencies included in forward exchange contracts (notional value stated in U.S. dollars) are principally the Euro ($153.5 million), Swiss franc ($120.8 million), British pound ($117.4 million), Canadian dollar ($82.9 million) and Australian dollar ($40.8 million). The foreign currencies included in the option contracts (notional value stated in U.S. dollars) are principally the Japanese yen ($26.5 million), Euro ($21.5 million), South Korean won ($19.7 million), and Swiss franc ($15.6 million).

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

We have an interest rate swap agreement with a notional amount of $250.0 million to effectively convert fixed interest on the existing $250.0 million 6% Senior Notes to variable interest rates based on LIBOR. We designated the swap as a fair-value hedge. As of September 30, 2005, the fair-value hedge was highly effective, in all material respects.

Market Risk
Using the value-at-risk model, as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, our average value-at-risk, calculated for the most recent twelve months, is $5.9 million related to our foreign exchange contracts. As of September 30, 2005, our average value-at-risk related to our interest rate contracts for the twelve month period for which these contracts were outstanding was $9.8 million. There have been no significant changes in market risk since June 30, 2005 that would have a material effect on our calculated value-at-risk exposure, as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

Off-Balance Sheet Arrangements
We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

                         THE ESTEE LAUDER COMPANIES INC.

CRITICAL ACCOUNTING POLICIES

As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. Our most critical accounting policies relate to revenue recognition, concentration of credit risk, inventory, pension and other postretirement benefit costs, goodwill and other intangible assets, income taxes and derivatives. Since June 30, 2005, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

With the adoption of SFAS No. 123(R) on July 1, 2005, the Company is required to record the fair value of stock-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which makes them critical accounting estimates.

We use an expected stock-price volatility assumption that is a combination of both current and historical implied volatilities of the underlying stock which is obtained from public data sources. This approach is a good predictor of future realized and implied volatilities and is directly relevant for valuing stock options. For stock option grants issued during the three months ended September 30, 2005, we used a weighted-average expected stock-price volatility of 23% based upon the implied volatility at the time of issuance.

With regard to the weighted-average option life assumption, we consider the exercise behavior of past grants and model the pattern of aggregate exercises. Patterns are determined on specific criteria of the aggregate pool of optionees including the reaction to vesting, realizable value, long-run exercise propensity, pent-up demand, stock run-up effect and short-time-to-maturity effect. For stock option grants issued during the three months ended September 30, 2005, we used a weighted-average expected option life assumption of 8 years.

While we believe the above critical estimates are based on outcomes that are reasonably likely to occur, if we were to increase or decrease the expected option life by 1 year and simultaneously increase or decrease the expected volatility by 100 basis points, recognized compensation expense would have changed approximately $1.0 million in either direction for the three months ended September 30, 2005.

                         THE ESTEE LAUDER COMPANIES INC.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. FAS 123(R)-1, "Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R)," to defer the requirement of SFAS No. 123(R), "Share-Based Payment," that a freestanding financial instrument originally subject to SFAS No. 123(R) becomes subject to the recognition and measurement requirements of other applicable GAAP when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. The rights under stock-based payment awards issued to our employees are all dependent on the recipient being an employee of the Company. Therefore, this FSP currently does not have an impact on our consolidated financial statements and the measurement of stock-based compensation in accordance with SFAS No. 123(R).

In October 2005, the FASB issued FSP No. FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period" ("FSP No. 13-1"), to give guidance to a lessee on determining whether rental costs associated with operating leases may be capitalized during a construction period. Specifically, the FSP stipulates that such costs shall be (a) recognized as rental expense, (b) included in income from continuing operations, and (c) allocated over the lease term according to the guidance in SFAS No. 13, "Accounting for Leases," and FASB Technical Bulletin No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases." The guidance in FSP No. FAS 13-1 is effective for the first reporting period beginning after December 15, 2005, with early adoption permitted for financial statements or interim financial statements that have not yet been issued. We already account for such rental costs in accordance with FSP No. 13-1; therefore the issuance of this FSP will not have an additional impact on our consolidated financial statements.

In October 2005, the FASB issued FSP No. FAS 123 (R)-2, "Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)," to provide guidance on determining the grant date for an award as defined in SFAS No. 123(R). This FSP stipulates that assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award's approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant, and
(b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. We have applied the principles set forth in this FSP upon our adoption of SFAS No. 123(R).

                         THE ESTEE LAUDER COMPANIES INC.

FORWARD-LOOKING INFORMATION

We and our representatives from time to time make written or oral forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission, in our press releases and in our reports to stockholders. The words and phrases "will likely result," "expect," "believe," "planned," "may," "should," "could," "anticipate," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, our expectations regarding sales, earnings or other future financial performance and liquidity, product introductions, entry into new geographic regions, information systems initiatives, new methods of sale and future operations or operating results. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, actual results may differ materially from our expectations. Factors that could cause actual results to differ from expectations include, without limitation:

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

         (9) shipment delays, depletion of inventory and increased production costs resulting from disruptions of operations at any of the facilities that manufacture nearly all of our supply of a particular type of product (i.e., focus factories) or at our distribution or inventory centers;

         (10) real estate rates and availability, which may affect our ability to increase the number of retail locations at which we sell our products and the costs associated with our other facilities;

         (11) changes in product mix to products which are less profitable;

         (12) our ability to acquire, develop or implement new information and distribution technologies, on a timely basis and within our cost estimates;

         (13) our ability to capitalize on opportunities for improved efficiency, such as publicly-announced cost-savings initiatives and the disposition of Stila, and to integrate acquired businesses and realize value therefrom;

                         THE ESTEE LAUDER COMPANIES INC.

         (14) consequences attributable to the events that are currently taking place in the Middle East, including terrorist attacks, retaliation and the threat of further attacks or retaliation;

         (15) the impact of repatriating certain of our foreign earnings to the United States in connection with The American Jobs Creation Act of 2004; and

         (16) additional factors as described in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

We assume no responsibility to update forward-looking statements made herein or otherwise.


Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is set forth in Item 2 of this Quarterly Report on Form 10-Q under the caption "Liquidity and Capital Resources - Market Risk" and is incorporated herein by reference.

Item 4. Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2005 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

As part of our global distribution strategy to establish regional inventory centers, we have migrated certain storage and distribution activities to a third party in Europe and implemented new warehousing systems in our Belgium facility. In connection with these changes, we have updated our internal controls over financial reporting. Except as noted in the previous sentence, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                         THE ESTEE LAUDER COMPANIES INC.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved, from time to time, in litigation and other legal proceedings incidental to our business. Management believes that the outcome of current litigation and legal proceedings will not have a material adverse effect upon our results of operations or financial condition. However, management's assessment of our current litigation and other legal proceedings could change in light of the discovery of facts with respect to legal actions or other proceedings pending against us not presently known to us or determinations by judges, juries or other finders of fact which are not in accord with management's evaluation of the possible liability or outcome of such litigation or proceedings.

On March 30, 2005, the United States District Court for the Northern District of California entered into a Final Judgment approving the settlement agreement we entered into in July 2003, with the plaintiffs, the other Manufacturer Defendants (as defined below) and the Department Store Defendants (as defined below) in a consolidated class action lawsuit that had been pending in the Superior Court of the State of California in Marin County since 1998. On April 29, 2005, notices of appeal were filed by representatives of two members of the purported class of consumers. If the appeal is resolved satisfactorily, the Final Judgment will result in the plaintiffs' claims being dismissed, with prejudice, in their entirety in both the Federal and California actions. There has been no finding or admission of any wrongdoing by us in this lawsuit. We entered into the settlement agreement solely to avoid protracted and costly litigation. In connection with the settlement agreement, the defendants, including the Company, will provide consumers with certain free products and pay the plaintiffs' attorneys' fees. To meet its obligations under the settlement, we took a special pre-tax charge of $22.0 million, or $13.5 million after-tax, equal to $.06 per diluted common share in the fourth quarter of fiscal 2003. At September 30, 2005, the remaining accrual balance was $17.2 million. The charge did not have a material adverse effect on our consolidated financial condition. In the Federal action, the plaintiffs, purporting to represent a class of all U.S. residents who purchased prestige cosmetics products at retail for personal use from eight department stores groups that sold such products in the United States (the "Department Store Defendants"), alleged that the Department Store Defendants, the Company and eight other manufacturers of cosmetics (the "Manufacturer Defendants") conspired to fix and maintain retail prices and to limit the supply of prestige cosmetics products sold by the Department Store Defendants in violation of state and Federal laws. The plaintiffs sought, among other things, treble damages, equitable relief, attorneys' fees, interest and costs.

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

                         THE ESTEE LAUDER COMPANIES INC.

                           PART II. OTHER INFORMATION


In October 2005, we received a favorable decision from the Portuguese Tax Administration on the opposition our subsidiary filed in March 2005 to the notice of assessment it received in December 2004. We expect similar decisions in respect of the assessments received by the subsidiary in May 2005. The assessments related to income for the three calendar years ended December 31, 2002 of our subsidiary, which has been operating in the Madeira Free Trade Zone since 1989 under license from the Madeira Development Corporation. On December 20, 2004, the subsidiary received a notice of assessment from the Portuguese Tax Administration solely in respect of the calendar year ended December 31, 2000. The assessment, which included interest, amounted to 27.7 million Euros. At the end of March 2005, the subsidiary filed an opposition to the assessment, which was accepted by the Tax Administration in October 2005. On May 17 and 18, 2005, the subsidiary received notices of assessment from the Portuguese Tax Administration in respect of the calendar years ended December 31, 2001 and 2002. The assessments are for 21.6 million Euros and 22.4 million Euros, respectively, to which the subsidiary filed oppositions in July 2005. In April 2004, the subsidiary filed an appeal of a report issued by the Portuguese Tax Authorities in January 2004 related to the matter with the Portuguese Secretary of State for Fiscal Matters. The appeal is still pending. While no assurance can be given as to the ultimate outcome in respect of the two remaining assessments or any additional assessments that may be issued for subsequent periods, management believes that the likelihood that the assessment or any future assessments ultimately will be upheld is remote.

In September 2005, the Superior Court of California for the County of San Diego dismissed, with leave to replead, all of the plaintiff's claims in a matter originally brought in December 2004 by the plaintiff purporting to represent a nationwide class. Prior to the dismissal, the complaint, as amended, named two of our subsidiaries and approximately 25 other defendants, including manufacturers and retailers. The plaintiff sought injunctive relief, restitution, and general, special and punitive damages for alleged violations of the California Unfair Competition Law, the California False Advertising Law, and for negligent and intentional misrepresentation. The purported class includes individuals "who have purchased skin care products from defendants that have been falsely advertised to have an 'anti-aging' or youth inducing benefit or effect." In October 2005, the plaintiff filed a second amended complaint which states the same allegations and requests for relief, but only names one of our subsidiaries and two retailers as defendants. We intend to continue to defend ourselves vigorously. While no assurance can be given as to the ultimate outcome, management believes that the resolution of this lawsuit will not have a material adverse effect on our consolidated financial condition.

In June 2005, an action was filed in the United States District Court for the Southern District of Florida against one of our subsidiaries. Two of our department store customers were added as defendants in an amended complaint filed in August 2005. The plaintiff, purporting to represent a nationwide class of individuals "who have purchased skin care products from Defendant that have been falsely advertised to have an 'anti-aging' or youth-inducing benefit or effect," seeks injunctive relief as well as compensatory and punitive damages for alleged breach of express and implied warranties, negligent misrepresentation, and false advertising and unfair business practices. In September 2005, we moved to dismiss the complaint. While no assurance can be given as to the ultimate outcome, management believes that the resolution of this lawsuit will not have a material adverse effect on our consolidated financial condition.

                         THE ESTEE LAUDER COMPANIES INC.

                           PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

Shares of Class B Common Stock may be converted immediately into Class A Common Stock on a one-for-one basis by the holder and are automatically converted into Class A Common Stock on a one-for-one basis upon transfer to a person or entity that is not a "Permitted Transferee" or soon after a record date for a meeting of stockholders where the outstanding Class B Common Stock constitutes less than 10% of the outstanding shares of Common Stock of the Company. There is no cash or other consideration paid by the holder converting the shares and, accordingly, there is no cash or other consideration received by the Company. The shares of Class A Common Stock issued by the Company in such conversions are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof.

During the three months ended September 30, 2005, the holders set forth in the table converted shares of Class B Common Stock into Class A Common Stock on the dates set forth in the table below:

  Stockholder That Converted Class B                                                     Number of Shares Converted/
 Common Stock to Class A Common Stock                Date of Conversion                           Received
---------------------------------------       ---------------------------------       --------------------------------
Ronald S. Lauder                                                    08/02/2005                                315,000
Lauder & Sons L.P.                                                  08/18/2005                                750,000
The RSL Article VII 2002 Trust                                      09/07/2005                                475,000
Ronald S. Lauder                                                    09/13/2005                                 50,000

Share Repurchase Program

Information required by this item is set forth in Part I Item 2 of this Quarterly Report on Form 10-Q under the caption "Liquidity and Capital Resources Share Repurchase Program" and is incorporated herein by reference.

Item 6. Exhibits.

     Exhibit
      Number                             Description
      ------                             -----------
       10.1 Form of Performance Share Unit Award Agreement Under The Estee Lauder Companies Inc. Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (attached as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on September 28,
              2005). *+
       10.2 Form of Restricted Stock Unit Agreement Under The Estee Lauder Companies Inc. Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (attached as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on September 28, 2005). *+
       31.1   Certification pursuant to Rule 13a-14(a) (CEO).
       31.2   Certification pursuant to Rule 13a-14(a) (CFO).
       32.1 Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)
       32.2 Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

_________________

* Incorporated herein by reference.
+ Exhibit is a management contract or compensatory plan or arrangement.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              THE ESTEE LAUDER COMPANIES INC.



Date:  October 26, 2005                       By:    /s/Richard W. Kunes
                                                  ---------------------------
                                                        Richard W. Kunes
                                                    Executive Vice President
                                                  and Chief Financial Officer
                                                    (Principal Financial and
                                                       Accounting Officer)

                         THE ESTEE LAUDER COMPANIES INC.

                                INDEX TO EXHIBITS


     Exhibit
     Number                         Description
     ------                         -----------
       10.1 Form of Performance Share Unit Award Agreement Under The Estee Lauder Companies Inc. Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (attached as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on September 28,
             2005). *+
       10.2 Form of Restricted Stock Unit Agreement Under The Estee Lauder Companies Inc. Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (attached as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on September 28, 2005). *+
       31.1  Certification pursuant to Rule 13a-14(a) (CEO).
       31.2  Certification pursuant to Rule 13a-14(a) (CFO).
       32.1 Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO).(furnished)
       32.2 Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO).(furnished)

_________________

* Incorporated herein by reference.
+ Exhibit is a management contract or compensatory plan or arrangement.