Form 10-Q
period 2005-12-31
ESTEE LAUDER COMPANIES INC
filed 2006-01-26
CIK 1001250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q


     (Mark One)
            X  Quarterly Report Pursuant to Section 13 or 15(d) of the
            -
               Securities Exchange Act of 1934

            _  For the quarterly period ended December 31, 2005

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


                                  212-572-4200
              (Registrant's telephone number, including area code)

                                 Not Applicable
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No
    -     -

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer X     Accelerated filer     Non-accelerated filer
                        -                      -                         -

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    No X
    -     -

At January 23, 2006, 126,983,726 shares of the registrant's Class A Common Stock, $.01 par value, and 85,800,901 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding.

                         THE ESTEE LAUDER COMPANIES INC.

                                      Index
                                                                            Page
                                                                            ----

Part I.  Financial Information

Item 1.  Financial Statements

          Consolidated Statements of Earnings --
                   Three and Six Months Ended December 31, 2005 and 2004      2

          Consolidated Balance Sheets --
                   December 31, 2005 and June 30, 2005                        3

          Consolidated Statements of Cash Flows --
                   Six Months Ended December 31, 2005 and 2004                4

          Notes to Consolidated Financial Statements                          5

Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations             18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          32

Item 4.  Controls and Procedures                                             32

Part II. Other Information

Item 1.  Legal Proceedings                                                   33

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         35

Item 4.  Submission of Matters to a Vote of Security Holders                 35

Item 6.  Exhibits                                                            36

Signatures                                                                   37

                         THE ESTEE LAUDER COMPANIES INC.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                    Three Months Ended          Six Months Ended
                                                        December 31                December 31
                                                   ----------------------    ------------------------

                                                     2005         2004          2005          2004
                                                   ---------    ---------    ----------    ----------
                                                         (In millions, except per share data)

Net Sales                                          $ 1,783.9    $ 1,736.3    $  3,281.0     $ 3,226.6
Cost of Sales                                          458.5        443.9         878.0         851.6
                                                   ---------    ---------    ----------    ----------

Gross Profit                                         1,325.4      1,292.4       2,403.0       2,375.0
                                                   ---------    ---------    ----------    ----------

Operating expenses:
   Selling, general and administrative               1,073.1      1,059.7       2,045.6       1,986.0
   Cost savings initiative                               1.6            -           1.6             -
                                                   ---------    ---------    ----------    ----------
                                                     1,074.7      1,059.7       2,047.2       1,986.0
                                                   ---------    ---------    ----------    ----------

Operating Income                                       250.7        232.7         355.8         389.0

Interest expense, net                                    6.9          3.3          12.5           7.4
                                                   ---------    ---------    ----------    ----------
Earnings before Income Taxes, Minority
    Interest and Discontinued Operations               243.8        229.4         343.3         381.6

Provision for income taxes                              90.2         86.3         126.0         142.6
Minority interest, net of tax                           (3.2)        (3.4)         (5.1)         (3.6)
                                                   ---------    ---------    ----------    ----------
Net Earnings from Continuing Operations                150.4        139.7         212.2         235.4

Discontinued operations, net of tax                    (68.7)        (1.4)        (72.0)         (2.1)
                                                   ---------    ---------    ----------    ----------
Net Earnings                                       $    81.7    $   138.3    $    140.2    $    233.3
                                                   =========    =========    ==========    ==========


Basic net earnings per common share:
   Net earnings from continuing operations         $     .70    $     .62    $      .97    $     1.04
   Discontinued operations, net of tax                  (.32)        (.01)         (.33)         (.01)
                                                   ---------    ---------    ----------    ----------
   Net earnings                                    $     .38    $     .61    $      .64    $     1.03
                                                   =========    =========    ==========    ==========

Diluted net earnings per common share:
   Net earnings from continuing operations         $     .70    $     .61    $      .97    $     1.02
   Discontinued operations, net of tax                  (.32)        (.01)         (.33)         (.01)
                                                   ---------    ---------    ----------    ----------
   Net earnings                                    $     .38    $     .60    $      .64    $     1.01
                                                   =========    =========    ==========    ==========

Weighted average common shares outstanding:
   Basic                                               214.7        225.6         217.7         226.4
   Diluted                                             216.6        229.2         220.1         230.2




                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                  December 31          June 30
                                                                                     2005               2005
                                                                               -----------------   ----------------
                                                                                  (Unaudited)
                                                                                          ($ in millions)
                                    ASSETS
Current Assets
Cash and cash equivalents                                                      $          370.3    $         553.3
Accounts receivable, net                                                                  832.3              776.6
Inventory and promotional merchandise, net                                                726.6              768.3
Prepaid expenses and other current assets                                                 227.6              204.4
Assets held for sale                                                                       44.8                  -
                                                                               ----------------    ---------------
     Total current assets                                                               2,201.6            2,302.6
                                                                               ----------------    ---------------

Property, Plant and Equipment, net                                                        693.2              694.2
                                                                               ----------------    ---------------

Other Assets
Investments, at cost or market value                                                       11.4               12.3
Goodwill                                                                                  633.1              720.6
Other intangible assets, net                                                               73.1               71.8
Other assets, net                                                                          88.6               84.3
                                                                               ----------------    ---------------
     Total other assets                                                                   806.2              889.0
                                                                               ----------------    ---------------
        Total assets                                                           $        3,701.0    $       3,885.8
                                                                               ================    ===============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term debt                                                                $          209.6    $         263.6
Accounts payable                                                                          244.6              249.4
Accrued income taxes                                                                      148.0              109.9
Other accrued liabilities                                                                 923.7              874.8
Liabilities related to assets held for sale                                                 4.8                  -
                                                                               ----------------    ---------------
     Total current liabilities                                                          1,530.7            1,497.7
                                                                               ----------------    ---------------

Noncurrent Liabilities
Long-term debt                                                                            441.6              451.1
Other noncurrent liabilities                                                              222.2              228.4
                                                                               ----------------    ---------------
     Total noncurrent liabilities                                                         663.8              679.5
                                                                               ----------------    ---------------

Minority Interest                                                                          18.9               15.8
                                                                               ----------------    ---------------

Stockholders' Equity
Common stock, $.01 par value; 650,000,000 shares Class A authorized; shares issued: 162,927,202 at December 31, 2005 and 159,837,545 at June 30, 2005;
    240,000,000 shares Class B authorized; shares issued and outstanding:
    85,800,901 at December 31, 2005 and 87,640,901 at June 30, 2005                         2.5                2.5
Paid-in capital                                                                           523.9              465.2
Retained earnings                                                                       2,257.9            2,203.2
Accumulated other comprehensive income                                                     (3.6)               9.4
                                                                               ----------------    ---------------
                                                                                        2,780.7            2,680.3
Less: Treasury stock, at cost; 35,945,026 Class A shares at
    December 31, 2005 and 27,174,160 Class A shares at June 30, 2005                   (1,293.1)            (987.5)
                                                                               ----------------    ---------------
     Total stockholders' equity                                                         1,487.6            1,692.8
                                                                               ----------------    ---------------
         Total liabilities and stockholders' equity                            $        3,701.0    $       3,885.8
                                                                               ================    ===============


                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       Six Months Ended
                                                                                          December 31
                                                                              ------------------------------------


                                                                                  2005                   2004
                                                                              -------------         --------------
                                                                                         (In millions)
Cash Flows from Operating Activities
 Net earnings                                                                 $       140.2         $        233.3
   Adjustments to reconcile net earnings to net cash flows provided by operating activities from continuing operations:
     Depreciation and amortization                                                     97.1                   94.5
     Deferred income taxes                                                            (18.6)                  22.1
     Minority interest, net of tax                                                      5.1                    3.6
     Non-cash stock compensation                                                       23.7                   (1.3)
     Excess tax benefits from stock-based compensation arrangements                    (4.9)                     -
     Loss on disposal of fixed assets                                                   2.7                    6.2
     Discontinued operations, net of tax                                               72.0                      -
     Other non-cash items                                                               0.4                    0.5
   Changes in operating assets and liabilities
     Increase in accounts receivable, net                                             (76.0)                (128.6)
     Decrease (increase) in inventory and promotional merchandise, net                 23.8                  (15.1)
     Increase in other assets, net                                                    (22.2)                  (6.4)
     Increase (decrease) in accounts payable                                           (1.1)                   9.3
     Increase in accrued income taxes                                                  47.8                   34.3
     Increase in other accrued liabilities                                             85.6                   47.4
     Increase in other noncurrent liabilities                                          13.1                    4.8
                                                                              -------------         --------------
     Net cash flows provided by operating activities of continuing operations
                                                                                      388.7                  304.6
                                                                              -------------         --------------
Cash Flows from Investing Activities
   Capital expenditures                                                              (104.0)                (110.0)
   Acquisition of businesses, net of cash acquired                                    (46.5)                  (4.6)
   Proceeds from disposition of long-term investments                                   0.5                      -
   Purchases of long-term investments                                                  (0.1)                  (0.3)
                                                                              -------------         --------------
     Net cash flows used for investing activities of continuing operations           (150.1)                (114.9)
                                                                              -------------         --------------

Cash Flows from Financing Activities
   Increase in short-term debt, net                                                    16.0                    5.6
   Repayments and redemptions of long-term debt                                       (69.9)                     -
   Net proceeds from stock-based compensation transactions                             27.1                   41.7
   Excess tax benefits from stock-based compensation arrangements                       4.9                      -
   Payments to acquire treasury stock                                                (305.8)                (187.7)
   Dividends paid to stockholders                                                     (85.4)                 (90.1)
   Distributions made to minority holders of consolidated subsidiaries                 (1.6)                  (3.0)
                                                                              -------------         --------------
     Net cash flows used for financing activities of continuing operations           (414.7)                (233.5)
                                                                              -------------         --------------

Effect of Exchange Rate Changes on Cash and Cash Equivalents                           (2.0)                  10.5
                                                                              -------------         --------------
Cash Flows used for Discontinued Operations                                            (4.9)                  (0.4)
                                                                              -------------         --------------

   Net Decrease in Cash and Cash Equivalents                                         (183.0)                 (33.7)
   Cash and Cash Equivalents at Beginning of Period                                   553.3                  611.6
                                                                              -------------         --------------
   Cash and Cash Equivalents at End of Period                                 $       370.3         $        577.9
                                                                              =============         ==============

                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of The Estee Lauder Companies Inc. and its subsidiaries (collectively, the "Company") as continuing operations, with the exception of the operating results of its reporting unit that markets and sells Stila brand products, which have been reflected as discontinued operations for the three and six-month periods ended December 31, 2005 and 2004. All significant intercompany balances and transactions have been eliminated.

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

Net Earnings Per Common Share

For the three and six-month periods ended December 31, 2005 and 2004, net earnings per common share ("basic EPS") is computed by dividing net earnings by the weighted-average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions). Net earnings per common share assuming dilution ("diluted EPS") is computed by reflecting potential dilution from stock-based awards.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

                                                                     Three Months Ended        Six Months Ended
                                                                        December 31               December 31
                                                                   ---------------------     ---------------------

                                                                      2005        2004          2005       2004
                                                                   ---------    ---------    ---------   ---------
                                                                                   (Unaudited)
                                                                         (In millions, except per share data)
Numerator:
Net earnings from continuing operations                            $   150.4    $   139.7    $   212.2   $   235.4
Discontinued operations, net of tax                                    (68.7)        (1.4)       (72.0)       (2.1)
                                                                   ---------    ---------    ---------   ---------
Net earnings                                                       $    81.7    $   138.3    $   140.2   $   233.3
                                                                   =========    =========    =========   =========

Denominator:
Weighted average common shares outstanding - Basic                     214.7        225.6        217.7       226.4
Effect of dilutive securities: Stock options and
 restricted share units                                                  1.9          3.6          2.4         3.8
                                                                   ---------    ---------    ---------   ---------
Weighted average common shares outstanding - Diluted                   216.6        229.2        220.1       230.2
                                                                   =========    =========    =========   =========


Basic net earnings per common share:
Net earnings from continuing operations                            $     .70    $     .62    $     .97   $    1.04
Discontinued operations, net of tax                                     (.32)        (.01)        (.33)       (.01)
                                                                   ---------    ---------    ---------   ---------
Net earnings                                                       $     .38    $     .61    $     .64   $    1.03
                                                                   =========    =========    =========   =========

Diluted net earnings per common share:
Net earnings from continuing operations                            $     .70    $     .61    $     .97   $    1.02
Discontinued operations, net of tax                                     (.32)        (.01)        (.33)       (.01)
                                                                   ---------    ---------    ---------   ---------
Net earnings                                                       $     .38    $     .60    $     .64   $    1.01
                                                                   =========    =========    =========   =========

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2005 and 2004, outstanding options to purchase 17.1 million and 6.8 million shares, respectively, of Class A Common Stock were not included in the computation of diluted EPS because the exercise prices of those options were greater than the average market price of the common stock and their inclusion would be anti-dilutive.

Stock-Based Compensation

As of December 31, 2005, the Company had established a number of share incentive programs as discussed in more detail in Note 3. Prior to fiscal 2006, the Company applied the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense was recognized if the exercise price of the Company's employee stock options equaled the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost was recognized in the accompanying consolidated statements of earnings prior to fiscal year 2006 on stock options granted to employees, since all options granted under the Company's share incentive programs had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"). This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and supersedes APB No. 25. SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosures in prior periods. SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. For the six months ended December 31, 2005, this new treatment resulted in cash flows from financing activities of $4.9 million, which reduced cash flows from operating activities by the same amount.

Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information for the six months ended December 31, 2005 and 2004 was as follows:

                                                                                2005                      2004
                                                                           --------------            --------------

                                                                                          (Unaudited)
                                                                                         (In millions)

Cash paid during the period for interest                                   $         17.9            $         10.6
                                                                           ==============            ==============
Cash paid during the period for income taxes                               $         86.6            $         85.1
                                                                           ==============            ==============
Incremental tax benefit from the exercise of stock options                 $          2.9            $         18.4
                                                                           ==============            ==============
Liability associated with acquisition of business                          $            -            $          7.7
                                                                           ==============            ==============
Capital lease obligations incurred                                         $          0.2            $            -
                                                                           ==============            ==============
Accrued dividend equivalents                                               $          0.1            $            -
                                                                           ==============            ==============

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions of $29.8 million and $28.9 million as of December 31, 2005 and June 30, 2005, respectively.

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


                                                                             December 31               June 30
                                                                                2005                    2005
                                                                            -------------          -------------
                                                                             (Unaudited)
                                                                                         (In millions)
Inventory and promotional merchandise consists of:
   Raw materials                                                            $       133.3          $       149.9
   Work in process                                                                   35.7                   43.2
   Finished goods                                                                   388.6                  403.4
   Promotional merchandise                                                          169.0                  171.8
                                                                            -------------          -------------
                                                                            $       726.6          $       768.3
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

                                                                             December 31             June 30
                                                                                2005                   2005
                                                                            -------------          -------------

                                                                             (Unaudited)
                                                                                         (In millions)
Assets (Useful Life)
   Land                                                                     $        13.6          $        13.6
   Buildings and improvements (10 to 40 years)                                      158.3                  160.8
   Machinery and equipment (3 to 10 years)                                          760.6                  721.2
   Furniture and fixtures (5 to 10 years)                                           109.4                  109.1
   Leasehold improvements                                                           741.9                  703.9
                                                                            -------------          -------------
                                                                                  1,783.8                1,708.6
   Less accumulated depreciation and amortization                                 1,090.6                1,014.4
                                                                            -------------          -------------
                                                                            $       693.2          $       694.2
                                                                            =============          =============

Depreciation and amortization of property, plant and equipment was $47.4 million and $44.8 million during the three months ended December 31, 2005 and 2004, respectively, and $92.7 million and $88.9 million during the six months ended December 31, 2005 and 2004, respectively. Depreciation and amortization related to our manufacturing process is included in cost of sales and all other depreciation and amortization is included in selling, general and administrative expenses in the accompanying consolidated statements of earnings.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Other Intangible Assets

During the quarter ended December 31, 2005, the Company acquired a business engaged in the wholesale distribution and retail sale of Aveda products resulting in an increase to goodwill of $5.7 million. In addition, the Company settled its obligation, recorded as goodwill at June 30, 2005, related to an earn-out provision in the Company's fiscal 2000 acquisition of Jo Malone Limited.

Repayments of Debt

During the quarter ended December 31, 2005, the Company redeemed the remaining $68.4 million of the 2015 Preferred Stock.

Operating Leases

The Company recognizes rent expense from operating leases with periods of free rent and scheduled rent increases on a straight-line basis over the applicable lease term. The Company considers lease renewals in the useful life of its leasehold improvements when such renewals are reasonably assured. From time to time, the Company may receive capital improvement funding from its lessors. These amounts are recorded as deferred liabilities and amortized over the remaining lease term as a reduction of rent expense.

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

The components of net periodic benefit cost for the three months ended December 31, 2005 and 2004 consisted of the following:

                                                                                                  Other than
                                                      Pension Plans                             Pension Plans
                                  -----------------------------------------------------     -----------------------
                                            U.S.                     International              Postretirement
                                  ------------------------     ------------------------     -----------------------


                                     2005          2004           2005          2004           2005          2004
                                  ---------     ----------     ---------     ----------     ---------     ---------
(Unaudited)
(In millions)
Service cost, net                 $     5.4     $      4.8     $     3.0     $      2.9     $     1.1     $     0.8
Interest cost                           5.3            5.3           2.4            2.5           1.3           1.0
Expected return on plan
   assets                              (6.2)          (6.0)         (2.8)          (2.8)            -             -
Amortization of:
   Prior service cost                   0.2            0.1           0.1            0.1             -             -
   Actuarial loss                       1.5            1.2           2.0            1.0           0.3             -
   Settlements and curtailments           -              -             -              -             -             -
                                  ---------     ----------     ---------     ----------     ---------     ---------
Net periodic benefit cost         $     6.2     $      5.4     $     4.7     $      3.7     $     2.7     $     1.8
                                  =========     ==========     =========     ==========     =========     =========

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic benefit cost for the six months ended December 31, 2005 and 2004 consisted of the following:

                                                                                                  Other than
                                                      Pension Plans                             Pension Plans
                                  ----------------------------------------------------     -----------------------
                                            U.S.                     International              Postretirement
                                  ------------------------     -----------------------     -----------------------


                                    2005           2004          2005          2004          2005          2004
                                  ---------      ---------     ---------     ---------     ---------     ---------
(Unaudited)
(In millions)
Service cost, net                 $    10.8      $     9.7     $     6.0     $     5.7     $     2.3     $     1.6
Interest cost                          10.6           10.6           4.9           4.9           2.5           2.0
Expected return on plan
   assets                             (12.4)         (12.0)         (5.7)         (5.5)            -             -
Amortization of:
   Prior service cost                   0.4            0.2           0.1           0.1             -             -
   Actuarial loss                       3.0            2.3           4.1           2.0           0.6             -
   Settlements and curtailments           -              -           0.2             -             -             -
                                  ---------      ---------     ---------     ---------     ---------     ---------
Net periodic benefit cost         $    12.4      $    10.8     $     9.6     $     7.2     $     5.4     $     3.6
                                  =========      =========     =========     =========     =========     =========


The Company previously disclosed in its consolidated financial statements for the fiscal year ended June 30, 2005 that it did not expect to make any cash contributions to its U.S. pension plan but expected to contribute $19.9 million to its international pension plans during the fiscal year ending June 30, 2006. As of December 31, 2005, there have not been material changes to the expected contributions for U.S. and international pension plans for the fiscal year ending June 30, 2006.

Common Stock

During the six months ended December 31, 2005, 1,840,000 shares of the Company's Class B Common Stock were converted into Class A Common Stock.

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

The Company uses an expected stock-price volatility assumption that is a combination of both current and historical implied volatilities of the underlying stock which are obtained from public data sources. This approach is a good predictor of future realized and implied volatilities and is directly relevant for valuing stock options. For stock option grants issued during the three and six months ended December 31, 2005, the Company used a weighted-average expected stock-price volatility of 23% based upon the implied volatility at the time of issuance.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

With regard to the weighted-average option life assumption, the Company considers the exercise behavior of past grants and models the pattern of aggregate exercises. Patterns are determined on specific criteria of the aggregate pool of optionees including the reaction to vesting, realizable value, long-run exercise propensity, pent-up demand, stock run-up effect and short-time-to-maturity effect. For stock option grants issued during the three and six months ended December 31,2005, the Company used a weighted-average expected option life assumption of 7 years and 8 years, respectively.

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

In November 2005, the FASB issued FSP Nos. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," to give guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other than temporary, and on measuring such impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP Nos. FAS 115-1 and FAS 124-1 will apply to reporting periods beginning after December 15, 2005, although earlier application is permitted. This FSP will not have a material impact on the Company's consolidated financial statements.

In November 2005, the FASB published FSP No. FAS 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards," to provide an alternative transition method for accounting for the tax effects of share-based payment awards to employees. The FASB learned, subsequent to adoption of SFAS No. 123(R), that a number of constituents did not have the information necessary to comply with the transition requirements of SFAS No. 123(R), and has provided an elective alternative transition method in FSP No. FAS 123(R)-3. Entities can choose to follow either the transition guidance of SFAS No. 123(R) or the alternative transition method described in FSP No. FAS 123(R)-3. The guidance in FSP No. FAS 123(R)-3 became effective upon publication. The Company has applied the principles originally set forth in SFAS No. 123(R). Therefore the guidance set forth in this FSP will not be applicable to the Company.

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

Comprehensive income and its components, net of tax, are as follows:

                                                                 Three Months Ended         Six Months Ended
                                                                    December 31               December 31
                                                               ----------------------    ----------------------

                                                                  2005         2004         2005         2004
                                                                ---------    ---------    ---------    ---------

                                                                                   (Unaudited)
                                                                                  (In millions)


Net earnings                                                    $    81.7    $   138.3    $   140.2    $   233.3
                                                                ---------    ---------    ---------    ---------
Other comprehensive income (loss):
     Net unrealized investment gain                                     -          0.3            -            -
     Net derivative instruments gain (loss)                          (0.6)        (5.6)         0.1         (6.7)
     Translation adjustments                                        (20.9)        68.0        (13.1)        76.3
                                                                ---------    ---------    ---------    ---------
     Other comprehensive income (loss)                              (21.5)        62.7        (13.0)        69.6
                                                                ---------    ---------    ---------    ---------
Comprehensive income                                            $    60.2    $   201.0    $   127.2    $   302.9
                                                                =========    =========    =========    =========

The accumulated net gain (loss) on derivative instruments consists of the following:

                                                                  Three Months Ended          Six Months Ended
                                                                     December 31                 December 31
                                                                -----------------------    -----------------------

                                                                   2005         2004         2005         2004
                                                                ---------    ---------    ---------    ---------

                                                                                   (Unaudited)
                                                                                  (In millions)


OCI-derivative instruments, beginning of period                 $    12.6    $     9.1    $    11.9    $    10.2
                                                                ---------    ---------    ---------    ---------
     Gain (loss) on derivative instruments                            2.1         12.5)         3.3        (13.8)
     Reclassification to earnings of net (gain) loss during
         the period                                                  (4.8)         4.0         (5.5)         3.7
     Benefit for deferred income taxes                                2.1          2.9          2.3          3.4
                                                                ---------    ---------    ---------    ---------

     Net derivative instruments gain (loss)                          (0.6)        (5.6)         0.1         (6.7)
                                                                ---------    ---------    ---------    ---------

OCI-derivative instruments, end of period                       $    12.0    $     3.5    $    12.0    $     3.5
                                                                =========    =========    =========    =========

Of the $12.0 million, net of tax, derivative instrument gain recorded in OCI at the end of the current period, $9.3 million, net of tax, related to the gain on the settlement of treasury lock agreements upon issuance of the Company's 5.75% Senior Notes due October 2033, which will be reclassified to earnings as an offset to interest expense over the life of the debt, and $2.7 million, net of tax, related to forward and option contracts which the Company will reclassify to earnings during the next six months.

At the end of the prior period, the $3.5 million, net of tax, derivative instrument gain recorded in OCI included $9.0 million, net of tax, related to the gain on the settlement of treasury lock agreements upon issuance of the Company's 5.75% Senior Notes due October 2033, which will be reclassified to earnings as an offset to interest expense over the life of the debt. This was offset by a $5.5 million loss, net of tax, related to forward and option contracts, which the Company reclassified to earnings during the fiscal year ended June 30, 2005.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Stock Programs

The Company has established the Fiscal 2002 Share Incentive Plan, the Fiscal 1999 Share Incentive Plan, the Fiscal 1996 Share Incentive Plan and the Non-Employee Director Share Incentive Plan (collectively, the "Plans"). The Plans provide for the issuance of 40,750,000 shares to be granted in the form of stock-based awards to key employees, consultants and non-employee directors of the Company. As of December 31, 2005, 10,925,200 shares of Class A Common Stock were reserved and available to be granted pursuant to the Plans. In addition, pursuant to executive employment agreements, the Company provides for the issuance of 11,400,000 shares to be granted in the form of stock-based awards to certain key executives. The Company has reserved 660,400 shares of its Class A Common Stock pursuant to such agreements as of December 31, 2005. The Company may satisfy the obligation of its stock based compensation awards with either new or treasury shares. The Company's stock compensation awards outstanding at December 31, 2005 include stock options, Performance Share Units ("PSU"), Restricted Stock Units ("RSU") and share units.

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of, stock options, PSUs, RSUs and share units. Compensation expense attributable to net stock-based compensation in the three months ended December 31, 2005 was $10.4 million ($6.8 million after tax, or $0.03 for both basic and diluted earnings per share). Compensation expense attributable to net stock-based compensation in the six months ended December 31, 2005 was $23.6 million ($15.5 million after tax, or $0.07 for both basic and diluted earnings per share). As of December 31, 2005, the total unrecognized compensation cost related to nonvested stock awards was $55.2 million and the related weighted-average period over which it is expected to be recognized is approximately 2.6 years.

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

The following table illustrates the effect on net earnings per common share as if the fair value method had been applied to all outstanding awards for the three and six months ended December 31, 2004:

                                                            Three Months Ended               Six Months Ended
                                                             December 31, 2004              December 31, 2004
                                                           ---------------------          ---------------------

                                                                               (Unaudited)
                                                                             ($ in millions)

Net earnings, as reported                                      $         138.3               $         233.3
Deduct: Total stock-based compensation expense
        determined under fair value method for all awards,
        net of related tax effects                                        (6.8)                        (13.5)
                                                               ---------------               ---------------
Pro forma net earnings                                         $         131.5               $         219.8
                                                               ===============               ===============

Earnings per common share:
   Net earnings per common share - Basic, as reported          $           .61               $          1.03
                                                               ===============               ===============
   Net earnings per common share - Basic, pro forma            $           .58               $           .97
                                                               ===============               ===============
   Net earnings per common share - Diluted, as reported        $           .60               $          1.01
                                                               ===============               ===============
   Net earnings per common share - Diluted, pro forma          $           .57               $           .95
                                                               ===============               ===============

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

A summary of the Company's stock option programs as of December 31, 2005 and changes during the six-month period then ended is presented below:

                                                              Weighted-           Aggregate      Weighted-Average
                                                               Average            Intrinsic      Contractual Life
                                                              Exercise             Value(1)        Remaining in
(Unaudited)(Shares in thousands)            Shares              Price           (in millions)          Years
---------------------------------------- -------------  -------------------  ------------------ -------------------

Outstanding at June 30, 2005                 27,344.7   $            38.42
   Granted at fair value                      1,569.3                34.97
   Exercised                                 (1,252.8)               21.92
   Expired                                     (127.2)               41.18
   Forfeited                                   (100.3)               37.65
                                         -------------
Outstanding at December 31, 2005             27,433.7                38.96     $          32.3                 5.2
                                         =============                       ================== ===================

Exercisable at December 31, 2005             20,132.7                39.68     $          29.3                 4.2
                                         =============                       ================== ===================

-----------------------------
(1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The exercise period for all stock options generally may not exceed ten years from the date of grant. Stock option grants to individuals generally become exercisable in three substantively equal tranches over a service period of up to four years.

The weighted-average grant date fair value of stock options granted during the three months ended December 31, 2005 and 2004 was $10.69 and $14.72, respectively. The weighted-average grant date fair value of stock options granted during the six months ended December 31, 2005 and 2004 was $11.61 and $16.47, respectively. The total intrinsic value of stock options exercised during the three months ended December 31, 2005 and 2004 was $3.0 million and $41.4 million, respectively. The total intrinsic value of stock options exercised during the six months ended December 31, 2005 and 2004 was $22.4 million and $46.0 million, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                                                              Three Months Ended
                                                                                 December 31
                                                                 ---------------------------------------------

(Unaudited)                                                             2005                     2004
------------------------------------------------------------     --------------------     --------------------
Weighted-average expected stock-price volatility                         23%                      31%
Weighted-average expected option life                                  7 years                  6 years
Average risk-free interest rate                                         4.2%                     3.8%
Average dividend yield                                                   .9%                      .9%

                                                                               Six Months Ended
                                                                                 December 31
                                                                 ---------------------------------------------
(Unaudited)                                                             2005                     2004
------------------------------------------------------------     --------------------     --------------------
Weighted-average expected stock-price volatility                         23%                      32%
Weighted-average expected option life                                  8 years                  7 years
Average risk-free interest rate                                         4.2%                     3.9%
Average dividend yield                                                   .9%                      .7%

In addition to awards made by the Company, stock options were assumed as part of the October 1997 acquisition of the companies that sold jane brand products. There were 4,100 options to acquire shares of the Company's Class A Common Stock outstanding and exercisable as of December 31, 2005 that will expire in May 2007.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Share Units

During the six months ended December 31, 2005, the Company issued 111,100 PSUs, which will be settled in stock subject to the achievement of the Company's net sales and net earnings per share goals for the three years ending June 30, 2008. Settlement will be made pursuant to a range of opportunities relative to the net sales and earnings per share targets of the Company. No settlement will occur for results below the applicable minimum threshold and additional shares shall be issued if performance exceeds the targeted performance goals. PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSU. These awards are subject to the provisions of the agreement under which the PSUs are granted. The PSUs were valued at $35.00 representing the closing market value of the Company's Class A Common Stock on the date of grant and generally vest at the end of the performance period. The compensation cost of the PSUs is subject to adjustment based upon the attainability of the target goals.

The following is a summary of the status of the Company's PSUs as of December 31, 2005 and activity during the six months then ended:

                                                                                        Weighted-Average
                                                                                           Grant Date
(Unaudited) (Shares in thousands)                               Shares                     Fair Value
-------------------------------------------------------    --------------------      -----------------------
Nonvested at June 30, 2005                                                   -      $                     -
   Granted                                                               111.1                        35.00
   Vested                                                                    -                            -
   Forfeited                                                                 -                            -
                                                           --------------------     ------------------------
Nonvested at December 31, 2005                                           111.1      $                 35.00
                                                           ====================     ========================

Restricted Stock Units

The Company issued 111,100 RSUs during the six months ended December 31, 2005. RSUs vest in one-third increments on or about October 31, 2006, 2007 and 2008, subject to the continued employment of the grantee. RSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the RSU. These awards are subject to the provisions of the agreement under which the RSUs are granted. The RSUs were valued at $35.00 representing the closing market value of the Company's Class A Common Stock on the date of grant.

The following is a summary of the status of the Company's RSUs as of December 31, 2005 and activity during the six months then ended:

                                                                                        Weighted-Average
                                                                                           Grant Date
(Unaudited) (Shares in thousands)                                 Shares                   Fair Value
-------------------------------------------------------    --------------------      -----------------------
Nonvested at June 30, 2005                                                   -      $                     -
   Granted                                                               111.1                        35.00
   Vested                                                                    -                            -
   Forfeited                                                                 -                            -
                                                           --------------------     ------------------------
Nonvested at December 31, 2005                                           111.1      $                 35.00
                                                           ====================     ========================

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share Units

Certain non-employee directors defer cash compensation in the form of share units which are granted under the Non-Employee Director Share Incentive Plan and will be converted into shares of Class A Common Stock as provided for in that plan. Share units are accompanied by dividend equivalent rights that are converted to additional share units when such dividends are declared. The following is a summary of the status of the Company's share units as of December 31, 2005 and activity during the six months then ended:

                                                                                        Weighted-Average
                                                                                           Grant Date
(Unaudited) (Shares in thousands)                                 Shares                   Fair Value
-------------------------------------------------------    --------------------      -----------------------
Outstanding at June 30, 2005                                               7.7      $                 39.13
   Granted                                                                 5.2                        33.45
   Dividend equivalents                                                    0.2                        33.40
   Converted                                                                 -                            -
                                                           --------------------     ------------------------
Outstanding at December 31, 2005                                          13.1      $                 36.79
                                                           ====================     ========================

Cash Units

Certain non-employee directors defer cash compensation in the form of cash payout share units, which are not subject to the Plans. These share units are classified as liabilities and, as such, their fair value is adjusted to reflect the current market value of the Company's Class A Common Stock. The Company recorded $0.1 million and $0.3 million as compensation expense to reflect additional deferrals and the change in the market value for the three months ended December 31, 2005 and 2004, respectively. Compensation expense for the six months ended December 31, 2005 was de minimis and for 2004 was $0.1 million.

Note 4 - Discontinued Operations and Assets Held For Sale

On September 30, 2005, the Company committed to a plan to sell the assets and operations of its reporting unit that markets and sells Stila brand products and to actively seek a buyer for the brand. Following this decision, and as a result of our efforts to sell the assets and operations of this reporting unit during the quarter ended December 31, 2005, the Company recorded a charge of $68.7 million (net of $14.2 million tax benefit) and $72.0 million (net of $16.2 million tax benefit) as discontinued operations for the three and six months ended December 31, 2005, respectively. The charge reflects the anticipated loss on the sale of the business of $65.5 million, net of tax, and the operating loss of $3.2 million, net of tax, and $6.5 million, net of tax, for the three and six months ended December 31, 2005, respectively. Net sales associated with the discontinued operations were $12.1 million and $25.7 million for the three and six months ended December 31, 2005, respectively. All statements of earnings information for the prior periods has been restated for comparative purposes, including the restatement of the makeup product category and each of the geographic regions presented in Note 5.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assets and liabilities of the Stila brand are presented in the consolidated balance sheet under captions "Assets held for sale" and "Liabilities related to assets held for sale." The carrying amounts of the major classes of these assets and liabilities were as follows:

                                                                                                  December 31
                                                                                                     2005
                                                                                              -------------------
                                                                                                  (Unaudited)
                                                                                                 (In millions)
Assets
   Accounts receivable, net                                                                   $               8.0
   Inventory and promotional merchandise, net                                                                15.8
   Prepaid expenses and other current assets                                                                  0.9
   Property, plant and equipment, net                                                                         6.2
   Goodwill                                                                                                  13.4
   Other assets                                                                                               0.5
                                                                                              -------------------
Assets held for sale                                                                          $              44.8
                                                                                              ===================

Liabilities
   Accounts payable                                                                           $               1.5
   Other accrued liabilities                                                                                  3.3
                                                                                              -------------------
 Liabilities related to assets held for sale                                                  $               4.8
                                                                                              ===================


Note 5 - Segment Data and Related Information

Reportable operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the "Chief Executive") in deciding how to allocate resources and in assessing performance. Although the Company does business in one operating segment, beauty products, management also evaluates performance on a product category basis. Performance is measured based upon net sales and operating income. Operating income represents earnings before income taxes, minority interest, net interest expense and discontinued operations. The accounting policies for the Company's reportable segment are substantially the same as those for the consolidated financial statements, as described in the segment data and related information footnote included in the Company's Annual Report on Form 10-K for the year ended June 30, 2005. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information is produced for the Chief Executive or included herein. There has been no significant variance in the total or long-lived asset value associated with the Company's segment data since June 30, 2005.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                          Three Months Ended            Six Months Ended
                                                             December 31                   December 31
                                                        -----------------------       ----------------------

                                                          2005          2004            2005         2004
                                                        ---------     ---------       ---------    ---------

                                                                           (Unaudited)
                                                                           (In millions)

PRODUCT CATEGORY DATA
   Net Sales:
     Skin Care                                          $   644.1     $   617.4       $ 1,167.5    $ 1,141.7
     Makeup                                                 642.3         578.4         1,247.2      1,164.1
     Fragrance                                              407.9         458.6           701.1        770.3
     Hair Care                                               79.2          71.6           149.6        134.7
     Other                                                   10.4          10.3            15.6         15.8
                                                        ---------     ---------       ---------    ---------
                                                        $ 1,783.9     $ 1,736.3       $ 3,281.0    $ 3,226.6
                                                        =========     =========       =========    =========
   Operating Income:
     Skin Care                                          $   132.8     $   120.9       $   171.6    $   185.7
     Makeup                                                  91.8          74.6           152.3        140.4
     Fragrance                                               17.6          27.2            16.6         49.5
     Hair Care                                                7.5           9.3            12.8         12.1
     Other                                                    1.0           0.7             2.5          1.3
                                                        ---------     ---------       ---------    ---------
                                                            250.7         232.7           355.8        389.0
     Reconciliation:
       Interest expense, net                                  6.9           3.3            12.5          7.4
                                                        ---------     ---------       ---------    ---------
     Earnings before income taxes, minority interest
       and discontinued operations                      $   243.8     $   229.4       $   343.3    $   381.6
                                                        =========     =========       =========    =========


GEOGRAPHIC DATA
   Net Sales:
     The Americas                                       $   878.8     $   870.2       $ 1,759.8    $ 1,750.0
     Europe, the Middle East & Africa                       658.9         626.4         1,076.4      1,048.4
     Asia/Pacific                                           246.2         239.7           444.8        428.2
                                                        ---------     ---------       ---------    ---------
                                                        $ 1,783.9     $ 1,736.3       $ 3,281.0    $ 3,226.6
                                                        =========     =========       =========    =========
   Operating Income:
     The Americas                                       $    78.0     $    86.0       $   158.4    $   194.5
     Europe, the Middle East & Africa                       132.0         117.1           154.4        159.1
     Asia/Pacific                                            40.7          29.6            43.0         35.4
                                                        ---------     ---------       ---------    ---------
                                                        $   250.7     $   232.7       $   355.8    $   389.0
                                                        =========     =========       =========    =========


Note 6 - Cost Savings Initiative

As part of an initiative to reduce expenses, the Company offered a voluntary separation program to North America-based employees. During the current quarter, the Company recorded a $1.6 million charge related to the implementation of this cost savings initiative. This charge represents the initial cost relating to one element of the program. Additional non-recurring expenses of approximately $30 million have been incurred subsequent to December 31, 2005.

                         THE ESTEE LAUDER COMPANIES INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results Of Operations
---------------------

We manufacture, market and sell beauty products, including those in the skin care, makeup, fragrance and hair care categories, which are distributed in over 130 countries and territories. The following is a comparative summary of operating results from continuing operations for the three and six months ended December 31, 2005 and 2004, and reflects the basis of presentation described in
Note 1 to the consolidated financial statements for all periods presented. Sales of products and services that do not meet our definition of skin care, makeup, fragrance or hair care have been included in the "other" category.


                                                    Three Months Ended                 Six Months Ended
                                                        December 31                       December 31
                                                 --------------------------         ------------------------

                                                    2005           2004                2005          2004
                                                 -----------     ----------         ---------     ----------
                                                                         (In millions)
 Net Sales
    By Region:
      The Americas                               $     878.8     $    870.2         $ 1,759.8     $  1,750.0
      Europe, the Middle East & Africa                 658.9          626.4           1,076.4        1,048.4
      Asia/Pacific                                     246.2          239.7             444.8          428.2
                                                 -----------     ----------         ---------     ----------
                                                 $   1,783.9     $  1,736.3         $ 3,281.0     $  3,226.6
                                                 ===========     ==========         =========     ==========

    By Product Category:
      Skin Care                                  $     644.1     $    617.4         $ 1,167.5     $  1,141.7
      Makeup                                           642.3          578.4           1,247.2        1,164.1
      Fragrance                                        407.9          458.6             701.1          770.3
      Hair Care                                         79.2           71.6             149.6          134.7
      Other                                             10.4           10.3              15.6           15.8
                                                 -----------     ----------         ---------     ----------
                                                 $   1,783.9     $  1,736.3         $ 3,281.0     $  3,226.6
                                                 ===========     ==========         =========     ==========
 OPERATING INCOME
    By Region:
      The Americas                               $      78.0     $     86.0         $   158.4     $    194.5
      Europe, the Middle East & Africa                 132.0          117.1             154.4          159.1
      Asia/Pacific                                      40.7           29.6              43.0           35.4
                                                 -----------     ----------         ---------     ----------
                                                 $     250.7     $    232.7         $   355.8     $    389.0
                                                 ===========     ==========         =========     ==========

    By Product Category:
      Skin Care                                  $     132.8     $    120.9         $   171.6     $    185.7
      Makeup                                            91.8           74.6             152.3          140.4
      Fragrance                                         17.6           27.2              16.6           49.5
      Hair Care                                          7.5            9.3              12.8           12.1
      Other                                              1.0            0.7               2.5            1.3
                                                 -----------     ----------         ---------     ----------
                                                 $     250.7     $    232.7         $   355.8     $    389.0
                                                 ===========     ==========         =========     ==========


                         THE ESTEE LAUDER COMPANIES INC.

The following table presents certain consolidated earnings data as a percentage of net sales:

                                                                 Three Months Ended          Six Months Ended
                                                                    December 31                 December 31
                                                              -------------------------    ----------------------

                                                                2005          2004            2005         2004
                                                              --------      --------       ---------     --------

 Net sales                                                       100.0%        100.0%          100.0%       100.0%
 Cost of sales                                                    25.7          25.6            26.8         26.4
                                                              --------      --------       ---------    ---------
 Gross profit                                                     74.3          74.4            73.2         73.6
                                                              --------      --------       ---------    ---------
 Operating expenses:
    Selling, general and administrative                           60.1          61.0            62.4         61.6
    Cost savings initiative                                        0.1             -               -            -
                                                              --------      --------       ---------    ---------
                                                                  60.2          61.0            62.4         61.6
                                                              --------      --------       ---------    ---------

 Operating income                                                 14.1          13.4            10.8         12.0
 Interest expense, net                                             0.4           0.2             0.4          0.2
                                                              --------      --------       ---------    ---------
 Earnings before income taxes, minority interest and
   discontinued operations                                        13.7          13.2            10.4         11.8
 Provision for income taxes                                        5.1           5.0             3.8          4.4
 Minority interest, net of tax                                    (0.2)         (0.2)           (0.1)        (0.1)
                                                              --------      --------       ---------    ---------

 Net earnings from continuing operations                           8.4           8.0             6.5          7.3
 Discontinued operations, net of tax                              (3.8)            -            (2.2)        (0.1)
                                                              --------      --------       ---------    ---------
 Net earnings                                                      4.6%          8.0%            4.3%         7.2%
                                                              ========      ========       =========    =========

In order to meet the demands of consumers, we continually introduce new products, support new and established products through advertising, sampling and merchandising, and phase out existing products that no longer meet the needs of our consumers. The economics of developing, producing and launching these new products influence our sales and operating performance each period. The introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

Second Quarter Fiscal 2006 as Compared with Second Quarter Fiscal 2005

Net Sales

Net sales increased 3% or $47.6 million to $1,783.9 million due to growth in our makeup, skin care and hair care product categories, which was partially offset by lower sales in our fragrance product category. The net increase also reflects sales growth in all geographic regions led by Europe, the Middle East & Africa, despite the unfavorable effect of changes in exchange rates. Excluding the impact of foreign currency translation, net sales increased 5%.

Product Categories

Skin Care
Net sales of skin care products increased 4% or $26.7 million to $644.1 million due primarily to new product launches. The recent launches of Perfectionist [CP+], Re-Nutriv Ultimate Lifting Serum and Resilience Lift Extreme Ultra Firming Cremes by Estee Lauder and Repairwear Deep Wrinkle Concentrate for Face and Eye and Turnaround Concentrate Visible Skin Renewer and Turnaround 15-Minute Facial by Clinique generated incremental sales of approximately $53 million. Sales of products in Clinique's 3-Step Skin Care System, bolstered by the introduction of Liquid Facial Soap, also contributed approximately $11 million to the increase. These contributions to net sales were partially offset by decreases in sales of Perfectionist Correcting Serum for Lines/Wrinkles/Age Spots, certain Resilience Lift and Idealist products by Estee Lauder, of approximately $27 million, collectively, and certain other existing product lines. Excluding the impact of foreign currency translation, skin care net sales increased 7%.

                         THE ESTEE LAUDER COMPANIES INC.

Makeup
Makeup net sales increased 11% or $63.9 million to $642.3 million primarily reflecting growth from our makeup artist brands of approximately $46 million. Sales growth from new products such as Repairwear Anti-Aging Makeup SPF 15 and Colour Surge Butter Shine Lipstick by Clinique and Individualist Natural
Finish Makeup and Tender Blush by Estee Lauder contributed a combined $26 million to the category. Partially offsetting these increases were lower sales of approximately $10 million of Superbalanced Compact Makeup SPF 20 by Clinique and So Ingenious by Estee Lauder. Excluding the impact of foreign currency translation, makeup net sales increased 13%.

Fragrance
Net sales of fragrance products decreased 11% or $50.7 million to $407.9 million as we continue to be challenged in this product category. Lower sales of Estee Lauder Beyond Paradise and Beautiful by Estee Lauder, Tommy Girl and Tommy by Tommy Hilfiger and various fragrances from Clinique contributed approximately $49 million to this decrease. Also contributing to the decrease were lower sales of approximately $14 million of True Star by Tommy Hilfiger and Lauder Beyond Paradise Men, which were launched in the first quarter of the prior fiscal year. Partially offsetting these decreases were higher sales of DKNY Be Delicious, incremental sales of DKNY Be Delicious Men and the initial shipments of True Star Men by Tommy Hilfiger of approximately $37 million, collectively. Excluding the impact of foreign currency translation, fragrance net sales decreased 9%.

Hair Care
Hair care net sales increased 11% or $7.6 million to $79.2 million, primarily due to sales growth from Bumble and bumble and Aveda products. Bumble and bumble sales benefited from sales growth due to new points of distribution, as well as sales growth in both core and hair treatment products. Aveda net sales increased as a result of sales of professional color products and the recent launch of Damage Remedy hair care products. Foreign currency translation had a de minimis impact on hair care net sales compared to the prior period.

Geographic Regions
Net sales in the Americas increased 1% or $8.6 million to $878.8 million. The increase was led by growth in the makeup and hair care product categories and overall growth in our online business, Canada and Mexico. Sales in this region were tempered by decreased sales in certain of our core brands which are facing challenges, particularly in the fragrance category, and business disruptions at certain key retailers in the United States. In the current quarter, we made an incremental provision for anticipated returns reflecting our estimate of the expected impact of announced store closings by certain retailer groups of approximately $13 million. Net sales in the Americas region were negatively impacted by approximately $3 million attributable to the loss of sales to those retail locations that remained closed during the quarter due to the hurricanes in the southern United States. We expect disruptions to continue throughout the remainder of the fiscal year at certain key retailers in the United States.

In Europe, the Middle East & Africa, net sales increased 5% or $32.5 million to $658.9 million, reflecting higher net sales of approximately $34 million in our travel retail business, the United Kingdom, Russia and Spain, all of which benefited from the continued success of DKNY Be Delicious, the launches of certain skin care products and a favorable holiday selling season. These increases were partially offset by lower sales in Germany and France of approximately $7 million, collectively, where business remains challenging. On a local currency basis, net sales in Europe, the Middle East & Africa increased 11% which reflects the strengthening of the U.S. dollar as compared with currencies in this region.

                         THE ESTEE LAUDER COMPANIES INC.

Net sales in Asia/Pacific increased 3% or $6.5 million to $246.2 million. Strategic expansion in China combined with positive results in Korea and Hong Kong, contributed approximately $16 million to sales growth in this region. These increases were partially offset by decreases in Japan and Australia of approximately $12 million. The decrease in Australia reflected slower sell-through in a difficult retail environment, particularly in the fragrance category. Japan's results were negatively impacted due to the strengthening of the U.S. dollar against the Japanese yen. On a local currency basis, net sales in Asia/Pacific increased 5%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

Cost of Sales

Cost of sales as a percentage of total net sales increased to 25.7% as compared with 25.6% in the prior period. This reflected an increase in obsolescence charges of approximately 40 basis points proportionate to the change in inventory levels and unfavorable changes in exchange rates and higher travel retail sales, which carry a higher cost of sales, of approximately 20 basis points. Partially offsetting these increases was the net change in the mix of our business within our geographic regions and product categories and the effect of a shift in the timing of shipments of promotional goods of approximately 40 basis points, combined.

The higher price of oil has resulted in price increases in certain oil-based chemicals, which we believe may have a slight adverse effect on our cost of sales margin. In an ongoing effort to mitigate the impact of these increases, we are seeking potential offsetting opportunities in other categories of material purchases.

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

Operating Expenses

Operating expenses decreased to 60.2% of net sales as compared with 61.0% of net sales in the prior period. The decrease in the margin represents a 170 basis point improvement reflecting a shift in advertising and promotional activities to the latter part of the fiscal year and disciplined spending relative to marketing and general and administrative activities. Also contributing 50 basis points to this improvement was sales growth in higher margin businesses which have a positive influence on the operating expense margin. Partially offsetting this improvement was an increase of approximately 60 basis points from the recognition of stock-based compensation expense as a result of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"). The improvement in operating expense margin was also tempered by the incremental provision for anticipated sales returns reflecting our estimate of the expected impact of announced store closings by certain retailer groups of 40 basis points, the repurchase of inventory from liquidators of 20 basis points and the estimated loss of sales to those retail locations that remained closed due to the hurricanes in the southern United States of 10 basis points.

During the quarter, we recorded a $1.6 million charge related to the implementation of cost savings initiatives, negatively impacting our operating margin by 10 basis points. This charge represents the initial cost relating to one element of the program. Additional non-recurring expenses of approximately $30 million have been incurred subsequent to December 31, 2005. This initiative is expected to generate cost savings for the balance of this fiscal year and for future periods.

Changes in advertising, sampling and merchandising spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

Operating Results

Due to growth in net sales, coupled with relatively flat cost of sales and improved operating expense margins as previously discussed, operating income increased 8%, or $18.0 million, to $250.7 million as compared with the prior period. Operating margin was 14.1% of net sales in the current period as compared with 13.4% in the prior period.

                         THE ESTEE LAUDER COMPANIES INC.

Product Categories
Operating income improved 23% or $17.2 million to $91.8 million in the makeup product category, primarily reflecting sales growth from our makeup artist brands as well as new product launches. Skin care operating income improved 10% or $11.9 million to $132.8 million as a result of increased sales. These improvements were partially offset by lower results in the fragrance product category, which declined 35% or $9.6 million to $17.6 million reflecting lower sales and, to a lesser extent, expenses incurred related to development of new products and brands. Hair care operating income decreased 19% or $1.8 million to $7.5 million reflecting expenses related to the integration of an acquired distributor business, customer retention programs as well as start-up costs as a result of expanded points of distribution.

Geographic Regions
Operating income in the Americas decreased 9% or $8.0 million to $78.0 million, primarily reflecting incremental operating expenses associated with new accounting rules for stock-based compensation and the incremental provision for anticipated sales returns reflecting our estimate of the expected impact of announced store closings by certain retailer groups of approximately $10 million each. Operating results in the Americas benefited from higher sales from our makeup artist brands and our online business. We expect disruptions to continue throughout the remainder of the fiscal year at certain key retailers in the United States.

In Europe, the Middle East & Africa, operating income increased 13% or $14.9 million to $132.0 million primarily due to improved results of approximately $16 million from our travel retail business, France, Germany, South Africa, Switzerland and Spain, partially offset by declines in the United Kingdom and Greece of approximately $5 million, collectively.

In Asia/Pacific, operating income increased 38% or $11.1 million to $40.7 million. This increase reflects improved results of approximately $12 million in Korea, China and Japan, partially offset by lower results in Australia, Taiwan and Malaysia of approximately $3 million.

Interest Expense, Net

Net interest expense was $6.9 million as compared with $3.3 million in the prior period. The increase in net interest expense was primarily due to a higher level of borrowings compared with the prior period as a result of the issuance of commercial paper. The increased expense was slightly offset by increased interest income related to higher investment interest rates.

Provision for Income Taxes

The provision for income taxes represents Federal, foreign, state and local income taxes. The effective rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. The Company's effective tax rate will change from quarter to quarter based on non-recurring and recurring factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit settlements and the interaction of various global tax strategies. The effective rate for income taxes for the three months ended December 31, 2005 was 37.0% as compared with 37.6% in the prior period. The decrease in the effective income tax rate of 60 basis points was primarily attributable to a decrease in state and local income tax expense (30 basis points), an increase in tax credits (20 basis points) and miscellaneous items (10 basis points).

Discontinued Operations

On September 30, 2005, we committed to a plan to sell the assets and operations of our reporting unit that markets and sells Stila brand products and to actively seek a buyer for the brand. Following this decision, and as a result of our efforts to sell the assets and operations of this reporting unit during the quarter ended December 31, 2005, we recorded a charge of $68.7 million (net of $14.2 million tax benefit) as discontinued operations for the three months ended December 31, 2005. The charge reflects the anticipated loss on the sale of the business of $65.5 million, net of tax, and the operating loss of $3.2 million, net of tax, for the three months ended December 31, 2005. All consolidated statements of earnings information for prior periods has been restated for comparative purposes, including the restatement of the makeup product category and all geographic regions data.

                         THE ESTEE LAUDER COMPANIES INC.

Six Months Fiscal 2006 as Compared with Six Months Fiscal 2005

Net Sales

Net sales increased 2% or $54.4 million to $3,281.0 million due to growth in our makeup, skin care and hair care product categories, which was partially offset by lower sales in our fragrance product category. The net increase also reflects sales growth in all geographic regions led by Europe, the Middle East & Africa, despite the unfavorable effects of changes in exchange rates. Excluding the impact of foreign currency translation, net sales increased 3%.

Product Categories

Skin Care
Net sales of skin care products increased 2% or $25.8 million to $1,167.5 million due primarily to new product launches. The recent launches of Perfectionist [CP+] and Resilience Lift Extreme Ultra Firming Cremes by Estee Lauder and Repairwear Deep Wrinkle Concentrate for Face and Eye by Clinique generated incremental sales of approximately $60 million. Sales of products in Clinique's 3-Step Skin Care System, bolstered by the introduction of Liquid Facial Soap, also contributed approximately $11 million to the increase. These improvements were offset by decreases in certain Perfectionist Correcting Serum for Lines/Wrinkles/Age Spots, Resilience Lift, White Light and Future Perfect Anti-Wrinkle Radiance products by Estee Lauder of approximately $45 million, collectively. Excluding the impact of foreign currency translation, skin care net sales increased 3%.

Makeup
Makeup net sales increased 7% or $83.1 million to $1,247.2 million primarily reflecting strong growth from our makeup artist brands as well as new product launches, which offset challenges experienced by certain of our core brands. The increase contributed by our makeup artist brands reflected growth from many products including approximately $16 million from Small Eye Shadow and Fluidline by M.A.C. Sales growth from new products included a combined $52 million of sales of Repairwear Anti-Aging Makeup SPF 15 and Colour Surge Butter Shine Lipstick by Clinique and Individualist Natural Finish Makeup and Tender Blush by Estee Lauder. Offsetting these increases were lower sales of existing products, including approximately $26 million of Superbalanced Compact Makeup SPF 20 by Clinique and Lash XL Maximum Length Mascara by Estee Lauder. Excluding the impact of foreign currency translation, makeup net sales increased 8%.

Fragrance
Net sales of fragrance products decreased 9% or $69.2 million to $701.1 million as we continue to be challenged in this product category. Lower sales of Estee Lauder Beyond Paradise, Tommy Girl and Tommy by Tommy Hilfiger and various fragrances from Clinique contributed approximately $74 million to the decrease. Also contributing to the decrease were lower sales of approximately $34 million of True Star by Tommy Hilfiger and Lauder Beyond Paradise Men as we anniversary the initial shipments of those products in the prior period. Partially offsetting these decreases were higher sales of DKNY Be Delicious, incremental sales of DKNY Be Delicious Men and the initial shipments of True Star Men by Tommy Hilfiger of approximately $68 million, collectively. Excluding the impact of foreign currency translation, fragrance net sales decreased 8%.

Hair Care
Hair care net sales increased 11% or $14.9 million to $149.6 million, primarily due to sales growth from Bumble and bumble and Aveda products. Bumble and bumble sales benefited from sales growth due to new points of distribution, as well as sales growth in both core and treatment products. Aveda net sales increased as a result of sales of professional color products and the recent launch of Damage Remedy hair care products. Foreign currency translation had a de minimis impact on hair care net sales compared to the prior period.

Geographic Regions
Net sales in the Americas increased 1% or $9.8 million to $1,759.8 million. The increase was led by growth in our makeup and hair care product categories and overall growth in our online business, Canada and Mexico. Sales in this region were tempered by decreased sales in certain of our core brands which are facing challenges, particularly in the fragrance category. In the current period, we made an incremental provision for anticipated returns reflecting our estimate of the expected impact of announced store closings by certain retailer groups of approximately $13 million. Net sales in the Americas region were negatively impacted by approximately $5 million attributable to the loss of sales to retail locations that closed during the period as a result of the hurricanes in the southern United States. We expect disruptions to continue throughout the remainder of the fiscal year at certain key retailers in the United States.

                         THE ESTEE LAUDER COMPANIES INC.

In Europe, the Middle East & Africa, net sales increased 3% or $28.0 million to $1,076.4 million, reflecting higher net sales of approximately $27 million in our travel retail and distributor businesses and Russia. These increases were partially offset by decreases in Spain, France and Italy of approximately $6 million, collectively. On a local currency basis, net sales in Europe, the Middle East & Africa increased 6%.

During the current period, we commenced operations at a new regional inventory center in Europe. However, unforeseen logistical issues related to start-up activities resulted in disruptions in shipments to certain European markets serviced from this center during the first fiscal quarter. These issues have since been addressed and while we believe lost sales will not be fully recovered, the inventory center is now operating as originally planned.

Net sales in Asia/Pacific increased 4% or $16.6 million to $444.8 million. Strategic expansion in China combined with positive results in Korea and Hong Kong, contributed approximately $26 million to sales growth in this region. These increases were partially offset by decreases in Japan and Australia of approximately $12 million. The decrease in Australia reflected slower sell-through in a difficult retail environment, particularly in the fragrance category. Japan's results were negatively impacted due to the strengthening of the U.S. dollar against the Japanese yen. However, foreign currency translation had a de minimis impact on Asia/Pacific net sales in this period.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

Cost of Sales

Cost of sales as a percentage of total net sales increased to 26.8% as compared with 26.4% in the prior period. This reflected an increase in obsolescence charges of approximately 50 basis points proportionate to the change in inventory levels and unfavorable changes in exchange rates and higher travel retail sales of approximately 20 basis points. Partially offsetting these increases was the net change in the mix of our business within our geographic regions and product categories of approximately 30 basis points.

The higher price of oil has resulted in price increases in certain oil-based chemicals which we believe may have a slight adverse effect on our cost of sales margin. In an ongoing effort to mitigate the impact of these increases, we are seeking potential offsetting opportunities in other categories of material purchases.

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

Operating Expenses

Operating expenses increased to 62.4% of net sales as compared with 61.6% of net sales in the prior period. Approximately 70 basis points were due to the recognition of costs related to stock-based compensation as a result of the adoption of SFAS No. 123(R). Also contributing to the increase was an adjustment to net sales for the incremental provision for anticipated sales returns reflecting our estimate of the expected impact of announced store closings by certain retailer groups of 30 basis points as well as the repurchase of inventory from liquidators and the estimated loss of sales to those retail locations that were forced to close following the hurricanes that affected the southern United States of 10 basis points each. In addition, the increase reflects 10 basis points for spending to support the company-wide initiative to upgrade our information systems. Partially offsetting these increases was sales growth in higher margin businesses which had a positive influence on the operating expense margin of 40 basis points and a 10 basis point improvement reflecting a shift in advertising and promotional activities to the latter part of the fiscal year and disciplined spending relative to marketing and general and administrative activities.

Changes in advertising, sampling and merchandising spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

                         THE ESTEE LAUDER COMPANIES INC.

Operating Results

Due to modest growth in net sales, coupled with the increases in our cost of sales and operating expense margins as previously discussed, operating income decreased 9%, or $33.2 million, to $355.8 million as compared with the prior period. Operating margin was 10.8% of net sales in the current period as compared with 12.0% in the prior period.

Product Categories
Operating income declined 66% or $32.9 million to $16.6 million in the fragrance product category reflecting lower sales and, to a lesser extent, expenses incurred related to development of new products and brands. Skin care operating income decreased 8% or $14.1 million to $171.6 million primarily reflecting lower than anticipated net sales, coupled with spending to support new product launches. Operating income increased 8% or $11.9 million to $152.3 million in the makeup product category primarily reflecting sales growth from our makeup artist brands. Hair care operating income increased 6% reflecting worldwide sales growth.

Geographic Regions
Operating income in the Americas decreased 19% or $36.1 million to $158.4 million, primarily reflecting incremental operating expenses associated with new accounting rules for stock-based compensation of approximately $22 million and the incremental provision for anticipated sales returns reflecting our estimate of the expected impact of announced store closings by certain retailer groups of approximately $10 million. Operating results in the Americas benefited from higher sales from our makeup artist brands and our online business. We expect disruptions to continue throughout the remainder of the fiscal year at certain key retailers in the United States.

In Europe, the Middle East & Africa, operating income decreased 3% or $4.7 million to $154.4 million primarily due to lower results of approximately $17 million in the United Kingdom, Spain and Greece, partially offset by improved results in France, our travel retail business, Germany and South Africa of approximately $13 million, collectively. Operating results were also negatively impacted in continental Europe due to the first quarter shortfall in product shipments from our new regional inventory center discussed above.

In Asia/Pacific, operating income increased 21% or $7.6 million to $43.0 million. This increase reflects improved results of approximately $11 million in Korea, China and Japan, partially offset by lower results in Taiwan, Australia and Malaysia of approximately $3 million.

Interest Expense, Net

Net interest expense was $12.5 million as compared with $7.4 million in the prior period. The increase in net interest expense was primarily due to a higher level of borrowings compared with the prior period as a result of the issuance of commercial paper. The increased expense was partially offset by increased interest income related to higher investment interest rates.

Provision for Income Taxes

The provision for income taxes represents Federal, foreign, state and local income taxes. The effective rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. The Company's effective tax rate will change from quarter to quarter based on non-recurring and recurring factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit settlements and the interaction of various global tax strategies. The effective rate for income taxes for the six months ended December 31, 2005 was 36.7% as compared with 37.4% in the prior period. The decrease in the effective income tax rate of 70 basis points was primarily attributable to a decrease in state and local income tax expense (30 basis points), an increase in tax credits (20 basis points) and miscellaneous items (20 basis points).

                         THE ESTEE LAUDER COMPANIES INC.

Discontinued Operations

On September 30, 2005, we committed to a plan to sell the assets and operations of our reporting unit that markets and sells Stila brand products and to actively seek a buyer for the brand. Following this decision, and as a result of our efforts to sell the assets and operations of this reporting unit during the quarter ended December 31, 2005, we recorded a charge of $72.0 million (net of $16.2 million tax benefit) as discontinued operations for the six months ended December 31, 2005. The charge reflects the anticipated loss on the sale of the business of $65.5 million, net of tax, and the operating loss of $6.5 million, net of tax, for the six months ended December 31, 2005. All consolidated statements of earnings information for prior periods has been restated for comparative purposes, including the restatement of the makeup product category and all geographic regions data.

Financial Condition
-------------------

Liquidity and Capital Resources

Our principal sources of funds historically have been cash flows from operations and borrowings under commercial paper, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad. At December 31, 2005, we had cash and cash equivalents of $370.3 million compared with $553.3 million at June 30, 2005.

At December 31, 2005, our outstanding borrowings of $651.2 million included: (i) $237.9 million of 6% Senior Notes due January 2012 consisting of $250.0 million principal, unamortized debt discount of $0.7 million and an $11.4 million adjustment to reflect the fair value of an outstanding interest rate swap; (ii) $197.4 million of 5.75% Senior Notes due October 2033 consisting of $200.0 million principal and unamortized debt discount of $2.6 million; (iii) a 3.0 billion yen term loan (approximately $25.6 million at the exchange rate at December 31, 2005), which is due in March 2006; (iv) a 1.8 million Euro note (approximately $1.8 million at the exchange rate at December 31, 2005) payable semi-annually through February 2008 at a variable interest rate; (v) $7.8 million of capital lease obligations; (vi) $155.8 million of outstanding short-term commercial paper payable through January 2006 at a weighted-average interest rate of 4.29%; and (vii) $24.9 million of other short-term borrowings.

We have a $750.0 million commercial paper program under which we may issue commercial paper in the United States. Our commercial paper is currently rated A-1 by Standard & Poor's and P-1 by Moody's. Our long-term credit ratings are A+ with a stable outlook by Standard & Poor's and A1 with a stable outlook by Moody's. At December 31, 2005, we had $155.8 million of commercial paper outstanding, which is being refinanced on a periodic basis as it matures at then prevailing market interest rates. We also have an effective shelf registration statement covering the potential issuance of up to an additional $300.0 million in debt securities and $169.0 million in additional uncommitted credit facilities, of which $24.9 million was used as of December 31, 2005.

We have an unused $600.0 million senior revolving credit facility that expires on May 27, 2010. The facility may be used for general corporate purposes, including financing working capital, and also as credit support for our commercial paper program. Up to the equivalent of $250.0 million of the facility is available for multi-currency loans. The interest rate on borrowings under the credit facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or the Federal funds rate plus 1/2%. The credit facility has an annual fee of $0.4 million, payable quarterly, based on our current credit ratings. As of December 31, 2005, we were in compliance with all related financial and other restrictive covenants, including limitations on indebtedness and liens.

In October 2005, we redeemed the remaining $68.4 million of the 2015 Preferred Stock that was outstanding at June 30, 2005 and paid the accrued dividends thereon.

Our business is seasonal in nature and, accordingly, our working capital needs vary. From time to time, we may enter into investing and financing transactions that require additional funding. To the extent that these needs exceed cash from operations, we could, subject to market conditions, issue commercial paper, issue long-term debt securities or borrow under the revolving credit facility.

Total debt as a percent of total capitalization was 30% at December 31, 2005 and June 30, 2005.

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

Cash Flows
Net cash provided by operating activities from continuing operations was $388.7 million during the six months ended December 31, 2005 as compared with net cash provided of $304.6 million in the prior period. The improvement in cash flows provided by operating activities primarily reflected collections of certain domestic accounts receivable early in the fiscal year. Also reflected in the improvement of cash flows provided by operating activities was a reduction in global inventory levels due to concerted ongoing efforts to reduce inventory levels, the commencement of operations in our new distribution center in Europe, as well as improvements domestically as we anniversary the initial shipments of our BeautyBank brands.

Net cash used for investing activities was $150.1 million during the six months ended December 31, 2005 compared with $114.9 million in the prior period. For both periods the use of cash primarily reflected capital expenditures, which were slightly lower during the current period. Additional cash used for investing activities in the current period reflects the earn-out payment related to the fiscal 2000 acquisition of Jo Malone Limited.

Net cash used for financing activities was $414.7 million during the six months ended December 31, 2005 compared to net cash used for financing activities of $233.5 million in the prior period. This change from the prior period primarily reflected the acquisition of treasury stock and the redemption of the remaining shares of 2015 Preferred Stock.

Dividends
On November 10, 2005, the Board of Directors declared an annual dividend of $.40 per share, or $85.5 million, on our Class A and Class B Common Stock, which was paid on December 28, 2005 to stockholders of record at the close of business on December 9, 2005. The annual common stock dividend declared during the period ended December 31, 2004 was $.40 per share, or $90.1 million, which was paid on December 28, 2004 to stockholders of record at the close of business on December 10, 2004. Dividends on the 2015 Preferred Stock were $0.5 million and $0.3 million for the six months ended December 31, 2005 and 2004, respectively. These dividends have been characterized as interest expense in the accompanying consolidated statements of earnings for the six months ended December 31, 2005 and 2004.

Share Repurchase Program
We are authorized by the Board of Directors to repurchase up to 48.0 million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. As of December 31, 2005, the cumulative total of acquired shares pursuant to the authorization was 36.2 million, reducing the remaining authorized share repurchase balance to
11.8 million. During the first six months of fiscal 2006, we purchased approximately 8.8 million shares for $305.8 million as outlined in the following table:

                                                                      Total Number of          Maximum Number of
                                                                    Shares Purchased as         Shares that May
                         Total Number of       Average Price          Part of Publicly         Yet Be Purchased
             Period      Shares Purchased      Paid Per Share       Announced Program(1)       Under the Program
-------------------     ------------------    -----------------    -----------------------    --------------------
          July 2005                      -                    -                          -              20,607,900
        August 2005                      -                    -                          -              20,607,900
     September 2005              1,919,700                37.04                  1,919,700              18,688,200
       October 2005              3,726,700                35.02                  3,726,700              14,961,500
      November 2005              1,893,800                33.01                  1,893,800              13,067,700
      December 2005              1,237,800                33.71                  1,237,800              11,829,900
                        ------------------                         -----------------------
       Year-to-date              8,778,000                34.84                  8,778,000              11,829,900
                        ==================                         =======================

(1) The publicly announced repurchase program was last increased by 20.0 million shares on May 18, 2005. The initial program covering the repurchase of 8.0 million shares was announced in September 1998 and increased by 10.0 million shares on both May 11, 2004 and October 30, 2002.

                         THE ESTEE LAUDER COMPANIES INC.

Commitments and Contingencies
In October 2005, we redeemed the remaining $68.4 million of the 2015 Preferred Stock that was outstanding at June 30, 2005 and paid the accrued dividends thereon.

In December 2005, we made a cash payment of $36.4 million to satisfy our obligation related to an earn-out provision, which was part of our fiscal 2000 acquisition of Jo Malone Limited.

Contractual Obligations
Since June 30, 2005, we made additional commitments pursuant to employment agreements of approximately $30 million, which are expected to be paid through fiscal 2011. Furthermore, we committed to spend approximately $21 million to support the company-wide initiative to upgrade our information systems, which is expected to be paid through November 2006.

During the quarter, we began to implement a cost savings initiative that has been designed to generate between $40 and $45 million in savings this fiscal year, and approximately $75 million annually. We anticipate this multi-faceted initiative to result in one-time costs of approximately $90 million as it is rolled out during the fiscal year. The first phase of this project, which took place in December 2005, resulted in a charge of approximately $1.6 million. Subsequent to December 31, 2005 and through January 24, 2006, approximately $30 million was recorded. These charges relate to employee commitments, which will be paid through fiscal 2008.

Derivative Financial Instruments and Hedging Activities
There have been no significant changes to our derivative financial instruments and hedging activities as discussed in our Annual Report on Form 10-K for the year ended June 30, 2005.

Foreign Exchange Risk Management
We enter into forward exchange contracts to hedge anticipated transactions as well as receivables and payables denominated in foreign currencies for periods consistent with our identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on our costs and on the cash flows that we receive from foreign subsidiaries. Almost all foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions rated as strong investment grade by a major rating agency. We also enter into foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. The forward exchange contracts and foreign currency options entered into to hedge anticipated transactions have been designated as cash-flow hedges. As of December 31, 2005, these cash-flow hedges were highly effective, in all material respects.

As a matter of policy, we only enter into contracts with counterparties that have at least an "A" (or equivalent) credit rating. The counterparties to these contracts are major financial institutions. We do not have significant exposure to any one counterparty. Our exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss under these hedging contracts is remote and in any event would not be material to the consolidated financial results. The contracts have varying maturities through the end of June 2006. Costs associated with entering into such contracts have not been material to our consolidated financial results. We do not utilize derivative financial instruments for trading or speculative purposes. At December 31, 2005, we had foreign currency contracts in the form of forward exchange contracts and option contracts in the amount of $417.6 million and $68.2 million, respectively. The foreign currencies included in forward exchange contracts (notional value stated in U.S. dollars) are principally the British pound ($98.0 million), Swiss franc ($61.9 million), Canadian dollar ($60.2 million), Euro ($37.5 million) and Australian dollar ($32.3 million). The foreign currencies included in the option contracts (notional value stated in U.S. dollars) are principally the Japanese yen ($18.2 million), Swiss franc ($14.8 million), South Korean won ($13.4 million) and Euro ($11.7 million).

                         THE ESTEE LAUDER COMPANIES INC.

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

We have an interest rate swap agreement with a notional amount of $250.0 million to effectively convert fixed interest on the existing $250.0 million 6% Senior Notes to variable interest rates based on LIBOR. We designated the swap as a fair-value hedge. As of December 31, 2005, the fair-value hedge was highly effective, in all material respects.

Market Risk
Using the value-at-risk model, as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, our average value-at-risk, calculated for the most recent twelve months, is $5.3 million related to our foreign exchange contracts. As of December 31, 2005, our average value-at-risk related to our interest rate contracts for the twelve month period for which these contracts were outstanding was $9.0 million. There have been no significant changes in market risk since June 30, 2005 that would have a material effect on our calculated value-at-risk exposure, as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

Off-Balance Sheet Arrangements
We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Critical Accounting Policies
----------------------------

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

We use an expected stock-price volatility assumption that is a combination of both current and historical implied volatilities of the underlying stock which are obtained from public data sources. This approach is a good predictor of future realized and implied volatilities and is directly relevant for valuing stock options. For stock option grants issued during the three and six months ended December 31, 2005, we used a weighted-average expected stock-price volatility of 23% based upon the implied volatility at the time of issuance.

With regard to the weighted-average option life assumption, we consider the exercise behavior of past grants and model the pattern of aggregate exercises. Patterns are determined on specific criteria of the aggregate pool of optionees including the reaction to vesting, realizable value, long-run exercise propensity, pent-up demand, stock run-up effect and short-time-to-maturity effect. For stock option grants issued during the three and six months ended December 31, 2005, we used a weighted-average expected option life assumption of 7 years and 8 years respectively.

                         THE ESTEE LAUDER COMPANIES INC.

While we believe the above critical estimates are based on outcomes that are reasonably likely to occur, if we were to increase or decrease the expected option life by 1 year and simultaneously increase or decrease the expected volatility by 100 basis points, recognized compensation expense would have changed approximately $0.7 million and $1.7 million in either direction for the three and six months ended December 31, 2005, respectively.

Recently Issued Accounting Standards
------------------------------------

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

In November 2005, the FASB issued FSP Nos. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," to give guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other than temporary, and on measuring such impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP Nos. FAS 115-1 and FAS 124-1 will apply to reporting periods beginning after December 15, 2005, although earlier application is permitted. This FSP will not have a material impact on our consolidated financial statements.

In November 2005, the FASB published FSP No. FAS 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards," to provide an alternative transition method for accounting for the tax effects of share-based payment awards to employees. The FASB learned, subsequent to adoption of SFAS No. 123(R), that a number of constituents did not have the information necessary to comply with the transition requirements of SFAS No. 123(R), and has provided an elective alternative transition method in FSP No. FAS 123(R)-3. Entities can choose to follow either the transition guidance of SFAS No. 123(R) or the alternative transition method described in FSP No. FAS 123(R)-3. The guidance in FSP No. FAS 123(R)-3 became effective upon publication. We have applied the principles originally set forth in SFAS No. 123(R). Therefore the guidance set forth in this FSP will not be applicable to us.

                         THE ESTEE LAUDER COMPANIES INC.

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

         (6) changes in the laws, regulations and policies that affect, or will affect, our business, including those relating to our products, changes in accounting standards, tax laws and regulations, trade rules and customs regulations, and the outcome and expense of legal or regulatory proceedings, and any action we may take as a result;

         (7) foreign currency fluctuations affecting our results of operations and the value of our foreign assets, the relative prices at which we and our foreign competitors sell products in the same markets and our operating and manufacturing costs outside of the United States;

         (8) changes in global or local conditions, including those due to natural or man-made disasters, real or perceived epidemics, or energy costs, that could affect consumer purchasing, the willingness of consumers to travel, the financial strength of our customers or suppliers, our operations, the cost and availability of capital which we may need for new equipment, facilities or acquisitions, the cost and availability of raw materials and the assumptions underlying our critical accounting estimates;

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

                         THE ESTEE LAUDER COMPANIES INC.

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

Item 4. Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2005 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

As part of our global distribution strategy to establish regional inventory centers, we continue to migrate certain storage and distribution activities to a third party in Europe and within our Belgium facilities. In connection with these changes, we have updated our internal controls over financial reporting. Except as noted in the previous sentence, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On March 30, 2005, the United States District Court for the Northern District of California entered into a Final Judgment approving the settlement agreement we entered into in July 2003 with the plaintiffs, the other Manufacturer Defendants (as defined below) and the Department Store Defendants (as defined below) in a consolidated class action lawsuit that had been pending in the Superior Court of the State of California in Marin County since 1998. On April 29, 2005, notices of appeal were filed by representatives of two members of the purported class of consumers. If the appeal is resolved satisfactorily, the Final Judgment will result in the plaintiffs' claims being dismissed, with prejudice, in their entirety in both the Federal and California actions. There has been no finding or admission of any wrongdoing by us in this lawsuit. We entered into the settlement agreement solely to avoid protracted and costly litigation. In connection with the settlement agreement, the defendants, including the Company, will provide consumers with certain free products and pay the plaintiffs' attorneys' fees. To meet its obligations under the settlement, we took a special pre-tax charge of $22.0 million, or $13.5 million after-tax, equal to $.06 per diluted common share in the fourth quarter of fiscal 2003. At December 31, 2005, the remaining accrual balance was $17.0 million. The charge did not have a material adverse effect on our consolidated financial condition. In the Federal action, the plaintiffs, purporting to represent a class of all U.S. residents who purchased prestige cosmetics products at retail for personal use from eight department stores groups that sold such products in the United States (the "Department Store Defendants"), alleged that the Department Store Defendants, the Company and eight other manufacturers of cosmetics (the "Manufacturer Defendants") conspired to fix and maintain retail prices and to limit the supply of prestige cosmetics products sold by the Department Store Defendants in violation of state and Federal laws. The plaintiffs sought, among other things, treble damages, equitable relief, attorneys' fees, interest and costs.

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

                         THE ESTEE LAUDER COMPANIES INC.

                           PART II. OTHER INFORMATION

In October 2005, we received a favorable decision from the Portuguese Tax Administration on the opposition our subsidiary filed in March 2005 to the notice of assessment it received in December 2004. We expect similar decisions with respect to the assessments received by the subsidiary in May 2005. The assessments related to income for the three calendar years ended December 31, 2002 of our subsidiary, which has been operating in the Madeira Free Trade Zone since 1989 under license from the Madeira Development Corporation. On December 20, 2004, the subsidiary received a notice of assessment from the Portuguese Tax Administration solely in respect of the calendar year ended December 31, 2000. The assessment, which included interest, amounted to 26 million Euros. At the end of March 2005, the subsidiary filed an opposition to the assessment, which was accepted by the Tax Administration in October 2005. On May 17 and 18, 2005, the subsidiary received notices of assessment from the Portuguese Tax Administration with respect to the calendar years ended December 31, 2001 and 2002. The assessments are for 21.6 million Euros and 22.4 million Euros, respectively, to which the subsidiary filed oppositions in July 2005. In February 2004, the subsidiary filed an appeal of a report issued by the Portuguese Tax Authorities in January 2004 related to the matter with the Portuguese Secretary of State for Fiscal Matters. The appeal is still pending. While no assurance can be given as to the ultimate outcome with respect to the two remaining assessments or any additional assessments that may be issued for subsequent periods, management believes that the likelihood that the assessment or any future assessments ultimately will be upheld is remote.

In September 2005, the Superior Court of California for the County of San Diego dismissed, with leave to replead, all of the plaintiff's claims in a matter originally brought in December 2004 by the plaintiff purporting to represent a nationwide class of individuals "who have purchased skin care products from defendants that have been falsely advertised to have an 'anti-aging' or youth inducing benefit or effect." Prior to the dismissal, the complaint, as amended, named two of our subsidiaries and approximately 25 other defendants, including manufacturers and retailers. The plaintiff sought injunctive relief, restitution, and general, special and punitive damages for alleged violations of the California Unfair Competition Law, the California False Advertising Law, and for negligent and intentional misrepresentation. In October 2005, the plaintiff filed a second amended complaint which states the same allegations and requests for relief, but only names one of our subsidiaries and two retailers as defendants. On November 18, 2005, we filed a motion to dismiss the complaint. We intend to continue to defend ourselves vigorously. While no assurance can be given as to the ultimate outcome, management believes that the resolution of this lawsuit will not have a material adverse effect on our consolidated financial condition.

In June 2005, an action was filed in the United States District Court for the Southern District of Florida against one of our subsidiaries by a plaintiff purporting to represent a nationwide class of individuals "who have purchased skin care products from Defendant that have been falsely advertised to have an 'anti-aging' or youth-inducing benefit or effect." The plaintiff seeks injunctive relief as well as compensatory and punitive damages under a number of theories. Two of our department store customers were added as defendants in an amended complaint filed in August 2005. In September 2005, we moved to dismiss that complaint. As a result, plaintiff dismissed all of her original claims and filed an amended complaint under the Florida Deceptive Trade Practices Act. We again have filed a motion to dismiss, for which briefing was concluded in December 2005. While no assurance can be given as to the ultimate outcome, management believes that the resolution of this lawsuit will not have a material adverse effect on our consolidated financial condition.

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

During the three months ended December 31, 2005, the holders set forth in the table converted shares of Class B Common Stock into Class A Common Stock on the dates set forth in the table below:

  Stockholder That Converted Class B
    Common Stock to Class A Common                                                       Number of Shares Converted/
               Stock                                 Date of Conversion                           Received
---------------------------------------       ---------------------------------       --------------------------------
Ronald S. Lauder                                                    10/18/2005                                250,000

Share Repurchase Program

Information required by this item is set forth in Part I Item 2 of this Quarterly Report on Form 10-Q under the caption "Liquidity and Capital Resources
- Share Repurchase Program" and is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

     (a) The Annual Meeting of Stockholders of the Company was held on November 10, 2005.

     (b)      The following directors were re-elected at the Annual Meeting of
              Stockholders: Charlene Barshefsky, Leonard A. Lauder, Ronald S. Lauder and Marshall Rose as Class III Directors for a term expiring at the 2008 Annual Meeting. The Class I Directors, whose terms expire at the 2006 Annual Meeting, are Rose Marie Bravo, Mellody Hobson, Irvine O. Hockaday, Jr. and Barry S. Sternlicht. The Class II Directors, whose terms expire at the 2007 Annual Meeting, are Aerin Lauder, William P. Lauder, Richard D. Parsons and Lynn Forester de Rothschild.

     (c) (i) Each person re-elected as a director at the Annual Meeting received the number of votes (shares Class B Common Stock are entitled to ten votes per share) indicated beside his or her name:

                            Name                           Votes For                     Votes Withheld
                 --------------------------       --------------------------       -------------------------
                 Charlene Barshefsky                            926,683,276                      43,031,084
                 Leonard A. Lauder                              926,226,264                      43,488,096
                 Ronald S. Lauder                               933,624,783                      36,089,577
                 Marshall Rose                                  958,387,649                      11,326,711



                 (ii) 893,697,219 votes (shares of Class B Common Stock are entitled to ten votes per share) were cast for and 60,833,473 votes were cast against the approval of the Amended and Restated Fiscal 2002 Share Incentive Plan. There were 359,621 abstentions and 14,824,047 broker nonvotes.

                 (iii) 969,263,763 votes (shares of Class B Common Stock are entitled to ten votes per share) were cast for and 397,978 votes were cast against the ratification of the appointment of KPMG LLP as independent auditors of the Company for the 2006 fiscal year. There were 52,619 abstentions and no broker nonvotes.

     (d)      Not applicable

                         THE ESTEE LAUDER COMPANIES INC.

                           PART II. OTHER INFORMATION

Item 6. Exhibits.


     Exhibit
      Number                           Description
      ------                           -----------
       10.1 The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as exhibit 10.1 to our Current Report on Form 8-K filed on November 17, 2005).*+
       10.2 Amendment to Employment Agreement, dated as of November 16, 2005 to the Employment Agreement, dated as of July 1, 2000, as amended as of July 1, 2002 between The Estee Lauder Companies Inc. and Leonard A. Lauder (filed as exhibit 10.2 to our Current Report on Form 8-K filed on November 17,
                    2005).*+
       31.1         Certification pursuant to Rule 13a-14(a) (CEO).
       31.2         Certification pursuant to Rule 13a-14(a) (CFO).
       32.1         Certification pursuant to Rule 13a-14(b) and 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)
       32.2         Certification pursuant to Rule 13a-14(b) and 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

-----------------

* Incorporated herein by reference.
+ Exhibit is a management contract or compensatory plan or arrangement.

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              THE ESTEE LAUDER COMPANIES INC.



Date:  January 26, 2006                By:     /s/Richard W. Kunes
                                               -------------------
                                                  Richard W. Kunes
                                              Executive Vice President
                                             and Chief Financial Officer
                                              (Principal Financial and
                                                 Accounting Officer)

                         THE ESTEE LAUDER COMPANIES INC.

                                INDEX TO EXHIBITS


     Exhibit
     Number                          Description
     ------                          -----------
       10.1 The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as exhibit 10.1 to our Current Report on Form 8-K filed on November 17, 2005).*+
       10.2 Amendment to Employment Agreement, dated as of November 16, 2005 to the Employment Agreement, dated as of July 1, 2000, as amended as of July 1, 2002 between The Estee Lauder Companies Inc. and Leonard A. Lauder (filed as exhibit 10.2 to our Current Report on Form 8-K filed on November 17,
                   2005).*+
       31.1        Certification pursuant to Rule 13a-14(a)(CEO).
       31.2        Certification pursuant to Rule 13a-14(a)(CFO).
       32.1        Certification pursuant to Rule 13a-14(b)and 18 U.S.C.
                   Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)
       32.2        Certification pursuant to Rule 13a-14(b) and 18 U.S.C.
                   Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

-----------------

* Incorporated herein by reference.
+ Exhibit is a management contract or compensatory plan or arrangement.