Form 10-Q
period 2006-03-31
ESTEE LAUDER COMPANIES INC
filed 2006-05-04
CIK 1001250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q


   (Mark One)
       X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       -
               Exchange Act of 1934

             For the quarterly period ended March 31, 2006

                                       OR

       - Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
Yes X   No
    -      -
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
one): Large accelerated filer X  Accelerated filer     Non-accelerated filer
                              -                    -                         -

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes      No  X
                                      -       -
At May 1, 2006, 126,489,963 shares of the registrant's Class A Common Stock, $.01 par value, and 85,700,901 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding.

                         THE ESTEE LAUDER COMPANIES INC.

                                      Index
                                                                            Page
                                                                            ----

Part I. Financial Information

Item 1. Financial Statements

         Consolidated Statements of Earnings --
                     Three and Nine Months Ended March 31, 2006 and 2005      2

         Consolidated Balance Sheets --
                  March 31, 2006 and June 30, 2005                            3

         Consolidated Statements of Cash Flows --
                  Nine Months Ended March 31, 2006 and 2005                   4

         Notes to Consolidated Financial Statements                           5

Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               20

Item 3. Quantitative and Qualitative Disclosures About Market Risk            37

Item 4. Controls and Procedures                                               37

Part II. Other Information

Item 1. Legal Proceedings                                                     38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           41

Item 6. Exhibits                                                              41

Signatures                                                                    42

                         THE ESTEE LAUDER COMPANIES INC.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                    Three Months Ended         Nine Months Ended
                                                         March 31                   March 31
                                                  -----------------------    -----------------------

                                                     2006         2005          2006         2005
                                                  ----------    ----------   ----------   ----------
                                                        (In millions, except per share data)

Net Sales                                         $  1,578.2    $  1,525.3   $  4,859.2   $  4,751.9

Cost of Sales                                          411.5         383.7      1,289.5      1,235.3
                                                  ----------    ----------   ----------   ----------

Gross Profit                                         1,166.7       1,141.6      3,569.7      3,516.6
                                                  ----------    ----------   ----------   ----------

Operating expenses:
   Selling, general and administrative                 998.8         962.8      3,044.4      2,948.8
   Special charges related to cost savings
     initiative                                         51.6            --         53.2           --
                                                  ----------    ----------   ----------   ----------
                                                     1,050.4         962.8      3,097.6      2,948.8
                                                  ----------    ----------   ----------   ----------

Operating Income                                       116.3         178.8        472.1        567.8

Interest expense, net                                    6.6           3.3         19.1         10.7
                                                  ----------    ----------   ----------   ----------
Earnings before Income Taxes, Minority
   Interest and Discontinued Operations                109.7         175.5        453.0        557.1

Provision for income taxes                              43.4          65.7        169.4        208.3
Minority interest, net of tax                           (3.1)         (2.2)        (8.2)        (5.8)
                                                  ----------    ----------   ----------   ----------
Net Earnings from Continuing Operations                 63.2         107.6        275.4        343.0

Discontinued operations, net of tax                     (3.7)         (1.4)       (75.7)        (3.5)
                                                  ----------    ----------   ----------   ----------
Net Earnings                                      $     59.5    $    106.2   $    199.7   $    339.5
                                                  ==========    ==========   ==========   ==========

Basic net earnings per common share:
   Net earnings from continuing operations        $      .30    $      .48   $     1.27   $     1.52
   Discontinued operations, net of tax                  (.02)         (.01)        (.35)        (.02)
                                                  ----------    ----------   ----------   ----------
   Net earnings                                   $      .28    $      .47   $      .92   $     1.50
                                                  ==========    ==========   ==========   ==========

Diluted net earnings per common share:
   Net earnings from continuing operations        $      .29    $      .47   $     1.26   $     1.50
   Discontinued operations, net of tax                  (.01)         (.01)        (.35)        (.02)
                                                  ----------    ----------   ----------   ----------
   Net earnings                                   $      .28    $      .46   $      .91   $     1.48
                                                  ==========    ==========   ==========   ==========

Weighted average common shares outstanding:
   Basic                                               212.4         225.5        215.9        226.1
   Diluted                                             214.9         228.7        218.4        229.7

Cash dividends declared per share                 $       --    $       --   $      .40   $      .40



                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                   March 31           June 30
                                                                                     2006               2005
                                                                               -----------------   ---------------
                                                                                  (Unaudited)
                                                                                         ($ in millions)
                                   ASSETS
Current Assets
Cash and cash equivalents                                                      $           268.3   $         553.3
Accounts receivable, net                                                                   900.1             776.6
Inventory and promotional merchandise, net                                                 718.1             768.3
Prepaid expenses and other current assets                                                  256.7             204.4
Assets held for sale                                                                        27.3                --
                                                                               -----------------   ---------------
     Total current assets                                                                2,170.5           2,302.6
                                                                               -----------------   ---------------

Property, Plant and Equipment, net                                                         709.0             694.2
                                                                               -----------------   ---------------

Other Assets
Investments, at cost or market value                                                        11.5              12.3
Goodwill                                                                                   635.9             720.6
Other intangible assets, net                                                                72.4              71.8
Other assets, net                                                                           97.7              84.3
                                                                               -----------------   ---------------
     Total other assets                                                                    817.5             889.0
                                                                               -----------------   ---------------
        Total assets                                                           $         3,697.0   $       3,885.8
                                                                               =================   ===============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term debt                                                                $           119.1   $         263.6
Accounts payable                                                                           239.5             249.4
Accrued income taxes                                                                       133.1             109.9
Other accrued liabilities                                                                  956.5             874.8
Liabilities related to assets held for sale                                                 12.2                --
                                                                               -----------------   ---------------
     Total current liabilities                                                           1,460.4           1,497.7
                                                                               -----------------   ---------------

Noncurrent Liabilities
Long-term debt                                                                             436.3             451.1
Other noncurrent liabilities                                                               239.9             228.4
                                                                               -----------------   ---------------
     Total noncurrent liabilities                                                          676.2             679.5
                                                                               -----------------   ---------------

Minority Interest                                                                           22.0              15.8
                                                                               -----------------   ---------------

Stockholders' Equity
Common stock, $.01 par value; 650,000,000 shares Class A authorized; shares issued: 163,688,623 at March 31, 2006 and 159,837,545 at June 30, 2005;
  240,000,000 shares Class B authorized; shares issued and outstanding:
  85,700,901 at March 31, 2006 and 87,640,901 at June 30, 2005                               2.5               2.5
Paid-in capital                                                                            549.0             465.2
Retained earnings                                                                        2,317.4           2,203.2
Accumulated other comprehensive income                                                       9.3               9.4
                                                                               -----------------   ---------------
                                                                                         2,878.2           2,680.3
Less: Treasury stock, at cost; 37,206,292 Class A shares at
   March 31, 2006 and 27,174,160 Class A shares at June 30, 2005                        (1,339.8)           (987.5)
                                                                               -----------------   ---------------
     Total stockholders' equity                                                          1,538.4           1,692.8
                                                                               -----------------   ---------------
        Total liabilities and stockholders' equity                             $         3,697.0   $       3,885.8
                                                                               =================   ===============

                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                           March 31
                                                                              -----------------------------------

                                                                                  2006                    2005
                                                                              ------------           ------------
                                                                                         (In millions)
                                                                                                          Revised
Cash Flows from Operating Activities                                                                      -------
 Net earnings                                                                 $      199.7           $      339.5
   Adjustments to reconcile net earnings to net cash flows provided by operating activities:
     Depreciation and amortization                                                   147.0                  144.0
     Deferred income taxes                                                           (57.5)                  36.1
     Minority interest, net of tax                                                     8.2                    5.8
     Non-cash stock compensation                                                      29.5                   (1.2)
     Excess tax benefits from stock-based compensation arrangements                   (6.3)                    --
     Loss on disposal of fixed assets                                                  7.0                    8.3
     Discontinued operations, net of tax                                              75.7                     --
     Other non-cash items                                                              0.6                    0.9
   Changes in operating assets and liabilities:
     Increase in accounts receivable, net                                           (136.7)                (215.2)
     Decrease (increase) in inventory and promotional merchandise, net                36.1                  (41.2)
     Decrease (increase) in other assets, net                                        (28.2)                   1.2
     Decrease in accounts payable                                                     (7.6)                 (31.7)
     Increase in accrued income taxes                                                 59.4                   37.1
     Increase in other accrued liabilities                                           110.2                    6.9
     Increase in other noncurrent liabilities                                         39.2                    5.2
                                                                              ------------           ------------
      Net cash flows provided by operating activities of continuing operations       476.3                  295.7
      Net cash flows used for operating activities of discontinued operations         (6.8)                  (0.9)
                                                                              ------------           ------------
      Net cash flows provided by operating activities                                469.5                  294.8
                                                                              ------------           ------------

Cash Flows from Investing Activities
   Capital expenditures                                                             (170.1)                (162.5)
   Capital expenditures of discontinued operations                                    (0.2)                    --
   Acquisition of businesses, net of cash acquired                                   (49.2)                  (6.9)
   Proceeds from disposition of long-term investments                                  0.5                     --
   Purchases of long-term investments                                                 (0.1)                  (0.3)
                                                                              ------------           ------------
      Net cash flows used for investing activities                                  (219.1)                (169.7)
                                                                              ------------           ------------

Cash Flows from Financing Activities
   Increase (decrease) in short-term debt, net                                       (48.9)                   8.3
   Repayments and redemptions of long-term debt                                      (96.4)                  (0.7)
   Net proceeds from stock-based compensation transactions                            43.8                   74.4
   Excess tax benefits from stock-based compensation arrangements                      6.3                     --
   Payments to acquire treasury stock                                               (352.5)                (217.1)
   Dividends paid to stockholders                                                    (85.4)                 (90.1)
   Distributions made to minority holders of consolidated subsidiaries                (2.0)                  (3.2)
                                                                              ------------           ------------
      Net cash flows used for financing activities                                  (535.1)                (228.4)
                                                                              ------------           ------------

Effect of Exchange Rate Changes on Cash and Cash Equivalents                          (0.3)                   9.7
                                                                              ------------           ------------

   Net Decrease in Cash and Cash Equivalents                                        (285.0)                 (93.6)
   Cash and Cash Equivalents at Beginning of Period                                  553.3                  611.6
                                                                              ------------           ------------
   Cash and Cash Equivalents at End of Period                                 $      268.3           $      518.0
                                                                              ============           ============

                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of The Estee Lauder Companies Inc. and its subsidiaries (collectively, the "Company") as continuing operations, with the exception of the operating results of its reporting unit that markets and sells Stila brand products, which have been reflected as discontinued operations for the three and nine-month periods ended March 31, 2006 and 2005. All significant intercompany balances and transactions have been eliminated.

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

Net Earnings Per Common Share

For the three and nine-month periods ended March 31, 2006 and 2005, net earnings per common share ("basic EPS") is computed by dividing net earnings by the weighted-average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions). Net earnings per common share assuming dilution ("diluted EPS") is computed by reflecting potential dilution from stock-based awards.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

                                                                     Three Months Ended       Nine Months Ended
                                                                          March 31                March 31
                                                                    ---------------------    ---------------------

                                                                      2006        2005         2006        2005
                                                                    ---------   ---------    ---------   ---------

                                                                                      (Unaudited)
                                                                        (In millions, except per share data)
Numerator:
Net earnings from continuing operations                             $    63.2   $   107.6    $   275.4   $   343.0
Discontinued operations, net of tax                                      (3.7)       (1.4)       (75.7)       (3.5)
                                                                    ---------   ---------    ---------   ---------
Net earnings                                                        $    59.5   $   106.2    $   199.7   $   339.5
                                                                    =========   =========    =========   =========

Denominator:
Weighted average common shares outstanding - Basic                      212.4       225.5        215.9       226.1
Effect of dilutive securities: Stock options and
  restricted share units                                                  2.5         3.2          2.5         3.6
                                                                    ---------   ---------    ---------   ---------
Weighted average common shares outstanding - Diluted                    214.9       228.7        218.4       229.7
                                                                    =========   =========    =========   =========

Basic net earnings per common share:
Net earnings from continuing operations                             $     .30   $     .48    $    1.27   $    1.52
Discontinued operations, net of tax                                      (.02)       (.01)        (.35)       (.02)
                                                                    ---------   ---------    ---------   ---------
Net earnings                                                        $     .28   $     .47    $     .92   $    1.50
                                                                    =========   =========    =========   =========

Diluted net earnings per common share:
Net earnings from continuing operations                             $     .29   $     .47    $    1.26   $    1.50
Discontinued operations, net of tax                                      (.01)       (.01)        (.35)       (.02)
                                                                    ---------   ---------    ---------   ---------
Net earnings                                                        $     .28   $     .46    $     .91   $    1.48
                                                                    =========   =========    =========   =========


                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2006 and 2005, outstanding options to purchase 15.2 million and
6.7 million shares, respectively, of Class A Common Stock were not included in the computation of diluted EPS because the exercise prices of those options were greater than the average market price of the common stock and their inclusion would be anti-dilutive.

Stock-Based Compensation

As of March 31, 2006, the Company had established a number of share incentive programs as discussed in more detail in Note 3 - Stock Programs. Prior to fiscal 2006, the Company applied the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense was recognized if the exercise price of the Company's employee stock options equaled the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost was recognized in the accompanying consolidated statements of earnings prior to fiscal year 2006 on stock options granted to employees, since all options granted under the Company's share incentive programs had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"). This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and supersedes APB No. 25. SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosures in prior periods. SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. For the nine months ended March 31, 2006, this new treatment resulted in cash flows from financing activities of $6.3 million, which reduced cash flows from operating activities by the same amount.

Statement of Cash Flows

As of March 31, 2006, the Company has separately disclosed the operating and investing portion of cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount. The Company will also conform its full year statements of cash flows beginning with its next Annual Report on Form 10-K. These revisions will reflect the reclassification of cash flows used for discontinued operations from a single line below the financing activities category into the appropriate operating activity and investing activity categories. The amounts to be reclassified are $1.1 million and $2.5 million for the fiscal years ended June 30, 2005 and 2004, respectively. Certain other prior period cash flows have been revised to conform to the current period presentation.

Supplemental cash flow information for the nine months ended March 31, 2006 and 2005 is as follows:

                                                                                2006                     2005
                                                                           --------------            --------------

                                                                                          (Unaudited)
                                                                                         (In millions)
Cash paid during the period for interest                                   $         27.1            $         16.1
                                                                           ==============            ==============
Cash paid during the period for income taxes                               $        152.2            $        127.4
                                                                           ==============            ==============
Incremental tax benefit from the exercise of stock options                 $          4.5            $         26.0
                                                                           ==============            ==============
Liability associated with acquisition of business                          $           --            $          5.6
                                                                           ==============            ==============
Capital lease obligations incurred                                         $          0.3            $          6.9
                                                                           ==============            ==============
Accrued dividend equivalents                                               $          0.1            $           --
                                                                           ==============            ==============

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions of $31.3 million and $28.9 million as of March 31, 2006 and June 30, 2005, respectively.

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



                                                                               March 31                 June 30
                                                                                 2006                     2005
                                                                            --------------          --------------
                                                                              (Unaudited)
                                                                                         (In millions)
Inventory and promotional merchandise consists of:
   Raw materials                                                            $        129.6          $        149.9
   Work in process                                                                    30.4                    43.2
   Finished goods                                                                    407.8                   403.4
   Promotional merchandise                                                           150.3                   171.8
                                                                            --------------          --------------
                                                                            $        718.1          $        768.3
                                                                            ==============          ==============

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

                                                                               March 31                 June 30
                                                                                 2006                     2005
                                                                            --------------          --------------
                                                                              (Unaudited)
                                                                                         (In millions)
Assets (Useful Life)
   Land                                                                     $         13.6           $        13.6
   Buildings and improvements (10 to 40 years)                                       159.3                   160.8
   Machinery and equipment (3 to 10 years)                                           770.3                   721.2
   Furniture and fixtures (5 to 10 years)                                            111.2                   109.1
   Leasehold improvements                                                            751.9                   703.9
                                                                            --------------           -------------
                                                                                   1,806.3                 1,708.6
   Less accumulated depreciation and amortization                                  1,097.3                 1,014.4
                                                                            --------------           -------------
                                                                            $        709.0           $       694.2
                                                                            ==============           =============

Depreciation and amortization of property, plant and equipment was $48.1 million and $47.1 million during the three months ended March 31, 2006 and 2005, respectively, and $140.8 million and $136.0 million during the nine months ended March 31, 2006 and 2005, respectively. Depreciation and amortization related to our manufacturing process is included in cost of sales and all other depreciation and amortization is included in selling, general and administrative expenses in the accompanying consolidated statements of earnings.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Other Intangible Assets

In January 2006, the Company acquired a salon operations business in the United Kingdom resulting in an increase to goodwill of $2.1 million.

In December 2005, the Company settled its obligation, recorded as goodwill at June 30, 2005, related to an earn-out provision in the Company's fiscal 2000 acquisition of Jo Malone Limited.

In October 2005, the Company acquired a business engaged in the wholesale distribution of Aveda products resulting in an increase to goodwill of $5.7 million.

In September 2005, as a result of the Company's commitment to sell the assets and operations of its reporting unit that markets and sells Stila brand products, $91.3 million of goodwill was reclassified to Assets Held For Sale on the accompanying consolidated balance sheet. Refer to Note 4 - Discontinued Operations and Assets Held For Sale for further discussion.

Debt

On March 24, 2006, the Company entered into a 3.0 billion yen revolving credit facility that expires on March 24, 2009. The interest rate on borrowings under the credit facility is based on TIBOR (Tokyo Interbank Offered Rate) and a 10 basis point facility fee is incurred on the undrawn balance. The Company borrowed 3.0 billion yen under the new facility on March 28, 2006 to repay the previously outstanding 3.0 billion yen term loan that was to mature on that date. The outstanding balance ($25.6 million at the exchange rate at March 31, 2006) is classified as short-term debt on the accompanying consolidated balance sheet.

In October 2005, the Company redeemed the remaining $68.4 million of the 2015 Preferred Stock.

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

The components of net periodic benefit cost for the three months ended March 31, 2006 and 2005 consisted of the following:

                                                                                                    Other than
                                                     Pension Plans                                 Pension Plans
                                 -------------------------------------------------------     -------------------------
                                           U.S.                     International                  Postretirement
                                 -------------------------     -------------------------     -------------------------


                                    2006           2005           2006           2005           2006           2005
                                 ----------     ----------     ----------     ----------     ----------    -----------
(Unaudited)
(In millions)
Service cost, net                $      5.4     $      4.8     $      3.0     $      2.8     $      1.1    $       0.8
Interest cost                           5.3            5.3            2.4            2.5            1.3            1.0
Expected return on plan assets         (6.2)          (6.0)          (2.8)          (2.9)            --             --
Amortization of:
   Prior service cost                   0.2            0.1            0.1            0.1             --             --
   Actuarial loss                       1.5            1.2            2.0            1.0            0.3             --
   Settlements and curtailments          --             --             --             --             --             --
                                 ----------     ----------     ----------     ----------     ----------    -----------
Net periodic benefit cost        $      6.2     $      5.4     $      4.7     $      3.5     $      2.7    $       1.8
                                 ==========     ==========     ==========     ==========     ==========    ===========

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic benefit cost for the nine months ended March 31, 2006 and 2005 consisted of the following:

                                                                                                 Other than
                                                     Pension Plans                              Pension Plans
                                 ------------------------------------------------------      -------------------------
                                           U.S.                     International               Postretirement
                                 -------------------------     -------------------------     -------------------------

                                    2006           2005           2006           2005            2006          2005
                                 ----------     ----------     ----------     ----------     ----------     ----------
(Unaudited)
(In millions)
Service cost, net                $     16.1     $     14.5     $      9.0     $      8.5     $      3.4     $      2.4
Interest cost                          15.9           15.9            7.3            7.4            3.8            3.0
Expected return on plan assets        (18.7)         (18.1)          (8.6)          (8.4)            --             --
Amortization of:
   Prior service cost                   0.6            0.4            0.2            0.2             --             --
   Actuarial loss                       4.6            3.4            6.2            3.0            0.9             --
   Settlements and curtailments          --             --            0.2             --             --             --
                                 ----------     ----------     ----------     ----------     ----------     ----------
Net periodic benefit cost        $     18.5     $     16.1     $     14.3     $     10.7     $      8.1     $      5.4
                                 ==========     ==========     ==========     ==========     ==========     ==========

The Company previously disclosed in its consolidated financial statements for the fiscal year ended June 30, 2005 that it did not expect to make any cash contributions to its U.S. pension plan but expected to contribute $19.9 million to its international pension plans during the fiscal year ending June 30, 2006. As of March 31, 2006, there have not been material changes to the expected contributions for the U.S. pension plan. However, the expected contributions to the international pension plans are anticipated to increase $1.9 million to a total of $21.8 million for the fiscal year ending June 30, 2006.

Common Stock

During the nine months ended March 31, 2006, 1,940,000 shares of the Company's Class B Common Stock were converted into Class A Common Stock. There is no cash or other consideration paid by the holder converting the shares and, accordingly, there is no cash or other consideration received by the Company.

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

Stock-Based Compensation
------------------------
With the adoption of SFAS No. 123(R) on July 1, 2005, the Company is required to record the fair value of stock-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which make them critical accounting estimates.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company uses an expected stock-price volatility assumption that is a combination of both current and historical implied volatilities of the underlying stock which are obtained from public data sources. This approach is used as a predictor of future realized and implied volatilities and is directly relevant for valuing stock options. For stock option grants issued during the three and nine months ended March 31, 2006, the Company used a weighted-average expected stock-price volatility of 25% and 23%, respectively, based upon the implied volatility at the time of issuance.

With regard to the weighted-average option life assumption, the Company considers the exercise behavior of past grants and models the pattern of aggregate exercises. Patterns are determined on specific criteria of the aggregate pool of optionees including the reaction to vesting, realizable value, long-run exercise propensity, pent-up demand, stock run-up effect and short-time-to-maturity effect. For stock option grants issued during the three and nine months ended March 31, 2006, the Company used a weighted-average expected option life assumption of approximately 8 years.

Income Taxes
------------
The Company provides tax reserves for Federal, state, local and international exposures relating to audit results, tax planning initiatives and compliance responsibilities. The development of these reserves requires judgments about tax issues, potential outcomes and timing, and is a subjective critical estimate. Although the outcome of tax audits is uncertain, in management's opinion, adequate provisions for income taxes have been made for known and determinable liabilities emanating from these reviews. If actual outcomes differ materially from these estimates, they could have a material impact on the Company's results of operations.

The Internal Revenue Service ("IRS") has completed and closed its audits of the Company's consolidated Federal income tax returns through fiscal 1997. The Company is presently under examination by the IRS for fiscal years 1998 through 2001. During the current period, the Company entered into discussions with the IRS regarding several issues that have been raised during their examination. The effective tax rates include the Company's best estimates of the probable loss or favorable resolution of certain of the issues currently under discussion with the IRS. The final settlement of the remaining issues, which include transfer pricing and foreign tax credit calculations, is subject to further discussions, negotiations, review and computations. While it is probable that additional tax liabilities will result from the conclusion of the IRS examination, due to the complexity of the issues still under discussion, an estimate of the final outcome cannot be made at this time. The Company expects to conclude these discussions in conjunction with the finalization of the field examination portion of the audit in the fourth quarter of fiscal 2006.

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

In October 2005, the FASB issued FSP No. FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period" ("FSP No. 13-1"), to give guidance to a lessee on determining whether rental costs associated with operating leases may be capitalized during a construction period. Specifically, the FSP stipulates that such costs shall be (a) recognized as rental expense, (b) included in income from continuing operations, and (c) allocated over the lease term according to the guidance in SFAS No. 13, "Accounting for Leases," and FASB Technical Bulletin No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases." The guidance in FSP No. FAS 13-1 is effective for the first reporting period beginning after December 15, 2005, with early adoption permitted for financial statements or interim financial statements that have not yet been issued. The Company already accounts for such rental costs in accordance with FSP No. 13-1; therefore the issuance of this FSP did not have an additional impact on the Company's consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2005, the FASB issued FSP No. FAS 123(R)-2, "Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)," to provide guidance on determining the grant date for an award as defined in SFAS No. 123(R). This FSP stipulates that assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award's approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant, and
(b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The Company applied the principles set forth in this FSP upon its adoption of SFAS No. 123(R).

In November 2005, the FASB issued FSP Nos. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," to give guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other than temporary, and on measuring such impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP Nos. FAS 115-1 and FAS 124-1 applies to reporting periods beginning after December 15, 2005, although earlier application was permitted. This FSP did not have a material impact on the Company's consolidated financial statements.

In November 2005, the FASB published FSP No. FAS 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards," to provide an alternative transition method for accounting for the tax effects of share-based payment awards to employees. The FASB learned, subsequent to adoption of SFAS No. 123(R), that a number of constituents did not have the information necessary to comply with the transition requirements of SFAS No. 123(R), and provided an elective alternative transition method in FSP No. FAS 123(R)-3. Entities can choose to follow either the transition guidance of SFAS No. 123(R) or the alternative transition method described in FSP No. FAS 123(R)-3. The guidance in FSP No. FAS 123(R)-3 became effective upon publication. The Company has applied the principles originally set forth in SFAS No. 123(R). Therefore, the guidance set forth in this FSP is not applicable to the Company.

In February 2006, the FASB issued FSP No. FAS 123(R)-4, "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event," to amend guidance in SFAS No. 123(R) on classifying options and similar instruments issued as part of employee compensation arrangements. This FSP revises the requirement in SFAS No. 123(R) that share options with contingent cash settlement features be classified as liabilities and re-measured to fair value each reporting period regardless of the event's likelihood of occurrence. Under FSP No. FAS 123(R)-4, companies shall classify these instruments as equity if the occurrence of such contingent event is not probable. Any awards that require cash settlement or permit cash settlement at the direction of the holder are classified as liabilities in the Company's consolidated financial statements. For all other awards, the discretion to allow cash settlement of the Company's stock-based compensation awards lies with the Company and are thus classified as equity.

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

Comprehensive income and its components, net of tax, are as follows:

                                                                 Three Months Ended        Nine Months Ended
                                                                      March 31                  March 31
                                                                ----------------------    ----------------------

                                                                   2006         2005         2006         2005
                                                                ---------    ---------    ---------    ---------
                                                                                  (Unaudited)
                                                                                 (In millions)


Net earnings                                                    $    59.5    $   106.2    $    199.7   $   339.5
                                                                ---------    ---------    ----------   ---------
Other comprehensive income (loss):
     Net unrealized investment gain                                   0.2          0.2           0.2         0.2
     Net derivative instruments gain (loss)                           0.7          3.3           0.8        (3.4)
     Translation adjustments                                         12.0         (8.2)         (1.1)       68.1
                                                                ---------    ---------    ----------   ---------

     Other comprehensive income (loss)                               12.9         (4.7)         (0.1)       64.9
                                                                ---------    ---------    ----------   ---------

Comprehensive income                                            $    72.4    $   101.5    $    199.6   $   404.4
                                                                =========    =========    ==========   =========

The accumulated net gain (loss) on derivative instruments consists of the following:

                                                                  Three Months Ended        Nine Months Ended
                                                                       March 31                 March 31
                                                                ----------------------    ----------------------

                                                                   2006        2005          2006        2005
                                                                ---------    ---------    ---------    ---------

                                                                                  (Unaudited)
                                                                                 (In millions)


OCI-derivative instruments, beginning of period                 $    12.0    $     3.5    $    11.9    $    10.2
                                                                ---------    ---------    ---------    ---------
     Gain (loss) on derivative instruments                            2.3          0.2          7.3        (13.6)
     Reclassification to earnings of net (gain) loss
      during the period                                              (1.2)         4.9         (6.7)         8.6
     Deferred income tax benefit (expense)                           (0.4)        (1.8)         0.2          1.6
                                                                ---------    ---------    ---------    ---------

     Net derivative instruments gain (loss)                           0.7          3.3          0.8         (3.4)
                                                                ---------    ---------    ---------    ---------

OCI-derivative instruments, end of period                       $    12.7    $     6.8    $    12.7    $     6.8
                                                                =========    =========    =========    =========

Of the $12.7 million, net of tax, derivative instrument gain recorded in OCI at the end of the current period, $9.2 million, net of tax, related to the October 2003 gain on the settlement of treasury lock agreements upon issuance of the Company's 5.75% Senior Notes due October 2033, which will be reclassified to earnings as an offset to interest expense over the life of the debt, and $3.5 million, net of tax, related to forward and option contracts which the Company will reclassify to earnings during the next fifteen months.

At the end of the prior period, the $6.8 million, net of tax, derivative instrument gain recorded in OCI included $8.9 million, net of tax, related to the October 2003 gain on the settlement of treasury lock agreements upon issuance of the Company's 5.75% Senior Notes due October 2033, which will be reclassified to earnings as an offset to interest expense over the life of the debt. This was offset by a $2.1 million loss, net of tax, related to forward and option contracts, which the Company is reclassifying to earnings through the fiscal year ending June 30, 2006.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Stock Programs

The Company has established the Amended and Restated Fiscal 2002 Share Incentive Plan, the Fiscal 1999 Share Incentive Plan, the Fiscal 1996 Share Incentive Plan and the Non-Employee Director Share Incentive Plan (collectively, the "Plans"). The Plans provide for the issuance of 40,750,000 shares to be granted in the form of stock-based awards to key employees, consultants and non-employee directors of the Company. As of March 31, 2006, 10,667,300 shares of Class A Common Stock were reserved and available to be granted pursuant to the Plans. In addition, pursuant to executive employment agreements, the Company provides for the issuance of 11,400,000 shares to be granted in the form of stock-based awards to certain key executives. The Company has reserved 660,400 shares of its Class A Common Stock pursuant to such agreements as of March 31, 2006. The Company may satisfy the obligation of its stock based compensation awards with either new or treasury shares. The Company's stock compensation awards outstanding at March 31, 2006 include stock options, Performance Share Units ("PSU"), Restricted Stock Units ("RSU") and share units.

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of, stock options, PSUs, RSUs and share units. Compensation expense attributable to net stock-based compensation in the three months ended March 31, 2006 was $5.8 million ($3.7 million after tax, or $0.02 for both basic and diluted net earnings per common share). Compensation expense attributable to net stock-based compensation in the nine months ended March 31, 2006 was $29.4 million ($19.2 million after tax, or $0.09 for both basic and diluted net earnings per common share). As of March 31, 2006, the total unrecognized compensation cost related to nonvested stock-based awards was $33.0 million and the related weighted-average period over which it is expected to be recognized is approximately 2.4 years.

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

The following table illustrates the effect on net earnings per common share as if the fair value method had been applied to all outstanding awards for the three and nine months ended March 31, 2005:

                                                             Three Months Ended             Nine Months Ended
                                                                March 31, 2005                 March 31, 2005
                                                           ------------------------       -----------------------
                                                                                  (Unaudited)
                                                                               ($ in millions)
Net earnings, as reported                                      $         106.2                 $       339.5
Deduct: Total stock-based compensation expense
        determined under fair value method for all awards,
        net of related tax effects                                        (4.7)                        (18.2)
                                                               ---------------                 -------------
Pro forma net earnings                                         $         101.5                 $       321.3
                                                               ===============                 =============

Earnings per common share:
   Net earnings per common share - Basic, as reported          $           .47                 $        1.50
                                                               ===============                 =============
   Net earnings per common share - Basic, pro forma            $           .45                 $        1.42
                                                               ===============                 =============

   Net earnings per common share - Diluted, as reported        $           .46                 $        1.48
                                                               ===============                 =============
   Net earnings per common share - Diluted, pro forma          $           .44                 $        1.39
                                                               ===============                 =============

                                      -13-

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

A summary of the Company's stock option programs as of March 31, 2006 and changes during the nine-month period then ended is presented below:

                                                                                                      Weighted-
                                                             Weighted-          Aggregate              Average
                                                              Average           Intrinsic         Contractual Life
                                                             Exercise            Value(1)            Remaining in
(Unaudited) (Shares in thousands)           Shares             Price          (in millions)             Years
---------------------------------------  -------------  -------------------  ------------------  -------------------

Outstanding at June 30, 2005                  27,344.7     $          38.42
   Granted at fair value                       1,880.6                35.54
   Exercised                                  (1,914.7)               22.90
   Expired                                      (163.8)               41.96
   Forfeited                                    (117.1)               37.98
                                         -------------
Outstanding at March 31, 2006                 27,029.7                39.30    $          71.0                   5.1
                                         =============                       ==================  ===================

Exercisable at March 31, 2006                 22,833.7                39.47    $          65.2                   4.4
                                         =============                       ==================  ===================

-----------------------------
(1)The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The exercise period for all stock options generally may not exceed ten years from the date of grant. Stock option grants to individuals generally become exercisable in three substantively equal tranches over a service period of up to four years.

The per-share weighted-average grant date fair value of stock options granted during the three months ended March 31, 2006 and 2005 was $13.15 and $16.35, respectively. The per-share weighted-average grant date fair value of stock options granted during the nine months ended March 31, 2006 and 2005 was $11.87 and $16.45, respectively. The total intrinsic value of stock options exercised during the three months ended March 31, 2006 and 2005 was $8.5 million and $20.7 million, respectively. The total intrinsic value of stock options exercised during the nine months ended March 31, 2006 and 2005 was $30.9 million and $66.7 million, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                              Three Months Ended
                                                                                   March 31
                                                                 ---------------------------------------------
(Unaudited)                                                             2006                     2005
------------------------------------------------------------     --------------------     --------------------
Weighted-average expected stock-price volatility                         25%                      31%
Weighted-average expected option life                                  8 years                  7 years
Average risk-free interest rate                                         4.5%                     4.1%
Average dividend yield                                                  1.2%                      .9%


                                                                              Nine Months Ended
                                                                                   March 31
                                                                 ---------------------------------------------
(Unaudited)                                                             2006                     2005
------------------------------------------------------------     --------------------     --------------------
Weighted-average expected stock-price volatility                         23%                      32%
Weighted-average expected option life                                  8 years                  7 years
Average risk-free interest rate                                         4.3%                     3.9%
Average dividend yield                                                   .9%                      .7%


In addition to awards made by the Company, stock options were assumed as part of the October 1997 acquisition of the companies that sold jane brand products. There were 4,100 options to acquire shares of the Company's Class A Common Stock outstanding and exercisable as of March 31, 2006 that will expire in October 2007.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Share Units

During the nine months ended March 31, 2006, the Company issued 111,100 PSUs, which will be settled in stock subject to the achievement of the Company's net sales and net earnings per share goals for the three years ending June 30, 2008. Settlement will be made pursuant to a range of opportunities relative to the net sales and earnings per share targets of the Company. No settlement will occur for results below the applicable minimum threshold and additional shares shall be issued if performance exceeds the targeted performance goals. PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSU. These awards are subject to the provisions of the agreement under which the PSUs are granted. The PSUs were valued at $35.00 per share representing the closing market value of the Company's Class A Common Stock on the date of grant and generally vest at the end of the performance period. The compensation cost of the PSUs is subject to adjustment based upon the attainability of the target goals.

The following is a summary of the status of the Company's PSUs as of March 31, 2006 and activity during the nine months then ended:

                                                                                        Weighted-Average
                                                                                           Grant Date
(Unaudited) (Shares in thousands)                                 Shares                   Fair Value
-------------------------------------------------------    --------------------      -----------------------
Nonvested at June 30, 2005                                                   --      $                    --
   Granted                                                                111.1                        35.00
   Vested                                                                    --                           --
   Forfeited                                                                 --                           --
                                                           --------------------      -----------------------
Nonvested at March 31, 2006                                               111.1      $                 35.00
                                                           ====================      =======================

Restricted Stock Units

The Company issued 111,100 RSUs during the nine months ended March 31, 2006. RSUs vest in one-third increments on or about October 31, 2006, 2007 and 2008, subject to the continued employment of the grantee. RSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the RSU. These awards are subject to the provisions of the agreement under which the RSUs are granted. The RSUs were valued at $35.00 per share representing the closing market value of the Company's Class A Common Stock on the date of grant.

The following is a summary of the status of the Company's RSUs as of March 31, 2006 and activity during the nine months then ended:


                                                                                        Weighted-Average
                                                                                           Grant Date
(Unaudited) (Shares in thousands)                                 Shares                   Fair Value
-------------------------------------------------------    --------------------      -----------------------
Nonvested at June 30, 2005                                                   --      $                    --
   Granted                                                                111.1                        35.00
   Vested                                                                    --                           --
   Forfeited                                                                 --                           --
                                                           --------------------      -----------------------
Nonvested at March 31, 2006                                               111.1      $                 35.00
                                                           ====================      =======================

                                      -15-

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share Units

Certain non-employee directors defer cash compensation in the form of share units which are granted under the Non-Employee Director Share Incentive Plan and will be converted into shares of Class A Common Stock as provided for in that plan. Share units are accompanied by dividend equivalent rights that are converted to additional share units when such dividends are declared. The following is a summary of the status of the Company's share units as of March 31, 2006 and activity during the nine months then ended:

                                                                                        Weighted-Average
                                                                                           Grant Date
(Unaudited) (Shares in thousands)                                 Shares                   Fair Value
-------------------------------------------------------    --------------------      -----------------------
Outstanding at June 30, 2005                                                7.7      $                 39.13
   Granted                                                                  5.2                        33.45
   Dividend equivalents                                                     0.2                        33.40
   Converted                                                                 --                           --
                                                           --------------------      -----------------------
Outstanding at March 31, 2006                                              13.1      $                 36.79
                                                           ====================      =======================

Cash Units

Certain non-employee directors defer cash compensation in the form of cash payout share units, which are not subject to the Plans. These share units are classified as liabilities and, as such, their fair value is adjusted to reflect the current market value of the Company's Class A Common Stock. The Company recorded $0.3 million and $0.1 million as compensation expense to reflect additional deferrals and the change in the market value for the three months ended March 31, 2006 and 2005, respectively. Compensation expense for the nine months ended March 31, 2006 and 2005 was $0.3 million and $0.2 million, respectively.

Note 4 - Discontinued Operations and Assets Held For Sale

On September 30, 2005, the Company committed to a plan to sell the assets and operations of its reporting unit that markets and sells Stila brand products and to actively seek a buyer for the brand. Subsequent to March 31, 2006, the Company sold certain assets and operations of the Stila business, and pursuant to such sale, has agreed to divest itself of continuing involvement in the Stila business, except as discussed in Note 5 - Subsequent Event. As a result of the operations of this business through March 31, 2006, and in consideration of the then pending sale of certain assets and operations of this reporting unit, the Company recorded charges of $3.7 million (net of $24.5 million tax benefit) and $75.7 million (net of $40.7 million tax benefit) to discontinued operations for the three and nine months ended March 31, 2006, respectively. The charges reflect the anticipated loss on the disposition of the business of $0.8 million and $66.3 million, net of tax, for the three and nine months ended March 31, 2006, respectively, which represent adjustments to the fair value of assets held for sale, the costs to dispose of those assets not acquired by the purchaser and other costs anticipated in connection with the sale. The charges also include the operating losses of $2.9 million and $9.4 million, net of tax, for the three and nine months ended March 31, 2006, respectively. Net sales associated with the discontinued operations were $12.6 million and $38.3 million for the three and nine months ended March 31, 2006, respectively. All statements of earnings information for the prior periods has been restated for comparative purposes, including the restatement of the makeup product category and each of the geographic regions presented in Note 6 - Segment Data and Related Information.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assets and liabilities of the Stila brand are presented in the consolidated balance sheet under the captions "Assets held for sale" and "Liabilities related to assets held for sale." The carrying amounts of the major classes of these assets and liabilities were as follows:

                                                                                                   March 31
                                                                                                     2006
                                                                                              ------------------
                                                                                                 (Unaudited)
                                                                                                (In millions)
Assets
   Accounts receivable, net                                                                   $              6.0
   Inventory and promotional merchandise, net                                                               14.3
   Prepaid expenses and other current assets                                                                 0.1
   Property, plant and equipment, net                                                                        3.3
   Goodwill                                                                                                  3.6
                                                                                              ------------------
Assets held for sale                                                                          $             27.3
                                                                                              ==================

Liabilities
   Accounts payable                                                                           $              2.0
   Other accrued liabilities                                                                                10.2
                                                                                              ------------------
Liabilities related to assets held for sale                                                   $             12.2
                                                                                              ==================

Note 5 - Subsequent Event

On April 10, 2006 (the "Effective Date"), the Company completed the sale of certain assets and operations of the reporting unit that marketed and sold Stila brand products to Stila Corp. (the "Purchaser"), an affiliate of Sun Capital Partners, Inc., for consideration of $23.0 million. The sale price included cash of $9.3 million, a promissory note with a notional value of $13.3 million and a fair value of $11.0 million and convertible preferred stock with an aggregate liquidation preference of $5.0 million and a fair value of $2.7 million. Stila Corp. will immediately assume responsibility for all decisions regarding the operations of the Stila business.

As additional consideration for the purchased assets, and subject to the terms and conditions of the sale agreement, the Purchaser will pay the Company an amount equal to two percent of the annual net sales of the acquired business during the period commencing on the Effective Date and ending August 20, 2019. The Company will use these proceeds to satisfy its commitment under the 1999 agreement pursuant to which it originally purchased the Stila business.

As discussed in Note 4, at March 31, 2006 the Company recorded a loss related to the anticipated disposition of the Stila business. In connection with this transaction, the Company anticipates additional future losses of approximately $6 million, net of tax, substantially related to employee separation benefits, beginning in the fourth quarter of fiscal 2006 and continuing into fiscal 2007.

In order to facilitate the transition of the Stila business to the Purchaser, the Company will continue to provide certain information systems, accounting and other back office services to the Purchaser. The Company will receive monthly service fees, which are designed to recover the estimated costs of providing these transition services. The Company has also agreed with the Purchaser to provide certain distribution and online services. In both cases, the services will continue for a period of up to four months from the Effective Date, subject to an extension of two months at the request of the Purchaser. In addition, the Company agreed to manufacture and sell to the Purchaser a limited range of products for a period of up to four months following the Effective Date and, in the case of one product, of up to two years.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Segment Data and Related Information

Reportable operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the "Chief Executive") in deciding how to allocate resources and in assessing performance. Although the Company does business in one operating segment, beauty products, management also evaluates performance on a product category basis. Performance is measured based upon net sales and operating income (loss). Operating income (loss) represents earnings before income taxes, minority interest, net interest expense and discontinued operations. The accounting policies for the Company's reportable segment are substantially the same as those for the consolidated financial statements, as described in the segment data and related information footnote included in the Company's Annual Report on Form 10-K for the year ended June 30, 2005. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information is produced for the Chief Executive or included herein. There has been no significant variance in the total or long-lived asset value associated with the Company's segment data since June 30, 2005 other than the reduction of assets associated with discontinued operations.



                                                         Three Months Ended           Nine Months Ended
                                                              March 31                     March 31
                                                        ---------------------       ---------------------

                                                          2006        2005            2006        2005
                                                        ---------   ---------       ---------   ---------
                                                                           (Unaudited)
                                                                          (In millions)

PRODUCT CATEGORY DATA
   Net Sales:
     Skin Care                                          $   611.1   $   608.2       $ 1,778.6   $ 1,749.9
     Makeup                                                 634.9       615.3         1,882.1     1,779.4
     Fragrance                                              246.3       228.7           947.4       999.0
     Hair Care                                               80.3        67.3           229.9       202.0
     Other                                                    5.6         5.8            21.2        21.6
                                                        ---------   ---------       ---------   ---------
                                                        $ 1,578.2   $ 1,525.3       $ 4,859.2   $ 4,751.9
                                                        =========   =========       =========   =========
   Operating Income (Loss):
     Skin Care                                          $    80.3   $    89.3       $   252.4   $   275.0
     Makeup                                                  92.5        92.5           245.5       232.9
     Fragrance                                              (11.7)       (9.2)            5.2        40.3
     Hair Care                                                6.8         5.6            19.7        17.7
     Other                                                     --         0.6             2.5         1.9
     Special charges related to cost savings
      initiative                                            (51.6)         --           (53.2)         --
                                                        ---------   ---------       ---------   ---------
                                                            116.3       178.8           472.1       567.8
     Reconciliation:
       Interest expense, net                                 (6.6)       (3.3)          (19.1)      (10.7)
                                                        ---------   ---------       ---------   ---------
     Earnings before income taxes, minority             $   109.7   $   175.5       $   453.0   $   557.1
      interest and discontinued operations              =========   =========       =========   =========

GEOGRAPHIC DATA
   Net Sales:
     The Americas                                       $   870.1   $   838.7       $ 2,629.9   $ 2,588.7
     Europe, the Middle East & Africa                       501.5       493.4         1,577.9     1,541.8
     Asia/Pacific                                           206.6       193.2           651.4       621.4
                                                        ---------   ---------       ---------   ---------
                                                        $ 1,578.2   $ 1,525.3       $ 4,859.2   $ 4,751.9
                                                        =========   =========       =========   =========
   Operating Income (Loss):
     The Americas                                       $    99.2   $   115.9       $   259.2   $   310.4
     Europe, the Middle East & Africa                        54.9        52.7           209.3       211.8
     Asia/Pacific                                            13.8        10.2            56.8        45.6
     Special charges related to cost savings
      initiative                                            (51.6)         --           (53.2)         --
                                                        ---------   ---------       ---------   ---------
                                                        $   116.3   $   178.8       $   472.1   $   567.8
                                                        =========   =========       =========   =========

                                      -18-

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Cost Savings Initiative

As part of an initiative to reduce expenses, the Company commenced streamlined process and organizational changes. The principal component of the initiative is a voluntary separation program offered to employees. During the three and nine months ended March 31, 2006, the Company recorded charges of $51.6 million and $53.2 million, respectively, related to employee separation costs in connection with this cost savings initiative.

Note 8 - Legal Proceedings

On March 30, 2006, a purported securities class action complaint captioned Thomas S. Shin, et al. v. The Estee Lauder Companies Inc., et al., was filed against the Company and certain of its officers and directors (collectively the "Defendants") in the United States District Court for the Southern District of New York. The complaint alleges that Defendants made statements during the period April 28, 2005 to October 25, 2005 in press releases, the Company's public filings and during conference calls with analysts that were materially false and misleading and which artificially inflated the price of the Company's stock. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint also asserts that during the class period, certain executive officers and the trust for the benefit of a director sold shares of the Company's Class A Common Stock at artificially inflated prices. Three additional purported securities class action complaints were subsequently filed in the United States District Court for the Southern District of New York containing similar allegations. No motion to consolidate the actions, appoint lead plaintiff or for approval of the selection of lead counsel has yet been filed. The Defendants believe that the complaints are without merit and intend to defend these actions vigorously. The Company has received an informal request for information from the staff of the Securities and Exchange Commission regarding matters raised in the above complaints and the Company is cooperating.

On April 10, 2006, a shareholder derivative action complaint captioned Miriam Loveman v. Leonard A. Lauder, et al., was filed against certain of the Company's officers and all persons who were directors on that date (collectively the "Derivative Action Defendants") in the United States District Court for the Southern District of New York. The complaint alleges that Derivative Action Defendants breached their fiduciary duties to the Company based on the same alleged course of conduct identified in the securities actions described above. Derivative Action Defendants are currently seeking to have the derivative action transferred to the judge assigned to the securities class actions. Derivative Action Defendants similarly believe that this complaint is without merit and intend to defend the action vigorously.

                         THE ESTEE LAUDER COMPANIES INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results Of Operations
---------------------

We manufacture, market and sell beauty products, including those in the skin care, makeup, fragrance and hair care categories, which are distributed in over 130 countries and territories. The following is a comparative summary of operating results from continuing operations for the three and nine months ended March 31, 2006 and 2005, and reflects the basis of presentation described in
Note 1 of Notes to Consolidated Financial Statements - Summary of Significant Accounting Policies for all periods presented. Sales of products and services that do not meet our definition of skin care, makeup, fragrance or hair care have been included in the "other" category.


                                                    Three Months Ended                 Nine Months Ended
                                                         March 31                           March 31
                                                 -------------------------         --------------------------

                                                    2006            2005              2006            2005
                                                 ----------     ----------         ----------      ----------
                                                                        (In millions)
 NET SALES
    By Region:
      The Americas                               $    870.1     $    838.7         $  2,629.9      $  2,588.7
      Europe, the Middle East & Africa                501.5          493.4            1,577.9         1,541.8
      Asia/Pacific                                    206.6          193.2              651.4           621.4
                                                 ----------     ----------         ----------      ----------
                                                 $  1,578.2     $  1,525.3         $  4,859.2      $  4,751.9
                                                 ==========     ==========         ==========      ==========

    By Product Category:
      Skin Care                                  $    611.1     $    608.2         $  1,778.6      $  1,749.9
      Makeup                                          634.9          615.3            1,882.1         1,779.4
      Fragrance                                       246.3          228.7              947.4           999.0
      Hair Care                                        80.3           67.3              229.9           202.0
      Other                                             5.6            5.8               21.2            21.6
                                                 ----------     ----------         ----------      ----------
                                                 $  1,578.2     $  1,525.3         $  4,859.2      $  4,751.9
                                                 ==========     ==========         ==========      ==========
 OPERATING INCOME (LOSS)
    By Region:
      The Americas                               $     99.2     $    115.9         $    259.2      $    310.4
      Europe, the Middle East & Africa                 54.9           52.7              209.3           211.8
      Asia/Pacific                                     13.8           10.2               56.8            45.6
      Special charges related to cost
       savings initiative                             (51.6)            --              (53.2)             --
                                                 ----------     ----------         ----------      ----------
                                                 $    116.3     $    178.8         $    472.1      $    567.8
                                                 ==========     ==========         ==========      ==========

    By Product Category:
      Skin Care                                  $     80.3     $     89.3         $    252.4      $    275.0
      Makeup                                           92.5           92.5              245.5           232.9
      Fragrance                                       (11.7)          (9.2)               5.2            40.3
      Hair Care                                         6.8            5.6               19.7            17.7
      Other                                              --            0.6                2.5             1.9
      Special charges related to cost
       savings initiative                             (51.6)            --              (53.2)             --
                                                 ----------     ----------         ----------      ----------
                                                 $    116.3     $    178.8         $    472.1      $    567.8
                                                 ==========     ==========         ==========      ==========

                         THE ESTEE LAUDER COMPANIES INC.

The following table presents certain consolidated earnings data as a percentage of net sales:

                                                                 Three Months Ended         Nine Months Ended
                                                                      March 31                  March 31
                                                              ----------------------      ----------------------

                                                                2006          2005           2006         2005
                                                              --------      --------      ---------     --------

 Net sales                                                       100.0%        100.0%         100.0%       100.0%
 Cost of sales                                                    26.1          25.2           26.5         26.0
                                                              --------      --------      ---------     --------
 Gross profit                                                     73.9          74.8           73.5         74.0
                                                              --------      --------      ---------     --------
 Operating expenses:
    Selling, general and administrative                           63.2          63.1           62.7         62.1
    Special charges related to cost savings initiative             3.3            --            1.1           --
                                                              --------      --------      ---------     --------
                                                                  66.5          63.1           63.8         62.1
                                                              --------      --------      ---------     --------

 Operating income                                                  7.4          11.7            9.7         11.9
 Interest expense, net                                             0.4           0.2            0.4          0.2
                                                              --------      --------      ---------     --------
 Earnings before income taxes, minority interest and
  discontinued operations                                          7.0          11.5            9.3         11.7
 Provision for income taxes                                        2.8           4.3            3.5          4.4
 Minority interest, net of tax                                    (0.2)         (0.1)          (0.2)        (0.1)
                                                              --------      --------      ---------     --------

 Net earnings from continuing operations                           4.0           7.1            5.6          7.2
 Discontinued operations, net of tax                              (0.2)         (0.1)          (1.5)        (0.1)
                                                              --------      --------      ---------     --------
 Net earnings                                                      3.8%          7.0%           4.1%         7.1%
                                                              ========      ========      =========     ========

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

Third Quarter Fiscal 2006 as Compared with Third Quarter Fiscal 2005

Net Sales

Net sales increased 3% or $52.9 million to $1,578.2 million reflecting growth in all product categories and geographic regions. Product category results were led principally by makeup and fragrance, particularly in the Americas region, fueled by new product launches. International growth, particularly in the Europe, Middle East & Africa region, was tempered by the unfavorable effect of changes in exchange rates. Excluding the impact of foreign currency translation, net sales increased 6%.

Product Categories

Skin Care
Net sales of skin care products increased $2.9 million to $611.1 million. The recent launches of Resilience Lift Extreme Ultra Firming Cremes by Estee Lauder, and Turnaround Concentrate Visible Skin Renewer and Turnaround 15-Minute Facial by Clinique generated incremental sales of approximately $49 million. Sales of products in Clinique's 3-Step Skin Care System, bolstered by the introduction of Liquid Facial Soap, also contributed approximately $6 million to the increase. These contributions to net sales were partially offset by decreases in sales of certain existing products in the Resilience Lift, Perfectionist and Re-Nutriv lines by Estee Lauder, and Superdefense Triple Action Moisturizers SPF 25 by Clinique of approximately $46 million, collectively. Excluding the impact of foreign currency translation, skin care net sales increased 3%.

                         THE ESTEE LAUDER COMPANIES INC.

Makeup
Makeup net sales increased 3% or $19.6 million to $634.9 million primarily reflecting growth from our makeup artist brands of approximately $45 million, which offset challenges in certain of our core brands. Lower sales of approximately $20 million of Pure Pops Brush-on Color, Ideal Matte Refinishing Compact Makeup SPF 12 and So Ingenious by Estee Lauder, combined with declines in our BeautyBank brands, which substantially completed their initial rollout in the prior-year quarter, partially offset these positive results. Excluding the impact of foreign currency translation, makeup net sales increased 5%.

Fragrance
Net sales of fragrance products increased 8% or $17.6 million to $246.3 million. While fragrance continues to be a challenging product category for us, growth in the current quarter reflects a strategic balance between new fragrance offerings and some of our most successful franchises. Growth was fueled by the initial sales of Unforgivable by Sean John and the recent launch of Youth Dew Amber Nude by Estee Lauder of approximately $20 million, combined. Additional increases from Estee Lauder pleasures and Beautiful contributed approximately $11 million to the category. Partially offsetting these increases were lower sales of approximately $13 million combined of DKNY Be Delicious Men, which was launched in the third quarter of the prior fiscal year, and DKNY Be Delicious, which launched internationally in the same period. Excluding the impact of foreign currency translation, fragrance net sales increased 11%.

Hair Care
Hair care net sales increased 19% or $13.0 million to $80.3 million, primarily due to sales growth from Bumble and bumble and Aveda products. Bumble and bumble sales benefited from sales growth due to new points of distribution and the launch of new hair shine and powder products. Aveda net sales increased as a result of the recent acquisition of a distributor, sales of professional color products and the recent launch of Damage Remedy hair care products. Excluding the impact of foreign currency translation, hair care net sales increased 20%.

Geographic Regions
Net sales in the Americas increased 4% or $31.4 million to $870.1 million. The increase was led by growth in the United States of approximately $56 million from our makeup artist and hair care brands, and the introduction of the Unforgivable fragrance by Sean John partially offset by approximately $36 million related to weaknesses in certain of our core brands as a result of challenges from competitive pressures and business disruptions at certain key retailers, and lower sales from our BeautyBank brands, which substantially completed their initial rollout in the comparable prior-year quarter. We expect business disruptions at certain key retailers in the United States to continue throughout the remainder of the fiscal year and into fiscal 2007. Net sales growth in Mexico, Canada and Latin America contributed an additional $8 million to the increase.

In Europe, the Middle East & Africa, net sales increased 2% or $8.1 million to $501.5 million, reflecting higher net sales of approximately $19 million from Russia, our travel retail and distributor businesses, France and South Africa. The travel retail and distributor businesses showed balanced growth from core brands and makeup artist brands as well as the success of the DKNY Be Delicious franchise. These increases were partially offset by lower sales in Spain and Benelux (Belgium, the Netherlands and Luxembourg) of approximately $12 million, collectively. In particular, Spain was negatively impacted by a difficult retail environment and changes to our distribution policy. On a local currency basis, net sales in Europe, the Middle East & Africa increased 8% which reflects the strengthening of the U.S. dollar as compared with currencies in this region.

Net sales in Asia/Pacific increased 7% or $13.4 million to $206.6 million. Strategic growth in China combined with positive results in Korea and Hong Kong, driven by the success of our makeup artist brands, contributed approximately $17 million to sales growth in this region. These increases were partially offset by decreases in Japan and Australia of approximately $5 million. Japan's results were negatively impacted due to the strengthening of the U.S. dollar against the Japanese yen. The decrease in Australia reflected slower sell-through in a difficult retail environment, particularly in the fragrance category. On a local currency basis, net sales in Asia/Pacific increased 10%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

                         THE ESTEE LAUDER COMPANIES INC.

Cost of Sales

Cost of sales as a percentage of total net sales increased to 26.1% as compared with 25.2% in the prior period. This increase reflected the net unfavorable change in the mix of our business within our geographic regions and product categories of approximately 90 basis points, an increase in obsolescence charges of approximately 40 basis points and a charge related to unutilized tooling of approximately 30 basis points. Partially offsetting these increases were favorable changes in promotional activities of approximately 70 basis points.

The higher price of oil has resulted in price increases in certain oil-based chemicals, which has had a slight adverse effect on our cost of sales margin. In an ongoing effort to mitigate the impact of these increases, we are seeking potential offsetting opportunities in other categories of material purchases through our sourcing initiative in low-cost manufacturing locations worldwide.

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

Operating Expenses

Operating expenses increased to 66.5% of net sales as compared with 63.1% of net sales in the prior period. During the quarter, we recorded a $51.6 million charge to operating expenses related to the implementation of our cost savings initiative that negatively impacted our operating expense margin by 330 basis points. This charge primarily related to employee separation costs associated with the cost savings initiative. This initiative is expected to generate cost savings for the balance of this fiscal year and for future periods. Our operating expense margin was also negatively impacted by the estimated effects on net sales of retailer consolidations of approximately 80 basis points and the effect of the recognition of stock-based compensation expense of approximately 40 basis points as a result of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"). Offsetting these incremental costs were operating expense margin improvements of approximately 80 basis points resulting from net sales growth in brands with lower advertising, merchandising and sampling cost structures as well as an overall reduction in this type of spending, and approximately 30 basis points related to sales growth from our travel retail business.

Changes in advertising, sampling and merchandising spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

Operating Results

Operating income decreased 35%, or $62.5 million, to $116.3 million. Operating margin was 7.4% of net sales in the current period as compared with 11.7% in the prior period. These results were negatively impacted by the effects of a special charge related to our cost savings initiative of $51.6 million, or 3.3% of net sales. In addition to the special charge, net sales growth was more than offset by the increases in our cost of sales and operating expense margins as previously discussed.

The following discussions of Operating Results by Product Categories and Geographic Regions exclude the impact of a special charge related to the implementation of our cost savings initiative. We believe the following analysis of operating results better reflects the manner in which we conduct and view our business. See Note 6 of Notes to Consolidated Financial Statements - Segment Data and Related Information.

Product Categories

Operating income declined 10% or $9.0 million in the skin care product category reflecting weak sales growth in certain of our core brands as compared to the launch activity in the prior-year quarter. Operating results in the fragrance product category declined 27% or $2.5 million reflecting lower net sales from certain of our designer fragrances and higher promotional costs related to new launch activity. Overall, makeup results were flat as improvements in our makeup artist brands were offset by lower sales volume at certain of our core brands and our BeautyBank brands, which substantially completed their initial rollout in the prior-year quarter. Partially offsetting these decreases, hair care operating income increased 21% or $1.2 million, primarily reflecting net sales growth from Bumble and bumble.

                         THE ESTEE LAUDER COMPANIES INC.

Geographic Regions
Operating income in the Americas decreased 14% or $16.7 million to $99.2 million. The ongoing success of our makeup artist brands contributed to higher operating results, but was more than offset by challenges in certain of our core brands, associated in part to competitive pressures and retailer consolidations, and declines in our BeautyBank brands, which substantially completed their initial rollout in the prior-year quarter. Results in this region also reflected incremental operating expenses associated with new accounting rules for stock-based compensation.

In Europe, the Middle East & Africa, operating income increased 4% or $2.2 million to $54.9 million primarily due to improved results of approximately $8 million from Russia, France, Germany and our distributor businesses, partially offset by declines in Spain and Portugal of approximately $6 million, collectively.

In Asia/Pacific, operating income increased 35% or $3.6 million to $13.8 million. This increase reflects improved results of approximately $7 million in Japan, Australia and Hong Kong, partially offset by lower results in Taiwan and Korea of approximately $3 million.

Interest Expense, Net

Net interest expense was $6.6 million as compared with $3.3 million in the prior period. The increase in net interest expense was primarily due to a higher level of borrowings compared with the prior period as a result of the issuance of commercial paper. The increased expense was slightly offset by increased interest income related to higher investment interest rates.

Provision for Income Taxes

The provision for income taxes represents Federal, foreign, state and local income taxes. The effective rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. The Company's effective tax rate will change from quarter to quarter based on non-recurring and recurring factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit settlements and the interaction of various global tax strategies. The effective rate for income taxes for the three months ended March 31, 2006 was 39.6% as compared with 37.4% in the prior period. The increase in the effective income tax rate of 220 basis points was primarily attributable to an increase in state and local income tax expense (130 basis points), an increase attributable to the anticipated full-year mix of global earnings (130 basis points), offset by a decrease from miscellaneous items (40 basis points).

The Internal Revenue Service ("IRS") has completed and closed its audits of our consolidated Federal income tax returns through fiscal 1997. The Company is presently under examination by the IRS for fiscal years 1998 through 2001. During the current quarter, we entered into discussions with the IRS regarding several issues that have been raised during their examination. The effective tax rates include our best estimates of the probable loss or favorable resolution of certain of the issues currently under discussion with the IRS. The final settlement of the remaining issues, which include transfer pricing and foreign tax credit calculations, is subject to further discussions, negotiations, review and computations. While it is probable that additional tax liabilities will result from the conclusion of the IRS examination, due to the complexity of the issues still under discussion, an estimate of the final outcome cannot be made at this time. We expect to conclude these discussions in conjunction with the finalization of the field examination portion of the audit in the fourth quarter of the current fiscal year.

                         THE ESTEE LAUDER COMPANIES INC.

Discontinued Operations

On September 30, 2005, we committed to a plan to sell the assets and operations of our reporting unit that markets and sells Stila brand products and to actively seek a buyer for the brand. Subsequent to March 31, 2006, we sold certain assets and operations of the Stila business, and pursuant to such sale, have agreed to divest ourself of continuing involvement in the Stila business, except as discussed below. As a result of the operations of this business through March 31, 2006 and in consideration of the then pending sale of certain assets and operations of this reporting unit, we recorded a charge of $3.7 million (net of $24.5 million tax benefit) to discontinued operations for the three months ended March 31, 2006. The charge reflects the additional anticipated loss on the disposition of the business of $0.8 million, net of tax, for the three months ended March 31, 2006, which represents adjustments to the fair value of assets held for sale, the costs to dispose of those assets not acquired by the purchaser and other costs anticipated in connection with the sale. The charge also includes the operating loss of $2.9 million, net of tax, for the three months ended March 31, 2006. All statements of earnings information for the prior period has been restated for comparative purposes, including the restatement of the makeup product category and each of the geographic regions.

On April 10, 2006 (the "Effective Date"), we completed the sale of certain assets and operations of the reporting unit that marketed and sold Stila brand products to Stila Corp. (the "Purchaser"), an affiliate of Sun Capital Partners, Inc. for consideration of $23.0 million. The sale price included cash of $9.3 million, a promissory note with a notional value of $13.3 million and a fair value of $11.0 million and convertible preferred stock with an aggregate liquidation preference of $5.0 million and a fair value of $2.7 million. Stila Corp. will immediately assume responsibility for all decisions regarding the operations of the Stila business.

As additional consideration for the purchased assets, and subject to the terms and conditions of the sale agreement, the Purchaser will pay us an amount equal to two percent of the annual net sales of the acquired business during the period commencing on the Effective Date and ending August 20, 2019. We will use these proceeds to satisfy our commitment under the 1999 agreement pursuant to which we originally purchased the Stila business.

As discussed above, at March 31, 2006 we recorded a loss related to the anticipated disposition of the Stila business. In connection with this transaction, we anticipate additional future losses of approximately $6 million, net of tax, substantially related to employee separation benefits, beginning in the fourth quarter of fiscal 2006 and continuing into fiscal 2007.

In order to facilitate the transition of the Stila business to the Purchaser, we will continue to provide certain information systems, accounting and other back office services to the Purchaser. We will receive monthly service fees, which are designed to recover the estimated costs of providing these transition services. We have also agreed with the Purchaser to provide certain distribution and online services. In both cases, these services will continue for a period of up to four months from the Effective Date, subject to an extension of two months at the request of the Purchaser. In addition, we agreed to manufacture and sell to the Purchaser a limited range of products for a period of up to four months following the Effective Date and, in the case of one product, of up to two years.

Nine Months Fiscal 2006 as Compared with Nine Months Fiscal 2005

Net Sales

Net sales increased 2% or $107.3 million to $4,859.2 million due to growth in our makeup, skin care and hair care product categories, which was partially offset by lower sales in our fragrance product category. The net increase reflects sales growth in all geographic regions. In particular, the Asia/Pacific and Europe, Middle East & Africa regions posted solid gains, despite the unfavorable effects of changes in exchange rates. Excluding the impact of foreign currency translation, net sales increased 4%.

                         THE ESTEE LAUDER COMPANIES INC.

Product Categories

Skin Care
Net sales of skin care products increased 2% or $28.7 million to $1,778.6 million due primarily to new product launches. The recent launches of Resilience Lift Extreme Ultra Firming Cremes by Estee Lauder, and Turnaround Concentrate Visible Skin Renewer and Turnaround 15-Minute Facial by Clinique generated incremental sales of approximately $71 million, combined. Perfectionist [CP+] by Estee Lauder and products in Clinique's 3-Step Skin Care System, bolstered by the introduction of Liquid Facial Soap, contributed approximately $64 million to the increase. These improvements were offset by approximately $103 million of decreases in certain existing products in certain of our core brands as well as declines in our BeautyBank brands, which substantially completed their initial rollout in the prior-year period. Excluding the impact of foreign currency translation, skin care net sales increased 3%.

Makeup
Makeup net sales increased 6% or $102.7 million to $1,882.1 million reflecting growth from our makeup artist brands of approximately $132 million. New product launches helped offset challenges experienced by certain of our core brands. Sales of Repairwear Anti-Aging Makeup SPF 15 and Colour Surge Butter Shine Lipstick by Clinique, and Individualist Natural Finish Makeup by Estee Lauder contributed approximately $56 million to the growth, collectively. Partially offsetting these increases were lower sales of existing products, including approximately $51 million of Superbalanced Compact Makeup SPF 20 by Clinique, and So Ingenious and Lash XL Maximum Length Mascara by Estee Lauder as well as declines in our BeautyBank brands, which substantially completed their initial rollout in the prior-year period. Excluding the impact of foreign currency translation, makeup net sales increased 7%.

Fragrance
Net sales of fragrance products decreased 5% or $51.6 million to $947.4 million as we continue to be challenged in this product category. Lower sales of Estee Lauder Beyond Paradise, Tommy Girl and Tommy by Tommy Hilfiger and various fragrances from Clinique contributed approximately $85 million to the decrease. Also contributing to the decrease were lower sales of approximately $41 million of True Star by Tommy Hilfiger, Lauder Beyond Paradise Men and Donald Trump The Fragrance as we anniversary the initial shipments of those products in the prior-year period. Partially offsetting these decreases were higher sales of DKNY Be Delicious, Estee Lauder pleasures and DKNY Be Delicious Men of approximately $57 million, collectively. The recent launches of True Star Men by Tommy Hilfiger and Unforgivable by Sean John contributed approximately $35 million to the category. Excluding the impact of foreign currency translation, fragrance net sales decreased 3%.

Hair Care
Hair care net sales increased 14% or $27.9 million to $229.9 million, primarily due to sales growth from Bumble and bumble and Aveda products. Bumble and bumble sales benefited from sales growth due to new points of distribution, as well as sales growth in both core and treatment products. Aveda net sales increases benefited from the recent launch of Damage Remedy hair care products as well as from the recent acquisition of a distributor. Foreign currency translation had a de minimis impact on hair care net sales compared to the prior period.

Geographic Regions
Net sales in the Americas increased 2% or $41.2 million to $2,629.9 million. Net sales in the United States grew approximately $127 million reflecting growth in our makeup artist and hair care brands as well as from our internet distribution, partially offset by approximately $106 million related to weaknesses in certain of our core brands as a result of challenges from competitive pressures and business disruptions at certain key retailers, and lower sales from our BeautyBank brands, which substantially completed their initial rollout in the comparable prior-year period. We expect business disruptions at certain key retailers in the United States to continue throughout the remainder of the fiscal year and into fiscal 2007. Net sales growth in Mexico, Canada and Latin America contributed an additional $28 million to the increase.

                         THE ESTEE LAUDER COMPANIES INC.

In Europe, the Middle East & Africa, net sales increased 2% or $36.1 million to $1,577.9 million, reflecting higher net sales of approximately $41 million from our travel retail and distributor businesses and Russia, with both benefiting from a strong retail environment and the success of the DKNY Be Delicious franchise. These increases were partially offset by decreases in Spain and Italy of approximately $14 million, collectively. In particular, Spain was negatively impacted by a difficult retail environment and changes to our distribution policy. During the current period, we commenced operations at a new regional inventory center in Europe. However, unforeseen logistical issues related to start-up activities resulted in disruptions in shipments to certain European markets serviced from this center. These issues have since been addressed and while we believe lost sales will not be fully recovered, the inventory center is now fully operational. On a local currency basis, net sales in Europe, the Middle East & Africa increased 7%.

Net sales in Asia/Pacific increased 5% or $30.0 million to $651.4 million. Strategic growth in China combined with positive results in Korea and Hong Kong, contributed approximately $43 million to sales growth in this region. These increases were partially offset by decreases in Japan and Australia of approximately $17 million. Japan's results were negatively impacted due to the strengthening of the U.S. dollar against the Japanese yen. The decrease in Australia reflected slower sell-through in a difficult retail environment, particularly in the fragrance category. On a local currency basis, net sales in Asia/Pacific increased 6%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

Cost of Sales

Cost of sales as a percentage of total net sales increased to 26.5% as compared with 26.0% in the prior period. This change reflected an increase in obsolescence charges of approximately 40 basis points, unfavorable changes in exchange rates and the net change in the mix of our business within our geographic regions and product categories of approximately 20 basis points, combined, and a charge related to unutilized tooling of approximately 10 basis points. Partially offsetting these increases were favorable changes in promotional activities of approximately 20 basis points.

The higher price of oil has resulted in price increases in certain oil-based chemicals, which has had a slight adverse effect on our cost of sales margin. In an ongoing effort to mitigate the impact of these increases, we are seeking potential offsetting opportunities in other categories of material purchases through our sourcing initiative in low-cost manufacturing locations worldwide.

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

Operating Expenses

Operating expenses increased to 63.8% of net sales as compared with 62.1% of net sales in the prior period. The current period operating expense margin was negatively impacted by charges related to the implementation of our cost savings initiative of approximately $53.2 million or approximately 110 basis points, costs related to stock-based compensation as a result of the adoption of SFAS No. 123(R) of approximately 60 basis points, and the estimated impact of both retailer consolidations resulting from the merger of Federated Department Stores, Inc. and The May Department Stores Company and the hurricanes that affected the southern United States of approximately 60 basis points. Partially offsetting these incremental costs were operating expense margin improvements of approximately 50 basis points resulting from net sales growth in brands with lower advertising, merchandising and sampling cost structures as well as an overall reduction in this type of spending, and approximately 40 basis points related to sales growth from our travel retail business.

Changes in advertising, sampling and merchandising spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

                         THE ESTEE LAUDER COMPANIES INC.

Operating Results

Operating income decreased 17%, or $95.7 million, to $472.1 million. Operating margin was 9.7% of net sales in the current period as compared with 11.9% in the prior period. These results were negatively impacted by the effects of special charges related to our cost savings initiative of $53.2 million, or 1.1% of net sales. In addition to the special charges, net sales growth was more than offset by the increases in our cost of sales and operating expense margins as previously discussed.

The following discussions of Operating Results by Product Categories and Geographic Regions exclude the impact of special charges related to the implementation of our cost savings initiative. We believe the following analysis of operating results better reflects the manner in which we conduct and view our business.

Product Categories
Operating income declined 87% or $35.1 million to $5.2 million in the fragrance product category reflecting lower sales and, to a lesser extent, expenses incurred related to development of new products and brands. Skin care operating income decreased 8% or $22.6 million to $252.4 million primarily reflecting lower than anticipated net sales, coupled with spending to support new product launches. Operating income increased 5% or $12.6 million to $245.5 million in the makeup product category primarily reflecting sales growth from our makeup artist brands. Hair care operating income increased 11% or $2.0 million to $19.7 million reflecting worldwide sales growth. Operating results from all of our product categories were negatively impacted by the incremental operating expenses associated with new accounting rules for stock-based compensation.

Geographic Regions
Operating income in the Americas decreased 16% or $51.2 million to $259.2 million, primarily reflecting incremental operating expenses associated with new accounting rules for stock-based compensation of approximately $29 million. The ongoing success of our makeup artist brands and our online business contributed to higher operating results, but was more than offset by challenges in certain of our core brands, associated in part to competitive pressures and retailer consolidations. We expect business disruptions to continue throughout the remainder of the fiscal year and into fiscal 2007 at certain key retailers in the United States.

In Europe, the Middle East & Africa, operating income decreased 1% or $2.5 million to $209.3 million. This decrease was primarily due to lower results in Spain, the United Kingdom and Austria of approximately $21 million, collectively, partially offset by improvements of approximately $19 million from France, Germany, Russia and our travel retail business.

In Asia/Pacific, operating income increased 25% or $11.2 million to $56.8 million. This increase reflects improved results of approximately $16 million in Japan, China, Korea and Hong Kong, partially offset by lower results in Taiwan and Malaysia of approximately $5 million.

Interest Expense, Net

Net interest expense was $19.1 million as compared with $10.7 million in the prior period. The increase in net interest expense was primarily due to a higher level of borrowings compared with the prior period as a result of the issuance of commercial paper. The increased expense was partially offset by increased interest income related to higher investment interest rates.

Provision for Income Taxes

The provision for income taxes represents Federal, foreign, state and local income taxes. The effective rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. The Company's effective tax rate will change from quarter to quarter based on non-recurring and recurring factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit settlements and the interaction of various global tax strategies. The effective rate for income taxes for the nine months ended March 31, 2006 and 2005 was 37.4%. While there was no change in the overall effective rate between the two periods, the effective rate for the nine months ended March 31, 2006 included an extra 10 basis points attributable to a decrease in tax credits and an increase of 40 basis points attributable to the anticipated full-year mix of global earnings, which were offset by a decrease in state and local income tax expense of 20 basis points as well as a decrease of 30 basis points attributable to miscellaneous items.

                         THE ESTEE LAUDER COMPANIES INC.

The IRS has completed and closed its audits of our consolidated Federal income tax returns through fiscal 1997. The Company is presently under examination by the IRS for fiscal years 1998 through 2001. During the current quarter, we entered into discussions with the IRS regarding several issues that have been raised during their examination. The effective tax rates include our best estimates of the probable loss or favorable resolution of certain of the issues currently under discussion with the IRS. The final settlement of the remaining issues, which include transfer pricing and foreign tax credit calculations, is subject to further discussions, negotiations, review and computations. While it is probable that additional tax liabilities will result from the conclusion of the IRS examination, due to the complexity of the issues still under discussion, an estimate of the final outcome cannot be made at this time. We expect to conclude these discussions in conjunction with the finalization of the field examination portion of the audit in the fourth quarter of the current fiscal year.

Discontinued Operations

On September 30, 2005, we committed to a plan to sell the assets and operations of our reporting unit that markets and sells Stila brand products and to actively seek a buyer for the brand. Subsequent to March 31, 2006, we sold certain assets and operations of the Stila business, and pursuant to such sale, have agreed to divest ourself of continuing involvement in the Stila business, except as discussed below. As a result of the operations of this business through March 31, 2006, and in consideration of the then pending sale of certain assets and operations of this reporting unit, we recorded a charge of $75.7 million (net of $40.7 million tax benefit) to discontinued operations for the nine months ended March 31, 2006. The charge reflects the anticipated loss on the disposition of the business of $66.3 million, net of tax, for the nine months ended March 31, 2006, which represents adjustments to the fair value of assets held for sale, the costs to dispose of those assets not acquired by the purchaser and other costs anticipated in connection with the sale. The charge also includes the operating loss of $9.4 million, net of tax, for the nine months ended March 31, 2006. All statements of earnings information for the prior period has been restated for comparative purposes, including the restatement of the makeup product category and each of the geographic regions.

On April 10, 2005 (the "Effective Date"), we completed the sale of certain assets and operations of the reporting unit that marketed and sold Stila brand products to Stila Corp. (the "Purchaser"), an affiliate of Sun Capital Partners, Inc. for consideration of $23.0 million. The sale price included cash of $9.3 million, a promissory note with a notional value of $13.3 million and a fair value of $11.0 million and convertible preferred stock with an aggregate liquidation preference of $5.0 million and a fair value of $2.7 million. Stila Corp. will immediately assume responsibility for all decisions regarding the operations of the Stila business.

As additional consideration for the purchased assets, and subject to the terms and conditions of the sale agreement, the Purchaser will pay us an amount equal to two percent of the annual net sales of the acquired business during the period commencing on the Effective Date and ending August 20, 2019. We will use these proceeds to satisfy our commitment under the 1999 agreement pursuant to which we originally purchased the Stila business.

As discussed above, at March 31, 2006 we recorded a loss related to the anticipated disposition of the Stila business. In connection with this transaction, we anticipate additional future losses of approximately $6 million, net of tax, substantially related to employee separation benefits, beginning in the fourth quarter of fiscal 2006 and continuing into fiscal 2007.

In order to facilitate the transition of the Stila business to the Purchaser, we will continue to provide certain information systems, accounting and other back office services to the Purchaser. We will receive monthly service fees, which are designed to recover the estimated costs of providing these transition services. We have also agreed with the Purchaser to provide certain distribution and online services. In both cases, these services will continue for a period of up to four months from the Effective Date, subject to an extension of two months at the request of the Purchaser. In addition, we agreed to manufacture and sell to the Purchaser a limited range of products for a period of up to four months following the Effective Date and, in the case of one product, of up to two years.

                                    THE ESTEE LAUDER COMPANIES INC.

Financial Condition
-------------------

Liquidity and Capital Resources

Our principal sources of funds historically have been cash flows from operations and borrowings under commercial paper, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad. At March 31, 2006, we had cash and cash equivalents of $268.3 million compared with $553.3 million at June 30, 2005.

At March 31, 2006, our outstanding borrowings of $555.4 million included: (i) $233.3 million of 6% Senior Notes due January 2012 consisting of $250.0 million principal, unamortized debt discount of $0.7 million and a $16.0 million adjustment to reflect the fair value of an outstanding interest rate swap; (ii) $197.4 million of 5.75% Senior Notes due October 2033 consisting of $200.0 million principal and unamortized debt discount of $2.6 million; (iii) a 1.8 million Euro note (approximately $1.9 million at the exchange rate at March 31, 2006) payable semi-annually through February 2008 at a variable interest rate;
(iv) $7.0 million of capital lease obligations; (v) $65.0 million of outstanding short-term commercial paper payable through April 2006 at a weighted-average interest rate of 4.84%; (vi) a 3.0 billion yen short-term borrowing under a revolving credit facility (approximately $25.6 million at the exchange rate at March 31, 2006); and (vii) $25.2 million of other short-term borrowings.

We have a $750.0 million commercial paper program under which we may issue commercial paper in the United States. Our commercial paper is currently rated A-1 by Standard & Poor's and P-1 by Moody's. Our long-term credit ratings are A+ with a stable outlook by Standard & Poor's and A1 with a stable outlook by Moody's. At March 31, 2006, we had $65.0 million of commercial paper outstanding, which is being refinanced on a periodic basis as it matures at then prevailing market interest rates. We also have an effective shelf registration statement covering the potential issuance of up to an additional $300.0 million in debt securities and $167.1 million in additional uncommitted credit facilities, of which $25.2 million was used as of March 31, 2006.

We have an unused $600.0 million senior revolving credit facility that expires on May 27, 2010. The facility may be used for general corporate purposes, including financing working capital, and also as credit support for our commercial paper program. Up to the equivalent of $250.0 million of the facility is available for multi-currency loans. The interest rate on borrowings under the credit facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or the Federal funds rate plus 1/2%. The credit facility has an annual fee of $0.4 million, payable quarterly, based on our current credit ratings. As of March 31, 2006, we were in compliance with all related financial and other restrictive covenants, including limitations on indebtedness and liens.

On March 24, 2006, we entered into a 3.0 billion yen revolving credit facility that expires on March 24, 2009. The interest rate on borrowings under the credit facility is based on TIBOR (Tokyo Interbank Offered Rate) and a 10 basis point facility fee is incurred on the undrawn balance. We borrowed 3.0 billion yen under the new facility on March 28, 2006 to repay the previously outstanding 3.0 billion yen term loan that was to mature on that date. The outstanding balance at March 31, 2006 ($25.6 million at the exchange rate at March 31, 2006) is classified as short-term debt on our consolidated balance sheet.

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

Total debt as a percent of total capitalization was 27% at March 31, 2006 and 30% at June 30, 2005.

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

Cash Flows
Net cash provided by operating activities from continuing operations was $476.3 million during the nine months ended March 31, 2006 as compared with net cash provided of $295.7 million in the prior period. The improvement in cash flows provided by operating activities primarily reflected significant deferred compensation and supplemental pension payments made to retired executives in fiscal 2005. Additional increases in other accrued liabilities and noncurrent liabilities reflect employee separation benefits recorded in the current period related to our cost savings initiative. Changes in accounts receivable reflect improvements in our rate of collections as compared with the prior period and the decrease in inventory levels had a favorable impact on cash flows from operations reflecting our efforts to better manage our inventory.

Net cash used for investing activities was $219.1 million during the nine months ended March 31, 2006 compared with $169.7 million in the prior period. For both periods the use of cash primarily reflected capital expenditures, which were slightly higher during the current period. Additional cash used for investing activities in the current period reflects the earn-out payment related to the fiscal 2000 acquisition of Jo Malone Limited.

Net cash used for financing activities was $535.1 million during the nine months ended March 31, 2006 compared to net cash used for financing activities of $228.4 million in the prior period. This change from the prior period primarily reflected the acquisition of treasury stock, the net repayment of short-term commercial paper and the redemption of the remaining shares of 2015 Preferred Stock. The repayment of the 3.0 billion yen term loan in the current period was offset by the borrowings under the new 3.0 billion yen revolving credit facility we entered into in March 2006.

Dividends
On November 10, 2005, the Board of Directors declared an annual dividend of $.40 per share, or $85.5 million, on our Class A and Class B Common Stock, which was paid on December 28, 2005 to stockholders of record at the close of business on December 9, 2005. The annual common stock dividend declared during the prior period was $.40 per share, or $90.1 million, which was paid on December 28, 2004 to stockholders of record at the close of business on December 10, 2004. Dividends on the 2015 Preferred Stock were $0.5 million and $0.6 million for the nine months ended March 31, 2006 and 2005, respectively. These dividends have been characterized as interest expense in the accompanying consolidated statements of earnings for the nine months ended March 31, 2006 and 2005.

                         THE ESTEE LAUDER COMPANIES INC.

Share Repurchase Program
We are authorized by the Board of Directors to repurchase up to 48.0 million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. As of March 31, 2006, the cumulative total of acquired shares pursuant to the authorization was
37.4 million, reducing the remaining authorized share repurchase balance to 10.6 million. During the first nine months of fiscal 2006, we purchased approximately
10.0 million shares for $352.5 million as outlined in the following table:

                                                                      Total Number of          Maximum Number of
                                                                    Shares Purchased as         Shares that May
                         Total Number of       Average Price          Part of Publicly         Yet Be Purchased
             Period      Shares Purchased      Paid Per Share       Announced Program(1)       Under the Program
--------------------    ------------------    -----------------    -----------------------    --------------------
          July 2005                     --                   --                         --              20,607,900
        August 2005                     --                   --                         --              20,607,900
     September 2005              1,919,700                37.04                  1,919,700              18,688,200
       October 2005              3,726,700                35.02                  3,726,700              14,961,500
      November 2005              1,893,800                33.01                  1,893,800              13,067,700
      December 2005              1,237,800                33.71                  1,237,800              11,829,900
       January 2006                     --                   --                         --              11,829,900
      February 2006              1,261,800                37.00                  1,261,800              10,568,100
         March 2006                     --                   --                         --              10,568,100
                        ------------------                         -----------------------
       Year-to-date             10,039,800                35.11                 10,039,800              10,568,100
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

Contractual Obligations
Since June 30, 2005, we made additional commitments pursuant to employment agreements of approximately $30 million, which are expected to be paid through fiscal 2011. Furthermore, we committed to spend approximately $26 million to support the company-wide initiative to upgrade our information systems, which is expected to be paid through November 2006.

During fiscal 2006, we implemented a cost savings initiative that was designed to generate between $40 and $45 million in savings this fiscal year and approximately $75 million annually. We anticipate this multi-faceted initiative to result in one-time costs of up to $90 million during the fiscal year. As of March 31, 2006, we incurred $53.2 million in special charges associated with this initiative. These charges related primarily to employee separation costs, which will be paid through fiscal 2008.

Derivative Financial Instruments and Hedging Activities
There have been no significant changes to our derivative financial instruments and hedging activities as discussed in our Annual Report on Form 10-K for the year ended June 30, 2005.

Foreign Exchange Risk Management
We enter into forward exchange contracts to hedge anticipated transactions as well as receivables and payables denominated in foreign currencies for periods consistent with our identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on our costs and on the cash flows that we receive from foreign subsidiaries. Almost all foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions rated as strong investment grade by a major rating agency. We also enter into foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. The forward exchange contracts and foreign currency options entered into to hedge anticipated transactions have been designated as cash-flow hedges. As of March 31, 2006, these cash-flow hedges were highly effective, in all material respects.

                         THE ESTEE LAUDER COMPANIES INC.

As a matter of policy, we only enter into contracts with counterparties that have at least an "A" (or equivalent) credit rating. The counterparties to these contracts are major financial institutions. We do not have significant exposure to any one counterparty. Our exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss under these hedging contracts is remote and in any event would not be material to the consolidated financial results. The contracts have varying maturities through the end of June 2007. Costs associated with entering into such contracts have not been material to our consolidated financial results. We do not utilize derivative financial instruments for trading or speculative purposes. At March 31, 2006, we had foreign currency contracts in the form of forward exchange contracts and option contracts in the amount of $864.3 million and $130.2 million, respectively. The foreign currencies included in forward exchange contracts (notional value stated in U.S. dollars) are principally the Euro ($259.2 million), Swiss franc ($108.7 million), Canadian dollar ($97.2 million), British pound ($71.5 million) and Australian dollar ($54.3 million). The foreign currencies included in the option contracts (notional value stated in U.S. dollars) are principally the Japanese yen ($32.0 million), Euro ($27.7 million), Canadian dollar ($22.8 million), Swiss franc ($14.8 million) and South Korean won ($13.4 million).

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

We have an interest rate swap agreement with a notional amount of $250.0 million to effectively convert fixed interest on the existing $250.0 million 6% Senior Notes to variable interest rates based on LIBOR. We designated the swap as a fair-value hedge. As of March 31, 2006, the fair-value hedge was highly effective, in all material respects.

Market Risk
Using the value-at-risk model, as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, our average value-at-risk, calculated for the most recent twelve months, is $6.8 million related to our foreign exchange contracts. As of March 31, 2006, our average value-at-risk related to our interest rate contracts for the twelve month period for which these contracts were outstanding was $8.3 million. There have been no significant changes in market risk since June 30, 2005 that would have a material effect on our calculated value-at-risk exposure, as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

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

                         THE ESTEE LAUDER COMPANIES INC.

Stock-Based Compensation
------------------------
With the adoption of SFAS No. 123(R) on July 1, 2005, we are required to record the fair value of stock-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, we apply the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which makes them critical accounting estimates.

We use an expected stock-price volatility assumption that is a combination of both current and historical implied volatilities of the underlying stock which are obtained from public data sources. This approach is used as a predictor of future realized and implied volatilities and is directly relevant for valuing stock options. For stock option grants issued during the three and nine months ended March 31, 2006, we used a weighted-average expected stock-price volatility of 25% and 23%, respectively, based upon the implied volatility at the time of issuance.

With regard to the weighted-average option life assumption, we consider the exercise behavior of past grants and model the pattern of aggregate exercises. Patterns are determined on specific criteria of the aggregate pool of optionees including the reaction to vesting, realizable value, long-run exercise propensity, pent-up demand, stock run-up effect and short-time-to-maturity effect. For stock option grants issued during the three and nine months ended March 31, 2006, we used a weighted-average expected option life assumption of approximately 8 years.

While we believe the above critical estimates are based on outcomes that are reasonably likely to occur, if we were to increase or decrease the expected option life by 1 year and simultaneously increase or decrease the expected volatility by 100 basis points, recognized compensation expense would have changed approximately $0.4 million and $2.1 million in either direction for the three and nine months ended March 31, 2006, respectively.

Income Taxes
------------
We provide tax reserves for Federal, state, local and international exposures relating to audit results, tax planning initiatives and compliance responsibilities. The development of these reserves requires judgments about tax issues, potential outcomes and timing, and is a subjective critical estimate. Although the outcome of tax audits is uncertain, in management's opinion, adequate provisions for income taxes have been made for known and determinable liabilities emanating from these reviews. If actual outcomes differ materially from these estimates, they could have a material impact on our results of operations.

The IRS has completed and closed its audits of our consolidated Federal income tax returns through fiscal 1997. We are presently under examination by the IRS for fiscal years 1998 through 2001. During the current period, we entered into discussions with the IRS regarding several issues that have been raised during their examination. The effective tax rates include our best estimates of the probable loss or favorable resolution of certain of the issues currently under discussion with the IRS. The final settlement of the remaining issues, which include transfer pricing and foreign tax credit calculations, is subject to further discussions, negotiations, review and computations. While it is probable that additional tax liabilities will result from the conclusion of the IRS examination, due to the complexity of the issues still under discussion, an estimate of the final outcome cannot be made at this time. We expect to conclude these discussions in conjunction with the finalization of the field examination portion of the audit in the fourth quarter of fiscal 2006.

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

                         THE ESTEE LAUDER COMPANIES INC.

In October 2005, the FASB issued FSP No. FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period" ("FSP No. 13-1"), to give guidance to a lessee on determining whether rental costs associated with operating leases may be capitalized during a construction period. Specifically, the FSP stipulates that such costs shall be (a) recognized as rental expense, (b) included in income from continuing operations, and (c) allocated over the lease term according to the guidance in SFAS No. 13, "Accounting for Leases," and FASB Technical Bulletin No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases." The guidance in FSP No. FAS 13-1 is effective for the first reporting period beginning after December 15, 2005, with early adoption permitted for financial statements or interim financial statements that have not yet been issued. We already account for such rental costs in accordance with FSP No. 13-1; therefore the issuance of this FSP did not have an additional impact on our consolidated financial statements.

In October 2005, the FASB issued FSP No. FAS 123 (R)-2, "Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)," to provide guidance on determining the grant date for an award as defined in SFAS No. 123(R). This FSP stipulates that assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award's approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant, and
(b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. We applied the principles set forth in this FSP upon our adoption of SFAS No. 123(R).

In November 2005, the FASB issued FSP Nos. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," to give guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other than temporary, and on measuring such impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP Nos. FAS 115-1 and FAS 124-1 applies to reporting periods beginning after December 15, 2005, although earlier application was permitted. This FSP did not have a material impact on our consolidated financial statements.

In November 2005, the FASB published FSP No. FAS 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards," to provide an alternative transition method for accounting for the tax effects of share-based payment awards to employees. The FASB learned, subsequent to adoption of SFAS No. 123(R), that a number of constituents did not have the information necessary to comply with the transition requirements of SFAS No. 123(R), and provided an elective alternative transition method in FSP No. FAS 123(R)-3. Entities can choose to follow either the transition guidance of SFAS No. 123(R) or the alternative transition method described in FSP No. FAS 123(R)-3. The guidance in FSP No. FAS 123(R)-3 became effective upon publication. We have applied the principles originally set forth in SFAS No. 123(R). Therefore the guidance set forth in this FSP is not applicable to us.

In February 2006, the FASB issued FSP No. FAS 123(R)-4, "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event," to amend guidance in SFAS No. 123(R) on classifying options and similar instruments issued as part of employee compensation arrangements. This FSP revises the requirement in SFAS No. 123(R) that share options with contingent cash settlement features be classified as liabilities and re-measured to fair value each reporting period regardless of the event's likelihood of occurrence. Under FSP No. FAS 123(R)-4, companies shall classify these instruments as equity if the occurrence of such contingent event is not probable. Any awards that require cash settlement or permit cash settlement at the direction of the holder are classified as liabilities in our consolidated financial statements. For all other awards, the discretion to allow cash settlement of our stock-based compensation awards lies with us and are thus classified as equity.

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

                         THE ESTEE LAUDER COMPANIES INC.

         (13) our ability to capitalize on opportunities for improved efficiency, such as publicly-announced cost savings initiatives and the success of Stila under new ownership, and to integrate acquired businesses and realize value therefrom;

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

Item 4. Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2006 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

As part of our global distribution strategy to establish regional inventory centers, we continue to migrate certain storage and distribution activities to a third party in Europe as well as within our Belgian facilities.

We have implemented an information systems arrangement whereby the introduction of certain program changes into our production computing environment at our data centers in New York and Belgium has been outsourced to a third party.

In connection with these changes, we have updated our internal controls over financial reporting. Except as noted in the previous sentences, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On March 30, 2005, the United States District Court for the Northern District of California entered into a Final Judgment approving the settlement agreement we entered into in July 2003 with the plaintiffs, the other Manufacturer Defendants (as defined below) and the Department Store Defendants (as defined below) in a consolidated class action lawsuit that had been pending in the Superior Court of the State of California in Marin County since 1998. On April 29, 2005, notices of appeal were filed by representatives of two members of the purported class of consumers. If the appeal is resolved satisfactorily, the Final Judgment will result in the plaintiffs' claims being dismissed, with prejudice, in their entirety in both the Federal and California actions. There has been no finding or admission of any wrongdoing by us in this lawsuit. We entered into the settlement agreement solely to avoid protracted and costly litigation. In connection with the settlement agreement, the defendants, including the Company, will provide consumers with certain free products and pay the plaintiffs' attorneys' fees. To meet its obligations under the settlement, we took a special pre-tax charge of $22.0 million, or $13.5 million after-tax, equal to $.06 per diluted common share in the fourth quarter of fiscal 2003. At March 31, 2006, the remaining accrual balance was $16.6 million. The charge did not have a material adverse effect on our consolidated financial condition. In the Federal action, the plaintiffs, purporting to represent a class of all U.S. residents who purchased prestige cosmetics products at retail for personal use from eight department stores groups that sold such products in the United States (the "Department Store Defendants"), alleged that the Department Store Defendants, the Company and eight other manufacturers of cosmetics (the "Manufacturer Defendants") conspired to fix and maintain retail prices and to limit the supply of prestige cosmetics products sold by the Department Store Defendants in violation of state and Federal laws. The plaintiffs sought, among other things, treble damages, equitable relief, attorneys' fees, interest and costs.

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

In September 2005, the Superior Court of California for the County of San Diego dismissed, with leave to replead, all of the plaintiff's claims in a matter originally brought in December 2004 by the plaintiff purporting to represent a nationwide class of individuals "who have purchased skin care products from defendants that have been falsely advertised to have an 'anti-aging' or youth inducing benefit or effect." Prior to the dismissal, the complaint, as amended, named two of our subsidiaries and approximately 25 other defendants, including manufacturers and retailers. The plaintiff sought injunctive relief, restitution, and general, special and punitive damages for alleged violations of the California Unfair Competition Law, the California False Advertising Law, and for negligent and intentional misrepresentation. In October 2005, the plaintiff filed a second amended complaint which states the same allegations and requests for relief, but only names one of our subsidiaries and two retailers as defendants. In November 2005, we filed a motion to dismiss the Second Amended Complaint. In February 2006, plaintiff served a Third Amended Complaint, naming the Company as the sole defendant, because the case against the two retailers had been dismissed with prejudice. In March 2006, we filed a motion to dismiss the Third Amended Complaint. Thereafter, plaintiff moved for leave a Fourth Amended Complaint, again naming the Company as the only defendant. These motions are scheduled to be argued in late May 2006. We intend to continue to defend ourselves vigorously. While no assurance can be given as to the ultimate outcome, management believes that the resolution of this lawsuit will not have a material adverse effect on our consolidated financial condition.

In June 2005, an action was filed in the United States District Court for the Southern District of Florida against one of our subsidiaries by a plaintiff purporting to represent a nationwide class of individuals "who have purchased skin care products from Defendant that have been falsely advertised to have an 'anti-aging' or youth-inducing benefit or effect." The plaintiff sought injunctive relief as well as compensatory and punitive damages under a number of theories. Two of our department store customers were added as defendants in an amended complaint filed in August 2005. In September 2005, we moved to dismiss that complaint. As a result, plaintiff dismissed all of her original claims and filed an amended complaint under the Florida Deceptive Trade Practices Act. We again filed a motion to dismiss, for which briefing was concluded in December 2005. In January 2006, the Court permitted the Plaintiff to file a Third Amended Complaint. After a brief period of discovery, the parties stipulated to the dismissal of the action with prejudice. In April 2006, upon the parties' stipulation, the Court ordered the case dismissed with prejudice, with each party bearing its own costs.

                         THE ESTEE LAUDER COMPANIES INC.

                           PART II. OTHER INFORMATION

On March 30, 2006, a purported securities class action complaint captioned Thomas S. Shin, et al. v. The Estee Lauder Companies Inc., et al., was filed against the Company and certain of our officers and directors (collectively the "Defendants") in the United States District Court for the Southern District of New York. The complaint alleges that Defendants made statements during the period April 28, 2005 to October 25, 2005 in press releases, the Company's public filings and during conference calls with analysts that were materially false and misleading and which artificially inflated the price of the Company's stock. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint also asserts that during the class period, certain executive officers and the trust for the benefit of a director sold shares of our Class A Common Stock at artificially inflated prices. Three additional purported securities class action complaints were subsequently filed in the United States District Court for the Southern District of New York containing similar allegations. No motion to consolidate the actions, appoint lead plaintiff or for approval of the selection of lead counsel has yet been filed. The Defendants believe that the complaints are without merit and intend to defend these actions vigorously. The Company has received an informal request for information from the staff of the Securities and Exchange Commission regarding matters raised in the above complaints and the Company is cooperating.

On April 10, 2006, a shareholder derivative action complaint captioned Miriam Loveman v. Leonard A. Lauder, et al., was filed against certain of our officers and all persons who were directors on that date (collectively the "Derivative Action Defendants") in the United States District Court for the Southern District of New York. The complaint alleges that Derivative Action Defendants breached their fiduciary duties to the Company based on the same alleged course of conduct identified in the securities actions described above. Derivative Action Defendants are currently seeking to have the derivative action transferred to the judge assigned to the securities class actions. Derivative Action Defendants similarly believe that this complaint is without merit and intend to defend the action vigorously.

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

During the three months ended March 31, 2006, the holders set forth in the table converted shares of Class B Common Stock into Class A Common Stock on the dates set forth in the table below:

  Stockholder That Converted Class B                                                Number of Shares Converted/
 Common Stock to Class A Common Stock                Date of Conversion                      Received
---------------------------------------------------------------------------------------------------------------
           Ronald S. Lauder                              3/16/2006                            100,000

Share Repurchase Program

Information required by this item is set forth in Part I Item 2 of this Quarterly Report on Form 10-Q under the caption "Liquidity and Capital Resources
- Share Repurchase Program" and is incorporated herein by reference.



Item 6. Exhibits.

    Exhibit
     Number                        Description
     ------                        -----------
       10.1 Form of Stock Option Agreement for grants to be made under Amended and Restated Fiscal 2002 Share Incentive Plan.+
       31.1  Certification pursuant to Rule 13a-14(a) (CEO).
       31.2  Certification pursuant to Rule 13a-14(a) (CFO).
       32.1 Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)
       32.2 Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

-----------------

+ Exhibit is a management contract or compensatory plan or arrangement.

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 THE ESTEE LAUDER COMPANIES INC.



Date:  May 4, 2006                               By:    /s/Richard W. Kunes
                                                    ----------------------------
                                                          Richard W. Kunes
                                                      Executive Vice President
                                                     and Chief Financial Officer
                                                     (Principal Financial and
                                                         Accounting Officer)

                         THE ESTEE LAUDER COMPANIES INC.

                                INDEX TO EXHIBITS


     Exhibit
     Number                        Description
     ------                        -----------
       10.1 Form of Stock Option Agreement for grants to be made under Amended and Restated Fiscal 2002 Share Incentive Plan.+
       31.1  Certification pursuant to Rule 13a-14(a) (CEO).
       31.2  Certification pursuant to Rule 13a-14(a) (CFO).
       32.1 Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)
       32.2 Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

-----------------

+ Exhibit is a management contract or compensatory plan or arrangement.