Form 10-K
period 2006-06-30
ESTEE LAUDER COMPANIES INC
filed 2006-08-25
CIK 1001250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2006

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant was approximately $4.06 billion at December 31, 2005 (the last business day of the registrant’s most recently completed second quarter).*

At August 22, 2006, 126,474,138 shares of the registrant’s Class A Common Stock, $.01 par value, and 85,305,915 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

Documents Incorporated by Reference

Document	Where Incorporated

Proxy Statement for Annual Meeting of
Stockholders to be held October 31, 2006	Part III

* Calculated by excluding all shares held by executive officers and directors of registrant and certain trusts without conceding that all such persons are “affiliates” of registrant for purposes of the Federal securities laws.

THE ESTÉE LAUDER COMPANIES INC.

Forward-Looking Statements and Risk Factors

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements include, without limitation, our expectations regarding sales, earnings or other future financial performance and liquidity, product introductions, entry into new geographic regions, information systems initiatives, new methods of sale and future operations or operating results.  Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot assure that actual results will not differ materially from our expectations.  Factors that could cause actual results to differ from expectations are described herein; in particular, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Information.”  In addition, there is a discussion of risks associated with an investment in our securities.  See “Item 1A. Risk Factors.”

PART I

Item 1.  Business.

The Estée Lauder Companies Inc., founded in 1946 by Estée and Joseph Lauder, is one of the world’s leading manufacturers and marketers of quality skin care, makeup, fragrance and hair care products.  Our products are sold in over 130 countries and territories under the following well-recognized brand names: Estée Lauder, Aramis, Clinique, Prescriptives, Lab Series, Origins, M•A•C, Bobbi Brown, La Mer, Aveda, Jo Malone, Bumble and bumble, Darphin, Rodan + Fields, American Beauty, Flirt!, Good Skin™ and Grassroots.  We are also the global licensee for fragrances and cosmetics sold under the Tommy Hilfiger, Donna Karan, Michael Kors, Donald Trump, Sean John, Missoni and Daisy Fuentes brand names.  Each brand is distinctly positioned within the market for beauty products.

We are a pioneer in the cosmetics industry and believe we are a leader in the industry due to the global recognition of our brand names, our leadership in product innovation, our strong market position in key geographic markets and the consistently high quality of our products.  We sell our prestige products principally through limited distribution channels to complement the images associated with our brands.  These channels, encompassing over 20,000 points of sale, consist primarily of upscale department stores, specialty retailers, upscale perfumeries and pharmacies and prestige salons and spas.  In addition, our products are sold in freestanding company-owned stores and spas, our own and authorized retailer web sites, stores on cruise ships, television direct marketing, in-flight and duty-free shops and certain fragrances are sold in self-select outlets.  We believe that our strategy of pursuing limited distribution strengthens our relationships with retailers, enables our brands to be among the best selling product lines at the stores and heightens the aspirational quality of our brands.

Beginning in fiscal 2005, we began to sell our newly developed brands, American Beauty, Flirt!, Good Skin™ and Grassroots at Kohl’s Department Stores.  In fiscal 2006, we developed Dianoche by Daisy Fuentes, which became available at Kohl’s Department Stores in August 2006.

In April 2006, we completed the sale of certain assets and operations of our reporting unit that marketed and sold Stila brand products, which was originally acquired in August 1999.  In February 2004, we sold the assets and operations of our reporting unit that sold jane brand products, which was originally acquired in October 1997.

We have been controlled by the Lauder family since the founding of our company.  Members of the Lauder family, some of whom are directors, executive officers and/or employees, beneficially own, directly or indirectly, as of August 22, 2006, shares of Class A Common Stock and Class B Common Stock having approximately 88.2% of the outstanding voting power of the Common Stock.

Unless the context requires otherwise, references to “we,” “us,” “our” and the “Company” refer to The Estée Lauder Companies Inc. and its subsidiaries.

Products

Skin Care - Our broad range of skin care products addresses various skin care needs for women and men.  These products include moisturizers, creams, lotions, cleansers, sun screens and self-tanning products, a number of which are developed for use on particular areas of the body, such as the face or the hands or around the eyes.  Skin care products accounted for approximately 37% of our net sales in fiscal 2006.

Makeup - We manufacture, market and sell a full array of makeup products, including lipsticks, lip glosses, mascaras, foundations, eyeshadows, nail polishes and powders.  Many of the products are offered in an extensive array of shades and colors.  We also sell related items such as compacts, brushes and other makeup tools.  Makeup products accounted for approximately 39% of our net sales in fiscal 2006.

Fragrance - We offer a variety of fragrance products for women and men.  The fragrances are sold in various forms, including eau de parfum sprays and colognes, as well as lotions, powders, creams and soaps that are based on a particular fragrance.  Fragrance products accounted for approximately 19% of our net sales in fiscal 2006.

Hair Care - Hair care products are offered mainly in salons and in freestanding retail stores and include hair color and styling products, shampoos, conditioners and finishing sprays.  In fiscal 2006, hair care products accounted for approximately 5% of our net sales.

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

Estée Lauder - Estée Lauder brand products, which have been sold since 1946, are positioned as luxurious, classic and aspirational.  We believe that Estée Lauder brand products are technologically advanced and innovative and have a worldwide reputation for excellence.  The broad product line principally consists of skin care, makeup and fragrance products that are presented in high quality packaging.  In April 2005, we announced a creative collaboration with fashion designer, Tom Ford, pursuant to which he collaborated with the Estée Lauder brand to create a Tom Ford for Estée Lauder collection, which launched in fiscal 2006.

Aramis - We pioneered the marketing of prestige men’s fragrance, grooming and skin care products with the introduction of Aramis products in 1964.

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

Lab Series - Lab Series Skincare for Men, introduced by Aramis 17 years ago, offers the full range of advanced products for cleansing, shaving, treatment and body that are especially formulated to answer the unique needs of men’s skin.

Origins - Origins was introduced in 1990.  It is positioned as a plant-based line of skin care, makeup and aromatherapy products that combine time-tested botanical ingredients with modern science to promote total well-being.  Origins sells its products at our freestanding Origins stores and through stores-within-stores (which are designed to replicate the Origins store environment within a department store), at traditional retail counters, in perfumeries and directly to consumers over the Internet.  Origins also has a license agreement to develop and sell products using the name of Dr. Andrew Weil.

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

Bumble and bumble - In June 2000, we acquired a controlling majority equity interest in Bumble and Bumble Products, LLC, a marketer and distributor of quality hair care products, and Bumble and Bumble, LLC, the operator of a premier hair salon in New York City (collectively “Bumble and bumble”).  Bumble and bumble styling and other hair care products are distributed to top-tier salons and select specialty stores.  In fiscal 2004, we opened a second wholly-owned salon and a training and education center.  In fiscal 2007, we intend to acquire the remaining equity interest in Bumble and bumble.

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

Rodan + Fields - In July 2003, we acquired the Rodan + Fields skin care line launched in 2002 by Stanford University-trained dermatologists Katie Rodan, M.D. and Kathy Fields, M.D.  The line offers solutions for specific skin problems, targeting them with individually packaged and dedicated regimens.  The line is currently sold in U.S. specialty stores and over the Internet.

American Beauty - Launched in 2004, the luxurious makeup and advanced skin care line celebrates the beauty of American style.  These products, which are sold in the United States at Kohl’s Department Stores and Kohls.com, have been developed to meet the needs of the modern American woman, with a straightforward makeup and skin care appeal.

Flirt! - Launched in 2004 and sold in the United States at Kohl’s Department Stores and Kohls.com, this makeup line is all about experimenting with color, pop culture and trends; “you can Flirt! with the possibilities.”

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

Grassroots - Introduced in 2005 and sold in the United States at Kohl’s Department Stores and Kohls.com, Grassroots offers a range of wholesome, naturally-sourced products to help care for you and your family.  This line’s seven product categories include face, body, hair, post-pregnancy, babies, kids and pets.

Sean John Fragrances - Introduced in 2005, Sean “Diddy” Combs played an active role in creating a signature scent, “Unforgivable,” that captured a mood of sexiness and elegance.  That signature scent and ancillary products are available at selected department and specialty stores as well as travel retail outlets around the world.

Missoni - In 2006, we launched fragrance and ancillary products under our exclusive global licensing agreement with Milan-based fashion house, Missoni.  Missoni products are sold in select distribution channels worldwide.

Daisy Fuentes - In early fiscal 2007, we launched Dianoche, the first fragrance under our license agreement with Daisy Fuentes.  Dianoche holds two scents that connect in a single bottle and is available exclusively at Kohl’s Department Stores nationwide or online at Kohls.com.

In addition to the foregoing brands, we manufacture and sell Kiton and Toni Gard products as a licensee.  We also have licenses from, and are developing products to be sold under the Tom Ford brand name.

Distribution

We sell our products principally through limited distribution channels to complement the images associated with our brands.  These channels include more than 20,000 points of sale in over 130 countries and territories and consist primarily of upscale department stores, specialty retailers, upscale perfumeries and pharmacies and prestige salons and spas.  In addition, our products are sold in freestanding company-owned stores and spas, our own and authorized retailer websites, stores on cruise ships, television direct marketing, in-flight and duty-free shops and certain fragrances are sold in self-select outlets.

We maintain a dedicated sales force which sells to our retail accounts in North America and in the major overseas markets, such as Western Europe and Japan.  We have wholly-owned operations in over 35 countries, and controlling interests in joint ventures that operate in four other countries, through which we market, sell and distribute our products.  In certain countries, we sell our products through selected local distributors under contractual arrangements designed to protect the image and position of the brands.  In addition, we sell certain products in select domestic and international military locations.  For information regarding our net sales and long-lived assets by geographic region, see Note 17 of Notes to Consolidated Financial Statements, which is incorporated herein by reference.  Our net sales in the United States in fiscal 2006, 2005 and 2004 were $3,141.4 million, $3,094.5 million and $2,901.1 million, respectively.  Our long-lived assets in the United States at June 30, 2006, 2005 and 2004 were $452.7 million, $425.5 million and $416.0 million, respectively.

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

We principally sell Aveda products to independent salons and spas, cosmetology schools, third-party distributors and specialty retailers and directly to consumers at our own freestanding Aveda Experience Centers and certain Aveda Institutes.  There are currently about 7,000 points of sale, primarily in the United States, that sell Aveda products.  Bumble and bumble products are principally sold to more than 2,400 independent salons, primarily in the United States.  Darphin products are principally sold through high-end independent pharmacies, principally in Europe, representing approximately 4,000 points of sale.

As part of our strategy to diversify our distribution, we have been selectively expanding the number of single-brand, freestanding stores that we own and operate.  The Origins, Aveda and M•A•C brands are the primary focus for this method of distribution.  At this time, we operate 467 single-brand, freestanding stores worldwide, the majority of which are in the United States, and expect that number to increase moderately over the next several years.

We sell American Beauty, Flirt!, Good Skin™, Grassroots and our newly developed fragrance, Dianoche, by Daisy Fuentes in approximately 750 Kohl’s Department Stores in the United States.

We sell some of our products directly to consumers over the Internet through our own websites (Estée Lauder, Clinique, Lab Series, Prescriptives, Origins, M•A•C, Bobbi Brown, La Mer, Aveda, Jo Malone and Rodan + Fields), and through Gloss.com (Estée Lauder, Clinique, Lab Series, Prescriptives, Origins, M•A•C, Bobbi Brown, La Mer, Jo Malone, Darphin and Rodan + Fields).  Gloss.com is a joint venture in which we own a controlling majority interest.  Chanel, Inc. and Clarins (U.S.A.) Inc. became partners in the venture in August 2000 and Chanel and Clarins products are also available on the website.

As is customary in the cosmetics industry, our practice is to accept returns of our products from retailers if properly requested, authorized and approved.  In accepting returns, we typically provide a credit to the retailer against sales and accounts receivable from that retailer on a dollar-for-dollar basis.  In recognition of this practice, and in accordance with U.S. generally accepted accounting principles, we report sales on a net basis, which is computed by deducting the amount of actual returns received and an amount established for anticipated returns from gross sales.  As a percentage of gross sales, returns were 5.0% in fiscal 2006 and 4.6% in fiscal 2005 and 2004.

Customers

Our strategy has been to build strong strategic relationships with selected retailers globally.  Senior management works with executives of our major retail accounts on a regular basis and we believe we are viewed as an important supplier to these customers.  During fiscal 2006, Federated Department Stores, Inc. acquired The May Department Stores Company, resulting in the merger of our previous two largest customers.  As of and for the fiscal year ended June 30, 2006, this customer accounted for 14% of our accounts receivable and 16% of our consolidated net sales.  In fiscal 2005 and 2004, no single customer accounted for more than 10% of consolidated net sales.

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

Starting with the launch of the Clinique website in 1996, we have used the Internet to educate and inform consumers about certain of our brands.  Currently, we have seventeen single-brand marketing sites, eleven of which have e-commerce capabilities, and Gloss.com, our majority-owned, multi-brand marketing and e-commerce site.

Most of our creative marketing work is done by in-house creative teams.  The creative staff designs and produces the sales materials, advertisements and packaging for all products in each brand.  Global net advertising, merchandising, sampling and promotional expenditures were $1,793.1 million, $1,793.7 million and $1,595.5 million for fiscal 2006, 2005 and 2004, respectively.  These amounts include revenues and expenses relating to purchase with purchase and gift with purchase promotions that are reflected in net sales and cost of sales.

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

The efficiencies provided by these systems have resulted in increased sales, fewer out-of-stocks and reduced retail inventories.  We expect that these systems will continue to provide inventory and sales efficiencies in the short and medium terms.  As part of our long-term effort to enhance these efficiencies, we are implementing our Strategic Modernization Initiative (“SMI”), which includes an enterprise-wide global program that we expect will deliver a single set of integrated data, processes and technologies, which would be scalable and used to standardize business processes across brands, operating units and sales affiliates.  The implementation of SMI at our Aveda operating unit is planned for fiscal 2007.  SMI is expected to proceed in stages through fiscal 2010.

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

We maintain ongoing research and development programs at our facilities in Melville, New York; Oevel, Belgium; Petersfield, U.K.; Tokyo, Japan; Markham, Ontario; Blaine, Minnesota; Shanghai, China; and Colombes, France.  As of June 30, 2006, we had approximately 444 employees engaged in research and development.  Research and development expenditures, which are included in advertising, merchandising and sampling expenditures, totaled $72.0 million, $72.3 million and $67.2 million in fiscal 2006, 2005 and 2004, respectively.  Our research and development group makes significant contributions toward improving existing products and developing new products and provides ongoing technical assistance and know-how to our manufacturing activities.  The research and development group has had long-standing working relationships with several U.S. and international medical and educational facilities, which supplement internal capabilities.  We do not conduct animal testing of our products.

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

Our principal competitors among manufacturers and marketers of skin care, makeup, fragrance and hair care products include:

•                  L’Oreal S.A., which markets Lancôme, Ralph Lauren, Giorgio Armani, Garnier, L’Oreal, Maybelline, Biotherm, Helena Rubinstein, Redken, Matrix, Kiehl’s Since 1851, Shu Uemura, SkinCeuticals, The Body Shop and other brands;

•                  Unilever N.V., which markets Dove, Pond’s, Thermasilk, Vaseline Intensive Care and other brands;

•                  The Procter & Gamble Company, which markets SK-II, Cover Girl, Olay, Giorgio Beverly Hills, Hugo Boss, Rochas, Escada, Lacoste, Max Factor, Pantene, Clairol, Wella, Valentino, Gucci, Sebastian, Aussie, Dolce & Gabbana and other brands;

•                  Beiersdorf AG, which markets Nivea, Eucerin, La Prairie, Juvena and other brands;

•                  Avon Products Inc., a direct marketer of Avon Color, Anew, Skin-so-soft, mark, Avon Wellness, beComing, and other products;

•                  Shiseido Company, Ltd., which markets Shiseido, Clé de Peau Beauté, Zirh, Nars, Decléor, Issey Miyake, Jean Paul Gaultier, Helene Curtis, Za, Carita, Aupres and other brands;

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

•                  Revlon, Inc., which markets Revlon, Almay, Ultima II and other brands;

•                  Chanel, Inc.;

•                  Clarins S.A., which markets Clarins, Azzaro, Thierry Mugler and other brands;

•                  Elizabeth Arden, Inc., which markets Elizabeth Arden, Elizabeth Taylor fragrances, Geoffrey Beene, Halston, Britney Spears, Prevage, Badgley Mischka, Alfred Sung, Hummer, Nanette Lepore, Cynthia Rowley, Lulu Guinness, Bob Mackie and other brands; and

•                  Kao Corporation, which markets Sofina, Sensai, Kanebo, Molton Brown, Twany, Lissage, est, RMK, Lunasol, Biore, Jergens, John Frieda and other brands.

We also face competition from a number of independent doctor-aligned brands, such as N.V. Perricone M.D., dr. brandt, Murad, Prevage MD, DDF, MD Skincare, Cosmedicine, StriVectin, Kinerase and Obagi.

Additionally, some retailers have developed their own beauty brands, such as:

•                  Gap Inc., which markets The Gap, Old Navy and Banana Republic products;

•                  Limited Brands Inc., which markets Victoria’s Secret Beauty and Bath and Body Works; and

•                  Sephora.

Some of our competitors also have ownership interests in retailers that are customers of ours.  For example, LVMH has interests in DFS Group Limited, Miami Cruiseline Services, Le Bon Marché, la Samaritaine, eLuxury, and Sephora.

Trademarks, Patents and Copyrights

The trademarks used in our business include the brand names Estée Lauder, Clinique, Aramis, Prescriptives, Lab Series, Origins, Tommy Hilfiger, Donna Karan New York, DKNY, M•A•C, Bobbi Brown, La Mer, Aveda, Jo Malone, Bumble and bumble, Darphin, Michael Kors and Rodan + Fields, American Beauty, Flirt!, Good Skin™ and Grassroots and the names of many of the products sold under these brands.  We own the material trademark rights used in connection with the manufacturing, marketing and distribution of most of our major products both in the United States and in the other principal countries where such products are sold.  We are the exclusive worldwide licensee for fragrances, cosmetics and related products for Tommy Hilfiger, Donna Karan New York, DKNY, Michael Kors, Donald Trump, Sean John, Missoni and Daisy Fuentes.  Origins, pursuant to a license agreement, sells products using the name of Dr. Andrew Weil and Estée Lauder, pursuant to a license agreement, sells products using the name Tom Ford for Estée Lauder.  We are in the process of developing new products under a license from Tom Ford.  We protect our trademarks for our principal products in the United States and significant markets worldwide.  We consider the protection of our trademarks to be important to our business.

A number of our products incorporate patented or patent-pending technology in formulations or packaging.  In addition, several products are covered by design patents, patent applications or copyrights.  While we consider these patents and copyrights, and the protection thereof, to be important, no single patent or copyright is considered material to the conduct of our business.

Employees

At June 30, 2006, we had approximately 26,200 full-time employees worldwide (including sales representatives at points of sale who are employed by us), of whom approximately 11,700 are employed in the United States and Canada.  None of our employees in the United States is covered by a collective bargaining agreement.  In certain other countries, a limited number of employees are covered by a works council agreement or other syndicate arrangements.  We believe that relations with our employees are good.  We have never encountered a material strike or work stoppage in the United States or in any other country where we have a significant number of employees.

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

Seasonality

Our results of operations in total, by region and by product category, are subject to seasonal fluctuations, with net sales in the first half of the fiscal year typically being slightly higher than in the second half of the fiscal year.  The higher net sales in the first two fiscal quarters are attributable to the increased levels of purchasing by retailers for the holiday selling season and for fall fashion makeup introductions.  Fluctuations in net sales and operating income in total and by geographic region and product category in any fiscal quarter may be attributable to the level and scope of new product introductions.  Additionally, gross margins and operating expenses are impacted on a quarter-by-quarter basis by variations in our launch calendar and the timing of promotions, including purchase with purchase and gift with purchase promotions.

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

Corporate Governance Guidelines and Code of Conduct

The Board of Directors has developed corporate governance practices to help it fulfill its responsibilities to stockholders in providing general direction and oversight of management.  These practices are set forth in our Corporate Governance Guidelines.  We also have a Code of Conduct (“Code”) applicable to all employees, officers and directors of the Company, including, without limitation, the Chief Executive Officer, the Chief Financial Officer and other senior financial officers.  These documents, the charters for the Audit Committee, Compensation Committee and Nominating and Board Affairs Committee, and any waiver of a provision of the Code granted to any senior officer or director or material amendment to the Code, if any, may be found in the “Investors” section of our website: www.elcompanies.com under the heading “Corporate Governance.”  Stockholders may also contact Investor Relations at 767 Fifth Avenue, New York, New York 10153 or call 800-308-2334 to obtain a hard copy of these documents without charge.

Executive Officers

The following table sets forth certain information with respect to our executive officers:

Name	Age	Position(s) Held
Malcolm Bond	56	Executive Vice President – Global Operations
Patrick Bousquet-Chavanne	48	Group President
Daniel J. Brestle	61	Chief Operating Officer
Roger Caracappa	57	Executive Vice President Global Packaging, Quality Assurance, Store Development, Design and Merchandising
John Demsey	50	Group President
Amy DiGeso	54	Executive Vice President – Global Human Resources
Harvey Gedeon	63	Executive Vice President – Research and Development
Richard W. Kunes	53	Executive Vice President and Chief Financial Officer
Evelyn H. Lauder	70	Senior Corporate Vice President
Leonard A. Lauder	73	Chairman of the Board of Directors
Ronald S. Lauder	62	Chairman of Clinique Laboratories, LLC and a Director
William P. Lauder	46	President and Chief Executive Officer and a Director
Sara E. Moss	59	Executive Vice President – General Counsel and Secretary
Cedric Prouvé	46	Group President
Philip Shearer	53	Group President
Sally Susman	44	Executive Vice President, Global Communications

Malcolm Bond became Executive Vice President – Global Operations in July 2004.  In this role, he is currently responsible for Global Direct Procurement, Manufacturing, Logistics and Employee Health and Safety.  From January 2001 through June 2004, Mr. Bond was Senior Vice President – Global Manufacturing and Distribution.  From January 1999 to January 2001, he was Senior Vice President, Manufacturing, during which time his responsibilities also included corporate engineering and supply chain.  From September 1997 to January 1999, he was Vice President, Focus Factories, responsible for all of our factory operations.  Mr. Bond joined us in September 1995 as General Manager of our U.K. manufacturing operations, with responsibility for South African and Australian operations as well.  Prior to joining us, Mr. Bond was responsible for European Operations at the Alberto-Culver Company and, prior to that, was Vice President, Operations for Europe, Middle East and Africa for Revlon, Inc. from April 1979 until October 1992.

Patrick Bousquet-Chavanne became Group President, The Estée Lauder Companies Inc., in July 2001.  Since January 2005, he has been directing the Aramis and Designer Fragrances division – including Aramis, Tommy Hilfiger, Donna Karan, Michael Kors and Donald Trump The Fragrance, as well as  Bobbi Brown, Darphin, Rodan + Fields and the Fashion Group.  From 2001 to 2004, he directed Estée Lauder, M·A·C and the Aramis and Designer Fragrances Division.  From 1998 to 2001, he was the President of Estee Lauder International, Inc. (“ELII”).  From 1992 to 1996, Mr. Bousquet-Chavanne was Senior Vice President – General Manager/Travel Retailing of ELII.  From 1989 to 1992, he was Vice President and General Manager of Aramis International, a division of ELII.  From 1996 to 1998, he was Executive Vice President/General Manager International Operations of Parfums Christian Dior S.A., based in Paris.  Mr. Bousquet-Chavanne is a director of Brown-Forman Corporation.

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

Roger Caracappa has been Executive Vice President – Global Packaging, Quality Assurance, Store Development, Design and Merchandising since July 2004.  From 1999 to 2004, he was Senior Vice President, Global Packaging for all brands.  For 20 years, Mr. Caracappa spearheaded all promotional marketing for the Estée Lauder brand in North America as well as marketing operations and merchandising.  He is a member of various committees at the Fashion Institute of Technology and is a member of the Packaging and Converting Intelligence Editorial Board and Cosmetic Industry Buyers and Suppliers.

John Demsey was appointed Group President in July 2006.  In this role, he is responsible for the Estée Lauder, M×A×C, Sean John, Prescriptives and Tom Ford Beauty brands.  In January 2005, Mr. Demsey became Global Brand President of Estée Lauder after serving as President and Managing Director of M×A×C since 1998.  From 1991 to 1998, he held several positions with Estée Lauder, including Senior Vice President of Sales and Education for Estée Lauder USA and Canada.  Before joining us, he worked for Revlon, Borghese, Alexandra de Markoff Cosmetics, and Lancaster Cosmetics.  He also held various executive retail positions at Bloomingdale’s, Macy’s, Benetton and Saks Fifth Avenue.  Mr. Demsey serves as Chairman of the M×A×C AIDS Fund and is active in many other AIDS-related organizations.

Amy DiGeso became Executive Vice President, Global Human Resources in May 2006.  From May 2005, when she joined us, to May 2006 she was Senior Vice President, Global Human Resources.  She was Senior Partner – Global Human Resource in charge of the Human Resources Department at PriceWaterhouseCoopers LLP from May 2001 through June 2003.  From April 1999 through April 2001, Ms. DiGeso was President of the Popular Club Plan, a direct sales subsidiary of Federated Department Stores, and from May 1992 through December 1998, she served in various executive capacities at Mary Kay, Inc., including Chief Executive Officer from November 1996 through December 1998.  Since June 2003, Ms. DiGeso has been engaged in various philanthropic activities.

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

William P. Lauder became President and Chief Executive Officer in July 2004.  From January 2003 through June 2004, he served as Chief Operating Officer.  From July 2001 until December 2002 he served as Group President responsible for the worldwide business of Clinique and Origins and our retail store and On-line operations.  From 1998 to 2001, he was President of Clinique Laboratories, Inc.  Prior to 1998, he was President of Origins Natural Resources Inc. and had been the senior officer of that division since its inception in 1990.  Prior thereto, he served in various positions since joining us in 1986.  He is a member of the Board of Trustees of The University of Pennsylvania and The Trinity School in New York City and the Boards of Directors of The Fresh Air Fund, the 92nd Street Y, the Partnership for New York City, True Temper Corporation, Freedom Acquisition Holdings, Inc. and the Advisory Board of Zelnick Media.

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

Cedric Prouvé became Group President in January 2003.  He is responsible for sales and profits in all markets outside of North America and for all of the activities of our sales affiliates and distributor relationships worldwide.  He also oversees our Travel Retail business.  From August 2000 through 2002 he was the General Manager of our Japanese sales affiliate.  From January 1997 to August 2000, he was Vice President, General Manager, Travel Retail.  He started with us in 1994 as General Manager, Travel Retailing – Asia Pacific Region and was given the added responsibility of General Manager of our Singapore affiliate in 1995.  Prior to joining us he worked at L’Oreal in sales and management positions in the Americas and Asia/Pacific.

Philip Shearer became Group President responsible for Clinique, Origins and our On-line operations in January 2003.  In 2005, Mr. Shearer became responsible for Aveda and Bumble and bumble.  He joined us as Group President, International in September 2001.  Prior thereto, from 1998 to 2001, he was President of the Luxury Products Division of L’Oreal U.S.A., which included Lancôme, Helena Rubinstein, Ralph Lauren fragrances, Giorgio Armani and Kiehl’s Since 1851.  He served in various positions at L’Oreal from 1987, including management positions in the United Kingdom and in Japan.

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

Item 1A.  Risk Factors.

There are risks associated with an investment in our securities.

Please consider the following risks and all of the other information in this annual report on Form 10-K and in our subsequent filings with the SEC.  Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial.  If any of the events contemplated by the following discussion of risks should occur or other risks arise or develop, our business, prospects, financial condition and results of operations, as well as the prices of our securities, may be adversely affected.

The beauty business is highly competitive, and if we are unable to compete effectively our results will suffer.

We face vigorous competition from companies throughout the world, including multinational consumer product companies.  Some of these competitors have greater resources than we do and may be able to respond to changing business and economic conditions more quickly than us.  Competition in the beauty business is based on pricing of products, innovation, perceived value, service to the consumer, promotional activities, advertising, special events, new product introductions, electronic commerce initiatives and other activities.  It is difficult for us to predict the timing and scale of our competitors’ actions in these areas.  Also, the trend toward consolidation in the retail trade, particularly in developed markets such as the United States and Western Europe, has resulted in us becoming increasingly dependent on key retailers, including large-format retailers, who have increased their bargaining strength.  This trend has also resulted in an increased risk related to the concentration of our customers.  A severe adverse impact on their business operations could have a corresponding material adverse effect on us.  Our ability to compete also depends on the continued strength of our brands, our ability to attract and retain key talent and other personnel, the efficiency of our manufacturing facilities and distribution network, and our ability to protect our intellectual property.  Our inability to continue to compete effectively in countries around the world could have an adverse impact on our business.

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

Our future success depends on our ability to achieve our long-term strategy.

Our long-term strategy is based on five strategic imperatives:

1.               Optimize brand portfolio

2.               Strengthen product categories

3.               Strengthen and expand geographic presence

4.               Diversify and strengthen distribution channels

5.               Achieve operational and cost excellence

Achieving our long-term objectives may require investment in new brands, categories, distribution channels, technologies and geographic markets.  These investments may results in short-term costs without any current revenues.  In addition, there may be costs incurred in disposing of brands.  Although we believe that our strategic imperatives will lead to growth in revenue and profitability, we may not realize in full, or in part, the anticipated benefits.  The failure to realize benefits, which may be due to our ability to execute plans or other risks described in this 10-K, could have a material adverse effect on our business, financial condition and operating results.

Any future acquisitions may expose us to additional risks.

We continuously review acquisition opportunities that would expand our current product offerings, our distribution channels, increase the size and geographic scope of our operations or otherwise offer growth and operating efficiency opportunities.  The financing for any of these acquisitions could result in an increase in our indebtedness, dilute the interests of our stockholders or both.  Acquisitions may entail numerous risks, including:

•                  difficulties in assimilating acquired operations or products, including the loss of key employees from or customers of acquired businesses;

•                  diversion of management’s attention from our core businesses;

•                  adverse effects on existing business relationships with suppliers and customers; and

•                  risks of entering markets in which we have limited or no prior experience.

Our failure to successfully complete the integration of any acquired business could have a material adverse effect on our business, financial condition and operating results.  In addition, there can be no assurance that we will be able to identify suitable acquisition candidates or consummate acquisitions on favorable terms.

A general economic downturn or sudden disruption in business conditions may affect consumer purchases of discretionary items, which could adversely affect our financial results.

The general level of consumer spending is affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs, and consumer confidence generally, all of which are beyond our control.  Consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products.  In addition, sudden disruptions in business conditions, for example, as a consequence of events such as the outbreak of SARs in 2003 or those that are currently taking place in the Middle East, or as a result of a terrorist attack, retaliation and the threat of further attacks or retaliation, or as a result of adverse weather conditions, such as Hurricane Katrina, can have a short and, sometimes, long-term impact on consumer spending.

Events that impact consumers’ willingness or ability to travel and/or purchase our products while traveling may impact our travel retail business, which is a significant contributor to our overall results.

A downturn in the economies in which we sell our products or a sudden disruption of business conditions in those economies could adversely affect our sales.

Changes in laws, regulations and policies that affect our business could adversely affect our financial results.

Our business is subject to numerous laws, regulations and policies.  Changes in the laws, regulations and policies, including the interpretation or enforcement thereof, that affect, or will affect, our business, including changes in accounting standards, tax laws and regulations, trade rules and customs regulations, and the outcome and expense of legal or regulatory proceedings, and any action we may take as a result could adversely affect our financial results.

Our success depends, in part, on the quality and safety of our products.

Our success depends, in part, on the quality and safety of our products.  If our products are found to be defective or unsafe, or if they otherwise fail to meet our consumers’ standards, our relationships with customers or consumers could suffer, the appeal of one or more of our brands could be diminished, and we could lose sales and/or become subject to liability claims, any of which could result in a material adverse effect on our business, results of operations and financial condition.

Our success depends, in part, on our key personnel.

Our success depends, in part, on our ability to retain our key personnel, including our executive officers and senior management team.  The unexpected loss of one or more of our key employees could adversely affect our business.  Our success also depends, in part, on our continuing ability to identify, hire, train and retain other highly qualified personnel.  Competition for these employees can be intense.  We may not be able to attract, assimilate or retain qualified personnel in the future, and our failure to do so could adversely affect our business.  This risk may be exacerbated by uncertainties associated with our long-term strategy, SMI (as defined below) and other initiatives.

We are subject to risks related to our international operations.

We operate on a global basis, with approximately 51% of our fiscal 2006 net sales generated outside the United States.  We maintain offices in over 35 countries and have key operational facilities located outside the United States that manufacture, warehouse or distribute goods for sale throughout the world.  Foreign operations are subject to many risks and uncertainties, including but not limited to:

•                     fluctuations in foreign currency exchange rates, which can affect our results of operations; the value of our foreign assets; the relative prices at which we and foreign competitors sell products in the same markets; and the cost of certain inventory and non-inventory items required in our operations;

•                     changes in foreign laws, regulations and policies, including restrictions on trade, import and export license requirements, and tariffs and taxes, as well as changes in United States laws and regulations relating to foreign trade and investment; and

•                     adverse weather conditions, social and geopolitical conditions, such as terrorist attacks, war or other military action.

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

Our information systems and websites may be susceptible to outages and other risks.

We have information systems that support our business processes, including product development, marketing, sales, order processing, production, distribution, finance and intracompany communications throughout the world.  We have e-commerce and other Internet websites in the United States and many other countries.  These systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events.  Despite the implementation of network security measures, our systems may be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering.  The occurrence of these or other events could disrupt or damage our information systems and adversely affect our business and results of operations.

We are subject to risks associated with implementing global information systems.

As part of a program that we call our “Strategic Modernization Initiative,” or “SMI,” we are implementing enterprise-wide global programs intended to deliver a single set of integrated data, processes and technologies, which would be scalable and used to standardize business processes across brands, operating units and sales affiliates.  The implementation of SMI at our Aveda operating unit is planned for fiscal 2007.  The full implementation of SMI is not expected until 2010.  Failure to implement SMI as planned, in terms of timing, specifications and/or costs, could have an adverse impact on our business and results of operations.

The price of our securities periodically may rise or fall based on the accuracy of analysts’ or others’ predictions of our earnings or other financial performance.

Our business planning process is designed to maximize the long-term strength, growth and profitability of the Company, not to achieve an earnings target in any particular fiscal quarter.  We believe that this longer-term focus is in the best interests of the Company and our stockholders.  However, we do recognize that it may be helpful to provide investors with guidance as to what we think will be our future net sales and earnings.  Accordingly, when we announced our year-end financial results for fiscal 2006, we provided guidance as to our expected net sales and earnings for the fiscal year ending June 30, 2007 and the quarter ending September 30, 2006.  While we generally expect to provide updates to our guidance when we report our results each fiscal quarter, we assume no responsibility to update any of our forward-looking statements at such times or otherwise.

In all of our public statements when we make, or update, a forward-looking statement about our sales and/or earnings expectations, we accompany such statements directly, or by reference to a public document, with a list of factors that could cause our actual results to differ materially from those we expect.  Such a list is included, among other places, in our earnings press release and in our periodic filings with the Securities and Exchange Commission (e.g., in our reports on Form 10-K and Form 10-Q).  These and other factors make it more difficult for outside observers, such as research analysts, to predict what our earnings will be in any given fiscal quarter or year.

Outside analysts, like all investors, have the right to make their own predictions as to what the Company’s financial results will be in a given fiscal year or quarter or even in future years.  Outside analysts, however, have access to no more material information about the Company’s plans than any other public investor, and the Company does not endorse their predictions as to our future performance.  Nor does the Company assume any responsibility to correct the predictions of outside analysts or others when they differ from the Company’s own internal expectations.  When the Company announces actual results that differ from those that outside analysts or others have been predicting, the market price of the Company’s securities could be affected.  Investors who rely on the predictions of outside analysts or others when making investment decisions with respect to the Company’s securities do so at their own risk.  The Company takes no responsibility for any losses suffered as a result of such changes in the prices of the Company’s securities.

Item 1B.  Unresolved Staff Comments.

As of the filing of this annual report on Form 10-K, there were no unresolved comments from the Staff of the Securities and Exchange Commission.

Item 2.  Properties.

The following table sets forth our principal owned and leased manufacturing, assembly, research and development and distribution facilities as of August 22, 2006.  The leases expire at various times through 2026 subject to certain renewal options.

Location	Use	Approximate Square Footage

The Americas
Blaine, Minnesota (owned)	Manufacturing and R&D	275,000
Blaine, Minnesota (leased)	Distribution	126,000
Oakland, New Jersey (leased)	Manufacturing	148,000
Hauppauge, New York (leased)	Manufacturing / Assembly	83,000
Hauppauge, New York (leased)	Manufacturing / Assembly	140,000
Melville, New York (owned)	Manufacturing	353,000
Melville, New York (owned)	R&D	134,000
Yaphank, New York (leased)	Manufacturing / Assembly	230,000
Bristol, Pennsylvania (leased)	Manufacturing	67,000
Bristol, Pennsylvania (leased)	Distribution	243,000
Bristol, Pennsylvania (leased–under construction)	Distribution	243,000
Trevose, Pennsylvania (leased)	Manufacturing / Assembly	140,000
Agincourt, Ontario, Canada (owned)	Manufacturing	96,000
Markham, Ontario, Canada (leased)	Manufacturing	58,000
Markham, Ontario, Canada (leased)	R&D	26,000
Markham, Ontario, Canada (leased)	Manufacturing	79,000
Toronto, Ontario (leased)	Distribution	186,000

Europe, the Middle East & Africa
Oevel, Belgium (owned)	Manufacturing	113,000
Oevel, Belgium (leased)	Manufacturing and R&D	70,000
Oevel, Belgium (leased)	Distribution	100,000
Madrid, Spain (leased–under construction)	Distribution	90,000
Lachen, Switzerland (owned)	Manufacturing	53,000
Lachen, Switzerland (owned)	Distribution	125,000
Hampshire, U.K. (leased)	Distribution	203,000
Petersfield, U.K. (owned)	Manufacturing	225,000

Asia/Pacific
Shanghai, China (leased)	Distribution and R&D	57,000
Tokyo, Japan (leased)	Distribution and R&D	147,600

We own, lease and occupy numerous offices, assembly and distribution facilities and warehouses in the United States and abroad.  We consider our properties to be generally in good condition and believe that our facilities are adequate for our operations and provide sufficient capacity to meet anticipated requirements.  We lease approximately 319,000 square feet of rentable space for our principal offices in New York, New York and own an office building of approximately 57,000 square feet in Melville, New York.  As of August 22, 2006, we operated 537 freestanding retail stores, including 18 for the Estée Lauder brand, 18 for Clinique, 132 for Origins, 145 for M•A•C, 140 for Aveda, 2 for Bobbi Brown, 10 for Jo Malone, 2 for Bumble and bumble and 70 multi-brand stores.

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

On March 30, 2005, the United States District Court for the Northern District of California entered into a Final Judgment approving the settlement agreement we entered into in July 2003 with the plaintiffs, the other Manufacturer Defendants (as defined below) and the Department Store Defendants (as defined below) in a consolidated class action lawsuit that had been pending in the Superior Court of the State of California in Marin County since 1998.  On April 29, 2005, notices of appeal were filed by representatives of two members of the purported class of consumers.  One of those appeals has since been withdrawn.  If the appeal is resolved satisfactorily, the Final Judgment will result in the plaintiffs’ claims being dismissed, with prejudice, in their entirety in both the Federal and California actions.  There has been no finding or admission of any wrongdoing by us in this lawsuit.  We entered into the settlement agreement solely to avoid protracted and costly litigation.  In connection with the settlement agreement, the defendants, including the Company, will provide consumers with certain free products and pay the plaintiffs’ attorneys’ fees.  To meet its obligations under the settlement, we took a special pre-tax charge of $22.0 million, or $13.5 million after-tax, equal to $.06 per diluted common share in the fourth quarter of fiscal 2003.  At June 30, 2006, the remaining accrual balance was $16.3 million.  The charge did not have a material adverse effect on our consolidated financial condition.  In the Federal action, the plaintiffs, purporting to represent a class of all U.S. residents who purchased prestige cosmetics products at retail for personal use from eight department stores groups that sold such products in the United States (the “Department Store Defendants”), alleged that the Department Store Defendants, the Company and eight other manufacturers of cosmetics (the “Manufacturer Defendants”) conspired to fix and maintain retail prices and to limit the supply of prestige cosmetics products sold by the Department Store Defendants in violation of state and Federal laws. The plaintiffs sought, among other things, treble damages, equitable relief, attorneys’ fees, interest and costs.

In 1998, the Office of the Attorney General of the State of New York (the “State”) notified the Company and ten other entities that they had been identified as potentially responsible parties (“PRPs”) with respect to the Blydenburgh landfill in Islip, New York.  Each PRP may be jointly and severally liable for the costs of investigation and cleanup, which the State estimated in 2006 to be approximately $19.7 million for all PRPs.  In 2001, the State sued other PRPs (including Hickey’s Carting, Inc., Dennis C. Hickey and Maria Hickey, collectively the “Hickey Parties”), in the U.S. District Court for the Eastern District of New York to recover such costs in connection with the site, and in September 2002, the Hickey Parties brought contribution actions against the Company and other Blydenburgh PRPs.  These contribution actions seek to recover, among other things, any damages for which the Hickey Parties are found liable in the State’s lawsuit against them, and related costs and expenses, including attorneys’ fees.  In June 2004, the State added the Company and other PRPs as defendants in its pending case against the Hickey Parties.  In April 2006, the Company and other defendants added numerous other parties to the case as third-party defendants.  The Company and certain other PRPs have engaged in settlement discussions which to date have been unsuccessful.  Settlement negotiations with the new third-party defendants, the State, the Company and other defendants began in July 2006.  We have accrued an amount which we believe would be necessary to resolve our share of this matter.  If settlement discussions are not successful, we intend to vigorously defend the pending claims.  While no assurance can be given as to the ultimate outcome, management believes that the resolution of the Blydenburgh matters will not have a material adverse effect on our consolidated financial condition.

On June 13, 2006, the Superior Court of California for the County of San Diego dismissed, without leave to amend, all of the plaintiff’s final remaining claims against the Company in a matter originally brought in December 2004 by the plaintiff purporting to represent a nationwide class of individuals “who have purchased skin care products from defendants that have been falsely advertised to have an ‘anti-aging’ or youth inducing benefit or effect.”  The plaintiff sought injunctive relief, restitution, and general, special and punitive damages for alleged violations of the California Unfair Competition Law, the California False Advertising Law, and for negligent and intentional misrepresentation.

In June 2006 and October 2005, we received favorable decisions from the Portuguese Tax Administration on the oppositions our subsidiary filed in July 2005 to the notices of assessment it received in May 2005 and on the opposition our subsidiary filed in March 2005 to the notice of assessment it received in December 2004, respectively.  Furthermore, the notification we received in June 2006, contained an order canceling the assessments received in May 2005, which were for the calendar years ended December 31, 2001 and 2002 in the amounts of 21.6 million Euro and 22.4 million Euro, respectively, and the assessment received in December 2004, which was for the calendar year ended December 31, 2000 in the amount of 26.0 million Euro.  Management believes that the decisions are not subject to appeal.  Since 1989, our subsidiary has been operating in the Madeira Free Trade Zone, located in Portugal, under license from the Madeira Development Corporation.

On March 30, 2006, a purported securities class action complaint captioned Thomas S. Shin, et al. v. The Estée Lauder Companies Inc., et al., was filed against the Company and certain of our officers and directors (collectively the “Defendants”) in the United States District Court for the Southern District of New York.  The complaint alleged that the Defendants made statements during the period April 28, 2005 to October 25, 2005 in press releases, the Company’s public filings and during conference calls with analysts that were materially false and misleading and that artificially inflated the price of the Company’s stock.  The complaint alleged claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  The complaint also asserted that during the class period, certain executive officers and the trust for the benefit of a director sold shares of our Class A Common Stock at artificially inflated prices.  Three additional purported securities class action complaints were subsequently filed in the United States District Court for the Southern District of New York containing similar allegations.  On July 10, 2006, the Court consolidated these actions under the caption In re: Estée Lauder Companies Securities Litigation, appointed lead plaintiff, and approved the selection of lead counsel.  A consolidated amended complaint is expected to be filed on or before September 8, 2006.  The Defendants believe that the claims asserted in the original complaints, which are likely to form the basis of the consolidated amended complaint, are without merit and they intend to defend the consolidated action vigorously.

On April 10, 2006, a shareholder derivative action complaint captioned Miriam Loveman v. Leonard A. Lauder, et al., was filed against certain of our officers and all of our directors as of that date (collectively the “Derivative Action Defendants”) in the United States District Court for the Southern District of New York.  The complaint alleges that the Derivative Action Defendants breached their fiduciary duties to the Company based on the same alleged course of conduct identified in the Shin complaint described above.  On May 4, 2006, the derivative action was reassigned to the judge assigned to the now consolidated securities action.  The Derivative Action Defendants similarly believe that this complaint is without merit and they intend to defend the action vigorously.

The Company previously disclosed that it had received and was cooperating with an informal request for information from the Staff of the Securities and Exchange Commission (the “Staff”) regarding matters raised in the Shin complaint described above.  In June 2006, the Company was advised by the Staff that it does not anticipate seeking further information regarding those matters.  The Company does not anticipate any further developments in the inquiry.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended June 30, 2006.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant’s Common Equity and Related Stockholder Matters

Our Class A Common Stock is publicly traded on the New York Stock Exchange under the symbol “EL.”  The following table shows the high and low sales prices as reported on the New York Stock Exchange Composite Tape and the cash dividends per share declared in fiscal 2006 and fiscal 2005:

	Fiscal 2006			Fiscal 2005
	High	Low	Cash Dividends	High	Low	Cash Dividends

First Quarter	$42.01	$33.65	$—	$49.34	$38.84	$—
Second Quarter	35.66	29.98	.40	46.96	40.22	.40
Third Quarter	39.24	32.79	—	47.50	41.85	—
Fourth Quarter	41.71	34.81	—	45.85	36.84	—

Fiscal Year	42.01	29.98	$.40	49.34	36.84	$.40

We expect to continue the payment of cash dividends in the future, but there can be no assurance that the Board of Directors will continue to declare them.  In November 2005 and 2004, the Board of Directors declared an annual dividend of $.40 per share which was paid in December 2005 and 2004, respectively.

As of August 22, 2006, there were approximately 3,526 record holders of Class A Common Stock and 23 record holders of Class B Common Stock.

Share Repurchase Program

We are authorized by the Board of Directors to repurchase up to 48.0 million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  As of June 30, 2006, the cumulative total of acquired shares pursuant to the authorization was 38.6 million, reducing the remaining authorized share repurchase balance to 9.4 million.  During fiscal 2006, we purchased approximately 11.2 million shares for $400.5 million as outlined in the following table:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
July 2005	—	$—	—	20,607,900
August 2005	—	—	—	20,607,900
September 2005	1,919,700	37.04	1,919,700	18,688,200
October 2005	3,726,700	35.02	3,726,700	14,961,500
November 2005	1,893,800	33.01	1,893,800	13,067,700
December 2005	1,237,800	33.71	1,237,800	11,829,900
January 2006	—	—	—	11,829,900
February 2006	1,261,800	37.00	1,261,800	10,568,100
March 2006	—	—	—	10,568,100
April 2006	—	—	—	10,568,100
May 2006	1,176,500	40.81	1,176,500	9,391,600
June 2006	—	—	—	9,391,600
Year-to-date	11,216,300	35.71	11,216,300	9,391,600

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

During the three months ended June 30, 2006, the holders set forth in the table converted shares of Class B Common Stock into Class A Common Stock on the dates set forth in the table below:

Stockholder That Converted Class B Common Stock to Class A Common Stock	Date of Conversion	Number of Shares Converted/Received
Ronald S. Lauder	06/29/2006	394,986

Item 6.  Selected Financial Data.

The table below summarizes selected financial information.  Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to current year presentation for comparative purposes.  For further information, refer to the audited consolidated financial statements and the notes thereto beginning on page F-1 of this report.

	Year Ended or at June 30
	2006 (a)	2005 (b)	2004	2003 (c)	2002 (d)
	(In millions, except per share data)
Statement of Earnings Data:
Net sales	$6,463.8	$6,280.0	$5,741.5	$5,049.8	$4,671.7
Gross profit	4,777.2	4,677.2	4,277.2	3,736.5	3,419.6
Operating income	619.6	726.8	648.9	508.8	345.2
Interest expense, net (e)	23.8	13.9	27.1	8.1	9.8
Earnings before income taxes, minority interest, discontinued operations and accounting change	595.8	712.9	621.8	500.7	335.4
Provision for income taxes	259.7	293.7	234.4	164.9	115.6
Minority interest, net of tax	(11.6)	(9.3)	(8.9)	(6.7)	(4.7)
Net earnings from continuing operations	324.5	409.9	378.5	329.1	215.1
Discontinued operations, net of tax (f)	(80.3)	(3.8)	(36.4)	(9.3)	(23.2)
Net earnings	244.2	406.1	342.1	319.8	191.9
Preferred stock dividends (e)	—	—	—	23.4	23.4
Net earnings attributable to common stock	244.2	406.1	342.1	296.4	168.5
Cash Flow Data:
Net cash flows provided by operating activities	$709.8	$478.1	$673.0	$558.6	$525.5
Net cash flows used for investing activities	(303.2)	(237.0)	(213.7)	(198.0)	(223.2)
Net cash flows used for financing activities	(594.6)	(300.4)	(216.0)	(555.0)	(123.1)
Per Share Data:
Net earnings per common share from continuing operations (f):
Basic	$1.51	$1.82	$1.66	$1.31	$.81
Diluted	$1.49	$1.80	$1.64	$1.30	$.80
Net earnings per common share:
Basic	$1.14	$1.80	$1.50	$1.27	$.71
Diluted	$1.12	$1.78	$1.48	$1.26	$.70
Weighted average common shares outstanding:
Basic	215.0	225.3	228.2	232.6	238.2
Diluted	217.4	228.6	231.6	234.7	241.1
Cash dividends declared per common share	$.40	$.40	$.30	$.20	$.20
Balance Sheet Data:
Working capital	$738.7	$804.9	$877.2	$791.3	$968.0
Total assets	3,784.1	3,885.8	3,708.1	3,349.9	3,416.5
Total debt (e)	521.5	714.7	535.3	291.4	410.5
Redeemable preferred stock (e)	—	—	—	360.0	360.0
Stockholders’ equity	1,622.3	1,692.8	1,733.5	1,423.6	1,461.9

(a) Fiscal 2006 results included $93.0 million, after-tax, or $.43 per diluted share in special charges related to our cost savings initiative and tax-related matters.  Included in the charges was an operating expense charge of $92.1 million, equal to $.27 per diluted common share related to the cost savings initiative.  The results also included a special tax charge related to a settlement with the Internal Revenue Service regarding an examination of our consolidated Federal income tax returns for fiscal years 1998 through 2001, and represents the aggregate earnings impact of the settlement through fiscal 2006.  The settlement resulted in an increase to our fiscal 2006 income tax provision and a corresponding decrease in fiscal 2006 net earnings of approximately $46 million, or approximately $.21 per diluted common share.  During the fourth quarter of fiscal 2006, we completed the repatriation of foreign earnings through intercompany dividends under the provisions of the American Jobs Creation Act of 2004 (the “AJCA”).  In connection with the repatriation, we finalized computations of the related aggregate tax impact, resulting in a favorable adjustment of approximately $11 million, or approximately $.05 per diluted common share, to our initial tax charge of $35 million recorded in fiscal 2005.  The tax settlement, coupled with the AJCA favorable tax adjustment, resulted in a net increase to our fiscal 2006 income tax provision and a corresponding decrease in fiscal 2006 net earnings of approximately $35 million, or approximately $.16 per diluted common share.

(b) In the fourth quarter of fiscal 2005, we announced plans to repatriate approximately $690 million of foreign earnings in fiscal year 2006, which included $500 million of extraordinary intercompany dividends under the provisions of the AJCA.  This action resulted in an aggregate tax charge of approximately $35 million in our fiscal year ended June 30, 2005, which included an incremental tax charge of approximately $28 million, equal to $.12 per diluted share.

(c) Fiscal 2003 included a special charge related to the proposed settlement of a legal action of $13.5 million, after-tax, or $.06 per diluted common share.

(d) Fiscal 2002 included a restructuring charge of $76.9 million (of which $0.6 million was included in discontinued operations), after tax, or $.32 per diluted common share, and a one-time charge of $20.6 million, or $.08 per diluted common share, attributable to the cumulative effect of adopting Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which is attributable to our former reporting unit that sold  jane  brand products and is included in discontinued operations.

(e) During fiscal 2004, there was an increase of approximately $17.4 million in interest expense, net and a corresponding decrease in preferred stock dividends as a result of the adoption of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  Additionally, in connection with this pronouncement, redeemable preferred stock was reclassified as a component of total debt subsequent to June 30, 2003 and all subsequent applicable periods.

(f) In April 2006, we completed the sale of certain assets and operations of the reporting unit that marketed and sold Stila brand products.  In February 2004, we sold the assets and operations of our former reporting unit that sold jane brand products.  As a result, all consolidated statements of earnings information in the consolidated financial statements and footnotes for all periods presented has been restated for comparative purposes to reflect those reporting units as discontinued operations.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition at June 30, 2006 and our results of operations for the three fiscal years ended June 30, 2006 are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These judgments can be subjective and complex, and consequently actual results could differ from those estimates.  Our most critical accounting policies relate to revenue recognition, concentration of credit risk, inventory, pension and other post-retirement benefit costs, goodwill and other intangible assets, income taxes, derivatives and stock-based compensation.

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

Sales are reported on a net sales basis, which is computed by deducting from gross sales the amount of actual product returns received, discounts, incentive arrangements with retailers and an amount established for anticipated product returns.  Our practice is to accept product returns from retailers only if properly requested, authorized and approved.  In accepting returns, we typically provide a credit to the retailer against accounts receivable from that retailer.  As a percentage of gross sales, returns were 5.0% in fiscal 2006 and 4.6% in fiscal 2005 and 2004.

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

During fiscal 2006, Federated Department Stores, Inc. acquired The May Department Stores Company, resulting in the merger of our previous two largest customers.  This customer sells products primarily within North America and accounted for $1,005.8 million, or 16%, of our consolidated net sales in fiscal 2006 and $105.4 million, or 14%, of our accounts receivable at June 30, 2006.  Although management believes that this customer and our other major customers are sound and creditworthy, a severe adverse impact on their business operations could have a corresponding material adverse effect on our net sales, cash flows and/or financial condition.

In the ordinary course of business, we have established an allowance for doubtful accounts and customer deductions in the amount of $27.1 million and $28.9 million as of June 30, 2006 and 2005, respectively.  Our allowance for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings.  The allowance for doubtful accounts was reduced by $12.0 million, $12.6 million and $25.6 million for customer deductions and write-offs in fiscal 2006, 2005 and 2004, respectively, and increased by $10.2 million, $11.4 million and $23.9 million for additional provisions in fiscal 2006, 2005 and 2004, respectively.  This reserve is based upon the evaluation of accounts receivable aging, specific exposures and historical trends.

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

Pension and Other Post-retirement Benefit Costs
We offer the following benefits to some or all of our employees: a domestic trust-based noncontributory qualified defined benefit pension plan  (“U.S. Qualified Plan”) and an unfunded, nonqualified domestic noncontributory pension plan to provide benefits in excess of statutory limitations (collectively with the U.S. Qualified Plan, the “Domestic Plans”); a contributory defined contribution plan; international pension plans, which vary by country, consisting of both defined benefit and defined contribution pension plans; deferred compensation; and certain other post-retirement benefits.

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

The pre-retirement discount rate for each plan used for determining future net periodic benefit cost is based on a review of highly rated long-term bonds.  For fiscal 2006, we used a pre-retirement discount rate for our Domestic Plans of 5.25% and varying rates on our international plans of between 1.75% and 5.50%.  The pre-retirement rate for our Domestic Plans is based on a bond portfolio that includes only long-term bonds with an Aa rating, or equivalent, from a major rating agency.  We believe the timing and amount of cash flows related to the bonds included in this portfolio is expected to match the estimated defined benefit payment streams of our Domestic Plans.  For fiscal 2006, we used an expected return on plan assets of 7.75% for our U.S. Qualified Plan and varying rates of between 2.75% and 7.50% for our international plans.  In determining the long-term rate of return for a plan, we consider the historical rates of return, the nature of the plan’s investments and an expectation for the plan’s investment strategies.  The U.S. Qualified Plan asset allocation as of June 30, 2006 was approximately 62% equity investments, 27% fixed income investments and 11% other investments.  The asset allocation of our combined international plans as of June 30, 2006 was approximately 58% equity investments, 23% fixed income investments and 19% other investments.  The difference between actual and expected returns on plan assets is accumulated and amortized over future periods and, therefore, affects our recorded obligations and recognized expenses in such future periods.  For fiscal 2006, our pension plans had actual returns on assets of $64.4 million as compared with expected returns on assets of $37.0 million, which resulted in a net deferred gain of $27.4 million.

A 25 basis-point change in the discount rate or the expected rate of return on plan assets would have had the following effect on fiscal 2006 pension expense:

(In millions)	25 Basis-Point Increase	25 Basis-Point Decrease

Discount rate	$(2.7)	$2.8
Expected return on assets	$(1.3)	$1.3

Our post-retirement plans are comprised of health care plans that could be impacted by health care cost trend rates, which may have a significant effect on the amounts reported.  A one-percentage-point change in assumed health care cost trend rates for fiscal 2006 would have had the following effects:

(In millions)	One-Percentage-Point Increase	One-Percentage-Point Decrease

Effect on total service and interest costs	$1.7	$(1.5)
Effect on post-retirement benefit obligations	$12.3	$(10.7)

For fiscal 2007, we will use a pre-retirement discount rate for the Domestic Plans of 6.25% and varying rates for our international plans of between 2.25% and 5.75%.  We anticipate using an expected return on plan assets of 7.75% for the U.S. Qualified Plan and varying rates for our international pension plans of between 2.75% and 7.25%.  The net change in these assumptions from those used in fiscal 2006 will cause approximately a $1.5 million decrease in pension expense in fiscal 2007.  We will continue to monitor the market conditions relative to these assumptions and adjust them accordingly.

Goodwill and Other Intangible Assets
Goodwill is calculated as the excess of the cost of purchased businesses over the fair value of their underlying net assets.  Other intangible assets principally consist of purchased royalty rights and trademarks.  Goodwill and other intangible assets that have an indefinite life are not amortized.

On an annual basis, or sooner if certain events or circumstances warrant, we test goodwill and other indefinite-lived intangible assets for impairment.  To determine the fair value of these intangible assets, there are many assumptions and estimates used that directly impact the results of the testing.  We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose.  To mitigate undue influence, we use industry accepted valuation models and set criteria that are reviewed and approved by various levels of management.

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

As of June 30, 2006, we have current net deferred tax assets of $139.1 million and non-current net deferred tax liabilities of $43.2 million.  The net deferred tax assets assume sufficient future earnings for their realization, as well as the continued application of currently anticipated tax rates.  Included in net deferred tax assets is a valuation allowance of approximately $6.5 million for deferred tax assets, which relates to foreign tax loss carryforwards not utilized to date, where management believes it is more likely than not that the deferred tax assets will not be realized in the relevant jurisdiction.  Based on our assessments, no additional valuation allowance is required.  If we determine that a deferred tax asset will not be realizable, an adjustment to the deferred tax asset will result in a reduction of earnings at that time.

We provide tax reserves for Federal, state, local and international exposures relating to periods subject to audit.  The development of reserves for these exposures requires judgments about tax issues, potential outcomes and timing, and is a subjective critical estimate.  Although the outcome relating to these exposures is uncertain, in management’s opinion adequate provisions for income taxes have been made for estimable potential liabilities emanating from these exposures.  In certain circumstances, the ultimate outcome of exposures and risks involves significant uncertainties which render them inestimable.  If actual outcomes differ materially from these estimates, including those that cannot be quantified, they could have a material impact on our results of operations, as we experienced in the fourth quarter of fiscal 2006 (see “Results of Operations, Fiscal 2006 as Compared with Fiscal 2005 — Provision for Income Taxes”).

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

We currently use derivative financial instruments to hedge certain anticipated transactions and interest rates, as well as receivables and payables denominated in foreign currencies.  We do not utilize derivatives for trading or speculative purposes.  Hedge effectiveness is documented, assessed and monitored by employees who are qualified to make such assessments and monitor the instruments.  Variables that are external to us such as social, political and economic risks may have an impact on our hedging program and the results thereof.  For a discussion on the quantitative impact of market risks related to our derivative financial instruments, refer to “Liquidity and Capital Resources — Market Risk.”

Stock-Based Compensation
With the adoption of SFAS No. 123(R) on July 1, 2005, we are required to record the fair value of stock-based compensation awards as an expense.  In order to determine the fair value of stock options on the date of grant, we apply the Black-Scholes option-pricing model.  Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield.  While the risk-free interest rate and dividend yield are less subjective assumptions that are based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which makes them critical accounting estimates.

We use an expected stock-price volatility assumption that is a combination of both current and historical implied volatilities of the underlying stock which are obtained from public data sources.  This approach is used as a predictor of future realized and implied volatilities and is directly related to stock option valuation.  For stock option grants issued during the fiscal year ended June 30, 2006, we used a weighted-average expected stock-price volatility of 23% based upon the implied volatility at the time of issuance.

With regard to the weighted-average option life assumption, we consider the exercise behavior of past grants and model the pattern of aggregate exercises.  Patterns are determined based on specific criteria of the aggregate pool of optionees including the reaction to vesting, realizable value, long-run exercise propensity, pent-up demand, stock run-up effect and short-time-to-maturity effect.  For stock option grants issued during the fiscal year ended June 30, 2006, we used a weighted-average expected option life assumption of approximately 8 years.

While we believe the above critical estimates are based on outcomes that are reasonably likely to occur, if we were to increase or decrease the expected option life by 1 year and simultaneously increase or decrease the expected volatility by 100 basis points, recognized compensation expense would have changed approximately $2.6 million in either direction for the fiscal year ended June 30, 2006.

Quantitative Analysis
During the three-year period ended June 30, 2006, there have not been material changes in the assumptions underlying these critical accounting policies, nor to the related significant estimates.  With the exception of our tax settlement with the Internal Revenue Service in the fourth quarter of fiscal 2006, which finalized the ultimate liability for exposures which were previously inestimable (see “Results of Operations, Fiscal 2006 as Compared with Fiscal 2005 — Provision for Income Taxes”), the results of our business underlying these assumptions have not differed significantly from our expectations.

While we believe that the estimates that we have made are proper and the related results of operations for the period are presented fairly in all material respects, other assumptions could reasonably be justified that would change the amount of reported net sales, cost of sales, operating expenses or our provision for income taxes as they relate to the provisions for anticipated sales returns, allowance for doubtful accounts, inventory obsolescence reserve and income taxes.  For fiscal 2006, had these estimates been changed simultaneously by 2.5% in either direction, our reported gross profit would have increased or decreased by approximately $4.6 million, operating expenses would have changed by approximately $0.7 million and the provision for income taxes would have increased or decreased by approximately $1.0 million.  The collective impact of these changes on operating income, net earnings and net earnings per diluted common share would be an increase or decrease of approximately $5.3 million, $6.3 million and $.03, respectively.

RESULTS OF OPERATIONS

Overview

We manufacture, market and sell skin care, makeup, fragrance and hair care products which are distributed in over 130 countries and territories.  We believe that the best way to increase stockholder value is to provide our customers and consumers with the products and services that they have come to expect from us in the most efficient and profitable manner.  With this goal in mind, we have developed a long-term strategy based on the following five imperatives:

1.               Optimize brand portfolio

2.               Strengthen product categories

3.               Strengthen and expand geographic presence

4.               Diversify and strengthen distribution channels

5.               Achieve operational and cost excellence

In fiscal 2006, our achievements included excellent growth in sales and profits in our makeup artist brands, the divestiture of Stila, the strengthening of Estée Lauder pleasures, and the introduction of new products such as Missoni fragrances and Unforgivable.  These makeup and fragrance efforts, together with successful niche skin care and hair care products have further strengthened our product categories.

Around the globe, we generated growth in sales and profits in our travel retail business and increased our presence in China and India.  In alternative channels, we continued to grow our online business, achieved double-digit profitability in our M·A·C stores and improved our performance at our Aveda stores.  Short-term improvements in operational and organizational effectiveness led to improved customer service levels and better alignment of financial and inventory objectives and strategic cost-cutting.  We also managed to cut costs through our voluntary separation program and the related reorganization of certain operations.  At the same time, we continued to make progress on our Strategic Modernization Initiative, pursuant to which we are planning to standardize business processes across our brands, operating units and sales affiliates and implement enterprise-wide SAP information systems that will provide us with integrated data, processes and technologies.

During fiscal 2006, we also faced challenges, many of which we expect to be ongoing in fiscal 2007.  For instance, we continue to see challenges for certain of our core brands due in part to the consolidation and changes taking place among retailers and the decline in effectiveness of gift-with-purchase promotions.  In addition, the fragrance business model continues to be a challenge, with even the most successful launches having difficulty becoming profitable.  Efforts to expand geographically are complicated by increasing regulatory issues and cultural barriers.  Despite our efforts to diversify our distribution, there was no significant change in the mix of sales in the various channels.  Continued increases in energy and raw material costs, as well as inventory obsolescence, are continuing to pressure cost of goods.

As we continue to implement our strategic imperatives, we expect to make selective investments, embark on new business endeavors, and pursue initiatives that we believe will have long-term benefits.  The timing, impact and magnitude of any particular actions, such as an acquisition to strengthen our product categories and/or diversify our distribution channels, are subject to numerous factors and cannot be predicted.  Nevertheless, we expect that any such actions will impact our financial condition and/or results of operations in one or more future quarterly and annual periods.

The following table is a comparative summary of operating results from continuing operations for fiscal 2006, 2005 and 2004 and reflects the basis of presentation described in Note 2 and Note 17 to the Notes to Consolidated Financial Statements for all periods presented.  Products and services that do not meet our definition of skin care, makeup, fragrance and hair care have been included in the “other” category.

	Year Ended June 30
	2006	2005	2004
	(In millions)
NET SALES
By Region:
The Americas	$3,446.4	$3,351.1	$3,120.8
Europe, the Middle East & Africa	2,147.7	2,109.1	1,863.4
Asia/Pacific	869.7	819.8	757.3
	$6,463.8	$6,280.0	$5,741.5

By Product Category:
Skin Care	$2,400.8	$2,352.1	$2,140.1
Makeup	2,504.2	2,366.8	2,099.4
Fragrance	1,213.3	1,260.6	1,221.1
Hair Care	318.7	273.9	249.4
Other	26.8	26.6	31.5
	$6,463.8	$6,280.0	$5,741.5

OPERATING INCOME
By Region:
The Americas	$344.1	$366.2	$323.2
Europe, the Middle East & Africa	297.5	305.3	276.9
Asia/Pacific	70.1	55.3	48.8
Special charges related to cost savings initiative*	(92.1)	—	—
	$619.6	$726.8	$648.9

By Product Category:
Skin Care	$346.4	$365.8	$336.3
Makeup	329.4	301.1	262.6
Fragrance	7.7	35.8	24.8
Hair Care	26.5	22.8	23.6
Other	1.7	1.3	1.6
Special charges related to cost savings initiative*	(92.1)	—	—
	$619.6	$726.8	$648.9

* Refer to the following discussion in “Fiscal 2006 as Compared with Fiscal 2005 — Operating Expenses” for further information regarding these charges.

The following table presents certain consolidated earnings data as a percentage of net sales:

	Year Ended June 30
	2006	2005	2004

Net sales	100.0%	100.0%	100.0%
Cost of sales	26.1	25.5	25.5
Gross profit	73.9	74.5	74.5

Operating expenses:
Selling, general and administrative	62.9	62.9	62.9
Special charges related to cost savings initiative	1.4	—	—
Related party royalties	—	—	0.3
	64.3	62.9	63.2

Operating income	9.6	11.6	11.3
Interest expense, net	0.4	0.2	0.5

Earnings before income taxes, minority interest and discontinued operations	9.2	11.4	10.8
Provision for income taxes	4.0	4.7	4.1
Minority interest, net of tax	(0.2)	(0.2)	(0.2)

Net earnings from continuing operations	5.0	6.5	6.5
Discontinued operations, net of tax	(1.2)	(0.1)	(0.6)
Net earnings	3.8%	6.4%	5.9%

In order to meet the demands of consumers, we continually introduce new products, support new and established products through advertising, sampling and merchandising and phase out existing products that no longer meet the needs of our consumers.  The economics of developing, producing, launching and supporting products influence our sales and operating performance each period.  The introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

Fiscal 2006 as Compared with Fiscal 2005

NET SALES

Net sales increased 3% or $183.8 million to $6,463.8 million due to growth in our makeup, skin care and hair care product categories, which was partially offset by lower sales in our fragrance product category.  The net increase reflects sales growth in all geographic regions.  Excluding the impact of foreign currency translation, net sales increased 4%.

Product Categories

Skin Care

Net sales of skin care products increased 2% or $48.7 million to $2,400.8 million primarily due to new product launches.  The recent launches of Resilience Lift Extreme Ultra Firming Cremes and Re-Nutriv Ultimate Lifting Serum by Estée Lauder, and Turnaround Concentrate Visible Skin Renewer and Turnaround 15-Minute Facial by Clinique generated incremental sales of approximately $123 million, combined.  Perfectionist [CP+] by Estée Lauder and products in Clinique’s 3-Step Skin Care System, bolstered by the introduction of Liquid Facial Soap, contributed approximately $78 million to the increase.  These improvements were offset by approximately $157 million of decreases in sales of existing products in certain of our core brands as well as declines in our BeautyBank brands, which completed their initial rollout during the prior year.  Excluding the impact of foreign currency translation, skin care net sales increased 3%.

Makeup

Makeup net sales increased 6% or $137.4 million to $2,504.2 million reflecting growth from our makeup artist brands of approximately $179 million.  This growth was partially offset by approximately $72 million of lower sales from certain existing products, reflecting challenges experienced by certain of our core brands, and declines in our BeautyBank brands, which completed their initial rollout during the prior year.  Excluding the impact of foreign currency translation, makeup net sales increased 7%.

Fragrance

Net sales of fragrance products decreased 4% or $47.3 million to $1,213.3 million as we continue to be challenged in this product category, particularly in the Americas region.  Estée Lauder Beyond Paradise and various fragrances from Clinique and Tommy Hilfiger generated approximately $106 million of lower sales.  Also contributing to the decrease were lower sales of approximately $28 million of True Star by Tommy Hilfiger and Lauder Beyond Paradise Men by Estée Lauder as we anniversary the initial shipments of those products in the prior year.  These decreases were partially offset by the recent launches of True Star Men by Tommy Hilfiger and Unforgivable by Sean John, which collectively contributed approximately $49 million to the category, and higher sales of approximately $47 million of DKNY Be Delicious and Estée Lauder pleasures.  Excluding the impact of foreign currency translation, fragrance net sales decreased 2%.

Hair Care

Hair care net sales increased 16% or $44.8 million to $318.7 million, primarily due to sales growth from Bumble and bumble and Aveda products.  Bumble and bumble sales benefited from sales growth due to new points of distribution, increases in sales of core products and the launches of Shine and Powder products.  Aveda net sales increases benefited from the recent launch of Damage Remedy hair care products, strong demand for color products and from the recent acquisition of a distributor.  Excluding the impact of foreign currency translation, hair care net sales increased 17%.

Geographic Regions

Net sales in the Americas increased 3% or $95.3 million to $3,446.4 million.  The increase was led by growth in the United States of approximately $190 million from our makeup artist and hair care brands, our internet distribution, and the introduction of the Unforgivable fragrance by Sean John.  Partially offsetting this growth was approximately $122 million related to weaknesses in certain of our core brands as a result of challenges from competitive pressures and business disruptions at certain key retailers, and lower sales from our BeautyBank brands, which completed their initial rollout during the prior year.  We expect business disruptions at certain key retailers in the United States to continue into fiscal 2007.  Net sales growth in Canada, Latin America and Mexico contributed an additional $48 million to the increase.

In Europe, the Middle East & Africa, net sales increased 2% or $38.6 million to $2,147.7 million, reflecting higher net sales of approximately $64 million from our travel retail and distributor businesses, Russia and the United Kingdom, with all benefiting from the success of the DKNY Be Delicious franchise and the sale of M•A•C products.  These increases were partially offset by decreases of approximately $26 million in Spain and Italy.  Spain’s net sales were adversely affected by changes to our distribution policy and a difficult retail environment.  Net sales in Italy were negatively impacted by changes to our distribution policy and, to a lesser extent, the balancing of inventory levels at its retailers.  On a local currency basis, net sales in Europe, the Middle East & Africa increased 5%.

Recent events related to the suspected terrorist activities in the United Kingdom, and subsequent restrictions on products that can be carried in-flight, have created uncertainty in the outlook for our travel retail business in fiscal 2007.  Based on current information, we do not believe these events will have a material adverse effect on our results of operations for our fiscal 2007 first quarter or full year.  In fiscal 2006, our travel retail business comprised approximately 7% of total net sales, and accounted for approximately 20% of operating income.

Net sales in Asia/Pacific increased 6% or $49.9 million to $869.7 million.  Strategic growth in China combined with positive results in Korea and Hong Kong, contributed approximately $57 million to sales growth in this region.  These increases were partially offset by decreases in Japan and Australia of approximately $18 million.  Japan’s results were negatively impacted due to the strengthening of the U.S. dollar against the Japanese yen.  The decrease in Australia reflected slower sell-through in a difficult retail environment, particularly in the fragrance category, as well as the balancing of inventory levels at a major retailer.  On a local currency basis, net sales in Asia/Pacific increased 7%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales increased to 26.1% as compared with 25.5% in the prior year.  This change reflected an increase in obsolescence charges of approximately 40 basis points, the net change in the mix of our business within our geographic regions and product categories of approximately 20 basis points, a charge related to unutilized tooling of approximately 10 basis points and 20 basis points related to commodity material prices.  Partially offsetting these increases were favorable changes in promotional activities of approximately 30 basis points.

The higher price of oil has resulted in price increases in certain oil-based chemicals, which has had a slight adverse effect on our cost of sales margin.  In an ongoing effort to mitigate the impact of these increases, we are seeking potential offsetting opportunities in other categories of material purchases through our sourcing initiative in lower-cost manufacturing locations worldwide.

Since certain promotional activities are a component of net sales or cost of sales and the timing and level of promotions vary with our promotional calendar, we have experienced, and expect to continue to experience, fluctuations in the cost of sales percentage.  In addition, future cost of sales mix may be impacted by the inclusion of new brands which have margin and product cost structures different from those of our existing brands.

OPERATING EXPENSES

Operating expenses increased to 64.3% of net sales as compared with 62.9% of net sales in the prior year.  The current year operating expense margin was negatively impacted by charges related to the implementation of our cost savings initiative of approximately $92.1 million or approximately 140 basis points, costs related to stock-based compensation as a result of the adoption of SFAS No. 123(R) of approximately 60 basis points, and the estimated impact of both the merger of Federated Department Stores, Inc. and The May Department Stores Company and the hurricanes that affected the southern United States of approximately 40 basis points.  Partially offsetting these incremental costs were operating expense margin improvements of approximately 90 basis points primarily resulting from net sales growth in brands and channels with lower advertising, merchandising and sampling cost structures as well as an overall reduction in this type of spending.  Overall operating expenses reflected savings achieved during fiscal 2006 from our cost savings initiative.

Changes in advertising, sampling and merchandising spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

During fiscal 2006, we recorded special charges associated with a cost savings initiative that was designed to support our long-term financial objectives.  As part of this multi-faceted initiative, we identified savings opportunities that include streamlined processes and organizational changes.  The principal component of the initiative was a voluntary separation program offered primarily to North America-based employees.  During the fourth quarter of fiscal 2006, involuntary separations were communicated to certain employees.  Under this initiative, we incurred expenses related to one-time termination benefits for 494 employees, of which 28 were involuntary, which benefits were based principally upon years of service.

In addition, we identified other cost savings opportunities to improve efficiencies in our distribution network and product offerings and to eliminate other nonessential costs.  These charges primarily related to employee severance for facilities that are closing, contract cancellations, counter and door closings and product returns.  An additional $2 million to $3 million is expected to be incurred in fiscal 2007 related to the cost savings initiative.

For the year ended June 30, 2006, aggregate expenses of $92.1 million were recorded as special charges related to the cost savings initiative in the accompanying consolidated statement of earnings.  At June 30, 2006, $40.7 million and $28.2 million related to the cost savings initiative were recorded in other accrued liabilities and other noncurrent liabilities, respectively, in the accompanying consolidated balance sheet.

The following table summarizes the costs and expected savings associated with our cost savings initiative, which impacted, and will continue to impact, our operating expenses and cost of sales:

	Fiscal 2006 expense	Fiscal 2006 payments	Accrued at June 30, 2006	Fiscal 2006 savings	Estimated future annual savings
	(In millions)

Employee separation expenses	$75.9	$20.7	$55.2	$17.5	$45
Facility closures and product/distribution rationalization	12.5	—	12.5	11.7	21
Advertising and promotional effectiveness	3.7	2.5	1.2	9.8	10
	$92.1	$23.2	$68.9	$39.0	$76

OPERATING RESULTS

Operating income decreased 15%, or $107.2 million, to $619.6 million.  Operating margin was 9.6% of net sales in fiscal 2006 as compared with 11.6% in the prior year.  These results were negatively impacted by the effects of special charges related to our cost savings initiative of $92.1 million, or 1.4% of net sales.  In addition to the special charges, net sales growth was more than offset by the increases in our cost of sales and operating expense margins as previously discussed.

The following discussions of Operating Results by Product Categories and Geographic Regions exclude the impact of special charges related to the implementation of our cost savings initiative.  We believe the following analysis of operating results better reflects the manner in which we conduct and view our business.

Product Categories

Operating income declined 79% or $28.1 million to $7.7 million in the fragrance product category reflecting lower sales and, to a lesser extent, expenses incurred related to development of new products and brands, partially offset by a shift in spending in certain of our core brands to other product categories.  As we continue to support selected fragrances and develop new products, we anticipate the fragrance category to remain challenging during fiscal 2007.  Skin care operating income decreased 5% or $19.4 million to $346.4 million primarily reflecting lower than anticipated net sales in certain of our core brands.  Operating income increased 9% or $28.3 million to $329.4 million in the makeup product category primarily reflecting sales growth from our makeup artist brands, partially offset by declines in certain of our core brands.  Hair care operating income increased 16% or $3.7 million to $26.5 million reflecting worldwide sales growth.  In fiscal 2006, the merger of Federated Department Stores, Inc. and The May Department Stores Company had a negative impact on the operating results of our skin care, makeup and fragrance product categories, while incremental operating expenses associated with new accounting rules for stock-based compensation negatively impacted all of our product categories.

Geographic Regions

Operating income in the Americas decreased 6% or $22.1 million to $344.1 million, primarily reflecting challenges experienced by certain of our core brands, due in part to competitive pressures and retailer consolidations, and incremental operating expenses of approximately $33 million associated with new accounting rules for stock-based compensation.  The ongoing success of our makeup artist and hair care brands and our internet distribution partially offset these challenges.  We expect business disruptions to continue into fiscal 2007 at certain key retailers in the United States.

In Europe, the Middle East & Africa, operating income decreased 3% or $7.8 million to $297.5 million.  This decrease was primarily due to lower results in Spain, Benelux (Belgium, the Netherlands and Luxembourg) and Italy of approximately $20 million, collectively.  These decreases were partially offset by improvements of approximately $12 million in France, our travel retail business and Central Europe (Hungary, Poland and Czech Republic).

In Asia/Pacific, operating income increased 27% or $14.8 million to $70.1 million.  This increase reflects improved results of approximately $16 million in Korea, Japan and China, partially offset by lower results in Taiwan and Thailand of approximately $4 million, collectively.  As China is an emerging market for us, we have invested, and plan to continue to invest, in new brand expansion and business opportunities there.

INTEREST EXPENSE, NET

Net interest expense was $23.8 million as compared with $13.9 million in the prior year.  The increase in net interest expense was primarily due to higher average interest rates and, to a lesser extent, higher average debt balances due to outstanding commercial paper during the year.  The increased expense was partially offset by increased interest income related to higher investment interest rates.

PROVISION FOR INCOME TAXES

The provision for income taxes represents Federal, foreign, state and local income taxes.  The effective rate for income taxes for fiscal 2006 was 43.6% as compared with 41.2% in the prior year.  The effective rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses.  The Company’s effective tax rate will change from year to year based on non-recurring and recurring factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit findings and settlements and the interaction of various global tax strategies.

On July 13, 2006, we announced a settlement with the Internal Revenue Service (“IRS”) regarding its examination of our consolidated Federal income tax returns for the fiscal years ended June 30, 1998 through June 30, 2001.  The settlement resolves previously disclosed issues raised during the IRS’s examination, including transfer pricing and foreign tax credit computations.  The settlement of these issues resulted in a tax charge of approximately $46 million in the fourth quarter of fiscal 2006 and represents the aggregate earnings impact of the settlement through fiscal 2006.  In addition, during the fourth quarter of fiscal 2006, we completed the repatriation of foreign earnings through intercompany dividends as required under the provisions of the American Jobs Creation Act of 2004 (the “AJCA”).  In connection with the repatriation, we finalized computations of the related aggregate tax impact, resulting in a favorable adjustment of approximately $11 million.  The tax settlement, coupled with the AJCA favorable tax adjustment, resulted in a net increase to our fiscal 2006 income tax provision of approximately $35 million.

The increase in the effective income tax rate was attributable to the tax settlement charge of approximately 770 basis points, an increase of approximately 60 basis points resulting from our foreign operations and an increase in nondeductible expenses of approximately 30 basis points.  These increases were partially offset by the net reduction in the incremental tax charge relative to the repatriation of foreign earnings pursuant to the AJCA of approximately 570 basis points, as well as a reduction of approximately 50 basis points for miscellaneous items.

DISCONTINUED OPERATIONS

On April 10, 2006 (the “Effective Date”), we completed the sale of certain assets and operations of the reporting unit that marketed and sold Stila brand products to Stila Corp. (the “Purchaser”), an affiliate of Sun Capital Partners, Inc., for consideration of $23.0 million.  The sale price included cash of $9.3 million, a promissory note with a notional value of $13.3 million and a fair value of $11.0 million and convertible preferred stock with an aggregate liquidation preference of $5.0 million and a fair value of $2.7 million.  As additional consideration for the purchased assets, and subject to the terms and conditions of the sale agreement, the Purchaser will pay us an amount equal to two percent of the annual net sales of the acquired business during the period commencing on the Effective Date and ending August 20, 2019.  We will use these proceeds to satisfy our commitment under the 1999 agreement pursuant to which we originally purchased the Stila business.  The Purchaser immediately assumed responsibility for all decisions regarding the operations of the Stila business and we agreed to divest ourself of continuing involvement in the Stila business, except as described below.

In fiscal 2006, we recorded charges of $80.3 million (net of $43.3 million tax benefit) to discontinued operations, which reflected the loss on the disposition of the business of $69.9 million, net of tax, and adjustments to the fair value of assets sold, the costs to dispose of those assets not acquired by the Purchaser and other costs in connection with the sale.  The charges also include the operating losses of $10.4 million, net of tax, for the fiscal year ended June 30, 2006.  Net sales associated with the discontinued operations were $45.1 million for the fiscal year ended June 30, 2006.  All statements of earnings information for the prior years has been restated for comparative purposes, including the restatement of the makeup product category and each of the geographic regions presented in Note 17 - Segment Data and Related Information.

In order to facilitate the transition of the Stila business to the Purchaser, we agreed to provide certain information systems, accounting and other back office services to the Purchaser in exchange for monthly service fees designed to recover the estimated costs of providing these transition services.  We also agreed with the Purchaser to provide certain distribution and online services.  In both cases, the services are expected to conclude in fiscal 2007.  In addition, we agreed to manufacture and sell to the Purchaser a limited range of products for a period of up to four months following the Effective Date and, in the case of one product, of up to two years.

NET EARNINGS

Net earnings as compared with the prior fiscal year declined $161.9 million or 40% to $244.2 million and diluted net earnings per common share decreased 37% from $1.78 to $1.12.  Net earnings from continuing operations as compared with the prior fiscal year decreased by $85.4 million or 21% to $324.5 million and diluted net earnings per common share from continuing operations decreased 17% from $1.80 to $1.49.

Fiscal 2005 as Compared with Fiscal 2004

NET SALES

Net sales increased 9% or $538.5 million to $6,280.0 million reflecting growth in all major product categories, led by makeup and skin care, and growth in all geographic regions, led by Europe, the Middle East & Africa.  Excluding the impact of foreign currency translation, net sales increased 7%.

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

Makeup

Makeup net sales increased 13% or $267.4 million to $2,366.8 million.  The growth included approximately $56 million of net sales from the launches of American Beauty and Flirt!, and higher sales of Bobbi Brown products, collectively.  An increase of approximately $105 million was attributable to the recent launches of Superbalanced Compact Makeup SPF 20 and Colour Surge Eye Shadow from Clinique and Lash XL Maximum Length Mascara, Tender Blush, Pure Pops Brush-on Color and AeroMatte Ultralucent Pressed Powder by Estée Lauder.  Also contributing to sales growth was approximately $70 million of increased sales from M·A·C’s Small Eye Shadow, Studio Fix, Lustreglass and Pro Longwear Lipcolour.  Partially offsetting these increases was a decrease of approximately $38 million in sales of the High Impact Mascara and High Impact Eye Shadow collections and the Glosswear line of products by Clinique as well as of Pure Color Lip Vinyl by Estée Lauder.  Excluding the impact of foreign currency translation, makeup net sales increased 11%.

Fragrance

Net sales of fragrance products increased 3% or $39.5 million to $1,260.6 million.  The increase was due to approximately $188 million in sales generated by the fiscal 2005 launches of DKNY Be Delicious and DKNY Be Delicious Men, True Star from Tommy Hilfiger, Lauder Beyond Paradise Men from Estée Lauder, Happy To Be from Clinique and Donald Trump The Fragrance.  Partially offsetting the new product sales were decreases in sales of approximately $92 million of Estée Lauder Beyond Paradise, Aramis Life and Clinique Simply, which were launched in the prior year, as well as decreases in sales of approximately $49 million of Tommy Jeans and Tommy from Tommy Hilfiger, certain other Aramis products and Lauder Intuition Men from Estée Lauder.  Excluding the impact of foreign currency translation, fragrance net sales increased slightly.  The fragrance category remained challenging in fiscal 2006.

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

Geographic Regions

Net sales in the Americas increased 7% or $230.3 million to $3,351.1 million.  This region experienced growth in all major categories which was fueled by the diversification in our product offerings as new products and brands mitigated challenges among certain core brands and successful fiscal 2004 launches.  In the United States, our makeup artist and hair care brands along with products from our Aramis and Designer Fragrances Division contributed approximately $145 million to the increase.  In addition, higher net sales in Canada and the inclusion of BeautyBank products contributed approximately $76 million, collectively.

In Europe, the Middle East & Africa, net sales increased 13% or $245.7 million to $2,109.1 million primarily due to higher net sales in the United Kingdom, our travel retail business, Spain, Portugal, South Africa and Greece of approximately $179 million, collectively.  The increase in net sales included benefits from the effect of the weaker U.S. dollar as compared to various European currencies.  Excluding the impact of foreign currency translation, net sales in Europe, the Middle East & Africa increased 7%.

Net sales in Asia/Pacific increased 8% or $62.5 million to $819.8 million.  This increase reflected higher net sales of approximately $51 million in China, Hong Kong, Australia and Taiwan, partially offset by lower sales in Japan of approximately $4 million.  Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 4%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales was 25.5% and remained unchanged compared with fiscal 2004.  Favorable net changes in production and supply chain efforts of approximately 30 basis points, primarily driven by favorable material sourcing, were offset by the net change in the mix of our business within our geographic regions and product categories, as discussed above, which includes the impact of the BeautyBank brands.  Changes in exchange rates compared with the prior year had a de minimis net impact on our cost of sales margin.

Since certain promotional activities are a component of net sales or cost of sales and the timing and level of promotions vary with our promotional calendar, we have experienced, and expect to continue to experience, fluctuations in the cost of sales percentage.  In addition, future cost of sales mix may be impacted by the inclusion of new brands which have margin and product cost structures different from those of our existing brands.

OPERATING EXPENSES

Operating expenses as a percentage of net sales improved to 62.9% from 63.2% in fiscal 2004.  Our planned increase in advertising, merchandising and sampling over the prior year of approximately 50 basis points was offset in full by our ongoing cost containment efforts to maintain expenses in line with our business needs.  We also realized a benefit of approximately 30 basis points from the elimination of royalty payments previously made to Mrs. Estée Lauder.

Changes in advertising, sampling and merchandising spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

OPERATING RESULTS

Based on the growth of net sales, our constant cost of sales margin and the improvement in our operating expense margin as previously discussed, operating income increased 12% or $77.9 million to $726.8 million as compared with the prior fiscal year.  Operating margins were 11.6% of net sales in fiscal 2005 as compared with 11.3% in fiscal 2004.

Product Categories

Operating income increased 15% or $38.5 million in makeup and 9% or $29.5 million in skin care reflecting overall sales growth and sales of recently launched products.  Operating results also increased 44% or $11.0 million in fragrance reflecting sales growth from new and recently launched products.  While we experienced improved results in fiscal 2005 due to these new launches, the fragrance business continues to be challenging.  Hair care operating results decreased 3% or $0.8 million reflecting an increase in operating expenses related to the growth of our business in the United States as well as the opening of new points of distribution in Korea and Japan, partially offset by increases in net sales as previously discussed.  Hair care results were also adversely impacted in fiscal 2005 by the need to make alternative arrangements due to the bankruptcy of a third-party supplier.  The situation was rectified during fiscal 2005.

Geographic Regions

Operating income in the Americas increased 13% or $43.0 million to $366.2 million, primarily due to higher net sales resulting from an overall improvement in the retail environment, strong product launches and growth from our newer brands.

In Europe, the Middle East & Africa, operating income increased 10% or $28.4 million to $305.3 million primarily due to improved results from our travel retail business, Spain, the United Kingdom and Switzerland of approximately $33 million, collectively.  Partially offsetting this improvement were lower results in France, which was negatively impacted by the consolidation of major retailers, and in Russia, where we converted our business from a distributor to a direct subsidiary, of approximately $6 million on a combined basis.

In Asia/Pacific, operating income increased 13% or $6.5 million to $55.3 million.  This increase reflected improved results in Hong Kong, Taiwan, Thailand and Japan of approximately $10 million, collectively, partially offset by a decrease in operating income in Korea and China of approximately $6 million, combined.  In addition, the Asia/Pacific region did not realize the benefits of spending behind new whitening products, which experienced a delay in launching during fiscal 2005.

INTEREST EXPENSE, NET

Net interest expense was $13.9 million as compared with $27.1 million in fiscal 2004.  The decrease in net interest expense was due primarily to a $16.5 million decrease in preferred stock dividends as a result of the redemption of $291.6 million aggregate principal amount of the 2015 Preferred Stock on June 10, 2004 and the reduction in the dividend rate on the remaining $68.4 million of the 2015 Preferred Stock.  This improvement was partially offset by an increase in interest expense as a result of higher debt balances and, to a lesser extent, higher interest rates.

PROVISION FOR INCOME TAXES

The provision for income taxes represents Federal, foreign, state and local income taxes.  The effective rate for income taxes for fiscal 2005 was 41.2% as compared with 37.7% in fiscal 2004.  The effective rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions, the effect of repatriating foreign earnings and certain nondeductible expenses.

During the fourth quarter of fiscal 2005, we formulated a plan to repatriate approximately $690 million of foreign earnings in fiscal 2006, which included $500 million of extraordinary intercompany dividends under the provisions of the AJCA.  This action resulted in an aggregate tax charge of approximately $35 million in fiscal 2005, which included an incremental tax charge of approximately $28 million.

The increase in the effective income tax rate was attributable to the incremental tax charge resulting from the repatriation plan of approximately 390 basis points and an increase of approximately 110 basis points resulting from our foreign operations.  These increases were partially offset by a reduction in the amount of nondeductible preferred stock dividends of approximately 90 basis points, a decrease in state and local income taxes of approximately 40 basis points and an increase in tax credits of approximately 20 basis points.

NET EARNINGS

Net earnings and diluted net earnings per common share increased approximately 19% and 20%, respectively.  Net earnings as compared with fiscal 2004 improved $64.0 million to $406.1 million and diluted net earnings per common share improved to $1.78 from $1.48.  Net earnings from continuing operations increased by $31.4 million or 8% and diluted net earnings per common share from continuing operations increased 10% to $1.80 from $1.64 in the prior fiscal year.  The planned repatriation of foreign earnings in accordance with the AJCA, as discussed above, resulted in an incremental tax charge of approximately $28 million, or $.12 per diluted common share.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds historically have been cash flows from operations and borrowings under commercial paper, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad.  At June 30, 2006, we had cash and cash equivalents of $368.6 million compared with $553.3 million at June 30, 2005.

At June 30, 2006, our outstanding borrowings of $521.5 million included: (i) $230.0 million of 6% Senior Notes due January 2012 consisting of $250.0 million principal, unamortized debt discount of $0.6 million and a $19.4 million adjustment to reflect the fair value of an outstanding interest rate swap; (ii) $197.4 million of 5.75% Senior Notes due October 2033 consisting of $200.0 million principal and unamortized debt discount of $2.6 million; (iii) a 1.8 million Euro note (approximately $1.9 million at the exchange rate at June 30, 2006) payable semi-annually through February 2008 at a variable interest rate; (iv) $7.1 million of capital lease obligations; (v) a 3.0 billion yen short-term borrowing under a revolving credit facility (approximately $26.2 million at the exchange rate at June 30, 2006); (vi) $38.0 million of outstanding loan participation notes due July 2006 at an initial interest rate of 5.41%; and (vii) $20.9 million of other short-term borrowings.

We have a $750.0 million commercial paper program under which we may issue commercial paper in the United States.  Our commercial paper is currently rated A-1 by Standard & Poor’s and P-1 by Moody’s.  Our long-term credit ratings are A+ with a stable outlook by Standard & Poor’s and A1 with a stable outlook by Moody’s.  At June 30, 2006, we had no commercial paper outstanding.  We also have an effective shelf registration statement covering the potential issuance of up to an additional $300.0 million in debt securities and $150.2 million in additional uncommitted credit facilities, of which $20.9 million was used as of June 30, 2006.

We have an unused $600.0 million senior revolving credit facility that expires on May 27, 2010.  The facility may be used for general corporate purposes, including financing working capital, and also as credit support for our commercial paper program.  Up to the equivalent of $250.0 million of the facility is available for multi-currency loans.  The interest rate on borrowings under the credit facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or the Federal funds rate plus ½%.  The credit facility has an annual fee of $0.4 million, payable quarterly, based on our current credit ratings.  As of June 30, 2006, we were in compliance with all related financial and other restrictive covenants, including limitations on indebtedness and liens.

In May 2006, we entered into a fixed rate promissory note agreement with a financial institution for the primary purpose of funding cash dividend repatriations from certain of our international affiliates to the United States as permitted by the AJCA.  Under the agreement, we may borrow up to $150.0 million in the form of loan participation notes which were issued by one of our subsidiaries in Europe.  The interest rate on borrowings under this agreement will be an all-in fixed rate determined by the lender and agreed to by us at the date of each borrowing.  At June 30, 2006, $38.0 million was outstanding under this agreement and the notes are being refinanced on a periodic basis as they mature at the then prevailing market interest rates.  Debt issuance costs incurred related to this agreement were de minimis.

In March 2006, we entered into a 3.0 billion yen revolving credit facility that expires on March 24, 2009.  The interest rate on borrowings under the credit facility is based on TIBOR (Tokyo Interbank Offered Rate) and a 10 basis point facility fee is incurred on the undrawn balance.  We borrowed 3.0 billion yen under the new facility on March 28, 2006 to repay the previously outstanding 3.0 billion yen term loan that was to mature on that date.  The outstanding balance at June 30, 2006 ($26.2 million at the exchange rate at June 30, 2006) is classified as short-term debt on our consolidated balance sheet.

In October 2005, we redeemed the remaining $68.4 million of the 2015 Preferred Stock that was outstanding at June 30, 2005 and paid the accrued dividends thereon.

Our business is seasonal in nature and, accordingly, our working capital needs vary.  From time to time, we may enter into investing and financing transactions that require additional funding.  To the extent that these needs exceed cash from operations, we could, subject to market conditions, issue commercial paper or loan participation notes, issue long-term debt securities or borrow under the revolving credit facility or other credit facilities.

Total debt as a percent of total capitalization was 24% at June 30, 2006 and 30% at June 30, 2005.

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

Cash Flows

Net cash provided by operating activities was $709.8 million in fiscal 2006 as compared with $478.1 million in fiscal 2005.  The net increase in operating cash flows for fiscal 2006 as compared with fiscal 2005 primarily reflected favorable changes in certain working capital accounts, partially offset by a decrease in net earnings from continuing operations.  Net accounts receivable balances decreased primarily reflecting higher collections domestically during fiscal 2006.  Inventory levels remained constant at June 30, 2006 as compared to June 30, 2005 due to our efforts to better manage our inventory.  Increases in other accrued liabilities primarily reflected higher advertising, merchandising and sampling accruals compared to the prior year, as well as significant deferred compensation and supplemental pension payments made to retired executives in fiscal 2005.  Additional increases in other accrued liabilities and other noncurrent liabilities reflected accrued employee separation benefits related to the Company’s cost savings initiative.

Net cash provided by operating activities was $478.1 million in fiscal 2005 and $673.0 million in fiscal 2004.  The net decrease reflected changes in certain working capital accounts, partially offset by decreases in net deferred taxes and an increase in net earnings from continuing operations.  The change in other accrued liabilities primarily reflected the payment of significant deferred compensation and supplemental payments made to retired executives in fiscal 2005.  Accounts receivable increased as a result of sales growth in fiscal 2005, reflecting growth in international markets and customers which generally carry longer payment terms.  The timing of payments from certain domestic customers as well as shipments that occurred later in the period also contributed to increased accounts receivable.  The increase in inventory was primarily due to actual and anticipated sales levels, the building of safety stock in our new distribution center in Europe, and, to a lesser extent, the inclusion of new points of distribution.  The shift in cash activities related to accounts payable reflected the timing of disbursements year-over-year as well as the initiation of a vendor-managed inventory program.  Net deferred taxes decreased primarily due to the then-anticipated repatriation of foreign earnings in fiscal 2006 as a result of the AJCA and the realization of the tax benefits related to payments made to retired executives.

Net cash used for investing activities was $303.2 million in fiscal 2006 compared with $237.0 million in fiscal 2005 and $213.7 million in fiscal 2004.  The increase in cash flows used for investing activities during fiscal 2006 primarily reflected the cash payment related to the Jo Malone Limited earn-out provision and, to a lesser extent, Aveda distributor acquisitions.  Capital expenditures also increased in fiscal 2006 primarily reflecting our continuing company-wide initiative to upgrade our information systems, which was initiated in fiscal 2005.  Fiscal 2005 capital expenditures reflected those costs related to our information systems as well as the investment in leasehold improvements in our corporate offices.  Capital expenditures in fiscal 2004 primarily reflected the continued upgrade of manufacturing equipment, dies and molds, new store openings, store improvements, counter construction and information technology enhancements.  In fiscal 2007, we expect to purchase the remaining equity interest in Bumble and Bumble Products, LLC and Bumble and Bumble, LLC.

Cash used for financing activities was $594.6 million, $300.4 million and $216.0 million in fiscal 2006, 2005 and 2004, respectively.  In addition to common stock repurchases and dividend payments, cash flows used for financing activities reflected the repayment of short-term commercial paper that was outstanding at June 30, 2005 and the October 2005 redemption of the remaining 2015 Preferred Stock.  These outflows were partially offset by short-term borrowings under our loan participation note program.  The 3.0 billion yen term loan outstanding at the end of fiscal 2005 was refinanced by borrowings under the new 3.0 billion yen revolving credit facility that we entered into in March 2006.  The net cash used for financing activities in fiscal 2005 primarily reflected common stock repurchases and dividend payments, partially offset by the issuance of short-term commercial paper to fund working capital needs and the receipt of proceeds from employee stock option transactions.  The net cash used for financing activities in fiscal 2004 primarily related to the redemption of $291.6 million aggregate principal amount of the 2015 Preferred Stock, common stock repurchases and dividend payments partially offset by proceeds from the issuance of the 5.75% Senior Notes and from employee stock option transactions.

Dividends

On November 10, 2005, the Board of Directors declared an annual dividend of $.40 per share, or $85.5 million, on our Class A and Class B Common Stock, which was paid on December 28, 2005 to stockholders of record at the close of business on December 9, 2005.  The annual common stock dividend declared during fiscal 2005 was $.40 per share, or $90.1 million, which was paid on December 28, 2004 to stockholders of record at the close of business on December 10, 2004.  Dividends on the 2015 Preferred Stock were $0.5 million and $0.9 million for the fiscal years ended June 30, 2006 and 2005, respectively.  These dividends have been characterized as interest expense in the accompanying consolidated statements of earnings for the respective fiscal years.

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

Several factors influence our annual funding requirements.  For the U.S. Qualified Plan, our funding policy consists of annual contributions at a rate that provides for future plan benefits and maintains appropriate funded percentages.  Such contribution is not less than the minimum required by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and subsequent pension legislation, and is not more than the maximum amount deductible for income tax purposes.  For each international plan, our funding policies are determined by local laws and regulations.  In addition, amounts necessary to fund future obligations under these plans could vary depending on estimated assumptions (as detailed in “Critical Accounting Polices and Estimates”).  The effect of our pension plan funding on future operating results will depend on economic conditions, employee demographics, mortality rates, the number of participants electing to take lump-sum distributions, investment performance and funding decisions.

For fiscal 2006 and 2005, there was no minimum contribution to the U.S. Qualified Plan required by ERISA.  However, while we did not make any cash contributions pursuant to the plan during fiscal 2006, we made cash contributions of $2.0 million during fiscal 2005 at management’s discretion.  During fiscal 2007, we do not expect to make any cash contributions to the U.S. Qualified Plan.

For fiscal 2006 and 2005, we made benefit payments under our non-qualified domestic noncontributory pension plan of $7.4 million and $5.0 million, respectively.  We expect to make benefit payments under this plan during fiscal 2007 of $10.3 million.  For fiscal 2006 and 2005, we made cash contributions to our international pension plans of $25.7 million and $29.2 million, respectively.  We expect to make contributions under these plans during fiscal 2007 of $18.8 million.

In addition, at June 30, 2006 and 2005, we recognized a liability on our balance sheet for each pension plan if the fair market value of the assets of that plan was less than the accumulated benefit obligation and, accordingly, a benefit or a charge was recorded in accumulated other comprehensive income (loss) in shareholders’ equity for the change in such liability.  During fiscal 2006, we recorded a benefit, net of deferred tax, of $29.9 million while in fiscal 2005, we recorded a charge, net of deferred tax, of $11.4 million to accumulated other comprehensive income (loss).

Commitments and Contingencies

Certain of our business acquisition agreements include “earn-out” provisions.  These provisions generally require that we pay to the seller or sellers of the business additional amounts based on the performance of the acquired business.  The payments typically are made after a certain period of time and our next earn-out payment will be made in fiscal 2007, when we expect to purchase the remaining equity interest in Bumble and Bumble Products, LLC and Bumble and Bumble, LLC.  Since the size of each payment depends upon performance of the acquired business, we do not expect that such payments will have a material adverse impact on our future results of operations or financial condition.

For additional contingencies, refer to “Item 3. Legal Proceedings.”

Contractual Obligations

The following table summarizes scheduled maturities of our contractual obligations for which cash flows are fixed and determinable as of June 30, 2006:

		Payments Due in Fiscal
	Total	2007	2008	2009	2010	2011	Thereafter
	(In millions)

Debt service(1)	$982.9	$120.6	$34.1	$31.6	$30.6	$30.6	$735.4
Operating lease commitments(2)	1,224.3	157.7	145.8	134.2	118.9	102.2	565.5
Unconditional purchase obligations(3)	1,365.6	872.8	200.8	64.3	84.0	41.3	102.4
Cost savings initiative obligations(4)	70.5	41.2	18.6	5.5	2.6	2.6	—
Total contractual obligations	$3,643.3	$1,192.3	$399.3	$235.6	$236.1	$176.7	$1,403.3

(1)             Includes long-term and short-term debt and the related projected interest costs, and to a lesser extent, capital lease commitments.  Refer to Note 8 of Notes to Consolidated Financial Statements.

(2)             Refer to Note 14 of Notes to Consolidated Financial Statements.

(3)             Unconditional purchase obligations primarily include inventory commitments, estimated future earn-out payments, estimated royalty payments pursuant to license agreements, advertising commitments, capital improvement commitments, planned funding of pension and other post-retirement benefit obligations and commitments pursuant to executive compensation arrangements.  Future earn-out payments and future royalty and advertising commitments were estimated based on planned future sales for the term that was in effect at June 30, 2006, without consideration for potential renewal periods.

(4)             Refer to “Results of Operations, Fiscal 2006 as Compared with Fiscal 2005 — Operating Expenses.”

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

For each derivative contract entered into where we look to obtain special hedge accounting treatment, we formally document the relationship between the hedging instrument and hedged item, as well as its risk-management objective and strategy for undertaking the hedge, the nature of the risk being hedged, how the hedging instruments’ effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness.  This process includes linking all derivatives that are designated as fair-value, cash-flow, or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.  We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.  If it is determined that a derivative is not highly effective, then we will be required to discontinue hedge accounting with respect to that derivative prospectively.

Foreign Exchange Risk Management

We enter into forward exchange contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with our identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on our costs and on the cash flows that we receive from foreign subsidiaries.  Almost all foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions rated as strong investment grade by a major rating agency.  We also enter into foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The forward exchange contracts and foreign currency options entered into to hedge anticipated transactions have been designated as cash-flow hedges.  Hedge effectiveness of forward exchange contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology.  The ineffective portion of both forward exchange and foreign currency option contracts is recorded in current-period earnings. For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income are reclassified to earnings when the underlying forecasted transaction occurs. If it is probable that the forecasted transaction will no longer occur, then any gains or losses accumulated in other comprehensive income are reclassified to current-period earnings.  As of June 30, 2006, these cash-flow hedges were highly effective, in all material respects.

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

At June 30, 2006, we had foreign currency contracts in the form of forward exchange contracts and option contracts in the amount of $782.6 million and $130.2 million, respectively.  The foreign currencies included in forward exchange contracts (notional value stated in U.S. dollars) are principally the Euro ($238.5 million), Swiss franc ($98.5 million), British pound ($92.4 million), Canadian dollar ($71.7 million), Japanese yen ($50.6 million), Australian dollar ($50.5 million) and South Korean won ($33.1 million).  The foreign currencies included in the option contracts (notional value stated in U.S. dollars) are principally the Japanese yen ($32.0 million), Euro ($27.7 million), Canadian dollar ($22.8 million), Swiss franc ($14.8 million) and South Korean won ($13.4 million).

Interest Rate Risk Management

We enter into interest rate derivative contracts to manage the exposure to fluctuations of interest rates on our funded and unfunded indebtedness for periods consistent with the identified exposures.  All interest rate derivative contracts are with large financial institutions rated as strong investment grade by a major rating agency.

We have an interest rate swap agreement with a notional amount of $250.0 million to effectively convert fixed interest on the existing $250.0 million 6% Senior Notes to variable interest rates based on six-month LIBOR.  We designated the swap as a fair-value hedge.  As of June 30, 2006, the fair-value hedge was highly effective, in all material respects.

Market Risk

We use a value-at-risk model to assess the market risk of our derivative financial instruments.  Value-at-risk represents the potential losses for an instrument or portfolio from adverse changes in market factors for a specified time period and confidence level.  We estimate value-at-risk across all of our derivative financial instruments using a model with historical volatilities and correlations calculated over the past 250-day period.  The measured value-at-risk, calculated as an average, for the twelve months ended June 30, 2006 related to our foreign exchange contracts and our interest rate contracts was $10.8 million and $7.7 million, respectively.  The model estimates were made assuming normal market conditions and a 95 percent confidence level.  We used a statistical simulation model that valued our derivative financial instruments against one thousand randomly generated market price paths.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the FASB issued FASB Interpretation Number (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 also prescribes a two-step evaluation process for tax positions.  The first step is recognition and the second is measurement.  For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position.  If the tax position meets the more-likely-than-not recognition threshold it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized.  If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.

Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized or, continue to be recognized, upon adoption of FIN 48.  The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  FIN 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted.  We are currently evaluating the impact FIN 48 will have on our consolidated financial statements when it becomes effective for us in fiscal 2008 and are unable, at this time, to quantify the impact, if any, to retained earnings at the time of adoption.

FORWARD-LOOKING INFORMATION

We and our representatives from time to time make written or oral forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission, in our press releases and in our reports to stockholders.  The words and phrases “will likely result,” “expect,” “believe,” “planned,” “may,” “should,” “could,” “anticipate,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements include, without limitation, our expectations regarding sales, earnings or other future financial performance and liquidity, product introductions, entry into new geographic regions, information systems initiatives, new methods of sale and future operations or operating results.  Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, actual results may differ materially from our expectations.  Factors that could cause actual results to differ from expectations include, without limitation:

(1) increased competitive activity from companies in the skin care, makeup, fragrance and hair care businesses, some of which have greater resources than we do;

(2) our ability to develop, produce and market new products on which future operating results may depend and to successfully address challenges in our core brands, including gift with purchase, and in our fragrance business;

(3) consolidations, restructurings, bankruptcies and reorganizations in the retail industry causing a decrease in the number of stores that sell our products, an increase in the ownership concentration within the retail industry, ownership of retailers by our competitors and ownership of competitors by our customers that are retailers;

(4) destocking by retailers;

(5) the success, or changes in timing or scope, of new product launches and the success, or changes in the timing or the scope, of advertising, sampling and merchandising programs;

(6) shifts in the preferences of consumers as to where and how they shop for the types of products and services we sell;

(7) social, political and economic risks to our foreign or domestic manufacturing, distribution and retail operations, including changes in foreign investment and trade policies and regulations of the host countries and of the United States;

(8) changes in the laws, regulations and policies (including the interpretations and enforcement thereof) that affect, or will affect, our business, including those relating to our products, changes in accounting standards, tax laws and regulations, trade rules and customs regulations, and the outcome and expense of legal or regulatory proceedings, and any action we may take as a result;

(9) foreign currency fluctuations affecting our results of operations and the value of our foreign assets, the relative prices at which we and our foreign competitors sell products in the same markets and our operating and manufacturing costs outside of the United States;

(10) changes in global or local conditions, including those due to natural or man-made disasters, real or perceived epidemics, or energy costs, that could affect consumer purchasing, the willingness or ability of consumers to travel and/or purchase our products while traveling, the financial strength of our customers or suppliers, our operations, the cost and availability of capital which we may need for new equipment, facilities or acquisitions, the cost and availability of raw materials and the assumptions underlying our critical accounting estimates;

(11) shipment delays, depletion of inventory and increased production costs resulting from disruptions of operations at any of the facilities that manufacture nearly all of our supply of a particular type of product (i.e., focus factories) or at our distribution or inventory centers;

(12) real estate rates and availability, which may affect our ability to increase the number of retail locations at which we sell our products and the costs associated with our other facilities;

(13) changes in product mix to products which are less profitable;

(14) our ability to acquire, develop or implement new information and distribution technologies, on a timely basis and within our cost estimates;

(15) our ability to capitalize on opportunities for improved efficiency, such as publicly-announced cost savings initiatives and the success of Stila under new ownership, and to integrate acquired businesses and realize value therefrom;

(16) consequences attributable to the events that are currently taking place in the Middle East, including terrorist attacks, retaliation and the threat of further attacks or retaliation;

(17) the timing and impact of acquisitions and divestitures, which depend on willing sellers and buyers, respectively; and

(18) additional factors as described in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2006 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

As part of our global distribution strategy to establish regional inventory centers, we continue to migrate certain storage and distribution activities to a third party in Europe as well as within our Belgian facilities.

In connection with these changes, we have updated our internal controls over financial reporting.  Except as noted in the previous sentences, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting and the report of independent registered public accounting firm on our management’s assessment of internal control over financial reporting are incorporated herein from pages F-2 and F-3, respectively.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information required by this Item, not already provided herein under “Item 1. Business – Executive Officers,” will be included in our Proxy Statement for the 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”).  The 2006 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2006 and such information is incorporated herein by reference.

Item 11.  Executive Compensation.

The information required by this Item 11 (Executive Compensation) of Form 10-K will be included in the 2006 Proxy Statement.  The 2006 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2006 and such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item, not already provided under “Equity Compensation Plan Information” as set forth below, will be included in the 2006 Proxy Statement.  The 2006 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2006 and such information is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of June 30, 2006 and does not include grants made or cancelled and options exercised after such date.  The securities that may be issued consist solely of shares of our Class A Common Stock and, except as disclosed in note (b) to the table, all plans were approved by stockholders of the Company.

Equity Compensation Plan Information as of June 30, 2006

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(a)	26,506,645	(b)	$39.53	(c)	10,726,677	(d)

(a)                                            Includes the Fiscal 1996 Share Incentive Plan (the “1996 Plan”), Fiscal 1999 Share Incentive Plan (the “1999 Plan”), Amended and Restated Fiscal 2002 Share Incentive Plan (the “2002 Plan”), Non-Employee Director Share Incentive Plan (the “Director Plan”), a Sassaby stock option plan (see note (b)) and five employment agreements entered into in 1995 prior to the Company’s initial public offering.

(b)                                           Consists of 26,215,748 shares issuable upon exercise of outstanding options, 111,138 issuable upon conversion of outstanding Restricted Stock Units, 166,707 upon conversion of outstanding Performance Share Units (assuming maximum payout) and 13,052 upon conversion of Share Units.  Outstanding options include 4,104 shares issuable upon exercise of options assumed by the Company in connection with its acquisition of Sassaby, Inc. in 1997.  The Company never granted any additional options under the Sassaby plan.

(c)                                            Calculated based upon outstanding options in respect of 26,215,748 shares of our Class A Common Stock.

(d)                                           The 1999 Plan and the 2002 Plan are similar omnibus plans.  Each authorizes the Stock Plan Subcommittee of the Board of Directors to grant shares and benefits other than stock options.  As of June 30, 2006, there were 451,519 shares and 10,205,065 shares of Class A Common Stock available for issuance under each plan, respectively.  Shares underlying grants cancelled or forfeited under the 1999 Plan may be used for grants under the 2002 Plan.  Shares underlying grants cancelled or forfeited under the 1996 Plan may be used for grants under the 1999 Plan or the 2002 Plan. The Director Plan provides for an annual grant of options and a grant of either options or stock units to non-employee directors.  As of June 30, 2006, there were 70,093 shares available for issuance under the Director Plan.

If all of the outstanding options, warrants, rights, stock units and share units, as well as the securities available for future issuance, included in the first and third columns in the table above were converted to shares of Class A Common Stock as of June 30, 2006, the total shares of Common Stock outstanding (i.e., Class A plus Class B) would increase 18% to 248,994,342.  Of the outstanding options to purchase 26,215,748 shares of Class A Common Stock, options in respect of 12,965,313 shares are exercisable at a price less than $38.67, the closing price on June 30, 2006.  Assuming the exercise of in-the-money options, the total shares outstanding would increase by 6.1% to 224,726,333.

Item 13.  Certain Relationships and Related Transactions.

The information required by this Item will be included in the 2006 Proxy Statement.  The 2006 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2006 and such information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item will be included in the 2006 Proxy Statement.  The 2006 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2006 and such information is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)                1 and 2.  Financial Statements and Schedules - See index on Page F-1.

3. Exhibits:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation, dated November 16, 1995 (filed as Exhibit 3.1 to our Annual Report on Form 10-K for the year ended June 30, 2003) (SEC File No. 1-14064).*

3.2	Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999) (SEC File No. 1-14064).*

3.3

Certificate of Designations for the Series A Cumulative Redeemable Preferred Stock (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2003) (SEC File No. 1-14064).*

3.4	Amended and Restated By-laws (filed as Exhibit 3.1 to our Current Report on Form 8-K dated May 17, 2005) (SEC File No. 1-14064).*

4.1

Indenture, dated November 5, 1999, between the Company and State Street Bank and Trust Company, N.A. (filed as Exhibit 4 to Amendment No. 1 to our Registration Statement on Form S-3 (No. 333-85947) on November 5, 1999).*

4.2

Officers’ Certificate, dated January 10, 2002, defining certain terms of the 6% Senior Notes due 2012 (filed as Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2001) (SEC File No. 1-14064).*

4.3	Global Note for the 6% Senior Notes due 2012 (filed as Exhibit 4.3 to the FY 2002 Q2 10-Q) (SEC File No. 1-14064).*

4.4

Officers’ Certificate, dated September 29, 2003, defining certain terms of the 5.75% Senior Notes due 2033 (filed as Exhibit 4.2 to our current report on Form 8-K dated September 29, 2003) (SEC File No. 1-14064).*

4.5	Global Note for 5.75% Senior Notes due 2033 (filed as Exhibit 4.3 to our current report on Form 8-K dated September 29, 2003) (SEC File No. 1-14064).*

10.1	Stockholders’ Agreement, dated November 22, 1995 (filed as Exhibit 10.1 to our Annual Report on Form 10-K for the year ended June 30, 2003) (SEC File No. 1-14064).*

10.1a	Amendment No. 1 to Stockholders’ Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1996) (SEC File No. 1-14064).*

10.1b	Amendment No. 2 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1996) (SEC File No. 1-14064).*

10.1c	Amendment No. 3 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997) (SEC File No. 1-14064).*

10.1d	Amendment No. 4 to Stockholders’ Agreement (filed as Exhibit 10.1d to our Annual Report on Form 10-K for the year ended June 30, 2000) (SEC File No. 1-14064).*

10.1e	Amendment No. 5 to Stockholders’ Agreement (filed as Exhibit 10.1e to our Annual Report on Form 10-K for the year ended June 30, 2002) (SEC File No. 1-14064).*

10.1f	Amendment No. 6 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004) (SEC File No. 1-14064).*

10.2	Registration Rights Agreement, dated November 22, 1995 (filed as Exhibit 10.2 to our Annual Report on Form 10-K for the year ended June 30, 2003) (SEC File No. 1-14064).*

10.2a	First Amendment to Registration Rights Agreement (filed as Exhibit 10.3 to our Annual Report on Form 10-K for the year ended June 30, 1996) (SEC File No. 1-14064).*

10.2b	Second Amendment to Registration Rights Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997) (SEC File No. 1-14064).*

10.2c	Third Amendment to Registration Rights Agreement (filed as Exhibit 10.2c to our Annual Report on Form 10-K for the year ended June 30, 2001) (SEC File No. 1-14064).*

10.2d	Fourth Amendment to Registration Rights Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2003) (SEC File No. 1-14064).*

10.3	Fiscal 1996 Share Incentive Plan (filed as Exhibit 10.3 to our Annual Report on Form 10-K for the year ended June 30, 2003) (SEC File No. 1-14064).* †

10.3a

Form of Stock Option Agreement for 1995 and 1996 grants under Fiscal 1996 Share Incentive Plan (filed as Exhibit 10.3a to our Annual Report of Form 10-K for the year ended June 30, 2003) (SEC File No. 1-14064).* †

10.3b

Form of Stock Option Agreement for 1997 and 1998 grants under Fiscal 1996 Share Incentive Plan (filed as Exhibit 10.3b to our Annual Report on Form 10-K for the year ended June 30, 2003) (SEC File No. 1-14064).* †

10.4	Fiscal 1999 Share Incentive Plan dated November 5, 1998 (filed as Exhibit 4(c) to our Registration Statement on Form S-8 (No. 333-66851) on November 5, 1998).* †

10.4a	Form of Stock Option Agreement under Fiscal 1999 Share Incentive Plan (filed as Exhibit 10.3b to our Annual Report on Form 10-K for the year ended June 30, 2004) (SEC File No. 1-14064).* †

10.5	The Estee Lauder Companies Retirement Growth Account Plan (filed as Exhibit 10.5 to our Annual Report on Form 10-K for the year ended June 30, 2003) (SEC File No. 1-14064).* †

10.6	The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.6 to our Annual Report on Form 10-K for the year ended June 30, 1999) (SEC File No. 1-14064).* †

10.6a	Amendment to The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.6a to our Annual Report on Form 10-K for the year ended June 30, 2005).* †

10.7	Executive Annual Incentive Plan (filed as Exhibit 10.7 to our Annual Report on Form 10-K for the year ended June 30, 2005).* †

10.8	Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Annual Report on Form 10-K for the year ended June 30, 2001) (SEC File No. 1-14064).* †

10.8a	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8a to our Annual Report on Form 10-K for the year ended June 30, 2002) (SEC File No. 1-14064).* †

10.8b	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.2 to our Current Report on Form 8-K dated November 10, 2005) (SEC File No. 1-14064).* †

10.8c

Option Agreement, dated November 16, 1995, with Leonard A. Lauder (Exhibit B to Mr. Lauder’s 1995 employment agreement) (filed as Exhibit 10.8b to our Annual Report on Form 10-K for the year ended June 30, 2003) (SEC File No. 1-14064).* †

10.9	Employment Agreement with Ronald S. Lauder (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000) (SEC File No. 1-14064).* †

10.9a	Amendment to Employment Agreement with Ronald S. Lauder (filed as Exhibit 10.9a to our Annual Report on Form 10-K for the year ended June 30, 2002) (SEC File No. 1-14064).* †

10.9b

Option Agreement, dated November 16, 1995, with Ronald S. Lauder (Exhibit B to Mr. Lauder’s 1995 employment agreement) (filed as Exhibit 10.9b to our Annual Report on Form 10-K for the year ended June 30, 2003) (SEC File No. 1-14064).* †

10.10	Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K dated September 21, 2004) (SEC File No. 1-14064).* †

10.11	Employment Agreement with Daniel J. Brestle (filed as Exhibit 10.2 to our Current Report on Form8-K/A dated December 13, 2004; filed February 10, 2005) (SEC File No. 1-14064).* †

10.11a

Option Agreement, dated November 16, 1995, with Daniel J. Brestle (Schedule A to Mr. Brestle’s 1995 employment agreement) (filed as Exhibit 10.11b to our Annual Report on Form 10-K for the year ended June 30, 2003) (SEC File No. 1-14064).* †

10.12	Employment Agreement with Patrick Bousquet-Chavanne (filed as Exhibit 10.12 to our Annual Report on Form 10-K for the year ended June 30, 2005).* †

10.13	Employment Agreement with Philip A. Shearer (filed as Exhibit 10.2 to our Current Report on Form 8-K, dated September 21, 2004) (SEC File No. 1-14064).* †

10.14	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (filed as Exhibit 10.14 to our Annual Report on Form 10-K for the year ended June 30, 2001) (SEC File No. 1-14064).* †

10.15	Form of Deferred Compensation Agreement (stock-based) with Outside Directors (filed as Exhibit 10.15 to our Annual Report on Form 10-K for the year ended June 30, 2001) (SEC File No. 1-14064).* †

10.16	Non-Employee Director Share Incentive Plan (filed as Exhibit 4(d) to our Registration Statement on Form S-8 (No. 333-49606) filed on November 9, 2000).* †

10.16a	Amendment to Non-Employee Director Share Incentive Plan (filed as Exhibit 10.16a to our Annual Report on Form 10-K for the year ended June 30, 2005).* †

10.16b

Form of Stock Option Agreement for Annual Stock Option Grants under Non-Employee Director Share Incentive Plan (filed as Exhibit 10.16a to our Annual Report on Form 10-K for the year ended June 30, 2004) (SEC File No. 1-14064).* †

10.16c

Form of Stock Option Agreement for Elective Stock Option Grants under Non-Employee Director Share Incentive Plan (filed as Exhibit 10.16b to our Annual Report on Form 10-K for the year ended June 30, 2004) (SEC File No. 1-14064).* †

10.17	Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K dated November 10, 2005) (SEC File No. 1-14064).* †

10.17a	Form of Stock Option Agreement under Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q dated May 4, 2006) (SEC File No. 1-14064).* †

10.17b

Form of Performance Share Unit Award Agreement Under The Estee Lauder Companies Inc. Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 26, 2005) (SEC File No. 1-14064).* †

10.17c

Form of Restricted Stock Unit Agreement Under The Estee Lauder Companies Inc. Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated September 26, 2005). * †

10.18

$600 Million Credit Agreement, dated May 27, 2005, by and among the Company, Estee Lauder Inc., the Eligible Subsidiaries of the Company, as defined therein, the lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent (“JPMCB”), Citibank, N.A. and Bank of America, N.A., as syndication agents, and Bank of Tokyo-Mitsubishi Trust Company and BNP Paribas, as documentation agents (filed as Exhibit 10.1 to our Current Report on Form 8-K dated June 2, 2005) (SEC File No. 1-14064).* †

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
Date: August 25, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title (s)	Date

WILLIAM P. LAUDER*	President, Chief Executive Officer	August 25, 2006
William P. Lauder	and a Director
(Principal Executive Officer)

LEONARD A. LAUDER*	Chairman of the Board of	August 25, 2006
Leonard A. Lauder	Directors

CHARLENE BARSHEFSKY*	Director	August 25, 2006
Charlene Barshefsky

ROSE MARIE BRAVO*	Director	August 25, 2006
Rose Marie Bravo

PAUL FRIBOURG*	Director	August 25, 2006
Paul Fribourg

MELLODY HOBSON*	Director	August 25, 2006
Mellody Hobson

IRVINE O. HOCKADAY, JR.*	Director	August 25, 2006
Irvine O. Hockaday, Jr.

AERIN LAUDER*	Director	August 25, 2006
Aerin Lauder

RONALD S. LAUDER*	Director	August 25, 2006
Ronald S. Lauder

RICHARD D. PARSONS*	Director	August 25, 2006
Richard D. Parsons

MARSHALL ROSE*	Director	August 25, 2006
Marshall Rose

LYNN FORESTER DE ROTHSCHILD*	Director	August 25, 2006
Lynn Forester De Rothschild

BARRY S. STERNLICHT*	Director	August 25, 2006
Barry S. Sternlicht

/s/ RICHARD W. KUNES	Executive Vice President and	August 25, 2006
Richard W. Kunes	Chief Financial Officer
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

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, the Company’s management has concluded that, as of June 30, 2006, the Company’s internal control over financial reporting was effective.

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

August 25, 2006

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders
The Estée Lauder Companies Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that The Estée Lauder Companies Inc. maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Estée Lauder Companies Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that The Estée Lauder Companies Inc. maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also, in our opinion, The Estée Lauder Companies Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Estée Lauder Companies Inc. and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2006, and our report dated August 25, 2006 expressed an unqualified opinion on those consolidated financial statements.  Our report also refers to the adoption of Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment,” effective July 1, 2005.

/s/ KPMG LLP

New York, New York
August 25, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Estée Lauder Companies Inc.:

We have audited the accompanying consolidated balance sheets of The Estée Lauder Companies Inc. and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2006.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed on the index on page F-1.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Estée Lauder Companies Inc. and subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 2 and 13 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment,” effective July 1, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Estée Lauder Companies Inc.’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 25, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

New York, New York
August 25, 2006

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended June 30
	2006	2005	2004
	(In millions, except per share data)

Net Sales	$6,463.8	$6,280.0	$5,741.5
Cost of sales	1,686.6	1,602.8	1,464.3

Gross Profit	4,777.2	4,677.2	4,277.2

Operating expenses:
Selling, general and administrative	4,065.5	3,950.4	3,609.5
Special charges related to cost savings initiative	92.1	—	—
Related party royalties	—	—	18.8
	4,157.6	3,950.4	3,628.3

Operating Income	619.6	726.8	648.9

Interest expense, net	23.8	13.9	27.1
Earnings before Income Taxes, Minority Interest and Discontinued Operations	595.8	712.9	621.8

Provision for income taxes	259.7	293.7	234.4
Minority interest, net of tax	(11.6)	(9.3)	(8.9)
Net Earnings from Continuing Operations	324.5	409.9	378.5

Discontinued operations, net of tax	(80.3)	(3.8)	(36.4)
Net Earnings	$244.2	$406.1	$342.1

Basic net earnings per common share:
Net earnings from continuing operations	$1.51	$1.82	$1.66
Discontinued operations, net of tax	(.37)	(.02)	(.16)
Net earnings	$1.14	$1.80	$1.50

Diluted net earnings per common share:
Net earnings from continuing operations	$1.49	$1.80	$1.64
Discontinued operations, net of tax	(.37)	(.02)	(.16)
Net earnings	$1.12	$1.78	$1.48

Weighted average common shares outstanding:
Basic	215.0	225.3	228.2
Diluted	217.4	228.6	231.6

Cash dividends declared per share	$.40	$.40	$.30

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED BALANCE SHEETS

	June 30
	2006	2005
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$368.6	$553.3
Accounts receivable, net	771.2	776.6
Inventory and promotional merchandise, net	766.3	768.3
Prepaid expenses and other current assets	270.8	204.4
Total current assets	2,176.9	2,302.6

Property, Plant and Equipment, net	758.0	694.2

Other Assets
Investments, at cost or market value	13.4	12.3
Goodwill	635.8	720.6
Other intangible assets, net	77.0	71.8
Other assets, net	123.0	84.3
Total other assets	849.2	889.0
Total assets	$3,784.1	$3,885.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$89.7	$263.6
Accounts payable	264.5	249.4
Accrued income taxes	135.5	109.9
Other accrued liabilities	948.5	874.8
Total current liabilities	1,438.2	1,497.7

Noncurrent Liabilities
Long-term debt	431.8	451.1
Other noncurrent liabilities	266.4	228.4
Total noncurrent liabilities	698.2	679.5

Commitments and Contingencies (see Note 14)

Minority interest	25.4	15.8

Stockholders’ Equity
Common stock, $.01 par value; 650,000,000 shares Class A authorized; shares issued: 164,837,563 at June 30, 2006 and 159,837,545 at June 30, 2005; 240,000,000 shares Class B authorized; shares issued and outstanding: 85,305,915 at June 30, 2006 and 87,640,901 at June 30, 2005	2.5	2.5
Paid-in capital	581.0	465.2
Retained earnings	2,361.9	2,203.2
Accumulated other comprehensive income	64.7	9.4
	3,010.1	2,680.3
Less: Treasury stock, at cost; 38,382,458 Class A shares at June 30, 2006 and 27,174,160 Class A shares at June 30, 2005	(1,387.8)	(987.5)
Total stockholders’ equity	1,622.3	1,692.8
Total liabilities and stockholders’ equity	$3,784.1	$3,885.8

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

	Year Ended June 30
	2006	2005	2004
	(In millions)
STOCKHOLDERS’ EQUITY
Common stock, beginning of year	$2.5	$2.4	$2.4
Stock compensation programs	—	.1	—
Common stock, end of year	2.5	2.5	2.4

Paid-in capital, beginning of year	465.2	382.3	293.7
Stock compensation programs	115.8	82.9	88.6
Paid-in capital, end of year	581.0	465.2	382.3

Retained earnings, beginning of year	2,203.2	1,887.2	1,613.6
Common stock dividends	(85.5)	(90.1)	(68.5)
Net earnings for the year	244.2	406.1	342.1
Retained earnings, end of year	2,361.9	2,203.2	1,887.2

Accumulated other comprehensive income (loss), beginning of year	9.4	10.5	(53.1)
Other comprehensive income (loss)	55.3	(1.1)	63.6
Accumulated other comprehensive income (loss), end of year	64.7	9.4	10.5

Treasury stock, beginning of year	(987.5)	(548.9)	(433.0)
Acquisition of treasury stock, net of issuances	(400.3)	(438.6)	(115.9)
Treasury stock, end of year	(1,387.8)	(987.5)	(548.9)

Total stockholders’ equity	$1,622.3	$1,692.8	$1,733.5

COMPREHENSIVE INCOME
Net earnings	$244.2	$406.1	$342.1

Other comprehensive income (loss):
Net unrealized investment gains (losses)	0.1	0.3	(0.6)
Net derivative instrument gains (losses)	(1.7)	1.8	11.7
Net minimum pension liability adjustments	29.9	(11.4)	16.0
Translation adjustments	27.0	8.2	36.5
Other comprehensive income (loss)	55.3	(1.1)	63.6

Total comprehensive income	$299.5	$405.0	$405.7

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30
	2006	2005	2004
	(In millions)
		Revised	Revised
Cash Flows from Operating Activities
Net earnings	$244.2	$406.1	$342.1
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	198.4	196.7	191.7
Deferred income taxes	(74.3)	104.9	18.3
Minority interest, net of tax	11.6	9.3	8.9
Non-cash stock-based compensation	35.9	(1.2)	7.9
Excess tax benefits from stock-based compensation arrangements	(6.7)	—	—
Loss on disposal of fixed assets	13.2	9.8	5.6
Discontinued operations, net of tax	80.3	—	33.3
Other non-cash items	0.8	1.1	0.8
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	14.6	(106.6)	(18.4)
Decrease (increase) in inventory and promotional merchandise, net	1.9	(105.1)	(45.7)
Decrease in other assets	7.0	6.0	16.2
Increase (decrease) in accounts payable	9.1	(23.9)	29.8
Increase in accrued income taxes	63.5	21.0	17.3
Increase (decrease) in other accrued liabilities	66.2	(47.5)	75.5
Increase (decrease) in other noncurrent liabilities	61.6	8.6	(7.9)
Net cash flows provided by operating activities of continuing operations	727.3	479.2	675.4
Net cash flows used for operating activities of discontinued operations	(17.5)	(1.1)	(2.4)
Net cash flows provided by operating activities	709.8	478.1	673.0

Cash Flows from Investing Activities
Capital expenditures	(260.6)	(229.6)	(212.1)
Capital expenditures of discontinued operations	(0.6)	—	(0.1)
Acquisition of businesses, net of cash acquired	(51.7)	(7.1)	(4.4)
Proceeds from divestitures	9.3	—	3.0
Proceeds from disposition of long-term investments	0.5	—	—
Purchases of long-term investments	(0.1)	(0.3)	(0.1)
Net cash flows used for investing activities	(303.2)	(237.0)	(213.7)

Cash Flows from Financing Activities
Increase (decrease) in short-term debt, net	(82.0)	158.6	(2.0)
Proceeds from issuance of long-term debt, net	—	—	195.5
Proceeds from the net settlement of treasury lock agreements	—	—	15.0
Repayments and redemptions of long-term debt	(97.8)	(2.5)	(293.7)
Net proceeds from employee stock transactions	67.3	80.6	61.4
Excess tax benefits from stock-based compensation arrangements	6.7	—	—
Payments to acquire treasury stock	(400.5)	(438.6)	(115.9)
Dividends paid to stockholders	(85.4)	(90.1)	(68.5)
Distributions made to minority holders of consolidated subsidiaries	(2.9)	(8.4)	(7.8)
Net cash flows used for financing activities	(594.6)	(300.4)	(216.0)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	3.3	1.0	4.2
Net Increase (Decrease) in Cash and Cash Equivalents	(184.7)	(58.3)	247.5
Cash and Cash Equivalents at Beginning of Year	553.3	611.6	364.1
Cash and Cash Equivalents at End of Year	$368.6	$553.3	$611.6

Supplemental disclosures of cash flow information (see Note 16)
Cash paid during the year for:
Interest	$33.8	$23.1	$35.9
Income Taxes	$256.9	$164.4	$193.1

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

The Estée Lauder Companies Inc. manufactures, markets and sells skin care, makeup, fragrance and hair care products around the world.  Products are marketed under the following brand names:  Estée Lauder, Aramis, Clinique, Prescriptives, Lab Series, Origins, M•A•C, Bobbi Brown, La Mer, Aveda, Jo Malone, Bumble and bumble, Darphin, Rodan + Fields, American Beauty, Flirt!, Good Skin™ and Grassroots.  The Estée Lauder Companies Inc. is also the global licensee of the Tommy Hilfiger, Donna Karan, Michael Kors, Donald Trump, Sean John, Missoni and Daisy Fuentes brand names for fragrances and cosmetics.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of The Estée Lauder Companies Inc. and its subsidiaries (collectively, the “Company”) as continuing operations, with the exception of the operating results of its reporting unit that marketed and sold Stila brand products, which have been reflected as discontinued operations for fiscal 2006, 2005 and 2004 and the reporting unit that sold jane brand products, which have been reflected as discontinued operations for fiscal 2004 (see Note 4).  All significant intercompany balances and transactions have been eliminated.

Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to current year presentation for comparative purposes.

Net Earnings Per Common Share

For the years ended June 30, 2006, 2005 and 2004, net earnings per common share (“basic EPS”) is computed by dividing net earnings by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions).  Net earnings per common share assuming dilution (“diluted EPS”) is computed by reflecting potential dilution from stock-based awards.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Year Ended June 30
	2006	2005	2004
	(In millions, except per share data)

Numerator:
Net earnings from continuing operations	$324.5	$409.9	$378.5
Discontinued operations, net of tax	(80.3)	(3.8)	(36.4)
Net earnings attributable to common stock	$244.2	$406.1	$342.1

Denominator:
Weighted average common shares outstanding – Basic	215.0	225.3	228.2
Effect of dilutive securities: Stock options and restricted share units	2.4	3.3	3.4
Weighted average common shares outstanding – Diluted	217.4	228.6	231.6

Basic net earnings per common share:
Net earnings from continuing operations	$1.51	$1.82	$1.66
Discontinued operations, net of tax	(.37)	(.02)	(.16)
Net earnings	$1.14	$1.80	$1.50

Diluted net earnings per common share:
Net earnings from continuing operations	$1.49	$1.80	$1.64
Discontinued operations, net of tax	(.37)	(.02)	(.16)
Net earnings	$1.12	$1.78	$1.48

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2006, 2005 and 2004, options to purchase 13.6 million, 12.5 million and 6.6 million shares, respectively, of Class A Common Stock were not included in the computation of diluted EPS because the exercise prices of those options were greater than the average market price of the common stock and their inclusion would be anti-dilutive.  The options were still outstanding at the end of the applicable periods.

Cash and Cash Equivalents

Cash and cash equivalents include $66.2 million and $332.9 million of short-term time deposits at June 30, 2006 and 2005, respectively.  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions of $27.1 million and $28.9 million as of June 30, 2006 and 2005, respectively.

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at year-end rates of exchange, while revenue and expenses are translated at weighted average rates of exchange for the year.  Unrealized translation gains or losses are reported as cumulative translation adjustments through other comprehensive income.  Such adjustments amounted to $27.0 million, $8.2 million and $36.5 million of unrealized translation gains in fiscal 2006, 2005 and 2004, respectively.

The Company enters into forward foreign exchange contracts and foreign currency options to hedge foreign currency transactions for periods consistent with its identified exposures.  Accordingly, the Company categorizes these instruments as entered into for purposes other than trading.

The accompanying consolidated statements of earnings include net exchange gains of $4.0 million in fiscal 2006 and net exchange losses of $15.8 million and $14.5 million in fiscal 2005 and 2004, respectively.

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

	June 30
	2006	2005
	(In millions)
Inventory and promotional merchandise consists of:
Raw materials	$151.0	$149.9
Work in process	44.2	43.2
Finished goods	407.1	403.4
Promotional merchandise	164.0	171.8
	$766.3	$768.3

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, Plant and Equipment

Property, plant and equipment, including leasehold and other improvements that extend an asset’s useful life or productive capabilities, are carried at cost less accumulated depreciation and amortization.  For financial statement purposes, depreciation is provided principally on the straight-line method over the estimated useful lives of the assets ranging from 3 to 40 years.  Leasehold improvements are amortized on a straight-line basis over the shorter of the lives of the respective leases or the expected useful lives of those improvements.

	June 30
Asset (Useful Life)	2006	2005
	(In millions)

Land	$13.7	$13.6
Buildings and improvements (10 to 40 years)	161.7	160.8
Machinery and equipment (3 to 10 years)	803.0	721.2
Furniture and fixtures (5 to 10 years)	108.2	109.1
Leasehold improvements	790.8	703.9
	1,877.4	1,708.6
Less accumulated depreciation and amortization	1,119.4	1,014.4
	$758.0	$694.2

Depreciation and amortization of property, plant and equipment was $189.9 million, $186.3 million and $175.1 million in fiscal 2006, 2005 and 2004, respectively.  Depreciation and amortization related to the Company’s manufacturing process is included in cost of sales and all other depreciation and amortization is included in selling, general and administrative expenses in the accompanying consolidated statements of earnings.

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

During fiscal 2006, the Company sold certain assets and operations of its reporting unit that marketed and sold Stila brand products.  In conjunction with the sale, the Company reduced its goodwill by $91.3 million, which is reported as a component of discontinued operations in the accompanying consolidated statements of earnings.

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

Goodwill

The Company assigns goodwill of a reporting unit to the product category in which that reporting unit predominantly operates at the time of its acquisition.  The change in the carrying amount of goodwill, including the effect of foreign exchange rates is as follows:

	Year Ended or at June 30
(In millions)	2004	Additions	Reductions	2005	Additions	Reductions	2006
Skin Care	$15.0	$4.0	$—	$19.0	$1.3	$—	$20.3
Makeup	315.8	2.8	—	318.6	—	91.3	227.3
Fragrance	15.5	39.7	—	55.2	—	1.3	53.9
Hair Care	326.0	1.8	—	327.8	6.5	—	334.3
Total	$672.3	$48.3	$—	$720.6	$7.8	$92.6	$635.8

The reduction of goodwill in fiscal 2006 related to the sale of the Stila brand.  Included in fiscal 2005 additions to goodwill was $37.7 million related to a payment made in fiscal 2006 to satisfy an earn-out provision related to the Company’s acquisition of Jo Malone Limited in October 1999.

Other Intangible Assets

Other intangible assets include trademarks and patents, as well as license agreements and other intangible assets resulting from or related to businesses purchased by the Company.  Indefinite lived assets (e.g., trademarks) are not subject to amortization and are evaluated annually for impairment or sooner if certain events or circumstances indicate a potential impairment.  Patents are amortized on a straight-line basis over the shorter of the legal term or the useful life of the patent, approximately 20 years.  Other intangible assets (e.g., non-compete agreements, customer lists) are amortized on a straight-line basis over their expected period of benefit, approximately 2 years to 10 years.  Intangible assets related to license agreements are amortized on a straight-line basis over their useful lives based on the terms of their respective agreements, currently approximately 10 years to 16 years, and are subject to impairment testing if certain events or circumstances indicate a potential impairment.

Other intangible assets consist of the following:

	June 30, 2006
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
	(In millions)

License agreements	$42.9	$19.7	$23.2
Trademarks and other	148.6	95.0	53.6
Patents	0.5	0.3	0.2
Total	$192.0	$115.0	$77.0

	June 30, 2005
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
	(In millions)

License agreements	$42.9	$15.5	$27.4
Trademarks and other	138.0	93.8	44.2
Patents	0.5	0.3	0.2
Total	$181.4	$109.6	$71.8

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate amortization expenses related to amortizable intangible assets for the years ended June 30, 2006, 2005 and 2004 were $5.5 million, $4.6 million and $4.0 million, respectively.  The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

	Estimated Expense in Fiscal
	2007	2008	2009	2010	2011
	(In millions)

Aggregate amortization expense	$5.1	$4.9	$3.5	$3.5	$3.5

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

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (“OCI”) included in the accompanying consolidated balance sheets consist of the following:

	Year Ended June 30
	2006	2005	2004
	(In millions)

Net unrealized investment gains, beginning of year	$0.4	$0.1	$0.7
Unrealized investment gains (losses)	0.1	0.5	(1.0)
Benefit (provision) for deferred income taxes	—	(0.2)	0.4
Net unrealized investment gains, end of year	0.5	0.4	0.1

Net derivative instruments, beginning of year	12.0	10.2	(1.5)
Gain (loss) on derivative instruments	5.2	(9.1)	1.6
Benefit (provision) for deferred income taxes on derivative instruments	(1.7)	3.0	(1.4)
Reclassification to earnings during the year	(8.3)	11.8	17.2
Benefit (provision) for deferred income taxes on reclassification	3.1	(3.9)	(5.7)
Net derivative instruments, end of year	10.3	12.0	10.2

Net minimum pension liability adjustments, beginning of year	(36.0)	(24.6)	(40.6)
Minimum pension liability adjustments	41.4	(15.5)	26.6
Benefit (provision) for deferred income taxes	(11.5)	4.1	(10.6)
Net minimum pension liability adjustments, end of year	(6.1)	(36.0)	(24.6)

Cumulative translation adjustments, beginning of year	33.0	24.8	(11.7)
Translation adjustments	27.0	8.2	36.5
Cumulative translation adjustments, end of year	60.0	33.0	24.8

Accumulated other comprehensive income	$64.7	$9.4	$10.5

Of the $10.3 million, net of tax, derivative instrument gain recorded in OCI at June 30, 2006, $12.0 million, net of tax, related to the October 2003 gain from the settlement of the treasury lock agreements upon the issuance of the 5.75% Senior Notes due October 2033, which will be reclassified to earnings as an offset to interest expense over the life of the debt.  This was offset by $1.7 million in losses, net of tax, related to forward and option contracts which the Company will reclassify to earnings during the next twelve months.

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

Sales are reported on a net sales basis, which is computed by deducting from gross sales the amount of actual product returns received, discounts, incentive arrangements with retailers and an amount established for anticipated product returns.  The Company’s practice is to accept product returns from retailers only if properly requested, authorized and approved.  In accepting returns, the Company typically provides a credit to the retailer against accounts receivable from that retailer.  As a percentage of gross sales, returns were 5.0% in fiscal 2006 and 4.6% in fiscal 2005 and 2004.

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

The Company enters into transactions related to advertising, product promotions and demonstrations, some of which involve cooperative relationships with customers.  These activities may be arranged either with unrelated third parties or in conjunction with the customer.  The Company’s share of the cost of these transactions (regardless of to whom they were paid) are reflected in selling, general and administrative expenses in the accompanying consolidated statements of earnings and were approximately $912 million, $898 million and $838 million in fiscal 2006, 2005 and 2004, respectively.

Advertising and Promotion

Costs associated with advertising are expensed during the year as incurred.  Global net advertising and promotion expenses, which primarily include television, radio and print media, and promotional expenses, such as products used as sales incentives, were $1,793.1 million, $1,793.7 million and $1,595.5 million in fiscal 2006, 2005 and 2004, respectively.  These amounts include activities relating to purchase with purchase and gift with purchase promotions that are reflected in net sales and cost of sales.

Advertising, merchandising and sampling expenses included in operating expenses were $1,586.3 million, $1,577.1 million and $1,410.4 million in fiscal 2006, 2005 and 2004, respectively.

Research and Development

Research and development costs are included in advertising, merchandising and sampling and amounted to $72.0 million, $72.3 million and $67.2 million in fiscal 2006, 2005 and 2004, respectively.  Research and development costs are expensed as incurred.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related Party Royalties

On April 24, 2004, Mrs. Estée Lauder passed away.  As a result, the royalty payments previously made to her since 1969 in connection with the Company’s purchase of the “Estée Lauder” trademark outside the United States ceased to accrue.  Royalty payments totaling $18.8 million were charged to expense in fiscal 2004.

License Arrangements

The Company’s license agreements provide the Company with worldwide rights to manufacture, market and sell beauty and beauty-related products (or particular categories thereof) using the licensors’ trademarks.  The licenses typically have an initial term of approximately 2 years to 11 years, and are renewable subject to the Company’s compliance with the license agreement provisions.  The remaining terms, including the potential renewal periods, range from approximately 2 years to 24 years.  Under each license, the Company is required to pay royalties to the licensor, at least annually, based on net sales to third parties.

Most of the Company’s licenses were entered into to create new business.  In some cases, the Company acquired, or entered into, a license where the licensor or another licensee was operating a pre-existing beauty products business.  In those cases, intangible assets are capitalized and amortized over their useful lives based on the terms of the agreement and are subject to impairment testing if certain events or circumstances indicate a potential impairment.

Stock-Based Compensation

As of June 30, 2006, the Company had established a number of share incentive programs as discussed in more detail in Note 13 - Stock Programs.  Prior to fiscal 2006, the Company applied the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations in accounting for stock options and share units granted under these programs.  Under the intrinsic value method, no compensation expense was recognized if the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of the grant.  Accordingly, no compensation cost was recognized in the accompanying consolidated statements of earnings prior to fiscal year 2006 on stock options granted to employees, since all options granted under the Company’s share incentive programs had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective July 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”).  This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes APB No. 25.  SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award.  This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis.  Therefore, prior years’ financial statements have not been restated.  Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosures in prior years.  SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.

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

During fiscal 2006, Federated Department Stores, Inc. acquired The May Department Stores Company, resulting in the merger of the Company’s previous two largest customers.  This customer sells products primarily within North America and accounted for $1,005.8 million, or 16%, of the Company’s consolidated net sales in fiscal 2006 and $105.4 million, or 14%, of its accounts receivable at June 30, 2006.  No single customer accounted for more than 10% of the Company’s net sales or accounts receivable during fiscal 2005, or 2004.

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

Recently Issued Accounting Standards

In June 2006, the FASB issued FASB Interpretation Number (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 also prescribes a two-step evaluation process for tax positions.  The first step is recognition and the second is measurement.  For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position.  If the tax position meets the more-likely-than-not recognition threshold it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized.  If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.

Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized or, continue to be recognized, upon adoption of FIN 48.  The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  FIN 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted.  The Company is currently evaluating the impact FIN 48 will have on its consolidated financial statements when it becomes effective for the Company in fiscal 2008 and is unable, at this time, to quantify the impact, if any, to retained earnings at the time of adoption.

NOTE 3 – PUBLIC OFFERINGS

In June 2004, three Lauder family trusts sold a total of 13,000,000 shares of Class A Common Stock in a registered public offering.  The Company did not receive any proceeds from the sales of these shares.  The cost of this offering was borne by the selling stockholders.

NOTE 4 – ACQUISITION AND DIVESTITURE OF BUSINESSES AND LICENSE ARRANGEMENTS

On April 10, 2006 (the “Effective Date”), the Company completed the sale of certain assets and operations of the reporting unit that marketed and sold Stila brand products to Stila Corp. (the “Purchaser”), an affiliate of Sun Capital Partners, Inc., for consideration of $23.0 million.  The sale price included cash of $9.3 million, a promissory note with a notional value of $13.3 million and a fair value of $11.0 million and convertible preferred stock with an aggregate liquidation preference of $5.0 million and a fair value of $2.7 million.  As additional consideration for the purchased assets, and subject to the terms and conditions of the sale agreement, the Purchaser will pay the Company an amount equal to two percent of the annual net sales of the acquired business during the period commencing on the Effective Date and ending August 20, 2019.  The Company will use these proceeds to satisfy its commitment under the 1999 agreement pursuant to which it originally purchased the Stila business.  The Purchaser immediately assumed responsibility for all decisions regarding the operations of the Stila business and the Company agreed to divest itself of continuing involvement in the Stila business, except as described below.

In fiscal 2006, the Company recorded charges of $80.3 million (net of $43.3 million tax benefit) to discontinued operations, which reflected the loss on the disposition of the business of $69.9 million, net of tax, and adjustments to the fair value of assets sold, the costs to dispose of those assets not acquired by the Purchaser and other costs in connection with the sale.  The charges also include the operating losses of $10.4 million, net of tax, for fiscal year ended June 30, 2006.  Net sales associated with the discontinued operations were $45.1 million for the fiscal year ended June 30, 2006.  All statements of earnings information for the prior years has been restated for comparative purposes, including the restatement of the makeup product category and each of the geographic regions presented in Note 17 – Segment Data and Related Information.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In order to facilitate the transition of the Stila business to the Purchaser, the Company agreed to provide certain information systems, accounting and other back office services to the Purchaser in exchange for monthly service fees designed to recover the estimated costs of providing these transition services.  The Company also agreed with the Purchaser to provide certain distribution and online services.  In both cases, the services are expected to conclude in fiscal 2007.  In addition, the Company agreed to manufacture and sell to the Purchaser a limited range of products for a period of up to four months following the Effective Date and, in the case of one product, of up to two years.

In fiscal 2006, the Company settled its obligation, recorded as goodwill at June 30, 2005, related to an earn-out provision in the Company’s fiscal 2000 acquisition of Jo Malone Limited.

In fiscal 2005, the Company acquired a majority equity interest in its former distributor in Portugal.  The aggregate payments made to acquire the distributor were funded by cash provided by operations and did not have a material effect on the Company’s results of operations or financial condition.  In addition, the Company assumed debt and other long-term obligations of 4.6 million Euros associated with the acquisition (approximately $5.6 million at acquisition date exchange rates).  The debt is payable semi-annually through February 2008 at a variable interest rate.

In fiscal 2004, the Company sold the assets and operations of its reporting unit that sold jane brand products.  Pursuant to this decision, circumstances warranted that the Company conduct an assessment of the tangible and intangible assets of the jane business.  Based on this assessment, the Company determined that the carrying amount of these assets as then reflected on the Company’s consolidated balance sheet exceeded its estimated fair value.  In accordance with the assessment and the closing of the sale, the Company recorded an after-tax charge to discontinued operations of $33.3 million for the fiscal year ended June 30, 2004.  The charge represents the impairment of goodwill in the amount of $26.4 million; the reduction in value of other tangible assets in the amount of $2.1 million, net of tax; and the reporting unit’s operating loss of $4.8 million, net of tax.  Included in the operating loss of fiscal 2004 were additional costs associated with the sale and discontinuation of the business.

In July 2003, the Company acquired the Rodan + Fields skin care line.  The initial purchase price, paid at closing, was funded by cash provided by operations, the payment of which did not have a material effect on the Company’s results of operations or financial condition.  The Company expects to make additional payments between fiscal 2007 and 2011 based on certain conditions.

At various times during fiscal 2006, 2005 and 2004, the Company acquired businesses engaged in the wholesale distribution and retail sale of Aveda products, as well as other products, in the United States and other countries.

The aggregate cost for these activities, which includes purchase price, earn-out payments and acquisition costs, was $51.7 million, $7.1 million, and $4.4 million in fiscal 2006, 2005 and 2004, respectively, and each transaction was accounted for using the purchase method of accounting.  Accordingly, the results of operations for each of the acquired businesses are included in the accompanying consolidated financial statements commencing with its date of original acquisition.  Pro forma results of operations, as if each of such businesses had been acquired as of the beginning of the year of acquisition, have not been presented, as the impact on the Company’s consolidated financial results would not have been material.

In fiscal 2006, the Company entered into a license agreement with Daisy Fuentes for the development of fragrance products.  In fiscal 2005, the Company was developing products under license agreements for Sean John (announced in May 2004), Tom Ford (announced in April 2005) and Missoni (announced in May 2005) and an Origins license agreement to develop and sell products using the name of Dr. Andrew Weil (announced in October 2004).

Certain license agreements may require minimum royalty payments, incremental royalties based on net sales levels and minimum spending on advertising and promotional activities.  Royalty expenses are accrued in the period in which net sales are earned while advertising and promotional expenses are accrued at the time these costs are incurred.

NOTE 5 – COST SAVINGS INITIATIVE

During fiscal 2006, the Company recorded special charges associated with a cost savings initiative that was designed to support its long-term financial objectives.  As part of this multi-faceted initiative, the Company has identified savings opportunities that include streamlined processes and organizational changes.  The principal component of the initiative is a voluntary separation program offered primarily to North America-based employees.  During the fourth quarter of fiscal 2006, involuntary separations were communicated to certain employees.  Under this initiative, the Company incurred expenses related to one-time termination benefits for 494 employees, of which 28 were involuntary, which benefits were based principally upon years of service.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Company identified other cost savings opportunities to improve efficiencies in the Company’s distribution network and product offerings and to eliminate other nonessential costs.  These charges primarily related to employee severance for facilities that are closing, contract cancellations, counter and door closings and product returns.

For the year ended June 30, 2006, aggregate expenses of $92.1 million were recorded as special charges related to the cost savings initiative in the accompanying consolidated statement of earnings.  At June 30, 2006, $40.7 million and $28.2 million related to the cost savings initiative were recorded in other accrued liabilities and other noncurrent liabilities, respectively, in the accompanying consolidated balance sheet.

The following table summarizes the cost savings initiative, which impacted, and will continue to impact, the Company’s operating expenses and cost of sales:

	Fiscal 2006	Fiscal 2006	Accrued at
	expense	payments	June 30, 2006
	(In millions)

Employee separation expenses	$75.9	$20.7	$55.2
Facility closures and product/distribution rationalization	12.5	—	12.5
Advertising and promotional effectiveness	3.7	2.5	1.2
	$92.1	$23.2	$68.9

NOTE 6 – INCOME TAXES

The provision for income taxes is comprised of the following:

	Year Ended June 30
	2006	2005	2004
	(In millions)
Current:
Federal	$164.3	$53.8	$70.2
Foreign	158.2	129.2	136.3
State and local	11.5	8.0	11.8
	334.0	191.0	218.3

Deferred:
Federal	(73.7)	86.5	18.0
Foreign	(0.3)	10.7	(1.8)
State and local	(0.3)	5.5	(0.1)
	(74.3)	102.7	16.1
	$259.7	$293.7	$234.4

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation between the provision for income taxes computed by applying the statutory Federal income tax rate to earnings before income taxes and minority interest and the actual provision for income taxes is as follows:

	Year Ended June 30
	2006	2005	2004
	($ in millions)

Provision for income taxes at statutory rate	$208.5	$249.8	$217.6
Increase (decrease) due to:
State and local income taxes, net of Federal tax benefit	9.7	11.8	12.7
Effect of foreign operations	7.0	4.3	(2.7)
IRS tax settlement	46.0	—	—
AJCA incremental dividend	(10.9)	27.5	—
Preferred stock dividends not deductible for U.S. tax purposes	0.2	0.3	6.1
Other nondeductible expenses	3.4	2.0	2.7
Tax credits	(2.2)	(2.6)	(1.3)
Other, net	(2.0)	0.6	(0.7)
Provision for income taxes	$259.7	$293.7	$234.4

Effective tax rate	43.6%	41.2%	37.7%

Significant components of the Company’s deferred income tax assets and liabilities as of June 30, 2006 and 2005 were as follows:

	2006	2005
	(In millions)
Deferred tax assets:
Deferred compensation and other payroll related expenses	$57.9	$44.4
Inventory obsolescence and other inventory related reserves	54.0	53.0
Post-retirement benefit obligations	23.3	23.3
Various accruals not currently deductible	72.4	63.1
Stock-based compensation	11.9	—
Net operating loss and credit carryforwards	7.2	8.2
Other differences between tax and financial statement values	7.6	3.7
	234.3	195.7
Valuation allowance for deferred tax assets	(6.5)	(5.1)
Total deferred tax assets	227.8	190.6

Deferred tax liabilities:
Depreciation and amortization	(111.1)	(126.4)
Prepaid pension costs	(15.1)	(3.2)
AJCA and other foreign dividends	—	(35.0)
Other differences between tax and financial statement values	(5.7)	(8.8)
Total deferred tax liabilities	(131.9)	(173.4)
Total net deferred tax assets	$95.9	$17.2

As of June 30, 2006 and 2005, the Company had current net deferred tax assets of $139.1 million and $85.3 million, respectively, which are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.  In addition, the Company had noncurrent net deferred tax liabilities of $43.2 million and $68.1 million as of June 30, 2006 and June 30, 2005, respectively, which are included in other noncurrent liabilities in the accompanying consolidated balance sheets.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 13, 2006, the Company announced a settlement with the Internal Revenue Service (“IRS”) regarding its examination of the Company’s consolidated Federal income tax returns for the fiscal years ended June 30, 1998 through June 30, 2001.  The settlement resolves previously disclosed issues raised during the IRS’s examination, including transfer pricing and foreign tax credit computations.  The settlement of these issues resulted in a tax charge of approximately $46 million in the fourth quarter of fiscal 2006 and represents the aggregate earnings impact of the settlement through fiscal 2006.  In addition, during the fourth quarter of fiscal 2006, the Company completed the repatriation of foreign earnings through intercompany dividends as required under the provisions of the American Jobs Creation Act of 2004 (the “AJCA”).  In connection with the repatriation, the Company finalized computations of the related aggregate tax impact, resulting in a favorable adjustment of approximately $11 million.  The tax settlement, coupled with the AJCA favorable tax adjustment, resulted in a net increase to the Company’s fiscal 2006 income tax provision of approximately $35 million.

During the fourth quarter of fiscal 2005, the Company formulated a plan to repatriate approximately $690 million of foreign earnings in fiscal 2006, which included $500 million of extraordinary intercompany dividends under the provisions of the AJCA.  This action resulted in an aggregate tax charge of approximately $35 million, which included an incremental tax charge of approximately $28 million in fiscal 2005.

Federal income and foreign withholding taxes have not been provided on approximately $336 million of undistributed earnings of international subsidiaries at June 30, 2006.  The Company intends to reinvest these earnings in its foreign operations indefinitely, except where it is able to repatriate these earnings to the United States without material incremental tax provision.  As of June 30, 2005 and 2004, the Company had not provided federal income and foreign withholding taxes on approximately $90 million and $561 million, respectively, of undistributed earnings of international subsidiaries.

As of June 30, 2006 and 2005, certain international subsidiaries had tax loss carryforwards for local tax purposes of approximately $23 million and $28 million, respectively.  With the exception of $4.9 million of losses with an indefinite carryforward period as of June 30, 2006, these losses expire at various dates through fiscal 2021.  Deferred tax assets in the amount of $7.2 million and $8.2 million as of June 30, 2006 and 2005, respectively, have been recorded to reflect the tax benefits of the losses not utilized to date.  A full valuation allowance has been provided for those deferred tax assets for which, in the opinion of management, it is more likely than not that the deferred tax assets will not be realized.

Earnings before income taxes and minority interest include amounts contributed by the Company’s international operations of approximately $603 million, $583 million and $525 million for fiscal 2006, 2005 and 2004, respectively.  Some of these earnings are taxed in the United States.

Earnings from the Company’s global operations are subject to tax in various jurisdictions both within and outside the United States.  The Company is routinely audited in these jurisdictions and these reviews can involve complex issues that may require an extended period of time for resolution.  The Company’s U.S. Federal income tax returns have been examined and settled through fiscal 2001.

The Company is currently under examination by the Internal Revenue Service for fiscal years 2002 through 2004.  In addition, the Company has ongoing audits in various state and local jurisdictions, as well as audits in various foreign jurisdictions.

The Company provides tax reserves for Federal, state, local and international exposures relating to periods subject to audit.  The development of reserves for these exposures requires judgments about tax issues, potential outcomes and timing, and is a subjective critical estimate.  Although the outcome related to these exposures is uncertain, in management’s opinion, adequate provisions for income taxes have been made for estimable potential liabilities emanating from these exposures.  In certain circumstances, the ultimate outcome of exposures and risks involve significant uncertainties which render them inestimable.  If actual outcomes differ materially from these estimates, including those that cannot be quantified, they could have a material impact on the Company’s results of operations.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has been notified of a disallowance of tax deductions claimed by its subsidiary in Spain for the fiscal years 1999 through 2002.  As a result, the subsidiary was reassessed corporate income tax of approximately $3 million for this period.  An appeal against this reassessment was filed with the Chief Tax Inspector.  On July 18, 2005 the final assessment made by the Chief Tax Inspector was received, confirming the reassessment made by the tax auditors.  During fiscal 2006, an appeal against this final assessment was filed with the Madrid Regional Economic Administrative Tribunal.  While no assurance can be given as to the outcome in respect of this assessment, either during the administrative appeals process or in the Spanish courts, management believes that the subsidiary should ultimately be successful in its defense against the assessment.  Accordingly, no tax reserve has been established for this potential exposure.

NOTE 7 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	June 30
	2006	2005
	(In millions)
Advertising and promotional accruals	$334.5	$297.5
Employee compensation	260.5	251.8
Special charges related to cost savings initiative	40.7	—
Other	312.8	325.5
	$948.5	$874.8

NOTE 8 – DEBT

The Company’s short-term and long-term debt and available financing consist of the following:

	Debt at		Available financing at June 30
	June 30		Committed		Uncommitted
(In millions)	2006	2005	2006	2005	2006	2005
6.00% Senior Notes, due January 15, 2012	$230.0	$246.3	$—	$—	$—	$—
5.75% Senior Notes, due October 15, 2033	197.4	197.4	—	—	—	—
Loan participation notes	38.0	—	—	—	112.0	—
Japan revolving credit facility	26.2	—	—	—	—	—
1.45% Japan term loan, due on March 28, 2006	—	27.2	—	—	—	—
2015 Preferred Stock	—	68.4	—	—	—	—
Commercial paper	—	148.0	—	—	750.0	602.0
Other long-term borrowings	4.4	7.4	—	—	—	—
Other short-term borrowings	25.5	20.0	—	—	129.3	152.3
Revolving credit facility	—	—	600.0	600.0	—	—
Shelf registration for debt securities	—	—	—	—	300.0	300.0
	521.5	714.7	$600.0	$600.0	$1,291.3	$1,054.3
Less short-term debt including current maturities	(89.7)	(263.6)
	$431.8	$451.1

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2006, the Company had outstanding $230.0 million of 6% Senior Notes due January 2012 (“6% Senior Notes”) consisting of $250.0 million principal, an unamortized debt discount of $0.6 million, and a $19.4 million adjustment to reflect the fair value of an outstanding interest rate swap.  The 6% Senior Notes, when issued in January 2002, were priced at 99.538% with a yield of 6.062%.  Interest payments are required to be made semi-annually on January 15 and July 15 of each year.  In May 2003, the Company entered into an interest rate swap agreement with a notional amount of $250.0 million to effectively convert the fixed rate interest on its outstanding 6% Senior Notes to variable interest rates based on six-month LIBOR.

As of June 30, 2006, the Company had outstanding $197.4 million of 5.75% Senior Notes due October 2033 (“5.75% Senior Notes”) consisting of $200.0 million principal and unamortized debt discount of $2.6 million.  Interest payments are required to be made semi-annually on April 15 and October 15 of each year.  In May 2003, in anticipation of the issuance of the 5.75% Senior Notes, the Company entered into a series of treasury lock agreements on a notional amount totaling $195.0 million at a weighted average all-in rate of 4.53%.  The treasury lock agreements were settled upon the issuance of the new debt and the Company received a payment of $15.0 million that will be amortized against interest expense over the life of the 5.75% Senior Notes.  As a result of the treasury lock agreements, the debt discount and debt issuance costs, the effective interest rate on the 5.75% Senior Notes will be 5.395% over the life of the debt.

In May 2006, the Company entered into a fixed rate promissory note agreement with a financial institution for the primary purpose of funding cash dividend repatriations from certain of its international affiliates to the United States as permitted by the AJCA.  Under the agreement, the Company may borrow up to $150.0 million in the form of loan participation notes which were issued by one of the Company’s subsidiaries in Europe.  The interest rate on borrowings under this agreement will be an all-in fixed rate determined by the lender and agreed to by the Company at the date of each borrowing.  At June 30, 2006, $38.0 million was outstanding under this agreement and the notes are being refinanced on a periodic basis as they mature at the then prevailing market interest rates.  Debt issuance costs incurred related to this agreement were de minimis.

In March 2006, the Company entered into a 3.0 billion yen revolving credit facility that expires on March 24, 2009.  The interest rate on borrowings under the credit facility is based on TIBOR (Tokyo Interbank Offered Rate) and a 10 basis point facility fee is incurred on the undrawn balance.  The Company borrowed 3.0 billion yen under the new facility on March 28, 2006 to repay the previously outstanding 1.45% Japan term loan that was to mature on that date.  The outstanding balance at June 30, 2006 ($26.2 million at the exchange rate at June 30, 2006) is classified as short-term debt on the Company’s consolidated balance sheet.

In October 2005, the Company redeemed the remaining $68.4 million of the 2015 Preferred Stock.

The Company has a $750.0 million commercial paper program under which it may issue commercial paper in the United States.  The Company’s commercial paper is currently rated A-1 by Standard & Poor’s and P-1 by Moody’s.  The Company’s long-term credit ratings are A+ with a stable outlook by Standard & Poor’s and A1 with a stable outlook by Moody’s.  At June 30, 2006, the Company had no commercial paper outstanding.  The Company also has an effective shelf registration statement covering the potential issuance of up to an additional $300.0 million in debt securities at June 30, 2006 and 2005.

The Company has an unused $600.0 million senior revolving credit facility that expires on May 27, 2010.  The facility may be used for general corporate purposes, including financing working capital, and also as credit support for the Company’s commercial paper program.  Up to the equivalent of $250.0 million of the facility is available for multi-currency loans.  The interest rate on borrowings under the credit facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or the Federal funds rate plus ½%.  The credit facility has an annual fee of $0.4 million, payable quarterly, based on the Company’s current credit ratings.  The Company incurred debt issuance costs of $0.3 million in fiscal 2005 which are being amortized over the term of the facility.  The credit facility contains various covenants, including one financial covenant which requires the average of the debt of the Company to total capital ratio at the last day of each fiscal quarter to be less than 0.65:1.  At June 30, 2006, the Company was in compliance with all financial covenants in the credit facility.

The Company maintains uncommitted credit facilities in various regions throughout the world.  Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings.  During fiscal 2006 and 2005, the monthly average amount outstanding was approximately $22.8 million and $10.7 million, respectively, and the annualized monthly weighted average interest rate incurred was approximately 5.56% and 4.95%, respectively.

Refer to Note 14 - Commitments and Contingencies for the Company’s projected debt service payments over the next five fiscal years.

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

All derivatives are recognized at their fair value and are included in prepaid expenses and other current assets or other accrued liabilities in the accompanying balance sheets.  The associated gains and losses on these derivatives are recorded in cost of goods sold and selling, general and administrative expenses in the accompanying statements of earnings.  On the date the derivative contract is entered into, the Company designates the derivative as (i) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair-value” hedge), (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash-flow” hedge), (iii) a foreign-currency fair-value or cash-flow hedge (“foreign-currency” hedge), (iv) a hedge of a net investment in a foreign operation, or (v) other.  Changes in the fair value of a derivative that is highly effective as (and that is designated and qualifies as) a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current-period earnings.  Changes in the fair value of a derivative that is highly effective as (and that is designated and qualifies as) a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings).  Changes in the fair value of derivatives that are highly effective as (and that are designated and qualify as) foreign-currency hedges are recorded in either current-period earnings or other comprehensive income, depending on whether the hedge transaction is a fair-value hedge (e.g., a hedge of a firm commitment that is to be settled in a foreign currency) or a cash-flow hedge (e.g., a foreign-currency-denominated forecasted transaction).  If, however, a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in accumulated other comprehensive income within equity.  Furthermore, changes in the fair value of other derivative instruments are reported in current-period earnings.

For each derivative contract entered into where the Company looks to obtain special hedge accounting treatment, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking the hedge transaction, the nature of the risk being hedged, how the hedging instruments' effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness.  This process includes linking all derivatives that are designated as fair-value, cash-flow, or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.  The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.  If it is determined that a derivative is not highly effective, or that it has ceased to be a highly effective hedge, the Company will be required to discontinue hedge accounting with respect to that derivative prospectively.

Foreign Exchange Risk Management

The Company enters into forward exchange contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that the Company receives from foreign subsidiaries.  Almost all foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions rated as strong investment grade by a major rating agency.  The Company also enters into foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The forward exchange contracts and foreign currency options entered into to hedge anticipated transactions have been designated as cash-flow hedges.  Hedge effectiveness of forward exchange contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology.  The ineffective portion of both forward exchange and foreign currency option contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses accumulated in other comprehensive income are reclassified to current-period earnings.  As of June 30, 2006, these cash-flow hedges were highly effective, in all material respects.

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

At June 30, 2006, the Company had foreign currency contracts in the form of forward exchange contracts and option contracts in the amount of $782.6 million and $130.2 million, respectively.  The foreign currencies included in forward exchange contracts (notional value stated in U.S. dollars) are principally the Euro ($238.5 million), Swiss franc ($98.5 million), British pound ($92.4 million), Canadian dollar ($71.7 million), Japanese yen ($50.6 million), Australian dollar ($50.5 million) and South Korean won ($33.1 million).  The foreign currencies included in the option contracts (notional value stated in U.S. dollars) are principally the Japanese yen ($32.0 million), Euro ($27.7 million), Canadian dollar ($22.8 million), Swiss franc ($14.8 million) and South Korean won ($13.4 million).  At June 30, 2005, the Company had foreign currency contracts in the form of forward exchange contracts and option contracts in the amount of $667.5 million and $120.9 million, respectively.  The foreign currencies included in forward exchange contracts (notional value stated in U.S. dollars) are principally the Swiss franc ($128.6 million), British pound ($127.6 million), Euro ($123.3 million), Canadian dollar ($78.1 million), Australian dollar ($43.3 million), Japanese yen ($31.6 million) and South Korean won ($27.6 million).  The foreign currencies included in the option contracts (notional value stated in U.S. dollars) are principally the Japanese yen ($33.6 million), South Korean won ($26.3 million), Euro ($21.5 million) and Swiss franc ($20.3 million).

Interest Rate Risk Management

The Company enters into interest rate derivative contracts to manage the exposure to fluctuations of interest rates on its funded and unfunded indebtedness for periods consistent with the identified exposures.  All interest rate derivative contracts are with large financial institutions rated as strong investment grade by a major rating agency.

In May 2003, the Company entered into an interest rate swap agreement with a notional amount of $250.0 million to effectively convert fixed interest on the existing 6% Senior Notes to a variable interest rate based on six-month LIBOR.  The interest rate swap was designated as a fair-value hedge.  As of June 30, 2006, the fair-value hedge was highly effective, in all material respects.

Information regarding the interest rate swap is presented in the following table:

	Year Ended or at June 30, 2006			Year Ended or at June 30, 2005
		Weighted Average			Weighted Average
($ in millions)	Notional Amount	Pay Rate	Receive Rate	Notional Amount	Pay Rate	Receive Rate
Interest rate swap	$250.0	6.22%	6.00%	$250.0	4.31%	6.00%

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

Foreign exchange and interest rate contracts:

The fair value of forwards, swaps and options is the estimated amount the Company would receive or pay to terminate the agreements.

The estimated fair values of the Company’s financial instruments are as follows:

	June 30
	2006		2005
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$368.6	$368.6	$553.3	$553.3
Short-term and long-term debt	521.5	533.2	714.7	763.4

Derivatives
Forward exchange contracts	2.0	2.0	2.6	2.6
Foreign currency option contracts	1.2	1.2	5.3	5.3
Interest rate swap contract	(19.4)	(19.4)	(2.9)	(2.9)

NOTE 10 – PENSION, DEFERRED COMPENSATION AND POST-RETIREMENT BENEFIT PLANS

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Post-retirement Benefits

The Company maintains a domestic post-retirement benefit plan which provides certain medical and dental benefits to eligible employees.  Employees hired after January 1, 2002 are not eligible for retiree medical benefits when they retire.  Certain retired employees who are receiving monthly pension benefits are eligible for participation in the plan.  Contributions required and benefits received by retirees and eligible family members are dependent on the age of the retiree.  It is the Company’s practice to fund these benefits as incurred.

Certain of the Company’s international subsidiaries and affiliates have post-retirement plans, although most participants are covered by government-sponsored or administered programs.

The measurement date as of which assets and liabilities are measured is June 30, 2006.  The significant components of the above mentioned plans as of and for the year ended June 30 are summarized as follows:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2006	2005	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$423.2	$374.4	$255.5	$207.4	$92.6	$64.0
Service cost	21.5	19.3	16.2	11.3	5.1	3.5
Interest cost	21.2	21.2	10.8	9.8	5.6	4.2
Plan participant contributions	—	—	1.3	1.3	0.4	0.2
Actuarial loss (gain)	(28.2)	32.0	(7.1)	35.9	(10.5)	22.9
Foreign currency exchange rate impact	—	—	6.9	—	(0.1)	—
Benefits, expenses, taxes and premiums paid	(20.2)	(23.7)	(16.5)	(13.1)	(3.2)	(2.2)
Plan amendments	—	—	—	0.9	—	—
Special termination benefits	—	—	0.3	2.0	—	—
Acquisitions, divestitures, adjustments	—	—	18.2	—	11.9	—
Settlements and curtailments	—	—	(1.3)	—	—	—
Benefit obligation at end of year	$417.5	$423.2	$284.3	$255.5	$101.8	$92.6

Change in plan assets:
Fair value of plan assets at beginning of year	$353.3	$341.4	$187.2	$154.6	$—	$—
Actual return on plan assets	35.5	28.6	28.9	14.6	—	—
Foreign currency exchange rate impact	—	—	4.7	0.6	—	—
Employer contributions	7.4	7.0	25.7	29.2	2.8	2.0
Plan participant contributions	—	—	1.3	1.3	0.4	0.2
Settlements and curtailments	—	—	—	—	—	—
Acquisitions, divestitures, adjustments	—	—	10.8	—	—	—
Benefits, expenses, taxes and premiums paid from plan assets	(20.2)	(23.7)	(16.5)	(13.1)	(3.2)	(2.2)
Fair value of plan assets at end of year	$376.0	$353.3	$242.1	$187.2	$—	$—

Funded status	$(41.5)	$(69.9)	$(42.2)	$(68.3)	$(101.8)	$(92.6)
Unrecognized net actuarial loss	70.8	115.7	61.2	91.8	14.3	26.1
Unrecognized prior service cost	5.8	6.6	1.8	2.2	(0.1)	(0.1)
Unrecognized net transition obligation	—	—	—	0.1	—	—
Prepaid (accrued) benefit cost	$35.1	$52.4	$20.8	$25.8	$(87.6)	$(66.6)

Amounts recognized in the Balance Sheet consist of:
Prepaid benefit cost	$88.3	$105.8	$78.0	$34.9	$—	$—
Accrued benefit liability	(61.9)	(53.9)	(58.6)	(60.5)	(87.6)	(66.6)
Intangible asset	0.5	0.5	0.3	0.7	—	—
Minimum pension liability	8.2	—	1.1	50.7	—	—
Net amount recognized	$35.1	$52.4	$20.8	$25.8	$(87.6)	$(66.6)

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Plans						Other than Pension Plans
	U.S.			International			Post-retirement
($ in millions)	2006	2005	2004	2006	2005	2004	2006	2005	2004
Components of net periodic benefit cost:
Service cost, net	$21.5	$19.3	$16.9	$16.2	$11.3	$10.4	$5.1	$3.5	$3.2
Interest cost	21.2	21.2	20.0	10.8	9.8	8.3	5.6	4.2	3.8
Expected return on assets	(24.9)	(24.1)	(20.6)	(12.1)	(11.2)	(9.9)	—	—	—
Amortization of:
Transition (asset) obligation	—	—	—	0.1	—	0.3	—	—	—
Prior service cost	0.8	0.5	0.5	0.2	1.2	0.3	—	—	—
Actuarial loss (gain)	6.1	4.6	6.2	8.3	4.0	3.3	1.3	0.2	0.3
Special termination benefits	—	—	—	0.3	2.0	1.5	—	—	—
Settlements and curtailments	—	—	—	(0.7)	—	0.7	—	—	—
Net periodic benefit cost	$24.7	$21.5	$23.0	$23.1	$17.1	$14.9	$12.0	$7.9	$7.3

Weighted-average assumptions used to determine benefit obligations at June 30:
Pre-retirement discount rate	6.25%	5.25%	6.00%	2.25 - 5.75%	1.75 - 5.25%	2.25 - 6.00%	5.75 - 6.25%	5.25%	6.00%

Post-retirement discount rate	5.25%	4.75%	5.00%	2.25 - 5.75%	1.75 - 5.25%	2.25 - 6.00%	5.75 - 6.25%	5.25%	6.00%

Rate of compensation increase	3.00 - 9.50%	3.00 - 9.50%	3.00 - 9.50%	1.75 - 5.00%	1.75 - 4.50%	1.75 - 4.00%	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for the year ending June 30:
Pre-retirement discount rate	5.25%	6.00%	5.75%	1.75 - 5.50%	2.25 - 6.00%	2.25 - 6.00%	5.25%	6.00%	5.75%

Post-retirement discount rate	4.75%	5.00%	4.75%	1.75 - 5.50%	2.25 - 6.00%	2.25 - 6.00%	5.25%	6.00%	5.75%

Expected return on assets	7.75%	7.75%	8.00%	2.75 - 7.50%	3.25 - 7.50%	3.25 - 7.50%	N/A	N/A	N/A

Rate of compensation increase	3.00 - 9.50%	3.00 - 9.50%	3.00 - 9.50%	1.75 - 5.00%	1.75 - 4.00%	1.75 - 3.75%	N/A	N/A	N/A

In determining the long-term rate of return for a plan, the Company considers the historical rates of return, the nature of the plan’s investments and an expectation for the plan’s investment strategies.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  The assumed weighted-average health care cost trend rate for the coming year is 10.92% while the ultimate trend rate of 4.50% is expected to be reached in fiscal 2015.  A one-percentage-point change in assumed health care cost trend rates for fiscal 2006 would have had the following effects:

(In millions)	One-Percentage-Point Increase	One-Percentage-Point Decrease

Effect on total service and interest costs	$1.7	$(1.5)
Effect on post-retirement benefit obligations	$12.3	$(10.7)

The projected benefit obligation, accumulated benefit obligation, fair value of plan assets and the other comprehensive (income) loss due to change in minimum liability recognition for the Company’s pension plans at June 30 are as follows:

	Pension Plans
	Retirement Growth Account		Restoration		International
(In millions)	2006	2005	2006	2005	2006	2005

Projected benefit obligation	$336.4	$347.9	$81.1	$75.3	$284.3	$255.5
Accumulated benefit obligation	284.7	291.9	61.9	53.9	245.7	224.1
Fair value of plan assets	376.0	353.3	—	—	242.1	187.2

Other comprehensive (income) loss due to change in minimum liability recognition:
Increase (decrease) in additional minimum liability	$—	$—	$8.2	$(0.7)	$(50.0)	$16.4
(Increase) decrease in intangible asset	—	—	—	0.1	0.4	(0.3)
Other comprehensive (income) loss	$—	$—	$8.2	$(0.6)	$(49.6)	$16.1

International pension plans with accumulated benefit obligations in excess of the plans’ assets had aggregate projected benefit obligations of $86.8 million and $176.0 million, aggregate accumulated benefit obligations of $73.2 million and $156.8 million and aggregate fair value of plan assets of $31.7 million and $103.5 million at June 30, 2006 and 2005, respectively.

	Pension Plans		Other Than Pension Plans
($ in millions)	U.S.	International	Post-retirement
Expected Cash Flows:
Expected employer contributions for year ending June 30, 2007	$—	$18.8	N/A
Expected benefit payments for year ending June 30,
2007	36.8	12.2	$2.8
2008	23.7	14.2	3.1
2009	24.5	14.8	3.5
2010	26.9	13.4	3.9
2011	30.3	17.8	4.6
Years 2012 - 2016	179.2	87.2	31.8

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Plans		Other Than Pension Plans
($ in millions)	U.S.	International	Post-retirement
Plan Assets:
Actual asset allocation at June 30, 2006
Equity	62%	58%	N/A
Fixed income	27%	23%	N/A
Other	11%	19%	N/A
	100%	100%	N/A

Target asset allocation
Equity	57%	58%	N/A
Fixed income	26%	27%	N/A
Other	17%	15%	N/A
	100%	100%	N/A

The target asset allocation policy was set to maximize returns with consideration to the long-term nature of the obligations and maintaining a lower level of overall volatility through the allocation to fixed income.  During the year, the asset allocation is reviewed for adherence to the target policy and is rebalanced periodically towards the target weights.

401(k) Savings Plan (U.S.)

The Company’s 401(k) Savings Plan (“Savings Plan”) is a contributory defined contribution plan covering substantially all regular U.S. employees who have completed the hours and service requirements, as defined by the plan document.  Regular full-time employees are eligible to participate in the Savings Plan on the first day of the second month following their date of hire.  The Savings Plan is subject to the applicable provisions of ERISA.  The Company matches a portion of the participant’s contributions after one year of service under a predetermined formula based on the participant’s contribution level and years of service.  The Company’s contributions were approximately $10.6 million, $9.8 million and $9.1 million for the fiscal years ended June 30, 2006, 2005 and 2004, respectively.  Shares of the Company’s Class A Common Stock are not an investment option in the Savings Plan and the Company does not use such shares to match participants’ contributions.

Deferred Compensation

The Company accrues for deferred compensation and interest thereon, and for the increase in the value of share units pursuant to agreements with certain key executives and outside directors.  The amounts included in the accompanying consolidated balance sheets under these plans were $71.0 million as of June 30, 2006 and 2005.  The expense for fiscal 2006, 2005 and 2004 was $11.6 million, $10.2 million and $16.6 million, respectively.  During fiscal 2005, the Company made deferred compensation payments to a former executive of $71.2 million.

NOTE 11 – POST-EMPLOYMENT BENEFITS OTHER THAN TO RETIREES

The Company provides certain post-employment benefits to eligible former or inactive employees and their dependents during the period subsequent to employment but prior to retirement.  These benefits include health care coverage and severance benefits.  The cost of providing these benefits is accrued and any incremental benefits were not material to the Company’s consolidated financial results.

NOTE 12 – COMMON STOCK

As of June 30, 2006, the Company’s authorized common stock consists of 650 million shares of Class A Common Stock, par value $.01 per share, and 240 million shares of Class B Common Stock, par value $.01 per share.  Class B Common Stock is convertible into Class A Common Stock, in whole or in part, at any time and from time to time at the option of the holder, on the basis of one share of Class A Common Stock for each share of Class B Common Stock converted.  Holders of the Company’s Class A Common Stock are entitled to one vote per share and holders of the Company’s Class B Common Stock are entitled to ten votes per share.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information about the Company’s common stock outstanding is as follows:

	Class A	Class B
	(Shares in thousands)

Balance at June 30, 2003	119,993.7	107,462.5
Acquisition of treasury stock	(2,832.6)	—
Conversion of Class B to Class A	14,449.6	(14,449.6)
Share grants	2.0	—
Stock option programs	2,901.4	—
Balance at June 30, 2004	134,514.1	93,012.9
Acquisition of treasury stock	(10,720.0)	—
Issuance of treasury stock	1.5	—
Conversion of Class B to Class A	5,372.0	(5,372.0)
Share grants	1.2	—
Stock option programs	3,494.6	—
Balance at June 30, 2005	132,663.4	87,640.9
Acquisition of treasury stock	(11,216.3)	—
Issuance of treasury stock	8.0	—
Conversion of Class B to Class A	2,335.0	(2,335.0)
Share grants	4.0	—
Stock option programs	2,661.0	—
Balance at June 30, 2006	126,455.1	85,305.9

On September 18, 1998, the Company’s Board of Directors authorized a share repurchase program to repurchase a total of up to 8.0 million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  The Board of Directors authorized the repurchase of up to 10.0 million additional shares of Class A Common Stock in both October 2002 and May 2004, and an additional 20.0 million in May 2005, increasing the total authorization under the share repurchase program to 48.0 million shares.  As of June 30, 2006, approximately 38.6 million shares have been purchased under this program.

In May 2005, the Company purchased 1,872,000 shares of Class A Common Stock from a related party for $73.5 million. The repurchase was part of the program described in the previous paragraph.

NOTE 13 – STOCK PROGRAMS

As of June 30, 2006, the Company has three active equity compensation plans which include the Amended and Restated Fiscal 2002 Share Incentive Plan, the Fiscal 1999 Share Incentive Plan and the Non-Employee Director Share Incentive Plan (collectively, the “Plans”).  These Plans currently provide for the issuance of 32,894,400 shares, which consist of shares originally provided for and shares transferred to the Plans from a previous plan and employment agreement, to be granted in the form of stock-based awards to key employees, consultants and non-employee directors of the Company.  As of June 30, 2006, approximately 10,726,700 shares of Class A Common Stock were reserved and available to be granted pursuant to these Plans.  The Company may satisfy the obligation of its stock based compensation awards with either new or treasury shares.  The Company’s stock compensation awards outstanding at June 30, 2006 include stock options, Performance Share Units (“PSU”), Restricted Stock Units (“RSU”) and share units.

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of, stock options, PSUs, RSUs and share units.  Compensation expense attributable to net stock-based compensation for fiscal 2006 was $35.7 million ($23.4 million after tax, or $.11 for both basic and diluted net earnings per common share).  As of June 30, 2006, the total unrecognized compensation cost related to nonvested stock-based awards was $26.3 million and the related weighted-average period over which it is expected to be recognized is approximately 2.2 years.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to the Company’s adoption of SFAS No. 123(R), SFAS No. 123 required that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company’s stock-based awards had been determined in accordance with the fair value method prescribed therein.  The Company had previously adopted the disclosure portion of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” requiring quarterly SFAS No. 123 pro forma disclosure.  The pro forma charge for compensation cost related to stock-based awards granted was recognized over the service period.  For stock options, the service period represents the period of time between the date of grant and the date each option becomes exercisable without consideration of acceleration provisions (e.g., retirement, change of control, etc.).

The following table illustrates the effect on net earnings per common share as if the fair value method had been applied to all outstanding awards for fiscal 2005 and 2004:

	Year Ended June 30
	2005	2004 (i)
	(In millions, except per share data)

Net earnings, as reported	$406.1	$342.1
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	21.8	31.4
Pro forma net earnings	$384.3	$310.7

Earnings per common share:
Net earnings per common share – Basic, as reported	$1.80	$1.50
Net earnings per common share – Basic, pro forma	$1.71	$1.36

Net earnings per common share – Diluted, as reported	$1.78	$1.48
Net earnings per common share – Diluted, pro forma	$1.67	$1.34

(i) Fiscal 2004 pro forma compensation cost includes the acceleration of exercisability of options held by an executive who retired on June 30, 2004 based on the original terms of the option grants.

Stock Options

A summary of the Company’s stock option programs as of June 30, 2006 and changes during the fiscal year then ended is presented below:

(Shares in thousands)	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (1) (in millions)	Weighted- Average Contractual Life Remaining in Years

Outstanding at June 30, 2005	27,344.7	$38.42
Granted at fair value	1,880.6	35.54
Exercised	(2,669.0)	25.21
Expired	(203.3)	42.38
Forfeited	(137.3)	37.97
Outstanding at June 30, 2006	26,215.7	39.53	$85.1	4.8

Exercisable at June 30, 2006	22,095.5	39.75	$76.2	4.2

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The per-share weighted-average grant date fair value of stock options granted during fiscal 2006, 2005 and 2004 was $11.87, $16.45 and $13.07 respectively.  The total intrinsic value of stock options exercised during fiscal 2006, 2005 and 2004 was $38.0 million, $73.2 million and $153.8 million, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended June 30
	2006	2005	2004
Weighted-average expected stock-price volatility	23%	32%	31%
Weighted-average expected option life	8 years	7 years	7 years
Average risk-free interest rate	4.3%	3.9%	3.7%
Average dividend yield	.9%	.7%	.6%

In addition to awards made by the Company, stock options were assumed as part of the October 1997 acquisition of the companies that sold jane brand products.  There were 4,100 options to acquire shares of the Company’s Class A Common Stock outstanding and exercisable as of June 30, 2006 that will expire in October 2007.

Performance Share Units

During fiscal 2006, the Company issued 111,100 PSUs, which will be settled in stock subject to the achievement of the Company’s net sales and net earnings per share goals for the three years ending June 30, 2008.  Settlement will be made pursuant to a range of opportunities relative to the net sales and earnings per share targets of the Company.  No settlement will occur for results below the applicable minimum threshold and additional shares shall be issued if performance exceeds the targeted performance goals.  PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSU.  These awards are subject to the provisions of the agreement under which the PSUs are granted.  The PSUs were valued at $35.00 per share representing the closing market value of the Company’s Class A Common Stock on the date of grant and generally vest at the end of the performance period.  The compensation cost of the PSUs is subject to adjustment based upon the attainability of the target goals.

The following is a summary of the status of the Company’s PSUs as of June 30, 2006 and activity during the fiscal year then ended:

		Weighted- Average
		Grant Date
(Shares in thousands)	Shares	Fair Value
Nonvested at June 30, 2005	—	$—
Granted	111.1	35.00
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2006	111.1	$35.00

Restricted Stock Units

The Company issued 111,100 RSUs during fiscal 2006.  RSUs vest in one-third increments on or about October 31, 2006, 2007 and 2008, subject to the continued employment of the grantee.  RSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the RSU.  These awards are subject to the provisions of the agreement under which the RSUs are granted.  The RSUs were valued at $35.00 per share representing the closing market value of the Company’s Class A Common Stock on the date of grant.

The following is a summary of the status of the Company’s RSUs as of June 30, 2006 and activity during the fiscal year then ended:

		Weighted- Average
		Grant Date
(Shares in thousands)	Shares	Fair Value
Nonvested at June 30, 2005	—	$—
Granted	111.1	35.00
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2006	111.1	$35.00

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share Units

Certain non-employee directors defer cash compensation in the form of share units which are granted under the Non-Employee Director Share Incentive Plan and will be converted into shares of Class A Common Stock as provided for in that plan.  Share units are accompanied by dividend equivalent rights that are converted to additional share units when such dividends are declared.  The following is a summary of the status of the Company’s share units as of June 30, 2006 and activity during the fiscal year then ended:

(Shares in thousands)	Shares	Weighted- Average Grant Date Fair Value
Outstanding at June 30, 2005	7.7	$39.13
Granted	5.2	33.45
Dividend equivalents	0.2	33.40
Converted	—	—
Outstanding at June 30, 2006	13.1	$36.79

Cash Units

Certain non-employee directors defer cash compensation in the form of cash payout share units, which are not subject to the Plans.  These share units are classified as liabilities and, as such, their fair value is adjusted to reflect the current market value of the Company’s Class A Common Stock.  The Company recorded $0.5 million, $0.1 million and $0.7 million as compensation expense to reflect additional deferrals and the change in the market value for fiscal 2006, 2005 and 2004, respectively.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The following table summarizes scheduled maturities of the Company’s contractual obligations for which cash flows are fixed and determinable as of June 30, 2006:

		Payments Due in Fiscal
	Total	2007	2008	2009	2010	2011	Thereafter
	(In millions)

Debt service (1)	$982.9	$120.6	$34.1	$31.6	$30.6	$30.6	$735.4
Operating lease commitments (2)	1,224.3	157.7	145.8	134.2	118.9	102.2	565.5
Unconditional purchase obligations (3)	1,365.6	872.8	200.8	64.3	84.0	41.3	102.4
Cost savings initiative obligations (4)	70.5	41.2	18.6	5.5	2.6	2.6	—
Total contractual obligations	$3,643.3	$1,192.3	$399.3	$235.6	$236.1	$176.7	$1,403.3

(1)             Includes long-term and short-term debt and the related projected interest costs, and to a lesser extent, capital lease commitments.  Refer to Note 8 - Debt.

(2)             Total rental expense included in the accompanying consolidated statements of earnings was $182.9 million in fiscal 2006, $179.5 million in fiscal 2005 and $166.1 million in fiscal 2004.

(3)             Unconditional purchase obligations primarily include inventory commitments, estimated future earn-out payments, estimated royalty payments pursuant to license agreements, advertising commitments, capital improvement commitments, planned funding of pension and other post-retirement benefit obligations and commitments pursuant to executive compensation arrangements.  Future earn-out payments and future royalty and advertising commitments were estimated based on planned future sales for the term that was in effect at June 30, 2006, without consideration for potential renewal periods.

(4)             Refer to Note 5 – Cost Savings Initiative.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal Proceedings

The Company is involved, from time to time, in litigation and other legal proceedings incidental to its business.  Management believes that the outcome of current litigation and legal proceedings will not have a material adverse effect upon the Company’s results of operations or financial condition.  However, management’s assessment of the Company’s current litigation and other legal proceedings could change in light of the discovery of facts with respect to legal actions or other proceedings pending against the Company not presently known to the Company or determinations by judges, juries or other finders of fact which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or proceedings.

On March 30, 2005, the United States District Court for the Northern District of California entered into a Final Judgment approving the settlement agreement the Company entered into in July 2003 with the plaintiffs, the other Manufacturer Defendants (as defined below) and the Department Store Defendants (as defined below) in a consolidated class action lawsuit that had been pending in the Superior Court of the State of California in Marin County since 1998.  On April 29, 2005, notices of appeal were filed by representatives of two members of the purported class of consumers.  One of those appeals has since been withdrawn.  If the appeal is resolved satisfactorily, the Final Judgment will result in the plaintiffs’ claims being dismissed, with prejudice, in their entirety in both the Federal and California actions.  There has been no finding or admission of any wrongdoing by the Company in this lawsuit.  The Company entered into the settlement agreement solely to avoid protracted and costly litigation.  In connection with the settlement agreement, the defendants, including the Company, will provide consumers with certain free products and pay the plaintiffs’ attorneys’ fees.  To meet its obligations under the settlement, the Company took a special pre-tax charge of $22.0 million, or $13.5 million after-tax, equal to $.06 per diluted common share in the fourth quarter of fiscal 2003.  At June 30, 2006, the remaining accrual balance was $16.3 million.  The charge did not have a material adverse effect on the Company’s consolidated financial condition.  In the Federal action, the plaintiffs, purporting to represent a class of all U.S. residents who purchased prestige cosmetics products at retail for personal use from eight department stores groups that sold such products in the United States (the “Department Store Defendants”), alleged that the Department Store Defendants, the Company and eight other manufacturers of cosmetics (the “Manufacturer Defendants”) conspired to fix and maintain retail prices and to limit the supply of prestige cosmetics products sold by the Department Store Defendants in violation of state and Federal laws. The plaintiffs sought, among other things, treble damages, equitable relief, attorneys’ fees, interest and costs.

In 1998, the Office of the Attorney General of the State of New York (the “State”) notified the Company and ten other entities that they had been identified as potentially responsible parties (“PRPs”) with respect to the Blydenburgh landfill in Islip, New York.  Each PRP may be jointly and severally liable for the costs of investigation and cleanup, which the State estimated in 2006 to be approximately $19.7 million for all PRPs.  In 2001, the State sued other PRPs (including Hickey’s Carting, Inc., Dennis C. Hickey and Maria Hickey, collectively the “Hickey Parties”), in the U.S. District Court for the Eastern District of New York to recover such costs in connection with the site, and in September 2002, the Hickey Parties brought contribution actions against the Company and other Blydenburgh PRPs.  These contribution actions seek to recover, among other things, any damages for which the Hickey Parties are found liable in the State’s lawsuit against them, and related costs and expenses, including attorneys’ fees.  In June 2004, the State added the Company and other PRPs as defendants in its pending case against the Hickey Parties.  In April 2006, the Company and other defendants added numerous other parties to the case as third-party defendants.  The Company and certain other PRPs have engaged in settlement discussions which to date have been unsuccessful.  Settlement negotiations with the new third-party defendants, the State, the Company and other defendants began in July 2006.  The Company has accrued an amount which it believes would be necessary to resolve its share of this matter.  If settlement discussions are not successful, the Company intends to vigorously defend the pending claims.  While no assurance can be given as to the ultimate outcome, management believes that the resolution of the Blydenburgh matters will not have a material adverse effect on the Company’s consolidated financial condition.

On June 13, 2006, the Superior Court of California for the County of San Diego dismissed, without leave to amend, all of the plaintiff’s final remaining claims against the Company in a matter originally brought in December 2004 by the plaintiff purporting to represent a nationwide class of individuals “who have purchased skin care products from defendants that have been falsely advertised to have an ‘anti-aging’ or youth inducing benefit or effect.”  The plaintiff sought injunctive relief, restitution, and general, special and punitive damages for alleged violations of the California Unfair Competition Law, the California False Advertising Law, and for negligent and intentional misrepresentation.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2006 and October 2005, the Company received favorable decisions from the Portuguese Tax Administration on the oppositions its subsidiary filed in July 2005 to the notices of assessment it received in May 2005 and on the opposition its subsidiary filed in March 2005 to the notice of assessment it received in December 2004, respectively.  Furthermore, the notification the Company received in June 2006, contained an order canceling the assessments received in May 2005, which were for the calendar years ended December 31, 2001 and 2002 in the amounts of 21.6 million Euro and 22.4 million Euro, respectively, and the assessment received in December 2004, which was for the calendar year ended December 31, 2000 in the amount of 26.0 million Euro.  Management believes that the decisions are not subject to appeal.  Since 1989, the Company’s subsidiary has been operating in the Madeira Free Trade Zone, located in Portugal, under license from the Madeira Development Corporation.

On March 30, 2006, a purported securities class action complaint captioned Thomas S. Shin, et al. v. The Estée Lauder Companies Inc., et al., was filed against the Company and certain of its officers and directors (collectively the “Defendants”) in the United States District Court for the Southern District of New York.  The complaint alleged that the Defendants made statements during the period April 28, 2005 to October 25, 2005 in press releases, the Company’s public filings and during conference calls with analysts that were materially false and misleading and that artificially inflated the price of the Company’s stock.  The complaint alleged claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  The complaint also asserted that during the class period, certain executive officers and the trust for the benefit of a director sold shares of the Company’s Class A Common Stock at artificially inflated prices.  Three additional purported securities class action complaints were subsequently filed in the United States District Court for the Southern District of New York containing similar allegations.  On July 10, 2006, the Court consolidated these actions under the caption In re: Estée Lauder Companies Securities Litigation, appointed lead plaintiff, and approved the selection of lead counsel.  A consolidated amended complaint is expected to be filed on or before September 8, 2006.  The Defendants believe that the claims asserted in the original complaints, which are likely to form the basis of the consolidated amended complaint, are without merit and they intend to defend the consolidated action vigorously.

On April 10, 2006, a shareholder derivative action complaint captioned Miriam Loveman v. Leonard A. Lauder, et al., was filed against certain of the Company’s officers and all of its directors as of that date (collectively the “Derivative Action Defendants”) in the United States District Court for the Southern District of New York.  The complaint alleges that the Derivative Action Defendants breached their fiduciary duties to the Company based on the same alleged course of conduct identified in the Shin complaint described above.  On May 4, 2006, the derivative action was reassigned to the judge assigned to the now consolidated securities action.  The Derivative Action Defendants similarly believe that this complaint is without merit and they intend to defend the action vigorously.

The Company previously disclosed that it had received and was cooperating with an informal request for information from the Staff of the Securities and Exchange Commission (the “Staff”) regarding matters raised in the Shin complaint described above.  In June 2006, the Company was advised by the Staff that it does not anticipate seeking further information regarding those matters.  The Company does not anticipate any further developments in the inquiry.

NOTE 15 – NET UNREALIZED INVESTMENT GAINS

Under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), available-for-sale securities are recorded at market value.  Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a component of stockholders’ equity until realized.  The Company’s investments subject to the provisions of SFAS No. 115 are treated as available-for-sale and, accordingly, the applicable investments have been adjusted to market value with a corresponding adjustment, net of tax, to net unrealized investment gains in accumulated other comprehensive income.  Included in accumulated other comprehensive income was an unrealized investment gain (net of deferred taxes) of $0.5 million and $0.4 million at June 30, 2006 and 2005, respectively.

NOTE 16 – STATEMENT OF CASH FLOWS

As of June 30, 2006, the Company has separately disclosed the operating and investing portion of cash flows attributable to its discontinued operations, which in prior years were reported on a combined basis as a single amount.  The Company has conformed its statements of cash flows for fiscal 2005 and 2004 to reflect the cash flows used for discontinued operations from a single line below the financing activities category into the appropriate operating activity and investing activity categories.  $1.1 million and $2.5 million were reclassified for the fiscal years ended June 30, 2005 and 2004, respectively.  Certain other prior period cash flows have been revised to conform to the current period presentation.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow information of significant non-cash investing and financing transactions for fiscal 2006, 2005 and 2004 is as follows:

	2006	2005	2004
	(In millions)
Incremental tax benefit from the exercise of stock options	$6.4	$19.7	$19.3
Change in liability associated with acquisition of business	$(36.1)	$38.2	$—
Capital lease obligations incurred	$1.5	$10.9	$—
Accrued dividend equivalents	$0.1	$—	$—
Interest rate swap derivative mark to market	$(16.5)	$9.6	$(20.6)

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

	Year Ended June 30
	2006	2005	2004
	(In millions)
PRODUCT CATEGORY DATA
Net Sales:
Skin Care	$2,400.8	$2,352.1	$2,140.1
Makeup	2,504.2	2,366.8	2,099.4
Fragrance	1,213.3	1,260.6	1,221.1
Hair Care	318.7	273.9	249.4
Other	26.8	26.6	31.5
	$6,463.8	$6,280.0	$5,741.5

Depreciation and Amortization:
Skin Care	$71.1	$70.6	$68.2
Makeup	81.3	78.1	75.1
Fragrance	35.4	38.5	39.3
Hair Care	9.8	7.8	6.3
Other	0.8	0.8	1.0
	$198.4	$195.8	$189.9

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended June 30
	2006	2005	2004
	(In millions)
PRODUCT CATEGORY DATA
Operating Income:
Skin Care	$346.4	$365.8	$336.3
Makeup	329.4	301.1	262.6
Fragrance	7.7	35.8	24.8
Hair Care	26.5	22.8	23.6
Other	1.7	1.3	1.6
Special charges related to cost savings initiative	(92.1)	—	—
	619.6	726.8	648.9

Reconciliation:
Interest expense, net	(23.8)	(13.9)	(27.1)
Earnings before income taxes, minority interest and discontinued operations	$595.8	$712.9	$621.8

GEOGRAPHIC DATA
Net Sales:
The Americas	$3,446.4	$3,351.1	$3,120.8
Europe, the Middle East & Africa	2,147.7	2,109.1	1,863.4
Asia/Pacific	869.7	819.8	757.3
	$6,463.8	$6,280.0	$5,741.5

Operating Income:
The Americas	$344.1	$366.2	$323.2
Europe, the Middle East & Africa	297.5	305.3	276.9
Asia/Pacific	70.1	55.3	48.8
Special charges related to cost savings initiative	(92.1)	—	—
	$619.6	$726.8	$648.9

	June 30
	2006	2005	2004
	(In millions)
Total Assets:
The Americas	$2,305.9	$2,149.8	$2,319.3
Europe, the Middle East & Africa	1,175.0	1,432.6	1,107.1
Asia/Pacific	303.2	303.4	281.7
	$3,784.1	$3,885.8	$3,708.1

Long-Lived Assets (property, plant and equipment, net):
The Americas	$500.5	$463.1	$443.9
Europe, the Middle East & Africa	213.2	192.9	170.7
Asia/Pacific	44.3	38.2	32.4
	$758.0	$694.2	$647.0

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – UNAUDITED QUARTERLY FINANCIAL DATA

The following summarizes the unaudited quarterly operating results of the Company for the years ended June 30, 2006 and 2005:

	Quarter Ended
	September 30	December 31	March 31	June 30	Total Year
	(In millions, except per share data)
Fiscal 2006 (a)(c)
Net sales	$1,497.1	$1,783.9	$1,578.2	$1,604.6	$6,463.8
Gross profit	1,077.6	1,325.4	1,166.7	1,207.5	4,777.2
Operating income	105.1	250.7	116.3	147.5	619.6
Net earnings from continuing operations	61.8	150.4	63.2	49.1	324.5
Net earnings	58.5	81.7	59.5	44.5	244.2

Net earnings per common share from continuing operations:
Basic	.28	.70	.30	.23	1.51
Diluted	.28	.70	.28	.21	1.49

Net earnings per common share:
Basic	.26	.38	.29	.23	1.14
Diluted	.26	.38	.28	.21	1.12

Fiscal 2005 (b)(c)
Net sales	$1,490.3	$1,736.3	$1,525.3	$1,528.1	$6,280.0
Gross profit	1,082.6	1,292.4	1,141.6	1,160.6	4,677.2
Operating income	156.3	232.7	178.8	159.0	726.8
Net earnings from continuing operations	95.7	139.7	107.6	66.9	409.9
Net earnings	95.0	138.3	106.2	66.6	406.1

Net earnings per common share from continuing operations:
Basic	.42	.62	.48	.30	1.82
Diluted	.41	.61	.47	.30	1.80

Net earnings per common share:
Basic	.42	.61	.47	.30	1.80
Diluted	.41	.60	.46	.30	1.78

(a)  Fiscal 2006 results included $93.0 million, after-tax, or $.43 per diluted share in special charges related to the Company’s cost savings initiative and tax-related matters.  Included in the charges was an operating expense charge of $92.1 million, equal to $.27 per diluted common share related to the cost savings initiative.  The results also included a special tax charge related to a settlement with the IRS regarding an examination of the Company’s consolidated Federal income tax returns for fiscal years 1998 through 2001, and represents the aggregate earnings impact of the settlement through fiscal 2006.  The settlement resulted in an increase to the Company’s fiscal 2006 income tax provision and a corresponding decrease in fiscal 2006 net earnings of approximately $46 million, or approximately $.21 per diluted common share.  During the fourth quarter of fiscal 2006, the Company completed the repatriation of foreign earnings through intercompany dividends under the provisions of the AJCA.  In connection with the repatriation, the Company finalized computations of the related aggregate tax impact, resulting in a favorable adjustment of approximately $11 million, or approximately $.05 per diluted common share, to the Company’s initial tax charge of $35 million recorded in fiscal 2005.  The tax settlement, coupled with the AJCA favorable tax adjustment, resulted in a net increase to the Company’s fiscal 2006 income tax provision and a corresponding decrease in fiscal 2006 net earnings of approximately $35 million, or approximately $.16 per diluted common share.

(b)  In the fourth quarter of fiscal 2005, the Company announced plans to repatriate approximately $690 million of foreign earnings in fiscal year 2006, which included $500 million of extraordinary intercompany dividends under the provisions of the AJCA.  This action resulted in an aggregate tax charge of approximately $35 million in the Company’s fiscal year ended June 30, 2005, which included an incremental tax charge of approximately $28 million, equal to $.12 per diluted share.

(c)  In April 2006, the Company completed the sale of certain assets and operations of the reporting unit that marketed and sold Stila brand products.  As a result, all consolidated statements of earnings information in the consolidated financial statements and footnotes for all periods presented has been restated for comparative purposes to reflect those reporting units as discontinued operations.

NOTE 19 – SUBSEQUENT EVENT

Subsequent to June 30, 2006, the Company has given notice of exercise to purchase the equity interest in Bumble and Bumble Products, LLC and Bumble and Bumble, LLC that are not currently owned by the company.

(a)

THE ESTÉE LAUDER COMPANIES INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended June 30, 2006

(In millions)

COL. A	COL. B	COL. C		COL. D		COL. E
		Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	Deductions		Balance at End of Period
Reserves deducted in the balance sheet from the assets to which they apply:

Allowance for doubtful accounts and customer deductions:

Year ended June 30, 2006	$28.9	$10.2	$—	$12.0	(a)	$27.1

Year ended June 30, 2005	$30.1	$11.4	$—	$12.6	(a)	$28.9

Year ended June 30, 2004	$31.8	$23.9	$—	$25.6	(a)	$30.1

Accrued restructuring and special charges:

Year ended June 30, 2006 (b)	$21.9	$92.1	$—	$26.0		$88.0

Year ended June 30, 2005 (b)	$32.7	$—	$—	$10.8		$21.9

Year ended June 30, 2004 (b)	$46.5	$—	$—	$13.8		$32.7

(a)             Includes amounts written-off, net of recoveries.

(b)            Included in other accrued liabilities.

S-1

THE ESTÉE LAUDER COMPANIES INC.
INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation, dated November 16, 1995 (filed as Exhibit 3.1 to our Annual Report on Form 10-K for the year ended June 30, 2003) (SEC File No. 1-14064).*

3.2	Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999) (SEC File No. 1-14064).*

3.3

Certificate of Designations for the Series A Cumulative Redeemable Preferred Stock (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2003) (SEC File No. 1-14064).*

3.4	Amended and Restated By-laws (filed as Exhibit 3.1 to our Current Report on Form 8-K dated May 17, 2005) (SEC File No. 1-14064).*

4.1

Indenture, dated November 5, 1999, between the Company and State Street Bank and Trust Company, N.A. (filed as Exhibit 4 to Amendment No. 1 to our Registration Statement on Form S-3 (No. 333-85947) on November 5, 1999).*

4.2

Officers’ Certificate, dated January 10, 2002, defining certain terms of the 6% Senior Notes due 2012 (filed as Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2001) (SEC File No. 1-14064).*

4.3	Global Note for the 6% Senior Notes due 2012 (filed as Exhibit 4.3 to the FY 2002 Q2 10-Q) (SEC File No. 1-14064).*

4.4

Officers’ Certificate, dated September 29, 2003, defining certain terms of the 5.75% Senior Notes due 2033 (filed as Exhibit 4.2 to our current report on Form 8-K dated September 29, 2003) (SEC File No. 1-14064).*

4.5	Global Note for 5.75% Senior Notes due 2033 (filed as Exhibit 4.3 to our current report on Form 8-K dated September 29, 2003) (SEC File No. 1-14064).*

10.1	Stockholders’ Agreement, dated November 22, 1995 (filed as Exhibit 10.1 to our Annual Report on Form 10-K for the year ended June 30, 2003) (SEC File No. 1-14064).*

10.1a	Amendment No. 1 to Stockholders’ Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1996) (SEC File No. 1-14064).*

10.1b	Amendment No. 2 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1996) (SEC File No. 1-14064).*

10.1c	Amendment No. 3 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997) (SEC File No. 1-14064).*

10.1d	Amendment No. 4 to Stockholders’ Agreement (filed as Exhibit 10.1d to our Annual Report on Form 10-K for the year ended June 30, 2000) (SEC File No. 1-14064).*

10.1e	Amendment No. 5 to Stockholders’ Agreement (filed as Exhibit 10.1e to our Annual Report on Form 10-K for the year ended June 30, 2002) (SEC File No. 1-14064).*

10.1f	Amendment No. 6 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004) (SEC File No. 1-14064).*

10.2	Registration Rights Agreement, dated November 22, 1995 (filed as Exhibit 10.2 to our Annual Report on Form 10-K for the year ended June 30, 2003) (SEC File No. 1-14064).*

10.2a	First Amendment to Registration Rights Agreement (filed as Exhibit 10.3 to our Annual Report on Form 10-K for the year ended June 30, 1996) (SEC File No. 1-14064).*

10.2b	Second Amendment to Registration Rights Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997) (SEC File No. 1-14064).*

10.2c	Third Amendment to Registration Rights Agreement (filed as Exhibit 10.2c to our Annual Report on Form 10-K for the year ended June 30, 2001) (SEC File No. 1-14064).*

10.2d	Fourth Amendment to Registration Rights Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2003) (SEC File No. 1-14064).*

10.3	Fiscal 1996 Share Incentive Plan (filed as Exhibit 10.3 to our Annual Report on Form 10-K for the year ended June 30, 2003) (SEC File No. 1-14064).* †

10.3a

Form of Stock Option Agreement for 1995 and 1996 grants under Fiscal 1996 Share Incentive Plan (filed as Exhibit 10.3a to our Annual Report of Form 10-K for the year ended June 30, 2003) (SEC File No. 1-14064).* †

10.3b

Form of Stock Option Agreement for 1997 and 1998 grants under Fiscal 1996 Share Incentive Plan (filed as Exhibit 10.3b to our Annual Report on Form 10-K for the year ended June 30, 2003) (SEC File No. 1-14064).* †

10.4	Fiscal 1999 Share Incentive Plan dated November 5, 1998 (filed as Exhibit 4(c) to our Registration Statement on Form S-8 (No. 333-66851) on November 5, 1998).* †

10.4a	Form of Stock Option Agreement under Fiscal 1999 Share Incentive Plan (filed as Exhibit 10.3b to our Annual Report on Form 10-K for the year ended June 30, 2004) (SEC File No. 1-14064).* †

10.5	The Estee Lauder Companies Retirement Growth Account Plan (filed as Exhibit 10.5 to our Annual Report on Form 10-K for the year ended June 30, 2003) (SEC File No. 1-14064).* †

10.6	The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.6 to our Annual Report on Form 10-K for the year ended June 30, 1999) (SEC File No. 1-14064).* †

10.6a	Amendment to The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.6a to our Annual Report on Form 10-K for the year ended June 30, 2005).* †

10.7	Executive Annual Incentive Plan (filed as Exhibit 10.7 to our Annual Report on Form 10-K for the year ended June 30, 2005).* †

10.8	Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Annual Report on Form 10-K for the year ended June 30, 2001) (SEC File No. 1-14064).* †

10.8a	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8a to our Annual Report on Form 10-K for the year ended June 30, 2002) (SEC File No. 1-14064).* †

10.8b	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.2 to our Current Report on Form 8-K dated November 10, 2005) (SEC File No. 1-14064).* †

10.8c

Option Agreement, dated November 16, 1995, with Leonard A. Lauder (Exhibit B to Mr. Lauder’s 1995 employment agreement) (filed as Exhibit 10.8b to our Annual Report on Form 10-K for the year ended June 30, 2003) (SEC File No. 1-14064).* †

10.9	Employment Agreement with Ronald S. Lauder (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000) (SEC File No. 1-14064).* †

10.9a	Amendment to Employment Agreement with Ronald S. Lauder (filed as Exhibit 10.9a to our Annual Report on Form 10-K for the year ended June 30, 2002) (SEC File No. 1-14064).* †

10.9b

Option Agreement, dated November 16, 1995, with Ronald S. Lauder (Exhibit B to Mr. Lauder’s 1995 employment agreement) (filed as Exhibit 10.9b to our Annual Report on Form 10-K for the year ended June 30, 2003) (SEC File No. 1-14064).* †

10.10	Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K dated September 21, 2004) (SEC File No. 1-14064).* †

10.11	Employment Agreement with Daniel J. Brestle (filed as Exhibit 10.2 to our Current Report on Form8-K/A dated December 13, 2004; filed February 10, 2005) (SEC File No. 1-14064).* †

10.11a

Option Agreement, dated November 16, 1995, with Daniel J. Brestle (Schedule A to Mr. Brestle’s 1995 employment agreement) (filed as Exhibit 10.11b to our Annual Report on Form 10-K for the year ended June 30, 2003) (SEC File No. 1-14064).* †

10.12	Employment Agreement with Patrick Bousquet-Chavanne (filed as Exhibit 10.12 to our Annual Report on Form 10-K for the year ended June 30, 2005).* †

10.13	Employment Agreement with Philip A. Shearer (filed as Exhibit 10.2 to our Current Report on Form 8-K, dated September 21, 2004) (SEC File No. 1-14064).* †

10.14	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (filed as Exhibit 10.14 to our Annual Report on Form 10-K for the year ended June 30, 2001) (SEC File No. 1-14064).* †

10.15	Form of Deferred Compensation Agreement (stock-based) with Outside Directors (filed as Exhibit 10.15 to our Annual Report on Form 10-K for the year ended June 30, 2001) (SEC File No. 1-14064).* †

10.16	Non-Employee Director Share Incentive Plan (filed as Exhibit 4(d) to our Registration Statement on Form S-8 (No. 333-49606) filed on November 9, 2000).* †

10.16a	Amendment to Non-Employee Director Share Incentive Plan (filed as Exhibit 10.16a to our Annual Report on Form 10-K for the year ended June 30, 2005).* †

10.16b

Form of Stock Option Agreement for Annual Stock Option Grants under Non-Employee Director Share Incentive Plan (filed as Exhibit 10.16a to our Annual Report on Form 10-K for the year ended June 30, 2004) (SEC File No. 1-14064).* †

10.16c

Form of Stock Option Agreement for Elective Stock Option Grants under Non-Employee Director Share Incentive Plan (filed as Exhibit 10.16b to our Annual Report on Form 10-K for the year ended June 30, 2004) (SEC File No. 1-14064).* †

10.17	Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K dated November 10, 2005) (SEC File No. 1-14064).* †

10.17a	Form of Stock Option Agreement under Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q dated May 4, 2006) (SEC File No. 1-14064).* †

10.17b

Form of Performance Share Unit Award Agreement Under The Estee Lauder Companies Inc. Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 26, 2005) (SEC File No. 1-14064).* †

10.17c

Form of Restricted Stock Unit Agreement Under The Estee Lauder Companies Inc. Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated September 26, 2005). * †

10.18

$600 Million Credit Agreement, dated May 27, 2005, by and among the Company, Estee Lauder Inc., the Eligible Subsidiaries of the Company, as defined therein, the lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent (“JPMCB”), Citibank, N.A. and Bank of America, N.A., as syndication agents, and Bank of Tokyo-Mitsubishi Trust Company and BNP Paribas, as documentation agents (filed as Exhibit 10.1 to our Current Report on Form 8-K dated June 2, 2005) (SEC File No. 1-14064).* †

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