Form 10-Q
period 2006-10-24
ESTEE LAUDER COMPANIES INC
filed 2006-10-26
CIK 1001250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004
                             ______________________

                                    FORM 10-Q


(Mark One)
  X  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
  -   Exchange Act of 1934

      For the quarterly period ended September 30, 2006

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


         Registrant's telephone number, including area code 212-572-4200



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              -     -
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
one): Large accelerated filer X  Accelerated filer    Non-accelerated filer
                              -                    -                        -
Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes     No  X
                                                 -      -
At October 20, 2006, 123,960,382 shares of the registrant's Class A Common Stock, $.01 par value, and 84,805,915 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding.

                         THE ESTEE LAUDER COMPANIES INC.

                                      INDEX
                                                                            Page
                                                                            ----

Part I. Financial Information

Item 1. Financial Statements

         Consolidated Statements of Earnings --
                 Three Months Ended September 30, 2006 and 2005                2

         Consolidated Balance Sheets --
                 September 30, 2006 and June 30, 2006                          3

         Consolidated Statements of Cash Flows --
                 Three Months Ended September 30, 2006 and 2005                4

         Notes to Consolidated Financial Statements                            5

Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                16

Item 3. Quantitative and Qualitative Disclosures About Market Risk            26

Item 4. Controls and Procedures                                               26

Part II. Other Information

Item 1. Legal Proceedings                                                     27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           29

Item 6. Exhibits                                                              29

Signatures                                                                    30

                                           THE ESTEE LAUDER COMPANIES INC.

                                           PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                                        CONSOLIDATED STATEMENTS OF EARNINGS
                                                     (Unaudited)




                                                                                   Three Months Ended
                                                                                      September 30
                                                                         --------------------------------------

                                                                             2006                       2005
                                                                         ------------              ------------
                                                                           (In millions, except per share data)


Net Sales                                                                $    1,593.5              $    1,497.1
Cost of Sales                                                                   428.1                     419.5
                                                                         ------------              ------------

Gross Profit                                                                  1,165.4                   1,077.6


Operating expenses:
   Selling, general and administrative                                        1,065.0                     972.5
   Special charges related to cost savings initiative                             0.5                         -
                                                                         ------------              ------------
                                                                              1,065.5                     972.5
                                                                         ------------              ------------

Operating Income                                                                 99.9                     105.1

Interest expense, net                                                             6.7                       5.6
                                                                         ------------              ------------

Earnings before Income Taxes, Minority Interest and
    Discontinued Operations                                                      93.2                      99.5

Provision for income taxes                                                       33.4                      35.8
Minority interest, net of tax                                                    (1.8)                     (1.9)
                                                                         ------------              ------------
Net Earnings from Continuing Operations                                          58.0                      61.8

Discontinued operations, net of tax                                               0.3                      (3.3)
                                                                         ------------              ------------
Net Earnings                                                             $       58.3              $       58.5
                                                                         ============              ============

Basic net earnings per common share:
   Net earnings from continuing operations                               $        .28              $        .28
   Discontinued operations, net of tax                                            .00                      (.02)
                                                                         ------------              ------------
    Net earnings                                                         $        .28              $        .26
                                                                         ============              ============

Diluted net earnings per common share:
   Net earnings from continuing operations                               $        .27              $        .28
   Discontinued operations, net of tax                                            .00                      (.02)
                                                                         ------------              ------------
   Net earnings                                                          $        .27              $        .26
                                                                         ============              ============

Weighted-average common shares outstanding:
   Basic                                                                        211.1                     220.6
   Diluted                                                                      213.6                     223.6


                                           See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                         September 30                June 30
                                                                             2006                      2006
                                                                         ------------              ------------
                                                                         (Unaudited)
                                                                                     ($ in millions)
                                     ASSETS
Current Assets
Cash and cash equivalents                                                $      180.7              $      368.6
Accounts receivable, net                                                        980.1                     771.2
Inventory and promotional merchandise, net                                      834.0                     766.3
Prepaid expenses and other current assets                                       276.6                     270.8
                                                                         ------------              ------------
     Total current assets                                                     2,271.4                   2,176.9
                                                                         ------------              ------------

Property, Plant and Equipment, net                                              775.8                     758.0
                                                                         ------------              ------------

Other Assets
Investments, at cost or market value                                             21.7                      13.4
Goodwill, net                                                                   682.6                     635.8
Other intangible assets, net                                                     80.2                      77.0
Other assets, net                                                               114.3                     123.0
                                                                         ------------              ------------
     Total other assets                                                         898.8                     849.2
                                                                         ------------              ------------
        Total assets                                                     $    3,946.0              $    3,784.1
                                                                         ============              ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term debt                                                          $      204.4              $       89.7
Accounts payable                                                                303.9                     264.5
Accrued income taxes                                                            149.1                     135.5
Other accrued liabilities                                                       983.0                     948.5
                                                                         ------------              ------------
     Total current liabilities                                                1,640.4                   1,438.2
                                                                         ------------              ------------

Noncurrent Liabilities
Long-term debt                                                                  438.6                     431.8
Other noncurrent liabilities                                                    255.8                     266.4
                                                                         ------------              ------------

     Total noncurrent liabilities                                               694.4                     698.2
                                                                         ------------              ------------


Minority Interest                                                                22.5                      25.4
                                                                         ------------              ------------


Stockholders' Equity
Common stock, $.01 par value; 650,000,000 shares Class A authorized;
shares issued:
  165,508,239  at September  30, 2006 and  164,837,563  at June 30, 2006;
  240,000,000 shares Class B authorized; shares issued and outstanding:
  84,805,915 at September 30, 2006 and 85,305,915 at June 30, 2006                2.5                       2.5
Paid-in capital                                                                 600.7                     581.0
Retained earnings                                                             2,420.2                   2,361.9
Accumulated other comprehensive income                                           63.6                      64.7
                                                                         ------------              ------------
                                                                              3,087.0                   3,010.1
Less: Treasury stock, at cost; 41,380,958 Class A shares at
  September 30, 2006 and 38,382,458 Class A shares at June 30, 2006          (1,498.3)                 (1,387.8)
                                                                         ------------              ------------
     Total stockholders' equity                                               1,588.7                   1,622.3
                                                                         ------------              ------------
        Total liabilities and stockholders' equity                       $    3,946.0              $    3,784.1
                                                                         ============              ============


                                    See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                         September 30
                                                                              ------------------------------------
                                                                                  2006                  2005
                                                                              -------------         --------------
                                                                                         (In millions)
                                                                                                           Revised
                                                                                                           -------

Cash Flows from Operating Activities
 Net earnings                                                                 $       58.3          $        58.5
   Adjustments to reconcile net earnings to net cash flows from operating activities:
     Depreciation and amortization                                                    50.9                   47.2
     Deferred income taxes                                                            (6.0)                  (9.8)
     Minority interest, net of tax                                                     1.8                    1.9
     Non-cash stock compensation                                                      14.8                   13.2
     Excess tax benefits from stock-based compensation arrangements                   (0.1)                  (4.2)
     Loss on disposal of fixed assets                                                  1.4                    0.2
     Discontinued operations, net of tax                                              (0.3)                   3.3
     Other non-cash items                                                              0.2                    0.2
   Changes in operating assets and liabilities
     Increase in accounts receivable, net                                           (209.2)                (144.8)
     Increase in inventory and promotional merchandise, net                          (68.8)                 (57.6)
     Increase in other assets, net                                                   (13.8)                 (22.6)
     Increase in accounts payable                                                     39.9                    5.8
     Increase in accrued income taxes                                                 13.6                   19.1
     Increase in other accrued liabilities                                            48.7                   23.8
     Increase (decrease) in other noncurrent liabilities                              (1.5)                   4.2
                                                                              -------------         --------------
      Net cash flows used for operating activities of continuing operations          (70.1)                 (61.6)
      Net cash flows used for operating activities of discontinued operations         (1.2)                  (4.1)
                                                                              -------------         --------------
      Net cash flows used for operating activities                                   (71.3)                 (65.7)
                                                                              -------------         --------------

Cash Flows from Investing Activities
   Capital expenditures                                                              (67.3)                 (45.9)
   Capital expenditures of discontinued operations                                       -                   (0.4)
   Acquisition of businesses, net of cash acquired                                   (56.7)                     -
   Proceeds from disposition of long-term investments                                    -                    0.5
   Purchases of long-term investments                                                 (0.3)                     -
                                                                              -------------         --------------
      Net cash flows used for investing activities                                  (124.3)                 (45.8)
                                                                              -------------         --------------

Cash Flows from Financing Activities
   Increase (decrease) in short-term debt, net                                       115.3                   (9.9)
   Repayments and redemptions of long-term debt                                       (0.4)                  (0.5)
   Net proceeds from stock-based compensation transactions                             3.6                   24.9
   Excess tax benefits from stock-based compensation arrangements                      0.1                    4.2
   Payments to acquire treasury stock                                               (110.5)                 (71.1)
   Distributions made to minority holders of consolidated subsidiaries                (1.4)                  (0.9)
                                                                              -------------         --------------
        Net cash flows provided by (used for) financing activities                     6.7                  (53.3)
                                                                              -------------         --------------

Effect of Exchange Rate Changes on Cash and Cash Equivalents                           1.0                    1.0
                                                                              -------------         --------------


   Net Decrease in Cash and Cash Equivalents                                        (187.9)                (163.8)
   Cash and Cash Equivalents at Beginning of Period                                  368.6                  553.3
                                                                              -------------         --------------
   Cash and Cash Equivalents at End of Period                                 $      180.7          $       389.5
                                                                              =============         ==============

                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of The Estee Lauder Companies Inc. and its subsidiaries (collectively, the "Company") as continuing operations, with the exception of the operating results of its reporting unit that marketed and sold Stila brand products, which have been reflected as discontinued operations for the three-month periods ended September 30, 2006 and 2005. All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2006.

Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to current period presentation for comparative purposes.

Net Earnings Per Common Share

For the three month periods ended September 30, 2006 and 2005, net earnings per common share ("basic EPS") is computed by dividing net earnings by the weighted-average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions). Net earnings per common share assuming dilution ("diluted EPS") is computed by reflecting potential dilution from stock-based awards.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

                                                                                   Three Months Ended
                                                                                      September 30
                                                                       -------------------------------------------

                                                                              2006                   2005
                                                                       --------------------   --------------------
                                                                                       (Unaudited)
                                                                           (In millions, except per share data)
Numerator:
Net earnings from continuing operations                                $              58.0    $              61.8
Discontinued operations, net of tax                                                    0.3                   (3.3)
                                                                       --------------------   --------------------
Net earnings                                                           $              58.3    $              58.5
                                                                       ====================   ====================

Denominator:
Weighted-average common shares outstanding - Basic                                   211.1                  220.6
Effect of dilutive securities: Stock-based compensation                                2.5                    3.0
                                                                       --------------------   --------------------
Weighted-average common shares outstanding - Diluted                                 213.6                  223.6
                                                                       ====================   ====================

Basic net earnings per common share:
Net earnings from continuing operations                                $               .28    $               .28
Discontinued operations, net of tax                                                    .00                   (.02)
                                                                       --------------------   --------------------
Net earnings                                                           $               .28    $               .26
                                                                       ====================   ====================

Diluted net earnings per common share:
Net earnings from continuing operations                                $               .27    $               .28
Discontinued operations, net of tax                                                    .00                   (.02)
                                                                       --------------------   --------------------
Net earnings                                                           $               .27    $               .26
                                                                       ====================   ====================

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2006 and 2005, outstanding options to purchase 15.1 million and 14.9 million shares, respectively, of Class A Common Stock were not included in the computation of diluted EPS because the exercise prices of those options were greater than the average market price of the common stock and their inclusion would be anti-dilutive.

Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information for the three months ended September 30, 2006 and 2005 were as follows:

                                                                                2006                     2005
                                                                           ------------            ------------
                                                                                        (Unaudited)
                                                                                       (In millions)
Cash
   Cash paid during the period for interest                                $       10.1            $        8.7
                                                                           ============            ============
   Cash paid during the period for income taxes                            $       30.0            $       24.6
                                                                           ============            ============

Non-cash
   Incremental tax benefit from the exercise of stock options              $        0.3            $        2.6
                                                                           ============            ============
   Capital lease obligations incurred                                      $        0.2            $        0.2
                                                                           ============            ============
   Accrued distributions to minority holders                               $        0.6            $          -
                                                                           ============            ============
   Interest rate swap derivative mark to market                            $       (6.9)           $        6.1
                                                                           ============            ============

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions of $29.8 million and $27.1 million as of September 30, 2006 and June 30, 2006, respectively.

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


                                                                           September 30             June 30
                                                                               2006                   2006
                                                                           ------------            ------------
                                                                           (Unaudited)
                                                                                       (In millions)

Inventory and promotional merchandise consists of:
   Raw materials                                                           $      157.7            $      151.0
   Work in process                                                                 41.3                    44.2
   Finished goods                                                                 456.8                   407.1
   Promotional merchandise                                                        178.2                   164.0
                                                                           ------------            ------------
                                                                           $      834.0            $      766.3
                                                                           ============            ============

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

                                                                            September 30                June 30
                                                                                2006                     2006
                                                                           ---------------         ---------------
                                                                             (Unaudited)
                                                                                        (In millions)
Assets (Useful Life)
   Land                                                                    $          13.7         $          13.7
   Buildings and improvements (10 to 40 years)                                       160.1                   161.7
   Machinery and equipment (3 to 10 years)                                           843.4                   803.0
   Furniture and fixtures (5 to 10 years)                                            102.2                   108.2
   Leasehold improvements                                                            817.6                   790.8
                                                                           ---------------         ---------------
                                                                                   1,937.0                 1,877.4
   Less accumulated depreciation and amortization                                  1,161.2                 1,119.4
                                                                           ---------------         ---------------
                                                                           $         775.8         $         758.0
                                                                           ===============         ===============

Depreciation and amortization of property, plant and equipment was $48.7 million and $45.3 million during the three months ended September 30, 2006 and 2005, respectively. Depreciation and amortization related to the Company's manufacturing process is included in cost of sales and all other depreciation and amortization is included in selling, general and administrative expenses in the accompanying consolidated statements of earnings.

Goodwill and Other Intangible Assets

During the three months ended September 30, 2006, the Company purchased the remaining minority equity interest in Bumble and Bumble Products, LLC and Bumble and Bumble, LLC, acquired a business engaged in the wholesale distribution and retail sale of Aveda products as well as completed the acquisition of an international distributor all of which resulted in an increase to goodwill of $46.5 million and other intangible assets of $4.6 million.

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

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pension and Post-retirement Benefit Plans

The Company maintains pension plans covering substantially all of its full-time employees for its U.S. operations and a majority of its international operations. The Company also maintains a domestic post-retirement benefit plan which provides certain medical and dental benefits to eligible employees. Descriptions of these plans are discussed in the Company's Annual Report on Form 10-K for the year ended June 30, 2006.

The components of net periodic benefit cost for the three months ended September 30, 2006 and 2005 consisted of the following:



                                                                                                 Other than
                                                     Pension Plans                              Pension Plans
                                 -----------------------------------------------------     ------------------------
                                           U.S.                    International               Post-retirement
                                 ------------------------     ------------------------     ------------------------
                                   2006           2005          2006           2005          2006          2005
                                 ----------     ---------     ----------     ---------     ---------     ----------
(Unaudited)
(In millions)
Service cost, net                $     4.6      $    5.4      $     3.9      $    3.1      $    1.2      $     1.1
Interest cost                          6.3           5.3            3.2           2.5           1.7            1.3
Expected return on plan assets        (7.2)         (6.2)          (3.4)         (2.9)            -              -
Amortization of:
   Prior service cost                  0.2           0.2            0.1             -             -              -
   Actuarial loss                      0.4           1.5            1.9           2.1           0.2            0.3
   Settlements and
    curtailments                         -             -              -           0.2             -              -
                                 ----------     ---------      ---------     ---------     ---------     ----------
Net periodic benefit cost        $     4.3      $    6.2      $     5.7      $    5.0      $    3.1      $     2.7
                                 ==========     =========     ==========     =========     =========     ==========

During the first quarter of fiscal 2007, the Pension Protection Act of 2006 was adopted into law in the United States. Certain provisions of this Act changed the calculation related to the maximum contribution amount deductible for income tax purposes. As a result of these provisions, the Company now expects to make a discretionary contribution of $20.0 million to its trust-based, noncontributory qualified defined benefit pension plan in fiscal 2007. As of September 30, 2006, the Company's expected benefit payments to be made under its non-qualified domestic noncontributory pension plan and expected contributions to its international pension plans for the fiscal year ending June 30, 2007 are $10.3 million and $18.8 million, respectively, as previously disclosed.

Management Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The Company's most critical accounting policies relate to revenue recognition, concentration of credit risk, inventory, pension and other postretirement benefit costs, goodwill and other intangible assets, income taxes, derivatives and stock-based compensation. Descriptions of these policies are discussed in the Company's Annual Report on Form 10-K for the year ended June 30, 2006.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157") to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). SFAS No. 157 becomes effective for the Company in its fiscal year ending June 30, 2009. The Company is currently evaluating the impact of the provisions of SFAS No. 157 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires employers to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. Previous standards required employers to disclose the complete funded status of its plans only in the notes to the financial statements. Additionally, SFAS No. 158 requires employers to measure plan assets and obligations at their year-end balance sheet date. The Company will adopt SFAS No. 158 prospectively, as of the end of the current fiscal year, as required.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No.
108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108") to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year's ending balance sheet. SAB No. 108 will become effective for the Company in its fiscal year ending June 30, 2007. The Company is currently evaluating the impact of the provisions of SAB No. 108 on its consolidated financial statements.

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

Comprehensive income and its components, net of tax, are as follows:


                                                                                        Three Months Ended
                                                                                           September 30
                                                                                     -------------------------
                                                                                        2006           2005
                                                                                     ----------     ----------
                                                                                             (Unaudited)
                                                                                            (In millions)
Net earnings                                                                         $     58.3     $     58.5
                                                                                     ----------     ----------
Other comprehensive income (loss):
     Net unrealized investment gain (loss)                                                    -              -
     Net derivative instruments gain (loss)                                                (1.2)           0.7
     Translation adjustments                                                                0.1            7.8
                                                                                     ----------     ----------

     Other comprehensive income (loss)                                                     (1.1)           8.5
                                                                                     ----------     ----------

Comprehensive income                                                                 $     57.2     $     67.0
                                                                                     ==========     ==========

The accumulated net gain (loss) on derivative instruments consists of the following:


                                                                                        Three Months Ended
                                                                                           September 30
                                                                                     -------------------------
                                                                                        2006           2005
                                                                                     ----------     ----------
                                                                                             (Unaudited)
                                                                                            (In millions)
OCI-derivative instruments, beginning of period                                      $     10.3     $     11.9
                                                                                     ----------     ----------
     Gain (loss) on derivative instruments                                                 (1.3)           1.2
     Reclassification to earnings of net (gain) loss during the period                     (0.5)          (0.7)
     Benefit for deferred income taxes                                                      0.6            0.2
                                                                                     ----------     ----------

     Net derivative instruments gain (loss)                                                (1.2)           0.7
                                                                                     ----------     ----------

OCI-derivative instruments, end of period                                            $      9.1     $     12.6
                                                                                     ==========     ==========

The $9.1 million, net of tax, derivative instrument gain recorded in OCI at the end of the current period substantially related to the gain on the settlement of treasury lock agreements upon issuance of the Company's 5.75% Senior Notes due October 2033, which will be reclassified to earnings as an offset to interest expense over the life of the debt.

At the end of the prior period, the $12.6 million, net of tax, derivative instrument gain recorded in OCI included $8.9 million, net of tax, related to the gain on the settlement of treasury lock agreements upon issuance of the Company's 5.75% Senior Notes due October 2033, which will be reclassified to earnings as an offset to interest expense over the life of the debt, and $3.7 million, net of tax, related to forward and option contracts which the Company reclassified to earnings.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Stock Programs

As of September 30, 2006, the Company has three active equity compensation plans which include the Amended and Restated Fiscal 2002 Share Incentive Plan, the Fiscal 1999 Share Incentive Plan and the Non-Employee Director Share Incentive Plan (collectively, the "Plans"). These Plans currently provide for the issuance of 32,894,400 shares, which consist of shares originally provided for and shares transferred to the Plans from a previous plan and employment agreement, to be granted in the form of stock-based awards to key employees, consultants and non-employee directors of the Company. As of September 30, 2006, approximately 8,371,200 shares of Class A Common Stock were reserved and available to be granted pursuant to these Plans. The Company may satisfy the obligation of its stock-based compensation awards with either new or treasury shares. The Company's stock compensation awards outstanding at September 30, 2006 include stock options, Performance Share Units ("PSU"), Restricted Stock Units ("RSU") and share units.

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of, stock options, PSUs, RSUs and share units. Compensation expense attributable to net stock-based compensation during the three months ended September 30, 2006 and 2005 was $14.8 million and $13.2 million, respectively. As of September 30, 2006 and 2005, the total unrecognized compensation cost related to nonvested stock-based awards was $58.5 and $45.2 million, respectively and the related weighted-average period over which it is expected to be recognized is approximately 2.3 and 2.5 years, respectively.

Stock Options

A summary of the Company's stock option programs as of September 30, 2006 and changes during the three-month period then ended, is presented below:


>
                                                              Weighted-           Aggregate     Weighted-Average
                                                               Average            Intrinsic     Contractual Life
                                                              Exercise             Value(1)       Remaining in
(Unaudited) (Shares in thousands)             Shares            Price           (in millions)         Years
----------------------------------------     --------   ------------------     ---------------  ------------------
Outstanding at June 30, 2006                 26,215.7     $          39.53
   Granted at fair value                      1,617.9                39.56
   Exercised                                   (172.0)               27.34
   Expired                                      (57.0)               40.26
   Forfeited                                    (22.5)               40.03
                                             --------
Outstanding at September 30, 2006            27,582.1                39.60     $         105.6                 4.9
                                             ========                          ===============  ==================

Exercisable at September 30, 2006            21,872.7                39.84     $          91.6                 3.9
                                             ========                          ===============  ==================

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

The weighted-average grant date fair value of stock options granted for the three months ended September 30, 2006 and 2005 was $13.64 and $11.64, respectively. The total intrinsic value of stock options exercised during the three months ended September 30, 2006 and 2005 was $1.9 million and $19.4 million, respectively.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                                                              Three Months Ended
                                                                                 September 30
                                                                 ------------------------------------------
(Unaudited)                                                             2006                     2005
------------------------------------------------------------     --------------------     -----------------
Weighted-average expected stock-price volatility                         24%                      23%
Weighted-average expected option life                                  8 years                  8 years
Average risk-free interest rate                                         4.7%                     4.2%
Average dividend yield                                                  1.2%                      .9%


In addition to awards made by the Company, stock options were assumed as part of the October 1997 acquisition of the companies that sold jane brand products. There were 4,100 options to acquire shares of the Company's Class A Common Stock outstanding and exercisable as of September 30, 2006 that will expire in October 2007.

Performance Share Units

During the three months ended September 30, 2006, the Company issued
119,038 PSUs, which will be settled in stock subject to the achievement of the Company's net sales and net earnings per share goals for the three years ending June 30, 2009. Settlement will be made pursuant to a range of opportunities relative to the net sales and earnings per share targets of the Company. No settlement will occur for results below the minimum threshold and additional shares shall be issued if performance exceeds the targeted performance goals. PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSU. These awards are subject to the provisions of the agreement under which the PSUs are granted. The PSUs were valued at $39.56 representing the closing market value of the Company's Class A Common Stock on the date of grant and generally vest at the end of the performance period. The compensation cost of the PSUs is subject to adjustment based upon the attainability of the target goals.

The following is a summary of the status of the Company's PSUs as of September 30, 2006 and activity during the three months then ended:


                                                                                        Weighted-Average
                                                                                           Grant Date
(Unaudited) (Shares in thousands)                                Shares                    Fair Value
-------------------------------------------------------    -------------------       ----------------------

Nonvested at June 30, 2006                                               111.1      $                 35.00
   Granted                                                               119.0                        39.56
   Vested                                                                    -                            -
   Forfeited                                                                 -                            -
                                                           -------------------      -----------------------
Nonvested at September 30, 2006                                          230.1      $                 37.36
                                                           ===================      =======================

Restricted Stock Units

The Company issued 593,443 RSUs during the three months ended September 30, 2006, of which 326,371 are scheduled to vest on October 31, 2007, 171,327 on October 31, 2008 and 95,745 on November 2, 2009, all subject to the continued employment of the grantee. Certain RSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the RSU and as such were valued at $39.56 representing the closing market value of the Company's Class A Common Stock on the date of grant. Other RSUs are not accompanied by dividend equivalent rights, and as such were valued at the closing market value of the Company's Class A Common Stock on the date of grant less the discounted present value of the dividends expected to be paid on the shares during the vesting period.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the status of the Company's RSUs as of September 30, 2006 and activity during the three months then ended:


                                                                                        Weighted-Average
                                                                                           Grant Date
(Unaudited) (Shares in thousands)                                Shares                    Fair Value
-------------------------------------------------------    -------------------      -----------------------
Nonvested at June 30, 2006                                               111.1      $                 35.00
   Granted                                                               593.4                        39.09
   Vested                                                                    -                            -
   Forfeited                                                               0.0                            -
                                                           -------------------      -----------------------
Nonvested at September 30, 2006                                          704.5      $                 38.45
                                                           ===================      =======================

Share Units

Certain non-employee directors defer cash compensation in the form of share units which are granted under the Non-Employee Director Share Incentive Plan and will be converted into shares of Class A Common Stock as provided for in that plan. Share units are accompanied by dividend equivalent rights that are converted to additional share units when such dividends are paid. The following is a summary of the status of the Company's share units as of September 30, 2006 and activity during the fiscal year then ended:


                                                                                        Weighted-Average
                                                                                           Grant Date
(Unaudited) (Shares in thousands)                                Shares                    Fair Value
-------------------------------------------------------    -------------------      -----------------------
Outstanding at June 30, 2006                                              13.1      $                 36.79
   Granted                                                                   -                            -
   Dividend equivalents                                                      -                            -
   Converted                                                                 -                            -
                                                           -------------------      -----------------------
Outstanding at September 30, 2006                                         13.1      $                 36.79
                                                           ===================      =======================

Cash Units

Certain non-employee directors defer cash compensation in the form of cash payout share units, which are not subject to the Plans. These share units are classified as liabilities and, as such, their fair value is adjusted to reflect the current market value of the Company's Class A Common Stock. The Company recorded $0.2 million and $0.1 million as compensation expense to reflect the change in the market value for the three months ended September 30, 2006 and 2005, respectively.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Discontinued Operations

On September 30, 2005, the Company committed to a plan to sell and on April
10, 2006, completed the sale of certain assets and operations of the reporting unit that marketed and sold Stila brand products. As such, $0.3 million of income and $3.3 million of loss, both net of tax, for the three months ended September 30, 2006 and 2005, respectively, are reflected as discontinued operations in the accompanying statements of earnings. The current year income resulted from the Company providing certain transitional distribution and online services as well as the manufacture and sale to the purchaser of a limited range of products. In addition, the Company provided transitional services related to certain information systems, accounting and other back office services to the purchaser in exchange for monthly service fees designed to recover the estimated costs of providing these transition services. Transitional services are expected to conclude in fiscal 2007.

Note 5 - Cost Savings Initiative

During fiscal 2006, the Company recorded special charges associated with a cost savings initiative that was designed to support its long-term financial objectives. As part of this multi-faceted initiative, the Company has identified savings opportunities that include streamlined processes and organizational changes. As of September 30, 2006, substantially all employees have been separated.

During the three months ended September 30, 2006, the Company incurred an additional $0.5 million under this program primarily related to facility closings. At September 30, 2006, the accrued liability related to the cost savings initiative was $55.7 million of which $21.5 million and $34.2 million was reflected as other accrued liabilities and other noncurrent liabilities, respectively, in the accompanying consolidated balance sheet.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Segment Data and Related Information

Reportable operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the "Chief Executive") in deciding how to allocate resources and in assessing performance. Although the Company does business in one operating segment, beauty products, management also evaluates performance on a product category basis. Performance is measured based upon net sales and operating income. Operating income represents earnings before income taxes, minority interest, net interest expense and discontinued operations. The accounting policies for the Company's reportable segment are substantially the same as those for the consolidated financial statements, as described in the segment data and related information footnote included in the Company's Annual Report on Form 10-K for the year ended June 30, 2006. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information is produced for the Chief Executive or included herein. There has been no significant variance in the total or long-lived asset value associated with the Company's segment data since June 30, 2006.


                                                                                        Three Months Ended
                                                                                           September 30
                                                                                  -------------------------------
                                                                                     2006                2005
                                                                                  -----------        ------------
                                                                                            (Unaudited)
                                                                                           (In millions)

PRODUCT CATEGORY DATA
   Net Sales:
     Skin Care                                                                    $     567.0        $      523.4
     Makeup                                                                             646.8               604.9
     Fragrance                                                                          289.3               293.2
     Hair Care                                                                           82.4                70.4
     Other                                                                                8.0                 5.2
                                                                                  -----------        ------------
                                                                                  $   1,593.5        $    1,497.1
                                                                                  ===========        ============
   Operating Income:
     Skin Care                                                                    $      42.9        $       38.8
     Makeup                                                                              49.9                60.5
     Fragrance                                                                            5.1                (1.0)
     Hair Care                                                                            3.9                 5.3
     Other                                                                               (1.4)                1.5
     Special charges related to cost savings initiative                                  (0.5)                  -
                                                                                  -----------        ------------
                                                                                         99.9               105.1
      Reconciliation:
         Interest expense, net                                                            6.7                 5.6
                                                                                  -----------        ------------
     Earnings before income taxes, minority interest
        and discontinued operations                                               $      93.2        $       99.5
                                                                                  ===========        ============

GEOGRAPHIC DATA
   Net Sales:
     The Americas                                                                 $     900.5        $      881.0
     Europe, the Middle East & Africa                                                   471.9               417.5
     Asia/Pacific                                                                       221.1               198.6
                                                                                  -----------        ------------
                                                                                  $   1,593.5        $    1,497.1
                                                                                  ===========        ============
   Operating Income:
     The Americas                                                                 $      73.1        $       80.4
     Europe, the Middle East & Africa                                                    18.3                22.4
     Asia/Pacific                                                                         9.0                 2.3
     Special charges related to cost savings initiative                                  (0.5)                  -
                                                                                  -----------        ------------
                                                                                  $      99.9        $      105.1
                                                                                  ===========        ============

                         THE ESTEE LAUDER COMPANIES INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results Of Operations
---------------------

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories which are distributed in over 130 countries and territories. The following is a comparative summary of operating results from continuing operations for the three months ended September 30, 2006 and 2005, and reflects the basis of presentation described in
Note 1 of Notes to Consolidated Financial Statements - Summary of Significant Accounting Policies for all periods presented. Sales of products and services that do not meet our definition of skin care, makeup, fragrance or hair care have been included in the "other" category.



                                                                                    Three Months Ended
                                                                                       September 30
                                                                           -------------------------------------
                                                                                2006                   2005
                                                                           --------------          -------------
                                                                                        (In millions)
NET SALES
   By Region:
     The Americas                                                          $        900.5          $       881.0
     Europe, the Middle East & Africa                                               471.9                  417.5
     Asia/Pacific                                                                   221.1                  198.6
                                                                           --------------          -------------
                                                                           $      1,593.5          $     1,497.1
                                                                           ==============          =============

   By Product Category:
     Skin Care                                                             $        567.0          $       523.4
     Makeup                                                                         646.8                  604.9
     Fragrance                                                                      289.3                  293.2
     Hair Care                                                                       82.4                   70.4
     Other                                                                            8.0                    5.2
                                                                           --------------          -------------
                                                                           $      1,593.5          $     1,497.1
                                                                           ==============          =============
OPERATING INCOME (LOSS)
   By Region:
     The Americas                                                          $         73.1          $        80.4
     Europe, the Middle East & Africa                                                18.3                   22.4
     Asia/Pacific                                                                     9.0                    2.3
     Special charges related to cost savings initiative                              (0.5)                     -
                                                                           --------------          -------------
                                                                           $         99.9          $       105.1
                                                                           ==============          =============

   By Product Category:
     Skin Care                                                             $         42.9          $        38.8
     Makeup                                                                          49.9                   60.5
     Fragrance                                                                        5.1                   (1.0)
     Hair Care                                                                        3.9                    5.3
     Other                                                                           (1.4)                   1.5
     Special charges related to cost savings initiative                              (0.5)                     -
                                                                           --------------          -------------
                                                                           $         99.9          $       105.1
                                                                           ==============          =============


                         THE ESTEE LAUDER COMPANIES INC.

The following table presents certain consolidated earnings data as a percentage of net sales:



                                                                                          Three Months Ended
                                                                                             September 30
                                                                                   ----------------------------
                                                                                      2006              2005
                                                                                   -----------       ----------

Net sales                                                                               100.0%            100.0%
Cost of sales                                                                            26.9              28.0
                                                                                   ----------        ----------
Gross profit                                                                             73.1              72.0
Operating expenses:
   Selling, general and administrative                                                   66.9              65.0
                                                                                   ----------        ----------

Operating income                                                                          6.2               7.0
Interest expense, net                                                                     0.4               0.4
                                                                                   ----------        ----------
Earnings before income taxes, minority interest and discontinued
   operations                                                                             5.8               6.6
Provision for income taxes                                                                2.1               2.4
Minority interest, net of tax                                                            (0.1)             (0.1)
                                                                                   ----------        ----------

Net earnings from continuing operations                                                   3.6               4.1
Discontinued operations, net of tax                                                       0.0              (0.2)
                                                                                   ----------        ----------
Net earnings                                                                              3.6%              3.9%
                                                                                   ==========        ==========

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

First Quarter Fiscal 2007 as Compared with First Quarter Fiscal 2006

Net Sales

Net sales increased 6% or $96.4 million to $1,593.5 million due to growth in our hair care, skin care and make up product categories. The net increase reflects sales growth in all geographic regions. The Americas region and the skin care, makeup and fragrance categories were adversely impacted by fewer department store doors during the current year quarter as compared to the prior year quarter resulting from the merger of Federated Department Stores, Inc. and The May Department Stores Company. Excluding the impact of foreign currency translation, net sales increased 5%.

Product Categories

Skin Care
Net sales of skin care products increased 8% or $43.6 million to $567.0 million. Approximately $59 million in net sales came from recently launched products, such as Advanced Night Repair Concentrate Recovery Boosting Treatment, and the growth in net sales of certain existing products, such as Advanced Night Repair Eye Recovery Complex, Resilience Lift Extreme Ultra Firming products and Re-Nutriv Ultimate Lifting Serum from Estee Lauder, as well as products in the Clinique 3-Step System, Turnaround Concentrate Visible Skin Renewer, Turnaround 15-Minute Facial, and the Repairwear line of products by Clinique. These improvements were partially offset by approximately $25 million of lower sales from the Resilience Lift, Idealist and Perfectionist lines of products by Estee Lauder, as well as Total Turnaround Visible Skin Renewer by Clinique. Excluding the impact of foreign currency translation, skin care net sales increased 7%.

                         THE ESTEE LAUDER COMPANIES INC.

Makeup
Makeup net sales increased 7% or $41.9 million to $646.8 million reflecting growth from our makeup artist brands of approximately $47 million. This increase was supported by new product launches which included Plushglass lip gloss, as well as M.A.C Viva Glam VI lip products, the proceeds of which are donated to AIDS-related charities. The growth was partially offset by weaknesses in our core brands and, as discussed above, the impact in the United States of fewer doors due to retailer consolidation. Excluding the impact of foreign currency translation, makeup net sales increased 6%.

Fragrance
Net sales of fragrance products decreased 1% or $3.9 million to $289.3 million as we continue to be challenged in this product category, particularly in the United States. Lower net sales volumes of True Star Men by Tommy Hilfiger, which launched in the prior-year period, and Estee Lauder Beyond Paradise, True Star by Tommy Hilfiger, Lauder Beyond Paradise Men, DKNY Be Delicious as well as declines across various other fragrance franchises contributed to the decrease of approximately $47 million. Substantially offsetting these decreases were the recent launches of DKNY Red Delicious and DKNY Red Delicious Men, Pure White Linen from Estee Lauder, Unforgivable by Sean John and Youth Dew Amber Nude from Tom Ford for Estee Lauder, as well as the initial rollout of Donna Karan Gold of approximately $43 million. Excluding the impact of foreign currency translation, fragrance net sales decreased 3%.

Hair Care
Hair care net sales increased 17% or $12.0 million to $82.4 million, primarily due to growth from Bumble and bumble and Aveda products. Bumble and bumble net sales benefited from growth in our existing salon distribution and new points of distribution. Aveda net sales increases benefited from the recent launch of Color Conserve Strengthening Treatment, strong demand for color products and from the recent acquisition of a distributor. Excluding the impact of foreign currency translation, hair care net sales increased 16%.

Geographic Regions
Net sales in the Americas increased 2% or $19.5 million to $900.5 million. The increase was led by growth in the United States of approximately $44 million from our makeup artist and hair care brands, our internet distribution, and the recent launch of the Unforgivable fragrance by Sean John. Partially offsetting this growth was approximately $24 million related to weaknesses in certain of our core brands as a result of competitive pressures and retailer consolidation. We expect these factors to continue to affect sales, with the impact of retailer consolidations easing during the second half of fiscal 2007. The prior-year period results were weakened by severe weather conditions, as well as rising gas prices, which we believed adversely influenced consumer spending habits. Net sales growth in Canada, Latin America and Mexico contributed an additional $4 million to the increase.

In Europe, the Middle East & Africa, net sales increased 13% or $54.4 million to $471.9 million, reflecting growth throughout the region led by the United Kingdom, our travel retail business, Germany, Spain, Russia and Italy. In the prior-year period, net sales in certain markets were adversely impacted by temporary disruptions due to the transition to a new regional inventory center in Belgium. On a local currency basis, net sales in Europe, the Middle East & Africa increased 10%.

Net sales in Asia/Pacific increased 11% or $22.5 million to $221.1 million. This increase reflected higher net sales of approximately $19 million in Korea, China, Hong Kong and Australia. Korea and China benefited from increased points of distribution as well as continued success of the makeup artist brands which also contributed to the positive results in Hong Kong. Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 11%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

Cost of Sales

Cost of sales as a percentage of total net sales decreased to 26.9% as compared with 28.0% in the prior period. Cost of sales as a percentage of net sales reflected a decrease in the level and timing of promotions of 50 basis points, a decrease in obsolescence charges of approximately 40 basis points, a favorable change in the mix of our business of approximately 30 basis points and the effect of exchange rates of 20 basis points. Partially offsetting these improvements by 40 basis points were unfavorable changes in manufacturing variances.

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

Operating Expenses

Operating expenses increased to 66.9% of net sales as compared with 65.0% of net sales in the prior period. The increase in operating expense margin reflected our planned shift from promotional spending, which is captured in our cost of sales, to advertising, merchandising and sampling. Higher levels of spending provided support to the national nameplate change at Macy's in the United States, new product launches and growing and developing brands. We also incurred higher charitable contributions associated with the increased sales of our M.A.C Viva Glam products. Collectively, these activities contributed approximately 90 basis points to the increase in our operating expense margin. An increase of approximately 50 basis points in selling expenses reflected higher demonstration, field selling and training costs in support of our business endeavors, as well as investments in new channel initiatives. Approximately 40 basis points of the increase related to the combination of a charge incurred in anticipation of the settlement of an employment matter, incremental spending related to our strategic modernization initiative and stock-based compensation.

Changes in advertising, sampling and merchandising spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

Operating Results

Based on the growth of net sales, the decreases in our cost of sales and the increase in operating expense margins as previously discussed, operating income decreased 5%, or $5.2 million, to $99.9 million as compared with the prior period. Operating margins were 6.0% of net sales in the current period as compared with 7.0% in the prior period.

Product Categories
Fragrance operating results increased over 100%, or $6.1 million, reflecting our ongoing effort to balance sales levels with continued spending in support of our fragrances at the point of sale. Operating results increased 11% or $4.1 million in skin care reflecting higher net sales, which outpaced the increase of our spending in this category. Makeup results declined 18%, or $10.6 million, reflecting challenges among certain core brands, the impact of retailer consolidation, the increased cost associated with the M.A.C Viva Glam campaigns and the charge incurred in anticipation of the settlement of an employment matter. Hair care operating income decreased 26%, or $1.4 million, primarily reflecting spending in support of new distribution points, product launches and expenses related to our strategic modernization initiative.

Geographic Regions
Operating income in the Americas decreased 9% or $7.3 million to $73.1 million. These results were impacted adversely by approximately $21 million, collectively, due to the reduced sales levels attributable to retailer consolidations coupled with our strategic investments to further build new and existing brands, as well as the charge incurred in anticipation of the settlement of an employment matter. Offsetting these declines was the combined positive effect of continued growth from our makeup artist brands and internet distribution as well as cost-control efforts from certain core brands of approximately $20 million. The prior-year period results were weakened by severe weather conditions, as well as rising gas prices, which we believed adversely influenced consumer spending habits.

In Europe, the Middle East & Africa, operating income decreased 18% or $4.1 million to $18.3 million primarily due to lower results in France, the United Kingdom, our distributor business and Switzerland of approximately $9 million, collectively. Improved results in Germany and Italy of approximately $6 million partially offset those decreases. Although sales increased throughout the region, particularly in the United Kingdom and from our travel retail business, the decreases in profitability reflected our continuing efforts to support our brands through advertising, merchandising and sampling as well as higher selling expenses.

In Asia/Pacific, operating income increased over 200% or $6.7 million to $9.0 million. Improved results in China coupled with positive results from Australia and Korea contributed approximately $7 million, collectively. Slightly offsetting the increase were lower contributions of approximately $1 million from Taiwan and Japan.

                         THE ESTEE LAUDER COMPANIES INC.

Interest Expense, Net

Net interest expense was $6.7 million as compared with $5.6 million in the prior period. The increase in net interest expense was primarily due to reduced interest income generated from lower cash balances partially offset by the capitalization of interest expenses on internally developed software in connection with the upgrade of our information systems.

Provision for Income Taxes

The provision for income taxes represents Federal, foreign, state and local income taxes. The effective rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate will change from quarter to quarter based on non-recurring and recurring factors including, but not limited to, the geographical mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit settlements and the interaction of various global tax strategies. The effective rate for income taxes for the three months ended September 30, 2006 was 35.9% as compared with 36.0% in the prior period. The change in the effective income tax rate of 10 basis points primarily reflects the positive impact attributable to the tax effect of our foreign operations (40 basis points) partially offset by a decrease in tax credits (20 basis points).

Discontinued Operations

On September 30, 2005, we committed to a plan to sell and on April 10, 2006, we completed the sale of certain assets and operations of our reporting unit that marketed and sold Stila brand products. As such, $0.3 million of operating income and $3.3 million of operating loss, both net of tax, for the three months ended September 30, 2006 and 2005, respectively, are reflected as discontinued operations in the accompanying statements of earnings. The current year operating income resulted from us providing certain transitional distribution and online services as well as the manufacture and sale to the purchaser of a limited range of products. In addition, we provided transitional services related to certain information systems, accounting and other back office services to the purchaser in exchange for monthly service fees designed to recover the estimated costs of providing these transition services. Transitional services are expected to conclude in fiscal 2007.

Financial Condition
-------------------

Liquidity and Capital Resources

Our principal sources of funds historically have been cash flows from operations and borrowings under commercial paper, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad. At September 30, 2006, we had cash and cash equivalents of $180.7 million compared with $368.6 million at June 30, 2006.

At September 30, 2006, our outstanding borrowings of $643.0 million included:
(i) $236.9 million of 6% Senior Notes due January 2012 consisting of $250.0 million principal, unamortized debt discount of $0.6 million and a $12.5 million adjustment to reflect the fair value of an outstanding interest rate swap; (ii) $197.4 million of 5.75% Senior Notes due October 2033 consisting of $200.0 million principal and unamortized debt discount of $2.6 million; (iii) $152.3 million of outstanding short-term commercial paper payable through November 2006 at an average interest rate of 5.26%; (iv) a 3.0 billion yen short-term borrowing under a revolving credit facility (approximately $25.5 million at the exchange rate at September 30, 2006); (v) $6.8 million of capital lease obligations and (vi) $24.1 million of other short-term and long-term borrowings.

We have a $750.0 million commercial paper program under which we may issue commercial paper in the United States. Our commercial paper is currently rated A-1 by Standard & Poor's and P-1 by Moody's. Our long-term credit ratings are A+ with a stable outlook by Standard & Poor's and A1 with a stable outlook by Moody's. At September 30, 2006, we had $152.3 million of commercial paper outstanding, which we may refinance on a periodic basis as it matures at then prevailing market interest rates. We also have an effective shelf registration statement covering the potential issuance of up to an additional $300.0 million in debt securities and $151.8 million in additional uncommitted credit facilities, of which $22.1 million was used as of September 30, 2006.

                         THE ESTEE LAUDER COMPANIES INC.

We have an unused $600.0 million senior revolving credit facility that expires on May 27, 2010. The facility may be used for general corporate purposes, including financing working capital, and also as credit support for our commercial paper program. Up to the equivalent of $250 million of the facility is available for multi-currency loans. The interest rate on borrowings under the credit facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or 1/2% plus the Federal funds rate. The credit facility has an annual fee of $0.4 million, payable quarterly, based on our current credit ratings. As of September 30, 2006, we were in compliance with all related financial and other restrictive covenants, including limitations on indebtedness and liens.

We have a fixed rate promissory note agreement with a financial institution pursuant to which we may borrow up to $150.0 million in the form of loan participation notes through one of our subsidiaries in Europe. The interest rate on borrowings under this agreement is at an all-in fixed rate determined by the lender and agreed to by us at the date of each borrowing. At September 30, 2006, no borrowings were outstanding under this agreement. Debt issuance costs incurred related to this agreement were de minimis.

We have a 3.0 billion yen revolving credit facility that expires on March 24, 2009. The interest rate on borrowings under the credit facility is based on TIBOR (Tokyo Interbank Offered Rate) and a 10 basis point facility fee is incurred on the undrawn balance. The outstanding balance at September 30, 2006 ($25.5 million at the exchange rate at September 30, 2006) is classified as short-term debt on our consolidated balance sheet.

Our business is seasonal in nature and, accordingly, our working capital needs vary. From time to time, we may enter into investing and financing transactions that require additional funding. To the extent that these needs exceed cash from operations, we could, subject to market conditions, issue commercial paper, issue long-term debt securities or borrow under the revolving credit facility.

Total debt as a percent of total capitalization was 29% at September 30, 2006 and 24% at June 30, 2006.

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

Cash Flows
Net cash used for operating activities from continuing operations was $70.1 million during the three months ended September 30, 2006 as compared with net cash used of $61.6 million in the prior period. The net cash flows used for operating activities held steady during the three-month period reflecting our efforts to balance our working capital components, specifically accounts receivable, accounts payable and other accrued liabilities.

Net cash used for investing activities was $124.3 million during the three months ended September 30, 2006 compared with $45.8 million in the prior period. The increase in cash flows used for investing activities during the fiscal 2007 quarter primarily reflected the cash payment related to the acquisition of the remaining minority equity interest in the Bumble & bumble business, and to a lesser extent, Aveda distributor acquisitions. Capital expenditures also increased in the fiscal 2007 quarter primarily reflecting our continuing company-wide initiative to upgrade our information systems, which was initiated in fiscal 2005. For the fiscal 2006 quarter, the use of cash primarily reflected capital expenditures.

Net cash provided by financing activities was $6.7 million during the three months ended September 30, 2006 compared to net cash used for financing activities of $53.3 million in the prior period. This change from the prior period primarily reflected an increase in commercial paper borrowings, and to a lesser extent, a decrease in proceeds from the exercise of stock options and more cash used for share repurchases than in the same period a year ago.

                         THE ESTEE LAUDER COMPANIES INC.


Dividends
Total dividends declared for the three months ended September 30, 2005 represented dividends on the 2015 Preferred Stock of $0.4 million. These dividends were characterized as interest expense in the accompanying consolidated statements of earnings for the three months ended September 30, 2005. The 2015 Preferred Stock was redeemed in October 2005.

On October 25, 2006, the Board of Directors declared an annual dividend of $.50 per share on our Class A and Class B Common Stock. The dividend will be paid on December 27, 2006 to stockholders of record at the close of business on December 8, 2006.

Share Repurchase Program
We are authorized by the Board of Directors to repurchase up to 48.0 million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. As of September 30, 2006, the cumulative total of acquired shares pursuant to the authorization was 41.6 million, reducing the remaining authorized share repurchase balance to
6.4 million. During the first three months of fiscal 2007, we purchased approximately 3.0 million shares for $110.5 million as outlined in the following table:

                                                                      Total Number of          Maximum Number of
                                                                    Shares Purchased as         Shares that May
                         Total Number of       Average Price          Part of Publicly         Yet Be Purchased
             Period      Shares Purchased      Paid Per Share       Announced Program(1)       Under the Program
--------------------    ------------------    -----------------    -----------------------    --------------------
          July 2006                      -                   -                          -               9,391,600
        August 2006              1,655,000              $35.83                  1,655,000               7,736,600
     September 2006              1,344,800              $38.11                  1,344,800               6,391,800
                        ------------------                         -----------------------
                                 2,999,800              $36.85                  2,999,800               6,391,800
                        ==================                         =======================

(1) The publicly announced repurchase program was last increased by 20.0 million shares on May 18, 2005. The initial program covering the repurchase of 8.0 million shares was announced in September 1998 and increased by 10.0 million shares on both May 11, 2004 and October 30, 2002. As of October 20, 2006, we puchased an additional 0.2 million shares for $8.0 million, bringing the cumulative total of acquired shares to 41.8 million.

Commitments and Contingencies
During the first quarter of fiscal 2007, we purchased the remaining minority equity interest in Bumble and Bumble Products, LLC and Bumble and Bumble, LLC.

Contractual Obligations
Since June 30, 2006, we made additional commitments pursuant to employment agreements of approximately $24 million, which are expected to be paid through fiscal 2010.

Pension Plan Funding
During the first quarter of fiscal 2007, the Pension Protection Act of 2006 was adopted into law in the United States. Certain provisions of this Act changed the calculation related to the maximum contribution amount deductible for income tax purposes. As a result of these provisions, we now expect to make discretionary contributions of $20.0 million to our trust-based noncontributory qualified defined benefit pension plan in fiscal 2007. We previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, that we did not expect to make any contributions to this plan during fiscal 2007.

Derivative Financial Instruments and Hedging Activities
There have been no significant changes to our derivative financial instruments and hedging activities as discussed in our Annual Report on Form 10-K for the year ended June 30, 2006.

                         THE ESTEE LAUDER COMPANIES INC.

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

As a matter of policy, we only enter into contracts with counterparties that have at least an "A" (or equivalent) credit rating. The counterparties to these contracts are major financial institutions. We do not have significant exposure to any one counterparty. Our exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss under these hedging contracts is remote and in any event would not be material to the consolidated financial results. The contracts have varying maturities through the end of June 2007. Costs associated with entering into such contracts have not been material to our consolidated financial results. We do not utilize derivative financial instruments for trading or speculative purposes. At September 30, 2006, we had foreign currency contracts in the form of forward exchange contracts and option contracts in the amount of $684.4 million and $52.9 million, respectively. The foreign currencies included in forward exchange contracts (notional value stated in U.S. dollars) are principally the Euro ($196.7 million), Swiss franc ($96.2 million), British pound ($78.0 million), Japanese yen ($55.3 million), Canadian dollar ($53.6 million), Australian dollar ($49.8 million) and South Korean won ($24.6 million). The foreign currencies included in the option contracts (notional value stated in U.S. dollars) are principally the Canadian dollar ($17.7 million), Euro ($15.9 million), Japanese yen ($10.4 million) and British pound ($8.9 million).

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

We have an interest rate swap agreement with a notional amount of $250.0 million to effectively convert fixed interest on the existing $250.0 million 6% Senior Notes to variable interest rates based on LIBOR. We designated the swap as a fair-value hedge. As of September 30, 2006, the fair-value hedge was highly effective, in all material respects.

Market Risk
Using the value-at-risk model, as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, our average value-at-risk, calculated for the most recent twelve months, is $11.4 million related to our foreign exchange contracts. As of September 30, 2006, our average value-at-risk related to our interest rate contracts for the twelve month period for which these contracts were outstanding was $6.9 million. There have been no significant changes in market risk since June 30, 2006 that would have a material effect on our calculated value-at-risk exposure, as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Off-Balance Sheet Arrangements
We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

                         THE ESTEE LAUDER COMPANIES INC.

Critical Accounting Policies

As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. Our most critical accounting policies relate to revenue recognition, concentration of credit risk, inventory, pension and other postretirement benefit costs, goodwill and other intangible assets, income taxes, derivatives and stock-based compensation. Since June 30, 2006, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157") to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). SFAS No. 157 becomes effective for us in our fiscal year ending June 30, 2009. We are currently evaluating the impact of the provisions of SFAS No. 157 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires employers to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. Previous standards required employers to disclose the complete funded status of its plans only in the notes to the financial statements. Additionally, SFAS No. 158 requires employers to measure plan assets and obligations at their year-end balance sheet date. We will adopt SFAS No. 158 prospectively, as of the end of the current fiscal year, as required.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108") to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year's ending balance sheet. SAB No. 108 will become effective for us in our fiscal year ending June 30, 2007. We are currently evaluating the impact of the provisions of SAB No. 108 on our consolidated financial statements.

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

                         THE ESTEE LAUDER COMPANIES INC.

     (13) changes in product mix to products which are less profitable;

     (14) our ability to acquire, develop or implement new information and distribution technologies, on a timely basis and within our cost estimates;

     (15) our ability to capitalize on opportunities for improved efficiency, such as publicly-announced cost-savings initiatives and the success of Stila under new ownership, and to integrate acquired businesses and realize value therefrom;

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

Item 4. Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2006 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On March 30, 2005, the United States District Court for the Northern District of California entered into a Final Judgment approving the settlement agreement we entered into in July 2003 with the plaintiffs, the other Manufacturer Defendants (as defined below) and the Department Store Defendants (as defined below) in a consolidated class action lawsuit that had been pending in the Superior Court of the State of California in Marin County since 1998. On April 29, 2005, notices of appeal were filed by representatives of two members of the purported class of consumers. One of those appeals has since been withdrawn. If the appeal is resolved satisfactorily, the Final Judgment will result in the plaintiffs' claims being dismissed, with prejudice, in their entirety in both the Federal and California actions. There has been no finding or admission of any wrongdoing by us in this lawsuit. We entered into the settlement agreement solely to avoid protracted and costly litigation. In connection with the settlement agreement, the defendants, including the Company, will provide consumers with certain free products and pay the plaintiffs' attorneys' fees. To meet its obligations under the settlement, we took a special pre-tax charge of $22.0 million, or $13.5 million after-tax, equal to $.06 per diluted common share in the fourth quarter of fiscal 2003. At September 30, 2006, the remaining accrual balance was $16.3 million. The charge did not have a material adverse effect on our consolidated financial condition. In the Federal action, the plaintiffs, purporting to represent a class of all U.S. residents who purchased prestige cosmetics products at retail for personal use from eight department stores groups that sold such products in the United States (the "Department Store Defendants"), alleged that the Department Store Defendants, the Company and eight other manufacturers of cosmetics (the "Manufacturer Defendants") conspired to fix and maintain retail prices and to limit the supply of prestige cosmetics products sold by the Department Store Defendants in violation of state and Federal laws. The plaintiffs sought, among other things, treble damages, equitable relief, attorneys' fees, interest and costs.

In 1999, the Office of the Attorney General of the State of New York (the "State") notified the Company and ten other entities that they had been identified as potentially responsible parties ("PRPs") with respect to the Blydenburgh landfill in Islip, New York. Each PRP may be jointly and severally liable for the costs of investigation and cleanup, which the State estimated in 2006 to be approximately $19.7 million for all PRPs. In 2001, the State sued other PRPs (including Hickey's Carting, Inc., Dennis C. Hickey and Maria Hickey, collectively the "Hickey Parties"), in the U.S. District Court for the Eastern District of New York to recover such costs in connection with the site, and in September 2002, the Hickey Parties brought contribution actions against the Company and other Blydenburgh PRPs. These contribution actions seek to recover, among other things, any damages for which the Hickey Parties are found liable in the State's lawsuit against them, and related costs and expenses, including attorneys' fees. In June 2004, the State added the Company and other PRPs as defendants in its pending case against the Hickey Parties. In April 2006, the Company and other defendants added numerous other parties to the case as third-party defendants. The Company and certain other PRPs have engaged in settlement discussions which to date have been unsuccessful. Settlement negotiations with the new third-party defendants, the State, the Company and other defendants began in July 2006. We have accrued an amount which we believe would be necessary to resolve our share of this matter. If settlement discussions are not successful, we intend to vigorously defend the pending claims. While no assurance can be given as to the ultimate outcome, management believes that the resolution of the Blydenburgh matters will not have a material adverse effect on our consolidated financial condition.

                         THE ESTEE LAUDER COMPANIES INC.

                           PART II. OTHER INFORMATION

On March 30, 2006, a purported securities class action complaint captioned Thomas S. Shin, et al. v. The Estee Lauder Companies Inc., et al., was filed against the Company and certain of our officers and directors (collectively the "Defendants") in the United States District Court for the Southern District of New York. The complaint alleged that the Defendants made statements during the period April 28, 2005 to October 25, 2005 in press releases, the Company's public filings and during conference calls with analysts that were materially false and misleading and that artificially inflated the price of the Company's stock. The complaint alleged claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint also asserted that during the class period, certain executive officers and the trust for the benefit of a director sold shares of our Class A Common Stock at artificially inflated prices. Three additional purported securities class action complaints were subsequently filed in the United States District Court for the Southern District of New York containing similar allegations. On July 10, 2006, the Court consolidated these actions under the caption In re: Estee Lauder Companies Securities Litigation, appointed lead plaintiff, and approved the selection of lead counsel. A consolidated amended complaint addressing the same issues as the original complaint was filed on September 8, 2006. The Defendants plan to file a motion to dismiss the amended complaint on or before November 7, 2006. The Defendants believe that the claims asserted in the consolidated amended complaint are without merit and they intend to defend the consolidated action vigorously.

On April 10, 2006, a shareholder derivative action complaint captioned Miriam Loveman v. Leonard A. Lauder, et al., was filed against certain of our officers and all of our directors as of that date (collectively the "Derivative Action Defendants") in the United States District Court for the Southern District of New York. The complaint alleges that the Derivative Action Defendants breached their fiduciary duties to the Company based on the same alleged course of conduct identified in the complaint described above. On May 4, 2006, the derivative action was reassigned to the judge assigned to the consolidated securities action. On September 1, 2006, the Derivative Action Defendants filed a motion to dismiss and are awaiting a response by the plaintiff. The defendants believe that this complaint is without merit and intend to defend the action vigorously.

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

During the three months ended September 30, 2006, the holders set forth in the table converted shares of Class B Common Stock into Class A Common Stock on the dates set forth in the table below:

   Stockholder That Converted                                  Number of Shares
 Class B Common Stock to Class                                    Converted/
         A Common Stock               Date of Conversion           Received
 -------------------------------    ---------------------    ------------------
        Ronald S. Lauder              September 29, 2006            500,000


Share Repurchase Program

Information required by this item is set forth in Part I Item 2 of this Quarterly Report on Form 10-Q under the caption "Liquidity and Capital Resources
- Share Repurchase Program' and is incorporated herein by reference.

Item 6. Exhibits.

   Exhibit
   Number                              Description
   ------                              -----------

   10.1 Form of Performance Share Unit Award Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (attached as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on September 25, 2006). *+

   10.2 Form of Restricted Stock Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (attached as Exhibit 10.5 to the Company's Current Report on Form 8-K filed on September 25, 2006). *+

   10.3 Form of Restricted Stock Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (attached as Exhibit 10.6 to the Company's Current Report on Form 8-K filed on September 25, 2006). *+

   10.4   Employment Agreement with Richard W. Kunes. +

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


                                        THE ESTEE LAUDER COMPANIES INC.



Date:  October 25, 2006                 By:           /s/Richard W. Kunes
                                                     ---------------------------
                                                         Richard W. Kunes
                                                      Executive Vice President
                                                     and Chief Financial Officer
                                                      (Principal Financial and
                                                        Accounting Officer)

                         THE ESTEE LAUDER COMPANIES INC.

                                INDEX TO EXHIBITS


   Exhibit
   Number                              Description
   ------                              -----------

   10.1 Form of Performance Share Unit Award Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (attached as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on September 25, 2006). *+

   10.2 Form of Restricted Stock Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (attached as Exhibit 10.5 to the Company's Current Report on Form 8-K filed on September 25, 2006). *+

   10.3 Form of Restricted Stock Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (attached as Exhibit 10.6 to the Company's Current Report on Form 8-K filed on September 25, 2006). *+

   10.4   Employment Agreement with Richard W. Kunes. +

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

Exhibit 10.4
                              EMPLOYMENT AGREEMENT
                              --------------------

    THIS AGREEMENT ("Agreement"), dated as of July 1, 2006, between THE ESTEE LAUDER COMPANIES INC., a Delaware corporation (the "Company"), and RICHARD W. KUNES, a resident of [ADDRESS] (the "Executive" or "you"),

                              W I T N E S S E T H:
                              --------------------

     WHEREAS, the Company and its subsidiaries are principally engaged in the business of manufacturing, marketing and selling skin care, makeup, fragrance and hair care products and related services (the "Business"); and

     WHEREAS, the Company and the Executive are parties to an employment agreement dated as of July 1, 2003; and

     WHEREAS, the Company desires to continue to retain the services of the Executive as Executive Vice President, Chief Financial Officer and the Executive desires to provide services in such capacity to the Company, upon the terms and subject to the conditions hereinafter set forth; and

     WHEREAS, the Compensation Committee of the Board of Directors of the Company (the "Compensation Committee") and the Stock Plan Subcommittee of the Compensation Committee have approved the terms of this Agreement; and

     NOW, THEREFORE, in consideration of the foregoing and of the mutual covenants and obligations hereinafter set forth, the parties hereto, intending to be legally bound, hereby agree as follows:

     1. Employment Term.
        ----------------
     The Company hereby agrees to employ the Executive, and the Executive hereby agrees to enter into employment, as Executive Vice President, Chief Financial Officer of the Company for the period commencing on July 1, 2006 and ending June 30, 2009 unless terminated sooner pursuant to Section 6 hereof (the "Term of Employment"). The twelve-month period commencing on July 1, 2006 and ending on June 30, 2007 shall be the "First Contract Year" hereunder, and subsequent twelve-month periods shall be subsequent Contract Years.

     2. Duties and Extent of Services.
        ------------------------------
     (a) During the Term of Employment, the Executive shall serve as Executive Vice President, Chief Financial Officer of the Company reporting to the Chief Executive Officer, and, in such capacity, shall render such executive, managerial, administrative and other services as customarily are associated with and incident to such position, and as the Company may, from time to time, reasonably require of him consistent with such position.

     (b) The Executive shall also hold such other positions and executive offices of the Company and/or of any of the Company's subsidiaries or affiliates as may from time to time be agreed by the Executive or assigned by the Chief Executive Officer or the Executive's direct supervisor if not the Chief Executive Officer, or the Board of Directors, provided that each such position shall be commensurate with the Executive's standing in the business community as Executive Vice President, Chief Financial Officer. The Executive shall not be entitled to any compensation other than the compensation provided for herein for serving during the Term of Employment in any other office or position of the Company or any of its subsidiaries or affiliates, unless the Board of Directors of the Company or the appropriate committee thereof shall specifically approve such additional compensation.

     (c) The Executive shall be a full-time employee of the Company and shall exclusively devote all his business time and efforts faithfully and competently to the Company and shall diligently perform to the best of his ability all of the duties required of him as Executive Vice President, Chief Financial Officer, and in the other positions or offices of the Company or its subsidiaries or affiliates assigned to him hereunder. Notwithstanding the foregoing provisions of this section, the Executive may serve as a non-management director of such business corporations (or in a like capacity in other for-profit or not-for-profit organizations) as the Chief Executive Officer or the Board of Directors of the Company may approve, such approval not to be unreasonably withheld.

     (d) The Executive shall comply with the Company's stock ownership guidelines applicable to the Executive as they may be implemented and/or amended by the Board of Directors or the Compensation Committee of the Board of Directors.

     3.(a) Base Salary. As compensation for all services to be rendered pursuant to this Agreement and as payment for the rights and interests granted by Executive hereunder, the Company shall pay or cause any of its subsidiaries to pay the Executive a base salary (the "Base Salary") during the Term of Employment subject to the provisions of Section 3(c) below at the annualized rates not less than the following:

                    For The First Contract Year                $800,000.00

                    For The Second Contract Year               $835,000.00

                    For The Third Contract Year                $870,000.00

All amounts of Base Salary provided for hereunder shall be payable in accordance with the regular payroll policies of the Company in effect from time to time.

       (b) Incentive Bonus Compensation.   The Compensation Committee has
established for the Executive the target bonus payout for the aggregate opportunities that may be awarded in respect of each fiscal year of the Company under the Company's Executive Annual Incentive Plan or any subsequent Bonus Plan for executives that is approved by the stockholders of the Company (the "Bonus Plan") in respect of each Contract Year under this Agreement. The target bonus payout for the aggregate opportunities in respect of each Contract Year shall be no less than the following:

                    For The First Contract Year                $650,000.00

                    For The Second Contract Year               $675,000.00

                    For The Third Contract Year                $700,000.00

All such opportunities shall be subject to the terms and conditions of the Bonus Plan, which are incorporated herein by reference; provided, however, that the
                                                  --------  -------
bonus payout with respect to any
fiscal year shall be paid to Executive no later than the 15th day of the third month following the end of such fiscal year.

       (c) Deferral. The Executive may elect to defer payment of all or any part of his incentive bonus compensation payable in accordance with Section 3(b) hereof in respect of any Contract Year during the Term of Employment, by giving to the Company written notice thereof, on or before December 31 of the calendar year prior to the commencement of such Contract Year (or such earlier date as may be necessary to comply with the applicable tax laws and regulations); provided, however, in the case of incentive bonus compensation in respect of any Contract Year which qualifies as performance-based compensation (within the meaning of Prop. Reg. Section 1.409A-2(a)(7)) and is based upon a performance period of at least twelve (12) months, such notice can be given at any time prior to the date that is six (6) months prior to the end of the applicable performance period so long as the incentive bonus compensation is not substantially certain to be paid and readily ascertainable at the time such election is made. Additionally, in the event that in respect of any fiscal year of the Company any amount of Base Salary, any amount payable under the Bonus Plan or any other amount payable to the Executive hereunder or otherwise shall, either alone or in combination with other amounts payable hereunder or otherwise, result in the payment by the Company of any amount that shall not be currently deductible by it pursuant to the provisions of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), or like or successor provisions (a "Non-Deductible Amount"), the Company shall defer the payment of the Non-Deductible Amount. Any amounts so deferred, either by election of the Executive or by election of the Company, shall be credited to a bookkeeping account in the name of the Executive as of the date scheduled for payment hereunder (the "Deferred Compensation Account"). Such amounts shall be credited with interest as of each June 30 during the term of deferral, compounded annually, at a rate per annum equal to the annual rate of interest announced by Citibank N.A. in New York, New York as its base rate in effect on such June 30, but in no event shall such rate exceed 9%. The amounts credited to such bookkeeping account on or prior to December 31, 2004 and interest credited thereon shall be paid in cash to the Executive (or the Executive's designated beneficiary in the event of death; in each case subject to applicable withholding taxes) on a date to be chosen by the Company, but in no event later than ninety (90) days after the termination of the Executive's employment with the Company, unless the Executive requests prior to termination of his employment from the Company to continue the deferral of such payments until a later date or dates and the Company agrees to such request. The amounts credited to the Deferred Compensation Account after December 31, 2004 and interest credited thereon shall, subject to Section 6(l) hereof, be paid to the Executive (or to the Executive's designated beneficiary in the event of his death in each case subject to applicable withholding taxes) on, or as soon as practicable after, the date of the termination of the Executive's employment with the Company; provided that the Non-Deductible Amount shall be paid either at the earliest date at which the Company reasonably expects that the deduction will not be limited or eliminated by Section 162(m) of the Code or the calendar year in which the Executive's employment is terminated. The Company, in its sole discretion, may provide an investment facility for all or a portion of such deferred amounts, but shall not be required to do so.

    4. (a)  Equity-Based  Compensation.   In respect of each Contract Year,
the Company shall recommend to the Stock Plan Subcommittee of the Compensation Committee that the Executive be awarded under the terms and conditions of the Amended and Restated Fiscal 2002 Share Incentive Plan (the "Share Incentive Plan"), which are incorporated herein by reference, or successor plan and subject to the provisions of Section 6(k) below, equity-based compensation awards in accordance with the policies and procedures of the Company as in effect from time to time for its Executive Officers. The terms of such equity-based compensation awards shall be set forth in separate grant letters approved by the Stock Plan Subcommittee of the Compensation Committee. The recommended annual equity-based compensation awards shall be of an equivalent value to a grant of stock options with respect to 100,000 shares of the Company's Class A Common Stock determined in accordance with procedures generally utilized by the Company for its financial reporting at the time of grant.

       (b) Certain Conditions.   Executive acknowledges and agrees that any
grant of equity-based compensation otherwise provided for in this Section 4 shall be effective as provided herein only to the extent permitted by the Share Incentive Plan, and this Agreement shall not obligate the Company to adopt any successor plan providing for the grant of equity-based compensation. If authority over the Company's equity compensation programs is changed from the Stock Plan Subcommittee to the Compensation Committee (or other committee), then after such change, references herein to the Stock Plan Subcommittee shall be to the appropriate committee.

    5. Benefits.
       ---------

       (a) Standard Benefits. During the Term of Employment, the Executive shall be entitled to participate in all pension and retirement savings, fringe benefit and welfare plans, including life insurance, medical, health and accident, disability, and vacation plans and programs maintained by the Company from time to time for senior executives at a level commensurate with his position. The Executive acknowledges that participation in such programs may result in the receipt by him of additional taxable income.

       (b)  Perquisite  Reimbursement;  Financial  Counseling.   The Company
shall reimburse the Executive for the actual expenses incurred by him in connection with his professional standing, in accordance with the guidelines set out in the Company's executive perquisites program and upon presentation of proper expense statements or vouchers or such other supporting information as the Company may reasonably require of the Executive, within seventy-five (75) days after the end of the calendar year of presentment. In no event shall the gross amount of such reimbursements be greater than $15,000.00 in respect of any calendar year during the Term of Employment. Additionally, the Company will pay directly to the service provider following presentment of invoice(s) reasonably acceptable to the Company up to $5,000.00 per year for reasonable financial counseling services for the Executive. The Executive acknowledges that participation in such programs will result in the receipt by him of additional taxable income.

       (c)  Executive  Auto.   The  Executive  will  participate  in the
Executive Automobile Program of the Company, and may elect to be provided an automobile having an acquisition value of up to $50,000.00. Alternatively, the Executive may receive an automobile allowance in the gross monthly amount of $1,100.00. The Executive acknowledges that participation in this program will result in the receipt by him of additional taxable income.

       (d)  Expenses.   The  Company  agrees to  reimburse  the  Executive
for all reasonable and necessary travel (inclusive of first class air travel), business entertainment and other business out-of-pocket expenses incurred or expended by him in connection with the performance of his duties hereunder upon presentation of proper expense statements or vouchers or such other supporting information as the Company may reasonably require of the Executive.

       (e) Spousal  Travel.   The  Executive  may upon prior  approval of the
Chief Executive Officer or his or her designee arrange for his spouse or domestic partner to accompany him on up to two (2) business related travel itineraries per fiscal year, on a reasonable basis, at Company expense. Any reimbursement for such travel shall require presentation of proper expense statements or vouchers or such other supporting information as the Company may reasonably require of the Executive, and shall be payable within seventy-five
(75) days after the end of the calendar year of presentment. The Executive acknowledges that participation in this program will result in the receipt by him of additional taxable income.

       (f) Executive Term Life Insurance. During the Term of Employment, the Company shall continue to pay premiums on the existing term life insurance policy with a face amount of $5,000,000.00. Such obligation to pay premiums is subject to standard underwriting conditions. The Executive acknowledges that this coverage will result in the receipt by him of additional taxable income.

    6. Termination.
       -----------

       (a) Permanent  Disability.   In the event of the "permanent  disability"
(as hereinafter defined) of the Executive during the Term of Employment, the Company shall have the right, upon written notice to the Executive, to terminate the Executive's employment hereunder, effective upon the giving of such notice (or such later date as shall be specified in such notice). In the event of such termination, the Company shall have no further obligations hereunder, except that the Executive shall be entitled to receive (i) any accrued but unpaid salary and other amounts to which the Executive otherwise is entitled hereunder prior to the date of his termination of employment, in accordance with Section 3(a) and other applicable payment provisions herein; (ii) bonus compensation earned but not paid under Section 3(b) hereof that relates to any Contract Year ended prior to the date of his termination of employment, in accordance with
Section 3(b) hereof; (iii) a pro-rata portion of the annual bonus payout that the Executive would have been entitled to receive had he remained in employment through the end of the Contract Year during which termination due to permanent disability occurred, based on the portion of the Contract Year that has elapsed prior to such termination, and paid in accordance with Section 3(b) hereof; (iv) reimbursement for financial counseling services under Section 5(b) hereof for a period of one (1) year from the date of termination, in accordance with Section 5(b) hereof; and (v) his Base Salary under Section 3(a) hereof for a period of one (1) year from the date of termination as a result of permanent disability, in accordance with Section 3(a) hereof; provided, however, that the Company
                                        --------  -------
shall only be required to pay that amount of the Executive's Base Salary which shall not be covered by short-term disability payments or benefits or long-term disability payments or benefits, if any, to the Executive under any Company plan or arrangement. In addition, upon termination for permanent disability, the Executive shall continue to participate, to the extent permitted by applicable law and regulations and the applicable benefit plan, program or arrangement, in any and all qualified and non-qualified pension and qualified retirement savings, healthcare, life insurance and accidental death and dismemberment insurance benefit plans, programs or arrangements of the Company during the period the Executive is continuing to receive his Base Salary in accordance with this Section 6(a) (the "Disability Continuation Period"); provided, however,
                                                          --------  -------
that if and to the extent the Executive is not permitted to participate in the Company's plans, programs or arrangements as described in the foregoing clause by reason of the Executive being subject to a six-month delay of payments following termination of employment, as provided in Section 6(l) herein, then the Company shall provide to the Executive, subject to Section 6(l), cash payments, in accordance with the regular payroll policies of the Company in effect from time to time, equal to the 409A Replacement Payment (as defined in Section 6(c)) with respect to the Disability Continuation Period. Thereafter, the Executive's rights to participate in such programs and plans, or to receive similar coverage, if any, shall be as determined under such programs. Except as otherwise provided in this Section 6(a), the Company will have no further obligations under Sections 3, 4 and 5 hereof or otherwise. For purposes of this
Section 6(a), "permanent disability" means any disability as defined under the Company's applicable disability insurance policy or, if no such policy is available, any physical or mental disability or incapacity that renders the Executive incapable of performing the services required of him in accordance with his obligations under Section 2 hereof for a period of six (6) consecutive months or for shorter periods aggregating six (6) months during any twelve-month period.

       (b) Death.   In the event of the death of the  Executive  during the Term of Employment, Executive's employment and this Agreement shall automatically terminate. In the event of such termination the Company shall have no further obligations hereunder, except to pay the Executive's beneficiary or legal representative (i) any accrued but unpaid salary and other amounts to which the Executive otherwise is entitled hereunder prior to the date of his death, in accordance with Section 3(a) and other applicable payment provisions herein;
(ii) bonus compensation earned but not paid under Section 3(b) hereof that relates to any Contract Year ended prior to the date of his death, in accordance with Section 3(b) hereof; (iii) a pro-rata portion of the annual bonus payout the Executive would have been entitled to receive had he remained in the employ of the Company through the end of the Contract Year during which termination due to his death occurred, based on the portion of the Contract Year that has elapsed prior to such termination, and paid in accordance with Section 3(b) hereof; (iv) reimbursement for financial counseling services under Section 5(b) hereof for a period of one (1) year from the date of termination, in accordance with Section 5(b) hereof; and (v) for a period of one (1) year from the date of his death, the Executive's Base Salary as established under Section 3(a) hereof as of the date of his death, in accordance with Section 3(a) hereof; provided,
                                                                     --------
however, that, except as otherwise provided in this Section 6(b), the Company
-------
will have no further obligations under Sections 3, 4 and 5 hereof or otherwise.

       (c)  Termination  Without  Cause.   The Company  shall have the right,
upon ninety (90) days prior written notice given to the Executive, to terminate the Executive's employment for any reason whatsoever (excluding for Cause (as defined below)). In the event of such termination, the Company shall have no further obligations hereunder, except that the Executive shall be entitled to
(i) receive any accrued but unpaid salary and other amounts to which the Executive otherwise is entitled hereunder prior to the date of his termination without Cause, in accordance with Section 3(a) and other applicable payment provisions herein; (ii) receive bonus compensation earned but not paid under
Section 3(b) hereof that relates to any Contract Year ended prior to the date of his termination without Cause, in accordance with Section 3(b) hereof; (iii) receive a pro-rata portion of the annual bonus payout that the Executive would have been entitled to receive had he remained in employment through the end of the Contract Year during which the termination without Cause occurred, based on the portion of the Contract Year that has elapsed prior to such termination, and paid in accordance with Section 3(b) hereof; (iv) receive as damages (A) for a period ending on a date two (2) years from the date of termination without Cause, in accordance with the regular payroll policies of the Company in effect from time to time, his Base Salary as established under and in accordance with
Section 3(a) hereof and (B) bonus compensation equal to fifty percent (50%) of the average of the actual annual bonuses paid or payable (with respect to completed Contract Years) to the Executive during the Term of Employment in accordance with Section 3(b) hereof, or, if such termination occurs prior to the payment of any bonus hereunder, $325,000.00; (v) receive reimbursement for financial counseling services under Section 5(b) hereof for a period of two (2) years from the date of termination, in accordance with Section 5(b) hereof;
and (vi) participate for a period ending on a date two (2) years from the date of termination without Cause (the "Without Cause Continuation Period"), to the extent permitted by applicable law and regulations and the applicable benefit plan, program or arrangement, in any and all qualified and non-qualified pension and qualified retirement savings, healthcare, life insurance and accidental death and dismemberment insurance benefit plans, programs or arrangements, on terms identical to those applicable to full-term senior officers of the Company; provided, however, that if and to the extent the Executive is not permitted to
--------  -------
participate in the Company's plans, programs or arrangements as described in the foregoing clause (vi) by reason of the Executive being subject to a six-month delay of payments following termination of employment, as provided in Section 6(l) herein, then the Company shall provide to the Executive, subject to Section 6(l), cash payments, in accordance with the regular payroll policies of the Company in effect from time to time, equal to the sum of (x) the Company's actual cost of providing (absent employee contribution or premium cost) to the Executive healthcare (including for his eligible dependents), life insurance and accidental death and dismemberment benefits during such Without Cause Continuation Period (or other period as expressly provided herein), (y) the maximum qualified defined contribution retirement savings plan match for pre-tax and after-tax contributions allowable by the plan and by applicable laws and regulations for each year during the Without Cause Continuation Period (or other period as expressly provided herein), and (z) the excess of the benefit that would have been received by the Executive had he been credited with additional years of age and service equal to the Without Cause Continuation Period (or other period as expressly provided herein) over the actual benefit to which the
                                           ----
Executive is entitled, in each case, under any and all qualified and non-qualified Company defined benefit pension plans and qualified defined contribution retirement savings plans in which the Executive participates as of the date of termination of employment, calculated as of and based upon the Executive's date of termination (such sum, the "409A Replacement Payment"). Except as otherwise provided in this Section 6(c), the Company will have no further obligations under Sections 3, 4 and 5 hereof or otherwise. In the event of termination pursuant to this Section 6(c), the Executive shall not be required to mitigate his damages hereunder.

       (d)  Cause.   The  Company  shall have the  right,  upon  notice to the
Executive, to terminate the Executive's employment under this Agreement for "Cause" (as defined below), effective upon the Executive's receipt of such notice (or such later date as shall be specified in such notice), and the Company shall have no further obligations hereunder, except to pay the Executive his accrued but unpaid salary, in accordance with Section 3(a) hereof, and provide the Executive with any benefit under the employee benefit programs and plans of the Company as determined under such programs and plans upon and as of such a termination for Cause. Except as otherwise provided in this Section 6(d), the Company will have no further obligations under Sections 3, 4 and 5 hereof or otherwise.

         For purposes of this Agreement, "Cause" means:

            (i) a material breach of, or the willful failure or refusal by the Executive to perform and discharge duties or obligations he has agreed to perform or assume under this Agreement (other than by reason of disability or death) that, if capable of correction, is not corrected within ten (10) business days following notice thereof to the Executive by the Company, such notice to state with specificity the nature of the breach, failure or refusal;

            (ii) willful misconduct by the Executive, unrelated to the Company or any of its subsidiaries or affiliates, that could reasonably be anticipated to have a material adverse effect on the Company or any of its subsidiaries or affiliates (the determination of

Cause to be made by the Chief Executive Officer in his or her reasonable judgment or the Company's Board of Directors in its reasonable judgment);

            (iii) the Executive's gross negligence, whether related or unrelated to the business of the Company or any of its subsidiaries or affiliates which could reasonably be anticipated to have a material adverse effect on the Company or any of its subsidiaries or affiliates that, if capable of correction, is not corrected within ten (10) business days following notice thereof to the Executive by the Company, such notice to state with specificity the nature of the conduct complained of (the determination of Cause to be made by the Chief Executive Officer in his or her reasonable judgment or the Company's Board of Directors in its reasonable judgment);

            (iv) the Executive's failure to follow a lawful directive of the Chief Executive Officer or the Board of Directors of the Company that is within the scope of the Executive's duties for a period of ten (10) business days after notice from the Chief Executive Officer or the Board of Directors of the Company specifying the performance required;

            (v) any violation by the Executive of a policy contained in the Code of Conduct of the Company (the determination of Cause to be made by the Chief Executive Officer in his or her reasonable judgment or the Company's Board of Directors in its reasonable judgment);

            (vi) drug or alcohol abuse by the Executive that materially affects the Executive's performance of his duties under this Agreement; or

            (vii) conviction of, or the entry of a plea of guilty or nolo contendere by the Executive for, any felony.

       (e)  Termination by Executive.   The Executive shall have the right,
exercisable at any time during the Term of Employment, to terminate his employment for any reason whatsoever, upon ninety (90) days prior written notice to the Company. Upon such termination, the Company shall have no further obligations hereunder other than to (i) pay the Executive his accrued but unpaid salary, in accordance with Section 3(a) hereof; (ii) provide bonus compensation, if any, earned but not paid under Section 3(b) hereof that relates to any Contract Year ended prior to the date of such a termination by the Executive, in accordance with Section 3(b) hereof; and (iii) provide the Executive with any benefit under the employee benefit programs and plans of the Company as determined under such programs and plans upon and as of such a termination by the Executive. Except as otherwise provided in this Section 6(e), the Company will have no further obligations under Sections 3, 4 and 5 hereof or otherwise.

       (f)  Termination by Executive for Material  Breach.   The Executive
shall have the right, exercisable by notice to the Company, to terminate his employment effective ninety (90) days after the giving of such notice, if, at any time during the Term of Employment, the Company shall be in material breach of its obligations hereunder; provided, however, that such notice must be
                              --------  -------
provided to the Company within thirty (30) days of the date on which the Executive obtains knowledge or reasonably should obtain knowledge of such material breach; and provided further, that such termination will not become
                     -------- -------
effective if within thirty (30) days after receiving the notice the Company shall have cured all such material breaches of its obligations hereunder. For purposes of this Section 6(f), a material breach shall only be, (i) a material reduction in the Executive's authority, functions, duties or responsibilities provided in Section 2 hereof, or (ii) the Company's failure to pay any award that the Executive is entitled to receive pursuant to the terms of this Agreement. Such termination shall be deemed to be a termination without Cause and shall be controlled by the provisions of Section 6(c) hereof. Except as otherwise provided in this Section 6(f), the Company will have no further obligations under Sections 3, 4 and 5 hereof or otherwise.

       (g) Change of Control.
           -----------------

            (i) Definitions. For purposes of this Agreement,
                -----------

                (A) a  "Change  of  Control"  shall be  deemed  to have
                        -------------------
occurred upon any of the following events:

                    (1) a change in control of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14(A) promulgated under the Securities Exchange Act of 1934, as amended; or

                    (2) during any period of two (2) consecutive years, the individuals who at the beginning of such period constitute the Company's Board of Directors or any individuals who would be "Continuing Directors" (as defined below) cease for any reason to constitute a majority thereof; or

                    (3) the Company's Class A Common Stock shall cease to be publicly traded; or

                    (4) the Company's Board of Directors shall approve a sale of all or substantially all of the assets of the Company, and such transaction shall have been consummated; or

                    (5) the Company's Board of Directors shall approve any merger, exchange, consolidation, or like business combination or reorganization of the Company, the consummation of which would result in the occurrence of any event described in Section 6(g)(i)(A)(2) or (3) above, and such transaction shall have been consummated.

Notwithstanding the foregoing, (X) changes in the relative beneficial ownership among members of the Lauder family and family-controlled entities shall not, by itself, constitute a Change of Control of the Company, (Y) any spin-off of a division or subsidiary of the Company to its stockholders shall not constitute a Change of Control of the Company.

                (B) "Continuing Directors" shall mean (1) the directors in office on July 1, 2006 and (2) any successor to such directors and any additional director who after June 30, 2009 was nominated or selected by a majority of the Continuing Directors in office at the time of his or her nomination or selection.

                (C) "Good Reason" means the occurrence of any of the following, without the express written consent of the Executive, within two (2) years after the occurrence of a Change in Control:

                    (1) (a) the assignment to the Executive of any duties inconsistent in any material adverse respect with the Executive's position, authority or responsibilities as contemplated by Section 2 hereof, or (b) any other material adverse change in such position, including title, authority or responsibilities;

                    (2) any failure by the Company to comply with any provisions of Sections 3, 4 or 5 hereof, other than an insubstantial or inadvertent failure remedied by the Company promptly after receipt of notice thereof given by the Executive;

                    (3) the Company's requiring the Executive to be based at any office or location more than fifty (50) miles from that location at which he performed his services specified under the provisions of Section 2 immediately prior to the Change in Control, except for travel reasonably required in the performance of the Executive's responsibilities; or

                    (4) any failure by the Company to obtain the assumption and agreement to perform this Agreement by a successor as contemplated by
Section 14, unless such assumption occurs by operation of law.

            (ii) Termination for Good Reason.   Within two (2) years after the
occurrence of a Change of Control, the Executive may terminate his employment for Good Reason. Such termination shall be deemed to be a termination without Cause and shall be controlled by the provisions of Section 6(c) hereof. Except as otherwise provided in this Section 6(g)(ii), the Company will have no further obligations under Sections 3, 4 and 5 hereof or otherwise.

    (h) Certain Limitations.
        --------------------

            (i) Notwithstanding anything to the contrary contained herein, in the event that any amount or benefit paid or distributed to the Executive pursuant to this Agreement, taken together with any amounts or benefits otherwise paid or distributed to the Executive by the Company or any affiliated company (collectively, the "Covered Payments"), are or become subject to the tax (the "Excise Tax") imposed under Section 4999 of the Code, or any similar tax that may hereafter be imposed, the Covered Payments shall be reduced (but not below zero) until no portion of such payments would be subject to Excise Tax.

            (ii) For purposes of determining whether any of the Covered Payments will be subject to the Excise Tax and the amount of such Excise Tax,

                 (A) such Covered Payments will be treated as "parachute payments" to the extent they exceed the "2.99 base amount threshold" within the meaning of Section 280G of the Code, and all "parachute payments" in excess of the "base amount" (as defined under Section 280G(b)(3) of the Code) shall be treated as subject to the Excise Tax, unless, and except to the extent that, in the good faith judgment of the Company's independent certified public accountants appointed prior to the date of the change in ownership or control or tax counsel selected by such accountants (the "Accountants"), the Company has a reasonable basis to conclude that such Covered Payments (in whole or in part) either do not constitute "parachute payments" or are otherwise not subject to such Excise Tax, and

                 (B) the value of any non-cash benefits or any deferred payment or benefit shall be determined by the Accountants in accordance with the principles of Section 280G of the Code.


            (i) Non-Renewal. In the event the Company does not offer the Executive renewal of the Term of Employment on the basis of terms no less favorable, in the aggregate, than those pending at the time of the conclusion of the Term of Employment and, as a result, the Company terminates the Executive's employment with the Company ("Non-Renewal"), such termination shall be deemed to be a termination without Cause and shall be controlled by the provisions of Section 6(c) hereof. Except as otherwise provided in this Section 6(i), the Company will have no further obligations under Sections 3, 4 and 5 hereof or otherwise. This provision shall not apply if at the time for renewal any of (x) the Board of Directors, (y) the Compensation Committee and/or the Stock Plan Subcommittee of the Board of Directors or (z) the stockholders of the Company have changed the Company's policy regarding the use of written employment agreements for executives, the form of equity-based compensation, or the mix of cash and non-cash compensation.

                (j) Continued Employment Beyond the Non-Renewal or Expiration of the Term of Employment. Unless the parties otherwise agree in writing, continuation of Executive's employment with the Company beyond the non-renewal or expiration of the Term of Employment shall be deemed an employment-at-will and shall not be deemed to extend any of the provisions of this Agreement, and Executive's employment may thereafter be terminated at will by either Executive or the Company.

                (k) Effect of Termination. In addition to the foregoing, in the event that this Agreement shall be terminated pursuant to the provisions of subparagraphs 6(a), 6(b), 6(c), 6(f), 6(g) or 6(i) above, and the Executive is not considered to be retirement eligible under the terms and conditions of the Company's qualified defined benefit pension plan, if any, notwithstanding anything to the contrary contained in the Company's Share Incentive Plan or other similar equity plan, all stock options granted to the Executive during the Term of Employment shall become immediately exercisable and shall be exercisable until the earlier to occur of (A) the end of the stock option term as set forth in the applicable option agreement(s); or (B) the first anniversary of the date that Base Salary continuation payments end, after which all such option awards shall expire and be of no further force or effect. The vesting and exercisability provided for in the previous sentence shall be subject to all provisions relating to post-employment exercises set forth in the applicable Share Incentive Plan and option agreement(s). Subject to the preceding sentences, upon the termination of the Executive's employment hereunder for any reason, the Company shall have no further obligations hereunder, except as otherwise provided herein. The Executive, however, shall continue to have the obligations provided for in Sections 7 and 8 hereof. Furthermore, upon any such termination, the Executive shall be deemed to have resigned immediately from all offices and directorships held by him in the Company or any of its subsidiaries.

                (l) Section 409A of the Code. It is the intention of the parties to this Agreement that no payment or entitlement pursuant to this Agreement will give rise to any adverse tax consequences to the Executive under
Section 409A of the Code and Department of Treasury regulations and other interpretive guidance issued thereunder, including that issued after the date hereof (collectively, "Section 409A"). The Agreement shall be interpreted to that end and, consistent with that objective and notwithstanding any provision herein to the contrary, the Company may unilaterally take any action it deems necessary or desirable to amend any provision herein to avoid the application of or excise tax under Section 409A. Further, no effect shall be given to any provision herein in a manner that reasonably could be expected to give rise to adverse tax consequences under that provision. The Company shall from time to time compile a list of "specified employees" as defined in, and pursuant to, Prop. Reg. Section 1.409A-1(i) or any successor regulation. Notwithstanding any other provision herein, if the Executive is a specified employee on the date of termination, no payment of compensation under this Agreement shall be made to the Executive during the period lasting six (6) months from the date of termination unless the Company determines that there is no reasonable basis for believing that making such payment would cause the Executive to suffer any adverse tax consequences pursuant to Section 409A of the Code. If any payment to the Executive is delayed pursuant to the foregoing sentence, such payment instead shall be made on the first business day following the expiration of the six-month period referred to in the prior sentence. The Company shall consult with Executive in good faith regarding implementation of this Section 6(l); provided that neither the Company nor its employees
                   --------
or representatives shall have liability to the Executive with respect thereto.

       (m) Release of Claims. As a condition precedent to the receipt of payments and benefits pursuant to this Section, the Executive, or, in the case of his death or Disability that prevents the Executive from performing his obligation under this Section 6(m), his personal representative, and his beneficiary, if applicable, will execute an effective general release of claims against the Company and its subsidiaries and affiliates and their respective directors, officers, employees, attorneys and agents; provided, however, that
                                                      --------  -------
such effective release will not affect any right that the Executive, or in the event of his death, his personal representative or beneficiary, otherwise has to any payment or benefit provided for in this Agreement or to any vested benefits the Executive may have in any employee benefit plan of Company or any of its subsidiaries or affiliates, or any right the Executive has under any other agreement between the Executive and the Company or any of its subsidiaries or affiliates that expressly states that the right survives the termination of the Executive's employment.

    7. Confidentiality; Ownership.
       --------------------------

       (a) The Executive agrees that he shall forever keep secret and retain in strictest confidence and not divulge, disclose, discuss, copy or otherwise use or suffer to be used in any manner, except in connection with the Business of the Company, its subsidiaries or affiliates and any other business or proposed business of the Company or any of its subsidiaries or affiliates, any "Protected Information" in any "Unauthorized" manner or for any "Unauthorized" purpose (as such terms are hereinafter defined).

            (i)   "Protected    Information"    means   trade   secrets,
confidential or proprietary information and all other knowledge, know-how, information, documents or materials owned, developed or possessed by the Company or any of its subsidiaries or affiliates, whether in tangible or intangible form, pertaining to the Business or any other business or proposed business of the Company or any of its subsidiaries or affiliates, including, but not limited to, research and development, operations, systems, data bases, computer programs and software, designs, models, operating procedures, knowledge of the organization, products (including prices, costs, sales or content), processes, formulas, techniques, machinery, contracts, financial information or measures, business methods, business plans, details of consultant contracts, new personnel hiring plans, business acquisition plans, customer lists, business relationships and other information owned, developed or possessed by the Company or its subsidiaries or affiliates; provided that Protected Information shall not include information that becomes generally known to the public or the trade without violation of this Section 7.

            (ii) "Unauthorized" means: (A) in contravention of the policies or procedures of the Company or any of its subsidiaries or affiliates;
(B) otherwise inconsistent with the measures taken by the Company or any of its subsidiaries or affiliates to protect their interests in any Protected Information; (C) in contravention of any lawful instruction or directive, either written or oral, of an employee of the Company or any of its subsidiaries or affiliates empowered to issue such instruction or directive; or (D) in
contravention of any duty existing under law or contract. Notwithstanding anything to the contrary contained in this Section 7, the Executive may disclose any Protected Information to the extent required by court order or decree or by the rules and regulations of a governmental agency or as otherwise required by law or to his legal counsel and, in connection with a determination under
Section 6(h), to accounting experts; provided that the Executive shall provide
                                     --------
the Company with prompt notice of such required disclosure in advance thereof so that the Company may seek an appropriate protective order in respect of such required disclosure.

       (b) The Executive acknowledges that all developments, including, without limitation, inventions (patentable or otherwise), discoveries, formulas, improvements, patents, trade secrets, designs, reports, computer software, flow charts and diagrams, procedures, data, documentation, ideas and writings and applications thereof relating to the Business or any business or planned business of the Company or any of its subsidiaries or affiliates that, alone or jointly with others, the Executive may conceive, create, make, develop, reduce to practice or acquire during the Executive's employment with the Company or any of its subsidiaries or affiliates (collectively, the "Developments") are works made for hire and shall remain the sole and exclusive property of the Company. The Executive hereby assigns to the Company, in consideration of the payments set forth in Section 3(a) hereof, all of his right, title and interest in and to all such Developments. The Executive shall promptly and fully disclose all future material Developments to the Board of Directors of the Company and, at any time upon request and at the expense of the Company, shall execute, acknowledge and deliver to the Company all instruments that the Company shall prepare, give evidence and take all other actions that are necessary or desirable in the reasonable opinion of the Company to enable the Company to file and prosecute applications for and to acquire, maintain and enforce all letters patent and trademark registrations or copyrights covering the Developments in all countries in which the same are deemed necessary by the Company. All memoranda, notes, lists, drawings, records, files, computer tapes, programs, software, source and programming narratives and other documentation (and all copies thereof) made or compiled by the Executive or made available to the Executive concerning the Developments or otherwise concerning the Business or planned business of the Company or any of its subsidiaries or affiliates shall be the property of the Company or such subsidiaries or affiliates and shall be delivered to the Company or such subsidiaries or affiliates promptly upon the expiration or termination of the Term of Employment.

       (c) During the Term of Employment, the Company, its subsidiaries and affiliates shall have the exclusive right to use the Executive's name and image throughout the world in its advertising and promotional materials in connection with the advertising and promotion of the Company, its subsidiaries and affiliates, and their products. After the expiration of the Term of Employment, the Company, it subsidiaries and affiliates shall have the non-exclusive right in perpetuity to use the Executive's name and image throughout the world solely in connection with promotional materials related to the history of the Company, it subsidiaries and affiliates, and their products. The consideration for such rights is the payments set forth in Section 3(a) hereof. The rights conveyed hereby may be assigned by the Company, its subsidiaries or affiliates to a successor in the interest of the Company or the relevant subsidiary or affiliate or their businesses or product lines.

       (d)  The  provisions  of  this  Section  7  shall,   without  any
limitation as to time, survive the expiration or termination of the Executive's employment hereunder, irrespective of the reason for any termination.

    8. Covenant Not to Compete.   The Executive agrees that during the
Executive's employment with the Company or any of its subsidiaries or affiliates and for a period of two (2) years commencing upon the expiration or termination of the Executive's employment for any reason whatsoever (the "Non-Compete Period"), the Executive shall not, directly or indirectly, without the prior written consent of the Company:

       (a) solicit, entice, persuade or induce any employee, consultant, agent or independent contractor of the Company or of any of its subsidiaries or affiliates to terminate his, her or its employment with the Company or such subsidiary or affiliate, to become employed by any person, firm or corporation other than the Company or such subsidiary or affiliate or approach any such employee, consultant, agent or independent contractor for any of the foregoing purposes, or authorize or assist in the taking of any such actions by any third party (for purposes of this Section 8 (a), the terms "employee," "consultant," "agent" and "independent contractor" shall include any persons with such status at any time during the six (6) months preceding any solicitation in question); or

       (b) directly or indirectly engage, participate, or make any financial investment in, or become employed by or render consulting, advisory or other services to or for any person, firm, corporation or other business enterprise, wherever located, which is engaged, directly or indirectly, in competition with the Business or any business of the Company or any of its subsidiaries or affiliates as conducted or any business proposed to be conducted at the time of the expiration or termination of the Executive's employment with the Company and its subsidiaries and affiliates; provided, however, that
                                                 --------  -------
nothing in this Section 8(b) shall be construed to preclude the Executive from making any investments in the securities of any business enterprise whether or not engaged in competition with the Company or any of its subsidiaries or affiliates, to the extent that such securities are actively traded on a national securities exchange or in the over-the-counter market in the United States or on any foreign securities exchange and represent, at the time of acquisition, not more than 3% of the aggregate voting power of such business enterprise.

    9.  Specific  Performance.   The Executive  acknowledges  that the services
to be rendered by the Executive are of a special, unique and extraordinary character and, in connection with such services, the Executive will have access to confidential information vital to the Company's Business and the other current or planned businesses of it and its subsidiaries and affiliates. By reason of this, the Executive consents and agrees that if the Executive violates any of the provisions of Sections 7 or 8 hereof, the Company and its subsidiaries and affiliates would sustain irreparable injury and that monetary damages would not provide adequate remedy to the Company and that the Company shall be entitled to have Section 7 or 8 hereof specifically enforced by any court having equity jurisdiction. Nothing contained herein shall be construed as prohibiting the Company or any of its subsidiaries or affiliates from pursuing any other remedies available to it or them for such breach or threatened breach, including the recovery of damages from the Executive. This provision shall, without any limitation as to time, survive the expiration or termination of the Executive's employment hereunder, irrespective of the reason for any termination.

    10.  Deductions and  Withholding.   The Executive  agrees that the Company
or its subsidiaries or affiliates, as applicable, shall withhold from any and all compensation paid to and required to be paid to the Executive pursuant to this Agreement, all Federal, state, local and/or other taxes which the Company determines are required to be withheld in accordance with applicable statutes or regulations from time to time in effect and all amounts required to be deducted in respect of the Executive's coverage under applicable employee benefit plans. For purposes of this Agreement and calculations hereunder, all such deductions and withholdings shall be deemed to have been paid to and received by the Executive.

    11. Entire Agreement.   Except for the Amended and Restated Fiscal 2002
Share Incentive Plan, the Executive's outstanding stock option and other equity-compensation agreements, the Executive Annual Incentive Plan, the Executive Perquisites Program, the Executive Automobile Program, the term life insurance arrangement between the Company and the Executive, the Company's qualified and non-qualified defined benefit pension plans, the Company's qualified defined contribution retirement savings plan and applicable successor plans or agreements, this Agreement embodies the entire agreement of the parties with respect to the Executive's employment, compensation, perquisites and related items and supersedes any other prior oral or written agreements, arrangements or understandings between the Executive and the Company or any of its subsidiaries or affiliates, and any such prior agreements, arrangements or understandings are hereby terminated and of no further effect. This Agreement may not be changed or terminated orally but only by an agreement in writing signed by the parties hereto.

    12.  Waiver.   The  waiver  by  the  Company  of a  breach  of any
provision of this Agreement by the Executive shall not operate or be construed as a waiver of any subsequent breach by him. The waiver by the Executive of a breach of any provision of this Agreement by the Company shall not operate or be construed as a waiver of any subsequent breach by the Company.

    13. Governing Law; Jurisdiction.
        ---------------------------

       (a) This Agreement shall be subject to, and governed by, the laws of the State of New York applicable to contracts made and to be performed therein, without regard to conflict of laws principles.

       (b) Any action to enforce any of the provisions of this Agreement shall be brought in a court of the State of New York located in the Borough of Manhattan of the City of New York or in a Federal court located within the Southern District of New York. The parties consent to the jurisdiction of such courts and to the service of process in any manner provided by New York law. Each party irrevocably waives any objection which it may now or hereafter have to the laying of the venue of any such suit, action or proceeding brought in such court and any claim that such suit, action or proceeding brought in such court has been brought in an inconvenient forum and agrees that service of process in accordance with the foregoing sentences shall be deemed in every respect effective and valid personal service of process upon such party.

    14.  Assignability.   The  obligations of the Executive may not be delegated
and, except with respect to the designation of beneficiaries in connection with any of the benefits payable to the Executive hereunder, the Executive may not, without the Company's written consent thereto, assign, transfer, convey, pledge, encumber, hypothecate or otherwise dispose of this Agreement or any interest herein. Any such attempted delegation or disposition shall be null and void and without effect. The Company and the Executive agree that this Agreement and all of the Company's rights and obligations hereunder may be assigned or transferred by the Company to and shall be assumed by and be binding upon any successor to the Company. Unless assumption occurs by operation of law, the Company shall require any successor by an agreement in form and substance satisfactory to the Executive, expressly to assume and agree to perform this Agreement in the same manner and to the same extent as the Company would be required to perform if no such succession had taken place. The term "successor" means, with respect to the Company or any of its subsidiaries, any corporation or other business entity which, by merger, consolidation, purchase of the assets or otherwise acquires all or a majority of the operating assets or business of the Company.

                15. Severability.   If any provision of this Agreement or any
part thereof, including, without limitation, Sections 7 and 8 hereof, as applied to either party or to any circumstances shall be adjudged by a court of competent jurisdiction to be void or unenforceable, the same shall in no way affect any other provision of this Agreement or remaining part thereof, or the validity or enforceability of this Agreement, which shall be given full effect without regard to the invalid or unenforceable part thereof.

               If any court construes any of the provisions of Section 7 or 8 hereof, or any part thereof, to be unreasonable because of the duration of such provision or the geographic scope thereof, such court may reduce the duration or restrict or redefine the geographic scope of such provision and enforce such provision as so reduced, restricted or redefined.

                16.  Notices.   All  notices  to  the  Company  or  the
Executive permitted or required hereunder shall be in writing and shall be delivered personally, by telecopier or by courier service providing for next-day or two-day delivery or sent by registered or certified mail, return receipt requested, to the following addresses:

                  The Company:

                  The Estee Lauder Companies Inc.
                  767 Fifth Avenue
                  New York, New York 10153
                  Attn:    General Counsel
                  Tel:     [PHONE NUMBER]
                  Fax:     [FAX NUMBER]


                  The Executive:

                  Richard W. Kunes
                  c/o The Estee Lauder Companies Inc.
                  767 Fifth Avenue
                  New York, New York 10153
                  Tel:      [PHONE NUMBER]
                  Fax:      [FAX NUMBER]

Either party may change the address to which notices shall be sent by sending written notice of such change of address to the other party. Any such notice shall be deemed given, if delivered personally, upon receipt; if telecopied, when telecopied; if sent by courier service providing for next-day or two-day delivery, the next business day or two business days, as applicable, following deposit with such courier service; and if sent by certified or registered mail, three days after deposit (postage prepaid) with the U.S. mail service.

                17. No Conflicts.   The Executive hereby represents and warrants
to the Company that his execution, delivery and performance of this Agreement and any other agreement to be delivered pursuant to this Agreement will not (i) require the consent, approval or action of any other person or (ii) violate, conflict with or result in the breach of any of the terms of, or constitute (or with notice or lapse of time or both, constitute) a default under, any agreement, arrangement or understanding with respect to the Executive's employment to which the Executive is a party or by which the Executive is bound or subject. The Executive hereby agrees to indemnify and hold harmless the Company and its directors, officers, employees, agents, representatives and affiliates (and such affiliates' directors, officers, employees, agents and representatives) from and against any and all losses, liabilities or claims (including interest, penalties and reasonable attorneys' fees, disbursements and related charges) based upon or arising out of the Executive's breach of any of the foregoing representations and warranties.

                18. Legal Fees. Following a Change of Control, the Company shall reimburse the Executive up to $20,000.00, in the aggregate, for all legal fees and related expenses (including the costs of experts, evidence and counsel) reasonably and in good faith incurred by the Executive in an action (i) by the Executive to obtain or enforce any right or benefit to which the Executive is entitled under this Agreement or (ii) by the Company to enforce a post-termination covenant referred to in Section 7 or 8 against the Executive, in each case, provided that the Executive substantially prevails in such action.

                19.  Cooperation.   During the Term of Employment and thereafter
Executive shall provide reasonable cooperation in connection with any action or proceeding (or any appeal therefrom) that relates to events occurring during Executive's employment with the Company.

                20. Paragraph Headings.   The paragraph headings contained in
this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement.

                21.  Counterparts.   This Agreement may be executed in one or
more counterparts, each of which shall be deemed to be an original, but all of which taken together shall constitute one and the same instrument.

               IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the date first written above.

                                                THE ESTEE LAUDER COMPANIES INC.


                                                By: /s/ Amy DiGeso
                                                    ---------------------------
                                                Name: Amy DiGeso
                                                Title: Executive Vice President,
                                                Global Human Resources


                                                /s/ Richard W. Kunes
                                                -------------------------------
                                                Richard W. Kunes

                                                             Exhibit 31.1

                                                                    Exhibit 31.1
                                                                    ------------




                                  Certification

I, William P. Lauder certify that:

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

     d) Disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:    October 25, 2006

                                              /s/ William P. Lauder
                                              ----------------------------------
                                              William P. Lauder
                                              President and Chief Executive
                                              Officer

                                  Exhibit 31.2

                                                                    Exhibit 31.2
                                                                    ------------

                                  Certification

I, Richard W. Kunes certify that:

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

          d) Disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:    October 25, 2006

                                              /s/ Richard W. Kunes
                                              ----------------------------------
                                              Richard W. Kunes
                                              Executive Vice President and Chief
                                              Financial Officer

                                                             Exhibit 32.1

                                                                    Exhibit 32.1
                                                                    ------------

                                  Certification
                          Pursuant to Rule 13a-14(b) or
                    Rule 15d-14(b) and 18 U.S.C. Section 1350
                   (as adopted pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002)


     Pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), the undersigned officer of The Estee Lauder Companies Inc., a Delaware corporation (the "Company"), does hereby certify, to such officer's knowledge, that:

     The Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (the "10-Q") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78m or 78o(d)), and the information contained in the 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.




Date:    October 25, 2006

                                              /s/ William P. Lauder
                                              ----------------------------------
                                              William P. Lauder
                                              President and Chief Executive
                                              Officer




     The foregoing certification is being furnished solely pursuant to 18 U.S.C.
Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
2002) and for no other purpose.

                                  Exhibit 32.2

                                                                    Exhibit 32.2
                                                                    ------------

                                  Certification
                          Pursuant to Rule 13a-14(b) or
                    Rule 15d-14(b) and 18 U.S.C. Section 1350
                   (as adopted pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002)


     Pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002), the undersigned officer of The Estee Lauder Companies Inc., a Delaware corporation (the "Company"), does hereby certify, to such officer's knowledge, that:

     The Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (the "10-Q") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78m or 78o(d)), and the information contained in the 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.




Date:    October 25, 2006

                                              /s/ Richard W. Kunes
                                              ----------------------------------
                                              Richard W. Kunes
                                              Executive Vice President and Chief
                                              Financial Officer




     The foregoing certification is being furnished solely pursuant to 18 U.S.C.
Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
2002) and for no other purpose.