Form 10-Q/A
period 2006-12-01
ESTEE LAUDER COMPANIES INC
filed 2006-12-01
CIK 1001250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004
                             ______________________

                                   FORM 10-Q/A

                                 Amendment No.1

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

                        THE ESTEE LAUDER COMPANIES INC.

                                EXPLANATORY NOTE
                                ----------------

The Estee Lauder Companies Inc. filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 on October 26, 2006. The single document posted in the EDGAR system that day included the body of the Quarterly Report and the five exhibits to the Quarterly Report (including the certifications pursuant to sections 302 and 906 of the Sarbanes-Oxley Act of 2002 by the CEO and CFO) that were not incorporated by reference. This amendment is being made solely to post the body of the Quarterly Report and each of the five exhibits separately.

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