Form 10-Q
period 2007-01-31
ESTEE LAUDER COMPANIES INC
filed 2007-01-31
CIK 1001250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004
                             ----------------------

                                    FORM 10-Q


(Mark One)

        X  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        -   Exchange Act of 1934

           For the quarterly period ended December 31, 2006

                                       OR

           Transition Report Pursuant to Section 13 or 15(d) of the Securities
        _   Exchange Act of 1934

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

Large accelerated filer X    Accelerated filer       Non-accelerated filer
                        -                     -                           -

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes   No X
                                    -     -
At January 26, 2007, 124,209,228 shares of the registrant's Class A Common Stock, $.01 par value, and 82,409,761 shares of the registrant's Class B
Common Stock, $.01 par value, were outstanding.

                         THE ESTEE LAUDER COMPANIES INC.

                                      Index
                                                                            Page
                                                                            ----

Part I. Financial Information

Item 1. Financial Statements

         Consolidated Statements of Earnings --
                  Three and Six Months Ended December 31, 2006 and 2005        2

         Consolidated Balance Sheets --
                  December 31, 2006 and June 30, 2006                          3

         Consolidated Statements of Cash Flows --
                  Six Months Ended December 31, 2006 and 2005                  4

         Notes to Consolidated Financial Statements                            5

Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               16

Item 3. Quantitative and Qualitative Disclosures About Market Risk            30

Item 4. Controls and Procedures                                               30

Part II. Other Information

Item 1. Legal Proceedings                                                     31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           33

Item 4. Submission of Matters to a Vote of Security Holders                   33

Item 6. Exhibits                                                              34

Signatures                                                                    35

                         THE ESTEE LAUDER COMPANIES INC.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                      Three Months Ended          Six Months Ended
                                                         December 31                December 31
                                                    -----------------------    ----------------------

                                                       2006         2005         2006          2005
                                                    ---------     ---------    ---------    ---------
                                                             (In millions, except per share data)

Net Sales                                           $ 1,991.1     $ 1,783.9    $ 3,584.6    $ 3,281.0
Cost of Sales                                           499.0         458.5        927.1        878.0
                                                    ---------     ---------    ---------    ---------


Gross Profit                                          1,492.1       1,325.4      2,657.5      2,403.0
                                                    ---------     ---------    ---------    ---------

Operating expenses:
   Selling, general and administrative                1,159.7       1,073.1      2,224.7      2,045.6
   Special charges related to cost savings
     initiative                                            --           1.6          0.5          1.6
                                                    ---------     ---------    ---------    ---------
                                                      1,159.7       1,074.7      2,225.2      2,047.2
                                                    ---------     ---------    ---------    ---------

Operating Income                                        332.4         250.7        432.3        355.8

Interest expense, net                                     7.7           6.9         14.4         12.5
                                                    ---------     ---------    ---------    ---------

Earnings before Income Taxes, Minority                  324.7         243.8        417.9        343.3
   Interest and Discontinued Operations

Provision for income taxes                              113.3          90.2        146.7        126.0
Minority interest, net of tax                            (2.9)         (3.2)        (4.7)        (5.1)
                                                    ---------     ---------    ---------    ---------
Net Earnings from Continuing Operations                 208.5         150.4        266.5        212.2

Discontinued operations, net of tax                      (0.1)        (68.7)         0.2        (72.0)
                                                    ---------     ---------    ---------    ---------

Net Earnings                                        $   208.4     $    81.7    $   266.7    $   140.2
                                                    =========     =========    =========    =========


Basic net earnings per common share:
   Net earnings from continuing operations          $    1.00     $     .70    $    1.27    $     .97
   Discontinued operations, net of tax                   (.00)         (.32)         .00         (.33)
                                                    ---------     ---------    ---------    ---------
   Net earnings                                     $    1.00     $     .38    $    1.27    $     .64
                                                    =========     =========    =========    =========

Diluted net earnings per common share:
   Net earnings from continuing operations          $     .99     $     .70    $    1.25    $     .97
   Discontinued operations, net of tax                   (.00)         (.32)         .00         (.33)
                                                    ---------     ---------    ---------    ---------
   Net earnings                                     $     .99     $     .38    $    1.25    $     .64
                                                    =========     =========    =========    =========

Weighted average common shares outstanding:
   Basic                                                208.3         214.7        209.7        217.7
   Diluted                                              211.4         216.6        212.5        220.1

Cash dividends declared per share                   $     .50     $     .40    $     .50    $     .40



                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                           CONSOLIDATED BALANCE SHEETS





                                                                                 December 31          June 30
                                                                                    2006                2006
                                                                               ---------------     --------------
                                                                                 (Unaudited)
                                                                                          ($ in millions)
                                     ASSETS
Current Assets
Cash and cash equivalents                                                      $         251.8     $        368.6
Accounts receivable, net                                                               1,005.1              771.2
Inventory and promotional merchandise, net                                               783.0              766.3
Prepaid expenses and other current assets                                                287.1              270.8
                                                                               ---------------     --------------
     Total current assets                                                              2,327.0            2,176.9
                                                                               ---------------     --------------

Property, Plant and Equipment, net                                                       807.5              758.0
                                                                               ---------------     --------------

Other Assets
Investments, at cost or market value                                                      21.9               13.4
Goodwill, net                                                                            683.9              635.8
Other intangible assets, net                                                              79.4               77.0
Other assets, net                                                                        122.2              123.0
                                                                               ---------------     --------------
     Total other assets                                                                  907.4              849.2
                                                                               ---------------     --------------

        Total assets                                                           $       4,041.9     $      3,784.1
                                                                               ===============     ==============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term debt                                                                $         189.9     $         89.7
Accounts payable                                                                         287.4              264.5
Accrued income taxes                                                                     180.6              135.5
Other accrued liabilities                                                              1,059.6              948.5
                                                                               ---------------     --------------
     Total current liabilities                                                         1,717.5            1,438.2
                                                                               ---------------     --------------

Noncurrent Liabilities
Long-term debt                                                                           439.3              431.8
Other noncurrent liabilities                                                             251.0              266.4
                                                                               ---------------     --------------
     Total noncurrent liabilities                                                        690.3              698.2
                                                                               ---------------     --------------

Minority Interest                                                                         18.6               25.4
                                                                               ---------------     --------------

Stockholders' Equity
Common stock, $.01 par value; 650,000,000 shares Class A authorized; shares issued: 169,074,012 at December 31, 2006 and 164,837,563 at June 30, 2006;
 240,000,000 shares Class B authorized; shares issued and outstanding:
 82,409,761 at December 31, 2006 and 85,305,915 at June 30, 2006                           2.5                2.5
Paid-in capital                                                                          649.5              581.0
Retained earnings                                                                      2,524.8            2,361.9
Accumulated other comprehensive income                                                    80.6               64.7
                                                                               ---------------     --------------
                                                                                       3,257.4            3,010.1
Less: Treasury stock, at cost; 44,893,732 Class A shares at December 31,
 2006 and 38,382,458 Class A shares at June 30, 2006                                  (1,641.9)          (1,387.8)
                                                                               ---------------     --------------
     Total stockholders' equity                                                        1,615.5            1,622.3
                                                                               ---------------     --------------
        Total liabilities and stockholders' equity                             $       4,041.9     $      3,784.1
                                                                               ===============     ==============


                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                       Six Months Ended
                                                                                          December 31
                                                                                --------------------------------
                                                                                   2006                  2005
                                                                                ----------            ----------
                                                                                         (In millions)
                                                                                                       Revised
                                                                                                       -------
Cash Flows from Operating Activities
 Net earnings                                                                   $    266.7            $    140.2
   Adjustments to reconcile net earnings to net cash flows from operating activities:
     Depreciation and amortization                                                   103.8                  97.1
     Deferred income taxes                                                           (12.4)                (18.6)
     Minority interest, net of tax                                                     4.7                   5.1
     Non-cash stock compensation                                                      26.6                  23.7
     Excess tax benefits from stock-based compensation arrangements                   (1.7)                 (4.9)
     Loss on disposal of fixed assets                                                  2.7                   2.7
     Discontinued operations, net of tax                                              (0.2)                 72.0
     Other non-cash items                                                              0.4                   0.4
   Changes in operating assets and liabilities
     Increase in accounts receivable, net                                           (212.5)                (76.0)
     Decrease (increase) in inventory and promotional merchandise, net                (6.5)                 23.8
     Increase in other assets, net                                                   (26.1)                (22.2)
     Increase (decrease) in accounts payable                                          22.4                  (1.1)
     Increase in accrued income taxes                                                 47.9                  47.8
     Increase in other accrued liabilities                                           101.3                  85.6
     Increase (decrease) in other noncurrent liabilities                              (4.4)                 13.1
                                                                                ----------            ----------
      Net cash flows provided by operating activities of continuing operations       312.7                 388.7
      Net cash flows used for operating activities of discontinued operations         (5.7)                 (4.3)
                                                                                ----------            ----------
      Net cash flows provided by operating activities                                307.0                 384.4
                                                                                ----------            ----------

Cash Flows from Investing Activities
   Capital expenditures                                                             (140.5)               (104.0)
   Capital expenditures of discontinued operations                                      --                  (0.6)
   Acquisition of businesses, net of cash acquired                                   (56.7)                (46.5)
   Proceeds from disposition of long-term investments                                   --                   0.5
   Purchases of long-term investments                                                 (0.4)                 (0.1)
                                                                                ----------            ----------
      Net cash flows used for investing activities                                  (197.6)               (150.7)
                                                                                ----------            ----------

Cash Flows from Financing Activities
   Increase in short-term debt, net                                                   99.6                  16.0
   Repayments and redemptions of long-term debt                                       (1.2)                (69.9)
   Net proceeds from stock-based compensation transactions                            37.1                  27.1
   Excess tax benefits from stock-based compensation arrangements                      1.7                   4.9
   Payments to acquire treasury stock                                               (254.3)               (305.8)
   Dividends paid to stockholders                                                   (103.6)                (85.4)
   Distributions made to minority holders of consolidated subsidiaries                (9.5)                 (1.6)
                                                                                ----------            ----------
      Net cash flows used for financing activities                                  (230.2)               (414.7)
                                                                                ----------            ----------

Effect of Exchange Rate Changes on Cash and Cash Equivalents                           4.0                  (2.0)
                                                                                ----------            ----------

   Net Decrease in Cash and Cash Equivalents                                        (116.8)               (183.0)
   Cash and Cash Equivalents at Beginning of Period                                  368.6                 553.3
                                                                                ----------            ----------
   Cash and Cash Equivalents at End of Period                                   $    251.8            $    370.3
                                                                                ==========            ==========

                 See notes to consolidated financial statements.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of The Estee Lauder Companies Inc. and its subsidiaries (collectively, the "Company") as continuing operations, with the exception of the operating results of its reporting unit that marketed and sold Stila brand products, which have been reflected as discontinued operations for the three and six-month periods ended December 31, 2006 and 2005. All significant intercompany balances and transactions have been eliminated.

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

Net Earnings Per Common Share

For the three and six-month periods ended December 31, 2006 and 2005, net earnings per common share ("basic EPS") is computed by dividing net earnings by the weighted-average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions). Net earnings per common share assuming dilution ("diluted EPS") is computed by reflecting potential dilution from stock-based awards.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:


                                                                       Three Months Ended           Six Months Ended
                                                                          December 31                  December 31
                                                                     ----------------------     ------------------------

                                                                        2006         2005         2006           2005
                                                                     ---------    ---------     ---------      ---------
                                                                                        (Unaudited)
                                                                              (In millions,except per share data)
Numerator:
Net earnings from continuing operations                              $   208.5    $   150.4     $   266.5      $   212.2
Discontinued operations, net of tax                                       (0.1)       (68.7)          0.2          (72.0)
                                                                     ---------    ---------     ---------      ---------
Net earnings                                                         $   208.4    $    81.7     $   266.7      $   140.2
                                                                     =========    =========     =========      =========

Denominator:
Weighted average common shares outstanding - Basic                       208.3        214.7         209.7          217.7
Effect of dilutive securities: Stock options and
  restricted share units                                                   3.1          1.9           2.8            2.4
                                                                     ---------    ---------     ---------      ---------
Weighted average common shares outstanding - Diluted                     211.4        216.6         212.5          220.1
                                                                     =========    =========     =========      =========

Basic net earnings per common share:
Net earnings from continuing operations                              $    1.00    $     .70     $    1.27      $     .97
Discontinued operations, net of tax                                       (.00)        (.32)          .00           (.33)
                                                                     ---------    ---------     ---------      ---------
Net earnings                                                         $    1.00    $     .38     $    1.27      $     .64
                                                                     =========    =========     =========      =========

Diluted net earnings per common share:
Net earnings from continuing operations                              $     .99    $     .70     $    1.25      $     .97
Discontinued operations, net of tax                                       (.00)        (.32)          .00           (.33)
                                                                     ---------    ---------     ---------      ---------
Net earnings                                                         $     .99    $     .38     $    1.25      $     .64
                                                                     =========    =========     =========      =========


                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2006 and 2005, outstanding options to purchase 13.3 million and 17.1 million shares, respectively, of Class A Common Stock were not included in the computation of diluted EPS because their inclusion would be anti-dilutive. As of December 31, 2006 and 2005, 0.2 million and 0.1 million, respectively, of Performance Share Units have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in
Note 3 - Stock Programs.

Supplemental Disclosures of Cash Flow Information

As of December 31, 2006, the Company has separately disclosed the operating and investing portion of cash flows attributable to its discontinued operations, which in the prior period was reported on a combined basis as a single amount. The Company has conformed its statement of cash flows for the six months ended December 31, 2005 to reflect the cash flows used for discontinued operations from a single line below the financing activities category into the appropriate operating activity and investing activity categories.

Supplemental cash flow information for the six months ended December 31, 2006 and 2005 were as follows:

                                                                                2006                      2005
                                                                           -------------             -------------
                                                                                         (Unaudited)
                                                                                        (In millions)
Cash
   Cash paid during the period for interest                                $        18.2             $        17.9
                                                                           =============             =============
   Cash paid during the period for income taxes                            $       106.7             $        86.6
                                                                           =============             =============

Non-cash
   Incremental tax benefit from the exercise of stock options              $         3.6             $         2.9
                                                                           =============             =============
   Capital lease obligations incurred                                      $         1.4             $         0.2
                                                                           =============             =============
   Accrued dividend equivalents                                            $         0.2             $         0.1
                                                                           =============             =============
   Interest rate swap derivative mark to market                            $        (7.3)            $         8.4
                                                                           =============             =============

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions of $28.5 million and $27.1 million as of December 31, 2006 and June 30, 2006, respectively.

Inventory and Promotional Merchandise

Inventory and promotional merchandise includes inventory considered saleable or usable in future periods, and is stated at the lower of cost or fair-market value, with cost being determined on the first-in, first-out method. Cost components include raw materials, componentry, direct labor and overhead (e.g., indirect labor, utilities, depreciation, purchasing, receiving, inspection and warehousing) as well as inbound freight. Promotional merchandise is charged to expense at the time the merchandise is shipped to the Company's customers.

                                                                            December 31                 June 30
                                                                               2006                       2006
                                                                           -------------             -------------
                                                                            (Unaudited)
                                                                                        (In millions)
Inventory and promotional merchandise consists of:
   Raw materials                                                           $       159.5             $       151.0
   Work in process                                                                  40.1                      44.2
   Finished goods                                                                  413.3                     407.1
   Promotional merchandise                                                         170.1                     164.0
                                                                           -------------             -------------
                                                                           $       783.0             $       766.3
                                                                           =============             =============

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, Plant and Equipment

Property, plant and equipment, including leasehold and other improvements that extend an asset's useful life or productive capabilities, are carried at cost less accumulated depreciation and amortization. The cost of assets related to projects in progress of $116.0 million and $91.9 million as of December 31, 2006 and June 30, 2006, respectively, is included in their respective asset categories in the table below. For financial statement purposes, depreciation is provided principally on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the lives of the respective leases or the expected useful life of those improvements.

                                                                            December 31                 June 30
                                                                               2006                       2006
                                                                           -------------             -------------
                                                                            (Unaudited)
                                                                                        (In millions)
Assets (Useful Life)
   Land                                                                    $        13.8             $        13.7
   Buildings and improvements (10 to 40 years)                                     163.6                     161.7
   Machinery and equipment (3 to 10 years)                                         882.8                     803.0
   Furniture and fixtures (5 to 10 years)                                          104.6                     108.2
   Leasehold improvements                                                          856.3                     790.8
                                                                           -------------             -------------
                                                                                 2,021.1                   1,877.4
   Less accumulated depreciation and amortization                                1,213.6                   1,119.4
                                                                           -------------             -------------
                                                                           $       807.5             $       758.0
                                                                           =============             =============

Depreciation and amortization of property, plant and equipment was $50.4 million and $47.4 million during the three months ended December 31, 2006 and 2005, respectively, and $99.1 million and $92.7 million during the six months ended December 31, 2006 and 2005, respectively. Depreciation and amortization related to the Company's manufacturing process is included in cost of sales and all other depreciation and amortization is included in selling, general and administrative expenses in the accompanying consolidated statements of earnings.

Goodwill and Other Intangible Assets

During the six months ended December 31, 2006, the Company purchased the remaining minority equity interest in Bumble and Bumble Products, LLC and Bumble and Bumble, LLC, acquired a business engaged in the wholesale distribution and retail sale of Aveda products and acquired an international distributor, all of which resulted in an increase to goodwill of $46.5 million and other intangible assets of $4.6 million.

Other Accrued Liabilities

Other accrued liabilities at December 31, 2006 and June 30, 2006 were $1,059.6 million and $948.5 million, respectively, of which $418.9 million and $334.5 million, respectively, represented accruals related to advertising, merchandising and sampling.

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

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pension and Post-retirement Benefit Plans

The Company maintains pension plans covering substantially all of its full-time employees for its U.S. operations and a majority of its international operations. Certain of the Company's employees are eligible to participate in a post-retirement benefit plan which provides certain medical and dental benefits. Descriptions of these plans are discussed in the Company's Annual Report on Form 10-K for the year ended June 30, 2006.

The components of net periodic benefit cost for the three months ended December 31, 2006 and 2005 consisted of the following:

                                                                                                 Other than
                                                     Pension Plans                              Pension Plans
                                 ----------------------------------------------------      ----------------------
                                           U.S.                     International               Post-retirement
                                 -----------------------      -----------------------      ----------------------

                                   2006           2005          2006           2005          2006          2005
                                 --------       --------      --------       --------      --------      --------
(Unaudited) (In millions)
Service cost, net                $    4.6       $    5.4      $    4.0       $    3.0      $    1.2      $    1.1
Interest cost                         6.2            5.3           3.2            2.4           1.6           1.3
Expected return on plan assets       (7.2)          (6.2)         (3.4)          (2.8)           --            --
Amortization of:
   Prior service cost                 0.2            0.2           0.1            0.1            --            --
   Actuarial loss                     0.5            1.5           1.9            2.0           0.2           0.3
                                 --------       --------      --------       --------      --------      --------
Net periodic benefit cost        $    4.3       $    6.2      $    5.8       $    4.7      $    3.0      $    2.7
                                 ========       ========      ========       ========      ========      ========

The components of net periodic benefit cost for the six months ended December 31, 2006 and 2005 consisted of the following:

                                                                                                 Other than
                                                     Pension Plans                              Pension Plans
                                 ----------------------------------------------------      ----------------------
                                           U.S.                     International               Post-retirement
                                 -----------------------      -----------------------      ----------------------

                                   2006           2005          2006           2005          2006          2005
                                 --------       --------      --------       --------      --------      --------
(Unaudited) (In millions)
Service cost, net                $    9.2       $   10.8      $    7.9       $    6.0      $    2.4      $    2.3
Interest cost                        12.5           10.6           6.4            4.9           3.3           2.5
Expected return on plan assets      (14.4)         (12.4)         (6.8)          (5.7)           --            --
Amortization of
   Prior service cost                 0.3            0.4           0.1            0.1            --            --
   Actuarial loss                     0.9            3.0           3.9            4.1           0.4           0.6
   Settlements and
    curtailments                       --             --            --            0.2            --            --
                                 --------       --------      --------       --------      --------      --------
Net periodic benefit cost        $    8.5       $   12.4      $   11.5       $    9.6      $    6.1      $    5.4
                                 ========       ========      ========       ========      ========      ========

During the first quarter of fiscal 2007, the Pension Protection Act of 2006 was adopted into law in the United States. Certain provisions of this Act changed the calculation related to the maximum contribution amount deductible for income tax purposes. As a result of these provisions, the Company made discretionary contributions totaling $10.0 million to its trust-based, noncontributory qualified defined benefit pension plan during the current quarter and expects to contribute an additional $10.0 million during the remainder of fiscal 2007. As of December 31, 2006, the Company expects to make benefit payments under its non-qualified domestic noncontributory pension plan of $10.3 million and contributions to its international pension plans of $18.8 million during the fiscal year ending June 30, 2007, as previously disclosed.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The Company's most critical accounting policies relate to revenue recognition, concentration of credit risk, inventory, pension and other postretirement benefit costs, goodwill and other intangible assets, income taxes, derivatives and stock-based compensation. Descriptions of these policies are set forth in the Company's Annual Report on Form 10-K for the year ended June 30, 2006.

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

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"), which sets forth the SEC Staff's views on the proper methods for quantifying errors when there were uncorrected errors in a prior year. Under SAB No. 108, companies should evaluate a misstatement that existed in prior years based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements in the current year's ending balance sheet. SAB No. 108 will become effective for the Company in its fiscal year ending
June 30, 2007. The Company is currently evaluating the impact of the provisions of SAB No. 108 on its consolidated financial statements.

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

Comprehensive income and its components, net of tax, are as follows:

                                                                 Three Months Ended         Six Months Ended
                                                                    December 31               December 31
                                                               ---------------------      ---------------------
                                                                 2006         2005          2006         2005
                                                               --------     --------      --------     --------
                                                                                 (Unaudited)
                                                                                (In millions)


Net earnings                                                   $  208.4     $   81.7      $  266.7     $  140.2
                                                               --------     --------      --------     --------
Other comprehensive income (loss):
     Net unrealized investment gain                                 0.1           --           0.1           --
     Net derivative instruments gain (loss)                        (2.0)        (0.6)         (3.2)         0.1
     Translation adjustments                                       18.9        (20.9)         19.0        (13.1)
                                                               --------     --------      --------     --------

     Other comprehensive income (loss)                             17.0        (21.5)         15.9        (13.0)
                                                               --------     --------      --------     --------

Comprehensive income                                           $  225.4     $   60.2      $  282.6     $  127.2
                                                               ========     ========      ========     ========

The accumulated net gain (loss) on derivative instruments consists of the following:


                                                                 Three Months Ended        Six Months Ended
                                                                     December 31             December 31
                                                               ---------------------      ---------------------

                                                                  2006        2005          2006         2005
                                                               --------     --------      --------     --------
                                                                                  (Unaudited)
                                                                                 (In millions)


OCI-derivative instruments, beginning of period                $    9.1     $   12.6      $   10.3     $   11.9
                                                               --------     --------      --------     --------
     Gain (loss) on derivative instruments                         (4.9)         2.1          (6.2)         3.3
     Reclassification to earnings of net (gain) loss
       during the period                                            1.9         (4.8)          1.4         (5.5)
     Benefit for deferred income taxes                              1.0          2.1           1.6          2.3
                                                               --------     --------      --------     --------

     Net derivative instruments gain (loss)                        (2.0)        (0.6)         (3.2)         0.1
                                                               --------     --------      --------     --------

OCI-derivative instruments, end of period                      $    7.1     $   12.0      $    7.1     $   12.0
                                                               ========     ========      ========     ========

The $7.1 million, net of tax, derivative instrument gain recorded in OCI at the end of the current period included $9.1 million, net of tax, related to the gain on the settlement of treasury lock agreements upon issuance of the Company's 5.75% Senior Notes due October 2033, which will be reclassified to earnings as an offset to interest expense over the life of the debt. Offsetting this gain was $2.0 million, net of tax, related to the loss on forward and option contracts, which the Company will reclassify to earnings during the next six months.

At the end of the prior period, the $12.0 million, net of tax, derivative instrument gain recorded in OCI included $9.3 million, net of tax, related to the gain on the settlement of treasury lock agreements upon issuance of the Company's 5.75% Senior Notes due October 2033, which will be reclassified to earnings as an offset to interest expense over the life of the debt, and $2.7 million, net of tax, related to forward and option contracts which the Company reclassified to earnings.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Stock Programs

As of December 31, 2006, the Company has three active equity compensation plans which include the Amended and Restated Fiscal 2002 Share Incentive Plan, the Fiscal 1999 Share Incentive Plan and the Non-Employee Director Share Incentive Plan (collectively, the "Plans"). These Plans currently provide for the issuance of 32,894,400 shares, which consist of shares originally provided for and shares transferred to the Plans from a previous plan and employment agreement, to be granted in the form of stock-based awards to key employees, consultants and non-employee directors of the Company. As of December 31, 2006, approximately 8,428,200 shares of Class A Common Stock were reserved and available to be granted pursuant to these Plans. The Company may satisfy the obligation of its stock-based compensation awards with either new or treasury shares. The Company's stock compensation awards outstanding at December 31, 2006 include stock options, Performance Share Units ("PSU"), Restricted Stock Units ("RSU") and share units.

Stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of, stock options, PSUs, RSUs and share units, net of estimated forfeitures. Compensation expense attributable to net stock-based compensation during the three months ended December 31, 2006 and 2005 was $11.7 million and $10.4 million, respectively. Compensation expense attributable to net stock-based compensation during the six months ended December 31, 2006 and 2005 was $26.5 million and $23.6 million, respectively. As of December 31, 2006 and 2005, the total unrecognized compensation cost related to nonvested stock-based awards was $47.7 and $55.2 million, respectively and the related weighted-average period over which it is expected to be recognized is approximately 2.2 and 2.6 years, respectively.

Stock Options

A summary of the Company's stock option programs as of December 31, 2006 and changes during the six-month period then ended, is presented below:

                                                                                                   Weighted-
                                                             Weighted-          Aggregate           Average
                                                              Average           Intrinsic      Contractual Life
                                                             Exercise            Value(1)        Remaining in
(Unaudited) (Shares in thousands)           Shares            Price           (in millions)         Years
---------------------------------        ------------      ------------       ------------     ----------------

Outstanding at June 30, 2006                 26,215.7      $      39.53
   Granted at fair value                      1,659.8             39.58
   Exercised                                 (1,306.8)            28.42
   Expired                                     (117.7)            41.91
   Forfeited                                    (72.8)            39.16
                                         ------------
Outstanding at December 31, 2006             26,378.2             40.07       $       99.3                  4.7
                                         ============                         ============     ================


Exercisable at December 31, 2006             20,736.1             40.44       $       83.7                  3.7
                                         ============                         ============     ================

--------------------------------------
(1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The exercise period for all stock options generally may not exceed ten years from the date of grant. Stock option grants to individuals generally become exercisable in three substantively equal tranches over a service period of up to four years.

The weighted-average grant date fair value of stock options granted for the three months ended December 31, 2006 and 2005 was $14.71 and $10.69, respectively. The weighted-average grant date fair value of stock options granted for the six months ended December 31, 2006 and 2005 was $13.67 and $11.61, respectively. The total intrinsic value of stock options exercised during the three months ended December 31, 2006 and 2005 was $14.0 million and $3.0 million, respectively. The total intrinsic value of stock options exercised during the six months ended December 31, 2006 and 2005 was $15.9 million and $22.4 million, respectively.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                               Three Months Ended
                                                                                 December 31
                                                                      ----------------------------------

(Unaudited)                                                             2006                      2005
------------------------------------------------------------          --------                  --------
Weighted-average expected stock-price volatility                         24%                      23%
Weighted-average expected option life                                  9 years                   7 years
Average risk-free interest rate                                         4.7%                     4.2%
Average dividend yield                                                  1.2%                      .9%


                                                                               Six Months Ended
                                                                                 December 31
                                                                      ----------------------------------
(Unaudited)                                                             2006                      2005
------------------------------------------------------------          --------                  --------
Weighted-average expected stock-price volatility                         24%                      23%
Weighted-average expected option life                                  8 years                   8 years
Average risk-free interest rate                                         4.7%                     4.2%
Average dividend yield                                                  1.2%                      .9%

In addition to awards made by the Company, stock options were assumed as part of the October 1997 acquisition of the companies that sold jane brand products. There were 4,100 options to acquire shares of the Company's Class A Common Stock outstanding as of June 30, 2006, all of which were exercised as of December 31, 2006.

Performance Share Units

During the six months ended December 31, 2006, the Company issued approximately 119,000 PSUs, which will be settled in stock subject to the achievement of the Company's net sales and net earnings per share goals for the three years ending June 30, 2009. Settlement will be made pursuant to a range of opportunities relative to the net sales and earnings per share targets of the Company and, as such, the compensation cost of the PSUs is subject to adjustment based upon the attainability of these target goals. No settlement will occur for results below the minimum threshold and additional shares shall be issued if performance exceeds the targeted performance goals. PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSU. These awards are subject to the provisions of the agreement under which the PSUs are granted. The PSUs were valued at $39.56, representing the closing market value of the Company's Class A Common Stock on the date of grant, and generally vest at the end of the performance period.

The following is a summary of the status of the Company's PSUs as of December 31, 2006 and activity during the six months then ended:

                                                                                        Weighted-Average
                                                                                           Grant Date
(Unaudited) (Shares in thousands)                                 Shares                   Fair Value
-------------------------------------------------------    --------------------      -----------------------
Nonvested at June 30, 2006                                                111.1      $                 35.00
   Granted                                                                119.0                        39.56
   Vested                                                                    --                           --
   Forfeited                                                                 --                           --
                                                           --------------------
Nonvested at December 31, 2006                                            230.1                        37.36
                                                           ====================

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

The Company granted approximately 593,400 RSUs during the six months ended December 31, 2006, of which 326,400 are scheduled to vest on October 31, 2007, 171,300 on October 31, 2008 and 95,700 on November 2, 2009, all subject to the continued employment or retirement of the grantees. Certain RSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the RSU and as such were valued at $39.56 representing the closing market value of the Company's Class A Common Stock on the date of grant. Other RSUs are not accompanied by dividend equivalent rights, and as such were valued at the closing market value of the Company's Class A Common Stock on the date of grant less the discounted present value of the dividends expected to be paid on the shares during the vesting period.

The following is a summary of the status of the Company's RSUs as of December 31, 2006 and activity during the six months then ended:

                                                                                        Weighted-Average
                                                                                           Grant Date
(Unaudited) (Shares in thousands)                                 Shares                   Fair Value
-------------------------------------------------------    --------------------      -----------------------
Nonvested at June 30, 2006                                                111.1      $                 35.00
   Granted                                                                593.4                        39.09
   Vested                                                                 (37.0)                       35.00
   Forfeited                                                               (4.1)                       39.10
                                                           --------------------
Nonvested at December 31, 2006                                            663.4                        38.64
                                                           ====================

Share Units

The Company grants share units to certain non-employee directors under the Non-Employee Director Share Incentive Plan. The share units are convertible into shares of Class A Common Stock as provided for in that plan. Share units are accompanied by dividend equivalent rights that are converted to additional share units when such dividends are paid. The following is a summary of the status of the Company's share units as of December 31, 2006 and activity during the six months then ended:




                                                                                        Weighted-Average
                                                                                           Grant Date
(Unaudited) (Shares in thousands)                                 Shares                   Fair Value
-------------------------------------------------------    --------------------      -----------------------
Outstanding at June 30, 2006                                               13.1      $                 36.79
   Granted                                                                  4.3                        40.35
   Dividend equivalents                                                     0.2                        41.25
   Converted                                                                 --                           --
                                                           --------------------
Outstanding at December 31, 2006                                           17.6                        37.72
                                                           ====================

Cash Units

Certain non-employee directors defer cash compensation in the form of cash payout share units, which are not subject to the Plans. These share units are classified as liabilities and, as such, their fair value is adjusted to reflect the current market value of the Company's Class A Common Stock. The Company recorded $0.2 million and $0.1 million as compensation expense to reflect the change in the market value for the three months ended December 31, 2006 and 2005, respectively. The Company recorded $0.4 million as compensation expense to reflect the change in the market value for the six months ended December 31, 2006 while the same expense for the six months ended December 31, 2005 was de minimis.

                        THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Discontinued Operations

On September 30, 2005, the Company committed to a plan to sell and on April 10, 2006, completed the sale of certain assets and operations of the reporting unit that marketed and sold Stila brand products. As such, $0.1 million of loss and $0.2 million of income, both net of tax, for the three and six months ended December 31, 2006, are reflected as discontinued operations in the accompanying consolidated statements of earnings. The current year operating results included income from providing certain transitional distribution and online services as well as the manufacture and sale to the purchaser of a limited range of products. Also included were charges for transitional services related to certain information systems, accounting and other back office services provided to the purchaser in exchange for monthly service fees designed to recover the estimated costs of providing these transition services. Transitional services are expected to conclude in fiscal 2007. During the prior year, the Company recorded a charge of $68.7 million (net of $14.2 million tax benefit) and $72.0 million (net of $16.2 million tax benefit) as discontinued operations for the three and six months ended December 31, 2005, respectively. The charge reflected the anticipated loss on the sale of the business of $65.5 million, net of tax, and the operating loss of $3.2 million, net of tax, and $6.5 million, net of tax, for the three and six months ended December 31, 2005, respectively. Net sales associated with the discontinued operations were $12.1 million and $25.7 million for the three and six months ended December 31, 2005, respectively.

Note 5 - Cost Savings Initiative

During fiscal 2006, the Company recorded special charges associated with a cost savings initiative that was designed to support its long-term financial objectives. As part of this multi-faceted initiative, the Company identified savings opportunities that included streamlined processes and organizational changes. Substantially all employees designated for separation under the cost savings initiative have been separated as of December 31, 2006.

During the six months ended December 31, 2006, the Company incurred an additional $0.5 million under this program primarily related to facility closings. At December 31, 2006, the accrued liability related to the cost savings initiative was $41.9 million of which $27.0 million and $14.9 million was reflected as other accrued liabilities and other noncurrent liabilities, respectively, in the accompanying consolidated balance sheet.

                         THE ESTEE LAUDER COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Segment Data and Related Information

Reportable operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the "Chief Executive") in deciding how to allocate resources and in assessing performance. Although the Company does business in one operating segment, beauty products, management also evaluates performance on a product category basis. Performance is measured based upon net sales and operating income. Operating income represents earnings before income taxes, minority interest, net interest expense and discontinued operations. The accounting policies for the Company's reportable segment are substantially the same as those for the consolidated financial statements, as described in the segment data and related information footnote included in the Company's Annual Report on Form 10-K for the year ended June 30, 2006. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information is produced for the Chief Executive or included herein. There has been no significant variance in the total or long-lived asset value associated with the Company's segment data since June 30, 2006. Special charges related to the Company's cost savings initiative of $1.6 million for the three and six months ended December 31, 2005 have been reclassified to conform to current period presentation for comparative purposes. These charges were previously reported in the Americas region and in each of the product categories.

                                                          Three Months Ended            Six Months Ended
                                                             December 31                   December 31
                                                        ----------------------       -----------------------

                                                          2006         2005            2006          2005
                                                        ---------    ---------       ---------     ---------
                                                                            (Unaudited)
                                                                           (In millions)

PRODUCT CATEGORY DATA
   Net Sales:
     Skin Care                                          $   701.1    $   644.1       $ 1,268.1     $ 1,167.5
     Makeup                                                 716.8        642.3         1,363.6       1,247.2
     Fragrance                                              465.1        407.9           754.4         701.1
     Hair Care                                               93.9         79.2           176.3         149.6
     Other                                                   14.2         10.4            22.2          15.6
                                                        ---------    ---------       ---------     ---------
                                                        $ 1,991.1    $ 1,783.9       $ 3,584.6     $ 3,281.0
                                                        =========    =========       =========     =========
   Operating Income:
     Skin Care                                          $   148.8    $   133.3       $   191.7     $   172.1
     Makeup                                                 128.6         92.5           178.5         153.0
     Fragrance                                               37.4         17.9            42.5          16.9
     Hair Care                                               15.6          7.5            19.5          12.8
     Other                                                    2.0          1.1             0.6           2.6
     Special charges related to cost savings
      initiative                                               --         (1.6)           (0.5)         (1.6)
                                                        ---------    ---------       ---------     ---------
                                                            332.4        250.7           432.3         355.8
     Reconciliation:
        Interest expense, net                                 7.7          6.9            14.4          12.5
                                                        ---------    ---------       ---------     ---------
     Earnings before income taxes, minority
        interest and discontinued operations            $   324.7    $   243.8       $   417.9     $   343.3
                                                        =========    =========       =========     =========
GEOGRAPHIC DATA
   Net Sales:
     The Americas                                       $   944.0    $   878.8       $ 1,844.5     $ 1,759.8
     Europe, the Middle East & Africa                       761.7        658.9         1,233.6       1,076.4
     Asia/Pacific                                           285.4        246.2           506.5         444.8
                                                        ---------    ---------       ---------     ---------
                                                        $ 1,991.1    $ 1,783.9       $ 3,584.6     $ 3,281.0
                                                        =========    =========       =========     =========
   Operating Income:
     The Americas                                       $   109.9    $    79.6       $   183.0     $   160.0
     Europe, the Middle East & Africa                       170.8        132.0           189.1         154.4
     Asia/Pacific                                            51.7         40.7            60.7          43.0
     Special charges related to cost savings
      initiative                                               --         (1.6)           (0.5)         (1.6)
                                                        ---------    ---------       ---------     ---------
                                                        $   332.4    $   250.7       $   432.3     $   355.8
                                                        =========    =========       =========     =========



                         THE ESTEE LAUDER COMPANIES INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results Of Operations
---------------------

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories which are distributed in over 130 countries and territories. The following is a comparative summary of operating results from continuing operations for the three and six months ended December 31, 2006 and 2005, and reflects the basis of presentation described in
Note 1 of Notes to Consolidated Financial Statements - Summary of Significant Accounting Policies for all periods presented. Sales of products and services that do not meet our definition of skin care, makeup, fragrance or hair care have been included in the "other" category. Special charges related to our cost savings initiative of $1.6 million for the three and six months ended December 31, 2005 have been reclassified to conform to current period presentation for comparative purposes. These charges were previously reported in the Americas region and in each of our product categories.



                                                    Three Months Ended                 Six Months Ended
                                                       December 31                       December 31
                                                 ------------------------          -----------------------

                                                   2006           2005               2006          2005
                                                 ---------      ---------          ---------     ---------
                                                                        (In millions)
 NET SALES
    By Region:
      The Americas                               $   944.0      $   878.8          $ 1,844.5     $ 1,759.8
      Europe, the Middle East & Africa               761.7          658.9            1,233.6       1,076.4
      Asia/Pacific                                   285.4          246.2              506.5         444.8
                                                 ---------      ---------          ---------     ---------
                                                 $ 1,991.1      $ 1,783.9          $ 3,584.6     $ 3,281.0
                                                 =========      =========          =========     =========

    By Product Category:
      Skin Care                                  $   701.1      $   644.1          $ 1,268.1     $ 1,167.5
      Makeup                                         716.8          642.3            1,363.6       1,247.2
      Fragrance                                      465.1          407.9              754.4         701.1
      Hair Care                                       93.9           79.2              176.3         149.6
      Other                                           14.2           10.4               22.2          15.6
                                                 ---------      ---------          ---------     ---------
                                                 $ 1,991.1      $ 1,783.9          $ 3,584.6     $ 3,281.0
                                                 =========      =========          =========     =========
 OPERATING INCOME (LOSS)
    By Region:
      The Americas                               $   109.9      $    79.6          $   183.0     $   160.0
      Europe, the Middle East & Africa               170.8          132.0              189.1         154.4
      Asia/Pacific                                    51.7           40.7               60.7          43.0
      Special charges related to cost
       savings initiative                               --           (1.6)              (0.5)         (1.6)
                                                 ---------      ---------          ---------     ---------
                                                 $   332.4      $   250.7          $   432.3     $   355.8
                                                 =========      =========         ==========     =========

    By Product Category:
      Skin Care                                  $   148.8      $   133.3          $   191.7     $   172.1
      Makeup                                         128.6           92.5              178.5         153.0
      Fragrance                                       37.4           17.9               42.5          16.9
      Hair Care                                       15.6            7.5               19.5          12.8
      Other                                            2.0            1.1                0.6           2.6
      Special charges related to cost
       savings initiative                               --           (1.6)              (0.5)         (1.6)
                                                 ---------      ---------          ---------     ---------
                                                 $   332.4      $   250.7          $   432.3     $   355.8
                                                 =========      =========          =========     =========


                         THE ESTEE LAUDER COMPANIES INC.

The following table presents certain consolidated earnings data as a percentage of net sales:

                                                                Three Months Ended          Six Months Ended
                                                                   December 31                 December 31
                                                            -----------------------       -----------------------

                                                               2006          2005            2006          2005
                                                            ---------     ---------       ---------     ---------

Net sales                                                       100.0%        100.0%          100.0%        100.0%
Cost of sales                                                    25.1          25.7            25.9          26.8
                                                            ---------     ---------       ---------     ---------
Gross profit                                                     74.9          74.3            74.1          73.2
                                                            ---------     ---------       ---------     ---------
Operating expenses:
   Selling, general and administrative                           58.2          60.1            62.0          62.4
   Special charges related to cost savings initiative              --           0.1              --            --
                                                            ---------     ---------       ---------     ---------
                                                                 58.2          60.2            62.0          62.4
                                                            ---------     ---------       ---------     ---------

Operating income                                                 16.7          14.1            12.1          10.8
Interest expense, net                                             0.4           0.4             0.4           0.4
                                                            ---------     ---------       ---------     ---------
Earnings before income taxes, minority interest and              16.3          13.7            11.7          10.4
  discontinued operations
Provision for income taxes                                        5.7           5.1             4.1           3.8
Minority interest, net of tax                                    (0.1)         (0.2)           (0.1)         (0.1)
                                                            ---------     ---------       ---------     ---------

Net earnings from continuing operations                          10.5           8.4             7.5           6.5
Discontinued operations, net of tax                                --          (3.8)             --          (2.2)
                                                            ---------     ---------       ---------     ---------
Net earnings                                                     10.5%          4.6%            7.5%          4.3%
                                                            =========     =========       =========     =========

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

Second Quarter Fiscal 2007 as Compared with Second Quarter Fiscal 2006

Net Sales

Net sales increased 12% or $207.2 million to $1,991.1 million, reflecting net sales growth in all major product categories within each geographic region. Europe, the Middle East & Africa led the growth in our fragrance and skin care product categories, while hair care growth was primarily in the Americas. Makeup product category growth was strong in all regions. The Americas region and the skin care, makeup and fragrance categories were adversely impacted by fewer department store doors resulting from the merger of Federated Department Stores, Inc. ("Federated") and The May Department Stores Company (the "Federated/May Merger"). We also experienced weakness in our business at those Federated doors affected by the national nameplate change to Macy's in the United States. Prior-year period net sales in the Americas reflected an incremental provision of approximately $13 million for returns that were anticipated at that time as a result of then-announced store closings related to these retailer consolidations. Excluding the impact of foreign currency translation, net sales increased 9%.

Product Categories

Skin Care
Net sales of skin care products increased 9% or $57.0 million to $701.1 million. Most of this growth occurred outside of the United States. Net sales in the United States were adversely impacted by retailer consolidation. The recent launches of Repairwear Lift and All About Eyes Rich from Clinique and Advanced Night Repair Concentrate Recovery Boosting Treatment and new Perfectionist products from Estee Lauder contributed incremental sales of approximately $36 million, combined. Net sales increases of approximately $17 million from Resilience Lift Extreme Ultra Firming products and Advanced Night Repair Eye Recovery Complex by Estee Lauder also contributed to growth in this product category. These improvements were partially offset by approximately $13 million of lower sales of certain other Resilience Lift products from Estee Lauder and Repairwear Deep Wrinkle Concentrate for Face and Eye by Clinique. Excluding the impact of foreign currency translation, skin care net sales increased 6%.

                         THE ESTEE LAUDER COMPANIES INC.

Makeup
Makeup net sales increased 12% or $74.5 million to $716.8 million, primarily reflecting growth from our makeup artist brands of approximately $57 million. The recent launches of Resilience Lift Extreme Ultra Firming Makeup SPF 15 and High Gloss Lip Gloss from Estee Lauder and High Definition Lashes from Clinique contributed incremental sales of approximately $17 million, combined. Approximately $21 million of higher sales of Double Wear Foundation and Pure Color EyeShadow by Estee Lauder and Perfectly Real Makeup from Clinique was offset by lower sales of existing makeup products. Excluding the impact of foreign currency translation, makeup net sales increased 9%.

Fragrance
Net sales of fragrance products increased 14% or $57.2 million to $465.1 million, driven by the recent launches of DKNY Red Delicious, Sean John Unforgivable, Pure White Linen from Estee Lauder, DKNY Red Delicious Men and Youth Dew Amber Nude from Tom Ford for Estee Lauder, which collectively contributed approximately $58 million to the category. Higher net sales of DKNY Be Delicious Men, Tommy and Tommy Girl by Tommy Hilfiger and the Clinique fragrance franchises contributed approximately $18 million, collectively, to the growth in net sales. Partially offsetting these increases were lower sales of True Star and True Star Men by Tommy Hilfiger, Estee Lauder Beyond Paradise and DKNY Be Delicious of approximately $30 million, collectively. While current period sales levels compared favorably to the prior-year period's lower launch activity, we anticipate continued challenges in this product category, particularly in the United States. Excluding the impact of foreign currency translation, fragrance net sales increased 11%.

Hair Care
Hair care net sales increased 19% or $14.7 million to $93.9 million, primarily due to growth from Aveda and Bumble and bumble products. Aveda net sales increases benefited from the acquisition of an independent distributor, the initial shipments of Be Curly Shampoo & Conditioner and the recent international launches of Damage Remedy hair care products. Bumble and bumble net sales benefited from growth in its existing salon distribution and new points of distribution. Excluding the impact of foreign currency translation, hair care net sales increased 17%.

Geographic Regions
Net sales in the Americas increased 7% or $65.2 million to $944.0 million. The increase was led by growth in the United States of approximately $48 million from our makeup artist brands, the recent launch of the Unforgivable fragrance by Sean John, our hair care business and from our internet distribution. Partially offsetting this growth was approximately $22 million related to weaknesses in our core brands in the United States as a result of competitive pressures and retailer consolidation. We expect these factors, including weakness in our business at those Federated doors affected by the national nameplate change to Macy's in the United States, to continue to affect sales, with the impact of retailer consolidations easing during the second half of fiscal 2007. Net sales growth in Canada, Latin America and Mexico contributed an additional $13 million to the increase. In addition, the prior-year period results reflected an incremental provision of approximately $13 million for returns that were anticipated at that time as a result of then-announced store closings related to retailer consolidations.

In Europe, the Middle East & Africa, net sales increased 16% or $102.8 million to $761.7 million, including approximately $42 million in exchange rate benefit due to the weakening of the U.S. dollar. Including the exchange rate benefit, net sales growth throughout the region was led by the United Kingdom, our travel retail business, Russia and Germany of approximately $70 million, collectively. The balancing of inventory levels at certain retailers and changes in our distribution policy in the Benelux countries (Belgium, the Netherlands and Luxembourg), Austria and Spain had a negative impact on net sales. As a result, net sales in those countries remained relatively flat as compared with the prior-year period. On a local currency basis, net sales in Europe, the Middle East & Africa increased 9%.

Net sales in Asia/Pacific increased 16% or $39.2 million to $285.4 million. Higher net sales of approximately $27 million in Korea, China, Japan, Australia and Hong Kong generally reflected a strong economic environment during this period as well as new points of distribution. Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 13%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

                         THE ESTEE LAUDER COMPANIES INC.

Cost of Sales

Cost of sales as a percentage of total net sales decreased to 25.1% as compared with 25.7% in the prior period. Cost of sales as a percentage of net sales reflected a decrease in the level and timing of promotions of approximately 40 basis points. Also contributing to the favorability was a decrease in obsolescence charges, a change in the mix of our business, improvement in the gross margin of our travel retail and distributor businesses and the effect of exchange rate translation of approximately 10 basis points each. Partially offsetting these improvements by approximately 20 basis points were unfavorable changes in manufacturing variances. Overall cost of sales reflected savings achieved during the current period from our cost savings initiative, which commenced during fiscal 2006.

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

Operating Expenses

Operating expenses improved to 58.2% of net sales as compared with 60.2% of net sales in the prior-year period. Although we have increased the total dollars spent on advertising, merchandising and sampling, we have generated an improvement of approximately 200 basis points related to net sales growth from businesses with a lower mix of advertising, merchandising and sampling and disciplined spending at our core brands. An improvement of approximately 40 basis points was attributable to the prior-year period's incremental provision for sales returns that were anticipated at that time as a result of then-announced store closings related to retailer consolidations. Partially offsetting these improvements was an increase of approximately 20 basis points in selling expenses reflecting higher demonstration, field selling and training costs in support of our business, as well as investments in new channel initiatives. Overall operating expenses reflected savings achieved during the current period from our cost savings initiative, which commenced during fiscal 2006.

Changes in advertising, merchandising and sampling spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

Operating Results

Based on the growth in net sales and the decreases in our cost of sales and operating expense margins as previously discussed, operating income increased 33%, or $81.7 million, to $332.4 million as compared with the prior-year period. Operating margins improved to 16.7% of net sales as compared with 14.1% in the prior-year period.

Product Categories
Fragrance operating results increased over 100%, or $19.5 million to $37.4 million, reflecting our ongoing effort to rationalize continued spending in support of our fragrances at the point of sale. Hair care operating results also increased over 100% or $8.1 million to $15.6 million as the increase in sales outpaced increased spending in support of new distribution points and product launches. Operating results increased 39% or $36.1 million to $128.6 million in makeup, primarily as a result of higher net sales from our makeup artist brands, which more than offset challenges among certain core brands and the impact of retailer consolidation in the United States. Skin care operating results increased 12% or $15.5 million to $148.8 million, also reflecting higher net sales fueled by recent product launches.

Geographic Regions
Operating income in the Americas increased 38% or $30.3 million to $109.9 million. Our efforts to balance advertising, merchandising and sampling spending with our net sales levels related to our core brands, as well as other planned company-wide cost containment efforts, resulted in the improvement in operating income in this region. Net sales growth from our hair care business and our internet distribution also contributed improved results during the current-year period. Operating income in this region was negatively impacted in the prior-year period by $10 million as a result of an incremental provision for then-anticipated returns as a result of retailer consolidations. Investment spending behind new and developing brands partially offset these improvements.

In Europe, the Middle East & Africa, operating income increased 29% or $38.8 million to $170.8 million primarily due to improved results in the United Kingdom, our travel retail business and Russia of approximately $30 million, collectively. Slightly offsetting these increases were lower results in the Benelux countries, France and Italy of approximately $1 million, collectively.

                         THE ESTEE LAUDER COMPANIES INC.

In Asia/Pacific, operating income increased 27% or $11.0 million to $51.7 million. Improved results in Hong Kong, China, Australia and Taiwan contributed approximately $9 million, collectively. Slightly offsetting the increase were lower contributions of approximately $1 million, combined, from Japan and New Zealand.

Interest Expense, Net

Net interest expense was $7.7 million as compared with $6.9 million in the prior period. This change primarily resulted from reduced interest income generated from lower average investment balances, partially offset by lower interest expense reflecting lower average debt balances and the capitalization of interest expenses on internally developed software in connection with the upgrade of our information systems.

Provision for Income Taxes

The provision for income taxes represents Federal, foreign, state and local income taxes. The effective rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate will change from quarter to quarter based on non-recurring and recurring factors including, but not limited to, the geographical mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit settlements and the interaction of various global tax strategies. The effective rate for income taxes for the three months ended December 31, 2006 was 34.9% as compared with 37.0% in the prior period. The decrease in the effective income tax rate of 210 basis points primarily reflected the positive impact attributable to the tax effect of our foreign operations (150 basis points) and an increase in tax credits (60 basis points).

Discontinued Operations

On September 30, 2005, we committed to a plan to sell and on April 10, 2006, we completed the sale of certain assets and operations of our reporting unit that marketed and sold Stila brand products. As such, $0.1 million and $68.7 million of operating losses, both net of tax, for the three months ended December 31, 2006 and 2005, respectively, are reflected as discontinued operations in the accompanying consolidated statements of earnings. The prior period charge reflected the anticipated loss on the sale of the business of $65.5 million, net of tax, and the operating loss of $3.2 million, net of tax. Current period operating results reflected transitional services related to certain information systems, accounting and other back office services provided to the purchaser in exchange for monthly service fees designed to recover the estimated costs of providing these transition services. Partially offsetting these costs was operating income generated from providing certain transitional distribution and online services as well as the manufacture and sale to the purchaser of a limited range of products. Transitional services are expected to conclude in fiscal 2007.

                         THE ESTEE LAUDER COMPANIES INC.

Six Months Fiscal 2007 as Compared with Six Months Fiscal 2006

Net Sales

Net sales increased 9% or $303.6 million to $3,584.6 million reflecting net sales growth in all major product categories within each geographic region. The increases in our skin care, makeup and fragrance product categories were led by Europe, the Middle East & Africa while the increase in hair care net sales was predominantly in the Americas. The Americas region and the skin care, makeup and fragrance categories were adversely impacted by fewer department store doors resulting from the Federated/May Merger. We also experienced weakness in our business at those Federated doors affected by the national nameplate change to Macy's in the United States. Prior-year period net sales in the Americas reflected an incremental provision of approximately $13 million for returns that were anticipated at that time as a result of then-announced store closings related to these retailer consolidations. Excluding the impact of foreign currency translation, net sales increased 7%.

Product Categories

Skin Care
Net sales of skin care products increased 9% or $100.6 million to $1,268.1 million. Most of this growth occurred outside of the United States. Net sales in the United States were adversely impacted by retailer consolidation. The recent launches of Advanced Night Repair Concentrate Recovery Boosting Treatment and new Perfectionist products from Estee Lauder and Repairwear Lift and All About Eyes Rich from Clinique contributed incremental sales of approximately $61 million, combined. Net sales increases from Resilience Lift Extreme Ultra Firming products and Advanced Night Repair Eye Recovery Complex from Estee Lauder, along with products in the Clinique 3-Step System, totaled approximately $51 million. These improvements were partially offset by approximately $27 million of lower sales from certain other Resilience Lift products and Perfectionist [CP+] from Estee Lauder. Excluding the impact of foreign currency translation, skin care net sales increased 6%.

Makeup
Makeup net sales increased 9% or $116.4 million to $1,363.6 million reflecting growth from our makeup artist brands of approximately $104 million. This increase was supported by sales from new points of distribution and new product launches as well as M.A.C Viva Glam lip products, the proceeds of which are donated to AIDS-related charities. Higher sales of approximately $35 million of Double Wear Foundation by Estee Lauder and Perfectly Real Makeup by Clinique was substantially offset by lower sales of approximately $25 million of Individualist Finish Makeup and Pure Color Lip Gloss by Estee Lauder and Repairwear Anti-Aging Makeup SPF 15 by Clinique. Excluding the impact of foreign currency translation, makeup net sales increased 8%.

Fragrance
Net sales of fragrance products increased 8% or $53.3 million to $754.4 million primarily driven by the recent launches of DKNY Red Delicious, Sean John Unforgivable, Pure White Linen from Estee Lauder, DKNY Red Delicious Men,
Youth Dew Amber Nude from Tom Ford for Estee Lauder and Donna Karan Gold which collectively contributed approximately $104 million to the category. Lower sales of approximately $51 million of True Star Men and True Star by Tommy Hilfiger, Estee Lauder Beyond Paradise and DKNY Be Delicious partially offset the growth in this product category. While current period sales levels compared favorably to the prior-year period's lower launch activity, we anticipate continued challenges in this product category, particularly in the United States. Excluding the impact of foreign currency translation, fragrance net sales increased 5%.

Hair Care
Hair care net sales increased 18% or $26.7 million to $176.3 million, primarily due to sales growth from Aveda and Bumble and bumble products. Bumble and bumble sales benefited from sales growth in its existing salon distribution and new points of distribution. Aveda net sales increased as a result of the acquisition of an independent distributor, sales of professional color products, the initial shipments of Be Curly Shampoo & Conditioner and the recent international launch of Damage Remedy hair care products. Excluding the impact of foreign currency translation, hair care net sales increased 17%.

                         THE ESTEE LAUDER COMPANIES INC.

Geographic Regions
Net sales in the Americas increased 5% or $84.7 million to $1,844.5 million. The increase was led by growth in the United States of approximately $91 million from our makeup artist brands, our hair care business, the recent launch of the Unforgivable fragrance by Sean John and from our internet distribution. Partially offsetting this growth was approximately $44 million related to weaknesses in certain of our core brands as a result of competitive pressures and retailer consolidation. We expect these factors, including weakness in our business at those Federated doors affected by the national nameplate change to Macy's in the United States, to continue to affect sales, with the impact of retailer consolidations easing during the second half of fiscal 2007. Net sales growth in Canada, Latin America and Mexico contributed an additional $17 million to the increase. The prior-year period results reflected an incremental provision of approximately $13 million for returns that were anticipated at that time as a result of then-announced store closings from retailer consolidations.

In Europe, the Middle East & Africa, net sales increased 15% or $157.2 million to $1,233.6 million, including approximately $54 million in exchange rate benefit due to the weakening of the U.S. dollar. Including the exchange rate benefit, this increase reflected higher net sales of approximately $104 million in the United Kingdom, our travel retail business, Russia and Germany. In the prior-year period, net sales in certain markets were adversely impacted by temporary disruptions due to the transition to a new regional inventory center in Belgium. On a local currency basis, net sales in Europe, the Middle East & Africa increased 10%.

Net sales in Asia/Pacific increased 14% or $61.7 million to $506.5 million. Higher net sales of approximately $41 million in Korea, China, Hong Kong and Australia generally reflected an improved economy across the region. We also experienced modest sales growth in Japan, our largest market in this region. Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 12%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

Cost of Sales

Cost of sales as a percentage of total net sales decreased to 25.9% as compared with 26.8% in the prior period. Cost of sales as a percentage of net sales reflected a decrease in the level and timing of promotions of approximately 50 basis points, a favorable change in the mix of our business of approximately 40 basis points, a decrease in obsolescence charges of approximately 20 basis points and the effect of exchange rate translation of approximately 10 basis points. Partially offsetting these improvements by approximately 30 basis points were unfavorable changes in manufacturing variances. Overall cost of sales reflected savings achieved during the current period from our cost savings initiative, which commenced during fiscal 2006.

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

Operating Expenses

Operating expenses improved to 62.0% of net sales as compared with 62.4% of net sales in the prior-year period. Although we have increased the total dollars spent on advertising, merchandising and sampling, we have generated an improvement of approximately 50 basis points related to growth in brands from businesses with a lower mix of advertising, merchandising and sampling and disciplined spending at our core brands. An improvement of approximately 30 basis points was attributable to the prior-year period's incremental provision for sales returns that were anticipated at that time as a result of then-announced store closings related to retailer consolidations. Partially offsetting these improvements was an increase of approximately 30 basis points in selling expenses reflecting higher demonstration, field selling and training costs in support of our business, as well as investments in new channel initiatives. Also offsetting operating expense margin improvements was approximately 20 basis points attributable to the combination of a charge related to the settlement of an employment matter, incremental spending related to our strategic modernization initiative and stock-based compensation. Overall operating expenses reflected savings achieved during the current period from our cost savings initiative, which commenced during fiscal 2006.

Changes in advertising, merchandising and sampling spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

                         THE ESTEE LAUDER COMPANIES INC.

Operating Results

Due to the growth in net sales and the decreases in our cost of sales and operating expense margins as previously discussed, operating income increased 22%, or $76.5 million, to $432.3 million as compared with the prior-year period. Operating margins improved to 12.1% of net sales as compared with 10.8% in the prior-year period.

Product Categories
Fragrance operating results increased over 100% or $25.6 million to $42.5 million, reflecting our ongoing effort to rationalize continued spending in support of our fragrances at the point of sale. Hair care operating results increased 52% or $6.7 million to $19.5 million as the increase in sales outpaced increased spending in support of new distribution points and product launches. Operating results increased 17% or $25.5 million to $178.5 million in makeup, primarily as a result of higher net sales from our makeup artist brands, which more than offset challenges among certain core brands and the impact of retailer consolidation in the United States. Skin care operating results increased 11% or $19.6 million to $191.7 million, also reflecting higher net sales fueled by recent product launches.

Geographic Regions
Operating income in the Americas increased 14% or $23.0 million to $183.0 million. Our efforts to balance advertising, merchandising and sampling spending with our net sales levels related to our core brands, as well as other planned company-wide cost containment efforts, resulted in the improvement in operating income in this region. Operating income in this region was negatively impacted in the prior-year period by approximately $10 million as a result of an incremental provision for then-anticipated returns as a result of retailer consolidations. Investment spending behind new and developing brands partially offset these improvements.

In Europe, the Middle East & Africa, operating income increased 22% or $34.7 million to $189.1 million primarily due to higher results of approximately $35 million in the United Kingdom, our travel retail business, Russia and Germany. Lower results in France, the Benelux countries and Switzerland partially offset these improvements by approximately $5 million, combined. Operating results in the prior-year period were tempered in continental Europe due to disruptions resulting from the transition to a new regional inventory center in Belgium.

In Asia/Pacific, operating income increased 41% or $17.7 million to $60.7 million. This increase reflected improved results of approximately $15 million in China, Australia, Hong Kong and Korea, partially offset by lower results in Japan and New Zealand of approximately $1 million, combined.

Interest Expense, Net

Net interest expense was $14.4 million as compared with $12.5 million in the prior period. This change primarily resulted from reduced interest income generated from lower average investment balances, partially offset by lower interest expense reflecting lower average debt balances and the capitalization of interest expenses on internally developed software in connection with the upgrade of our information systems.

Provision for Income Taxes

The provision for income taxes represents Federal, foreign, state and local income taxes. The effective rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate will change from quarter to quarter based on non-recurring and recurring factors including, but not limited to, the geographical mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit settlements and the interaction of various global tax strategies. The effective rate for income taxes for the six months ended December 31, 2006 was 35.1% as compared with 36.7% in the prior period. The decrease in the effective income tax rate of 160 basis points primarily reflected the positive impact attributable to the tax effect of our foreign operations (130 basis points) and an increase in tax credits (30 basis points).

                         THE ESTEE LAUDER COMPANIES INC.

Discontinued Operations

On September 30, 2005, we committed to a plan to sell and on April 10, 2006, we completed the sale of certain assets and operations of our reporting unit that marketed and sold Stila brand products. As such, $0.2 million of operating income and $72.0 million of operating loss, both net of tax, for the six months ended December 31, 2006 and 2005, respectively, are reflected as discontinued operations in the accompanying consolidated statements of earnings. The prior-year charge reflected the anticipated loss on the sale of the business of $65.5 million, net of tax, and the operating loss of $6.5 million, net of tax. The current year operating income resulted from us providing certain transitional distribution and online services as well as the manufacture and sale to the purchaser of a limited range of products. Partially offsetting this income were costs incurred from transitional services related to certain information systems, accounting and other back office services provided to the purchaser in exchange for monthly service fees designed to recover the estimated costs of providing these transition services. Transitional services are expected to conclude in fiscal 2007.

Financial Condition
-------------------

Liquidity and Capital Resources

Our principal sources of funds historically have been cash flows from operations and borrowings under commercial paper, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad. At December 31, 2006, we had cash and cash equivalents of $251.8 million compared with $368.6 million at June 30, 2006.

At December 31, 2006, our outstanding borrowings of $629.2 million included: (i) $237.4 million of 6% Senior Notes due January 2012 consisting of $250.0 million principal, unamortized debt discount of $0.6 million and a $12.0 million adjustment to reflect the fair value of an outstanding interest rate swap; (ii) $197.4 million of 5.75% Senior Notes due October 2033 consisting of $200.0 million principal and unamortized debt discount of $2.6 million; (iii) $147.2 million of outstanding short-term commercial paper payable through January 2007 at an average interest rate of 5.27%; (iv) a 0.8 billion yen short-term borrowing under a revolving credit facility (approximately $6.8 million at the exchange rate at December 31, 2006); (v) a 15.2 million Turkish lira borrowing under an overdraft borrowing facility (approximately $10.6 million at the exchange rate at December 31, 2006); (vi) $7.4 million of capital lease obligations and (vii) $22.4 million of other short-term and long-term borrowings.

We have a $750.0 million commercial paper program under which we may issue commercial paper in the United States. Our commercial paper is currently rated A-1 by Standard & Poor's and P-1 by Moody's. Our long-term credit ratings are A+ with a stable outlook by Standard & Poor's and A1 with a stable outlook by Moody's. At December 31, 2006, we had $147.2 million of commercial paper outstanding, which we may refinance on a periodic basis as it matures at then prevailing market interest rates. We also have an effective shelf registration statement covering the potential issuance of up to an additional $300.0 million in debt securities and $169.2 million in additional uncommitted credit facilities, of which $31.0 million was used as of December 31, 2006.

We have an unused $600.0 million senior revolving credit facility that expires on May 27, 2010. The facility may be used for general corporate purposes, including financing working capital, and also as credit support for our commercial paper program. Up to the equivalent of $250 million of the facility is available for multi-currency loans. The interest rate on borrowings under the credit facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or 1/2% plus the Federal funds rate. The credit facility has an annual fee of $0.4 million, payable quarterly, based on our current credit ratings. As of December 31, 2006, we were in compliance with all related financial and other restrictive covenants, including limitations on indebtedness and liens.

We have a fixed rate promissory note agreement with a financial institution pursuant to which we may borrow up to $150.0 million in the form of loan participation notes through one of our subsidiaries in Europe. The interest rate on borrowings under this agreement is at an all-in fixed rate determined by the lender and agreed to by us at the date of each borrowing. At December 31, 2006, no borrowings were outstanding under this agreement. Debt issuance costs incurred related to this agreement were de minimis.

                         THE ESTEE LAUDER COMPANIES INC.

We have an overdraft borrowing agreement with a financial institution pursuant to which our subsidiary in Turkey may be credited to satisfy outstanding negative daily balances arising from its business operations. The total balance outstanding at any time shall not exceed 20.0 million Turkish lira. The interest rate applicable to each such credit shall be 40 basis points per annum above the spot rate charged by the lender or the lender's floating call rate agreed to by us at each borrowing. There were no debt issuance costs incurred related to this agreement. The outstanding balance at December 31, 2006 ($10.6 million at the exchange rate at December 31, 2006) is classified as short-term debt on our consolidated balance sheet.

We have a 3.0 billion yen revolving credit facility that expires on March 24, 2009. The interest rate on borrowings under the credit facility is based on TIBOR (Tokyo Interbank Offered Rate) and a 10 basis point facility fee is incurred on the undrawn balance. The outstanding balance at December 31, 2006 ($6.8 million at the exchange rate at December 31, 2006) is classified as short-term debt on our consolidated balance sheet.

Our business is seasonal in nature and, accordingly, our working capital needs vary. From time to time, we may enter into investing and financing transactions that require additional funding. To the extent that these needs exceed cash from operations, we could, subject to market conditions, issue commercial paper, issue long-term debt securities or borrow under the revolving credit facility.

Total debt as a percent of total capitalization was 28% at December 31, 2006 and 24% at June 30, 2006.

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

Cash Flows
Net cash provided by operating activities from continuing operations was $312.7 million during the six months ended December 31, 2006 compared with $388.7 million in the prior period. The net decrease in operating cash flows reflected higher accounts receivable balances, primarily related to significant sales growth from our international operations, which generally carry longer payment terms, coupled with the extension of credit to some international customers resulting from our efforts to strategically expand our business in certain markets. Partially offsetting this deterioration was an improvement in net earnings from continuing operations.

Net cash used for investing activities was $197.6 million during the six months ended December 31, 2006 compared with $150.7 million in the prior period. The change in cash flows used for investing activities during the fiscal 2007 quarter primarily reflected increases in capital expenditures related to our continuing company-wide initiative to upgrade our information systems. Current period investing activities also reflected the cash payment related to the acquisition of the remaining minority equity interest in the Bumble & bumble business, and to a lesser extent, distributor acquisitions. Prior period investing activities reflected the earn-out payment related to the fiscal 2000 acquisition of Jo Malone Limited.

Net cash used for financing activities was $230.2 million during the six months ended December 31, 2006 compared with $414.7 million in the prior period. Increases in short-term debt primarily reflected an increase in commercial paper borrowings during the current period and, to a lesser extent, drawings under the
20.0 million Turkish lira overdraft borrowing facility, partially offset by payments of outstanding loan participation notes and payments of short-term borrowings under the 3.0 billion yen revolving credit facility. The improvement in cash used for financing activities also reflected the October 2005 redemption of the 2015 Preferred Stock and less cash used for share repurchases. The improvement was partially offset by the increase in dividends paid to common stockholders.

Dividends
During the current period, we paid dividends on the Class A and Class B Common Stock of $.50 per share (or an aggregate of $103.6 million) as compared with $.40 per share (or an aggregate of $85.4 million) in the prior-year period. For the six months ended December 31, 2005, dividends on the 2015 Preferred Stock were $0.4 million and were characterized as interest expense in the accompanying consolidated statements of earnings. The 2015 Preferred Stock was redeemed in October 2005.

                         THE ESTEE LAUDER COMPANIES INC.

Share Repurchase Program
We are authorized by the Board of Directors to repurchase up to 48.0 million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. As of December 31, 2006, the cumulative total of acquired shares pursuant to the authorization was 45.1 million, reducing the remaining authorized share repurchase balance to
2.9 million. During the first six months of fiscal 2007, we purchased approximately 6.5 million shares for $254.3 million as outlined in the following table:

                                                                       Total Number of          Maximum Number of
                                                                    Shares Purchased as          Shares that May
                         Total Number of        Average Price         Part of Publicly          Yet Be Purchased
             Period      Shares Purchased      Paid Per Share       Announced Program(1)        Under the Program
-------------------     ------------------     ----------------    -----------------------    --------------------
          July 2006                     --                   --                         --               9,391,600
        August 2006              1,655,000                35.83                  1,655,000               7,736,600
     September 2006              1,344,800                38.11                  1,344,800               6,391,800
       October 2006                266,974(2)             39.93                    251,000               6,140,800
      November 2006              1,752,000                40.73                  1,752,000               4,388,800
      December 2006              1,498,000                41.22                  1,498,000               2,890,800
                        ------------------                         -----------------------
       Year-to-date              6,516,774                39.02                  6,500,800               2,890,800
                        ==================                         =======================

(1) The publicly announced repurchase program was last increased by 20.0 million shares on May 18, 2005. The initial program covering the repurchase of 8.0 million shares was announced in September 1998 and increased by 10.0 million shares on both May 11, 2004 and October 30, 2002.
(2) Includes 15,974 shares that were repurchased by the Company in connection with shares withheld to satisfy tax obligations upon the vesting of restricted stock units.

Commitments and Contingencies
During the first quarter of fiscal 2007, we purchased the remaining minority equity interest in Bumble and Bumble Products, LLC and Bumble and Bumble, LLC.

Contractual Obligations
Since June 30, 2006, we made additional commitments pursuant to employment agreements of approximately $29 million, which are expected to be paid through fiscal 2010.

Pension Plan Funding
During the first quarter of fiscal 2007, the Pension Protection Act of 2006 was adopted into law in the United States. Certain provisions of this Act changed the calculation related to the maximum contribution amount deductible for income tax purposes. As a result of these provisions, we made discretionary contributions totaling $10.0 million to our trust-based, noncontributory qualified defined benefit pension plan during the current quarter and expect to contribute an additional $10.0 million during the remainder of fiscal 2007. We previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, that we did not expect to make any contributions to this plan during fiscal 2007.

Derivative Financial Instruments and Hedging Activities
There have been no significant changes to our derivative financial instruments and hedging activities as discussed in our Annual Report on Form 10-K for the year ended June 30, 2006.

                         THE ESTEE LAUDER COMPANIES INC.

Foreign Exchange Risk Management
We enter into forward exchange contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with our identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on our costs and on the cash flows that we receive from foreign subsidiaries. Almost all foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions rated as strong investment grade by a major rating agency. We also enter into foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. The forward exchange contracts and foreign currency options entered into to hedge anticipated transactions have been designated as cash-flow hedges. Hedge effectiveness of forward exchange contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings. Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology. The ineffective portion of both forward exchange and foreign currency option contracts is recorded in current-period earnings. For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income are reclassified to earnings when the underlying forecasted transaction occurs. If it is probable that the forecasted transaction will no longer occur, then any gains or losses accumulated in other comprehensive income are reclassified to current-period earnings. As of December 31, 2006, these cash-flow hedges were highly effective, in all material respects.

As a matter of policy, we only enter into contracts with counterparties that have at least an "A" (or equivalent) credit rating. The counterparties to these contracts are major financial institutions. We do not have significant exposure to any one counterparty. Our exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss under these hedging contracts is remote and in any event would not be material to the consolidated financial results. The contracts have varying maturities through the end of June 2007. Costs associated with entering into such contracts have not been material to our consolidated financial results. We do not utilize derivative financial instruments for trading or speculative purposes. At December 31, 2006, we had foreign currency contracts in the form of forward exchange contracts and option contracts in the amount of $682.6 million and $36.0 million, respectively. The foreign currencies included in forward exchange contracts (notional value stated in U.S. dollars) are principally the Euro ($202.4 million), British pound ($90.2 million), Swiss franc ($84.6 million), Japanese yen ($62.4 million), Australian dollar ($50.0 million) and Canadian dollar ($46.9 million). The foreign currencies included in the option contracts (notional value stated in U.S. dollars) are principally the Canadian dollar ($13.5 million), Euro ($11.8 million), Japanese yen ($7.2 million) and British pound ($3.5 million).

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

We have an interest rate swap agreement with a notional amount of $250.0 million to effectively convert fixed interest on the existing $250.0 million 6% Senior Notes to variable interest rates based on LIBOR. We designated the swap as a fair-value hedge. As of December 31, 2006, the fair-value hedge was highly effective, in all material respects.

Market Risk
Using the value-at-risk model, as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, our average value-at-risk, calculated for the most recent twelve months, is $11.1 million related to our foreign exchange contracts. As of December 31, 2006, our average value-at-risk related to our interest rate contracts for the twelve month period for which these contracts were outstanding was $6.6 million. There have been no significant changes in market risk since June 30, 2006 that would have a material effect on our calculated value-at-risk exposure, as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

                         THE ESTEE LAUDER COMPANIES INC.

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

Recently Issued Accounting Standards
------------------------------------

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires employers to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. Previous standards required employers to disclose the complete funded status of its plans only in the notes to the financial statements. Additionally, SFAS No. 158 requires employers to measure plan assets and obligations at their year-end balance sheet date. We will adopt SFAS No. 158 prospectively, as of the end of our current fiscal year, as required.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"), which sets forth the SEC Staff's views on the proper methods for quantifying errors when there were uncorrected errors in a prior year. Under SAB No. 108, companies should evaluate a misstatement that existed in prior years based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements in the current year's ending balance sheet. SAB No. 108 will become effective for us in our fiscal year ending June 30, 2007. We are currently evaluating the impact of the provisions of SAB No. 108 on our consolidated financial statements.

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

Item 4. Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2006 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On March 30, 2005, the United States District Court for the Northern District of California entered into a Final Judgment approving the settlement agreement we entered into in July 2003 with the plaintiffs, the other Manufacturer Defendants (as defined below) and the Department Store Defendants (as defined below) in a consolidated class action lawsuit that had been pending in the Superior Court of the State of California in Marin County since 1998. On April 29, 2005, notices of appeal were filed by representatives of two members of the purported class of consumers. One of those appeals has since been withdrawn. If the appeal is resolved satisfactorily, the Final Judgment will result in the plaintiffs' claims being dismissed, with prejudice, in their entirety in both the Federal and California actions. There has been no finding or admission of any wrongdoing by us in this lawsuit. We entered into the settlement agreement solely to avoid protracted and costly litigation. In connection with the settlement agreement, the defendants, including the Company, will provide consumers with certain free products and pay the plaintiffs' attorneys' fees. To meet its obligations under the settlement, we took a special pre-tax charge of $22.0 million, or $13.5 million after-tax, equal to $.06 per diluted common share in the fourth quarter of fiscal 2003. At December 31, 2006, the remaining accrual balance was $16.3 million. The charge did not have a material adverse effect on our consolidated financial condition. In the Federal action, the plaintiffs, purporting to represent a class of all U.S. residents who purchased prestige cosmetics products at retail for personal use from eight department stores groups that sold such products in the United States (the "Department Store Defendants"), alleged that the Department Store Defendants, the Company and eight other manufacturers of cosmetics (the "Manufacturer Defendants") conspired to fix and maintain retail prices and to limit the supply of prestige cosmetics products sold by the Department Store Defendants in violation of state and Federal laws. The plaintiffs sought, among other things, treble damages, equitable relief, attorneys' fees, interest and costs.

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

                         THE ESTEE LAUDER COMPANIES INC.

                           PART II. OTHER INFORMATION

On March 30, 2006, a purported securities class action complaint captioned Thomas S. Shin, et al. v. The Estee Lauder Companies Inc., et al., was filed against the Company and certain of our officers and directors (collectively the "Defendants") in the United States District Court for the Southern District of New York. The complaint alleged that the Defendants made statements during the period April 28, 2005 to October 25, 2005 in press releases, the Company's public filings and during conference calls with analysts that were materially false and misleading and that artificially inflated the price of the Company's stock. The complaint alleged claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint also asserted that during the class period, certain executive officers and the trust for the benefit of a director sold shares of our Class A Common Stock at artificially inflated prices. Three additional purported securities class action complaints were subsequently filed in the United States District Court for the Southern District of New York containing similar allegations. On July 10, 2006, the Court consolidated these actions under the caption In re: Estee Lauder Companies Securities Litigation, appointed lead plaintiff, and approved the selection of lead counsel. A consolidated amended complaint addressing the same issues as the original complaint was filed on September 8, 2006. The Defendants filed a motion to dismiss the amended complaint on November 7, 2006 and the plaintiff responded to the motion on January 5, 2007. Defendants plan to reply to plaintiff's response on or before February 5, 2007. The Defendants believe that the claims asserted in the consolidated amended complaint are without merit and they intend to defend the consolidated action vigorously.

On April 10, 2006, a shareholder derivative action complaint captioned Miriam Loveman v. Leonard A. Lauder, et al., was filed against certain of our officers and all of our directors as of that date (collectively the "Derivative Action Defendants") in the United States District Court for the Southern District of New York. The complaint alleges that the Derivative Action Defendants breached their fiduciary duties to the Company based on the same alleged course of conduct identified in the complaint described above. On May 4, 2006, the derivative action was reassigned to the judge assigned to the consolidated securities action. On September 1, 2006, the Derivative Action Defendants filed a motion to dismiss. The plaintiff responded to the Derivative Action Defendants' motion to dismiss on December 11, 2006. The Derivative Action Defendants replied to plaintiff's response on January 29, 2007. The defendants believe that this complaint is without merit and intend to defend the action vigorously.

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

During the three months ended December 31, 2006, the holders set forth in the table converted shares of Class B Common Stock into Class A Common Stock on the dates set forth in the table below:

       Stockholder That Converted                                       Number of Shares
     Class B Common Stock to Class                                         Converted/
             A Common Stock                Date of Conversion                Received
     -----------------------------         ------------------           ----------------
        Lauder & Sons LP                    October 27, 2006                   1,896,154
        Trust f/b/o Aerin and Jane          October 31, 2006                     500,000
        Lauder u/a/d 12/15/76 by
        Estee and Joseph Lauder,
        grantors

Share Repurchase Program

Information required by this item is set forth in Part I Item 2 of this Quarterly Report on Form 10-Q under the caption "Liquidity and Capital Resources
- Share Repurchase Program" and is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Stockholders of the Company was held on October 31, 2006.

(b)   The following directors were re-elected at the Annual Meeting of
      Stockholders: Rose Marie Bravo, CBE, Paul J. Fribourg, Mellody Hobson, Irvine O. Hockaday, Jr., and Barry S. Sternlicht as Class I Directors for a term expiring at the 2009 Annual Meeting. The Class II Directors, whose terms expire at the 2007 Annual Meeting, are Aerin Lauder, William P. Lauder, Richard D. Parsons and Lynn Forester de Rothschild. The Class III Directors, whose terms expire at the 2008 Annual Meeting are Charlene Barshefsky, Leonard A. Lauder and Ronald S. Lauder.

(c) (i) Each person re-elected as a director at the Annual Meeting received the number of votes (shares Class B Common Stock are entitled to ten votes per share) indicated beside his or her name:

                 Name                       Votes For            Votes Withheld
        -----------------------            -----------           --------------
        Rose Marie Bravo, CBE              959,104,967                2,304,245
        Paul J. Fribourg                   958,773,137                2,636,075
        Mellody Hobson                     958,908,379                2,500,833
        Irvine O. Hockaday, Jr.            958,525,900                2,888,312
        Barry S. Sternlicht                909,114,910               52,294,302


        (ii) 960,495,914 votes (shares of Class B Common Stock are entitled to ten votes per share) were cast for and 209,344 votes were cast against the ratification of the appointment of KPMG LLP as independent auditors of the Company for the 2007 fiscal year. There were 703,954 abstentions and no broker nonvotes.

(d)   Not applicable

                         THE ESTEE LAUDER COMPANIES INC.

                           PART II. OTHER INFORMATION

Item 6. Exhibits.


      Exhibit
      Number                         Description
      ------                         -----------
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


                                             THE ESTEE LAUDER COMPANIES INC.


Date:  January 31, 2007             By:          /s/ RICHARD W. KUNES
                                              --------------------------
                                                    Richard W. Kunes
                                               Executive Vice President
                                              and Chief Financial Officer
                                              (Principal Financial and
                                                  Accounting Officer)

                         THE ESTEE LAUDER COMPANIES INC.

                                INDEX TO EXHIBITS


     Exhibit
     Number                          Description
     ------                          -----------
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