Form 10-Q
period 2007-03-31
ESTEE LAUDER COMPANIES INC
filed 2007-05-03
CIK 1001250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number: 1-14064

The Estée Lauder Companies Inc.

 (Exact name of registrant as specified in its charter)

Delaware	11-2408943
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

767 Fifth Avenue, New York, New York	10153
(Address of principal executive offices)	(Zip Code)

212-572-4200

(Registrant’s telephone number, including area code)

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

At April 30, 2007, 111,608,027 shares of the registrant’s Class A Common Stock, $.01 par value, and 81,804,761 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
	2007	2006	2007	2006
	(In millions, except per share data)

Net Sales	$1,690.5	$1,578.2	$5,275.1	$4,859.2
Cost of Sales	426.0	411.5	1,353.1	1,289.5

Gross Profit	1,264.5	1,166.7	3,922.0	3,569.7

Operating expenses:
Selling, general and administrative	1,107.9	998.8	3,332.6	3,044.4
Special charges related to cost savings initiative	(0.1)	51.6	0.4	53.2
	1,107.8	1,050.4	3,333.0	3,097.6

Operating Income	156.7	116.3	589.0	472.1

Interest expense, net	8.8	6.6	23.2	19.1
Earnings before Income Taxes, Minority Interest and Discontinued Operations	147.9	109.7	565.8	453.0

Provision for income taxes	52.4	43.4	199.1	169.4
Minority interest, net of tax	(1.7)	(3.1)	(6.4)	(8.2)
Net Earnings from Continuing Operations	93.8	63.2	360.3	275.4

Discontinued operations, net of tax	0.1	(3.7)	0.3	(75.7)
Net Earnings	$93.9	$59.5	$360.6	$199.7

Basic net earnings per common share:
Net earnings from continuing operations	$.46	$.30	$1.74	$1.27
Discontinued operations, net of tax	.00	(.02)	.00	(.35)
Net earnings	$.46	$.28	$1.74	$.92

Diluted net earnings per common share:
Net earnings from continuing operations	$.45	$.29	$1.71	$1.26
Discontinued operations, net of tax	.00	(.01)	.00	(.35)
Net earnings	$.45	$.28	$1.71	$.91

Weighted average common shares outstanding:
Basic	203.8	212.4	207.7	215.9
Diluted	208.0	214.9	211.0	218.4

Cash dividends declared per share	$—	$—	$.50	$.40

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED BALANCE SHEETS

	March 31	June 30
	2007	2006
	(Unaudited)
	($ in millions)
ASSETS
Current Assets
Cash and cash equivalents	$202.0	$368.6
Accounts receivable, net	964.9	771.2
Inventory and promotional merchandise, net	806.3	766.3
Prepaid expenses and other current assets	292.7	270.8
Total current assets	2,265.9	2,176.9

Property, Plant and Equipment, net	830.5	758.0

Other Assets
Investments, at cost or market value	22.2	13.4
Goodwill, net	684.1	635.8
Other intangible assets, net	78.0	77.0
Other assets, net	133.5	123.0
Total other assets	917.8	849.2
Total assets	$4,014.2	$3,784.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$141.2	$89.7
Accounts payable	273.0	264.5
Accrued income taxes	191.0	135.5
Other accrued liabilities	1,042.6	948.5
Total current liabilities	1,647.8	1,438.2

Noncurrent Liabilities
Long-term debt	1,033.0	431.8
Other noncurrent liabilities	248.1	266.4
Total noncurrent liabilities	1,281.1	698.2

Minority Interest	20.4	25.4

Stockholders’ Equity
Common stock, $.01 par value; 650,000,000 shares Class A authorized; shares issued: 172,249,172 at March 31, 2007 and 164,837,563 at June 30, 2006; 240,000,000 shares Class B authorized; shares issued and outstanding: 81,804,761 at March 31, 2007 and 85,305,915 at June 30, 2006	2.5	2.5
Paid-in capital	753.8	581.0
Retained earnings	2,618.7	2,361.9
Accumulated other comprehensive income	81.5	64.7
	3,456.5	3,010.1
Less: Treasury stock, at cost; 60,843,574 Class A shares at March 31, 2007 and 38,382,458 Class A shares at June 30, 2006	(2,391.6)	(1,387.8)
Total stockholders’ equity	1,064.9	1,622.3
Total liabilities and stockholders’ equity	$4,014.2	$3,784.1

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31
	2007	2006
	(In millions)

Cash Flows from Operating Activities
Net earnings	$360.6	$199.7
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	152.8	147.0
Deferred income taxes	(16.3)	(57.5)
Minority interest, net of tax	6.4	8.2
Non-cash stock compensation	35.6	29.5
Excess tax benefits from stock-based compensation arrangements	(5.5)	(6.3)
Loss on disposal of fixed assets	7.6	7.0
Discontinued operations, net of tax	(0.3)	75.7
Other non-cash items	0.5	0.6
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(174.7)	(136.7)
Decrease (increase) in inventory and promotional merchandise, net	(29.3)	36.1
Increase in other assets, net	(41.1)	(28.2)
Increase (decrease) in accounts payable	8.0	(7.6)
Increase in accrued income taxes	70.7	59.4
Increase in other accrued liabilities	87.7	110.2
Increase (decrease) in other noncurrent liabilities	(6.4)	39.2
Net cash flows provided by operating activities of continuing operations	456.3	476.3
Net cash flows used for operating activities of discontinued operations	(5.7)	(6.8)
Net cash flows provided by operating activities	450.6	469.5

Cash Flows from Investing Activities
Capital expenditures	(212.0)	(170.1)
Capital expenditures of discontinued operations	—	(0.2)
Acquisition of businesses, net of cash acquired	(56.7)	(49.2)
Proceeds from disposition of long-term investments	—	0.5
Purchases of long-term investments	(0.5)	(0.1)
Net cash flows used for investing activities	(269.2)	(219.1)

Cash Flows from Financing Activities
Increase (decrease) in short-term debt, net	49.9	(48.9)
Proceeds from issuance of commercial paper expected to be refinanced	591.1	—
Repayments and redemptions of long-term debt	(2.5)	(96.4)
Net proceeds from stock-based compensation transactions	121.6	43.8
Excess tax benefits from stock-based compensation arrangements	5.5	6.3
Payments to acquire treasury stock	(1,004.3)	(352.5)
Dividends paid to stockholders	(103.6)	(85.4)
Distributions made to minority holders of consolidated subsidiaries	(9.5)	(2.0)
Net cash flows used for financing activities	(351.8)	(535.1)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	3.8	(0.3)

Net Decrease in Cash and Cash Equivalents	(166.6)	(285.0)
Cash and Cash Equivalents at Beginning of Period	368.6	553.3
Cash and Cash Equivalents at End of Period	$202.0	$268.3

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of The Estée Lauder Companies Inc. and its subsidiaries (collectively, the “Company”) as continuing operations, with the exception of the operating results of its reporting unit that marketed and sold Stila brand products, which have been reflected as discontinued operations for the three and nine-month periods ended March 31, 2007 and 2006.  All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.  For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.

Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to current period presentation for comparative purposes.

Net Earnings Per Common Share

For the three and nine-month periods ended March 31, 2007 and 2006, net earnings per common share (“basic EPS”) is computed by dividing net earnings by the weighted-average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions).  Net earnings per common share assuming dilution (“diluted EPS”) is computed by reflecting potential dilution from stock-based awards and contingently issuable shares.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three Months Ended March 31		Nine Months Ended March 31
	2007	2006	2007	2006
	(Unaudited)
	(In millions, except per share data)
Numerator:
Net earnings from continuing operations	$93.8	$63.2	$360.3	$275.4
Discontinued operations, net of tax	0.1	(3.7)	0.3	(75.7)
Net earnings	$93.9	$59.5	$360.6	$199.7

Denominator:
Weighted average common shares outstanding — Basic	203.8	212.4	207.7	215.9
Effect of dilutive stock options	3.7	2.4	3.0	2.4
Effect of dilutive restricted share units	0.4	0.1	0.2	0.1
Effect of contingently issuable shares pursuant to accelerated share repurchase program	0.1	—	0.1	—
Weighted average common shares outstanding — Diluted	208.0	214.9	211.0	218.4

Basic net earnings per common share:
Net earnings from continuing operations	$.46	$.30	$1.74	$1.27
Discontinued operations, net of tax	.00	(.02)	.00	(.35)
Net earnings	$.46	$.28	$1.74	$.92

Diluted net earnings per common share:
Net earnings from continuing operations	$.45	$.29	$1.71	$1.26
Discontinued operations, net of tax	.00	(.01)	.00	(.35)
Net earnings	$.45	$.28	$1.71	$.91

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2007 and 2006, outstanding options to purchase 6.5 million and 15.2 million shares, respectively, of Class A Common Stock were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.  As of March 31, 2007 and 2006, 0.2 million and 0.1 million, respectively, of performance share units have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 3 — Stock Programs.

Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information for the nine months ended March 31, 2007 and 2006 were as follows:

	2007	2006
	(Unaudited)
	(In millions)
Cash
Cash paid during the period for interest	$31.8	$27.1
Cash paid during the period for income taxes	$148.2	$152.2

Non-cash
Incremental tax benefit from the exercise of stock options	$12.3	$4.5
Capital lease obligations incurred	$3.9	$0.3
Accrued dividend equivalents	$0.2	$0.1
Interest rate swap derivative mark to market	$(9.0)	$13.1

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions of $29.1 million and $27.1 million as of March 31, 2007 and June 30, 2006, respectively.

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

	March 31	June 30
	2007	2006
	(Unaudited)
	(In millions)
Inventory and promotional merchandise consists of:
Raw materials	$161.8	$151.0
Work in process	40.7	44.2
Finished goods	443.9	407.1
Promotional merchandise	159.9	164.0
	$806.3	$766.3

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, Plant and Equipment

Property, plant and equipment, including leasehold and other improvements that extend an asset’s useful life or productive capabilities, are carried at cost less accumulated depreciation and amortization.  The cost of assets related to projects in progress of $129.3 million and $91.9 million as of March 31, 2007 and June 30, 2006, respectively, is included in their respective asset categories in the table below.  For financial statement purposes, depreciation is provided principally on the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized on a straight-line basis over the shorter of the lives of the respective leases or the expected useful life of those improvements.

	March 31	June 30
	2007	2006
	(Unaudited)
	(In millions)
Assets (Useful Life)
Land	$13.8	$13.7
Buildings and improvements (10 to 40 years)	164.8	161.7
Machinery and equipment (3 to 10 years)	902.7	803.0
Furniture and fixtures (5 to 10 years)	106.6	108.2
Leasehold improvements	878.8	790.8
	2,066.7	1,877.4
Less accumulated depreciation and amortization	1,236.2	1,119.4
	$830.5	$758.0

Depreciation and amortization of property, plant and equipment was $46.8 million and $48.1 million during the three months ended March 31, 2007 and 2006, respectively, and $145.9 million and $140.8 million during the nine months ended March 31, 2007 and 2006, respectively.  Depreciation and amortization related to the Company’s manufacturing process is included in cost of sales and all other depreciation and amortization is included in selling, general and administrative expenses in the accompanying consolidated statements of earnings.

Goodwill and Other Intangible Assets

During the nine months ended March 31, 2007, the Company purchased the remaining minority equity interest in Bumble and Bumble Products, LLC and Bumble and Bumble, LLC, acquired a business engaged in the wholesale distribution and retail sale of Aveda products and acquired an international distributor, all of which resulted in an increase to goodwill of $46.5 million and other intangible assets of $4.6 million.

Debt

In March 2007, the Company entered into a $400 million senior unsecured 364-day revolving credit facility primarily to provide credit support for the Company’s commercial paper program.  This facility may also be used for general corporate purposes and to repurchase shares of the Company’s common stock.  The interest rate on borrowings under the credit facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or ½% plus the Federal funds rate.  The credit facility has an annual fee of $0.2 million, payable quarterly, based on the Company’s current credit ratings.  As of March 31, 2007, this facility was undrawn and the Company was in compliance with all related financial and other restrictive covenants, including limitations on indebtedness and liens.

During March 2007, the Company issued commercial paper to finance the repurchase of treasury stock as part of an accelerated share repurchase program and for general corporate purposes (see Note 6 — Accelerated Share Repurchase Program).  At March 31, 2007, $591.1 million of this amount was classified as long-term debt in the accompanying consolidated balance sheet based on the Company’s intent and ability to refinance the debt on a long-term basis.  The Company has refinanced a majority of this amount, and intends to refinance the remainder upon maturity, with the net proceeds from the issuance of long-term notes (see Note 7 — Subsequent Events).

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pension and Post-retirement Benefit Plans

The Company maintains pension plans covering substantially all of its full-time employees for its U.S. operations and a majority of its international operations.  Certain of the Company’s employees are eligible to participate in a post-retirement benefit plan which provides certain medical and dental benefits.  Descriptions of these plans are discussed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.

The components of net periodic benefit cost for the three months ended March 31, 2007 and 2006 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement
	2007	2006	2007	2006	2007	2006
(Unaudited)
(In millions)
Service cost, net	$4.6	$5.4	$4.0	$3.0	$1.1	$1.1
Interest cost	6.2	5.3	3.2	2.4	1.7	1.3
Expected return on plan assets	(7.2)	(6.2)	(3.5)	(2.8)	—	—
Amortization of:
Prior service cost	0.2	0.2	0.1	0.1	—	—
Actuarial loss	0.5	1.5	2.0	2.0	0.2	0.3
Net periodic benefit cost	$4.3	$6.2	$5.8	$4.7	$3.0	$2.7

The components of net periodic benefit cost for the nine months ended March 31, 2007 and 2006 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement
	2007	2006	2007	2006	2007	2006
(Unaudited)
(In millions)
Service cost, net	$13.8	$16.1	$11.9	$9.0	$3.5	$3.4
Interest cost	18.7	15.9	9.6	7.3	5.0	3.8
Expected return on plan assets	(21.5)	(18.7)	(10.3)	(8.6)	—	—
Amortization of:
Prior service cost	0.5	0.6	0.2	0.2	—	—
Actuarial loss	1.3	4.6	5.8	6.2	0.6	0.9
Settlements and curtailments	—	—	—	0.2	—	—
Net periodic benefit cost	$12.8	$18.5	$17.2	$14.3	$9.1	$8.1

During the first quarter of fiscal 2007, the Pension Protection Act of 2006 was adopted into law in the United States.  Certain provisions of this law changed the calculation related to the maximum contribution amount deductible for income tax purposes.  As a result of these provisions, the Company made discretionary contributions totaling $15.0 million to its trust-based, noncontributory qualified defined benefit pension plan during the current year and expects to contribute an additional $5.0 million during the remainder of fiscal 2007.  The Company expects to make benefit payments under its non-qualified domestic noncontributory pension plan totaling $10.3 million during the fiscal year ending June 30, 2007.  In addition, the Company expects to contribute $20.8 million to its international pension plans during the fiscal year ending June 30, 2007.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

During the nine months ended March 31, 2007, 3,501,154 shares of the Company’s Class B Common Stock were converted into Class A Common Stock.  There is no cash or other consideration paid by the holders converting the shares and, accordingly, there is no cash or other consideration received by the Company.

Management Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions.  The Company’s most critical accounting policies relate to revenue recognition, concentration of credit risk, inventory, pension and other post-retirement benefit costs, goodwill and other intangible assets, income taxes, derivatives and stock-based compensation.  Descriptions of these policies are set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  SFAS No. 157 becomes effective for the Company in its fiscal year ending June 30, 2009.  The Company is currently evaluating the impact of the provisions of SFAS No. 157 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)” (“SFAS No. 158”).  SFAS No. 158 requires employers to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans.  Previous standards required employers to disclose the complete funded status of its plans only in the notes to the financial statements.  Additionally, SFAS No. 158 requires employers to measure plan assets and obligations at their year-end balance sheet date.  The Company will adopt SFAS No. 158 prospectively, as of the end of the current fiscal year, as required.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), which sets forth the SEC Staff’s views on the proper methods for quantifying errors when there were uncorrected errors in a prior year.  Under SAB No. 108, companies should evaluate a misstatement that existed in prior years based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements in the current year’s ending balance sheet.  SAB No. 108 will become effective for the Company at June 30, 2007.  The Company is currently evaluating the impact of the provisions of SAB No. 108 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”) to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value.  An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred.  SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157.  An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption.  The Company is currently evaluating the impact of the provisions of SFAS No. 159 on its consolidated financial statements, if any, when it becomes effective for the fiscal year ending June 30, 2009.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — COMPREHENSIVE INCOME

The components of accumulated other comprehensive income (“OCI”) included in the accompanying consolidated balance sheets consist of net unrealized investment gain (loss), net gain (loss) on derivative instruments designated and qualifying as cash-flow hedging instruments, net minimum pension liability adjustments and cumulative translation adjustments as of the end of each period.

Comprehensive income and its components, net of tax, are as follows:

	Three Months Ended March 31		Nine Months Ended March 31
	2007	2006	2007	2006
	(Unaudited) (In millions)

Net earnings	$93.9	$59.5	$360.6	$199.7
Other comprehensive income (loss):
Net unrealized investment gain	0.1	0.2	0.2	0.2
Net derivative instruments gain (loss)	(0.2)	0.7	(3.4)	0.8
Translation adjustments	1.0	12.0	20.0	(1.1)

Other comprehensive income (loss)	0.9	12.9	16.8	(0.1)

Comprehensive income	$94.8	$72.4	$377.4	$199.6

The accumulated net gain (loss) on derivative instruments consists of the following:

	Three Months Ended March 31		Nine Months Ended March 31
	2007	2006	2007	2006
	(Unaudited) (In millions)

OCI-derivative instruments, beginning of period	$7.1	$12.0	$10.3	$11.9
Gain (loss) on derivative instruments	(0.9)	2.3	(7.1)	7.3
Reclassification to earnings of net (gain) loss during the period	0.6	(1.2)	2.0	(6.7)
Benefit (provision) for deferred income taxes	0.1	(0.4)	1.7	0.2

Net derivative instruments gain (loss)	(0.2)	0.7	(3.4)	0.8

OCI-derivative instruments, end of period	$6.9	$12.7	$6.9	$12.7

The $6.9 million, net of tax, derivative instrument gain recorded in OCI at the end of the current period included $9.1 million, net of tax, related to the gain on the settlement of treasury lock agreements upon issuance of the Company’s 5.75% Senior Notes due October 2033, which will be reclassified to earnings as an offset to interest expense over the life of the debt.  Offsetting this gain was $2.2 million, net of tax, related to the loss on forward and option contracts, which the Company will reclassify to earnings during the next fifteen months.

At the end of the prior period, the $12.7 million, net of tax, derivative instrument gain recorded in OCI included $9.2 million, net of tax, related to the gain on the settlement of treasury lock agreements upon issuance of the Company’s 5.75% Senior Notes due October 2033, which will be reclassified to earnings as an offset to interest expense over the life of the debt, and $3.5 million, net of tax, related to forward and option contracts which the Company is reclassifying to earnings through the fiscal year ending June 30, 2007.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — STOCK PROGRAMS

As of March 31, 2007, the Company has three active equity compensation plans which include the Amended and Restated Fiscal 2002 Share Incentive Plan, the Fiscal 1999 Share Incentive Plan and the Non-Employee Director Share Incentive Plan (collectively, the “Plans”).  These Plans currently provide for the issuance of 32,894,400 shares, which consist of shares originally provided for and shares transferred to the Plans from a previous plan and employment agreement, to be granted in the form of stock-based awards to key employees, consultants and non-employee directors of the Company.  As of March 31, 2007, approximately 6,480,000 shares of Class A Common Stock were reserved and available to be granted pursuant to these Plans.  The Company may satisfy the obligation of its stock-based compensation awards with either new or treasury shares.  The Company’s stock compensation awards outstanding at March 31, 2007 include stock options, performance share units (“PSU”), restricted stock units (“RSU”) and share units.

Stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of, stock options, PSUs, RSUs and share units, net of estimated forfeitures.  Compensation expense attributable to net stock-based compensation during the three months ended March 31, 2007 and 2006 was $9.0 million and $5.8 million, respectively.  Compensation expense attributable to net stock-based compensation during the nine months ended March 31, 2007 and 2006 was $35.5 million and $29.4 million, respectively.  As of March 31, 2007 and 2006, the total unrecognized compensation cost related to nonvested stock-based awards was $39.5 million and $33.0 million, respectively and the related weighted-average period over which it is expected to be recognized is approximately 1.9 and 2.4 years, respectively.

Stock Options

A summary of the Company’s stock option programs as of March 31, 2007 and changes during the nine-month period then ended, is presented below:

(Unaudited) (Shares in thousands)	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value(1) (in millions)	Weighted- Average Contractual Life Remaining in Years

Outstanding at June 30, 2006	26,215.7	$39.53
Granted at fair value	1,684.3	39.68
Exercised	(3,884.1)	31.35
Expired	(164.0)	42.46
Forfeited	(104.2)	39.20
Outstanding at March 31, 2007	23,747.7	40.86	$206.8	4.5

Exercisable at March 31, 2007	19,899.7	41.19	$169.4	3.7

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

The weighted-average grant date fair value of stock options granted for the three months ended March 31, 2007 and 2006 was $15.30 and $13.15, respectively.  The weighted-average grant date fair value of stock options granted for the nine months ended March 31, 2007 and 2006 was $13.69 and $11.87, respectively.  The total intrinsic value of stock options exercised during the three months ended March 31, 2007 and 2006 was $35.9 million and $8.5 million, respectively.  The total intrinsic value of stock options exercised during the nine months ended March 31, 2007 and 2006 was $51.8 million and $30.9 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31
(Unaudited)	2007	2006
Weighted-average expected stock-price volatility	24%	25%
Weighted-average expected option life	7 years	8 years
Average risk-free interest rate	4.7%	4.5%
Average dividend yield	1.2%	1.2%

	Nine Months Ended March 31
(Unaudited)	2007	2006
Weighted-average expected stock-price volatility	24%	23%
Weighted-average expected option life	8 years	8 years
Average risk-free interest rate	4.7%	4.3%
Average dividend yield	1.2%	.9%

Performance Share Units

During the nine months ended March 31, 2007, the Company issued approximately 119,000 PSUs, which will be settled in stock subject to the achievement of the Company’s net sales and net earnings per share goals for the three years ending June 30, 2009.  Settlement will be made pursuant to a range of opportunities relative to the net sales and earnings per share targets of the Company and, as such, the compensation cost of the PSUs is subject to adjustment based upon the attainability of these target goals.  No settlement will occur for results below the minimum threshold and additional shares shall be issued if performance exceeds the targeted performance goals.  PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSU.  These awards are subject to the provisions of the agreement under which the PSUs are granted.  The PSUs were valued at the closing market value of the Company’s Class A Common Stock on the date of grant and generally vest at the end of the performance period.

The following is a summary of the status of the Company’s PSUs as of March 31, 2007 and activity during the nine months then ended:

		Weighted-Average
		Grant Date
(Unaudited) (Shares in thousands)	Shares	Fair Value
Nonvested at June 30, 2006	111.1	$35.00
Granted	119.0	39.56
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2007	230.1	37.36

Restricted Stock Units

The Company granted approximately 603,100 RSUs during the nine months ended March 31, 2007, of which 332,800 are scheduled to vest on October 31, 2007, 173,500 on October 31, 2008 and 96,800 on November 2, 2009, all subject to the continued employment or retirement of the grantees.  Certain RSUs granted in fiscal 2007 are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the RSU and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.  Other RSUs granted in fiscal 2007 are not accompanied by dividend equivalent rights and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant less the discounted present value of the dividends expected to be paid on the shares during the vesting period.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the status of the Company’s RSUs as of March 31, 2007 and activity during the nine months then ended:

		Weighted-Average
		Grant Date
(Unaudited) (Shares in thousands)	Shares	Fair Value
Nonvested at June 30, 2006	111.1	$35.00
Granted	603.1	39.21
Vested	(37.0)	35.00
Forfeited	(11.3)	39.09
Nonvested at March 31, 2007	665.9	38.75

Share Units

The Company grants share units to certain non-employee directors under the Non-Employee Director Share Incentive Plan.  The share units are convertible into shares of Class A Common Stock as provided for in that plan.  Share units are accompanied by dividend equivalent rights that are converted to additional share units when such dividends are declared.  The following is a summary of the status of the Company’s share units as of March 31, 2007 and activity during the nine months then ended:

		Weighted-Average
		Grant Date
(Unaudited) (Shares in thousands)	Shares	Fair Value
Outstanding at June 30, 2006	13.1	$36.79
Granted	4.3	40.35
Dividend equivalents	0.2	41.25
Converted	(3.8)	37.98
Outstanding at March 31, 2007	13.8	37.65

Cash Units

Certain non-employee directors defer cash compensation in the form of cash payout share units, which are not subject to the Plans.  These cash units are classified as liabilities and, as such, their fair value is adjusted to reflect the current market value of the Company’s Class A Common Stock.  The Company recorded $0.5 million and $0.3 million as compensation expense to reflect the change in the market value for the three months ended March 31, 2007 and 2006, respectively.  The Company recorded $0.9 million and $0.3 million as compensation expense to reflect the change in the market value for the nine months ended March 31, 2007 and 2006, respectively.

NOTE 4 — DISCONTINUED OPERATIONS

On September 30, 2005, the Company committed to a plan to sell and on April 10, 2006, completed the sale of certain assets and operations of the reporting unit that marketed and sold Stila brand products.  For the three and nine months ended March 31, 2007, $0.1 million and $0.3 million of operating income, both net of tax, are reflected as discontinued operations in the accompanying consolidated statements of earnings.  These results reflected the conclusion of transitional distribution services provided to the purchaser.  During the prior year, the Company recorded a charge of $3.7 million (net of $24.5 million tax benefit) and $75.7 million (net of $40.7 million tax benefit) as discontinued operations for the three and nine months ended March 31, 2006, respectively.  The charge reflected the then-anticipated loss on the sale of the business of $0.8 million, net of tax, and $66.3 million, net of tax, and the operating loss of $2.9 million, net of tax, and $9.4 million, net of tax, for the three and nine months ended March 31, 2006, respectively.  Net sales associated with the discontinued operations were $12.6 million and $38.3 million for the three and nine months ended March 31, 2006, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — COST SAVINGS INITIATIVE

During fiscal 2006, the Company recorded special charges associated with a cost savings initiative that was designed to support its long-term financial objectives.  As part of this multi-faceted initiative, the Company identified savings opportunities that included streamlined processes and organizational changes.  Substantially all employees designated for separation under the cost savings initiative have been separated as of March 31, 2007.

During the nine months ended March 31, 2007, the Company incurred a net additional $0.4 million under this program primarily related to facility closings.  At March 31, 2007, the accrued liability related to the cost savings initiative was $30.2 million of which $17.6 million and $12.6 million was reflected as other accrued liabilities and other noncurrent liabilities, respectively, in the accompanying consolidated balance sheet.

NOTE 6 — ACCELERATED SHARE REPURCHASE PROGRAM

In March 2007, the Company repurchased approximately 15,960,800 shares of its outstanding Class A Common Stock for $750.0 million through an accelerated share repurchase program with a financial counterparty.  These shares were accounted for as treasury stock, carried at cost, and reflected as a reduction to stockholders’ equity.  The financial counterparty is expected to purchase shares for its own account in the open market over a period ending no later than October 2007.  At the end of that period, the Company will receive or pay a price adjustment based on the volume weighted average price of the Company’s shares traded during the period (“VWAP”).  For the purpose of limiting the price adjustment, approximately 10,640,500 shares purchased are subject to a cap, which sets a maximum price for these shares.  For the shares subject to the cap, the maximum price adjustment the Company could pay is equal to $80.6 million.  The cap is not carried on the accompanying consolidated balance sheet as an asset or liability because it is a component of a transaction involving the Company’s equity securities and can potentially be settled by the issuance of the Company’s common stock or a cash payment at the Company’s discretion.  If share settlement is elected by the Company, the number of shares it could potentially issue at the end of the repurchase period cannot currently be determined since the number will be dependent upon the amount, if any, that the Company might owe as a price adjustment, divided by the market price of its common stock on the settlement date.  The maximum number of shares potentially issuable is 25,000,000.

The following table provides information as of March 31, 2007 regarding the accelerated share repurchase program:

(Unaudited) (Dollars in millions, except share and per share data)	Maturity-October 2007
Shares subject to cap	10,640,500
Cap price per share	$54.57
Maximum potential price adjustment subject to cap	$80.6
Shares not subject to cap	5,320,300
Estimated interim price adjustment at March 31, 2007	$21.7
Estimated impact of a $1 change in the VWAP	$16.0

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — SUBSEQUENT EVENTS

In May 2007, the Company issued and sold $300.0 million of 5.55% Senior Notes due May 15, 2017 (“5.55% Senior Notes due 2017”) and $300.0 million of 6.00% Senior Notes due May 15, 2037 (“6.00% Senior Notes due 2037”) in a public offering.  The 5.55% Senior Notes due 2017 were priced at 99.845% with a yield of 5.570% and the 6.00% Senior Notes due 2037 were priced at 98.722% with a yield of 6.093%.  Interest payments on both notes are required to be made semi-annually on May 15 and November 15, commencing November 15, 2007.  The Company is using the net proceeds of this offering to repay long-term commercial paper and to pay transaction fees and expenses related to this offering.

In April 2007, in connection with the anticipated issuance of debt, the Company entered into a series of forward-starting interest rate swap agreements with a notional amount totaling $210.0 million at a weighted average all-in rate of 5.45%.  These forward-starting swap agreements, designated as cash-flow hedges, were used to hedge the exposure to a possible rise in the benchmark interest rate prior to the May 2007 issuance of debt.  The agreements were settled upon the issuance of the 6.00% Senior Notes due 2037 and the Company recognized a loss in other comprehensive income of $0.9 million that will be amortized to interest expense over the 30-year life of the 6.00% Senior Notes due 2037.

In April 2007, the Company entered into an interest rate swap agreement with a notional amount of $250.0 million to effectively convert the fixed rate interest on its 5.55% Senior Notes due 2017 to variable interest rates based on six-month LIBOR.  The interest rate swap was designated as a fair-value hedge.

In April 2007, the Company terminated the outstanding interest-rate swap on the $250 million Senior Notes due 2012.  This instrument was classified as a liability and had a fair value of $11.1 million at cash settlement.  Hedge accounting treatment was discontinued prospectively and the offsetting adjustment to the carrying amount of the related debt will be amortized to interest expense over the remaining life of the debt.

Effective April 26, 2007, the Company entered into a five-year $750.0 million senior unsecured revolving credit facility, expiring on April 26, 2012, primarily to provide credit support for our commercial paper program.  This revolving credit facility may also be used for general corporate purposes and to repurchase shares of the Company’s stock.  The new facility replaced the Company’s prior, undrawn $600.0 million senior unsecured revolving credit facility, which was effective since May 27, 2005.  The Company was in compliance with all related financial and other restrictive covenants, including limitations on indebtedness and liens, associated with the Company’s prior facility as of March 31, 2007.  Up to the equivalent of $250 million of the facility is available for multi-currency loans.  The interest rate on borrowings under the credit facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or ½% plus the Federal funds rate.  The Company incurred costs of approximately $0.3 million to establish the facility which will be amortized over the term of the facility.  The credit facility has an annual fee of $0.4 million, payable quarterly, based on the Company’s current credit ratings.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — SEGMENT DATA AND RELATED INFORMATION

Reportable operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the “Chief Executive”) in deciding how to allocate resources and in assessing performance.  Although the Company does business in one operating segment, beauty products, management also evaluates performance on a product category basis.  Performance is measured based upon net sales and operating income.  Operating income represents earnings before income taxes, minority interest, net interest expense and discontinued operations.  The accounting policies for the Company’s reportable segment are substantially the same as those for the consolidated financial statements, as described in the segment data and related information footnote included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.  The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information is produced for the Chief Executive or included herein.  There has been no significant variance in the total or long-lived asset value associated with the Company’s segment data since June 30, 2006.

	Three Months Ended March 31		Nine Months Ended March 31
	2007	2006	2007	2006
	(Unaudited) (In millions)

PRODUCT CATEGORY DATA
Net Sales:
Skin Care	$668.9	$611.1	$1,937.0	$1,778.6
Makeup	678.4	634.9	2,042.0	1,882.1
Fragrance	240.1	246.3	994.5	947.4
Hair Care	97.1	80.3	273.4	229.9
Other	6.0	5.6	28.2	21.2
	$1,690.5	$1,578.2	$5,275.1	$4,859.2
Operating Income (Loss):
Skin Care	$80.9	$80.3	$272.6	$252.4
Makeup	87.4	92.5	265.8	245.5
Fragrance	(21.4)	(11.7)	21.2	5.2
Hair Care	11.4	6.8	30.9	19.7
Other	(1.7)	—	(1.1)	2.5
Special charges related to cost savings initiative	0.1	(51.6)	(0.4)	(53.2)
	156.7	116.3	589.0	472.1
Reconciliation:
Interest expense, net	(8.8)	(6.6)	(23.2)	(19.1)
Earnings before income taxes, minority interest and discontinued operations	$147.9	$109.7	$565.8	$453.0

GEOGRAPHIC DATA
Net Sales:
The Americas	$856.9	$870.1	$2,701.4	$2,629.9
Europe, the Middle East & Africa	598.4	501.5	1,832.0	1,577.9
Asia/Pacific	235.2	206.6	741.7	651.4
	$1,690.5	$1,578.2	$5,275.1	$4,859.2
Operating Income (Loss):
The Americas	$72.0	$99.2	$255.0	$259.2
Europe, the Middle East & Africa	66.0	54.9	255.1	209.3
Asia/Pacific	18.6	13.8	79.3	56.8
Special charges related to cost savings initiative	0.1	(51.6)	(0.4)	(53.2)
	$156.7	$116.3	$589.0	$472.1

THE ESTÉE LAUDER COMPANIES INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories which are distributed in over 130 countries and territories.  The following is a comparative summary of operating results from continuing operations for the three and nine months ended March 31, 2007 and 2006, and reflects the basis of presentation described in Note 1 of Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies for all periods presented.  Sales of products and services that do not meet our definition of skin care, makeup, fragrance or hair care have been included in the “other” category.

	Three Months Ended March 31		Nine Months Ended March 31
	2007	2006	2007	2006
	(In millions)
NET SALES
By Region:
The Americas	$856.9	$870.1	$2,701.4	$2,629.9
Europe, the Middle East & Africa	598.4	501.5	1,832.0	1,577.9
Asia/Pacific	235.2	206.6	741.7	651.4
	$1,690.5	$1,578.2	$5,275.1	$4,859.2

By Product Category:
Skin Care	$668.9	$611.1	$1,937.0	$1,778.6
Makeup	678.4	634.9	2,042.0	1,882.1
Fragrance	240.1	246.3	994.5	947.4
Hair Care	97.1	80.3	273.4	229.9
Other	6.0	5.6	28.2	21.2
	$1,690.5	$1,578.2	$5,275.1	$4,859.2
OPERATING INCOME (LOSS)
By Region:
The Americas	$72.0	$99.2	$255.0	$259.2
Europe, the Middle East & Africa	66.0	54.9	255.1	209.3
Asia/Pacific	18.6	13.8	79.3	56.8
Special charges related to cost savings initiative	0.1	(51.6)	(0.4)	(53.2)
	$156.7	$116.3	$589.0	$472.1

By Product Category:
Skin Care	$80.9	$80.3	$272.6	$252.4
Makeup	87.4	92.5	265.8	245.5
Fragrance	(21.4)	(11.7)	21.2	5.2
Hair Care	11.4	6.8	30.9	19.7
Other	(1.7)	—	(1.1)	2.5
Special charges related to cost savings initiative	0.1	(51.6)	(0.4)	(53.2)
	$156.7	$116.3	$589.0	$472.1

THE ESTÉE LAUDER COMPANIES INC.

The following table presents certain consolidated earnings data as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	25.2	26.1	25.6	26.5
Gross profit	74.8	73.9	74.4	73.5
Operating expenses:
Selling, general and administrative	65.5	63.2	63.2	62.7
Special charges related to cost savings initiative	—	3.3	—	1.1
	65.5	66.5	63.2	63.8

Operating income	9.3	7.4	11.2	9.7
Interest expense, net	0.5	0.4	0.5	0.4
Earnings before income taxes, minority interest and discontinued operations	8.8	7.0	10.7	9.3
Provision for income taxes	3.1	2.8	3.8	3.5
Minority interest, net of tax	(0.1)	(0.2)	(0.1)	(0.2)

Net earnings from continuing operations	5.6	4.0	6.8	5.6
Discontinued operations, net of tax	—	(0.2)	—	(1.5)
Net earnings	5.6%	3.8%	6.8%	4.1%

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

Third Quarter Fiscal 2007 as Compared with Third Quarter Fiscal 2006

NET SALES

Net sales increased 7% or $112.3 million to $1,690.5 million.  Europe, the Middle East & Africa and Asia/Pacific posted double-digit net sales growth, with improvements in all major product categories, while net sales in the Americas declined.  Skin care, makeup and fragrance net sales in the Americas were adversely impacted by fewer department store doors resulting from the merger of Federated Department Stores, Inc. (“Federated”) and The May Department Stores Company (the “Federated/May Merger”).  We also experienced weakness in our business at those Federated doors that converted to Macy’s in the United States.  Excluding the impact of foreign currency translation, net sales increased 5%.

Product Categories

Skin Care

Net sales of skin care products increased 9% or $57.8 million to $668.9 million.  Most of this growth occurred outside of the United States.  The recent launches of Continuous Rescue Antioxidant Moisturizer, All About Eyes Rich and Repairwear Lift from Clinique and Advanced Night Repair Concentrate Recovery Boosting Treatment and new Perfectionist products from Estée Lauder contributed incremental sales of approximately $36 million, combined.  Net sales increases of approximately $15 million from products in the Clinique 3-Step Skin Care System and Advanced Night Repair Eye Recovery Complex by Estée Lauder also contributed to growth in this product category.  These improvements were partially offset by approximately $14 million of lower sales of Turnaround Concentrate Visible Skin Renewer and Turnaround 15-Minute Facial by Clinique and Resilience Lift Extreme Ultra firming products by Estée Lauder.  Excluding the impact of foreign currency translation, skin care net sales increased 7%.

THE ESTÉE LAUDER COMPANIES INC.

Makeup

Makeup net sales increased 7% or $43.5 million to $678.4 million, primarily reflecting growth from our makeup artist brands of approximately $35 million.  The recent launches of Resilience Lift Extreme Ultra Firming Makeup SPF 15 and Projectionist High Definition Volume Mascara by Estée Lauder, and Full Potential Lips by Clinique, collectively contributed approximately $24 million to the growth in this product category.  Partially offsetting these increases were lower sales of approximately $11 million of Pure Color Gloss by Estée Lauder, and Blushing Blush and Colour Surge Lipstick by Clinique.  Excluding the impact of foreign currency translation, makeup net sales increased 5%.

Fragrance

Net sales of fragrance products decreased 3% or $6.2 million to $240.1 million.  Lower sales of Estée Lauder pleasures and Beautiful, and True Star by Tommy Hilfiger contributed approximately $17 million to the decrease.  Sales of Sean John Unforgivable and Youth Dew Amber Nude from Tom Ford for Estée Lauder were lower by approximately $7 million, combined, due to a difficult comparison to the prior-year quarter when they were recently launched.  These declines were partially offset by approximately $20 million of incremental sales from the recent international launches of DKNY Red Delicious, Pure White Linen from Estée Lauder and DKNY Red Delicious Men, as well as higher sales of DKNY Be Delicious.  We anticipate continued challenges in this product category, particularly in the United States.  Excluding the impact of foreign currency translation, fragrance net sales decreased 6%.

Hair Care

Hair care net sales increased 21% or $16.8 million to $97.1 million, primarily due to growth from Aveda and Bumble and bumble products.  Aveda net sales increases were primarily due to the acquisition of an independent distributor, sales of professional color products and the recent launch of Be Curly shampoo and conditioner.  Bumble and bumble net sales benefited from new salon openings and from a new hotel amenities program.  Excluding the impact of foreign currency translation, hair care net sales increased 20%.

Geographic Regions

Net sales in the Americas decreased 2% or $13.2 million to $856.9 million.  Net sales from our core brands in the United States declined approximately $48 million, primarily as a result of competitive pressures and retailer consolidation.  During the current quarter, we began to anniversary the closing of doors related to retailer consolidation at Federated.  We expect these factors, including weakness in our business at those Federated doors that converted to Macy’s in the United States, to continue to affect sales, with the impact of retailer consolidations continuing to ease over the remainder of the fiscal year.  Also contributing to the weakness in our core brands was the timing and level of fragrance shipments, in particular certain Tommy Hilfiger products, and somewhat lower replenishment shipments to retailers following an increase of such shipments during the latter portion of our fiscal 2007 second quarter.  Partially offsetting these decreases was an increase in net sales of approximately $22 million from our hair care business, our internet distribution and our makeup artist brands.  Approximately $9 million of net sales growth in Canada, Latin America and Mexico also contributed positively to the region.

In Europe, the Middle East & Africa, net sales increased 19% or $96.9 million to $598.4 million, including an exchange rate benefit due to the weakening of the U.S. dollar of approximately $34 million.  Net sales growth in the region was led by the United Kingdom, our travel retail business, Russia, the Balkans and Italy of approximately $77 million, collectively.  Partially offsetting these increases were lower sales in Spain and South Africa of approximately $2 million, combined.  On a local currency basis, net sales in Europe, the Middle East & Africa increased 13%.

Net sales in Asia/Pacific increased 14% or $28.6 million to $235.2 million.  Higher net sales of approximately $23 million in Korea, China, Hong Kong and Australia generally reflected a strong economic environment during this period as well as new points of distribution.  Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 12%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

THE ESTÉE LAUDER COMPANIES INC.

COST OF SALES

Cost of sales as a percentage of total net sales decreased to 25.2% as compared with 26.1% in the prior period.  Contributing to the favorability was a decrease in obsolescence charges, a change in the mix of our business and the effect of exchange rate translation of approximately 20 basis points each.  The current period improvement also reflected a decrease in the level and timing of promotional activities of approximately 10 basis points.  Cost of sales in the prior period reflected an unutilized tooling charge, resulting in additional favorability of approximately 20 basis points.  Certain of these items reflect savings achieved during the current period from our cost savings initiative, which commenced during fiscal 2006.

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

OPERATING EXPENSES

Operating expenses improved to 65.5% of net sales as compared with 66.5% of net sales in the prior-year period.  During the prior-year quarter, we recorded a $51.6 million charge to operating expenses related to the implementation of our cost savings initiative that negatively impacted our operating expense margin by approximately 330 basis points.  The current quarter operating expense margin included an impact of approximately 170 basis points due to an increase in selling, general and administrative expenses, which reflected higher demonstration, field selling and training costs in support of our business, as well as organizational costs to establish the platform upon which we intend to build our pharmacy channel business in Europe.  Operating expense margin was also negatively impacted by approximately 70 basis points primarily related to lower net sales in the United States, which reflected retailer consolidation and weakness at certain Federated doors that converted to Macy’s, as well as incremental spending related to our strategic modernization initiative.  Overall operating expenses reflected savings achieved during the current period from our cost savings initiative, which commenced during fiscal 2006.

Changes in advertising, merchandising and sampling spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

OPERATING RESULTS

Based on the growth in net sales and the decreases in our cost of sales and operating expense margins as previously discussed, operating income increased 35%, or $40.4 million, to $156.7 million as compared with the prior-year period.  Operating margins were 9.3% of net sales as compared with 7.4% in the prior-year period, which was negatively impacted by 3.3% of net sales as a result of the special charge related to our cost savings initiative.

The following discussions of Operating Results by Product Categories and Geographic Regions exclude the impact of the special charge of $51.6 million in the prior-year period related to our cost savings initiative.  The impact of the net special charge in the current-year quarter was de minimis.  We believe the following analysis of operating results better reflects the manner in which we conduct and view our business.  See Note 8 of Notes to Consolidated Financial Statements — Segment Data and Related Information.

Product Categories

Hair care operating results increased 68% or $4.6 million to $11.4 million as the increase in sales outpaced increased spending in support of new distribution points and product launches.  Skin care operating results were relatively flat as improvements in international results, tempered by organizational costs to establish the platform upon which we intend to build our pharmacy channel business in Europe, were offset by declines domestically.  Operating results decreased 6% or $5.1 million to $87.4 million in makeup, primarily as a result of challenges among certain core brands and the impact of retailer consolidation in the United States, partially offset by profits from higher net sales from our makeup artist brands.  Fragrance operating results declined 83% or $9.7 million, primarily reflecting the timing and level of fragrance shipments, in particular certain Tommy Hilfiger products, and spending behind new and developing brands.

THE ESTÉE LAUDER COMPANIES INC.

Geographic Regions

Operating income in the Americas decreased 27% or $27.2 million to $72.0 million, reflecting lower net sales, coupled with spending behind strategic initiatives at our core brands, and to develop new brands, in the United States.  Improved operating income from our hair care business and our internet distribution partially offset these results.

In Europe, the Middle East & Africa, operating income increased 20% or $11.1 million to $66.0 million primarily due to improved results from our travel retail business, the United Kingdom, and Russia of approximately $20 million, collectively.  Partially offsetting these increases were lower results in France and Spain of approximately $10 million, collectively.

In Asia/Pacific, operating income increased 35% or $4.8 million to $18.6 million.  Improved results in Hong Kong, China, Japan and Korea contributed approximately $6 million, collectively.  Partially offsetting the increase were lower contributions of approximately $2 million, combined, from Taiwan and Thailand.

Interest Expense, Net

Net interest expense was $8.8 million as compared with $6.6 million in the prior period.  This change primarily resulted from higher average debt balances, primarily associated with the funding of our accelerated share repurchase program, and by higher interest rates, partially offset by the capitalization of interest expenses on internally developed software in connection with the upgrade of our information systems.

Provision for Income Taxes

The provision for income taxes represents Federal, foreign, state and local income taxes.  The effective rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses.  Our effective tax rate will change from quarter to quarter based on non-recurring and recurring factors including, but not limited to, the geographical mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit settlements and the interaction of various global tax strategies.  The effective rate for income taxes for the three months ended March 31, 2007 was 35.4% as compared with 39.6% in the prior period.  The decrease in the effective income tax rate of 420 basis points primarily reflected the positive impact attributable to the tax effect of our foreign operations (380 basis points) and an increase in tax credits (40 basis points).

Discontinued Operations

On September 30, 2005, we committed to a plan to sell and on April 10, 2006, we completed the sale of certain assets and operations of our reporting unit that marketed and sold Stila brand products.  For the three months ended March 31, 2007, $0.1 million, net of tax, of operating income was reflected as discontinued operations, reflecting the conclusion of transitional distribution services provided to the purchaser.  The prior period charge of $3.7 million, net of tax, reflected the then-anticipated loss on the sale of the business of $0.8 million, net of tax, and the operating loss of $2.9 million, net of tax.

THE ESTÉE LAUDER COMPANIES INC.

Nine Months Fiscal 2007 as Compared with Nine Months Fiscal 2006

NET SALES

Net sales increased 9% or $415.9 million to $5,275.1 million, reflecting net sales growth in all major product categories.  The increases in our skin care, makeup and fragrance product categories were led by Europe, the Middle East & Africa while the increase in hair care net sales was predominantly in the Americas.  The skin care, makeup and fragrance categories within the Americas region were adversely impacted by fewer department store doors resulting from the Federated/May Merger.  We also experienced weakness in our business at those Federated doors that converted to Macy’s in the United States.  Prior-year period net sales in the Americas reflected an incremental provision of approximately $16 million for returns that were anticipated at that time as a result of then-announced store closings related to these retailer consolidations.  Excluding the impact of foreign currency translation, net sales increased 6%.

Product Categories

Skin Care

Net sales of skin care products increased 9% or $158.4 million to $1,937.0 million.  Most of this growth occurred outside of the United States.  The recent launches of Advanced Night Repair Concentrate Recovery Boosting Treatment and new Perfectionist products from Estée Lauder, and Repairwear Lift, Continuous Rescue Antioxidant Moisturizer and All About Eyes Rich from Clinique contributed incremental sales of approximately $85 million, combined.  Net sales increases from Resilience Lift Extreme Ultra Firming products and Advanced Night Repair Eye Recovery Complex from Estée Lauder, along with products in the Clinique 3-Step Skin Care System, totaled approximately $57 million.  These improvements were partially offset by approximately $31 million of lower sales from certain other Resilience Lift products and Perfectionist [CP+] from Estée Lauder.  Excluding the impact of foreign currency translation, skin care net sales increased 6%.

Makeup

Makeup net sales increased 8% or $159.9 million to $2,042.0 million, reflecting growth from our makeup artist brands of approximately $138 million.  This increase was supported by new points of distribution and new product launches as well as M·A·C Viva Glam lip products, the proceeds of which are donated to AIDS-related charities.  Higher sales of Double Wear Foundation and the recent launch of Resilience Lift Extreme Ultra Firming Makeup SPF 15 by Estée Lauder contributed approximately $46 million to the growth in this product category.  Lower sales of approximately $31 million of Pure Color Gloss and Individualist Natural Finish Makeup by Estée Lauder, and Repairwear Anti-Aging Makeup SPF 15 by Clinique partially offset this growth.  Excluding the impact of foreign currency translation, makeup net sales increased 7%.

Fragrance

Net sales of fragrance products increased 5% or $47.1 million to $994.5 million, primarily driven by incremental international sales from newer fragrance offerings.  DKNY Red Delicious, Pure White Linen from Estée Lauder, Sean John Unforgivable, DKNY Red Delicious Men and Donna Karan Gold collectively contributed approximately $106 million to the category.  Lower sales of approximately $61 million of True Star and True Star Men by Tommy Hilfiger, Estée Lauder Beyond Paradise and Estée Lauder pleasures partially offset the growth in this product category.  While current period sales levels compared favorably to the prior-year period’s overall lower launch activity, we anticipate continued challenges in this product category, particularly in the United States.  Excluding the impact of foreign currency translation, fragrance net sales increased 2%.

Hair Care

Hair care net sales increased 19% or $43.5 million to $273.4 million, primarily due to sales growth from Aveda and Bumble and bumble products.  Aveda net sales increases were primarily due to the acquisition of an independent distributor, sales of professional color products and the recent launch of Be Curly shampoo and conditioner.  Bumble and bumble sales benefited from new salon openings and from a new hotel amenities program.  Excluding the impact of foreign currency translation, hair care net sales increased 18%.

THE ESTÉE LAUDER COMPANIES INC.

Geographic Regions

Net sales in the Americas increased 3% or $71.5 million to $2,701.4 million.  The increase was led by growth in the United States of approximately $107 million from our makeup artist brands, our hair care business, our internet distribution, and the recent launch of the Unforgivable fragrance by Sean John.  Partially offsetting this growth was approximately $93 million related to weaknesses in our core brands as a result of competitive pressures and retailer consolidation.  We expect these factors, including weakness in our business at those Federated doors that converted to Macy’s in the United States, to continue to affect sales, with the impact of retailer consolidations easing over the remainder of the fiscal year.  Net sales growth in Canada, Latin America and Mexico contributed an additional $26 million to the increase.  The prior-year period results reflected an incremental provision of approximately $16 million for returns that were anticipated at that time as a result of then-announced store closings from retailer consolidations.

In Europe, the Middle East & Africa, net sales increased 16% or $254.1 million to $1,832.0 million, including an exchange rate benefit due to the weakening of the U.S. dollar of approximately $89 million.  The growth in the region reflected higher net sales of approximately $188 million in the United Kingdom, our travel retail business, Russia, Germany and Turkey.  In the prior-year period, net sales in certain markets were adversely impacted by temporary disruptions due to the transition to a new regional inventory center in Belgium.  On a local currency basis, net sales in Europe, the Middle East & Africa increased 10%.

Net sales in Asia/Pacific increased 14% or $90.3 million to $741.7 million.  Higher net sales of approximately $64 million in Korea, China, Hong Kong and Australia generally reflected an improved economy across the region.  We also experienced modest sales growth in Japan, our largest market in this region.  Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 12%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

Cost of Sales

Cost of sales as a percentage of total net sales decreased to 25.6% as compared with 26.5% in the prior period.  Cost of sales as a percentage of net sales reflected a decrease in the level and timing of promotional activities of approximately 30 basis points, a favorable change in the mix of our business of approximately 20 basis points, a decrease in obsolescence charges of approximately 20 basis points and the effect of exchange rate translation of approximately 10 basis points.  Certain of these items reflect savings achieved during the current period from our cost savings initiative, which commenced during fiscal 2006.

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

OPERATING EXPENSES

Operating expenses improved to 63.2% of net sales as compared with 63.8% of net sales in the prior-year period.  During the prior-year period, we recorded a $53.2 million charge to operating expenses related to the implementation of our cost savings initiative that negatively impacted our operating expense margin by approximately 110 basis points.  Although we have increased the total dollars spent on advertising, merchandising and sampling, we have generated an improvement of approximately 30 basis points related to growth in brands and channels with a lower mix of advertising, merchandising and sampling and disciplined spending at our core brands.  An improvement of approximately 20 basis points was attributable to the prior-year period’s incremental provision for sales returns that were anticipated at that time as a result of then-announced store closings related to retailer consolidations.  Partially offsetting these improvements was an increase of approximately 70 basis points in selling, general and administrative expenses reflecting higher demonstration, field selling and training costs in support of our business, as well as organizational costs to establish the platform upon which we intend to build our pharmacy channel business in Europe.  Also offsetting operating expense margin improvements was approximately 20 basis points primarily attributable to weaker sales in the United States as a result of retailer consolidation and weakness in certain Federated doors that converted to Macy’s.  Overall operating expenses reflected savings achieved during the current period from our cost savings initiative, which commenced during fiscal 2006.

Changes in advertising, merchandising and sampling spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

THE ESTÉE LAUDER COMPANIES INC.

OPERATING RESULTS

Due to the growth in net sales and the decreases in our cost of sales and operating expense margins as previously discussed, operating income increased 25%, or $116.9 million, to $589.0 million as compared with the prior-year period.  Operating margins were 11.2% of net sales as compared with 9.7% in the prior-year period, which was negatively impacted by 1.1% of net sales as a result of the special charge related to our cost savings initiative.

The following discussions of Operating Results by Product Categories and Geographic Regions exclude the impact of the special charge related to our cost savings initiative of $0.4 million and $53.2 million for the nine months ended March 31, 2007 and 2006, respectively.  We believe the following analysis of operating results better reflects the manner in which we conduct and view our business.  See Note 8 of Notes to Consolidated Financial Statements — Segment Data and Related Information.

Product Categories

Fragrance operating results increased over 100% or $16.0 million to $21.2 million, as profits from higher international net sales more than offset net sales declines and spending behind new brands in the United States.  Hair care operating results grew 57% or $11.2 million to $30.9 million as the increase in sales outpaced increased spending in support of new distribution points and product launches.  Operating results increased 8% or $20.3 million to $265.8 million in makeup, primarily as a result of higher net sales from our makeup artist brands, which more than offset challenges among certain core brands and the impact of retailer consolidation in the United States.  Skin care operating results increased 8% or $20.2 million to $272.6 million, reflecting improvements in international results, partially offset by organizational costs to establish the platform upon which we intend to build our pharmacy channel business in Europe.

Geographic Regions

Operating income in the Americas decreased 2% or $4.2 million to $255.0 million, reflecting spending behind strategic initiatives at our core brands, and to develop new brands, in the United States.  Operating income growth from our hair care business and our internet distribution partially offset these results.  Operating results in this region were negatively impacted in the prior-year period by approximately $12 million as a result of an incremental provision for then-anticipated returns as a result of retailer consolidations.

In Europe, the Middle East & Africa, operating income increased 22% or $45.8 million to $255.1 million primarily due to higher results of approximately $53 million from our travel retail business, the United Kingdom, Russia and Germany.  Lower results from France and Spain partially offset these improvements by approximately $13 million, combined.

In Asia/Pacific, operating income increased 40% or $22.5 million to $79.3 million.  This increase reflected improved results of approximately $20 million in China, Hong Kong, Australia and Korea, partially offset by lower results in Taiwan and New Zealand of approximately $1 million, combined.

Interest Expense, Net

Net interest expense was $23.2 million as compared with $19.1 million in the prior period.  This change primarily resulted from reduced interest income generated from lower average investment balances, as well as an increase in interest expense due to higher average debt balances, primarily associated with the funding of our accelerated share repurchase program, and higher interest rates.  These increases were partially offset by the capitalization of interest expenses on internally developed software in connection with the upgrade of our information systems.

Provision for Income Taxes

The provision for income taxes represents Federal, foreign, state and local income taxes.  The effective rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses.  Our effective tax rate will change from quarter to quarter based on non-recurring and recurring factors including, but not limited to, the geographical mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit settlements and the interaction of various global tax strategies.  The effective rate for income taxes for the nine months ended March 31, 2007 was 35.2% as compared with 37.4% in the prior period.  The decrease in the effective income tax rate of 220 basis points primarily reflected the positive impact attributable to the tax effect of our foreign operations (180 basis points) and an increase in tax credits (40 basis points).

THE ESTÉE LAUDER COMPANIES INC.

Discontinued Operations

On September 30, 2005, we committed to a plan to sell and on April 10, 2006, we completed the sale of certain assets and operations of our reporting unit that marketed and sold Stila brand products.  For the nine months ended March 31, 2007, $0.3 million, net of tax, of operating income was reflected as discontinued operations, reflecting the conclusion of transitional distribution services provided to the purchaser.  The prior period charge of $75.7 million, net of tax, reflected the then-anticipated loss on the sale of the business of $66.3 million, net of tax, and the operating loss of $9.4 million, net of tax.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds historically have been cash flows from operations and borrowings under commercial paper, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad.  At March 31, 2007, we had cash and cash equivalents of $202.0 million compared with $368.6 million at June 30, 2006.

At March 31, 2007, our outstanding borrowings of $1,174.2 million included: (i) $239.1 million of 6.00% Senior Notes due January 2012 consisting of $250.0 million principal, unamortized debt discount of $0.6 million and a $10.3 million adjustment to reflect the fair value of an outstanding interest rate swap; (ii) $197.4 million of 5.75% Senior Notes due October 2033 consisting of $200.0 million principal and unamortized debt discount of $2.6 million; (iii) $694.2 million of outstanding commercial paper payable through May 2007 at an average interest rate of 5.30%, of which $591.1 million was classified as long-term; (iv) a 0.5 billion yen short-term borrowing under a revolving credit facility (approximately $4.3 million at the exchange rate at March 31, 2007); (v) a 14.1 million Turkish lira borrowing under an overdraft borrowing facility (approximately $10.0 million at the exchange rate at March 31, 2007); (vi) $8.7 million of capital lease obligations and (vii) $20.5 million of other short-term and long-term borrowings.

We have a $750.0 million commercial paper program under which we may issue commercial paper in the United States.  Our commercial paper is currently rated A-1 by Standard & Poor’s and P-1 by Moody’s.  Our long-term credit ratings are A with a stable outlook by Standard & Poor’s and A2 with a stable outlook by Moody’s.  At March 31, 2007, we had $694.2 million of commercial paper outstanding, which we may refinance on a periodic basis as it matures at then prevailing market interest rates.  Of this amount, $591.1 million was classified as long-term based on our intent and ability to refinance the debt on a long-term basis.  At March 31, 2007, we had an effective shelf registration statement covering the potential issuance of up to an additional $300.0 million in debt securities and $176.3 million in additional uncommitted credit facilities, of which $28.5 million was used.  In April 2007, we filed a $750.0 million shelf registration statement, which superseded our existing shelf registration statement.  After completion of the issuance of $300.0 million of 5.55% Senior Notes due May 15, 2017 (“5.55% Senior Notes due 2017”) and $300.0 million of 6.00% Senior Notes due May 15, 2037 (“6.00% Senior Notes due 2037”), we now have $150.0 million remaining available for the potential issuance of debt securities.

In March 2007, we entered into a $400 million senior unsecured 364-day revolving credit facility, primarily to provide credit support for our commercial paper program.  This facility may also be used for general corporate purposes and to repurchase shares of our common stock.  The interest rate on borrowings under the credit facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or ½% plus the Federal funds rate.  The credit facility has an annual fee of $0.2 million, payable quarterly, based on our current credit ratings.  As of March 31, 2007, this facility was undrawn and we were in compliance with all related financial and other restrictive covenants, including limitations on indebtedness and liens.

Effective April 2007, we entered into a five-year $750.0 million senior unsecured revolving credit facility, expiring on April 26, 2012, primarily to provide credit support for our commercial paper program.  This revolving credit facility may also be used for general corporate purposes and to repurchase shares of our common stock.  The new facility replaced our prior, undrawn $600.0 million senior unsecured revolving credit facility, which was effective since May 27, 2005.  We were in compliance with all related financial and other restrictive covenants, including limitations on indebtedness and liens, associated with our prior facility as of March 31, 2007.  Up to the equivalent of $250 million of the facility is available for multi-currency loans.  The interest rate on borrowings under the credit facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or ½% plus the Federal funds rate.  We incurred costs of approximately $0.3 million to establish the facility which will be amortized over the term of the facility.  The credit facility has an annual fee of $0.4 million, payable quarterly, based on our current credit ratings.

THE ESTÉE LAUDER COMPANIES INC.

In May 2007, we issued and sold 5.55% Senior Notes due 2017 and 6.00% Senior Notes due 2037 in a public offering.  The 5.55% Senior Notes due 2017 were priced at 99.845% with a yield of 5.570% and the 6.00% Senior Notes due 2037 were priced at 98.722% with a yield of 6.093%.  Interest payments on both notes are required to be made semi-annually on May 15 and November 15, commencing November 15, 2007.  We are using the net proceeds of this offering to repay long-term commercial paper and to pay transaction fees and expenses related to this offering.

We have a fixed rate promissory note agreement with a financial institution pursuant to which we may borrow up to $150.0 million in the form of loan participation notes through one of our subsidiaries in Europe.  The interest rate on borrowings under this agreement is at an all-in fixed rate determined by the lender and agreed to by us at the date of each borrowing.  At March 31, 2007, no borrowings were outstanding under this agreement.  Debt issuance costs incurred related to this agreement were de minimis.

We have an overdraft borrowing agreement with a financial institution pursuant to which our subsidiary in Turkey may be credited to satisfy outstanding negative daily balances arising from its business operations.  The total balance outstanding at any time shall not exceed 20.0 million Turkish lira.  The interest rate applicable to each such credit shall be 40 basis points per annum above the spot rate charged by the lender or the lender’s floating call rate agreed to by us at each borrowing.  There were no debt issuance costs incurred related to this agreement.  The outstanding balance at March 31, 2007 ($10.0 million at the exchange rate at March 31, 2007) is classified as short-term debt on our consolidated balance sheet.

We have a 3.0 billion yen revolving credit facility that expires on March 24, 2009.  The interest rate on borrowings under the credit facility is based on TIBOR (Tokyo Interbank Offered Rate) and a 10 basis point facility fee is incurred on the undrawn balance.  The outstanding balance at March 31, 2007 ($4.3 million at the exchange rate at March 31, 2007) is classified as short-term debt on our consolidated balance sheet.

Our business is seasonal in nature and, accordingly, our working capital needs vary.  From time to time, we may enter into investing and financing transactions that require additional funding.  To the extent that these needs exceed cash from operations, we could, subject to market conditions, issue commercial paper, issue long-term debt securities or borrow under our revolving credit facilities.

Total debt as a percent of total capitalization was 52% at March 31, 2007 and 24% at June 30, 2006.

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

Cash Flows

Net cash provided by operating activities from continuing operations was $456.3 million during the nine months ended March 31, 2007 compared with $476.3 million in the prior period.  The net decrease in operating cash flows reflected higher domestic and international inventory levels primarily driven by activities in new and emerging international markets, planned promotional activities and the building of safety stock for our upcoming implementation of SAP as part of our strategic modernization initiative at our Aveda manufacturing facility.  In addition, the decrease in operating cash flows reflected higher accounts receivable balances, primarily related to significant sales growth from our international operations.  Cash flows were also impacted by cash payments made during the current year related to our fiscal 2006 cost savings initiative.  Partially offsetting the decrease was an improvement in net earnings from continuing operations.

Net cash used for investing activities was $269.2 million during the nine months ended March 31, 2007 compared with $219.1 million in the prior period.  The change primarily reflected increases in capital expenditures related to our continuing company-wide initiative to upgrade our information systems.  Current period investing activities also reflected the cash payment related to the acquisition of the remaining minority equity interest in the Bumble & bumble business, and to a lesser extent, distributor acquisitions.  Prior period investing activities reflected the earn-out payment related to the fiscal 2000 acquisition of Jo Malone Limited.

THE ESTÉE LAUDER COMPANIES INC.

Net cash used for financing activities was $351.8 million during the nine months ended March 31, 2007 compared with $535.1 million in the prior period.  Net cash flows from short-term and long-term borrowings increased approximately $784 million from the prior year.  An increase in proceeds from employee stock transactions of approximately $78 million also contributed to the improvement.  Partially offsetting these improvements were increases in treasury stock repurchases of approximately $652 million and an increase of approximately $18 million in dividends paid to common stockholders.

Dividends

During the current period, we paid dividends on the Class A and Class B Common Stock of $.50 per share (or an aggregate of $103.6 million) as compared with $.40 per share (or an aggregate of $85.4 million) in the prior-year period.  For the nine months ended March 31, 2006, dividends on the 2015 Preferred Stock were $0.5 million and were characterized as interest expense in the accompanying consolidated statements of earnings.  The 2015 Preferred Stock was redeemed in October 2005.

Share Repurchase Program

We are authorized by the Board of Directors to repurchase up to 68.0 million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  As of March 31, 2007, the cumulative total of acquired shares pursuant to the authorization was 61.1 million, reducing the remaining authorized share repurchase balance to 6.9 million.  During the first nine months of fiscal 2007, we purchased approximately 22.5 million shares for $1,004.3 million as outlined in the following table:

				Total Number of Shares	Maximum Number of
				Purchased as Part of	Shares that May Yet
	Total Number of		Average Price	Publicly Announced	Be Purchased Under
Period	Shares Purchased		Paid Per Share	Program	the Program(1)
July 2006	—		—	—	9,391,600
August 2006	1,655,000		35.83	1,655,000	7,736,600
September 2006	1,344,800		38.11	1,344,800	6,391,800
October 2006	266,974	(2)	39.93	251,000	6,140,800
November 2006	1,752,000		40.73	1,752,000	4,388,800
December 2006	1,498,000		41.22	1,498,000	2,890,800
January 2007	—		—	—	2,890,800
February 2007	—		—	—	22,890,800
March 2007	15,960,842	(3)	46.99	15,960,842	6,929,958
Year-to-date	22,477,616		44.68	22,461,642	6,929,958

(1)                The publicly announced repurchase program was last increased by 20.0 million shares on February 15, 2007.  The initial program covering the repurchase of 8.0 million shares was announced in September 1998 and increased by 20.0 million shares on May 18, 2005 and 10.0 million shares on both May 11, 2004 and October 30, 2002.

(2)                Includes 15,974 shares that were repurchased in connection with shares withheld to satisfy tax obligations upon the vesting of restricted stock units.

(3)                In March 2007, our Board of Directors authorized the accelerated repurchase of $750.0 million of our outstanding common stock, to be implemented through an accelerated stock repurchase program with a financial counterparty.  In March 2007, we repurchased 15,960,842 shares under this program for $750.0 million, or $46.99 per share.

Commitments and Contingencies

During the first quarter of fiscal 2007, we purchased the remaining minority equity interest in Bumble and Bumble Products, LLC and Bumble and Bumble, LLC.

In conjunction with our accelerated share repurchase program, we may receive or pay a price adjustment based on the volume weighted average price of our common stock traded during the term of this program (“VWAP”).  As of March 31, 2007, the estimated interim price adjustment was an incremental cost of approximately $22 million, which would be recognized upon settlement in the consolidated financial statements as an adjustment to paid-in capital because we have the option to settle the liability in either cash or our common stock.  The estimated impact of a $1 change in the VWAP is approximately $16 million.  In connection with the estimated price adjustment, we increased the diluted weighted average common shares outstanding by approximately 0.1 million shares for the purposes of calculating diluted net earnings per common share for the three and nine month periods ended March 31, 2007.

THE ESTÉE LAUDER COMPANIES INC.

Contractual Obligations

Since June 30, 2006, we made additional commitments pursuant to employment agreements of approximately $29 million, which are expected to be paid through fiscal 2010.

Pension Plan Funding

During the first quarter of fiscal 2007, the Pension Protection Act of 2006 was adopted into law in the United States.  Certain provisions of this law changed the calculation related to the maximum contribution amount deductible for income tax purposes.  As a result of these provisions, we made discretionary contributions totaling $15.0 million to our trust-based, noncontributory qualified defined benefit pension plan during the current year and expect to contribute an additional $5.0 million during the remainder of fiscal 2007.  We expect to make benefit payments under our non-qualified domestic noncontributory pension plan totaling $10.3 million during the fiscal year ending June 30, 2007, as previously disclosed.  In addition, we expect to contribute $20.8 million to our international pension plans during the fiscal year ending June 30, 2007.

Derivative Financial Instruments and Hedging Activities

See Interest Rate Risk Management for changes to our derivative financial instruments and hedging activities subsequent to those discussed in our Annual Report on Form 10-K for the year ended June 30, 2006.

Foreign Exchange Risk Management

We enter into forward exchange contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with our identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on our costs and on the cash flows that we receive from foreign subsidiaries.  Almost all foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions rated as strong investment grade by a major rating agency.  We also enter into foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The forward exchange contracts and foreign currency options entered into to hedge anticipated transactions have been designated as cash-flow hedges.  Hedge effectiveness of forward exchange contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology.  The ineffective portion of both forward exchange and foreign currency option contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses accumulated in other comprehensive income are reclassified to current-period earnings.  As of March 31, 2007, these cash-flow hedges were highly effective, in all material respects.

As a matter of policy, we only enter into contracts with counterparties that have at least an “A” (or equivalent) credit rating.  The counterparties to these contracts are major financial institutions.  We do not have significant exposure to any one counterparty.  Our exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts.  Management believes risk of loss under these hedging contracts is remote and in any event would not be material to the consolidated financial results.  The contracts have varying maturities through the end of June 2008.  Costs associated with entering into such contracts have not been material to our consolidated financial results.  We do not utilize derivative financial instruments for trading or speculative purposes.  At March 31, 2007, we had foreign currency contracts in the form of forward exchange contracts and option contracts in the amount of $1,096.3 million and $23.7 million, respectively.  The foreign currencies included in forward exchange contracts (notional value stated in U.S. dollars) are principally the Euro ($190.9 million), Swiss franc ($167.1 million), British pound ($164.2 million), Canadian dollar ($113.3 million), Japanese yen ($103.5 million) and Australian dollar ($82.2 million).  The foreign currencies included in the option contracts (notional value stated in U.S. dollars) are the Euro ($10.8 million), Canadian dollar ($6.4 million), Japanese yen ($3.4 million) and British pound ($3.1 million).

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

THE ESTÉE LAUDER COMPANIES INC.

On March 31, 2007, we had an interest rate swap agreement with a notional amount of $250.0 million to effectively convert fixed interest on the existing $250.0 million 6% Senior Notes to variable interest rates based on LIBOR.  We designated the swap as a fair-value hedge and as of March 31, 2007, the fair-value hedge was highly effective, in all material respects.  In April 2007, we terminated this interest rate swap.  The instrument, which was classified as a liability, had a fair value of $11.1 million at cash settlement.  Hedge accounting treatment was discontinued prospectively and the offsetting adjustment to the carrying amount of the related debt will be amortized to interest expense over the remaining life of the debt.

In April 2007, in connection with the anticipated issuance of debt, we entered into a series of forward-starting interest rate swap agreements on a notional amount totaling $210.0 million at a weighted average all-in rate of 5.45%.  These forward-starting swap agreements, designated as cash-flow hedges, were used to hedge the exposure to a possible rise in interest rates prior to the May 2007 issuance of debt.  The agreements were settled upon the issuance of the 6.00% Senior Notes due 2037 and we recognized a loss in other comprehensive income of $0.9 million that will be amortized to interest expense over the 30-year life of the 6.00% Senior Notes due 2037.

In April 2007, we entered into an interest rate swap agreement with a notional amount of $250.0 million to effectively convert the fixed rate interest on our 5.55% Senior Notes due 2017 to variable interest rates based on six-month LIBOR.  The interest rate swap was designated as a fair-value hedge.

Market Risk

Using the value-at-risk model, as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, our average value-at-risk, calculated for the most recent twelve months, is $11.9 million related to our foreign exchange contracts.  As of March 31, 2007, our average value-at-risk related to our interest rate contracts for the twelve month period for which these contracts were outstanding was $6.4 million.  There have been no significant changes in market risk since June 30, 2006 that would have a material effect on our calculated value-at-risk exposure, as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  SFAS No. 157 becomes effective for us in our fiscal year ending June 30, 2009.  We are currently evaluating the impact of the provisions of SFAS No. 157 on our consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)” (“SFAS No. 158”).  SFAS No. 158 requires employers to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans.  Previous standards required employers to disclose the complete funded status of its plans only in the notes to the financial statements.  Additionally, SFAS No. 158 requires employers to measure plan assets and obligations at their year-end balance sheet date.  We will adopt SFAS No. 158 prospectively, as of the end of our current fiscal year, as required.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), which sets forth the SEC Staff’s views on the proper methods for quantifying errors when there were uncorrected errors in a prior year.  Under SAB No. 108, companies should evaluate a misstatement that existed in prior years based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements in the current year’s ending balance sheet.  SAB No. 108 will become effective for us at June 30, 2007.  We are currently evaluating the impact of the provisions of SAB No. 108 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”) to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value.  An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred.  SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157.  An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption.  We are currently evaluating the impact of the provisions of SFAS No. 159 on our consolidated financial statements, if any, when it becomes effective for the fiscal year ending June 30, 2009.

FORWARD-LOOKING INFORMATION

We and our representatives from time to time make written or oral forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission, in our press releases and in our reports to stockholders.  The words and phrases “will likely result,” “expect,” “believe,” “planned,” “may,” “should,” “could,” “anticipate,” “estimate,” “project,” “intend” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements include, without limitation, our expectations regarding sales, earnings or other future financial performance and liquidity, product introductions, entry into new geographic regions, information systems initiatives, new methods of sale and future operations or operating results.  Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, actual results may differ materially from our expectations.  Factors that could cause actual results to differ from expectations include, without limitation:

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

THE ESTÉE LAUDER COMPANIES INC.

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

(11) shipment delays, depletion of inventory and increased production costs resulting from disruptions of operations at any of the facilities that manufacture nearly all of our supply of a particular type of product (i.e., focus factories) or at our distribution or inventory centers, including disruptions that may be caused by the upcoming implementation of SAP as part of our strategic modernization initiative at our Aveda manufacturing facility;

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is set forth in Item 2 of this Quarterly Report on Form 10-Q under the caption “Liquidity and Capital Resources — Market Risk” and is incorporated herein by reference.

ITEM 4. Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2007 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

THE ESTÉE LAUDER COMPANIES INC.

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

On March 30, 2005, the United States District Court for the Northern District of California entered into a Final Judgment approving the settlement agreement we entered into in July 2003 with the plaintiffs, the other Manufacturer Defendants (as defined below) and the Department Store Defendants (as defined below) in a consolidated class action lawsuit that had been pending in the Superior Court of the State of California in Marin County since 1998.  On April 29, 2005, notices of appeal were filed by representatives of two members of the purported class of consumers.  One of those appeals has since been withdrawn.  If the appeal is resolved satisfactorily, the Final Judgment will result in the plaintiffs’ claims being dismissed, with prejudice, in their entirety in both the Federal and California actions.  There has been no finding or admission of any wrongdoing by us in this lawsuit.  We entered into the settlement agreement solely to avoid protracted and costly litigation.  In connection with the settlement agreement, the defendants, including the Company, will provide consumers with certain free products and pay the plaintiffs’ attorneys’ fees.  To meet its obligations under the settlement, we took a special pre-tax charge of $22.0 million, or $13.5 million after-tax, equal to $.06 per diluted common share in the fourth quarter of fiscal 2003.  At March 31, 2007, the remaining accrual balance was $16.3 million.  The charge did not have a material adverse effect on our consolidated financial condition.  In the Federal action, the plaintiffs, purporting to represent a class of all U.S. residents who purchased prestige cosmetics products at retail for personal use from eight department stores groups that sold such products in the United States (the “Department Store Defendants”), alleged that the Department Store Defendants, the Company and eight other manufacturers of cosmetics (the “Manufacturer Defendants”) conspired to fix and maintain retail prices and to limit the supply of prestige cosmetics products sold by the Department Store Defendants in violation of state and Federal laws. The plaintiffs sought, among other things, treble damages, equitable relief, attorneys’ fees, interest and costs.

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

THE ESTÉE LAUDER COMPANIES INC.

PART II. OTHER INFORMATION

On March 30, 2006, a purported securities class action complaint captioned Thomas S. Shin, et al. v. The Estée Lauder Companies Inc., et al., was filed against the Company and certain of our officers and directors (collectively the “Defendants”) in the United States District Court for the Southern District of New York.  The complaint alleged that the Defendants made statements during the period April 28, 2005 to October 25, 2005 in press releases, the Company’s public filings and during conference calls with analysts that were materially false and misleading and that artificially inflated the price of the Company’s stock.  The complaint alleged claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  The complaint also asserted that during the class period, certain executive officers and the trust for the benefit of a director sold shares of our Class A Common Stock at artificially inflated prices.  Three additional purported securities class action complaints were subsequently filed in the United States District Court for the Southern District of New York containing similar allegations.  On July 10, 2006, the Court consolidated these actions under the caption In re: Estée Lauder Companies Securities Litigation, appointed lead plaintiff, and approved the selection of lead counsel.  A consolidated amended complaint addressing the same issues as the original complaint was filed on September 8, 2006.  The Defendants filed a motion to dismiss the amended complaint on November 7, 2006 and the plaintiff responded to the motion on January 5, 2007.  Defendants replied to plaintiff’s response on February 5, 2007.  The Defendants believe that the claims asserted in the consolidated amended complaint are without merit and they intend to defend the consolidated action vigorously.

On April 10, 2006, a shareholder derivative action complaint captioned Miriam Loveman v. Leonard A. Lauder, et al., was filed against certain of our officers and all of our directors as of that date (collectively the “Derivative Action Defendants”) in the United States District Court for the Southern District of New York.  The complaint alleges that the Derivative Action Defendants breached their fiduciary duties to the Company based on the same alleged course of conduct identified in the complaint described above.  On May 2, 2007, the judge granted the Derivative Action Defendants’ motion to dismiss because the plaintiff failed to satisfy the requirement under Delaware law that she make a demand on the Board of Directors to pursue litigation on behalf of the Company prior to initiating the litigation herself.

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

During the three months ended March 31, 2007, the holders set forth in the table converted shares of Class B Common Stock into Class A Common Stock on the dates set forth in the table below:

Stockholder That Converted Class B Common Stock to Class A Common Stock	Date of Conversion	Number of Shares Converted/ Received
Estee Lauder LAL Trust #1	February 1, 2007	28,250
Estee Lauder LAL Trust #2	February 1, 2007	346,750
Ronald S. Lauder	March 6, 2007	230,000

Share Repurchase Program

Information required by this item is set forth in Part I Item 2 of this Quarterly Report on Form 10-Q under the caption “Liquidity and Capital Resources — Share Repurchase Program” and is incorporated herein by reference.

THE ESTÉE LAUDER COMPANIES INC.

PART II. OTHER INFORMATION

Item 6. Exhibits.
Exhibit Number	Description

4.1	Officers’ Certificate, dated May 1, 2007, defining certain terms of the 5.550% Senior Notes due 2017 (filed as Exhibit 4.1 to our current report on Form 8-K dated May 1, 2007).*

4.2	Global Note for 5.550% Senior Notes due 2017 (filed as Exhibit 4.3 to our current report on Form 8-K dated May 1, 2007).*

4.3	Officers’ Certificate, dated May 1, 2007, defining certain terms of the 6.000% Senior Notes due 2037 (filed as Exhibit 4.2 to our current report on Form 8-K dated May 1, 2007).*

4.4	Global Note for 6.000% Senior Notes due 2037 (filed as Exhibit 4.4 to our current report on Form 8-K dated May 1, 2007).*

10.1

Overnight Share Repurchase Agreement, dated March 6, 2007, between The Estée Lauder Companies Inc. and Bank of America, N.A. (filed as Exhibit 10.2 to our Registration Statement on Form S-3 (No. 333-142342) on April 25, 2007).*

10.2

$400 Million Credit Agreement, dated March 6, 2007, by and among The Estée Lauder Companies Inc., Estee Lauder Inc., the Eligible Subsidiaries, as defined therein, the lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, Citibank, N.A., as documentation agent and Citigroup Global Markets Inc. and JPMCB, as joint bookrunners (filed as Exhibit 10.1 to our Registration Statement on Form S-3 (No. 333-142342) on April 25, 2007).*

10.3

$750 Million Credit Agreement, dated April 26, 2007, by and among The Estée Lauder Companies Inc., Estee Lauder Inc., the Eligible Subsidiaries, as defined therein, the lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent (“JPMCB”), Bank of America N.A. and Citibank, N.A., as syndication agents, Bank of Tokyo-Mitsubishi Trust Company and BNP Paribas, as documentation agents and Citigroup Global Markets Inc. and JPMCB, as joint bookrunners and joint lead arrangers (filed as Exhibit 10.1 to our current report on Form 8-K dated April 26, 2007).*

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

THE ESTÉE LAUDER COMPANIES INC.

Date: May 3, 2007	By:	/s/ RICHARD W. KUNES
Richard W. Kunes
Executive Vice President
and Chief Financial Officer
(Principal Financial and
Accounting Officer)

THE ESTÉE LAUDER COMPANIES INC.

INDEX TO EXHIBITS

Exhibit Number	Description

4.1	Officers’ Certificate, dated May 1, 2007, defining certain terms of the 5.550% Senior Notes due 2017 (filed as Exhibit 4.1 to our current report on Form 8-K dated May 1, 2007).*

4.2	Global Note for 5.550% Senior Notes due 2017 (filed as Exhibit 4.3 to our current report on Form 8-K dated May 1, 2007).*

4.3	Officers’ Certificate, dated May 1, 2007, defining certain terms of the 6.000% Senior Notes due 2037 (filed as Exhibit 4.2 to our current report on Form 8-K dated May 1, 2007).*

4.4	Global Note for 6.000% Senior Notes due 2037 (filed as Exhibit 4.4 to our current report on Form 8-K dated May 1, 2007).*

10.1

Overnight Share Repurchase Agreement, dated March 6, 2007, between The Estée Lauder Companies Inc. and Bank of America, N.A. (filed as Exhibit 10.2 to our Registration Statement on Form S-3 (No. 333-142342) on April 25, 2007).*

10.2

$400 Million Credit Agreement, dated March 6, 2007, by and among The Estée Lauder Companies Inc., Estee Lauder Inc., the Eligible Subsidiaries, as defined therein, the lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, Citibank, N.A., as documentation agent and Citigroup Global Markets Inc. and JPMCB, as joint bookrunners (filed as Exhibit 10.1 to our Registration Statement on Form S-3 (No. 333-142342) on April 25, 2007).*

10.3

$750 Million Credit Agreement, dated April 26, 2007, by and among The Estée Lauder Companies Inc., Estee Lauder Inc., the Eligible Subsidiaries, as defined therein, the lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent (“JPMCB”), Bank of America N.A. and Citibank, N.A., as syndication agents, Bank of Tokyo-Mitsubishi Trust Company and BNP Paribas, as documentation agents and Citigroup Global Markets Inc. and JPMCB, as joint bookrunners and joint lead arrangers (filed as Exhibit 10.1 to our current report on Form 8-K dated April 26, 2007).*

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