Form 10-K
period 2007-06-30
ESTEE LAUDER COMPANIES INC
filed 2007-08-28
CIK 1001250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant was approximately $4.61 billion at December 31, 2006 (the last business day of the registrant’s most recently completed second quarter).*

At August 17, 2007, 112,467,544 shares of the registrant’s Class A Common Stock, $.01 par value, and 81,804,761 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

Documents Incorporated by Reference

Document	Where Incorporated

Proxy Statement for Annual Meeting of Stockholders to be held November 9, 2007	Part III

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

PART I

Item 1.  Business.

The Estée Lauder Companies Inc., founded in 1946 by Estée and Joseph Lauder, is one of the world’s leading manufacturers and marketers of quality skin care, makeup, fragrance and hair care products.  Our products are sold in over 135 countries and territories under the following well-recognized brand names: Estée Lauder, Aramis, Clinique, Prescriptives, Lab Series, Origins, M•A•C, Bobbi Brown, La Mer, Aveda, Jo Malone, Bumble and bumble, Darphin, American Beauty, Flirt!, Good Skin™ and Grassroots.  We are also the global licensee for fragrances and cosmetics sold under the Tommy Hilfiger, Donna Karan, Michael Kors, Sean John, Missoni, Daisy Fuentes and Tom Ford brand names.  Each brand is distinctly positioned within the market for beauty products.

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

We sell American Beauty, Flirt!, Good Skin™, Grassroots and fragrances by Daisy Fuentes at Kohl’s Department Stores in the United States.  In fiscal 2006, we signed an exclusive agreement to create fragrances and related products to be sold to Coach, Inc., the first fragrance of which became available in Spring 2007 at Coach retail stores in the United States.  In July 2007, we acquired Ojon Corporation, which markets and sells Ojon hair care and skin care products primarily through direct response television and specialty stores.

In April 2006, we completed the sale of certain assets and operations of our reporting unit that marketed and sold Stila brand products, which was originally acquired in August 1999.  As of June 30, 2007, we terminated the Gloss.com joint venture in which we formerly owned a controlling majority interest.

We have been controlled by the Lauder family since the founding of our company.  Members of the Lauder family, some of whom are directors, executive officers and/or employees, beneficially own, directly or indirectly, as of August 17, 2007, shares of Class A Common Stock and Class B Common Stock having approximately 89.1% of the outstanding voting power of the Common Stock.

Unless the context requires otherwise, references to “we,” “us,” “our” and the “Company” refer to The Estée Lauder Companies Inc. and its subsidiaries.

Products

Skin Care - Our broad range of skin care products addresses various skin care needs for women and men.  These products include moisturizers, creams, lotions, cleansers, sun screens and self-tanning products, a number of which are developed for use on particular areas of the body, such as the face or the hands or around the eyes.  Skin care products accounted for approximately 37% of our net sales in fiscal 2007.

Makeup - We manufacture, market and sell a full array of makeup products, including lipsticks, lip glosses, mascaras, foundations, eyeshadows, nail polishes and powders.  Many of the products are offered in an extensive array of shades and colors.  We also sell related items such as compacts, brushes and other makeup tools.  Makeup products accounted for approximately 39% of our net sales in fiscal 2007.

Fragrance - We offer a variety of fragrance products for women and men.  The fragrances are sold in various forms, including eau de parfum sprays and colognes, as well as lotions, powders, creams and soaps that are based on a particular fragrance.  Fragrance products accounted for approximately 19% of our net sales in fiscal 2007.

Hair Care - Hair care products are offered mainly in salons and in freestanding retail stores and include hair color and styling products, shampoos, conditioners and finishing sprays.  In fiscal 2007, hair care products accounted for approximately 5% of our net sales.

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

Aramis and Designer Fragrances - Our Aramis and Designer Fragrances division creates and markets fragrance and skin care products, including the following brand names:

•                  Aramis - We pioneered the marketing of prestige men’s fragrance, grooming and skin care products with the introduction of Aramis products in 1964.

•                  Lab Series - Lab Series Skincare for Men, introduced by the Aramis and Designer Fragrances division in 1987, offers a full range of products for cleansing, shaving, treatment and body that are especially formulated to answer the unique needs of men’s skin.

•                  Tommy Hilfiger - We have an exclusive global license arrangement to develop and market a line of men’s and women’s fragrances and cosmetics under the Tommy Hilfiger brand name.  We launched the line in 1995 with a men’s fragrance, tommy.  Today, we manufacture and sell a variety of fragrances and ancillary products for men and women.

•                  Donna Karan Cosmetics - In November 1997, we obtained the exclusive global license to develop, market and distribute a line of fragrances and other cosmetics under the Donna Karan New York and DKNY brand names, including certain products that were originally sold by The Donna Karan Company.  We launched the first DKNY women’s fragrance in fiscal 2000 and the first DKNY men’s fragrance in fiscal 2001.  Under this license, fragrances have been expanded to include extensive lines of companion bath and body products.

•                  Michael Kors - In May 2003, we entered into a license agreement for fragrances and beauty products under the Michael Kors brand name and purchased certain related rights and inventory from another party.  The fragrances, as well as ancillary bath and body products, are sold in department stores, specialty stores, at freestanding Michael Kors boutiques and over the Internet.

•                  Sean John Fragrances - In 2005, we entered into an exclusive license agreement to develop fragrances and other beauty products under the Sean John brand name.  Sean “Diddy” Combs played an active role in creating the signature scent, “Unforgivable.”  The Unforgivable fragrance and ancillary products are primarily available at select department and specialty stores as well as travel retail outlets around the world.

•                  Missoni - In 2006, we launched fragrance and ancillary products under our exclusive global licensing agreement with Milan-based fashion house, Missoni.  Missoni products are sold in select distribution channels worldwide.

In addition to the foregoing brands, we manufacture and sell Kiton and Toni Gard products as a licensee.  During fiscal 2007, we entered into a license agreement with Ford Motor Company to manufacture and sell a fragrance using the name Mustang.

Clinique - First introduced in 1968, Clinique skin care and makeup products are all allergy tested and 100% fragrance free and have been designed to address individual skin types and needs.  The products are based on the research and related expertise of leading dermatologists.  Clinique skin care products are generally marketed as part of the 3-Step System: Cleanse, Exfoliate, Moisturize.  Clinique also offers fragrances and a line of hair care products.

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

Jo Malone - We acquired London-based Jo Malone Limited in October 1999.  Jo Malone is known for its prestige skin care, fragrance and hair care products showcased at its flagship store in London.  Products are also available through a company catalogue, at freestanding stores and at a very limited group of specialty stores, primarily in the United States, Canada and the United Kingdom.

Bumble and bumble - In June 2000, we acquired a controlling majority equity interest in Bumble and Bumble Products, LLC, a marketer and distributor of quality hair care products, and Bumble and Bumble, LLC, the operator of a premier hair salon in New York City (collectively “Bumble and bumble”).  Bumble and bumble styling and other hair care products are distributed to top-tier salons and select specialty stores.  In fiscal 2004, we opened a second wholly-owned salon and a training and education center.  In fiscal 2007, we acquired the remaining equity interest in Bumble and bumble.

Darphin - In April 2003, we acquired Laboratoires Darphin, the Paris-based company dedicated to the development, manufacture and marketing of prestige skin care and makeup products which are distributed through high-end independent pharmacies and specialty stores.

BeautyBank - BeautyBank is our entrepreneurial think tank division whose mission is to develop brands for consumers shopping outside of the traditional department store channel on a worldwide basis.  Brands developed under the BeautyBank umbrella include:

•                  American Beauty - Launched in 2004, the luxurious makeup and advanced skin care line celebrates the beauty of American style.  These products, which are sold in the United States at Kohl’s Department Stores and Kohls.com, have been developed to meet the needs of the modern American woman, with a straightforward makeup and skin care appeal.

•                  Flirt! - Launched in 2004 and sold in the United States at Kohl’s Department Stores and Kohls.com, this makeup line is all about experimenting with color, pop culture and trends; “you can Flirt! with the possibilities.”

•                  Good Skin™ - Launched in 2004 and sold in the United States at Kohl’s Department Stores and Kohls.com, this line of skin care products was created with the expertise of a dermatologist.  This line is color-coded for ease of use.  good skin, easy to choose, easy to use, doctor formulated for you. ™

•                  Grassroots - Introduced in 2005 and sold in the United States at Kohl’s Department Stores and Kohls.com, Grassroots offers a range of wholesome, naturally-sourced products to help care for you and your family.  This line’s seven product categories include face, body, hair, post-pregnancy, babies, kids and pets.

•                  Daisy Fuentes - In early fiscal 2007, we launched Dianoche, the first fragrance under our license agreement with Daisy Fuentes.  Dianoche holds two scents that connect in a single bottle and is available exclusively at Kohl’s Department Stores nationwide or online at Kohls.com.

Tom Ford - In 2006, we entered into a license agreement to develop fragrances and other beauty products under the Tom Ford brand name.  In fiscal 2007, we introduced Tom Ford Black Orchid, his first signature fragrance.

Our core brands are Estée Lauder, Aramis and Designer Fragrances, Clinique, Prescriptives and Origins.  M•A•C and Bobbi Brown are our makeup artist brands.

Distribution

We sell our products principally through limited distribution channels to complement the images associated with our brands.  These channels include more than 20,000 points of sale in over 135 countries and territories and consist primarily of upscale department stores, specialty retailers, upscale perfumeries and pharmacies and prestige salons and spas.  In addition, our products are sold in freestanding company-owned stores and spas, our own and authorized retailer websites, stores on cruise ships, television direct marketing, in-flight and duty-free shops and certain fragrances are sold in self-select outlets.

We maintain a dedicated sales force which sells to our retail accounts in North America and in the major overseas markets, such as Western Europe and Japan.  We have wholly-owned operations in over 35 countries, and controlling interests in joint ventures that operate in four other countries, through which we market, sell and distribute our products.  In certain countries, we sell our products through selected local distributors under contractual arrangements designed to protect the image and position of the brands.  In addition, we sell certain products in select domestic and international military locations.  For information regarding our net sales and long-lived assets by geographic region, see Note 17 of Notes to Consolidated Financial Statements, which is incorporated herein by reference.  Our net sales in the United States in fiscal 2007, 2006 and 2005 were $3,224.5 million, $3,141.4 million and $3,094.5 million, respectively.  Our long-lived assets in the United States at June 30, 2007, 2006 and 2005 were $520.1 million, $452.7 million and $425.5 million, respectively.

We sell Aveda products principally to independent salons and spas, cosmetology schools, third-party distributors and specialty retailers and directly to consumers at our own freestanding Aveda Experience Centers and certain Aveda Institutes.  There are currently about 7,200 points of sale, primarily in the United States, that sell Aveda products.  Bumble and bumble products are principally sold to more than 2,500 independent salons, primarily in the United States.  Darphin products are principally sold through high-end independent pharmacies, principally in Europe, representing approximately 3,700 points of sale.

As part of our strategy to diversify our distribution, we have been selectively expanding the number of single-brand, freestanding stores that we operate.  The Origins, Aveda and M•A•C brands are the primary focus for this method of distribution.  At this time, we operate 505 single-brand, freestanding stores worldwide, the majority of which are in the United States, and expect that number to increase moderately over the next several years.  We also operate 86 multi-brand stores.

We sell American Beauty, Flirt!, Good Skin™, Grassroots and Dianoche, by Daisy Fuentes in approximately 800 Kohl’s Department Stores in the United States.

We sell some of our products directly to consumers over the Internet through our own websites: Estée Lauder, Clinique, Lab Series, Prescriptives, Origins, M•A•C, Bobbi Brown, La Mer, Aveda, Jo Malone and Darphin.

As is customary in the cosmetics industry, our practice is to accept returns of our products from retailers if properly requested, authorized and approved.  In accepting returns, we typically provide a credit to the retailer against sales and accounts receivable from that retailer on a dollar-for-dollar basis.  In recognition of this practice, and in accordance with U.S. generally accepted accounting principles, we report revenues on a net sales basis, which reflects the amount of actual returns received and an amount established for anticipated returns.  As a percentage of gross sales, returns were 4.2%, 5.0% and 4.6% in fiscal 2007, 2006 and 2005, respectively.

Customers

Our strategy is to build strong strategic relationships with selected retailers globally.  Senior management works with executives of our major retail accounts on a regular basis and we believe we are viewed as an important supplier to these customers.  During fiscal 2006, Federated Department Stores, Inc. acquired The May Department Stores Company, resulting in the merger of our previous two largest customers (collectively “Macy’s, Inc.”).  As of and for the fiscal years ended June 30, 2007 and 2006, Macy’s, Inc. accounted for 12% and 14%, respectively, of our accounts receivable and 14% and 16%, respectively, of our consolidated net sales.  In fiscal 2005, no single customer accounted for more than 10% of consolidated net sales.

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

Starting with the launch of the Clinique website in 1996, we have used the Internet to educate and inform consumers about certain of our brands.  Currently, we have sixteen single-brand marketing sites, eleven of which have e-commerce capabilities.

Most of our creative marketing work is done by in-house creative teams.  The creative staff designs and produces the sales materials, advertisements and packaging for all products in each brand.

Global net advertising, merchandising, sampling and promotional expenditures were $1,916.3 million, $1,793.1 million and $1,793.7 million for fiscal 2007, 2006 and 2005, respectively.  These amounts include revenues and expenses relating to purchase with purchase and gift with purchase promotions that are reflected in net sales and cost of sales.

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

We expect that these systems will continue to provide pertinent inventory and sales data in the short term.  However, as part of our long-term effort to enhance these systems and increase productivity, we are implementing our Strategic Modernization Initiative (“SMI”), which includes an enterprise-wide global program that we expect will deliver a single set of integrated data, processes and technologies, which would be scalable and used to standardize business processes across brands, operating units and sales affiliates.  The initial implementation of SMI at our Aveda operating unit occurred in May 2007 and we believe it is operating effectively.  We anticipate SMI implementation will continue at additional locations in fiscal 2008, with the majority of our locations to be implemented through fiscal 2010.

Research and Development

We believe that we are an industry leader in the development of new products.  Marketing, product development and packaging groups work with our research and development group to identify shifts in consumer preferences, develop new products and improve, redesign or reformulate existing products.  In addition, research and development personnel work closely with quality assurance and manufacturing personnel on a worldwide basis to provide ongoing technical assistance and know-how, to ensure consistent global standards for our products and to deliver products with attributes that fulfill consumer expectations.  The research and development group has long-standing working relationships with several U.S. and international medical and educational facilities, which supplement internal capabilities.  Members of the group are also responsible for regulatory compliance matters.

We do not conduct animal testing on our products or ingredients, nor ask others to test on our behalf, except when required by law.  We evaluate our finished products in clinical tests on volunteer panels.

We maintain ongoing research and development programs at our facilities in Melville, New York; Oevel, Belgium; Petersfield, U.K.; Tokyo, Japan; Markham, Ontario; Blaine, Minnesota; Shanghai, China; and Colombes, France.  As of June 30, 2007, we had approximately 450 employees engaged in research and development.  Research and development expenditures, which are included in advertising, merchandising and sampling expenditures, totaled $74.4 million, $72.0 million and $72.3 million in fiscal 2007, 2006 and 2005, respectively.

Manufacturing, Warehousing and Raw Materials

We manufacture skin care, makeup, fragrance and hair care products in the United States, Belgium, Switzerland, the United Kingdom, Canada and France.  We continue to streamline our manufacturing processes and identify sourcing opportunities to improve innovation, increase efficiencies and reduce costs.  Our major manufacturing facilities operate as “focus” plants that primarily manufacture one type of product (e.g., lipsticks) for all of the principal brands.  Our plants are modern and our manufacturing processes are substantially automated.  While we believe that our manufacturing facilities are sufficient to meet current and reasonably anticipated manufacturing requirements, we continue to identify opportunities to make significant improvements in capacity and productivity.  To capitalize on innovation and other supply benefits, we continue to utilize third parties on a global basis for finished goods production, including an increased volume in Asia/Pacific to support our international growth.

We have established a global distribution network designed to meet the changing demands of our customers while maintaining service levels.  We are continuously evaluating and restructuring this physical distribution network.  We have begun to establish regional inventory centers strategically positioned throughout the world in order to facilitate timely delivery of our products to our customers.

The principal raw materials used in the manufacture of our products are essential oils, alcohol and specialty chemicals.  We also purchase packaging components that are manufactured to our design specifications.  Procurement of materials for all manufacturing facilities is generally made on a global basis through our Global Supplier Relations department.  In recent years, we made a concentrated effort in supplier rationalization with the specific objective of reducing costs, increasing innovation and improving quality.  In addition, we continue to focus on supply sourcing within the region of manufacture to allow for improved supply chain efficiencies.  As a result of sourcing initiatives, there is increased dependency on certain suppliers, but we believe that these suppliers have adequate resources and facilities to overcome any unforeseen interruption of supply.  We are continually benchmarking the performance of the supply chain and will add or delete suppliers based upon the changing needs of the business.  In the past, we have been able to obtain an adequate supply of essential raw materials and currently believe we have adequate sources of supply for virtually all components of our products.  As we integrate acquired brands, we continually seek new ways to leverage our production and sourcing capabilities to improve manufacturing performance.

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

Our principal competitors among manufacturers and marketers of skin care, makeup, fragrance and hair care products include:

•                  Alticor, which markets Laura Mercier Cosmetics and Skincare;

•                  Avon Products Inc., a direct marketer of Avon Color, Anew, Avon Solutions, Naturals, Advance Techniques, Skin-so-soft, mark, Avon Wellness, and other products;

•                  Bare Escentuals, Inc., which markets mineral-based cosmetics in the United States under its bareMinerals, RareMinerals and Bare Escentuals brands.  It also markets professional skin care products under its md formulations brand;

•                  Beiersdorf AG, which markets Nivea, Eucerin, La Prairie, Juvena, Florena and other brands;

•                  Chanel, Inc.;

•                  Clarins S.A., which markets Clarins, Azzaro, Thierry Mugler and other brands, and holds a minority stake in L’Occitane International;

•                  Coty, Inc., which markets Calvin Klein, Cerruti, Chloé, Chopard, Davidoff, House of Phat, Jennifer Lopez, Jette Joop, Jill Sander, JOOP!, Kenneth Cole, Lancaster, Marc Jacobs, Nautica, Nikos, Sarah Jessica Parker, Vera Wang, Vivienne Westwood and other brands;

•                  Elizabeth Arden, Inc., which markets Elizabeth Arden, Elizabeth Taylor, Geoffrey Beene, Halston, Britney Spears, Prevage, Hummer, Hillary Duff, Danielle Steel, Daytona 500, GANT, Design, Giorgio Beverley Hills, White Shoulders, and Wings;

•                  Johnson & Johnson, which markets AMBI Skincare, AVEENO, Clean & Clear, Evian Affinity, Lubriderm, Neutrogena, Purpose, RoC and other brands;

•                  Kao Corporation, which markets Sofina, Kanebo, Molton Brown, Twany, est, Biore, Jergens, John Frieda, Segreta, Goldwell, KMS, HADA KA, Phytomax, Guhl, KPSS, Curél and other brands;

•                  L’Oreal S.A., which markets Lancôme, Biotherm, Helena Rubinstein, Kiehl’s, Shu Uemura, Giorgio Armani, Ralph Lauren, Cacharel, Viktor & Rolf, Vichy, La Roche-Posay, Innéov, SkinCeuticals, Garnier, L’Oreal Paris, Maybelline NY, SoftSheen-Carson, Kérastase, Redken, Matrix, Mizani, PureOlogy, The Body Shop and other brands;

•                  LVMH Moët Hennessey Louis Vuitton (“LVMH”), which markets Dior, Guerlain, Givenchy, Kenzo, Benefit, Fresh, Make Up For Ever, Aqua di Parma, Loewe and other brands;

•                  PPR, which markets YSL Beaute and Stella McCartney;

•                  The Procter & Gamble Company, which markets SK-II, Cover Girl, Olay, Giorgio Beverly Hills, Hugo Boss, Escada, Lacoste, bruno banani, Ghost, Puma, Naomi Campbell, Infusium, Max Factor, Pantene, Clairol, Wella, Valentino, Aussie, Dolce & Gabbana, DDF, Jean Patou, Rochas and other brands;

•                  Revlon, Inc., which markets Revlon, Almay, Ultima, Flex and other brands;

•                  Shiseido Company, Ltd., which markets Shiseido, Clé de Peau Beauté, Nars, Decléor, Issey Miyake, Jean Paul Gaultier, Carita, Aupres, Qi and other brands;

•                  Starwood Hotels & Resorts Worldwide, Inc., which markets Bliss; and

•                  Unilever N.V., which markets Dove, Pond’s, Sunsilk, Vaseline, Lux, Axe and other brands.

We also face competition from a number of independent brands, such as dr. brandt, Frederick Fekkai, Kinerase, MD Skincare, Murad, Obagi, Paul Mitchell, Paula Dorf, N.V. Perricone M.D., philosophy, Prevage MD, tarte, TIGI and Trish McEvoy.

Additionally, some retailers have developed their own beauty brands, such as:

•                  Gap Inc., which markets The Gap, Old Navy and Banana Republic products;

•                  Limited Brands Inc., which markets Victoria’s Secret Beauty and Bath and Body Works; and

•                  Sephora.

Some of our competitors also have ownership interests in retailers that are customers of ours.  For example, LVMH has interests in DFS Group LTD, Miami Cruiseline Services, Le Bon Marché, la Samaritaine, eLuxury, and Sephora.

Trademarks, Patents and Copyrights

The trademarks used in our business include the brand names Estée Lauder, Clinique, Aramis, Prescriptives, Lab Series, Origins, Tommy Hilfiger, Donna Karan, DKNY, M•A•C, Bobbi Brown, La Mer, Aveda, Jo Malone, Bumble and bumble, Darphin, Michael Kors, American Beauty, Flirt!, Good Skin™ and Grassroots and the names of many of the products sold under these brands.  We own the material trademark rights used in connection with the manufacturing, marketing and distribution of most of our major products both in the United States and in the other principal countries where such products are sold.  We are the exclusive worldwide licensee for fragrances, cosmetics and related products for Tommy Hilfiger, Donna Karan, DKNY, Kiton, Michael Kors, Sean John, Missoni, Daisy Fuentes and Tom Ford.  Origins sells products using the name of Dr. Andrew Weil and Aramis and Designer Fragrances sells a fragrance in the Americas region using the name Mustang, in each case pursuant to a license agreement.  We protect our trademarks for our principal products in the United States and significant markets worldwide.  We consider the protection of our trademarks to be important to our business.

A number of our products incorporate patented, patent-pending or proprietary technology in formulations or packaging.  In addition, several products are covered by design patents, patent applications or copyrights.  While we consider these patents and copyrights, and the protection thereof, to be important, no single patent or copyright is considered material to the conduct of our business.

Employees

At June 30, 2007, we had approximately 28,500 full-time employees worldwide (including sales representatives at points of sale who are employed by us), of whom approximately 12,900 are employed in the United States and Canada.  None of our employees in the United States is covered by a collective bargaining agreement.  In certain other countries, a limited number of employees are covered by a works council agreement or other syndicate arrangements.  We believe that relations with our employees are good.  We have never encountered a material strike or work stoppage in the United States or in any other country where we have a significant number of employees.

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

Seasonality

Our results of operations in total, by region and by product category, are subject to seasonal fluctuations, with net sales in the first half of the fiscal year typically being slightly higher than in the second half of the fiscal year.  The higher net sales in the first two fiscal quarters are attributable to the increased levels of purchasing by retailers for the holiday selling season and for fall fashion makeup introductions.  Many of our customers that are retailers follow a 4-4-5 retail calendar which may influence the amount and timing of their order placement and receipt of goods in any fiscal quarter.  Fluctuations in net sales and operating income in total and by geographic region and product category in any fiscal quarter may be attributable to the level and scope of new product introductions.  Additionally, gross margins and operating expenses are impacted on a quarter-by-quarter basis by variations in our launch calendar and the timing of promotions, including purchase with purchase and gift with purchase promotions.

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

Executive Officers

The following table sets forth certain information with respect to our executive officers:

Name	Age	Position(s) Held
Malcolm Bond	57	Executive Vice President – Global Operations
Patrick Bousquet-Chavanne	49	Group President
Daniel J. Brestle	62	Chief Operating Officer
Roger Caracappa	58	Executive Vice President – Global Packaging, Quality Assurance, Store Development, Design and Merchandising
John Demsey	51	Group President
Amy DiGeso	55	Executive Vice President – Global Human Resources
Harvey Gedeon	64	Executive Vice President – Research and Development
Richard W. Kunes	54	Executive Vice President and Chief Financial Officer
Evelyn H. Lauder	71	Senior Corporate Vice President
Leonard A. Lauder	74	Chairman of the Board of Directors
Ronald S. Lauder	63	Chairman of Clinique Laboratories, LLC and a Director
William P. Lauder	47	President and Chief Executive Officer and a Director
Sara E. Moss	60	Executive Vice President and General Counsel
Cedric Prouvé	47	Group President
Philip Shearer	54	Group President
Sally Susman	45	Executive Vice President, Global Communications

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

Patrick Bousquet-Chavanne became Group President, The Estée Lauder Companies Inc., in July 2001.  Since January 2005, he has been directing the Aramis and Designer Fragrances division – including Aramis, Tommy Hilfiger, Donna Karan, Michael Kors and Sean John Unforgivable, as well as Bobbi Brown, Darphin, Rodan + Fields and the Fashion Group.  From 2001 to 2004, he directed Estée Lauder, M·A·C and the Aramis and Designer Fragrances Division.  From 1998 to 2001, he was the President of Estee Lauder International, Inc. (“ELII”).  From 1992 to 1996, Mr. Bousquet-Chavanne was Senior Vice President – General Manager/Travel Retailing of ELII.  From 1989 to 1992, he was Vice President and General Manager of Aramis International, a division of ELII.  From 1996 to 1998, he was Executive Vice President/General Manager International Operations of Parfums Christian Dior S.A., based in Paris.  Mr. Bousquet-Chavanne is a director of Brown-Forman Corporation.

Daniel J. Brestle became Chief Operating Officer, The Estée Lauder Companies Inc., in January 2005.  In this role, he is responsible for our Global Operations and Research and Development worldwide, and oversees the Estée Lauder, Jo Malone, La Mer, M·A·C and Prescriptives brands, and our BeautyBank division.  Since July 2001, Mr. Brestle had been Group President, The Estée Lauder Companies Inc., with global responsibility for our specialty brands, including Aveda, Bobbi Brown, Bumble and bumble, Darphin, Jo Malone, La Mer, Prescriptives, Rodan + Fields and Stila.  He also oversaw the launch of BeautyBank and its first four brands, American Beauty, Flirt!, Good Skin™ and Grassroots, which are sold by Kohl’s in the United States.  From July 1998 through June 2001, he was President of Estée Lauder (USA & Canada).  Prior to July 1998, he was President of Clinique Laboratories, Inc. and had been the senior officer of that division since 1992.  From 1988 through 1992, he was President of Prescriptives U.S.A.  Mr. Brestle joined us in 1978.

Roger Caracappa became Executive Vice President – Global Packaging, Quality Assurance, Store Development, Design and Merchandising in July 2004.  From 1999 to 2004, he was Senior Vice President, Global Packaging for all brands.  For 20 years, Mr. Caracappa spearheaded all promotional marketing for the Estée Lauder brand in North America as well as marketing operations and merchandising.  He is a member of an advisory committee at the Fashion Institute of Technology and is a member of the Packaging and Converting Intelligence Editorial Board and Cosmetic Industry Buyers and Suppliers.

John Demsey became Group President in July 2006.  In this role, he is responsible for the Estée Lauder, M×A×C, Sean John, Prescriptives and Tom Ford brands.  In January 2005, Mr. Demsey became Global Brand President of Estée Lauder after serving as President and Managing Director of M×A×C since 1998.  From 1991 to 1998, he held several positions with Estée Lauder, including Senior Vice President of Sales and Education for Estée Lauder USA and Canada.  Before joining us, he worked for Revlon, Borghese, Alexandra de Markoff Cosmetics, and Lancaster Cosmetics.  He also held various executive retail positions at Bloomingdale’s, Macy’s, Benetton and Saks Fifth Avenue.  Mr. Demsey serves as Chairman of the M×A×C AIDS Fund and is active in many other AIDS-related organizations.

Amy DiGeso became Executive Vice President, Global Human Resources in May 2006.  From May 2005, when she joined us, to May 2006 she was Senior Vice President, Global Human Resources.  Ms. DiGeso was Senior Partner – Global Human Resource in charge of the Human Resources Department at PriceWaterhouseCoopers LLP from May 2001 through June 2003.  From April 1999 through April 2001, Ms. DiGeso was President of the Popular Club Plan, a direct sales subsidiary of Federated Department Stores, and from May 1992 through December 1998, she served in various executive capacities at Mary Kay, Inc., including Chief Executive Officer from November 1996 through December 1998.  Since June 2003, Ms. DiGeso has been engaged in various philanthropic activities.

Harvey Gedeon became Executive Vice President, Research and Development in July 2004.  From January 2000 to July 2004, he was Senior Vice President – Research and Development.  Prior to joining us in January 2000, Mr. Gedeon was Executive Vice President and General Manager, Research and Development and Quality Assurance for Revlon, Inc. from 1997 through 1999.

Richard W. Kunes became Executive Vice President and Chief Financial Officer in November 2004.  In addition to finance, accounting, treasury and tax functions, he is responsible for the Global Information Services and the Strategic Planning and New Business Development departments.  Prior thereto, he was Senior Vice President and Chief Financial Officer since October 2000.  He joined us in 1986 and served in various finance-related positions until November 1993, when he was named Vice President – Operations Finance Worldwide.  From January 1998 through September 2000, Mr. Kunes was Vice President – Financial Administration and Corporate Controller.  Prior to joining us, he held finance and controller positions at the Colgate-Palmolive Company.  Mr. Kunes is on the Board of Directors of Make-a-Wish Foundation of Suffolk County, NY, Inc.

Evelyn H. Lauder has been Senior Corporate Vice President since 1989, and previously served as Vice President and in other executive capacities since first joining us in 1959 as Education Director.  She is a member of the Board of Overseers, Memorial Sloan-Kettering Cancer Center, a member of the Boards of Trustees of Central Park Conservancy, Inc. and The Trinity School in New York City (Trustee Emirata), a member of the Board of Directors of New Yorkers for Parks and the Founder and Chairman of The Breast Cancer Research Foundation.

Leonard A. Lauder has been Chairman of the Board of Directors since 1995.  He served as our Chief Executive Officer from 1982 through 1999 and President from 1972 until 1995.  Mr. Lauder formally joined us in 1958 after serving as an officer in the United States Navy.  Since joining, he has held various positions, including executive officer positions other than those described above.  He is Chairman of the Board of Trustees of the Whitney Museum of American Art, a Charter Trustee of the University of Pennsylvania and a Trustee of The Aspen Institute and the co-founder and director of the Alzheimer’s Drug Discovery Foundation.  He also served as a member of the White House Advisory Committee on Trade Policy and Negotiations under President Reagan.

Ronald S. Lauder has served as Chairman of Clinique Laboratories, Inc. since returning from government service in 1987.  He was Chairman of Estee Lauder International, Inc. from 1987 through 2002.  Mr. Lauder joined us in 1964 and has held various positions, including those described above, since then.  From 1983 to 1986, Mr. Lauder was Deputy Assistant Secretary of Defense for European and NATO Affairs.  From 1986 to 1987, he served as U.S. Ambassador to Austria.  He is non-executive Chairman of the Board of Directors of Central European Media Enterprises Ltd.  He is also an Honorary Chairman Emeritus of the Board of Trustees of the Museum of Modern Art.

William P. Lauder became President and Chief Executive Officer in July 2004.  From January 2003 through June 2004, he served as Chief Operating Officer.  From July 2001 until December 2002 he served as Group President responsible for the worldwide business of Clinique and Origins and our retail store and On-line operations.  From 1998 to 2001, he was President of Clinique Laboratories, Inc.  Prior to 1998, he was President of Origins Natural Resources Inc. and had been the senior officer of that division since its inception in 1990.  Prior thereto, he served in various positions since joining us in 1986.  Mr. Lauder is a member of the Board of Trustees of the University of Pennsylvania and The Trinity School in New York City and the Boards of Directors of The Fresh Air Fund, the 92nd Street Y, the Partnership for New York City, True Temper Sports, Inc., Freedom Acquisition Holdings, Inc. and the Advisory Board of Zelnick Media and Liberty Acquisition Holdings Corp.

Sara E. Moss became Executive Vice President in November 2004.  She joined us as Senior Vice President, General Counsel and Secretary in September 2003.  She was Secretary until May 2007.  She was Senior Vice President and General Counsel of Pitney Bowes Inc. from 1996 to February 2003, and Senior Litigation Partner for Howard, Smith & Levin (now Covington & Burling) in New York from 1984 to 1996.  Prior to 1984, Ms. Moss served as an Assistant United States Attorney in the Criminal Division in the Southern District of New York, was an associate at the law firm of Davis, Polk & Wardwell and was Law Clerk to the Honorable Constance Baker Motley, a U.S. District Judge in the Southern District of New York.

Cedric Prouvé became Group President in January 2003.  He is responsible for sales and profits in all markets outside of North America and for all of the activities of our sales affiliates and distributor relationships worldwide.  Mr. Prouvé also oversees our Travel Retail business.  From August 2000 through 2002 he was the General Manager of our Japanese sales affiliate.  From January 1997 to August 2000, he was Vice President, General Manager, Travel Retail.  Mr. Prouvé started with us in 1994 as General Manager, Travel Retailing – Asia Pacific Region and was given the added responsibility of General Manager of our Singapore affiliate in 1995.  Prior to joining us he worked at L’Oreal in sales and management positions in the Americas and Asia/Pacific.

Philip Shearer became Group President responsible for Clinique, Origins and our On-line operations in January 2003.  In 2005, Mr. Shearer became responsible for Aveda and Bumble and bumble.  He joined us as Group President, International in September 2001.  Prior thereto, from 1998 to 2001, Mr. Shearer was President of the Luxury Products Division of L’Oreal U.S.A., which included Lancôme, Helena Rubinstein, Ralph Lauren fragrances, Giorgio Armani and Kiehl’s Since 1851.  He served in various positions at L’Oreal from 1987, including management positions in the United Kingdom and in Japan.

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

Please consider the following risks and all of the other information in this annual report on Form 10-K and in our subsequent filings with the Securities and Exchange Commission (“SEC”).  Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial.  If any of the events contemplated by the following discussion of risks should occur or other risks arise or develop, our business, prospects, financial condition and results of operations, as well as the trading prices of our securities, may be adversely affected.

The beauty business is highly competitive, and if we are unable to compete effectively our results will suffer.

We face vigorous competition from companies throughout the world, including multinational consumer product companies.  Some of these competitors have greater resources than we do and may be able to respond to changing business and economic conditions more quickly than us.  Competition in the beauty business is based on pricing of products, innovation, perceived value, service to the consumer, promotional activities, advertising, special events, new product introductions, electronic commerce initiatives and other activities.  It is difficult for us to predict the timing and scale of our competitors’ actions in these areas.  In particular, the fragrance category in the United States is influenced by the high volume of new product introductions by diverse companies across several different distribution channels.  Also, the trend toward consolidation in the retail trade, particularly in developed markets such as the United States and Western Europe, has resulted in us becoming increasingly dependent on key retailers, including large-format retailers, who have increased their bargaining strength.  This trend has also resulted in an increased risk related to the concentration of our customers.  A severe adverse impact on their business operations could have a corresponding material adverse effect on us.  Our ability to compete also depends on the continued strength of our brands, our ability to attract and retain key talent and other personnel, the efficiency of our manufacturing facilities and distribution network, and our ability to protect our intellectual property.  Our inability to continue to compete effectively in countries around the world could have an adverse impact on our business.

Our inability to anticipate and respond to market trends and changes in consumer preferences could adversely affect our financial results.

Our continued success depends on our ability to anticipate, gauge and react in a timely and cost-effective manner to changes in consumer tastes for skin care, makeup, fragrance and hair care products as well as to where and how consumers shop for those products.  We must continually work to develop, produce and market new products, maintain and enhance the recognition of our brands, achieve a favorable mix of products, and refine our approach as to how and where we market and sell our products.  While we devote considerable effort and resources to shape, analyze and respond to consumer preferences, we recognize that consumer tastes cannot be predicted with certainty and can change rapidly.  If we are unable to anticipate and respond to trends in the market for our products and changing consumer demands, our financial results will suffer.

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

2.               Strengthen product categories

3.               Strengthen and expand geographic presence

4.               Diversify and strengthen distribution channels

5.               Achieve operational and cost excellence

Achieving our long-term objectives may require investment in new brands, categories, distribution channels, technologies and geographic markets.  These investments may result in short-term costs without any current revenues and, therefore, may be dilutive to our earnings, at least in the short-term.  In addition, we may dispose of our brands and incur costs in doing so.  Although we believe that our strategic imperatives will lead to long-term growth in revenue and profitability, we may not realize, in full or in part, the anticipated benefits.  The failure to realize benefits, which may be due to our ability to execute plans or other risks described herein, could have a material adverse effect on our business, financial condition and operating results.

Any future acquisitions may expose us to additional risks.

We continuously review acquisition opportunities that would expand our current product offerings, our distribution channels, increase the size and geographic scope of our operations or otherwise offer growth and operating efficiency opportunities.  If required, the financing for any of these acquisitions could result in an increase in our indebtedness, dilute the interests of our stockholders or both.  Acquisitions may entail numerous risks, including:

•                  difficulties in assimilating acquired operations or products, including the loss of key employees from or customers of acquired businesses;

•                  diversion of management’s attention from our core businesses;

•                  adverse effects on existing business relationships with suppliers and customers; and

•                  risks of entering distribution channels, categories or markets in which we have limited or no prior experience.

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

Our success depends, in part, on our ability to retain our key personnel, including our executive officers and senior management team.  The unexpected loss of one or more of our key employees could adversely affect our business.  Our success also depends, in part, on our continuing ability to identify, hire, train and retain other highly qualified personnel.  Competition for these employees can be intense.  We may not be able to attract, assimilate or retain qualified personnel in the future, and our failure to do so could adversely affect our business.  This risk may be exacerbated by the stresses associated with the implementation of SMI (as defined below) and other initiatives.

We are subject to risks related to our international operations.

We operate on a global basis, with approximately 54% of our fiscal 2007 net sales generated outside the United States.  We maintain offices in over 35 countries and have key operational facilities located outside the United States that manufacture, warehouse or distribute goods for sale throughout the world.  Foreign operations are subject to many risks and uncertainties, including:

•                              fluctuations in foreign currency exchange rates, which can affect our results of operations, the value of our foreign assets, the relative prices at which we and foreign competitors sell products in the same markets and the cost of certain inventory and non-inventory items required in our operations;

•                              changes in foreign laws, regulations and policies, including restrictions on trade, import and export license requirements, and tariffs and taxes, as well as changes in United States laws and regulations relating to foreign trade and investment; and

•                              adverse weather conditions, social, economic and geopolitical conditions, such as terrorist attacks, war or other military action.

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

As part of a program that we call our “Strategic Modernization Initiative,” or “SMI,” we are implementing enterprise-wide global programs intended to deliver a single set of integrated data, processes and technologies, which would be scalable and used to standardize business processes across brands, operating units and sales affiliates.  We implemented SMI at our Aveda operating unit in May 2007.  We anticipate SMI implementation will continue at additional locations in fiscal 2008, with the majority of our locations to be implemented through fiscal 2010.  Like most entity-wide changes to software systems, the implementation of SMI involves risks and uncertainties.  Failure to implement SMI as planned, in terms of timing, specifications and/or costs, could have an adverse impact on our business and results of operations.

The trading prices of our securities periodically may rise or fall based on the accuracy of predictions of our earnings or other financial performance.

Our business planning process is designed to maximize our long-term strength, growth and profitability, not to achieve an earnings target in any particular fiscal quarter.  We believe that this longer-term focus is in the best interests of the Company and our stockholders.  At the same time, however, we recognize that it may be helpful to provide investors with guidance as to our forecast of net sales and earnings.  Accordingly, when we announced our year-end financial results for fiscal 2007, we provided guidance as to our expected net sales and earnings for the fiscal year ending June 30, 2008 and the quarter ending September 30, 2007.  While we generally expect to provide updates to our guidance when we report our results each fiscal quarter, we assume no responsibility to update any of our forward-looking statements at such times or otherwise.  In addition, the longer-term guidance we provide is based on goals that we believe, at the time guidance is given, are reasonably attainable for growth and performance over a number of years.  Such targets are more speculative than our current quarter and fiscal year expectations.

In all of our public statements when we make, or update, a forward-looking statement about our sales and/or earnings expectations, we accompany such statements directly, or by reference to a public document, with a list of factors that could cause our actual results to differ materially from those we expect.  Such a list is included, among other places, in our earnings press release and in our periodic filings with the Securities and Exchange Commission (e.g., in our reports on Form 10-K and Form 10-Q).  These and other factors may make it difficult for outside observers, such as research analysts, to predict what our earnings will be in any given fiscal quarter or year.

Outside analysts, like all investors, have the right to make their own predictions of our financial results for any future period.  Outside analysts, however, have access to no more material information about our plans than any other public investor, and we do not endorse their predictions as to our future performance.  Nor do we assume any responsibility to correct the predictions of outside analysts or others when they differ from our own internal expectations.  If and when we announce actual results that differ from those that outside analysts or others have been predicting, the market price of our securities could be affected.  Investors who rely on the predictions of outside analysts or others when making investment decisions with respect to our securities do so at their own risk.  We take no responsibility for any losses suffered as a result of such changes in the prices of our securities.

Item 1B.  Unresolved Staff Comments.

As of the filing of this annual report on Form 10-K, there were no unresolved comments from the Staff of the Securities and Exchange Commission.

Item 2.  Properties.

The following table sets forth our principal owned and leased manufacturing, assembly, research and development and distribution facilities as of August 17, 2007.  The leases expire at various times through 2026 subject to certain renewal options.

Location	Use	Approximate Square Footage

The Americas
Blaine, Minnesota (owned)	Manufacturing and R&D	275,000
Blaine, Minnesota (leased)	Distribution	126,000
Oakland, New Jersey (leased)	Manufacturing	148,000
Hauppauge, New York (leased)	Manufacturing / Assembly	140,000
Melville, New York (owned)	Manufacturing	353,000
Melville, New York (owned)	R&D	134,000
Yaphank, New York (leased)	Manufacturing / Assembly	230,000
Bristol, Pennsylvania (leased)	Manufacturing	67,000
Bristol, Pennsylvania (leased)	Distribution	243,000
Bristol, Pennsylvania (leased)	Distribution	243,000
Trevose, Pennsylvania (leased)	Manufacturing / Assembly	140,000
Agincourt, Ontario, Canada (owned)	Manufacturing	96,000
Markham, Ontario, Canada (leased)	Manufacturing	58,000
Markham, Ontario, Canada (leased)	R&D	26,000
Markham, Ontario, Canada (leased)	Manufacturing	79,000
Toronto, Ontario, Canada (leased)	Distribution	186,000

Europe, the Middle East & Africa
Oevel, Belgium (owned)	Manufacturing	113,000
Oevel, Belgium (leased)	Manufacturing and R&D	70,000
Oevel, Belgium (leased)	Distribution	100,000
Madrid, Spain (leased)	Distribution	90,000
Lachen, Switzerland (owned)	Manufacturing	53,000
Lachen, Switzerland (owned)	Distribution	125,000
Hampshire, U.K. (leased)	Distribution	203,000
Petersfield, U.K. (owned)	Manufacturing	225,000

Asia/Pacific
Shanghai, China (leased)	Distribution and R&D	57,000
Tokyo, Japan (leased)	Distribution and R&D	147,600

We own, lease and occupy numerous offices, assembly and distribution facilities and warehouses in the United States and abroad.  We consider our properties to be generally in good condition and believe that our facilities are adequate for our operations and provide sufficient capacity to meet anticipated requirements.  We lease approximately 309,000 square feet of rentable space for our principal offices in New York, New York and own an office building of approximately 57,000 square feet in Melville, New York.  As of August 17, 2007, we operated 591 freestanding retail stores, including 16 for the Estée Lauder brand, 18 for Clinique, 139 for Origins, 182 for M•A•C, 131 for Aveda, 3 for Bobbi Brown, 14 for Jo Malone, 2 for Bumble and bumble and 86 multi-brand stores.

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

On March 30, 2005, the United States District Court for the Northern District of California entered into a Final Judgment approving the settlement agreement we entered into in July 2003 with the plaintiffs, the other Manufacturer Defendants (as defined below) and the Department Store Defendants (as defined below) in a consolidated class action lawsuit that had been pending in the Superior Court of the State of California in Marin County since 1998.  On April 29, 2005, notices of appeal were filed by representatives of two members of the purported class of consumers.  One of those appeals has since been withdrawn.  If the appeal is resolved satisfactorily, the Final Judgment will result in the plaintiffs’ claims being dismissed, with prejudice, in their entirety in both the Federal and California actions.  There has been no finding or admission of any wrongdoing by us in this lawsuit.  We entered into the settlement agreement solely to avoid protracted and costly litigation.  In connection with the settlement agreement, the defendants, including the Company, will provide consumers with certain free products and pay the plaintiffs’ attorneys’ fees.  To meet its obligations under the settlement, we took a special pre-tax charge of $22.0 million, or $13.5 million after-tax, equal to $.06 per diluted common share in the fourth quarter of fiscal 2003.  At June 30, 2007, the remaining accrual balance was $16.3 million.  The charge did not have a material adverse effect on our consolidated financial condition.  In the Federal action, the plaintiffs, purporting to represent a class of all U.S. residents who purchased prestige cosmetics products at retail for personal use from eight department stores groups that sold such products in the United States (the “Department Store Defendants”), alleged that the Department Store Defendants, the Company and eight other manufacturers of cosmetics (the “Manufacturer Defendants”) conspired to fix and maintain retail prices and to limit the supply of prestige cosmetics products sold by the Department Store Defendants in violation of state and Federal laws. The plaintiffs sought, among other things, treble damages, equitable relief, attorneys’ fees, interest and costs.

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

On March 30, 2006, a purported securities class action complaint captioned Thomas S. Shin, et al. v. The Estée Lauder Companies Inc., et al., was filed against the Company and certain of our officers and directors (collectively the “Defendants”) in the United States District Court for the Southern District of New York.  The complaint alleged that the Defendants made statements during the period April 28, 2005 to October 25, 2005 in press releases, the Company’s public filings and during conference calls with analysts that were materially false and misleading and that artificially inflated the price of the Company’s stock.  The complaint alleged claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  The complaint also asserted that during the class period, certain executive officers and the trust for the benefit of a director sold shares of our Class A Common Stock at artificially inflated prices.  Three additional purported securities class action complaints were subsequently filed in the United States District Court for the Southern District of New York containing similar allegations.  On July 10, 2006, the Court consolidated these actions under the caption In re: Estée Lauder Companies Securities Litigation, appointed lead plaintiff, and approved the selection of lead counsel.  A consolidated amended complaint addressing the same issues as the original complaint was filed on September 8, 2006.  The Defendants filed a motion to dismiss the amended complaint on November 7, 2006.  On May 21, 2007, the Court granted the motion to dismiss and gave plaintiff until June 4, 2007 to file an amended complaint.  The plaintiff did not file an amended complaint by the deadline.

On April 10, 2006, a shareholder derivative action complaint captioned Miriam Loveman v. Leonard A. Lauder, et al., was filed against certain of our officers and all of our directors as of that date (collectively the “Derivative Action Defendants”) in the United States District Court for the Southern District of New York.  The complaint alleged that the Derivative Action Defendants breached their fiduciary duties to the Company based on the same alleged course of conduct identified in the complaint described above.  On May 2, 2007, the judge granted the Derivative Action Defendants’ motion to dismiss because the plaintiff failed to satisfy the requirement under Delaware law that she make a demand on the Board of Directors to pursue litigation on behalf of the Company prior to initiating the litigation herself.  The plaintiff has not taken any further action with respect to this matter.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended June 30, 2007.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant’s Common Equity and Related Stockholder Matters

Our Class A Common Stock is publicly traded on the New York Stock Exchange under the symbol “EL.”  The following table shows the high and low sales prices as reported on the New York Stock Exchange Composite Tape and the cash dividends per share declared in fiscal 2007 and fiscal 2006:

	Fiscal 2007			Fiscal 2006
			Cash			Cash
	High	Low	Dividends	High	Low	Dividends

First Quarter	$41.15	$34.88	$—	$42.01	$33.65	$—
Second Quarter	43.60	39.05	.50	35.66	29.98	.40
Third Quarter	50.12	39.52	—	39.24	32.79	—
Fourth Quarter	52.31	44.67	—	41.71	34.81	—

Fiscal Year	52.31	34.88	$.50	42.01	29.98	$.40

We expect to continue the payment of cash dividends in the future, but there can be no assurance that the Board of Directors will continue to declare them.  In October 2006 and November 2005, the Board of Directors declared an annual dividend of $.50 and $.40 per share, respectively, which was paid in December 2006 and 2005, respectively.

As of August 17, 2007, there were approximately 3,313 record holders of Class A Common Stock and 19 record holders of Class B Common Stock.

Share Repurchase Program

We are authorized by the Board of Directors to repurchase up to 68.0 million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  As of June 30, 2007, the cumulative total of acquired shares pursuant to the authorization was 61.1 million, reducing the remaining authorized share repurchase balance to 6.9 million.  During fiscal 2007, we purchased approximately 22.5 million shares for $1,004.3 million as outlined in the following table:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
July 2006	—		$—	—	9,391,600
August 2006	1,655,000		35.83	1,655,000	7,736,600
September 2006	1,344,800		38.11	1,344,800	6,391,800
October 2006	266,974	(2)	39.93	251,000	6,140,800
November 2006	1,752,000		40.73	1,752,000	4,388,800
December 2006	1,498,000		41.22	1,498,000	2,890,800
January 2007	—		—	—	2,890,800
February 2007	—		—	—	22,890,800
March 2007	15,960,842	(3)	46.99	15,960,842	6,929,958
April 2007	—		—	—	6,929,958
May 2007	—		—	—	6,929,958
June 2007	—		—	—	6,929,958
Year-to-date	22,477,616		44.68	22,461,642	6,929,958

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

(3)          In March 2007, our Board of Directors authorized the accelerated repurchase of $750.0 million of our outstanding common stock, to be implemented through an accelerated stock repurchase program with a financial counterparty.  In March 2007, we repurchased 15,960,842 shares under this program for $750.0 million, or $46.99 per share. In August 2007, we received 97,417 shares of our common stock from the financial counterparty as a price adjustment and final settlement.

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

During the three months ended June 30, 2007, no holders of Class B Common Stock converted such shares into Class A Common Stock.

Item 6.  Selected Financial Data.

The table below summarizes selected financial information.  For further information, refer to the audited consolidated financial statements and the notes thereto beginning on page F-1 of this report.

	Year Ended or at June 30
	2007	2006 (a)	2005 (b)	2004	2003 (c)
	(In millions, except per share data)
Statement of Earnings Data:
Net sales	$7,037.5	$6,463.8	$6,280.0	$5,741.5	$5,049.8
Gross profit	5,262.7	4,777.2	4,677.2	4,277.2	3,736.5
Operating income	749.9	619.6	726.8	648.9	508.8
Interest expense, net (d)	38.9	23.8	13.9	27.1	8.1
Earnings before income taxes, minority interest, discontinued operations and accounting change	711.0	595.8	712.9	621.8	500.7
Provision for income taxes	255.2	259.7	293.7	234.4	164.9
Minority interest, net of tax	(7.1)	(11.6)	(9.3)	(8.9)	(6.7)
Net earnings from continuing operations	448.7	324.5	409.9	378.5	329.1
Discontinued operations, net of tax (e)	0.5	(80.3)	(3.8)	(36.4)	(9.3)
Net earnings	449.2	244.2	406.1	342.1	319.8
Preferred stock dividends (d)	—	—	—	—	23.4
Net earnings attributable to common stock	449.2	244.2	406.1	342.1	296.4
Cash Flow Data:
Net cash flows provided by operating activities	$661.6	$709.8	$478.1	$673.0	$558.6
Net cash flows used for investing activities	(373.8)	(303.2)	(237.0)	(213.7)	(198.0)
Net cash flows used for financing activities	(411.6)	(594.6)	(300.4)	(216.0)	(555.0)
Per Share Data:
Net earnings per common share from continuing operations (e):
Basic	$2.20	$1.51	$1.82	$1.66	$1.31
Diluted	$2.16	$1.49	$1.80	$1.64	$1.30
Net earnings per common share:
Basic	$2.20	$1.14	$1.80	$1.50	$1.27
Diluted	$2.16	$1.12	$1.78	$1.48	$1.26
Weighted average common shares outstanding (g):
Basic	204.3	215.0	225.3	228.2	232.6
Diluted	207.8	217.4	228.6	231.6	234.7
Cash dividends declared per common share	$.50	$.40	$.40	$.30	$.20
Balance Sheet Data:
Working capital	$738.7	$738.7	$804.9	$877.2	$791.3
Total assets	4,125.7	3,784.1	3,885.8	3,708.1	3,349.9
Total debt (d), (f)	1,088.5	521.5	714.7	535.3	291.4
Redeemable preferred stock (d)	—	—	—	—	360.0
Stockholders’ equity (g)	1,199.0	1,622.3	1,692.8	1,733.5	1,423.6

(a) Fiscal 2006 results included $93.0 million, after-tax, or $.43 per diluted share in special charges related to our cost savings initiative and tax-related matters.  Included in the charges was an operating expense charge of $92.1 million, equal to $.27 per diluted common share related to the cost savings initiative.  The results also included a special tax charge related to a settlement with the Internal Revenue Service regarding an examination of our consolidated Federal income tax returns for fiscal years 1998 through 2001, and represents the aggregate earnings impact of the settlement through fiscal 2006.  The settlement resulted in an increase to our fiscal 2006 income tax provision and a corresponding decrease in fiscal 2006 net earnings of approximately $46 million, or approximately $.21 per diluted common share.  During the fourth quarter of fiscal 2006, we completed the repatriation of foreign earnings through intercompany dividends under the provisions of the American Jobs Creation Act of 2004 (the “AJCA”).  In connection with the repatriation, we updated the computation of the related aggregate tax impact, resulting in a favorable adjustment of approximately $11 million, or approximately $.05 per diluted common share, to our initial tax charge of $35 million recorded in fiscal 2005.  The tax settlement, coupled with the AJCA favorable tax adjustment, resulted in a net increase to our fiscal 2006 income tax provision and a corresponding decrease in fiscal 2006 net earnings of approximately $35 million, or approximately $.16 per diluted common share.

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

(d) During fiscal 2004, there was an increase of approximately $17.4 million in interest expense, net and a corresponding decrease in preferred stock dividends as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  Additionally, in connection with this pronouncement, redeemable preferred stock was reclassified as a component of total debt subsequent to June 30, 2003 and all subsequent applicable periods.

(e) In April 2006, we completed the sale of certain assets and operations of the reporting unit that marketed and sold Stila brand products.  In February 2004, we sold the assets and operations of our former reporting unit that sold jane brand products.  As a result, all consolidated statements of earnings information in the consolidated financial statements and footnotes for all periods presented has been restated for comparative purposes to reflect those reporting units as discontinued operations.

(f) In May 2007, we issued and sold $300.0 million of 5.55% Senior Notes due May 15, 2017 and $300.0 million of 6.00% Senior Notes, due May 15, 2037 in a public offering.  We used the net proceeds of this offering to repay long-term commercial paper, which was used to fund our accelerated stock repurchase program, and to pay transaction fees and expenses related to this offering.

(g) During fiscal 2007, we repurchased 22,461,642 shares of our outstanding common stock, of which 15,960,842 shares were purchased for $750.0 million through an accelerated stock repurchase program with a financial counterparty.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition at June 30, 2007 and our results of operations for the three fiscal years ended June 30, 2007 are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These judgments can be subjective and complex, and consequently actual results could differ from those estimates.  Our most critical accounting policies relate to revenue recognition, concentration of credit risk, inventory, pension and other post-retirement benefit costs, goodwill and other intangible assets, income taxes, derivatives and stock-based compensation.

Management of the Company has discussed the selection of significant accounting policies and the effect of estimates with the Audit Committee of the Company’s Board of Directors.

Revenue Recognition

Revenues from merchandise sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of the risk of loss related to those goods.  In the Americas region, sales are generally recognized at the time the product is shipped to the customer and in the Europe, Middle East & Africa and Asia/Pacific regions sales are generally recognized based upon the customer’s receipt.  In certain circumstances, transfer of title takes place at the point of sale, for example, at our retail stores.  Sales at our retail stores and online are recognized in accordance with a 4-4-5 retail calendar.

Revenues are reported on a net sales basis, which is computed by deducting from gross sales the amount of actual product returns received, discounts, incentive arrangements with retailers and an amount established for anticipated product returns.  Our practice is to accept product returns from retailers only if properly requested, authorized and approved.  In accepting returns, we typically provide a credit to the retailer against accounts receivable from that retailer.  As a percentage of gross sales, returns were 4.2%, 5.0% and 4.6% in fiscal 2007, 2006 and 2005, respectively.

Our sales return accrual is a subjective critical estimate that has a direct impact on reported net sales.  This accrual is calculated based on a history of actual returns, estimated future returns and information provided by authorized retailers regarding their inventory levels.  Consideration of these factors results in an accrual for anticipated sales returns that reflects increases or decreases related to seasonal fluctuations.  Experience has shown a relationship between retailer inventory levels and sales returns in the subsequent period, as well as a consistent pattern of returns due to the seasonal nature of our business.  In addition, as necessary, specific accruals may be established for significant future known or anticipated events.  The types of known or anticipated events that we have considered, and will continue to consider, include, but are not limited to, the financial condition of our customers, store closings by retailers, changes in the retail environment and our decision to continue or support new and existing products.

Concentration of Credit Risk

An entity is vulnerable to concentration of credit risk if it is exposed to risks of loss greater than it would have if it mitigated its risks through diversification of customers.  The significance of such credit risk depends on the extent and nature of the concentration.

During fiscal 2006, Federated Department Stores, Inc. acquired The May Department Stores Company, resulting in the merger of our previous two largest customers (collectively “Macy’s, Inc.”).  This customer sells products primarily within North America and accounted for $958.8 million, or 14%, and $1,005.8 million, or 16%, of our consolidated net sales in fiscal 2007 and 2006, respectively.  This customer accounted for $105.3 million, or 12%, and $105.4 million, or 14%, of our accounts receivable at June 30, 2007 and 2006, respectively.  Although management believes that this customer and our other major customers are sound and creditworthy, a severe adverse impact on their business operations could have a corresponding material adverse effect on our net sales, cash flows and/or financial condition.

In the ordinary course of business, we have established an allowance for doubtful accounts and customer deductions in the amount of $23.3 million and $27.1 million as of June 30, 2007 and 2006, respectively.  Our allowance for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings.  The allowance for doubtful accounts was reduced by $18.2 million, $12.0 million and $12.6 million for customer deductions and write-offs in fiscal 2007, 2006 and 2005, respectively, and increased by $14.4 million, $10.2 million and $11.4 million for additional provisions in fiscal 2007, 2006 and 2005, respectively.  This reserve is based upon the evaluation of accounts receivable aging, specific exposures and historical trends.

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

We also record an inventory obsolescence reserve, which represents the difference between the cost of the inventory and its estimated realizable value, based on various product sales projections.  This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends and requirements to support forecasted sales.  In addition, and as necessary, we may establish specific reserves for future known or anticipated events.

Pension and Other Post-retirement Benefit Costs

We offer the following benefits to some or all of our employees: a domestic trust-based noncontributory qualified defined benefit pension plan (“U.S. Qualified Plan”) and an unfunded, non-qualified domestic noncontributory pension plan to provide benefits in excess of statutory limitations (collectively with the U.S. Qualified Plan, the “Domestic Plans”); a domestic contributory defined contribution plan; international pension plans, which vary by country, consisting of both defined benefit and defined contribution pension plans; deferred compensation arrangements; and certain other post-retirement benefit plans.

The amounts needed to fund future payouts under these plans are subject to numerous assumptions and variables.  Certain significant variables require us to make assumptions that are within our control such as an anticipated discount rate, expected rate of return on plan assets and future compensation levels.  We evaluate these assumptions with our actuarial advisors and we believe they are within accepted industry ranges, although an increase or decrease in the assumptions or economic events outside our control could have a direct impact on reported net earnings.

The pre-retirement discount rate for each plan used for determining future net periodic benefit cost is based on a review of highly rated long-term bonds.  For fiscal 2007, we used a pre-retirement discount rate for our Domestic Plans of 6.25% and varying rates on our international plans of between 2.25% and 6.25%.  The pre-retirement rate for our Domestic Plans is based on a bond portfolio that includes only long-term bonds with an Aa rating, or equivalent, from a major rating agency.  We believe the timing and amount of cash flows related to the bonds included in this portfolio is expected to match the estimated defined benefit payment streams of our Domestic Plans.  For fiscal 2007, we used an expected return on plan assets of 7.75% for our U.S. Qualified Plan and varying rates of between 2.75% and 7.25% for our international plans.  In determining the long-term rate of return for a plan, we consider the historical rates of return, the nature of the plan’s investments and an expectation for the plan’s investment strategies.  The U.S. Qualified Plan asset allocation as of June 30, 2007 was approximately 49% equity investments, 31% fixed income investments and 20% other investments.  The asset allocation of our combined international plans as of June 30, 2007 was approximately 55% equity investments, 29% fixed income investments and 16% other investments.  The difference between actual and expected returns on plan assets is accumulated and amortized over future periods and, therefore, affects our recorded obligations and recognized expenses in such future periods.  For fiscal 2007, our pension plans had actual returns on assets of $80.1 million as compared with expected returns on assets of $42.5 million, which resulted in a net deferred gain of $37.6 million.

A 25 basis-point change in the discount rate or the expected rate of return on plan assets would have had the following effect on fiscal 2007 pension expense:

	25 Basis-Point	25 Basis-Point
(In millions)	Increase	Decrease

Discount rate	$(2.5)	$2.7
Expected return on assets	$(1.5)	$1.5

Our post-retirement plans are comprised of health care plans that could be impacted by health care cost trend rates, which may have a significant effect on the amounts reported.  A one-percentage-point change in assumed health care cost trend rates for fiscal 2007 would have had the following effects:

(In millions)	One-Percentage-Point Increase	One-Percentage-Point Decrease

Effect on total service and interest costs	$1.5	$(1.3)
Effect on post-retirement benefit obligations	$12.1	$(10.8)

For fiscal 2008, we are using a pre-retirement discount rate for the Domestic Plans of 6.25% and varying rates for our international plans of between 2.25% and 6.25%.  We are using an expected return on plan assets of 7.75% for the U.S. Qualified Plan and varying rates for our international pension plans of between 3.00% and 6.75%.  The net change in these assumptions from those used in fiscal 2007 will result in a decrease in pension expense of approximately $2.0 million in fiscal 2008.  We will continue to monitor the market conditions relative to these assumptions and adjust them accordingly.

Goodwill and Other Intangible Assets

Goodwill is calculated as the excess of the cost of purchased businesses over the fair value of their underlying net assets.  Other intangible assets principally consist of purchased royalty rights and trademarks.  Goodwill and other intangible assets that have an indefinite life are not amortized.

On an annual basis, or more frequently if certain events or circumstances warrant, we test goodwill and other indefinite-lived intangible assets for impairment.  To determine the fair value of these intangible assets, there are many assumptions and estimates used that directly impact the results of the testing.  We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose.  To mitigate undue influence, we use industry accepted valuation models and set criteria that are reviewed and approved by various levels of management and, in certain instances, we engage third-party valuation specialists to advise us.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” as amended.  This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years.  It requires an asset and liability approach for financial accounting and reporting of income taxes.

As of June 30, 2007, we have current net deferred tax assets of $124.0 million and non-current net deferred tax liabilities of $16.6 million.  The net deferred tax assets assume sufficient future earnings for their realization, as well as the continued application of currently anticipated tax rates.  Included in net deferred tax assets is a valuation allowance of approximately $5.5 million for deferred tax assets, where management believes it is more likely than not that the deferred tax assets will not be realized in the relevant jurisdiction.  Based on our assessments, no additional valuation allowance is required.  If we determine that a deferred tax asset will not be realizable, an adjustment to the deferred tax asset will result in a reduction of earnings at that time.

We provide tax reserves for Federal, state, local and international exposures relating to periods subject to audit.  The development of reserves for these exposures requires judgments about tax issues, potential outcomes and timing, and is a subjective critical estimate.  Although the outcome relating to these exposures is uncertain, in management’s opinion adequate provisions for income taxes have been made for estimable potential liabilities emanating from these exposures.  In certain circumstances, the ultimate outcome of exposures and risks involves significant uncertainties which render them inestimable.  If actual outcomes differ materially from these estimates, including those that cannot be quantified, they could have a material impact on our results of operations, as we experienced in the fourth quarter of fiscal 2006 (see “Results of Operations, Fiscal 2006 as Compared with Fiscal 2005 – Provision for Income Taxes”).

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

We currently use derivative financial instruments to hedge certain anticipated transactions and interest rates, as well as receivables and payables denominated in foreign currencies.  We do not utilize derivatives for trading or speculative purposes.  Hedge effectiveness is documented, assessed and monitored by employees who are qualified to make such assessments and monitor the instruments.  Variables that are external to us such as social, political and economic risks may have an impact on our hedging program and the results thereof.  For a discussion on the quantitative impact of market risks related to our derivative financial instruments, refer to “Liquidity and Capital Resources – Market Risk.”

Stock-Based Compensation

We are required to record the fair value of stock-based compensation awards as an expense in accordance with SFAS No. 123(R), “Share-Based Payment,” as amended.  In order to determine the fair value of stock options on the date of grant, we apply the Black-Scholes option-pricing model.  Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield.  While the risk-free interest rate and dividend yield are less subjective assumptions that are based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which makes them critical accounting estimates.

We use an expected stock-price volatility assumption that is a combination of both current and historical implied volatilities of the underlying stock which are obtained from public data sources.  This approach is used as a predictor of future realized and implied volatilities and is directly related to stock option valuation.  For stock option grants issued during the fiscal year ended June 30, 2007, we used a weighted-average expected stock-price volatility of 24% based upon the implied volatility at the time of issuance.

With regard to the weighted-average option life assumption, we consider the exercise behavior of past grants and model the pattern of aggregate exercises.  Patterns are determined based on specific criteria of the aggregate pool of optionees including the reaction to vesting, realizable value, long-run exercise propensity, pent-up demand, stock run-up effect and short-time-to-maturity effect.  For stock option grants issued during the fiscal year ended June 30, 2007, we used a weighted-average expected option life assumption of approximately 8 years.

While we believe the above critical estimates are based on outcomes that are reasonably likely to occur, if we were to increase or decrease the expected option life by one year and simultaneously increase or decrease the expected volatility by 100 basis points, recognized compensation expense would have changed approximately $2.0 million in either direction for the fiscal year ended June 30, 2007.

Quantitative Analysis

During the three-year period ended June 30, 2007, there have not been material changes in the assumptions underlying these critical accounting policies, nor to the related significant estimates.  With the exception of our tax settlement with the Internal Revenue Service in the fourth quarter of fiscal 2006, which finalized the ultimate liability for exposures which were previously inestimable (see “Results of Operations, Fiscal 2006 as Compared with Fiscal 2005 – Provision for Income Taxes”), the results of our business underlying these assumptions have not differed significantly from our expectations.

While we believe that the estimates that we have made are proper and the related results of operations for the period are presented fairly in all material respects, other assumptions could reasonably be justified that would change the amount of reported net sales, cost of sales, operating expenses or our provision for income taxes as they relate to the provisions for anticipated sales returns, allowance for doubtful accounts, inventory obsolescence reserve and income taxes.  For fiscal 2007, had these estimates been changed simultaneously by 2.5% in either direction, our reported gross profit would have increased or decreased by approximately $4.7 million, operating expenses would have changed by approximately $0.6 million and the provision for income taxes would have increased or decreased by approximately $1.4 million.  The collective impact of these changes on operating income, net earnings and net earnings per diluted common share would be an increase or decrease of approximately $5.3 million, $6.7 million and $.03, respectively.

RESULTS OF OPERATIONS

Overview

We manufacture, market and sell skin care, makeup, fragrance and hair care products which are distributed in over 135 countries and territories.  We believe that the best way to increase stockholder value is to provide our customers and consumers with the products and services that they have come to expect from us in the most efficient and profitable manner.  With this goal in mind, we have developed a long-term strategy based on the following five imperatives:

1.               Optimize brand portfolio

2.               Strengthen product categories

3.               Strengthen and expand geographic presence

4.               Diversify and strengthen distribution channels

5.               Achieve operational and cost excellence

In fiscal 2007, we continued to find ways to strengthen our core brands and product categories, maximize high-growth brands, incubate and develop next generation brands and divest non-strategic brands.  Net sales from Estée Lauder and Clinique grew on a global basis, fueled by strong demand overseas.  Our faster growing M.A.C., Bobbi Brown, La Mer, Jo Malone and Aveda brands continued to grow in virtually all regions and we acquired the remaining equity interest in Bumble and bumble.  Sean John Unforgivable continued to be a success at retail in North America and we rolled out the brand in certain international markets during fiscal 2007.  We launched products under the Tom Ford brand name in North America and Europe and entered into a license agreement with Ford Motor Company to create a fragrance using the name Mustang.  In July 2007, we acquired the Ojon Corporation, a privately held hair care and skin care company based in Canada.  In August 2007, we sold Rodan + Fields back to its founders.

The majority of our net sales continue to be generated outside the United States.  Around the globe, we generated growth in sales and profits in our travel retail business and increased our presence in China and Russia.  We also acquired a distributor in Turkey and established an affiliate in Brazil.

In alternative distribution channels, we continued to grow our online business in North America, where products from most of our brands are available at Company-owned websites.  However, in order to streamline this business, we terminated our majority-owned Gloss.com joint venture.  In addition, we recently expanded the online business into the United Kingdom, Australia and France.  Certain of our products are now available at specialty retailers such as Sephora, ULTA, and Shoppers Drug Mart.  We made strategic investments to establish the platform upon which we intend to build our pharmacy channel business in Europe.  Origins has recently expanded into the French pharmacy channel.  We also began to expand the number of Company-owned Jo Malone retail stores in Europe, including the brand’s first French store in Cannes.

We continued to make progress on our Strategic Modernization Initiative (“SMI”).  In May 2007, our Aveda operating unit began using SAP software, a critical part of SMI.  We anticipate SMI implementation will continue at additional locations in fiscal 2008, with the majority of our locations to be implemented through fiscal 2010.

Despite the rise in energy and raw material costs, we were able to improve our overall cost of goods margin by negotiating new contracts with suppliers and achieving significant savings by sourcing from Asia.  We also reduced the number of our global manufacturing and distribution facilities by increasing the use of third-parties to control shipping and warehousing costs.  In addition, we improved speed to market of new SKUs and expanded our hub warehouse concept, which allows us to take components on a just-in-time basis.

During fiscal 2007, we also faced challenges, many of which we expect to be ongoing in fiscal 2008.  For instance, we continue to see challenges for certain of our core brands due in part to the consolidation and changes taking place among retailers and the decline in effectiveness of gift-with-purchase promotions.  In addition, the fragrance business model continues to be a challenge, with even the most successful launches having difficulty becoming profitable.  Efforts to expand geographically are complicated by increasing regulatory issues and cultural barriers.

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

The following table is a comparative summary of operating results from continuing operations for fiscal 2007, 2006 and 2005 and reflects the basis of presentation described in Note 2 and Note 17 to the Notes to Consolidated Financial Statements for all periods presented.  Products and services that do not meet our definition of skin care, makeup, fragrance and hair care have been included in the “other” category.

	Year Ended June 30
	2007	2006	2005
	(In millions)
NET SALES
By Region:
The Americas	$3,560.9	$3,446.4	$3,351.1
Europe, the Middle East & Africa	2,493.4	2,147.7	2,109.1
Asia/Pacific	983.2	869.7	819.8
	$7,037.5	$6,463.8	$6,280.0

By Product Category:
Skin Care	$2,601.0	$2,400.8	$2,352.1
Makeup	2,712.7	2,504.2	2,366.8
Fragrance	1,308.6	1,213.3	1,260.6
Hair Care	377.1	318.7	273.9
Other	38.1	26.8	26.6
	$7,037.5	$6,463.8	$6,280.0

OPERATING INCOME
By Region:
The Americas	$336.4	$344.1	$366.2
Europe, the Middle East & Africa	321.4	297.5	305.3
Asia/Pacific	93.2	70.1	55.3
Special charges related to cost savings initiative *	(1.1)	(92.1)	—
	$749.9	$619.6	$726.8

By Product Category:
Skin Care	$341.5	$346.4	$365.8
Makeup	339.3	329.4	301.1
Fragrance	28.1	7.7	35.8
Hair Care	42.5	26.5	22.8
Other	(0.4)	1.7	1.3
Special charges related to cost savings initiative *	(1.1)	(92.1)	—
	$749.9	$619.6	$726.8

* Refer to the following discussion in “Fiscal 2006 as Compared with Fiscal 2005 – Operating Expenses” for further information regarding these charges.

The following table presents certain consolidated earnings data as a percentage of net sales:

	Year Ended June 30
	2007	2006	2005

Net sales	100.0%	100.0%	100.0%
Cost of sales	25.2	26.1	25.5
Gross profit	74.8	73.9	74.5

Operating expenses:
Selling, general and administrative	64.1	62.9	62.9
Special charges related to cost savings initiative	—	1.4	—
	64.1	64.3	62.9

Operating income	10.7	9.6	11.6
Interest expense, net	0.6	0.4	0.2

Earnings before income taxes, minority interest and discontinued operations	10.1	9.2	11.4
Provision for income taxes	3.6	4.0	4.7
Minority interest, net of tax	(0.1)	(0.2)	(0.2)

Net earnings from continuing operations	6.4	5.0	6.5
Discontinued operations, net of tax	—	(1.2)	(0.1)
Net earnings	6.4%	3.8%	6.4%

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

Fiscal 2007 as Compared with Fiscal 2006

NET SALES

Net sales increased 9%, or $573.7 million, to $7,037.5 million, reflecting net sales growth in all product categories and geographic regions.  The increases in our skin care, makeup and fragrance product categories were led by Europe, the Middle East & Africa while the increase in hair care net sales was predominantly in the Americas.  Excluding the impact of foreign currency translation, net sales increased 7%.

Product Categories

Skin Care

Net sales of skin care products increased 8%, or $200.2 million, to $2,601.0 million.  Most of this growth was fueled by new product launches which made their most significant impact in our Europe, the Middle East & Africa and Asia/Pacific regions.  The recent launches of Advanced Night Repair Concentrate Recovery Boosting Treatment and Idealist Refinisher from Estée Lauder, and Repairwear Lift Firming Night Cream, Continuous Rescue Antioxidant Moisturizer, All About Eyes Rich and Repairwear Contour Firming Formula from Clinique contributed incremental sales of approximately $95 million, combined.  Net sales increases from our fast-growing La Mer brand, Resilience Lift Extreme Ultra Firming products and other existing Advanced Night Repair products from Estée Lauder, along with products in the Clinique 3-Step Skin Care System and Superdefense from Clinique, totaled approximately $97 million.  These improvements were partially offset by approximately $35 million of lower sales from certain other Resilience Lift products and Perfectionist [CP+] from Estée Lauder.  Excluding the impact of foreign currency translation, skin care net sales increased 6%.

Makeup

Makeup net sales increased 8%, or $208.5 million, to $2,712.7 million, reflecting growth from our makeup artist brands of approximately $191 million.  This increase was supported by new points of distribution and new product launches as well as M·A·C Viva Glam lip products, the proceeds of which are donated to AIDS-related charities.  Higher sales of Double Wear Foundation and the recent launch of Resilience Lift Extreme Ultra Firming Makeup SPF 15 by Estée Lauder contributed approximately $56 million to the growth in this product category.  Lower sales of approximately $35 million of Pure Color Gloss and Individualist Natural Finish Makeup by Estée Lauder, and Repairwear Anti-Aging Makeup SPF 15 by Clinique partially offset this growth.  Excluding the impact of foreign currency translation, makeup net sales increased 6%.

Fragrance

Net sales of fragrance products increased 8%, or $95.3 million, to $1,308.6 million, primarily driven by incremental international sales from newer fragrance offerings.  DKNY Red Delicious, Pure White Linen from Estée Lauder, Sean John Unforgivable, DKNY Red Delicious Men and Donna Karan Gold collectively contributed approximately $128 million to the category.  Lower sales of approximately $67 million of True Star and True Star Men by Tommy Hilfiger, and Estée Lauder pleasures partially offset the growth in this product category.  While current year sales levels compared favorably to the prior year, we anticipate continued challenges in this product category due in part to competitive dynamics, particularly in the United States.  Excluding the impact of foreign currency translation, fragrance net sales increased 5%.

Hair Care

Hair care net sales increased 18%, or $58.4 million, to $377.1 million, primarily due to sales growth from Aveda and Bumble and bumble products.  Aveda net sales increases were primarily due to sales of professional color products, the recent launch of Be Curly shampoo and conditioner and the acquisition of an independent distributor.  Bumble and bumble sales benefited from a new hotel amenities program, sales growth in its existing salon distribution and new points of distribution.  Excluding the impact of foreign currency translation, hair care net sales increased 17%.

Geographic Regions

Net sales in the Americas increased 3%, or $114.5 million, to $3,560.9 million.  The increase was led by growth in the United States of approximately $152 million from our makeup artist brands, our hair care business, our internet distribution, and the recent launch of the Unforgivable fragrance by Sean John.  Partially offsetting this growth was approximately $90 million related to weaknesses in our core brands as a result of competitive pressures and retailer consolidations.  Net sales growth in Canada, Latin America and Mexico contributed an additional $31 million to the increase.  The prior year results reflected an incremental provision of approximately $16 million for returns that were anticipated at that time as a result of then-announced store closings from retailer consolidations.

In Europe, the Middle East & Africa, net sales increased 16%, or $345.7 million, to $2,493.4 million, including an exchange rate benefit due to the weakening of the U.S. dollar of approximately $122 million.  The growth in the region reflected higher net sales of approximately $260 million in the United Kingdom, our travel retail business, Russia, Germany and Spain, with all benefiting from an improving retail environment, and in Turkey, where we acquired a distributor.  On a local currency basis, net sales in Europe, the Middle East & Africa increased 10%.

Net sales in Asia/Pacific increased 13%, or $113.5 million, to $983.2 million.  The growth in this region reflected higher net sales of approximately $86 million in Korea, China, Hong Kong and Australia.  These markets benefited from an improved economy across the region while China’s growth in net sales primarily reflected our continuing strategic expansion in this country.  We also experienced modest sales growth in Japan, our largest market in this region.  Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 11%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales decreased to 25.2% as compared with 26.1% in the prior year.  Cost of sales as a percentage of net sales reflected a favorable change in the mix of our business of approximately 40 basis points, a decrease in the level and timing of promotional activities of approximately 20 basis points, the effect of exchange rate translation of approximately 20 basis points and a decrease in obsolescence charges of approximately 10 basis points.  Certain of these items reflect savings achieved during the current period from our cost savings initiative, which commenced during fiscal 2006.

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

Operating Expenses

Operating expenses improved to 64.1% of net sales as compared with 64.3% of net sales in the prior year.  During the prior year, we recorded a $92.1 million charge to operating expenses related to the implementation of our cost savings initiative that negatively impacted our operating expense margin by approximately 140 basis points.  Partially offsetting this improvement was an increase of approximately 50 basis points in selling, general and administrative expenses reflecting higher demonstration, field selling and training costs in support of our business.  In fiscal 2007, our operating expense margin was negatively impacted by approximately 40 basis points resulting from expenses related to our pharmacy channel for organizational costs, costs to streamline the distribution of goods, and the impairment of goodwill and other intangible assets.  An increase in costs incurred related to the implementation of our Strategic Modernization Initiative and higher stock-based compensation expenses lowered our operating expense margin by approximately 20 additional basis points, combined.  Overall operating expenses reflected savings achieved during the current period from our cost savings initiative, which commenced during fiscal 2006.

Changes in advertising, merchandising and sampling spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

Operating Results

Due to the growth in net sales and the decreases in our cost of sales and operating expense margins as previously discussed, operating income increased 21%, or $130.3 million, to $749.9 million as compared with the prior year.  Operating margins were 10.7% of net sales as compared with 9.6% in the prior year, which was negatively impacted by 1.4% of net sales as a result of the special charge related to our cost savings initiative.

The following discussions of Operating Results by Product Categories and Geographic Regions exclude the impact of special charges related to our cost savings initiative of $1.1 million and $92.1 million for the fiscal years ended June 30, 2007 and 2006, respectively.  We believe the following analysis of operating results better reflects the manner in which we conduct and view our business.  See Note 17 of Notes to Consolidated Financial Statements - Segment Data and Related Information.

Product Categories

Fragrance operating results increased over 100%, or $20.4 million, to $28.1 million, as profits from higher international net sales and lower spending at certain of our core brands in the United States more than offset spending behind new and developing brands.  Hair care operating results grew 60%, or $16.0 million, to $42.5 million as the increase in net sales outpaced increased spending in support of new distribution points and product launches.  Operating results increased 3%, or $9.9 million, to $339.3 million in makeup, primarily as a result of higher net sales and profits from our makeup artist brands, which more than offset challenges among certain core brands.  Skin care operating results decreased 1%, or $4.9 million, to $341.5 million.  The results in this product category were negatively impacted in fiscal 2007 by charges related to our pharmacy channel.  We recorded approximately $30 million for organizational costs, costs to streamline the distribution of goods, and the impairment of goodwill and other intangible assets.  In addition, improvements in international skin care results were partially offset by challenges in certain core brands in the United States.

Geographic Regions

Operating income in the Americas decreased 2%, or $7.7 million, to $336.4 million, reflecting spending behind strategic initiatives at our core brands, retailer consolidation and costs to develop new brands in the United States.  Operating income growth from our makeup artist brands, hair care business and our internet distribution partially offset these results.

In Europe, the Middle East & Africa, operating income increased 8%, or $23.9 million, to $321.4 million primarily due to higher results of approximately $49 million from our travel retail business, the United Kingdom, Russia and Germany.  Lower results from France partially offset these improvements by approximately $10 million.  The current year operating results in France reflected the rebalancing of inventory levels at certain retailers as well as strategic investment spending behind the field sales force.  During the current year, the region was negatively impacted by the charges discussed above related to our pharmacy channel, partially offset by modest combined operating income growth from the remaining affiliates in this region.

In Asia/Pacific, operating income increased 33%, or $23.1 million, to $93.2 million.  This increase reflected improved results of approximately $23 million in Hong Kong, China, Australia and Korea.

Interest Expense, Net

Net interest expense was $38.9 million as compared with $23.8 million in the prior year.  This change primarily resulted from higher average debt balances, primarily associated with the funding of our accelerated share repurchase program, and higher average interest rates.  Also contributing to the increase was reduced interest income generated from lower average investment balances internationally, partially offset by higher average investment rates.  These increases were partially offset by the capitalization of interest expense on internally developed software in connection with the upgrade of our information systems.

Provision for Income Taxes

The provision for income taxes represents Federal, foreign, state and local income taxes.  The effective rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses.  Our effective tax rate will change from quarter to quarter based on non-recurring and recurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, state and local taxes, tax audit settlements and the interaction of various global tax strategies.  The effective rate for income taxes for the year ended June 30, 2007 was 35.9% as compared with 43.6% in the prior year.  The decrease in the effective income tax rate was primarily attributable to the prior year effect of the IRS tax settlement of approximately 770 basis points.

Discontinued Operations

On September 30, 2005, we committed to a plan to sell and on April 10, 2006, we completed the sale of certain assets and operations of our reporting unit that marketed and sold Stila brand products.  For the fiscal year ended June 30, 2007, $0.5 million, net of tax, of operating income was reflected as discontinued operations, reflecting the conclusion of transitional distribution services provided to the purchaser.  The prior year charge of $80.3 million, net of tax, reflected the then-anticipated loss on the sale of the business of $69.9 million, net of tax, and the operating loss of $10.4 million, net of tax.

Net Earnings

Net earnings as compared with the prior fiscal year increased $205.0 million to $449.2 million and diluted net earnings per common share improved 93% from $1.12 to $2.16.  Net earnings from continuing operations as compared with the prior fiscal year increased by $124.2 million, or 38%, to $448.7 million and diluted net earnings per common share from continuing operations increased 45% from $1.49 to $2.16.

Fiscal 2006 as Compared with Fiscal 2005

Net Sales

Net sales increased 3%, or $183.8 million, to $6,463.8 million due to growth in our makeup, skin care and hair care product categories, which was partially offset by lower sales in our fragrance product category.  The net increase reflected sales growth in all geographic regions.  Excluding the impact of foreign currency translation, net sales increased 4%.

Product Categories

Skin Care

Net sales of skin care products increased 2%, or $48.7 million, to $2,400.8 million primarily due to new product launches.  The fiscal 2006 launches of Resilience Lift Extreme Ultra Firming Cremes and Re-Nutriv Ultimate Lifting Serum by Estée Lauder, and Turnaround Concentrate Visible Skin Renewer and Turnaround 15-Minute Facial by Clinique generated incremental sales of approximately $123 million, combined.  Perfectionist [CP+] by Estée Lauder and products in Clinique’s 3-Step Skin Care System, bolstered by the introduction of Liquid Facial Soap, contributed approximately $78 million to the increase.  These improvements were offset by approximately $157 million of decreases in sales of existing products in certain of our core brands as well as declines in our BeautyBank brands, which completed their initial rollout during fiscal 2005.  Excluding the impact of foreign currency translation, skin care net sales increased 3%.

Makeup

Makeup net sales increased 6%, or $137.4 million, to $2,504.2 million reflecting growth from our makeup artist brands of approximately $179 million.  This growth was partially offset by approximately $72 million of lower sales from certain existing products, reflecting challenges experienced by certain of our core brands, and declines in our BeautyBank brands, which completed their initial rollout during fiscal 2005.  Excluding the impact of foreign currency translation, makeup net sales increased 7%.

Fragrance

Net sales of fragrance products decreased 4%, or $47.3 million, to $1,213.3 million as we continued to be challenged in this product category, particularly in the Americas region.  Estée Lauder Beyond Paradise and various fragrances from Clinique and Tommy Hilfiger generated approximately $106 million of lower sales.  Also contributing to the decrease were lower sales of approximately $28 million of True Star by Tommy Hilfiger and Lauder Beyond Paradise Men by Estée Lauder as we anniversaried the initial shipments of those products in fiscal 2005.  These decreases were partially offset by the fiscal 2006 launches of True Star Men by Tommy Hilfiger and Unforgivable by Sean John, which collectively contributed approximately $49 million to the category, and higher sales of approximately $47 million of DKNY Be Delicious and Estée Lauder pleasures.  Excluding the impact of foreign currency translation, fragrance net sales decreased 2%.

Hair Care

Hair care net sales increased 16%, or $44.8 million, to $318.7 million, primarily due to sales growth from Bumble and bumble and Aveda products.  Bumble and bumble sales benefited from sales growth due to new points of distribution, increases in sales of core products and the launches of Shine and Powder products.  Aveda net sales increases benefited from the fiscal 2006 launch of Damage Remedy hair care products, strong demand for color products and from the acquisition of a distributor.  Excluding the impact of foreign currency translation, hair care net sales increased 17%.

Geographic Regions

Net sales in the Americas increased 3%, or $95.3 million, to $3,446.4 million.  The increase was led by growth in the United States of approximately $190 million from our makeup artist and hair care brands, our internet distribution, and the introduction of the Unforgivable fragrance by Sean John.  Partially offsetting this growth was approximately $122 million related to weaknesses in certain of our core brands as a result of challenges from competitive pressures and business disruptions at certain key retailers, and lower sales from our BeautyBank brands, which completed their initial rollout during fiscal 2005.  Net sales growth in Canada, Latin America and Mexico contributed an additional $48 million to the increase.

In Europe, the Middle East & Africa, net sales increased 2%, or $38.6 million, to $2,147.7 million, reflecting higher net sales of approximately $64 million from our travel retail and distributor businesses, Russia and the United Kingdom, with all benefiting from the success of the DKNY Be Delicious franchise and the sale of M•A•C products.  These increases were partially offset by decreases of approximately $26 million in Spain and Italy.  Spain’s net sales were adversely affected by changes to our distribution policy and a difficult retail environment.  Net sales in Italy were negatively impacted by changes to our distribution policy and, to a lesser extent, the balancing of inventory levels at its retailers.  On a local currency basis, net sales in Europe, the Middle East & Africa increased 5%.

Net sales in Asia/Pacific increased 6%, or $49.9 million, to $869.7 million.  Strategic growth in China combined with positive results in Korea and Hong Kong, contributed approximately $57 million to sales growth in this region.  These increases were partially offset by decreases in Japan and Australia of approximately $18 million.  Japan’s results were negatively impacted due to the strengthening of the U.S. dollar against the Japanese yen.  The decrease in Australia reflected slower sell-through in a difficult retail environment, particularly in the fragrance category, as well as the balancing of inventory levels at a major retailer.  On a local currency basis, net sales in Asia/Pacific increased 7%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

Cost of Sales

Cost of sales as a percentage of total net sales increased to 26.1% as compared with 25.5% in fiscal 2005.  This change reflected an increase in obsolescence charges of approximately 40 basis points, the net change in the mix of our business within our geographic regions and product categories of approximately 20 basis points, a charge related to unutilized tooling of approximately 10 basis points and 20 basis points related to commodity material prices.  Partially offsetting these increases were favorable changes in promotional activities of approximately 30 basis points.  The higher price of oil resulted in price increases in certain oil-based chemicals, which had a slight adverse effect on our cost of sales margin.

Since certain promotional activities are a component of net sales or cost of sales and the timing and level of promotions vary with our promotional calendar, we have experienced fluctuations in the cost of sales percentage.

Operating Expenses

Operating expenses increased to 64.3% of net sales as compared with 62.9% of net sales in fiscal 2005.  The fiscal 2006 operating expense margin was negatively impacted by charges related to the implementation of our cost savings initiative of approximately $92.1 million or approximately 140 basis points, costs related to stock-based compensation as a result of the fiscal 2006 adoption of SFAS No. 123(R) of approximately 60 basis points, and the estimated impact of both the merger of Federated Department Stores, Inc. and The May Department Stores Company and the hurricanes that affected the southern United States of approximately 40 basis points.  Partially offsetting these incremental costs were operating expense margin improvements of approximately 90 basis points primarily resulting from net sales growth in brands and channels with lower advertising, merchandising and sampling cost structures as well as an overall reduction in this type of spending.  Overall operating expenses reflected savings achieved during fiscal 2006 from our cost savings initiative.

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

The following table summarizes the costs and expected savings associated with our cost savings initiative, which impacted, and will continue to impact, our operating expenses and cost of sales:

	Fiscal 2006 expense	Fiscal 2006 payments	Accrued at June 30, 2006	Fiscal 2006 savings
	(In millions)

Employee separation expenses	$75.9	$20.7	$55.2	$17.5
Facility closures and product/distribution rationalization	12.5	—	12.5	11.7
Advertising and promotional effectiveness	3.7	2.5	1.2	9.8
	$92.1	$23.2	$68.9	$39.0

Operating Results

Operating income decreased 15%, or $107.2 million, to $619.6 million.  Operating margin was 9.6% of net sales in fiscal 2006 as compared with 11.6% in fiscal 2005.  These results were negatively impacted by the effects of special charges related to our cost savings initiative of $92.1 million, or 1.4% of net sales.  In addition to the special charges, net sales growth was more than offset by the increases in our cost of sales and operating expense margins as previously discussed.

The following discussions of Operating Results by Product Categories and Geographic Regions exclude the impact of special charges related to the implementation of our cost savings initiative.  We believe the following analysis of operating results better reflects the manner in which we conduct and view our business.

Product Categories

Operating income declined 79%, or $28.1 million, to $7.7 million in the fragrance product category reflecting lower sales and, to a lesser extent, expenses incurred related to development of new products and brands, partially offset by a shift in spending in certain of our core brands to other product categories.  Skin care operating income decreased 5%, or $19.4 million, to $346.4 million primarily reflecting lower than anticipated net sales in certain of our core brands.  Operating income increased 9%, or $28.3 million, to $329.4 million in the makeup product category primarily reflecting sales growth from our makeup artist brands, partially offset by declines in certain of our core brands.  Hair care operating income increased 16%, or $3.7 million, to $26.5 million reflecting worldwide sales growth.  In fiscal 2006, the merger of Federated Department Stores, Inc. and The May Department Stores Company had a negative impact on the operating results of our skin care, makeup and fragrance product categories, while incremental operating expenses associated with new accounting rules for stock-based compensation negatively impacted all of our product categories.

Geographic Regions

Operating income in the Americas decreased 6%, or $22.1 million, to $344.1 million, primarily reflecting challenges experienced by certain of our core brands, due in part to competitive pressures and retailer consolidations, and incremental operating expenses of approximately $33 million associated with new accounting rules for stock-based compensation.  The ongoing success of our makeup artist and hair care brands and our internet distribution partially offset these challenges.

In Europe, the Middle East & Africa, operating income decreased 3%, or $7.8 million, to $297.5 million.  This decrease was primarily due to lower results in Spain, Benelux (Belgium, the Netherlands and Luxembourg) and Italy of approximately $20 million, collectively.  These decreases were partially offset by improvements of approximately $12 million in France, our travel retail business and Central Europe (Hungary, Poland and Czech Republic).

In Asia/Pacific, operating income increased 27%, or $14.8 million, to $70.1 million.  This increase reflects improved results of approximately $16 million in Korea, Japan and China, partially offset by lower results in Taiwan and Thailand of approximately $4 million, collectively.  As China is an emerging market for us, we have invested, and plan to continue to invest, in new brand expansion and business opportunities there.

Interest Expense, Net

Net interest expense was $23.8 million as compared with $13.9 million in fiscal 2005.  The increase in net interest expense was primarily due to higher average interest rates and, to a lesser extent, higher average debt balances due to outstanding commercial paper during the year.  The increased expense was partially offset by increased interest income related to higher investment interest rates.

Provision for Income Taxes

The provision for income taxes represents Federal, foreign, state and local income taxes.  The effective rate for income taxes for fiscal 2006 was 43.6% as compared with 41.2% in fiscal 2005.  The effective rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses.  The Company’s effective tax rate will change from year to year based on non-recurring and recurring factors including, but not limited to, the geographic mix of earnings, enacted tax legislation, state and local taxes, tax audit findings and settlements and the interaction of various global tax strategies.

On July 13, 2006, we announced a settlement with the Internal Revenue Service (“IRS”) regarding its examination of our consolidated Federal income tax returns for the fiscal years ended June 30, 1998 through June 30, 2001.  The settlement resolves previously disclosed issues raised during the IRS’s examination, including transfer pricing and foreign tax credit computations.  The settlement of these issues resulted in a tax charge of approximately $46 million in the fourth quarter of fiscal 2006 and represents the aggregate earnings impact of the settlement through fiscal 2006.  In addition, during the fourth quarter of fiscal 2006, we completed the repatriation of foreign earnings through intercompany dividends as required under the provisions of the American Jobs Creation Act of 2004 (the “AJCA”).  In connection with the repatriation, we updated the computation of the related aggregate tax impact, resulting in a favorable adjustment of approximately $11 million.  The tax settlement, coupled with the AJCA favorable tax adjustment, resulted in a net increase to our fiscal 2006 income tax provision of approximately $35 million.

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

Discontinued Operations

On April 10, 2006 (the “Effective Date”), we completed the sale of certain assets and operations of the reporting unit that marketed and sold Stila brand products to Stila Corp. (the “Purchaser”), an affiliate of Sun Capital Partners, Inc., for consideration of $23.0 million.  The sale price included cash of $9.3 million, a promissory note with a notional value of $13.3 million and a fair value of $11.0 million and convertible preferred stock with an aggregate liquidation preference of $5.0 million and a fair value of $2.7 million.  As additional consideration for the purchased assets, and subject to the terms and conditions of the sale agreement, the Purchaser will pay us an amount equal to two percent of the annual net sales of the acquired business during the period commencing on the Effective Date and ending August 20, 2019.  We will use these proceeds to satisfy our commitment under the 1999 agreement pursuant to which we originally purchased the Stila business.  The Purchaser immediately assumed responsibility for all decisions regarding the operations of the Stila business and we agreed to divest ourselves of continuing involvement in the Stila business, except as described below.

In fiscal 2006, we recorded charges of $80.3 million (net of $43.3 million tax benefit) to discontinued operations, which reflected the loss on the disposition of the business of $69.9 million, net of tax, and adjustments to the fair value of assets sold, the costs to dispose of those assets not acquired by the Purchaser and other costs in connection with the sale.  The charges also included the operating losses of $10.4 million, net of tax, for the fiscal year ended June 30, 2006.  Net sales associated with the discontinued operations were $45.1 million for the fiscal year ended June 30, 2006.  All statements of earnings information for previous years has been restated for comparative purposes, including the restatement of the makeup product category and each of the geographic regions presented in Note 17 of Notes to Consolidated Financial Statements - Segment Data and Related Information.

In order to facilitate the transition of the Stila business to the Purchaser, we agreed to provide certain information systems, accounting and other back office services to the Purchaser in exchange for monthly service fees designed to recover the estimated costs of providing these transition services.  We also agreed with the Purchaser to provide certain distribution and online services.  In both cases, the services concluded in fiscal 2007.  In addition, we agreed to manufacture and sell to the Purchaser a limited range of products for a period of up to four months following the Effective Date and, in the case of one product, of up to two years.

Net Earnings

Net earnings as compared with fiscal 2005 declined $161.9 million or 40% to $244.2 million and diluted net earnings per common share decreased 37% from $1.78 to $1.12.  Net earnings from continuing operations as compared with fiscal 2005 decreased by $85.4 million, or 21%, to $324.5 million and diluted net earnings per common share from continuing operations decreased 17% from $1.80 to $1.49.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds historically have been cash flows from operations and borrowings under commercial paper, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad.  At June 30, 2007, we had cash and cash equivalents of $253.7 million compared with $368.6 million at June 30, 2006.

At June 30, 2007, our outstanding borrowings were as follows:

	Long-term Debt	Short-term Debt	Total Debt
	(In millions)

6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (1)	$296.2	$—	$296.2
5.55% Senior Notes, due May 15, 2017 (“2017 Senior Notes”) (2)	290.9	—	290.9
6.00% Senior Notes, due January 15, 2012 (“2012 Senior Notes”) (3)	239.7	—	239.7
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”) (4)	197.4	—	197.4
Commercial paper maturing through July 2007 (5.40% average interest rate)	—	26.5	26.5
12.3 million Turkish lira overdraft borrowing facility	—	9.4	9.4
Other borrowings	3.9	24.5	28.4
	$1,028.1	$60.4	$1,088.5

(1)         Consists of $300.0 million principal and unamortized debt discount of $3.8 million.

(2)         Consists of $300.0 million principal, unamortized debt discount of $0.5 million and an $8.6 million adjustment to reflect the fair value of outstanding interest rate swaps.

(3)         Consists of $250.0 million principal, unamortized debt discount of $0.5 million and a $9.8 million adjustment to reflect the remaining termination value of an interest rate swap that is being amortized to interest expense over the life of the debt.

(4)         Consists of $200.0 million principal and unamortized debt discount of $2.6 million.

We have a $750.0 million commercial paper program under which we may issue commercial paper in the United States.  Our commercial paper is currently rated A-1 by Standard & Poor’s and P-1 by Moody’s.  Our long-term credit ratings are A with a stable outlook by Standard & Poor’s and A2 with a stable outlook by Moody’s.  At June 30, 2007, we had $26.5 million of commercial paper outstanding, which we may refinance on a periodic basis as it matures at then-prevailing market interest rates.  We also have $178.9 million in additional uncommitted credit facilities, of which $28.9 million was used as of June 30, 2007.

Effective April 2007, we entered into a $750.0 million senior unsecured revolving credit facility, expiring on April 26, 2012, primarily to provide credit support for our commercial paper program, to repurchase shares of our common stock and for general corporate purposes.  The new facility replaced our prior, undrawn $600.0 million senior unsecured revolving credit facility, which had been effective since May 27, 2005.  Up to the equivalent of $250 million of the current facility is available for multi-currency loans.  The interest rate on borrowings under the credit facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or ½% plus the Federal funds rate.  We incurred costs of approximately $0.3 million to establish the facility which will be amortized over the term of the facility.  The credit facility has an annual fee of $0.4 million, payable quarterly, based on our current credit ratings.  As of June 30, 2007, we were in compliance with all related financial and other restrictive covenants, including limitations on indebtedness and liens.

In May 2007, we issued and sold the 2017 Senior Notes and the 2037 Senior Notes in a public offering.  The 2017 Senior Notes were priced at 99.845% with a yield of 5.570% and the 2037 Senior Notes were priced at 98.722% with a yield of 6.093%.  Interest payments on both notes are required to be made semi-annually on May 15 and November 15, commencing November 15, 2007.  We used the net proceeds of this offering to repay long-term commercial paper, which was used to fund our accelerated stock repurchase program, and to pay transaction fees and expenses related to this offering.

We have a fixed rate promissory note agreement with a financial institution pursuant to which we may borrow up to $150.0 million in the form of loan participation notes through one of our subsidiaries in Europe.  The interest rate on borrowings under this agreement is at an all-in fixed rate determined by the lender and agreed to by us at the date of each borrowing.  At June 30, 2007, no borrowings were outstanding under this agreement.  Debt issuance costs incurred related to this agreement were de minimis.

We have an overdraft borrowing agreement with a financial institution pursuant to which our subsidiary in Turkey may be credited to satisfy outstanding negative daily balances arising from its business operations.  The total balance outstanding at any time shall not exceed 20.0 million Turkish lira.  The interest rate applicable to each such credit shall be 40 basis points per annum above the spot rate charged by the lender or the lender’s floating call rate agreed to by us at each borrowing.  There were no debt issuance costs incurred related to this agreement.  The outstanding balance at June 30, 2007 ($9.4 million at the exchange rate at June 30, 2007) is classified as short-term debt in our consolidated balance sheet.

We have a 3.0 billion yen revolving credit facility that expires on March 24, 2009.  The interest rate on borrowings under the credit facility is based on TIBOR (Tokyo Interbank Offered Rate) and a 10 basis point facility fee is incurred on the undrawn balance.  At June 30, 2007, no borrowings were outstanding under this facility.

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

Total debt as a percent of total capitalization was 48% at June 30, 2007 and 24% at June 30, 2006.

The effects of inflation have not been significant to our overall operating results in recent years.  Generally, we have been able to introduce new products at higher selling prices or increase selling prices sufficiently to offset cost increases, which have been moderate.

Based on past performance and current expectations, we believe that cash on hand, cash generated from operations, available credit lines and access to credit markets will be adequate to support currently planned business operations, information systems enhancements, capital expenditures, stock repurchases, commitments and other contractual obligations on both a near-term and long-term basis.

Cash Flows

Net cash provided by operating activities was $661.6 million, $709.8 million and $478.1 million in fiscal 2007, 2006 and 2005, respectively.  The net decrease in operating cash flows from fiscal 2006 to fiscal 2007 reflected higher domestic and international inventory levels primarily driven by growth in new and emerging international markets, increased regulatory requirements and the building of safety stock for the recent implementation of SAP as part of our Strategic Modernization Initiative at our Aveda manufacturing facility.  In addition, the decrease in operating cash flows reflected higher accounts receivable balances, primarily related to significant sales growth from our international operations.  Cash flows were also impacted by cash payments made during fiscal 2007 related to our fiscal 2006 cost savings initiative.  Partially offsetting the decrease was an improvement in net earnings from continuing operations.

The net increase in operating cash flows for fiscal 2006 as compared with fiscal 2005 primarily reflected favorable changes in certain working capital accounts, partially offset by a decrease in net earnings from continuing operations.  Net accounts receivable balances decreased primarily reflecting higher collections domestically during fiscal 2006.  Inventory levels remained constant at June 30, 2006 as compared to June 30, 2005 due to our efforts to better manage our inventory.  Increases in other accrued liabilities primarily reflected higher advertising, merchandising and sampling accruals compared to fiscal 2005, as well as significant deferred compensation and supplemental pension payments made to retired executives in fiscal 2005.  Additional increases in other accrued liabilities and other noncurrent liabilities reflected accrued employee separation benefits related to the Company’s fiscal 2006 cost savings initiative.

Net cash used for investing activities was $373.8 million, $303.2 million and $237.0 million in fiscal 2007, 2006 and 2005.  The increase in cash flows used for investing activities as compared with fiscal 2006 primarily reflected capital expenditures, which reflected our continuing company-wide initiative to upgrade our information systems, store improvements and counter construction.  Fiscal 2007 investing activities also reflected the purchase of the remaining equity interest in Bumble and Bumble Products, LLC and Bumble and Bumble, LLC, as well as the acquisition of businesses engaged in the wholesale distribution and retail sale of our products in the United States and other countries.  The increase in cash flows used for investing activities during fiscal 2006 primarily reflected the cash payment related to the Jo Malone Limited earn-out provision and, to a lesser extent, Aveda distributor acquisitions.  Capital expenditures also increased in fiscal 2006 primarily reflecting our continued company-wide initiative to upgrade our information systems, which was initiated in fiscal 2005.  Fiscal 2005 capital expenditures reflected those costs related to our information systems as well as the investment in leasehold improvements for our corporate offices.

Cash used for financing activities was $411.6 million, $594.6 million and $300.4 million in fiscal 2007, 2006 and 2005, respectively.  Net cash flows related to short-term and long-term borrowings increased approximately $722.1 million from the prior year.  An increase in proceeds from employee stock transactions of approximately $87 million also contributed to the improvement.  Partially offsetting these improvements were increases in treasury stock repurchases of approximately $604 million and an increase of approximately $18 million in dividends paid to stockholders.  During fiscal 2006, in addition to common stock repurchases and dividend payments, cash flows used for financing activities reflected the repayment of short-term commercial paper that was outstanding at June 30, 2005 and the October 2005 redemption of the remaining 2015 Preferred Stock.  These outflows were partially offset by short-term borrowings under our loan participation note program.  The 3.0 billion yen term loan outstanding at the end of fiscal 2005 was refinanced by borrowings under the new 3.0 billion yen revolving credit facility that we entered into in March 2006.  The net cash used for financing activities in fiscal 2005 primarily reflected common stock repurchases and dividend payments, partially offset by the issuance of short-term commercial paper to fund working capital needs and the receipt of proceeds from employee stock option transactions.

Dividends

On October 25, 2006, the Board of Directors declared an annual dividend of $.50 per share on our Class A and Class B Common Stock, of which an aggregate of $103.6 million was paid on December 27, 2006 to stockholders of record at the close of business on December 8, 2006.  The annual common stock dividend declared during fiscal 2006 was $.40 per share, of which an aggregate of $85.4 million was paid on December 28, 2005 to stockholders of record at the close of business on December 9, 2005.  Dividends on the 2015 Preferred Stock were $0.5 million for fiscal 2006 and were characterized as interest expense in the accompanying consolidated statement of earnings.  2015 Preferred Stock was redeemed in October 2005.

Pension Plan Funding and Expense

We maintain pension plans covering substantially all of our full-time employees for our U.S. operations and a majority of our international operations.  Several plans provide pension benefits based primarily on years of service and employees’ earnings.  In the United States, we maintain a trust-based, noncontributory qualified defined benefit pension plan (“U.S. Qualified Plan”).  Additionally, we have an unfunded, non-qualified domestic noncontributory pension plan to provide benefits in excess of statutory limitations.  Our international pension plans are comprised of defined benefit and defined contribution plans.

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

For fiscal 2007 and 2006, there was no minimum contribution to the U.S. Qualified Plan required by ERISA.  During the first quarter of fiscal 2007, the Pension Protection Act of 2006 was adopted into law in the United States.  Certain provisions of this law changed the calculation related to the maximum contribution amount deductible for income tax purposes.  As a result of these provisions, we made discretionary contributions totaling $20.0 million to the U.S. Qualified Plan during fiscal 2007.  We did not make any cash contributions pursuant to the plan during fiscal 2006.  During fiscal 2008, we expect to make cash contributions totaling $20.0 million to the U.S. Qualified Plan.

For fiscal 2007 and 2006, we made benefit payments under our non-qualified domestic noncontributory pension plan of $5.3 million and $7.4 million, respectively.  We expect to make benefit payments under this plan during fiscal 2008 of $11.7 million.  For fiscal 2007 and 2006, we made cash contributions to our international defined benefit pension plans of $24.0 million and $25.7 million, respectively.  We expect to make contributions under these plans during fiscal 2008 of $21.0 million.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)” (“SFAS No. 158”).  SFAS No. 158 requires employers to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans.  Previous standards required employers to disclose the complete funded status of its plans only in the notes to the financial statements.  Changes in the funded status of these plans will be recognized as they occur through other comprehensive income.  Additional minimum liability adjustments are no longer recognized upon adoption of SFAS No. 158.  As of June 30, 2007, we prospectively adopted the balance sheet recognition provisions of SFAS No. 158.  Additionally, SFAS No. 158 requires employers to measure plan assets and obligations at their year-end balance sheet date.  Our principal pension and post-retirement benefit plans are measured as of June 30; therefore, the measurement provisions of SFAS No. 158 did not affect our existing valuation practices.  The adoption of SFAS No. 158 did not impact the consolidated statements of earnings or our financial debt covenant.  As of June 30, 2007, we recognized other assets of $128.0 million, other accrued liabilities of $19.0 million and other noncurrent liabilities of $237.3 million on our consolidated balance sheet representing the funded status of our pension and post-retirement plans.

Prior to the adoption of SFAS No. 158, we recognized a liability on our balance sheet for each pension plan if the fair market value of the assets of that plan was less than the accumulated benefit obligation and, accordingly, a benefit or a charge was recorded in accumulated other comprehensive income in shareholders’ equity for the change in such liability.  During fiscal 2006, we recorded a benefit, net of deferred tax, of $29.9 million.

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

For additional contingencies, refer to “Item 3. Legal Proceedings.”

Contractual Obligations

The following table summarizes scheduled maturities of our contractual obligations for which cash flows are fixed and determinable as of June 30, 2007:

		Payments Due in Fiscal
	Total	2008	2009	2010	2011	2012	Thereafter
	(In millions)

Debt service (1)	$2,198.7	$122.4	$63.6	$62.6	$61.9	$304.4	$1,583.8
Operating lease commitments (2)	1,240.6	166.3	156.6	139.8	118.9	103.3	555.7
Unconditional purchase obligations (3)	1,553.0	1,046.1	132.5	99.9	63.9	36.9	173.7
Total contractual obligations	$4,992.3	$1,334.8	$352.7	$302.3	$244.7	$444.6	$2,313.2

(1)         Includes long-term and short-term debt and the related projected interest costs, and to a lesser extent, capital lease commitments.  Refer to Note 8 of Notes to Consolidated Financial Statements.

(2)         Refer to Note 14 of Notes to Consolidated Financial Statements.

(3)         Unconditional purchase obligations primarily include inventory commitments, estimated future earn-out payments, estimated royalty payments pursuant to license agreements, advertising commitments, capital improvement commitments, planned funding of pension and other post-retirement benefit obligations, commitments pursuant to executive compensation arrangements and obligations related to our cost savings initiative.  Future earn-out payments and future royalty and advertising commitments were estimated based on planned future sales for the term that was in effect at June 30, 2007, without consideration for potential renewal periods.

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

Foreign Exchange Risk Management

We enter into forward exchange contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with our identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on our costs and on the cash flows that we receive from foreign subsidiaries.  Almost all foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions rated as strong investment grade by a major rating agency.  We also may enter into foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The forward exchange contracts and foreign currency options entered into to hedge anticipated transactions have been designated as cash-flow hedges.  Hedge effectiveness of forward exchange contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology.  The ineffective portion of both forward exchange and foreign currency option contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses accumulated in other comprehensive income are reclassified to current-period earnings.  As of June 30, 2007, these cash-flow hedges were highly effective, in all material respects.

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

At June 30, 2007, we had foreign currency contracts in the form of forward exchange contracts in the amount of $862.0 million.  The foreign currencies included in forward exchange contracts (notional value stated in U.S. dollars) are principally the British pound ($148.1 million), Canadian dollar ($140.3 million), Euro ($124.1 million), Swiss franc ($113.1 million), Australian dollar ($79.3 million), Japanese yen ($42.6 million) and South Korean won ($33.6 million).  As of June 30, 2007, all of our previously outstanding option contracts have matured.

Interest Rate Risk Management

We enter into interest rate derivative contracts to manage the exposure to fluctuations of interest rates on our funded and unfunded indebtedness for periods consistent with the identified exposures.  All interest rate derivative contracts are with large financial institutions rated as strong investment grade by a major rating agency.

In April 2007, we terminated an interest rate swap agreement with a notional amount of $250.0 million to effectively convert fixed rate interest on the 2012 Senior Notes to variable interest rates based on six-month LIBOR.  This instrument, which was designated as a fair-value hedge and classified as a liability, had a termination fair value of $11.1 million at cash settlement, which included $0.9 million of accrued interest payable to the counterparty.  Hedge accounting treatment was discontinued prospectively and the offsetting adjustment to the carrying amount of the related debt will be amortized to interest expense over the remaining life of the debt.

In April 2007, in connection with the anticipated issuance of debt, we entered into a series of forward-starting interest rate swap agreements on a notional amount totaling $210.0 million at a weighted average all-in rate of 5.45%.  These forward-starting swap agreements, designated as cash-flow hedges, were used to hedge the exposure to a possible rise in interest rates prior to the May 2007 issuance of debt.  The agreements were settled upon the issuance of the 2037 Senior Notes and we recognized a loss in other comprehensive income of $0.9 million that will be amortized to interest expense over the 30-year life of the 2037 Senior Notes.

In April 2007, we entered into interest rate swap agreements with a notional amount totaling $250.0 million to effectively convert the fixed rate interest on our 2017 Senior Notes to variable interest rates based on six-month LIBOR.  The interest rate swaps were designated as fair-value hedges.  As of June 30, 2007, these fair-value hedges were highly effective, in all material respects.

Market Risk

We use a value-at-risk model to assess the market risk of our derivative financial instruments.  Value-at-risk represents the potential losses for an instrument or portfolio from adverse changes in market factors for a specified time period and confidence level.  We estimate value-at-risk across all of our derivative financial instruments using a model with historical volatilities and correlations calculated over the past 250-day period.  The measured value-at-risk, calculated as an average, for the twelve months ended June 30, 2007 related to our foreign exchange contracts and our interest rate contracts was $10.2 million and $7.5 million, respectively.  The model estimates were made assuming normal market conditions and a 95 percent confidence level.  We used a statistical simulation model that valued our derivative financial instruments against one thousand randomly generated market price paths.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the FASB issued FASB Interpretation Number (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a two-step evaluation process for tax positions taken, or expected to be taken, in a tax return.  The first step is recognition and the second is measurement.  For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position.  If the tax position meets the more-likely-than-not recognition threshold it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized.  If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.

Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized or, continue to be recognized, upon adoption of FIN 48.  The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  FIN 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted.  In May 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48, an amendment of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes” (“FSP No. FIN 48-1”).  FSP No. FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.

The provisions of FIN 48 became effective for us on July 1, 2007.  While we are continuing to evaluate the impact of the interpretation on the consolidated financial statements, we expect the cumulative effect of adoption to reduce opening retained earnings by approximately $10 million to $20 million with a corresponding increase to reserves for uncertain tax positions.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  SFAS No. 157 becomes effective for us in our fiscal year ending June 30, 2009.  We are currently evaluating the impact of the provisions of SFAS No. 157 on our consolidated financial statements.

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

FORWARD-LOOKING INFORMATION

We and our representatives from time to time make written or oral forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission, in our press releases and in our reports to stockholders.  The words and phrases “will likely result,” “expect,” “believe,” “planned,” “may,” “should,” “could,” “anticipate,” “estimate,” “project,” “intend,” “forecast” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements include, without limitation, our expectations regarding sales, earnings or other future financial performance and liquidity, product introductions, entry into new geographic regions, information systems initiatives, new methods of sale and future operations or operating results.  Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, actual results may differ materially from our expectations.  Factors that could cause actual results to differ from expectations include, without limitation:

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

(11) shipment delays, depletion of inventory and increased production costs resulting from disruptions of operations at any of the facilities that manufacture nearly all of our supply of a particular type of product (i.e., focus factories) or at our distribution or inventory centers, including disruptions that may be caused by the implementation of SAP as part of our Strategic Modernization Initiative;

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

(17) the timing and impact of acquisitions and divestitures, which depend on willing sellers and buyers, respectively; and

(18) additional factors as described in our filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2007 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

As part of our Strategic Modernization Initiative, we have implemented SAP at our Aveda operating unit in May 2007 and we anticipate the continued migration of our operations to this system at additional locations in fiscal 2008, with the majority of our locations being fully implemented through fiscal 2010.  Based on management’s evaluation, the necessary steps have been taken to monitor and maintain appropriate internal control over financial reporting during this period.

In connection with these changes, we have updated our internal control over financial reporting.  Except as noted in the previous sentences, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting and the report of independent registered public accounting firm on our management’s assessment of internal control over financial reporting are incorporated herein from pages F-2 and F-3, respectively.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item, not already provided herein under “Item 1. Business – Executive Officers,” will be included in our Proxy Statement for the 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”).  The 2007 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2007 and such information is incorporated herein by reference.

Item 11.  Executive Compensation.

The information required by this Item 11 (Executive Compensation) of Form 10-K will be included in the 2007 Proxy Statement.  The 2007 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2007 and such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included in the 2007 Proxy Statement.  The 2007 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2007 and such information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in the 2007 Proxy Statement.  The 2007 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2007 and such information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item will be included in the 2007 Proxy Statement.  The 2007 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2007 and such information is incorporated herein by reference.

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

4.3	Global Note for the 6% Senior Notes due 2012 (filed as Exhibit 4.3 to our quarterly report on Form 10-Q for the quarter ended December 31, 2001) (SEC File No. 1-14064).*

4.4

Officers’ Certificate, dated September 29, 2003, defining certain terms of the 5.75% Senior Notes due 2033 (filed as Exhibit 4.2 to our current report on Form 8-K dated September 29, 2003) (SEC File No. 1-14064).*

4.5	Global Note for 5.75% Senior Notes due 2033 (filed as Exhibit 4.3 to our current report on Form 8-K dated September 29, 2003) (SEC File No. 1-14064).*

4.6	Officers’ Certificate, dated May 1, 2007, defining certain terms of the 5.550% Senior Notes due 2017 (filed as Exhibit 4.1 to our current report on Form 8-K dated May 1, 2007) (SEC File No. 1-14064).*

4.7	Global Note for 5.550% Senior Notes due 2017 (filed as Exhibit 4.3 to our current report on Form 8-K dated May 1, 2007) (SEC File No. 1-14064).*

4.8	Officers’ Certificate, dated May 1, 2007, defining certain terms of the 6.000% Senior Notes due 2037 (filed as Exhibit 4.2 to our current report on Form 8-K dated May 1, 2007) (SEC File No. 1-14064).*

4.9	Global Note for 6.000% Senior Notes due 2037 (filed as Exhibit 4.4 to our current report on Form 8-K dated May 1, 2007) (SEC File No. 1-14064).*

10.1	Stockholders’ Agreement, dated November 22, 1995 (filed as Exhibit 10.1 to our Annual Report on Form 10-K for the year ended June 30, 2003) (SEC File No. 1-14064).*

10.1a	Amendment No. 1 to Stockholders’ Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1996) (SEC File No. 1-14064).*

10.1b	Amendment No. 2 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1996) (SEC File No. 1-14064).*

10.1c	Amendment No. 3 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997) (SEC File No. 1-14064).*

10.1d	Amendment No. 4 to Stockholders’ Agreement (filed as Exhibit 10.1d to our Annual Report on Form 10-K for the year ended June 30, 2000) (SEC File No. 1-14064).*

10.1e	Amendment No. 5 to Stockholders’ Agreement (filed as Exhibit 10.1e to our Annual Report on Form 10-K for the year ended June 30, 2002) (SEC File No. 1-14064).*

10.1f	Amendment No. 6 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004) (SEC File No. 1-14064).*

10.2	Registration Rights Agreement, dated November 22, 1995 (filed as Exhibit 10.2 to our Annual Report on Form 10-K for the year ended June 30, 2003) (SEC File No. 1-14064).*

10.2a	First Amendment to Registration Rights Agreement (filed as Exhibit 10.3 to our Annual Report on Form 10-K for the year ended June 30, 1996) (SEC File No. 1-14064).*

10.2b	Second Amendment to Registration Rights Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997) (SEC File No. 1-14064).*

10.2c	Third Amendment to Registration Rights Agreement (filed as Exhibit 10.2c to our Annual Report on Form 10-K for the year ended June 30, 2001) (SEC File No. 1-14064).*

10.2d	Fourth Amendment to Registration Rights Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2003) (SEC File No. 1-14064).*

10.3	Fiscal 1996 Share Incentive Plan (filed as Exhibit 10.3 to our Annual Report on Form 10-K for the year ended June 30, 2003) (SEC File No. 1-14064).* †

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

10.10	Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K dated June 28, 2007) (SEC File No. 1-14064).* †

10.11	Employment Agreement with Daniel J. Brestle (filed as Exhibit 10.2 to our Current Report on Form 8-K/A dated December 13, 2004; filed February 10, 2005) (SEC File No. 1-14064).* †

10.11a

Option Agreement, dated November 16, 1995, with Daniel J. Brestle (Schedule A to Mr. Brestle’s 1995 employment agreement) (filed as Exhibit 10.11b to our Annual Report on Form 10-K for the year ended June 30, 2003) (SEC File No. 1-14064).* †

10.12	Employment Agreement with Patrick Bousquet-Chavanne (filed as Exhibit 10.12 to our Annual Report on Form 10-K for the year ended June 30, 2005).* †

10.13	Employment Agreement with Philip A. Shearer (filed as Exhibit 10.2 to our Current Report on Form 8-K, dated September 21, 2004) (SEC File No. 1-14064).* †

10.14	Employment Agreement with Richard W. Kunes (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006) (SEC file No. 1-14064).* †

10.15	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (filed as Exhibit 10.14 to our Annual Report on Form 10-K for the year ended June 30, 2001) (SEC File No. 1-14064).* †

10.16	Form of Deferred Compensation Agreement (stock-based) with Outside Directors (filed as Exhibit 10.15 to our Annual Report on Form 10-K for the year ended June 30, 2001) (SEC File No. 1-14064).* †

10.17	Non-Employee Director Share Incentive Plan (filed as Exhibit 4(d) to our Registration Statement on Form S-8 (No. 333-49606) filed on November 9, 2000).* †

10.17a	Amendment to Non-Employee Director Share Incentive Plan (filed as Exhibit 10.16a to our Annual Report on Form 10-K for the year ended June 30, 2005).* †

10.17b

Form of Stock Option Agreement for Annual Stock Option Grants under Non-Employee Director Share Incentive Plan (filed as Exhibit 10.16a to our Annual Report on Form 10-K for the year ended June 30, 2004) (SEC File No. 1-14064).* †

10.17c

Form of Stock Option Agreement for Elective Stock Option Grants under Non-Employee Director Share Incentive Plan (filed as Exhibit 10.16b to our Annual Report on Form 10-K for the year ended June 30, 2004) (SEC File No. 1-14064).* †

10.18	Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K dated November 10, 2005) (SEC File No. 1-14064).* †

10.18a	Form of Stock Option Agreement under Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q dated May 4, 2006) (SEC File No. 1-14064).* †

10.18b

Form of Performance Share Unit Award Agreement Under The Estee Lauder Companies Inc. Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 26, 2005) (SEC File No. 1-14064).* †

10.18c

Form of Restricted Stock Unit Agreement Under The Estee Lauder Companies Inc. Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated September 26, 2005). * †

10.18d

Form of Performance Share Unit Award Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 25, 2006) (SEC File No. 1-14064).*†

10.18e

Form of Restricted Stock Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 25, 2006) (SEC File No. 1-14064).*†

10.18f

Form of Restricted Stock Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 25, 2006) (SEC File No. 1-14064).*†

10.19	Summary of Compensation For Non-Employee Directors of the Company (filed as Exhibit 10.1 to our Current Report on Form 8-K dated May 17, 2005) (SEC File No. 1-14064).* †

10.20

Overnight Share Repurchase Agreement, dated March 6, 2007, between The Estée Lauder Companies Inc. and Bank of America, N.A. (filed as Exhibit 10.2 to our Registration Statement on Form S-3 (No. 333-142342) on April 25, 2007) (SEC File No. 1-14064).*

10.21

$750 Million Credit Agreement, dated April 26, 2007, by and among The Estée Lauder Companies Inc., Estee Lauder Inc., the Eligible Subsidiaries, as defined therein, the lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent (“JPMCB”), Bank of America N.A. and Citibank, N.A., as syndication agents, Bank of Tokyo-Mitsubishi Trust Company and BNP Paribas, as documentation agents and Citigroup Global Markets Inc. and JPMCB, as joint bookrunners and joint lead arrangers (filed as Exhibit 10.1 to our current report on Form 8-K dated April 26, 2007) (SEC File No. 1-14064).*

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
Date: August 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title (s)	Date

WILLIAM P. LAUDER*	President, Chief Executive Officer	August 27, 2007
William P. Lauder	and a Director
(Principal Executive Officer)

LEONARD A. LAUDER*	Chairman of the Board of	August 27, 2007
Leonard A. Lauder	Directors

CHARLENE BARSHEFSKY*	Director	August 27, 2007
Charlene Barshefsky

ROSE MARIE BRAVO*	Director	August 27, 2007
Rose Marie Bravo

PAUL J. FRIBOURG*	Director	August 27, 2007
Paul J. Fribourg

MELLODY HOBSON*	Director	August 27, 2007
Mellody Hobson

IRVINE O. HOCKADAY, JR.*	Director	August 27, 2007
Irvine O. Hockaday, Jr.

AERIN LAUDER*	Director	August 27, 2007
Aerin Lauder

RONALD S. LAUDER*	Director	August 27, 2007
Ronald S. Lauder

RICHARD D. PARSONS*	Director	August 27, 2007
Richard D. Parsons

LYNN FORESTER DE ROTHSCHILD*	Director	August 27, 2007
Lynn Forester De Rothschild

BARRY S. STERNLICHT*	Director	August 27, 2007
Barry S. Sternlicht

/s/ RICHARD W. KUNES	Executive Vice President and	August 27, 2007
Richard W. Kunes	Chief Financial Officer
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

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, the Company’s management has concluded that, as of June 30, 2007, the Company’s internal control over financial reporting was effective.

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

August 27, 2007

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders
The Estée Lauder Companies Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that The Estée Lauder Companies Inc. maintained effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Estée Lauder Companies Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that The Estée Lauder Companies Inc. maintained effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also, in our opinion, The Estée Lauder Companies Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Estée Lauder Companies Inc. and subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2007, and our report dated August 27, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York
August 27, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Estée Lauder Companies Inc.:

We have audited the accompanying consolidated balance sheets of The Estée Lauder Companies Inc. and subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2007.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed on the index on page F-1.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Estée Lauder Companies Inc. and subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in the notes to the consolidated financial statements, effective July 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment.”  Also as discussed in the notes to the consolidated financial statements, effective July 1, 2006, the Company changed their method for quantifying errors based on SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,”  and effective June 30, 2007, the Company adopted Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132(R).”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Estée Lauder Companies Inc.’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 27, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

New York, New York
August 27, 2007

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended June 30
	2007	2006	2005
	(In millions, except per share data)

Net Sales	$7,037.5	$6,463.8	$6,280.0
Cost of sales	1,774.8	1,686.6	1,602.8

Gross Profit	5,262.7	4,777.2	4,677.2

Operating expenses:
Selling, general and administrative	4,511.7	4,065.5	3,950.4
Special charges related to cost savings initiative	1.1	92.1	—
	4,512.8	4,157.6	3,950.4

Operating Income	749.9	619.6	726.8

Interest expense, net	38.9	23.8	13.9
Earnings before Income Taxes, Minority Interest and Discontinued Operations	711.0	595.8	712.9

Provision for income taxes	255.2	259.7	293.7
Minority interest, net of tax	(7.1)	(11.6)	(9.3)
Net Earnings from Continuing Operations	448.7	324.5	409.9

Discontinued operations, net of tax	0.5	(80.3)	(3.8)
Net Earnings	$449.2	$244.2	$406.1

Basic net earnings per common share:
Net earnings from continuing operations	$2.20	$1.51	$1.82
Discontinued operations, net of tax	.00	(.37)	(.02)
Net earnings	$2.20	$1.14	$1.80

Diluted net earnings per common share:
Net earnings from continuing operations	$2.16	$1.49	$1.80
Discontinued operations, net of tax	.00	(.37)	(.02)
Net earnings	$2.16	$1.12	$1.78

Weighted average common shares outstanding:
Basic	204.3	215.0	225.3
Diluted	207.8	217.4	228.6

Cash dividends declared per share	$.50	$.40	$.40

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED BALANCE SHEETS

	June 30
	2007	2006
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$253.7	$368.6
Accounts receivable, net	860.5	771.2
Inventory and promotional merchandise, net	855.8	766.3
Prepaid expenses and other current assets	269.4	270.8
Total current assets	2,239.4	2,176.9

Property, Plant and Equipment, net	880.8	758.0

Other Assets
Investments, at cost or market value	22.2	13.4
Goodwill	651.3	635.8
Other intangible assets, net	113.4	77.0
Other assets, net	218.6	123.0
Total other assets	1,005.5	849.2
Total assets	$4,125.7	$3,784.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$60.4	$89.7
Accounts payable	314.7	264.5
Accrued income taxes	161.7	135.5
Other accrued liabilities	963.9	948.5
Total current liabilities	1,500.7	1,438.2

Noncurrent Liabilities
Long-term debt	1,028.1	431.8
Other noncurrent liabilities	376.6	266.4
Total noncurrent liabilities	1,404.7	698.2

Commitments and Contingencies (Note 14)

Minority Interest	21.3	25.4

Stockholders’ Equity
Common stock, $.01 par value; 650,000,000 shares Class A authorized; shares issued: 173,365,104 at June 30, 2007 and 164,837,563 at June 30, 2006; 240,000,000 shares Class B authorized; shares issued and outstanding: 81,804,761 at June 30, 2007 and 85,305,915 at June 30, 2006	2.6	2.5
Paid-in capital	801.7	581.0
Retained earnings	2,731.5	2,361.9
Accumulated other comprehensive income	54.7	64.7
	3,590.5	3,010.1
Less: Treasury stock, at cost; 60,841,674 Class A shares at June 30, 2007 and 38,382,458 Class A shares at June 30, 2006	(2,391.5)	(1,387.8)
Total stockholders’ equity	1,199.0	1,622.3
Total liabilities and stockholders’ equity	$4,125.7	$3,784.1

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

	Year Ended June 30
	2007	2006	2005
	(In millions)

STOCKHOLDERS’ EQUITY
Common stock, beginning of year	$2.5	$2.5	$2.4
Stock-based compensation programs	0.1	—	0.1
Common stock, end of year	2.6	2.5	2.5

Paid-in capital, beginning of year	581.0	465.2	382.3
Stock-based compensation programs	220.7	115.8	82.9
Paid-in capital, end of year	801.7	581.0	465.2

Retained earnings, beginning of year	2,361.9	2,203.2	1,887.2
Cumulative effect of adjustments resulting from adoption of SAB No. 108, net of tax (Note 3)	24.2	—	—
Adjusted retained earnings, beginning of year	2,386.1	2,203.2	1,887.2
Common stock dividends	(103.8)	(85.5)	(90.1)
Net earnings for the year	449.2	244.2	406.1
Retained earnings, end of year	2,731.5	2,361.9	2,203.2

Accumulated other comprehensive income, beginning of year	64.7	9.4	10.5
Other comprehensive income (loss)	47.3	55.3	(1.1)
Adjustment to initially apply FASB Statement No. 158, net of tax (Note 10)	(57.3)	—	—
Accumulated other comprehensive income, end of year	54.7	64.7	9.4

Treasury stock, beginning of year	(1,387.8)	(987.5)	(548.9)
Acquisition of treasury stock, net of issuances	(1,003.7)	(400.3)	(438.6)
Treasury stock, end of year	(2,391.5)	(1,387.8)	(987.5)

Total stockholders’ equity	$1,199.0	$1,622.3	$1,692.8

COMPREHENSIVE INCOME
Net earnings	$449.2	$244.2	$406.1

Other comprehensive income (loss):
Net unrealized investment gains (losses), net of tax	0.3	0.1	0.3
Net derivative instrument gains (losses), net of tax	(2.1)	(1.7)	1.8
Net minimum pension liability adjustments, net of tax	(4.0)	29.9	(11.4)
Translation adjustments	53.1	27.0	8.2
Other comprehensive income (loss)	47.3	55.3	(1.1)

Total comprehensive income	$496.5	$299.5	$405.0

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30
	2007	2006	2005
	(In millions)
Cash Flows from Operating Activities
Net earnings	$449.2	$244.2	$406.1
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	207.2	198.4	196.7
Deferred income taxes	9.9	(74.3)	104.9
Minority interest, net of tax	7.1	11.6	9.3
Non-cash stock-based compensation	43.3	35.9	(1.2)
Excess tax benefits from stock-based compensation arrangements	(9.4)	(6.7)	—
Loss on disposal of fixed assets	13.4	13.2	9.8
Discontinued operations, net of tax	(0.5)	80.3	—
Other non-cash items	11.8	0.8	1.1
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	(68.0)	14.6	(106.6)
Decrease (increase) in inventory and promotional merchandise, net	(70.8)	1.9	(105.1)
Decrease (increase) in other assets	(26.3)	7.0	6.0
Increase (decrease) in accounts payable	46.4	9.1	(23.9)
Increase in accrued income taxes	44.9	63.5	21.0
Increase (decrease) in other accrued liabilities	13.1	66.2	(47.5)
Increase (decrease) in other noncurrent liabilities	(4.0)	61.6	8.6
Net cash flows provided by operating activities of continuing operations	667.3	727.3	479.2
Net cash flows used for operating activities of discontinued operations	(5.7)	(17.5)	(1.1)
Net cash flows provided by operating activities	661.6	709.8	478.1

Cash Flows from Investing Activities
Capital expenditures	(312.1)	(260.6)	(229.6)
Capital expenditures of discontinued operations	—	(0.6)	—
Acquisition of businesses, net of cash acquired	(61.2)	(51.7)	(7.1)
Proceeds from divestitures	—	9.3	—
Proceeds from disposition of long-term investments	—	0.5	—
Purchases of long-term investments	(0.5)	(0.1)	(0.3)
Net cash flows used for investing activities	(373.8)	(303.2)	(237.0)

Cash Flows from Financing Activities
Increase (decrease) in short-term debt, net	(31.6)	(82.0)	158.6
Proceeds from issuance of long-term debt, net	590.6	—	—
Proceeds from the net settlement of interest rate derivatives	(11.1)	—	—
Repayments and redemptions of long-term debt	(5.6)	(97.8)	(2.5)
Net proceeds from employee stock transactions	154.1	67.3	80.6
Excess tax benefits from stock-based compensation arrangements	9.4	6.7	—
Payments to acquire treasury stock	(1,004.3)	(400.5)	(438.6)
Dividends paid to stockholders	(103.6)	(85.4)	(90.1)
Distributions made to minority holders of consolidated subsidiaries	(9.5)	(2.9)	(8.4)
Net cash flows used for financing activities	(411.6)	(594.6)	(300.4)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	8.9	3.3	1.0
Net Decrease in Cash and Cash Equivalents	(114.9)	(184.7)	(58.3)
Cash and Cash Equivalents at Beginning of Year	368.6	553.3	611.6
Cash and Cash Equivalents at End of Year	$253.7	$368.6	$553.3

Supplemental disclosures of cash flow information (Note 16)
Cash paid during the year for:
Interest	$44.6	$33.8	$23.1
Income Taxes	$199.6	$256.9	$164.4

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

The Estée Lauder Companies Inc. manufactures, markets and sells skin care, makeup, fragrance and hair care products around the world.  Products are marketed under the following brand names:  Estée Lauder, Aramis, Clinique, Prescriptives, Lab Series, Origins, M•A•C, Bobbi Brown, La Mer, Aveda, Jo Malone, Bumble and bumble, Darphin, American Beauty, Flirt!, Good Skin™ and Grassroots.  The Estée Lauder Companies Inc. is also the global licensee of the Tommy Hilfiger, Donna Karan, Michael Kors, Sean John, Missoni, Daisy Fuentes and Tom Ford brand names for fragrances and cosmetics.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of The Estée Lauder Companies Inc. and its subsidiaries (collectively, the “Company”) as continuing operations, with the exception of the operating results of its reporting unit that marketed and sold Stila brand products, which have been reflected as discontinued operations for fiscal 2007, 2006 and 2005 (see Note 4).  All significant intercompany balances and transactions have been eliminated.

Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to current year presentation for comparative purposes.

Net Earnings Per Common Share

For the years ended June 30, 2007, 2006 and 2005, net earnings per common share (“basic EPS”) is computed by dividing net earnings by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions).  Net earnings per common share assuming dilution (“diluted EPS”) is computed by reflecting potential dilution from stock-based awards and contingently issuable shares.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Year Ended June 30
	2007	2006	2005
	(In millions, except per share data)

Numerator:
Net earnings from continuing operations	$448.7	$324.5	$409.9
Discontinued operations, net of tax	0.5	(80.3)	(3.8)
Net earnings attributable to common stock	$449.2	$244.2	$406.1

Denominator:
Weighted average common shares outstanding – Basic	204.3	215.0	225.3
Effect of dilutive stock options	3.2	2.4	3.3
Effect of restricted share units	0.2	0.0	—
Effect of contingently issuable shares pursuant to accelerated share repurchase program	0.1	—	—
Weighted average common shares outstanding – Diluted	207.8	217.4	228.6

Basic net earnings per common share:
Net earnings from continuing operations	$2.20	$1.51	$1.82
Discontinued operations, net of tax	.00	(.37)	(.02)
Net earnings	$2.20	$1.14	$1.80

Diluted net earnings per common share:
Net earnings from continuing operations	$2.16	$1.49	$1.80
Discontinued operations, net of tax	.00	(.37)	(.02)
Net earnings	$2.16	$1.12	$1.78

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2007, 2006 and 2005, outstanding options to purchase 6.0 million, 13.6 million and 12.5 million shares, respectively, of Class A Common Stock were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.  As of June 30, 2007 and 2006, 0.2 million and 0.1 million, respectively, of performance share units have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 13 – Stock Programs.

Cash and Cash Equivalents

Cash and cash equivalents include $51.3 million and $66.2 million of short-term time deposits at June 30, 2007 and 2006, respectively.  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions of $23.3 million and $27.1 million as of June 30, 2007 and 2006, respectively.

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at year-end rates of exchange, while revenue and expenses are translated at weighted average rates of exchange for the year.  Unrealized translation gains or losses are reported as cumulative translation adjustments through other comprehensive income.  Such adjustments amounted to $53.1 million, $27.0 million and $8.2 million of unrealized translation gains in fiscal 2007, 2006 and 2005, respectively.

The Company enters into foreign currency forward exchange contracts and foreign currency options to hedge foreign currency transactions for periods consistent with its identified exposures.  Accordingly, the Company categorizes these instruments as entered into for purposes other than trading.

The accompanying consolidated statements of earnings include net exchange gains (losses) of $(0.6) million, $4.0 million and $(15.8) million in fiscal 2007, 2006 and 2005, respectively.

Inventory and Promotional Merchandise

Inventory and promotional merchandise only includes inventory considered saleable or usable in future periods, and is stated at the lower of cost or fair-market value, with cost being determined on the first-in, first-out method.  Cost components include raw materials, componentry, direct labor and overhead (e.g., indirect labor, utilities, depreciation, purchasing, receiving, inspection and warehousing) as well as inbound freight.  Promotional merchandise is charged to expense at the time the merchandise is shipped to the Company’s customers.  Included in inventory and promotional merchandise is an inventory obsolescence reserve, which represents the difference between the cost of the inventory and its estimated realizable value, based on various product sales projections.  This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends and requirements to support forecasted sales.  In addition, and as necessary, specific reserves for future known or anticipated events may be established.

	June 30
	2007	2006
	(In millions)
Inventory and promotional merchandise consists of:
Raw materials	$179.5	$151.0
Work in process	49.2	44.2
Finished goods	431.3	407.1
Promotional merchandise	195.8	164.0
	$855.8	$766.3

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, Plant and Equipment

Property, plant and equipment, including leasehold and other improvements that extend an asset’s useful life or productive capabilities, are carried at cost less accumulated depreciation and amortization.  The cost of assets related to projects in progress of $72.1 million and $91.9 million as of June 30, 2007 and June 30, 2006, respectively, is included in their respective asset categories in the table below.  For financial statement purposes, depreciation is provided principally on the straight-line method over the estimated useful lives of the assets ranging from 3 to 40 years.  Leasehold improvements are amortized on a straight-line basis over the shorter of the lives of the respective leases or the expected useful lives of those improvements.

	June 30
	2007	2006
	(In millions)
Asset (Useful Life)

Land	$14.4	$13.7
Buildings and improvements (10 to 40 years)	167.5	161.7
Machinery and equipment (3 to 10 years)	905.0	803.0
Furniture and fixtures (5 to 10 years)	108.2	108.2
Leasehold improvements	917.2	790.8
	2,112.3	1,877.4
Less accumulated depreciation and amortization	1,231.5	1,119.4
	$880.8	$758.0

Depreciation and amortization of property, plant and equipment was $198.1 million, $189.9 million and $186.3 million in fiscal 2007, 2006 and 2005, respectively.  Depreciation and amortization related to the Company’s manufacturing process is included in cost of sales and all other depreciation and amortization is included in selling, general and administrative expenses in the accompanying consolidated statements of earnings.

Goodwill and Other Intangible Assets

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  These statements establish financial accounting and reporting standards for acquired goodwill and other intangible assets.  Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements.  In accordance with SFAS No. 142, intangible assets, including purchased goodwill, must be evaluated for impairment.  Those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives are no longer amortized.

In accordance with SFAS No. 142, the impairment testing is performed in two steps: (i) the Company determines impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.  To determine fair value, the Company relies on three valuation models: guideline public companies, acquisition analysis and discounted cash flow.  For goodwill valuation purposes only, the revised fair value of a reporting unit is allocated to the assets and liabilities of the business unit to arrive at an implied fair value of goodwill, based upon known facts and circumstances, as if the acquisition occurred at that time.

During fiscal 2007, the Company purchased the remaining minority equity interest in the Bumble and bumble business, recorded additional goodwill related to payments made in prior years in connection with the acquisition of the Bobbi Brown brand (see Note 3 – Staff Accounting Bulletin No. 108), and acquired businesses engaged in the wholesale distribution and retail sale of the Company’s products in the United States and other countries.  The combined results of these activities increased goodwill by $20.4 million and other intangible assets by $47.0 million.  Also during fiscal 2007, as a result of the Company’s annual impairment testing, the Company determined that the carrying values of its goodwill and intangible assets related to the Darphin and Rodan + Fields brands exceeded their respective fair values.  As such, the Company reduced its goodwill by $7.3 million and other intangible assets by $4.3 million, which are reported in selling, general and administrative expenses in the accompanying consolidated statements of earnings.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

The Company assigns goodwill of a reporting unit to the product category in which that reporting unit predominantly operates at the time of its acquisition.  The change in the carrying amount of goodwill, including the effect of foreign exchange rates is as follows:

	Year Ended or at June 30
(In millions)	2005	Additions	Reductions	2006	Additions	Reductions	2007
Skin Care	$19.0	$1.3	$—	$20.3	$1.3	$7.3	$14.3
Makeup	318.6	—	91.3	227.3	18.5	—	245.8
Fragrance	55.2	—	1.3	53.9	0.6	—	54.5
Hair Care	327.8	6.5	—	334.3	2.4	—	336.7
Total	$720.6	$7.8	$92.6	$635.8	$22.8	$7.3	$651.3

Other Intangible Assets

Other intangible assets include trademarks and patents, as well as license agreements and other intangible assets resulting from or related to businesses purchased by the Company.  Indefinite lived assets (e.g., trademarks) are not subject to amortization and are evaluated annually for impairment or more frequently if certain events or circumstances indicate a potential impairment.  Indefinite lived assets of $70.5 million and $30.3 million at June 30, 2007 and 2006, respectively, are classified as “Trademarks and other” in the table below.  Patents are amortized on a straight-line basis over the shorter of the legal term or the useful life of the patent, approximately 20 years.  Other intangible assets (e.g., non-compete agreements, customer lists) are amortized on a straight-line basis over their expected period of benefit, approximately 2 years to 10 years.  Intangible assets related to license agreements are amortized on a straight-line basis over their useful lives based on the term of the respective agreement, currently approximately 10 years to 16 years, and are subject to impairment testing if certain events or circumstances indicate a potential impairment.

Other intangible assets consist of the following:

	June 30, 2007
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
	(In millions)

License agreements	$42.9	$23.8	$19.1
Trademarks and other	191.2	97.3	93.9
Patents	0.6	0.2	0.4
Total	$234.7	$121.3	$113.4

	June 30, 2006
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
	(In millions)

License agreements	$42.9	$19.7	$23.2
Trademarks and other	148.6	95.0	53.6
Patents	0.5	0.3	0.2
Total	$192.0	$115.0	$77.0

The aggregate amortization expense related to amortizable intangible assets for the years ended June 30, 2007, 2006 and 2005 was $6.3 million, $5.5 million and $4.6 million, respectively.  The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

	Estimated Expense in Fiscal
	2008	2009	2010	2011	2012
	(In millions)

Aggregate amortization expense	$6.2	$4.8	$4.7	$3.9	$3.5

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

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (“OCI”) included in the accompanying consolidated balance sheets consist of the following:

	Year Ended June 30
	2007	2006	2005
	(In millions)

Net unrealized investment gains, beginning of year	$0.5	$0.4	$0.1
Unrealized investment gains	0.5	0.1	0.5
Provision for deferred income taxes	(0.2)	—	(0.2)
Net unrealized investment gains, end of year	0.8	0.5	0.4

Net derivative instruments, beginning of year	10.3	12.0	10.2
Gain (loss) on derivative instruments	(7.4)	5.2	(9.1)
Benefit (provision) for deferred income taxes on derivative instruments	2.5	(1.7)	3.0
Reclassification to earnings during the year	4.2	(8.3)	11.8
Benefit (provision) for deferred income taxes on reclassification	(1.4)	3.1	(3.9)
Net derivative instruments, end of year	8.2	10.3	12.0

Net minimum pension liability adjustments, beginning of year	(6.1)	(36.0)	(24.6)
Minimum pension liability adjustments	(6.7)	41.4	(15.5)
Benefit (provision) for deferred income taxes	2.7	(11.5)	4.1
Adjustment to initially apply SFAS No. 158, net of tax	10.1	—	—
Net minimum pension liability adjustments, end of year	—	(6.1)	(36.0)

Cumulative translation adjustments, beginning of year	60.0	33.0	24.8
Translation adjustments	53.1	27.0	8.2
Cumulative translation adjustments, end of year	113.1	60.0	33.0

Adjustment to initially apply SFAS No. 158	(98.7)	—	—
Benefit for deferred income taxes	31.3	—	—
Adjustment to initially apply SFAS No. 158, net of tax	(67.4)	—	—

Accumulated other comprehensive income	$54.7	$64.7	$9.4

Of the $8.2 million, net of tax, derivative instrument gain recorded in OCI at June 30, 2007, $9.0 million, net of tax, related to the October 2003 gain from the settlement of the treasury lock agreements upon the issuance of the Company’s 5.75% Senior Notes due October 2033, which will be reclassified to earnings as an offset to interest expense over the life of the debt.  Partially offsetting this gain was $0.6 million, net of tax, related to a loss from the settlement of a series of forward-starting interest rate swap agreements upon the issuance of the Company’s 6.00% Senior Notes due May 2037, which will be reclassified to earnings as an addition to interest expense over the life of the debt.  Also partially offsetting the net derivative instrument gain recorded in OCI was $0.2 million in losses, net of tax, related to forward contracts which the Company will reclassify to earnings during the next twelve months.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Revenues from merchandise sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of the risk of loss related to those goods.  In the Americas region, sales are generally recognized at the time the product is shipped to the customer and in the Europe, Middle East & Africa and Asia/Pacific regions sales are generally recognized based upon the customer’s receipt.  In certain circumstances, transfer of title takes place at the point of sale, for example, at the Company’s retail stores.  Sales at the Company’s retail stores and online are recognized in accordance with a 4-4-5 retail calendar.

Revenues are reported on a net sales basis, which is computed by deducting from gross sales the amount of actual product returns received, discounts, incentive arrangements with retailers and an amount established for anticipated product returns.  The Company’s practice is to accept product returns from retailers only if properly requested, authorized and approved.  In accepting returns, the Company typically provides a credit to the retailer against accounts receivable from that retailer.  As a percentage of gross sales, returns were 4.2%, 5.0% and 4.6% in fiscal 2007, 2006 and 2005, respectively.

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

The Company enters into transactions related to advertising, product promotions and demonstrations, some of which involve cooperative relationships with customers.  These activities may be arranged either with unrelated third parties or in conjunction with the customer.  The Company’s share of the cost of these transactions (regardless of to whom they were paid) are reflected in selling, general and administrative expenses in the accompanying consolidated statements of earnings and were approximately $978 million, $912 million and $898 million in fiscal 2007, 2006 and 2005, respectively.

Advertising and Promotion

Costs associated with advertising are expensed during the year as incurred.  Global net advertising and promotion expenses, which primarily consist of television, radio, print media, product development and promotional expenses, such as products used as sales incentives, were $1,916.3 million, $1,793.1 million and $1,793.7 million in fiscal 2007, 2006 and 2005, respectively.  These amounts include activities relating to purchase with purchase and gift with purchase promotions that are reflected in net sales and cost of sales.

Advertising, merchandising and sampling expenses included in operating expenses were $1,715.3 million, $1,586.3 million and $1,577.1 million in fiscal 2007, 2006 and 2005, respectively.

Research and Development

Research and development costs are included in advertising, merchandising and sampling and amounted to $74.4 million, $72.0 million and $72.3 million in fiscal 2007, 2006 and 2005, respectively.  Research and development costs are expensed as incurred.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

License Arrangements

The Company’s license agreements provide the Company with worldwide rights to manufacture, market and sell beauty and beauty-related products (or particular categories thereof) using the licensors’ trademarks.  The licenses typically have an initial term of approximately 3 years to 11 years, and are renewable subject to the Company’s compliance with the license agreement provisions.  The remaining terms, including the potential renewal periods, range from approximately 1 year to 23 years.  Under each license, the Company is required to pay royalties to the licensor, at least annually, based on net sales to third parties.

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

Stock-Based Compensation

As of June 30, 2007, the Company had established a number of share incentive programs as discussed in more detail in Note 13 - Stock Programs.  Prior to fiscal 2006, the Company applied the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations in accounting for stock options and share units granted under these programs.  Under the intrinsic value method, no compensation expense was recognized if the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of the grant.  Accordingly, no compensation cost was recognized in the accompanying consolidated statements of earnings prior to fiscal year 2006 on stock options granted to employees, since all options granted under the Company’s share incentive programs had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective July 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”).  This statement replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and superseded APB No. 25.  SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award.  This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis.  Therefore, prior years’ financial statements have not been restated.  Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosures in prior years.  SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.

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

During fiscal 2006, Federated Department Stores, Inc. acquired The May Department Stores Company, resulting in the merger of the Company’s previous two largest customers (collectively “Macy’s, Inc.”).  This customer sells products primarily within North America and accounted for $958.8 million, or 14%, and $1,005.8 million, or 16%, of the Company’s consolidated net sales in fiscal 2007 and 2006, respectively.  This customer accounted for $105.3 million, or 12%, and $105.4 million, or 14%, of the Company’s accounts receivable at June 30, 2007 and 2006, respectively.  No single customer accounted for more than 10% of the Company’s net sales or accounts receivable during fiscal 2005.

Management Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements.  Actual results could differ from those estimates and assumptions.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”) as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  SFAS No. 133 also requires the recognition of all derivative instruments as either assets or liabilities on the balance sheet and that they be measured at fair value.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a two-step evaluation process for tax positions taken, or expected to be taken, in a tax return.  The first step is recognition and the second is measurement.  For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position.  If the tax position meets the more-likely-than-not recognition threshold it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized.  If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.

Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized or, continue to be recognized, upon adoption of FIN 48.  The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  FIN 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted.  In May 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48, an amendment of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes” (“FSP No. FIN 48-1”).  FSP No. FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.

The provisions of FIN 48 became effective for the Company on July 1, 2007.  While the Company is continuing to evaluate the impact of the interpretation on the consolidated financial statements, the Company expects the cumulative effect of adoption to reduce opening retained earnings by approximately $10 million to $20 million with a corresponding increase to reserves for uncertain tax positions.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  SFAS No. 157 becomes effective for the Company in its fiscal year ending June 30, 2009.  The Company is currently evaluating the impact of the provisions of SFAS No. 157 on its consolidated financial statements.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – STAFF ACCOUNTING BULLETIN NO. 108

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), which sets forth the SEC Staff’s views on the proper methods for quantifying errors when there were uncorrected errors in a prior year.  Under SAB No. 108, companies should evaluate a misstatement that existed in prior years based on its impact on the current year income statement (the “rollover” approach), as well as the cumulative effect of correcting such misstatements in the current year’s ending balance sheet (the “iron curtain” approach), or collectively, the “dual” approach.  In prior years, the Company utilized the “rollover” approach to evaluate uncorrected misstatements and believes the conclusions reached regarding its quantitative and qualitative assessments of materiality of such items, both individually and in the aggregate, were appropriate.

SAB No. 108 became effective for the Company’s fiscal year ended June 30, 2007.  In accordance with the transition guidance set forth in SAB No. 108, the Company elected to record a one-time cumulative effect adjustment to opening retained earnings to correct errors in certain balance sheet accounts that arose in prior years, which previously had been considered immaterial using the “rollover” approach.

Since the fiscal 1996 acquisition of the Bobbi Brown brand, the Company made payments to the sellers based on a percentage of Bobbi Brown sales internationally, which should have been capitalized as goodwill in accordance with SFAS No. 141, “Business Combinations,” as amended.  These payments were previously recorded as selling, general and administrative expenses in the consolidated statements of earnings.  As such, goodwill increased by $10.5 million and opening retained earnings increased by $6.7 million, net of tax, in the accompanying fiscal 2007 consolidated balance sheet.

In connection with the Company’s defined benefit pension obligations, certain liability amounts were incorrectly reflected on the balance sheet in years prior to fiscal 2002, the majority of which related to benefit plans for the Company’s international operations.  As such, other noncurrent liabilities decreased by $8.7 million and opening retained earnings increased by $5.0 million, net of tax, in the accompanying fiscal 2007 consolidated balance sheet.

Beginning in years prior to fiscal 2003, inventory valuation was impacted by the incorrect application of profit in ending inventory partially offset by the overstatement of inventory obsolescence reserves, culminating in the current year net decrease to inventory of $2.5 million and opening retained earnings decrease of $2.0 million, net of tax, in the accompanying fiscal 2007 consolidated balance sheet.

In years prior to fiscal 2004, the Company overstated certain accrued liability positions.  As such, other accrued liabilities decreased by $19.1 million and opening retained earnings increased by $14.5 million, net of tax, in the accompanying fiscal 2007 consolidated balance sheet.

NOTE 4 – ACQUISITION AND DIVESTITURE OF BUSINESSES AND LICENSE ARRANGEMENTS

During fiscal 2007, the Company purchased the remaining minority equity interests in Bumble and Bumble Products, LLC and Bumble and Bumble, LLC, which have been accounted for as indefinite lived intangible assets in the accompanying consolidated balance sheet.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In fiscal 2006, the Company recorded charges of $80.3 million (net of $43.3 million tax benefit) to discontinued operations, which reflected the loss on the disposition of the business of $69.9 million, net of tax, and adjustments to the fair value of assets sold, the costs to dispose of those assets not acquired by the Purchaser and other costs in connection with the sale.  The charges also include the operating losses of $10.4 million, net of tax, for fiscal year ended June 30, 2006.  Net sales associated with the discontinued operations were $45.1 million for the fiscal year ended June 30, 2006.  All statement of earnings information for fiscal 2005 has been restated for comparative purposes, including the restatement of the makeup product category and each of the geographic regions presented in Note 17 - Segment Data and Related Information.

In order to facilitate the transition of the Stila business to the Purchaser, the Company agreed to provide certain information systems, accounting and other back office services to the Purchaser in exchange for monthly service fees designed to recover the estimated costs of providing these transition services.  The Company also agreed with the Purchaser to provide certain distribution and online services.  In both cases, the services concluded in fiscal 2007.

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

At various times during fiscal 2007, 2006 and 2005, the Company also acquired businesses engaged in the wholesale distribution and retail sale of the Company’s products in the United States and other countries.

The aggregate cost for these activities, which includes purchase price, earn-out payments and acquisition costs, was $61.2 million, $51.7 million, and $7.1 million in fiscal 2007, 2006 and 2005, respectively, and each transaction was accounted for using the purchase method of accounting.  Accordingly, the results of operations for each of the acquired businesses are included in the accompanying consolidated financial statements commencing with its date of original acquisition.  Pro forma results of operations, as if each of such businesses had been acquired as of the beginning of the year of acquisition, have not been presented, as the impact on the Company’s consolidated financial results would not have been material.

In fiscal 2007, the Company signed an exclusive agreement to create fragrances and related products to be sold to Coach Inc., which are available at Coach retail stores in the United States.  In May 2007, the Company entered into a license agreement with Ford Motor Company to create a fragrance using the name Mustang.  Since fiscal 2006, the Company developed and sold fragrance products pursuant to a license agreement with Daisy Fuentes.  Since fiscal 2005, the Company developed and sold products under license agreements for Sean John (announced in May 2004), Tom Ford (announced in April 2005) and Missoni (announced in May 2005) and an Origins license agreement to develop and sell products using the name of Dr. Andrew Weil (announced in October 2004).

Certain license agreements may require minimum royalty payments, incremental royalties based on net sales levels and minimum spending on advertising and promotional activities.  Royalty expenses are accrued in the period in which net sales are earned while advertising and promotional expenses are accrued at the time these costs are incurred.

NOTE 5 – COST SAVINGS INITIATIVE

During fiscal 2006, the Company recorded special charges associated with a cost savings initiative that was designed to support its long-term financial objectives.  As part of this multi-faceted initiative, the Company had identified savings opportunities that include streamlined processes and organizational changes.  The principal component of the initiative was a voluntary separation program offered primarily to North America-based employees.  During the fourth quarter of fiscal 2006, involuntary separations were communicated to certain employees.  Under this initiative, the Company incurred expenses related to one-time termination benefits for 494 employees, of which 28 were involuntary, which benefits were based principally upon years of service.  Employees designated for separation under the cost savings initiative have been separated as of June 30, 2007.

In addition, the Company identified other cost savings opportunities to improve efficiencies in the Company’s distribution network and product offerings and to eliminate other nonessential costs.  These charges primarily related to employee severance for facilities that are closing, contract cancellations, counter and door closings and product returns.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2007 and 2006, aggregate expenses of $1.1 million and $92.1 million, respectively, were recorded as special charges related to the cost savings initiative in the accompanying consolidated statements of earnings.  The fiscal 2007 charges were primarily related to facility closings.  At June 30, 2007 and 2006, $15.4 million and $40.7 million, respectively, and $7.5 million and $28.2 million, respectively, related to the cost savings initiative were recorded in other accrued liabilities and other noncurrent liabilities, respectively, in the accompanying consolidated balance sheet.

The following table summarizes the cost savings initiative, which impacted the Company’s operating expenses and cost of sales:

			Accrued			Accrued
(In millions)	Fiscal 2006 expense	Fiscal 2006 payments	at June 30, 2006	Fiscal 2007 expense	Fiscal 2007 payments	at June 30, 2007

Employee separation expenses	$75.9	$20.7	$55.2	$0.3	$34.2	$21.3
Facility closures and product/distribution rationalization	12.5	—	12.5	0.8	11.7	1.6
Advertising and promotional effectiveness	3.7	2.5	1.2	—	1.2	—
	$92.1	$23.2	$68.9	$1.1	$47.1	$22.9

NOTE 6 – INCOME TAXES

The provision for income taxes is comprised of the following:

	Year Ended June 30
	2007	2006	2005
	(In millions)
Current:
Federal	$66.6	$164.3	$53.8
Foreign	166.7	158.2	129.2
State and local	12.0	11.5	8.0
	245.3	334.0	191.0

Deferred:
Federal	11.3	(73.7)	86.5
Foreign	(4.8)	(0.3)	10.7
State and local	3.4	(0.3)	5.5
	9.9	(74.3)	102.7
	$255.2	$259.7	$293.7

A reconciliation between the provision for income taxes computed by applying the statutory Federal income tax rate to earnings before income taxes and minority interest and the actual provision for income taxes is as follows:

	Year Ended June 30
	2007	2006	2005
	($ in millions)

Provision for income taxes at statutory rate	$248.9	$208.5	$249.8
Increase (decrease) due to:
State and local income taxes, net of Federal tax benefit	11.2	9.7	11.8
Effect of foreign operations	(0.5)	7.0	4.3
IRS tax settlement	—	46.0	—
AJCA incremental dividend	(5.7)	(10.9)	27.5
Preferred stock dividends not deductible for U.S. tax purposes	—	0.2	0.3
Other nondeductible expenses	3.4	3.4	2.0
Tax credits	(3.0)	(2.2)	(2.6)
Other, net	0.9	(2.0)	0.6
Provision for income taxes	$255.2	$259.7	$293.7

Effective tax rate	35.9%	43.6%	41.2%

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company’s deferred income tax assets and liabilities as of June 30, 2007 and 2006 were as follows:

	2007	2006
	(In millions)
Deferred tax assets:
Compensation related expenses	$75.5	$69.8
Inventory obsolescence and other inventory related reserves	55.6	54.0
Retirement benefit obligations	31.6	8.2
Various accruals not currently deductible	78.1	72.4
Net operating loss and credit carryforwards	3.4	7.2
Other differences between tax and financial statement values	16.1	7.6
	260.3	219.2
Valuation allowance for deferred tax assets	(5.5)	(6.5)
Total deferred tax assets	254.8	212.7

Deferred tax liabilities:
Depreciation and amortization	(142.6)	(111.1)
Other differences between tax and financial statement values	(4.8)	(5.7)
Total deferred tax liabilities	(147.4)	(116.8)
Total net deferred tax assets	$107.4	$95.9

As of June 30, 2007 and 2006, the Company had current net deferred tax assets of $124.0 million and $139.1 million, respectively, which are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.  In addition, the Company had noncurrent net deferred tax liabilities of $16.6 million and $43.2 million as of June 30, 2007 and June 30, 2006, respectively, which are included in other noncurrent liabilities in the accompanying consolidated balance sheets.

On July 13, 2006, the Company announced a settlement with the Internal Revenue Service (“IRS”) regarding its examination of the Company’s consolidated Federal income tax returns for the fiscal years ended June 30, 1998 through June 30, 2001.  The settlement resolves previously disclosed issues raised during the IRS’s examination, including transfer pricing and foreign tax credit computations.  The settlement of these issues resulted in a tax charge of approximately $46 million in the fourth quarter of fiscal 2006 and represents the aggregate earnings impact of the settlement through fiscal 2006.  In addition, during the fourth quarter of fiscal 2006, the Company completed the repatriation of foreign earnings through intercompany dividends as required under the provisions of the American Jobs Creation Act of 2004 (the “AJCA”).  In connection with the repatriation, the Company updated the computation of the related aggregate tax impact, resulting in a favorable adjustment of approximately $11 million.  The tax settlement, coupled with the AJCA favorable tax adjustment, resulted in a net increase to the Company’s fiscal 2006 income tax provision of approximately $35 million.

Federal income and foreign withholding taxes have not been provided on approximately $539 million of undistributed earnings of international subsidiaries at June 30, 2007.  The Company intends to reinvest these earnings in its foreign operations indefinitely, except where it is able to repatriate these earnings to the United States without material incremental tax provision.  As of June 30, 2006 and 2005, the Company had not provided federal income and foreign withholding taxes on approximately $336 million and $90 million, respectively, of undistributed earnings of international subsidiaries.

As of June 30, 2007 and 2006, certain international subsidiaries had tax loss carryforwards for local tax purposes of approximately $11 million and $23 million, respectively.  With the exception of $6.4 million of losses with an indefinite carryforward period as of June 30, 2007, these losses expire at various dates through fiscal 2022.  Deferred tax assets, net of valuation allowances, in the amount of $1.2 million and $0.7 million as of June 30, 2007 and 2006, respectively, have been recorded to reflect the tax benefits of the losses not utilized to date.

A full valuation allowance has been provided for those deferred tax assets for which, in the opinion of management, it is more likely than not that the deferred tax assets will not be realized.

Earnings before income taxes and minority interest include amounts contributed by the Company’s international operations of approximately $696 million, $603 million and $583 million for fiscal 2007, 2006 and 2005, respectively.  Some of these earnings are taxed in the United States.

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

The Company is currently under examination by the Internal Revenue Service for fiscal years 2002 through 2005.  In addition, the Company has ongoing audits in various state and local jurisdictions, as well as audits in various foreign jurisdictions.

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

The Company has been notified of a disallowance of tax deductions claimed by its subsidiary in Spain for the fiscal years 1999 through 2002.  As a result, the subsidiary was reassessed corporate income tax of approximately $3 million for this period.  An appeal against this reassessment was filed with the Chief Tax Inspector.  On July 18, 2005, the final assessment made by the Chief Tax Inspector was received, confirming the reassessment made by the tax auditors.  During fiscal 2006, an appeal against this final assessment was filed with the Madrid Regional Economic Administrative Tribunal.  While no assurance can be given as to the outcome in respect of this assessment, either during the administrative appeals process or in the Spanish courts, management believes that the subsidiary should ultimately be successful in its defense against the assessment.  Accordingly, no tax reserve has been established for this potential exposure.

NOTE 7 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	June 30
	2007	2006
	(In millions)
Advertising, merchandising and sampling	$324.7	$334.5
Employee compensation	281.0	260.5
Special charges related to cost savings initiative	15.4	40.7
Other	342.8	312.8
	$963.9	$948.5

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – DEBT

The Company’s short-term and long-term debt and available financing consist of the following:

	Debt at		Available financing at June 30
	June 30		Committed		Uncommitted
(In millions)	2007	2006	2007	2006	2007	2006
6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”)	$296.2	$—	$—	$—	$—	$—
5.55% Senior Notes, due May 15, 2017 (“2017 Senior Notes”)	290.9	—	—	—	—	—
6.00% Senior Notes, due January 15, 2012 (“2012 Senior Notes”)	239.7	230.0	—	—	—	—
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”)	197.4	197.4	—	—	—	—
Commercial paper	26.5	—	—	—	723.5	750.0
Turkish lira overdraft borrowing facility	9.4	—	—	—	—	—
Loan participation notes	—	38.0	—	—	150.0	112.0
Japanese yen revolving credit facility	—	26.2	24.3	—	—	—
Other long-term borrowings	3.9	4.4	—	—	—	—
Other short-term borrowings	24.5	25.5	—	—	150.0	129.3
Revolving credit facility	—	—	750.0	600.0	—	—
	1,088.5	521.5	$774.3	$600.0	$1,023.5	$991.3
Less short-term debt including current maturities	(60.4)	(89.7)
	$1,028.1	$431.8

As of June 30, 2007, the Company had outstanding $296.2 million of 2037 Senior Notes consisting of $300.0 million principal and unamortized debt discount of $3.8 million.  The 2037 Senior Notes, when issued in May 2007, were priced at 98.722% with a yield of 6.093%.  Interest payments are required to be made semi-annually on May 15 and November 15.  In April 2007, in anticipation of the issuance of the 2037 Senior Notes, the Company entered into a series of forward-starting interest rate swap agreements on a notional amount totaling $210.0 million at a weighted average all-in rate of 5.45%.  The forward-starting interest rate swap agreements were settled upon the issuance of the new debt and the Company recognized a loss in other comprehensive income of $0.9 million that will be amortized to interest expense over the life of the 2037 Senior Notes.  As a result of the forward-starting interest rate swap agreements, the debt discount and debt issuance costs, the effective interest rate on the 2037 Senior Notes will be 6.181% over the life of the debt.

As of June 30, 2007, the Company had outstanding $290.9 million of 2017 Senior Notes consisting of $300.0 million principal, an unamortized debt discount of $0.5 million, and an $8.6 million adjustment to reflect the fair value of an outstanding interest rate swap.  The 2017 Senior Notes, when issued in May 2007, were priced at 99.845% with a yield of 5.570%.  Interest payments are required to be made semi-annually on May 15 and November 15.  In April 2007, the Company entered into an interest rate swap agreement with a notional amount of $250.0 million to effectively convert the fixed rate interest on its outstanding 2017 Senior Notes to variable interest rates based on six-month LIBOR.

As of June 30, 2007, the Company had outstanding $239.7 million of 2012 Senior Notes consisting of $250.0 million principal, an unamortized debt discount of $0.5 million, and a $9.8 million adjustment to reflect the remaining termination value of an interest rate swap.  The 2012 Senior Notes, when issued in January 2002, were priced at 99.538% with a yield of 6.062%.  Interest payments are required to be made semi-annually on January 15 and July 15.  In May 2003, the Company entered into an interest rate swap agreement with a notional amount of $250.0 million to effectively convert the fixed rate interest on its outstanding 2012 Senior Notes to variable interest rates based on six-month LIBOR.  In April 2007, the Company terminated this interest rate swap.  The instrument, which was classified as a liability, had a fair value of $11.1 million at cash settlement, which included $0.9 million of accrued interest payable to the counterparty.  Hedge accounting treatment was discontinued prospectively and the offsetting adjustment to the carrying amount of the related debt will be amortized to interest expense over the remaining life of the debt.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2007, the Company had outstanding $197.4 million of 2033 Senior Notes consisting of $200.0 million principal and unamortized debt discount of $2.6 million.  The 2033 Senior Notes, when issued in September 2003, were priced at 98.645% with a yield of 5.846%.  Interest payments are required to be made semi-annually on April 15 and October 15.  In May 2003, in anticipation of the issuance of the 5.75% Senior Notes, the Company entered into a series of treasury lock agreements on a notional amount totaling $195.0 million at a weighted average all-in rate of 4.53%.  The treasury lock agreements were settled upon the issuance of the new debt and the Company received a payment of $15.0 million that will be amortized against interest expense over the life of the 2033 Senior Notes.  As a result of the treasury lock agreements, the debt discount and debt issuance costs, the effective interest rate on the 2033 Senior Notes will be 5.395% over the life of the debt.

In October 2006, the Company entered into an overdraft borrowing agreement with a financial institution pursuant to which its subsidiary in Turkey may be credited to satisfy outstanding negative daily balances arising from its business operations.  The total balance outstanding at any time shall not exceed 20.0 million Turkish lira.  The interest rate applicable to each such credit shall be 40 basis points per annum above the spot rate charged by the lender or the lender’s floating call rate agreed to by the Company at each borrowing.  There were no debt issuance costs incurred related to this agreement.  The outstanding balance at June 30, 2007 ($9.4 million at the exchange rate at June 30, 2007) is classified as short-term debt on the Company’s consolidated balance sheet.

In March 2006, the Company entered into a 3.0 billion yen revolving credit facility that expires on March 24, 2009.  The interest rate on borrowings under the credit facility is based on TIBOR (Tokyo Interbank Offered Rate) and a 10 basis point facility fee is incurred on the undrawn balance.  The Company borrowed 3.0 billion yen under the new facility on March 28, 2006 to repay the previously outstanding 1.45% Japan term loan that matured on that date.  At June 30, 2007, the Company did not have any borrowings outstanding under this facility.

In May 2006, the Company entered into a fixed rate promissory note agreement with a financial institution for the primary purpose of funding cash dividend repatriations from certain of its international affiliates to the United States as permitted by the AJCA.  Under the agreement, the Company may borrow up to $150.0 million in the form of loan participation notes through one of the Company’s subsidiaries in Europe.  The interest rate on borrowings under this agreement will be an all-in fixed rate determined by the lender and agreed to by the Company at the date of each borrowing.  Debt issuance costs incurred related to this agreement were de minimis.  At June 30, 2007, the Company did not have any borrowings outstanding under this agreement.

The Company has a $750.0 million commercial paper program under which it may issue commercial paper in the United States.  The Company’s commercial paper is currently rated A-1 by Standard & Poor’s and P-1 by Moody’s.  The Company’s long-term credit ratings are A with a stable outlook by Standard & Poor’s and A2 with a stable outlook by Moody’s.  At June 30, 2007, the Company had $26.5 million of commercial paper outstanding, due at various dates through July 2007 at an average interest rate of 5.40%, which may be refinanced on a periodic basis as it matures at then-prevailing market interest rates.

Effective April 2007, the Company entered into a $750.0 million senior unsecured revolving credit facility, expiring on April 26, 2012, primarily to provide credit support for its commercial paper program, to repurchase shares of its common stock and for general corporate purposes.  The new facility replaced the Company’s prior, undrawn $600.0 million senior unsecured revolving credit facility, which was effective since May 27, 2005.  Up to the equivalent of $250 million of the facility is available for multi-currency loans.  The interest rate on borrowings under the credit facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or ½% plus the Federal funds rate.  The Company incurred costs of approximately $0.3 million to establish the facility which will be amortized over the term of the facility.  The credit facility has an annual fee of $0.4 million, payable quarterly, based on the Company’s current credit ratings.  The credit facility contains various covenants, including one financial covenant which requires the Company’s interest expense coverage ratio (as defined in the facility) at the last day of each fiscal quarter to be greater than 3.0:1.0.  As of June 30, 2007, the Company was in compliance with this financial covenant.  There are no other conditions where the lender’s commitments may be withdrawn, other than certain events of default, as defined in the facility, which are customary for facilities of this type.

The Company maintains uncommitted credit facilities in various regions throughout the world.  Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings.  During fiscal 2007 and 2006, the monthly average amount outstanding was approximately $20.0 million and $22.8 million, respectively, and the annualized monthly weighted average interest rate incurred was approximately 5.96% and 5.56%, respectively.

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

For each derivative contract entered into where the Company looks to obtain special hedge accounting treatment, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking the hedge transaction, the nature of the risk being hedged, how the hedging instruments’ effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness.  This process includes linking all derivatives that are designated as fair-value, cash-flow, or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.  The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.  If it is determined that a derivative is not highly effective, or that it has ceased to be a highly effective hedge, the Company will be required to discontinue hedge accounting with respect to that derivative prospectively.

Foreign Exchange Risk Management

The Company enters into forward exchange contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that the Company receives from foreign subsidiaries.  Almost all foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions rated as strong investment grade by a major rating agency.  The Company also enters into foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The forward exchange contracts and foreign currency options entered into to hedge anticipated transactions have been designated as cash-flow hedges.  Hedge effectiveness of forward exchange contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology.  The ineffective portion of both forward exchange and foreign currency option contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses accumulated in other comprehensive income are reclassified to current-period earnings.  As of June 30, 2007, these cash-flow hedges were highly effective, in all material respects.

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

At June 30, 2007, the Company had foreign currency contracts in the form of forward exchange contracts in the amount of $862.0 million.  The foreign currencies included in forward exchange contracts (notional value stated in U.S. dollars) are principally the British pound ($148.1 million), Canadian dollar ($140.3 million), Euro ($124.1 million), Swiss franc ($113.1 million), Australian dollar ($79.3 million), Japanese yen ($42.6 million) and South Korean won ($33.6 million).  As of June 30, 2007, all of the Company’s previously outstanding option contracts have matured.

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

In April 2007, the Company entered into interest rate swap agreements with a notional amount totaling $250.0 million to effectively convert the fixed rate interest on its 2017 Senior Notes to variable interest rates based on six-month LIBOR.  The interest rate swaps were designated as fair-value hedges.  As of June 30, 2007, these fair-value hedges were highly effective in all material respects.

In April 2007, the Company terminated an interest-rate swap agreement with a notional amount of $250.0 million to effectively convert fixed rate interest on its 2012 Senior Notes to variable interest rates based on six-month LIBOR.  This instrument was classified as a liability and had a termination fair value of $11.1 million at cash settlement, which included $0.9 million of accrued interest payable to the counterparty.  Hedge accounting treatment was discontinued prospectively and the offsetting adjustment to the carrying amount of the related debt will be amortized to interest expense over the remaining life of the debt.

Information regarding the Company’s interest rate swap agreements is presented in the following table:

	Year Ended or at June 30, 2007			Year Ended or at June 30, 2006
	Notional	Weighted Average		Notional	Weighted Average
($ in millions)	Amount	Pay Rate	Receive Rate	Amount	Pay Rate	Receive Rate
Interest rate swaps on 2017 Senior Notes	$250.0	5.70%	5.55%	$—	—	—
Interest rate swap on 2012 Senior Notes	$—	—	—	$250.0	6.22%	6.00%

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

Foreign exchange and interest rate contracts:

The fair value of forwards, swaps and options is the estimated amount the Company would receive or pay to terminate the agreements.

The estimated fair values of the Company’s financial instruments are as follows:

	June 30
	2007		2006
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$253.7	$253.7	$368.6	$368.6
Short-term and long-term debt	1,088.5	1,082.0	521.5	533.2

Derivatives
Forward exchange contracts	(0.4)	(0.4)	2.0	2.0
Foreign currency option contracts	—	—	1.2	1.2
Interest rate swap contracts	(8.6)	(8.6)	(19.4)	(19.4)

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

Restoration Plan (U.S.)

The Company also has an unfunded, non-qualified domestic noncontributory pension Restoration Plan to provide benefits in excess of Internal Revenue Code limitations.

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

Plan Summaries

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)” (“SFAS No. 158”).  SFAS No. 158 requires employers to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other post-retirement benefit plans.  Previous standards required employers to disclose the complete funded status of its plans only in the notes to the consolidated financial statements.  Changes in the funded status of these plans will be recognized as they occur through other comprehensive income.  Additional minimum liability adjustments are no longer recognized upon adoption of SFAS No. 158.  As of June 30, 2007, the Company prospectively adopted the balance sheet recognition provisions of SFAS No. 158.  The incremental effect of applying SFAS No. 158 on individual line items in the Company’s consolidated balance sheet is summarized below:

(In millions)	Before Application of SFAS No. 158	Minimum Liability Adjustment	SFAS No. 158 Adjustments	After Application of SFAS No. 158

Other assets, net	$274.7	$—	$(56.1)	$218.6
Other accrued liabilities	944.9	—	19.0	963.9
Other noncurrent liabilities	369.0	(16.0)	23.6	376.6
Accumulated other comprehensive income	137.4	16.0	(98.7)	54.7

Additionally, SFAS No. 158 requires employers to measure plan assets and obligations at their year-end balance sheet date.  The Company’s principal pension and post-retirement benefit plans are measured as of June 30; therefore, the measurement provisions of SFAS No. 158 did not affect the Company’s existing valuation practices.  The adoption of SFAS No. 158 did not impact the consolidated statements of earnings or the Company’s financial debt covenant.

Amounts recognized in accumulated other comprehensive income as of June 30, 2007 are as follows:

	Pension Plans		Other than Pension Plans
(In millions)	U.S.	International	Post-retirement	Total

Prior service cost (credit)	$5.2	$1.7	$(0.1)	$6.8
Net actuarial loss	48.2	33.6	10.1	91.9
Total amounts recognized in accumulated other comprehensive income	$53.4	$35.3	$10.0	$98.7

Amounts in accumulated other comprehensive income expected to be amortized as components of net periodic benefit cost during fiscal 2008 are as follows:

	Pension Plans		Other than Pension Plans
(In millions)	U.S.	International	Post-retirement

Prior service cost	$0.6	$0.3	$—
Net actuarial loss	1.7	7.5	0.1

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant components of the above mentioned plans as of and for the years ended June 30 are summarized as follows:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement
(In millions)	2007	2006	2007	2006	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$417.5	$423.2	$284.3	$255.5	$101.8	$92.6
Service cost	18.4	21.5	16.2	16.2	4.1	5.1
Interest cost	25.0	21.2	12.8	10.8	5.9	5.6
Plan participant contributions	—	—	1.5	1.3	0.3	0.4
Actuarial loss (gain)	4.4	(28.2)	(10.2)	(7.1)	(4.0)	(10.5)
Foreign currency exchange rate impact	—	—	11.9	6.9	0.7	(0.1)
Benefits, expenses, taxes and premiums paid	(24.8)	(20.2)	(20.3)	(16.5)	(3.5)	(3.2)
Plan amendments	—	—	—	—	—	—
Special termination benefits	—	—	1.6	0.3	—	—
Acquisitions, divestitures, adjustments	—	—	(1.7)	18.2	—	11.9
Settlements and curtailments	—	—	(1.3)	(1.3)	—	—
Benefit obligation at end of year	$440.5	$417.5	$294.8	$284.3	$105.3	$101.8

Change in plan assets:
Fair value of plan assets at beginning of year	$376.0	$353.3	$242.1	$187.2	$—	$—
Actual return on plan assets	54.0	35.5	26.1	28.9	—	—
Foreign currency exchange rate impact	—	—	9.7	4.7	—	—
Employer contributions	25.3	7.4	24.0	25.7	3.2	2.8
Plan participant contributions	—	—	1.5	1.3	0.3	0.4
Settlements and curtailments	—	—	(1.3)	—	—	—
Acquisitions, divestitures, adjustments	—	—	—	10.8	—	—
Benefits, expenses, taxes and premiums paid from plan assets	(24.8)	(20.2)	(20.3)	(16.5)	(3.5)	(3.2)
Fair value of plan assets at end of year	$430.5	$376.0	$281.8	$242.1	$—	$—

Funded status	$(10.0)	$(41.5)	$(13.0)	$(42.2)	$(105.3)	$(101.8)
Unrecognized net actuarial loss		70.8		61.2		14.3
Unrecognized prior service cost		5.8		1.8		(0.1)
Unrecognized net transition obligation		—		—		—
Prepaid (accrued) benefit cost		$35.1		$20.8		$(87.6)

Amounts recognized in the Balance Sheet consist of:
Other assets, net	$79.2		$48.8		$—
Other accrued liabilities	(11.3)		(4.6)		(3.1)
Other noncurrent liabilities	(77.9)		(57.2)		(102.2)
Funded status	(10.0)		(13.0)		(105.3)
Accumulated other comprehensive income	53.4		35.3		10.0
Net amount recognized	$43.4		$22.3		$(95.3)

Prepaid benefit cost		$88.3		$78.0		$—
Accrued benefit liability		(61.9)		(58.6)		(87.6)
Intangible asset		0.5		0.3		—
Minimum pension liability		8.2		1.1		—
Net amount recognized		$35.1		$20.8		$(87.6)

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Plans						Other than Pension Plans
	U.S.			International			Post-retirement
($ in millions)	2007	2006	2005	2007	2006	2005	2007	2006	2005
Components of net periodic benefit cost:
Service cost, net	$18.4	$21.5	$19.3	$16.2	$16.2	$11.3	$4.1	$5.1	$3.5
Interest cost	25.0	21.2	21.2	12.8	10.8	9.8	5.9	5.6	4.2
Expected return on assets	(28.7)	(24.9)	(24.1)	(13.8)	(12.1)	(11.2)	—	—	—
Amortization of:
Transition (asset) obligation	—	—	—	0.1	0.1	—	—	—	—
Prior service cost	0.6	0.8	0.5	0.3	0.2	1.2	—	—	—
Actuarial loss (gain)	1.7	6.1	4.6	7.8	8.3	4.0	0.2	1.3	0.2
Acquisitions, divestitures, adjustments	—	—	—	(1.7)	—	—	—	—	—
Special termination benefits	—	—	—	1.6	0.3	2.0	—	—	—
Settlements and curtailments	—	—	—	0.5	(0.7)	—	—	—	—
Net periodic benefit cost	$17.0	$24.7	$21.5	$23.8	$23.1	$17.1	$10.2	$12.0	$7.9

Weighted-average assumptions used to determine benefit obligations at June 30:
Pre-retirement discount rate	6.25%	6.25%	5.25%	2.25 - 6.25%	2.25 - 6.25%	1.75 - 5.25%	5.50 - 6.25%	5.75 - 6.25%	5.25%

Post-retirement discount rate	5.25%	5.25%	4.75%	2.25 - 5.75%	2.25 - 5.75%	1.75 - 5.25%	5.50 - 6.25%	5.75 - 6.25%	5.25%

Rate of compensation increase	3.00 - 9.50%	3.00 - 9.50%	3.00 - 9.50%	1.75 - 5.00%	1.75 - 5.00%	1.75 - 4.50%	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for the year ending June 30:
Pre-retirement discount rate	6.25%	5.25%	6.00%	2.25 - 6.25%	1.75 - 5.50%	2.25 - 6.00%	5.75 - 6.25%	5.25%	6.00%

Post-retirement discount rate	5.25%	4.75%	5.00%	2.25 - 5.75%	1.75 - 5.50%	2.25 - 6.00%	5.75 - 6.25%	5.25%	6.00%

Expected return on assets	7.75%	7.75%	7.75%	2.75 - 7.25%	2.75 - 7.50%	3.25 - 7.50%	N/A	N/A	N/A

Rate of compensation increase	3.00 - 9.50%	3.00 - 9.50%	3.00 - 9.50%	1.75 - 5.00%	1.75 - 5.00%	1.75 - 4.00%	N/A	N/A	N/A

In determining the long-term rate of return for a plan, the Company considers the historical rates of return, the nature of the plan’s investments and an expectation for the plan’s investment strategies.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  The assumed weighted-average health care cost trend rate for the coming year is 9.66% while the ultimate trend rate of 4.50% is expected to be reached in fiscal 2015.  A one-percentage-point change in assumed health care cost trend rates for fiscal 2007 would have had the following effects:

(In millions)	One-Percentage-Point Increase	One-Percentage-Point Decrease

Effect on total service and interest costs	$1.5	$(1.3)
Effect on post-retirement benefit obligations	$12.1	$(10.8)

The projected benefit obligation, accumulated benefit obligation, fair value of plan assets and the other comprehensive (income) loss due to change in minimum liability recognition for the Company’s pension plans at June 30 are as follows:

	Pension Plans
	Retirement Growth Account		Restoration		International
(In millions)	2007	2006	2007	2006	2007	2006

Projected benefit obligation	$351.2	$336.4	$89.3	$81.1	$294.8	$284.3
Accumulated benefit obligation	299.4	284.7	71.8	61.9	255.1	245.7
Fair value of plan assets	430.5	376.0	—	—	281.8	242.1

Other comprehensive (income) loss due to change in minimum liability recognition:
Increase (decrease) in additional minimum liability		$—		$8.2		$(50.0)
(Increase) decrease in intangible asset		—		—		0.4
Other comprehensive (income) loss		$—		$8.2		$(49.6)

International pension plans with accumulated benefit obligations in excess of the plans’ assets had aggregate projected benefit obligations of $96.4 million and $86.8 million, aggregate accumulated benefit obligations of $81.2 million and $73.2 million and aggregate fair value of plan assets of $35.3 million and $31.7 million at June 30, 2007 and 2006, respectively.

	Pension Plans		Other Than Pension Plans
(In millions)	U.S.	International	Post-retirement
Expected Cash Flows:
Expected employer contributions for year ending June 30, 2008	$20.0	$21.0	N/A
Expected benefit payments for year ending June 30,
2008	42.3	17.4	$3.6
2009	28.2	14.6	4.0
2010	28.5	13.6	4.5
2011	31.5	17.3	5.2
2012	30.9	17.3	5.9
Years 2013 - 2017	199.1	91.8	39.4

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Plans		Other Than Pension Plans
	U.S.	International	Post-retirement
Plan Assets:
Actual asset allocation at June 30, 2007
Equity	49%	55%	N/A
Fixed income	31%	29%	N/A
Other	20%	16%	N/A
	100%	100%	N/A

Target asset allocation
Equity	44%	56%	N/A
Fixed income	34%	28%	N/A
Other	22%	16%	N/A
	100%	100%	N/A

The target asset allocation policy was set to maximize returns with consideration to the long-term nature of the obligations and maintaining a lower level of overall volatility through the allocation to fixed income.  During the year, the asset allocation is reviewed for adherence to the target policy and is rebalanced periodically towards the target weights.

401(k) Savings Plan (U.S.)

The Company’s 401(k) Savings Plan (“Savings Plan”) is a contributory defined contribution plan covering substantially all regular U.S. employees who have completed the hours and service requirements, as defined by the plan document.  Regular full-time employees are eligible to participate in the Savings Plan on the first day of the second month following their date of hire.  During fiscal 2007, the Savings Plan was enhanced to accelerate new regular full-time employee eligibility, to increase the rate of Company contributions and to provide an automatic enrollment feature.  The Savings Plan is subject to the applicable provisions of ERISA.  The Company matches a portion of the participant’s contributions after one year of service under a predetermined formula based on the participant’s contribution level.  The Company’s contributions were approximately $13.7 million, $10.6 million and $9.8 million for the fiscal years ended June 30, 2007, 2006 and 2005, respectively.  Shares of the Company’s Class A Common Stock are not an investment option in the Savings Plan and the Company does not use such shares to match participants’ contributions.

Deferred Compensation

The Company accrues for deferred compensation and interest thereon, and for the increase in the value of share units pursuant to agreements with certain key executives and outside directors.  The amounts included in the accompanying consolidated balance sheets under these plans were $69.6 million and $71.0 million as of June 30, 2007 and 2006.  The expense for fiscal 2007, 2006 and 2005 was $8.5 million, $11.6 million and $10.2 million, respectively.

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

NOTE 12 – COMMON STOCK

As of June 30, 2007, the Company’s authorized common stock consists of 650 million shares of Class A Common Stock, par value $.01 per share, and 240 million shares of Class B Common Stock, par value $.01 per share.  Class B Common Stock is convertible into Class A Common Stock, in whole or in part, at any time and from time to time at the option of the holder, on the basis of one share of Class A Common Stock for each share of Class B Common Stock converted.  Holders of the Company’s Class A Common Stock are entitled to one vote per share and holders of the Company’s Class B Common Stock are entitled to ten votes per share.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information about the Company’s common stock outstanding is as follows:

	Class A	Class B
	(Shares in thousands)

Balance at June 30, 2004	134,514.1	93,012.9
Acquisition of treasury stock	(10,720.0)	—
Conversion of Class B to Class A	5,372.0	(5,372.0)
Stock-based compensation	3,497.3	—
Balance at June 30, 2005	132,663.4	87,640.9
Acquisition of treasury stock	(11,216.3)	—
Conversion of Class B to Class A	2,335.0	(2,335.0)
Stock-based compensation	2,673.0	—
Balance at June 30, 2006	126,455.1	85,305.9
Acquisition of treasury stock	(22,477.6)	—
Conversion of Class B to Class A	3,501.1	(3,501.1)
Stock-based compensation	5,044.8	—
Balance at June 30, 2007	112,523.4	81,804.8

On September 18, 1998, the Company’s Board of Directors authorized a share repurchase program to repurchase a total of up to 8.0 million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  The Board of Directors authorized the repurchase of up to 10.0 million additional shares of Class A Common Stock in both October 2002 and May 2004, and an additional 20.0 million in both May 2005 and February 2007, increasing the total authorization under the share repurchase program to 68.0 million shares.  As of June 30, 2007, approximately 61.1 million shares have been purchased under this program.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information as of June 30, 2007 regarding the accelerated share repurchase program:

(In millions, except share and per share data)	Maturity-October 2007

Shares subject to cap	10,640,500
Cap price per share	$54.57
Maximum potential price adjustment subject to cap	$80.6
Shares not subject to cap	5,320,300
Estimated interim price adjustment at June 30, 2007	$8.5
Estimated impact of a $1 change in the VWAP	$16.0

Subsequent to June 30, 2007, the financial counterparty informed the Company that it had completed its obligation pursuant to the accelerated share repurchase program (see Note 19 – Unaudited Subsequent Events).

NOTE 13 – STOCK PROGRAMS

As of June 30, 2007, the Company has three active equity compensation plans which include the Amended and Restated Fiscal 2002 Share Incentive Plan, the Fiscal 1999 Share Incentive Plan and the Non-Employee Director Share Incentive Plan (collectively, the “Plans”).  These Plans currently provide for the issuance of 32,894,400 shares, which consist of shares originally provided for and shares transferred to the Plans from a previous plan and employment agreement, to be granted in the form of stock-based awards to key employees, consultants and non-employee directors of the Company.  As of June 30, 2007, approximately 8,532,300 shares of Class A Common Stock were reserved and available to be granted pursuant to these Plans.  The Company may satisfy the obligation of its stock-based compensation awards with either new or treasury shares.  The Company’s stock compensation awards outstanding at June 30, 2007 include stock options, performance share units (“PSU”), restricted stock units (“RSU”) and share units.

Stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of, stock options, PSUs, RSUs and share units.  Compensation expense attributable to net stock-based compensation for fiscal 2007 and 2006 was $43.2 million ($28.3 million after tax) and $35.7 million ($23.4 million after tax), respectively, or $.14 and $.11 for both basic and diluted net earnings per common share, respectively.  As of June 30, 2007 and 2006, the total unrecognized compensation cost related to nonvested stock-based awards was $30.4 million and $26.3 million, respectively, and the related weighted-average period over which it is expected to be recognized is approximately 1.8 years and 2.2 years, respectively.

Prior to the Company’s adoption of SFAS No. 123(R) in fiscal 2006, SFAS No. 123 required that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company’s stock-based awards had been determined in accordance with the fair value method prescribed therein.  The Company had previously adopted the disclosure portion of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” requiring quarterly SFAS No. 123 pro forma disclosure.  The pro forma charge for compensation cost related to stock-based awards granted was recognized over the service period.  For stock options, the service period represents the period of time between the date of grant and the date each option becomes exercisable without consideration of acceleration provisions (e.g., retirement, change of control, etc.).

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates the effect on net earnings per common share as if the fair value method had been applied to all outstanding awards for fiscal 2005:

		Year Ended
(In millions, except per share data)		June 30, 2005

Net earnings, as reported		$406.1
Deduct:	Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	21.8
Pro forma net earnings		$384.3

Earnings per common share:
Net earnings per common share – Basic, as reported		$1.80
Net earnings per common share – Basic, pro forma		$1.71

Net earnings per common share – Diluted, as reported		$1.78
Net earnings per common share – Diluted, pro forma		$1.67

Stock Options

A summary of the Company’s stock option programs as of June 30, 2007 and changes during the fiscal year then ended is presented below:

(Shares in thousands)	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value(1) (in millions)	Weighted-Average Contractual Life Remaining in Years
Outstanding at June 30, 2006	26,215.7	$39.53
Granted at fair value	1,684.3	39.68
Exercised	(5,001.9)	30.93
Expired	(202.6)	42.50
Forfeited	(123.5)	39.32
Outstanding at June 30, 2007	22,572.0	41.42	$129.8	4.4

Exercisable at June 30, 2007	18,747.6	41.89	$105.4	3.6

(1)       The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The exercise period for all stock options generally may not exceed ten years from the date of grant.  Stock option grants to individuals generally become exercisable in three substantively equal tranches over a service period of up to four years.  The Company attributes the value of option awards on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

The per-share weighted-average grant date fair value of stock options granted during fiscal 2007, 2006 and 2005 was $13.69, $11.87 and $16.45, respectively.  The total intrinsic value of stock options exercised during fiscal 2007, 2006 and 2005 was $72.3 million, $38.0 million and $73.2 million, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended June 30
	2007	2006	2005
Weighted-average expected stock-price volatility	24%	23%	32%
Weighted-average expected option life	8 years	8 years	7 years
Average risk-free interest rate	4.7%	4.3%	3.9%
Average dividend yield	1.2%	.9%	.7%

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Share Units

During fiscal 2007, the Company issued 119,000 PSUs, which will be settled in stock subject to the achievement of the Company’s net sales and net earnings per share goals for the three years ending June 30, 2009.  Settlement will be made pursuant to a range of opportunities relative to the net sales and net earnings per share targets of the Company and, as such, the compensation cost of the PSU is subject to adjustment based upon the attainability of these target goals.  No settlement will occur for results below the applicable minimum threshold and additional shares shall be issued if performance exceeds the targeted performance goals.  PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSU.  These awards are subject to the provisions of the agreement under which the PSUs are granted.  The PSUs were valued at the closing market value of the Company’s Class A Common Stock on the date of grant and generally vest at the end of the performance period.

The following is a summary of the status of the Company’s PSUs as of June 30, 2007 and activity during the fiscal year then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value
Nonvested at June 30, 2006	111.1	$35.00
Granted	119.0	39.56
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2007	230.1	$37.36

Restricted Stock Units

The Company granted approximately 603,100 RSUs during fiscal 2007, of which 332,800 are scheduled to vest on October 31, 2007, 173,500 on October 31, 2008 and 96,800 on November 2, 2009, all subject to the continued employment or retirement of the grantees.  Certain RSUs granted in fiscal 2007 are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the RSU and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.  Other RSUs granted in fiscal 2007 are not accompanied by dividend equivalent rights and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant less the discounted present value of the dividends expected to be paid on the shares during the vesting period.

The following is a summary of the status of the Company’s RSUs as of June 30, 2007 and activity during the fiscal year then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value
Nonvested at June 30, 2006	111.1	$35.00
Granted	603.1	39.21
Vested	(37.0)	35.00
Forfeited	(17.8)	39.27
Nonvested at June 30, 2007	659.4	$38.74

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share Units

The Company grants share units to certain non-employee directors under the Non-Employee Director Share Incentive Plan.  The share units are convertible into shares of Class A Common Stock as provided for in that plan.  Share units are accompanied by dividend equivalent rights that are converted to additional share units when such dividends are declared.  The following is a summary of the status of the Company’s share units as of June 30, 2007 and activity during the fiscal year then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value
Outstanding at June 30, 2006	13.1	$36.79
Granted	4.3	40.35
Dividend equivalents	0.2	41.25
Converted	(3.8)	37.98
Outstanding at June 30, 2007	13.8	$37.65

Cash Units

Certain non-employee directors defer cash compensation in the form of cash payout share units, which are not subject to the Plans.  These cash units are classified as liabilities and, as such, their fair value is adjusted to reflect the current market value of the Company’s Class A Common Stock.  The Company recorded $0.8 million, $0.5 million and $0.1 million as compensation expense to reflect additional deferrals and the change in the market value for fiscal 2007, 2006 and 2005, respectively.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The following table summarizes scheduled maturities of the Company’s contractual obligations for which cash flows are fixed and determinable as of June 30, 2007:

		Payments Due in Fiscal
	Total	2008	2009	2010	2011	2012	Thereafter
	(In millions)

Debt service (1)	$2,198.7	$122.4	$63.6	$62.6	$61.9	$304.4	$1,583.8
Operating lease commitments (2)	1,240.6	166.3	156.6	139.8	118.9	103.3	555.7
Unconditional purchase obligations (3)	1,553.0	1,046.1	132.5	99.9	63.9	36.9	173.7
Total contractual obligations	$4,992.3	$1,334.8	$352.7	$302.3	$244.7	$444.6	$2,313.2

(1)       Includes long-term and short-term debt and the related projected interest costs, and to a lesser extent, capital lease commitments.  Refer to Note 8 - Debt.

(2)       Total rental expense included in the accompanying consolidated statements of earnings was $201.6 million in fiscal 2007, $182.9 million in fiscal 2006 and $179.5 million in fiscal 2005.

(3)       Unconditional purchase obligations primarily include inventory commitments, estimated future earn-out payments, estimated royalty payments pursuant to license agreements, advertising commitments, capital improvement commitments, planned funding of pension and other post-retirement benefit obligations, commitments pursuant to executive compensation arrangements and obligations related to the Company’s cost savings initiative.  Future earn-out payments and future royalty and advertising commitments were estimated based on planned future sales for the term that was in effect at June 30, 2007, without consideration for potential renewal periods.

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

On March 30, 2005, the United States District Court for the Northern District of California entered into a Final Judgment approving the settlement agreement the Company entered into in July 2003 with the plaintiffs, the other Manufacturer Defendants (as defined below) and the Department Store Defendants (as defined below) in a consolidated class action lawsuit that had been pending in the Superior Court of the State of California in Marin County since 1998.  On April 29, 2005, notices of appeal were filed by representatives of two members of the purported class of consumers.  One of those appeals has since been withdrawn.  If the appeal is resolved satisfactorily, the Final Judgment will result in the plaintiffs’ claims being dismissed, with prejudice, in their entirety in both the Federal and California actions.  There has been no finding or admission of any wrongdoing by the Company in this lawsuit.  The Company entered into the settlement agreement solely to avoid protracted and costly litigation.  In connection with the settlement agreement, the defendants, including the Company, will provide consumers with certain free products and pay the plaintiffs’ attorneys’ fees.  To meet its obligations under the settlement, the Company took a special pre-tax charge of $22.0 million, or $13.5 million after-tax, equal to $.06 per diluted common share in the fourth quarter of fiscal 2003.  At June 30, 2007, the remaining accrual balance was $16.3 million.  The charge did not have a material adverse effect on the Company’s consolidated financial condition.  In the Federal action, the plaintiffs, purporting to represent a class of all U.S. residents who purchased prestige cosmetics products at retail for personal use from eight department stores groups that sold such products in the United States (the “Department Store Defendants”), alleged that the Department Store Defendants, the Company and eight other manufacturers of cosmetics (the “Manufacturer Defendants”) conspired to fix and maintain retail prices and to limit the supply of prestige cosmetics products sold by the Department Store Defendants in violation of state and Federal laws. The plaintiffs sought, among other things, treble damages, equitable relief, attorneys’ fees, interest and costs.

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

On March 30, 2006, a purported securities class action complaint captioned Thomas S. Shin, et al. v. The Estée Lauder Companies Inc., et al., was filed against the Company and certain of its officers and directors (collectively the “Defendants”) in the United States District Court for the Southern District of New York.  The complaint alleged that the Defendants made statements during the period April 28, 2005 to October 25, 2005 in press releases, the Company’s public filings and during conference calls with analysts that were materially false and misleading and that artificially inflated the price of the Company’s stock.  The complaint alleged claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  The complaint also asserted that during the class period, certain executive officers and the trust for the benefit of a director sold shares of the Company’s Class A Common Stock at artificially inflated prices.  Three additional purported securities class action complaints were subsequently filed in the United States District Court for the Southern District of New York containing similar allegations.  On July 10, 2006, the Court consolidated these actions under the caption In re: Estée Lauder Companies Securities Litigation, appointed lead plaintiff, and approved the selection of lead counsel.  A consolidated amended complaint addressing the same issues as the original complaint was filed on September 8, 2006.  The Defendants filed a motion to dismiss the amended complaint on November 7, 2006.  On May 21, 2007, the Court granted the motion to dismiss and gave plaintiff until June 4, 2007 to file an amended complaint.  The plaintiff did not file an amended complaint by the deadline.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 10, 2006, a shareholder derivative action complaint captioned Miriam Loveman v. Leonard A. Lauder, et al., was filed against certain of the Company’s officers and all of its directors as of that date (collectively the “Derivative Action Defendants”) in the United States District Court for the Southern District of New York.  The complaint alleged that the Derivative Action Defendants breached their fiduciary duties to the Company based on the same alleged course of conduct identified in the complaint described above.  On May 2, 2007, the judge granted the Derivative Action Defendants’ motion to dismiss because the plaintiff failed to satisfy the requirement under Delaware law that she make a demand on the Board of Directors to pursue litigation on behalf of the Company prior to initiating the litigation herself.  The plaintiff has not taken any further action with respect to this matter.

NOTE 15 – NET UNREALIZED INVESTMENT GAINS

Under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), available-for-sale securities are recorded at market value.  Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a component of stockholders’ equity until realized.  The Company’s investments subject to the provisions of SFAS No. 115 are treated as available-for-sale and, accordingly, the applicable investments have been adjusted to market value with a corresponding adjustment, net of tax, to net unrealized investment gains in accumulated other comprehensive income.  Included in accumulated other comprehensive income was an unrealized investment gain (net of deferred taxes) of $0.8 million and $0.5 million at June 30, 2007 and 2006, respectively.

NOTE 16 – STATEMENT OF CASH FLOWS

Supplemental cash flow information related to certain non-cash investing and financing transactions for fiscal 2007, 2006 and 2005 is as follows:

	2007	2006	2005
		(In millions)
Incremental tax benefit from the exercise of stock options	$16.0	$6.4	$19.7
Change in liability associated with acquisition of business	$2.1	$(36.1)	$38.2
Capital lease obligations incurred	$5.1	$1.5	$10.9
Accrued dividend equivalents	$0.2	$0.1	$—
Interest rate swap derivative mark to market	$0.6	$(16.5)	$9.6

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended June 30
	2007	2006	2005
	(In millions)
PRODUCT CATEGORY DATA
Net Sales:
Skin Care	$2,601.0	$2,400.8	$2,352.1
Makeup	2,712.7	2,504.2	2,366.8
Fragrance	1,308.6	1,213.3	1,260.6
Hair Care	377.1	318.7	273.9
Other	38.1	26.8	26.6
	$7,037.5	$6,463.8	$6,280.0

Depreciation and Amortization:
Skin Care	$75.4	$71.1	$70.6
Makeup	84.6	81.3	78.1
Fragrance	36.7	35.4	38.5
Hair Care	9.3	9.8	7.8
Other	1.2	0.8	0.8
	$207.2	$198.4	$195.8
Operating Income (Loss):
Skin Care	$341.5	$346.4	$365.8
Makeup	339.3	329.4	301.1
Fragrance	28.1	7.7	35.8
Hair Care	42.5	26.5	22.8
Other	(0.4)	1.7	1.3
Special charges related to cost savings initiative	(1.1)	(92.1)	—
	749.9	619.6	726.8

Reconciliation:
Interest expense, net	(38.9)	(23.8)	(13.9)
Earnings before income taxes, minority interest and discontinued operations	$711.0	$595.8	$712.9

GEOGRAPHIC DATA
Net Sales:
The Americas	$3,560.9	$3,446.4	$3,351.1
Europe, the Middle East & Africa	2,493.4	2,147.7	2,109.1
Asia/Pacific	983.2	869.7	819.8
	$7,037.5	$6,463.8	$6,280.0

Operating Income (Loss):
The Americas	$336.4	$344.1	$366.2
Europe, the Middle East & Africa	321.4	297.5	305.3
Asia/Pacific	93.2	70.1	55.3
Special charges related to cost savings initiative	(1.1)	(92.1)	—
	$749.9	$619.6	$726.8

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30
	2007	2006	2005
	(In millions)
Total Assets:
The Americas	$2,534.5	$2,305.9	$2,149.8
Europe, the Middle East & Africa	1,268.1	1,175.0	1,432.6
Asia/Pacific	323.1	303.2	303.4
	$4,125.7	$3,784.1	$3,885.8

Long-Lived Assets (property, plant and equipment, net):
The Americas	$580.1	$500.5	$463.1
Europe, the Middle East & Africa	250.7	213.2	192.9
Asia/Pacific	50.0	44.3	38.2
	$880.8	$758.0	$694.2

NOTE 18 – UNAUDITED QUARTERLY FINANCIAL DATA

The following summarizes the unaudited quarterly operating results of the Company for the years ended June 30, 2007 and 2006:

	Quarter Ended
	September 30	December 31	March 31	June 30	Total Year
	(In millions, except per share data)

Fiscal 2007
Net sales	$1,593.5	$1,991.1	$1,690.5	$1,762.4	$7,037.5
Gross profit	1,165.4	1,492.1	1,264.5	1,340.7	5,262.7
Operating income	99.9	332.4	156.7	160.9	749.9
Net earnings from continuing operations	58.0	208.5	93.8	88.4	448.7
Net earnings	58.3	208.4	93.9	88.6	449.2

Net earnings per common share from continuing operations:
Basic	.28	1.00	.46	.46	2.20
Diluted	.27	.99	.45	.45	2.16

Net earnings per common share:
Basic	.28	1.00	.46	.46	2.20
Diluted	.27	.99	.45	.45	2.16

Fiscal 2006 (a)(b)
Net sales	$1,497.1	$1,783.9	$1,578.2	$1,604.6	$6,463.8
Gross profit	1,077.6	1,325.4	1,166.7	1,207.5	4,777.2
Operating income	105.1	250.7	116.3	147.5	619.6
Net earnings from continuing operations	61.8	150.4	63.2	49.1	324.5
Net earnings	58.5	81.7	59.5	44.5	244.2

Net earnings per common share from continuing operations:
Basic	.28	.70	.30	.23	1.51
Diluted	.28	.70	.29	.23	1.49

Net earnings per common share:
Basic	.26	.38	.28	.21	1.14
Diluted	.26	.38	.28	.21	1.12

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a) Fiscal 2006 results included $93.0 million, after-tax, or $.43 per diluted share in special charges related to the Company’s cost savings initiative and tax-related matters.  Included in the charges was an operating expense charge of $92.1 million, equal to $.27 per diluted common share related to the cost savings initiative.  The results also included a special tax charge related to a settlement with the IRS regarding an examination of the Company’s consolidated Federal income tax returns for fiscal years 1998 through 2001, and represents the aggregate earnings impact of the settlement through fiscal 2006.  The settlement resulted in an increase to the Company’s fiscal 2006 income tax provision and a corresponding decrease in fiscal 2006 net earnings of approximately $46 million, or approximately $.21 per diluted common share.  During the fourth quarter of fiscal 2006, the Company completed the repatriation of foreign earnings through intercompany dividends under the provisions of the AJCA.  In connection with the repatriation, the Company updated the computation of the related aggregate tax impact, resulting in a favorable adjustment of approximately $11 million, or approximately $.05 per diluted common share, to the Company’s initial tax charge of $35 million recorded in fiscal 2005.  The tax settlement, coupled with the AJCA favorable tax adjustment, resulted in a net increase to the Company’s fiscal 2006 income tax provision and a corresponding decrease in fiscal 2006 net earnings of approximately $35 million, or approximately $.16 per diluted common share.

(b) In April 2006, the Company completed the sale of certain assets and operations of the reporting unit that marketed and sold Stila brand products.

NOTE 19 – UNAUDITED SUBSEQUENT EVENTS

In July 2007, the Company acquired Ojon Corporation, which markets and sells Ojon hair care and skin care products primarily through direct response television and specialty stores.  In August 2007, the Company sold Rodan + Fields back to its founders.

In August 2007, pursuant to the Company’s accelerated share repurchase program (see Note 12 — Common Stock), the financial counterparty informed the Company that it had completed its obligations under the agreement.  The per-share price paid by the Company at inception of the program exceeded the final VWAP.  Accordingly, the Company received 97,417 shares of its common stock from the financial counterparty as a price adjustment and final settlement, which was recorded as treasury stock and additional paid-in capital in the consolidated balance sheet.

THE ESTÉE LAUDER COMPANIES INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended June 30, 2007

(In millions)

COL. A	COL. B	COL. C		COL. D		COL. E
		Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	Deductions		Balance at End of Period

Reserves deducted in the balance sheet from the assets to which they apply:

Allowance for doubtful accounts and customer deductions:

Year ended June 30, 2007	$27.1	$14.4	$—	$18.2	(a)	$23.3

Year ended June 30, 2006	$28.9	$10.2	$—	$12.0	(a)	$27.1

Year ended June 30, 2005	$30.1	$11.4	$—	$12.6	(a)	$28.9

Accrued restructuring and special charges:

Year ended June 30, 2007	$88.0	$1.1	$—	$49.2		$39.9

Year ended June 30, 2006	$21.9	$92.1	$—	$26.0		$88.0

Year ended June 30, 2005	$32.7	$—	$—	$10.8		$21.9

(a)       Includes amounts written-off, net of recoveries.

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

4.3	Global Note for the 6% Senior Notes due 2012 (filed as Exhibit 4.3 to our quarterly report on Form 10-Q for the quarter ended December 31, 2001) (SEC File No. 1-14064).*

4.4

Officers’ Certificate, dated September 29, 2003, defining certain terms of the 5.75% Senior Notes due 2033 (filed as Exhibit 4.2 to our current report on Form 8-K dated September 29, 2003) (SEC File No. 1-14064).*

4.5	Global Note for 5.75% Senior Notes due 2033 (filed as Exhibit 4.3 to our current report on Form 8-K dated September 29, 2003) (SEC File No. 1-14064).*

4.6	Officers’ Certificate, dated May 1, 2007, defining certain terms of the 5.550% Senior Notes due 2017 (filed as Exhibit 4.1 to our current report on Form 8-K dated May 1, 2007) (SEC File No. 1-14064).*

4.7	Global Note for 5.550% Senior Notes due 2017 (filed as Exhibit 4.3 to our current report on Form 8-K dated May 1, 2007) (SEC File No. 1-14064).*

4.8	Officers’ Certificate, dated May 1, 2007, defining certain terms of the 6.000% Senior Notes due 2037 (filed as Exhibit 4.2 to our current report on Form 8-K dated May 1, 2007) (SEC File No. 1-14064).*

4.9	Global Note for 6.000% Senior Notes due 2037 (filed as Exhibit 4.4 to our current report on Form 8-K dated May 1, 2007) (SEC File No. 1-14064).*

10.1	Stockholders’ Agreement, dated November 22, 1995 (filed as Exhibit 10.1 to our Annual Report on Form 10-K for the year ended June 30, 2003) (SEC File No. 1-14064).*

10.1a	Amendment No. 1 to Stockholders’ Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1996) (SEC File No. 1-14064).*

10.1b	Amendment No. 2 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1996) (SEC File No. 1-14064).*

10.1c	Amendment No. 3 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997) (SEC File No. 1-14064).*

10.1d	Amendment No. 4 to Stockholders’ Agreement (filed as Exhibit 10.1d to our Annual Report on Form 10-K for the year ended June 30, 2000) (SEC File No. 1-14064).*

10.1e	Amendment No. 5 to Stockholders’ Agreement (filed as Exhibit 10.1e to our Annual Report on Form 10-K for the year ended June 30, 2002) (SEC File No. 1-14064).*

10.1f	Amendment No. 6 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004) (SEC File No. 1-14064).*

10.2	Registration Rights Agreement, dated November 22, 1995 (filed as Exhibit 10.2 to our Annual Report on Form 10-K for the year ended June 30, 2003) (SEC File No. 1-14064).*

10.2a	First Amendment to Registration Rights Agreement (filed as Exhibit 10.3 to our Annual Report on Form 10-K for the year ended June 30, 1996) (SEC File No. 1-14064).*

10.2b	Second Amendment to Registration Rights Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997) (SEC File No. 1-14064).*

10.2c	Third Amendment to Registration Rights Agreement (filed as Exhibit 10.2c to our Annual Report on Form 10-K for the year ended June 30, 2001) (SEC File No. 1-14064).*

10.2d	Fourth Amendment to Registration Rights Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2003) (SEC File No. 1-14064).*

10.3	Fiscal 1996 Share Incentive Plan (filed as Exhibit 10.3 to our Annual Report on Form 10-K for the year ended June 30, 2003) (SEC File No. 1-14064).* †

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

10.10	Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K dated June 28, 2007) (SEC File No. 1-14064).*†

10.11	Employment Agreement with Daniel J. Brestle (filed as Exhibit 10.2 to our Current Report on Form 8-K/A dated December 13, 2004; filed February 10, 2005) (SEC File No. 1-14064).* †

10.11a

Option Agreement, dated November 16, 1995, with Daniel J. Brestle (Schedule A to Mr. Brestle’s 1995 employment agreement) (filed as Exhibit 10.11b to our Annual Report on Form 10-K for the year ended June 30, 2003) (SEC File No. 1-14064).* †

10.12	Employment Agreement with Patrick Bousquet-Chavanne (filed as Exhibit 10.12 to our Annual Report on Form 10-K for the year ended June 30, 2005).* †

10.13	Employment Agreement with Philip A. Shearer (filed as Exhibit 10.2 to our Current Report on Form 8-K, dated September 21, 2004) (SEC File No. 1-14064).* †

10.14	Employment Agreement with Richard W. Kunes (filed as Exhibit 10.4 to our Quarterly Report on 10-Q for the quarter ended September 30, 2006) (SEC file No. 1-14064).* †

10.15	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (filed as Exhibit 10.14 to our Annual Report on Form 10-K for the year ended June 30, 2001) (SEC File No. 1-14064).* †

10.16	Form of Deferred Compensation Agreement (stock-based) with Outside Directors (filed as Exhibit 10.15 to our Annual Report on Form 10-K for the year ended June 30, 2001) (SEC File No. 1-14064).* †

10.17	Non-Employee Director Share Incentive Plan (filed as Exhibit 4(d) to our Registration Statement on Form S-8 (No. 333-49606) filed on November 9, 2000).* †

10.17a	Amendment to Non-Employee Director Share Incentive Plan (filed as Exhibit 10.16a to our Annual Report on Form 10-K for the year ended June 30, 2005).* †

10.17b

Form of Stock Option Agreement for Annual Stock Option Grants under Non-Employee Director Share Incentive Plan (filed as Exhibit 10.16a to our Annual Report on Form 10-K for the year ended June 30, 2004) (SEC File No. 1-14064).* †

10.17c

Form of Stock Option Agreement for Elective Stock Option Grants under Non-Employee Director Share Incentive Plan (filed as Exhibit 10.16b to our Annual Report on Form 10-K for the year ended June 30, 2004) (SEC File No. 1-14064).* †

10.18	Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K dated November 10, 2005) (SEC File No. 1-14064).* †

10.18a	Form of Stock Option Agreement under Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q dated May 4, 2006) (SEC File No. 1-14064).* †

10.18b

Form of Performance Share Unit Award Agreement Under The Estee Lauder Companies Inc. Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 26, 2005) (SEC File No. 1-14064).* †

10.18c

Form of Restricted Stock Unit Agreement Under The Estee Lauder Companies Inc. Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated September 26, 2005). * †

10.18d

Form of Performance Share Unit Award Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 25, 2006) (SEC File No. 1-14064).* †

10.18e

Form of Restricted Stock Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 25, 2006) (SEC File No. 1-14064).* †

10.18f

Form of Restricted Stock Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 25, 2006) (SEC File No. 1-14064).* †

10.19	Summary of Compensation For Non-Employee Directors of the Company (filed as Exhibit 10.1 to our Current Report on Form 8-K dated May 17, 2005) (SEC File No. 1-14064).* †

10.20

Overnight Share Repurchase Agreement, dated March 6, 2007, between The Estée Lauder Companies Inc. and Bank of America, N.A. (filed as Exhibit 10.2 to our Registration Statement on Form S-3 (No. 333-142342) on April 25, 2007) (SEC File No. 1-14064).*

10.21

$750 Million Credit Agreement, dated April 26, 2007, by and among The Estée Lauder Companies Inc., Estee Lauder Inc., the Eligible Subsidiaries, as defined therein, the lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent (“JPMCB”), Bank of America N.A. and Citibank, N.A., as syndication agents, Bank of Tokyo-Mitsubishi Trust Company and BNP Paribas, as documentation agents and Citigroup Global Markets Inc. and JPMCB, as joint bookrunners and joint lead arrangers (filed as Exhibit 10.1 to our current report on Form 8-K dated April 26, 2007) (SEC File No. 1-14064).*

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