Form 10-Q
period 2007-09-30
ESTEE LAUDER COMPANIES INC
filed 2007-10-25
CIK 1001250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

At October 19, 2007, 113,780,941 shares of the registrant’s Class A Common Stock, $.01 par value, and 79,217,261 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended September 30
	2007	2006
	(In millions, except per share data)

Net Sales	$1,710.1	$1,593.5
Cost of sales	455.8	428.1

Gross Profit	1,254.3	1,165.4

Operating expenses:
Selling, general and administrative	1,176.1	1,065.0
Special charges related to cost savings initiative	0.3	0.5
	1,176.4	1,065.5

Operating Income	77.9	99.9

Interest expense, net	18.4	6.7

Earnings before Income Taxes, Minority Interest and Discontinued Operations	59.5	93.2

Provision for income taxes	21.1	33.4
Minority interest, net of tax	0.7	(1.8)
Net Earnings from Continuing Operations	39.1	58.0

Discontinued operations, net of tax	—	0.3
Net Earnings	$39.1	$58.3

Basic net earnings per common share:
Net earnings from continuing operations	$.20	$.28
Discontinued operations, net of tax	—	.00
Net earnings	$.20	$.28

Diluted net earnings per common share:
Net earnings from continuing operations	$.20	$.27
Discontinued operations, net of tax	—	.00
Net earnings	$.20	$.27

Weighted-average common shares outstanding:
Basic	194.0	211.1
Diluted	197.2	213.6

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED BALANCE SHEETS

	September 30 2007	June 30 2007
	(Unaudited)
	($ in millions)
ASSETS
Current Assets
Cash and cash equivalents	$211.4	$253.7
Accounts receivable, net	1,062.4	860.5
Inventory and promotional merchandise, net	968.5	855.8
Prepaid expenses and other current assets	285.5	269.4
Total current assets	2,527.8	2,239.4

Property, Plant and Equipment, net	917.4	880.8

Other Assets
Investments, at cost or market value	22.3	22.2
Goodwill and other intangible assets, net	901.1	764.7
Other assets, net	244.3	218.6
Total other assets	1,167.7	1,005.5
Total assets	$4,612.9	$4,125.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$396.3	$60.4
Accounts payable	314.5	314.7
Accrued income taxes	25.7	161.7
Other accrued liabilities	1,035.0	963.9
Total current liabilities	1,771.5	1,500.7

Noncurrent Liabilities
Long-term debt	1,062.4	1,028.1
Other noncurrent liabilities	534.1	376.6
Total noncurrent liabilities	1,596.5	1,404.7

Minority Interest	21.5	21.3

Stockholders’ Equity
Common stock, $.01 par value; 650,000,000 shares Class A authorized; shares issued: 176,021,234 at September 30, 2007 and 173,365,104 at June 30, 2007; 240,000,000 shares Class B authorized; shares issued and outstanding: 79,217,261 at September 30, 2007 and 81,804,761 at June 30, 2007	2.6	2.6
Paid-in capital	827.7	801.7
Retained earnings	2,757.5	2,731.5
Accumulated other comprehensive income	85.6	54.7
	3,673.4	3,590.5
Less: Treasury stock, at cost; 62,248,591 Class A shares at September 30, 2007 and 60,841,674 Class A shares at June 30, 2007	(2,450.0)	(2,391.5)
Total stockholders’ equity	1,223.4	1,199.0
Total liabilities and stockholders’ equity	$4,612.9	$4,125.7

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30
	2007	2006
	(In millions)

Cash Flows from Operating Activities
Net earnings	$39.1	$58.3
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	59.0	50.9
Deferred income taxes	(6.4)	(6.0)
Minority interest, net of tax	(0.7)	1.8
Non-cash stock-based compensation	18.9	14.8
Excess tax benefits from stock-based compensation arrangements	—	(0.1)
Loss on disposal of fixed assets	2.4	1.4
Discontinued operations, net of tax	—	(0.3)
Other non-cash items	0.2	0.2
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(174.6)	(209.2)
Increase in inventory and promotional merchandise, net	(84.9)	(68.8)
Increase in other assets, net	(12.1)	(13.8)
Increase (decrease) in accounts payable	(11.5)	39.9
Increase (decrease) in accrued income taxes	(11.5)	13.6
Increase in other accrued liabilities	45.6	48.7
Increase (decrease) in other noncurrent liabilities	3.7	(1.5)
Net cash flows used for operating activities of continuing operations	(132.8)	(70.1)
Net cash flows used for operating activities of discontinued operations	—	(1.2)
Net cash flows used for operating activities	(132.8)	(71.3)

Cash Flows from Investing Activities
Capital expenditures	(78.5)	(67.3)
Acquisition of businesses and other intangible assets, net of cash acquired	(116.4)	(56.7)
Purchases of long-term investments	(0.4)	(0.3)
Net cash flows used for investing activities	(195.3)	(124.3)

Cash Flows from Financing Activities
Increase in short-term debt, net	335.5	115.3
Repayments and redemptions of long-term debt	(1.3)	(0.4)
Net proceeds from stock-based compensation transactions	2.7	3.6
Excess tax benefits from stock-based compensation arrangements	—	0.1
Payments to acquire treasury stock	(54.4)	(110.5)
Distributions made to minority holders of consolidated subsidiaries	—	(1.4)
Net cash flows provided by financing activities	282.5	6.7

Effect of Exchange Rate Changes on Cash and Cash Equivalents	3.3	1.0

Net Decrease in Cash and Cash Equivalents	(42.3)	(187.9)
Cash and Cash Equivalents at Beginning of Period	253.7	368.6
Cash and Cash Equivalents at End of Period	$211.4	$180.7

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of The Estée Lauder Companies Inc. and its subsidiaries (collectively, the “Company”) as continuing operations, with the exception of the operating results of its reporting unit that marketed and sold Stila brand products, which have been reflected as discontinued operations for the three-month period ended September 30, 2006. All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.

Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to current period presentation for comparative purposes.

Net Earnings Per Common Share

For the three month periods ended September 30, 2007 and 2006, net earnings per common share (“basic EPS”) is computed by dividing net earnings by the weighted-average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions). Net earnings per common share assuming dilution (“diluted EPS”) is computed by reflecting potential dilution from stock-based awards.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three Months Ended September 30
	2007	2006
	(Unaudited)
	(In millions, except per share data)
Numerator:
Net earnings from continuing operations	$39.1	$58.0
Discontinued operations, net of tax	—	0.3
Net earnings	$39.1	$58.3

Denominator:
Weighted-average common shares outstanding – Basic	194.0	211.1
Effect of dilutive stock options	2.7	2.4
Effect of restricted stock units	0.5	0.1
Weighted-average common shares outstanding – Diluted	197.2	213.6

Basic net earnings per common share:
Net earnings from continuing operations	$.20	$.28
Discontinued operations, net of tax	—	.00
Net earnings	$.20	$.28

Diluted net earnings per common share:
Net earnings from continuing operations	$.20	$.27
Discontinued operations, net of tax	—	.00
Net earnings	$.20	$.27

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2007 and 2006, outstanding options to purchase 10.1 million and 15.1 million shares, respectively, of Class A Common Stock were not included in the computation of diluted EPS because their inclusion would be anti-dilutive. As of September 30, 2007 and 2006, 0.3 million and 0.2 million, respectively, of performance share units have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 4 – Stock Programs.

Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information for the three months ended September 30, 2007 and 2006 were as follows:

	2007	2006
	(Unaudited)
	(In millions)
Cash
Cash paid during the period for interest	$10.9	$10.1
Cash paid during the period for income taxes	$38.1	$30.0

Non-cash investing and financing activities
Long-term debt issued upon acquisition of business	$23.8	$—
Change in liability associated with acquisitions	$3.6	$—
Incremental tax benefit from the exercise of stock options	$0.2	$0.3
Capital lease obligations incurred	$0.2	$0.2
Accrued distributions to minority holders	$—	$0.6
Interest rate swap derivative mark to market	$(9.0)	$(6.9)

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions of $23.7 million and $23.3 million as of September 30, 2007 and June 30, 2007, respectively.

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

	September 30 2007	June 30 2007
	(Unaudited)
	(In millions)
Inventory and promotional merchandise, net consists of:
Raw materials	$173.4	$179.5
Work in process	44.0	49.2
Finished goods	540.1	431.3
Promotional merchandise	211.0	195.8
	$968.5	$855.8

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, Plant and Equipment

Property, plant and equipment, including leasehold and other improvements that extend an asset’s useful life or productive capabilities, are carried at cost less accumulated depreciation and amortization. The cost of assets related to projects in progress of $81.0 million and $72.1 million as of September 30, 2007 and June 30, 2007, respectively, is included in their respective asset categories in the table below. For financial statement purposes, depreciation is provided principally on the straight-line method over the estimated useful lives of the assets ranging from 3 to 40 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lives of the respective leases or the expected useful lives of those improvements.

	September 30 2007	June 30 2007
	(Unaudited)
	(In millions)
Assets (Useful Life)
Land	$14.5	$14.4
Buildings and improvements (10 to 40 years)	170.6	167.5
Machinery and equipment (3 to 10 years)	950.8	905.0
Furniture and fixtures (5 to 10 years)	103.7	108.2
Leasehold improvements	965.6	917.2
	2,205.2	2,112.3
Less accumulated depreciation and amortization	1,287.8	1,231.5
	$917.4	$880.8

Depreciation and amortization of property, plant and equipment was $54.0 million and $48.7 million during the three months ended September 30, 2007 and 2006, respectively. Depreciation and amortization related to the Company’s manufacturing process is included in cost of sales and all other depreciation and amortization is included in selling, general and administrative expenses in the accompanying consolidated statements of earnings.

Goodwill and Other Intangible Assets

In July 2007, the Company acquired Ojon Corporation, which markets and sells Ojon hair care and skin care products primarily through direct response television and specialty stores (see Note 3 – Acquisition of Businesses). Concurrent with this acquisition and under a separate agreement, the Company purchased, from an unrelated party, the exclusive rights to sell and distribute Ojon products worldwide. During the first quarter of fiscal 2008, the Company also acquired a business engaged in the wholesale distribution and retail sale of Aveda products. These activities resulted in an increase to goodwill and other intangible assets of $136.7 million as of September 30, 2007.

Debt

In connection with the purchase of Ojon Corporation, the Company issued $20.5 million of long-term promissory notes, with a September 30, 2007 present value of $23.8 million (see Note 3 – Acquisition of Businesses). In addition, the Company had $360.5 million of commercial paper outstanding at September 30, 2007, which was issued primarily for general corporate purposes and to fund the initial purchase price related to the acquisition of Ojon.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pension and Post-retirement Benefit Plans

The Company maintains pension plans covering substantially all of its full-time employees for its U.S. operations and a majority of its international operations. The Company also maintains a domestic post-retirement benefit plan which provides certain medical and dental benefits to eligible employees. Descriptions of these plans are discussed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.

The components of net periodic benefit cost for the three months ended September 30, 2007 and 2006 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement

	2007	2006	2007	2006	2007	2006
(Unaudited)
(In millions)
Service cost, net	$4.9	$4.6	$3.9	$3.9	$1.0	$1.2
Interest cost	6.6	6.3	3.5	3.2	1.6	1.7
Expected return on plan assets	(7.9)	(7.2)	(3.6)	(3.4)	—	—
Amortization of:
Prior service cost	0.2	0.2	0.1	0.1	—	—
Actuarial loss	0.4	0.4	1.5	1.9	0.1	0.2
Net periodic benefit cost	$4.2	$4.3	$5.4	$5.7	$2.7	$3.1

The Company previously disclosed in its consolidated financial statements for the fiscal year ended June 30, 2007 that it expected to make cash contributions totaling $20.0 million to its trust based, noncontributory qualified defined benefit pension plan (“U.S. Qualified Plan”) and $21.0 million to its international defined benefit pension plans during the fiscal year ending June 30, 2008. As of September 30, 2007, there have not been material changes to the expected contributions to the U.S. Qualified Plan. However, the expected contributions to the international defined benefit pension plans are anticipated to increase $3.4 million to a total of $24.4 million for the fiscal year ending June 30, 2008.

Common Stock

During the three months ended September 30, 2007, 2,587,500 shares of the Company’s Class B Common Stock were converted into Class A Common Stock.

In August 2007, pursuant to the Company’s accelerated share repurchase program, the financial counterparty informed the Company that it had completed its obligations under the agreement. The per-share price paid by the Company at inception of the program exceeded the final volume weighted average price per share, as defined by the contract. Accordingly, the Company received 97,417 shares of its Class A Common Stock from the financial counterparty as a price adjustment and final settlement, which was recorded as treasury stock and additional paid-in capital in the consolidated balance sheet.

Pursuant to the Company’s share repurchase program, during the three months ended September 30, 2007, it purchased approximately 1.3 million shares for $54.4 million.

Management Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The Company’s most critical accounting policies relate to revenue recognition, concentration of credit risk, inventory, pension and other postretirement benefit costs, goodwill and other intangible assets, income taxes, derivatives and stock-based compensation. Descriptions of these policies are discussed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a two-step evaluation process for tax positions taken, or expected to be taken, in a tax return. The first step is recognition and the second is measurement. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, disclosures, transition and accounting for interim periods. The Company adopted the provisions of FIN 48 effective July 1, 2007. As a result, the Company recognized an increase in the liability for unrecognized tax benefits and interest of approximately $13.1 million (net of tax effect), which, as required, was accounted for as a reduction to the July 1, 2007 balance of retained earnings.

As of July 1, 2007, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled approximately $142.7 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was approximately $106.5 million. The Company has elected to continue its historical practice of classifying applicable interest and penalties as a component of the provision for income taxes. The Company’s gross accrual for interest and penalties related to unrecognized tax benefits was approximately $42.0 million upon adoption of FIN 48. Interest is computed on the difference between the Company’s uncertain tax benefit positions under FIN 48 and the amount reflected or expected to be reflected in the Company’s tax returns. Adoption of FIN 48 also resulted in a reclassification of approximately $140.2 million of tax and related interest liabilities (net of tax effect) from accrued income taxes to other noncurrent liabilities because payment of cash is not anticipated within one year of the balance sheet date.

Earnings from the Company’s global operations are subject to tax in various jurisdictions both within and outside the United States. The Company provides tax reserves for U.S. federal, state, local and international unrecognized tax benefits for periods subject to audit. The Company believes that the tax reserves are adequate for all years subject to examination. The Company is currently subject to a U.S. federal tax audit as well as examinations in several state, local, and international jurisdictions. These audits and examinations are in various stages of completion and involve complex issues, including transfer pricing, that may require an extended period of time for resolution. It is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease during the next twelve months. However, because these issues are complex and the level and disposition of such issues are subject to change, the range of reasonably possible change cannot be estimated at this time.

The tax years subject to examination vary depending on the tax jurisdiction. As of July 1, 2007, the following tax years remain subject to examination by the major tax jurisdictions indicated:

Major Jurisdiction	Open Fiscal Years

Belgium	2004–2007
Canada	1996–1997, 2000–2007
France	2004–2007
Germany	1999–2007
Japan	2006–2007
Korea	2002–2007
Spain	1999–2007
Switzerland	2004–2007
United Kingdom	2005–2007
United States	2002–2007
State of California	1998–2007
State of Minnesota	2001–2007
State of New York	2003–2007

The Company is also subject to income tax examinations in numerous other state, local and foreign jurisdictions. The Company believes that its tax reserves are adequate for all years subject to examination.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  SFAS No. 157 becomes effective for the Company in its fiscal year ending June 30, 2009.  The Company is currently evaluating the impact of the provisions of SFAS No. 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value.  An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred.  SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157.  An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption.  The Company is currently evaluating the impact of the provisions of SFAS No. 159 on its consolidated financial statements, if any, when it becomes effective for the fiscal year ending June 30, 2009.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – COMPREHENSIVE INCOME

The components of accumulated other comprehensive income (“OCI”) included in the accompanying consolidated balance sheets consist of net unrealized investment gain (loss), net gain (loss) on derivative instruments designated and qualifying as cash-flow hedging instruments, net actuarial gain (loss) and prior service costs or credits associated with pension and other post-retirement benefits, and cumulative translation adjustments as of the end of each period.

Comprehensive income and its components, net of tax, are as follows:

	Three Months Ended September 30
	2007	2006
	(Unaudited)
	(In millions)
Net earnings	$39.1	$58.3
Other comprehensive income (loss):
Net unrealized investment gain (loss)	(0.2)	—
Net derivative instruments gain (loss)	(0.9)	(1.2)
Amortization of amounts included in net periodic benefit cost, net	1.3	—
Translation adjustments	30.7	0.1

Other comprehensive income (loss)	30.9	(1.1)

Comprehensive income	$70.0	$57.2

The accumulated net gain (loss) on derivative instruments consists of the following:

	Three Months Ended September 30
	2007	2006
	(Unaudited)
	(In millions)
OCI-derivative instruments, beginning of period	$8.2	$10.3
Gain (loss) on derivative instruments	(1.4)	(1.3)
Reclassification to earnings of net (gain) loss during the period	—	(0.5)
Benefit for deferred income taxes	0.5	0.6

Net derivative instruments gain (loss)	(0.9)	(1.2)

OCI-derivative instruments, end of period	$7.3	$9.1

Of the $7.3 million, net of tax, derivative instrument gain recorded in OCI at September 30, 2007, $9.0 million, net of tax, related to the October 2003 gain from the settlement of the treasury lock agreements upon the issuance of the Company’s 5.75% Senior Notes due October 2033, which will be reclassified to earnings as an offset to interest expense over the life of the debt. Partially offsetting this gain was $0.6 million, net of tax, related to a loss from the settlement of a series of forward-starting interest rate swap agreements upon the issuance of the Company’s 6.00% Senior Notes due May 2037, which will be reclassified to earnings as an addition to interest expense over the life of the debt. Also partially offsetting the net derivative instrument gain recorded in OCI was $1.1 million in losses, net of tax, related to forward contracts which the Company will reclassify to earnings during the next nine months.

At the end of the prior period, the $9.1 million, net of tax, derivative instrument gain recorded in OCI was substantially related to the gain on the settlement of treasury lock agreements upon issuance of the Company’s 5.75% Senior Notes due October 2033, which will be reclassified to earnings as an offset to interest expense over the life of the debt.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – ACQUISITION OF BUSINESSES

In July 2007, the Company acquired Ojon Corporation. Concurrent with this acquisition and under a separate agreement, the Company purchased, from an unrelated party, the exclusive rights to sell and distribute Ojon products worldwide. The initial purchase price, paid at closing, was funded by cash provided by operations and the issuance of commercial paper as well as the issuance of two promissory notes. The Company issued (i) a promissory note due July 31, 2009 with a notional value of $7.0 million and a present value of $7.7 million, bearing interest at 10.00% due at maturity and (ii) a promissory note due August 31, 2012 with a notional amount of $13.5 million and a present value of $16.1 million, bearing interest at 10.00% payable annually on July 31. The notes were recorded in the accompanying consolidated balance sheet at present value using effective rates of 5.11% and 5.42%, respectively. The purchase agreement also provides for an additional payment, which is expected to be made in fiscal 2013, contingent upon the attainment of certain net sales targets of Ojon products. In addition, the Company also acquired a business engaged in the wholesale distribution and retail sale of Aveda products.

The aggregate purchase price for these transactions, which includes acquisition costs, was $145.2 million at September 30, 2007. The results of operations for each of the acquired businesses are included in the accompanying consolidated financial statements commencing with its date of original acquisition. Pro forma results of operations, as if each of such businesses had been acquired as of the beginning of the year of acquisition, have not been presented, as the impact on the Company’s consolidated financial results would not have been material.

NOTE 4 – STOCK PROGRAMS

As of September 30, 2007, the Company has three active equity compensation plans which include the Amended and Restated Fiscal 2002 Share Incentive Plan, the Fiscal 1999 Share Incentive Plan and the Non-Employee Director Share Incentive Plan (collectively, the “Plans”). These Plans currently provide for the issuance of 32,894,400 shares, which consist of shares originally provided for and shares transferred to the Plans from a previous plan and employment agreement, to be granted in the form of stock-based awards to key employees, consultants and non-employee directors of the Company. As of September 30, 2007, approximately 6,214,200 shares of Class A Common Stock were reserved and available to be granted pursuant to these Plans. The Company may satisfy the obligation of its stock-based compensation awards with either new or treasury shares. The Company’s stock compensation awards outstanding at September 30, 2007 include stock options, performance share units (“PSU”), restricted stock units (“RSU”) and share units.

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of, stock options, PSUs, RSUs and share units. Compensation expense attributable to net stock-based compensation during the three months ended September 30, 2007 and 2006 was $18.9 million and $14.8 million, respectively. As of September 30, 2007 and 2006, the total unrecognized compensation cost related to nonvested stock-based awards was $62.2 and $58.5 million, respectively and the related weighted-average period over which it is expected to be recognized is approximately 2.1 and 2.3 years, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

A summary of the Company’s stock option programs as of September 30, 2007 and changes during the three-month period then ended, is presented below:

(Unaudited) (Shares in thousands)	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value(1) (in millions)	Weighted- Average Contractual Life Remaining in Years

Outstanding at June 30, 2007	22,572.0	$41.42
Granted at fair value	1,633.5	42.58
Exercised	(82.4)	34.26
Expired	(49.6)	44.99
Forfeited	(16.5)	40.00
Outstanding at September 30, 2007	24,057.0	41.52	$83.6	4.6

Exercisable at September 30, 2007	18,725.5	41.88	$71.8	3.4

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

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

The per-share weighted-average grant date fair value of stock options granted during the three months ended September 30, 2007 and 2006 was $14.34 and $13.64, respectively. The total intrinsic value of stock options exercised during the three months ended September 30, 2007 and 2006 was $0.7 million and $1.9 million, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30
(Unaudited)	2007	2006
Weighted-average expected stock-price volatility	24%	24%
Weighted-average expected option life	8 years	8 years
Average risk-free interest rate	4.5%	4.7%
Average dividend yield	1.2%	1.2%

Performance Share Units

During the three months ended September 30, 2007, the Company issued 119,200 PSUs, which will be settled in stock subject to the achievement of the Company’s net sales and net earnings per share goals for the three years ending June 30, 2010. Settlement will be made pursuant to a range of opportunities relative to the net sales and net earnings per share targets of the Company and, as such, the compensation cost of the PSU is subject to adjustment based upon the attainability of these target goals. No settlement will occur for results below the applicable minimum threshold and additional shares shall be issued if performance exceeds the targeted performance goals. PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSU. These awards are subject to the provisions of the agreement under which the PSUs are granted. The PSUs were valued at the closing market value of the Company’s Class A Common Stock on the date of grant and generally vest at the end of the performance period.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the status of the Company’s PSUs as of September 30, 2007 and activity during the three months then ended:

(Unaudited) (Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value
Nonvested at June 30, 2007	230.1	$37.36
Granted	119.2	42.58
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2007	349.3	$39.14

Restricted Stock Units

The Company granted approximately 578,400 RSUs during the three months ended September 30, 2007, of which 321,500 are scheduled to vest on October 31, 2008, 167,200 on November 2, 2009 and 89,700 on November 1, 2010, all subject to the continued employment or retirement of the grantees. Certain RSUs granted in fiscal 2008 are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the RSU and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant. Other RSUs granted in fiscal 2008 are not accompanied by dividend equivalent rights and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant less the discounted present value of the dividends expected to be paid on the shares during the vesting period.

The following is a summary of the status of the Company’s RSUs as of September 30, 2007 and activity during the three months then ended:

		Weighted-Average
		Grant Date
(Unaudited) (Shares in thousands)	Shares	Fair Value
Nonvested at June 30, 2007	659.4	$38.74
Granted	578.4	42.00
Vested	—	—
Forfeited	(8.7)	39.40
Nonvested at September 30, 2007	1,229.1	$40.27

Share Units

The Company grants share units to certain non-employee directors under the Non-Employee Director Share Incentive Plan. The share units are convertible into shares of Class A Common Stock as provided for in that plan. Share units are accompanied by dividend equivalent rights that are converted to additional share units when such dividends are declared. The following is a summary of the status of the Company’s share units as of September 30, 2007 and activity during the three months then ended:

		Weighted-Average
		Grant Date
(Unaudited) (Shares in thousands)	Shares	Fair Value
Outstanding at June 30, 2007	13.8	$37.65
Granted	—	—
Dividend equivalents	—	—
Converted	—	—
Outstanding at September 30, 2007	13.8	$37.65

Cash Units

Certain non-employee directors defer cash compensation in the form of cash payout share units, which are not subject to the Plans. These share units are classified as liabilities and, as such, their fair value is adjusted to reflect the current market value of the Company’s Class A Common Stock. The Company recorded income of $0.1 million and expense of $0.2 million as compensation to reflect additional deferrals and the change in the market value for the three months ended September 30, 2007 and 2006, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – SEGMENT DATA AND RELATED INFORMATION

Reportable operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the “Chief Executive”) in deciding how to allocate resources and in assessing performance. Although the Company does business in one operating segment, beauty products, management also evaluates performance on a product category basis. Performance is measured based upon net sales and operating income. Operating income represents earnings before income taxes, minority interest, net interest expense and discontinued operations. The accounting policies for the Company’s reportable segment are substantially the same as those for the consolidated financial statements, as described in the segment data and related information footnote included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information is produced for the Chief Executive or included herein. There has been no significant variance in the total or long-lived asset value associated with the Company’s segment data since June 30, 2007.

	Three Months Ended September 30
	2007	2006
	(Unaudited) (In millions)
PRODUCT CATEGORY DATA
Net Sales:
Skin Care	$619.5	$567.0
Makeup	663.1	646.8
Fragrance	313.0	289.3
Hair Care	102.6	82.4
Other	11.9	8.0
	$1,710.1	$1,593.5
Operating Income (Loss):
Skin Care	$35.8	$42.9
Makeup	41.1	49.9
Fragrance	(5.0)	5.1
Hair Care	7.4	3.9
Other	(1.1)	(1.4)
Special charges related to cost savings initiative	(0.3)	(0.5)
	77.9	99.9
Reconciliation:
Interest expense, net	18.4	6.7
Earnings before income taxes, minority interest and discontinued operations	$59.5	$93.2

GEOGRAPHIC DATA
Net Sales:
The Americas	$898.9	$900.5
Europe, the Middle East & Africa	551.2	471.9
Asia/Pacific	260.0	221.1
	$1,710.1	$1,593.5
Operating Income (Loss):
The Americas	$52.4	$73.1
Europe, the Middle East & Africa	9.0	18.3
Asia/Pacific	16.8	9.0
Special charges related to cost savings initiative	(0.3)	(0.5)
	$77.9	$99.9

THE ESTÉE LAUDER COMPANIES INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories which are distributed in over 135 countries and territories. The following is a comparative summary of operating results from continuing operations for the three months ended September 30, 2007 and 2006, and reflects the basis of presentation described in Note 1 of Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies for all periods presented. Sales of products and services that do not meet our definition of skin care, makeup, fragrance or hair care have been included in the “other” category.

	Three Months Ended September 30
	2007	2006
	(In millions)
NET SALES
By Region:
The Americas	$898.9	$900.5
Europe, the Middle East & Africa	551.2	471.9
Asia/Pacific	260.0	221.1
	$1,710.1	$1,593.5

By Product Category:
Skin Care	$619.5	$567.0
Makeup	663.1	646.8
Fragrance	313.0	289.3
Hair Care	102.6	82.4
Other	11.9	8.0
	$1,710.1	$1,593.5
OPERATING INCOME (LOSS)
By Region:
The Americas	$52.4	$73.1
Europe, the Middle East & Africa	9.0	18.3
Asia/Pacific	16.8	9.0
Special charges related to cost savings initiative	(0.3)	(0.5)
	$77.9	$99.9

By Product Category:
Skin Care	$35.8	$42.9
Makeup	41.1	49.9
Fragrance	(5.0)	5.1
Hair Care	7.4	3.9
Other	(1.1)	(1.4)
Special charges related to cost savings initiative	(0.3)	(0.5)
	$77.9	$99.9

THE ESTÉE LAUDER COMPANIES INC.

The following table presents certain consolidated earnings data as a percentage of net sales:

	Three Months Ended September 30
	2007	2006

Net sales	100.0%	100.0%
Cost of sales	26.7	26.9
Gross profit	73.3	73.1

Operating expenses:
Selling, general and administrative	68.8	66.9
Special charges related to cost savings initiative	—	—
	68.8	66.9

Operating income	4.5	6.2
Interest expense, net	1.0	0.4

Earnings before income taxes, minority interest and discontinued operations	3.5	5.8
Provision for income taxes	1.2	2.1
Minority interest, net of tax	—	(0.1)

Net earnings from continuing operations	2.3	3.6
Discontinued operations, net of tax	—	0.0
Net earnings	2.3%	3.6%

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

First Quarter Fiscal 2008 as Compared with First Quarter Fiscal 2007

NET SALES

Net sales increased 7%, or $116.6 million, to $1,710.1 million reflecting net sales growth in all of our product categories, with hair care showing the largest proportionate growth. Geographically, our Europe, the Middle East & Africa and Asia/Pacific regions posted net sales growth while the Americas region was relatively flat compared with the prior period. Excluding the impact of foreign currency translation, net sales increased 5%.

Product Categories

Skin Care

Net sales of skin care products increased 9%, or $52.5 million, to $619.5 million. The recent launches of Idealist Pore Minimizing Skin Refinisher from Estée Lauder and products in the Acne Solutions Clear Skin System and Zero Gravity Repairwear Lift Firming Cream from Clinique contributed incremental sales of approximately $38 million, combined.  Net sales increases from La Mer products and products in the Resilience Lift Extreme and Re-Nutriv lines from Estée Lauder totaled approximately $23 million.  These improvements were partially offset by approximately $20 million of lower sales from other existing Idealist products and Perfectionist products from Estée Lauder.  Excluding the impact of foreign currency translation, skin care net sales increased 6%.

THE ESTÉE LAUDER COMPANIES INC.

Makeup

Makeup net sales increased 3%, or $16.3 million, to $663.1 million reflecting increases from our makeup artist brands of approximately $17 million, particularly driven by strong growth internationally. The initial shipments of Supermoisture Makeup from Clinique and the recent launch of Resilience Lift Extreme Ultra Firming makeup products from Estée Lauder contributed incremental sales of approximately $13 million, combined.  This growth was partially offset by approximately $12 million of lower sales of High Definition Lashes, Perfectly Real Makeup and Colour Surge Lipstick from Clinique. Excluding the impact of foreign currency translation, makeup net sales were flat.

Fragrance

Net sales of fragrance products increased 8%, or $23.7 million, to $313.0 million, primarily driven by our newer fragrance offerings.  Sales increases of Sean John Unforgivable as well as the recent launches of Sean John Unforgivable Woman, Estée Lauder pleasures delight, Tom Ford Black Orchid and Estée Lauder Private Collection Tuberose Gardenia, collectively contributed approximately $25 million to the category.  Partially offsetting these increases, by approximately $11 million, were lower sales of Pure White Linen from Estée Lauder and Youth Dew Amber Nude from Tom Ford for Estée Lauder, both of which were recent launches in the prior-year period. While current year sales levels compared favorably to the prior year, we anticipate continued challenges in this product category primarily in the United States.  Excluding the impact of foreign currency translation, fragrance net sales increased 6%.

Hair Care

Hair care net sales increased 25%, or $20.2 million, to $102.6 million, primarily due to growth from Aveda and Bumble and bumble, and the inclusion of the Ojon brand which was acquired at the end of July 2007. Aveda net sales increases benefited from the recent launch of Aveda Men Pure-Formance products and the recent acquisition of two independent distributors. Bumble and bumble net sales benefited from a new hotel amenities program, sales growth in its existing salon distribution and new points of distribution.  Excluding the impact of foreign currency translation, hair care net sales increased 23%.

Geographic Regions

Net sales in the Americas decreased slightly to $898.9 million. The results in the United States were negatively impacted by the shift in the retail calendar which affected the ordering patterns of department store customers, as well as the ongoing challenges in certain of our core brands, partially offset by approximately $11 million from the launch of the Sean John Unforgivable Woman fragrance and increased net sales of Sean John Unforgivable. Outside of the U.S. department store channel, net sales grew in our internet distribution and in our hair care brands, which included the addition of the Ojon brand, by approximately $22 million combined. In addition, we experienced net sales growth in Latin America and Canada of approximately $11 million.

In Europe, the Middle East & Africa, net sales increased 17%, or $79.3 million, to $551.2 million, including an exchange rate benefit due to the weakening of the U.S. dollar of approximately $27 million.  The growth in the region reflected higher net sales of approximately $61 million from our travel retail business, the United Kingdom, France, Germany and the combined Benelux countries (Belgium, the Netherlands and Luxembourg). Excluding the impact of foreign currency translation, net sales in Europe, the Middle East & Africa increased 11%.

Net sales in Asia/Pacific increased 18%, or $38.9 million, to $260.0 million, including an exchange rate benefit due to the weakening of the U.S. dollar of approximately $9 million. This increase reflected higher net sales of approximately $31 million in Australia, China, Korea, Hong Kong and Japan. Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 14%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales decreased to 26.7% as compared with 26.9% in the prior period. Cost of sales as a percentage of net sales reflected a positive effect of exchange rates of 30 basis points and a decrease in the level and timing of promotions of 20 basis points. Partially offsetting these improvements was an unfavorable change in the mix of our business of 30 basis points.

THE ESTÉE LAUDER COMPANIES INC.

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

OPERATING EXPENSES

Operating expenses increased to 68.8% of net sales as compared with 66.9% of net sales in the prior period. The increase in operating expenses and the operating expense margin reflected the higher cost of information technology, spending to support continued expansion in emerging markets, costs related to the establishment and operation of additional points of distribution and our planned shift from promotional spending, which is captured in our cost of sales, to advertising, merchandising and sampling. Also contributing to this increase were higher demonstration, field selling and training costs as part of our planned initiative to improve the consumer experience. Operating expense margin was also negatively impacted as a result of a shift in the retail calendar which affected the ordering patterns of U.S. department store customers.

Changes in advertising, sampling and merchandising spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

OPERATING RESULTS

Based on the growth of net sales, the decrease in our cost of sales margin and the increase in our operating expense margin as previously discussed, operating income decreased 22%, or $22.0 million, to $77.9 million as compared with the prior period. Operating margins were 4.5% of net sales in the current period as compared with 6.2% in the prior period.

Product Categories

Hair care operating results grew 90%, or $3.5 million, to $7.4 million as the increase in net sales outpaced increased spending in support of new distribution points and product launches, additional costs related to newly acquired distributors, as well as the incremental benefit of the inclusion of the Ojon brand. Fragrance operating results decreased over 100%, or $10.1 million, reflecting spending in support of our new product launches and continued spending in support of our existing fragrances. Makeup results declined 18%, or $8.8 million, and skin care results declined 17%, or $7.1 million, primarily reflecting the shift in the retail calendar which affected the ordering patterns of U.S. department store customers. In order to maintain momentum into the holiday selling season, we continued to spend behind our brands.

Geographic Regions

Operating income in the Americas decreased 28%, or $20.7 million, to $52.4 million. As previously discussed, these results were adversely impacted by the shift in the retail calendar which affected the ordering patterns of U.S. department store customers. At the same time, we increased spending on information technology as well as on selling activities related to strategic initiatives intended to drive future sales growth of our brands and to improve the consumer experience. Notwithstanding these factors, operating income improved by approximately $6 million in our hair care brands and from our internet distribution.

In Europe, the Middle East & Africa, operating income decreased 51%, or $9.3 million, to $9.0 million primarily due to the cost of establishing an affiliate in the Middle East, and lower results in Germany, the United Kingdom and the Balkans of approximately $14 million, collectively. Improved results from our travel retail and distributor businesses of approximately $7 million partially offset those decreases. Although sales increased throughout the region, particularly from our travel retail business, the decreases in profitability reflected our continuing efforts to support our brands through advertising, merchandising and sampling as well as higher selling expenses.

In Asia/Pacific, operating income increased 87%, or $7.8 million, to $16.8 million. Improved results in Australia, Japan, Hong Kong and Thailand, partially offset by a decrease in China, reflecting our continued investment in emerging markets, contributed a net increase of approximately $6 million to the results in this region.

THE ESTÉE LAUDER COMPANIES INC.

INTEREST EXPENSE, NET

Net interest expense was $18.4 million as compared with $6.7 million in the prior period. This change primarily resulted from higher average debt balances, including an additional $600.0 million of senior notes issued in the fourth quarter of fiscal 2007. Also contributing to the increase was reduced interest income generated from lower average cash balances internationally, partially offset by higher average investment rates.

PROVISION FOR INCOME TAXES

The provision for income taxes represents Federal, foreign, state and local income taxes. The effective rate differs from statutory rates due to the effect of state and local income taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our quarterly provision for income taxes is based on our estimated annual effective tax rate and may change from quarter to quarter based on recurring and non-recurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, state and local income taxes, tax audit settlements and the interaction of various global tax strategies. In addition, changes in judgment from the evaluation of new information resulting in the recognition, derecognition or remeasurement of a tax position taken in a prior annual period are recognized separately in the quarter of the change.

The effective rate for income taxes for the three months ended September 30, 2007 was 35.5% as compared with 35.9% in the prior period. The improvement in the effective income tax rate of 40 basis points primarily reflected a net 30 basis point improvement in state and local income taxes combined with the effect of foreign operations (including the remeasurement of tax positions requiring recognition in the current quarter), as well as the positive impact attributable to an increase in tax credits of approximately 10 basis points.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad. At September 30, 2007, we had cash and cash equivalents of $211.4 million compared with $253.7 million at June 30, 2007.

At September 30, 2007, our outstanding borrowings were as follows:

	Long- term Debt	Short-term Debt	Total Debt
	(In millions)

6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (1)	$296.2	$—	$296.2
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”) (2)	197.5	—	197.5
5.55% Senior Notes, due May 15, 2017 (“2017 Senior Notes”) (3)	299.9	—	299.9
6.00% Senior Notes, due January 15, 2012 (“2012 Senior Notes”) (4)	240.2	—	240.2
$13.5 million promissory note due August 12, 2012 (5)	16.1	—	16.1
$7.0 million promissory note due July 31, 2009 (6)	7.7	—	7.7
Commercial paper maturing through October 2007 (5.09% average interest rate)	—	360.5	360.5
700 million Japanese yen borrowings against revolving credit facility	—	6.1	6.1
5.9 million Turkish lira borrowings against overdraft facility	—	4.8	4.8
Other borrowings	4.8	24.9	29.7
	$1,062.4	$396.3	$1,458.7

(1)              Consists of $300.0 million principal and unamortized debt discount of $3.8 million.

(2)              Consists of $200.0 million principal and unamortized debt discount of $2.5 million.

(3)              Consists of $300.0 million principal, unamortized debt discount of $0.5 million and a $0.4 million adjustment to reflect the fair value of outstanding interest rate swaps.

(4)              Consists of $250.0 million principal, unamortized debt discount of $0.5 million and a $9.3 million adjustment to reflect the remaining termination value of an interest rate swap that is being amortized to interest expense over the life of the debt.

(5)              Consists of $13.5 million face value and unamortized premium of $2.6 million.

(6)              Consists of $7.0 million face value and unamortized premium of $0.7 million.

THE ESTÉE LAUDER COMPANIES INC.

We have a $750.0 million commercial paper program under which we may issue commercial paper in the United States. Our commercial paper is currently rated A-1 by Standard & Poor’s and P-1 by Moody’s. Our long-term credit ratings are A with a stable outlook by Standard & Poor’s and A2 with a stable outlook by Moody’s. At September 30, 2007, we had $360.5 million of commercial paper outstanding, which we may refinance on a periodic basis as it matures at then-prevailing market interest rates. We also have $192.5 million in additional uncommitted credit facilities, of which $25.2 million was used as of September 30, 2007.

Effective April 2007, we entered into a $750.0 million senior unsecured revolving credit facility, expiring on April 26, 2012, primarily to provide credit support for our commercial paper program, to repurchase shares of our common stock and for general corporate purposes. Up to the equivalent of $250 million of the credit facility is available for multi-currency loans. The interest rate on borrowings under the credit facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or ½% plus the Federal funds rate. We incurred costs of approximately $0.3 million to establish the facility which will be amortized over the term of the facility. The credit facility has an annual fee of $0.4 million, payable quarterly, based on our current credit ratings. As of September 30, 2007, we were in compliance with all related financial and other restrictive covenants, including limitations on indebtedness and liens.

In July 2007, the Company acquired Ojon Corporation. As part of the purchase price, we issued a promissory note due July 31, 2009 with a notional value of $7.0 million and a present value of $7.7 million, bearing interest at 10.00% due at maturity. In addition, we issued a promissory note due August 31, 2012 with a notional amount of $13.5 million and a present value of $16.1 million, bearing interest at 10.00% payable annually on July 31. The notes due 2009 and 2012 were recorded in the accompanying consolidated balance sheet at present value using effective rates of 5.11% and 5.42%, respectively.

We have a fixed rate promissory note agreement with a financial institution pursuant to which we may borrow up to $150.0 million in the form of loan participation notes through one of our subsidiaries in Europe. The interest rate on borrowings under this agreement is at an all-in fixed rate determined by the lender and agreed to by us at the date of each borrowing. At September 30, 2007, no borrowings were outstanding under this agreement. Debt issuance costs incurred related to this agreement were de minimis.

We have an overdraft borrowing agreement with a financial institution pursuant to which our subsidiary in Turkey may be credited to satisfy outstanding negative daily balances arising from its business operations. The total balance outstanding at any time shall not exceed 20.0 million Turkish lira. The interest rate applicable to each such credit shall be 40 basis points per annum above the spot rate charged by the lender or the lender’s floating call rate agreed to by us at each borrowing. There were no debt issuance costs incurred related to this agreement. The outstanding balance at September 30, 2007 ($4.8 million at the exchange rate at September 30, 2007) is classified as short-term debt in our consolidated balance sheet.

We have a 3.0 billion yen revolving credit facility that expires on March 24, 2009. The interest rate on borrowings under the credit facility is based on TIBOR (Tokyo Interbank Offered Rate) and a 10 basis point facility fee is incurred on the undrawn balance. The outstanding balance at September 30, 2007 ($6.1 million at the exchange rate at September 30, 2007) is classified as short-term debt in our consolidated balance sheet.

Our business is seasonal in nature and, accordingly, our working capital needs vary. From time to time, we may enter into investing and financing transactions that require additional funding. To the extent that these needs exceed cash from operations, we could, subject to market conditions, issue commercial paper, issue long-term debt securities or borrow under our revolving credit facilities.

Total debt as a percent of total capitalization was 54% at September 30, 2007 and 48% at June 30, 2007.

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

THE ESTÉE LAUDER COMPANIES INC.

Cash Flows

Net cash used for operating activities from continuing operations was $132.8 million during the three months ended September 30, 2007 as compared with net cash used of $70.1 million in the prior period. The change in operating cash outflows in the first quarter of this fiscal year, as compared with the first quarter of the prior fiscal year, reflects accounts payable levels, which in the prior period were impacted by a lower opening balance, as well as the change in accrued income taxes which reflects higher tax payments relative to the earnings of the current period. These cash outflows were partially offset by improved collection of domestic accounts receivable.

Net cash used for investing activities was $195.3 million during the three months ended September 30, 2007 compared with $124.3 million in the prior period. The increase in cash flows used for investing activities during the fiscal 2008 quarter primarily reflected the cash payment related to the acquisition of Ojon Corporation and the exclusive rights to sell and distribute Ojon products worldwide, and to a lesser extent, the acquisition of an Aveda distributor. Capital expenditures also increased in the fiscal 2008 quarter primarily reflecting our continuing company-wide initiative to upgrade our information systems.

Net cash provided by financing activities was $282.5 million during the three months ended September 30, 2007 compared with $6.7 million in the prior period. This change from the prior period primarily reflected an increase in commercial paper borrowings, partially offset by less cash used for share repurchases than in the same period a year ago.

Share Repurchase Program

We are authorized by the Board of Directors to repurchase up to 68.0 million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. As of September 30, 2007, the cumulative total of acquired shares pursuant to the authorization was 62.5 million, reducing the remaining authorized share repurchase balance to 5.5 million. During the first three months of fiscal 2008, we purchased approximately 1.3 million shares for $54.4 million as outlined in the following table:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
July 2007	—		—		—	6,929,958
August 2007	100,000		$41.76		100,000	6,829,958
	97,417	(2)	—	(2)	97,417	6,732,541
September 2007	1,219,800		$41.17		1,219,800	5,512,741
	1,417,217		$41.46		1,417,217	5,512,741

(1)              The publicly announced repurchase program was last increased by 20.0 million shares on February 15, 2007. The initial program covering the repurchase of 8.0 million shares was announced in September 1998 and increased by 20.0 million shares on May 18, 2005 and 10.0 million shares on both May 11, 2004 and October 30, 2002.

(2)              Includes 97,417 shares of our common stock received as a price adjustment and final settlement related to an accelerated share repurchase program with a financial counterparty implemented during fiscal 2007.

Commitments, Contingencies and Contractual Obligations

Since June 30, 2007, we made additional commitments pursuant to employment agreements, purchased Ojon Corporation and purchased the exclusive rights to sell and distribute Ojon products worldwide. These commitments will result in an increase to our contractual obligations previously disclosed in our Annual Report on Form 10-K for periods beyond fiscal 2008. Debt service commitments are expected to increase $2.1 million, $8.4 million, $1.4 million, $1.4 million and $13.5 million in fiscal 2009, 2010, 2011, 2012, and 2013, respectively. Unconditional purchase obligations are expected to increase $10.1 million and $7.1 million in fiscal 2009 and 2010, respectively.

THE ESTÉE LAUDER COMPANIES INC.

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), effective July 1, 2007. As a result, our liability for unrecognized tax benefits was approximately $142.7 million, with an additional related gross accrual for interest and penalties of approximately $42.0 million. However, because these issues are complex and the level and disposition of such issues are subject to change, reasonably reliable estimates of the amounts and periods of related future payments cannot be made at this time.

Derivative Financial Instruments and Hedging Activities

There have been no significant changes to our derivative financial instruments and hedging activities as discussed in our Annual Report on Form 10-K for the year ended June 30, 2007.

Foreign Exchange Risk Management

We enter into forward exchange contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with our identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on our costs and on the cash flows that we receive from foreign subsidiaries. Almost all foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions rated as strong investment grade by a major rating agency. We also enter into foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. The forward exchange contracts and foreign currency options entered into to hedge anticipated transactions have been designated as cash-flow hedges. Hedge effectiveness of forward exchange contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings. Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology. The ineffective portion of both forward exchange and foreign currency option contracts is recorded in current-period earnings. For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income are reclassified to earnings when the underlying forecasted transaction occurs. If it is probable that the forecasted transaction will no longer occur, then any gains or losses accumulated in other comprehensive income are reclassified to current-period earnings. As of September 30, 2007, these cash-flow hedges were highly effective, in all material respects.

As a matter of policy, we only enter into contracts with counterparties that have at least an “A” (or equivalent) credit rating. The counterparties to these contracts are major financial institutions. We do not have significant exposure to any one counterparty. Our exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of default under these hedging contracts is remote and in any event would not be material to the consolidated financial results. The contracts have varying maturities through the end of June 2008. Costs associated with entering into such contracts have not been material to our consolidated financial results. We do not utilize derivative financial instruments for trading or speculative purposes. At September 30, 2007, we had foreign currency contracts in the form of forward exchange contracts in the amount of $816.4 million. The foreign currencies included in forward exchange contracts (notional value stated in U.S. dollars) are principally the British pound ($147.4 million), Canadian dollar ($129.3 million), Euro ($125.3 million), Swiss franc ($98.7 million), Australian dollar ($83.1 million), Japanese yen ($35.2 million) and South Korean won ($24.9 million).

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

We have interest rate swap agreements, with a notional amount totaling $250.0 million, to effectively convert the fixed rate interest on our 2017 Senior Notes to variable interest rates based on six-month LIBOR.  The interest rate swaps were designated as fair-value hedges. As of September 30, 2007, these fair-value hedges were highly effective, in all material respects.

THE ESTÉE LAUDER COMPANIES INC.

Market Risk

Using the value-at-risk model, as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, our average value-at-risk, calculated for the most recent twelve months, is $6.4 million related to our foreign exchange contracts. As of September 30, 2007, our average value-at-risk related to our interest rate contracts for the twelve month period for which these contracts were outstanding was $9.0 million. There have been no significant changes in market risk since June 30, 2007 that would have a material effect on our calculated value-at-risk exposure, as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

CRITICAL ACCOUNTING POLICIES

As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. Our most critical accounting policies relate to revenue recognition, concentration of credit risk, inventory, pension and other postretirement benefit costs, goodwill and other intangible assets, income taxes, derivatives and stock-based compensation.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes.”  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a two-step evaluation process for tax positions taken, or expected to be taken, in a tax return. The first step is recognition and the second is measurement. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, disclosures, transition and accounting for interim periods. We adopted the provisions of FIN 48 effective July 1, 2007. As a result, we recognized an increase in the liability for unrecognized tax benefits and interest of approximately $13.1 million (net of tax effect), which, as required, was accounted for as a reduction to the July 1, 2007 balance of retained earnings.

As of July 1, 2007, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled approximately $142.7 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was approximately $106.5 million. We elected to continue our historical practice of classifying applicable interest and penalties as a component of the provision for income taxes. Our gross accrual for interest and penalties related to unrecognized tax benefits was approximately $42.0 million upon adoption of FIN 48. Interest is computed on the difference between our uncertain tax benefit positions under FIN 48 and the amount reflected or expected to be reflected in our tax returns. Adoption of FIN 48 also resulted in a reclassification of approximately $140.2 million of tax and related interest liabilities (net of tax effect) from accrued income taxes to other noncurrent liabilities because payment of cash is not anticipated within one year of the balance sheet date.

Earnings from our global operations are subject to tax in various jurisdictions both within and outside the United States. We provide tax reserves for U.S. federal, state, local and international unrecognized tax benefits for periods subject to audit. We believe that the tax reserves are adequate for all years subject to examination. We are currently subject to a U.S. federal tax audit as well as examinations in several state, local, and international jurisdictions. These audits and examinations are in various stages of completion and involve complex issues, including transfer pricing, that may require an extended period of time for resolution. It is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease during the next twelve months. However, because these issues are complex and the level and disposition of such issues are subject to change, the range of reasonably possible change cannot be estimated at this time.

Since June 30, 2007, there have been no other significant changes to the assumptions and estimates related to our critical accounting policies.

THE ESTÉE LAUDER COMPANIES INC.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  SFAS No. 157 becomes effective for us in our fiscal year ending June 30, 2009.  We are currently evaluating the impact of the provisions of SFAS No. 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value.  An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred.  SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157.  An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption.  We are currently evaluating the impact of the provisions of SFAS No. 159 on our consolidated financial statements, if any, when it becomes effective for the fiscal year ending June 30, 2009.

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

(10) changes in global or local conditions, including those due to natural or man-made disasters, real or perceived epidemics, or energy costs, that could affect consumer purchasing, the willingness or ability of consumers to travel and/or purchase our products while traveling, the financial strength of our customers, suppliers or other contract counterparties, our operations, the cost and availability of capital which we may need for new equipment, facilities or acquisitions, the cost and availability of raw materials and the assumptions underlying our critical accounting estimates;

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

THE ESTÉE LAUDER COMPANIES INC.

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

(15) our ability to capitalize on opportunities for improved efficiency, such as publicly-announced cost-savings initiatives and to integrate acquired businesses and realize value therefrom;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is set forth in Item 2 of this Quarterly Report on Form 10-Q under the caption “Liquidity and Capital Resources - Market Risk” and is incorporated herein by reference.

Item 4. Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2007 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

As part of our Strategic Modernization Initiative, we anticipate the continued migration of our operations to SAP, with the majority of our locations being implemented through fiscal 2010.  Based on management’s evaluation, the necessary steps have been taken to monitor and maintain appropriate internal control over financial reporting during this period.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 30, 2005, the United States District Court for the Northern District of California entered into a Final Judgment approving the settlement agreement we entered into in July 2003 with the plaintiffs, the other Manufacturer Defendants (as defined below) and the Department Store Defendants (as defined below) in a consolidated class action lawsuit that had been pending in the Superior Court of the State of California in Marin County since 1998. On April 29, 2005, notices of appeal were filed by representatives of two members of the purported class of consumers. One of those appeals was withdrawn. In September 2007, the remaining appeal was resolved satisfactorily. With Final Judgment, plaintiffs’ claims are dismissed, with prejudice, in their entirety in both the Federal and California actions. There has been no finding or admission of any wrongdoing by us in this lawsuit. We entered into the settlement agreement solely to avoid protracted and costly litigation. In connection with the settlement agreement, the defendants, including the Company, will provide consumers with certain free products and pay the plaintiffs’ attorneys’ fees. To meet its obligations under the settlement, we took a special pre-tax charge of $22.0 million, or $13.5 million after-tax, equal to $.06 per diluted common share in the fourth quarter of fiscal 2003. At September 30, 2007, the remaining accrual balance was $16.2 million. In the Federal action, the plaintiffs, purporting to represent a class of all U.S. residents who purchased prestige cosmetics products at retail for personal use from eight department stores groups that sold such products in the United States (the “Department Store Defendants”), alleged that the Department Store Defendants, the Company and eight other manufacturers of cosmetics (the “Manufacturer Defendants”) conspired to fix and maintain retail prices and to limit the supply of prestige cosmetics products sold by the Department Store Defendants in violation of state and Federal laws. The plaintiffs sought, among other things, treble damages, equitable relief, attorneys’ fees, interest and costs.

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

During the three months ended September 30, 2007, the holders set forth in the table converted shares of Class B Common Stock into Class A Common Stock on the dates set forth in the table below:

Stockholder That Converted Class B Common Stock to Class A Common Stock	Date of Conversion	Number of Shares Converted/ Received
Ronald S. Lauder	September 4, 2007	2,500,000
Ronald S. Lauder	September 7, 2007	87,500

Share Repurchase Program

Information required by this item is set forth in Part I Item 2 of this Quarterly Report on Form 10-Q under the caption “Liquidity and Capital Resources – Share Repurchase Program” and is incorporated herein by reference.

THE ESTÉE LAUDER COMPANIES INC.

PART II. OTHER INFORMATION

Item 6. Exhibits.

Exhibit Number	Description
10.1	The Estée Lauder Companies, Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 25, 2007). *†

10.2

Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (attached as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 25, 2007). *†

10.3

Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (attached as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 25, 2007). *†

10.4

Form of Restricted Stock Unit Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (attached as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 25, 2007). *†

10.5

Form of Restricted Stock Unit Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (attached as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 25, 2007). *†

10.6	Employment Agreement dated as of July 1, 2007 between the Company and William P. Lauder (attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2007). *†

10.7	Employment Agreement dated as of July 1, 2007 between the Company and Patrick Bousquet-Chavanne (attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 29, 2007). *†

10.8	Employment Agreement dated as of July 1, 2007 between the Company and Daniel J. Brestle (attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 17, 2007). *†

31.1	Certification pursuant to Rule 13a-14(a) (CEO).

31.2	Certification pursuant to Rule 13a-14(a) (CFO).

32.1	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)

32.2	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

*  Incorporated herein by reference.

†  Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ESTÉE LAUDER COMPANIES INC.

Date: October 25, 2007	By:	/s/RICHARD W. KUNES
Richard W. Kunes
Executive Vice President
and Chief Financial Officer
(Principal Financial and
Accounting Officer)

THE ESTÉE LAUDER COMPANIES INC.

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	The Estée Lauder Companies, Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 25, 2007). *†

10.2

Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (attached as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 25, 2007). *†

10.3

Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (attached as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 25, 2007). *†

10.4

Form of Restricted Stock Unit Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (attached as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 25, 2007). *†

10.5

Form of Restricted Stock Unit Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (attached as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 25, 2007). *†

10.6	Employment Agreement dated as of July 1, 2007 between the Company and William P. Lauder (attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2007). *†

10.7	Employment Agreement dated as of July 1, 2007 between the Company and Patrick Bousquet-Chavanne (attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 29, 2007). *†

10.8	Employment Agreement dated as of July 1, 2007 between the Company and Daniel J. Brestle (attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 17, 2007). *†

31.1	Certification pursuant to Rule 13a-14(a) (CEO).

31.2	Certification pursuant to Rule 13a-14(a) (CFO).

32.1	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)

32.2	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

*  Incorporated herein by reference.

†  Exhibit is a management contract or compensatory plan or arrangement.