Form 10-Q
period 2007-12-31
ESTEE LAUDER COMPANIES INC
filed 2008-02-01
CIK 1001250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number: 1-14064

The Estée Lauder Companies Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2408943 (IRS Employer Identification No.)

767 Fifth Avenue, New York, New York (Address of principal executive offices)	10153 (Zip Code)

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

At January 28, 2008, 114,215,083 shares of the registrant’s Class A Common Stock, $.01 par value, and 79,217,261 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended December 31		Six Months Ended December 31
	2007	2006	2007	2006
	(In millions, except per share data)

Net Sales	$2,308.8	$1,991.1	$4,018.9	$3,584.6
Cost of Sales	578.5	499.0	1,034.3	927.1

Gross Profit	1,730.3	1,492.1	2,984.6	2,657.5

Operating expenses:
Selling, general and administrative	1,359.9	1,159.7	2,536.0	2,224.7
Special charges related to cost savings initiative	(0.1)	—	0.2	0.5
	1,359.8	1,159.7	2,536.2	2,225.2

Operating Income	370.5	332.4	448.4	432.3

Interest expense, net	18.3	7.7	36.7	14.4
Earnings before Income Taxes, Minority Interest and Discontinued Operations	352.2	324.7	411.7	417.9

Provision for income taxes	122.9	113.3	144.0	146.7
Minority interest, net of tax	(4.9)	(2.9)	(4.2)	(4.7)
Net Earnings from Continuing Operations	224.4	208.5	263.5	266.5

Discontinued operations, net of tax	—	(0.1)	—	0.2
Net Earnings	$224.4	$208.4	$263.5	$266.7

Basic net earnings per common share:
Net earnings from continuing operations	$1.16	$1.00	$1.36	$1.27
Discontinued operations, net of tax	—	(.00)	—	.00
Net earnings	$1.16	$1.00	$1.36	$1.27

Diluted net earnings per common share:
Net earnings from continuing operations	$1.14	$.99	$1.34	$1.25
Discontinued operations, net of tax	—	(.00)	—	.00
Net earnings	$1.14	$.99	$1.34	$1.25

Weighted average common shares outstanding:
Basic	193.3	208.3	193.7	209.7
Diluted	196.5	211.4	196.8	212.5

Cash dividends declared per share	$.55	$.50	$.55	$.50

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED BALANCE SHEETS

	December 31	June 30
	2007	2007
	(Unaudited)
	($ in millions)
ASSETS
Current Assets
Cash and cash equivalents	$319.5	$253.7
Accounts receivable, net	1,099.4	860.5
Inventory and promotional merchandise, net	899.0	855.8
Prepaid expenses and other current assets	296.1	269.4
Total current assets	2,614.0	2,239.4

Property, Plant and Equipment, net	943.7	880.8

Other Assets
Investments, at cost or market value	22.3	22.2
Goodwill and other intangible assets, net	901.0	764.7
Other assets, net	256.2	218.6
Total other assets	1,179.5	1,005.5
Total assets	$4,737.2	$4,125.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$198.9	$60.4
Accounts payable	341.4	314.7
Accrued income taxes	68.9	161.7
Other accrued liabilities	1,105.5	963.9
Total current liabilities	1,714.7	1,500.7

Noncurrent Liabilities
Long-term debt	1,073.3	1,028.1
Other noncurrent liabilities	548.3	376.6
Total noncurrent liabilities	1,621.6	1,404.7

Minority Interest	26.9	21.3

Stockholders’ Equity
Common stock, $.01 par value; 650,000,000 shares Class A authorized; shares issued: 177,031,882 at December 31, 2007 and 173,365,104 at June 30, 2007; 240,000,000 shares Class B authorized; shares issued and outstanding: 79,217,261 at December 31, 2007 and 81,804,761 at June 30, 2007	2.6	2.6
Paid-in capital	866.7	801.7
Retained earnings	2,875.0	2,731.5
Accumulated other comprehensive income	104.6	54.7
	3,848.9	3,590.5
Less: Treasury stock, at cost; 62,819,999 Class A shares at December 31, 2007 and 60,841,674 Class A shares at June 30, 2007	(2,474.9)	(2,391.5)
Total stockholders’ equity	1,374.0	1,199.0
Total liabilities and stockholders’ equity	$4,737.2	$4,125.7

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31
	2007	2006
	(In millions)

Cash Flows from Operating Activities
Net earnings	$263.5	$266.7
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	121.9	103.8
Deferred income taxes	(8.3)	(12.4)
Minority interest, net of tax	4.2	4.7
Non-cash stock-based compensation	33.2	26.6
Excess tax benefits from stock-based compensation arrangements	(0.4)	(1.7)
Loss on disposal of fixed assets	3.8	2.7
Discontinued operations, net of tax	—	(0.2)
Other non-cash items	0.3	0.4
Changes in operating assets and liabilities
Increase in accounts receivable, net	(201.5)	(212.5)
Increase in inventory and promotional merchandise, net	(8.0)	(6.5)
Increase in other assets, net	(24.7)	(26.1)
Increase in accounts payable	12.3	22.4
Increase in accrued income taxes	50.4	47.9
Increase in other accrued liabilities	109.6	101.3
Increase (decrease) in other noncurrent liabilities	5.6	(4.4)
Net cash flows provided by operating activities of continuing operations	361.9	312.7
Net cash flows used for operating activities of discontinued operations	—	(5.7)
Net cash flows provided by operating activities	361.9	307.0

Cash Flows from Investing Activities
Capital expenditures	(160.4)	(140.5)
Acquisition of businesses, net of cash acquired	(116.0)	(56.7)
Purchases of long-term investments	(0.4)	(0.4)
Net cash flows used for investing activities	(276.8)	(197.6)

Cash Flows from Financing Activities
Increase in short-term debt, net	138.1	99.6
Repayments and redemptions of long-term debt	(2.4)	(1.2)
Net proceeds from stock-based compensation transactions	26.1	37.1
Excess tax benefits from stock-based compensation arrangements	0.4	1.7
Payments to acquire treasury stock	(80.1)	(254.3)
Dividends paid to stockholders	(106.6)	(103.6)
Distributions made to minority holders of consolidated subsidiaries	—	(9.5)
Net cash flows used for financing activities	(24.5)	(230.2)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	5.2	4.0

Net Increase (Decrease) in Cash and Cash Equivalents	65.8	(116.8)
Cash and Cash Equivalents at Beginning of Period	253.7	368.6
Cash and Cash Equivalents at End of Period	$319.5	$251.8

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of The Estée Lauder Companies Inc. and its subsidiaries (collectively, the “Company”) as continuing operations, with the exception of the operating results of its reporting unit that marketed and sold Stila brand products, which have been reflected as discontinued operations for the three and six-month periods ended December 31, 2006.  All significant intercompany balances and transactions have been eliminated.

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

Net Earnings Per Common Share

For the three and six-month periods ended December 31, 2007 and 2006, net earnings per common share (“basic EPS”) is computed by dividing net earnings by the weighted-average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions).  Net earnings per common share assuming dilution (“diluted EPS”) is computed by reflecting potential dilution from stock-based awards.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three Months Ended December 31		Six Months Ended December 31
	2007	2006	2007	2006
		(Unaudited)
	(In millions, except per share data)
Numerator:
Net earnings from continuing operations	$224.4	$208.5	$263.5	$266.5
Discontinued operations, net of tax	—	(0.1)	—	0.2
Net earnings	$224.4	$208.4	$263.5	$266.7

Denominator:
Weighted average common shares outstanding — Basic	193.3	208.3	193.7	209.7
Effect of dilutive stock options	2.7	2.9	2.6	2.7
Effect of restricted stock units	0.5	0.2	0.5	0.1
Weighted average common shares outstanding — Diluted	196.5	211.4	196.8	212.5

Basic net earnings per common share:
Net earnings from continuing operations	$1.16	$1.00	$1.36	$1.27
Discontinued operations, net of tax	—	(.00)	—	.00
Net earnings	$1.16	$1.00	$1.36	$1.27

Diluted net earnings per common share:
Net earnings from continuing operations	$1.14	$.99	$1.34	$1.25
Discontinued operations, net of tax	—	(.00)	—	.00
Net earnings	$1.14	$.99	$1.34	$1.25

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2007 and 2006, outstanding options to purchase 10.1 million and 13.3 million shares, respectively, of Class A Common Stock were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.  As of December 31, 2007 and 2006, 0.3 million and 0.2 million, respectively, of performance share units have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 4 — Stock Programs.

Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information for the six months ended December 31, 2007 and 2006 were as follows:

	2007	2006
	(Unaudited)
	(In millions)
Cash
Cash paid during the period for interest	$39.8	$18.2
Cash paid during the period for income taxes	$104.9	$106.7

Non-cash investing and financing activities
Long-term debt issued upon acquisition of business	$23.9	$—
Change in liability associated with acquisitions	$5.3	$(2.1)
Incremental tax benefit from the exercise of stock options	$2.3	$3.6
Capital lease obligations incurred	$0.4	$1.4
Accrued dividend equivalents	$0.3	$0.2
Interest rate swap derivative mark to market	$19.6	$7.3

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions of $20.0 million and $23.3 million as of December 31, 2007 and June 30, 2007, respectively.

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

	December 31	June 30
	2007	2007
	(Unaudited)
	(In millions)
Inventory and promotional merchandise, net consists of:
Raw materials	$134.9	$179.5
Work in process	55.2	49.2
Finished goods	510.4	431.3
Promotional merchandise	198.5	195.8
	$899.0	$855.8

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, Plant and Equipment

Property, plant and equipment, including leasehold and other improvements that extend an asset’s useful life or productive capabilities, are carried at cost less accumulated depreciation and amortization.  The cost of assets related to projects in progress of $91.0 million and $72.1 million as of December 31, 2007 and June 30, 2007, respectively, is included in their respective asset categories in the table below.  For financial statement purposes, depreciation is provided principally on the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized on a straight-line basis over the shorter of the lives of the respective leases or the expected useful life of those improvements.

	December 31	June 30
	2007	2007
	(Unaudited)
	(In millions)
Asset Category (Useful Life)
Land	$14.5	$14.4
Buildings and improvements (10 to 40 years)	173.0	167.5
Machinery and equipment (3 to 10 years)	944.6	905.0
Furniture and fixtures (5 to 10 years)	93.1	108.2
Leasehold improvements	999.1	917.2
	2,224.3	2,112.3
Less accumulated depreciation and amortization	1,280.6	1,231.5
	$943.7	$880.8

Depreciation and amortization of property, plant and equipment was $57.4 million and $50.4 million during the three months ended December 31, 2007 and 2006, respectively, and $111.4 million and $99.1 million during the six months ended December 31, 2007 and 2006, respectively.  Depreciation and amortization related to the Company’s manufacturing process is included in cost of sales and all other depreciation and amortization is included in selling, general and administrative expenses in the accompanying consolidated statements of earnings.

Goodwill and Other Intangible Assets

In July 2007, the Company acquired Ojon Corporation, which markets and sells Ojon hair care and skin care products primarily through direct response television and specialty stores (see Note 3 — Acquisition of Businesses).  Concurrent with this acquisition and under a separate agreement, the Company purchased, from an unrelated party, the exclusive rights to sell and distribute Ojon products worldwide.  During the six months ended December 31, 2007, the Company also acquired a business engaged in the wholesale distribution and retail sale of Aveda products.  These activities resulted in an increase to goodwill and other intangible assets of $131.6 million as of December 31, 2007.

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

The components of net periodic benefit cost for the three months ended December 31, 2007 and 2006 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement

	2007	2006	2007	2006	2007	2006
(Unaudited)
(In millions)
Service cost, net	$4.9	$4.6	$4.1	$4.0	$1.1	$1.2
Interest cost	6.6	6.2	3.7	3.2	1.6	1.6
Expected return on plan assets	(7.9)	(7.2)	(3.8)	(3.4)	—	—
Amortization of:
Prior service cost	0.2	0.2	0.1	0.1	—	—
Actuarial loss	0.4	0.5	1.5	1.9	0.1	0.2
Net periodic benefit cost	$4.2	$4.3	$5.6	$5.8	$2.8	$3.0

The components of net periodic benefit cost for the six months ended December 31, 2007 and 2006 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement

	2007	2006	2007	2006	2007	2006
(Unaudited)
(In millions)
Service cost, net	$9.9	$9.2	$8.0	$7.9	$2.1	$2.4
Interest cost	13.1	12.5	7.2	6.4	3.2	3.3
Expected return on plan assets	(15.9)	(14.4)	(7.4)	(6.8)	—	—
Amortization of:
Prior service cost	0.3	0.3	0.1	0.1	—	—
Actuarial loss	0.9	0.9	3.0	3.9	0.2	0.4
Net periodic benefit cost	$8.3	$8.5	$10.9	$11.5	$5.5	$6.1

The Company previously disclosed in its consolidated financial statements for the fiscal year ended June 30, 2007 that it expected to make cash contributions totaling $20.0 million to its trust based, noncontributory qualified defined benefit pension plan (“U.S. Qualified Plan”) and $21.0 million to its international defined benefit pension plans during the fiscal year ending June 30, 2008.  As of December 31, 2007, there have not been material changes to the expected contributions to the U.S. Qualified Plan.  However, the expected contributions to the international defined benefit pension plans are anticipated to increase $3.4 million to a total of $24.4 million for the fiscal year ending June 30, 2008.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

During the six months ended December 31, 2007, 2,587,500 shares of the Company’s Class B Common Stock were converted into Class A Common Stock.

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

Pursuant to the Company’s share repurchase program, during the six months ended December 31, 2007, it purchased approximately 1.9 million shares for $80.1 million.

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

As of December 31, 2007, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled approximately $150.7 million.  If recognized, approximately $114.2 million would affect the effective tax rate.  The Company’s gross accrual for interest and penalties related to unrecognized tax benefits as of December 31, 2007 was approximately $49.3 million.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings from the Company’s global operations are subject to tax in various jurisdictions both within and outside the United States.  The Company provides tax reserves for U.S. federal, state, local and international unrecognized tax benefits for periods subject to audit.  The Company believes that the tax reserves are adequate for all years subject to examination.  The Company is currently subject to a U.S. federal tax audit as well as examinations in several state, local, and international jurisdictions.  These audits and examinations are in various stages of completion and involve complex multi-jurisdictional issues, including transfer pricing, that may require an extended period of time for resolution.  It is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease during the next twelve months.  However, because these multi-jurisdictional issues, including transfer pricing, are complex and the level and disposition of such issues are subject to change, the range of reasonably possible change cannot be estimated at this time.

The tax years subject to examination vary depending on the tax jurisdiction. As of December 31, 2007, the following tax years remain subject to examination by the major tax jurisdictions indicated:

Major Jurisdiction	Open Fiscal Years

Belgium	2004—2007
Canada	2000—2007
France	2005—2007
Germany	1999—2007
Japan	2006—2007
Korea	2002—2007
Spain	1999—2007
Switzerland	2004—2007
United Kingdom	2005—2007
United States	2002—2007
State of California	2002—2007
State of Minnesota	2001—2007
State of New York	2004—2007

The Company is also subject to income tax examinations in numerous other state, local and foreign jurisdictions.  The Company believes that its tax reserves are adequate for all years subject to examination.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  SFAS No. 157 becomes effective for the Company in the beginning of fiscal 2009.  The Company is currently evaluating the impact of the provisions of SFAS No. 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value.  An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred.  SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157.  An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption.  The Company is currently evaluating the impact of the provisions of SFAS No. 159 on its consolidated financial statements, if any, when it becomes effective in the beginning of fiscal 2009.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations,” however, it retains the fundamental requirements of the former Statement that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business.  SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  Among other requirements, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair values, with limited exceptions; acquisition-related costs generally will be expensed as incurred.  SFAS No. 141(R) requires certain financial statement disclosures to enable users to evaluate and understand the nature and financial effects of the business combination.  SFAS No. 141(R) must be applied prospectively to business combinations that are consummated beginning in the Company’s fiscal 2010.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS No. 160”) to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Among other requirements, SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is to be reported as a separate component of equity in the consolidated financial statements.  SFAS No. 160 also requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest and to disclose those amounts on the face of the consolidated statement of income.  SFAS No. 160 must be applied prospectively for fiscal years, and interim periods within those fiscal years, beginning in the Company’s fiscal 2010, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented.

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

Comprehensive income and its components, net of tax, are as follows:

	Three Months Ended December 31		Six Months Ended December 31
	2007	2006	2007	2006
		(Unaudited) (In millions)

Net earnings	$224.4	$208.4	$263.5	$266.7
Other comprehensive income (loss):
Net unrealized investment gain (loss)	(0.1)	0.1	(0.3)	0.1
Net derivative instruments gain (loss)	—	(2.0)	(0.9)	(3.2)
Amortization of amounts included in net periodic benefit cost, net	1.7	—	3.3	—
Translation adjustments	17.4	18.9	47.8	19.0

Other comprehensive income (loss)	19.0	17.0	49.9	15.9

Comprehensive income	$243.4	$225.4	$313.4	$282.6

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accumulated net gain (loss) on derivative instruments consists of the following:

	Three Months Ended December 31		Six Months Ended December 31
	2007	2006	2007	2006
	(Unaudited)
	(In millions)

OCI-derivative instruments, beginning of period	$7.3	$9.1	$8.2	$10.3
Gain (loss) on derivative instruments	(0.6)	(4.9)	(2.0)	(6.2)
Reclassification to earnings of net (gain) loss during the period	0.6	1.9	0.6	1.4
Benefit for deferred income taxes	—	1.0	0.5	1.6

Net derivative instruments gain (loss)	—	(2.0)	(0.9)	(3.2)

OCI-derivative instruments, end of period	$7.3	$7.1	$7.3	$7.1

Of the $7.3 million, net of tax, derivative instrument gain recorded in OCI at December 31, 2007, $9.0 million, net of tax, related to the October 2003 gain from the settlement of the treasury lock agreements upon the issuance of the Company’s 5.75% Senior Notes due October 2033, which will be reclassified to earnings as an offset to interest expense over the life of the debt.  Partially offsetting this gain was $0.6 million, net of tax, related to a loss from the settlement of a series of forward-starting interest rate swap agreements upon the issuance of the Company’s 6.00% Senior Notes due May 2037, which will be reclassified to earnings as an addition to interest expense over the life of the debt.  Also partially offsetting the net derivative instrument gain recorded in OCI was $1.1 million in losses, net of tax, related to forward contracts which the Company will reclassify to earnings during the next six months.

At the end of the prior period, the $7.1 million, net of tax, derivative instrument gain recorded in OCI included $9.1 million, net of tax, related to the gain on the settlement of treasury lock agreements upon issuance of the Company’s 5.75% Senior Notes due October 2033, which will be reclassified to earnings as an offset to interest expense over the life of the debt, partially offset by $2.0 million of losses, net of tax, related to forward and option contracts which were reclassified to earnings.

NOTE 3 – ACQUISITION OF BUSINESSES

In July 2007, the Company acquired Ojon Corporation.  Concurrent with this acquisition and under a separate agreement, the Company purchased, from an unrelated party, the exclusive rights to sell and distribute Ojon products worldwide.  The initial purchase price, paid at closing, was funded by cash provided by operations and the issuance of commercial paper as well as the issuance of two promissory notes.  The Company issued (i) a promissory note due July 31, 2009 with a notional value of $7.0 million (present value of $7.6 million at December 31, 2007), bearing interest at 10.00% due at maturity and (ii) a promissory note due August 31, 2012 with a notional amount of $13.5 million (present value of $15.9 million), bearing interest at 10.00% payable annually on July 31.  The notes were recorded in the accompanying consolidated balance sheet at present value using effective rates of 5.11% and 5.42%, respectively.  The purchase agreement also provides for an additional payment, which is expected to be made in fiscal 2013, contingent upon the attainment of certain net sales targets of Ojon products.  In addition, the Company also acquired a business engaged in the wholesale distribution and retail sale of Aveda products.

The aggregate purchase price for these transactions, which includes acquisition costs, was $144.9 million at December 31, 2007.  The results of operations for each of the acquired businesses are included in the accompanying consolidated financial statements commencing with its date of original acquisition.  Pro forma results of operations have not been presented, as the impact on the Company’s consolidated financial results would not have been material.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCK PROGRAMS

As of December 31, 2007, the Company has three active equity compensation plans which include the Amended and Restated Fiscal 2002 Share Incentive Plan, the Fiscal 1999 Share Incentive Plan and the Non-Employee Director Share Incentive Plan (collectively, the “Plans”).  These Plans currently provide for the issuance of 33,194,400 shares, which consist of shares originally provided for and shares transferred to the Plans from a previous plan and employment agreement, to be granted in the form of stock-based awards to key employees, consultants and non-employee directors of the Company.  As of December 31, 2007, approximately 6,536,800 shares of Class A Common Stock were reserved and available to be granted pursuant to these Plans.  The Company may satisfy the obligation of its stock-based compensation awards with either new or treasury shares.  The Company’s stock compensation awards outstanding at December 31, 2007 include stock options, performance share units (“PSU”), restricted stock units (“RSU”) and share units.

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of, stock options, PSUs, RSUs and share units.  Compensation expense attributable to net stock-based compensation during the three months ended December 31, 2007 and 2006 was $14.3 million and $11.7 million, respectively.  Compensation expense attributable to net stock-based compensation during the six months ended December 31, 2007 and 2006 was $33.2 million and $26.5 million, respectively.  As of December 31, 2007 and 2006, the total unrecognized compensation cost related to nonvested stock-based awards was $48.8 and $47.7 million, respectively, and the related weighted-average period over which it is expected to be recognized is approximately 2.0 and 2.2 years, respectively.

Stock Options

A summary of the Company’s stock option programs as of December 31, 2007 and changes during the six-month period then ended, is presented below:

(Unaudited) (Shares in thousands)	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value(1) (in millions)	Weighted-Average Contractual Life Remaining in Years

Outstanding at June 30, 2007	22,572.0	$41.42
Granted at fair value	1,675.2	42.62
Exercised	(763.9)	34.27
Expired	(93.9)	44.46
Forfeited	(38.8)	40.30
Outstanding at December 31, 2007	23,350.6	41.73	$93.7	4.4

Exercisable at December 31, 2007	19,893.7	41.95	$82.9	3.6

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

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

The per-share weighted-average grant date fair value of stock options granted during the three months ended December 31, 2007 and 2006 was $15.54 and $14.71, respectively.  The per-share weighted-average grant date fair value of stock options granted during the six months ended December 31, 2007 and 2006 was $14.37 and $13.67, respectively.  The total intrinsic value of stock options exercised during the three months ended December 31, 2007 and 2006 was $6.4 million and $14.0 million, respectively.  The total intrinsic value of stock options exercised during the six months ended December 31, 2007 and 2006 was $7.1 million and $15.9 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended December 31
(Unaudited)	2007	2006
Weighted-average expected stock-price volatility	24%	24%
Weighted-average expected option life	9 years	9 years
Average risk-free interest rate	4.6%	4.7%
Average dividend yield	1.2%	1.2%

	Six Months Ended December 31
(Unaudited)	2007	2006
Weighted-average expected stock-price volatility	24%	24%
Weighted-average expected option life	8 years	8 years
Average risk-free interest rate	4.5%	4.7%
Average dividend yield	1.2%	1.2%

Performance Share Units

During the six months ended December 31, 2007, the Company issued 119,200 PSUs, which will be settled in stock subject to the achievement of the Company’s net sales and net earnings per share goals for the three years ending June 30, 2010.  Settlement will be made pursuant to a range of opportunities relative to the net sales and net earnings per share targets of the Company and, as such, the compensation cost of the PSU is subject to adjustment based upon the attainability of these target goals.  No settlement will occur for results below the applicable minimum threshold and additional shares shall be issued if performance exceeds the targeted performance goals.  PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSU.  These awards are subject to the provisions of the agreement under which the PSUs are granted.  The PSUs were valued at the closing market value of the Company’s Class A Common Stock on the date of grant and generally vest at the end of the performance period.

The following is a summary of the status of the Company’s PSUs as of December 31, 2007 and activity during the six months then ended:

		Weighted-Average
		Grant Date
(Unaudited) (Shares in thousands)	Shares	Fair Value
Nonvested at June 30, 2007	230.1	$37.36
Granted	119.2	42.58
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2007	349.3	$39.14

Restricted Stock Units

The Company granted approximately 578,400 RSUs during the six months ended December 31, 2007, of which 321,500 are scheduled to vest on October 31, 2008, 167,200 on November 2, 2009 and 89,700 on November 1, 2010, all subject to the continued employment or retirement of the grantees.  Certain RSUs granted in fiscal 2008 are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the RSU and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.  Other RSUs granted in fiscal 2008 are not accompanied by dividend equivalent rights and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant less the discounted present value of the dividends expected to be paid on the shares during the vesting period.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the status of the Company’s RSUs as of December 31, 2007 and activity during the six months then ended:

		Weighted-Average
		Grant Date
(Unaudited) (Shares in thousands)	Shares	Fair Value
Nonvested at June 30, 2007	659.4	$38.74
Granted	578.4	42.00
Vested	(346.7)	38.90
Forfeited	(16.5)	39.98
Nonvested at December 31, 2007	874.6	$40.81

Share Units

The Company grants share units to certain non-employee directors under the Non-Employee Director Share Incentive Plan.  The share units are convertible into shares of Class A Common Stock as provided for in that plan.  Share units are accompanied by dividend equivalent rights that are converted to additional share units when such dividends are declared.  The following is a summary of the status of the Company’s share units as of December 31, 2007 and activity during the six months then ended:

		Weighted-Average
		Grant Date
(Unaudited) (Shares in thousands)	Shares	Fair Value
Outstanding at June 30, 2007	13.8	$37.65
Granted	4.1	44.25
Dividend equivalents	0.2	43.79
Converted	—	—
Outstanding at December 31, 2007	18.1	$39.21

Cash Units

Certain non-employee directors defer cash compensation in the form of cash payout share units, which are not subject to the Plans.  These share units are classified as liabilities and, as such, their fair value is adjusted to reflect the current market value of the Company’s Class A Common Stock.  The Company recorded expense of $0.2 million as compensation to reflect additional deferrals and the change in the market value for the three months ended December 31, 2007 and 2006.  The Company recorded expense of $0.2 million and $0.4 million as compensation to reflect additional deferrals and the change in the market value for the six months ended December 31, 2007 and 2006, respectively.

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

	Three Months Ended December 31		Six Months Ended December 31
	2007	2006	2007	2006
	(Unaudited)
	(In millions)
PRODUCT CATEGORY DATA
Net Sales:
Skin Care	$831.2	$701.1	$1,450.7	$1,268.1
Makeup	827.3	716.8	1,490.4	1,363.6
Fragrance	520.5	465.1	833.5	754.4
Hair Care	110.4	93.9	213.0	176.3
Other	19.4	14.2	31.3	22.2
	$2,308.8	$1,991.1	$4,018.9	$3,584.6
Operating Income (Loss):
Skin Care	$166.5	$148.8	$202.3	$191.7
Makeup	149.4	128.6	190.5	178.5
Fragrance	48.1	37.4	43.1	42.5
Hair Care	6.4	15.6	13.8	19.5
Other	—	2.0	(1.1)	0.6
Special charges related to cost savings initiative	0.1	—	(0.2)	(0.5)
	370.5	332.4	448.4	432.3
Reconciliation:
Interest expense, net	18.3	7.7	36.7	14.4
Earnings before income taxes, minority interest and discontinued operations	$352.2	$324.7	$411.7	$417.9

GEOGRAPHIC DATA
Net Sales:
The Americas	$1,028.2	$944.0	$1,927.1	$1,844.5
Europe, the Middle East & Africa	933.2	761.7	1,484.4	1,233.6
Asia/Pacific	347.4	285.4	607.4	506.5
	$2,308.8	$1,991.1	$4,018.9	$3,584.6
Operating Income (Loss):
The Americas	$91.0	$109.9	$143.4	$183.0
Europe, the Middle East & Africa	207.0	170.8	216.0	189.1
Asia/Pacific	72.4	51.7	89.2	60.7
Special charges related to cost savings initiative	0.1	—	(0.2)	(0.5)
	$370.5	$332.4	$448.4	$432.3

THE ESTÉE LAUDER COMPANIES INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories which are distributed in over 135 countries and territories.  The following is a comparative summary of operating results from continuing operations for the three and six months ended December 31, 2007 and 2006, and reflects the basis of presentation described in Note 1 of Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies for all periods presented.  Sales of products and services that do not meet our definition of skin care, makeup, fragrance or hair care have been included in the “other” category.

	Three Months Ended December 31		Six Months Ended December 31
	2007	2006	2007	2006
	(In millions)
NET SALES
By Region:
The Americas	$1,028.2	$944.0	$1,927.1	$1,844.5
Europe, the Middle East & Africa	933.2	761.7	1,484.4	1,233.6
Asia/Pacific	347.4	285.4	607.4	506.5
	$2,308.8	$1,991.1	$4,018.9	$3,584.6

By Product Category:
Skin Care	$831.2	$701.1	$1,450.7	$1,268.1
Makeup	827.3	716.8	1,490.4	1,363.6
Fragrance	520.5	465.1	833.5	754.4
Hair Care	110.4	93.9	213.0	176.3
Other	19.4	14.2	31.3	22.2
	$2,308.8	$1,991.1	$4,018.9	$3,584.6
OPERATING INCOME (LOSS)
By Region:
The Americas	$91.0	$109.9	$143.4	$183.0
Europe, the Middle East & Africa	207.0	170.8	216.0	189.1
Asia/Pacific	72.4	51.7	89.2	60.7
Special charges related to cost savings initiative	0.1	—	(0.2)	(0.5)
	$370.5	$332.4	$448.4	$432.3

By Product Category:
Skin Care	$166.5	$148.8	$202.3	$191.7
Makeup	149.4	128.6	190.5	178.5
Fragrance	48.1	37.4	43.1	42.5
Hair Care	6.4	15.6	13.8	19.5
Other	—	2.0	(1.1)	0.6
Special charges related to cost savings initiative	0.1	—	(0.2)	(0.5)
	$370.5	$332.4	$448.4	$432.3

THE ESTÉE LAUDER COMPANIES INC.

The following table presents certain consolidated earnings data as a percentage of net sales:

	Three Months Ended December 31		Six Months Ended December 31
	2007	2006	2007	2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	25.1	25.1	25.7	25.9
Gross profit	74.9	74.9	74.3	74.1
Operating expenses:
Selling, general and administrative	58.9	58.2	63.1	62.0
Special charges related to cost savings initiative	(0.0)	—	0.0	0.0
	58.9	58.2	63.1	62.0

Operating income	16.0	16.7	11.2	12.1
Interest expense, net	0.8	0.4	0.9	0.4
Earnings before income taxes, minority interest and discontinued operations	15.2	16.3	10.3	11.7
Provision for income taxes	5.3	5.7	3.6	4.1
Minority interest, net of tax	(0.2)	(0.1)	(0.1)	(0.1)

Net earnings from continuing operations	9.7	10.5	6.6	7.5
Discontinued operations, net of tax	—	(0.0)	—	0.0
Net earnings	9.7%	10.5%	6.6%	7.5%

In order to meet the demands of consumers, we continually introduce new products, support new and established products through advertising, sampling and merchandising and phase out existing products that no longer meet the needs of our consumers or our strategic and financial objectives.  The economics of developing, producing and launching these new products influence our sales and operating performance each period.  The introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

The recent challenges and uncertainties in the economies of certain key countries, including the United States, may have an adverse impact on consumer demand, which could affect our net sales and operating results in the short and long term.

Second Quarter Fiscal 2008 as Compared with Second Quarter Fiscal 2007

NET SALES

Net sales increased 16%, or $317.7 million, to $2,308.8 million, reflecting net sales growth in all of our product categories within each of our regions.  Geographically, a substantial portion of this growth was attained internationally, reflecting our efforts to capitalize on growth opportunities, as well as the soft retail environment in the United States.  Excluding the impact of foreign currency translation, net sales increased 11%.

Product Categories

In the current quarter, net sales in the skin care, makeup and fragrance product categories were favorably impacted in the United States by the ordering patterns of department store customers as a result of a one week shift in the retail calendar from our first fiscal quarter.

Skin Care

Net sales of skin care products increased 19%, or $130.1 million, to $831.2 million.  The recent launches of Idealist Pore Minimizing Skin Refinisher and Hydra Bright Skin Tone Perfecting Moisturizers from Estée Lauder and products in the Acne Solutions Clear Skin System, Continuous Rescue Antioxidant Moisturizers and Zero Gravity Repairwear Lift Firming Cream from Clinique contributed incremental sales of approximately $52 million, combined.  Net sales increases from La Mer, Origins and Good Skin TM products, as well as products in the Re-Nutriv line from Estée Lauder and in the Clinique 3-Step System totaled approximately $41 million.  These improvements were partially offset by approximately $19 million of lower sales from other existing Idealist and Perfectionist products from Estée Lauder.  Net sales of other new and existing products also significantly contributed to the growth.  Excluding the impact of foreign currency translation, skin care net sales increased 13%.

THE ESTÉE LAUDER COMPANIES INC.

Makeup

Makeup net sales increased 15%, or $110.5 million, to $827.3 million, reflecting increases from our makeup artist brands of approximately $73 million.  Also contributing to the growth were the recent launches of Estée Lauder Signature Hydra Lustre Lipstick and Supermoisture Makeup from Clinique, as well as higher sales of Resilience Lift Extreme Ultra Firming products from Estée Lauder of approximately $26 million, combined.  This growth was partially offset by approximately $12 million of lower sales of Pure Color Eyeshadow and High Gloss Lip Gloss from Estée Lauder.  Excluding the impact of foreign currency translation, makeup net sales increased 11%.

Fragrance

Net sales of fragrance products increased 12%, or $55.4 million, to $520.5 million.  The recent launches of Sean John Unforgivable Woman, Estée Lauder pleasures delight, Dreaming Tommy Hilfiger and Tom Ford for Men collectively contributed approximately $34 million to the growth in the category.  Net sales growth of approximately $29 million from DKNY Be Delicious, Jo Malone fragrances, Clinique Aromatics Elixir, Clinique Happy, and Estée Lauder Beautiful also contributed to the increase.  Partially offsetting these increases, by approximately $16 million, were lower sales of DKNY Be Delicious Men and DKNY Red Delicious Women.  While current year sales levels compared favorably to the prior year, we anticipate continued challenges in this product category primarily in the United States.  Excluding the impact of foreign currency translation, fragrance net sales increased 7%.

Hair Care

Hair care net sales increased 18%, or $16.5 million, to $110.4 million, primarily due to the inclusion of the Ojon brand and growth from Aveda and Bumble and bumble.  Aveda net sales increases benefited from the recent launches of Aveda Men Pure-Formance and Smooth Infusion products, as well as the recent acquisition of an independent distributor.  Bumble and bumble net sales benefited from increases from its hotel amenities program and sales from new points of distribution.  Excluding the impact of foreign currency translation, hair care net sales increased 15%.

Geographic Regions

Net sales in the Americas increased 9%, or $84.2 million, to $1,028.2 million.  The results in the United States benefited from the shift in the retail calendar, which affected the ordering patterns of department store customers in our first fiscal quarter, partially offset by ongoing challenges within this channel and their impact on certain of our brands.  Outside of the U.S. department store channel, net sales grew through our internet distribution, offerings from our BeautyBank brands, and in our hair care brands, which included the addition of the Ojon brand, by approximately $29 million combined.  In addition, we experienced net sales growth in Latin America and Canada of approximately $21 million.  Excluding the impact of foreign currency translation, net sales in the Americas increased 8%.

In Europe, the Middle East & Africa, net sales increased 23%, or $171.5 million, to $933.2 million, including an exchange rate benefit due to the weakening of the U.S. dollar of approximately $71 million.  The growth in the region reflected contributions from all countries in the region, led by the United Kingdom, our travel retail business and Russia, which benefited from our continuing expansion in this emerging market.  Excluding the impact of foreign currency translation, net sales in Europe, the Middle East & Africa increased 13%.

Net sales in Asia/Pacific increased 22%, or $62.0 million, to $347.4 million, including an exchange rate benefit due to the weakening of the U.S. dollar of approximately $19 million.  This increase reflected higher net sales of approximately $51 million in China, Australia, Hong Kong, Korea and Japan.  Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 15%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales was 25.1%, which remained unchanged as compared with the prior period.  Cost of sales as a percentage of net sales reflected a positive effect of exchange rates of 20 basis points and favorable changes in manufacturing variances of 10 basis points.  Offsetting these improvements was an increase in obsolescence charges of 20 basis points and an increase in the level and timing of promotions of 10 basis points.

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

OPERATING EXPENSES

Operating expenses increased to 58.9% of net sales as compared with 58.2% of net sales in the prior period.  The increase in operating expenses and operating expense margin reflected higher costs of global information technology systems and infrastructure of approximately 50 basis points as well as new business development initiatives and activities of approximately 40 basis points.  The comparatively lower operating expenses generated by our higher growth brands, as well as our ongoing cost containment initiatives, primarily offset these increases.

Changes in advertising, sampling and merchandising spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

OPERATING RESULTS

Based on the growth of net sales, our constant cost of sales margin and the increase in our operating expense margin as previously discussed, operating income increased 11%, or $38.1 million, to $370.5 million as compared with the prior-year period.  Operating margins were 16.0% of net sales in the current period as compared with 16.7% in the prior-year period.

Product Categories

Fragrance operating results grew 29%, or $10.7 million, to $48.1 million, reflecting growth outside of the United States in certain of our core fragrances, partially offset by lower results from designer fragrances resulting from sales of lower-margin products and continued spending in support of new product launches.  Makeup operating results increased 16%, or $20.8 million, to $149.4 million, reflecting strong growth overseas, partially offset by softness in certain of our core brands in the United States.  Skin care operating results increased 12%, or $17.7 million, to $166.5 million, reflecting worldwide growth from certain of our core brands, as well as contributions from our La Mer brand.  Our makeup and skin care categories were the primary beneficiaries of the shift in the retail calendar.  Hair care results declined 59%, or $9.2 million, to $6.4 million.  This decrease in profitability reflects investments designed to support our short and long-term growth in this category through new points of distribution and an increase in intangible asset amortization resulting from recent strategic acquisitions.

Geographic Regions

Operating income in the Americas decreased 17%, or $18.9 million, to $91.0 million reflecting increased spending on global information technology systems and infrastructure, as well as on new business development initiatives and activities.  In the United States, operating income improvements as a result of the shift in the retail calendar were offset by the ongoing challenges experienced in the department store channel.

In Europe, the Middle East & Africa, operating income increased 21%, or $36.2 million, to $207.0 million primarily due to improved results in the United Kingdom, our travel retail business, the Balkans and Germany of approximately $27 million, collectively.  Partially offsetting these increases were lower results in Russia of approximately $2 million, reflecting spending to support our continuing expansion in this emerging market.

In Asia/Pacific, operating income increased 40%, or $20.7 million, to $72.4 million.  All of our affiliates in this region experienced an increase in operating income, primarily resulting from net sales growth led by Australia, Japan, China, Korea, and Hong Kong, which contributed approximately $17 million, collectively.

INTEREST EXPENSE, NET

Net interest expense was $18.3 million as compared with $7.7 million in the prior period.  This change primarily resulted from higher average debt balances, including an additional $600.0 million of senior notes issued in the fourth quarter of fiscal 2007.

THE ESTÉE LAUDER COMPANIES INC.

PROVISION FOR INCOME TAXES

The provision for income taxes represents Federal, foreign, state and local income taxes.  The effective rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses.  Our effective tax rate will change from quarter to quarter based on non-recurring and recurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, state and local taxes, tax audit settlements and the interaction of various global tax strategies.  In addition, changes in judgment from the evaluation of new information resulting in recognition, derecognition or remeasurement of a tax position taken in a prior annual period are recognized separately in the quarter of change.

The effective rate for income taxes for the three months ended December 31, 2007 and December 31, 2006 was 34.9%.  While there was no change in the overall effective income tax rate between the two periods (including the remeasurement of tax positions requiring recognition in the current quarter), the rate for the current quarter included an extra 210 basis for nondeductible expenses and other miscellaneous items offset by a decrease in 210 basis points relating to the tax effect of our foreign operations (90 basis points), lower state and local tax expense (100 basis points) and an increase in tax credits (20 basis points).

Six Months Fiscal 2008 as Compared with Six Months Fiscal 2007

NET SALES

Net sales increased 12%, or $434.3 million, to $4,018.9 million, reflecting net sales growth in all of our product categories, with hair care showing the largest proportionate growth.  Skin care, makeup and fragrance net sales increases were led by Europe, the Middle East and Africa while most of the net sales growth in hair care was achieved in the Americas.  Overall, the increase in net sales reflected our efforts to capitalize on growth opportunities internationally.  Excluding the impact of foreign currency translation, net sales increased 8%.

Product Categories

Skin Care

Net sales of skin care products increased 14%, or $182.6 million, to $1,450.7 million. The recent launches of Idealist Pore Minimizing Skin Refinisher and Hydra Bright Skin Tone Perfecting Moisturizers from Estée Lauder and products in the Acne Solutions Clear Skin System, Zero Gravity Repairwear Lift Firming Cream and Continuous Rescue Antioxidant Moisturizers from Clinique contributed incremental sales of approximately $92 million, combined. Net sales increases from La Mer, Origins and Good Skin TM products, as well as Re-Nutriv and Resilience Lift Extreme Ultra Firming products from Estée Lauder, totaled approximately $72 million. These improvements were partially offset by approximately $39 million of lower sales from certain other existing Idealist products and Perfectionist products from Estée Lauder. Net sales of other new and existing products also significantly contributed to the growth. Excluding the impact of foreign currency translation, skin care net sales increased 10%.

Makeup

Makeup net sales increased 9%, or $126.8 million, to $1,490.4 million reflecting growth from our makeup artist brands of approximately $89 million. Also contributing to the growth were the recent launches of Estée Lauder Signature Hydra Lustre Lipstick and Supermoisture Makeup from Clinique, as well as higher sales of Resilience Lift Extreme Ultra Firming products from Estée Lauder of approximately $46 million, combined.  Partially offsetting these increases were lower sales of approximately $22 million of Pure Color Eyeshadow by Estée Lauder and High Definition Lashes Brush Then Comb Mascara and Perfectly Real Makeup by Clinique. Excluding the impact of foreign currency translation, makeup net sales increased 6%.

Fragrance

Net sales of fragrance products increased 10%, or $79.1 million, to $833.5 million. The recent launches of Sean John Unforgivable Woman, Estée Lauder pleasures delight, Tom Ford for Men and Dreaming Tommy Hilfiger collectively contributed approximately $47 million to the growth in the category. Higher sales of approximately $48 million of DKNY Be Delicious, Jo Malone fragrances, Sean John Unforgivable and Clinique Happy also contributed to the increase. Lower sales of approximately $23 million of DKNY Be Delicious Men and Youth Dew Amber Nude by Tom Ford for Estée Lauder partially offset the growth in this product category. Excluding the impact of foreign currency translation, fragrance net sales increased 6%.

THE ESTÉE LAUDER COMPANIES INC.

Hair Care

Hair care net sales increased 21%, or $36.7 million, to $213.0 million, primarily due to growth from Aveda and Bumble and bumble, and the inclusion of the Ojon brand which was acquired at the end of July 2007.  Aveda net sales increases benefited from the recent launches of Smooth Infusion and Aveda Men Pure-Formance products, as well as the recent acquisition of an independent distributor.  Bumble and bumble net sales benefited from increases from its hotel amenities program and sales from new points of distribution.  Excluding the impact of foreign currency translation, hair care net sales increased 19%.

Geographic Regions

Net sales in the Americas increased 4%, or $82.6 million, to $1,927.1 million.  The increase was led by growth outside of the U.S. department store channel, which continues to be challenging for us.  Net sales increases of approximately $45 million resulted from growth from our hair care brands, which included the addition of the Ojon brand, and our internet distribution.  Net sales growth from the recent launch of Sean John Unforgivable Woman, and growth in our makeup artist and BeautyBank brands contributed approximately $40 million to the region.  Net sales growth in Latin America and Canada contributed an additional $32 million to the increase.  Partially offsetting this growth was approximately $41 million related to weaknesses in certain of our core brands in the United States as a result of competitive pressures.  The impact of foreign currency translation on net sales in the Americas was de minimis.

In Europe, the Middle East & Africa, net sales increased 20%, or $250.8 million, to $1,484.4 million, including an exchange rate benefit due to the weakening of the U.S. dollar of approximately $98 million.  The growth in the region reflected contributions from all countries in the region, led by the United Kingdom, our travel retail business, and Russia, which benefited from our continuing expansion in this emerging market.  Excluding the impact of foreign currency translation, net sales in Europe, the Middle East & Africa increased 12%.

Net sales in Asia/Pacific increased 20%, or $100.9 million, to $607.4 million, including an exchange rate benefit due to the weakening of the U.S. dollar of approximately $28 million.  This increase reflected higher net sales of approximately $82 million in China, Australia, Korea, Hong Kong and Japan.  Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 14%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales decreased to 25.7% as compared with 25.9% in the prior period.  Cost of sales as a percentage of net sales reflected a positive effect of exchange rates of 20 basis points, a decrease in the level and timing of promotions of approximately 10 basis points and favorable changes in manufacturing variances of 10 basis points.  Partially offsetting these improvements was an unfavorable change in the mix of our business of approximately 10 basis points and an increase in obsolescence charges of 10 basis points.

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

OPERATING EXPENSES

Operating expenses increased to 63.1% of net sales as compared with 62.0% of net sales in the prior period.  The increase in operating expenses and operating expense margin reflected higher costs of global information technology systems and infrastructure as well as higher demonstration, field selling and training costs as part of our planned initiative to improve the consumer experience of approximately 40 basis points each.  In addition, the increase reflected new business development initiatives and activities of approximately 30 basis points.

Changes in advertising, merchandising and sampling spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

THE ESTÉE LAUDER COMPANIES INC.

OPERATING RESULTS

Due to the growth in net sales, the decrease in our cost of sales margin and the increase in our operating expense margins as previously discussed, operating income increased 4%, or $16.1 million, to $448.4 million as compared with the prior-year period.  Operating margins declined to 11.2% of net sales as compared with 12.1% in the prior-year period.

Product Categories

Makeup operating results increased 7%, or $12.0 million, to $190.5 million, primarily as a result of higher global net sales from our makeup artist brands, which were partially offset by challenges faced by our core brands particularly in the United States which was impacted by a soft retail environment.  Skin care operating results increased 6%, or $10.6 million, to $202.3 million, driven primarily by results from our La Mer brand and our focus on emphasizing higher-margin products.  Fragrance operating results increased 1%, or $0.6 million to $43.1 million, reflecting improved results from Clinique and Estée Lauder fragrances internationally, partially offset by challenges in the United States.  Hair care operating results declined 29%, or $5.7 million, to $13.8 million primarily related to an increase in intangible asset amortization resulting from recent strategic acquisitions.

Geographic Regions

Operating income in the Americas declined 22%, or $39.6 million, to $143.4 million, reflecting increased spending on global information technology systems and infrastructure, new business development initiatives and activities, as well as on selling activities related to strategic initiatives intended to drive future sales growth of our brands and to improve the consumer experience.

In Europe, the Middle East & Africa, operating income increased 14%, or $26.9 million, to $216.0 million primarily due to higher results of approximately $24 million in the United Kingdom, our travel retail business and the Benelux countries.  Partially offsetting these increases were lower results in Russia of approximately $3 million, reflecting spending to support our continuing expansion in this emerging market.

In Asia/Pacific, operating income increased 47%, or $28.5 million, to $89.2 million.  All of our affiliates in this region experienced an increase in operating income, primarily resulting from net sales growth led by Australia, Japan, Hong Kong and Korea, which contributed approximately $22 million, collectively.

INTEREST EXPENSE, NET

Net interest expense was $36.7 million as compared with $14.4 million in the prior period.  This change primarily resulted from higher average debt balances, including an additional $600.0 million of senior notes issued in the fourth quarter of fiscal 2007, partially offset by lower average investment rates.

PROVISION FOR INCOME TAXES

The provision for income taxes represents Federal, foreign, state and local income taxes.  The effective rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses.  Our effective tax rate will change from quarter to quarter based on non-recurring and recurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, state and local taxes, tax audit settlements and the interaction of various global tax strategies.  In addition, changes in judgment from the evaluation of new information resulting in recognition, derecognition or remeasurement of a tax position taken in a prior annual period are recognized separately in the quarter of change.

The effective rate for income taxes for the six months ended December 31, 2007 was 35.0% as compared with 35.1% in the prior period.  The improvement in the effective income tax rate of 10 basis points (including the remeasurement of tax positions requiring recognition in the current period) resulted from a decrease in state and local income tax expense (70 basis points), the favorable tax effect of our foreign operations (30 basis points) and an increase in tax credits (10 basis points) partially offset by an increase in nondeductible expenses and miscellaneous items of approximately 100 basis points.

THE ESTÉE LAUDER COMPANIES INC.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad.  At December 31, 2007, we had cash and cash equivalents of $319.5 million compared with $253.7 million at June 30, 2007.

At December 31, 2007, our outstanding borrowings were as follows:

	Long-term Debt	Short-term Debt	Total Debt
	(In millions)

6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (1)	$296.2	$—	$296.2
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”) (2)	197.5	—	197.5
5.55% Senior Notes, due May 15, 2017 (“2017 Senior Notes”) (3)	310.5	—	310.5
6.00% Senior Notes, due January 15, 2012 (“2012 Senior Notes”) (4)	240.8	—	240.8
$13.5 million promissory note due August 12, 2012 (5)	15.9	—	15.9
$7.0 million promissory note due July 31, 2009 (6)	7.6	—	7.6
Commercial paper maturing through January 2008 (4.53% average interest rate)	—	172.1	172.1
8.1 million Turkish lira borrowings against overdraft facility	—	6.8	6.8
Other borrowings	4.8	20.0	24.8
	$1,073.3	$198.9	$1,272.2

(1)              Consists of $300.0 million principal and unamortized debt discount of $3.8 million.

(2)              Consists of $200.0 million principal and unamortized debt discount of $2.5 million.

(3)              Consists of $300.0 million principal, unamortized debt discount of $0.4 million and a $10.9 million adjustment to reflect the fair value of outstanding interest rate swaps.

(4)              Consists of $250.0 million principal, unamortized debt discount of $0.5 million and an $8.7 million adjustment to reflect the remaining termination value of an interest rate swap that is being amortized to interest expense over the life of the debt.

(5)              Consists of $13.5 million face value and unamortized premium of $2.4 million.

(6)              Consists of $7.0 million face value and unamortized premium of $0.6 million.

We have a $750.0 million commercial paper program under which we may issue commercial paper in the United States.  Our commercial paper is currently rated A-1 by Standard & Poor’s and P-1 by Moody’s.  Our long-term credit ratings are A with a stable outlook by Standard & Poor’s and A2 with a stable outlook by Moody’s.  At December 31, 2007, we had $172.1 million of commercial paper outstanding, which we may refinance on a periodic basis as it matures at then-prevailing market interest rates.  We also have $194.4 million in additional uncommitted credit facilities, of which $22.9 million was used as of December 31, 2007.

We have an undrawn $750.0 million senior unsecured revolving credit facility that expires on April 26, 2012.  This facility may be used primarily to provide credit support for our commercial paper program, to repurchase shares of our common stock and for general corporate purposes.  Up to the equivalent of $250 million of the credit facility is available for multi-currency loans.  The interest rate on borrowings under the credit facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or ½% plus the Federal funds rate.  We incurred costs of approximately $0.3 million to establish the facility which will be amortized over the term of the facility.  The credit facility has an annual fee of $0.4 million, payable quarterly, based on our current credit ratings.  As of December 31, 2007, we were in compliance with all related financial and other restrictive covenants, including limitations on indebtedness and liens.

In July 2007, we acquired Ojon Corporation.  As part of the purchase price, we issued (i) a promissory note due July 31, 2009 with a notional value of $7.0 million (present value of $7.6 million at December 31, 2007), bearing interest at 10.00% due at maturity and (ii) a promissory note due August 31, 2012 with a notional amount of $13.5 million (present value of $15.9 million), bearing interest at 10.00% payable annually on July 31.  The notes due in 2009 and 2012 were recorded in the accompanying consolidated balance sheet at present value using effective rates of 5.11% and 5.42%, respectively.

THE ESTÉE LAUDER COMPANIES INC.

We have a fixed rate promissory note agreement with a financial institution pursuant to which we may borrow up to $150.0 million in the form of loan participation notes through one of our subsidiaries in Europe.  The interest rate on borrowings under this agreement is at an all-in fixed rate determined by the lender and agreed to by us at the date of each borrowing.  At December 31, 2007, no borrowings were outstanding under this agreement.  Debt issuance costs incurred related to this agreement were de minimis.

We have an overdraft borrowing agreement with a financial institution pursuant to which our subsidiary in Turkey may be credited to satisfy outstanding negative daily balances arising from its business operations.  The total balance outstanding at any time shall not exceed 20.0 million Turkish lira.  The interest rate applicable to each such credit shall be 40 basis points per annum above the spot rate charged by the lender or the lender’s floating call rate agreed to by us at each borrowing.  There were no debt issuance costs incurred related to this agreement.  The outstanding balance at December 31, 2007 ($6.8 million at the exchange rate at December 31, 2007) is classified as short-term debt in our consolidated balance sheet.

We have a 3.0 billion yen revolving credit facility that expires on March 24, 2009.  The interest rate on borrowings under the credit facility is based on TIBOR (Tokyo Interbank Offered Rate) and a 10 basis point facility fee is incurred on the undrawn balance.  At December 31, 2007, no borrowings were outstanding under this facility.

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

Total debt as a percent of total capitalization was 48% at December 31, 2007 and at June 30, 2007.

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

Cash Flows

Net cash provided by operating activities from continuing operations was $361.9 million during the six months ended December 31, 2007 compared with $312.7 million in the prior period.  This increase reflected a higher level of cash generated from net earnings before non-cash items such as depreciation, amortization and stock-based compensation.  The net increase in operating cash flows also reflected improved collections of accounts receivable as well as significant payments made in the prior period related to the Company’s cost savings initiative, partially offset by the change in accounts payable levels, which in the prior period were impacted by a lower opening balance.

Net cash used for investing activities was $276.8 million during the six months ended December 31, 2007 compared with $197.6 million in the prior period.  The increase during the current period primarily reflected cash payments related to the acquisition of Ojon Corporation and the exclusive rights to sell and distribute Ojon products worldwide, and to a lesser extent, the acquisition of an Aveda distributor.  Capital expenditures also increased from the prior period reflecting incremental spending for counters and the higher costs of technology related to our continuing company-wide initiative to upgrade our information systems.

Net cash used for financing activities was $24.5 million during the six months ended December 31, 2007 as compared with $230.2 million in the prior period.  This change from the prior period primarily reflected fewer stock repurchases and, to a lesser extent, an increase in commercial paper borrowings.

Dividends

During the current period, we paid dividends on the Class A and Class B Common Stock of $.55 per share (or an aggregate of $106.6 million) as compared with $.50 per share (or an aggregate of $103.6 million) in the prior-year period.

THE ESTÉE LAUDER COMPANIES INC.

Share Repurchase Program

We are authorized by the Board of Directors to repurchase up to 88.0 million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  As of December 31, 2007, the cumulative total of acquired shares pursuant to the authorization was 63.0 million, reducing the remaining authorized share repurchase balance to 25.0 million.  During the first six months of fiscal 2008, we purchased approximately 1.9 million shares for $80.1 million as outlined in the following table:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program	(1)
July 2007	—		—		—	6,929,958
August 2007	100,000		$41.76		100,000	6,829,958
	97,417	(2)	—	(2)	97,417	6,732,541
September 2007	1,219,800		$41.17		1,219,800	5,512,741
October 2007	117,807	(3)	$43.39		—	5,512,741
November 2007	—		—		—	25,512,741
December 2007	474,653	(3)	$43.44		474,600	25,038,141
Year-to-date	2,009,677		$41.90		1,891,817	25,038,141

(1)           The publicly announced repurchase program was last increased by 20.0 million shares on November 9, 2007.  The initial program covering the repurchase of 8.0 million shares was announced in September 1998 and increased by 20.0 million shares on both February 15, 2007 and May 18, 2005 and 10.0 million shares on both May 11, 2004 and October 30, 2002.

(2)           Represents shares of our common stock received as a price adjustment and final settlement related to an accelerated share repurchase program with a financial counterparty implemented during fiscal 2007.

(3)           Includes shares that were repurchased by the Company in connection with shares withheld to satisfy tax obligations upon the vesting of restricted stock units.

Commitments, Contingencies and Contractual Obligations

Since June 30, 2007, we made additional commitments pursuant to employment agreements, the purchase of Ojon Corporation and the purchase of the exclusive rights to sell and distribute Ojon products worldwide.  These commitments will result in an increase to our contractual obligations previously disclosed in our Annual Report on Form 10-K for periods beyond fiscal 2008.  Debt service commitments are expected to increase $2.1 million, $8.4 million, $1.4 million, $1.4 million and $13.5 million in fiscal 2009, 2010, 2011, 2012, and 2013, respectively.  Unconditional purchase obligations are expected to increase $16.6 million, $13.8 million, $6.7 million and $4.7 million in fiscal 2009, 2010, 2011 and 2012, respectively.

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), effective July 1, 2007.  As a result, our liability for unrecognized tax benefits was approximately $142.7 million, with an additional related gross accrual for interest and penalties of approximately $42.0 million.  As of December 31, 2007, our liability for unrecognized tax benefits was approximately $150.7 million, and the related gross accrual for interest and penalties was approximately $49.3 million.  However, because these multi-jurisdictional issues are complex and the level and disposition of such issues are subject to change, reasonably reliable estimates of the amounts and periods of related future payments cannot be made at this time.

Derivative Financial Instruments and Hedging Activities

There have been no significant changes to our derivative financial instruments and hedging activities as discussed in our Annual Report on Form 10-K for the year ended June 30, 2007.

THE ESTÉE LAUDER COMPANIES INC.

Foreign Exchange Risk Management

We enter into forward exchange contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with our identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on our costs and on the cash flows that we receive from foreign subsidiaries.  Almost all foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions rated as strong investment grade by a major rating agency.  We also enter into foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The forward exchange contracts and foreign currency options entered into to hedge anticipated transactions have been designated as cash-flow hedges.  Hedge effectiveness of forward exchange contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology.  The ineffective portion of both forward exchange and foreign currency option contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses accumulated in other comprehensive income are reclassified to current-period earnings.  As of December 31, 2007, these cash-flow hedges were highly effective, in all material respects.

As a matter of policy, we only enter into contracts with counterparties that have at least an “A” (or equivalent) credit rating.  The counterparties to these contracts are major financial institutions.  We do not have significant exposure to any one counterparty.  Our exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts.  Management believes risk of default under these hedging contracts is remote and in any event would not be material to the consolidated financial results.  The contracts have varying maturities through the end of June 2008.  Costs associated with entering into such contracts have not been material to our consolidated financial results.  We do not utilize derivative financial instruments for trading or speculative purposes.  At December 31, 2007, we had foreign currency contracts in the form of forward exchange contracts in the amount of $855.4 million.  The foreign currencies included in forward exchange contracts (notional value stated in U.S. dollars) are principally the Canadian dollar ($168.2 million), British pound ($161.0 million), Swiss franc ($135.2 million), the Euro ($132.0 million) and the Australian dollar ($79.2 million).

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

We have interest rate swap agreements, with a notional amount totaling $250.0 million, to effectively convert the fixed rate interest on our 2017 Senior Notes to variable interest rates based on six-month LIBOR.  The interest rate swaps were designated as fair-value hedges.  As of December 31, 2007, these fair-value hedges were highly effective, in all material respects.

Market Risk

Using the value-at-risk model, as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, our average value-at-risk, calculated for the most recent twelve months, is $6.8 million related to our foreign exchange contracts.  As of December 31, 2007, our average value-at-risk related to our interest rate contracts for the twelve month period for which these contracts were outstanding was $12.1 million.  There have been no significant changes in market risk since June 30, 2007 that would have a material effect on our calculated value-at-risk exposure, as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

THE ESTÉE LAUDER COMPANIES INC.

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

As of December 31, 2007, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled approximately $150.7 million.  If recognized, approximately $114.2 million would affect the effective tax rate.  Our gross accrual for interest and penalties related to unrecognized tax benefits as of December 31, 2007 was approximately $49.3 million.

Earnings from our global operations are subject to tax in various jurisdictions both within and outside the United States.  We provide tax reserves for U.S. federal, state, local and international unrecognized tax benefits for periods subject to audit.  We believe that the tax reserves are adequate for all years subject to examination.  We are currently subject to a U.S. federal tax audit as well as examinations in several state, local, and international jurisdictions.  These audits and examinations are in various stages of completion and involve complex multi-jurisdictional issues, including transfer pricing, that may require an extended period of time for resolution.  It is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease during the next twelve months.  However, because these multi-jurisdictional issues, including transfer pricing, are complex and the level and disposition of such issues are subject to change, the range of reasonably possible change cannot be estimated at this time.

Since June 30, 2007, there have been no other significant changes to the assumptions and estimates related to our critical accounting policies.

THE ESTÉE LAUDER COMPANIES INC.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  SFAS No. 157 becomes effective for us in the beginning of fiscal 2009.  We are currently evaluating the impact of the provisions of SFAS No. 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value.  An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred.  SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157.  An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption.  We are currently evaluating the impact of the provisions of SFAS No. 159 on our consolidated financial statements, if any, when it becomes effective in the beginning of fiscal 2009.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations,” however, it retains the fundamental requirements of the former Statement that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business.  SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  Among other requirements, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair values, with limited exceptions; acquisition-related costs generally will be expensed as incurred.  SFAS No. 141(R) requires certain financial statement disclosures to enable users to evaluate and understand the nature and financial effects of the business combination.  SFAS No. 141(R) must be applied prospectively to business combinations that are consummated beginning in our fiscal 2010.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS No. 160”) to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Among other requirements, SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is to be reported as a separate component of equity in the consolidated financial statements.  SFAS No. 160 also requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest and to disclose those amounts on the face of the consolidated statement of income.  SFAS No. 160 must be applied prospectively for fiscal years, and interim periods within those fiscal years, beginning in our fiscal 2010, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented.

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

Item 4. Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2007 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

As part of our Strategic Modernization Initiative, we anticipate the continued migration of our operations to SAP, with the majority of our business being implemented through fiscal 2010.  Based on management’s evaluation, the necessary steps have been taken to monitor and maintain appropriate internal control over financial reporting during this period.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended December 31, 2007, no holders of Class B Common Stock converted such shares into Class A Common Stock.

Share Repurchase Program

Information required by this item is set forth in Part I Item 2 of this Quarterly Report on Form 10-Q under the caption “Liquidity and Capital Resources — Share Repurchase Program” and is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)                                  The Annual Meeting of Stockholders of the Company was held on November 9, 2007.

(b)                                 The following directors were re-elected at the Annual Meeting of Stockholders: Aerin Lauder, William P. Lauder, Richard D. Parsons and Lynn Forester de Rothschild as Class II Directors for a term expiring at the 2010 Annual Meeting.  The Class I Directors, whose terms expire at the 2009 Annual Meeting are Rose Marie Bravo, CBE, Paul J. Fribourg, Mellody Hobson, Irvine O. Hockaday, Jr., and Barry S. Sternlicht.  The Class III Directors, whose terms expire at the 2008 Annual Meeting are Charlene Barshefsky, Leonard A. Lauder and Ronald S. Lauder.

(c)                                                          (i) Each person re-elected as a director at the Annual Meeting received the number of votes (shares of Class B Common Stock are entitled to ten votes per share) indicated beside his or her name:

Name	Votes For	Votes Withheld
Aerin Lauder	886,984,323	4,382,034
William P. Lauder	888,088,428	3,277,929
Richard D. Parsons	847,787,345	43,579,012
Lynn Forester de Rothschild	888,743,284	2,623,073

(ii) 848,291,439 votes (shares of Class B Common Stock are entitled to ten votes per share) were cast for and 31,747,284 votes were cast against the approval of The Estée Lauder Companies Inc. Non-Employee Director Share Incentive Plan.  There were 674,065 abstentions and 10,653,569 broker nonvotes.

(iii) 890,558,874 votes (shares of Class B Common Stock are entitled to ten votes per share) were cast for and 132,460 votes were cast against the ratification of the appointment of KPMG LLP as independent auditors of the Company for the 2008 fiscal year.  There were 675,023 abstentions and no broker nonvotes.

(d)                                 Not applicable

THE ESTÉE LAUDER COMPANIES INC.

PART II. OTHER INFORMATION

Item 6. Exhibits.

Exhibit Number	Description

10.1

The Estée Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended and restated on November 9, 2007) (filed as Exhibit 99.1 to our Registration Statement on Form S-8 on November 9, 2007) (SEC File No. 1-14064).*†

10.1a

Form of Stock Option Agreement for Annual Stock Option Grants under Non-Employee Director Share Incentive Plan (filed as Exhibit 99.2 to our Registration Statement on Form S-8 on November 9, 2007) (SEC File No. 1-14064).*†

10.1b

Form of Stock Option Agreement for Elective Stock Option Grants under Non-Employee Director Share Incentive Plan (filed as Exhibit 99.3 to our Registration Statement on Form S-8 on November 9, 2007) (SEC File No. 1-14064).*†

10.2

Employment Agreement, dated as of November 8, 2007 between the Company and Fabrizio Freda (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 11, 2007) (SEC File No. 1-14064).*†

10.3

Amendment to Employment Agreement, dated as of November 8, 2007 between the Company and William P. Lauder (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 11, 2007) (SEC File No. 1-14064).*†

10.4

Amendment to Employment Agreement, dated as of November 8, 2007 between the Company and Daniel J. Brestle (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 11, 2007) (SEC File No. 1-14064).*†

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

THE ESTÉE LAUDER COMPANIES INC.

Date: February 1, 2008	By:	/s/ RICHARD W. KUNES
Richard W. Kunes
Executive Vice President
and Chief Financial Officer
(Principal Financial and
Accounting Officer)

THE ESTÉE LAUDER COMPANIES INC.

INDEX TO EXHIBITS

Exhibit Number	Description

10.1

The Estée Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended and restated on November 9, 2007) (filed as Exhibit 99.1 to our Registration Statement on Form S-8 on November 9, 2007) (SEC File No. 1-14064).*†

10.1a

Form of Stock Option Agreement for Annual Stock Option Grants under Non-Employee Director Share Incentive Plan (filed as Exhibit 99.2 to our Registration Statement on Form S-8 on November 9, 2007) (SEC File No. 1-14064).*†

10.1b

Form of Stock Option Agreement for Elective Stock Option Grants under Non-Employee Director Share Incentive Plan (filed as Exhibit 99.3 to our Registration Statement on Form S-8 on November 9, 2007) (SEC File No. 1-14064).*†

10.2

Employment Agreement, dated as of November 8, 2007 between the Company and Fabrizio Freda (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 11, 2007) (SEC File No. 1-14064).*†

10.3

Amendment to Employment Agreement, dated as of November 8, 2007 between the Company and William P. Lauder (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 11, 2007) (SEC File No. 1-14064).*†

10.4

Amendment to Employment Agreement, dated as of November 8, 2007 between the Company and Daniel J. Brestle (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 11, 2007) (SEC File No. 1-14064).*†

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