Form 10-Q
period 2008-03-31
ESTEE LAUDER COMPANIES INC
filed 2008-05-06
CIK 1001250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number: 1-14064

The Estée Lauder Companies Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-2408943
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

767 Fifth Avenue, New York, New York	10153
(Address of principal executive offices)	(Zip Code)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At May 1, 2008, 115,392,275 shares of the registrant’s Class A Common Stock, $.01 par value, and 78,467,261 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
	2008	2007	2008	2007
	(In millions, except per share data)

Net Sales	$1,879.8	$1,690.5	$5,898.7	$5,275.1
Cost of Sales	471.9	426.0	1,506.2	1,353.1

Gross Profit	1,407.9	1,264.5	4,392.5	3,922.0

Operating expenses:
Selling, general and administrative	1,247.4	1,107.9	3,783.4	3,332.6
Charges (adjustments) related to cost savings initiative	(0.7)	(0.1)	(0.5)	0.4
	1,246.7	1,107.8	3,782.9	3,333.0

Operating Income	161.2	156.7	609.6	589.0

Interest expense, net	16.1	8.8	52.8	23.2
Earnings before Income Taxes, Minority Interest and Discontinued Operations	145.1	147.9	556.8	565.8

Provision for income taxes	53.7	52.4	197.7	199.1
Minority interest, net of tax	(1.3)	(1.7)	(5.5)	(6.4)
Net Earnings from Continuing Operations	90.1	93.8	353.6	360.3

Discontinued operations, net of tax	—	0.1	—	0.3
Net Earnings	$90.1	$93.9	$353.6	$360.6

Basic net earnings per common share:
Net earnings from continuing operations	$.47	$.46	$1.83	$1.74
Discontinued operations, net of tax	—	.00	—	.00
Net earnings	$.47	$.46	$1.83	$1.74

Diluted net earnings per common share:
Net earnings from continuing operations	$.46	$.45	$1.80	$1.71
Discontinued operations, net of tax	—	.00	—	.00
Net earnings	$.46	$.45	$1.80	$1.71

Weighted average common shares outstanding:
Basic	193.9	203.8	193.8	207.7
Diluted	196.6	208.0	196.8	211.0

Cash dividends declared per share	$—	$—	$.55	$.50

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED BALANCE SHEETS

	March 31	June 30
	2008	2007
	(Unaudited)
	($ in millions)
ASSETS
Current Assets
Cash and cash equivalents	$410.0	$253.7
Accounts receivable, net	1,137.9	860.5
Inventory and promotional merchandise, net	927.9	855.8
Prepaid expenses and other current assets	336.0	269.4
Total current assets	2,811.8	2,239.4

Property, Plant and Equipment, net	991.1	880.8

Other Assets
Investments, at cost or market value	26.8	22.2
Goodwill and other intangible assets, net	901.7	764.7
Other assets, net	320.9	218.6
Total other assets	1,249.4	1,005.5
Total assets	$5,052.3	$4,125.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$191.7	$60.4
Accounts payable	339.0	314.7
Accrued income taxes	61.8	161.7
Other accrued liabilities	1,173.3	963.9
Total current liabilities	1,765.8	1,500.7

Noncurrent Liabilities
Long-term debt	1,085.8	1,028.1
Other noncurrent liabilities	613.0	376.6
Total noncurrent liabilities	1,698.8	1,404.7

Minority Interest	30.3	21.3

Stockholders’ Equity
Common stock, $.01 par value; 650,000,000 shares Class A authorized; shares issued: 179,061,045 at March 31, 2008 and 173,365,104 at June 30, 2007; 240,000,000 shares Class B authorized; shares issued and outstanding: 78,467,261 at March 31, 2008 and 81,804,761 at June 30, 2007	2.6	2.6
Paid-in capital	922.3	801.7
Retained earnings	2,965.1	2,731.5
Accumulated other comprehensive income	155.7	54.7
	4,045.7	3,590.5
Less: Treasury stock, at cost; 63,118,699 Class A shares at March 31, 2008 and 60,841,674 Class A shares at June 30, 2007	(2,488.3)	(2,391.5)
Total stockholders’ equity	1,557.4	1,199.0
Total liabilities and stockholders’ equity	$5,052.3	$4,125.7

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31
	2008	2007
	(In millions)

Cash Flows from Operating Activities
Net earnings	$353.6	$360.6
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	184.5	152.8
Deferred income taxes	(80.1)	(16.3)
Minority interest, net of tax	5.5	6.4
Non-cash stock-based compensation	40.8	35.6
Excess tax benefits from stock-based compensation arrangements	(0.6)	(5.5)
Loss on disposal of fixed assets	5.3	7.6
Discontinued operations, net of tax	—	(0.3)
Other non-cash items	2.0	0.5
Changes in operating assets and liabilities
Increase in accounts receivable, net	(189.9)	(174.7)
Increase in inventory and promotional merchandise, net	(18.8)	(29.3)
Increase in other assets, net	(48.7)	(41.1)
Increase (decrease) in accounts payable	(1.7)	8.0
Increase in current and noncurrent accrued income taxes	128.1	70.7
Increase in other accrued liabilities	132.7	87.7
Increase (decrease) in other noncurrent liabilities	5.8	(6.4)
Net cash flows provided by operating activities of continuing operations	518.5	456.3
Net cash flows used for operating activities of discontinued operations	—	(5.7)
Net cash flows provided by operating activities	518.5	450.6

Cash Flows from Investing Activities
Capital expenditures	(250.3)	(212.0)
Acquisition of businesses, net of cash acquired	(120.4)	(56.7)
Purchases of long-term investments	(0.4)	(0.5)
Net cash flows used for investing activities	(371.1)	(269.2)

Cash Flows from Financing Activities
Increase in short-term debt, net	131.0	49.9
Proceeds from issuance of long-term debt, net	—	591.1
Repayments and redemptions of long-term debt	(4.3)	(2.5)
Net proceeds from stock-based compensation transactions	70.9	121.6
Excess tax benefits from stock-based compensation arrangements	0.6	5.5
Payments to acquire treasury stock	(93.6)	(1,004.3)
Dividends paid to stockholders	(106.6)	(103.6)
Distributions made to minority holders of consolidated subsidiaries	—	(9.5)
Net cash flows used for financing activities	(2.0)	(351.8)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	10.9	3.8

Net Increase (Decrease) in Cash and Cash Equivalents	156.3	(166.6)
Cash and Cash Equivalents at Beginning of Period	253.7	368.6
Cash and Cash Equivalents at End of Period	$410.0	$202.0

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of The Estée Lauder Companies Inc. and its subsidiaries (collectively, the “Company”) as continuing operations, with the exception of the operating results of its reporting unit that marketed and sold Stila brand products, which have been reflected as discontinued operations for the three and nine-month periods ended March 31, 2007.  All significant intercompany balances and transactions have been eliminated.

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

Net Earnings Per Common Share

For the three and nine-month periods ended March 31, 2008 and 2007, net earnings per common share (“basic EPS”) is computed by dividing net earnings by the weighted-average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions).  Net earnings per common share assuming dilution (“diluted EPS”) is computed by reflecting potential dilution from stock-based awards.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three Months Ended March 31		Nine Months Ended March 31
	2008	2007	2008	2007
	(Unaudited)
	(In millions, except per share data)
Numerator:
Net earnings from continuing operations	$90.1	$93.8	$353.6	$360.3
Discontinued operations, net of tax	—	0.1	—	0.3
Net earnings	$90.1	$93.9	$353.6	$360.6

Denominator:
Weighted average common shares outstanding – Basic	193.9	203.8	193.8	207.7
Effect of dilutive stock options	2.2	3.7	2.5	3.0
Effect of restricted stock units	0.5	0.4	0.5	0.2
Effect of contingently issuable shares pursuant to accelerated share repurchase program	—	0.1	—	0.1
Weighted average common shares outstanding – Diluted	196.6	208.0	196.8	211.0

Basic net earnings per common share:
Net earnings from continuing operations	$.47	$.46	$1.83	$1.74
Discontinued operations, net of tax	—	.00	—	.00
Net earnings	$.47	$.46	$1.83	$1.74

Diluted net earnings per common share:
Net earnings from continuing operations	$.46	$.45	$1.80	$1.71
Discontinued operations, net of tax	—	.00	—	.00
Net earnings	$.46	$.45	$1.80	$1.71

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2008 and 2007, outstanding options to purchase 11.5 million and 6.5 million shares, respectively, of Class A Common Stock were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.  As of  March 31, 2008 and 2007, 0.3 million and 0.2 million, respectively, of performance share units have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 4 – Stock Programs.

Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information for the nine months ended March 31, 2008 and 2007 were as follows:

	2008	2007
	(Unaudited)
	(In millions)
Cash
Cash paid during the period for interest	$49.8	$31.8
Cash paid during the period for income taxes	$149.4	$148.2

Non-cash investing and financing activities
Long-term debt issued upon acquisition of business	$23.9	$—
Change in liability associated with acquisitions	$6.8	$(2.1)
Incremental tax benefit from the exercise of stock options	$6.2	$12.3
Capital lease obligations incurred	$1.1	$3.9
Accrued dividend equivalents	$0.3	$0.2
Interest rate swap derivative mark to market	$31.6	$9.0

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions of $23.2 million and $23.3 million as of March 31, 2008 and June 30, 2007, respectively.

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

	March 31	June 30
	2008	2007
	(Unaudited)
	(In millions)
Inventory and promotional merchandise, net consists of:
Raw materials	$193.8	$179.5
Work in process	44.0	49.2
Finished goods	493.3	431.3
Promotional merchandise	196.8	195.8
	$927.9	$855.8

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, Plant and Equipment

Property, plant and equipment, including leasehold and other improvements that extend an asset’s useful life or productive capabilities, are carried at cost less accumulated depreciation and amortization.  The cost of assets related to projects in progress of $114.4 million and $72.1 million as of March 31, 2008 and June 30, 2007, respectively, is included in their respective asset categories in the table below.  For financial statement purposes, depreciation is provided principally on the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized on a straight-line basis over the shorter of the lives of the respective leases or the expected useful life of those improvements.

	March 31	June 30
	2008	2007
	(Unaudited)
	(In millions)
Asset Category (Useful Life)
Land	$14.9	$14.4
Buildings and improvements (10 to 40 years)	180.3	167.5
Machinery and equipment (3 to 10 years)	977.7	905.0
Furniture and fixtures (5 to 10 years)	99.1	108.2
Leasehold improvements	1,052.5	917.2
	2,324.5	2,112.3
Less accumulated depreciation and amortization	1,333.4	1,231.5
	$991.1	$880.8

Depreciation and amortization of property, plant and equipment was $59.8 million and $46.8 million during the three months ended March 31, 2008 and 2007, respectively, and $171.2 million and $145.9 million during the nine months ended March 31, 2008 and 2007, respectively.  Depreciation and amortization related to the Company’s manufacturing process is included in cost of sales and all other depreciation and amortization is included in selling, general and administrative expenses in the accompanying consolidated statements of earnings.

Goodwill and Other Intangible Assets

In the first quarter of fiscal 2008, the Company acquired Ojon Corporation, which markets and sells Ojon hair care and skin care products primarily through direct response television and specialty stores (see Note 3 — Acquisition of Businesses).  In conjunction with this acquisition, the Company purchased, from an unrelated party, the exclusive rights to sell and distribute Ojon products worldwide.  In addition, the Company acquired a business engaged in the wholesale distribution and retail sale of Aveda products.  These activities resulted in an increase to goodwill and other intangible assets of $132.0 million for the nine months ended March 31, 2008.

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

The components of net periodic benefit cost for the three months ended March 31, 2008 and 2007 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement
	2008	2007	2008	2007	2008	2007
(Unaudited)
(In millions)
Service cost, net	$4.9	$4.6	$4.1	$4.0	$1.0	$1.1
Interest cost	6.6	6.2	3.7	3.2	1.6	1.7
Expected return on plan assets	(7.9)	(7.2)	(3.8)	(3.5)	—	—
Amortization of:
Prior service cost	0.2	0.2	0.1	0.1	—	—
Actuarial loss	0.4	0.5	1.5	2.0	0.1	0.2
Net periodic benefit cost	$4.2	$4.3	$5.6	$5.8	$2.7	$3.0

The components of net periodic benefit cost for the nine months ended March 31, 2008 and 2007 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement
	2008	2007	2008	2007	2008	2007
(Unaudited)
(In millions)
Service cost, net	$14.8	$13.8	$12.1	$11.9	$3.1	$3.5
Interest cost	19.7	18.7	10.9	9.6	4.8	5.0
Expected return on plan assets	(23.8)	(21.5)	(11.2)	(10.3)	—	—
Amortization of:
Prior service cost	0.5	0.5	0.2	0.2	—	—
Actuarial loss	1.3	1.3	4.5	5.8	0.3	0.6
Net periodic benefit cost	$12.5	$12.8	$16.5	$17.2	$8.2	$9.1

The Company previously disclosed in its consolidated financial statements for the fiscal year ended June 30, 2007 that it expected to make cash contributions totaling $20.0 million to its trust based, noncontributory qualified defined benefit pension plan (“U.S. Qualified Plan”) and $21.0 million to its international defined benefit pension plans during the fiscal year ending June 30, 2008.  As of March 31, 2008 there have not been material changes to the expected contributions to the U.S. Qualified Plan.  However, the expected contributions to the international defined benefit pension plans are anticipated to increase by as much as $23.6 million to a total of $44.6 million for the fiscal year ending June 30, 2008.  The anticipated increase primarily reflects increased participation in certain plans.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

During the nine months ended March 31 2008, 3,337,500 shares of the Company’s Class B Common Stock were converted into Class A Common Stock.

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

Pursuant to the Company’s share repurchase program, during the nine months ended March 31, 2008, it purchased approximately 2,191,800 million shares for $93.6 million.

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

Recently Adopted Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a two-step evaluation process for tax positions taken, or expected to be taken, in a tax return.  The first step is recognition and the second is measurement.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, disclosures, transition and accounting for interim periods.  The Company adopted the provisions of FIN 48 effective July 1, 2007.  As a result, the Company recognized an increase in the liability for unrecognized tax benefits and interest of $13.1 million (net of tax effect), which, as required, was accounted for as a reduction to the July 1, 2007 balance of retained earnings.

As of July 1, 2007, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $142.7 million.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $106.5 million.  The Company has elected to continue its historical practice of classifying applicable interest and penalties as a component of the provision for income taxes.  The Company’s gross accrual for interest and penalties related to unrecognized tax benefits was $42.0 million upon adoption of FIN 48.  Interest is computed on the difference between the Company’s uncertain tax benefit positions under FIN 48 and the amount reflected or expected to be reflected in the Company’s tax returns.  Adoption of FIN 48 also resulted in a reclassification of $140.2 million of tax and related interest liabilities (net of tax effect) from accrued income taxes to other noncurrent liabilities because payment of cash is not anticipated within one year of the balance sheet date.

As of March 31, 2008, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $163.8 million.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $121.2 million.  The Company’s gross accrual for interest and penalties related to unrecognized tax benefits as of March 31, 2008 was $52.2 million.  Other noncurrent liabilities as well as other assets, net in the accompanying consolidated balance sheet as of March 31, 2008 have each been increased by $70.6 million to reflect the Company’s gross income tax and interest liabilities as well as related deferred tax assets primarily attributable to the U.S. federal tax benefit of state and local taxes and accrued interest.

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

The tax years subject to examination vary depending on the tax jurisdiction.  As of March 31, 2008, the following tax years remain subject to examination by the major tax jurisdictions indicated:

Major Jurisdiction	Open Fiscal Years

Belgium	2004–2007
Canada	2000–2007
France	2005–2007
Germany	1999–2007
Japan	2006–2007
Korea	2002–2007
Spain	1999–2002, 2004–2007
Switzerland	2004–2007
United Kingdom	2006–2007
United States	2002–2007
State of California	2002–2007
State of Minnesota	2001–2007
State of New York	2004–2007

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.”  This FSP amends SFAS No. 157 to exclude certain leasing transactions accounted for under previously existing accounting guidance.  However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination, regardless of whether those assets and liabilities are related to leases.

SFAS No. 157 becomes effective for the Company in the beginning of fiscal 2009.  The Company is currently evaluating the impact of the provisions of SFAS No. 157 on its consolidated financial statements.  In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date for FASB Statement No. 157.”  This FSP permits the delayed application of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, as defined in this FSP, except for those that are recognized or disclosed at fair value in the financial statements at least annually, until the beginning of the Company’s fiscal 2010.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations,” however, it retains the fundamental requirements of the former Statement that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Among other requirements, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair values, with limited exceptions; acquisition-related costs generally will be expensed as incurred.  SFAS No. 141(R) requires certain financial statement disclosures to enable users to evaluate and understand the nature and financial effects of the business combination.  SFAS No. 141(R) must be applied prospectively to business combinations that are consummated on or after July 1, 2009.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 requires companies to provide qualitative disclosures about their objectives and strategies for using derivative instruments, quantitative disclosures of the fair values and gains and losses of these derivative instruments in a tabular format, as well as more information about liquidity by requiring disclosure of a derivative contract’s credit-risk-related contingent features.  SFAS No. 161 also requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments.  The Company is currently evaluating the disclosure requirements of SFAS No. 161.  As this is a disclosure-only standard, the Company does not anticipate an impact on the consolidated financial statements as a result of its adoption.  SFAS No. 161 becomes effective for the March 2009 interim consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.”  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  This FSP also adds certain disclosures to those already prescribed in SFAS No. 142.  FSP No. FAS 142-3 becomes effective for fiscal years, and interim periods within those fiscal years, beginning in the Company’s fiscal 2010.  The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date.  The disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date.

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

Comprehensive income and its components, net of tax, are as follows:

	Three Months Ended March 31		Nine Months Ended March 31
	2008	2007	2008	2007
	(Unaudited)
	(In millions)

Net earnings	$90.1	$93.9	$353.6	$360.6
Other comprehensive income (loss):
Net unrealized investment gain (loss)	—	0.1	(0.3)	0.2
Net derivative instruments gain (loss)	2.1	(0.2)	1.2	(3.4)
Amortization of amounts included in net periodic benefit cost, net	1.6	—	4.9	—
Translation adjustments	47.4	1.0	95.2	20.0

Other comprehensive income (loss)	51.1	0.9	101.0	16.8

Comprehensive income	$141.2	$94.8	$454.6	$377.4

The accumulated net gain (loss) on derivative instruments, net of tax, consists of the following:

	Three Months Ended March 31		Nine Months Ended March 31
	2008	2007	2008	2007
	(Unaudited)
	(In millions)

OCI-derivative instruments, beginning of period	$7.3	$7.1	$8.2	$10.3
Gain (loss) on derivative instruments	1.4	(0.9)	(0.6)	(7.1)
Reclassification to earnings of net (gain) loss during the period	1.7	0.6	2.3	2.0
Benefit (provision) for deferred income taxes	(1.0)	0.1	(0.5)	1.7

Net derivative instruments gain (loss)	2.1	(0.2)	1.2	(3.4)

OCI-derivative instruments, end of period	$9.4	$6.9	$9.4	$6.9

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Of the $9.4 million, net of tax, derivative instrument gain recorded in OCI at March 31, 2008, $9.0 million, net of tax, related to the October 2003 gain from the settlement of the treasury lock agreements upon the issuance of the Company’s 5.75% Senior Notes due October 2033, which will be reclassified to earnings as an offset to interest expense over the life of the debt.  The net derivative instrument gain recorded in OCI also reflected $1.0 million in gains, net of tax, related to forward contracts which the Company will reclassify to earnings during the next fifteen months.  These gains were partially offset by $0.6 million, net of tax, related to a loss from the settlement of a series of forward-starting interest rate swap agreements upon the issuance of the Company’s 6.00% Senior Notes due May 2037, which will be reclassified to earnings as an addition to interest expense over the life of the debt.

At the end of the prior period, the $6.9 million, net of tax, derivative instrument gain recorded in OCI included $9.1 million, net of tax, related to the gain on the settlement of treasury lock agreements upon issuance of the Company’s 5.75% Senior Notes due October 2033, which will be reclassified to earnings as an offset to interest expense over the life of the debt, partially offset by $2.2 million of losses, net of tax, related to forward and option contracts which were reclassified to earnings.

NOTE 3 – ACQUISITION OF BUSINESSES

In the first quarter of fiscal 2008, the Company acquired Ojon Corporation.  In conjunction with this acquisition, the Company purchased, from an unrelated party, the exclusive rights to sell and distribute Ojon products worldwide.  The initial purchase price, paid at closing, was funded by cash provided by operations and the issuance of commercial paper as well as the issuance of two promissory notes.  The Company issued (i) a promissory note due July 31, 2009 with a notional value of $7.0 million (present value of $7.5 million at March 31, 2008), bearing interest at 10.00% due at maturity and (ii) a promissory note due August 31, 2012 with a notional amount of $13.5 million (present value of $15.8 million at March 31, 2008), bearing interest at 10.00% payable annually on July 31.  The notes were recorded in the accompanying consolidated balance sheet at present value using effective rates of 5.11% and 5.42%, respectively.  The purchase agreement also provides for an additional payment, which is expected to be made in fiscal 2013, contingent upon the attainment of certain net sales targets of Ojon products.  In addition, the Company acquired a business engaged in the wholesale distribution and retail sale of Aveda products.

The aggregate purchase price for these transactions, which includes acquisition costs, was $144.9 million at March 31, 2008.  The results of operations for each of the acquired businesses are included in the accompanying consolidated financial statements commencing with its date of original acquisition.  Pro forma results of operations have not been presented, as the impact on the Company’s consolidated financial results would not have been material.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCK PROGRAMS

As of March 31, 2008, the Company has three active equity compensation plans which include the Amended and Restated Fiscal 2002 Share Incentive Plan, the Fiscal 1999 Share Incentive Plan and the Non-Employee Director Share Incentive Plan (collectively, the “Plans”).  These Plans currently provide for the issuance of 33,194,400 shares, which consist of shares originally provided for and shares transferred to the Plans from a previous plan and employment agreement, to be granted in the form of stock-based awards to key employees, consultants and non-employee directors of the Company.  As of March 31, 2008, approximately 6,941,800 shares of Class A Common Stock were reserved and available to be granted pursuant to these Plans.  The Company may satisfy the obligation of its stock-based compensation awards with either new or treasury shares.  The Company’s stock compensation awards outstanding at March 31, 2008 include stock options, performance share units (“PSU”), restricted stock units (“RSU”) and share units.

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of, stock options, PSUs, RSUs and share units.  Compensation expense attributable to net stock-based compensation during the three months ended March 31, 2008 and 2007 was $7.6 million and $9.0 million, respectively.  Compensation expense attributable to net stock-based compensation during the nine months ended March 31, 2008 and 2007 was $40.8 million and $35.5 million, respectively.  As of March 31, 2008 and 2007, the total unrecognized compensation cost related to nonvested stock-based awards was $38.0 and $39.5 million, respectively, and the related weighted-average period over which it is expected to be recognized is approximately 1.8 and 1.9 years, respectively.

Stock Options

A summary of the Company’s stock option programs as of March 31, 2008 and changes during the nine-month period then ended, is presented below:

(Unaudited) (Shares in thousands)	Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value(1) (in millions)	Weighted- Average Contractual Life Remaining in Years
Outstanding at June 30, 2007	22,572.0	$41.42
Granted at fair value	1,693.7	42.64
Exercised	(2,061.0)	34.83
Expired	(223.4)	43.63
Forfeited	(238.5)	40.32
Outstanding at March 31, 2008	21,742.8	42.13	$115.8	4.2

Exercisable at March 31, 2008	18,487.2	42.40	$98.6	3.4

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

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

The per-share weighted-average grant date fair value of stock options granted during the three months ended March 31, 2008 and 2007 was $13.52 and $15.30, respectively.  The per-share weighted-average grant date fair value of stock options granted during the nine months ended March 31, 2008 and 2007 was $14.36 and $13.69, respectively.  The total intrinsic value of stock options exercised during the three months ended March 31, 2008 and 2007 was $11.0 million and $35.9 million, respectively.  The total intrinsic value of stock options exercised during the nine months ended March 31, 2008 and 2007 was $18.1 million and $51.8 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31
(Unaudited)	2008	2007
Weighted-average expected stock-price volatility	26%	24%
Weighted-average expected option life	8 years	7 years
Average risk-free interest rate	3.3%	4.7%
Average dividend yield	1.3%	1.2%

	Nine Months Ended March 31
(Unaudited)	2008	2007
Weighted-average expected stock-price volatility	25%	24%
Weighted-average expected option life	8 years	8 years
Average risk-free interest rate	4.5%	4.7%
Average dividend yield	1.2%	1.2%

Performance Share Units

During the nine months ended March 31, 2008, the Company issued 119,200 PSUs, which will be settled in stock subject to the achievement of the Company’s net sales and net earnings per share goals for the three years ending June 30, 2010.  Settlement will be made pursuant to a range of opportunities relative to the net sales and net earnings per share targets of the Company and, as such, the compensation cost of the PSU is subject to adjustment based upon the attainability of these target goals.  No settlement will occur for results below the applicable minimum threshold and additional shares shall be issued if performance exceeds the targeted performance goals.  PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSU.  These awards are subject to the provisions of the agreement under which the PSUs are granted.  The PSUs were valued at the closing market value of the Company’s Class A Common Stock on the date of grant and generally vest at the end of the performance period.

The following is a summary of the status of the Company’s PSUs as of March 31, 2008 and activity during the nine months then ended:

		Weighted-Average
		Grant Date
		Fair Value Per
(Unaudited) (Shares in thousands)	Shares	Share
Nonvested at June 30, 2007	230.1	$37.36
Granted	119.2	42.58
Vested	—	—
Forfeited	(43.4)	39.10
Nonvested at March 31, 2008	305.9	$39.15

Restricted Stock Units

The Company granted approximately 585,000 RSUs during the nine months ended March 31, 2008, of which 324,700 are scheduled to vest on October 31, 2008, 169,000 on November 2, 2009 and 91,300 on November 1, 2010, all subject to the continued employment or retirement of the grantees.  Certain RSUs granted in fiscal 2008 are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the RSU and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.  Other RSUs granted in fiscal 2008 are not accompanied by dividend equivalent rights and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant less the discounted present value of the dividends expected to be paid on the shares during the vesting period.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the status of the Company’s RSUs as of March 31, 2008 and activity during the nine months then ended:

		Weighted-Average
		Grant Date
		Fair Value Per
(Unaudited) (Shares in thousands)	Shares	Share
Nonvested at June 30, 2007	659.4	$38.74
Granted	585.0	42.02
Vested	(346.7)	38.90
Forfeited	(55.3)	40.36
Nonvested at March 31, 2008	842.4	$40.85

Share Units

The Company grants share units to certain non-employee directors under the Non-Employee Director Share Incentive Plan.  The share units are convertible into shares of Class A Common Stock as provided for in that plan.  Share units are accompanied by dividend equivalent rights that are converted to additional share units when such dividends are declared.  The following is a summary of the status of the Company’s share units as of March 31, 2008 and activity during the nine months then ended:

		Weighted-Average
		Grant Date
		Fair Value Per
(Unaudited) (Shares in thousands)	Shares	Share
Outstanding at June 30, 2007	13.8	$37.65
Granted	4.1	44.25
Dividend equivalents	0.2	43.79
Converted	—	—
Outstanding at March 31, 2008	18.1	$39.21

Cash Units

Certain non-employee directors defer cash compensation in the form of cash payout share units, which are not subject to the Plans.  These share units are classified as liabilities and, as such, their fair value is adjusted to reflect the current market value of the Company’s Class A Common Stock.  The Company recorded expense of $0.2 million and $0.5 million as compensation to reflect additional deferrals and the change in the market value for the three months ended March 31, 2008 and 2007, respectively.  The Company recorded expense of $0.4 million and $0.9 million as compensation to reflect additional deferrals and the change in the market value for the nine months ended March 31, 2008 and 2007, respectively.

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

	Three Months Ended March 31		Nine Months Ended March 31
	2008	2007	2008	2007
	(Unaudited)
	(In millions)
PRODUCT CATEGORY DATA
Net Sales:
Skin Care	$756.8	$668.9	$2,207.5	$1,937.0
Makeup	755.7	678.4	2,246.1	2,042.0
Fragrance	259.1	240.1	1,092.6	994.5
Hair Care	98.2	97.1	311.2	273.4
Other	10.0	6.0	41.3	28.2
	$1,879.8	$1,690.5	$5,898.7	$5,275.1
Operating Income (Loss):
Skin Care	$96.0	$80.9	$298.3	$272.6
Makeup	93.2	87.4	283.7	265.8
Fragrance	(28.2)	(21.4)	15.0	21.2
Hair Care	(0.8)	11.4	12.9	30.9
Other	0.3	(1.7)	(0.8)	(1.1)
(Charges) adjustments related to cost savings initiative	0.7	0.1	0.5	(0.4)
	161.2	156.7	609.6	589.0
Reconciliation:
Interest expense, net	16.1	8.8	52.8	23.2
Earnings before income taxes, minority interest and discontinued operations	$145.1	$147.9	$556.8	$565.8

GEOGRAPHIC DATA
Net Sales:
The Americas	$880.9	$856.9	$2,808.0	$2,701.4
Europe, the Middle East & Africa	701.5	598.4	2,185.9	1,832.0
Asia/Pacific	297.4	235.2	904.8	741.7
	$1,879.8	$1,690.5	$5,898.7	$5,275.1
Operating Income (Loss):
The Americas	$50.4	$72.0	$193.8	$255.0
Europe, the Middle East & Africa	77.3	66.0	293.3	255.1
Asia/Pacific	32.8	18.6	122.0	79.3
(Charges) adjustments related to cost savings initiative	0.7	0.1	0.5	(0.4)
	$161.2	$156.7	$609.6	$589.0

THE ESTÉE LAUDER COMPANIES INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories which are distributed in over 135 countries and territories.  The following is a comparative summary of operating results from continuing operations for the three and nine months ended March 31, 2008 and 2007, and reflects the basis of presentation described in Note 1 of Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies for all periods presented.  Sales of products and services that do not meet our definition of skin care, makeup, fragrance or hair care have been included in the “other” category.

	Three Months Ended March 31		Nine Months Ended March 31
	2008	2007	2008	2007
	(In millions)
NET SALES
By Region:
The Americas	$880.9	$856.9	$2,808.0	$2,701.4
Europe, the Middle East & Africa	701.5	598.4	2,185.9	1,832.0
Asia/Pacific	297.4	235.2	904.8	741.7
	$1,879.8	$1,690.5	$5,898.7	$5,275.1

By Product Category:
Skin Care	$756.8	$668.9	$2,207.5	$1,937.0
Makeup	755.7	678.4	2,246.1	2,042.0
Fragrance	259.1	240.1	1,092.6	994.5
Hair Care	98.2	97.1	311.2	273.4
Other	10.0	6.0	41.3	28.2
	$1,879.8	$1,690.5	$5,898.7	$5,275.1
OPERATING INCOME (LOSS)
By Region:
The Americas	$50.4	$72.0	$193.8	$255.0
Europe, the Middle East & Africa	77.3	66.0	293.3	255.1
Asia/Pacific	32.8	18.6	122.0	79.3
(Charges) adjustments related to cost savings initiative	0.7	0.1	0.5	(0.4)
	$161.2	$156.7	$609.6	$589.0

By Product Category:
Skin Care	$96.0	$80.9	$298.3	$272.6
Makeup	93.2	87.4	283.7	265.8
Fragrance	(28.2)	(21.4)	15.0	21.2
Hair Care	(0.8)	11.4	12.9	30.9
Other	0.3	(1.7)	(0.8)	(1.1)
(Charges) adjustments related to cost savings initiative	0.7	0.1	0.5	(0.4)
	$161.2	$156.7	$609.6	$589.0

THE ESTÉE LAUDER COMPANIES INC.

The following table presents certain consolidated earnings data as a percentage of net sales:

	Three Months Ended March 31		Nine Months Ended March 31
	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	25.1	25.2	25.5	25.6
Gross profit	74.9	74.8	74.5	74.4
Operating expenses:
Selling, general and administrative	66.3	65.5	64.1	63.2
Charges (adjustments) related to cost savings initiative	(0.0)	(0.0)	(0.0)	0.0
	66.3	65.5	64.1	63.2

Operating income	8.6	9.3	10.4	11.2
Interest expense, net	0.9	0.5	0.9	0.5
Earnings before income taxes, minority interest and discontinued operations	7.7	8.8	9.5	10.7
Provision for income taxes	2.8	3.1	3.4	3.8
Minority interest, net of tax	(0.1)	(0.1)	(0.1)	(0.1)

Net earnings from continuing operations	4.8	5.6	6.0	6.8
Discontinued operations, net of tax	—	0.0	—	0.0
Net earnings	4.8%	5.6%	6.0%	6.8%

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

The recent challenges and uncertainties in the economies of certain key countries, including the United States, may continue to have an adverse impact on consumer demand, which could affect our net sales and operating results in the short and long term.

Third Quarter Fiscal 2008 as Compared with Third Quarter Fiscal 2007

NET SALES

Net sales increased 11%, or $189.3 million, to $1,879.8 million, reflecting net sales growth in all of our product categories and geographic regions.  A substantial portion of this increase was attained internationally, reflecting our efforts to capitalize on growth opportunities.  Modest growth in the Americas was tempered by the soft retail environment in the United States.  Excluding the impact of foreign currency translation, net sales increased 7%.

Product Categories

Skin Care

Net sales of skin care products increased 13%, or $87.9 million, to $756.8 million.  This growth reflected the recent launches of Idealist Pore Minimizing Skin Refinisher, Cyber White EX and Hydra Bright Skin Tone Perfecting Moisturizers from Estée Lauder.  Also contributing to the growth were the recent launches of products in the Acne Solutions Clear Skin System, Redness Solutions and Even Better Skin Tone Corrector from Clinique and The Eye Concentrate and The Moisturizing Gel Cream from La Mer.  All of the above collectively contributed incremental sales of approximately $65 million.  Net sales increases from products in the Re-Nutriv line from Estée Lauder, as well as Tri-AktilineTM Instant Deep Wrinkle Filler from Good SkinTM totaled approximately $14 million.  These improvements were partially offset by approximately $17 million of lower sales from Continuous Rescue Antioxidant Moisturizers from Clinique as well as other existing Idealist products from Estée Lauder.  Net sales of other new and existing products also significantly contributed to the growth.  Excluding the impact of foreign currency translation, skin care net sales increased 8%.

THE ESTÉE LAUDER COMPANIES INC.

Makeup

Makeup net sales increased 11%, or $77.3 million, to $755.7 million, reflecting increases from our makeup artist brands of approximately $52 million.  Also contributing to the growth were the recent launches of Double Wear Zero Smudge Mascara and Eyeliner from Estée Lauder, Estée Lauder Signature Hydra Lustre Lipstick and Lash Power Mascara from Clinique, as well as higher sales of Double Wear Stay-In-Place Makeup from Estée Lauder of approximately $27 million, combined.  This growth was partially offset by approximately $9 million of lower sales of Projectionist High Definition Volume Mascara from Estée Lauder and Full Potential Lips Plump & Shine from Clinique.  Excluding the impact of foreign currency translation, makeup net sales increased 7%.

Fragrance

Net sales of fragrance products increased 8%, or $19.0 million, to $259.1 million.  The recent launches of Dreaming Tommy Hilfiger, Estée Lauder Pure White Linen Light Breeze, DKNY Delicious Night and Sean John Unforgivable Woman collectively contributed approximately $28 million to the growth in the category.  Partially offsetting these increases by approximately $11 million were lower sales of Tommy Girl by Tommy Hilfiger, DKNY Red Delicious Women and Estée Lauder Pure White Linen.  While current year sales levels compared favorably to the prior year, we anticipate continued challenges in this product category primarily in the United States.  Excluding the impact of foreign currency translation, fragrance net sales increased 3%.

Hair Care

Hair care net sales increased 1%, or $1.1 million, to $98.2 million, reflecting the inclusion of net sales from the Ojon brand, partially offset by lower net sales from Aveda and Bumble and bumble.  The decrease in Aveda net sales reflected the anniversary of the launch of Be Curly shampoo and conditioner partially offset by the recent launches of Aveda Men Pure-Formance and Smooth Infusion products.  Bumble and bumble net sales decreased as a result of the discontinuance of its hotel amenities program, partially offset by the recent launch of Spray de Mode and sales from new points of distribution.  Excluding the impact of foreign currency translation, hair care net sales decreased 1%.

Geographic Regions

Net sales in the Americas increased 3%, or $24.0 million, to $880.9 million, primarily reflecting net sales growth in Canada, which included the addition of the Ojon brand, and Latin America of approximately $22 million, combined.  We believe that economic uncertainty in the United States has affected our business, particularly in the department store channel.  These challenges have been mitigated through sales in alternative channels, such as freestanding retail stores, internet distribution, self-select distribution and direct-response television.  Excluding the impact of foreign currency translation, net sales in the Americas increased 2%.

In Europe, the Middle East & Africa, net sales increased 17%, or $103.1 million, to $701.5 million.  This increase reflected growth from virtually all countries in the region led by our travel retailing business, Spain, Italy and the United Kingdom, although net sales growth rates slowed in certain key countries.  These results were inclusive of an exchange rate benefit due to the weakening of the U.S. dollar of approximately $47 million.  Excluding the impact of foreign currency translation, net sales in Europe, the Middle East & Africa increased 9%.

Net sales in Asia/Pacific increased 26%, or $62.2 million, to $297.4 million.  This increase reflected higher net sales of approximately $52 million in China, Japan, Korea, Hong Kong and Australia, primarily due to a strong retail environment and growth from new and existing points of distribution.  The overall growth in this region was inclusive of an exchange rate benefit due to the weakening of the U.S. dollar of approximately $20 million.  Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 18%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales decreased to 25.1% as compared with 25.2% in the prior period.  Cost of sales as a percentage of net sales reflected a decrease in the level and timing of promotional activities of approximately 50 basis points and a positive effect of exchange rates of approximately 20 basis points.  Offsetting these improvements was an increase in obsolescence charges of approximately 50 basis points and an unfavorable change in the mix of our business of approximately 10 basis points.

THE ESTÉE LAUDER COMPANIES INC.

During the current period, the higher price of oil did not have a material impact on our cost of raw materials and componentry.  While sustained oil price increases could result in higher costs, we believe that this will not have a material adverse effect on our cost of sales margin in the near future.

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

OPERATING EXPENSES

Operating expenses increased to 66.3% of net sales as compared with 65.5% of net sales in the prior period.  Approximately 120 basis points of the increase in operating expense margin reflected higher planned spending on advertising, merchandising and sampling activities to support new product launches and to provide a foundation for future sales growth.  The operating expense margin increase also reflected higher costs of global information technology systems and infrastructure of approximately 50 basis points.  Partially offsetting these increases was a net improvement in foreign exchange transactions of approximately 40 basis points.  Operating expense margin in the prior-year quarter was adversely impacted by organizational costs related to our pharmacy channel in Europe by approximately 60 basis points.

Changes in advertising, sampling and merchandising spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

OPERATING RESULTS

Based on the growth of net sales, the decrease in our cost of sales margin and the increase in our operating expense margin as previously discussed, operating income increased 3%, or $4.5 million, to $161.2 million as compared with the prior-year period.  Operating margins were 8.6% of net sales in the current period as compared with 9.3% in the prior-year period.

Product Categories

Skin care operating income increased 19%, or $15.1 million, to $96.0 million, primarily reflecting improved results internationally.  The international results from the prior-year quarter reflected organizational costs related to our pharmacy channel in Europe.  Makeup operating income increased 7%, or $5.8 million, to $93.2 million, primarily reflecting growth overseas.  Fragrance operating results decreased 32%, or $6.8 million, primarily reflecting higher spending in support of new launches of designer fragrances.  Hair care results declined over 100%, or $12.2 million reflecting soft sales growth coupled with investments designed to support our short and long-term growth in this category through new points of distribution and an increase in intangible asset amortization resulting from recent strategic acquisitions.

Geographic Regions

Operating income in the Americas decreased 30%, or $21.6 million, to $50.4 million, reflecting higher costs of global information technology systems and infrastructure and planned spending on advertising, merchandising and sampling activities as previously discussed.  Operating results also reflected the aforementioned activities in support of our hair care business.

In Europe, the Middle East & Africa, operating income increased 17%, or $11.3 million, to $77.3 million primarily due to improved results from our travel retail business, Italy and Spain of approximately $14 million, collectively.  Partially offsetting these increases were lower results in Russia of approximately $5 million, reflecting spending to support our continuing expansion in this emerging market.

In Asia/Pacific, operating income increased 76%, or $14.2 million, to $32.8 million, reflecting growth from most of our affiliates in this region, primarily resulting from net sales growth led by China, Japan, Korea and Hong Kong.

INTEREST EXPENSE, NET

Net interest expense was $16.1 million as compared with $8.8 million in the prior period.  This change primarily resulted from higher average debt balances, including an additional $600.0 million of senior notes issued in the fourth quarter of fiscal 2007.

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

The effective rate for income taxes for the three months ended March 31, 2008 was 37.0% as compared with 35.4% in the prior period.  The increase in the effective income tax rate of 160 basis points was primarily attributable to increases in the gross amount of unrecognized tax benefits and related interest accruals.

Nine Months Fiscal 2008 as Compared with Nine Months Fiscal 2007

NET SALES

Net sales increased 12%, or $623.6 million, to $5,898.7 million, reflecting net sales growth in all of our product categories within each geographical region.  Skin care, makeup and fragrance net sales increases were led by Europe, the Middle East and Africa while most of the net sales growth in hair care was achieved in the Americas.  Overall, the increase in net sales reflected our efforts to capitalize on growth opportunities internationally.  Excluding the impact of foreign currency translation, net sales increased 8%.

Product Categories

Skin Care

Net sales of skin care products increased 14%, or $270.5 million, to $2,207.5 million.  This growth reflected the recent launches of Idealist Pore Minimizing Skin Refinisher, Cyber White EX and Hydra Bright Skin Tone Perfecting Moisturizers from Estée Lauder.  Also contributing to the growth were the recent launches of products in the Acne Solutions Clear Skin System, Zero Gravity Repairwear Lift Firming Cream, Redness Solutions and Even Better Skin Tone Corrector from Clinique as well as The Eye Concentrate and The Moisturizing Gel Cream from La Mer.  All of these collectively contributed incremental sales of approximately $175 million.  Net sales increases from Re-Nutriv and Resilience Lift Extreme Ultra Firming products from Estée Lauder, as well as Tri-AktilineTM Instant Deep Wrinkle Filler from Good SkinTM totaled approximately $45 million.  These improvements were partially offset by approximately $47 million of lower sales from certain other existing Idealist products and Perfectionist products from Estée Lauder.  Net sales of other new and existing products also significantly contributed to the growth.  Excluding the impact of foreign currency translation, skin care net sales increased 9%.

Makeup

Makeup net sales increased 10%, or $204.1 million, to $2,246.1 million reflecting growth from our makeup artist brands of approximately $141 million.  Also contributing to the growth were incremental sales from the recent launches of Estée Lauder Signature Hydra Lustre Lipstick, Estée Lauder Signature Silky Eyeshadow Duo and Supermoisture Makeup and Superbalm Moisturizing Gloss from Clinique of approximately $67 million, combined.  Partially offsetting these increases were lower sales of approximately $26 million of Pure Color Eyeshadow and High Gloss from Estée Lauder and Perfectly Real Makeup from Clinique.  Excluding the impact of foreign currency translation, makeup net sales increased 6%.

Fragrance

Net sales of fragrance products increased 10%, or $98.1 million, to $1,092.6 million.  The recent launches of Sean John Unforgivable Woman, Dreaming Tommy Hilfiger, Estée Lauder pleasures delight, and Estée Lauder Pure White Linen Light Breeze collectively contributed approximately $72 million to the growth in the category.  Higher sales of approximately $42 million of DKNY Be Delicious, Jo Malone fragrances and Sean John Unforgivable also contributed to the increase.  Lower sales of approximately $39 million of DKNY Be Delicious Men, DKNY Red Delicious Women and Youth Dew Amber Nude by Tom Ford for Estée Lauder partially offset the growth in this product category.  Excluding the impact of foreign currency translation, fragrance net sales increased 5%.

THE ESTÉE LAUDER COMPANIES INC.

Hair Care

Hair care net sales increased 14%, or $37.8 million, to $311.2 million, primarily due to growth from Aveda and Bumble and bumble, and the inclusion of the Ojon brand which was acquired at the end of July 2007.  Aveda net sales increases benefited from the recent launches of Smooth Infusion and Aveda Men Pure-Formance products, as well as the recent acquisition of an independent distributor.  Bumble and bumble net sales benefited from new points of distribution and increases from its hotel amenities program, which was discontinued in the third quarter.  Excluding the impact of foreign currency translation, hair care net sales increased 12%.

Geographic Regions

Net sales in the Americas increased 4%, or $106.6 million, to $2,808.0 million, primarily reflecting net sales growth in Canada, which included the addition of the Ojon brand, and Latin America of approximately $66 million, combined.  Additional net sales increases of approximately $61 million were attributable to our designer fragrances business and our makeup artist and hair care brands in the United States.  Partially offsetting this growth was approximately $53 million related to weaknesses in certain of our core brands in the United States as a result of competitive pressures and challenges in the department store channel.  We believe that economic uncertainty in the United States has affected our business, particularly in the department store channel.  These challenges have been mitigated through sales in alternative channels, such as freestanding retail stores, internet distribution, self-select distribution and direct-response television.  Excluding the impact of foreign currency translation, net sales in the Americas increased 3%.

In Europe, the Middle East & Africa, net sales increased 19%, or $353.9 million, to $2,185.9 million, reflecting growth from all countries in the region led by our travel retail business and the United Kingdom, as well as in Russia, which benefited from our continuing expansion in this emerging market.  These results were inclusive of an exchange rate benefit due to the weakening of the U.S. dollar of approximately $145 million.  Excluding the impact of foreign currency translation, net sales in Europe, the Middle East & Africa increased 11%.

Net sales in Asia/Pacific increased 22%, or $163.1 million, to $904.8 million.  This increase reflected higher net sales of approximately $134 million in China, Australia, Korea, Japan and Hong Kong.  These results were inclusive of an exchange rate benefit due to the weakening of the U.S. dollar of approximately $48 million.  Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 16%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales decreased to 25.5% as compared with 25.6% in the prior period.  Cost of sales as a percentage of net sales reflected a decrease in the level and timing of promotional activities of approximately 20 basis points and a positive effect of exchange rates of approximately 10 basis points.  Offsetting these improvements was an increase in obsolescence charges and an unfavorable change in the mix of our business of approximately 10 basis points, each.

During the current period, the higher price of oil did not have a material impact on our cost of raw materials and componentry.  While sustained oil price increases could result in higher costs, we believe that this will not have a material adverse effect on our cost of sales margin in the near future.

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

OPERATING EXPENSES

Operating expenses increased to 64.1% of net sales as compared with 63.2% of net sales in the prior period.  The increase in operating expenses and operating expense margin reflected higher planned spending on advertising, merchandising and sampling activities to support new product launches and to provide a foundation for future sales growth, as well as higher costs of global information technology systems and infrastructure of approximately 80 basis points, combined.  An additional increase of approximately 20 basis points resulted from higher demonstration, field selling and training costs as part of our continuing efforts to improve the consumer experience.  Operating expense margin in the prior period was adversely impacted by organizational costs related to our pharmacy channel in Europe by approximately 20 basis points.

THE ESTÉE LAUDER COMPANIES INC.

Changes in advertising, merchandising and sampling spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

OPERATING RESULTS

Due to the growth in net sales, the decrease in our cost of sales margin and the increase in our operating expense margins as previously discussed, operating income increased 3%, or $20.6 million, to $609.6 million as compared with the prior period.  Operating margins declined to 10.4% of net sales as compared with 11.2% in the prior-year period.

Product Categories

Skin care operating income increased 9%, or $25.7 million, to $298.3 million, primarily reflecting net sales growth from La Mer products and Tri-AktilineTM Instant Deep Wrinkle Filler from Good SkinTM.  In addition, the prior period results in this category reflected organizational costs related to our pharmacy channel in Europe.  Makeup operating income increased 7%, or $17.9 million, to $283.7 million, reflecting improved results internationally, partially offset by lower results in the United States from certain of our core brands as well as costs related to the establishment of new points of distribution.  Fragrance operating income decreased 29%, or $6.2 million, to $15.0 million, primarily reflecting lower global results from designer fragrances where we increased spending in support of new product launches.  Hair care operating income declined 58%, or $18.0 million, to $12.9 million primarily related to investments designed to support our short and long-term growth in this category through new points of distribution as well as an increase in intangible asset amortization resulting from recent strategic acquisitions.

Geographic Regions

Operating income in the Americas declined 24%, or $61.2 million, to $193.8 million, reflecting higher demonstration, field selling and training costs as part of our initiative to improve the consumer experience, planned spending on advertising, merchandising and sampling activities and higher costs of global information technology systems and infrastructure as previously discussed.

In Europe, the Middle East & Africa, operating income increased 15%, or $38.2 million, to $293.3 million primarily due to higher results of approximately $42 million in our travel retail business, the United Kingdom, France, Italy and the Benelux countries.  Partially offsetting these increases were lower results in Russia, reflecting spending to support our continuing expansion in this emerging market, and Germany of approximately $11 million, combined.

In Asia/Pacific, operating income increased 54%, or $42.7 million, to $122.0 million.  All of our affiliates in this region experienced an increase in operating income, primarily resulting from net sales growth led by Japan, Australia, Hong Kong, Korea and China, which contributed approximately $34 million, collectively.

INTEREST EXPENSE, NET

Net interest expense was $52.8 million as compared with $23.2 million in the prior period.  This change primarily resulted from higher average debt balances, including an additional $600.0 million of senior notes issued in the fourth quarter of fiscal 2007, partially offset by lower average interest rates.

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

The effective rate for income taxes for the nine months ended March 31, 2008 was 35.5% as compared with 35.2% in the prior period.  The increase in the effective income tax rate of 30 basis points (including the remeasurement of tax positions requiring recognition in the current quarter), resulted from an increase in nondeductible expenses (60 basis points) and a net increase attributable to the impact of unrecognized tax benefits for temporary differences and miscellaneous items (60 basis points), partially offset by a decrease in state and local income tax expense (60 basis points), a decrease in tax credits (20 basis points) and a decrease in the tax effect of our foreign operations (10 basis points).

THE ESTÉE LAUDER COMPANIES INC.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad.  At March 31, 2008, we had cash and cash equivalents of $410.0 million compared with $253.7 million at June 30, 2007.

At March 31, 2008, our outstanding borrowings were as follows:

	Long-term Debt	Short-term Debt	Total Debt
	(In millions)

6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (1)	$296.2	$—	$296.2
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”) (2)	197.5	—	197.5
5.55% Senior Notes, due May 15, 2017 (“2017 Senior Notes”) (3)	322.6	—	322.6
6.00% Senior Notes, due January 15, 2012 (“2012 Senior Notes”) (4)	241.4	—	241.4
$13.5 million promissory note due August 12, 2012 (5)	15.8	—	15.8
$7.0 million promissory note due July 31, 2009 (6)	7.5	—	7.5
Commercial paper maturing through June 2008 (2.37% average interest rate)	—	165.1	165.1
7.9 million Turkish lira borrowings against overdraft facility	—	6.4	6.4
Other borrowings	4.8	20.2	25.0
	$1,085.8	$191.7	$1,277.5

(1)             Consists of $300.0 million principal and unamortized debt discount of $3.8 million.

(2)             Consists of $200.0 million principal and unamortized debt discount of $2.5 million.

(3)             Consists of $300.0 million principal, unamortized debt discount of $0.4 million and a $23.0 million adjustment to reflect the fair value of outstanding interest rate swaps.

(4)             Consists of $250.0 million principal, unamortized debt discount of $0.4 million and an $8.2 million adjustment to reflect the remaining termination value of an interest rate swap that is being amortized to interest expense over the life of the debt.

(5)             Consists of $13.5 million face value and unamortized premium of $2.3 million.

(6)             Consists of $7.0 million face value and unamortized premium of $0.5 million.

We have a $750.0 million commercial paper program under which we may issue commercial paper in the United States.  Our commercial paper is currently rated A-1 by Standard & Poor’s and P-1 by Moody’s.  Our long-term credit ratings are A with a stable outlook by Standard & Poor’s and A2 with a stable outlook by Moody’s.  At March 31, 2008, we had $165.1 million of commercial paper outstanding, which we may refinance on a periodic basis as it matures at then-prevailing market interest rates.  We also have $208.0 million in additional uncommitted credit facilities, of which $23.4 million was used as of March 31, 2008.

We have an undrawn $750.0 million senior unsecured revolving credit facility that expires on April 26, 2012.  This facility may be used primarily to provide credit support for our commercial paper program, to repurchase shares of our common stock and for general corporate purposes.  Up to the equivalent of $250 million of the credit facility is available for multi-currency loans.  The interest rate on borrowings under the credit facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or ½% plus the Federal funds rate.  We incurred costs of approximately $0.3 million to establish the facility which will be amortized over the term of the facility.  The credit facility has an annual fee of $0.4 million, payable quarterly, based on our current credit ratings.  As of March 31, 2008, we were in compliance with all related financial and other restrictive covenants, including limitations on indebtedness and liens.

In July 2007, we acquired Ojon Corporation.  As part of the purchase price, we issued (i) a promissory note due July 31, 2009 with a notional value of $7.0 million (present value of $7.5 million at March 31, 2008), bearing interest at 10.00% due at maturity and (ii) a promissory note due August 31, 2012 with a notional amount of $13.5 million (present value of $15.8 million at March 31, 2008), bearing interest at 10.00% payable annually on July 31.  The notes due in 2009 and 2012 were recorded in the accompanying consolidated balance sheet at present value using effective rates of 5.11% and 5.42%, respectively.

THE ESTÉE LAUDER COMPANIES INC.

We have a fixed rate promissory note agreement with a financial institution pursuant to which we may borrow up to $150.0 million in the form of loan participation notes through one of our subsidiaries in Europe.  The interest rate on borrowings under this agreement is at an all-in fixed rate determined by the lender and agreed to by us at the date of each borrowing.  At March 31, 2008, no borrowings were outstanding under this agreement.  Debt issuance costs incurred related to this agreement were de minimis.

We have an overdraft borrowing agreement with a financial institution pursuant to which our subsidiary in Turkey may be credited to satisfy outstanding negative daily balances arising from its business operations.  The total balance outstanding at any time shall not exceed 20.0 million Turkish lira.  The interest rate applicable to each such credit shall be 40 basis points per annum above the spot rate charged by the lender or the lender’s floating call rate agreed to by us at each borrowing.  There were no debt issuance costs incurred related to this agreement.  The outstanding balance at March 31, 2008 ($6.4 million at the exchange rate at March 31, 2008) is classified as short-term debt in our consolidated balance sheet.

We have a 3.0 billion yen revolving credit facility that expires on March 24, 2009.  The interest rate on borrowings under the credit facility is based on TIBOR (Tokyo Interbank Offered Rate) and a 10 basis point facility fee is incurred on the undrawn balance.  At March 31, 2008, no borrowings were outstanding under this facility.

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

Total debt as a percent of total capitalization was 45% at March 31, 2008 and 48% at June 30, 2007.

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

Cash Flows

Net cash provided by operating activities from continuing operations was $518.5 million during the nine months ended March 31, 2008 compared with $456.3 million in the prior period.  This increase reflected a higher level of cash generated from net earnings before non-cash items such as depreciation, amortization and stock-based compensation.  Approximately $71 million of the change in deferred income taxes was offset by a correlative change in noncurrent accrued income taxes reflecting the balance sheet presentation of unrecognized tax benefits (see Critical Accounting Policies for further discussion).  The net increase in operating cash flows also reflected the timing of payments and costs related to accrued advertising, merchandising and sampling activities and employee compensation.

Net cash used for investing activities was $371.1 million during the nine months ended March 31, 2008 compared with $269.2 million in the prior period.  The increase during the current period primarily reflected cash payments related to the acquisition of Ojon Corporation and the exclusive rights to sell and distribute Ojon products worldwide, and to a lesser extent, the acquisition of an Aveda distributor.  Capital expenditures also increased from the prior period reflecting incremental spending for counters and the higher costs of technology related to our continuing company-wide initiative to upgrade our information systems.

Net cash used for financing activities was $2.0 million during the nine months ended March 31, 2008 as compared with $351.8 million in the prior period.  In the prior period, cash flows from financing activities were impacted primarily by higher treasury stock repurchases, which were partially funded by the issuance of long-term debt.  Also contributing to the change in net cash used for financing activities was an increase in short-term debt, partially offset by lower cash inflows from stock option exercises.

Dividends

During the current period, we paid dividends on the Class A and Class B Common Stock of $.55 per share (or an aggregate of $106.6 million) as compared with $.50 per share (or an aggregate of $103.6 million) in the prior-year period.

THE ESTÉE LAUDER COMPANIES INC.

Share Repurchase Program

We are authorized by the Board of Directors to repurchase up to 88.0 million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  As of March 31, 2008, the cumulative total of acquired shares pursuant to the authorization was 63.3 million, reducing the remaining authorized share repurchase balance to 24.7 million.  During the first nine months of fiscal 2008, we purchased approximately 2.2 million shares pursuant to the authorization for $93.6 million as outlined in the following table:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
July 2007	—		—		—	6,929,958
August 2007	100,000		$41.76		100,000	6,829,958
	97,417	(2)	—	(2)	97,417	6,732,541
September 2007	1,219,800		$41.17		1,219,800	5,512,741
October 2007	117,807	(3)	$43.39		—	5,512,741
November 2007	—		—		—	25,512,741
December 2007	474,653	(3)	$43.44		474,600	25,038,141
January 2008	—		—		—	25,038,141
February 2008	—		—		—	25,038,141
March 2008	300,000		$45.00		300,000	24,738,141
Year-to-date	2,309,677		$42.32		2,191,817	24,738,141

(1)             The publicly announced repurchase program was last increased by 20.0 million shares in November 2007. The initial program covering the repurchase of 8.0 million shares was announced in September 1998 and increased by 20.0 million shares in both February 2007 and May 2005 and 10.0 million shares in both May 2004 and October 2002.

(2)             Represents shares of our common stock received as a price adjustment and final settlement related to an accelerated share repurchase program with a financial counterparty implemented during fiscal 2007.

(3)             Includes shares that were repurchased by the Company in connection with shares withheld to satisfy tax obligations upon the vesting of restricted stock units.

Subsequent to March 31, 2008, we repurchased approximately 0.6 million additional shares for $26.0 million.

Commitments, Contingencies and Contractual Obligations

Since June 30, 2007, we made additional commitments pursuant to employment agreements, the purchase of Ojon Corporation and the purchase of the exclusive rights to sell and distribute Ojon products worldwide.  These commitments will result in an increase to our contractual obligations previously disclosed in our Annual Report on Form 10-K for periods beyond fiscal 2008.  Debt service commitments are expected to increase $2.1 million, $8.4 million, $1.4 million, $1.4 million and $13.5 million in fiscal 2009, 2010, 2011, 2012, and 2013, respectively.  Unconditional purchase obligations are expected to increase $17.4 million, $14.7 million, $7.6 million and $4.3 million in fiscal 2009, 2010, 2011 and 2012, respectively.

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), effective July 1, 2007.  As a result, our liability for unrecognized tax benefits was $142.7 million, with an additional related gross accrual for interest and penalties of $42.0 million.  As of March 31, 2008, our liability for unrecognized tax benefits was $163.8 million, and the related gross accrual for interest and penalties was $52.2 million.  However, because these multi-jurisdictional issues are complex and the level and disposition of such issues are subject to change, reasonably reliable estimates of the amounts and periods of related future payments cannot be made at this time.

Derivative Financial Instruments and Hedging Activities

There have been no significant changes to our derivative financial instruments and hedging activities as discussed in our Annual Report on Form 10-K for the year ended June 30, 2007.

THE ESTÉE LAUDER COMPANIES INC.

Foreign Exchange Risk Management

We enter into forward exchange contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with our identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on our costs and on the cash flows that we receive from foreign subsidiaries.  Almost all foreign currency contracts are denominated in currencies of major industrial countries and are with large financial institutions rated as strong investment grade by a major rating agency.  We also enter into foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The forward exchange contracts and foreign currency options entered into to hedge anticipated transactions have been designated as cash-flow hedges.  Hedge effectiveness of forward exchange contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology.  The ineffective portion of both forward exchange and foreign currency option contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses accumulated in other comprehensive income are reclassified to current-period earnings.  As of March 31, 2008, these cash-flow hedges were highly effective, in all material respects.

As a matter of policy, we only enter into contracts with counterparties that have at least an “A” (or equivalent) credit rating.  The counterparties to these contracts are major financial institutions.  We do not have significant exposure to any one counterparty.  Our exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts.  Management believes risk of default under these hedging contracts is remote and in any event would not be material to the consolidated financial results.  The contracts have varying maturities through the end of June 2009.  Costs associated with entering into such contracts have not been material to our consolidated financial results.  We do not utilize derivative financial instruments for trading or speculative purposes.  At March 31, 2008, we had foreign currency contracts in the form of forward exchange contracts and option contracts in the amount of $1,293.2 million and $64.9 million, respectively.  The foreign currencies included in forward exchange contracts (notional value stated in U.S. dollars) are principally the Swiss franc ($251.0 million), British pound ($213.0 million), Euro ($197.6 million), Canadian dollar ($164.6 million), Australian dollar ($118.1 million) and Japanese yen ($59.3 million).  The foreign currencies included in the option contracts (notional value stated in U.S. dollars) are principally the Canadian dollar ($36.8 million) and the South Korean Won ($23.1 million).

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

We have interest rate swap agreements, with a notional amount totaling $250.0 million, to effectively convert the fixed rate interest on our 2017 Senior Notes to variable interest rates based on six-month LIBOR.  The interest rate swaps were designated as fair-value hedges.  As of March 31, 2008, these fair-value hedges were highly effective, in all material respects.

Market Risk

Using the value-at-risk model, as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, our average value-at-risk, calculated for the most recent twelve months, is $9.8 million related to our foreign exchange contracts.  As of March 31, 2008, our average value-at-risk related to our interest rate contracts for the twelve month period for which these contracts were outstanding was $16.6 million.  There have been no significant changes in market risk since June 30, 2007 that would have a material effect on our calculated value-at-risk exposure, as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

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

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a two-step evaluation process for tax positions taken, or expected to be taken, in a tax return.  The first step is recognition and the second is measurement.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, disclosures, transition and accounting for interim periods.  We adopted the provisions of FIN 48 effective July 1, 2007.  As a result, we recognized an increase in the liability for unrecognized tax benefits and interest of $13.1 million (net of tax effect), which, as required, was accounted for as a reduction to the July 1, 2007 balance of retained earnings.

As of July 1, 2007, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $142.7 million.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $106.5 million.  We elected to continue our historical practice of classifying applicable interest and penalties as a component of the provision for income taxes.  Our gross accrual for interest and penalties related to unrecognized tax benefits was $42.0 million upon adoption of FIN 48.  Interest is computed on the difference between our uncertain tax benefit positions under FIN 48 and the amount reflected or expected to be reflected in our tax returns.  Adoption of FIN 48 also resulted in a reclassification of $140.2 million of tax and related interest liabilities (net of tax effect) from accrued income taxes to other noncurrent liabilities because payment of cash is not anticipated within one year of the balance sheet date.

As of March 31, 2008, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $163.8 million.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $121.2 million.  Our gross accrual for interest and penalties related to unrecognized tax benefits as of March 31, 2008 was $52.2 million.  Other noncurrent liabilities as well as other assets, net in the accompanying consolidated balance sheet as of March 31, 2008 have each been increased by $70.6 million to reflect our gross income tax and interest liabilities as well as related deferred tax assets primarily attributable to the U.S. federal tax benefit of state and local taxes and accrued interest.

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.”  This FSP amends SFAS No. 157 to exclude certain leasing transactions accounted for under previously existing accounting guidance.  However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination, regardless of whether those assets and liabilities are related to leases.

SFAS No. 157 becomes effective for us in the beginning of fiscal 2009.  We are currently evaluating the impact of the provisions of SFAS No. 157 on our consolidated financial statements.  In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date for FASB Statement No. 157.”  This FSP permits the delayed application of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, as defined in this FSP, except for those that are recognized or disclosed at fair value in the financial statements at least annually, until the beginning of our fiscal 2010.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations,” however, it retains the fundamental requirements of the former Statement that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  Among other requirements, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair values, with limited exceptions; acquisition-related costs generally will be expensed as incurred.  SFAS No. 141(R) requires certain financial statement disclosures to enable users to evaluate and understand the nature and financial effects of the business combination.  SFAS No. 141(R) must be applied prospectively to business combinations that are consummated on or after July 1, 2009.

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

THE ESTÉE LAUDER COMPANIES INC.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 requires companies to provide qualitative disclosures about their objectives and strategies for using derivative instruments, quantitative disclosures of the fair values and gains and losses of these derivative instruments in a tabular format, as well as more information about liquidity by requiring disclosure of a derivative contract’s credit-risk-related contingent features.  SFAS No. 161 also requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments.  We are currently evaluating the disclosure requirements of SFAS No. 161.  As this is a disclosure-only standard, we do not anticipate an impact on our consolidated financial statements as a result of its adoption.  SFAS No. 161 becomes effective for our March 2009 interim consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.”  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  This FSP also adds certain disclosures to those already prescribed in SFAS No. 142.  FSP No. FAS 142-3 becomes effective for fiscal years, and interim periods within those fiscal years, beginning in our fiscal 2010.  The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date.  The disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date.

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

THE ESTÉE LAUDER COMPANIES INC.

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

Item 4. Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2008 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

As part of our Strategic Modernization Initiative, we anticipate the continued migration of our operations to SAP, with the majority of our business being implemented through fiscal 2012.  Based on management’s evaluation, the necessary steps have been taken to monitor and maintain appropriate internal control over financial reporting during this period.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Please consider the risks set forth in “Item 1A.  Risk Factors” of our annual report on Form 10-K for the year ended June 30, 2007 (as supplemented below) and elsewhere in that report and our subsequent filings with the Securities and Exchange Commission.  Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial.  If any of the events contemplated by the discussion of risks in that annual report (as supplemented below) should occur or other risks arise or develop, our business, prospects, financial condition and results of operations, as well as the trading prices of our securities, may be adversely affected.

A general economic downturn or sudden disruption in business conditions may affect consumer purchases of discretionary items and/or the financial strength of our customers that are retailers, which could adversely affect our financial results.

The general level of consumer spending is affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs, and consumer confidence generally, all of which are beyond our control.  Consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products.  A decline in consumer purchases of discretionary items also tends to impact our customers that are retailers.  We generally extend credit to a retailer based on an evaluation of its financial condition, usually without requiring collateral.  However, the financial difficulties of a retailer could cause us to curtail or eliminate business with that customer.  We may also assume more credit risk relating to the receivables from that retailer.  Our inability to collect the receivable from one of our largest customers or from a group of customers could have a material adverse effect on our business and our financial condition.  If a retailer was to liquidate, we may incur additional costs if we choose to purchase the retailer’s inventory of our products to protect brand equity.

THE ESTÉE LAUDER COMPANIES INC.

PART II. OTHER INFORMATION

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

A downturn in the economies in which we sell our products or a sudden disruption of business conditions in those economies could adversely affect our sales and profitability.

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

During the three months ended March 31, 2008, the holders set forth in the table converted shares of Class B Common Stock into Class A Common Stock on the dates set forth in the table below:

Stockholder That Converted Class B Common Stock to Class A Common Stock	Date of Conversion	Number of Shares Converted/ Received
Ronald S. Lauder	February 27, 2008	750,000

Share Repurchase Program

Information required by this item is set forth in Part I Item 2 of this Quarterly Report on Form 10-Q under the caption “Liquidity and Capital Resources – Share Repurchase Program” and is incorporated herein by reference.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification pursuant to Rule 13a-14(a) (CEO).
31.2	Certification pursuant to Rule 13a-14(a) (CFO).
32.1	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)
32.2	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ESTÉE LAUDER COMPANIES INC.

Date: May 6, 2008	By:	/s/ RICHARD W. KUNES
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