Form 10-K
period 2008-06-30
ESTEE LAUDER COMPANIES INC
filed 2008-08-21
CIK 1001250

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant was approximately $4.58 billion at December 31, 2007 (the last business day of the registrant’s most recently completed second quarter).*

At August 15, 2008, 116,542,665 shares of the registrant’s Class A Common Stock, $.01 par value, and 78,067,261 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

Documents Incorporated by Reference

Document	Where Incorporated

Proxy Statement for Annual Meeting of Stockholders to be held November 7, 2008	Part III

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

PART I

Item 1.  Business.

The Estée Lauder Companies Inc., founded in 1946 by Estée and Joseph Lauder, is one of the world’s leading manufacturers and marketers of quality skin care, makeup, fragrance and hair care products.  Our products are sold in over 140 countries and territories under the following brand names: Estée Lauder, Aramis, Clinique, Prescriptives, Lab Series, Origins, M•A•C, Bobbi Brown, La Mer, Aveda, Jo Malone, Bumble and bumble, Darphin, American Beauty, Flirt!, Good Skin™, Grassroots, Ojon and Eyes by Design.  We are also the global licensee for fragrances and/or cosmetics sold under the Tommy Hilfiger, Kiton, Donna Karan, Michael Kors, Sean John, Missoni, Daisy Fuentes, Tom Ford and Mustang brand names.  Each brand is distinctly positioned within the market for beauty products.

We are a pioneer in the cosmetics industry and believe we are a leader in the industry due to the global recognition of our brand names, our leadership in product innovation, our strong market position in key geographic markets and the consistently high quality of our products.  We sell our prestige products principally through limited distribution channels to complement the images associated with our brands.  These channels, encompassing over 25,000 points of sale, consist primarily of upscale department stores, specialty retailers, upscale perfumeries and pharmacies and prestige salons and spas.  In addition, our products are sold in freestanding company-owned stores and spas, our own and authorized retailer websites, stores on cruise ships, direct response television (“DRTV”), in-flight and duty-free shops and certain fragrances are sold in self-select outlets.  We believe that our strategy of pursuing limited distribution strengthens our relationships with retailers, enables our brands to be among the best selling product lines at the stores and heightens the aspirational quality of our brands.

For a discussion of recent developments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Overview.”

We have been controlled by the Lauder family since the founding of our company.  Members of the Lauder family, some of whom are directors, executive officers and/or employees, beneficially own, directly or indirectly, as of August 15, 2008, shares of Class A Common Stock and Class B Common Stock having approximately 87.8% of the outstanding voting power of the Common Stock.

Unless the context requires otherwise, references to “we,” “us,” “our” and the “Company” refer to The Estée Lauder Companies Inc. and its subsidiaries.

Products

Skin Care - Our broad range of skin care products addresses various skin care needs for women and men.  These products include moisturizers, creams, lotions, cleansers, sun screens and self-tanning products, a number of which are developed for use on particular areas of the body, such as the face or the hands or around the eyes.  Skin care products accounted for approximately 38% of our net sales in fiscal 2008.

Makeup - We manufacture, market and sell a full array of makeup products, including lipsticks, lip glosses, mascaras, foundations, eyeshadows, nail polishes and powders.  Many of the products are offered in an extensive array of shades and colors.  We also sell related items such as compacts, brushes and other makeup tools.  Makeup products accounted for approximately 38% of our net sales in fiscal 2008.

Fragrance - We offer a variety of fragrance products for women and men.  The fragrances are sold in various forms, including eau de parfum sprays and colognes, as well as lotions, powders, creams and soaps that are based on a particular fragrance.  Fragrance products accounted for approximately 18% of our net sales in fiscal 2008.

Hair Care - Hair care products are offered mainly in salons and in freestanding retail stores and include hair color and styling products, shampoos, conditioners and finishing sprays.  In fiscal 2008, hair care products accounted for approximately 6% of our net sales.

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

In addition to the foregoing brands, we market and sell Mustang and Kiton products as a licensee.

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

Prescriptives - Introduced in 1979 and sold in five countries, Prescriptives focuses on delivering flawless-looking skin—for all skins, from lightest to darkest.  Signature services include the ultra-personalized artistry of Custom Blend Makeup and complimentary Colorprinting, which leads the customer to her exact match foundation and customizable color cosmetics.  Prescriptives also features a personalized skin care regime for all skins.  The products are visually compelling and of minimalist design with a modern, innovative image.

Origins - Origins was introduced in 1990.  It is positioned as a plant-based line of skin care, makeup and aromatherapy products that combine time-tested botanical ingredients with modern science to promote total well-being.  Origins sells its products at our freestanding Origins stores and through stores-within-stores (which are designed to replicate the Origins store environment within a department store), at traditional retail counters, in perfumeries and directly to consumers over the Internet.  Origins Organics™ is the first full line of prestige skin, body and hair care products to be certified under the USDA National Organic Program.  Origins also has a license agreement to develop and sell products using the name of Dr. Andrew Weil.

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

Bumble and bumble - In September 2006, we acquired the remaining minority equity interest in Bumble and bumble.  We acquired a controlling majority equity interest in June 2000.  Bumble and bumble is a New York-based hair care and education company with two salons that creates high-quality hair care and styling products distributed through other top-tier salons and select prestige retailers.  We also provide business and design education to the Bumble and bumble network of independent salons.

Darphin - In April 2003, we acquired Laboratoires Darphin, the Paris-based company dedicated to the development, manufacture and marketing of prestige skin care and makeup products which are distributed primarily through high-end independent pharmacies and specialty stores.

BeautyBank - BeautyBank is our entrepreneurial think tank division whose mission is to develop brands and products for consumers shopping outside of the traditional department store channel on a worldwide basis.  Brands developed under the BeautyBank umbrella include:

•                  American Beauty - Launched in 2004, the luxurious fragrance, makeup and advanced skin care line celebrates the beauty of American style.  These products, which are sold in the United States at Kohl’s Department Stores and Kohls.com, have been developed to meet the needs of the modern American woman, with a straightforward makeup and skin care appeal.

•                  Flirt! - Launched in 2004 and sold in the United States at Kohl’s Department Stores and Kohls.com, this makeup line is all about experimenting with color, pop culture and trends; “you can Flirt! with the possibilities.”

•                  Good Skin™ - Launched in 2004 and sold in the United States at Kohl’s Department Stores and Kohls.com, this line of skin care products was created with the expertise of a dermatologist.  This line is color-coded for ease of use.  Select products of this brand are now available in a number of countries around the world.  good skin, easy to choose, easy to use, doctor formulated for you.™

•                  Grassroots - Introduced in 2005 and sold in the United States at Kohl’s Department Stores and Kohls.com, Grassroots offers a range of wholesome, naturally-sourced products to help care for you and your family.  This line’s seven product categories include face, body, hair, post-pregnancy, babies, kids and pets.

•                  Daisy Fuentes - In early fiscal 2007, we launched Dianoche, the first fragrance under our license agreement with Daisy Fuentes.  Dianoche holds two scents that connect in a single bottle and is available exclusively at Kohl’s Department Stores nationwide or online at Kohls.com.

•                  Eyes by Design - A line of makeup products for the eyes developed for exclusive distribution on HSN, a DRTV channel, and HSN.com that BeautyBank launched in July 2008.

Tom Ford - In 2006, we entered into a license agreement to develop fragrances and other beauty products under the Tom Ford brand name.  In fiscal 2007, we introduced Tom Ford Black Orchid, his first signature fragrance.

Ojon - In 2007, we acquired Ojon Corporation, a company based in Canada which markets naturally-derived, wildcrafted hair and skin care beauty products using ingredients found in the world’s rainforests.

Our core brands are Estée Lauder, Aramis and Designer Fragrances, Clinique, Prescriptives and Origins.  M•A•C and Bobbi Brown are our makeup artist brands.

Distribution

We sell our products principally through limited distribution channels to complement the images associated with our brands.  These channels include more than 25,000 points of sale in over 140 countries and territories and consist primarily of upscale department stores, specialty retailers, upscale perfumeries and pharmacies and prestige salons and spas.  In addition, our products are sold in freestanding company-owned stores and spas, our own and authorized retailer websites, stores on cruise ships, DRTV, in-flight and duty-free shops and certain fragrances are sold in self-select outlets.

We maintain a dedicated sales force which sells to our retail accounts in North America and in the major overseas markets, such as Western Europe and Japan.  We have wholly-owned operations in over 40 countries, and controlling interests in joint ventures that operate in four other countries, through which we market, sell and distribute our products.  In certain countries, we sell our products through selected local distributors under contractual arrangements designed to protect the image and position of the brands.  In addition, we sell certain products in select domestic and international military locations.  For information regarding our net sales and long-lived assets by geographic region, see Note 21 of Notes to Consolidated Financial Statements, which is incorporated herein by reference.

We sell Aveda products principally to independent salons and spas, cosmetology schools, third-party distributors and specialty retailers and directly to consumers at our own freestanding Aveda Experience Centers and certain Aveda Institutes.  There are currently about 7,200 points of sale, primarily in the United States, that sell Aveda products.  Bumble and bumble products are principally sold to about 2,500 independent salons, primarily in the United States.  Darphin products are principally sold through high-end independent pharmacies, principally in Europe, representing approximately 3,700 points of sale.

As part of our strategy to diversify our distribution, we have been selectively expanding the number of single-brand, freestanding stores that we operate.  The Origins, Aveda and M•A•C brands are the primary focus for this method of distribution.  At this time, we operate 577 single-brand, freestanding stores worldwide, the majority of which are in the United States, and expect that number to increase moderately over the next several years.  We also operate 90 multi-brand stores.

We sell American Beauty, Flirt!, Good Skin™, Grassroots and Dianoche, by Daisy Fuentes in approximately 1,000 Kohl’s Department Stores in the United States.

We currently sell products from 16 of our brands directly to consumers over the Internet through our own e-commerce sites.  Some or all of these brands are sold in the following countries: the United States, the United Kingdom, Australia, France, Korea and Canada.

As is customary in the cosmetics industry, our practice is to accept returns of our products from retailers if properly requested, authorized and approved.  In accepting returns, we typically provide a credit to the retailer against sales and accounts receivable from that retailer on a dollar-for-dollar basis.  In recognition of this practice, and in accordance with U.S. generally accepted accounting principles, we report revenues on a net sales basis, which reflects the amount of actual returns received and an amount established for anticipated returns.  As a percentage of gross sales, returns were 4.4%, 4.2% and 5.0% in fiscal 2008, 2007 and 2006, respectively.

Customers

Our strategy is to build strong strategic relationships with selected retailers globally.  Senior management works with executives of our major retail accounts on a regular basis and we believe we are viewed as an important supplier to these customers.  During fiscal 2006, Federated Department Stores, Inc. acquired The May Department Stores Company, resulting in the merger of our previous two largest customers (collectively “Macy’s, Inc.”).  As of and for the fiscal years ended June 30, 2008, 2007 and 2006, Macy’s, Inc. accounted for 11%, 12% and 14%, respectively, of our accounts receivable and 12%, 14% and 16%, respectively, of our consolidated net sales.

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

Starting with the launch of the Clinique website in 1996, we have used the Internet to educate and inform consumers about certain of our brands.  Currently, 19 of our brands have marketing sites, 16 of which have e-commerce capabilities.

Most of our creative marketing work is done by in-house creative teams.  The creative staff designs and produces the sales materials, advertisements and packaging for all products in each brand.

Global net expenses for advertising, merchandising, sampling and promotion were $2,034.6 million, $1,841.9 million and $1,721.1 million in fiscal 2008, 2007 and 2006, respectively.  These amounts include activities relating to purchase with purchase and gift with purchase promotions that are reflected in net sales and cost of sales.

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

We expect that these systems will continue to provide pertinent inventory and sales data in the short term.  However, as part of our long-term effort to enhance these systems and increase productivity, we are implementing our Strategic Modernization Initiative (“SMI”), which includes an enterprise-wide global program that we expect will deliver a single set of integrated data, processes and technologies, which would be scalable and used to standardize business processes across brands, operating units and sales affiliates.  The initial implementation of SMI at our Aveda operating unit occurred in May 2007 and we believe it is operating effectively.  We anticipate SMI implementation will continue at additional primary locations in fiscal 2009, with the majority of our business to be implemented through fiscal 2012.

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

We maintain ongoing research and development programs at our facilities in Melville, New York; Oevel, Belgium; Petersfield, U.K.; Tokyo, Japan; Markham, Ontario; Blaine, Minnesota; Shanghai, China; and Colombes, France.  As of June 30, 2008, we had approximately 450 employees engaged in research and development.  Research and development expenditures totaled $80.9 million, $74.4 million and $72.0 million in fiscal 2008, 2007 and 2006, respectively.

Manufacturing, Warehousing and Raw Materials

We manufacture skin care, makeup, fragrance and hair care products primarily in the United States, Belgium, Switzerland, the United Kingdom, Canada and France.  We continue to streamline our manufacturing processes and identify sourcing opportunities to improve innovation, increase efficiencies and reduce costs.  Our major manufacturing facilities operate as “focus” plants that primarily manufacture one type of product (e.g., lipsticks) for all of the principal brands.  Our plants are modern and our manufacturing processes are substantially automated.  While we believe that our manufacturing facilities are sufficient to meet current and reasonably anticipated manufacturing requirements, we continue to identify opportunities to make significant improvements in capacity and productivity.  To capitalize on innovation and other supply benefits, we continue to utilize third parties on a global basis for finished goods production, including an increased volume in Asia/Pacific to support our international growth.

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

Competition

The skin care, makeup, fragrance and hair care businesses are characterized by vigorous competition throughout the world.  Brand recognition, quality, performance and price have a significant impact on consumers’ choices among competing products and brands.  Advertising, promotion, merchandising, the pace and timing of new product introductions, line extensions and the quality of in-store sales staff also have a significant impact on consumers’ buying decisions.  With our numerous brands, sold in various channels, we are one of the world’s leading manufacturers and marketers of skin care, makeup, fragrance and hair care products.  We compete against a number of companies, some of which have substantially greater resources than we do.

Our principal competitors among manufacturers and marketers of skin care, makeup, fragrance and hair care products include:

•                Alticor, which markets Artistry, NAO and Laura Mercier Cosmetics and Skincare;

•                AmorePacific Corporation;

•                Avon Products Inc., a direct marketer of Avon Color, Anew, Avon Naturals, Advance Techniques, Skin-so-soft, mark, and other products;

•                Bare Escentuals, Inc., which markets its bareMinerals, RareMinerals and Bare Escentuals brands.  It also markets professional skin care products under its md formulations brand;

•                Beiersdorf AG, which markets Nivea, Eucerin, La Prairie, Juvena, Florena and other brands;

•                The Carlyle Group, which markets philosophy;

•                Chanel, Inc.;

•                Clarins S.A., which markets Clarins, Azzaro, Thierry Mugler, Porsche Design, David Yurman, Stella Cadente, Swarovski and other brands, and holds a minority stake in Kibio and L’Occitane International;

•                Coty, Inc., which markets Calvin Klein, Cerruti, Chloé, Chopard, Davidoff, House of Phat, Jennifer Lopez, Jette Joop, Jill Sander, JOOP!, Kenneth Cole, Lancaster, Marc Jacobs, Nautica, Nikos, Sarah Jessica Parker, Vera Wang, Vivienne Westwood and other brands;

•                Elizabeth Arden, Inc., which markets Elizabeth Arden, Elizabeth Taylor, Halston, Britney Spears, Prevage, Hummer, Hillary Duff, Danielle Steel, Daytona 500, Gant, Giorgio Beverley Hills, Mariah Carey, Badgley Mischka, Nanette Lepore, Alfred Sung and others;

•                Johnson & Johnson, which markets AMBI Skincare, Aveeno, Clean & Clear, Vendome, Lubriderm, Neutrogena, Purpose, RoC, Piz Buin and other brands;

•                Kao Corporation, which markets Sofina, Kanebo, Molton Brown, Biore, Jergens, John Frieda, Goldwell, KMS, HADA KA, Phytomax, KPSS, and other brands;

•                L’Oreal S.A., which markets Lancôme, Biotherm, Helena Rubinstein, Kiehl’s, Shu Uemura, Giorgio Armani, Ralph Lauren, Cacharel, Viktor & Rolf, Diesel, Vichy, La Roche-Posay, Innéov, SkinCeuticals, Garnier, L’Oreal Paris, Maybelline NY, SoftSheen-Carson, Kérastase, Redken, Matrix, Mizani, Sanoflore, The Body Shop, YSL Beaute, Stella McCartney and other brands;

•                LVMH Moët Hennessey Louis Vuitton (“LVMH”), which markets Dior, Guerlain, Givenchy, Kenzo, Benefit, Fresh, Make Up For Ever, Aqua di Parma, Loewe and other brands;

•                Natura Cosméticos S.A.;

•                Nu Skin Enterprises;

•                The Procter & Gamble Company, which markets SK-II, Cover Girl, Olay, Noxema, Giorgio Beverly Hills, Hugo Boss, Escada, Lacoste, bruno banani, Ghost, Puma, Naomi Campbell, Infusium, Max Factor, Pantene, Clairol, Wella, Valentino, Aussie, Dolce & Gabbana, Baldessarini, Frederick Fekkai and other brands;

•                Revlon, Inc., which markets Revlon, Color Stay, New Complexion, Revlon Age Defying, Almay, Ultima II, Flex, Mitchum and Charlie;

•                Shiseido Company, Ltd., which markets Shiseido, Clé de Peau Beauté, Nars, Decléor, Issey Miyake, Jean Paul Gaultier, Carita, Aupres, and other brands;

•                Starwood Hotels & Resorts Worldwide, Inc., which markets Bliss; and

•                Unilever N.V., which markets Dove, Pond’s, Sunsilk, Vaseline, Lux, Axe and other brands.

We also face competition from a number of independent brands, such as dr. brandt, MD Skincare, Murad, Obagi, Paul Mitchell, Paula Dorf, N.V. Perricone M.D., tarte, TIGI, and Trish McEvoy.

Additionally, some retailers have developed their own beauty brands, such as:

•                  Alliance Boots Group, which markets No 7 and Botanics products;

•                  Gap Inc., which markets The Gap, Old Navy and Banana Republic products;

•                  Limited Brands Inc., which markets Victoria’s Secret Beauty, Bath and Body Works, c.o. bigelow; and

•                  Sephora.

Some of our competitors also have ownership interests in retailers that are customers of ours.  For example, LVMH has interests in DFS Group LTD, Miami Cruiseline Services, Le Bon Marché, la Samaritaine, eLuxury, and Sephora.

Trademarks, Patents and Copyrights

The trademarks used in our business include the brand names Estée Lauder, Clinique, Aramis, Prescriptives, Lab Series, Origins, Tommy Hilfiger, Donna Karan, DKNY, M•A•C, Bobbi Brown, La Mer, Aveda, Jo Malone, Bumble and bumble, Darphin, Michael Kors, American Beauty, Flirt!, Good Skin™, Grassroots, Ojon and Eyes by Design and the names of many of the products sold under these brands.  We own the material trademark rights used in connection with the manufacturing, marketing and distribution of most of our major products both in the United States and in the other principal countries where such products are sold.  We are the exclusive worldwide licensee for fragrances, cosmetics and/or related products for Tommy Hilfiger, Donna Karan, DKNY, Kiton, Michael Kors, Sean John, Missoni, Daisy Fuentes and Tom Ford.  Origins sells products using the name of Dr. Andrew Weil and Aramis and Designer Fragrances sells a fragrance in the Americas region using the name Mustang, in each case pursuant to a license agreement.  We protect our trademarks for our principal products in the United States and significant markets worldwide.  We consider the protection of our trademarks to be important to our business.

A number of our products incorporate patented, patent-pending or proprietary technology in formulations or packaging.  In addition, several products are covered by design patents, patent applications or copyrights.  While we consider these patents and copyrights, and the protection thereof, to be important, no single patent or copyright is considered material to the conduct of our business.

Employees

At June 30, 2008, we had approximately 32,000 full-time employees worldwide (including sales representatives at points of sale who are employed by us), of whom approximately 13,400 are employed in the United States and Canada.  None of our employees in the United States is covered by a collective bargaining agreement.  In certain other countries, a limited number of employees are covered by a works council agreement or other syndicate arrangements.  We believe that relations with our employees are good.  We have never encountered a material strike or work stoppage in the United States or in any other country where we have a significant number of employees.

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

Seasonality

Our results of operations in total, by region and by product category, are subject to seasonal fluctuations, with net sales in the first half of the fiscal year typically being slightly higher than in the second half of the fiscal year.  The higher net sales in the first half of the fiscal year are attributable to the increased levels of purchasing by retailers for the holiday selling season and for fall fashion makeup introductions.  Many of our customers that are retailers follow a 4-4-5 retail calendar which may influence the amount and timing of their order placement and receipt of goods in any fiscal quarter.  In a traditional 4-4-5 retail calendar, each fiscal quarter is comprised of two 4-week periods and one 5-week period, with one extra week in one quarter every seven years.  As a result, the retail quarter-end and the fiscal quarter-end may be different by up to six days.  Fluctuations in net sales and operating income in total and by geographic region and product category in any fiscal quarter may be attributable to the level and scope of new product introductions.  Additionally, gross margins and operating expenses are impacted on a quarter-by-quarter basis by variations in our launch calendar and the timing of promotions, including purchase with purchase and gift with purchase promotions.

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

Executive Officers

The following table sets forth certain information with respect to our executive officers:

Name	Age	Position(s) Held
Malcolm Bond	58	Executive Vice President – Global Operations
Daniel J. Brestle	63	Vice Chairman and President, ELC North America
John Demsey	52	Group President
Amy DiGeso	56	Executive Vice President – Global Human Resources
Fabrizio Freda	50	President and Chief Operating Officer
Harvey Gedeon	65	Executive Vice President – Research and Development and Product Innovation
Richard W. Kunes	55	Executive Vice President and Chief Financial Officer
Evelyn H. Lauder	72	Senior Corporate Vice President
Leonard A. Lauder	75	Chairman of the Board of Directors
Ronald S. Lauder	64	Chairman of Clinique Laboratories, LLC and a Director
William P. Lauder	48	Chief Executive Officer and a Director
Sara E. Moss	61	Executive Vice President and General Counsel
Gregory F. Polcer	53	Executive Vice President – Global Supply Chain
Cedric Prouvé	48	Group President
Alexandra C. Trower	44	Executive Vice President – Global Communications

Malcolm Bond became Executive Vice President – Global Operations in July 2004 and, through July 2008, he was responsible for Global Direct Procurement, Manufacturing, Logistics and Employee Health and Safety.  From January 2001 through June 2004, Mr. Bond was Senior Vice President, Global Manufacturing and Distribution.  From January 1999 to January 2001, he was Senior Vice President, Manufacturing, during which time his responsibilities also included corporate engineering and supply chain.  From September 1997 to January 1999, he was Vice President, Focus Factories, responsible for all of our factory operations.  Mr. Bond joined us in September 1995 as General Manager of our U.K. manufacturing operations, with responsibility for South African and Australian operations as well.  It is expected that through September 30, 2008, Mr. Bond will assist in the transition of his responsibilities, after which he will become Executive Vice President – SMI and Special Projects, but will cease to be an executive officer.

Daniel J. Brestle became Vice Chairman & President, ELC North America in March 2008.  He is responsible for leading the Company’s North American business across its multiple distribution channels.  In addition, he oversees the Estée Lauder, M•A•C, Prescriptives, Origins, Ojon and Tom Ford Beauty brands, and the BeautyBank Division.  From January 2005 through February 2008 he served as Chief Operating Officer of the Company.  From July 2001 to January 2005, Mr. Brestle had been Group President with global responsibility for our specialty brands, including Aveda, Bobbi Brown, Bumble and bumble, Darphin, Jo Malone, La Mer, Prescriptives, Rodan + Fields and Stila.  He also oversaw the launch of BeautyBank and its first four brands.  From July 1998 through June 2001, he was President of Estée Lauder (USA & Canada).  Prior to July 1998, he was President of Clinique Laboratories, Inc. and had been the senior officer of that division since 1992.  From 1988 through 1992, he was President of Prescriptives U.S.A.  Mr. Brestle joined us in 1978.

John Demsey was appointed Group President in July 2006.  In this role, he is responsible for the Estée Lauder, M•A•C, Sean John, Prescriptives and Tom Ford Beauty brands.  In January 2005, Mr. Demsey became Global Brand President of Estée Lauder after serving as President and Managing Director of M•A•C since 1998.  From 1991 to 1998, he held several positions with Estée Lauder, including Senior Vice President of Sales and Education for Estée Lauder USA and Canada.  Before joining us, he worked for Revlon, Borghese, Alexandra de Markoff Cosmetics, and Lancaster Cosmetics.  He also held various executive retail positions at Bloomingdale’s, Macy’s, Benetton and Saks Fifth Avenue.  Mr. Demsey serves as Chairman of the M•A•C AIDS Fund and is active in many other AIDS-related organizations.

Amy DiGeso became Executive Vice President - Global Human Resources in May 2006.  From May 2005, when she joined us, to May 2006 she was Senior Vice President - Global Human Resources.  She was Senior Partner - Global Human Resource in charge of the Human Resources Department at PriceWaterhouseCoopers LLP from May 2001 through June 2003.  From April 1999 through April 2001, Ms. DiGeso was President of the Popular Club Plan, a direct sales subsidiary of Federated Department Stores, and from May 1992 through December 1998, she served in various executive capacities at Mary Kay, Inc., including Chief Executive Officer from November 1996 through December 1998.  Since June 2003, Ms. DiGeso has been engaged in various philanthropic activities.

Fabrizio Freda became President and Chief Operating Officer in March 2008.  In this role, he oversees Clinique, Bobbi Brown, La Mer, Jo Malone, Darphin, Aveda, Bumble and bumble and the Aramis and Designer Fragrances Division.  He is also responsible for the Company’s International Division, as well as Global Operations, Research and Development, Packaging, Quality Assurance, Merchandise Design, Corporate Store Design and Retail Store Operations.  From 2001 through 2007, Mr. Freda was President, Global Snacks, of The Procter & Gamble Company (“P&G”).  Prior to that position, he spent about a decade in positions of increasing responsibility in P&G, including positions within P&G’s Health and Beauty Care Division.

Harvey Gedeon became Executive Vice President - Research and Development in July 2004 and added responsibilities for product innovation in July 2007.  From January 2000 to July 2004, he was Senior Vice President - Research and Development.  Prior to joining us in January 2000, Mr. Gedeon was Executive Vice President and General Manager, Research and Development and Quality Assurance for Revlon, Inc. from 1997 through 1999.

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

Evelyn H. Lauder has been Senior Corporate Vice President since 1989, and previously served as Vice President and in other executive capacities since first joining us in 1959 as Education Director.  She is a member of the Board of Overseers of Memorial Sloan-Kettering Cancer Center, a member of the Boards of Trustees of Central Park Conservancy, Inc., The Trinity School in New York City (Trustee Emirata), a member of the Board of Directors of New Yorkers for Parks, an Honorary Board Member of Cold Spring Harbor Laboratories and the Founder and Chairman of The Breast Cancer Research Foundation.

Leonard A. Lauder has been Chairman of the Board of Directors since 1995.  He was our Chief Executive Officer from 1982 through 1999 and President from 1972 until 1995.  Mr. Lauder formally joined us in 1958 after serving as an officer in the United States Navy.  Since joining, he has held various positions, including executive officer positions other than those described above.  He is Chairman Emeritus of the Board of Trustees of the Whitney Museum of American Art, a Charter Trustee of the University of Pennsylvania, a Trustee of The Aspen Institute and the co-founder and director of the Alzheimer’s Drug Discovery Foundation.  He also served as a member of the White House Advisory Committee on Trade Policy and Negotiations under President Reagan.

Ronald S. Lauder has served as Chairman of Clinique Laboratories, LLC since returning from government service in 1987 and was Chairman of Estee Lauder International, Inc. from 1987 through 2002.  Mr. Lauder joined the Company in 1964 and has served in various capacities.  From 1983 to 1986, Mr. Lauder served as Deputy Assistant Secretary of Defense for European and NATO Affairs.  From 1986 to 1987, he was U.S. Ambassador to Austria.  He is non-executive Chairman of the Board of Directors of Central European Media Enterprises Ltd.  He is also an Honorary Chairman of the Board of Trustees of the Museum of Modern Art.

William P. Lauder is Chief Executive Officer of the Company.  He became President and Chief Executive Officer on July 1, 2004.  From January 2003 through June 2004, he was Chief Operating Officer.  From July 2001 through 2002, he was Group President responsible for the worldwide business of Clinique and Origins and the Company’s retail store and on-line operations.  From 1998 to 2001, he was President of Clinique Laboratories, LLC.  Prior to 1998, he was President of Origins Natural Resources Inc., and he had been the senior officer of that division since its inception in 1990.  Prior thereto, he served in various positions since joining the Company in 1986.  He is a member of the Boards of Trustees of The University of Pennsylvania and The Trinity School in New York City and the Boards of Directors of the Fresh Air Fund, the 92nd Street Y, the Partnership for New York City, True Temper Sports, Inc., GLG Partners Inc. and the Advisory Board of Zelnick Media.

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

Gregory F. Polcer became Executive Vice President – Global Supply Chain in July 2008.  He is responsible for Global Direct and Indirect Procurement, Manufacturing, Logistics, Quality Assurance and Environmental Affairs and Safety.  From 1988 to 2008, he worked for Unilever where he designed and implemented global, regional and local initiatives.  Most recently, from 2006 to 2008, he served as the Senior Vice President, Supply Chain for Unilever where he integrated the North and Latin American Supply Chains, provided senior leadership for all global supply management and established a global outsourcing plan.  He served as Senior Vice President, Supply Chain – North America from 2005 to 2006 and Senior Vice President, Supply Chain, Home and Personal Care – North America from 2002 to 2004.

Cedric Prouvé became Group President in January 2003.  He is responsible for sales and profits in our International Division, which includes all markets outside of North America, our Travel Retail business worldwide and all of the activities of our sales affiliates and certain distributor relationships.  From August 2000 through 2002 he was the General Manager of our Japanese sales affiliate.  From January 1997 to August 2000, he was Vice President, General Manager, Travel Retail.  He started with us in 1994 as General Manager, Travel Retailing – Asia Pacific Region and was given the added responsibility of General Manager of our Singapore affiliate in 1995.  Prior to joining us he worked at L’Oreal in sales and management positions in the Americas and Asia/Pacific.

Alexandra C. Trower became Executive Vice President - Global Communications in April, 2008.  She directs the Company’s overall communications strategy, oversees brand communications, corporate communications, internal communications and consumer communications.  Before joining us, Ms. Trower was Senior Vice President, Media Relations for Bank of America from January, 2004 to March, 2008.  From 1997 to 2002, she worked at JPMorgan Chase, where she was responsible for corporate communications at JPMorgan Fleming Asset Management.

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

2.               Strengthen product categories

3.               Strengthen and expand geographic presence

4.               Diversify and strengthen distribution channels

5.               Achieve operational and cost excellence

Achieving our long-term objectives may require investment in new brands, categories, distribution channels, technologies and geographic markets.  These investments may result in short-term costs without any current revenues and, therefore, may be dilutive to our earnings, at least in the short term.  In addition, we may dispose of select brands or streamline operations and incur costs or one-time charges in doing so.  Although we believe that our strategic imperatives will lead to long-term growth in revenue and profitability, we may not realize, in full or in part, the anticipated benefits.  The failure to realize benefits, which may be due to our ability to execute plans or other risks described herein, could have a material adverse effect on our business, financial condition and operating results.

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

In addition, sudden disruptions in business conditions, for example, as a consequence of events such as the outbreak of SARs in 2003 or those that are currently taking place in the Middle East, or as a result of a terrorist attack, retaliation and the threat of further attacks or retaliation, or as a result of adverse weather conditions or climate changes, can have a short and, sometimes, long-term impact on consumer spending.

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

We operate on a global basis, with approximately 59% of our fiscal 2008 net sales generated outside the United States.  We maintain offices in over 40 countries and have key operational facilities located outside the United States that manufacture, warehouse or distribute goods for sale throughout the world.  Foreign operations are subject to many risks and uncertainties, including:

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

As part of a program that we call our “Strategic Modernization Initiative,” or “SMI,” we are implementing enterprise-wide global programs intended to deliver a single set of integrated data, processes and technologies, which would be scalable and used to standardize business processes across brands, operating units and sales affiliates.  The initial implementation of SMI at our Aveda operating unit occurred in May 2007.  We anticipate SMI implementation will continue at additional primary locations in fiscal 2009, with the majority of our business to be implemented through fiscal 2012.  Like most entity-wide changes to software systems, the implementation of SMI involves risks and uncertainties.  Failure to implement SMI as planned, in terms of timing, specifications and/or costs, could have an adverse impact on our business and results of operations.

The trading prices of our securities periodically may rise or fall based on the accuracy of predictions of our earnings or other financial performance.

Our business planning process is designed to maximize our long-term strength, growth and profitability, not to achieve an earnings target in any particular fiscal quarter.  We believe that this longer-term focus is in the best interests of the Company and our stockholders.  At the same time, however, we recognize that it may be helpful to provide investors with guidance as to our forecast of net sales and earnings.  Accordingly, when we announced our year-end financial results for fiscal 2008, we provided guidance as to our expected net sales and earnings for the fiscal year ending June 30, 2009 and the quarter ending September 30, 2008.  While we generally expect to provide updates to our guidance when we report our results each fiscal quarter, we assume no responsibility to update any of our forward-looking statements at such times or otherwise.  In addition, the longer-term guidance we provide is based on goals that we believe, at the time guidance is given, are reasonably attainable for growth and performance over a number of years.  Such targets are more speculative than our current quarter and fiscal year expectations.

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

Item 2.  Properties.

The following table sets forth our principal owned and leased manufacturing, assembly, research and development and distribution facilities as of August 15, 2008.  The leases expire at various times through 2026 subject to certain renewal options.

Location	Use	Approximate Square Footage

The Americas
Blaine, Minnesota (owned)	Manufacturing and R&D	275,000
Blaine, Minnesota (leased)	Distribution	126,000
Oakland, New Jersey (leased)	Manufacturing	148,000
Hauppauge, New York (leased)	Manufacturing / Assembly	140,000
Melville, New York (owned)	Manufacturing	353,000
Melville, New York (owned)	R&D	134,000
Yaphank, New York (leased)	Manufacturing / Assembly	230,000
Bristol, Pennsylvania (leased)	Manufacturing	67,000
Bristol, Pennsylvania (leased)	Distribution	243,000
Bristol, Pennsylvania (leased)	Distribution	243,000
Trevose, Pennsylvania (leased)	Manufacturing / Assembly	140,000
Agincourt, Ontario, Canada (owned)	Manufacturing	96,000
Markham, Ontario, Canada (leased)	Manufacturing	58,000
Markham, Ontario, Canada (leased)	R&D	26,000
Markham, Ontario, Canada (leased)	Manufacturing	79,000
Toronto, Ontario, Canada (leased)	Distribution	186,000

Europe, the Middle East & Africa
Oevel, Belgium (owned)	Manufacturing	113,000
Oevel, Belgium (leased)	Manufacturing and R&D	70,000
Oevel, Belgium (leased)	Distribution	100,000
Madrid, Spain (leased)	Distribution	90,000
Lachen, Switzerland (owned)	Manufacturing	53,000
Lachen, Switzerland (owned)	Distribution	125,000
Hampshire, U.K. (leased)	Distribution	203,000
Petersfield, U.K. (owned)	Manufacturing	225,000

Asia/Pacific
Shanghai, China (leased)	Distribution and R&D	57,000
Tokyo, Japan (leased)	Distribution and R&D	147,600
Tanjong Penjuru, Singapore (leased)	Distribution	56,000

We own, lease and occupy numerous offices, assembly and distribution facilities and warehouses in the United States and abroad.  We consider our properties to be generally in good condition and believe that our facilities are adequate for our operations and provide sufficient capacity to meet anticipated requirements.  We lease approximately 286,000 square feet of rentable space for our principal offices in New York, New York and own an office building of approximately 57,000 square feet in Melville, New York.  As of August 15, 2008, we operated 667 freestanding retail stores, including 20 for the Estée Lauder brand, 29 for Clinique, 149 for Origins, 208 for M•A•C, 138 for Aveda, 6 for Bobbi Brown, 24 for Jo Malone, 2 for Bumble and bumble and 90 multi-brand stores.

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

No matters were submitted to a vote of security holders during the quarter ended June 30, 2008.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant’s Common Equity and Related Stockholder Matters

Our Class A Common Stock is publicly traded on the New York Stock Exchange under the symbol “EL.”  The following table shows the high and low sales prices as reported on the New York Stock Exchange Composite Tape and the cash dividends per share declared in fiscal 2008 and fiscal 2007:

	Fiscal 2008			Fiscal 2007
	High	Low	Cash Dividends	High	Low	Cash Dividends

First Quarter	$47.98	$38.41	$—	$41.15	$34.88	$—
Second Quarter	47.05	39.47	.55	43.60	39.05	.50
Third Quarter	46.66	37.03	—	50.12	39.52	—
Fourth Quarter	49.43	43.83	—	52.31	44.67	—

Fiscal Year	49.43	37.03	$.55	52.31	34.88	$.50

We expect to continue the payment of cash dividends in the future, but there can be no assurance that the Board of Directors will continue to declare them.  In November 2007 and October 2006, the Board of Directors declared an annual dividend of $.55 and $.50 per share, respectively, which was paid in December 2007 and 2006, respectively.

As of August 15, 2008, there were approximately 3,247 record holders of Class A Common Stock and 20 record holders of Class B Common Stock.

Share Repurchase Program

We are authorized by the Board of Directors to repurchase up to 88.0 million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  As of June 30, 2008, the cumulative total of acquired shares pursuant to the authorization was 64.1 million, reducing the remaining authorized share repurchase balance to 23.9 million.  During fiscal 2008, we purchased approximately 3.0 million shares pursuant to the authorization for $129.1 million as outlined in the following table:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
July 2007	—		—		—	6,929,958
August 2007	100,000		$41.76		100,000	6,829,958
	97,417	(2)	—	(2)	97,417	6,732,541
September 2007	1,219,800		$41.17		1,219,800	5,512,741
October 2007	117,807	(3)	$43.39		—	5,512,741
November 2007	—		—		—	25,512,741
December 2007	474,653	(3)	$43.44		474,600	25,038,141
January 2008	—		—		—	25,038,141
February 2008	—		—		—	25,038,141
March 2008	300,000		$45.00		300,000	24,738,141
April 2008	561,000		$45.10		561,000	24,177,141
May 2008	151,200		$45.28		151,200	24,025,941
June 2008	84,400		$45.90		84,400	23,941,541
Year-to-date	3,106,277		$43.09		2,988,417	23,941,541

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

Subsequent to June 30, 2008, we repurchased approximately 0.9 million additional shares of Class A Common Stock for $38.4 million pursuant to a 10b5-1 stock purchase plan entered into in February 2008 and completed in August 2008.

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

During the three months ended June 30, 2008, the holder set forth in the table converted shares of Class B Common Stock into Class A Common Stock on the date set forth in the table below:

Stockholder That Converted Class B Common Stock to Class A Common Stock	Date of Conversion	Number of Shares Converted/ Received
Ronald S. Lauder	May 21, 2008	400,000

Item 6.  Selected Financial Data.

The table below summarizes selected financial information.  For further information, refer to the audited consolidated financial statements and the notes thereto beginning on page F-1 of this report.

	Year Ended or at June 30
	2008	2007	2006 (a)	2005(b)	2004
	(In millions, except per share data)
Statement of Earnings Data:
Net sales	$7,910.8	$7,037.5	$6,463.8	$6,280.0	$5,741.5
Gross profit	5,914.0	5,262.7	4,777.2	4,677.2	4,277.2
Operating income	810.7	749.9	619.6	726.8	648.9
Interest expense, net (c)	66.8	38.9	23.8	13.9	27.1
Earnings before income taxes, minority interest, discontinued operations and accounting change	743.9	711.0	595.8	712.9	621.8
Provision for income taxes	259.9	255.2	259.7	293.7	234.4
Minority interest, net of tax	(10.2)	(7.1)	(11.6)	(9.3)	(8.9)
Net earnings from continuing operations	473.8	448.7	324.5	409.9	378.5
Discontinued operations, net of tax (d)	—	0.5	(80.3)	(3.8)	(36.4)
Net earnings	473.8	449.2	244.2	406.1	342.1
Cash Flow Data:
Net cash flows provided by operating activities	$690.1	$661.6	$709.8	$478.1	$673.0
Net cash flows used for investing activities	(478.5)	(373.8)	(303.2)	(237.0)	(213.7)
Net cash flows used for financing activities	(78.1)	(411.6)	(594.6)	(300.4)	(216.0)
Per Share Data:
Net earnings per common share from continuing operations (d):
Basic	$2.44	$2.20	$1.51	$1.82	$1.66
Diluted	$2.40	$2.16	$1.49	$1.80	$1.64
Net earnings per common share:
Basic	$2.44	$2.20	$1.14	$1.80	$1.50
Diluted	$2.40	$2.16	$1.12	$1.78	$1.48
Weighted average common shares outstanding (e):
Basic	193.9	204.3	215.0	225.3	228.2
Diluted	197.1	207.8	217.4	228.6	231.6
Cash dividends declared per common share	$.55	$.50	$.40	$.40	$.30
Balance Sheet Data:
Working capital	$1,088.0	$738.7	$738.7	$804.9	$877.2
Total assets	5,011.2	4,125.7	3,784.1	3,885.8	3,708.1
Total debt (c)	1,196.9	1,088.5	521.5	714.7	535.3
Stockholders’ equity (e)	1,653.2	1,199.0	1,622.3	1,692.8	1,733.5

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

(c) In May 2007, we issued and sold $300.0 million of 5.55% Senior Notes due May 15, 2017 and $300.0 million of 6.00% Senior Notes, due May 15, 2037 in a public offering.  We used the net proceeds of this offering to repay long-term commercial paper, which was used to fund our accelerated stock repurchase program, and to pay transaction fees and expenses related to this offering.

(d) In April 2006, we completed the sale of certain assets and operations of the reporting unit that marketed and sold Stila brand products.  In February 2004, we sold the assets and operations of our former reporting unit that sold jane brand products.  As a result, all consolidated statements of earnings information in the consolidated financial statements and footnotes for all periods presented has been restated for comparative purposes to reflect those reporting units as discontinued operations.

(e) During fiscal 2007, we repurchased 22,461,642 shares of our outstanding common stock, of which 15,960,842 shares were purchased for $750.0 million through an accelerated stock repurchase program with a financial counterparty.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition at June 30, 2008 and our results of operations for the three fiscal years ended June 30, 2008 are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These judgments can be subjective and complex, and consequently actual results could differ from those estimates.  Our most critical accounting policies relate to revenue recognition, concentration of credit risk, inventory, pension and other post-retirement benefit costs, goodwill and other intangible assets, income taxes and derivatives.

Management of the Company has discussed the selection of significant accounting policies and the effect of estimates with the Audit Committee of the Company’s Board of Directors.

Revenue Recognition

Revenues from merchandise sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of the risk of loss related to those goods.  In the Americas region, sales are generally recognized at the time the product is shipped to the customer and in the Europe, Middle East & Africa and Asia/Pacific regions sales are generally recognized based upon the customer’s receipt.  In certain circumstances, transfer of title takes place at the point of sale, for example, at our retail stores.  Sales at our retail stores and online are recognized in accordance with a traditional 4-4-5 retail calendar, where each fiscal quarter is comprised of two 4-week periods and one 5-week period, with one extra week in one quarter every seven years.  As a result, the retail quarter-end and the fiscal quarter-end may be different by up to six days.

Revenues are reported on a net sales basis, which is computed by deducting from gross sales the amount of actual product returns received, discounts, incentive arrangements with retailers and an amount established for anticipated product returns.  Our practice is to accept product returns from retailers only if properly requested, authorized and approved.  In accepting returns, we typically provide a credit to the retailer against accounts receivable from that retailer.  As a percentage of gross sales, returns were 4.4%, 4.2% and 5.0% in fiscal 2008, 2007 and 2006, respectively.

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

During fiscal 2006, Federated Department Stores, Inc. acquired The May Department Stores Company, resulting in the merger of our previous two largest customers (collectively “Macy’s, Inc.”).  This customer sells products primarily within North America and accounted for $951.4 million, or 12%, $958.8 million, or 14%, and $1,005.8 million, or 16%, of our consolidated net sales in fiscal 2008, 2007 and 2006, respectively.  This customer accounted for $109.2 million, or 11%, and $105.3 million, or 12%, of our accounts receivable at June 30, 2008 and 2007, respectively.  Although management believes that this customer and our other major customers are sound and creditworthy, a severe adverse impact on their business operations could have a corresponding material adverse effect on our net sales, cash flows and/or financial condition.

In the ordinary course of business, we have established an allowance for doubtful accounts and customer deductions in the amount of $26.3 million and $23.3 million as of June 30, 2008 and 2007, respectively.  Our allowance for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings.  The allowance for doubtful accounts was reduced by $10.2 million, $18.2 million and $12.0 million for customer deductions and write-offs in fiscal 2008, 2007 and 2006, respectively, and increased by $13.2 million, $14.4 million and $10.2 million for additional provisions in fiscal 2008, 2007 and 2006, respectively.  This reserve is based upon the evaluation of accounts receivable aging, specific exposures and historical trends.

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

The pre-retirement discount rate for each plan used for determining future net periodic benefit cost is based on a review of highly rated long-term bonds.  For fiscal 2008, we used a pre-retirement discount rate for our Domestic Plans of 6.25% and varying rates on our international plans of between 2.25% and 8.25%.  The pre-retirement rate for our Domestic Plans is based on a bond portfolio that includes only long-term bonds with an Aa rating, or equivalent, from a major rating agency.  We believe the timing and amount of cash flows related to the bonds included in this portfolio is expected to match the estimated defined benefit payment streams of our Domestic Plans.  For fiscal 2008, we used an expected return on plan assets of 7.75% for our U.S. Qualified Plan and varying rates of between 3.00% and 8.25% for our international plans.  In determining the long-term rate of return for a plan, we consider the historical rates of return, the nature of the plan’s investments and an expectation for the plan’s investment strategies.  The U.S. Qualified Plan asset allocation as of June 30, 2008 was approximately 40% equity investments, 42% debt securities and 18% other investments.  The asset allocation of our combined international plans as of June 30, 2008 was approximately 45% equity investments, 38% debt securities and 17% other investments.  The difference between actual and expected return on plan assets is reported as a component of accumulated other comprehensive income.  Those gains/losses that are subject to amortization over future periods will be recognized as a component of the net periodic benefit cost in such future periods.  For fiscal 2008, our pension plans had actual negative return on assets of $19.3 million as compared with expected return on assets of $47.0 million, which resulted in a net deferred loss of $66.3 million, of which approximately $34 million is subject to amortization over periods ranging from approximately 8 to 16 years.  The actual negative return on assets was primarily related to the performance of equity markets during the past fiscal year.

A 25 basis-point change in the discount rate or the expected rate of return on plan assets would have had the following effect on fiscal 2008 pension expense:

(In millions)	25 Basis-Point Increase	25 Basis-Point Decrease

Discount rate	$(2.0)	$2.5
Expected return on assets	$(1.7)	$1.7

Our post-retirement plans are comprised of health care plans that could be impacted by health care cost trend rates, which may have a significant effect on the amounts reported.  A one-percentage-point change in assumed health care cost trend rates for fiscal 2008 would have had the following effects:

(In millions)	One-Percentage-Point Increase	One-Percentage-Point Decrease

Effect on total service and interest costs	$1.2	$(1.1)
Effect on post-retirement benefit obligations	$10.9	$(9.8)

For fiscal 2009, we are using a pre-retirement discount rate for the Domestic Plans of 6.75% and varying rates for our international plans of between 2.00% and 9.00%.  We are using an expected return on plan assets of 7.75% for the U.S. Qualified Plan and varying rates for our international pension plans of between 3.25% and 9.00%.  The net change in these assumptions from those used in fiscal 2008 will result in a decrease in pension expense of approximately $3.6 million in fiscal 2009.  We will continue to monitor the market conditions relative to these assumptions and adjust them accordingly.

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

As of June 30, 2008, we have current net deferred tax assets of $184.6 million and non-current net deferred tax assets of $55.3 million.  The net deferred tax assets assume sufficient future earnings for their realization, as well as the continued application of currently anticipated tax rates.  Included in net deferred tax assets is a valuation allowance of $5.7 million for deferred tax assets, where management believes it is more likely than not that the deferred tax assets will not be realized in the relevant jurisdiction.  Based on our assessments, no additional valuation allowance is required.  If we determine that a deferred tax asset will not be realizable, an adjustment to the deferred tax asset will result in a reduction of earnings at that time.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109.  FIN 48 prescribes a two-step evaluation process for tax positions taken, or expected to be taken, in a tax return.  The first step is recognition and the second is measurement.  FIN 48 also provides guidance on derecognition, measurement, classification, disclosures, transition and accounting for interim periods.  In May 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48, an amendment of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes” (“FSP No. FIN 48-1”).  FSP No. FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.

We adopted the provisions of FIN 48, as amended, effective July 1, 2007.  As a result, we recognized an increase in the liability for unrecognized tax benefits and interest of $13.1 million (net of tax effect), which, as required, was accounted for as a reduction to the July 1, 2007 balance of retained earnings.  We elected to continue our historical practice of classifying applicable interest and penalties as a component of the provision for income taxes.

We provide tax reserves for Federal, state, local and international exposures relating to periods subject to audit.  The development of reserves for these exposures requires judgments about tax issues, potential outcomes and timing, and is a subjective critical estimate.  We assess our tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting dates.  For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a tax authority that has full knowledge of all relevant information.  For those tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.  Where applicable, associated interest and penalties have also been recognized.  Although the outcome relating to these exposures is uncertain, in management’s opinion adequate provisions for income taxes have been made for estimable potential liabilities emanating from these exposures.  In certain circumstances, the ultimate outcome of exposures and risks involves significant uncertainties which render them inestimable.  If actual outcomes differ materially from these estimates, including those that cannot be quantified, they could have a material impact on our results of operations, as we experienced in the fourth quarter of fiscal 2006 (see “Results of Operations, Fiscal 2007 as Compared with Fiscal 2006 – Provision for Income Taxes”).

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

Quantitative Analysis

During the three-year period ended June 30, 2008 there have not been material changes in the assumptions underlying these critical accounting policies, nor to the related significant estimates.  With the exception of our tax settlement with the Internal Revenue Service in the fourth quarter of fiscal 2006, which finalized the ultimate liability for exposures which were previously inestimable, the results of our business underlying these assumptions have not differed significantly from our expectations.

While we believe that the estimates that we have made are proper and the related results of operations for the period are presented fairly in all material respects, other assumptions could reasonably be justified that would change the amount of reported net sales, cost of sales, operating expenses or our provision for income taxes as they relate to the provisions for anticipated sales returns, allowance for doubtful accounts, inventory obsolescence reserve and income taxes.  For fiscal 2008, had these estimates been changed simultaneously by 2.5% in either direction, our reported gross profit would have increased or decreased by approximately $5.2 million, operating expenses would have changed by approximately $0.7 million and the provision for income taxes would have increased or decreased by approximately $1.7 million.  The collective impact of these changes on operating income, net earnings and net earnings per diluted common share would be an increase or decrease of approximately $5.9 million, $7.6 million and $.04, respectively.

RESULTS OF OPERATIONS

Overview

We manufacture, market and sell skin care, makeup, fragrance and hair care products which are distributed in over 140 countries and territories.  We believe that the best way to increase stockholder value is to provide our customers and consumers with the products and services that they have come to expect from us in the most efficient and profitable manner.  With this goal in mind, we have developed a long-term strategy based on the following five imperatives:

1.               Optimize brand portfolio

2.               Strengthen product categories

3.               Strengthen and expand geographic presence

4.               Diversify and strengthen distribution channels

5.               Achieve operational and cost excellence

In fiscal 2008, we continued to find ways to strengthen our core brands and product categories, maximize high-growth brands, and incubate and develop next generation brands.  Net sales from Estée Lauder and Clinique grew on a global basis, fueled by strong demand outside of the United States where these brands generated approximately two-thirds of their net sales.  We took measures to improve our business at the point of sale by investing in new modular display and tester units for the Estée Lauder brand at all North American department store locations and increased our focus to improve the service provided by Estée Lauder Beauty Advisors.  Our Clinique brand sponsored a program to improve the consumer experience at U.S. and international department stores.  Our faster growing M•A•C, Bobbi Brown, La Mer and Jo Malone brands continued to increase their net sales in all of our geographic regions.  The recent launch of Sean John Unforgivable Woman generated significant incremental net sales to our fragrance product category.

In July 2007, we acquired Ojon Corporation, a privately held hair care and skin care company based in Canada that sells its products primarily through direct response television (“DRTV”) and specialty stores.  We also recently announced that we purchased a minority interest in a privately held company that manufactures, markets and sells beauty products in India under the Forest Essentials brand.

This past year we continued to build on our strength in research and development.  For example, we further improved the Estée Lauder Re-Nutriv product line with the introduction of Re-Nutriv Ultimate Youth Crème.  Clinique launched a “dermatologist-certified” line called Redness Solutions to reduce the appearance of skin redness.  Origins recently launched Origins Organics, the first full line of skin, body and hair care products to be certified under the USDA National Organic Program.

Again in fiscal 2008, the majority of our net sales came from outside the United States.  We generated growth in sales and profits in our travel retail business, including accelerated growth from downtown locations in Asian cities, border stores in Latin America and shops on cruise ships.  We continued to increase our presence in China and Russia and recently established affiliates in the Middle East and India.  In an effort to improve the return on our media investment abroad, we consolidated the work of several media agencies into one by selecting M2M, a media company of Omnicom Media Group, to be our media agency in eight European and four Asian/Pacific countries.  By doing so, we anticipate integrating traditional media and expanding the use of Internet and digital advertising in these areas.

In alternative distribution channels, we continued to grow our online business in the United States, where we sell products from 15 of our brands on Company-owned websites.  With the recent expansion of our online business into Korea, we now sell products on our own e-commerce sites in five foreign countries.  In fiscal 2008, we also expanded our presence in the DRTV distribution channel, most significantly with the acquisition of Ojon in July 2007.  In the United States, Clinique debuted on QVC, where Bobbi Brown, Origins and Ojon currently have regular shows.  BeautyBank created Eyes by Design, a brand which is currently being sold exclusively on HSN.  Internationally, Ojon debuted on QVC in Germany while Bobbi Brown and Prescriptives aired on QVC in the United Kingdom.  Origins and Good SkinTM have also had shows on DRTV in Korea.

As part of our international pharmacy channel business initiative, several distributor markets for Darphin products will now be serviced by our own affiliates and Origins opened more than 20 new pharmacies in France.  Tri-Aktiline by Good SkinTM launched in over 500 Sephora doors throughout Europe and exclusively in Cosmed’s 250 pharmacies in Taiwan, our first entry in Taiwan’s pharmacy channel.  In January 2008, we formed a strategic collaboration with Allergan, Inc., a global medical aesthetics company, to develop a Clinique-branded skin care line, Clinique Medical, to be sold exclusively through physicians’ offices in the United States.

We continued to make progress on our Strategic Modernization Initiative (“SMI”).  During fiscal 2008, Demand Planning for select business units began using SAP software, a critical part of SMI.  We anticipate SMI implementation will continue at additional primary locations in fiscal 2009, with the majority of our business to be implemented through fiscal 2012.

Despite the rise in energy and raw material prices in the current year, we were able to maintain our overall cost of sales margin through other efficiencies achieved from our ongoing savings initiatives.  We also opened a new distribution center in Singapore to improve service levels in the fast-growing Asia/Pacific region.  In December 2007, we entered into agreements to ensure that the equivalent of all electricity utilized by our Global Operations division is generated from green sources.  We now rank 22nd on the EPA’s list of leading Fortune 500 companies in alternative power usage.

During fiscal 2008, we also faced challenges, many of which we expect to be ongoing in fiscal 2009.  We believe that economic uncertainty in the United States has affected our business, particularly in the department store channel.  We continue to see softness in the United States, including the impact of the consolidation and changes taking place among retailers.  In addition, the fragrance category continues to be highly competitive.  These challenges have been mitigated through sales in alternative channels, such as freestanding retail stores, internet distribution, self-select distribution and DRTV.  Efforts to expand geographically are complicated by increasing regulatory issues and cultural barriers.

As we continue to implement our strategic imperatives, we expect to make selective investments, embark on new business endeavors, and pursue initiatives that we believe will have long-term benefits.  The timing, impact and magnitude of any particular actions, such as an acquisition to strengthen our product categories and/or diversify our distribution channels, are subject to numerous factors and one-time charges that cannot be predicted.

The following table is a comparative summary of operating results from continuing operations for fiscal 2008, 2007 and 2006 and reflects the basis of presentation described in Note 2 and Note 21 to the Notes to Consolidated Financial Statements for all periods presented.  Products and services that do not meet our definition of skin care, makeup, fragrance and hair care have been included in the “other” category.

	Year Ended June 30
	2008	2007	2006
	(In millions)
NET SALES
By Region:
The Americas	$3,711.5	$3,560.9	$3,446.4
Europe, the Middle East & Africa	3,006.7	2,493.4	2,147.7
Asia/Pacific	1,192.6	983.2	869.7
	$7,910.8	$7,037.5	$6,463.8

By Product Category:
Skin Care	$2,996.8	$2,601.0	$2,400.8
Makeup	3,000.4	2,712.7	2,504.2
Fragrance	1,432.0	1,308.6	1,213.3
Hair Care	427.1	377.1	318.7
Other	54.5	38.1	26.8
	$7,910.8	$7,037.5	$6,463.8

OPERATING INCOME
By Region:
The Americas	$228.3	$336.4	$344.1
Europe, the Middle East & Africa	433.1	321.4	297.5
Asia/Pacific	149.7	93.2	70.1
Special charges related to cost savings initiative *	(0.4)	(1.1)	(92.1)
	$810.7	$749.9	$619.6

By Product Category:
Skin Care	$405.6	$341.5	$346.4
Makeup	359.4	339.3	329.4
Fragrance	36.2	28.1	7.7
Hair Care	11.5	42.5	26.5
Other	(1.6)	(0.4)	1.7
Special charges related to cost savings initiative *	(0.4)	(1.1)	(92.1)
	$810.7	$749.9	$619.6

* Refer to the discussion in Note 8 to the Notes to Consolidated Financial Statements.

The following table presents certain consolidated earnings data as a percentage of net sales:

	Year Ended June 30
	2008	2007	2006

Net sales	100.0%	100.0%	100.0%
Cost of sales	25.2	25.2	26.1
Gross profit	74.8	74.8	73.9

Operating expenses:
Selling, general and administrative	64.5	64.1	62.9
Special charges related to cost savings initiative	—	—	1.4
	64.5	64.1	64.3

Operating income	10.3	10.7	9.6
Interest expense, net	0.9	0.6	0.4

Earnings before income taxes, minority interest and discontinued
operations	9.4	10.1	9.2
Provision for income taxes	3.3	3.6	4.0
Minority interest, net of tax	(0.1)	(0.1)	(0.2)

Net earnings from continuing operations	6.0	6.4	5.0
Discontinued operations, net of tax	—	—	(1.2)
Net earnings	6.0%	6.4%	3.8%

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

Fiscal 2008 as Compared with Fiscal 2007

NET SALES

Net sales increased 12%, or $873.3 million, to $7,910.8 million, reflecting net sales growth in all of our product categories within each geographic region.  Skin care, makeup and fragrance net sales increases were led by Europe, the Middle East and Africa while most of the net sales increase in hair care was achieved in the Americas.  The increase in net sales reflected our efforts to capitalize on growth opportunities internationally.  Excluding the impact of foreign currency translation, net sales increased 8%.

Product Categories

Skin Care

Net sales of skin care products increased 15%, or $395.8 million, to $2,996.8 million.  This growth reflected the recent launches of Idealist Pore Minimizing Skin Refinisher, Cyber White EX and Hydra Bright Skin Tone Perfecting Moisturizers from Estée Lauder.  Also contributing to the growth were the recent launches of products in the Acne Solutions Clear Skin System, Redness Solutions and Even Better Skin Tone Corrector from Clinique as well as The Eye Concentrate and The Moisturizing Gel Cream from La Mer.  Collectively, these new products resulted in incremental sales of approximately $215 million.  Net sales increases from Re-Nutriv and Resilience Lift Extreme Ultra Firming products from Estée Lauder, products in Clinique’s 3-Step Skin Care System and Repairwear line, and Tri-AktilineTM Instant Deep Wrinkle Filler from Good SkinTM totaled approximately $80 million.  These improvements were partially offset by approximately $55 million of lower sales from certain other existing Idealist products and Perfectionist products from Estée Lauder.  Net sales of other new and existing products also significantly contributed to the growth.  Excluding the impact of foreign currency translation, skin care net sales increased 10%.

Makeup

Makeup net sales increased 11%, or $287.7 million, to $3,000.4 million reflecting growth from our makeup artist brands of approximately $194 million.  Also contributing to the growth were incremental sales from the recent launches of Estée Lauder Signature Hydra Lustre Lipstick, Double Wear Zero Smudge Mascara and Eyeliner from Estée Lauder, Supermoisture Makeup and Superbalm Moisturizing Gloss from Clinique, as well as higher sales of Double Wear Stay-In-Place Makeup from Estée Lauder of approximately $97 million, combined.  Partially offsetting these increases were lower sales of approximately $30 million of Pure Color Eyeshadow and High Gloss from Estée Lauder and Colour Surge Lipstick from Clinique.  Excluding the impact of foreign currency translation, makeup net sales increased 7%.

Fragrance

Net sales of fragrance products increased 9%, or $123.4 million, to $1,432.0 million.  The recent launches of Sean John Unforgivable Woman, Dreaming Tommy Hilfiger, Estée Lauder Pure White Linen Light Breeze, Estée Lauder pleasures delight and DKNY Delicious Night collectively contributed approximately $95 million to the growth in the category.  Higher sales of approximately $62 million of DKNY Be Delicious, Jo Malone and Tom Ford fragrances also contributed to the increase.  Lower sales of approximately $53 million of Tommy Girl by Tommy Hilfiger, DKNY Red Delicious Women and DKNY Be Delicious Men partially offset the growth in this product category.  While current year sales levels compared favorably to the prior year, we anticipate continued challenges in this product category in the United States.  Excluding the impact of foreign currency translation, fragrance net sales increased 5%.

Hair Care

Hair care net sales increased 13%, or $50.0 million, to $427.1 million, primarily due to the inclusion of the Ojon brand which was acquired at the end of July 2007, as well as growth from Aveda and Bumble and bumble.  Aveda net sales increases benefited from the recent launches of Smooth Infusion and Aveda Men Pure-Formance products, as well as the recent acquisition of an independent distributor.  Bumble and bumble net sales benefited from new points of distribution and increases from its hotel amenities program, which concluded in the third quarter.  Excluding the impact of foreign currency translation, hair care net sales increased 11%.

Geographic Regions

Net sales in the Americas increased 4%, or $150.6 million, to $3,711.5 million, primarily reflecting net sales growth in Canada and Latin America, as well as the addition of the Ojon brand, of approximately $98 million, combined.  Additional net sales increases of approximately $65 million were attributable to our designer fragrances business and our makeup artist and hair care brands in the United States.  Partially offsetting this growth was approximately $37 million related to weaknesses in certain of our core brands in the United States as a result of competitive pressures and challenges in the department store channel.  We believe that economic uncertainty in the United States has affected our business, particularly in the department store channel.  These challenges have been mitigated through sales in alternative channels, such as freestanding retail stores, internet distribution, self-select distribution and direct-response television.  Excluding the impact of foreign currency translation, net sales in the Americas increased 3%.

All countries in Europe, the Middle East & Africa experienced net sales growth, which contributed to the increase in net sales of 21%, or $513.3 million, to $3,006.7 million, although net sales growth rates slowed in certain key countries.  This growth was led by our travel retail business and the United Kingdom, as well as in Russia, which benefited from our expansion in this emerging market.  The results in this region were inclusive of an exchange rate benefit due to the weakening of the U.S. dollar of approximately $206 million.  Excluding the impact of foreign currency translation, net sales in Europe, the Middle East & Africa increased 12%.

Net sales in Asia/Pacific increased 21%, or $209.4 million, to $1,192.6 million, reflecting growth from all countries in the region.  This increase reflected higher net sales of approximately $172 million in China, Japan, Hong Kong, Australia and Korea.  The results in this region were inclusive of an exchange rate benefit due to the weakening of the U.S. dollar of approximately $66 million.  Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 15%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales was 25.2%, which is the same as the prior year.  Cost of sales as a percentage of net sales reflected a decrease in the level and timing of promotional activities of approximately 20 basis points and a positive effect of exchange rates of approximately 10 basis points.  Offsetting these improvements was an unfavorable change in the mix of our business, an increase in obsolescence charges, and employee-related charges designed to streamline certain business activities and achieve future cost savings of approximately 10 basis points, each.

Despite the rise in energy and raw material prices in the current year, we were able to maintain our overall cost of goods margin through other efficiencies achieved from ongoing savings initiatives.  While sustained energy and raw material price increases could result in higher costs, we believe that this will not have a material adverse effect on our cost of sales margin in the near future.

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

OPERATING EXPENSES

Operating expenses increased to 64.5% of net sales as compared with 64.1% of net sales in the prior year.  The increase in operating expenses and operating expense margin reflected higher costs of global information technology systems and infrastructure of approximately 30 basis points.  An additional 20 basis points resulted from an increase in valuation reserves reflecting the diminishing likelihood of realizing value from a promissory note and convertible preferred stock received in connection with the divestiture of Stila in fiscal 2006.  We also recorded an increase in intangible asset amortization resulting from recent strategic acquisitions, as well as employee-related charges designed to streamline certain business activities and achieve future cost savings, of approximately 10 basis points each.  Operating expense margin in the prior year was adversely impacted by charges related to our pharmacy channel of approximately 40 basis points.

Changes in advertising, merchandising and sampling spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

OPERATING RESULTS

Operating income increased 8%, or $60.8 million, to $810.7 million as compared with the prior year.  Operating margin declined to 10.3% of net sales as compared with 10.7% in the prior year, reflecting our constant cost of sales margin and the increase in our operating expense margin, as previously discussed.

Product Categories

Fragrance operating income increased 29%, or $8.1 million, to $36.2 million, reflecting profitable international growth, partially offset by increased spending in support of designer fragrance products initiatives.  Skin care operating income increased 19%, or $64.1 million, to $405.6 million, primarily reflecting improved international results from certain of our core brands and net sales growth from La Mer products and Tri-AktilineTM Instant Deep Wrinkle Filler from Good SkinTM.  In addition, the prior year results in this category reflected organizational costs of approximately $30 million, primarily related to our pharmacy channel in Europe.  Makeup operating income increased 6%, or $20.1 million, to $359.4 million, primarily reflecting improved results internationally.  These improvements were partially offset by lower results in the United States from certain of our core brands, the charge on the impairment of Stila-related financial instruments, and costs related to the establishment of new points of distribution for M•A•C.  Hair care operating income declined 73%, or $31.0 million, to $11.5 million, primarily reflecting costs related to the acquisition and integration of Ojon to position the brand for future growth.  The results in this category also reflected an increase in intangible asset amortization resulting from recent strategic acquisitions as well as costs related to the establishment of new points of distribution.

Geographic Regions

Operating income in the Americas declined 32%, or $108.1 million, to $228.3 million, primarily reflecting a difficult retail environment in which our core brands faced challenges in the department store channel.  We also experienced significant pressure on the profitability of our hair care business as discussed above.  At the same time, we continued to invest in our global information technology systems and infrastructure.  In addition, we established new points of distribution for existing brands, incurred costs to streamline certain business activities to generate future efficiencies and incurred a charge on the impairment of Stila-related financial instruments, as discussed above.

In Europe, the Middle East & Africa, operating income increased 35%, or $111.7 million, to $433.1 million primarily due to higher results of approximately $71 million in our travel retail business, the United Kingdom, Italy, the Balkans and Spain.  Partially offsetting these increases were lower results in Russia and India of approximately $6 million, reflecting spending to support our expansion in these emerging markets.  The overall operating results in this region were adversely impacted in the prior year by the pharmacy channel charges discussed above.

In Asia/Pacific, operating income increased 61%, or $56.5 million, to $149.7 million.  All of our affiliates in this region experienced an increase in operating income, primarily resulting from net sales growth led by Japan, Hong Kong, China, Australia and Korea, which contributed approximately $43 million, collectively.

INTEREST EXPENSE, NET

Net interest expense was $66.8 million as compared with $38.9 million in the prior year.  This change primarily resulted from higher average debt balances, including an additional $600.0 million of senior notes issued in the fourth quarter of fiscal 2007, partially offset by lower average interest rates.

PROVISION FOR INCOME TAXES

The provision for income taxes represents Federal, foreign, state and local income taxes.  The effective rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses.  Our effective tax rate will change from year to year based on non-recurring and recurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, state and local taxes, tax audit settlements and the interaction of various global tax strategies.  The effective rate for income taxes for the year ended June 30, 2008 was 34.9% as compared with 35.9% in the prior year.  The decrease in the effective income tax rate of 100 basis points resulted primarily from a decrease in state and local income tax expense (240 basis points) partially offset by an increase in the tax effect of our foreign operations (140 basis points).

NET EARNINGS

Net earnings as compared with fiscal 2007 increased 5%, or $24.6 million, to $473.8 million and diluted net earnings per common share improved 11% from $2.16 to $2.40.

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

Product Categories

Skin Care

Net sales of skin care products increased 8%, or $200.2 million, to $2,601.0 million.  Most of this growth was fueled by new product launches which made their most significant impact in our Europe, the Middle East & Africa and Asia/Pacific regions.  The fiscal 2007 launches of Advanced Night Repair Concentrate Recovery Boosting Treatment and Idealist Refinisher from Estée Lauder, and Repairwear Lift Firming Night Cream, Continuous Rescue Antioxidant Moisturizer, All About Eyes Rich and Repairwear Contour Firming Formula from Clinique contributed incremental sales of approximately $95 million, combined.  Net sales increases from our fast-growing La Mer brand, Resilience Lift Extreme Ultra Firming products and other existing Advanced Night Repair products from Estée Lauder, along with products in the Clinique 3-Step Skin Care System and Superdefense from Clinique, totaled approximately $97 million.  These improvements were partially offset by approximately $35 million of lower sales from certain other Resilience Lift products and Perfectionist [CP+] from Estée Lauder.  Excluding the impact of foreign currency translation, skin care net sales increased 6%.

Makeup

Makeup net sales increased 8%, or $208.5 million, to $2,712.7 million, reflecting growth from our makeup artist brands of approximately $191 million.  This increase was supported by new points of distribution and new product launches as well as M·A·C Viva Glam lip products, the proceeds of which are donated to AIDS-related charities.  Higher sales of Double Wear Foundation and the fiscal 2007 launch of Resilience Lift Extreme Ultra Firming Makeup SPF 15 by Estée Lauder contributed approximately $56 million to the growth in this product category.  Lower sales of approximately $35 million of Pure Color Gloss and Individualist Natural Finish Makeup by Estée Lauder, and Repairwear Anti-Aging Makeup SPF 15 by Clinique partially offset this growth.  Excluding the impact of foreign currency translation, makeup net sales increased 6%.

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

Hair Care

Hair care net sales increased 18%, or $58.4 million, to $377.1 million, primarily due to sales growth from Aveda and Bumble and bumble products.  Aveda net sales increases were primarily due to sales of professional color products, the fiscal 2007 launch of Be Curly shampoo and conditioner and the acquisition of an independent distributor.  Bumble and bumble sales benefited from a new hotel amenities program, sales growth in its existing salon distribution and new points of distribution.  Excluding the impact of foreign currency translation, hair care net sales increased 17%.

Geographic Regions

Net sales in the Americas increased 3%, or $114.5 million, to $3,560.9 million.  The increase was led by growth in the United States of approximately $152 million from our makeup artist brands, our hair care business, our internet distribution and the fiscal 2007 launch of the Unforgivable fragrance by Sean John.  Partially offsetting this growth was approximately $90 million related to weaknesses in our core brands as a result of competitive pressures and retailer consolidations.  Net sales growth in Canada, Latin America and Mexico contributed an additional $31 million to the increase.  The fiscal 2006 results reflected an incremental provision of approximately $16 million for returns that were anticipated at that time as a result of then-announced store closings from retailer consolidations.

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

Net sales in Asia/Pacific increased 13%, or $113.5 million, to $983.2 million.  The growth in this region reflected higher net sales of approximately $86 million in Korea, China, Hong Kong and Australia.  These markets benefited from an improved economy across the region while China’s growth in net sales primarily reflected our continued strategic expansion in this country.  We also experienced modest sales growth in Japan, our largest market in this region.  Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 11%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales decreased to 25.2% as compared with 26.1% in fiscal 2006.  Cost of sales as a percentage of net sales reflected a favorable change in the mix of our business of approximately 40 basis points, a decrease in the level and timing of promotional activities of approximately 20 basis points, the effect of exchange rate translation of approximately 20 basis points and a decrease in obsolescence charges of approximately 10 basis points.  Certain of these items reflect savings achieved during fiscal 2007 from our cost savings initiative, which commenced during fiscal 2006.

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

OPERATING EXPENSES

Operating expenses improved to 64.1% of net sales as compared with 64.3% of net sales in fiscal 2006.  During fiscal 2006, we recorded a $92.1 million charge to operating expenses related to the implementation of our cost savings initiative that negatively impacted our operating expense margin by approximately 140 basis points.  Partially offsetting this improvement was an increase of approximately 50 basis points in selling, general and administrative expenses reflecting higher demonstration, field selling and training costs in support of our business.  In fiscal 2007, our operating expense margin was negatively impacted by approximately 40 basis points resulting from expenses related to our pharmacy channel for organizational costs, costs to streamline the distribution of goods, and the impairment of goodwill and other intangible assets.  An increase in costs incurred related to the implementation of SMI and higher stock-based compensation expenses lowered our operating expense margin by approximately 20 additional basis points, combined.  Overall operating expenses reflected savings achieved during fiscal 2007 from our cost savings initiative, which commenced during fiscal 2006.

Changes in advertising, merchandising and sampling spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

OPERATING RESULTS

Due to the growth in net sales and the decreases in our cost of sales and operating expense margins as previously discussed, operating income increased 21%, or $130.3 million, to $749.9 million as compared with fiscal 2006.  Operating margins were 10.7% of net sales as compared with 9.6% in fiscal 2006, which was negatively impacted by 1.4% of net sales as a result of the special charge related to our cost savings initiative.

The following discussions of Operating Results by Product Categories and Geographic Regions exclude the impact of special charges related to our cost savings initiative of $1.1 million and $92.1 million for the fiscal years ended June 30, 2007 and 2006, respectively.  We believe the following analysis of operating results better reflects the manner in which we conduct and view our business.  See Note 21 of Notes to Consolidated Financial Statements.

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

In Europe, the Middle East & Africa, operating income increased 8%, or $23.9 million, to $321.4 million primarily due to higher results of approximately $49 million from our travel retail business, the United Kingdom, Russia and Germany.  Lower results from France partially offset these improvements by approximately $10 million.  The fiscal 2007 operating results in France reflected the rebalancing of inventory levels at certain retailers as well as strategic investment spending behind the field sales force.  During fiscal 2007, the region was negatively impacted by the charges discussed above related to our pharmacy channel, partially offset by modest combined operating income growth from the remaining affiliates in this region.

In Asia/Pacific, operating income increased 33%, or $23.1 million, to $93.2 million.  This increase reflected improved results of approximately $23 million in Hong Kong, China, Australia and Korea.

INTEREST EXPENSE, NET

Net interest expense was $38.9 million as compared with $23.8 million in fiscal 2006.  This change primarily resulted from higher average debt balances, primarily associated with the funding of our accelerated share repurchase program, and higher average interest rates.  Also contributing to the increase was reduced interest income generated from lower average investment balances internationally, partially offset by higher average investment rates.  These increases were partially offset by the capitalization of interest expense on internally developed software in connection with the upgrade of our information systems.

PROVISION FOR INCOME TAXES

The provision for income taxes represents Federal, foreign, state and local income taxes.  The effective rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses.  Our effective tax rate will change from year to year based on non-recurring and recurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, state and local taxes, tax audit settlements and the interaction of various global tax strategies.  The effective rate for income taxes for the year ended June 30, 2007 was 35.9% as compared with 43.6% in fiscal 2006.  The decrease in the effective income tax rate was primarily attributable to the fiscal 2006 effect of the IRS tax settlement of approximately 770 basis points.

DISCONTINUED OPERATIONS

On September 30, 2005, we committed to a plan to sell and on April 10, 2006, we completed the sale of certain assets and operations of our reporting unit that marketed and sold Stila brand products.  For the fiscal year ended June 30, 2007, $0.5 million, net of tax, of operating income was reflected as discontinued operations, reflecting the conclusion of transitional distribution services provided to the purchaser.  The fiscal 2006 charge of $80.3 million, net of tax, reflected the then-anticipated loss on the sale of the business of $69.9 million, net of tax, and the operating loss of $10.4 million, net of tax.

NET EARNINGS

Net earnings as compared with fiscal 2006 increased $205.0 million to $449.2 million and diluted net earnings per common share improved 93% from $1.12 to $2.16.  Net earnings from continuing operations as compared with fiscal 2006 increased by $124.2 million, or 38%, to $448.7 million and diluted net earnings per common share from continuing operations increased 45% from $1.49 to $2.16.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad.  At June 30, 2008, we had cash and cash equivalents of $401.7 million compared with $253.7 million at June 30, 2007.

At June 30, 2008, our outstanding borrowings were as follows:

	Long-term Debt	Short-term Debt	Total Debt
	(In millions)

6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (1)	$296.2	$—	$296.2
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”) (2)	197.5	—	197.5
5.55% Senior Notes, due May 15, 2017 (“2017 Senior Notes”) (3)	310.4	—	310.4
6.00% Senior Notes, due January 15, 2012 (“2012 Senior Notes”) (4)	242.0	—	242.0
$13.5 million promissory note due August 31, 2012 (5)	15.7	—	15.7
$7.0 million promissory note due July 31, 2009 (6)	7.4	—	7.4
Commercial paper maturing through July 2008 (2.24% average interest rate)	—	83.9	83.9
Turkish lira overdraft facility	—	13.1	13.1
Other borrowings	9.0	21.7	30.7
	$1,078.2	$118.7	$1,196.9

(1)	Consists of $300.0 million principal and unamortized debt discount of $3.8 million.
(2)	Consists of $200.0 million principal and unamortized debt discount of $2.5 million.
(3)	Consists of $300.0 million principal, unamortized debt discount of $0.4 million and a $10.8 million adjustment to reflect the fair value of outstanding interest rate swaps.
(4)

Consists of $250.0 million principal, unamortized debt discount of $0.4 million and a $7.6 million adjustment to reflect the remaining termination value of an interest rate swap that is being amortized to interest expense over the life of the debt.

(5)	Consists of $13.5 million face value and unamortized premium of $2.2 million.
(6)	Consists of $7.0 million face value and unamortized premium of $0.4 million.

We have a $750.0 million commercial paper program under which we may issue commercial paper in the United States.  Our commercial paper is currently rated A-1 by Standard & Poor’s and P-1 by Moody’s.  Our long-term credit ratings are A with a stable outlook by Standard & Poor’s and A2 with a stable outlook by Moody’s.  At June 30, 2008, we had $83.9 million of commercial paper outstanding, which we may refinance on a periodic basis as it matures at then-prevailing market interest rates.  We also have $209.9 million in additional uncommitted credit facilities, of which $28.5 million was used as of June 30, 2008.

We have an undrawn $750.0 million senior unsecured revolving credit facility that expires on April 26, 2012.  This facility may be used primarily to provide credit support for our commercial paper program, to repurchase shares of our common stock and for general corporate purposes.  Up to the equivalent of $250 million of the credit facility is available for multi-currency loans.  The interest rate on borrowings under the credit facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or ½% plus the Federal funds rate.  We incurred costs of approximately $0.3 million to establish the facility which will be amortized over the term of the facility.  The credit facility has an annual fee of $0.4 million, payable quarterly, based on our current credit ratings.  As of June 30, 2008, we were in compliance with all related financial and other restrictive covenants, including limitations on indebtedness and liens.

In July 2007, we acquired Ojon Corporation.  As part of the purchase price, we issued (i) a promissory note due July 31, 2009 with a notional value of $7.0 million (present value of $7.4 million at June 30, 2008), bearing interest at 10.00% due at maturity and (ii) a promissory note due August 31, 2012 with a notional amount of $13.5 million (present value of $15.7 million at June 30, 2008), bearing interest at 10.00% payable annually on July 31.  The notes due in 2009 and 2012 were recorded in the accompanying consolidated balance sheet at present value using effective rates of 5.11% and 5.42%, respectively.

We have a fixed rate promissory note agreement with a financial institution pursuant to which we may borrow up to $150.0 million in the form of loan participation notes through one of our subsidiaries in Europe.  The interest rate on borrowings under this agreement is at an all-in fixed rate determined by the lender and agreed to by us at the date of each borrowing.  At June 30, 2008, no borrowings were outstanding under this agreement.  Debt issuance costs incurred related to this agreement were de minimis.

We have an overdraft borrowing agreement with a financial institution pursuant to which our subsidiary in Turkey may be credited to satisfy outstanding negative daily balances arising from its business operations.  The total balance outstanding at any time shall not exceed 20.0 million Turkish lira.  The interest rate applicable to each such credit shall be 40 basis points per annum above the spot rate charged by the lender or the lender’s floating call rate agreed to by us at each borrowing.  There were no debt issuance costs incurred related to this agreement.  The outstanding balance at June 30, 2008 ($13.1 million at the exchange rate at June 30, 2008) is classified as short-term debt in our consolidated balance sheet.  Subsequent to June 30, 2008, this facility was increased to 30.0 million Turkish lira and the interest rate spread on borrowings was increased to 55 basis points per annum.

We have a 3.0 billion yen revolving credit facility that expires on March 24, 2009.  The interest rate on borrowings under the credit facility is based on TIBOR (Tokyo Interbank Offered Rate) and a 10 basis point facility fee is incurred on the undrawn balance.  At June 30, 2008, no borrowings were outstanding under this facility.

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

Total debt as a percent of total capitalization was 42% at June 30, 2008 and 48% at June 30, 2007.

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

Cash Flows

Net cash provided by operating activities was $690.1 million, $661.6 million and $709.8 million in fiscal 2008, 2007 and 2006, respectively.  The increase in fiscal 2008 as compared with fiscal 2007 primarily reflected a higher level of cash generated from net earnings before non-cash items such as depreciation, amortization and stock-based compensation.  Approximately $91 million of the change in deferred income taxes was offset by a correlative change in noncurrent accrued income taxes reflecting the balance sheet presentation of unrecognized tax benefits (see Note 9 of Notes to Consolidated Financial Statements for further discussion).  These changes were partially offset by the timing and level of payments on trade payables in North America and higher accounts receivable levels, primarily reflecting the continuing significant sales growth from our international operations, which carry longer customer payment terms.

The net decrease in operating cash flows from fiscal 2006 to fiscal 2007 reflected higher domestic and international inventory levels primarily driven by growth in new and emerging international markets, increased regulatory requirements and the building of safety stock for the implementation of SAP as part of our Strategic Modernization Initiative at our Aveda manufacturing facility.  In addition, the decrease in operating cash flows reflected higher accounts receivable balances, primarily related to significant sales growth from our international operations.  Cash flows were also impacted by cash payments made during fiscal 2007 related to our fiscal 2006 cost savings initiative.  Partially offsetting the decrease was an improvement in cash generated from net earnings from continuing operations.

Net cash used for investing activities was $478.5 million, $373.8 million and $303.2 million in fiscal 2008, 2007 and 2006.  The increase during fiscal 2008 primarily reflected cash payments related to the acquisition of Ojon Corporation and the exclusive rights to sell and distribute Ojon products worldwide, and to a lesser extent, the acquisition of an Aveda distributor.  Capital expenditures also increased from the prior year reflecting incremental spending for counters and the higher costs of technology related to our continuing company-wide initiative to upgrade our information systems.  The increase in cash flows used for investing activities from fiscal 2006 to fiscal 2007 primarily reflected capital expenditures, which reflected our company-wide initiative to upgrade our information systems, as well as store improvements and counter construction.  Fiscal 2007 investing activities also reflected the purchase of the remaining equity interest in Bumble and Bumble Products, LLC and Bumble and Bumble, LLC, as well as the acquisition of businesses engaged in the wholesale distribution and retail sale of our products in the United States and other countries.

Cash used for financing activities was $78.1 million, $411.6 million and $594.6 million in fiscal 2008, 2007 and 2006, respectively.  The fiscal 2008 improvement in cash used for financing activities primarily reflected higher treasury stock repurchases in the prior year, which were partially funded by the issuance of long-term debt.  Also contributing to the change in net cash used for financing activities was an increase in outstanding commercial paper, partially offset by lower cash inflows from stock option exercises.  The improvement in cash flows used for financing activities from fiscal 2006 to fiscal 2007 reflected a net increase in short-term and long-term borrowings and an increase in proceeds from employee stock transactions, partially offset by increases in treasury stock repurchases and an increase in dividends paid to stockholders.

Dividends

On November 9, 2007, the Board of Directors declared an annual dividend of $.55 per share on our Class A and Class B Common Stock, of which an aggregate of $106.6 million was paid on December 27, 2007 to stockholders of record at the close of business on December 7, 2007.  The annual common stock dividend declared during fiscal 2007 was $.50 per share, of which an aggregate of $103.6 million was paid on December 27, 2006 to stockholders of record at the close of business on December 8, 2006.

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

For fiscal 2008 and 2007, there was no minimum contribution to the U.S. Qualified Plan required by ERISA.  During the first quarter of fiscal 2007, the Pension Protection Act of 2006 was adopted into law in the United States.  Certain provisions of this law changed the calculation related to the maximum contribution amount deductible for income tax purposes.  As a result of these provisions, we made discretionary contributions totaling $25.0 million and $20.0 million to the U.S. Qualified Plan during fiscal 2008 and 2007, respectively.  During fiscal 2009, we expect to make cash contributions totaling approximately $15 million to the U.S. Qualified Plan.

For fiscal 2008 and 2007, we made benefit payments under our non-qualified domestic noncontributory pension plan of $7.7 million and $5.3 million, respectively.  We expect to make benefit payments under this plan during fiscal 2009 of approximately $7 million.  For fiscal 2008 and 2007, we made cash contributions to our international defined benefit pension plans of $35.3 million and $24.0 million, respectively.  We expect to make contributions under these plans during fiscal 2009 of approximately $46 million.

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

For additional contingencies, refer to “Item 3. Legal Proceedings.”

Contractual Obligations

The following table summarizes scheduled maturities of our contractual obligations for which cash flows are fixed and determinable as of June 30, 2008:

		Payments Due in Fiscal
	Total	2009	2010	2011	2012	2013	Thereafter
	(In millions)

Debt service (1)	$2,192.2	$176.6	$70.4	$61.1	$309.8	$56.8	$1,517.5
Operating lease commitments	1,338.5	200.8	180.9	156.0	132.6	119.3	548.9
Unconditional purchase obligations (2)	2,081.2	1,157.0	228.4	191.3	158.4	150.0	196.1
Gross unrecognized tax benefits and interest – current (3)	75.7	75.7	—	—	—	—	—
Total contractual obligations	$5,687.6	$1,610.1	$479.7	$408.4	$600.8	$326.1	$2,262.5

(1)        Includes long-term and short-term debt and the related projected interest costs, and to a lesser extent, capital lease commitments.  Interest costs on long-term and short-term debt are projected to be $57.6 million in fiscal 2009, $58.8 million in fiscal 2010, $57.4 million in each of the years from fiscal 2011 through fiscal 2012, $42.5 million in fiscal 2013 and $713.8 million thereafter.  Projected interest costs on variable rate instruments were calculated using market rates at June 30, 2008.  Refer to Note 11 of Notes to Consolidated Financial Statements.

(2)        Unconditional purchase obligations primarily include inventory commitments, estimated future earn-out payments, estimated royalty payments pursuant to license agreements, advertising commitments, capital improvement commitments, planned funding of pension and other post-retirement benefit obligations, commitments pursuant to executive compensation arrangements and obligations related to our cost savings initiative.  Future earn-out payments and future royalty and advertising commitments were estimated based on planned future sales for the term that was in effect at June 30, 2008, without consideration for potential renewal periods.

(3)        Refer to Note 9 of Notes to Consolidated Financial Statements for information regarding unrecognized tax benefits.  During the fourth quarter of fiscal 2008, we made a cash payment of $35.0 million to the U.S. Treasury as an advance deposit, which is not reflected as a reduction to the $75.7 million.  As of June 30, 2008, the noncurrent portion of our unrecognized tax benefits, including related accrued interest and penalties was $177.3 million.  At this time, the settlement period for the noncurrent portion of the unrecognized tax benefits, including related accrued interest and penalties, cannot be determined and therefore was not included.

Derivative Financial Instruments and Hedging Activities

We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments.  We primarily enter into foreign currency forward and option contracts to reduce the effects of fluctuating foreign currency exchange rates.  We also enter into interest rate derivative contracts to manage the effects of fluctuating interest rates.  We categorize these instruments as entered into for purposes other than trading.

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

Foreign Exchange Risk Management

We enter into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with our identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on our costs and on the cash flows that we receive from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries and are with large financial institutions rated as strong investment grade by a major rating agency.  We also enter into foreign currency option contracts to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The foreign currency forward and option contracts entered into to hedge anticipated transactions have been designated as cash-flow hedges.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology.  The ineffective portion of both foreign currency forward and option contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses accumulated in other comprehensive income are reclassified to current-period earnings.  As of June 30, 2008, these cash-flow hedges were highly effective, in all material respects.

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

At June 30, 2008, we had foreign currency forward contracts and option contracts in the amount of $1,229.0 million and $64.9 million, respectively.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the Euro ($221.6 million), British pound ($220.7 million), Swiss franc ($206.5 million), Canadian dollar ($130.0 million), Australian dollar ($91.8 million), Russian ruble ($71.9 million) and Japanese yen ($64.4 million).  The foreign currencies included in foreign currency option contracts (notional value stated in U.S. dollars) are principally the Canadian dollar ($36.8 million) and the South Korean won ($23.1 million).

Interest Rate Risk Management

We enter into interest rate derivative contracts to manage the exposure to fluctuations of interest rates on our funded indebtedness and anticipated issuance of debt for periods consistent with the identified exposures.  All interest rate derivative contracts are with large financial institutions rated as strong investment grade by a major rating agency.

We have interest rate swap agreements, with a notional amount totaling $250.0 million, to effectively convert the fixed rate interest on our 2017 Senior Notes to variable interest rates based on six-month LIBOR.  The interest rate swaps were designated as fair-value hedges.  As of June 30, 2008, these fair-value hedges were highly effective, in all material respects.

Market Risk

We use a value-at-risk model to assess the market risk of our derivative financial instruments.  Value-at-risk represents the potential losses for an instrument or portfolio from adverse changes in market factors for a specified time period and confidence level.  We estimate value-at-risk across all of our derivative financial instruments using a model with historical volatilities and correlations calculated over the past 250-day period.  The measured value-at-risk, calculated as an average, for the twelve months ended June 30, 2008 related to our foreign exchange contracts and our interest rate contracts was $11.3 million and $20.0 million, respectively.  The model estimates were made assuming normal market conditions and a 95 percent confidence level.  We used a statistical simulation model that valued our derivative financial instruments against one thousand randomly generated market price paths.

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

In February 2008, the FASB issued FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.”  This FSP amends SFAS No. 157 to exclude certain leasing transactions accounted for under previously existing accounting guidance.  However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination, regardless of whether those assets and liabilities are related to leases.

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

In December 2007, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 07-1, “Collaborative Arrangements,” (“EITF No. 07-1”).  This EITF addresses accounting for collaborative arrangement activities that are conducted without the creation of a separate legal entity for the arrangement.  Revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net by the collaborators pursuant to the guidance in EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and other applicable accounting literature.  Payments to or from collaborators should be presented in the income statement based on the nature of the arrangement, the nature of the company’s business and whether the payments are within the scope of other accounting literature.  Other detailed information related to the collaborative arrangement is also required to be disclosed.  The requirements under this EITF must be applied to collaborative arrangements in existence at the beginning of our fiscal 2010 using a modified version of retrospective application.  We are currently evaluating the impact the provisions of EITF No. 07-1 will have on our consolidated financial statements.

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP.  Early application of this FSP is prohibited.  We do not issue share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents.

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

(15) our ability to capitalize on opportunities for improved efficiency, such as publicly-announced cost-savings initiatives, and to integrate acquired businesses and realize value therefrom;

(16) consequences attributable to the events that are currently taking place in the Middle East, including terrorist attacks, retaliation and the threat of further attacks or retaliation;

(17) the timing and impact of acquisitions and divestitures, which depend on willing sellers and buyers, respectively; and

(18) additional factors as described in our filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2008 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

As part of our Strategic Modernization Initiative, we anticipate the continued migration of our operations to SAP, with the majority of our business being implemented through fiscal 2012.  Based on management’s evaluation, the necessary steps have been taken to monitor and maintain appropriate internal control over financial reporting during this period.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting and the report of independent registered public accounting firm on our internal control over financial reporting are incorporated herein from pages F-2 and F-3, respectively.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors,  Executive Officers and Corporate Governance.

The information required by this Item, not already provided herein under “Item 1. Business – Executive Officers,” will be included in our Proxy Statement for the 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”).  The 2008 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2008 and such information is incorporated herein by reference.

Item 11.  Executive Compensation.

The information required by this Item 11 (Executive Compensation) of Form 10-K will be included in the 2008 Proxy Statement.  The 2008 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2008 and such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item, not already provided under “Equity Compensation Plan Information” as set forth below, will be included in the 2008 Proxy Statement.  The 2008 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2008 and such information is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of June 30, 2008 and does not include grants made or cancelled and options exercised after such date.  The securities that may be issued consist solely of shares of our Class A Common Stock and all plans were approved by stockholders of the Company.

Equity Compensation Plan Information as of June 30, 2008

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(a)	21,540,776(b)	$42.53(c)	7,184,360(d)

(a)                                            Includes the Fiscal 1996 Share Incentive Plan (the “1996 Plan”), Fiscal 1999 Share Incentive Plan (the “1999 Plan”), Amended and Restated Fiscal 2002 Share Incentive Plan (the “2002 Plan”) and the Non-Employee Director Share Incentive Plan.

(b)                                           Consists of 20,307,221 shares issuable upon exercise of outstanding options, 813,967 issuable upon conversion of outstanding Restricted Stock Units, 401,525 upon conversion of outstanding Performance Share Units (“PSU”) (assuming maximum payout and approval by the Stock Plan Subcommittee of the Company’s Board of Directors of expected payouts for PSUs vested as of June 30, 2008) and 18,063 upon conversion of Share Units.

(c)                                            Calculated based upon outstanding options in respect of 20,307,221 shares of our Class A Common Stock.

(d)                                           The 1999 Plan and the 2002 Plan are similar omnibus plans.  Each authorizes the Stock Plan Subcommittee of the Board of Directors to grant shares and benefits other than stock options.  As of June 30, 2008, there were 618,186 shares and 6,280,459 shares of Class A Common Stock available for issuance under each plan, respectively (subject to the approval by the Stock Plan Subcommittee of the Company’s Board of Directors of expected payouts for PSUs vested as of June 30, 2008).  Shares underlying grants cancelled or forfeited under the 1999 Plan may be used for grants under the 2002 Plan.  Shares underlying grants cancelled or forfeited under the 1996 Plan may be used for grants under the 1999 Plan or the 2002 Plan.  The Non-Employee Director Share Incentive Plan provides for an annual grant of options and a grant of either options or stock units to non-employee directors.  As of June 30, 2008, there were 285,715 shares available for issuance under the Director Plan.

If all of the outstanding options, warrants, rights, stock units and share units, as well as the securities available for future issuance, included in the first and third columns in the table above were converted to shares of Class A Common Stock as of June 30, 2008, the total shares of Common Stock outstanding (i.e., Class A plus Class B) would increase 15% to 223,632,232.  Of the outstanding options to purchase 20,307,221 shares of Class A Common Stock, options in respect of 14,057,369 shares are exercisable at a price less than $46.45, the closing price on June 30, 2008.  Assuming the exercise of in-the-money options, the total shares outstanding would increase by 7% to 208,964,465.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in the 2008 Proxy Statement.  The 2008 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2008 and such information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item will be included in the 2008 Proxy Statement.  The 2008 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2008 and such information is incorporated herein by reference.

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

3.4	Amended and Restated Bylaws (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on August 21, 2008) (SEC File No. 1-14064).*

4.1

Indenture, dated November 5, 1999, between the Company and State Street Bank and Trust Company, N.A. (filed as Exhibit 4 to Amendment No. 1 to our Registration Statement on Form S-3 (No. 333-85947) on November 5, 1999).*

4.2

Officers’ Certificate, dated January 10, 2002, defining certain terms of the 6% Senior Notes due 2012 (filed as Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2001) (SEC File No.1-14064).*

4.3	Global Note for the 6% Senior Notes due 2012 (filed as Exhibit 4.3 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2001) (SEC File No. 1-14064).*

4.4

Officers’ Certificate, dated September 29, 2003, defining certain terms of the 5.75% Senior Notes due 2033 (filed as Exhibit 4.2 to our Current Report on Form 8-K dated September 29, 2003) (SEC File No. 1-14064).*

4.5	Global Note for 5.75% Senior Notes due 2033 (filed as Exhibit 4.3 to our Current Report on Form 8-K dated September 29, 2003) (SEC File No. 1-14064).*

4.6	Officers’ Certificate, dated May 1, 2007, defining certain terms of the 5.550% Senior Notes due 2017 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated May 1, 2007) (SEC File No. 1-14064).*

4.7	Global Note for 5.550% Senior Notes due 2017 (filed as Exhibit 4.3 to our Current Report on Form 8-K dated May 1, 2007) (SEC File No. 1-14064).*

4.8	Officers’ Certificate, dated May 1, 2007, defining certain terms of the 6.000% Senior Notes due 2037 (filed as Exhibit 4.2 to our Current Report on Form 8-K dated May 1, 2007) (SEC File No. 1-14064).*

4.9	Global Note for 6.000% Senior Notes due 2037 (filed as Exhibit 4.4 to our Current Report on Form 8-K dated May 1, 2007) (SEC File No. 1-14064).*

10.1	Stockholders’ Agreement, dated November 22, 1995 (filed as Exhibit 10.1 to our Annual Report on Form 10-K for the year ended June 30, 2003) (SEC File No. 1-14064).*

10.1a	Amendment No. 1 to Stockholders’ Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1996) (SEC File No. 1-14064).*

10.1b	Amendment No. 2 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1996) (SEC File No. 1-14064).*

10.1c	Amendment No. 3 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997) (SEC File No. 1-14064).*

10.1d	Amendment No. 4 to Stockholders’ Agreement (filed as Exhibit 10.1d to our Annual Report on Form 10-K for the year ended June 30, 2000) (SEC File No. 1-14064).*

10.1e	Amendment No. 5 to Stockholders’ Agreement (filed as Exhibit 10.1e to our Annual Report on Form 10-K for the year ended June 30, 2002) (SEC File No. 1-14064).*

10.1f	Amendment No. 6 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004) (SEC File No. 1-14064).*

10.2	Registration Rights Agreement, dated November 22, 1995 (filed as Exhibit 10.2 to our Annual Report on Form 10-K for the year ended June 30, 2003) (SEC File No. 1-14064).*

10.2a	First Amendment to Registration Rights Agreement (filed as Exhibit 10.3 to our Annual Report on Form 10-K for the year ended June 30, 1996) (SEC File No. 1-14064).*

10.2b	Second Amendment to Registration Rights Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997) (SEC File No. 1-14064).*

10.2c	Third Amendment to Registration Rights Agreement (filed as Exhibit 10.2c to our Annual Report on Form 10-K for the year ended June 30, 2001) (SEC File No. 1-14064).*

10.2d	Fourth Amendment to Registration Rights Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2003) (SEC File No. 1-14064).*

10.3	Fiscal 1999 Share Incentive Plan dated November 5, 1998 (filed as Exhibit 4(c) to our Registration Statement on Form S-8 (No. 333-66851) on November 5, 1998).* †

10.3a	Form of Stock Option Agreement under Fiscal 1999 Share Incentive Plan (filed as Exhibit 10.3b to our Annual Report on Form 10-K for the year ended June 30, 2004) (SEC File No. 1-14064).* †

10.4	The Estee Lauder Companies Retirement Growth Account Plan (filed as Exhibit 10.5 to our Annual Report on Form 10-K for the year ended June 30, 2003) (SEC File No. 1-14064).* †

10.5	The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.6 to our Annual Report on Form 10-K for the year ended June 30, 1999) (SEC File No. 1-14064).* †

10.5a	Amendment to The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.6a to our Annual Report on Form 10-K for the year ended June 30, 2005).* †

10.6	Executive Annual Incentive Plan (filed as Exhibit 10.7 to our Annual Report on Form 10-K for the year ended June 30, 2005).* †

10.7	Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Annual Report on Form 10-K for the year ended June 30, 2001) (SEC File No. 1-14064).* †

10.7a	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8a to our Annual Report on Form 10-K for the year ended June 30, 2002) (SEC File No. 1-14064).* †

10.7b	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.2 to our Current Report on Form 8-K dated November 10, 2005) (SEC File No. 1-14064).* †

10.7c

Option Agreement, dated November 16, 1995, with Leonard A. Lauder (Exhibit B to Mr. Lauder’s 1995 employment agreement) (filed as Exhibit 10.8b to our Annual Report on Form 10-K for the year ended June 30, 2003) (SEC File No. 1-14064).* †

10.8

Option Agreement, dated November 16, 1995, with Ronald S. Lauder (Exhibit B to Mr. Lauder’s 1995 employment agreement) (filed as Exhibit 10.9b to our Annual Report on Form 10-K for the year ended June 30, 2003) (SEC File No. 1-14064).* †

10.9	Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 3, 2007) (SEC File No. 1-14064).* †

10.9a	Amendment to Employment Agreement with William P. Lauder (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 14, 2007) (SEC File No. 1-14064).* †

10.10	Employment Agreement with Daniel J. Brestle (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 17, 2007) (SEC File No. 1-14064).* †

10.10a	Amendment to Employment Agreement with Daniel J. Brestle (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on November 14, 2007) (SEC File No. 1-14064).* †

10.11	Employment Agreement with Patrick Bousquet-Chavanne (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 29, 2007) (SEC File No. 1-14064).* †

10.12	Employment Agreement, as amended, with Fabrizio Freda (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2007) (SEC File No. 1-14064).* †

10.13	Employment Agreement with Richard W. Kunes (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006) (SEC file No. 1-14064).* †

10.14	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (filed as Exhibit 10.14 to our Annual Report on Form 10-K for the year ended June 30, 2001) (SEC File No. 1-14064).* †

10.15	Form of Deferred Compensation Agreement (stock-based) with Outside Directors (filed as Exhibit 10.15 to our Annual Report on Form 10-K for the year ended June 30, 2001) (SEC File No. 1-14064).* †

10.16

The Estée Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended and restated on November 9, 2007) (filed as Exhibit 99.1 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).*†

10.16a

Form of Stock Option Agreement for Annual Stock Option Grants under Non-Employee Director Share Incentive Plan (filed as Exhibit 99.2 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).*†

10.16b

Form of Stock Option Agreement for Elective Stock Option Grants under Non-Employee Director Share Incentive Plan (filed as Exhibit 99.3 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).*†

10.17	The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on September 25, 2007) (SEC File No. 1-14064).* †

10.17a	Form of Stock Option Agreement under Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q dated May 4, 2006) (SEC File No. 1-14064).* †

10.17b

Form of Performance Share Unit Award Agreement Under The Estee Lauder Companies Inc. Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.3 to our Current Report on Form 8-K dated September 26, 2005) (SEC File No. 1-14064).* †

10.17c

Form of Restricted Stock Unit Agreement Under The Estee Lauder Companies Inc. Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.4 to our Current Report on Form 8-K dated September 26, 2005) (SEC File No. 1-14064).* †

10.17d

Form of Performance Share Unit Award Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 25, 2006) (SEC File No. 1-14064).*†

10.17e

Form of Restricted Stock Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 25, 2006) (SEC File No. 1-14064).*†

10.17f

Form of Restricted Stock Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 25, 2006) (SEC File No. 1-14064).*†

10.17g

Form of Stock Option Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on September 25, 2007) (SEC File No. 1-14064).* †

10.17h

Form of Performance Share Unit Award Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.4 to our Current Report on Form 8-K filed on September 25, 2007) (SEC File No. 1-14064).* †

10.17i

Form of Restricted Stock Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.5 to our Current Report on Form 8-K filed on September 25, 2007) (SEC File No. 1-14064).* †

10.17j

Form of Restricted Stock Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.6 to our Current Report on Form 8-K filed on September 25, 2007) (SEC File No. 1-14064).* †

10.18	Summary of Compensation For Non-Employee Directors of the Company (filed as Exhibit 10.1 to our Current Report on Form 8-K dated May 17, 2005) (SEC File No. 1-14064).* †

10.19

$750 Million Credit Agreement, dated April 26, 2007, by and among The Estée Lauder Companies Inc., Estee Lauder Inc., the Eligible Subsidiaries, as defined therein, the lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent (“JPMCB”), Bank of America N.A. and Citibank, N.A., as syndication agents, Bank of Tokyo-Mitsubishi Trust Company and BNP Paribas, as documentation agents and Citigroup Global Markets Inc. and JPMCB, as joint book runners and joint lead arrangers (filed as Exhibit 10.1 to our Current Report on Form 8-K dated April 26, 2007) (SEC File No. 1-14064).*

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
Date: August 21, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title (s)	Date

WILLIAM P. LAUDER*	Chief Executive Officer	August 21, 2008
William P. Lauder	and a Director
(Principal Executive Officer)

LEONARD A. LAUDER*	Chairman of the Board of	August 21, 2008
Leonard A. Lauder	Directors

CHARLENE BARSHEFSKY*	Director	August 21, 2008
Charlene Barshefsky

ROSE MARIE BRAVO*	Director	August 21, 2008
Rose Marie Bravo

PAUL J. FRIBOURG*	Director	August 21, 2008
Paul J. Fribourg

MELLODY HOBSON*	Director	August 21, 2008
Mellody Hobson

IRVINE O. HOCKADAY, JR.*	Director	August 21, 2008
Irvine O. Hockaday, Jr.

AERIN LAUDER*	Director	August 21, 2008
Aerin Lauder

RONALD S. LAUDER*	Director	August 21, 2008
Ronald S. Lauder

RICHARD D. PARSONS*	Director	August 21, 2008
Richard D. Parsons

LYNN FORESTER DE ROTHSCHILD*	Director	August 21, 2008
Lynn Forester De Rothschild

BARRY S. STERNLICHT*	Director	August 21, 2008
Barry S. Sternlicht

/s/ RICHARD W. KUNES	Executive Vice President and	August 21, 2008
Richard W. Kunes	Chief Financial Officer
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

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, the Company’s management has concluded that, as of June 30, 2008, the Company’s internal control over financial reporting was effective.

/s/ William P. Lauder	/s/ Richard W. Kunes
William P. Lauder	Richard W. Kunes
Chief Executive Officer	Executive Vice President and Chief Financial Officer

August 21, 2008

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders

The Estée Lauder Companies Inc.:

We have audited The Estée Lauder Companies Inc.’s (the “Company”) internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, The Estée Lauder Companies Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Estée Lauder Companies Inc. and subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2008, and our report dated August 21, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York
August 21, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Estée Lauder Companies Inc.:

We have audited the accompanying consolidated balance sheets of The Estée Lauder Companies Inc. and subsidiaries (the “Company”) as of June 30, 2008 and 2007, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2008.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed on the index on page F-1.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Estée Lauder Companies Inc. and subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2008, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Estée Lauder Companies Inc.’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 21, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in the notes to the consolidated financial statements, effective July 1, 2006, the Company changed their method for quantifying errors based on SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,”  and effective June 30, 2007, the Company adopted Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  Also as discussed in the notes to the consolidated financial statements, effective July 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”

/s/ KPMG LLP

New York, New York
August 21, 2008

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended June 30
	2008	2007	2006
	(In millions, except per share data)

Net Sales	$7,910.8	$7,037.5	$6,463.8
Cost of sales	1,996.8	1,774.8	1,686.6

Gross Profit	5,914.0	5,262.7	4,777.2

Operating expenses:
Selling, general and administrative	5,102.9	4,511.7	4,065.5
Special charges related to cost savings initiative	0.4	1.1	92.1
	5,103.3	4,512.8	4,157.6

Operating Income	810.7	749.9	619.6

Interest expense, net	66.8	38.9	23.8
Earnings before Income Taxes, Minority Interest and Discontinued Operations	743.9	711.0	595.8

Provision for income taxes	259.9	255.2	259.7
Minority interest, net of tax	(10.2)	(7.1)	(11.6)
Net Earnings from Continuing Operations	473.8	448.7	324.5

Discontinued operations, net of tax	—	0.5	(80.3)
Net Earnings	$473.8	$449.2	$244.2

Basic net earnings per common share:
Net earnings from continuing operations	$2.44	$2.20	$1.51
Discontinued operations, net of tax	—	.00	(.37)
Net earnings	$2.44	$2.20	$1.14

Diluted net earnings per common share:
Net earnings from continuing operations	$2.40	$2.16	$1.49
Discontinued operations, net of tax	—	.00	(.37)
Net earnings	$2.40	$2.16	$1.12

Weighted average common shares outstanding:
Basic	193.9	204.3	215.0
Diluted	197.1	207.8	217.4

Cash dividends declared per share	$.55	$.50	$.40

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED BALANCE SHEETS

	June 30
	2008	2007
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$401.7	$253.7
Accounts receivable, net	1,038.8	860.5
Inventory and promotional merchandise, net	987.2	855.8
Prepaid expenses and other current assets	359.5	269.4
Total current assets	2,787.2	2,239.4

Property, Plant and Equipment, net	1,043.1	880.8

Other Assets
Investments, at cost or market value	24.1	22.2
Goodwill and other intangible assets, net	900.8	764.7
Other assets, net	256.0	218.6
Total other assets	1,180.9	1,005.5
Total assets	$5,011.2	$4,125.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$118.7	$60.4
Accounts payable	361.7	314.7
Accrued income taxes	151.2	161.7
Other accrued liabilities	1,067.6	963.9
Total current liabilities	1,699.2	1,500.7

Noncurrent Liabilities
Long-term debt	1,078.2	1,028.1
Other noncurrent liabilities	554.0	376.6
Total noncurrent liabilities	1,632.2	1,404.7

Commitments and Contingencies (Note 15)

Minority Interest	26.6	21.3

Stockholders’ Equity
Common stock, $.01 par value; 650,000,000 shares Class A authorized; shares issued: 180,754,534 at June 30, 2008 and 173,365,104 at June 30, 2007; 240,000,000 shares Class B authorized; shares issued and outstanding: 78,067,261 at June 30, 2008 and 81,804,761 at June 30, 2007	2.6	2.6
Paid-in capital	979.0	801.7
Retained earnings	3,085.1	2,731.5
Accumulated other comprehensive income	110.8	54.7
	4,177.5	3,590.5
Less: Treasury stock, at cost; 63,914,699 Class A shares at June 30, 2008 and 60,841,674 Class A shares at June 30, 2007	(2,524.3)	(2,391.5)
Total stockholders’ equity	1,653.2	1,199.0
Total liabilities and stockholders’ equity	$5,011.2	$4,125.7

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

	Year Ended June 30
	2008	2007	2006
	(In millions)

STOCKHOLDERS’ EQUITY
Common stock, beginning of year	$2.6	$2.5	$2.5
Stock-based compensation programs	—	0.1	—
Common stock, end of year	2.6	2.6	2.5

Paid-in capital, beginning of year	801.7	581.0	465.2
Stock-based compensation programs	172.7	220.7	115.8
Settlement of accelerated share repurchase program	4.6	—	—
Paid-in capital, end of year	979.0	801.7	581.0

Retained earnings, beginning of year	2,731.5	2,361.9	2,203.2
Cumulative effect of adjustments resulting from adoption of new accounting standards	(13.1)	24.2	—
Adjusted retained earnings, beginning of year	2,718.4	2,386.1	2,203.2
Common stock dividends	(106.8)	(103.8)	(85.5)
Stock-based compensation programs	(0.3)	—	—
Net earnings for the year	473.8	449.2	244.2
Retained earnings, end of year	3,085.1	2,731.5	2,361.9

Accumulated other comprehensive income, beginning of year	54.7	64.7	9.4
Other comprehensive income (loss)	56.1	47.3	55.3
Adjustment to initially apply FASB Statement No. 158, net of tax (Note 13)	—	(57.3)	—
Accumulated other comprehensive income, end of year	110.8	54.7	64.7

Treasury stock, beginning of year	(2,391.5)	(1,387.8)	(987.5)
Acquisition of treasury stock, net of issuances	(132.8)	(1,003.7)	(400.3)
Treasury stock, end of year	(2,524.3)	(2,391.5)	(1,387.8)

Total stockholders’ equity	$1,653.2	$1,199.0	$1,622.3

COMPREHENSIVE INCOME
Net earnings	$473.8	$449.2	$244.2

Other comprehensive income (loss):
Net unrealized investment gains (losses), net of tax	(0.5)	0.3	0.1
Net derivative instrument gains (losses), net of tax	(0.3)	(2.1)	(1.7)
Net minimum pension liability adjustments, net of tax	—	(4.0)	29.9
Net actuarial gains (losses), net of tax	(17.8)	—	—
Net prior service credit (cost), net of tax	(23.7)	—	—
Net transition asset (obligation), net of tax	0.1	—	—
Translation adjustments	98.3	53.1	27.0
Other comprehensive income (loss)	56.1	47.3	55.3

Total comprehensive income	$529.9	$496.5	$299.5

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30
	2008	2007	2006
	(In millions)
Cash Flows from Operating Activities
Net earnings	$473.8	$449.2	$244.2
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	250.7	207.2	198.4
Deferred income taxes	(115.6)	9.9	(74.3)
Minority interest, net of tax	10.2	7.1	11.6
Non-cash stock-based compensation	47.2	43.3	35.9
Excess tax benefits from stock-based compensation arrangements	(1.1)	(9.4)	(6.7)
Loss on disposal of fixed assets	12.5	13.4	13.2
Discontinued operations, net of tax	—	(0.5)	80.3
Other non-cash items	15.7	11.8	0.8
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	(86.5)	(68.0)	14.6
Decrease (increase) in inventory and promotional merchandise, net	(70.7)	(70.8)	1.9
Decrease (increase) in other assets	(5.7)	(26.3)	7.0
Increase in accounts payable	17.1	46.4	9.1
Increase in accrued income taxes	122.6	44.9	63.5
Increase in other accrued liabilities	32.5	13.1	66.2
Increase (decrease) in other noncurrent liabilities	(12.6)	(4.0)	61.6
Net cash flows provided by operating activities of continuing operations	690.1	667.3	727.3
Net cash flows used for operating activities of discontinued operations	—	(5.7)	(17.5)
Net cash flows provided by operating activities	690.1	661.6	709.8

Cash Flows from Investing Activities
Capital expenditures	(357.8)	(312.1)	(260.6)
Capital expenditures of discontinued operations	—	—	(0.6)
Acquisition of businesses, net of cash acquired	(116.0)	(61.2)	(51.7)
Proceeds from divestitures	—	—	9.3
Proceeds from disposition of long-term investments	—	—	0.5
Purchases of long-term investments	(4.7)	(0.5)	(0.1)
Net cash flows used for investing activities	(478.5)	(373.8)	(303.2)

Cash Flows from Financing Activities
Increase (decrease) in short-term debt, net	54.8	(31.6)	(82.0)
Proceeds from issuance of long-term debt, net	—	590.6	—
Net settlement of interest rate derivatives	—	(11.1)	—
Repayments and redemptions of long-term debt	(5.9)	(5.6)	(97.8)
Net proceeds from employee stock transactions	117.3	154.1	67.3
Excess tax benefits from stock-based compensation arrangements	1.1	9.4	6.7
Payments to acquire treasury stock	(129.6)	(1,004.3)	(400.5)
Dividends paid to stockholders	(106.6)	(103.6)	(85.4)
Distributions made to minority holders of consolidated subsidiaries	(9.2)	(9.5)	(2.9)
Net cash flows used for financing activities	(78.1)	(411.6)	(594.6)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	14.5	8.9	3.3
Net Increase (Decrease) in Cash and Cash Equivalents	148.0	(114.9)	(184.7)
Cash and Cash Equivalents at Beginning of Year	253.7	368.6	553.3
Cash and Cash Equivalents at End of Year	$401.7	$253.7	$368.6

Supplemental disclosures of cash flow information (Note 20)
Cash paid during the year for:
Interest	$74.1	$44.6	$33.8
Income Taxes	$249.9	$199.6	$256.9

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

The Estée Lauder Companies Inc. manufactures, markets and sells skin care, makeup, fragrance and hair care products around the world.  Products are marketed under the following brand names:  Estée Lauder, Aramis, Clinique, Prescriptives, Lab Series, Origins, M•A•C, Bobbi Brown, La Mer, Aveda, Jo Malone, Bumble and bumble, Darphin, American Beauty, Flirt!, Good Skin™, Grassroots, Ojon and Eyes by Design.  The Estée Lauder Companies Inc. is also the global licensee of the Tommy Hilfiger, Kiton, Donna Karan, Michael Kors, Sean John, Missoni, Daisy Fuentes, Tom Ford and Mustang brand names for fragrances and/or cosmetics.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of The Estée Lauder Companies Inc. and its subsidiaries (collectively, the “Company”) as continuing operations, with the exception of the operating results of its reporting unit that marketed and sold Stila brand products, which have been reflected as discontinued operations for fiscal 2007 and 2006 (see Note 7).  All significant intercompany balances and transactions have been eliminated.

Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to current year presentation for comparative purposes.

Management Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses reported in those financial statements.  Actual results could differ from those estimates and assumptions.

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at year-end rates of exchange, while revenue and expenses are translated at weighted average rates of exchange for the year.  Unrealized translation gains or losses are reported as cumulative translation adjustments through other comprehensive income.  Such adjustments amounted to $98.3 million, $53.1 million and $27.0 million of unrealized translation gains in fiscal 2008, 2007 and 2006, respectively.

The Company enters into foreign currency forward and option contracts to hedge foreign currency transactions for periods consistent with its identified exposures.  Accordingly, the Company categorizes these instruments as entered into for purposes other than trading.

The accompanying consolidated statements of earnings include net exchange gains (losses) of $3.9 million, $(0.6) million and $4.0 million in fiscal 2008, 2007 and 2006, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include $66.6 million and $51.3 million of short-term time deposits at June 30, 2008 and 2007, respectively.  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions of $26.3 million and $23.3 million as of June 30, 2008 and 2007, respectively.

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

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”) as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  SFAS No. 133 also requires the recognition of all derivative instruments as either assets or liabilities on the balance sheet and that they be measured at fair value.

Property, Plant and Equipment

Property, plant and equipment, including leasehold and other improvements that extend an asset’s useful life or productive capabilities, are carried at cost less accumulated depreciation and amortization.  The cost of assets related to projects in progress of $129.0 million and $72.1 million as of June 30, 2008 and 2007, respectively, is included in their respective asset categories in Note 5.  For financial statement purposes, depreciation is provided principally on the straight-line method over the estimated useful lives of the assets ranging from 3 to 40 years.  Leasehold improvements are amortized on a straight-line basis over the shorter of the lives of the respective leases or the expected useful lives of those improvements.

Investments

Under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), available-for-sale securities are recorded at market value.  Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a component of stockholders’ equity until realized.  The Company’s investments subject to the provisions of SFAS No. 115 are treated as available-for-sale and, accordingly, the applicable investments have been adjusted to market value with a corresponding adjustment, net of tax, to net unrealized investment gains in accumulated other comprehensive income.  Accumulated other comprehensive income includes an unrealized investment gain (net of deferred taxes) of $0.3 million and $0.8 million at June 30, 2008 and 2007, respectively.

Goodwill and Other Intangible Assets

The Company follows the provisions of SFAS No. 141, “Business Combinations” (“SFAS No. 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  These statements establish financial accounting and reporting standards for acquired goodwill and other intangible assets.  Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements.  In accordance with SFAS No. 142, intangible assets, including purchased goodwill, must be evaluated for impairment.  Those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives are no longer amortized.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets in question may not be recoverable.  An impairment would be recorded in circumstances where expected undiscounted cash flows from the use and eventual disposition of an asset are less than the carrying value of that asset.

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

During fiscal 2006, Federated Department Stores, Inc. acquired The May Department Stores Company, resulting in the merger of the Company’s previous two largest customers (collectively “Macy’s, Inc.”).  This customer sells products primarily within North America and accounted for $951.4 million, or 12%, $958.8 million, or 14%, and $1,005.8 million, or 16%, of the Company’s consolidated net sales in fiscal 2008, 2007 and 2006, respectively.  This customer accounted for $109.2 million, or 11%, and $105.3 million, or 12%, of the Company’s accounts receivable at June 30, 2008 and 2007, respectively.

Revenue Recognition

Revenues from merchandise sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of the risk of loss related to those goods.  In the Americas region, sales are generally recognized at the time the product is shipped to the customer and in the Europe, Middle East & Africa and Asia/Pacific regions sales are generally recognized based upon the customer’s receipt.  In certain circumstances, transfer of title takes place at the point of sale, for example, at the Company’s retail stores.  Sales at the Company’s retail stores and online are recognized in accordance with a traditional 4-4-5 retail calendar, where each fiscal quarter is comprised of two 4-week periods and one 5-week period, with one extra week in one quarter every seven years.  As a result, the retail quarter-end and the fiscal quarter-end may be different by up to six days.

Revenues are reported on a net sales basis, which is computed by deducting from gross sales the amount of actual product returns received, discounts, incentive arrangements with retailers and an amount established for anticipated product returns.  The Company’s practice is to accept product returns from retailers only if properly requested, authorized and approved.  In accepting returns, the Company typically provides a credit to the retailer against accounts receivable from that retailer.  As a percentage of gross sales, returns were 4.4%, 4.2% and 5.0% in fiscal 2008, 2007 and 2006, respectively.

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

The Company enters into transactions related to advertising, product promotions and demonstrations, some of which involve cooperative relationships with customers.  These activities may be arranged either with unrelated third parties or in conjunction with the customer.  The Company’s share of the cost of these transactions (regardless of to whom they were paid) are reflected in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and were approximately $1,098 million, $978 million and $912 million in fiscal 2008, 2007 and 2006, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising and Promotion

Global net expenses for advertising, merchandising, sampling and promotion were $2,034.6 million, $1,841.9 million and $1,721.1 million in fiscal 2008, 2007 and 2006, respectively, and are expensed as incurred.  These amounts include activities relating to purchase with purchase and gift with purchase promotions that are reflected in net sales and cost of sales.  Excluding the impact of purchase with purchase and gift with purchase promotions, advertising, merchandising, sampling and promotion expenses included in operating expenses were $1,836.1 million, $1,640.9 million and $1,514.3 million in fiscal 2008, 2007 and 2006, respectively.

Research and Development

Research and development costs amounted to $80.9 million, $74.4 million and $72.0 million in fiscal 2008, 2007 and 2006, respectively.  Research and development costs are expensed as incurred.

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

License Arrangements

The Company’s license agreements provide the Company with worldwide rights to manufacture, market and sell beauty and beauty-related products (or particular categories thereof) using the licensors’ trademarks.  The licenses typically have an initial term of approximately 3 years to 11 years, and are renewable subject to the Company’s compliance with the license agreement provisions.  The remaining terms, including the potential renewal periods, range from approximately 2 years to 22 years.  Under each license, the Company is required to pay royalties to the licensor, at least annually, based on net sales to third parties.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”).  This statement requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award.  SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” as amended.  This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years.  It requires an asset and liability approach for financial accounting and reporting of income taxes.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109.  FIN 48 prescribes a two-step evaluation process for tax positions taken, or expected to be taken, in a tax return.  The first step is recognition and the second is measurement.  FIN 48 also provides guidance on derecognition, measurement, classification, disclosures, transition and accounting for interim periods.  In May 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48, an amendment of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes” (“FSP No. FIN 48-1”).  FSP No. FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  The Company adopted the provisions of FIN 48, as amended, effective July 1, 2007.

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

In February 2008, the FASB issued FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.”  This FSP amends SFAS No. 157 to exclude certain leasing transactions accounted for under previously existing accounting guidance.  However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination, regardless of whether those assets and liabilities are related to leases.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB ratified the consensus reached on EITF Issue No. 07-1, “Collaborative Arrangements,” (“EITF No. 07-1”).  This EITF addresses accounting for collaborative arrangement activities that are conducted without the creation of a separate legal entity for the arrangement.  Revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net by the collaborators pursuant to the guidance in EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and other applicable accounting literature.  Payments to or from collaborators should be presented in the income statement based on the nature of the arrangement, the nature of the company’s business and whether the payments are within the scope of other accounting literature.  Other detailed information related to the collaborative arrangement is also required to be disclosed.  The requirements under this EITF must be applied to collaborative arrangements in existence at the beginning of the Company’s fiscal 2010 using a modified version of retrospective application.  The Company is currently evaluating the impact the provisions of EITF No. 07-1 will have on its consolidated financial statements.

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP.  Early application of this FSP is prohibited.  The Company does not issue share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents.

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

SAB No. 108 became effective for the Company’s fiscal year ended June 30, 2007.  Prior to application of this guidance, the Company utilized the “rollover” approach to evaluate uncorrected misstatements and believed the conclusions reached regarding its quantitative and qualitative assessments of materiality of such items, both individually and in the aggregate, were appropriate.  In accordance with the transition guidance set forth in SAB No. 108, the Company elected to record a one-time cumulative effect adjustment to opening retained earnings to correct errors in certain balance sheet accounts that arose in prior years, which previously had been considered immaterial using the “rollover” approach.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Since the fiscal 1996 acquisition of the Bobbi Brown brand and through the application of SAB No. 108 on July 1, 2006, the Company made payments to the sellers based on a percentage of Bobbi Brown sales internationally, which should have been capitalized as goodwill in accordance with SFAS No. 141, “Business Combinations,” as amended.  These payments were previously recorded as Selling, general and administrative expenses in the consolidated statements of earnings.  As such, goodwill increased by $10.5 million and opening retained earnings increased by $6.7 million, net of tax, in the accompanying fiscal 2007 consolidated balance sheet.

In connection with the Company’s defined benefit pension obligations, certain liability amounts were incorrectly reflected on the balance sheet in years prior to fiscal 2002, the majority of which related to benefit plans for the Company’s international operations.  As such, upon initial application of SAB No. 108 on July 1, 2006, other noncurrent liabilities decreased by $8.7 million and opening retained earnings increased by $5.0 million, net of tax, in the accompanying fiscal 2007 consolidated balance sheet.

Beginning in years prior to fiscal 2003, inventory valuation was impacted by the incorrect application of profit in ending inventory partially offset by the overstatement of inventory obsolescence reserves, culminating in a fiscal 2007 decrease to inventory of $2.5 million and an opening retained earnings decrease of $2.0 million, net of tax pursuant to initial application of SAB No. 108.

In years prior to fiscal 2004 and through the initial application of SAB No. 108, the Company overstated certain accrued liability positions.  As such, Other accrued liabilities decreased by $19.1 million and opening retained earnings increased by $14.5 million, net of tax, in the accompanying fiscal 2007 consolidated balance sheet.

NOTE 4 – INVENTORY AND PROMOTIONAL MERCHANDISE

	June 30
	2008	2007
	(In millions)
Inventory and promotional merchandise consists of:
Raw materials	$205.4	$179.5
Work in process	56.8	49.2
Finished goods	494.7	431.3
Promotional merchandise	230.3	195.8
	$987.2	$855.8

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

	June 30
	2008	2007
Asset (Useful Life)	(In millions)

Land	$14.9	$14.4
Buildings and improvements (10 to 40 years)	183.5	167.5
Machinery and equipment (3 to 10 years)	1,008.9	905.0
Furniture and fixtures (5 to 10 years)	95.6	108.2
Leasehold improvements	1,090.7	917.2
	2,393.6	2,112.3
Less accumulated depreciation and amortization	1,350.5	1,231.5
	$1,043.1	$880.8

Depreciation and amortization of property, plant and equipment was $233.9 million, $198.1 million and $189.9 million in fiscal 2008, 2007 and 2006, respectively.  Depreciation and amortization related to the Company’s manufacturing process is included in Cost of sales and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

During fiscal 2008, the Company acquired Ojon Corporation, which markets and sells Ojon hair care and skin care products primarily through direct response television and specialty stores.  In conjunction with this acquisition, the Company purchased, from an unrelated party, the exclusive rights to sell and distribute Ojon products worldwide.  In addition, the Company acquired a business engaged in the wholesale distribution and retail sale of Aveda products and recorded goodwill for earn-out payments related to the acquisition of the Bobbi Brown brand.  These activities resulted in an increase to goodwill of $51.9 million and other intangible assets of $85.5 million.

During fiscal 2007, the Company purchased the remaining minority equity interest in the Bumble and bumble business, recorded additional goodwill related to payments made in prior years in connection with the acquisition of the Bobbi Brown brand (see Note 3), and acquired businesses engaged in the wholesale distribution and retail sale of the Company’s products in the United States and other countries.  The combined results of these activities increased goodwill by $20.4 million and other intangible assets by $47.0 million.  Also during fiscal 2007, as a result of the Company’s annual impairment testing, the Company determined that the carrying values of its goodwill and intangible assets related to the Darphin and Rodan + Fields brands exceeded their respective fair values.  As such, the Company reduced its goodwill by $7.3 million and other intangible assets by $4.3 million, which are reported in Selling, general and administrative expenses in the accompanying consolidated statements of earnings.

Goodwill

The Company assigns goodwill of a reporting unit to the product category in which that reporting unit predominantly operates at the time of its acquisition.  The change in the carrying amount of goodwill, including the effect of foreign exchange rates is as follows:

	Year Ended or at June 30
(In millions)	2006	Additions	Reductions	2007	Additions	Reductions	2008
Skin Care	$20.3	$1.3	$7.3	$14.3	$8.1	$—	$22.4
Makeup	227.3	18.5	—	245.8	6.6	—	252.4
Fragrance	53.9	0.6	—	54.5	0.4	—	54.9
Hair Care	334.3	2.4	—	336.7	42.5	—	379.2
Total	$635.8	$22.8	$7.3	$651.3	$57.6	$—	$708.9

Other Intangible Assets

Other intangible assets include trademarks and patents, as well as license agreements and other intangible assets resulting from or related to businesses and assets purchased by the Company.  Indefinite lived assets (e.g., trademarks) are not subject to amortization and are evaluated annually for impairment or more frequently if certain events or circumstances indicate a potential impairment.  Patents are amortized on a straight-line basis over the shorter of the legal term or the useful life of the patent, approximately 20 years.  Other intangible assets (e.g., non-compete agreements, customer lists) are amortized on a straight-line basis over their expected period of benefit, approximately 5 years to 14 years.  Intangible assets related to license agreements are amortized on a straight-line basis over their useful lives based on the term of the respective agreement, currently approximately 10 years to 16 years, and are subject to impairment testing if certain events or circumstances indicate a potential impairment.

Other intangible assets consist of the following:

	June 30, 2008			June 30, 2007
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Amortizable intangible assets:
License agreements	$43.2	$28.1	$15.1	$42.9	$23.8	$19.1
Trademarks and other	184.3	102.7	81.6	125.8	93.0	32.8
Patents	0.2	0.1	0.1	0.6	0.2	0.4
	227.7	130.9	96.8	169.3	117.0	52.3
Non-amortizable intangible assets:
Trademarks and other	99.7	4.6	95.1	65.4	4.3	61.1
Total intangible assets	$327.4	$135.5	$191.9	$234.7	$121.3	$113.4

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate amortization expense related to amortizable intangible assets for the years ended June 30, 2008, 2007 and 2006 was $14.0 million, $6.3 million and $5.5 million, respectively.  The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

	Estimated Expense in Fiscal
	2009	2010	2011	2012	2013
	(In millions)

Aggregate amortization expense	$11.4	$11.1	$10.9	$10.6	$10.1

NOTE 7 – ACQUISITION AND DIVESTITURE OF BUSINESSES AND LICENSE ARRANGEMENTS

During fiscal 2008, the Company acquired Ojon Corporation.  In conjunction with this acquisition, the Company purchased, from an unrelated party, the exclusive rights to sell and distribute Ojon products worldwide.  The initial purchase price, paid at closing, was funded by cash provided by operations and the issuance of commercial paper as well as the issuance of two promissory notes, as described in Note 11.  The purchase agreement also provides for an additional payment, which is expected to be made in fiscal 2013, contingent upon the attainment of certain net sales targets of Ojon products.

During fiscal 2007, the Company purchased the remaining minority equity interests in Bumble and Bumble Products, LLC and Bumble and Bumble, LLC, which have been accounted for as indefinite lived intangible assets in the accompanying consolidated balance sheet.

At various times during fiscal 2008, 2007 and 2006, the Company also acquired businesses engaged in the wholesale distribution and retail sale of the Company’s products in the United States and other countries and made earn-out payments related to the acquisition of the Bobbi Brown brand.

The aggregate cost for these activities, which includes purchase price, earn-out payments and acquisition costs, was $150.8 million, $61.2 million, and $51.7 million in fiscal 2008, 2007 and 2006, respectively.  The results of operations for each of the acquired businesses are included in the accompanying consolidated financial statements commencing with its date of original acquisition.  Pro forma results of operations have not been presented, as the impact on the Company’s consolidated financial results would not have been material.

In fiscal 2006, the Company completed the sale of certain assets and operations of the reporting unit that marketed and sold Stila brand products to Stila Corp. (the “Purchaser”), an affiliate of Sun Capital Partners, Inc.  The Company recorded charges of $80.3 million (net of $43.3 million tax benefit) to discontinued operations, which reflected the loss on the disposition of the business of $69.9 million, net of tax, and adjustments to the fair value of assets sold, the costs to dispose of those assets not acquired by the Purchaser and other costs in connection with the sale.  The charges also included the operating losses of $10.4 million, net of tax, for fiscal year ended June 30, 2006.  Net sales associated with the discontinued operations were $45.1 million for the fiscal year ended June 30, 2006.

Since fiscal 2007, the Company signed an exclusive agreement to create fragrances and related products to be sold to Coach Inc., which are available at Coach retail stores in the United States.  Also since fiscal 2007, the Company entered into a license agreement with Ford Motor Company to create a fragrance using the name Mustang.  Since fiscal 2006, the Company developed and sold fragrance products pursuant to a license agreement with Daisy Fuentes.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – COST SAVINGS INITIATIVE

During fiscal 2006, the Company recorded special charges associated with a cost savings initiative that was designed to support its long-term financial objectives.  As part of this multi-faceted initiative, the Company had identified savings opportunities that include streamlined processes and organizational changes.  The principal component of the initiative was a voluntary separation program offered primarily to North America-based employees.  During the fourth quarter of fiscal 2006, involuntary separations were communicated to certain employees.  Under this initiative, the Company incurred expenses related to one-time termination benefits for 494 employees, of which 28 were involuntary, which benefits were based principally upon years of service.  Employees designated for separation under the cost savings initiative were separated by June 30, 2007.

In addition, the Company identified other cost savings opportunities to improve efficiencies in the Company’s distribution network and product offerings and to eliminate other nonessential costs.  These charges primarily related to employee severance for facilities that were closed, contract cancellations, counter and door closings and product returns.

For the years ended June 30, 2008, 2007 and 2006, aggregate expenses of $0.4 million, $1.1 million and $92.1 million, respectively, were recorded as Special charges related to cost savings initiative in the accompanying consolidated statements of earnings.  The fiscal 2008 charges were related to employee separation expenses while the 2007 charges were primarily related to facility closings.  At June 30, 2008 and 2007, $4.4 million and $15.4 million, respectively, and $1.8 million and $7.5 million, respectively, related to the cost savings initiative were recorded in Other accrued liabilities and Other noncurrent liabilities, respectively, in the accompanying consolidated balance sheets.

The following table summarizes the cost savings initiative, which impacted the Company’s operating expenses and cost of sales:

(In millions)	Accrued at June 30, 2006	Fiscal 2007 expense	Fiscal 2007 payments	Accrued at June 30, 2007	Fiscal 2008 expense	Fiscal 2008 payments	Accrued at June 30, 2008

Employee separation expenses	$55.2	$0.3	$34.2	$21.3	$0.5	$15.6	$6.2
Facility closures and product/distribution rationalization	12.5	0.8	11.7	1.6	(0.1)	1.5	—
Advertising and promotional effectiveness	1.2	—	1.2	—	—	—	—
Total	$68.9	$1.1	$47.1	$22.9	$0.4	$17.1	$6.2

NOTE 9 – INCOME TAXES

The provision for income taxes is comprised of the following:

	Year Ended June 30
	2008	2007	2006
	(In millions)
Current:
Federal	$141.4	$66.6	$164.3
Foreign	214.1	166.7	158.2
State and local	20.0	12.0	11.5
	375.5	245.3	334.0

Deferred:
Federal	(110.9)	11.3	(73.7)
Foreign	(4.1)	(4.8)	(0.3)
State and local	(0.6)	3.4	(0.3)
	(115.6)	9.9	(74.3)
	$259.9	$255.2	$259.7

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation between the provision for income taxes computed by applying the statutory Federal income tax rate to earnings before income taxes and minority interest and the actual provision for income taxes is as follows:

	Year Ended June 30
	2008	2007	2006
	($ in millions)

Provision for income taxes at statutory rate	$260.3	$248.9	$208.5
Increase (decrease) due to:
State and local income taxes, net of Federal tax benefit	(5.9)	11.2	9.7
Effect of foreign operations	4.3	(0.5)	7.0
IRS tax settlement (Fiscal Years 1998-2001)	—	—	46.0
AJCA incremental dividend	—	(5.7)	(10.9)
Preferred stock dividends not deductible for U.S. tax purposes	—	—	0.2
Other nondeductible expenses	3.5	3.4	3.4
Tax credits	(4.2)	(3.0)	(2.2)
Other, net	1.9	0.9	(2.0)
Provision for income taxes	$259.9	$255.2	$259.7

Effective tax rate	34.9%	35.9%	43.6%

The state and local tax benefit of $5.9 million in fiscal 2008 includes the favorable resolution of several state and local income tax examinations as well as statute lapses.

On July 13, 2006, the Company announced a settlement with the Internal Revenue Service (“IRS”) regarding its examination of the Company’s consolidated Federal income tax returns for the fiscal years ended June 30, 1998 through June 30, 2001.  The settlement resolved previously disclosed issues raised during the IRS’s examination, including transfer pricing and foreign tax credit computations.  The settlement of these issues resulted in a tax charge of approximately $46 million in the fourth quarter of fiscal 2006 and represents the aggregate earnings impact of the settlement through fiscal 2006.  In addition, during the fourth quarter of fiscal 2006, the Company completed the repatriation of foreign earnings through intercompany dividends as required under the provisions of the American Jobs Creation Act of 2004 (the “AJCA”).  In connection with the repatriation, the Company updated the computation of the related aggregate tax impact, resulting in a favorable adjustment of approximately $11 million.  The tax settlement, coupled with the AJCA favorable tax adjustment, resulted in a net increase to the Company’s fiscal 2006 income tax provision of approximately $35 million.

Federal income and foreign withholding taxes have not been provided on approximately $813 million of undistributed earnings of international subsidiaries at June 30, 2008.  The Company intends to reinvest these earnings in its foreign operations indefinitely, except where it is able to repatriate these earnings to the United States without material incremental tax provision.  As of June 30, 2007 and 2006, the Company had not provided federal income and foreign withholding taxes on approximately $539 million and $336 million, respectively, of undistributed earnings of international subsidiaries.  The determination and estimation of the future income tax consequences in all relevant taxing jurisdictions involves the application of highly complex tax laws in the countries involved, particularly in the United States, and is based on the tax profile of the Company in the year of earnings repatriation.  Accordingly, it is not practicable to determine the amount of tax associated with such undistributed earnings.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company’s deferred income tax assets and liabilities as of June 30, 2008 and 2007 were as follows:

	2008	2007
	(In millions)
Deferred tax assets:
Compensation related expenses	$80.9	$75.5
Inventory obsolescence and other inventory related reserves	61.5	55.6
Retirement benefit obligations	41.9	31.6
Various accruals not currently deductible	113.2	78.1
Net operating loss and credit carryforwards	7.9	3.4
Unrecognized state tax benefits and accrued interest	41.0	—
Other differences between tax and financial statement values	53.9	16.1
	400.3	260.3
Valuation allowance for deferred tax assets	(5.7)	(5.5)
Total deferred tax assets	394.6	254.8

Deferred tax liabilities:
Depreciation and amortization	(150.4)	(142.6)
Other differences between tax and financial statement values	(4.3)	(4.8)
Total deferred tax liabilities	(154.7)	(147.4)
Total net deferred tax assets	$239.9	$107.4

As of June 30, 2008 and 2007, the Company had current net deferred tax assets of $184.6 million and $124.0 million, respectively, which are included in Prepaid expenses and other current assets in the accompanying consolidated balance sheets.  In addition, the Company had noncurrent net deferred tax assets of $55.3 million as of June 30, 2008 which are included in Other assets, net in the accompanying consolidated balance sheet and noncurrent net deferred tax liabilities of $16.6 million as of June 30, 2007 which are included in Other noncurrent liabilities in the accompanying consolidated balance sheet.

As of June 30, 2008 and 2007, certain international subsidiaries had tax loss carryforwards for local tax purposes of approximately $27 million and $11 million, respectively.  With the exception of $21.6 million of losses with an indefinite carryforward period as of June 30, 2008, these losses expire at various dates through fiscal 2023.  Deferred tax assets, net of valuation allowances, in the amount of $4.5 million and $1.2 million as of June 30, 2008 and 2007, respectively, have been recorded to reflect the tax benefits of the losses not utilized to date.

A full valuation allowance has been provided for those deferred tax assets for which, in the opinion of management, it is more likely than not that the deferred tax assets will not be realized.

Earnings before income taxes and minority interest include amounts contributed by the Company’s international operations of approximately $905 million, $696 million and $603 million for fiscal 2008, 2007 and 2006, respectively.  A portion of these earnings are taxed in the United States.

The Company adopted the provisions of FIN 48, as amended, effective July 1, 2007.  As a result, the Company recognized an increase in the liability for unrecognized tax benefits and interest of $13.1 million (after tax), which, as required, was recorded as an adjustment to opening retained earnings as of July 1, 2007.  The Company elected to continue its historical practice of classifying applicable interest and penalties as a component of the provision for income taxes.  At adoption, the Company had $142.7 million of gross unrecognized tax benefits.  The Company’s gross accrual for interest and penalties related to unrecognized tax benefits was $42.0 million upon adoption of FIN 48.  As of June 30, 2008, the Company had gross unrecognized tax benefits of $199.0 million.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $119.4 million.  The total gross accrued interest and penalties during the fiscal year ended June 30, 2008 in the accompanying consolidated statement of earnings was $12.0 million and the total gross accrued interest and penalties in the accompanying consolidated balance sheet at June 30, 2008 was $54.0 million.  As of June 30, 2008, current and noncurrent liabilities have been increased by $90.8 million, with a correlative increase in current and noncurrent assets to reflect the Companny’s gross income tax and interest liabilities for unrecognized tax benefits as well as related deferred tax assets.  A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008
(In millions)

Balance of gross unrecognized tax benefits as of July 1, 2007	$142.7
Gross amounts of increases as a result of tax positions taken during a prior period	85.7
Gross amounts of decreases as a result of tax positions taken during a prior period	(47.0)
Gross amounts of increases as a result of tax positions taken during the current period	22.5
Amounts of decreases in the unrecognized tax benefits relating to settlements with taxing authorities	(2.1)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(2.8)
Balance of gross unrecognized tax benefits as of June 30, 2008	$199.0

Included in the balance at June 30, 2008 are $31.6 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

Earnings from the Company’s global operations are subject to tax in various jurisdictions both within and outside the United States.  The Company is routinely audited and examined in these jurisdictions.  The Company provides tax reserves for U.S. federal, state, local and international unrecognized tax benefits for periods subject to audit.  The development of reserves for these exposures requires judgments about tax issues, potential outcomes and timing, and is a subjective critical estimate.  The Company assesses its tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting dates.  For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a tax authority that has full knowledge of all relevant information.  For those tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.  Where applicable, associated interest and penalties have also been recognized.  Although the outcome related to these exposures is uncertain, in management’s opinion, adequate provisions for income taxes have been made for estimable potential liabilities emanating from these exposures.  In certain circumstances, the ultimate outcome of exposures and risks involve significant uncertainties which render them inestimable.  If actual outcomes differ materially from these estimates, including those that cannot be quantified, they could have a material impact on the Company’s results of operations.

The Company is currently subject to a U.S. federal tax audit as well as examinations and controversies in several state, local, and international jurisdictions.  These matters are in various stages of completion and involve complex multi-jurisdictional issues common among multinational enterprises, including transfer pricing, that may require an extended period of time for resolution.  During the fourth quarter of fiscal 2008, the IRS completed the examination phase of fiscal years 2002 through 2005.  The Company has brought disputed adjustments concerning U.S. foreign tax credit determinations to the Appeals Division of the IRS for review as well as entered a claim pursuant to an administrative process of the tax treaty between the U.S. and Belgium (commonly referred to as the “Competent Authority” process).  Notwithstanding the matters pending before the Appeals Division and Competent Authority, the Company has reached a tentative agreement with the IRS concerning the examination adjustments proposed.  In the fourth quarter, the Company made a cash payment of $35.0 million to the U.S. Treasury as an advance deposit in anticipation of a formal resolution to the tentatively agreed-to adjustments.  Although the advance deposit limits the accrual of additional interest that would be due to the U.S. Treasury, there is no impact on the amount of unrecognized tax benefits until a formal settlement is reached.  Separately, the IRS has informally advised the Company that it intends to commence an examination of the fiscal years 2006 and 2007 during the second quarter of fiscal 2009.

The Company had been notified of a disallowance of tax deductions claimed by its subsidiary in Spain for the fiscal years 1999 through 2002.  As a result, the subsidiary was reassessed corporate income tax of $3.3 million for this period, at current exchange rates.  An appeal against this reassessment was filed with the Chief Tax Inspector.  On July 18, 2005, the final assessment made by the Chief Tax Inspector was received, confirming the reassessment made by the tax auditors.  During fiscal 2006, an appeal against this final assessment was filed with the Madrid Regional Economic Administrative Tribunal (“TEAR”).  In view of the TEAR’s silence, during fiscal 2007 the claim was presumed to be dismissed and an appeal was filed against it with the Central Economic-Administrative Tribunal (“TEAC”).  During the fourth quarter of fiscal 2008, the TEAC dismissed the claim and, on June 10, 2008, the Company filed an appeal for judicial review with the National Appellate Court.  While no assurance can be given as to the outcome in respect of this assessment and pending appeal in the Spanish courts, management believes it is more-likely-than-not that the subsidiary will be successful in its defense against the assessment and continues to measure the full amount of the tax benefit.  Accordingly, no tax reserve has been established for this potential exposure.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 2008, the Company concluded various state, local and foreign income tax audits and examinations while several other matters, including those noted above, remained pending.  On the basis of the information available in this regard as of June 30, 2008, it is reasonably possible that a reduction in a range of $30 million to $60 million of unrecognized tax benefits may occur within 12 months as a result of projected resolutions of global tax examinations and controversies.

The tax years subject to examination vary depending on the tax jurisdiction.  As of June 30, 2008, the following tax years remain subject to examination by the major tax jurisdictions indicated:

Major Jurisdiction	Open Fiscal Years

Belgium	2004–2008
Canada	2001–2008
France	2005–2008
Germany	1999–2008
Japan	2006–2008
Korea	2002–2008
Spain	1999–2002, 2004–2008
Switzerland	2004–2008
United Kingdom	2007–2008
United States	2002–2008
State of California	2002–2008
State of Minnesota	2001–2008
State of New York	2007–2008

The Company is also subject to income tax examinations in numerous other state, local and foreign jurisdictions.  The Company believes that its tax reserves are adequate for all years subject to examination.

NOTE 10 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	June 30
	2008	2007
	(In millions)

Advertising, merchandising and sampling	$356.9	$324.7
Employee compensation	303.7	281.0
Special charges related to cost savings initiative	4.4	15.4
Other	402.6	342.8
	$1,067.6	$963.9

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – DEBT

The Company’s short-term and long-term debt and available financing consist of the following:

	Debt at		Available financing at June 30
	June 30		Committed		Uncommitted
(In millions)	2008	2007	2008	2007	2008	2007
6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”)	$296.2	$296.2	$—	$—	$—	$—
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”)	197.5	197.4	—	—	—	—
5.55% Senior Notes, due May 15, 2017 (“2017 Senior Notes”)	310.4	290.9	—	—	—	—
6.00% Senior Notes, due January 15, 2012 (“2012 Senior Notes”)	242.0	239.7	—	—	—	—
$13.5 million promissory note due August 31, 2012	15.7	—	—	—	—	—
$7.0 million promissory note due July 31, 2009	7.4	—	—	—	—	—
Commercial paper	83.9	26.5	—	—	666.1	723.5
Turkish lira overdraft borrowing facility	13.1	9.4	—	—	—	—
Loan participation notes	—	—	—	—	150.0	150.0
Japanese yen revolving credit facility	—	—	28.5	24.3	—	—
Other long-term borrowings	9.0	3.9	—	—	—	—
Other short-term borrowings	21.7	24.5	—	—	181.4	150.0
Revolving credit facility	—	—	750.0	750.0	—	—
	1,196.9	1,088.5	$778.5	$774.3	$997.5	$1,023.5
Less short-term debt including current maturities	(118.7)	(60.4)
	$1,078.2	$1,028.1

As of June 30, 2008, the Company had outstanding $296.2 million of 2037 Senior Notes consisting of $300.0 million principal and unamortized debt discount of $3.8 million.  The 2037 Senior Notes, when issued in May 2007, were priced at 98.722% with a yield of 6.093%.  Interest payments are required to be made semi-annually on May 15 and November 15.  In April 2007, in anticipation of the issuance of the 2037 Senior Notes, the Company entered into a series of forward-starting interest rate swap agreements on a notional amount totaling $210.0 million at a weighted average all-in rate of 5.45%.  The forward-starting interest rate swap agreements were settled upon the issuance of the new debt and the Company recognized a loss in other comprehensive income of $0.9 million that will be amortized to interest expense over the life of the 2037 Senior Notes.  As a result of the forward-starting interest rate swap agreements, the debt discount and debt issuance costs, the effective interest rate on the 2037 Senior Notes will be 6.181% over the life of the debt.

As of June 30, 2008, the Company had outstanding $197.5 million of 2033 Senior Notes consisting of $200.0 million principal and unamortized debt discount of $2.5 million.  The 2033 Senior Notes, when issued in September 2003, were priced at 98.645% with a yield of 5.846%.  Interest payments are required to be made semi-annually on April 15 and October 15.  In May 2003, in anticipation of the issuance of the 5.75% Senior Notes, the Company entered into a series of treasury lock agreements on a notional amount totaling $195.0 million at a weighted average all-in rate of 4.53%.  The treasury lock agreements were settled upon the issuance of the new debt and the Company received a payment of $15.0 million that will be amortized against interest expense over the life of the 2033 Senior Notes.  As a result of the treasury lock agreements, the debt discount and debt issuance costs, the effective interest rate on the 2033 Senior Notes will be 5.395% over the life of the debt.

As of June 30, 2008, the Company had outstanding $310.4 million of 2017 Senior Notes consisting of $300.0 million principal, an unamortized debt discount of $0.4 million, and a $10.8 million adjustment to reflect the fair value of outstanding interest rate swaps. The 2017 Senior Notes, when issued in May 2007, were priced at 99.845% with a yield of 5.570%.  Interest payments are required to be made semi-annually on May 15 and November 15.  In April 2007, the Company entered into interest rate swap agreements with a notional amount totaling $250.0 million to effectively convert the fixed rate interest on its outstanding 2017 Senior Notes to variable interest rates based on six-month LIBOR.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2008, the Company had outstanding $242.0 million of 2012 Senior Notes consisting of $250.0 million principal, an unamortized debt discount of $0.4 million, and a $7.6 million adjustment to reflect the remaining termination value of an interest rate swap.  The 2012 Senior Notes, when issued in January 2002, were priced at 99.538% with a yield of 6.062%.  Interest payments are required to be made semi-annually on January 15 and July 15.  In May 2003, the Company entered into an interest rate swap agreement with a notional amount of $250.0 million to effectively convert the fixed rate interest on its outstanding 2012 Senior Notes to variable interest rates based on six-month LIBOR.  In April 2007, the Company terminated this interest rate swap.  The instrument, which was classified as a liability, had a fair value of $11.1 million at cash settlement, which included $0.9 million of accrued interest payable to the counterparty.  Hedge accounting treatment was discontinued prospectively and the offsetting adjustment to the carrying amount of the related debt will be amortized to interest expense over the remaining life of the debt.

In July 2007, the Company acquired Ojon Corporation.  As part of the purchase price, the Company issued (i) a promissory note due July 31, 2009 with a notional value of $7.0 million (present value of $7.4 million at June 30, 2008), bearing interest at 10.00% due at maturity and (ii) a promissory note due August 31, 2012 with a notional amount of $13.5 million (present value of $15.7 million at June 30, 2008), bearing interest at 10.00% payable annually on July 31.  The notes due in 2009 and 2012 were recorded in the accompanying consolidated balance sheet at present value using effective rates of 5.11% and 5.42%, respectively.

The Company has a $750.0 million commercial paper program under which it may issue commercial paper in the United States.  The Company’s commercial paper is currently rated A-1 by Standard & Poor’s and P-1 by Moody’s.  The Company’s long-term credit ratings are A with a stable outlook by Standard & Poor’s and A2 with a stable outlook by Moody’s.  At June 30, 2008, the Company had $83.9 million of commercial paper outstanding, due at various dates through July 2008 at an average interest rate of 2.24%, which may be refinanced on a periodic basis as it matures at then-prevailing market interest rates.

As of June 30, 2008, the Company had an overdraft borrowing agreement with a financial institution pursuant to which its subsidiary in Turkey may be credited to satisfy outstanding negative daily balances arising from its business operations.  The total balance outstanding at any time shall not exceed 20.0 million Turkish lira.  The interest rate applicable to each such credit shall be 40 basis points per annum above the spot rate charged by the lender or the lender’s floating call rate agreed to by the Company at each borrowing.  There were no debt issuance costs incurred related to this agreement.  The outstanding balance at June 30, 2008 ($13.1 million at the exchange rate at June 30, 2008) is classified as short-term debt on the Company’s consolidated balance sheet.

As of June 30, 2008, the Company had a fixed rate promissory note agreement with a financial institution pursuant to which the Company may borrow up to $150.0 million in the form of loan participation notes through one of its subsidiaries in Europe.  The interest rate on borrowings under this agreement is at an all-in fixed rate determined by the lender and agreed to by the Company at the date of each borrowing.  At June 30, 2008, no borrowings were outstanding under this agreement.  Debt issuance costs incurred related to this agreement were de minimis.

As of June 30, 2008, the Company had a 3.0 billion yen revolving credit facility that expires on March 24, 2009.  The interest rate on borrowings under the credit facility is based on TIBOR (Tokyo Interbank Offered Rate) and a 10 basis point facility fee is incurred on the undrawn balance.  At June 30, 2008, the Company did not have any borrowings outstanding under this facility.

The Company has an undrawn $750.0 million senior unsecured revolving credit facility that expires on April 26, 2012.  This facility may be used primarily to provide credit support for the Company’s commercial paper program, to repurchase shares of its common stock and for general corporate purposes.  Up to the equivalent of $250 million of the credit facility is available for multi-currency loans.  The interest rate on borrowings under the credit facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or ½% plus the Federal funds rate.  The Company incurred costs of approximately $0.3 million to establish the facility which will be amortized over the term of the facility.  The credit facility has an annual fee of $0.4 million, payable quarterly, based on the Company’s current credit ratings.  The credit facility contains various covenants, including one financial covenant which requires the Company’s interest expense coverage ratio (as defined in the facility) at the last day of each fiscal quarter to be greater than 3.0:1.0.  As of June 30, 2008, the Company was in compliance with this financial covenant.  There are no other conditions where the lender’s commitments may be withdrawn, other than certain events of default, as defined in the facility, which are customary for facilities of this type.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company maintains uncommitted credit facilities in various regions throughout the world.  Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings.  During fiscal 2008 and 2007, the monthly average amount outstanding was approximately $17.4 million and $20.0 million, respectively, and the annualized monthly weighted average interest rate incurred was approximately 5.76% and 5.96%, respectively.

Refer to Note 15 for the Company’s projected debt service payments over the next five fiscal years.

NOTE 12 – FINANCIAL INSTRUMENTS

Derivative Financial Instruments

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments.  The Company primarily enters into foreign currency forward and option contracts to reduce the effects of fluctuating foreign currency exchange rates.  The Company, if necessary, enters into interest rate derivatives to manage the effects of interest rate movements on the Company’s aggregate liability portfolio.  The Company categorizes these instruments as entered into for purposes other than trading.

All derivatives are recognized at their fair value and are included in Prepaid expenses and other current assets or Other accrued liabilities in the accompanying balance sheets.  The associated gains and losses on these derivatives are recorded in Cost of sales and Selling, general and administrative expenses in the accompanying statements of earnings.  On the date the derivative contract is entered into, the Company designates the derivative as (i) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair-value” hedge), (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash-flow” hedge), (iii) a foreign-currency fair-value or cash-flow hedge (“foreign-currency” hedge), (iv) a hedge of a net investment in a foreign operation, or (v) other.  Changes in the fair value of a derivative that is highly effective as (and that is designated and qualifies as) a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current-period earnings.  Changes in the fair value of a derivative that is highly effective as (and that is designated and qualifies as) a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings).  Changes in the fair value of derivatives that are highly effective as (and that are designated and qualify as) foreign-currency hedges are recorded in either current-period earnings or other comprehensive income, depending on whether the hedge transaction is a fair-value hedge (e.g., a hedge of a firm commitment that is to be settled in a foreign currency) or a cash-flow hedge (e.g., a foreign-currency-denominated forecasted transaction).  If, however, a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in accumulated other comprehensive income within equity.  Furthermore, changes in the fair value of other derivative instruments are reported in current-period earnings.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Exchange Risk Management

The Company enters into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that the Company receives from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries and are with large financial institutions rated as strong investment grade by a major rating agency.  The Company also enters into foreign currency option contracts to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The foreign currency forward and option contracts entered into to hedge anticipated transactions have been designated as cash-flow hedges.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology.  The ineffective portion of both foreign currency forward and option contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses accumulated in other comprehensive income are reclassified to current-period earnings.  As of June 30, 2008, these cash-flow hedges were highly effective, in all material respects.

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

At June 30, 2008, the Company had foreign currency forward and option contracts in the amount of $1,229.0 million and $64.9 million, respectively.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the Euro ($221.6 million), British pound ($220.7 million), Swiss franc ($206.5 million), Canadian dollar ($130.0 million), Australian dollar ($91.8 million), Russian ruble ($71.9 million) and Japanese yen ($64.4 million).  The foreign currencies included in the foreign currency option contracts (notional value stated in U.S. dollars) are principally the Canadian dollar ($36.8 million) and the South Korean won ($23.1 million).

At June 30, 2007, the Company had foreign currency forward contracts in the amount of $862.0 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the British pound ($148.1 million), Canadian dollar ($140.3 million), Euro ($124.1 million), Swiss franc ($113.1 million), Australian dollar ($79.3 million), Japanese yen ($42.6 million) and South Korean won ($33.6 million).

Interest Rate Risk Management

The Company enters into interest rate derivative contracts to manage the exposure to fluctuations of interest rates on its funded indebtedness and anticipated issuance of debt for periods consistent with the identified exposures.  All interest rate derivative contracts are with large financial institutions rated as strong investment grade by a major rating agency.

In April 2007, the Company entered into interest rate swap agreements with a notional amount totaling $250.0 million to effectively convert the fixed rate interest on its 2017 Senior Notes to variable interest rates based on six-month LIBOR.  The interest rate swaps were designated as fair-value hedges.  As of June 30, 2008, these fair-value hedges were highly effective in all material respects.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the Company’s interest rate swap agreements is presented in the following table:

	Year Ended or at June 30, 2008			Year Ended or at June 30, 2007
	Notional	Weighted Average		Notional	Weighted Average
($ in millions)	Amount	Pay Rate	Receive Rate	Amount	Pay Rate	Receive Rate
Interest rate swaps on 2017 Senior Notes	$250.0	3.17%	5.55%	$250.0	5.70%	5.55%

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents:

The carrying amount approximates fair value, primarily because of the short maturity of cash equivalent instruments.

Investment securities:

Investment securities are primarily designated as available-for-sale securities and are recorded at market value based on quoted market prices.

Note receivable:

The fair value of the note receivable reflects the creditworthiness of the counterparty, interest rates prevailing in the market for notes with comparable remaining maturities and an assessment of the ultimate collectability of the instrument.

Short-term and long-term debt:

The fair value of the Company’s debt was estimated based on the current rates offered to the Company for debt with the same remaining maturities.  To a lesser extent, debt also includes capital lease obligations for which the carrying amount approximates the fair value.

Foreign exchange and interest rate contracts:

The fair value of forwards, swaps and options is the estimated amount the Company would receive or pay to terminate the agreements based on quoted market prices at June 30.

The estimated fair values of the Company’s financial instruments are as follows:

	June 30
	2008		2007
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$401.7	$401.7	$253.7	$253.7
Investment securities (1)	15.8	15.8	17.3	17.3
Note receivable (1)	—	—	11.1	11.1
Short-term and long-term debt	1,196.9	1,159.9	1,088.5	1,082.0

Derivatives
Foreign currency forward contracts – asset (liability)	(2.0)	(2.0)	(0.4)	(0.4)
Foreign currency option contracts – asset (liability)	3.5	3.5	—	—
Interest rate swap contracts – asset (liability)	10.8	10.8	(8.6)	(8.6)

(1)             The fiscal 2008 carrying amount and fair value included an increase in valuation reserves reflecting the diminishing likelihood of realizing value from a promissory note and convertible preferred stock received in connection with the fiscal 2006 divestiture of the reporting unit that marketed and sold Stila products.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – PENSION, DEFERRED COMPENSATION AND POST-RETIREMENT BENEFIT PLANS

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

International Pension Plans

The Company maintains International Pension Plans, the most significant of which are defined benefit pension plans.  The Company’s funding policies for these plans are determined by local laws and regulations.  The Company’s most significant defined benefit pension obligations are included in the plan summaries below.  Fiscal 2008 plan data reflects a plan amendment designed to provide certain employees of a particular affiliate an opportunity to participate in a defined benefit pension plan with enhanced benefits as compared with their current defined contribution plan.  In addition, fiscal 2008 plan data reflects the growth and relative significance of certain other defined benefit plans.

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

Plan Summaries

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 106, and 132(R)” (“SFAS No. 158”).  SFAS No. 158 requires employers to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other post-retirement benefit plans.  Previous standards required employers to disclose the complete funded status of its plans only in the notes to the consolidated financial statements.  Changes in the funded status of these plans will be recognized as they occur through other comprehensive income.  Additional minimum liability adjustments are no longer recognized upon adoption of SFAS No. 158.  As of June 30, 2007, the Company prospectively adopted the balance sheet recognition provisions of SFAS No. 158, which resulted in a net adjustment of $57.3 million (after tax) to reduce accumulated other comprehensive income.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant components of the above mentioned plans as of and for the years ended June 30 are summarized as follows:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2008	2007	2008	2007	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$440.5	$417.5	$294.8	$284.3	$105.3	$101.8
Service cost	19.7	18.4	17.1	16.2	3.8	4.1
Interest cost	26.2	25.0	15.1	12.8	6.2	5.9
Plan participant contributions	—	—	1.9	1.5	0.4	0.3
Actuarial loss (gain)	(13.1)	4.4	(13.2)	(10.2)	(2.0)	(4.0)
Foreign currency exchange rate impact	—	—	26.3	11.9	0.6	0.7
Benefits, expenses, taxes and premiums paid	(42.8)	(24.8)	(19.8)	(20.3)	(3.9)	(3.5)
Plan amendments	2.1	—	31.9	—	—	—
Special termination benefits	—	—	1.2	1.6	—	—
Acquisitions, divestitures, adjustments	—	—	51.8	(1.7)	—	—
Settlements and curtailments	—	—	(2.7)	(1.3)	—	—
Benefit obligation at end of year	$432.6	$440.5	$404.4	$294.8	$110.4	$105.3

Change in plan assets:
Fair value of plan assets at beginning of year	$430.5	$376.0	$281.8	$242.1	$—	$—
Actual return on plan assets	(0.4)	54.0	(18.9)	26.1	—	—
Foreign currency exchange rate impact	—	—	20.6	9.7	—	—
Employer contributions	32.7	25.3	35.3	24.0	3.5	3.2
Plan participant contributions	—	—	1.9	1.5	0.4	0.3
Settlements and curtailments	—	—	(2.7)	(1.3)	—	—
Acquisitions, divestitures, adjustments	—	—	47.5	—	—	—
Benefits, expenses, taxes and premiums paid from plan assets	(42.8)	(24.8)	(19.8)	(20.3)	(3.9)	(3.5)
Fair value of plan assets at end of year	$420.0	$430.5	$345.7	$281.8	$—	$—

Funded status	$(12.6)	$(10.0)	$(58.7)	$(13.0)	$(110.4)	$(105.3)

Amounts recognized in the Balance Sheet consist of:
Other assets, net	$71.9	$79.2	$23.7	$48.8	$—	$—
Other accrued liabilities	(6.3)	(11.3)	(4.6)	(4.6)	(3.6)	(3.1)
Other noncurrent liabilities	(78.2)	(77.9)	(77.8)	(57.2)	(106.8)	(102.2)
Funded status	(12.6)	(10.0)	(58.7)	(13.0)	(110.4)	(105.3)
Accumulated other comprehensive loss	72.1	53.4	81.6	35.3	8.0	10.0
Net amount recognized	$59.5	$43.4	$22.9	$22.3	$(102.4)	$(95.3)

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Plans						Other than Pension Plans
	U.S.			International			Post-retirement
($ in millions)	2008	2007	2006	2008	2007	2006	2008	2007	2006
Components of net periodic benefit cost:
Service cost, net	$19.7	$18.4	$21.5	$17.1	$16.2	$16.2	$3.8	$4.1	$5.1
Interest cost	26.2	25.0	21.2	15.1	12.8	10.8	6.2	5.9	5.6
Expected return on assets	(31.7)	(28.7)	(24.9)	(15.3)	(13.8)	(12.1)	—	—	—
Amortization of:
Transition (asset) obligation	—	—	—	0.1	0.1	0.1	—	—	—
Prior service cost	0.7	0.6	0.8	0.3	0.3	0.2	—	—	—
Actuarial loss (gain)	1.7	1.7	6.1	5.9	7.8	8.3	0.1	0.2	1.3
Settlements and curtailments	—	—	—	0.7	0.5	(0.7)	—	—	—
Acquisitions, divestitures, adjustments	—	—	—	—	(1.7)	—	—	—	—
Special termination benefits	—	—	—	1.2	1.6	0.3	—	—	—
Net periodic benefit cost	$16.6	$17.0	$24.7	$25.1	$23.8	$23.1	$10.1	$10.2	$12.0

Weighted-average assumptions used to determine benefit obligations at June 30:
Pre-retirement discount rate	6.75%	6.25%	6.25%	2.00 – 9.00%	2.25 - 6.25%	2.25 - 6.25%	6.25 - 6.75%	5.50 - 6.25%	5.75 - 6.25%

Post-retirement discount rate	5.00%	5.25%	5.25%	2.00 - 9.00%	2.25 - 5.75%	2.25 - 5.75%	6.25 - 6.75%	5.50 - 6.25%	5.75 - 6 .25%

Rate of compensation increase	4.00 - 12.00%	3.00 - 9.50%	3.00 - 9.50%	1.75 - 6.00%	1.75 - 5.00%	1.75 - 5.00%	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for the year ending June 30:
Pre-retirement discount rate	6.25%	6.25%	5.25%	2.25 - 8.25%	2.25 - 6.25%	1.75 - 5.50%	5.50 - 6.25%	5.75 - 6.25%	5.25%

Post-retirement discount rate	5.25%	5.25%	4.75%	2.25 - 8.25%	2.25 - 5.75%	1.75 - 5.50%	5.50 - 6.25%	5.75 - 6.25%	5.25%

Expected return on assets	7.75%	7.75%	7.75%	3.00 - 8.25%	2.75 - 7.25%	2.75 - 7.50%	N/A	N/A	N/A

Rate of compensation increase	3.00 - 9.50%	3.00 - 9.50%	3.00 - 9.50%	1.75 - 6.00%	1.75 - 5.00%	1.75 - 5.00%	N/A	N/A	N/A

The pre-retirement discount rate for each plan used for determining future net periodic benefit cost is based on a review of highly rated long-term bonds.  The pre-retirement rate for the Company’s U.S. Plans is based on a bond portfolio that includes only long-term bonds with an Aa rating, or equivalent, from a major rating agency.  The Company believes the timing and amount of cash flows related to the bonds included in this portfolio is expected to match the estimated defined benefit payment streams of its U.S. Plans.  In determining the long-term rate of return for a plan, the Company considers the historical rates of return, the nature of the plan’s investments and an expectation for the plan’s investment strategies.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  The assumed weighted-average health care cost trend rate for the coming year is 9.34% while the ultimate trend rate of 5.00% is expected to be reached in fiscal 2016.  A one-percentage-point change in assumed health care cost trend rates for fiscal 2008 would have had the following effects:

(In millions)	One-Percentage-Point Increase	One-Percentage-Point Decrease

Effect on total service and interest costs	$1.2	$(1.1)
Effect on post-retirement benefit obligations	$10.9	$(9.8)

Amounts recognized in accumulated other comprehensive (income) loss (before tax) as of June 30, 2008 are as follows:

	Pension Plans		Other than Pension Plans
(In millions)	U.S.	International	Post-retirement	Total

Net actuarial (gains) losses, beginning of year	$48.2	$33.6	$10.1	$91.9
Actuarial (gains) losses recognized	19.0	21.1	(1.9)	38.2
Amortization of amounts included in net periodic benefit cost	(1.7)	(6.6)	(0.1)	(8.4)
Translation adjustments	—	0.3	—	0.3
Net actuarial (gains) losses, end of year	65.5	48.4	8.1	122.0

Net prior service cost (credit), beginning of year	5.2	1.7	(0.1)	6.8
Prior service cost (credit) recognized	2.1	31.9	—	34.0
Amortization of amounts included in net periodic benefit cost	(0.7)	(0.3)	—	(1.0)
Net prior service cost (credit), end of year	6.6	33.3	(0.1)	39.8

Net transition obligation (asset), beginning of year	—	—	—	—
Amortization of amounts included in net periodic benefit cost	—	(0.1)	—	(0.1)
Net transition obligation (asset), end of year	—	(0.1)	—	(0.1)

Total amounts recognized in accumulated other comprehensive (income) loss	$72.1	$81.6	$8.0	$161.7

Amounts in accumulated other comprehensive (income) loss expected to be amortized as components of net periodic benefit cost during fiscal 2009 are as follows:

	Pension Plans		Other than Pension Plans
(In millions)	U.S.	International	Post-retirement

Prior service cost	$0.7	$2.8	$—
Net actuarial loss	$1.7	$0.8	$—

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company’s pension plans at June 30 are as follows:

	Pension Plans
	Retirement Growth Account		Restoration		International
(In millions)	2008	2007	2008	2007	2008	2007

Projected benefit obligation	$348.1	$351.2	$84.5	$89.3	$404.4	$294.8
Accumulated benefit obligation	$299.1	$299.4	$65.7	$71.8	$353.0	$255.1
Fair value of plan assets	$420.0	$430.5	$—	$—	$345.7	$281.8

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

International pension plans with projected benefit obligations in excess of the plans’ assets had aggregate projected benefit obligations of $298.6 million and $115.4 million and aggregate fair value of plan assets of $216.2 million and $53.6 million at June 30, 2008 and 2007, respectively.  International pension plans with accumulated benefit obligations in excess of the plans’ assets had aggregate accumulated benefit obligations of $95.2 million and $81.2 million and aggregate fair value of plan assets of $41.4 million and $35.3 million at June 30, 2008 and 2007, respectively.

	Pension Plans		Other Than Pension Plans
(In millions)	U.S.	International	Post-retirement
Expected Cash Flows:
Expected employer contributions for year ending June 30, 2009	$15.0	$45.9	N/A
Expected benefit payments for year ending June 30,
2009	33.6	18.7	$4.1
2010	34.2	14.1	4.6
2011	35.0	18.0	5.3
2012	34.5	19.4	5.9
2013	36.1	17.9	6.7
Years 2014 - 2018	205.9	113.4	43.5

Plan Assets:
Target asset allocation at June 30, 2008
Equity	44%	41%	N/A
Debt securities	34%	42%	N/A
Other	22%	17%	N/A
	100%	100%	N/A

Actual asset allocation at June 30, 2008
Equity	40%	45%	N/A
Debt securities	42%	38%	N/A
Other	18%	17%	N/A
	100%	100%	N/A

Actual asset allocation at June 30, 2007
Equity	49%	55%	N/A
Debt securities	31%	29%	N/A
Other	20%	16%	N/A
	100%	100%	N/A

The target asset allocation policy was set to maximize returns with consideration to the long-term nature of the obligations and maintaining a lower level of overall volatility through the allocation to fixed income.  During the year, the asset allocation is reviewed for adherence to the target policy and is rebalanced periodically towards the target weights.

401(k) Savings Plan (U.S.)

The Company’s 401(k) Savings Plan (“Savings Plan”) is a contributory defined contribution plan covering substantially all regular U.S. employees who have completed the hours and service requirements, as defined by the plan document.  Regular full-time employees are eligible to participate in the Savings Plan thirty days following their date of hire.  The Savings Plan is subject to the applicable provisions of ERISA.  The Company matches a portion of the participant’s contributions after one year of service under a predetermined formula based on the participant’s contribution level.  The Company’s contributions were approximately $18.7 million, $13.7 million and $10.6 million for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.  Shares of the Company’s Class A Common Stock are not an investment option in the Savings Plan and the Company does not use such shares to match participants’ contributions.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Compensation

The Company accrues for deferred compensation and interest thereon, and for the increase in the value of share units pursuant to agreements with certain key executives and outside directors.  The amounts included in the accompanying consolidated balance sheets under these plans were $67.9 million and $69.6 million as of June 30, 2008 and 2007.  The expense for fiscal 2008, 2007 and 2006 was $9.2 million, $8.5 million and $11.6 million, respectively.

NOTE 14 – POST-EMPLOYMENT BENEFITS OTHER THAN TO RETIREES

The Company provides certain post-employment benefits to eligible former or inactive employees and their dependents during the period subsequent to employment but prior to retirement.  These benefits include health care coverage and severance benefits.  The cost of providing these benefits is accrued and any incremental benefits were not material to the Company’s consolidated financial results.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The following table summarizes scheduled maturities of the Company’s contractual obligations for which cash flows are fixed and determinable as of June 30, 2008:

		Payments Due in Fiscal
	Total	2009	2010	2011	2012	2013	Thereafter
	(In millions)

Debt service (1)	$2,192.2	$176.6	$70.4	$61.1	$309.8	$56.8	$1,517.5
Operating lease commitments (2)	1,338.5	200.8	180.9	156.0	132.6	119.3	548.9
Unconditional purchase obligations (3)	2,081.2	1,157.0	228.4	191.3	158.4	150.0	196.1
Gross unrecognized tax benefits and interest – current (4)	75.7	75.7	—	—	—	—	—
Total contractual obligations	$5,687.6	$1,610.1	$479.7	$408.4	$600.8	$326.1	$2,262.5

(1)

Includes long-term and short-term debt and the related projected interest costs, and to a lesser extent, capital lease commitments. Interest costs on long-term and short-term debt are projected to be $57.6 million in fiscal 2009, $58.8 million in fiscal 2010, $57.4 million in each of the years from fiscal 2011 through fiscal 2012, $42.5 million in fiscal 2013 and $713.8 million thereafter. Projected interest costs on variable rate instruments were calculated using market rates at June 30, 2008. Refer to Note 11.

(2)	Total rental expense included in the accompanying consolidated statements of earnings was $230.8 million in fiscal 2008, $201.6 million in fiscal 2007 and $182.9 million in fiscal 2006.
(3)

Unconditional purchase obligations primarily include inventory commitments, estimated future earn-out payments, estimated royalty payments pursuant to license agreements, advertising commitments, capital improvement commitments, planned funding of pension and other post-retirement benefit obligations, commitments pursuant to executive compensation arrangements and obligations related to the Company’s cost savings initiative. Future earn-out payments and future royalty and advertising commitments were estimated based on planned future sales for the term that was in effect at June 30, 2008, without consideration for potential renewal periods.

(4)

Refer to Note 9 for information regarding unrecognized tax benefits. During the fourth quarter of fiscal 2008, the Company made a cash payment of $35.0 million to the U.S. Treasury as an advance deposit, which is not reflected as a reduction to the $75.7 million. As of June 30, 2008, the noncurrent portion of the Company’s unrecognized tax benefits, including related accrued interest and penalties was $177.3 million. At this time, the settlement period for the noncurrent portion of the unrecognized tax benefits, including related accrued interest and penalties, cannot be determined and therefore was not included.

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

NOTE 16 – COMMON STOCK

As of June 30, 2008, the Company’s authorized common stock consists of 650 million shares of Class A Common Stock, par value $.01 per share, and 240 million shares of Class B Common Stock, par value $.01 per share.  Class B Common Stock is convertible into Class A Common Stock, in whole or in part, at any time and from time to time at the option of the holder, on the basis of one share of Class A Common Stock for each share of Class B Common Stock converted.  Holders of the Company’s Class A Common Stock are entitled to one vote per share and holders of the Company’s Class B Common Stock are entitled to ten votes per share.

Information about the Company’s common stock outstanding is as follows:

	Class A	Class B
	(Shares in thousands)

Balance at June 30, 2005	132,663.4	87,640.9
Acquisition of treasury stock	(11,216.3)	—
Conversion of Class B to Class A	2,335.0	(2,335.0)
Stock-based compensation	2,673.0	—
Balance at June 30, 2006	126,455.1	85,305.9
Acquisition of treasury stock	(22,477.6)	—
Conversion of Class B to Class A	3,501.1	(3,501.1)
Stock-based compensation	5,044.8	—
Balance at June 30, 2007	112,523.4	81,804.8
Acquisition of treasury stock	(3,106.3)	—
Conversion of Class B to Class A	3,737.5	(3,737.5)
Stock-based compensation	3,685.2	—
Balance at June 30, 2008	116,839.8	78,067.3

On September 18, 1998, the Company’s Board of Directors authorized a share repurchase program to repurchase a total of up to 8.0 million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  The Board of Directors authorized the repurchase of up to 10.0 million additional shares of Class A Common Stock in both October 2002 and May 2004, and an additional 20.0 million in each of May 2005, February 2007 and November 2007, increasing the total authorization under the share repurchase program to 88.0 million shares.  As of June 30, 2008, approximately 64.1 million shares have been purchased under this program.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accelerated Share Repurchase Program

In March 2007, the Company repurchased approximately 15,960,800 shares of its outstanding Class A Common Stock for $750.0 million through an accelerated share repurchase program with a financial counterparty.  These shares were accounted for as treasury stock, carried at cost, and reflected as a reduction to stockholders’ equity.  In August 2007, the financial counterparty informed the Company that it had completed its obligations under the agreement.  The per-share price paid by the Company at inception of the program exceeded the final volume weighted average price per share, as defined by the contract.  Accordingly, the Company received 97,417 shares of its Class A Common Stock from the financial counterparty as a price adjustment and final settlement, which was recorded as treasury stock and additional paid-in capital in the consolidated balance sheet.

NOTE 17 – STOCK PROGRAMS

As of June 30, 2008, the Company has three active equity compensation plans which include the Amended and Restated Fiscal 2002 Share Incentive Plan, the Fiscal 1999 Share Incentive Plan and the Non-Employee Director Share Incentive Plan (collectively, the “Plans”).  These Plans currently provide for the issuance of 33,194,400 shares, which consist of shares originally provided for and shares transferred to the Plans from a previous plan and employment agreement, to be granted in the form of stock-based awards to key employees, consultants and non-employee directors of the Company.  As of June 30, 2008, approximately 7,184,400 shares of Class A Common Stock were reserved and available to be granted pursuant to these Plans, subject to the approval by the Stock Plan Subcommittee of the Company’s Board of Directors of expected payouts for performance share units (“PSU”) vested as of June 30, 2008.  The Company may satisfy the obligation of its stock-based compensation awards with either new or treasury shares.  The Company’s stock compensation awards outstanding at June 30, 2008 include stock options, PSUs, restricted stock units (“RSU”) and share units.

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of, stock options, PSUs, RSUs and share units.  Compensation expense attributable to net stock-based compensation for fiscal 2008, 2007 and 2006 was $47.2 million ($31.2 million after tax), $43.2 million ($28.3 million after tax) and $35.7 million ($23.4 million after tax), respectively.  As of June 30, 2008, the total unrecognized compensation cost related to nonvested stock-based awards was $27.6 million and the related weighted-average period over which it is expected to be recognized is approximately 1.6 years.

Stock Options

A summary of the Company’s stock option programs as of June 30, 2008 and changes during the fiscal year then ended, is presented below:

(Shares in thousands)	Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value(1) (in millions)	Weighted- Average Contractual Life Remaining in Years

Outstanding at June 30, 2007	22,572.0	$41.42
Granted at fair value	1,693.7	42.64
Exercised	(3,338.5)	35.18
Expired	(252.0)	44.32
Forfeited	(368.0)	40.50
Outstanding at June 30, 2008	20,307.2	42.53	$110.6	4.0

Exercisable at June 30, 2008	17,179.4	42.89	$92.2	3.2

(1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The per-share weighted-average grant date fair value of stock options granted during fiscal 2008, 2007 and 2006 was $14.36, $13.69 and $11.87, respectively.  The total intrinsic value of stock options exercised during fiscal 2008, 2007 and 2006 was $33.2 million, $72.3 million and $38.0 million, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended June 30
	2008	2007	2006
Weighted-average expected stock-price volatility	25%	24%	23%
Weighted-average expected option life	8 years	8 years	8 years
Average risk-free interest rate	4.5%	4.7%	4.3%
Average dividend yield	1.2%	1.2%	.9%

Performance Share Units

During fiscal 2008, the Company issued 119,200 PSUs, which will be settled in stock subject to the achievement of the Company’s net sales and net earnings per share goals for the three years ending June 30, 2010 and subject to the continued employment of the grantees.  Settlement will be made pursuant to a range of opportunities relative to the net sales and diluted net earnings per common share targets of the Company and, as such, the compensation cost of the PSU is subject to adjustment based upon the attainability of these target goals.  No settlement will occur for results below the applicable minimum threshold and additional shares shall be issued if performance exceeds the targeted performance goals.  PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSU.  These awards are subject to the provisions of the agreement under which the PSUs are granted.  The PSUs were valued at the closing market value of the Company’s Class A Common Stock on the date of grant and generally vest at the end of the performance period.  Approximately 78,400 shares of the Company’s Class A Common Stock are anticipated to be issued, relative to the target goals set at the time of issuance, in settlement of the 96,600 PSUs that vested as of June 30, 2008.  These awards will be settled in the first quarter of fiscal 2009, subject to the approval of the Stock Plan Subcommittee of the Company’s Board of Directors.

The following is a summary of the status of the Company’s PSUs as of June 30, 2008 and activity during the fiscal year then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share
Nonvested at June 30, 2007	230.1	$37.36
Granted	119.2	42.58
Vested	(96.6)	35.00
Forfeited	(63.4)	39.76
Nonvested at June 30, 2008	189.3	41.05

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

The Company granted approximately 585,000 RSUs during fiscal 2008.  At the time of grant, 324,700 were scheduled to vest on October 31, 2008, 169,000 on November 2, 2009 and 91,300 on November 1, 2010, all subject to the continued employment or retirement of the grantees.  Certain RSUs granted in fiscal 2008 are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the RSU and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.  Other RSUs granted in fiscal 2008 are not accompanied by dividend equivalent rights and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant less the discounted present value of the dividends expected to be paid on the shares during the vesting period.

The following is a summary of the status of the Company’s RSUs as of June 30, 2008 and activity during the fiscal year then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share
Nonvested at June 30, 2007	659.4	$38.74
Granted	585.0	42.02
Vested	(346.7)	38.90
Forfeited	(83.7)	40.48
Nonvested at June 30, 2008	814.0	40.85

Share Units

The Company grants share units to certain non-employee directors under the Non-Employee Director Share Incentive Plan.  The share units are convertible into shares of Class A Common Stock as provided for in that plan.  Share units are accompanied by dividend equivalent rights that are converted to additional share units when such dividends are declared.  The following is a summary of the status of the Company’s share units as of June 30, 2008 and activity during the fiscal year then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share
Outstanding at June 30, 2007	13.8	$37.65
Granted	4.1	44.25
Dividend equivalents	0.2	43.79
Converted	—	—
Outstanding at June 30, 2008	18.1	39.21

Cash Units

Certain non-employee directors defer cash compensation in the form of cash payout share units, which are not subject to the Plans.  These share units are classified as liabilities and, as such, their fair value is adjusted to reflect the current market value of the Company’s Class A Common Stock.  The Company recorded $0.5 million, $0.8 million and $0.5 million as compensation expense to reflect additional deferrals and the change in the market value for fiscal 2008, 2007 and 2006, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – NET EARNINGS PER COMMON SHARE

For the years ended June 30, 2008, 2007 and 2006, net earnings per common share (“basic EPS”) is computed by dividing net earnings by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions).  Net earnings per common share assuming dilution (“diluted EPS”) is computed by reflecting potential dilution from stock-based awards and contingently issuable shares.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Year Ended June 30
	2008	2007	2006
	(In millions, except per share data)

Numerator:
Net earnings from continuing operations	$473.8	$448.7	$324.5
Discontinued operations, net of tax	—	0.5	(80.3)
Net earnings attributable to common stock	$473.8	$449.2	$244.2

Denominator:
Weighted average common shares outstanding – Basic	193.9	204.3	215.0
Effect of dilutive stock options	2.6	3.2	2.4
Effect of restricted stock units and performance share units	0.6	0.2	0.0
Effect of contingently issuable shares pursuant to accelerated share repurchase program	—	0.1	—
Weighted average common shares outstanding – Diluted	197.1	207.8	217.4

Basic net earnings per common share:
Net earnings from continuing operations	$2.44	$2.20	$1.51
Discontinued operations, net of tax	—	.00	(.37)
Net earnings	$2.44	$2.20	$1.14

Diluted net earnings per common share:
Net earnings from continuing operations	$2.40	$2.16	$1.49
Discontinued operations, net of tax	—	.00	(.37)
Net earnings	$2.40	$2.16	$1.12

As of June 30, 2008, 2007 and 2006, outstanding options to purchase 7.1 million, 6.0 million and 13.6 million shares, respectively, of Class A Common Stock were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.  As of June 30, 2008, 2007 and 2006, 0.2 million, 0.2 million and 0.1 million, respectively, of performance share units have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 17.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of Accumulated other comprehensive income (“OCI”) included in the accompanying consolidated balance sheets consist of the following:

	Year Ended June 30
	2008	2007	2006
	(In millions)

Net unrealized investment gains, beginning of year	$0.8	$0.5	$0.4
Unrealized investment gains (losses)	(0.9)	0.5	0.1
Benefit (provision) for deferred income taxes	0.4	(0.2)	—
Net unrealized investment gains, end of year	0.3	0.8	0.5

Net derivative instruments, beginning of year	8.2	10.3	12.0
Gain (loss) on derivative instruments	(4.7)	(7.4)	5.2
Benefit (provision) for deferred income taxes on derivative instruments	1.6	2.5	(1.7)
Reclassification to earnings during the year	4.2	4.2	(8.3)
Benefit (provision) for deferred income taxes on reclassification	(1.4)	(1.4)	3.1
Net derivative instruments, end of year	7.9	8.2	10.3

Net minimum pension liability adjustments, beginning of year	—	(6.1)	(36.0)
Minimum pension liability adjustments	—	(6.7)	41.4
Benefit (provision) for deferred income taxes	—	2.7	(11.5)
Adjustment to initially apply SFAS No. 158, net of tax	—	10.1	—
Net minimum pension liability adjustments, end of year	—	—	(6.1)

Net pension and post-retirement adjustments, beginning of year	(67.4)	—	—
Adjustment to initially apply SFAS No. 158	—	(98.7)	—
Changes in plan assets and benefit obligations:
Net actuarial gains (losses) recognized	(38.2)	—	—
Net prior service credit (cost) recognized	(34.0)	—	—
Translation adjustments	(0.3)	—	—
Amortization of amounts included in net periodic benefit cost:
Net actuarial (gains) losses	8.4	—	—
Net prior service cost (credit)	1.0	—	—
Net transition asset (obligation)	0.1	—	—
Benefit (provision) for deferred income taxes	21.6	31.3	—
Net pension and post-retirement adjustments, end of year	(108.8)	(67.4)	—

Cumulative translation adjustments, beginning of year	113.1	60.0	33.0
Translation adjustments	103.7	53.1	27.0
Benefit (provision) for deferred income taxes	(5.4)	—	—
Cumulative translation adjustments, end of year	211.4	113.1	60.0

Accumulated other comprehensive income	$110.8	$54.7	$64.7

Of the $7.9 million, net of tax, derivative instrument gain recorded in OCI at June 30, 2008, $9.0 million, net of tax, related to the October 2003 gain from the settlement of the treasury lock agreements upon the issuance of the Company’s 5.75% Senior Notes due October 2033, which is being reclassified to earnings as an offset to interest expense over the life of the debt.  Partially offsetting this gain was $0.6 million, net of tax, related to a loss from the settlement of a series of forward-starting interest rate swap agreements upon the issuance of the Company’s 6.00% Senior Notes due May 2037, which will be reclassified to earnings as an addition to interest expense over the life of the debt.  Also partially offsetting the net derivative instrument gain recorded in OCI was $0.5 million in losses, net of tax, related to foreign currency forward and option contracts which the Company will reclassify to earnings during the next twelve months.

Refer to Note 13 for the discussion regarding the net pension and post-retirement adjustments.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – STATEMENT OF CASH FLOWS

Supplemental cash flow information related to certain non-cash investing and financing transactions for fiscal 2008, 2007 and 2006 is as follows:

	2008	2007	2006
	(In millions)

Long-term debt issued upon acquisition of business	$23.9	$—	$—
Incremental tax benefit from the exercise of stock options	$10.9	$16.0	$6.4
Change in liability associated with acquisition of business	$8.3	$2.1	$(36.1)
Capital lease obligations incurred	$9.7	$5.1	$1.5
Accrued dividend equivalents	$0.2	$0.2	$0.1
Interest rate swap derivative mark to market	$19.5	$0.6	$(16.5)

NOTE 21 – SEGMENT DATA AND RELATED INFORMATION

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

	Year Ended June 30
	2008	2007	2006
	(In millions)
PRODUCT CATEGORY DATA
Net Sales:
Skin Care	$2,996.8	$2,601.0	$2,400.8
Makeup	3,000.4	2,712.7	2,504.2
Fragrance	1,432.0	1,308.6	1,213.3
Hair Care	427.1	377.1	318.7
Other	54.5	38.1	26.8
	$7,910.8	$7,037.5	$6,463.8

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended June 30
	2008	2007	2006
	(In millions )

Depreciation and Amortization:
Skin Care	$88.5	$75.4	$71.1
Makeup	94.6	84.6	81.3
Fragrance	45.2	36.7	35.4
Hair Care	20.3	9.3	9.8
Other	2.1	1.2	0.8
	$250.7	$207.2	$198.4

Operating Income (Loss):
Skin Care	$405.6	$341.5	$346.4
Makeup	359.4	339.3	329.4
Fragrance	36.2	28.1	7.7
Hair Care	11.5	42.5	26.5
Other	(1.6)	(0.4)	1.7
Special charges related to cost savings initiative	(0.4)	(1.1)	(92.1)
	810.7	749.9	619.6

Reconciliation:
Interest expense, net	(66.8)	(38.9)	(23.8)
Earnings before income taxes, minority interest and discontinued operations	$743.9	$711.0	$595.8

GEOGRAPHIC DATA
Net Sales:
The Americas	$3,711.5	$3,560.9	$3,446.4
Europe, the Middle East & Africa	3,006.7	2,493.4	2,147.7
Asia/Pacific	1,192.6	983.2	869.7
	$7,910.8	$7,037.5	$6,463.8

Operating Income (Loss):
The Americas	$228.3	$336.4	$344.1
Europe, the Middle East & Africa	433.1	321.4	297.5
Asia/Pacific	149.7	93.2	70.1
Special charges related to cost savings initiative	(0.4)	(1.1)	(92.1)
	$810.7	$749.9	$619.6

Total Assets:
The Americas	$2,931.0	$2,534.5	$2,305.9
Europe, the Middle East & Africa	1,672.0	1,268.1	1,175.0
Asia/Pacific	408.2	323.1	303.2
	$5,011.2	$4,125.7	$3,784.1

Long-Lived Assets (property, plant and equipment, net):
The Americas	$670.8	$580.1	$500.5
Europe, the Middle East & Africa	312.3	250.7	213.2
Asia/Pacific	60.0	50.0	44.3
	$1,043.1	$880.8	$758.0

The Company is domiciled in the United States.  Net sales in the United States in fiscal 2008, 2007 and 2006 were $3,276.2 million, $3,224.5 million and $3,141.4 million, respectively.  The Company’s long-lived assets in the United States at June 30, 2008, 2007 and 2006 were $597.8 million, $520.1 million and $452.7 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – UNAUDITED QUARTERLY FINANCIAL DATA

The following summarizes the unaudited quarterly operating results of the Company for the years ended June 30, 2008 and 2007:

	Quarter Ended
	September 30	December 31	March 31	June 30	Total Year
	(In millions, except per share data )

Fiscal 2008
Net sales	$1,710.1	$2,308.8	$1,879.8	$2,012.1	$7,910.8
Gross profit	1,254.3	1,730.3	1,407.9	1,521.5	5,914.0
Operating income	77.9	370.5	161.2	201.1	810.7
Net earnings from continuing operations	39.1	224.4	90.1	120.2	473.8
Net earnings	39.1	224.4	90.1	120.2	473.8

Net earnings per common share from continuing operations:
Basic	.20	1.16	.47	.62	2.44
Diluted	.20	1.14	.46	.61	2.40

Net earnings per common share:
Basic	.20	1.16	.47	.62	2.44
Diluted	.20	1.14	.46	.61	2.40

Fiscal 2007
Net sales	$1,593.5	$1,991.1	$1,690.5	$1,762.4	$7,037.5
Gross profit	1,165.4	1,492.1	1,264.5	1,340.7	5,262.7
Operating income	99.9	332.4	156.7	160.9	749.9
Net earnings from continuing operations	58.0	208.5	93.8	88.4	448.7
Net earnings	58.3	208.4	93.9	88.6	449.2

Net earnings per common share from continuing operations:
Basic	.28	1.00	.46	.46	2.20
Diluted	.27	.99	.45	.45	2.16

Net earnings per common share:
Basic	.28	1.00	.46	.46	2.20
Diluted	.27	.99	.45	.45	2.16

THE ESTÉE LAUDER COMPANIES INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended June 30, 2008

(In millions)

COL. A	COL. B	COL. C		COL. D		COL. E
		Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	Deductions		Balance at End of Period

Reserves deducted in the balance sheet from the assets to which they apply:

Allowance for doubtful accounts and customer deductions:

Year ended June 30, 2008	$23.3	$13.2	$—	$10.2	(a)	$26.3

Year ended June 30, 2007	$27.1	$14.4	$—	$18.2	(a)	$23.3

Year ended June 30, 2006	$28.9	$10.2	$—	$12.0	(a)	$27.1

Accrued restructuring and special charges:

Year ended June 30, 2008	$39.9	$0.4	$—	$17.5		$22.8

Year ended June 30, 2007	$88.0	$1.1	$—	$49.2		$39.9

Year ended June 30, 2006	$21.9	$92.1	$—	$26.0		$88.0

(a)          Includes amounts written-off, net of recoveries.

S - 1

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

3.4	Amended and Restated Bylaws (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on August 21, 2008) (SEC File No. 1-14064).*

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

4.5	Global Note for 5.75% Senior Notes due 2033 (filed as Exhibit 4.3 to our Current Report on Form 8-K dated September 29, 2003) (SEC File No. 1-14064).*

4.6	Officers’ Certificate, dated May 1, 2007, defining certain terms of the 5.550% Senior Notes due 2017 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated May 1, 2007) (SEC File No. 1-14064).*

4.7	Global Note for 5.550% Senior Notes due 2017 (filed as Exhibit 4.3 to our Current Report on Form 8-K dated May 1, 2007) (SEC File No. 1-14064).*

4.8	Officers’ Certificate, dated May 1, 2007, defining certain terms of the 6.000% Senior Notes due 2037 (filed as Exhibit 4.2 to our Current Report on Form 8-K dated May 1, 2007) (SEC File No. 1-14064).*

4.9	Global Note for 6.000% Senior Notes due 2037 (filed as Exhibit 4.4 to our Current Report on Form 8-K dated May 1, 2007) (SEC File No. 1-14064).*

10.1	Stockholders’ Agreement, dated November 22, 1995 (filed as Exhibit 10.1 to our Annual Report on Form 10-K for the year ended June 30, 2003) (SEC File No. 1-14064).*

10.1a	Amendment No. 1 to Stockholders’ Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1996) (SEC File No. 1-14064).*

10.1b	Amendment No. 2 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1996) (SEC File No. 1-14064).*

10.1c	Amendment No. 3 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997) (SEC File No. 1-14064).*

10.1d	Amendment No. 4 to Stockholders’ Agreement (filed as Exhibit 10.1d to our Annual Report on Form 10-K for the year ended June 30, 2000) (SEC File No. 1-14064).*

10.1e	Amendment No. 5 to Stockholders’ Agreement (filed as Exhibit 10.1e to our Annual Report on Form 10-K for the year ended June 30, 2002) (SEC File No. 1-14064).*

10.1f	Amendment No. 6 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004) (SEC File No. 1-14064).*

10.2	Registration Rights Agreement, dated November 22, 1995 (filed as Exhibit 10.2 to our Annual Report on Form 10-K for the year ended June 30, 2003) (SEC File No. 1-14064).*

10.2a	First Amendment to Registration Rights Agreement (filed as Exhibit 10.3 to our Annual Report on Form 10-K for the year ended June 30, 1996) (SEC File No. 1-14064).*

10.2b	Second Amendment to Registration Rights Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997) (SEC File No. 1-14064).*

10.2c	Third Amendment to Registration Rights Agreement (filed as Exhibit 10.2c to our Annual Report on Form 10-K for the year ended June 30, 2001) (SEC File No. 1-14064).*

10.2d	Fourth Amendment to Registration Rights Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2003) (SEC File No. 1-14064).*

10.3	Fiscal 1999 Share Incentive Plan dated November 5, 1998 (filed as Exhibit 4(c) to our Registration Statement on Form S-8 (No. 333-66851) on November 5, 1998).* †

10.3a	Form of Stock Option Agreement under Fiscal 1999 Share Incentive Plan (filed as Exhibit 10.3b to our Annual Report on Form 10-K for the year ended June 30, 2004) (SEC File No. 1-14064).* †

10.4	The Estee Lauder Companies Retirement Growth Account Plan (filed as Exhibit 10.5 to our Annual Report on Form 10-K for the year ended June 30, 2003) (SEC File No. 1-14064).* †

10.5	The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.6 to our Annual Report on Form 10-K for the year ended June 30, 1999) (SEC File No. 1-14064).* †

10.5a	Amendment to The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.6a to our Annual Report on Form 10-K for the year ended June 30, 2005).* †

10.6	Executive Annual Incentive Plan (filed as Exhibit 10.7 to our Annual Report on Form 10-K for the year ended June 30, 2005).* †

10.7	Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Annual Report on Form 10-K for the year ended June 30, 2001) (SEC File No. 1-14064).* †

10.7a	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8a to our Annual Report on Form 10-K for the year ended June 30, 2002) (SEC File No. 1-14064).* †

10.7b	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.2 to our Current Report on Form 8-K dated November 10, 2005) (SEC File No. 1-14064).* †

10.7c

Option Agreement, dated November 16, 1995, with Leonard A. Lauder (Exhibit B to Mr. Lauder’s 1995 employment agreement) (filed as Exhibit 10.8b to our Annual Report on Form 10-K for the year ended June 30, 2003) (SEC File No. 1-14064).* †

10.8

Option Agreement, dated November 16, 1995, with Ronald S. Lauder (Exhibit B to Mr. Lauder’s 1995 employment agreement) (filed as Exhibit 10.9b to our Annual Report on Form 10-K for the year ended June 30, 2003) (SEC File No. 1-14064).* †

10.9	Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 3, 2007) (SEC File No. 1-14064).* †

10.9a	Amendment to Employment Agreement with William P. Lauder (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 14, 2007) (SEC File No. 1-14064).* †

10.10	Employment Agreement with Daniel J. Brestle (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 17, 2007) (SEC File No. 1-14064).* †

10.10a	Amendment to Employment Agreement with Daniel J. Brestle (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on November 14, 2007) (SEC File No. 1-14064).* †

10.11	Employment Agreement with Patrick Bousquet-Chavanne (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 29, 2007) (SEC File No. 1-14064).* †

10.12	Employment Agreement, as amended, with Fabrizio Freda (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2007) (SEC File No. 1-14064).* †

10.13	Employment Agreement with Richard W. Kunes (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006) (SEC file No. 1-14064).* †

10.14	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (filed as Exhibit 10.14 to our Annual Report on Form 10-K for the year ended June 30, 2001) (SEC File No. 1-14064).* †

10.15	Form of Deferred Compensation Agreement (stock-based) with Outside Directors (filed as Exhibit 10.15 to our Annual Report on Form 10-K for the year ended June 30, 2001) (SEC File No. 1-14064).* †

10.16

The Estée Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended and restated on November 9, 2007) (filed as Exhibit 99.1 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).*†

10.16a

Form of Stock Option Agreement for Annual Stock Option Grants under Non-Employee Director Share Incentive Plan (filed as Exhibit 99.2 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).*†

10.16b

Form of Stock Option Agreement for Elective Stock Option Grants under Non-Employee Director Share Incentive Plan (filed as Exhibit 99.3 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).*†

10.17	The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on September 25, 2007) (SEC File No. 1-14064).* †

10.17a	Form of Stock Option Agreement under Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q dated May 4, 2006) (SEC File No. 1-14064).* †

10.17b

Form of Performance Share Unit Award Agreement Under The Estee Lauder Companies Inc. Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.3 to our Current Report on Form 8-K dated September 26, 2005) (SEC File No. 1-14064).* †

10.17c

Form of Restricted Stock Unit Agreement Under The Estee Lauder Companies Inc. Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.4 to our Current Report on Form 8-K dated September 26, 2005) (SEC File No. 1-14064).* †

10.17d

Form of Performance Share Unit Award Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 25, 2006) (SEC File No. 1-14064).*†

10.17e

Form of Restricted Stock Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 25, 2006) (SEC File No. 1-14064).*†

10.17f

Form of Restricted Stock Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 25, 2006) (SEC File No. 1-14064).*†

10.17g

Form of Stock Option Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on September 25, 2007) (SEC File No. 1-14064).* †

10.17h

Form of Performance Share Unit Award Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.4 to our Current Report on Form 8-K filed on September 25, 2007) (SEC File No. 1-14064).* †

10.17i

Form of Restricted Stock Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.5 to our Current Report on Form 8-K filed on September 25, 2007) (SEC File No. 1-14064).* †

10.17j

Form of Restricted Stock Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.6 to our Current Report on Form 8-K filed on September 25, 2007) (SEC File No. 1-14064).* †

10.18	Summary of Compensation For Non-Employee Directors of the Company (filed as Exhibit 10.1 to our Current Report on Form 8-K dated May 17, 2005) (SEC File No. 1-14064).* †

10.19

$750 Million Credit Agreement, dated April 26, 2007, by and among The Estée Lauder Companies Inc., Estee Lauder Inc., the Eligible Subsidiaries, as defined therein, the lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent (“JPMCB”), Bank of America N.A. and Citibank, N.A., as syndication agents, Bank of Tokyo-Mitsubishi Trust Company and BNP Paribas, as documentation agents and Citigroup Global Markets Inc. and JPMCB, as joint book runners and joint lead arrangers (filed as Exhibit 10.1 to our Current Report on Form 8-K dated April 26, 2007) (SEC File No. 1-14064).*

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