Form 10-Q
period 2008-09-30
ESTEE LAUDER COMPANIES INC
filed 2008-10-28
CIK 1001250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number: 1-14064

The Estée Lauder Companies Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-2408943
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

767 Fifth Avenue, New York, New York	10153
(Address of principal executive offices)	(Zip Code)

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

At October 22, 2008, 118,304,468 shares of the registrant’s Class A Common Stock, $.01 par value, and 78,067,261 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended September 30
	2008	2007
	(In millions, except per share data)

Net Sales	$1,903.5	$1,710.1
Cost of sales	500.1	455.8

Gross Profit	1,403.4	1,254.3

Operating expenses:
Selling, general and administrative	1,310.8	1,176.1
Special charges related to cost savings initiative	0.1	0.3
	1,310.9	1,176.4

Operating Income	92.5	77.9

Interest expense, net	15.3	18.4

Earnings before Income Taxes and Minority Interest	77.2	59.5

Provision for income taxes	27.6	21.1
Minority interest, net of tax	1.5	0.7
Net Earnings	$51.1	$39.1

Net earnings per common share:
Basic	$.26	$.20
Diluted	.26	.20

Weighted-average common shares outstanding:
Basic	195.3	194.0
Diluted	198.8	197.2

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED BALANCE SHEETS

	September 30	June 30
	2008	2008
	(Unaudited)
	($ in millions)
ASSETS
Current Assets
Cash and cash equivalents	$328.8	$401.7
Accounts receivable, net	1,164.9	1,038.8
Inventory and promotional merchandise, net	1,048.4	987.2
Prepaid expenses and other current assets	364.1	359.5
Total current assets	2,906.2	2,787.2

Property, Plant and Equipment, net	1,042.6	1,043.1

Other Assets
Investments, at cost or market value	22.5	24.1
Goodwill and other intangible assets, net	944.5	900.8
Other assets, net	265.9	256.0
Total other assets	1,232.9	1,180.9
Total assets	$5,181.7	$5,011.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$349.9	$118.7
Accounts payable	331.5	361.7
Accrued income taxes	101.2	151.2
Other accrued liabilities	1,041.5	1,067.6
Total current liabilities	1,824.1	1,699.2

Noncurrent Liabilities
Long-term debt	1,082.0	1,078.2
Other noncurrent liabilities	536.1	554.0
Total noncurrent liabilities	1,618.1	1,632.2

Minority Interest	23.1	26.6

Stockholders’ Equity
Common stock, $.01 par value; 650,000,000 shares Class A authorized; shares issued: 183,452,573 at September 30, 2008 and 180,754,534 at June 30, 2008; 240,000,000 shares Class B authorized; shares issued and outstanding: 78,067,261 at September 30, 2008 and June 30, 2008	2.6	2.6
Paid-in capital	1,118.3	979.0
Retained earnings	3,136.2	3,085.1
Accumulated other comprehensive income	40.3	110.8
	4,297.4	4,177.5
Less: Treasury stock, at cost; 65,148,305 Class A shares at September 30, 2008 and 63,914,699 Class A shares at June 30, 2008	(2,581.0)	(2,524.3)
Total stockholders’ equity	1,716.4	1,653.2
Total liabilities and stockholders’ equity	$5,181.7	$5,011.2

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30
	2008	2007
	(In millions)

Cash Flows from Operating Activities
Net earnings	$51.1	$39.1
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	62.6	59.0
Deferred income taxes	(7.1)	(6.4)
Minority interest, net of tax	(1.5)	(0.7)
Non-cash stock-based compensation	22.6	18.9
Excess tax benefits from stock-based compensation arrangements	(1.4)	—
Loss on disposal of fixed assets	4.0	2.4
Other non-cash items	0.8	0.2
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(177.6)	(174.6)
Increase in inventory and promotional merchandise, net	(96.8)	(84.9)
Increase in other assets, net	(23.0)	(12.1)
Decrease in accounts payable	(18.6)	(11.5)
Decrease in accrued income taxes	(25.2)	(11.5)
Increase in other liabilities	13.9	49.3
Net cash flows used for operating activities	(196.2)	(132.8)

Cash Flows from Investing Activities
Capital expenditures	(75.9)	(78.5)
Acquisition of businesses and other intangible assets, net of cash acquired	(63.5)	(116.4)
Proceeds from the disposition of long-term investments	0.9	—
Purchases of long-term investments	(0.4)	(0.4)
Net cash flows used for investing activities	(138.9)	(195.3)

Cash Flows from Financing Activities
Increase in short-term debt, net	220.3	335.5
Repayments and redemptions of long-term debt	(3.1)	(1.3)
Net proceeds from stock-based compensation transactions	109.3	2.7
Excess tax benefits from stock-based compensation arrangements	1.4	—
Payments to acquire treasury stock	(57.0)	(54.4)
Dividends paid to stockholders	(0.1)	—
Net cash flows provided by financing activities	270.8	282.5

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(8.6)	3.3

Net Decrease in Cash and Cash Equivalents	(72.9)	(42.3)
Cash and Cash Equivalents at Beginning of Period	401.7	253.7
Cash and Cash Equivalents at End of Period	$328.8	$211.4

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of The Estée Lauder Companies Inc. and its subsidiaries (collectively, the “Company”).  All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation are of a normal and recurring nature and have been included.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.  For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008.

Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to current period presentation for comparative purposes.

Management Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses reported in those financial statements.  Actual results could differ from those estimates and assumptions.  The Company’s most significant accounting policies relate to revenue recognition, concentration of credit risk, inventory, pension and other post-retirement benefit costs, goodwill and other intangible assets, income taxes and derivatives.  Descriptions of these policies are discussed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008.

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at period-end rates of exchange, while revenue and expenses are translated at weighted average rates of exchange for the period.  Unrealized translation gains or losses are reported as cumulative translation adjustments through other comprehensive income.  Such adjustments amounted to $84.0 million of unrealized translation losses and $30.7 million of unrealized translation gains during the three months ended September 30, 2008 and 2007, respectively.  The accompanying consolidated statements of earnings include net exchange (losses) gains on foreign currency transactions of $(19.9) million and $1.0 million during the three months ended September 30, 2008 and 2007, respectively.

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions of $30.9 million and $26.3 million as of September 30, 2008 and June 30, 2008, respectively.

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

	September 30	June 30
	2008	2008
	(Unaudited)
	(In millions)
Inventory and promotional merchandise, net consists of:
Raw materials	$212.7	$205.4
Work in process	47.7	56.8
Finished goods	561.4	494.7
Promotional merchandise	226.6	230.3
	$1,048.4	$987.2

Property, Plant and Equipment

Property, plant and equipment, including leasehold and other improvements that extend an asset’s useful life or productive capabilities, are carried at cost less accumulated depreciation and amortization.  The cost of assets related to projects in progress of $137.4 million and $129.0 million as of September 30, 2008 and June 30, 2008, respectively, is included in their respective asset categories in the table below.  For financial statement purposes, depreciation is provided principally on the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized on a straight-line basis over the shorter of the lives of the respective leases or the expected useful lives of those improvements.

	September 30	June 30
	2008	2008
	(Unaudited)
	(In millions)
Assets (Useful Life)
Land	$14.6	$14.9
Buildings and improvements (10 to 40 years)	180.0	183.5
Machinery and equipment (3 to 10 years)	1,017.7	1,008.9
Furniture and fixtures (5 to 10 years)	93.4	95.6
Leasehold improvements	1,096.0	1,090.7
	2,401.7	2,393.6
Less accumulated depreciation and amortization	1,359.1	1,350.5
	$1,042.6	$1,043.1

Depreciation and amortization of property, plant and equipment was $59.3 million and $54.0 million during the three months ended September 30, 2008 and 2007, respectively.  Depreciation and amortization related to the Company’s manufacturing process is included in cost of sales and all other depreciation and amortization is included in selling, general and administrative expenses in the accompanying consolidated statements of earnings.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Other Intangible Assets

During the first quarter of fiscal 2009, the Company acquired Applied Genetics Incorporated Dermatics (“AGI”), a manufacturer of cosmetics ingredients (see Note 2).  The Company also acquired businesses engaged in the wholesale distribution and retail sale of Aveda products.  These activities resulted in an increase to goodwill and other intangible assets of $53.8 million as of September 30, 2008.

Income Taxes

As of September 30, 2008 and June 30, 2008, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $196.8 million and $199.0 million, respectively.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $115.3 million.  The total interest and penalties accrued related to unrecognized tax benefits during the three months ended September 30, 2008 in the accompanying consolidated statement of earnings was $2.7 million.  The total gross accrued interest and penalties in the accompanying consolidated balance sheets at September 30, 2008 and June 30, 2008 was $55.6 million and $54.0 million, respectively.  On the basis of the information available as of September 30, 2008, it is reasonably possible that a reduction in a range of $30 million to $60 million of unrecognized tax benefits may occur within 12 months as a result of projected resolutions of global tax examinations and controversies.

Recently Adopted Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).

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

In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date for FASB Statement No. 157” (“FSP No. FAS 157-2”).  This FSP permits the delayed application of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, as defined in this FSP, except for those that are recognized or disclosed at fair value in the financial statements at least annually, until the beginning of the Company’s fiscal 2010.  As of July 1, 2008, the Company adopted SFAS No. 157 (see Note 4), with the exception of its application to nonfinancial assets and nonfinancial liabilities, which the Company will defer in accordance with FSP No. FAS 157-2.  The Company is currently evaluating the impact of adopting SFAS No. 157 at the beginning of fiscal 2010 for such nonfinancial assets and nonfinancial liabilities on its consolidated financial statements.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. FAS 157-3”), which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The FSP is effective upon issuance, including prior periods for which financial statements have not been issued.  Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”).  However, the disclosure provisions in SFAS No. 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application.  The Company adopted SFAS No. 157 beginning in its fiscal 2009 first quarter.  As part of this adoption, the Company evaluated the fair value measurements of its financial assets and liabilities and determined that these instruments are valued in active markets.  As such, the guidance in this FSP did not impact the Company’s consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value.  An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred.  SFAS No. 159 became effective for the Company as of July 1, 2008.  As the Company did not elect the fair value option for its financial instruments (other than those already measured at fair value in accordance with SFAS No. 157), the adoption of this standard did not have an impact on its consolidated financial statements.

Recently Issued Accounting Standards

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

In December 2007, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 07-1, “Collaborative Arrangements,” (“EITF No. 07-1”).  This EITF addresses accounting for collaborative arrangement activities that are conducted without the creation of a separate legal entity for the arrangement.  Revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net by the collaborators pursuant to the guidance in EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and other applicable accounting literature.  Payments to or from collaborators should be presented in the income statement based on the nature of the arrangement, the nature of the company’s business and whether the payments are within the scope of other accounting literature.  Other detailed information related to the collaborative arrangement is also required to be disclosed.  The requirements under this EITF must be applied to collaborative arrangements in existence at the beginning of the Company’s fiscal 2010 using a modified version of retrospective application.  The Company is currently not a party to collaborative arrangement activities, as defined by EITF No. 07-1.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 requires companies to provide qualitative disclosures about their objectives and strategies for using derivative instruments, quantitative disclosures of the fair values and gains and losses of these derivative instruments in a tabular format, as well as more information about liquidity by requiring disclosure of a derivative contract’s credit-risk-related contingent features.  SFAS No. 161 also requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments.  The Company is currently evaluating the disclosure requirements of SFAS No. 161.  The adoption of this disclosure-only standard will not have an impact on the Company’s consolidated financial results.  SFAS No. 161 becomes effective for the March 2009 interim consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  This FSP also adds certain disclosures to those already prescribed in SFAS No. 142.  FSP No. FAS 142-3 becomes effective for fiscal years, and interim periods within those fiscal years, beginning in the Company’s fiscal 2010.  The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date.  The disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date.

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

NOTE 2 – ACQUISITION OF BUSINESSES

During the first quarter of fiscal 2009, the Company acquired AGI, a manufacturer of cosmetics ingredients.  The initial purchase price, paid at closing, was funded by cash provided by operations.  In addition, the Company acquired businesses engaged in the wholesale distribution and retail sale of Aveda products.

The aggregate purchase price for these transactions, which includes acquisition costs, was $57.7 million at September 30, 2008.  The results of operations for each of the acquired businesses are included in the accompanying consolidated financial statements commencing with its date of original acquisition.  Pro forma results of operations as if each of such businesses had been acquired as of the beginning of the year of acquisition and as of the prior-year period have not been presented as the impact on the Company’s consolidated financial results would not have been material.

NOTE 3 – DEBT

During the first quarter of fiscal 2009, the Company issued additional commercial paper, which is being used for general corporate purposes.  As of September 30, 2008 and June 30, 2008, outstanding commercial paper was $299.7 million and $83.9 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – FAIR VALUE MEASUREMENTS

The Company adopted the provisions of SFAS No. 157 for financial assets and liabilities as of July 1, 2008.  The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants at the measurement date.  SFAS No. 157 also establishes a fair value hierarchy which requires the entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

SFAS No. 157 describes three levels of inputs that may be used to measure fair value:

Level 1:	Inputs based on quoted market prices for identical assets or liabilities in active markets at the measurement date.

Level 2:

Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3:

Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instruments valuation.

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Foreign currency forward and option contracts	$—	$14.2	$—	$14.2
Interest rate swap contracts	—	14.1	—	14.1
Available-for-sale securities	14.7	—	—	14.7
Total	14.7	28.3	—	43.0

Liabilities:
Foreign currency forward contracts	$—	$3.8	$—	$3.8

Foreign Currency Forward and Option Contracts - The fair values of the Company’s foreign currency forward and option contracts were valued using pricing models, with all significant inputs derived from or corroborated by observable market data such as yield curves, currency spot and forward rates and currency volatilities.

Interest Rate Swap Contracts - The fair values of the Company’s outstanding interest rate swap contracts were determined based on non-binding offers from the counterparties that are corroborated by observable market data.

Available-For-Sale Securities - Available-for-sale securities are generally comprised of mutual funds and are valued using quoted market prices on an active exchange.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – PENSION AND POST-RETIREMENT BENEFIT PLANS

The Company maintains pension plans covering substantially all of its full-time employees for its U.S. operations and a majority of its international operations.  The Company also maintains a domestic post-retirement benefit plan which provides certain medical and dental benefits to eligible employees.  Descriptions of these plans are discussed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008.

The components of net periodic benefit cost for the three months ended September 30, 2008 and 2007 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement
(Unaudited) (In millions)	2008	2007	2008	2007	2008	2007

Service cost	$5.2	$4.9	$4.4	$3.9	$1.0	$1.0
Interest cost	7.0	6.6	5.1	3.5	1.8	1.6
Expected return on plan assets	(8.3)	(7.9)	(5.3)	(3.6)	—	—
Amortization of:
Prior service cost	0.2	0.2	0.7	0.1	—	—
Actuarial loss	0.4	0.4	0.2	1.5	—	0.1
Net periodic benefit cost	$4.5	$4.2	$5.1	$5.4	$2.8	$2.7

The Company previously disclosed in its consolidated financial statements for the fiscal year ended June 30, 2008 that it expected to make cash contributions totaling approximately $15 million to its trust based, noncontributory qualified defined benefit pension plan (“U.S. Qualified Plan”) and approximately $46 million to its international defined benefit pension plans during the fiscal year ending June 30, 2009.  During the first quarter of fiscal 2009, the Company made a discretionary contribution to the U.S. Qualified Plan of $5.0 million and does not currently anticipate further discretionary contributions for the remainder of the fiscal year.  In addition, as of September 30, 2008, the expected contributions to the international defined benefit pension plans are currently anticipated to be approximately $44 million for the fiscal year ending June 30, 2009.

NOTE 6 – COMMON STOCK

During the three months ended September 30, 2008, the Company purchased approximately 1.2 million shares of its Class A Common Stock for $57.0 million.

NOTE 7 – STOCK PROGRAMS

As of September 30, 2008, the Company has three active equity compensation plans which include the Amended and Restated Fiscal 2002 Share Incentive Plan, the Fiscal 1999 Share Incentive Plan and the Non-Employee Director Share Incentive Plan (collectively, the “Plans”).  These Plans currently provide for the issuance of 33,194,400 shares, which consist of shares originally provided for and shares transferred to the Plans from a previous plan and employment agreement, to be granted in the form of stock-based awards to key employees, consultants and non-employee directors of the Company.  As of September 30, 2008, approximately 4,052,100 shares of Class A Common Stock were reserved and available to be granted pursuant to these Plans.  The Company may satisfy the obligation of its stock-based compensation awards with either new or treasury shares.  The Company’s stock compensation awards outstanding at September 30, 2008 include stock options, performance share units (“PSU”), restricted stock units (“RSU”) and share units.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of, stock options, PSUs, RSUs and share units.  Compensation expense attributable to net stock-based compensation during the three months ended September 30, 2008 and 2007 was $22.6 million and $18.9 million, respectively.  As of September 30, 2008, the total unrecognized compensation cost related to nonvested stock-based awards was $72.1 million and the related weighted-average period over which it is expected to be recognized is approximately 2.2 years.

Stock Options

A summary of the Company’s stock option programs as of September 30, 2008 and changes during the three months then ended, is presented below:

(Unaudited) (Shares in thousands)	Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value(1) (in millions)	Weighted- Average Contractual Life Remaining in Years

Outstanding at June 30, 2008	20,307.2	$42.53
Granted at fair value	1,745.4	52.83
Exercised	(2,626.7)	41.69
Expired	(28.5)	46.54
Forfeited	(17.2)	41.22
Outstanding at September 30, 2008	19,380.2	43.57	$138.6	4.5

Exercisable at September 30, 2008	14,593.9	43.08	$110.2	3.0

(1) The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

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

The per-share weighted-average grant date fair value of stock options granted during the three months ended September 30, 2008 and 2007 was $17.47 and $14.34, respectively.  The total intrinsic value of stock options exercised during the three months ended September 30, 2008 and 2007 was $24.7 million and $0.7 million, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30
(Unaudited)	2008	2007
Weighted-average expected stock-price volatility	28%	24%
Weighted-average expected option life	8 years	8 years
Average risk-free interest rate	3.4%	4.5%
Average dividend yield	1.2%	1.2%

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Share Units

During the three months ended September 30, 2008, the Company granted 131,000 PSUs, which will be settled in stock subject to the achievement of the Company’s net sales and net earnings per share goals for the three years ending June 30, 2011 and subject to the continued employment of the grantees.  Settlement will be made pursuant to a range of opportunities relative to the net sales and diluted net earnings per common share targets of the Company and, as such, the compensation cost of the PSU is subject to adjustment based upon the attainability of these target goals.  No settlement will occur for results below the applicable minimum threshold and additional shares shall be issued if performance exceeds the targeted performance goals.  PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSU.  These awards are subject to the provisions of the agreement under which the PSUs are granted.  The PSUs were valued at the closing market value of the Company’s Class A Common Stock on the date of grant and generally vest at the end of the performance period.  In September 2008, 78,400 shares of the Company’s Class A Common Stock were issued and related accrued dividends were paid, relative to the target goals set at the time of issuance, in settlement of 96,600 PSUs which vested as of June 30, 2008.

The following is a summary of the status of the Company’s PSUs as of September 30, 2008 and activity during the three months then ended:

		Weighted-Average
		Grant Date
(Unaudited) (Shares in thousands)	Shares	Fair Value Per Share
Nonvested at June 30, 2008	189.3	$41.05
Granted	131.0	52.83
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2008	320.3	45.87

Restricted Stock Units

The Company granted approximately 617,200 RSUs during the three months ended September 30, 2008.  At the time of grant, 343,500 were scheduled to vest on November 2, 2009, 178,700 on November 1, 2010 and 95,000 on October 31, 2011, all subject to the continued employment or retirement of the grantees.  Certain RSUs granted in fiscal 2009 are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the RSU and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.  Other RSUs granted in fiscal 2009 are not accompanied by dividend equivalent rights and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant less the discounted present value of the dividends expected to be paid on the shares during the vesting period.

The following is a summary of the status of the Company’s RSUs as of September 30, 2008 and activity during the three months then ended:

		Weighted-Average
		Grant Date
(Unaudited) (Shares in thousands)	Shares	Fair Value Per Share
Nonvested at June 30, 2008	814.0	$40.85
Granted	617.2	52.40
Vested	—	—
Forfeited	(10.9)	40.94
Nonvested at September 30, 2008	1,420.3	45.87

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share Units

The Company grants share units to certain non-employee directors under the Non-Employee Director Share Incentive Plan.  The share units are convertible into shares of Class A Common Stock as provided for in that plan.  Share units are accompanied by dividend equivalent rights that are converted to additional share units when such dividends are declared.  The following is a summary of the status of the Company’s share units as of September 30, 2008 and activity during the three months then ended:

		Weighted-Average
		Grant Date
(Unaudited) (Shares in thousands)	Shares	Fair Value Per Share
Outstanding at June 30, 2008	18.1	$39.21
Granted	—	—
Dividend equivalents	—	—
Converted	—	—
Outstanding at September 30, 2008	18.1	39.21

Cash Units

Certain non-employee directors defer cash compensation in the form of cash payout share units, which are not subject to the Plans.  These share units are classified as liabilities and, as such, their fair value is adjusted to reflect the current market value of the Company’s Class A Common Stock.  The Company recorded $0.3 million and $0.1 million as compensation expense to reflect additional deferrals and the change in the market value for the three months ended September 30, 2008 and 2007, respectively.

NOTE 8 – NET EARNINGS PER COMMON SHARE

Net earnings per common share (“basic EPS”) is computed by dividing net earnings by the weighted-average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions).  Net earnings per common share assuming dilution (“diluted EPS”) is computed by reflecting potential dilution from stock-based awards.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three Months Ended September 30
	2008	2007
	(Unaudited)
	(In millions, except per share data)
Numerator:
Net earnings	$51.1	$39.1

Denominator:
Weighted-average common shares outstanding – Basic	195.3	194.0
Effect of dilutive stock options	2.9	2.7
Effect of restricted stock units	0.6	0.5
Weighted-average common shares outstanding – Diluted	198.8	197.2

Net earnings per common share:
Basic	$.26	$.20
Diluted	.26	.20

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2008 and 2007, outstanding options to purchase 7.4 million and 10.1 million shares, respectively, of Class A Common Stock were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.  As of September 30, 2008 and 2007, 0.3 million of PSUs have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 7.

NOTE 9 – COMPREHENSIVE INCOME (LOSS)

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

Comprehensive income (loss) and its components, net of tax, are as follows:

	Three Months Ended September 30
	2008	2007
	(Unaudited)
	(In millions)
Net earnings	$51.1	$39.1
Other comprehensive income (loss):
Net unrealized investment gain (loss)	(0.1)	(0.2)
Net derivative instruments gain (loss)	8.7	(0.9)
Amounts included in net periodic benefit cost, net	4.9	1.3
Translation adjustments	(84.0)	30.7

Other comprehensive income (loss)	(70.5)	30.9

Comprehensive income (loss)	$(19.4)	$70.0

The accumulated net gain (loss) on derivative instruments consists of the following:

	Three Months Ended September 30
	2008	2007
	(Unaudited)
	(In millions)
OCI-derivative instruments, beginning of period	$7.9	$8.2
Gain (loss) on derivative instruments	13.1	(1.4)
Reclassification to earnings of net (gain) loss during the period	0.3	—
Adjustment for deferred income taxes	(4.7)	0.5

Net derivative instruments gain (loss)	8.7	(0.9)

OCI-derivative instruments, end of period	$16.6	$7.3

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Of the $16.6 million, net of tax, derivative instrument gain recorded in OCI at September 30, 2008, $8.9 million, net of tax, related to the October 2003 gain from the settlement of the treasury lock agreements upon the issuance of the Company’s 5.75% Senior Notes due October 2033, which will be reclassified to earnings as an offset to interest expense over the life of the debt.  Also included in the net derivative instrument gain recorded in OCI was $8.3 million in gains, net of tax, related to foreign currency forward and option contracts, which the Company will reclassify to earnings during the next nine months.  Partially offsetting these gains was $0.6 million, net of tax, related to a loss from the settlement of a series of forward-starting interest rate swap agreements upon the issuance of the Company’s 6.00% Senior Notes due May 2037, which will be reclassified to earnings as an addition to interest expense over the life of the debt.

At the end of the prior period, the $7.3 million, net of tax, derivative instrument gain recorded in OCI included $9.0 million, net of tax, related to the October 2003 gain from the settlement of the treasury lock agreements upon the issuance of the Company’s 5.75% Senior Notes due October 2033, which will be reclassified to earnings as an offset to interest expense over the life of the debt.  Partially offsetting this gain was $0.6 million, net of tax, related to a loss from the settlement of a series of forward-starting interest rate swap agreements upon the issuance of the Company’s 6.00% Senior Notes due May 2037, which will be reclassified to earnings as an addition to interest expense over the life of the debt.  Also partially offsetting the net derivative instrument gain recorded in OCI was $1.1 million in losses, net of tax, related to foreign currency forward contracts, which were subsequently reclassified to earnings.

NOTE 10 – STATEMENT OF CASH FLOWS

Supplemental cash flow information for the three months ended September 30, 2008 and 2007 were as follows:

	2008	2007
	(Unaudited)
	(In millions)
Cash
Cash paid during the period for interest	$11.9	$10.9
Cash paid during the period for income taxes	$59.8	$38.1

Non-cash investing and financing activities
Long-term debt issued upon acquisition of business	$—	$23.8
Liabilities incurred for acquisitions	$1.4	$3.6
Incremental tax benefit from the exercise of stock options	$(7.8)	$(0.2)
Capital lease obligations incurred	$14.0	$0.2
Interest rate swap derivative mark to market	$3.3	$9.0

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – SEGMENT DATA AND RELATED INFORMATION

Reportable operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the “Chief Executive”) in deciding how to allocate resources and in assessing performance.  Although the Company does business in one operating segment, beauty products, management also evaluates performance on a product category basis.  Performance is measured based upon net sales and operating income.  Operating income represents earnings before income taxes, minority interest and net interest expense.  The accounting policies for the Company’s reportable segment are substantially the same as those for the consolidated financial statements, as described in the segment data and related information footnote included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008.  The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information is produced for the Chief Executive or included herein.  There has been no significant variance in the total or long-lived asset value associated with the Company’s segment data since June 30, 2008.

	Three Months Ended September 30
	2008	2007
	(Unaudited) (In millions)
PRODUCT CATEGORY DATA
Net Sales:
Skin Care	$716.8	$619.5
Makeup	742.9	663.1
Fragrance	327.8	313.0
Hair Care	98.8	102.6
Other	17.2	11.9
	$1,903.5	$1,710.1
Operating Income (Loss):
Skin Care	$43.5	$35.8
Makeup	54.4	41.1
Fragrance	(5.5)	(5.0)
Hair Care	(1.0)	7.4
Other	1.2	(1.1)
Special charges related to cost savings initiative	(0.1)	(0.3)
	92.5	77.9
Reconciliation:
Interest expense, net	15.3	18.4
Earnings before income taxes and minority interest	$77.2	$59.5

GEOGRAPHIC DATA
Net Sales:
The Americas	$939.0	$898.9
Europe, the Middle East & Africa	641.5	551.2
Asia/Pacific	323.0	260.0
	$1,903.5	$1,710.1
Operating Income (Loss):
The Americas	$56.5	$52.4
Europe, the Middle East & Africa	7.6	9.0
Asia/Pacific	28.5	16.8
Special charges related to cost savings initiative	(0.1)	(0.3)
	$92.5	$77.9

THE ESTÉE LAUDER COMPANIES INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories which are distributed in over 140 countries and territories.  The following is a comparative summary of operating results for the three months ended September 30, 2008 and 2007, and reflects the basis of presentation described in Note 1 of Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies for all periods presented.  Sales of products and services that do not meet our definition of skin care, makeup, fragrance or hair care have been included in the “other” category.

	Three Months Ended September 30
	2008	2007
	(In millions)
NET SALES
By Region:
The Americas	$939.0	$898.9
Europe, the Middle East & Africa	641.5	551.2
Asia/Pacific	323.0	260.0
	$1,903.5	$1,710.1

By Product Category:
Skin Care	$716.8	$619.5
Makeup	742.9	663.1
Fragrance	327.8	313.0
Hair Care	98.8	102.6
Other	17.2	11.9
	$1,903.5	$1,710.1
OPERATING INCOME (LOSS)
By Region:
The Americas	$56.5	$52.4
Europe, the Middle East & Africa	7.6	9.0
Asia/Pacific	28.5	16.8
Special charges related to cost savings initiative	(0.1)	(0.3)
	$92.5	$77.9

By Product Category:
Skin Care	$43.5	$35.8
Makeup	54.4	41.1
Fragrance	(5.5)	(5.0)
Hair Care	(1.0)	7.4
Other	1.2	(1.1)
Special charges related to cost savings initiative	(0.1)	(0.3)
	$92.5	$77.9

THE ESTÉE LAUDER COMPANIES INC.

The following table presents certain consolidated earnings data as a percentage of net sales:

	Three Months Ended September 30
	2008	2007

Net sales	100.0%	100.0%
Cost of sales	26.3	26.7
Gross profit	73.7	73.3

Operating expenses:
Selling, general and administrative	68.9	68.8
Special charges related to cost savings initiative	—	—
	68.9	68.8

Operating income	4.8	4.5
Interest expense, net	0.8	1.0

Earnings before income taxes and minority interest	4.0	3.5
Provision for income taxes	1.4	1.2
Minority interest, net of tax	0.1	—

Net earnings	2.7%	2.3%

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

The recent challenges and uncertainties in the economies of certain key countries, including the United States, are likely to impact consumer demand, which may have an adverse impact on the financial strength of our customers that are retailers.  These will likely affect our future net sales and operating results.  We are reviewing our plans and taking actions to mitigate the impact of these conditions.  Our future net sales and operating results may also be impacted by changes in foreign currency exchange rates.  The dramatic strengthening of the U.S. dollar subsequent to September 30, 2008 will likely have a negative impact on our results during the fiscal second quarter. If the current exchange rates persist or the U.S. dollar continues to strengthen, there will be an adverse impact on our results for the full fiscal year.

First Quarter Fiscal 2009 as Compared with First Quarter Fiscal 2008

NET SALES

Net sales increased 11%, or $193.4 million, to $1,903.5 million, primarily led by net sales growth in our skin care and makeup product categories.  Our fragrance product category experienced modest net sales growth while hair care net sales declined slightly.  Net sales grew in every geographic region, led by Asia/Pacific and Europe, the Middle East & Africa.  Excluding the impact of foreign currency translation, net sales increased 10%.

Product Categories

Skin Care

Net sales of skin care products increased 16%, or $97.3 million, to $716.8 million.  The recent launches of Perfectionist [CP+] Wrinkle Lifting Serum and Cyber White EX from Estée Lauder and Moisture Surge Extended Thirst Relief, Superdefense SPF 25 Age Defense Moisturizer, Even Better Skin Tone Corrector and Redness Solutions from Clinique contributed incremental sales of approximately $68 million, combined.  Net sales increases from products in Clinique’s 3-Step Skin Care System, as well as Advanced Night Repair and Resilience Lift Extreme Ultra Firming products from Estée Lauder, totaled approximately $28 million.  These improvements were partially offset by approximately $22 million of lower sales from other existing products in the Perfectionist line from Estée Lauder and Moisture Surge and Superdefense lines from Clinique.  Excluding the impact of foreign currency translation, skin care net sales increased 14%.

THE ESTÉE LAUDER COMPANIES INC.

Makeup

Makeup net sales increased 12%, or $79.8 million, to $742.9 million reflecting increases from our makeup artist brands of approximately $38 million, particularly driven by strong growth internationally.  The recent launches of High Impact Lip Colour SPF 15 and reformulated Superfit Makeup from Clinique and Estée Lauder Signature Blush and Sumptuous Bold Volume Lifting Mascara from Estée Lauder contributed incremental sales of approximately $44 million, combined.  This growth was partially offset by approximately $15 million of lower sales of existing Superfit Makeup products and Superbalm Moisturizing Gloss from Clinique and Estée Lauder Signature Silky Eyeshadow Duo from Estée Lauder.  Excluding the impact of foreign currency translation, makeup net sales increased 11%.

Fragrance

Net sales of fragrance products increased 5%, or $14.8 million, to $327.8 million.  The recent launches of Estée Lauder Sensuous and DKNY Delicious Night collectively contributed approximately $31 million to the category.  Higher net sales of approximately $8 million of various Tom Ford and Jo Malone fragrances also contributed to the increase.  Partially offsetting the growth in this category were lower sales of Sean John Unforgivable, Estée Lauder pleasures, DKNY Be Delicious and DKNY Red Delicious Women of approximately $28 million, collectively.  While current year sales levels compared favorably to the prior-year period, we anticipate continued challenges due to competitive pressures in this product category, primarily in the United States.  Excluding the impact of foreign currency translation, fragrance net sales increased 3%.

Hair Care

Hair care net sales decreased 4%, or $3.8 million, to $98.8 million.  Net sales from Bumble and bumble declined primarily as a result of the conclusion of its hotel amenities program in the third quarter of fiscal 2008 and, to a lesser extent, a softer salon retail environment in the United States.  These declines were partially offset by higher sales from Aveda, primarily as a result of the launch of Dry Remedy Shampoo and Conditioner and the acquisition of an independent distributor in Australia.  Excluding the impact of foreign currency translation, hair care net sales decreased 4%.

Geographic Regions

Net sales in the Americas increased 4%, or $40.1 million to $939.0 million.  Higher net sales from certain of our core brands, as well as our makeup artist brands, in the United States contributed approximately $19 million to the increase.  Net sales growth in Latin America and Canada contributed an additional $13 million to the increase.  We believe that current economic conditions in this region, particularly in the department store channel, as well as competitive pressures, have negatively impacted certain of our businesses.

In Europe, the Middle East & Africa, net sales increased 16%, or $90.3 million, to $641.5 million.  Net sales increases of approximately $61 million were driven by our travel retail business, Russia, the United Kingdom, Germany and Italy, as well as in the Middle East, which converted from a distributor market to an affiliate in the prior year.  The performance in these countries primarily reflected net sales growth in our makeup artist brands and certain of our core brands.  While net sales increased in virtually all countries in the region, net sales growth rates are anticipated to slow in certain key countries due to current economic conditions.  Excluding the impact of foreign currency translation, net sales in Europe, the Middle East & Africa increased 14%.

Net sales in Asia/Pacific increased 24%, or $63.0 million, to $323.0 million, reflecting growth in all countries in the region.  This increase reflected higher net sales of approximately $55 million in China, Japan, Hong Kong, Korea and Australia.  Despite the softening of certain retail environments in this region, most brands delivered double-digit net sales growth.  Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 21%.

We believe the economic conditions that are currently having a negative impact on the global economy will likely have an adverse impact on our future financial performance.  We cannot predict with certainty the magnitude of the impact or how it will vary across each of our geographic regions.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

THE ESTÉE LAUDER COMPANIES INC.

COST OF SALES

Cost of sales as a percentage of total net sales decreased to 26.3% as compared with 26.7% in the prior-year period.  Cost of sales as a percentage of net sales reflected a favorable change in the mix of our business of approximately 40 basis points, a decrease in the level and timing of promotional activities of approximately 30 basis points and a positive effect of exchange rates of approximately 20 basis points.  Partially offsetting these improvements was an increase in obsolescence charges of approximately 50 basis points.

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

OPERATING EXPENSES

Operating expenses increased to 68.9% of net sales as compared with 68.8% of net sales in the prior-year period.  Company-wide cost containment and contingency plan efforts to maintain expenses in line with our business needs resulted in an operating expense margin improvement of approximately 140 basis points.  These initiatives were offset by net losses from foreign exchange transactions of approximately 110 basis points and incremental costs of global information technology systems and infrastructure of approximately 50 basis points.

Changes in advertising, sampling and merchandising spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

OPERATING RESULTS

Operating income increased 19%, or $14.6 million, to $92.5 million as compared with the prior-year period.  Operating margin improved to 4.8% of net sales as compared with 4.5% in the prior-year period, reflecting the increase in our gross margin partially offset by the increase in our operating expense margin, as previously discussed.

Product Categories

Makeup operating income increased 32%, or $13.3 million, to $54.4 million, primarily reflecting improved results from certain of our core brands and from our makeup artist brands.  Skin care operating income increased 22%, or $7.7 million, to $43.5 million, primarily reflecting improved results from certain of our core brands driven by increased net sales from new launches.  Fragrance operating results declined 10%, or $0.5 million, primarily reflecting lower net sales of designer fragrance products, partially offset by favorable results related to launches of new Estée Lauder fragrances.  Hair care operating results declined over 100%, or $8.4 million, primarily reflecting lower sales of Bumble and bumble products due to the conclusion of its hotel amenities program and an increase in selling and marketing expenses related to the positioning of the Ojon brand for future growth.

Geographic Regions

Operating income in the Americas increased 8%, or $4.1 million, to $56.5 million, driven by higher sales from certain of our core brands and our makeup artist brands, coupled with cost containment and contingency plan efforts.  These favorable results were partially offset by difficulties experienced by our hair care brands in the United States and incremental costs of information technology systems and infrastructure as previously discussed.

In Europe, the Middle East & Africa, operating income decreased 16%, or $1.4 million, to $7.6 million.  This decrease reflected lower results of approximately $20 million in Russia, Spain and France, inclusive of additional provisions for receivables and inventory.  Partially offsetting these decreases were improved results from our travel retail business, the United Kingdom and Germany of approximately $19 million, collectively.

In Asia/Pacific, operating income increased 70%, or $11.7 million, to $28.5 million, primarily reflecting improved results in Japan, Korea, Hong Kong and China of approximately $10 million, collectively.  Partially offsetting these improvements were lower results in Taiwan and New Zealand of approximately $1 million, combined.

THE ESTÉE LAUDER COMPANIES INC.

INTEREST EXPENSE, NET

Net interest expense was $15.3 million as compared with $18.4 million in the prior-year period.  This decrease primarily resulted from lower average borrowing rates and lower average balances of outstanding commercial paper.

PROVISION FOR INCOME TAXES

The provision for income taxes represents Federal, foreign, state and local income taxes.  The effective rate differs from statutory rates due to the effect of state and local income taxes, tax rates in foreign jurisdictions and certain nondeductible expenses.  Our effective tax rate will change from quarter to quarter based on recurring and non-recurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, state and local income taxes, tax audit settlements and the interaction of various global tax strategies.  In addition, changes in judgment from the evaluation of new information resulting in the recognition, derecognition or remeasurement of a tax position taken in a prior annual period are recognized separately in the quarter of the change.

The effective rate for income taxes for the three months ended September 30, 2008 was 35.8% as compared with 35.5% in the prior-year period.  The increase in the effective income tax rate of 30 basis points was primarily attributable to a net increase in the gross amount of unrecognized tax benefits and related interest accruals.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad.  At September 30, 2008, we had cash and cash equivalents of $328.8 million compared with $401.7 million at June 30, 2008.

At September 30, 2008, our outstanding borrowings were as follows:

	Long-term Debt	Short-term Debt	Total Debt
	(In millions)

6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (1)	$296.2	$—	$296.2
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”) (2)	197.5	—	197.5
5.55% Senior Notes, due May 15, 2017 (“2017 Senior Notes”) (3)	313.7	—	313.7
6.00% Senior Notes, due January 15, 2012 (“2012 Senior Notes”) (4)	242.5	—	242.5
$13.5 million promissory note due August 31, 2012 (5)	15.6	—	15.6
$7.0 million promissory note due July 31, 2009 (6)	—	8.0	8.0
Commercial paper maturing through November 2008 (2.16% average interest rate)	—	299.7	299.7
Turkish lira overdraft facility	—	17.7	17.7
Other borrowings	16.5	24.5	41.0
	$1,082.0	$349.9	$1,431.9

(1)	Consists of $300.0 million principal and unamortized debt discount of $3.8 million.
(2)	Consists of $200.0 million principal and unamortized debt discount of $2.5 million.
(3)	Consists of $300.0 million principal, unamortized debt discount of $0.4 million and a $14.1 million adjustment to reflect the fair value of outstanding interest rate swaps.
(4)

Consists of $250.0 million principal, unamortized debt discount of $0.4 million and a $7.1 million adjustment to reflect the remaining termination value of an interest rate swap that is being amortized to interest expense over the life of the debt.

(5)	Consists of $13.5 million face value and unamortized premium of $2.1 million.
(6)	Consists of $7.0 million face value, capitalized interest of $0.7 million and unamortized premium of $0.3 million.

THE ESTÉE LAUDER COMPANIES INC.

We have a $750.0 million commercial paper program under which we may issue commercial paper in the United States.  Our commercial paper is currently rated A-1 by Standard & Poor’s and P-1 by Moody’s.  Our long-term credit ratings are A with a stable outlook by Standard & Poor’s and A2 with a stable outlook by Moody’s.  At September 30, 2008, we had $299.7 million of commercial paper outstanding, which we may refinance on a periodic basis as it matures at then-prevailing market interest rates.  We also have $207.1 million in additional uncommitted credit facilities, of which $31.3 million was used as of September 30, 2008.

We have an undrawn $750.0 million senior unsecured revolving credit facility that expires on April 26, 2012.  This facility may be used primarily to provide credit support for our commercial paper program, to repurchase shares of our common stock and for general corporate purposes.  Up to the equivalent of $250 million of the credit facility is available for multi-currency loans.  The interest rate on borrowings under the credit facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or ½% plus the Federal funds rate.  We incurred costs of approximately $0.3 million to establish the facility which will be amortized over the term of the facility.  The credit facility has an annual fee of $0.4 million, payable quarterly, based on our current credit ratings.  As of September 30, 2008, we were in compliance with all related financial and other restrictive covenants, including limitations on indebtedness and liens.

As part of the purchase price related to the July 2007 acquisition of Ojon Corporation, we have (i) an outstanding promissory note due July 31, 2009 with a notional value of $7.0 million and capitalized interest of $0.7 million (present value of $8.0 million at September 30, 2008), bearing interest at 10.00% due at maturity and (ii) an outstanding promissory note due August 31, 2012 with a notional amount of $13.5 million (present value of $15.6 million at September 30, 2008), bearing interest at 10.00% payable annually on July 31.  The notes due in 2009 and 2012 were recorded in the accompanying consolidated balance sheet at present value using effective rates of 5.11% and 5.42%, respectively.

We have a fixed rate promissory note agreement with a financial institution pursuant to which we may borrow up to $150.0 million in the form of loan participation notes through one of our subsidiaries in Europe.  The interest rate on borrowings under this agreement is at an all-in fixed rate determined by the lender and agreed to by us at the date of each borrowing.  At September 30, 2008, no borrowings were outstanding under this agreement.  Debt issuance costs incurred related to this agreement were de minimis.

We have an overdraft borrowing agreement with a financial institution pursuant to which our subsidiary in Turkey may be credited to satisfy outstanding negative daily balances arising from its business operations.  The total balance outstanding at any time shall not exceed 30.0 million Turkish lira.  The interest rate applicable to each such credit shall be up to a maximum of 175 basis points per annum above the spot rate charged by the lender or the lender’s floating call rate agreed to by us at each borrowing.  There were no debt issuance costs incurred related to this agreement.  The outstanding balance at September 30, 2008 of 21.9 million Turkish lira ($17.7 million at the exchange rate at September 30, 2008) is classified as short-term debt in our consolidated balance sheet.

We have a 3.0 billion Japanese yen revolving credit facility that expires on March 24, 2009.  The interest rate on borrowings under the credit facility is based on TIBOR (Tokyo Interbank Offered Rate) and a 10 basis point facility fee is incurred on the undrawn balance.  The outstanding balance at September 30, 2008 of 200.0 million Japanese yen ($1.9 million at the exchange rate at September 30, 2008) is classified as short-term debt in our consolidated balance sheet.

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

Total debt as a percent of total capitalization was 45% at September 30, 2008 and 42% at June 30, 2008.

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

THE ESTÉE LAUDER COMPANIES INC.

Cash Flows

Net cash used for operating activities was $196.2 million during the three months ended September 30, 2008 as compared with net cash used of $132.8 million in the prior-year period.  The change in operating cash outflows in the first quarter of this fiscal year, as compared with the first quarter of the prior fiscal year, was primarily impacted by the timing of payments and costs related to accrued advertising merchandising and sampling activities and employee compensation as well as an increase in pension contributions in support of required funding obligations of a particular affiliate related to a previously disclosed plan amendment.  The increase in the use of cash also reflected higher payments for income taxes and higher global inventory levels to support our previously forecasted sales activity.

Net cash used for investing activities was $138.9 million during the three months ended September 30, 2008 compared with $195.3 million in the prior-year period.  Investing activities during the fiscal 2009 quarter primarily reflected cash payments related to counters and leasehold improvements, global information technology systems and infrastructure, as well as the acquisitions of Applied Genetics Incorporated Dermatics and businesses engaged in the wholesale distribution and retail sale of Aveda products.  Additional cash used for investing activities in the prior-year period was related to the purchases of Ojon Corporation and an Aveda distributor.

Net cash provided by financing activities was $270.8 million during the three months ended September 30, 2008 compared with $282.5 million in the prior-year period.  This change primarily reflected less proceeds from the issuance of commercial paper, partially offset by an increase in proceeds from employee stock transactions.

Share Repurchase Program

We are authorized by the Board of Directors to repurchase up to 88.0 million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  As of September 30, 2008, the cumulative total of acquired shares pursuant to the authorization was 65.3 million, reducing the remaining authorized share repurchase balance to 22.7 million.  During the three months ended September 30, 2008, we purchased approximately 1.2 million shares pursuant to the authorization for $55.3 million as outlined in the following table:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
July 2008	674,700		$43.79	674,700	23,266,841
August 2008	198,700		$44.50	198,700	23,068,141
September 2008	367,261	(2)	$50.70	333,709	22,734,432
	1,240,661		$45.95	1,207,109	22,734,432

(1)             The initial program covering the repurchase of 8.0 million shares was announced in September 1998 and increased by 20.0 million shares each in November 2007, February 2007 and May 2005 and 10.0 million shares in both May 2004 and October 2002.

(2)             Includes shares that were repurchased by the Company in connection with shares withheld to satisfy tax obligations upon the settlement of performance share units earned as of June 30, 2008.

Commitments, Contingencies and Contractual Obligations

Since June 30, 2008 we made additional commitments pursuant to employment agreements.  These commitments will result in an increase to our contractual obligations previously disclosed in our Annual Report on Form 10-K for periods beyond fiscal 2009.  Unconditional purchase obligations related to these agreements are expected to increase approximately $6 million in fiscal 2010 and 2011.

THE ESTÉE LAUDER COMPANIES INC.

Derivative Financial Instruments and Hedging Activities

There have been no significant changes to our derivative financial instruments and hedging activities as discussed in our Annual Report on Form 10-K for the year ended June 30, 2008.

Foreign Exchange Risk Management

We enter into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with our identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on our costs and on the cash flows that we receive from foreign subsidiaries.  The majority of foreign currency forward contracts is denominated in currencies of major industrial countries and is with large financial institutions rated as investment grade by a major rating agency.  We also enter into foreign currency option contracts to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The foreign currency forward and option contracts entered into to hedge anticipated transactions have been designated as cash-flow hedges.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology.  The ineffective portion of both foreign currency forward and option contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses accumulated in other comprehensive income are reclassified to current-period earnings.  As of September 30, 2008, these cash-flow hedges were highly effective, in all material respects.

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

At September 30, 2008, we had foreign currency forward contracts and option contracts in the amount of $1,082.3 million and $51.9 million, respectively.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the Euro ($234.8 million), Swiss franc ($189.9 million), British pound ($170.8 million), Canadian dollar ($111.6 million), Australian dollar ($70.2 million), Russian ruble ($65.7 million) and Hong Kong dollar ($51.2 million).  The foreign currencies included in foreign currency option contracts (notional value stated in U.S. dollars) are principally the Canadian dollar ($30.0 million) and the South Korean won ($17.9 million).

Interest Rate Risk Management

We enter into interest rate derivative contracts to manage the exposure to fluctuations of interest rates on our funded indebtedness and anticipated issuance of debt for periods consistent with the identified exposures.  All interest rate derivative contracts are with large financial institutions rated as investment grade by a major rating agency.

We have interest rate swap agreements, with a notional amount totaling $250.0 million, to effectively convert the fixed rate interest on our 2017 Senior Notes to variable interest rates based on six-month LIBOR.  The interest rate swaps were designated as fair-value hedges.  As of September 30, 2008, these fair-value hedges were highly effective, in all material respects.

Market Risk

Using the value-at-risk model, as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, our average value-at-risk, calculated for the most recent twelve months, is $13.7 million related to our foreign currency forward and option contracts.  As of September 30, 2008, our average value-at-risk related to our interest rate contracts for the twelve month period for which these contracts were outstanding was $23.4 million.  There have been no significant changes in market risk since June 30, 2008 that would have a material effect on our calculated value-at-risk exposure, as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

THE ESTÉE LAUDER COMPANIES INC.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

CRITICAL ACCOUNTING POLICIES

As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions.  Our most critical accounting policies relate to revenue recognition, concentration of credit risk, inventory, pension and other post-retirement benefit costs, goodwill and other intangible assets, income taxes and derivatives.  Since June 30, 2008, there have been no significant changes to the assumptions and estimates related to our critical accounting policies.

RECENTLY ADOPTED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).

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

In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date for FASB Statement No. 157” (“FSP No. FAS 157-2”).  This FSP permits the delayed application of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, as defined in this FSP, except for those that are recognized or disclosed at fair value in the financial statements at least annually, until the beginning of our fiscal 2010.  As of July 1, 2008, we adopted SFAS No. 157, with the exception of its application to nonfinancial assets and nonfinancial liabilities, which we will defer in accordance with FSP No. FAS 157-2.  We are currently evaluating the impact of adopting SFAS No. 157 at the beginning of fiscal 2010 for such nonfinancial assets and nonfinancial liabilities on our consolidated financial statements.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. FAS 157-3”), which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The FSP is effective upon issuance, including prior periods for which financial statements have not been issued.  Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”).  However, the disclosure provisions in SFAS No. 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application.  We adopted SFAS No. 157 beginning in our fiscal 2009 first quarter.  As part of this adoption, we evaluated the fair value measurements of our financial assets and liabilities and determined that these instruments are valued in active markets.  As such, the guidance in this FSP did not impact our consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value.  An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred.  SFAS No. 159 became effective for us as of July 1, 2008.  As we did not elect the fair value option for our financial instruments (other than those already measured at fair value in accordance with SFAS No. 157) or other assets and liabilities, the adoption of this standard did not have an impact on our consolidated financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

In December 2007, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 07-1, “Collaborative Arrangements,” (“EITF No. 07-1”).  This EITF addresses accounting for collaborative arrangement activities that are conducted without the creation of a separate legal entity for the arrangement.  Revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net by the collaborators pursuant to the guidance in EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and other applicable accounting literature.  Payments to or from collaborators should be presented in the income statement based on the nature of the arrangement, the nature of the company’s business and whether the payments are within the scope of other accounting literature.  Other detailed information related to the collaborative arrangement is also required to be disclosed.  The requirements under this EITF must be applied to collaborative arrangements in existence at the beginning of our fiscal 2010 using a modified version of retrospective application.  We are currently not a party to collaborative arrangement activities, as defined by EITF No. 07-1.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 requires companies to provide qualitative disclosures about their objectives and strategies for using derivative instruments, quantitative disclosures of the fair values and gains and losses of these derivative instruments in a tabular format, as well as more information about liquidity by requiring disclosure of a derivative contract’s credit-risk-related contingent features.  SFAS No. 161 also requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments.  The adoption of this disclosure-only standard will not have an impact on our consolidated financial results.  SFAS No. 161 becomes effective for the March 2009 interim consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”).  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  This FSP also adds certain disclosures to those already prescribed in SFAS No. 142.  FSP No. FAS 142-3 becomes effective for fiscal years, and interim periods within those fiscal years, beginning in the Company’s fiscal 2010.  The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date.  The disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date.

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

(10) changes in global or local conditions, including those due to the volatility in the global credit and equity markets, natural or man-made disasters, real or perceived epidemics, or energy costs, that could affect consumer purchasing, the willingness or ability of consumers to travel and/or purchase our products while traveling, the financial strength of our customers, suppliers or other contract counterparties, our operations, the cost and availability of capital which we may need for new equipment, facilities or acquisitions, the returns that we are able to generate on our pension assets and the resulting impact on funding obligations, the cost and availability of raw materials and the assumptions underlying our critical accounting estimates;

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

(12) real estate rates and availability, which may affect our ability to increase or maintain the number of retail locations at which we sell our products and the costs associated with our other facilities;

(13) changes in product mix to products which are less profitable;

(14) our ability to acquire, develop or implement new information and distribution technologies on a timely basis and within our cost estimates;

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

(17) the timing and impact of acquisitions and divestitures, which depend on willing sellers and buyers, respectively; and

(18) additional factors as described in our filings with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

We assume no responsibility to update forward-looking statements made herein or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is set forth in Item 2 of this Quarterly Report on Form 10-Q under the caption “Liquidity and Capital Resources - Market Risk” and is incorporated herein by reference.

Item 4. Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2008 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

THE ESTÉE LAUDER COMPANIES INC.

As part of our Strategic Modernization Initiative, we anticipate the continued migration of our operations to SAP, with the majority of our business being implemented through fiscal 2012.  Based on management’s evaluation, the necessary steps have been taken to monitor and maintain appropriate internal control over financial reporting during this period.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended September 30, 2008, no holders of Class B Common Stock converted such shares into Class A Common Stock.

THE ESTÉE LAUDER COMPANIES INC.

Share Repurchase Program

Information required by this item is set forth in Part I Item 2 of this Quarterly Report on Form 10-Q under the caption “Liquidity and Capital Resources – Share Repurchase Program” and is incorporated herein by reference.

Item 6. Exhibits.

Exhibit
Number	Description
10.1	Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant). †

10.2	Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant). †

10.3	Form of Restricted Stock Unit Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant). †

10.4

Form of Restricted Stock Unit Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant). †

10.5	Employment Agreement dated as of July 1, 2007 between the Company and John Demsey. †

10.6	Employment Agreement dated as of July 1, 2008 between the Company and Cedric Prouvé. †

31.1	Certification pursuant to Rule 13a-14(a) (CEO).

31.2	Certification pursuant to Rule 13a-14(a) (CFO).

32.1	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)

32.2	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

†  Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ESTÉE LAUDER COMPANIES INC.

Date: October 28, 2008	By:	/s/RICHARD W. KUNES
Richard W. Kunes
Executive Vice President
and Chief Financial Officer
(Principal Financial and
Accounting Officer)

THE ESTÉE LAUDER COMPANIES INC.

INDEX TO EXHIBITS

Exhibit
Number	Description
10.1	Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant). †

10.2	Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant). †

10.3	Form of Restricted Stock Unit Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant). †

10.4

Form of Restricted Stock Unit Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant). †

10.5	Employment Agreement dated as of July 1, 2007 between the Company and John Demsey. †

10.6	Employment Agreement dated as of July 1, 2008 between the Company and Cedric Prouvé. †

31.1	Certification pursuant to Rule 13a-14(a) (CEO).

31.2	Certification pursuant to Rule 13a-14(a) (CFO).

32.1	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)

32.2	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

†  Exhibit is a management contract or compensatory plan or arrangement.