Form 10-Q
period 2008-12-31
ESTEE LAUDER COMPANIES INC
filed 2009-02-05
CIK 1001250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number: 1-14064

The Estée Lauder Companies Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2408943 (I.R.S. Employer Identification No.)

767 Fifth Avenue, New York, New York (Address of principal executive offices)	10153 (Zip Code)

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

Large accelerated filer ☒	Accelerated filer☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

At January 29, 2009, 118,623,473 shares of the registrant’s Class A Common Stock, $.01 par value, and 78,067,261 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended December 31		Six Months Ended December 31
	2008	2007	2008	2007
	(In millions, except per share data)

Net Sales	$2,041.0	$2,308.8	$3,944.5	$4,018.9
Cost of Sales	508.0	578.5	1,008.1	1,034.3

Gross Profit	1,533.0	1,730.3	2,936.4	2,984.6

Operating expenses:
Selling, general and administrative	1,262.4	1,359.9	2,573.2	2,536.0
Special charges	0.3	(0.1)	0.4	0.2
	1,262.7	1,359.8	2,573.6	2,536.2

Operating Income	270.3	370.5	362.8	448.4

Interest expense, net	19.6	18.3	34.9	36.7
Earnings before Income Taxes and Minority Interest	250.7	352.2	327.9	411.7

Provision for income taxes	89.4	122.9	117.0	144.0
Minority interest, net of tax	(3.3)	(4.9)	(1.8)	(4.2)
Net Earnings	$158.0	$224.4	$209.1	$263.5

Net earnings per common share:
Basic	$.80	$1.16	$1.07	$1.36
Diluted	.80	1.14	1.06	1.34

Weighted average common shares outstanding:
Basic	196.6	193.3	195.9	193.7
Diluted	197.5	196.5	198.1	196.8

Cash dividends declared per share	$.55	$.55	$.55	$.55

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED BALANCE SHEETS

	December 31 2008	June 30 2008
	(Unaudited)
	($ in millions)
ASSETS
Current Assets
Cash and cash equivalents	$728.9	$401.7
Accounts receivable, net	1,033.6	1,038.8
Inventory and promotional merchandise, net	896.6	987.2
Prepaid expenses and other current assets	420.7	359.5
Total current assets	3,079.8	2,787.2

Property, Plant and Equipment, net	1,030.9	1,043.1

Other Assets
Investments, at cost or market value	21.3	24.1
Goodwill	746.9	708.9
Other intangible assets, net	180.5	191.9
Other assets	262.6	256.0
Total other assets	1,211.3	1,180.9
Total assets	$5,322.0	$5,011.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$248.7	$118.7
Accounts payable	310.3	361.7
Accrued income taxes	68.3	151.2
Other accrued liabilities	1,054.2	1,067.6
Total current liabilities	1,681.5	1,699.2

Noncurrent Liabilities
Long-term debt	1,406.4	1,078.2
Other noncurrent liabilities	554.9	554.0
Total noncurrent liabilities	1,961.3	1,632.2

Contingencies (Note 6)

Minority Interest	25.6	26.6

Stockholders’ Equity
Common stock, $.01 par value; 650,000,000 shares Class A authorized; shares issued: 183,917,950 at December 31, 2008 and 180,754,534 at June 30, 2008; 240,000,000 shares Class B authorized; shares issued and outstanding: 78,067,261 at December 31, 2008 and June 30, 2008	2.6	2.6
Paid-in capital	1,126.3	979.0
Retained earnings	3,185.7	3,085.1
Accumulated other comprehensive income (loss)	(74.8)	110.8
	4,239.8	4,177.5
Less: Treasury stock, at cost; 65,294,477 Class A shares at December 31, 2008 and 63,914,699 Class A shares at June 30, 2008	(2,586.2)	(2,524.3)
Total stockholders’ equity	1,653.6	1,653.2
Total liabilities and stockholders’ equity	$5,322.0	$5,011.2

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31
	2008	2007
	(In millions)

Cash Flows from Operating Activities
Net earnings	$209.1	$263.5
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	125.9	121.9
Deferred income taxes	(2.1)	(8.3)
Minority interest, net of tax	1.8	4.2
Non-cash stock-based compensation	32.1	33.2
Excess tax benefits from stock-based compensation arrangements	(1.4)	(0.4)
Loss on disposal of property, plant and equipment	4.0	3.8
Other non-cash items	0.9	0.3
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(88.9)	(201.5)
Decrease (increase) in inventory and promotional merchandise, net	14.7	(8.0)
Increase in other assets, net	(67.9)	(24.7)
Increase (decrease) in accounts payable	(30.5)	12.3
Increase (decrease) in accrued income taxes	(20.5)	50.4
Increase in other liabilities	39.5	115.2
Net cash flows provided by operating activities	216.7	361.9

Cash Flows from Investing Activities
Capital expenditures	(157.5)	(160.4)
Acquisition of businesses and other intangible assets, net of cash acquired	(63.8)	(116.0)
Proceeds from the disposition of long-term investments	0.8	—
Purchases of long-term investments	(0.4)	(0.4)
Net cash flows used for investing activities	(220.9)	(276.8)

Cash Flows from Financing Activities
Increase in short-term debt, net	121.8	138.1
Proceeds from issuance of long-term debt, net	297.7	—
Repayments and redemptions of long-term debt	(7.6)	(2.4)
Net proceeds from stock-based compensation transactions	109.5	26.1
Excess tax benefits from stock-based compensation arrangements	1.4	0.4
Payments to acquire treasury stock	(62.6)	(80.1)
Dividends paid to stockholders	(108.4)	(106.6)
Net cash flows provided by (used for) financing activities	351.8	(24.5)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(20.4)	5.2

Net Increase in Cash and Cash Equivalents	327.2	65.8
Cash and Cash Equivalents at Beginning of Period	401.7	253.7
Cash and Cash Equivalents at End of Period	$728.9	$319.5

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

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.  For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008.

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

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at period-end rates of exchange, while revenue and expenses are translated at weighted average rates of exchange for the period.  Unrealized translation gains or losses are reported as cumulative translation adjustments through other comprehensive income.  Such adjustments amounted to $124.7 million of unrealized translation losses and $17.4 million of unrealized translation gains during the three months ended December 31, 2008 and 2007, respectively, and $208.7 million of unrealized translation losses and $47.8 million of unrealized translation gains during the six months ended December 31, 2008 and 2007, respectively.  The accompanying consolidated statements of earnings include net exchange (losses) gains on foreign currency transactions of $(6.2) million and $0.6 million during the three months ended December 31, 2008 and 2007, respectively, and $(26.2) million and $1.6 million during the six months ended December 31, 2008 and 2007, respectively.

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions of $32.7 million and $26.3 million as of December 31, 2008 and June 30, 2008, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventory and Promotional Merchandise

The components of inventory and promotional merchandise, net were as follows:

	December 31 2008	June 30 2008
	(Unaudited)
	(In millions)

Raw materials	$208.3	$205.4
Work in process	40.2	56.8
Finished goods	447.5	494.7
Promotional merchandise	200.6	230.3
	$896.6	$987.2

Property, Plant and Equipment

Property, plant and equipment consists of:

	December 31 2008	June 30 2008
	(Unaudited)
	(In millions)
Assets (Useful Life)
Land	$14.4	$14.9
Buildings and improvements (10 to 40 years)	177.7	183.5
Machinery and equipment (3 to 10 years)	1,023.7	1,008.9
Furniture and fixtures (5 to 10 years)	91.8	95.6
Leasehold improvements	1,095.0	1,090.7
	2,402.6	2,393.6
Less accumulated depreciation and amortization	1,371.7	1,350.5
	$1,030.9	$1,043.1

The cost of assets related to projects in progress of $140.5 million and $129.0 million as of December 31, 2008 and June 30, 2008, respectively, is included in their respective asset categories in the table above.  Depreciation and amortization of property, plant and equipment was $60.0 million and $57.4 million during the three months ended December 31, 2008 and 2007, respectively, and $119.3 million and $111.4 million during the six months ended December 31, 2008 and 2007, respectively.

Income Taxes

As of December 31, 2008 and June 30, 2008, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $198.0 million and $199.0 million, respectively.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $116.5 million.  The total interest and penalties accrued related to unrecognized tax benefits during the three and six months ended December 31, 2008 in the accompanying consolidated statements of earnings was $2.7 million and $5.4 million, respectively.  The total gross accrued interest and penalties in the accompanying consolidated balance sheets at December 31, 2008 and June 30, 2008 was $56.2 million and $54.0 million, respectively.  On the basis of the information available as of December 31, 2008, it is reasonably possible that a reduction in a range of $30 million to $60 million of unrecognized tax benefits may occur within 12 months as a result of projected resolutions of global tax examinations and controversies.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP No. FAS 132(R)-1”) to require employers to provide additional disclosures about plan assets of a defined benefit pension or other post-retirement plan.  These disclosures should principally include information detailing investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and an understanding of significant concentrations of risk within plan assets.  The disclosures required by this FSP shall be provided for fiscal years ending after December 15, 2009 (or the Company’s fiscal 2010, the anticipated period of adoption).  Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes.  Earlier application of the provisions of this FSP is permitted.

In November 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF No. 08-7”).  Defensive intangible assets are assets acquired in a business combination that the acquirer (a) does not intend to use or (b) intends to use in a way other than the assets’ highest and best use as determined by an evaluation of market participant assumptions.  While defensive intangible assets are not being actively used, they are likely contributing to an increase in the value of other assets owned by the acquiring entity.  EITF No. 08-7 will require defensive intangible assets to be accounted for as separate units of accounting at the time of acquisition and the useful life of such assets would be based on the period over which the assets will directly or indirectly affect the entity’s cash flows.  This Issue would be applied prospectively for defensive intangible assets acquired on or after the beginning of the Company’s fiscal 2010, in order to coincide with the effective date of SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”).

In November 2008, the FASB ratified the consensus reached on EITF Issue No. 08-6, “Accounting for Equity Method Investment Considerations” (“EITF No. 08-6”). EITF No. 08-6 addresses questions about the potential effect of SFAS No. 141(R) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS No. 160”) on equity-method accounting.  The primary issues include how the initial carrying value of an equity method investment should be determined, how to account for any subsequent purchases and sales of additional ownership interests, and whether the investor must separately assess its underlying share of the investee’s indefinite-lived intangible assets for impairment.  The effective date of EITF No. 08-6 coincides with that of SFAS No. 141(R) and SFAS No. 160 and is to be applied on a prospective basis beginning in the Company’s fiscal 2010.  Early adoption is not permitted for entities that previously adopted an alternate accounting policy.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 requires companies to provide qualitative disclosures about their objectives and strategies for using derivative instruments, quantitative disclosures of the fair values and gains and losses of these derivative instruments in a tabular format, as well as more information about liquidity by requiring disclosure of a derivative contract’s credit-risk-related contingent features.  SFAS No. 161 also requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments.  The Company is currently evaluating the disclosure requirements of SFAS No. 161.  The adoption of this disclosure-only standard will not have an impact on the Company’s consolidated financial results.  SFAS No. 161 becomes effective for the March 31, 2009 interim reporting period.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 141(R).  SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations,” however, it retains the fundamental requirements of the former Statement that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  Among other requirements, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair values, with limited exceptions; acquisition-related costs generally will be expensed as incurred.  SFAS No. 141(R) requires certain financial statement disclosures to enable users to evaluate and understand the nature and financial effects of the business combination.  SFAS No. 141(R) must be applied prospectively to business combinations that are consummated on or after July 1, 2009.

In December 2007, the FASB issued SFAS No. 160 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Among other requirements, SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is to be reported as a separate component of equity in the consolidated financial statements.  SFAS No. 160 also requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest and to disclose those amounts on the face of the consolidated statement of income.  SFAS No. 160 must be applied prospectively for fiscal years, and interim periods within those fiscal years, beginning in the Company’s fiscal 2010, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented.

In December 2007, the FASB ratified the consensus reached on EITF Issue No. 07-1, “Collaborative Arrangements,” (“EITF No. 07-1”).  This Issue addresses accounting for collaborative arrangement activities that are conducted without the creation of a separate legal entity for the arrangement.  Revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net by the collaborators pursuant to the guidance in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and other applicable accounting literature.  Payments to or from collaborators should be presented in the income statement based on the nature of the arrangement, the nature of the company’s business and whether the payments are within the scope of other accounting literature.  Other detailed information related to the collaborative arrangement is also required to be disclosed.  The requirements under this Issue must be applied to collaborative arrangements in existence at the beginning of the Company’s fiscal 2010 using a modified version of retrospective application.  The Company is currently not a party to significant collaborative arrangement activities, as defined by EITF No. 07-1.

NOTE 2 — ACQUISITION OF BUSINESSES

During the first quarter of fiscal 2009, the Company acquired Applied Genetics Incorporated Dermatics, a manufacturer of cosmetics ingredients.  The purchase price, paid at closing, was funded by cash provided by operations.  In addition, the Company acquired businesses engaged in the wholesale distribution and retail sale of Aveda products.  These activities were predominantly related to the Company’s skin care and hair care businesses and resulted in increases to goodwill of $48.6 million and other intangible assets of $5.6 million as of December 31, 2008, pending final valuation.

The aggregate purchase price for these transactions, which includes acquisition costs, was $57.7 million at December 31, 2008.  The results of operations for each of the acquired businesses are included in the accompanying consolidated financial statements commencing with its date of original acquisition.  Pro forma results of operations as if each of such businesses had been acquired as of the beginning of the year of acquisition and as of the prior-year period have not been presented as the impact on the Company’s consolidated financial results would not have been material.

NOTE 3 — DEBT

In November 2008, the Company issued and sold $300.0 million of 7.75% Senior Notes due November 1, 2013 (“7.75% Senior Notes due 2013”) in a public offering.  The 7.75% Senior Notes due 2013 were priced at 99.932% with a yield of 7.767%.  Interest payments are required to be made semi-annually on May 1 and November 1, commencing May 1, 2009.  The net proceeds of this offering were used to repay then-outstanding commercial paper balances upon their maturity.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — FAIR VALUE MEASUREMENTS

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

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Unaudited) (In millions)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Foreign currency forward and option contracts	$—	$33.3	$—	$33.3
Interest rate swap contracts	—	41.8	—	41.8
Available-for-sale securities	13.8	—	—	13.8
Total	13.8	75.1	—	88.9

Liabilities:
Foreign currency forward contracts	$—	$15.9	$—	$15.9

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

All derivative instruments are recognized in prepaid expenses and other current assets or in other accrued liabilities in the accompanying consolidated balance sheets.  Available-for-sale securities are included in investments in the accompanying consolidated balance sheets.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — PENSION AND POST-RETIREMENT BENEFIT PLANS

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

The components of net periodic benefit cost for the three months ended December 31, 2008 and 2007 consisted of the following:

					Other than
	Pension Plans				Pension Plans
(Unaudited)	U.S.		International		Post-retirement
(In millions)	2008	2007	2008	2007	2008	2007

Service cost	$5.2	$4.9	$3.9	$4.1	$0.9	$1.1
Interest cost	7.0	6.6	4.3	3.7	1.9	1.6
Expected return on plan assets	(8.3)	(7.9)	(4.5)	(3.8)	—	—
Amortization of:
Prior service cost	0.2	0.2	0.6	0.1	—	—
Actuarial loss	0.4	0.4	0.2	1.5	0.3	0.1
Net periodic benefit cost	$4.5	$4.2	$4.5	$5.6	$3.1	$2.8

The components of net periodic benefit cost for the six months ended December 31, 2008 and 2007 consisted of the following:

					Other than
	Pension Plans				Pension Plans
(Unaudited)	U.S.		International		Post-retirement
(In millions)	2008	2007	2008	2007	2008	2007

Service cost	$10.5	$9.9	$8.4	$8.0	$1.9	$2.1
Interest cost	14.0	13.1	9.4	7.2	3.7	3.2
Expected return on plan assets	(16.7)	(15.9)	(9.7)	(7.4)	—	—
Amortization of:
Prior service cost	0.3	0.3	1.2	0.1	—	—
Actuarial loss	0.9	0.9	0.3	3.0	0.3	0.2
Net periodic benefit cost	$9.0	$8.3	$9.6	$10.9	$5.9	$5.5

The Company previously disclosed in its consolidated financial statements for the fiscal year ended June 30, 2008 that it expected to make cash contributions totaling approximately $15 million to its trust based, noncontributory qualified defined benefit pension plan (“U.S. Qualified Plan”) and approximately $46 million to its international defined benefit pension plans during the fiscal year ending June 30, 2009.  During the six months ended December 31, 2008, the Company made $7.0 million of discretionary contributions to the U.S. Qualified Plan and does not currently anticipate further discretionary contributions for the remainder of the fiscal year.  In addition, as of December 31, 2008, the expected contributions to the international defined benefit pension plans are currently anticipated to be approximately $44 million for the fiscal year ending June 30, 2009.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — CONTINGENCIES

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

NOTE 7 — COMMON STOCK

During the six months ended December 31, 2008, the Company purchased approximately 1.4 million shares of its Class A Common Stock for $62.6 million.

NOTE 8 — STOCK PROGRAMS

As of December 31, 2008, the Company has two active equity compensation plans which include the Amended and Restated Fiscal 2002 Share Incentive Plan and the Non-Employee Director Share Incentive Plan (collectively, the “Plans”).  These Plans currently provide for the issuance of 24,342,700 shares of Class A Common Stock, which consist of shares originally provided for and shares transferred to the Plans from other inactive plans and employment agreements, to be granted in the form of stock-based awards to key employees, consultants and non-employee directors of the Company.  As of December 31, 2008, approximately 4,832,700 shares of Class A Common Stock were reserved and available to be granted pursuant to these Plans.  The Company may satisfy the obligation of its stock-based compensation awards with either new or treasury shares.  The Company’s equity compensation awards outstanding at December 31, 2008 include stock options, performance share units (“PSU”), restricted stock units (“RSU”) and share units.

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of, stock options, PSUs, RSUs and share units.  Compensation expense attributable to net stock-based compensation during the three months ended December 31, 2008 and 2007 was $9.5 million and $14.3 million, respectively.  Compensation expense attributable to net stock-based compensation during the six months ended December 31, 2008 and 2007 was $32.1 million and $33.2 million, respectively.  As of December 31, 2008, the total unrecognized compensation cost related to nonvested stock-based awards was $56.0 million and the related weighted-average period over which it is expected to be recognized is approximately 2.1 years.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

A summary of the Company’s stock option programs as of December 31, 2008 and changes during the six-month period then ended, is presented below:

(Unaudited) (Shares in thousands)	Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value(1) (in millions)	Weighted- Average Contractual Life Remaining in Years

Outstanding at June 30, 2008	20,307.2	$42.53
Granted at fair value	1,789.9	52.35
Exercised	(2,627.2)	41.69
Expired	(68.9)	46.05
Forfeited	(34.4)	42.75
Outstanding at December 31, 2008	19,366.6	43.54	$0.3	4.2

Exercisable at December 31, 2008	14,605.9	43.08	$0.3	2.8

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

The per-share weighted-average grant date fair value of stock options granted during the three months ended December 31, 2008 and 2007 was $11.46 and $15.54, respectively.  The per-share weighted-average grant date fair value of stock options granted during the six months ended December 31, 2008 and 2007 was $17.47 and $14.37, respectively.  The total intrinsic value of stock options exercised during the three months ended December 31, 2008 was de minimis.  The total intrinsic value of stock options exercised during the three months ended December 31, 2007 was $6.4 million.  The total intrinsic value of stock options exercised during the six months ended December 31, 2008 and 2007 was $24.7 million and $7.1 million, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended December 31
(Unaudited)	2008	2007
Weighted-average expected stock-price volatility	28%	24%
Weighted-average expected option life	8 years	9 years
Average risk-free interest rate	3.5%	4.6%
Average dividend yield	1.2%	1.2%

	Six Months Ended December 31
(Unaudited)	2008	2007
Weighted-average expected stock-price volatility	28%	24%
Weighted-average expected option life	8 years	8 years
Average risk-free interest rate	3.4%	4.5%
Average dividend yield	1.2%	1.2%

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Share Units

During the six months ended December 31, 2008, the Company granted 131,000 PSUs, which will be settled in stock subject to the achievement of the Company’s net sales and net earnings per share goals for the three years ending June 30, 2011 and subject to the continued employment of the grantees.  Settlement will be made pursuant to a range of opportunities relative to the net sales and diluted net earnings per common share targets of the Company and, as such, the compensation cost of the PSU is subject to adjustment based upon the attainability of these target goals.  No settlement will occur for results below the applicable minimum threshold and additional shares shall be issued if performance exceeds the targeted performance goals.  PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSU.  These awards are subject to the provisions of the agreement under which the PSUs are granted.  The PSUs were valued at the closing market value of the Company’s Class A Common Stock on the date of grant and generally vest at the end of the performance period.  In September 2008, 78,400 shares of the Company’s Class A Common Stock were issued and related accrued dividends were paid, relative to the target goals set at the time of issuance, in settlement of 96,600 PSUs which vested as of June 30, 2008.

The following is a summary of the status of the Company’s PSUs as of December 31, 2008 and activity during the six months then ended:

		Weighted-Average
		Grant Date
(Unaudited) (Shares in thousands)	Shares	Fair Value Per Share
Nonvested at June 30, 2008	189.3	$41.05
Granted	131.0	52.83
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2008	320.3	45.87

Restricted Stock Units

The Company granted approximately 617,200 RSUs during the six months ended December 31, 2008.  At the time of grant, 343,500 were scheduled to vest on November 2, 2009, 178,700 on November 1, 2010 and 95,000 on October 31, 2011, all subject to the continued employment or retirement of the grantees.  Certain RSUs granted in fiscal 2009 are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the RSU and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.  Other RSUs granted in fiscal 2009 are not accompanied by dividend equivalent rights and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant less the discounted present value of the dividends expected to be paid on the shares during the vesting period.

The following is a summary of the status of the Company’s RSUs as of December 31, 2008 and activity during the six months then ended:

		Weighted-Average
		Grant Date
(Unaudited) (Shares in thousands)	Shares	Fair Value Per Share
Nonvested at June 30, 2008	814.0	$40.85
Granted	617.2	52.19
Vested	(479.3)	40.72
Forfeited	(20.6)	44.05
Nonvested at December 31, 2008	931.3	48.36

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share Units

The Company grants share units to certain non-employee directors under the Non-Employee Director Share Incentive Plan.  The share units are convertible into shares of Class A Common Stock as provided for in that plan.  Share units are accompanied by dividend equivalent rights that are converted to additional share units when such dividends are declared.  The following is a summary of the status of the Company’s share units as of December 31, 2008 and activity during the six months then ended:

		Weighted-Average
		Grant Date
(Unaudited) (Shares in thousands)	Shares	Fair Value Per Share
Outstanding at June 30, 2008	18.1	$39.21
Granted	4.1	33.62
Dividend equivalents	0.4	30.25
Converted	—	—
Outstanding at December 31, 2008	22.6	38.02

Cash Units

Certain non-employee directors defer cash compensation in the form of cash payout share units, which are not subject to the Plans.  These share units are classified as liabilities and, as such, their fair value is adjusted to reflect the current market value of the Company’s Class A Common Stock.  The Company recorded a $1.0 million reduction in compensation expense and $0.2 million as compensation expense to reflect additional deferrals and the change in the market value for the three months ended December 31, 2008 and 2007, respectively.  The Company recorded a $0.7 million reduction in compensation expense and $0.2 million as compensation expense to reflect additional deferrals and the change in the market value for the six months ended December 31, 2008 and 2007, respectively.

NOTE 9 — NET EARNINGS PER COMMON SHARE

Net earnings per common share (“basic EPS”) is computed by dividing net earnings by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions).  Net earnings per common share assuming dilution (“diluted EPS”) is computed by reflecting potential dilution from stock-based awards.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three Months Ended December 31		Six Months Ended December 31
	2008	2007	2008	2007
	(Unaudited)
	(In millions, except per share data)
Numerator:
Net earnings	$158.0	$224.4	$209.1	$263.5

Denominator:
Weighted average common shares outstanding — Basic	196.6	193.3	195.9	193.7
Effect of dilutive stock options	0.4	2.7	1.6	2.6
Effect of restricted stock units	0.5	0.5	0.6	0.5
Weighted average common shares outstanding — Diluted	197.5	196.5	198.1	196.8

Net earnings per common share:
Basic	$.80	$1.16	$1.07	$1.36
Diluted	.80	1.14	1.06	1.34

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2008 and 2007, outstanding options to purchase 16.7 million and 10.1 million shares, respectively, of Class A Common Stock were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.  As of December 31, 2008 and 2007, 0.3 million of PSUs have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 8.

NOTE 10 — COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (“AOCI”) included in the accompanying consolidated balance sheets consist of net unrealized investment gain (loss), net gain (loss) on derivative instruments designated and qualifying as cash-flow hedging instruments, net actuarial gain (loss) and prior service costs or credits associated with pension and other post-retirement benefits, and cumulative translation adjustments as of the end of each period.

Comprehensive income (loss) and its components, net of tax, are as follows:

	Three Months Ended December 31		Six Months Ended December 31
	2008	2007	2008	2007
	(Unaudited)
	(In millions)
Net earnings	$158.0	$224.4	$209.1	$263.5
Other comprehensive income (loss):
Net unrealized investment gain (loss)	(0.5)	(0.1)	(0.6)	(0.3)
Net derivative instruments gain (loss)	2.0	—	10.7	(0.9)
Amounts included in net periodic benefit cost, net	8.1	1.7	13.0	3.3
Translation adjustments	(124.7)	17.4	(208.7)	47.8

Other comprehensive income (loss)	(115.1)	19.0	(185.6)	49.9

Comprehensive income (loss)	$42.9	$243.4	$23.5	$313.4

The accumulated net gain (loss) on derivative instruments, net of tax, consists of the following:

	Three Months Ended December 31		Six Months Ended December 31
	2008	2007	2008	2007
	(Unaudited)
	(In millions)

AOCI-derivative instruments, beginning of period	$16.6	$7.3	$7.9	$8.2
Gain (loss) on derivative instruments	14.0	(0.6)	27.1	(2.0)
Reclassification to earnings of net (gain) loss during the period	(10.9)	0.6	(10.6)	0.6
Adjustment for deferred income taxes	(1.1)	—	(5.8)	0.5

Net derivative instruments gain (loss)	2.0	—	10.7	(0.9)

AOCI-derivative instruments, end of period	$18.6	$7.3	$18.6	$7.3

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Of the $18.6 million, net of tax, derivative instrument gain recorded in AOCI at December 31, 2008, $8.8 million, net of tax, related to the October 2003 gain from the settlement of the treasury lock agreements upon the issuance of the Company’s 5.75% Senior Notes due October 2033, which will be reclassified to earnings as an offset to interest expense over the life of the debt.  Also included in the net derivative instrument gain recorded in AOCI was $10.4 million in gains, net of tax, related to foreign currency forward and option contracts, which the Company will reclassify to earnings during the next six months.  Partially offsetting these gains was $0.6 million, net of tax, related to a loss from the settlement of a series of forward-starting interest rate swap agreements upon the issuance of the Company’s 6.00% Senior Notes due May 2037, which will be reclassified to earnings as an addition to interest expense over the life of the debt.

At the end of the prior period, the $7.3 million, net of tax, derivative instrument gain recorded in AOCI included $9.0 million, net of tax, related to the October 2003 gain from the settlement of the treasury lock agreements upon the issuance of the Company’s 5.75% Senior Notes due October 2033, which will be reclassified to earnings as an offset to interest expense over the life of the debt.  Partially offsetting this gain was $0.6 million, net of tax, related to a loss from the settlement of a series of forward-starting interest rate swap agreements upon the issuance of the Company’s 6.00% Senior Notes due May 2037, which will be reclassified to earnings as an addition to interest expense over the life of the debt.  Also partially offsetting the net derivative instrument gain recorded in AOCI was $1.1 million in losses, net of tax, related to foreign currency forward contracts, which were subsequently reclassified to earnings.

NOTE 11 – STATEMENT OF CASH FLOWS

Supplemental cash flow information for the six months ended December 31, 2008 and 2007 were as follows:

	2008	2007
	(Unaudited)
	(In millions)
Cash
Cash paid during the period for interest	$35.4	$39.8
Cash paid during the period for income taxes	$127.1	$104.9

Non-cash investing and financing activities
Long-term debt issued upon acquisition of business	$—	$23.9
Liabilities incurred for acquisitions	$3.1	$5.3
Incremental tax benefit from the exercise of stock options	$(7.8)	$(2.3)
Capital lease obligations incurred	$15.1	$0.4
Interest rate swap derivative mark to market	$30.9	$19.6

NOTE 12 – SEGMENT DATA AND RELATED INFORMATION

Reportable operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the “Chief Executive”) in deciding how to allocate resources and in assessing performance.  Although the Company operates in one business segment, beauty products, management also evaluates performance on a product category basis.  Performance is measured based upon net sales and operating income.  Operating income represents earnings before income taxes, minority interest and net interest expense.  The accounting policies for the Company’s reportable segments are substantially the same as those for the consolidated financial statements, as described in the segment data and related information footnote included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008.  The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information is produced for the Chief Executive or included herein.  There has been no significant variance in the total or long-lived asset value associated with the Company’s segment data since June 30, 2008.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended December 31		Six Months Ended December 31
	2008	2007	2008	2007
	(Unaudited) (In millions)

PRODUCT CATEGORY DATA
Net Sales:
Skin Care	$772.4	$831.2	$1,489.2	$1,450.7
Makeup	728.3	827.3	1,471.2	1,490.4
Fragrance	415.0	520.5	742.8	833.5
Hair Care	108.5	110.4	207.3	213.0
Other	16.8	19.4	34.0	31.3
	$2,041.0	$2,308.8	$3,944.5	$4,018.9
Operating Income (Loss):
Skin Care	$136.9	$166.5	$180.4	$202.3
Makeup	108.2	149.4	162.6	190.5
Fragrance	13.5	48.1	8.0	43.1
Hair Care	14.4	6.4	13.4	13.8
Other	(2.4)	—	(1.2)	(1.1)
Special charges	(0.3)	0.1	(0.4)	(0.2)
	270.3	370.5	362.8	448.4
Reconciliation:
Interest expense, net	19.6	18.3	34.9	36.7
Earnings before income taxes and minority interest	$250.7	$352.2	$327.9	$411.7

GEOGRAPHIC DATA
Net Sales:
The Americas	$903.8	$1,028.2	$1,842.8	$1,927.1
Europe, the Middle East & Africa	762.3	933.2	1,403.8	1,484.4
Asia/Pacific	374.9	347.4	697.9	607.4
	$2,041.0	$2,308.8	$3,944.5	$4,018.9
Operating Income (Loss):
The Americas	$54.4	$91.0	$110.9	$143.4
Europe, the Middle East & Africa	129.6	207.0	137.2	216.0
Asia/Pacific	86.6	72.4	115.1	89.2
Special charges	(0.3)	0.1	(0.4)	(0.2)
	$270.3	$370.5	$362.8	$448.4

NOTE 13 – SUBSEQUENT EVENT

Subsequent to December 31, 2008, the Company announced that it will implement cost savings programs, including a number of initiatives to resize and reorganize the Company to achieve long-term profitable growth.  The Company anticipates this multi-faceted initiative to result in related one-time restructuring and other special charges between $350 million and $450 million as it is rolled out over the next few fiscal years.

THE ESTÉE LAUDER COMPANIES INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories which are distributed in over 140 countries and territories.  The following is a comparative summary of operating results for the three and six months ended December 31, 2008 and 2007, and reflects the basis of presentation described in Note 1 of Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies for all periods presented.  Sales of products and services that do not meet our definition of skin care, makeup, fragrance or hair care have been included in the “other” category.

	Three Months Ended December 31		Six Months Ended December 31
	2008	2007	2008	2007
	(In millions)
NET SALES
By Region:
The Americas	$903.8	$1,028.2	$1,842.8	$1,927.1
Europe, the Middle East & Africa	762.3	933.2	1,403.8	1,484.4
Asia/Pacific	374.9	347.4	697.9	607.4
	$2,041.0	$2,308.8	$3,944.5	$4,018.9

By Product Category:
Skin Care	$772.4	$831.2	$1,489.2	$1,450.7
Makeup	728.3	827.3	1,471.2	1,490.4
Fragrance	415.0	520.5	742.8	833.5
Hair Care	108.5	110.4	207.3	213.0
Other	16.8	19.4	34.0	31.3
	$2,041.0	$2,308.8	$3,944.5	$4,018.9

OPERATING INCOME (LOSS)
By Region:
The Americas	$54.4	$91.0	$110.9	$143.4
Europe, the Middle East & Africa	129.6	207.0	137.2	216.0
Asia/Pacific	86.6	72.4	115.1	89.2
Special charges	(0.3)	0.1	(0.4)	(0.2)
	$270.3	$370.5	$362.8	$448.4

By Product Category:
Skin Care	$136.9	$166.5	$180.4	$202.3
Makeup	108.2	149.4	162.6	190.5
Fragrance	13.5	48.1	8.0	43.1
Hair Care	14.4	6.4	13.4	13.8
Other	(2.4)	—	(1.2)	(1.1)
Special charges	(0.3)	0.1	(0.4)	(0.2)
	$270.3	$370.5	$362.8	$448.4

THE ESTÉE LAUDER COMPANIES INC.

The following table presents certain consolidated earnings data as a percentage of net sales:

	Three Months Ended December 31		Six Months Ended December 31
	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	24.9	25.1	25.6	25.7
Gross profit	75.1	74.9	74.4	74.3
Operating expenses:
Selling, general and administrative	61.9	58.9	65.2	63.1
Special charges	0.0	(0.0)	0.0	0.0
	61.9	58.9	65.2	63.1

Operating income	13.2	16.0	9.2	11.2
Interest expense, net	0.9	0.8	0.9	0.9

Earnings before income taxes and minority interest	12.3	15.2	8.3	10.3
Provision for income taxes	4.4	5.3	3.0	3.6
Minority interest, net of tax	(0.2)	(0.2)	(0.0)	(0.1)

Net earnings	7.7%	9.7%	5.3%	6.6%

In order to meet the demands of consumers, we continually introduce new products, support new and established products through advertising, merchandising and sampling and phase out existing products that no longer meet the needs of our consumers.  The economics of developing, producing, launching and supporting products influence our sales and operating performance each period.  The introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

Overview

The recent economic challenges and uncertainties in a number of countries where we do business, including the United States, have had a significant impact on our business during our fiscal second quarter.  This financial crisis is global in scale and has negatively affected consumer demand, which is having an adverse impact on our customers that are retailers as well as on our own retail stores.  These events have led to significant retailer destocking as well as changes in their ordering patterns for the products that we sell.  As a result, the 2008 holiday period was challenging for us on multiple levels.

In the Americas region, the U.S. department store channel experienced a very soft retail environment, which deteriorated beyond our expectations.  While our business suffered from lower store traffic and destocking, we were also faced with competitive pressures as retailers offered significant markdowns on other fashion and luxury items.  Despite these challenges, we believe that we gained share in the beauty business at U.S. department stores with the help of positive consumer response to new product offerings and gift sets, particularly in the skin care category.  Net sales results in alternative channels were generally mixed.  Trends at our freestanding retail stores followed those in department stores while sales of our products online continued to grow.

Global economic uncertainty has also impacted our business in Europe, the Middle East & Africa.  Net sales in many of our key markets declined during the quarter.  Our business was also impacted by retailer destocking and tighter working capital management.  Sales and profits in our travel retail business fell sharply due to a slowdown in passenger traffic, retailer destocking and the impact of weaker currencies.

THE ESTÉE LAUDER COMPANIES INC.

At this time, our business in the Asia/Pacific region has been least affected by the global financial crisis, with net sales rising double digits in several countries, although growth in the region has slowed overall, including Japan, our largest market there.  The success in this region has resulted in net sales growth in our skin care category for the six months ended December 31, 2008.  In addition, net sales in China grew as we continue our expansion in this emerging market.  There are, however, some areas of concern.  In Korea, the weakness of the Korean won has put pressure on our reported sales in that country.  The global financial crisis had a greater impact on our businesses in Australia and New Zealand than the rest of the region.

In addition to the ongoing global financial crisis, our business has been negatively impacted by changes in foreign currency exchange rates caused by the dramatic strengthening of the U.S. dollar during our fiscal second quarter.  If the current exchange rates persist or the U.S. dollar continues to strengthen, there will be a continuing adverse impact on our results for the full fiscal year.

We are reviewing our plans and taking actions to mitigate the impact of these conditions.  Our cost-containment plans that we implemented throughout the Company during the first fiscal quarter will continue for the remainder of the fiscal year.  In addition, we announced that we will implement cost savings programs, including a number of initiatives to resize and reorganize the Company to achieve long-term profitable growth.  We anticipate this multi-faceted initiative to result in related one-time restructuring and other special charges between $350 million and $450 million as it is rolled out over the next few fiscal years.  As part of our strategy, we plan to continue to make investments behind fast-growing markets and channels to grow market share.  Skin care, which is our most profitable category, will be a priority for our strategic, innovative and support spending.  While our business strategies are designed to strengthen the Company over the long-term, we believe the uncertainty about future market conditions, consumer spending patterns and the financial strength of some of our retail customers, coupled with retailer destocking, will continue to negatively affect our net sales and operating results.

Second Quarter Fiscal 2009 as Compared with Second Quarter Fiscal 2008

NET SALES

Net sales decreased 12%, or $267.8 million, to $2,041.0 million, reflecting declines in each of our product categories.  Geographically, net sales decreases in Europe, the Middle East & Africa and the Americas were partially offset by modest growth in Asia/Pacific.  Excluding the impact of foreign currency translation, net sales decreased 6%.

Product Categories

Skin Care

Net sales of skin care products decreased 7%, or $58.8 million, to $772.4 million, primarily reflecting declines in net sales from our core brands.  Despite the difficult economic environment, we continued to enhance select product lines to address the needs of our consumers.  Our efforts have resonated well, as the recent launches of Perfectionist [CP+] Wrinkle Lifting Serum and the new Time Zone line of moisturizing products from Estée Lauder and Superdefense SPF 25 Age Defense Moisturizer and Moisture Surge Extended Thirst Relief from Clinique contributed incremental sales of approximately $56 million, combined.  While these new product launches contributed favorably to the category, they were partially offset by lower sales from other existing products in the Perfectionist line from Estée Lauder and the Moisture Surge and Superdefense lines from Clinique.  Net sales of most other product lines in this category also experienced declines, particularly in Europe, the Middle East & Africa and the Americas, partially offset by modest growth in Asia/Pacific.  Excluding the impact of foreign currency translation, skin care net sales were flat as compared with the prior-year period.

Makeup

Makeup net sales decreased 12%, or $99.0 million, to $728.3 million, primarily reflecting lower net sales from our core brands of approximately $84 million.  We also experienced lower net sales from our makeup artist brands, particularly driven by declines in the Americas.  These declines were mitigated in part by recent product launches and incremental net sales from new international points of distribution.  Excluding the impact of foreign currency translation, makeup net sales decreased 6%.

THE ESTÉE LAUDER COMPANIES INC.

Fragrance

Net sales of fragrance products decreased 20%, or $105.5 million, to $415.0 million.  This decline was largely due to lower sales of designer fragrances, of which approximately $59 million was attributable to DKNY Be Delicious, Sean John Unforgivable, DKNY Red Delicious Women, Sean John Unforgivable Woman and certain Tommy Hilfiger fragrances.  Also contributing to the decrease were lower sales of certain Estée Lauder fragrances, as well as various Clinique fragrances, of approximately $52 million, combined.  The recent launches of Estée Lauder Sensuous and Hilfiger Men partially offset these declines by collectively contributing sales of approximately $30 million to the category.  Excluding the impact of foreign currency translation, fragrance net sales decreased 14%.

Hair Care

Hair care net sales decreased 2%, or $1.9 million, to $108.5 million.  Net sales declined primarily as a result of the conclusion of a hotel amenities program in the third quarter of fiscal 2008 and, to a lesser extent, a softer salon retail environment in the United States.  These declines were partially offset by incremental sales from new products, such as Dry Remedy Shampoo and Conditioner from Aveda, an increase in points of distribution and the acquisition of an independent distributor in Australia.  Excluding the impact of foreign currency translation, hair care net sales increased 2%.

Geographic Regions

Net sales in the Americas decreased 12%, or $124.4 million, to $903.8 million.  Lower net sales in the United States from our core brands and our makeup artist brands contributed approximately $109 million to the decrease.  Net sales declines in Canada and Latin America of approximately $13 million added to the decrease and were adversely impacted by the strengthening of the U.S. dollar.  Economic conditions in this region, particularly in the department store channel, as well as competitive pressures, have negatively impacted our businesses.  Ongoing challenges faced by certain of our department store customers in the United States may continue to affect our net sales for the short and long term.  Excluding the impact of foreign currency translation, net sales in the Americas decreased 10%.

In Europe, the Middle East & Africa, net sales decreased 18%, or $170.9 million, to $762.3 million.  Net sales decreases of approximately $134 million were driven by the United Kingdom, our travel retail business, France, Spain and Italy.  These performances reflected retailer destocking and tighter working capital management by certain key retailers.  Net sales in our travel retail business also declined due to a significant slowdown in passenger traffic and the impact of weaker currencies in certain key markets.  Excluding the impact of foreign currency translation, net sales in Europe, the Middle East & Africa decreased 7%.

Net sales in Asia/Pacific increased 8%, or $27.5 million, to $374.9 million, reflecting growth from most countries in the region.  This increase reflected higher net sales of approximately $40 million in Japan, China and Hong Kong.  Partially offsetting these increases were lower net sales of approximately $18 million combined in Australia and Korea.  Australia was the only affiliate in this region to experience a local currency sales decline and Korea’s decline reflected the stronger U.S. dollar against the Korean won.  Despite the overall net sales increase in this region, growth has been tempered by a softening retail environment, which we believe will continue and may worsen.  Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 13%.

We believe the economic conditions that are currently having a negative impact on the global economy will likely have an adverse impact on our future financial performance.  We cannot predict with certainty the magnitude or duration of the impact or how it will vary across each of our geographic regions.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales improved to 24.9% as compared with 25.1% in the prior-year period.  Cost of sales as a percentage of net sales reflected a favorable change in manufacturing variances of approximately 50 basis points as well as a positive effect of exchange rates of approximately 10 basis points.  Partially offsetting these improvements was an increase in obsolescence charges of approximately 40 basis points.

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

OPERATING EXPENSES

Operating expenses increased to 61.9% of net sales as compared with 58.9% of net sales in the prior-year period.  In line with our contingency plans and in light of the current economic conditions, we continued to apply various cost-containment measures to maintain expenses in line with our business needs.  While the implementation of these initiatives helped reduce total operating expenses as compared with the prior-year period, the dramatic and greater-than-expected decline in net sales during the current-year quarter ultimately had a negative impact on operating expense margin.  Exacerbating the net sales impact on operating expense margin were net losses from foreign exchange transactions.

Changes in advertising, merchandising and sampling spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

OPERATING RESULTS

Operating income decreased 27%, or $100.2 million, to $270.3 million as compared with the prior-year period.  Operating margin decreased to 13.2% of net sales as compared with 16.0% in the prior-year period, reflecting the increase in our operating expense margin, partially offset by the improvement in our gross margin as previously discussed.  The ongoing economic challenges and uncertainties will likely adversely impact our operating results.

Product Categories

Fragrance operating income declined 72%, or $34.6 million, to $13.5 million, primarily reflecting lower net sales of designer fragrance products and certain fragrances from our core brands, partially offset by a reduction in selling, advertising, merchandising and sampling spending.  Makeup operating income decreased 28%, or $41.2 million, to $108.2 million, primarily reflecting lower results from certain of our core brands and from our makeup artist brands.  Skin care operating income decreased 18%, or $29.6 million, to $136.9 million, primarily reflecting lower results from certain of our core brands.  Hair care operating income increased over 100%, or $8.0 million, to $14.4 million, primarily reflecting a favorable comparison to the prior-year period when we made investments in new points of distribution and recorded higher intangible asset amortization resulting from the acquisition of the Ojon brand, partially offset by the current-year period decline in net sales as previously discussed.

Geographic Regions

Operating income in the Americas decreased 40%, or $36.6 million, to $54.4 million.  This decline primarily reflected lower sales experienced by the majority of our businesses in the region due to current economic conditions and competitive pressures, partially offset by cost containment and contingency plan efforts.

In Europe, the Middle East & Africa, operating income decreased 37%, or $77.4 million, to $129.6 million.  This decrease reflected lower results of approximately $66 million in the United Kingdom, our travel retail business, France, Russia, the Balkans and Italy.

In Asia/Pacific, operating income increased 20%, or $14.2 million, to $86.6 million, primarily reflecting improved results in Japan, China, Hong Kong and Taiwan of approximately $16 million, collectively.  Partially offsetting these improvements were lower results in Australia of approximately $5 million.

INTEREST EXPENSE, NET

Net interest expense was $19.6 million as compared with $18.3 million in the prior-year period.  This increase primarily resulted from higher average debt balances which include an additional $300.0 million of senior notes issued during the current-year period, partially offset by lower average interest rates on borrowings.

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

The effective rate for income taxes for the three months ended December 31, 2008 was 35.7% as compared with 34.9% in the prior-year period.  The increase in the effective income tax rate of 80 basis points was primarily attributable to the tax impact of our foreign operations.

Six Months Fiscal 2009 as Compared with Six Months Fiscal 2008

NET SALES

Net sales decreased 2%, or $74.4 million, to $3,944.5 million.  This decrease reflected lower net sales in the fragrance, hair care and makeup product categories, partially offset by higher net sales in skin care.  Geographically, net sales declines in Europe, the Middle East & Africa and the Americas were partially offset by double-digit growth in Asia/Pacific, particularly in the skin care category.  Current economic conditions have caused a slowdown in net sales growth in the Asia/Pacific region and decreases in net sales in the other two regions.  Such conditions are expected to continue for the remainder of the fiscal year.  Excluding the impact of foreign currency translation, net sales increased 1%.

Product Categories

Skin Care

Net sales of skin care products increased 3%, or $38.5 million, to $1,489.2 million.  The recent launches of Perfectionist [CP+] Wrinkle Lifting Serum and Cyber White EX from Estée Lauder and Superdefense SPF 25 Age Defense Moisturizer and Moisture Surge Extended Thirst Relief from Clinique contributed incremental sales of approximately $112 million, combined.  These sales were partially offset by approximately $77 million of lower sales from other existing products in the Perfectionist line from Estée Lauder and the Moisture Surge, Superdefense and Repairwear lines from Clinique.  Excluding the impact of foreign currency translation, skin care net sales increased 6%.

Makeup

Makeup net sales decreased 1%, or $19.2 million, to $1,471.2 million, primarily reflecting lower net sales from our core brands.  These declines were mitigated by the recent launches of High Impact Lip Colour SPF 15 and reformulated Superfit Makeup from Clinique, as well as Estée Lauder Signature Blush, which contributed incremental sales of approximately $54 million, combined.  In addition, international net sales increases from our makeup artist brands offset net sales decreases in the United States, resulting in slight growth during the current-year period.  Excluding the impact of foreign currency translation, makeup net sales increased 1%.

Fragrance

Net sales of fragrance products decreased 11%, or $90.7 million, to $742.8 million.  This decline was largely due to lower sales of designer fragrances, of which approximately $91 million was attributable to Sean John Unforgivable, DKNY Be Delicious, DKNY Red Delicious Women, Donna Karan Cashmere Mist, Sean John Unforgivable Woman and certain Tommy Hilfiger fragrances.  Also contributing to the decrease were lower sales of certain Estée Lauder fragrances and various Clinique fragrances of approximately $64 million, combined.  The recent launches of Estée Lauder Sensuous and Hilfiger Men, as well as increased sales of DKNY Delicious Night, partially offset these declines by collectively contributing approximately $72 million to the category.  Excluding the impact of foreign currency translation, fragrance net sales decreased 8%.

THE ESTÉE LAUDER COMPANIES INC.

Hair Care

Hair care net sales decreased 3%, or $5.7 million, to $207.3 million.  Net sales declined primarily as a result of the conclusion of a hotel amenities program in the third quarter of fiscal 2008 and, to a lesser extent, a softer salon retail environment in the United States.  These declines were partially offset by incremental sales from new products, such as Dry Remedy Shampoo and Conditioner from Aveda, an increase in points of distribution and the acquisition of an independent distributor in Australia.  Excluding the impact of foreign currency translation, hair care net sales decreased 1%.

Geographic Regions

Net sales in the Americas decreased 4%, or $84.3 million, to $1,842.8 million.  Lower net sales from our core brands, as well as our makeup artist brands, in the United States contributed approximately $91 million to the decrease.  Net sales declines in Canada of approximately $6 million were offset by growth in Latin America.  Economic conditions in this region, particularly in the department store channel, as well as competitive pressures, have negatively impacted our businesses.  Ongoing challenges faced by certain of our department store customers in the United States may continue to affect our net sales for the short and long term.  The impact of foreign currency translation on net sales in the Americas was de minimis.

In Europe, the Middle East & Africa, net sales decreased 5%, or $80.6 million, to $1,403.8 million.  This decrease reflected lower net sales in the United Kingdom, Spain, France and South Africa of approximately $88 million, combined.  Partially offsetting these declines were net sales increases of approximately $15 million in the Middle East and Russia, which benefited from our continuing expansion in these markets.  Excluding the impact of foreign currency translation, net sales in Europe, the Middle East & Africa were flat as compared with the prior-year period.

Net sales in Asia/Pacific increased 15%, or $90.5 million, to $697.9 million.  This increase reflected higher net sales of approximately $77 million in China, Japan and Hong Kong.  Partially offsetting these increases were lower net sales of approximately $4 million in Australia and New Zealand.  Australia was the only affiliate in this region to have a local currency sales decline.  Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 17%.

We believe the economic conditions that are currently having a negative impact on the global economy will likely have an adverse impact on our future financial performance.  We cannot predict with certainty the magnitude or duration of the impact or how it will vary across each of our geographic regions.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales improved to 25.6% as compared with 25.7% in the prior-year period.  Cost of sales as a percentage of net sales reflected favorable changes in manufacturing variances and the mix of our business of approximately 20 basis points, each, as well as a decrease in the level and timing of promotional activities and a positive effect of exchange rates of approximately 10 basis points, each.  Partially offsetting these improvements was an increase in obsolescence charges of approximately 50 basis points.

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

OPERATING EXPENSES

Operating expenses increased to 65.2% of net sales as compared with 63.1% of net sales in the prior-year period.  In line with our contingency plans and in light of the current economic conditions, we continued to apply various cost-containment measures to maintain expenses in line with our business needs.  While the implementation of these initiatives helped reduce overall selling, advertising, merchandising and sampling costs during the current-year period, the dramatic and greater-than-expected decline in net sales during our fiscal second quarter ultimately had a negative impact on our overall operating expense margin.  Exacerbating the net sales impact on operating expense margin were net losses from foreign exchange transactions.

Changes in advertising, merchandising and sampling spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

THE ESTÉE LAUDER COMPANIES INC.

OPERATING RESULTS

Operating income decreased 19%, or $85.6 million, to $362.8 million as compared with the prior-year period.  Operating margin decreased to 9.2% of net sales as compared with 11.2% in the prior-year period, reflecting the increase in our operating expense margin, partially offset by the improvement in our gross margin as previously discussed.  The ongoing economic challenges and uncertainties will likely adversely impact our operating results.

Product Categories

Fragrance operating income declined 81%, or $35.1 million, to $8.0 million, primarily reflecting the decline in net sales of designer fragrance products and other fragrances from certain of our core brands.  Makeup operating income decreased 15%, or $27.9 million, to $162.6 million, primarily reflecting lower global results from certain of our core brands and from our makeup artist brands, particularly in the United States.  Skin care operating income decreased 11%, or $21.9 million, to $180.4 million, reflecting lower than anticipated net sales coupled with charges related to inventory obsolescence.  Hair care operating income decreased 3%, or $0.4 million, to $13.4 million, primarily reflecting a decrease in net sales as previously discussed.

Geographic Regions

Operating income in the Americas declined 23%, or $32.5 million, to $110.9 million, reflecting a decrease in net sales due to current economic conditions and competitive pressures partially offset by cost containment and contingency plan efforts.

In Europe, the Middle East & Africa, operating income decreased 37%, or $78.8 million, to $137.2 million primarily due to lower results of approximately $72 million in the United Kingdom, Russia, our travel retail business, France, the Balkans and Spain.  Partially offsetting these decreases were higher results in the Middle East and Germany of approximately $4 million.

In Asia/Pacific, operating income increased 29%, or $25.9 million, to $115.1 million.  Most of our affiliates in this region experienced an increase despite the recent softening in certain economic environments.  Approximately $26 million of this increase was generated in Japan, China, Hong Kong and Korea.  These increases were partially offset by lower results in Australia and New Zealand of approximately $4 million, combined.

INTEREST EXPENSE, NET

Net interest expense was $34.9 million as compared with $36.7 million in the prior-year period.  This change primarily resulted from lower average interest rates on borrowings, partially offset by higher average debt balances which include an additional $300.0 million of senior notes issued in the current-year period.

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

The effective rate for income taxes for the six months ended December 31, 2008 was 35.7% as compared with 35.0% in the prior-year period.  The increase in the effective income tax rate of 70 basis points was primarily attributable to the tax impact of our foreign operations.

THE ESTÉE LAUDER COMPANIES INC.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad.  At December 31, 2008, we had cash and cash equivalents of $728.9 million compared with $401.7 million at June 30, 2008.

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

During fiscal 2009, we have been able to issue commercial paper in amounts and with terms that we deem acceptable.  We do not anticipate protracted difficulties in securing this form of working capital financing.  However, in order to maintain sufficient cash reserves over a longer period of time, in light of the current macroeconomic conditions, and the real or perceived lack of available credit, we issued $300.0 million of 7.75% Senior Notes due November 1, 2013 during the second quarter of fiscal 2009.  The net proceeds were used to repay then-outstanding commercial paper balances upon their maturity.

Based on past performance and current expectations, we believe that cash on hand, cash generated from operations, available credit lines and access to credit markets will be adequate to support currently planned business operations, information systems enhancements, capital expenditures, potential stock repurchases, commitments and other contractual obligations on both a near-term and long-term basis.

The effects of inflation have not been significant to our overall operating results in recent years.  Generally, we have been able to introduce new products at higher selling prices or increase selling prices sufficiently to offset cost increases, which have been moderate.

Debt

At December 31, 2008, our outstanding borrowings were as follows:

	Long-term Debt	Short-term Debt	Total Debt
	(In millions)

6.00% Senior Notes, due May 15, 2037 (1)	$296.2	$—	$296.2
5.75% Senior Notes, due October 15, 2033 (2)	197.5	—	197.5
5.55% Senior Notes, due May 15, 2017 (3)	341.4	—	341.4
7.75% Senior Notes, due November 1, 2013 (4)	299.8	—	299.8
6.00% Senior Notes, due January 15, 2012 (5)	243.1	—	243.1
$13.5 million promissory note due August 31, 2012 (6)	15.5	—	15.5
$7.0 million promissory note due July 31, 2009 (7)	—	7.9	7.9
Commercial paper maturing through February 2009 (1.33% average interest rate)	—	199.8	199.8
Turkish lira overdraft facility	—	17.2	17.2
Other borrowings	12.9	23.8	36.7
	$1,406.4	$248.7	$1,655.1

(1)	Consists of $300.0 million principal and unamortized debt discount of $3.8 million.
(2)	Consists of $200.0 million principal and unamortized debt discount of $2.5 million.
(3)	Consists of $300.0 million principal, unamortized debt discount of $0.4 million and a $41.8 million adjustment to reflect the fair value of outstanding interest rate swaps.
(4)	Consists of $300.0 million principal and unamortized debt discount of $0.2 million.
(5)

Consists of $250.0 million principal, unamortized debt discount of $0.3 million and a $6.6 million adjustment to reflect the remaining termination value of an interest rate swap that is being amortized to interest expense over the life of the debt.

(6)	Consists of $13.5 million face value and unamortized premium of $2.0 million.
(7)	Consists of $7.0 million face value, capitalized interest of $0.7 million and unamortized premium of $0.2 million.

THE ESTÉE LAUDER COMPANIES INC.

We have a $750.0 million commercial paper program under which we may issue commercial paper in the United States.  Our commercial paper is currently rated A-1 by Standard & Poor’s and P-1 by Moody’s.  Our long-term credit ratings are A with a stable outlook by Standard & Poor’s and A2 with a stable outlook by Moody’s.  At December 31, 2008, we had $199.8 million of commercial paper outstanding, which we may refinance on a periodic basis as it matures at then-prevailing market interest rates.  We also have $195.7 million in additional uncommitted credit facilities, of which $31.7 million was used as of December 31, 2008.

We have an undrawn $750.0 million senior unsecured revolving credit facility that expires on April 26, 2012.  This facility may be used primarily to provide credit support for our commercial paper program, to repurchase shares of our common stock and for general corporate purposes.  Up to the equivalent of $250 million of the credit facility is available for multi-currency loans.  The interest rate on borrowings under the credit facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or ½% plus the Federal funds rate.  We incurred costs of approximately $0.3 million to establish the facility which will be amortized over the term of the facility.  The credit facility has an annual fee of $0.4 million, payable quarterly, based on our current credit ratings.  As of December 31, 2008, we were in compliance with all related financial and other restrictive covenants, including limitations on indebtedness and liens, and expect continued compliance.

In November 2008, we issued and sold $300.0 million of 7.75% Senior Notes due November 1, 2013 (“7.75% Senior Notes due 2013”) in a public offering.  The 7.75% Senior Notes due 2013 were priced at 99.932% with a yield of 7.767%.  Interest payments are required to be made semi-annually on May 1 and November 1, commencing May 1, 2009.  The net proceeds of this offering were used to repay then-outstanding commercial paper balances upon their maturity.

As part of the purchase price related to the July 2007 acquisition of Ojon Corporation, we have (i) an outstanding promissory note due July 31, 2009 with a notional value of $7.0 million and capitalized interest of $0.7 million (present value of $7.9 million at December 31, 2008), bearing interest at 10.00% due at maturity and (ii) an outstanding promissory note due August 31, 2012 with a notional amount of $13.5 million (present value of $15.5 million at December 31, 2008), bearing interest at 10.00% payable annually on July 31.  The notes due in 2009 and 2012 were recorded in the accompanying consolidated balance sheet at present value using effective rates of 5.11% and 5.42%, respectively.

We have a fixed rate promissory note agreement with a financial institution pursuant to which we may borrow up to $150.0 million in the form of loan participation notes through one of our subsidiaries in Europe.  The interest rate on borrowings under this agreement is at an all-in fixed rate determined by the lender and agreed to by us at the date of each borrowing.  At December 31, 2008, no borrowings were outstanding under this agreement.  Debt issuance costs incurred related to this agreement were de minimis.

We have an overdraft borrowing agreement with a financial institution pursuant to which our subsidiary in Turkey may be credited to satisfy outstanding negative daily balances arising from its business operations.  The total balance outstanding at any time shall not exceed 30.0 million Turkish lira.  The interest rate applicable to each such credit shall be up to a maximum of 175 basis points per annum above the spot rate charged by the lender or the lender’s floating call rate agreed to by us at each borrowing.  There were no debt issuance costs incurred related to this agreement.  The outstanding balance at December 31, 2008 of 25.9 million Turkish lira ($17.2 million at the exchange rate at December 31, 2008) is classified as short-term debt in our consolidated balance sheet.

We have a 3.0 billion Japanese yen revolving credit facility that expires on March 24, 2009.  The interest rate on borrowings under the credit facility is based on TIBOR (Tokyo Interbank Offered Rate) and a 10 basis point facility fee is incurred on the undrawn balance.  At December 31, 2008, no borrowings were outstanding under this agreement.  We are currently in the process of refinancing this credit facility.

Total debt as a percent of total capitalization increased to 50% at December 31, 2008 from 42% at June 30, 2008, primarily as a result of the issuance of the 7.75% Senior Notes due 2013 and an increase in outstanding commercial paper balances.  Based on our current plans, we do not expect this change to have a material adverse impact on our future results of operations or liquidity on both a near-term and long-term basis.

THE ESTÉE LAUDER COMPANIES INC.

Cash Flows

Net cash provided by operating activities was $216.7 million during the six months ended December 31, 2008 as compared with net cash provided of $361.9 million in the prior-year period.  This decrease primarily reflected lower net earnings combined with higher payments for income taxes.  The change also reflects a reduction in cash from certain working capital components, including payments for current liabilities, partially offset by lower accounts receivable as a result of lower net sales, as well as a decrease in inventory.

Net cash used for investing activities was $220.9 million during the six months ended December 31, 2008 compared with $276.8 million in the prior-year period.  Investing activities during the current-year period reflected cash payments related to counters and leasehold improvements, global information technology systems and infrastructure, as well as the acquisitions of Applied Genetics Incorporated Dermatics and businesses engaged in the wholesale distribution and retail sale of Aveda products.  Additional cash used for investing activities in the prior-year period was related to the purchases of Ojon Corporation and an Aveda distributor.

Net cash provided by financing activities was $351.8 million during the six months ended December 31, 2008 compared with net cash used for financing activities of $24.5 million in the prior-year period.  This change primarily reflected the proceeds from the issuance of the 7.75% Senior Notes due 2013 and an increase in proceeds from employee stock transactions.

Dividends

During the current-year period, we paid dividends on Class A and Class B Common Stock of $.55 per share (or an aggregate of $108.4 million) as compared with $.55 per share (or an aggregate of $106.6 million) in the prior-year period.

Commitments, Contingencies and Contractual Obligations

During the six months ended December 31, 2008, we made additional commitments that will result in an increase to our contractual obligations previously disclosed in our Annual Report on Form 10-K for periods beyond fiscal 2009.  Debt service obligations related to the issuance and sale of the 7.75% Senior Notes due 2013 are expected to add approximately $23 million from fiscal years 2010 through 2013 (representing projected interest costs) and approximately $312 million in fiscal 2014 (inclusive of approximately $12 million of projected interest costs).  Unconditional purchase obligations related to executive compensation arrangements are expected to increase approximately $6 million in fiscal 2010 and 2011.

Derivative Financial Instruments and Hedging Activities

There have been no significant changes to our derivative financial instruments and hedging activities as discussed in our Annual Report on Form 10-K for the year ended June 30, 2008.

Foreign Exchange Risk Management

We enter into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with our identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on our costs and on the cash flows that we receive from foreign subsidiaries.  The majority of foreign currency forward contracts is denominated in currencies of major industrial countries and is with large financial institutions rated as investment grade by a major rating agency.  We also enter into foreign currency option contracts to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The foreign currency forward and option contracts entered into to hedge anticipated transactions have been designated as cash-flow hedges.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology.  The ineffective portion of both foreign currency forward and option contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses accumulated in other comprehensive income are reclassified to current-period earnings.  As of December 31, 2008, these cash-flow hedges were highly effective, in all material respects.

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

At December 31, 2008, we had foreign currency forward contracts and option contracts in the amount of $1,041.1 million and $37.0 million, respectively.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the Euro ($246.4 million), British pound ($192.3 million), Swiss franc ($169.7 million), Canadian dollar ($82.0 million), Russian ruble ($74.0 million), Australian dollar ($52.0 million), and Hong Kong dollar ($49.3 million).  The foreign currencies included in foreign currency option contracts (notional value stated in U.S. dollars) are principally the Canadian dollar ($22.3 million) and the South Korean won ($12.1 million).

Interest Rate Risk Management

We enter into interest rate derivative contracts to manage the exposure to fluctuations of interest rates on our funded indebtedness and anticipated issuance of debt for periods consistent with the identified exposures.  All interest rate derivative contracts are with large financial institutions rated as investment grade by a major rating agency.

We have interest rate swap agreements, with a notional amount totaling $250.0 million, to effectively convert the fixed rate interest on our 5.55% Senior Notes due May 15, 2017 to variable interest rates based on six-month LIBOR.  The interest rate swaps were designated as fair-value hedges.  As of December 31, 2008, these fair-value hedges were highly effective, in all material respects.

Market Risk

We use a value-at-risk model to assess the market risk of our derivative financial instruments, as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.  As of December 31, 2008, our average value-at-risk related to our foreign currency forward and option contracts for the twelve month period for which these contracts were outstanding was $17.8 million.  As of December 31, 2008, our average value-at-risk related to our interest rate contracts for the twelve month period for which these contracts were outstanding was $27.4 million.  There have been no significant changes in market risk since June 30, 2008 that would have a material effect on our calculated value-at-risk exposure, as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

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

Factors beyond management’s estimates and assumptions may also have a significant influence over the valuation, realizability, liquidity and operating results associated with these critical accounting policies.  We have considered the potential adverse impact of the recent global economic crisis and the dramatic decline in the value of equity securities and other investments as it relates to pension and other post-retirement benefit costs and goodwill and other intangible assets.

THE ESTÉE LAUDER COMPANIES INC.

Pension and Other Post-retirement Benefit Costs

While the recent adverse market conditions have reduced the asset values of our most significant qualified defined benefit pension plans, they remain adequately funded according to our latest estimates.  Currently, there are no required minimum contributions for fiscal 2009 for the U.S. qualified plan, and all other plans are being funded as required.  We have reduced discretionary funding in certain plans over the remainder of fiscal 2009, while maintaining appropriate funding levels.  Among other factors, the decline in asset values will be recognized in the calculation of future net periodic benefit cost and may result in an increase in future periods.

Goodwill and Other Intangible Assets

We believe the recent decline in our stock price, which impacts market capitalization, primarily reflects the reaction of the equity markets to the recessionary economy, rather than a fundamental change in our business operations.  In light of the recent decline in our stock price, we reviewed the impact of the aggregate change in market capitalization on the fair value of our reporting units with goodwill and concluded that each such unit continued to have fair value in excess of carrying value.  Our reporting units are components of our operating segments.  As the duration and magnitude of the volatility of the current economic conditions remain uncertain, we will continue to monitor and evaluate the potential impact on our business and perform interim impairment testing if triggering events arise prior to our annual impairment testing in the fourth quarter of our current fiscal year.  Accordingly, it is possible that we would recognize an impairment charge in the future with respect to goodwill and/or other intangible assets.

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

THE ESTÉE LAUDER COMPANIES INC.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP No. FAS 132(R)-1”) to require employers to provide additional disclosures about plan assets of a defined benefit pension or other post-retirement plan.  These disclosures should principally include information detailing investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and an understanding of significant concentrations of risk within plan assets.  The disclosures required by this FSP shall be provided for fiscal years ending after December 15, 2009 (or our fiscal 2010, the anticipated period of adoption).  Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes.  Earlier application of the provisions of this FSP is permitted.

In November 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF No. 08-7”).  Defensive intangible assets are assets acquired in a business combination that the acquirer (a) does not intend to use or (b) intends to use in a way other than the assets’ highest and best use as determined by an evaluation of market participant assumptions.  While defensive intangible assets are not being actively used, they are likely contributing to an increase in the value of other assets owned by the acquiring entity.  EITF No. 08-7 will require defensive intangible assets to be accounted for as separate units of accounting at the time of acquisition and the useful life of such assets would be based on the period over which the assets will directly or indirectly affect the entity’s cash flows.  This Issue would be applied prospectively for defensive intangible assets acquired on or after the beginning of our fiscal 2010, in order to coincide with the effective date of SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”).

In November 2008, the FASB ratified the consensus reached on EITF Issue No. 08-6, “Accounting for Equity Method Investment Considerations” (“EITF No. 08-6”). EITF No. 08-6 addresses questions about the potential effect of SFAS No. 141(R) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS No. 160”) on equity-method accounting.  The primary issues include how the initial carrying value of an equity method investment should be determined, how to account for any subsequent purchases and sales of additional ownership interests, and whether the investor must separately assess its underlying share of the investee’s indefinite-lived intangible assets for impairment.  The effective date of EITF No. 08-6 coincides with that of SFAS No. 141(R) and SFAS No. 160 and is to be applied on a prospective basis beginning in our fiscal 2010.  Early adoption is not permitted for entities that previously adopted an alternate accounting policy.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 requires companies to provide qualitative disclosures about their objectives and strategies for using derivative instruments, quantitative disclosures of the fair values and gains and losses of these derivative instruments in a tabular format, as well as more information about liquidity by requiring disclosure of a derivative contract’s credit-risk-related contingent features.  SFAS No. 161 also requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments.  We are currently evaluating the disclosure requirements of SFAS No. 161.  The adoption of this disclosure-only standard will not have an impact on our consolidated financial results.  SFAS No. 161 becomes effective for the March 31, 2009 interim reporting period.

In December 2007, the FASB issued SFAS No. 141(R).  SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations,” however, it retains the fundamental requirements of the former Statement that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  Among other requirements, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair values, with limited exceptions; acquisition-related costs generally will be expensed as incurred.  SFAS No. 141(R) requires certain financial statement disclosures to enable users to evaluate and understand the nature and financial effects of the business combination.  SFAS No. 141(R) must be applied prospectively to business combinations that are consummated on or after July 1, 2009.

In December 2007, the FASB issued SFAS No. 160 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Among other requirements, SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is to be reported as a separate component of equity in the consolidated financial statements.  SFAS No. 160 also requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest and to disclose those amounts on the face of the consolidated statement of income.  SFAS No. 160 must be applied prospectively for fiscal years, and interim periods within those fiscal years, beginning in our fiscal 2010, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented.

In December 2007, the FASB ratified the consensus reached on EITF Issue No. 07-1, “Collaborative Arrangements,” (“EITF No. 07-1”).  This Issue addresses accounting for collaborative arrangement activities that are conducted without the creation of a separate legal entity for the arrangement.  Revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net by the collaborators pursuant to the guidance in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and other applicable accounting literature.  Payments to or from collaborators should be presented in the income statement based on the nature of the arrangement, the nature of the company’s business and whether the payments are within the scope of other accounting literature.  Other detailed information related to the collaborative arrangement is also required to be disclosed.  The requirements under this Issue must be applied to collaborative arrangements in existence at the beginning of our fiscal 2010 using a modified version of retrospective application.  We are currently not a party to significant collaborative arrangement activities, as defined by EITF No. 07-1.

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

Item 4. Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2008 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

As part of our Strategic Modernization Initiative, we anticipate the continued migration of our operations to SAP, with the majority of our locations being fully implemented through fiscal 2012.  During the second quarter of fiscal 2009, we implemented SAP in our North American finance function and certain other functions at our plant in the United Kingdom.  Based on management’s evaluation, the necessary steps have been taken to monitor and maintain appropriate internal control over financial reporting during this period.

Except as noted in the previous sentences, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchase Program

We are authorized by the Board of Directors to repurchase up to 88.0 million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  As of December 31, 2008, the cumulative total of acquired shares pursuant to the authorization was 65.3 million, reducing the remaining authorized share repurchase balance to 22.7 million.  During the six months ended December 31, 2008, we purchased approximately 1.2 million shares pursuant to the authorization for $55.3 million as outlined in the following table:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
July 2008	674,700		$43.79	674,700	23,266,841
August 2008	198,700		$44.50	198,700	23,068,141
September 2008	367,261	(2)	$50.70	333,709	22,734,432
October 2008	160,550	(3)	$34.95	—	22,734,432
November 2008	—		—	—	22,734,432
December 2008	—		—	—	22,734,432
	1,401,211		$44.69	1,207,109	22,734,432

(1)

The initial program covering the repurchase of 8.0 million shares was announced in September 1998 and increased by 20.0 million shares each in November 2007, February 2007 and May 2005 and 10.0 million shares in both May 2004 and October 2002.

(2)	Includes shares that were repurchased by the Company in connection with shares withheld to satisfy tax obligations upon the settlement of performance share units earned as of June 30, 2008.
(3)	Represents shares that were repurchased by the Company in connection with shares withheld to satisfy tax obligations upon the vesting of restricted stock units.

THE ESTÉE LAUDER COMPANIES INC.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)                                  The Annual Meeting of Stockholders of the Company was held on November 7, 2008.

(b)                                 The following directors were re-elected at the Annual Meeting of Stockholders: Charlene Barshefsky, Leonard A. Lauder and Ronald S. Lauder as Class III Directors for a term expiring at the 2011 Annual Meeting.  The Class I Directors, whose terms expire at the 2009 Annual Meeting are Rose Marie Bravo, CBE, Paul J. Fribourg, Mellody Hobson, Irvine O. Hockaday, Jr., and Barry S. Sternlicht.  The Class II Directors, whose terms expire at the 2010 Annual Meeting are Aerin Lauder, William P. Lauder, Richard D. Parsons and Lynn Forester de Rothschild.

(c)                (i) Each person re-elected as a director at the Annual Meeting received the number of votes (shares of Class B Common Stock are entitled to ten votes per share) indicated beside his or her name:

Name	Votes For	Votes Withheld
Charlene Barshefsky	880,570,461	2,317,072
Leonard A. Lauder	849,815,283	33,072,250
Ronald S. Lauder	878,112,056	4,775,477

(ii) 876,393,315 votes (shares of Class B Common Stock are entitled to ten votes per share) were cast for and 6,339,309 votes were cast against the approval of The Estée Lauder Companies Inc. Executive Annual Incentive Plan.  There were 154,909 abstentions and no broker nonvotes.

(iii) 882,427,896 votes (shares of Class B Common Stock are entitled to ten votes per share) were cast for and 419,241 votes were cast against the ratification of the appointment of KPMG LLP as independent auditors of the Company for the 2009 fiscal year.  There were 40,396 abstentions and no broker nonvotes.

(d)                                 Not applicable

Item 6. Exhibits.

Exhibit Number	Description
4.1	Officer’s Certificate, dated November 4, 2008, defining certain terms of the 7.750% Senior Notes due 2013 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated November 4, 2008). *
4.2	Global Note for the 7.750% Senior Notes due 2013 (filed as Exhibit 4.2 to our Current Report on Form 8-K dated November 4, 2008). *
10.1	Amendment to Employment Agreement with Leonard A. Lauder. †
31.1	Certification pursuant to Rule 13a-14(a) (CEO).
31.2	Certification pursuant to Rule 13a-14(a) (CFO).
32.1	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)
32.2	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

*  Incorporated herein by reference.

†  Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ESTÉE LAUDER COMPANIES INC.

Date: February 5, 2009	By:	/s/RICHARD W. KUNES
Richard W. Kunes
Executive Vice President
and Chief Financial Officer
(Principal Financial and
Accounting Officer)

THE ESTÉE LAUDER COMPANIES INC.

INDEX TO EXHIBITS

Exhibit Number	Description
4.1	Officer’s Certificate, dated November 4, 2008, defining certain terms of the 7.750% Senior Notes due 2013 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated November 4, 2008). *
4.2	Global Note for the 7.750% Senior Notes due 2013 (filed as Exhibit 4.2 to our Current Report on Form 8-K dated November 4, 2008). *
10.1	Amendment to Employment Agreement with Leonard A. Lauder. †
31.1	Certification pursuant to Rule 13a-14(a) (CEO).
31.2	Certification pursuant to Rule 13a-14(a) (CFO).
32.1	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)
32.2	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

*  Incorporated herein by reference.

†  Exhibit is a management contract or compensatory plan or arrangement.