Form 10-Q
period 2009-03-31
ESTEE LAUDER COMPANIES INC
filed 2009-05-05
CIK 1001250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At April 27, 2009, 118,623,473 shares of the registrant’s Class A Common Stock, $.01 par value, and 78,067,261 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
	2009	2008	2009	2008
	(In millions, except per share data)

Net Sales	$1,696.5	$1,879.8	$5,641.0	$5,898.7
Cost of sales	446.4	471.9	1,454.5	1,506.2

Gross Profit	1,250.1	1,407.9	4,186.5	4,392.5

Operating expenses:
Selling, general and administrative	1,159.0	1,247.4	3,732.2	3,783.4
Restructuring and other special charges	6.2	(0.7)	6.6	(0.5)
Other intangible asset impairments	14.6	—	14.6	—
	1,179.8	1,246.7	3,753.4	3,782.9

Operating Income	70.3	161.2	433.1	609.6

Interest expense, net	20.6	16.1	55.5	52.8
Earnings before Income Taxes and Minority Interest	49.7	145.1	377.6	556.8

Provision for income taxes	21.4	53.7	138.4	197.7
Minority interest, net of tax	(1.1)	(1.3)	(2.9)	(5.5)
Net Earnings	$27.2	$90.1	$236.3	$353.6

Net earnings per common share:
Basic	$.14	$.47	$1.20	$1.83
Diluted	.14	.46	1.19	1.80

Weighted average common shares outstanding:
Basic	196.7	193.9	196.2	193.8
Diluted	197.2	196.6	197.8	196.8

Cash dividends declared per share	$—	$—	$.55	$.55

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED BALANCE SHEETS

	March 31	June 30
	2009	2008
	(Unaudited)
	($ in millions)
ASSETS
Current Assets
Cash and cash equivalents	$640.6	$401.7
Accounts receivable, net	1,031.6	1,038.8
Inventory and promotional merchandise, net	820.3	987.2
Prepaid expenses and other current assets	403.5	359.5
Total current assets	2,896.0	2,787.2

Property, Plant and Equipment, net	1,010.1	1,043.1

Other Assets
Investments, at cost or market value	20.6	24.1
Goodwill	735.5	708.9
Other intangible assets, net	172.9	191.9
Other assets	283.7	256.0
Total other assets	1,212.7	1,180.9
Total assets	$5,118.8	$5,011.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$140.7	$118.7
Accounts payable	276.4	361.7
Accrued income taxes	10.7	151.2
Other accrued liabilities	1,014.7	1,067.6
Total current liabilities	1,442.5	1,699.2

Noncurrent Liabilities
Long-term debt	1,403.3	1,078.2
Other noncurrent liabilities	596.1	554.0
Total noncurrent liabilities	1,999.4	1,632.2

Contingencies (Note 9)

Minority Interest	25.6	26.6

Stockholders’ Equity
Common stock, $.01 par value; 650,000,000 shares Class A authorized; shares issued: 183,917,950 at March 31, 2009 and 180,754,534 at June 30, 2008; 240,000,000 shares Class B authorized; shares issued and outstanding: 78,067,261 at March 31, 2009 and June 30, 2008	2.6	2.6
Paid-in capital	1,136.7	979.0
Retained earnings	3,212.9	3,085.1
Accumulated other comprehensive income (loss)	(114.7)	110.8
	4,237.5	4,177.5
Less: Treasury stock, at cost; 65,294,477 Class A shares at March 31, 2009 and 63,914,699 Class A shares at June 30, 2008	(2,586.2)	(2,524.3)
Total stockholders’ equity	1,651.3	1,653.2
Total liabilities and stockholders’ equity	$5,118.8	$5,011.2

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31
	2009	2008
	(In millions)

Cash Flows from Operating Activities
Net earnings	$236.3	$353.6
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	191.8	184.5
Deferred income taxes	(15.9)	(80.1)
Minority interest, net of tax	2.9	5.5
Non-cash stock-based compensation	42.6	40.8
Excess tax benefits from stock-based compensation arrangements	(1.4)	(0.6)
Loss on disposal of property, plant and equipment	8.1	5.3
Other intangible asset impairments	14.6	—
Other non-cash items	1.2	2.0
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(113.0)	(189.9)
Decrease (increase) in inventory and promotional merchandise, net	76.6	(18.8)
Increase in other assets, net	(69.5)	(48.7)
Decrease in accounts payable	(55.6)	(1.7)
Increase (decrease) in accrued income taxes	(37.4)	128.1
Increase in other liabilities	25.4	138.5
Net cash flows provided by operating activities	306.7	518.5

Cash Flows from Investing Activities
Capital expenditures	(215.9)	(250.3)
Acquisition of businesses and other intangible assets, net of cash acquired	(64.5)	(120.4)
Proceeds from the disposition of long-term investments	0.9	—
Purchases of long-term investments	(0.4)	(0.4)
Net cash flows used for investing activities	(279.9)	(371.1)

Cash Flows from Financing Activities
Increase in short-term debt, net	15.7	131.0
Proceeds from issuance of long-term debt, net	297.7	—
Repayments and redemptions of long-term debt	(9.1)	(4.3)
Net proceeds from stock-based compensation transactions	109.5	70.9
Excess tax benefits from stock-based compensation arrangements	1.4	0.6
Payments to acquire treasury stock	(62.6)	(93.6)
Dividends paid to stockholders	(108.4)	(106.6)
Net cash flows provided by (used for) financing activities	244.2	(2.0)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(32.1)	10.9

Net Increase in Cash and Cash Equivalents	238.9	156.3
Cash and Cash Equivalents at Beginning of Period	401.7	253.7
Cash and Cash Equivalents at End of Period	$640.6	$410.0

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

Management Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses reported in those financial statements.  Actual results could differ from those estimates and assumptions.  Certain significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, concentration of credit risk, inventory, pension and other post-retirement benefit costs, goodwill and other intangible assets, income taxes and derivatives.  Descriptions of these and other significant accounting policies are discussed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008.

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at period-end rates of exchange, while revenue and expenses are translated at weighted-average rates of exchange for the period.  Unrealized translation gains or losses are reported as cumulative translation adjustments through other comprehensive income (loss).  Such adjustments amounted to $38.5 million of unrealized translation losses, net of tax, and $47.4 million of unrealized translation gains, net of tax, during the three months ended March 31, 2009 and 2008, respectively, and $247.2 million of unrealized translation losses, net of tax, and $95.2 million of unrealized translation gains, net of tax, during the nine months ended March 31, 2009 and 2008, respectively.  The accompanying consolidated statements of earnings include net exchange (losses) gains on foreign currency transactions of $(5.2) million and $3.9 million during the three months ended March 31, 2009 and 2008, respectively, and $(31.3) million and $5.4 million during the nine months ended March 31, 2009 and 2008, respectively.

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions of $39.5 million and $26.3 million as of March 31, 2009 and June 30, 2008, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventory and Promotional Merchandise

Inventory and promotional merchandise only includes inventory considered saleable or usable in future periods, and is stated at the lower of cost or fair-market value, with cost being determined on the first-in, first-out method. Cost components include raw materials, componentry, direct labor and overhead (e.g., indirect labor, utilities, depreciation, purchasing, receiving, inspection and warehousing) as well as inbound freight. Manufacturing overhead is allocated to the cost of inventory based on the normal production capacity. Unallocated overhead during periods of abnormally low production levels are recognized as cost of sales in the period in which they are incurred. Promotional merchandise is charged to expense at the time the merchandise is shipped to the Company’s customers. Included in inventory and promotional merchandise is an inventory obsolescence reserve, which represents the difference between the cost of the inventory and its estimated realizable value, based on various product sales projections.  This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends and requirements to support forecasted sales.  In addition, and as necessary, specific reserves for future known or anticipated events may be established.

The components of inventory and promotional merchandise, net were as follows:

	March 31	June 30
	2009	2008
	(Unaudited)
	(In millions)

Raw materials	$201.0	$205.4
Work in process	34.4	56.8
Finished goods	404.9	494.7
Promotional merchandise	180.0	230.3
	$820.3	$987.2

Property, Plant and Equipment

Property, plant and equipment consists of:

	March 31	June 30
	2009	2008
	(Unaudited)
	(In millions)
Assets (Useful Life)
Land	$14.2	$14.9
Buildings and improvements (10 to 40 years)	177.3	183.5
Machinery and equipment (3 to 10 years)	1,038.2	1,008.9
Furniture and fixtures (5 to 10 years)	88.3	95.6
Leasehold improvements	1,091.9	1,090.7
	2,409.9	2,393.6
Less accumulated depreciation and amortization	1,399.8	1,350.5
	$1,010.1	$1,043.1

The cost of assets related to projects in progress of $129.2 million and $129.0 million as of March 31, 2009 and June 30, 2008, respectively, is included in their respective asset categories in the table above.  Depreciation and amortization of property, plant and equipment was $61.7 million and $59.8 million during the three months ended March 31, 2009 and 2008, respectively, and $181.0 million and $171.2 million during the nine months ended March 31, 2009 and 2008, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

As of March 31, 2009 and June 30, 2008, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $216.1 million and $199.0 million, respectively.  The increase of $17.1 million principally resulted from tax positions taken during a prior period for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $122.7 million.  The total interest and penalties accrued related to unrecognized tax benefits during the three and nine months ended March 31, 2009 in the accompanying consolidated statements of earnings was $7.1 million and $12.5 million, respectively.  The total gross accrued interest and penalties in the accompanying consolidated balance sheets at March 31, 2009 and June 30, 2008 was $63.2 million and $54.0 million, respectively.  On the basis of the information available as of March 31, 2009, it is reasonably possible that a reduction in a range of $30 million to $60 million of unrecognized tax benefits may occur within 12 months as a result of projected resolutions of global tax examinations and controversies.

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

In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date for FASB Statement No. 157” (“FSP No. FAS 157-2”).  This FSP permits the delayed application of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, as defined in this FSP, except for those that are recognized or disclosed at fair value in the financial statements at least annually, until the beginning of the Company’s fiscal 2010.  As of July 1, 2008, the Company adopted SFAS No. 157 (see Note 7), with the exception of its application to nonfinancial assets and nonfinancial liabilities, which the Company will defer in accordance with FSP No. FAS 157-2 until the beginning of fiscal 2010.  Nonfinancial assets and nonfinancial liabilities principally consist of intangible assets acquired through business combinations, long-lived assets when assessing potential impairment, and liabilities associated with restructuring activities.  The Company is currently evaluating the impact of the provisions for such nonfinancial assets and nonfinancial liabilities on its consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 requires companies to provide qualitative disclosures about their objectives and strategies for using derivative instruments, quantitative disclosures of the fair values of, and gains and losses on, these derivative instruments in a tabular format, as well as more information about liquidity by requiring disclosure of a derivative contract’s credit-risk-related contingent features.  SFAS No. 161 also requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments.  The Company adopted this disclosure-only standard beginning in its fiscal 2009 third quarter (see Note 6).

Recently Issued Accounting Standards

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” principally to require publicly traded companies to provide disclosures about fair value of financial instruments in interim financial information.  The adoption of this disclosure-only guidance will not have an impact on the Company’s consolidated financial results and is effective beginning with its fiscal 2010 interim period ending September 30, 2009.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. FAS 157-4”).  This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157 when there has been a significant decrease in market activity for a financial asset.  An entity is required to base its conclusion about whether a transaction was distressed on the weight of the evidence presented.  This FSP also re-affirms that the objective of fair value, when the market for an asset is not active, is the price that would be received to sell the asset in an orderly market (as opposed to a distressed or forced transaction).  Additional enhanced disclosures are also required in accordance with this FSP.  FSP No. FAS 157-4 must be applied prospectively and is effective for interim and annual periods ending after June 15, 2009.  The Company determined that its financial assets are currently valued in active markets.  As such, the guidance in this FSP is not anticipated to impact the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably determined.  If the fair value of such assets or liabilities cannot be reasonably determined, then they would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss — an interpretation of FASB Statement No. 5.”  This FSP also amends the subsequent accounting for assets and liabilities arising from contingencies in a business combination and certain other disclosure requirements.  This FSP is effective for assets or liabilities arising from contingencies in business combinations that are consummated on or after July 1, 2009.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP No. FAS 132(R)-1”) to require employers to provide additional disclosures about plan assets of a defined benefit pension or other post-retirement plan.  These disclosures should principally include information detailing investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and an understanding of significant concentrations of risk within plan assets.  While earlier application of the provisions of this FSP is permitted, the disclosures required by this FSP shall be provided for fiscal years ending after December 15, 2009 (or the Company’s fiscal 2010, the anticipated period of adoption).  Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In November 2008, the FASB ratified the consensus reached on EITF Issue No. 08-6, “Accounting for Equity Method Investment Considerations” (“EITF No. 08-6”).  EITF No. 08-6 addresses questions about the potential effect of SFAS No. 141(R) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”) on equity-method accounting.  The primary issues include how the initial carrying value of an equity method investment should be determined, how to account for any subsequent purchases and sales of additional ownership interests, and whether the investor must separately assess its underlying share of the investee’s indefinite-lived intangible assets for impairment.  The effective date of EITF No. 08-6 coincides with that of SFAS No. 141(R) and SFAS No. 160 and is to be applied on a prospective basis beginning in the Company’s fiscal 2010.  Early adoption is not permitted for entities that previously adopted an alternate accounting policy.

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

NOTE 2 — GOODWILL AND OTHER INTANGIBLE ASSETS

The Company follows the provisions of SFAS No. 141, “Business Combinations” (“SFAS No. 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  These statements establish financial accounting and reporting standards for acquired goodwill and other intangible assets.  Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements.  In accordance with SFAS No. 142, intangible assets, including purchased goodwill, must be evaluated for impairment.  Those intangible assets that will continue to be classified as goodwill or as other indefinite-lived intangibles are no longer amortized.

The Company tests goodwill for impairment at the reporting unit level, which is one level below its operating segments.  The Company identifies its reporting units by assessing whether the components of its operating segments constitute businesses for which discrete financial information is available and management of each reporting unit regularly reviews the operating results of those components.  In accordance with SFAS No. 142, the impairment testing is performed in two steps: (i) the Company determines impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.  The impairment test for indefinite-lived intangible assets encompasses calculating a fair value of an indefinite-lived intangible asset and comparing the fair value to its carrying value.  If the carrying value exceeds the fair value, impairment is recorded.

To determine fair value of the reporting unit, the Company generally uses an equal weighting of the income and market approaches.  The Company believes both approaches are equally relevant and the most reliable indications of fair value because the fair value of product or service companies is more dependent on the ability to generate earnings than on the value of the assets used in the production process.  Under the market approach, the Company utilizes information from comparable publicly traded companies with similar operating and investment characteristics as the reporting units, which creates valuation multiples that are applied to the operating performance of the reporting unit being tested, to value the reporting unit.  Under the income approach, the Company determines fair value using a discounted cash flow method, estimating future cash flows of each reporting unit, as well as terminal value, and discounting such cash flows at a rate of return that reflects the relative risk of the cash flows.  The key estimates and factors used in these two approaches include, but are not limited to, revenue growth rates and profit margins based on internal forecasts, terminal value, the weighted-average cost of capital used to discount future cash flows and comparable market multiples.  To determine fair value of other indefinite-lived intangible assets, the Company uses an income approach, the relief-from-royalty method.  This method assumes that, in lieu of ownership, a third party would be willing to a pay a royalty in order to obtain the rights to use the comparable asset.  Other indefinite-lived intangible assets’ fair values require significant judgments in determining both the assets’ estimated cash flows as well as the appropriate discount and royalty rates applied to those cash flows to determine fair value.  Changes in such estimates or the application of alternative assumptions could produce significantly different results.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company believes the recent decline in stock price, which impacts market capitalization, primarily reflects the reaction of the equity markets to the recessionary economy, rather than a fundamental change in the business operations.  In light of the recent decline in stock price, the Company reviewed the impact of the aggregate change in market capitalization on the fair value of its reporting units with goodwill and such review indicated that all reporting units, except for the Darphin reporting unit, continued to have fair value in excess of carrying value.

During the third quarter of fiscal 2009, the Company concluded that the Darphin reporting unit met certain indicators triggering an interim impairment review of goodwill and trademarks.  Those indicators included a decline in recent operating activities, restructuring activities, revisions in internal forecasts and an application of the Company’s continued decline in market capitalization to this reporting unit.  The Company performed an interim impairment test for goodwill and trademarks as of March 31, 2009 on this reporting unit.  The Company concluded that the carrying value of the Darphin trademark exceeded its estimated fair value and as a result recognized an impairment charge of $12.3 million at the exchange rate at March 31, 2009.  This charge was reflected in the skin care product category and in the Europe, the Middle East & Africa region.  After adjusting the carrying value of the trademark, the Company completed step one of the impairment analysis for goodwill and concluded that the fair value of the Darphin reporting unit was in excess of its carrying value including goodwill.

During the third quarter of fiscal 2009, the Company reviewed its other intangible assets for events or changes in circumstances that indicate the carrying amount of such assets may not be recoverable.  Pursuant to this review, the Company identified a fragrance license agreement intangible asset which was tested for impairment based upon a history of operating losses in excess of projections and revisions in internal forecasts.  The Company determined that the intangible asset was impaired and therefore recorded an asset impairment charge of $2.3 million in the fragrance product category and in the Americas region.

As the duration and magnitude of the volatility of the current economic conditions remain uncertain, the Company will continue to monitor and evaluate the potential impact on the business and on the annual impairment testing in the fourth quarter of the current fiscal year.  Accordingly, it is possible that the Company would recognize an impairment charge in the future with respect to goodwill and/or other intangible assets.

NOTE 3 — ACQUISITION OF BUSINESSES

During fiscal 2009, the Company acquired Applied Genetics Incorporated Dermatics, a manufacturer of cosmetics ingredients.  The purchase price, paid at closing, was funded by cash provided by operations.  In addition, the Company acquired businesses engaged in the wholesale distribution and retail sale of Aveda products.  These activities were predominantly related to the Company’s skin care and hair care businesses and resulted in increases to goodwill of $36.4 million and other intangible assets of $17.9 million as of March 31, 2009, pending final valuation.

The aggregate purchase price for these transactions, net of acquired cash, which includes acquisition costs, was $58.4 million at March 31, 2009.  The results of operations for each of the acquired businesses are included in the accompanying consolidated financial statements commencing with its date of original acquisition.  Pro forma results of operations as if each of such businesses had been acquired as of the beginning of the year of acquisition and as of the prior-year period have not been presented as the impact on the Company’s consolidated financial results would not have been material.

NOTE 4 — RESTRUCTURING AND OTHER SPECIAL CHARGES

In February 2009, the Company announced the implementation of a multi-faceted cost savings program (the “Program”) to position it to achieve long-term profitable growth.  The Company anticipates the Program will result in related restructuring and other special charges over the next few fiscal years totaling between $350 million and $450 million before taxes.  The Program includes organizational resizing and regional realignments which principally reflects the reduction of the workforce by approximately 2,000 employees.

During fiscal 2009, the Company approved cost savings initiatives to resize the organization, reorganize certain functions, exit unprofitable operations and outsource certain services.  For the three and nine months ended March 31, 2009, aggregate expenses of $7.0 million and $10.3 million, respectively, were recorded as Restructuring and other special charges related to the Program in the accompanying consolidated statements of earnings.  These charges primarily reflected employee-related costs, asset write-offs, contract terminations and other special charges.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the restructuring charges incurred for the three and nine months ended March 31, 2009 under the Program.  Substantially all of these charges are expected to result in cash expenditures, with a majority of the cash payments expected to be made through fiscal 2010.

	Three Months Ended March 31, 2009	Nine Months Ended March 31, 2009
	(Unaudited) (In millions)

Employee-related costs	$4.3	$5.5
Asset write-offs	0.1	0.1
Contract terminations	0.1	0.1
Other exit costs	0.1	0.1
Total restructuring charges	$4.6	$5.8

The total amount of restructuring charges expected to be incurred in connection with these initiatives, plus other initiatives approved through April 16, 2009, include approximately $28 million for employee-related costs, approximately $4 million in asset write-offs and approximately $5 million of contract terminations and other exit costs.

The related liability balances and activity for these restructuring charges are shown below.

	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other	Total
	(Unaudited) (In millions)

Charges	$5.5	$0.1	$0.1	$0.1	$5.8
Cash payments	(1.3)	—	(0.1)	(0.1)	(1.5)
Non-cash write-offs	—	(0.1)	—	—	(0.1)
Adjustments	—	—	—	—	—
Balance at March 31, 2009	$4.2	$—	$—	$—	$4.2

In addition to the charges included in the above tables, the Company incurred other special charges in connection with the Program for the three and nine months ended March 31, 2009 of $2.4 million and $4.5 million, respectively, related to consulting, other professional services, and accelerated depreciation.  The total amount of other special charges expected to be incurred to implement these initiatives, plus other initiatives approved through April 16, 2009, is approximately $36 million.

During the three and nine months ended March 31, 2009, the Company recorded gains of $0.8 million and $3.7 million, respectively, related to adjustments to accruals that were recorded as other special charges in prior periods.

NOTE 5 — DEBT

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s 3.0 billion Japanese yen revolving credit facility expired on March 24, 2009.  This facility was replaced with a 1.5 billion Japanese yen ($15.3 million at the exchange rate at March 31, 2009) revolving credit facility that expires on March 31, 2010 and a 1.5 billion Japanese yen ($15.3 million at the exchange rate at March 31, 2009) revolving credit facility that expires on March 31, 2012.  The interest rates on borrowings under these credit facilities are based on TIBOR (Tokyo Interbank Offered Rate) plus .45% and .75%, respectively and the facility fees incurred on undrawn balances are 15 basis points and 25 basis points, respectively.  At March 31, 2009, no borrowings were outstanding under these facilities.

NOTE 6 — DERIVATIVE FINANCIAL INSTRUMENTS

The Company adopted SFAS No. 161 as of January 1, 2009, which did not have an impact on the Company’s consolidated financial statements as it is a disclosure-only standard.  The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments.  The Company primarily enters into foreign currency forward and option contracts to reduce the effects of fluctuating foreign currency exchange rates and interest rate derivatives to manage the effects of interest rate movements on the Company’s aggregate liability portfolio.  The Company also enters into foreign currency forward and option contracts, not designated as hedging instruments, to mitigate the change in fair value of specific assets and liabilities on the balance sheet.  The Company does not utilize derivative financial instruments for trading or speculative purposes.  Costs associated with entering into these derivative financial instruments have not been material to the Company’s consolidated financial results.

For each derivative contract entered into where the Company looks to obtain special hedge accounting treatment, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking the hedge transaction, the nature of the risk being hedged, how the hedging instruments’ effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness.  This process includes linking all derivatives to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.  The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.  If it is determined that a derivative is not highly effective, or that it has ceased to be a highly effective hedge, the Company will be required to discontinue hedge accounting with respect to that derivative prospectively.

All derivatives outstanding as of March 31, 2009 are (i) designated as a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair-value” hedge), (ii) designated as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“foreign currency cash-flow” hedge), or (iii) not designated as a hedging instrument.  Changes in the fair value of a derivative that is designated and qualifies as a fair-value hedge that is highly effective are recorded in current-period earnings, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments).  Changes in the fair value of a derivative that is designated and qualifies as a foreign currency cash-flow hedge of a foreign-currency-denominated forecasted transaction that is highly effective are recorded in other comprehensive income (loss) (“OCI”).  Gains and losses deferred in OCI are then recognized in current-period earnings when earnings are affected by the variability of cash flows of the hedged foreign-currency-denominated forecasted transaction (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings).  Changes in the fair value of derivative instruments not designated as hedging instruments are reported in current-period earnings.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheet as of March 31, 2009 are presented as follows:

	Asset Derivatives		Liability Derivatives
(Unaudited) (In millions)	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)
Derivatives Designated as Hedging Instruments:
Foreign currency forward and option contracts	Prepaid expenses and other current assets	$21.3	Other accrued liabilities	$(12.2)
Interest rate swap contracts	Prepaid expenses and other current assets	39.5	Not applicable	—

Total Derivatives Designated as Hedging Instruments		60.8		(12.2)

Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	3.5	Other accrued liabilities	(2.9)
Total Derivatives		$64.3		$(15.1)

(1)    See Note 7 — Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are presented as follows:

(Unaudited) (In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (1)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (1) (2)
	Three Months	Nine Months		Three Months	Nine Months
Derivatives in Cash Flow Hedging Relationships:	Ended March 31, 2009	Ended March 31, 2009		Ended March 31, 2009	Ended March 31, 2009

Foreign currency forward and option contracts	$4.7	$31.8	Cost of sales	$1.8	$6.2
			Selling, general and administrative	8.5	14.6
Total derivatives	$4.7	$31.8		$10.3	$20.8

(1)    See Note 13 — Comprehensive Income (Loss) for additional information on changes to other accumulated comprehensive income (loss).

(2)    The amount of gain (loss) recognized in earnings related to the ineffective portion of the hedging relationships and the amount excluded from effectiveness testing was $(0.2) million and $(1.1) million, respectively, for the three months ended March 31, 2009, and $0.4 million and $(0.3) million, respectively, for the nine months ended March 31, 2009.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (In millions)	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives (1)
		Three Months	Nine Months
Derivatives in Fair Value Hedging Relationships:		Ended March 31, 2009	Ended March 31, 2009

Interest rate swap contracts	Interest expense, net	$(2.2)	$28.7

(1)    The Company’s interest rate swap agreements meet the short-cut method requirements under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).  Accordingly, changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt.

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

(Unaudited) (In millions)	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months	Nine Months
Derivatives Not Designated as Hedging Instruments:		Ended March 31, 2009	Ended March 31, 2009

Foreign currency forward and option contracts	Selling, general and administrative	$—	$1.6

Foreign Currency Cash-Flow Hedges

The Company enters into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that the Company receives from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  The Company also enters into foreign currency option contracts to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The foreign currency forward and option contracts entered into to hedge anticipated transactions have been designated as foreign currency cash-flow hedges and have varying maturities through the end of June 2010.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology.  The ineffective portion of both foreign currency forward and option contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income (loss) are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in accumulated other comprehensive income (loss) are reclassified to current-period earnings.  As of March 31, 2009, the Company’s foreign currency cash-flow hedges were highly effective, in all material respects.  The estimated net gain (loss) as of March 31, 2009 that is expected to be reclassified from accumulated other comprehensive income (loss) into earnings within the next twelve months is $9.6 million.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2009, the Company had foreign currency forward and option contracts in the amount of $1,300.6 million and $16.2 million, respectively.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the Euro ($315.3 million), Swiss franc ($252.4 million), British pound ($195.5 million), Canadian dollar ($135.5 million), Japanese yen ($83.7 million), Hong Kong dollar ($76.0 million) and Australian dollar ($74.7 million).  The foreign currencies included in the foreign currency option contracts (notional value stated in U.S. dollars) are principally the Canadian dollar ($9.2 million) and the South Korean won ($5.8 million).

Fair Value Hedges

The Company enters into interest rate derivative contracts to manage its exposure to interest rate fluctuations on its funded indebtedness and anticipated issuance of debt for periods consistent with the identified exposures.  The Company has interest rate swap agreements, with a notional amount totaling $250.0 million, to effectively convert the fixed rate interest on its 2017 Senior Notes to variable interest rates based on six-month LIBOR.  These interest rate swap agreements are designated as fair value hedges of the related long-term debt and meet the short-cut method requirements of SFAS No. 133.  Accordingly, changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt.  As of March 31, 2009, these fair-value hedges were highly effective in all material respects.

Credit Risk

As a matter of policy, the Company only enters into derivative contracts with counterparties that have at least an “A” (or equivalent) credit rating.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $64.3 million at March 31, 2009.  To manage this risk, the Company has established strict counterparty credit guidelines that are continually monitored and reported to management.  Accordingly, management believes risk of loss under these hedging contracts is remote.

Certain of the Company’s derivative financial instruments contain credit-risk-related contingent features.  As of March 31, 2009, the Company was in compliance with such features and there were no derivative financial instruments with credit-risk-related contingent features that were in a net liability position.

NOTE 7 — FAIR VALUE MEASUREMENTS

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Unaudited) (In millions)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Foreign currency forward and option contracts	$—	$24.8	$—	$24.8
Interest rate swap contracts	—	39.5	—	39.5
Available-for-sale securities	13.4	—	—	13.4
Total	$13.4	$64.3	$—	$77.7

Liabilities:
Foreign currency forward contracts	$—	$15.1	$—	$15.1

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

Available-For-Sale Securities - Available-for-sale securities are generally comprised of mutual funds and are valued using quoted market prices on an active exchange.  Available-for-sale securities are included in investments in the accompanying consolidated balance sheets.

NOTE 8 — PENSION AND POST-RETIREMENT BENEFIT PLANS

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

The components of net periodic benefit cost for the three months ended March 31, 2009 and 2008 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement
(Unaudited) (In millions)	2009	2008	2009	2008	2009	2008

Service cost	$5.2	$4.9	$3.9	$4.1	$0.9	$1.0
Interest cost	7.0	6.6	4.3	3.7	1.9	1.6
Expected return on plan assets	(8.3)	(7.9)	(4.4)	(3.8)	—	—
Amortization of:
Prior service cost	0.2	0.2	0.5	0.1	—	—
Actuarial loss	0.4	0.4	0.1	1.5	0.1	0.1
Net periodic benefit cost	$4.5	$4.2	$4.4	$5.6	$2.9	$2.7

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic benefit cost for the nine months ended March 31, 2009 and 2008 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement
(Unaudited) (In millions)	2009	2008	2009	2008	2009	2008

Service cost	$15.7	$14.8	$12.3	$12.1	$2.8	$3.1
Interest cost	21.1	19.7	13.7	10.9	5.6	4.8
Expected return on plan assets	(25.1)	(23.8)	(14.2)	(11.2)	—	—
Amortization of:
Prior service cost	0.5	0.5	1.7	0.2	—	—
Actuarial loss	1.3	1.3	0.5	4.5	0.4	0.3
Net periodic benefit cost	$13.5	$12.5	$14.0	$16.5	$8.8	$8.2

The Company previously disclosed in its consolidated financial statements for the fiscal year ended June 30, 2008 that it expected to make cash contributions totaling approximately $15 million to its trust based, noncontributory qualified defined benefit pension plan (“U.S. Qualified Plan”) and approximately $46 million to its international defined benefit pension plans during the fiscal year ending June 30, 2009.  During the nine months ended March 31, 2009, the Company made $7.0 million of discretionary contributions to the U.S. Qualified Plan.  Additional discretionary contributions are being considered for the remainder of the fiscal year but are not expected to be material.  In addition, as of March 31, 2009, the expected contributions to the international defined benefit pension plans are currently anticipated to be approximately $40 million for the fiscal year ending June 30, 2009.

NOTE 9 — CONTINGENCIES

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

In 1999, the Office of the Attorney General of the State of New York (the “State”) notified the Company and ten other entities that they had been identified as potentially responsible parties (“PRPs”) with respect to the Blydenburgh landfill in Islip, New York.  Each PRP may be jointly and severally liable for the costs of investigation and cleanup, which the State estimated in 2006 to be approximately $19.7 million for all PRPs.  In 2001, the State sued other PRPs (including Hickey’s Carting, Inc., Dennis C. Hickey and Maria Hickey, collectively the “Hickey Parties”), in the U.S. District Court for the Eastern District of New York to recover such costs in connection with the site, and in September 2002, the Hickey Parties brought contribution actions against the Company and other Blydenburgh PRPs.  These contribution actions seek to recover, among other things, any damages for which the Hickey Parties are found liable in the State’s lawsuit against them, and related costs and expenses, including attorneys’ fees.  In June 2004, the State added the Company and other PRPs as defendants in its pending case against the Hickey Parties.  In April 2006, the Company and other defendants added numerous other parties to the case as third-party defendants.  Settlement negotiations with the new third-party defendants, the State, the Company and other defendants began in July 2006 and have resulted in a proposed consent decree to resolve the case. The consent decree requires court approval, which the parties are seeking.  The Company has accrued an amount which it believes would be necessary to resolve its share of this matter.  If the settlement is not successfully completed, the Company intends to vigorously defend the pending claims.  While no assurance can be given as to the ultimate outcome, management believes that the resolution of the Blydenburgh matters will not have a material adverse effect on the Company’s consolidated financial condition.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — COMMON STOCK

During the nine months ended March 31, 2009, the Company purchased approximately 1.4 million shares of its Class A Common Stock for $62.6 million.

NOTE 11 — STOCK PROGRAMS

As of March 31, 2009, the Company has two active equity compensation plans which include the Amended and Restated Fiscal 2002 Share Incentive Plan and the Non-Employee Director Share Incentive Plan (collectively, the “Plans”).  These Plans currently provide for the issuance of 24,423,700 shares of Class A Common Stock, which consist of shares originally provided for and shares transferred to the Plans from other inactive plans and employment agreements, to be granted in the form of stock-based awards to key employees, consultants and non-employee directors of the Company.  As of March 31, 2009, approximately 4,997,900 shares of Class A Common Stock were reserved and available to be granted pursuant to these Plans.  The Company may satisfy the obligation of its stock-based compensation awards with either new or treasury shares.  The Company’s equity compensation awards outstanding at March 31, 2009 include stock options, performance share units (“PSU”), restricted stock units (“RSU”) and share units.

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of, stock options, PSUs, RSUs and share units.  Compensation expense attributable to net stock-based compensation during the three months ended March 31, 2009 and 2008 was $10.5 million and $7.6 million, respectively.  Compensation expense attributable to net stock-based compensation during the nine months ended March 31, 2009 and 2008 was $42.6 million and $40.8 million, respectively.  As of March 31, 2009, the total unrecognized compensation cost related to nonvested stock-based awards was $45.7 million and the related weighted-average period over which it is expected to be recognized is approximately 1.9 years.

Stock Options

A summary of the Company’s stock option programs as of March 31, 2009 and changes during the nine-month period then ended, is presented below:

(Unaudited) (Shares in thousands)	Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value(1) (in millions)	Weighted- Average Contractual Life Remaining in Years

Outstanding at June 30, 2008	20,307.2	$42.53
Granted at fair value	1,793.4	52.30
Exercised	(2,627.2)	41.69
Expired	(222.0)	43.48
Forfeited	(45.5)	43.48
Outstanding at March 31, 2009	19,205.9	43.54	$4.2	4.0

Exercisable at March 31, 2009	15,919.3	42.76	$—	3.0

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The per-share weighted-average grant date fair value of stock options granted during the three months ended March 31, 2009 and 2008 was $7.08 and $13.52, respectively.  The per-share weighted-average grant date fair value of stock options granted during the nine months ended March 31, 2009 and 2008 was $17.30 and $14.36, respectively.  The total intrinsic value of stock options exercised during the three months ended March 31, 2008 was $11.0 million.  The total intrinsic value of stock options exercised during the nine months ended March 31, 2009 and 2008 was $24.7 million and $18.1 million, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31
(Unaudited)	2009	2008
Weighted-average expected stock-price volatility	31%	26%
Weighted-average expected option life	8 years	8 years
Average risk-free interest rate	2.7%	3.3%
Average dividend yield	1.9%	1.3%

	Nine Months Ended March 31
(Unaudited)	2009	2008
Weighted-average expected stock-price volatility	28%	25%
Weighted-average expected option life	8 years	8 years
Average risk-free interest rate	3.4%	4.5%
Average dividend yield	1.2%	1.2%

Performance Share Units

During the nine months ended March 31, 2009, the Company granted 131,000 PSUs, which will be settled in stock subject to the achievement of the Company’s net sales and net earnings per share goals for the three years ending June 30, 2011 and subject to the continued employment of the grantees.  Settlement will be made pursuant to a range of opportunities relative to the net sales and diluted net earnings per common share targets of the Company and, as such, the compensation cost of the PSU is subject to adjustment based upon the attainability of these target goals.  No settlement will occur for results below the applicable minimum threshold and additional shares shall be issued if performance exceeds the targeted performance goals.  PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSU.  These awards are subject to the provisions of the agreement under which the PSUs are granted.  The PSUs were valued at the closing market value of the Company’s Class A Common Stock on the date of grant and generally vest at the end of the performance period.  In September 2008, 78,400 shares of the Company’s Class A Common Stock were issued and related accrued dividends were paid, relative to the target goals set at the time of issuance, in settlement of 96,600 PSUs which vested as of June 30, 2008.

The following is a summary of the status of the Company’s PSUs as of March 31, 2009 and activity during the nine months then ended:

		Weighted-Average
		Grant Date
(Unaudited) (Shares in thousands)	Shares	Fair Value Per Share
Nonvested at June 30, 2008	189.3	$41.05
Granted	131.0	52.83
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2009	320.3	45.87

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

The Company granted approximately 618,500 RSUs during the nine months ended March 31, 2009.  At the time of grant, 344,200 were scheduled to vest on November 2, 2009, 178,900 on November 1, 2010 and 95,400 on October 31, 2011, all subject to the continued employment or retirement of the grantees.  Certain RSUs granted in fiscal 2009 are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the RSU and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.  Other RSUs granted in fiscal 2009 are not accompanied by dividend equivalent rights and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant less the discounted present value of the dividends expected to be paid on the shares during the vesting period.

The following is a summary of the status of the Company’s RSUs as of March 31, 2009 and activity during the nine months then ended:

		Weighted-Average
		Grant Date
(Unaudited) (Shares in thousands)	Shares	Fair Value Per Share
Nonvested at June 30, 2008	814.0	$40.85
Granted	618.5	52.13
Vested	(479.3)	40.72
Forfeited	(26.5)	45.40
Nonvested at March 31, 2009	926.7	48.31

Share Units

The Company grants share units to certain non-employee directors under the Non-Employee Director Share Incentive Plan.  The share units are convertible into shares of Class A Common Stock as provided for in that plan.  Share units are accompanied by dividend equivalent rights that are converted to additional share units when such dividends are declared.  The following is a summary of the status of the Company’s share units as of March 31, 2009 and activity during the nine months then ended:

		Weighted-Average
		Grant Date
(Unaudited) (Shares in thousands)	Shares	Fair Value Per Share
Outstanding at June 30, 2008	18.1	$39.21
Granted	4.1	33.62
Dividend equivalents	0.4	30.25
Converted	—	—
Outstanding at March 31, 2009	22.6	38.02

Cash Units

Certain non-employee directors defer cash compensation in the form of cash payout share units, which are not subject to the Plans.  These share units are classified as liabilities and, as such, their fair value is adjusted to reflect the current market value of the Company’s Class A Common Stock.  The Company recorded a $0.3 million reduction in compensation expense and $0.2 million as compensation expense to reflect additional deferrals and the change in the market value for the three months ended March 31, 2009 and 2008, respectively.  The Company recorded a $1.0 million reduction in compensation expense and $0.4 million as compensation expense to reflect additional deferrals and the change in the market value for the nine months ended March 31, 2009 and 2008, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – NET EARNINGS PER COMMON SHARE

Net earnings per common share (“basic EPS”) is computed by dividing net earnings by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions).  Net earnings per common share assuming dilution (“diluted EPS”) is computed by reflecting potential dilution from stock-based awards.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three Months Ended March 31		Nine Months Ended March 31
	2009	2008	2009	2008
	(Unaudited)
	(In millions, except per share data)

Numerator:
Net earnings	$27.2	$90.1	$236.3	$353.6

Denominator:
Weighted average common shares outstanding – Basic	196.7	193.9	196.2	193.8
Effect of dilutive stock options	—	2.2	1.1	2.5
Effect of restricted stock units	0.5	0.5	0.5	0.5
Weighted average common shares outstanding – Diluted	197.2	196.6	197.8	196.8

Net earnings per common share:
Basic	$.14	$.47	$1.20	$1.83
Diluted	.14	.46	1.19	1.80

As of March 31, 2009 and 2008, outstanding options to purchase 19.2 million and 11.5 million shares, respectively, of Class A Common Stock were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.  As of March 31, 2009 and 2008, 0.3 million of PSUs have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 11.

NOTE 13 – COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) (“AOCI”) included in the accompanying consolidated balance sheets consist of net unrealized investment gain (loss), net gain (loss) on derivative instruments designated and qualifying as cash-flow hedging instruments, net actuarial gain (loss) and prior service costs or credits associated with pension and other post-retirement benefits, and cumulative translation adjustments as of the end of each period.

Comprehensive income (loss) and its components, net of tax, are as follows:

	Three Months Ended March 31		Nine Months Ended March 31
	2009	2008	2009	2008
	(Unaudited) (In millions)

Net earnings	$27.2	$90.1	$236.3	$353.6
Other comprehensive income (loss):
Net unrealized investment gain (loss)	(0.1)	—	(0.7)	(0.3)
Net derivative instruments gain (loss)	(3.7)	2.1	7.0	1.2
Amounts included in net periodic benefit cost, net	2.4	1.6	15.4	4.9
Translation adjustments	(38.5)	47.4	(247.2)	95.2

Other comprehensive income (loss)	(39.9)	51.1	(225.5)	101.0

Comprehensive income (loss)	$(12.7)	$141.2	$10.8	$454.6

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accumulated net gain (loss) on derivative instruments, net of tax, consists of the following:

	Three Months Ended March 31		Nine Months Ended March 31
	2009	2008	2009	2008
	(Unaudited) (In millions)

AOCI-derivative instruments, beginning of period	$18.6	$7.3	$7.9	$8.2
Gain (loss) on derivative instruments	4.7	1.4	31.8	(0.6)
Reclassification to earnings of net (gain) loss during the period:
Foreign currency forward and option contracts	(10.3)	1.7	(20.8)	2.4
Settled interest rate-related derivatives	(0.1)	—	(0.2)	(0.1)
Adjustment for deferred income taxes	2.0	(1.0)	(3.8)	(0.5)

Net derivative instruments gain (loss)	(3.7)	2.1	7.0	1.2

AOCI-derivative instruments, end of period	$14.9	$9.4	$14.9	$9.4

Of the $14.9 million, net of tax, derivative instrument gain recorded in AOCI at March 31, 2009, $8.8 million, net of tax, related to the October 2003 gain from the settlement of the treasury lock agreements upon the issuance of the Company’s 5.75% Senior Notes due October 2033, which will be reclassified to earnings as an offset to interest expense over the life of the debt.  Also included in the net derivative instrument gain recorded in AOCI was $6.7 million in gains, net of tax, related to foreign currency forward and option contracts, which the Company will reclassify to earnings during the next fifteen months.  Partially offsetting these gains was $0.6 million, net of tax, related to a loss from the settlement of a series of forward-starting interest rate swap agreements upon the issuance of the Company’s 6.00% Senior Notes due May 2037, which will be reclassified to earnings as an addition to interest expense over the life of the debt.

At the end of the prior-year period, the $9.4 million, net of tax, derivative instrument gain recorded in AOCI included $9.0 million, net of tax, related to the October 2003 gain from the settlement of the treasury lock agreements upon the issuance of the Company’s 5.75% Senior Notes due October 2033, which will be reclassified to earnings as an offset to interest expense over the life of the debt.  The net derivative instrument gain recorded in AOCI also reflected $1.0 million in gains, net of tax, related to foreign currency forward contracts, which were subsequently reclassified to earnings.  These gains were partially offset by $0.6 million, net of tax, related to a loss from the settlement of a series of forward-starting interest rate swap agreements upon the issuance of the Company’s 6.00% Senior Notes due May 2037, which will be reclassified to earnings as an addition to interest expense over the life of the debt.

NOTE 14 – STATEMENT OF CASH FLOWS

Supplemental cash flow information for the nine months ended March 31, 2009 and 2008 were as follows:

	2009	2008
	(Unaudited) (In millions)
Cash:
Cash paid during the period for interest	$44.5	$49.8
Cash paid during the period for income taxes	$187.8	$149.4

Non-cash investing and financing activities:
Long-term debt issued upon acquisition of business	$—	$23.9
Liabilities incurred for acquisitions	$4.5	$6.8
Incremental tax benefit from the exercise of stock options	$(7.8)	$6.2
Capital lease obligations incurred	$15.0	$1.1
Interest rate swap derivative mark to market	$28.7	$31.6

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – SEGMENT DATA AND RELATED INFORMATION

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

	Three Months Ended March 31		Nine Months Ended March 31
	2009	2008	2009	2008
	(Unaudited) (In millions)

PRODUCT CATEGORY DATA
Net Sales:
Skin Care	$709.0	$756.8	$2,198.2	$2,207.5
Makeup	694.5	755.7	2,165.7	2,246.1
Fragrance	187.7	259.1	930.5	1,092.6
Hair Care	90.6	98.2	297.9	311.2
Other	14.7	10.0	48.7	41.3
	$1,696.5	$1,879.8	$5,641.0	$5,898.7
Operating Income (Loss):
Skin Care	$61.2	$96.0	$241.6	$298.3
Makeup	63.7	93.2	226.3	283.7
Fragrance	(45.0)	(28.2)	(37.0)	15.0
Hair Care	(3.3)	(0.8)	10.1	12.9
Other	(0.1)	0.3	(1.3)	(0.8)
Restructuring and other special charges	(6.2)	0.7	(6.6)	0.5
	70.3	161.2	433.1	609.6

Reconciliation:
Interest expense, net	20.6	16.1	55.5	52.8
Earnings before income taxes and minority interest	$49.7	$145.1	$377.6	$556.8

GEOGRAPHIC DATA
Net Sales:
The Americas	$804.4	$880.9	$2,647.2	$2,808.0
Europe, the Middle East & Africa	583.5	701.5	1,987.3	2,185.9
Asia/Pacific	308.6	297.4	1,006.5	904.8
	$1,696.5	$1,879.8	$5,641.0	$5,898.7
Operating Income (Loss):
The Americas	$13.3	$50.4	$124.2	$193.8
Europe, the Middle East & Africa	28.0	77.3	165.2	293.3
Asia/Pacific	35.2	32.8	150.3	122.0
Restructuring and other special charges	(6.2)	0.7	(6.6)	0.5
	$70.3	$161.2	$433.1	$609.6

THE ESTÉE LAUDER COMPANIES INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories which are distributed in over 140 countries and territories.  The following is a comparative summary of operating results for the three and nine months ended March 31, 2009 and 2008, and reflects the basis of presentation described in Note 1 of Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies for all periods presented.  Sales of products and services that do not meet our definition of skin care, makeup, fragrance or hair care have been included in the “other” category.

	Three Months Ended March 31		Nine Months Ended March 31
	2009	2008	2009	2008
	(In millions)
NET SALES
By Region:
The Americas	$804.4	$880.9	$2,647.2	$2,808.0
Europe, the Middle East & Africa	583.5	701.5	1,987.3	2,185.9
Asia/Pacific	308.6	297.4	1,006.5	904.8
	$1,696.5	$1,879.8	$5,641.0	$5,898.7

By Product Category:
Skin Care	$709.0	$756.8	$2,198.2	$2,207.5
Makeup	694.5	755.7	2,165.7	2,246.1
Fragrance	187.7	259.1	930.5	1,092.6
Hair Care	90.6	98.2	297.9	311.2
Other	14.7	10.0	48.7	41.3
	$1,696.5	$1,879.8	$5,641.0	$5,898.7

OPERATING INCOME (LOSS)
By Region:
The Americas	$13.3	$50.4	$124.2	$193.8
Europe, the Middle East & Africa	28.0	77.3	165.2	293.3
Asia/Pacific	35.2	32.8	150.3	122.0
Restructuring and other special charges (1)	(6.2)	0.7	(6.6)	0.5
	$70.3	$161.2	$433.1	$609.6

By Product Category:
Skin Care	$61.2	$96.0	$241.6	$298.3
Makeup	63.7	93.2	226.3	283.7
Fragrance	(45.0)	(28.2)	(37.0)	15.0
Hair Care	(3.3)	(0.8)	10.1	12.9
Other	(0.1)	0.3	(1.3)	(0.8)
Restructuring and other special charges (1)	(6.2)	0.7	(6.6)	0.5
	$70.3	$161.2	$433.1	$609.6

(1) Refer to the following discussion in “Overview” for further information regarding these charges.

THE ESTÉE LAUDER COMPANIES INC.

The following table presents certain consolidated earnings data as a percentage of net sales:

	Three Months Ended March 31		Nine Months Ended March 31
	2009	2008	2009	2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	26.3	25.1	25.8	25.5
Gross profit	73.7	74.9	74.2	74.5
Operating expenses:
Selling, general and administrative	68.3	66.3	66.1	64.1
Restructuring and other special charges	0.4	(0.0)	0.1	(0.0)
Other intangible asset impairments	0.9	—	0.3	—
	69.6	66.3	66.5	64.1

Operating income	4.1	8.6	7.7	10.4
Interest expense, net	1.2	0.9	1.0	0.9

Earnings before income taxes and minority interest	2.9	7.7	6.7	9.5
Provision for income taxes	1.2	2.8	2.5	3.4
Minority interest, net of tax	(0.1)	(0.1)	(0.0)	(0.1)

Net earnings	1.6%	4.8%	4.2%	6.0%

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

Overview

The recent economic challenges and uncertainties in a number of countries where we do business, including the United States, have had a significant impact on our business during the current-quarter and current-year periods.  This financial crisis is global in scale and has negatively affected consumer demand, which is having an adverse impact on our customers that are retailers as well as on our own retail stores.  These events have led to significant retailer destocking and changes in their ordering patterns for the products that we sell, which has contributed to volatility in our results of operations during these periods.

In the Americas region, the U.S. department store channel experienced a very soft retail environment, which deteriorated beyond our expectations.  While our business continues to suffer from lower store traffic and destocking, we believe that we gained share in the beauty business at U.S. department stores with the help of positive consumer response to new product offerings and gift sets, particularly in the skin care category.  Net sales results in alternative channels were generally mixed.  Trends at our freestanding retail stores followed those in department stores while sales of our products online and via direct response television continued to grow.

Global economic uncertainty has also impacted our business in Europe, the Middle East & Africa.  Net sales in many of our key markets declined during the current-quarter and current-year periods.  Our business was also impacted by retailer destocking and tighter working capital management.  Sales and profits in our travel retail business fell sharply due to a slowdown in passenger traffic, retailer destocking and the impact of weaker currencies.

At this time, our business in the Asia/Pacific region has been least affected by the global financial crisis, with net sales rising double digits in several countries, although growth in the region has slowed overall, including Japan, our largest market there.  Net sales in China grew at a faster pace than the other markets in the region as we continue our expansion in this emerging market.  In Korea, the weakness of the Korean won has put pressure on our reported sales in that country.  Despite the overall net sales increase in this region, growth has been tempered by a softening retail environment, which we believe will continue and may worsen.

THE ESTÉE LAUDER COMPANIES INC.

In addition to the ongoing global financial crisis, our business has been negatively impacted by changes in foreign currency exchange rates caused by the dramatic strengthening of the U.S. dollar during the current-quarter and current-year periods.  If the current exchange rates persist or the U.S. dollar continues to strengthen, there will be a continuing adverse impact on our results for the full fiscal year.

We are reviewing our plans and taking actions to mitigate the impact of these conditions.  As part of our strategy, we plan to continue to make investments behind fast-growing markets and channels to grow market share.  Skin care, which is our most profitable category, is a priority for our strategic, innovative and support spending.  While our business strategies are designed to strengthen the Company over the long-term, we believe the uncertainty about future market conditions, consumer spending patterns and the financial strength of some of our retail customers, coupled with retailer destocking, will continue to negatively affect our net sales and operating results.  Therefore, our cost-containment plans that we implemented throughout the Company during the first fiscal quarter will continue for the remainder of the fiscal year.

In February 2009, we announced the implementation of a multi-faceted cost savings program (the “Program”) to position the Company to achieve long-term profitable growth.  We anticipate the Program will result in related restructuring and other special charges over the next few fiscal years totaling between $350 million and $450 million before taxes.  The Program includes organizational resizing and regional realignments which principally reflects the reduction of the workforce by approximately 2,000 employees.  When the Program is fully implemented and when combined with certain other on-going cost savings efforts, we expect to realize savings of between $450 million and $550 million.

During fiscal 2009, we approved cost savings initiatives to resize the organization, reorganize certain functions, exit unprofitable operations and outsource certain services.  For the three and nine months ended March 31, 2009, aggregate expenses of $7.0 million and $10.3 million, respectively, were recorded as Restructuring and other special charges related to the Program in our consolidated statements of earnings.  These charges primarily reflected employee-related costs, asset write-offs, contract terminations and other special charges.

The following tables present the restructuring charges incurred for the three and nine months ended March 31, 2009 under the Program.  Substantially all of these charges are expected to result in cash expenditures funded from cash provided by operations, with a majority of the cash payments expected to be made through fiscal 2010.

	Three Months Ended March 31, 2009	Nine Months Ended March 31, 2009
	(In millions)

Employee-related costs	$4.3	$5.5
Asset write-offs	0.1	0.1
Contract terminations	0.1	0.1
Other exit costs	0.1	0.1
Total restructuring charges	$4.6	$5.8

The total amount of restructuring charges expected to be incurred in connection with these initiatives, plus other initiatives approved through April 16, 2009, include approximately $28 million for employee-related costs, approximately $4 million in asset write-offs and approximately $5 million of contract terminations and other exit costs.

The related liability balances and activity for these restructuring charges are shown below.

	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other	Total
	(In millions)

Charges	$5.5	$0.1	$0.1	$0.1	$5.8
Cash payments	(1.3)	—	(0.1)	(0.1)	(1.5)
Non-cash write-offs	—	(0.1)	—	—	(0.1)
Adjustments	—	—	—	—	—
Balance at March 31, 2009	$4.2	$—	$—	$—	$4.2

THE ESTÉE LAUDER COMPANIES INC.

In addition to the charges included in the above tables, we incurred other special charges in connection with the Program for the three and nine months ended March 31, 2009 of $2.4 million and $4.5 million, respectively, related to consulting, other professional services, and accelerated depreciation.  The total amount of other special charges expected to be incurred to implement these initiatives, plus other initiatives approved through April 16, 2009, is approximately $36 million.

During the three and nine months ended March 31, 2009, we recorded gains of $0.8 million and $3.7 million, respectively, related to adjustments to accruals that were recorded as other special charges in prior periods.

Third Quarter Fiscal 2009 as Compared with Third Quarter Fiscal 2008

NET SALES

Net sales decreased 10%, or $183.3 million, to $1,696.5 million, reflecting declines in each of our major product categories.  Geographically, net sales decreases in Europe, the Middle East & Africa and the Americas were partially offset by growth in Asia/Pacific.  Excluding the $141.6 million impact of foreign currency translation, net sales decreased 2%.

Product Categories

Skin Care

Net sales of skin care products decreased 6%, or $47.8 million, to $709.0 million, primarily reflecting declines in net sales from our core brands.  Despite the difficult economic environment and the unfavorable impact of foreign currency translation, we continued to enhance select product lines to address the needs of our consumers.  The recent launches of Perfectionist [CP+] Wrinkle Lifting Serum and the new Time Zone line of moisturizing products from Estée Lauder and Youth Surge SPF 15 Age Decelerating Moisturizer and Superdefense SPF 25 Age Defense Moisturizer from Clinique contributed incremental sales of approximately $59 million, combined.  While these new product launches contributed favorably to the category, they were partially offset by lower sales from other existing products in the Perfectionist line from Estée Lauder and the Superdefense line from Clinique.  Net sales of most other product lines in this category also experienced declines, particularly in Europe, the Middle East & Africa and the Americas, partially offset by high single-digit growth in Asia/Pacific.  Excluding the impact of foreign currency translation, skin care net sales increased 2%.

Makeup

Makeup net sales decreased 8%, or $61.2 million, to $694.5 million, primarily reflecting lower net sales from our core brands of approximately $53 million.  Lower net sales in the makeup product category also reflected a net decrease from our makeup artist brands of approximately $4 million.  These declines were mitigated in part by recent product launches of reformulated Superfit Makeup and Quick Blush from Clinique and TurboLash All Effects Motion Mascara from Estée Lauder of approximately $19 million, combined, as well as incremental net sales from new international points of distribution.  Excluding the impact of foreign currency translation, makeup net sales decreased 1%.

Fragrance

Net sales of fragrance products decreased 28%, or $71.4 million, to $187.7 million.  This decline was largely due to lower sales of designer fragrances, of which approximately $48 million was attributable to certain DKNY, Tommy Hilfiger and Sean John fragrances.  Also contributing to the decrease were lower sales of certain Estée Lauder and Clinique fragrances of approximately $24 million, combined.  The recent launches of the new DKNY Men fragrance and Estée Lauder Sensuous partially offset these declines by collectively contributing sales of approximately $15 million to the category.  Excluding the impact of foreign currency translation, fragrance net sales decreased 18%.

THE ESTÉE LAUDER COMPANIES INC.

Hair Care

Hair care net sales decreased 8%, or $7.6 million, to $90.6 million.  Net sales declined primarily as a result of a softer salon retail environment in the United States, which included a reduction in points of distribution.  These declines were partially offset by incremental sales from new products, such as Dry Remedy Shampoo and Conditioner from Aveda, and an increase in points of distribution outside of the United States, including the acquisition of an independent distributor in Australia.  Excluding the impact of foreign currency translation, hair care net sales decreased 4%.

Geographic Regions

Net sales in the Americas decreased 9%, or $76.5 million, to $804.4 million.  Lower net sales in the United States from our core brands and our makeup artist brands contributed approximately $50 million to the decrease.  Net sales declines in Canada and Latin America of approximately $15 million, combined, added to the decrease and reflected the adverse impact of the strengthening of the U.S. dollar.  Economic conditions in this region, particularly in the department store channel, have negatively impacted our businesses.  Ongoing challenges faced by certain of our department store customers in the United States may continue to affect our net sales for the short and medium term.  Excluding the impact of foreign currency translation, net sales in the Americas decreased 7%.

In Europe, the Middle East & Africa, net sales decreased 17%, or $118.0 million, to $583.5 million, reflecting the unfavorable impact of foreign currency translation.  Net sales decreases of approximately $97 million were driven by our travel retail business, the United Kingdom, Spain, France and Italy.  These performances reflected retailer destocking and tighter working capital management by certain key retailers.  Net sales in our travel retail business also declined due to a significant slowdown in passenger traffic and the impact of weaker currencies in certain key markets.  Excluding the impact of foreign currency translation, net sales in Europe, the Middle East & Africa decreased 3%.

Net sales in Asia/Pacific increased 4%, or $11.2 million, to $308.6 million, reflecting higher net sales of approximately $24 million in China, Japan and Hong Kong.  Net sales growth in China and Hong Kong benefited from the launches of new skin care products while Japan’s increase was generated from the strengthening of the Japanese yen.  Partially offsetting these increases were lower net sales of approximately $9 million in Korea, Australia and New Zealand, reflecting the strengthening of the U.S. dollar against their respective local currencies.  Despite the overall net sales increase in this region, growth has been tempered by a softening retail environment, which we believe will continue and may worsen.  Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 13%.

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

COST OF SALES

Cost of sales as a percentage of total net sales increased to 26.3% as compared with 25.1% in the prior-year period.  Approximately 100 basis points of this increase were related to excess overhead costs that will not be recovered based on lower current and future planned production levels.  The change in cost of sales margin also reflected an increase in the level and timing of promotional activities of approximately 40 basis points, as well as the negative effect of exchange rates and an unfavorable change in the mix of our business of approximately 20 basis points, each.  Partially offsetting these increases were favorable changes in other manufacturing variances and a decrease in obsolescence charges of approximately 30 basis points, each.

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

THE ESTÉE LAUDER COMPANIES INC.

OPERATING EXPENSES

Operating expenses increased to 69.6% of net sales as compared with 66.3% of net sales in the prior-year period.  In light of the current economic conditions, we continued to apply various cost-containment measures to maintain expenses in line with our business needs and deferred certain spending to the latter part of the fiscal year.  While the implementation of these initiatives helped reduce total operating expenses as compared with the prior-year period, the dramatic decline in net sales during the current-year quarter was the principal factor that negatively impacted our operating expense margin.  In addition to the decline in net sales, operating expense margin increased by approximately 90 basis points due to other intangible asset impairment charges (see discussion in Critical Accounting Policies).  The increase in operating expense margin also reflected higher costs of global information technology systems and infrastructure, charges resulting from the degradation of the businesses of certain of our retail customers, and net losses from foreign exchange transactions of approximately 60 basis points, each.  Restructuring and other special charges added approximately 40 basis points to the increase.

Changes in advertising, merchandising and sampling spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

OPERATING RESULTS

Operating income decreased 56%, or $90.9 million, to $70.3 million.  Operating margin decreased to 4.1% of net sales as compared with 8.6% in the prior-year period, reflecting our lower gross margin and the increase in our operating expense margin as previously discussed.  The following discussions of Operating Results by Product Categories and Geographic Regions exclude the impact of restructuring and other special charges of $6.2 million, or 0.4% of net sales.  We believe the following analysis of operating results better reflects the manner in which we conduct and view our business.

Product Categories

Hair care operating results decreased over 100%, or $2.5 million, primarily reflecting lower net sales as previously discussed.  Fragrance operating results decreased 60%, or $16.8 million, primarily reflecting lower net sales of designer fragrance products and certain fragrances from our core brands, partially offset by a reduction in selling, advertising, merchandising and sampling spending.  Skin care operating income decreased 36%, or $34.8 million, to $61.2 million, primarily reflecting the decline in net sales and a charge for other intangible asset impairment (see discussion in Critical Accounting Policies).  Makeup operating income decreased 32%, or $29.5 million, to $63.7 million, primarily reflecting the decline in net sales.  The reduced operating results for the skin care and makeup categories also reflects the majority of the impact of the excess overhead charge, loss from foreign exchange transactions and certain other operating expenses as described above.

Geographic Regions

Operating income in the Americas decreased 74%, or $37.1 million, to $13.3 million.  This decline reflected the majority of the impact of the excess overhead charge and the charge related to the degradation of a certain retail customer of approximately $22 million, combined.  Also contributing to the decline were lower sales experienced by the majority of our businesses in the region due to current economic conditions, partially offset by cost containment and contingency plan efforts.

In Europe, the Middle East & Africa, operating income decreased 64%, or $49.3 million, to $28.0 million.  This decrease reflected lower results of approximately $35 million in our travel retail business, the United Kingdom, Italy, Spain and Russia.  Operating income growth in France and Germany partially offset these declines by approximately $9 million, combined.  The decline in the region also reflected a charge for other intangible asset impairment (see Critical Accounting Policies).

In Asia/Pacific, operating income increased 7%, or $2.4 million, to $35.2 million, primarily reflecting improved results in Hong Kong, Taiwan and Korea of approximately $4 million, collectively.  Partially offsetting these improvements were lower results in Japan and Malaysia of approximately $1 million, combined.

THE ESTÉE LAUDER COMPANIES INC.

INTEREST EXPENSE, NET

Net interest expense was $20.6 million as compared with $16.1 million in the prior-year period.  This increase primarily resulted from higher average debt balances, which include an additional $300.0 million of senior notes issued in November 2008, partially offset by lower average interest rates on borrowings.

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

The effective rate for income taxes for the three months ended March 31, 2009 was 43.1% as compared with 37.0% in the prior-year period.  The increase in the effective income tax rate of 610 basis points was primarily attributable to the non-deductibility of the Darphin trademark impairment charge recognized in the current quarter (see discussion in Critical Accounting Policies) as well as a net increase in the gross amount of unrecognized tax benefits and related interest accruals.

Nine Months Fiscal 2009 as Compared with Nine Months Fiscal 2008

NET SALES

Net sales decreased 4%, or $257.7 million, to $5,641.0 million.  This decrease reflected lower net sales in each of our major product categories.  Geographically, net sales declines in Europe, the Middle East & Africa and the Americas were partially offset by double-digit growth in Asia/Pacific, particularly in the skin care category.  Current economic conditions have caused a slowdown in net sales growth in the Asia/Pacific region and decreases in net sales in our other two regions.  Such conditions are expected to continue for the remainder of the fiscal year.  Excluding the impact of foreign currency translation of $255.4 million, net sales were essentially flat.

Product Categories

Skin Care

Net sales of skin care products decreased slightly, or $9.3 million, to $2,198.2 million.  This decrease reflected the unfavorable impact of foreign currency translation.  The recent launches of Perfectionist [CP+] Wrinkle Lifting Serum from Estée Lauder and Superdefense SPF 25 Age Defense Moisturizer and Moisture Surge Extended Thirst Relief from Clinique contributed incremental sales of approximately $140 million, combined.  These sales were more than offset by approximately $148 million of lower sales from other existing products in the Perfectionist, Idealist and Re-Nutriv lines from Estée Lauder and in the Superdefense, Moisture Surge and Repairwear lines from Clinique.  Excluding the impact of foreign currency translation, skin care net sales increased 4%.

Makeup

Makeup net sales decreased 4%, or $80.4 million, to $2,165.7 million, primarily reflecting lower net sales from our core brands of approximately $97 million.  These declines were mitigated in part by the recent launches of reformulated Superfit Makeup and High Impact Lip Colour SPF 15 from Clinique, as well as Estée Lauder Signature Blush, which contributed incremental sales to the category of approximately $68 million, combined.  In addition, international net sales increases from our makeup artist brands more than offset net sales decreases in the United States, resulting in combined growth from these brands of approximately $8 million during the current-year period.  Excluding the impact of foreign currency translation, makeup net sales were flat.

Fragrance

Net sales of fragrance products decreased 15%, or $162.1 million, to $930.5 million.  This decline was largely due to lower sales of designer fragrances, of which approximately $152 million was attributable to certain DKNY, Sean John and Tommy Hilfiger fragrances.  Also contributing to the decrease were lower sales of certain Estée Lauder and Clinique fragrances of approximately $82 million, combined.  The recent launches of Estée Lauder Sensuous and Hilfiger Men, as well as increased sales of DKNY Delicious Night, partially offset these declines by collectively contributing approximately $76 million to the category.  Excluding the impact of foreign currency translation, fragrance net sales decreased 10%.

THE ESTÉE LAUDER COMPANIES INC.

Hair Care

Hair care net sales decreased 4%, or $13.3 million, to $297.9 million.  Net sales declined primarily as a result of the conclusion of a hotel amenities program in the third quarter of fiscal 2008 and a softer salon retail environment in the United States, which included a reduction in points of distribution.  These declines were partially offset by incremental sales from new products, such as Dry Remedy Shampoo and Conditioner from Aveda and an increase in points of distribution outside the United States, including the acquisition of an independent distributor in Australia.  Excluding the impact of foreign currency translation, hair care net sales decreased 2%.

Geographic Regions

Net sales in the Americas decreased 6%, or $160.8 million, to $2,647.2 million.  Lower net sales from our core brands, as well as our makeup artist brands, in the United States contributed approximately $140 million to the decrease.  Net sales declines in Canada of approximately $19 million were offset by growth in Latin America of approximately $4 million.  Economic conditions in this region, particularly in the department store channel, have negatively impacted our businesses.  Ongoing challenges faced by certain of our department store customers in the United States may continue to affect our net sales for the short and medium term.  Excluding the impact of foreign currency translation, net sales in the Americas decreased 5%.

In Europe, the Middle East & Africa, net sales decreased 9%, or $198.6 million, to $1,987.3 million, reflecting the unfavorable impact of foreign currency translation.  This decrease reflected lower net sales in the United Kingdom, our travel retail business, Spain, France and Italy of approximately $189 million, combined.  These performances reflected retailer destocking and tighter working capital management by certain key retailers.  Net sales in our travel retail business also declined due to a significant slowdown in passenger traffic and the impact of weaker currencies in certain key markets.  Partially offsetting these declines were net sales increases of approximately $18 million in the Middle East, Israel and Switzerland.  Excluding the impact of foreign currency translation, net sales in Europe, the Middle East & Africa decreased 1%.

Net sales in Asia/Pacific increased 11%, or $101.7 million, to $1,006.5 million.  This increase reflected higher net sales of approximately $101 million in China, Japan and Hong Kong.  Net sales growth in China and Hong Kong benefited from the launches of new skin care products while Japan’s increase was primarily generated from the strengthening of the Japanese yen.  Partially offsetting these increases were lower net sales of approximately $11 million in Australia, Korea and New Zealand.  Each affiliate in this region had net sales growth on a local currency basis.  Despite the overall net sales increase in this region, growth has been tempered by a softening retail environment, which we believe will continue and may worsen.  Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 16%.

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

COST OF SALES

Cost of sales as a percentage of total net sales increased to 25.8% as compared with 25.5% in the prior-year period.  Approximately 30 basis points of this increase was related to excess overhead costs that will not be recovered based on lower current and future planned production levels.  The change in cost of sales margin also reflected an increase in obsolescence charges of approximately 20 basis points and the negative effect of exchange rates of approximately 10 basis points.  Partially offsetting these increases were favorable changes in other manufacturing variances of approximately 30 basis points.

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

THE ESTÉE LAUDER COMPANIES INC.

OPERATING EXPENSES

Operating expenses increased to 66.5% of net sales as compared with 64.1% of net sales in the prior-year period.  In light of the current economic conditions, we continued to apply various cost-containment measures to maintain expenses in line with our business needs and deferred certain spending to the latter part of the fiscal year.  While the implementation of these initiatives helped reduce total operating expenses as compared with the prior-year period, the dramatic decline in net sales during the current-year period was the principal factor that negatively impacted our operating expense margin.  In addition to the decline in net sales, operating expense margin increased by approximately 80 basis points due to net losses from foreign exchange transactions.  The increase in operating expense margin also reflected higher costs of global information technology systems and infrastructure of approximately 40 basis points, as well as other intangible asset impairment charges (see discussion in Critical Accounting Policies) and charges resulting from the degradation of the businesses of certain of our retail customers of approximately 30 basis points, each.  Restructuring and other special charges added approximately 10 basis points to the increase.

Changes in advertising, merchandising and sampling spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

OPERATING RESULTS

Operating income decreased 29%, or $176.5 million, to $433.1 million.  Operating margin decreased to 7.7% of net sales as compared with 10.4% in the prior-year period, reflecting our lower gross margin and the increase in our operating expense margin as previously discussed.  The following discussions of Operating Results by Product Categories and Geographic Regions exclude the impact of restructuring and other special charges of $6.6 million, or 0.1% of net sales.  We believe the following analysis of operating results better reflects the manner in which we conduct and view our business.

Product Categories

Fragrance operating results declined over 100%, or $52.0 million, primarily reflecting the decline in net sales of designer fragrance products and other fragrances from certain of our core brands.  Hair care operating income decreased 22%, or $2.8 million, to $10.1 million, primarily reflecting a decrease in net sales as previously discussed.  Makeup operating income decreased 20%, or $57.4 million, to $226.3 million, primarily reflecting the decline in net sales.  Skin care operating income decreased 19%, or $56.7 million, to $241.6 million, primarily reflecting the decline in net sales and a charge for other intangible asset impairment (see discussion in Critical Accounting Policies).  The reduced operating results for the makeup and skin care categories also reflects the majority of the impact of the excess overhead charge, loss from foreign exchange transactions and certain other operating expenses as described above.

Geographic Regions

Operating income in the Americas declined 36%, or $69.6 million, to $124.2 million, reflecting a decrease in net sales due to current economic conditions, partially offset by cost containment and contingency plan efforts.  Also contributing to the decline was the majority of the impact of the excess overhead charge and the charge related to the degradation of a certain retail customer of approximately $22 million, combined.

In Europe, the Middle East & Africa, operating income decreased 44%, or $128.1 million, to $165.2 million primarily due to lower results of approximately $98 million in our travel retail business, the United Kingdom, Russia, Spain, the Balkans and France.  Partially offsetting these decreases were higher results in Germany and the Middle East of approximately $6 million, combined.  The decline in the region also reflected a charge for other intangible asset impairment (see Critical Accounting Policies).

In Asia/Pacific, operating income increased 23%, or $28.3 million, to $150.3 million.  Most of our affiliates in this region experienced an increase despite the recent softening in certain economic environments.  Approximately $28 million of this increase was generated in Japan, China, Hong Kong and Korea.  These increases were partially offset by lower results in Australia and New Zealand of approximately $4 million, combined.

THE ESTÉE LAUDER COMPANIES INC.

INTEREST EXPENSE, NET

Net interest expense was $55.5 million as compared with $52.8 million in the prior-year period.  This increase primarily resulted from higher average debt balances, which include an additional $300.0 million of senior notes issued in November 2008, partially offset by lower average interest rates on borrowings.

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

The effective rate for income taxes for the nine months ended March 31, 2009 was 36.7% as compared with 35.5% in the prior-year period.  The increase in the effective income tax rate of 120 basis points was primarily attributable to the non-deductibility of the Darphin trademark impairment charge recognized in the current-year period (see discussion in Critical Accounting Policies).

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad.  At March 31, 2009, we had cash and cash equivalents of $640.6 million compared with $401.7 million at June 30, 2008.

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

THE ESTÉE LAUDER COMPANIES INC.

Debt

At March 31, 2009, our outstanding borrowings were as follows:

	Long-term Debt	Short-term Debt	Total Debt
	(In millions)

6.00% Senior Notes, due May 15, 2037 (1)	$296.3	$—	$296.3
5.75% Senior Notes, due October 15, 2033 (2)	197.5	—	197.5
5.55% Senior Notes, due May 15, 2017 (3)	339.1	—	339.1
7.75% Senior Notes, due November 1, 2013 (4)	299.8	—	299.8
6.00% Senior Notes, due January 15, 2012 (5)	243.7	—	243.7
$13.5 million promissory note due August 31, 2012 (6)	15.3	—	15.3
$7.0 million promissory note due July 31, 2009 (7)	—	7.8	7.8
Commercial paper maturing through April 2009 (0.40% average interest rate)	—	100.0	100.0
Turkish lira overdraft facility	—	15.6	15.6
Other borrowings	11.6	17.3	28.9
	$1,403.3	$140.7	$1,544.0

(1)	Consists of $300.0 million principal and unamortized debt discount of $3.7 million.
(2)	Consists of $200.0 million principal and unamortized debt discount of $2.5 million.
(3)	Consists of $300.0 million principal, unamortized debt discount of $0.4 million and a $39.5 million adjustment to reflect the fair value of outstanding interest rate swaps.
(4)	Consists of $300.0 million principal and unamortized debt discount of $0.2 million.
(5)

Consists of $250.0 million principal, unamortized debt discount of $0.3 million and a $6.0 million adjustment to reflect the remaining termination value of an interest rate swap that is being amortized to interest expense over the life of the debt.

(6)	Consists of $13.5 million face value and unamortized premium of $1.8 million.
(7)	Consists of $7.0 million face value, capitalized interest of $0.7 million and unamortized premium of $0.1 million.

We have a $750.0 million commercial paper program under which we may issue commercial paper in the United States.  Our commercial paper is currently rated A-1 by Standard & Poor’s and P-1 by Moody’s.  Our long-term credit ratings are A with a negative outlook by Standard & Poor’s and A2 with a stable outlook by Moody’s.  At March 31, 2009, we had $100.0 million of commercial paper outstanding, which we may refinance on a periodic basis as it matures at then-prevailing market interest rates.  We also have $188.5 million in additional uncommitted credit facilities, of which $23.9 million was used as of March 31, 2009.

We have an undrawn $750.0 million senior unsecured revolving credit facility that expires on April 26, 2012.  This facility may be used primarily to provide credit support for our commercial paper program, to repurchase shares of our common stock and for general corporate purposes.  Up to the equivalent of $250 million of the credit facility is available for multi-currency loans.  The interest rate on borrowings under the credit facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or ½% plus the Federal funds rate.  We incurred costs of approximately $0.3 million to establish the facility which will be amortized over the term of the facility.  The credit facility has an annual fee of $0.4 million, payable quarterly, based on our current credit ratings.  This facility also contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $50.0 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under this facility.  As of March 31, 2009, we were in compliance with all related financial and other restrictive covenants, including limitations on indebtedness and liens, and expect continued compliance.  The financial covenant of this facility requires an interest expense coverage ratio of greater than 3:1 as of the last day of each fiscal quarter.  The interest expense coverage ratio is defined in the credit agreement as the ratio of Consolidated EBITDA (which does not represent a measure of our operating results as defined under U.S. generally accepted accounting principles) to Consolidated Interest Expense and is calculated as stipulated in the agreement as follows:

THE ESTÉE LAUDER COMPANIES INC.

Twelve Months Ended March 31, 2009 (1)
($ in millions)
Consolidated EBITDA:
Net earnings	$356.5
Add:
Provision for income taxes	200.6
Interest expense, net	69.5
Depreciation and amortization (2)	255.8
Extraordinary non-cash charges	14.7
Less:
Extraordinary non-cash gains	—
$897.1

Consolidated Interest Expense:
Interest expense, net	$69.5

Interest expense coverage ratio	13 to 1

(1)	In accordance with the credit agreement, this period represents the four most recent quarters.
(2)	Excludes amortization of debt discount, and derivative and debt issuance costs as they are already included in Interest expense, net.

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

As part of the purchase price related to the July 2007 acquisition of Ojon Corporation, we have (i) an outstanding promissory note due July 31, 2009 with a notional value of $7.0 million, capitalized interest of $0.7 million and unamortized premium of $0.1 million (present value of $7.8 million at March 31, 2009), bearing interest at 10.00% due at maturity and (ii) an outstanding promissory note due August 31, 2012 with a notional amount of $13.5 million (present value of $15.3 million at March 31, 2009), bearing interest at 10.00% payable annually on July 31.  The notes due in 2009 and 2012 were recorded in the accompanying consolidated balance sheet at present value using effective rates of 5.11% and 5.42%, respectively.

We have a fixed rate promissory note agreement with a financial institution pursuant to which we may borrow up to $150.0 million in the form of loan participation notes through one of our subsidiaries in Europe.  The interest rate on borrowings under this agreement is at an all-in fixed rate determined by the lender and agreed to by us at the date of each borrowing.  At March 31, 2009, no borrowings were outstanding under this agreement.  Debt issuance costs incurred related to this agreement were de minimis.

We have an overdraft borrowing agreement with a financial institution pursuant to which our subsidiary in Turkey may be credited to satisfy outstanding negative daily balances arising from its business operations.  The total balance outstanding at any time shall not exceed 30.0 million Turkish lira.  The interest rate applicable to each such credit shall be up to a maximum of 175 basis points per annum above the spot rate charged by the lender or the lender’s floating call rate agreed to by us at each borrowing.  There were no debt issuance costs incurred related to this agreement.  The outstanding balance at March 31, 2009 of 25.9 million Turkish lira ($15.6 million at the exchange rate at March 31, 2009) is classified as short-term debt in our consolidated balance sheet.

Our 3.0 billion Japanese yen revolving credit facility expired on March 24, 2009.  This facility was replaced with a 1.5 billion Japanese yen ($15.3 million at the exchange rate at March 31, 2009) revolving credit facility that expires on March 31, 2010 and a 1.5 billion Japanese yen ($15.3 million at the exchange rate at March 31, 2009) revolving credit facility that expires on March 31, 2012.  The interest rates on borrowings under these credit facilities are based on TIBOR (Tokyo Interbank Offered Rate) plus .45% and .75%, respectively and the facility fees incurred on undrawn balances are 15 basis points and 25 basis points, respectively.  At March 31, 2009, no borrowings were outstanding under these facilities.

THE ESTÉE LAUDER COMPANIES INC.

Total debt as a percent of total capitalization increased to 48% at March 31, 2009 from 42% at June 30, 2008, primarily as a result of the issuance of the 7.75% Senior Notes due 2013 and an increase in outstanding commercial paper balances.  Based on our current plans, we do not expect this change to have a material adverse impact on our future results of operations or liquidity on both a near-term and long-term basis.

Cash Flows

Net cash provided by operating activities was $306.7 million during the nine months ended March 31, 2009 as compared with net cash provided of $518.5 million in the prior-year period.  This decrease primarily reflected lower net earnings combined with the impact of a prior-year period change in the presentation of unrecognized tax benefits (offset by a correlative change in deferred income taxes) and the timing and level of income tax payments.  The change also reflects a reduction in cash from certain working capital components, including payments for current liabilities, partially offset by a decrease in inventory, as well as lower accounts receivable as a result of lower net sales.

Net cash used for investing activities was $279.9 million during the nine months ended March 31, 2009 as compared with $371.1 million in the prior-year period.  Investing activities during the current-year period reflected cash payments related to counters and leasehold improvements, global information technology systems and infrastructure, as well as the acquisitions of Applied Genetics Incorporated Dermatics and businesses engaged in the wholesale distribution and retail sale of Aveda products.  Additional cash used for investing activities in the prior-year period was related to the purchases of Ojon Corporation and an Aveda distributor.

Net cash provided by financing activities was $244.2 million during the nine months ended March 31, 2009 as compared with net cash used for financing activities of $2.0 million in the prior-year period.  This change primarily reflected the proceeds from the issuance of the 7.75% Senior Notes due 2013 and an increase in proceeds from employee stock transactions, partially offset by repayments of short-term debt.

Dividends

During the current-year period, we paid dividends on Class A and Class B Common Stock of $.55 per share (or an aggregate of $108.4 million) as compared with $.55 per share (or an aggregate of $106.6 million) in the prior-year period.

Commitments, Contingencies and Contractual Obligations

During the nine months ended March 31, 2009, we made additional commitments that will result in an increase to our contractual obligations previously disclosed in our Annual Report on Form 10-K for periods beyond fiscal 2009.  Debt service obligations related to the issuance and sale of the 7.75% Senior Notes due 2013 are expected to add approximately $23 million in each fiscal year from 2010 through 2013 (representing projected interest costs) and approximately $312 million in fiscal 2014 (inclusive of approximately $12 million of projected interest costs).  In February 2009, we entered into an agreement with an external service provider to deliver a range of information technology infrastructure services to support our operations.  Unconditional purchase obligations related to this contract are expected to be approximately $33 million in each fiscal year from 2010 through 2011, approximately $29 million in each fiscal year from 2012 through 2014, and approximately $54 million thereafter.  In addition, unconditional purchase obligations related to executive compensation arrangements are expected to increase approximately $8 million in each fiscal year from 2010 and 2011 and approximately $1 million in each fiscal year from 2012 and 2013.

Derivative Financial Instruments and Hedging Activities

We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments.  We primarily enter into foreign currency forward and option contracts to reduce the effects of fluctuating foreign currency exchange rates and interest rate derivatives to manage the effects of interest rate movements on our aggregate liability portfolio.  We also enter into foreign currency forward and option contracts, not designated as hedging instruments, to mitigate the change in fair value of specific assets and liabilities on the balance sheet.  We do not utilize derivative financial instruments for trading or speculative purposes.  Costs associated with entering into these derivative financial instruments have not been material to our consolidated financial results.

THE ESTÉE LAUDER COMPANIES INC.

Foreign Exchange Risk Management

We enter into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with our identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that we receive from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  We also enter into foreign currency option contracts to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The foreign currency forward and option contracts entered into to hedge anticipated transactions have been designated as foreign currency cash-flow hedges and have varying maturities through the end of June 2010.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology.  The ineffective portion of both foreign currency forward and option contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income (loss) are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in accumulated other comprehensive income (loss) are reclassified to current-period earnings.  As of March 31, 2009, these foreign currency cash-flow hedges were highly effective, in all material respects.

At March 31, 2009, we had foreign currency forward and option contracts in the amount of $1,300.6 million and $16.2 million, respectively.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the Euro ($315.3 million), Swiss franc ($252.4 million), British pound ($195.5 million), Canadian dollar ($135.5 million), Japanese yen ($83.7 million), Hong Kong dollar ($76.0 million) and Australian dollar ($74.7 million).  The foreign currencies included in the foreign currency option contracts (notional value stated in U.S. dollars) are principally the Canadian dollar ($9.2 million) and the South Korean won ($5.8 million).

Interest Rate Risk Management

We enter into interest rate derivative contracts to manage the exposure to interest rate fluctuations on our funded indebtedness and anticipated issuance of debt for periods consistent with the identified exposures.  We have interest rate swap agreements, with a notional amount totaling $250.0 million, to effectively convert the fixed rate interest on our 2017 Senior Notes to variable interest rates based on six-month LIBOR.  These interest rate swap agreements are designated as fair value hedges of the related long-term debt and meet the short-cut method requirements of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  Accordingly, changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt.  As of March 31, 2009, these fair-value hedges were highly effective in all material respects.

Credit Risk

As a matter of policy, we only enter into derivative contracts with counterparties that have at least an “A” (or equivalent) credit rating.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $64.3 million at March 31, 2009.  To manage this risk, the Company has established strict counterparty credit guidelines that are continually monitored and reported to management.  Accordingly, management believes risk of loss under these hedging contracts is remote.

Certain of the Company’s derivative financial instruments contain credit-risk-related contingent features.  As of March 31, 2009, the Company was in compliance with such features and there were no derivative financial instruments with credit-risk-related contingent features that were in a net liability position.

Market Risk

We use a value-at-risk model to assess the market risk of our derivative financial instruments, as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.  As of March 31, 2009, our average value-at-risk related to our foreign currency forward and option contracts for the twelve month period for which these contracts were outstanding was $21.4 million.  As of March 31, 2009, our average value-at-risk related to our interest rate contracts for the twelve month period for which these contracts were outstanding was $29.0 million.  There have been no significant changes in market risk since June 30, 2008 that would have a material effect on our calculated value-at-risk exposure, as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

THE ESTÉE LAUDER COMPANIES INC.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

CRITICAL ACCOUNTING POLICIES

As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions.  Our most critical accounting policies relate to revenue recognition, concentration of credit risk, inventory, pension and other post-retirement benefit costs, goodwill and other intangible assets, income taxes and derivatives.  Since June 30, 2008, there have been no significant changes to the assumptions and estimates related to our critical accounting policies.  However, additional information related to our valuation approaches associated with goodwill and other indefinite-lived intangible assets is presented below.

Factors beyond management’s estimates and assumptions may also have a significant influence over the valuation, realizability, liquidity and operating results associated with these critical accounting policies.  We have considered the potential adverse impact of the recent global economic crisis and the dramatic decline in the value of equity securities and other investments as it relates to goodwill and other intangible assets and pension and other post-retirement benefit costs.

Goodwill and Other Intangible Assets

Goodwill is calculated as the excess of the cost of purchased businesses over the fair value of their underlying net assets.  Other intangible assets principally consist of purchased royalty rights and trademarks.  Goodwill and other indefinite-lived intangible assets are not amortized.

We assess goodwill and other indefinite-lived intangibles at least annually for impairment as of the beginning of the fiscal fourth quarter, or more frequently if certain events or circumstances warrant.  We test goodwill for impairment at the reporting unit level, which is one level below our operating segments.  We identify our reporting units by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available and management of each reporting unit regularly reviews the operating results of those components.  Impairment testing is performed in two steps: (i) we determine impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, we measure the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.  The impairment test for indefinite-lived intangible assets encompasses calculating a fair value of an indefinite-lived intangible asset and comparing the fair value to its carrying value.  If the carrying value exceeds the fair value, impairment is recorded.

Testing goodwill for impairment requires us to estimate fair values of reporting units using significant estimates and judgmental factors.  To determine fair value of the reporting unit, we generally use an equal weighting of the income and market approaches.  We believe both approaches are equally relevant and the most reliable indications of fair value because the fair value of product or service companies is more dependent on the ability to generate earnings than on the value of the assets used in the production process.  Under the market approach, we utilize information from comparable publicly traded companies with similar operating and investment characteristics as the reporting units, which creates valuation multiples that are applied to the operating performance of the reporting unit being tested, to value the reporting unit.  Under the income approach, we determine fair value using a discounted cash flow method, estimating future cash flows of each reporting unit, as well as terminal value, and discounting such cash flows at a rate of return that reflects the relative risk of the cash flows.  The key estimates and factors used in these two approaches include, but are not limited to, revenue growth rates and profit margins based on internal forecasts, terminal value, the weighted-average cost of capital used to discount future cash flows and comparable market multiples.  To determine fair value of other indefinite-lived intangible assets, we use an income approach, the relief-from-royalty method.  This method assumes that, in lieu of ownership, a third party would be willing to a pay a royalty in order to obtain the rights to use the comparable asset.  Other indefinite-lived intangible assets’ fair values require significant judgments in determining both the assets’ estimated cash flows as well as the appropriate discount and royalty rates applied to those cash flows to determine fair value.  Changes in such estimates or the application of alternative assumptions could produce significantly different results.

THE ESTÉE LAUDER COMPANIES INC.

We believe the recent decline in stock price, which impacts market capitalization, primarily reflects the reaction of the equity markets to the recessionary economy, rather than a fundamental change in the business operations.  In light of the recent decline in stock price, we reviewed the impact of the aggregate change in market capitalization on the fair value of our reporting units with goodwill and such review indicated that all reporting units, except for the Darphin reporting unit, continued to have fair value in excess of carrying value.

During the third quarter of fiscal 2009, we concluded that the Darphin reporting unit met certain indicators triggering an interim impairment review of goodwill and trademarks.  Those indicators included a decline in recent operating activities, restructuring activities, revisions in internal forecasts and an application of our continued decline in market capitalization to this reporting unit.  We performed an interim impairment test for goodwill and trademarks as of March 31, 2009 on this reporting unit.  We concluded that the carrying value of the Darphin trademark exceeded its estimated fair value and as a result recognized an impairment charge of $12.3 million at the exchange rate at March 31, 2009.  This charge was reflected in our skin care product category and in our Europe, the Middle East & Africa region.  After adjusting the carrying value of the trademark, we completed step one of the impairment analysis for goodwill and concluded that the fair value of the Darphin reporting unit was in excess of its carrying value including goodwill.

During the third quarter of fiscal 2009, we reviewed our other intangible assets for events or changes in circumstances that indicate the carrying amount of such assets may not be recoverable.  Pursuant to this review, we identified a fragrance license agreement intangible asset which was tested for impairment based upon a history of operating losses in excess of projections and revisions in internal forecasts.  We determined that the intangible asset was impaired and therefore recorded an asset impairment charge of $2.3 million in our fragrance product category and in our Americas region.

As the duration and magnitude of the volatility of the current economic conditions remain uncertain, we will continue to monitor and evaluate the potential impact on the business and on the annual impairment testing in the fourth quarter of the current fiscal year.  Accordingly, it is possible that we would recognize an impairment charge in the future with respect to goodwill and/or other intangible assets.

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).

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

THE ESTÉE LAUDER COMPANIES INC.

In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date for FASB Statement No. 157” (“FSP No. FAS 157-2”).  This FSP permits the delayed application of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, as defined in this FSP, except for those that are recognized or disclosed at fair value in the financial statements at least annually, until the beginning of our fiscal 2010.  As of July 1, 2008, we adopted SFAS No. 157, with the exception of its application to nonfinancial assets and nonfinancial liabilities, which we will defer in accordance with FSP No. FAS 157-2 until the beginning of fiscal 2010.  Nonfinancial assets and nonfinancial liabilities principally consist of intangible assets acquired through business combinations, long-lived assets when assessing potential impairment, and liabilities associated with restructuring activities.  We are currently evaluating the impact of the provisions for such nonfinancial assets and nonfinancial liabilities on our consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value.  An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred.  SFAS No. 159 became effective for us as of July 1, 2008.  As we did not elect the fair value option for our financial instruments (other than those already measured at fair value in accordance with SFAS No. 157), the adoption of this standard did not have an impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 requires companies to provide qualitative disclosures about their objectives and strategies for using derivative instruments, quantitative disclosures of the fair values of, and gains and losses on, these derivative instruments in a tabular format, as well as more information about liquidity by requiring disclosure of a derivative contract’s credit-risk-related contingent features.  SFAS No. 161 also requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments.  We adopted this disclosure-only standard beginning in our fiscal 2009 third quarter.

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” principally to require publicly traded companies to provide disclosures about fair value of financial instruments in interim financial information.  The adoption of this disclosure-only guidance will not have an impact on our consolidated financial results and is effective beginning with our fiscal 2010 interim period ending September 30, 2009.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. FAS 157-4”).  This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157 when there has been a significant decrease in market activity for a financial asset.  An entity is required to base its conclusion about whether a transaction was distressed on the weight of the evidence presented.  This FSP also re-affirms that the objective of fair value, when the market for an asset is not active, is the price that would be received to sell the asset in an orderly market (as opposed to a distressed or forced transaction).  Additional enhanced disclosures are also required in accordance with this FSP.  FSP No. FAS 157-4 must be applied prospectively and is effective for interim and annual periods ending after June 15, 2009.  We determined that our financial assets are currently valued in active markets.  As such, the guidance in this FSP is not anticipated to impact our consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably determined.  If the fair value of such assets or liabilities cannot be reasonably determined, then they would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss — an interpretation of FASB Statement No. 5.”  This FSP also amends the subsequent accounting for assets and liabilities arising from contingencies in a business combination and certain other disclosure requirements.  This FSP is effective for assets or liabilities arising from contingencies in business combinations that are consummated on or after July 1, 2009.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP No. FAS 132(R)-1”) to require employers to provide additional disclosures about plan assets of a defined benefit pension or other post-retirement plan.  These disclosures should principally include information detailing investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and an understanding of significant concentrations of risk within plan assets.  While earlier application of the provisions of this FSP is permitted, the disclosures required by this FSP shall be provided for fiscal years ending after December 15, 2009 (or our fiscal 2010, the anticipated period of adoption).  Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes.

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

In November 2008, the FASB ratified the consensus reached on EITF Issue No. 08-6, “Accounting for Equity Method Investment Considerations” (“EITF No. 08-6”).  EITF No. 08-6 addresses questions about the potential effect of SFAS No. 141(R) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”) on equity-method accounting.  The primary issues include how the initial carrying value of an equity method investment should be determined, how to account for any subsequent purchases and sales of additional ownership interests, and whether the investor must separately assess its underlying share of the investee’s indefinite-lived intangible assets for impairment.  The effective date of EITF No. 08-6 coincides with that of SFAS No. 141(R) and SFAS No. 160 and is to be applied on a prospective basis beginning in our fiscal 2010.  Early adoption is not permitted for entities that previously adopted an alternate accounting policy.

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

FORWARD-LOOKING INFORMATION

We and our representatives from time to time make written or oral forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission, in our press releases and in our reports to stockholders.  The words and phrases “will likely result,” “expect,” “believe,” “planned,” “may,” “should,” “could,” “anticipate,” “estimate,” “project,” “intend,” “forecast” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements include, without limitation, our expectations regarding sales, earnings or other future financial performance and liquidity, product introductions, entry into new geographic regions, information systems initiatives, new methods of sale, our long-term strategy, restructuring and other charges and future operations or operating results.  Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, actual results may differ materially from our expectations.  Factors that could cause actual results to differ from expectations include, without limitation:

(1) increased competitive activity from companies in the skin care, makeup, fragrance and hair care businesses, some of which have greater resources than we do;

(2) our ability to develop, produce and market new products on which future operating results may depend and to successfully address challenges in our core brands, including gift with purchase, and in our fragrance business;

(3) consolidations, restructurings, bankruptcies and reorganizations in the retail industry causing a decrease in the number of stores that sell our products, an increase in the ownership concentration within the retail industry, ownership of retailers by our competitors or ownership of competitors by our customers that are retailers and our inability to collect receivables;

THE ESTÉE LAUDER COMPANIES INC.

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

(14) our ability to acquire, develop or implement new information and distribution technologies and initiatives on a timely basis and within our cost estimates;

(15) our ability to capitalize on opportunities for improved efficiency, such as publicly-announced restructuring and cost-savings initiatives, and to integrate acquired businesses and realize value therefrom;

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

THE ESTÉE LAUDER COMPANIES INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is set forth in Item 2 of this Quarterly Report on Form 10-Q under the caption “Liquidity and Capital Resources - Market Risk” and is incorporated herein by reference.

Item 4. Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2009 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

As part of our Strategic Modernization Initiative, we anticipate the continued migration of our operations to SAP, with the majority of our locations being fully implemented through fiscal 2012.  Based on management’s evaluation, the necessary steps have been taken to monitor and maintain appropriate internal control over financial reporting during this period.

Except as noted in the previous sentences, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In 1999, the Office of the Attorney General of the State of New York (the “State”) notified the Company and ten other entities that they had been identified as potentially responsible parties (“PRPs”) with respect to the Blydenburgh landfill in Islip, New York.  Each PRP may be jointly and severally liable for the costs of investigation and cleanup, which the State estimated in 2006 to be approximately $19.7 million for all PRPs.  In 2001, the State sued other PRPs (including Hickey’s Carting, Inc., Dennis C. Hickey and Maria Hickey, collectively the “Hickey Parties”), in the U.S. District Court for the Eastern District of New York to recover such costs in connection with the site, and in September 2002, the Hickey Parties brought contribution actions against the Company and other Blydenburgh PRPs.  These contribution actions seek to recover, among other things, any damages for which the Hickey Parties are found liable in the State’s lawsuit against them, and related costs and expenses, including attorneys’ fees.  In June 2004, the State added the Company and other PRPs as defendants in its pending case against the Hickey Parties.  In April 2006, the Company and other defendants added numerous other parties to the case as third-party defendants.  Settlement negotiations with the new third-party defendants, the State, the Company and other defendants began in July 2006 and have resulted in a proposed consent decree to resolve the case. The consent decree requires court approval, which the parties are seeking.  We have accrued an amount which we believe would be necessary to resolve our share of this matter.  If the settlement is not successfully completed, we intend to vigorously defend the pending claims.  While no assurance can be given as to the ultimate outcome, management believes that the resolution of the Blydenburgh matters will not have a material adverse effect on our consolidated financial condition.

THE ESTÉE LAUDER COMPANIES INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchase Program

We are authorized by the Board of Directors to repurchase up to 88.0 million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  As of March 31, 2009, the cumulative total of acquired shares pursuant to the authorization was 65.3 million, reducing the remaining authorized share repurchase balance to 22.7 million.  During the nine months ended March 31, 2009, we purchased approximately 1.2 million shares pursuant to the authorization for $55.3 million as outlined in the following table:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
July 2008	674,700		$43.79	674,700	23,266,841
August 2008	198,700		$44.50	198,700	23,068,141
September 2008	367,261	(2)	$50.70	333,709	22,734,432
October 2008	160,550	(3)	$34.95	—	22,734,432
November 2008	—		—	—	22,734,432
December 2008	—		—	—	22,734,432
January 2009	—		—	—	22,734,432
February 2009	—		—	—	22,734,432
March 2009	—		—	—	22,734,432
	1,401,211		$44.69	1,207,109	22,734,432

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

Item 6. Exhibits.

Exhibit Number	Description
10.1	Amendment to Employment Agreement with Fabrizio Freda (filed as Exhibit 10.1 to our Current Report on Form 8-K dated March 25, 2009) *†

10.2	Amendment to Employment Agreement with William P. Lauder (filed as Exhibit 10.2 to our Current Report on Form 8-K dated March 25, 2009) *†

31.1	Certification pursuant to Rule 13a-14(a) (CEO).

31.2	Certification pursuant to Rule 13a-14(a) (CFO).

32.1	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)

32.2	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

*  Incorporated herein by reference.

†  Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ESTÉE LAUDER COMPANIES INC.

Date: May 4, 2009	By:	/s/RICHARD W. KUNES
Richard W. Kunes
Executive Vice President
and Chief Financial Officer
(Principal Financial and
Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Amendment to Employment Agreement with Fabrizio Freda (filed as Exhibit 10.1 to our Current Report on Form 8-K dated March 25, 2009) *†

10.2	Amendment to Employment Agreement with William P. Lauder (filed as Exhibit 10.2 to our Current Report on Form 8-K dated March 25, 2009) *†

31.1	Certification pursuant to Rule 13a-14(a) (CEO).

31.2	Certification pursuant to Rule 13a-14(a) (CFO).

32.1	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)

32.2	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

*  Incorporated herein by reference.

†  Exhibit is a management contract or compensatory plan or arrangement.