Form 10-K
period 2009-06-30
ESTEE LAUDER COMPANIES INC
filed 2009-08-19
CIK 1001250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant was approximately $3.45 billion at December 31, 2008 (the last business day of the registrant’s most recently completed second quarter).*

At August 14, 2009, 118,631,373 shares of the registrant’s Class A Common Stock, $.01 par value, and 78,067,261 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

Documents Incorporated by Reference

Document	Where Incorporated

Proxy Statement for Annual Meeting of Stockholders to be held November 13, 2009	Part III

* Calculated by excluding all shares held by executive officers and directors of registrant and certain trusts without conceding that all such persons are “affiliates” of registrant for purposes of the Federal securities laws.

THE ESTÉE LAUDER COMPANIES INC.

Forward-Looking Statements and Risk Factors

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements include, without limitation, our expectations regarding sales, earnings or other future financial performance and liquidity, our long-term strategy, restructuring and other initiatives, product introductions, entry into new geographic regions, information systems initiatives, new methods of sale and future operations or operating results.  Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot assure that actual results will not differ materially from our expectations.  Factors that could cause actual results to differ from expectations are described herein; in particular, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Information.”  In addition, there is a discussion of risks associated with an investment in our securities.  See “Item 1A. Risk Factors.”

PART I

Item 1.  Business.

The Estée Lauder Companies Inc., founded in 1946 by Estée and Joseph Lauder, is one of the world’s leading manufacturers and marketers of quality skin care, makeup, fragrance and hair care products.  Our products are sold in over 140 countries and territories under a number of well-known brand names including: Estée Lauder, Aramis, Clinique, Origins, M•A•C, Bobbi Brown, La Mer and Aveda.  We are also the global licensee for fragrances and/or cosmetics sold under brand names such as Tommy Hilfiger, Donna Karan, Michael Kors, and Sean John.  Each brand is distinctly positioned within the market for cosmetics and other beauty products.

We are a pioneer in the cosmetics industry and believe we are a leader in the industry due to the global recognition of our brand names, our leadership in product innovation, our strong market position in key geographic markets and the consistently high quality of our products.  We sell our prestige products principally through limited distribution channels to complement the images associated with our brands.  These channels, encompassing over 30,000 points of sale, consist primarily of upscale department stores, specialty retailers, upscale perfumeries and pharmacies and prestige salons and spas.  In addition, our products are sold in freestanding company-owned stores and spas, our own and authorized retailer websites, stores on cruise ships, direct response television (“DRTV”), in-flight and duty-free shops and certain fragrances are sold in self-select outlets.  We believe that our strategy of pursuing limited distribution strengthens our relationships with retailers, enables our brands to be among the best selling product lines at the stores and heightens the aspirational quality of our brands.

For a discussion of recent developments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Overview.”

We have been controlled by the Lauder family since the founding of our company.  Members of the Lauder family, some of whom are directors, executive officers and/or employees, beneficially own, directly or indirectly, as of August 14, 2009, shares of Class A Common Stock and Class B Common Stock having approximately 87.6% of the outstanding voting power of the Common Stock.

Unless the context requires otherwise, references to “we,” “us,” “our” and the “Company” refer to The Estée Lauder Companies Inc. and its subsidiaries.

Products

Skin Care - Our broad range of skin care products addresses various skin care needs for women and men.  These products include moisturizers, creams, lotions, cleansers, sun screens and self-tanning products, a number of which are developed for use on particular areas of the body, such as the face or the hands or around the eyes.  Skin care products accounted for approximately 39% of our net sales in fiscal 2009.

Makeup - We manufacture, market and sell a full array of makeup products, including lipsticks, lip glosses, mascaras, foundations, eyeshadows, nail polishes and powders.  Many of the products are offered in an extensive array of shades and colors.  We also sell related items such as compacts, brushes and other makeup tools.  Makeup products accounted for approximately 39% of our net sales in fiscal 2009.

Fragrance - We offer a variety of fragrance products for women and men.  The fragrances are sold in various forms, including eau de parfum sprays and colognes, as well as lotions, powders, creams and soaps that are based on a particular fragrance.  Fragrance products accounted for approximately 16% of our net sales in fiscal 2009.

Hair Care - Hair care products are offered mainly in salons and in freestanding retail stores and include hair color and styling products, shampoos, conditioners and finishing sprays.  In fiscal 2009, hair care products accounted for approximately 6% of our net sales.

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

Estée Lauder - Estée Lauder brand products, which have been sold since 1946, are technologically advanced and high performance products with a reputation for innovation, sophistication, and superior quality.  The broad product line principally consists of skin care, makeup and fragrance products that are presented in high quality packaging.

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

•                  Michael Kors - In May 2003, we entered into a license agreement for fragrances and beauty products under the Michael Kors brand name.  The fragrances, as well as ancillary bath and body products, are sold primarily in department stores, specialty stores and freestanding Michael Kors boutiques.

•                  Sean John Fragrances - In 2005, we entered into an exclusive license agreement to develop fragrances and other beauty products under the Sean John brand name.  Sean “Diddy” Combs played an active role in creating the signature scent, “Unforgivable.”  The Unforgivable fragrance, as well as other fragrances and ancillary products, are primarily available at select department and specialty stores as well as travel retail outlets around the world.

•                  Missoni - In 2006, we launched fragrance and ancillary products under our exclusive global licensing agreement with Milan-based fashion house, Missoni.  Missoni products are sold in select distribution channels worldwide.

In addition to the foregoing brands, we market and sell Mustang and Kiton products as a licensee.

Clinique - First introduced in 1968, Clinique skin care and makeup products are all allergy tested and 100% fragrance free and have been designed to address individual skin types and needs.  The products are based on the research and related expertise of leading dermatologists.  Clinique skin care products are generally marketed as part of the 3-Step System: Cleanse, Exfoliate, Moisturize.  Other Clinique skin care products include de-aging solutions to help prevent, halt and diminish the visible effects of sun, wind, stress and pollution and assist in repair to help restore contour, minimize the look of lines and wrinkles.  Clinique also offers lines of fragrances.

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

Origins - Origins was introduced in 1990.  It is positioned as a plant-based line of skin care, makeup and aromatherapy products that combine time-tested botanical ingredients with modern science to promote total well-being.  Origins sells its products at our freestanding Origins stores and through stores-within-stores (which are designed to replicate the Origins store environment within a department store), at traditional retail counters and in perfumeries.  Origins also has a license agreement to develop and sell products using the name of Dr. Andrew Weil.

M•A•C - M•A•C products comprise a broad line of color-oriented, professional cosmetics and professional makeup tools targeting makeup artists and fashion-conscious consumers.  The products are sold primarily through a limited number of department and specialty stores and at freestanding M•A•C stores.  We acquired the companies behind M•A•C in three stages: in December 1994, March 1997 and February 1998.

Bobbi Brown - Acquired in October 1995, Bobbi Brown is an exclusive beauty line developed by celebrated makeup artist Bobbi Brown with a focus on service and teaching women to be their own makeup artists.  The Bobbi Brown line includes color cosmetics, skin care, professional makeup brushes and tools, accessories and fragrances.  Bobbi Brown products are primarily sold through a limited number of department and specialty stores.

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

Jo Malone - We acquired London-based Jo Malone Limited in October 1999.  Jo Malone is known for its unique fragrance portfolio and luxury products for the bath, body and home.  Products are also available through a company catalogue, at freestanding stores and at a very limited group of specialty stores, primarily in the United States, Canada and the United Kingdom.

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

•                  Good Skin™ - Launched in 2004 and sold in the United States at Kohl’s Department Stores and Kohls.com, this line of skin care products was created with the expertise of a dermatologist.  This line is color-coded for ease of use.  Select products of this brand are now available in a number of countries around the world.  good skin, easy to choose, easy to use, doctor formulated for you.™

•                  grassroots research labs - Introduced in March 2008, grassroots research labs uses natural ingredients that are effective, potent and offer the latest in skin care technology.

•                  Daisy Fuentes - In early fiscal 2007, we launched Dianoche, the first fragrance under our license agreement with Daisy Fuentes, which holds two scents that connect in a single bottle.  Dianoche, as well as other fragrances and ancillary products, are available exclusively at Kohl’s Department Stores and at Kohls.com.

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

Our heritage brands are Estée Lauder, Aramis and Designer Fragrances, Clinique, Prescriptives and Origins.  M•A•C and Bobbi Brown are our makeup artist brands.

Distribution

We sell our products principally through limited distribution channels to complement the images associated with our brands.  These channels include more than 30,000 points of sale in over 140 countries and territories and consist primarily of upscale department stores, specialty retailers, upscale perfumeries and pharmacies and prestige salons and spas.  In addition, our products are sold in freestanding company-owned stores and spas, our own and authorized retailer websites, stores on cruise ships, DRTV, in-flight and duty-free shops and certain fragrances are sold in self-select outlets.

We maintain a dedicated sales force which sells to our retail accounts in North America and in the major overseas markets, such as Western Europe and Japan.  We have wholly-owned operations in over 40 countries, and controlling interests in joint ventures that operate in four other countries, through which we market, sell and distribute our products.  In certain countries, we sell our products through selected local distributors under contractual arrangements designed to protect the image and position of the brands.  In addition, we sell certain products in select domestic and international military locations.  For information regarding our net sales and long-lived assets by geographic region, see Note 20 of Notes to Consolidated Financial Statements in Item 8.

We sell Aveda products principally to independent salons and spas, cosmetology schools, third-party distributors and specialty retailers and directly to consumers at our own freestanding Aveda Experience Centers and certain Aveda Institutes.  There are currently about 7,300 points of sale, primarily in the United States, that sell Aveda products.  Bumble and bumble products are principally sold to about 2,400 independent salons, primarily in the United States.  Darphin products are principally sold through high-end independent pharmacies, principally in Europe, representing approximately 3,700 points of sale.

As part of our strategy to diversify our distribution, we have been selectively opening new single-brand, freestanding stores that we operate.  The Origins, Aveda and M•A•C brands are the primary focus for this method of distribution.  At this time, we operate 601 single-brand, freestanding stores worldwide, the majority of which are in the United States, and expect that number to increase moderately over the next several years.  We also operate 97 multi-brand stores.

We sell American Beauty, Flirt!, Good Skin™ and Daisy Fuentes in approximately 1,000 Kohl’s Department Stores in the United States.

We currently sell products from 16 of our brands directly to consumers over the Internet through our own e-commerce sites.  Some or all of these brands are sold over the Internet in the following countries: the United States, Canada, the United Kingdom, France, Australia, Korea and China.

As is customary in the cosmetics industry, our practice is to accept returns of our products from retailers if properly requested, authorized and approved.  In accepting returns, we typically provide a credit to the retailer against sales and accounts receivable from that retailer on a dollar-for-dollar basis.  In recognition of this practice, and in accordance with U.S. generally accepted accounting principles, we report revenues on a net sales basis, which reflects the amount of actual returns received and an amount established for anticipated returns.  As a percentage of gross sales, returns were 4.4%, 4.4% and 4.2% in fiscal 2009, 2008 and 2007, respectively.

Customers

Our strategy is to build strong relationships with selected retailers globally.  Senior management works with executives of our major retail accounts on a regular basis and we believe we are viewed as an important supplier to these customers.  Our largest customer, Macy’s Inc., sells products primarily within the United States and accounted for 12%, 12% and 14% of our consolidated net sales for the years ended June 30, 2009, 2008 and 2007, respectively, and 11% of our accounts receivable as of June 30, 2009 and 2008.

Marketing

Our marketing strategy is built around our mission statement: “Bringing the Best to Everyone We Touch.”  Mrs. Estée Lauder formulated this marketing philosophy to provide high-quality service and products as the foundation for a solid and loyal consumer base.

Our marketing efforts focus principally on promoting the quality, value and benefits of our products.  Each of our brands is distinctively positioned, has a single global image, and is promoted with consistent logos, packaging and advertising designed to enhance its image and differentiate it from other brands.  We regularly advertise our products on television and radio, in upscale magazines and newspapers, the Internet, and through direct mail and photo displays at international airports.  In addition, our products receive extensive editorial coverage in prestige publications and other media worldwide.  Promotional activities and in-store displays are designed to introduce existing consumers to different products in the line and to attract new consumers.  Our marketing efforts also benefit from cooperative advertising programs with retailers, some of which are supported by coordinated promotions, such as purchase with purchase and gift with purchase.  Our marketing and sales executives spend considerable time in the field meeting with consumers and key retailers and consulting with demonstrators at the points of sale.  These include Estée Lauder Beauty Advisors, Clinique Consultants, Aramis Selling Specialists, Prescriptives Analysts, Origins Guides and M•A•C Makeup Artists.  At in-store counters, demonstrators offer personal demonstrations to market individual products as well as to provide education on basic skin care and makeup application.  We conduct extensive sampling programs and we pioneered gift with purchase as a sampling program.  We believe that the quality and perceived benefits of sample products have been effective inducements to purchases by new and existing consumers.

We use the Internet to educate and inform consumers about certain of our brands.  Currently, 19 of our brands have marketing sites, 16 of which have e-commerce capabilities.

Most of our creative marketing work is done by in-house creative teams.  The creative staff designs and produces the sales materials, advertisements and packaging for products in each brand.

Global net expenses for advertising, merchandising, sampling and promotion were $1,878.8 million, $2,034.6 million and $1,841.9 million in fiscal 2009, 2008 and 2007, respectively.  These amounts include activities relating to purchase with purchase and gift with purchase promotions that are reflected in net sales and cost of sales.

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

We expect that these systems will continue to provide pertinent inventory and sales data in the short term.  However, as part of our long-term effort to enhance these systems and increase productivity, we are implementing our Strategic Modernization Initiative (“SMI”), which includes an enterprise-wide global program that we expect will deliver a single set of integrated data, processes and technologies, which would be scalable and used to standardize business processes across brands, operating units and sales affiliates.  As part of SMI, we anticipate the continued migration of our operations to SAP, with the majority of our locations being implemented through fiscal 2012.

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

We maintain ongoing research and development programs at our facilities in Melville, New York; Oevel, Belgium; Petersfield, United Kingdom; Tokyo, Japan; Markham, Ontario; Blaine, Minnesota; Shanghai, China; and Colombes, France.  As of June 30, 2009, we had approximately 435 employees engaged in research and development.  Research and development expenditures totaled $81.6 million, $80.9 million and $74.4 million in fiscal 2009, 2008 and 2007, respectively.

Manufacturing, Warehousing and Raw Materials

We manufacture skin care, makeup, fragrance and hair care products primarily in the United States, Belgium, Switzerland, the United Kingdom and Canada.  We continue to streamline our manufacturing processes and identify sourcing opportunities to improve innovation, increase efficiencies and reduce costs.  Our major manufacturing facilities operate as “focus” plants that primarily manufacture one type of product (e.g., lipsticks) for all of the principal brands.  Our plants are modern and our manufacturing processes are substantially automated.  While we believe that our manufacturing facilities are sufficient to meet current and reasonably anticipated manufacturing requirements, we continue to identify opportunities to make significant improvements in capacity and productivity.  To capitalize on innovation and other supply benefits, we continue to utilize third parties on a global basis for finished goods production, including an increased percentage of volume in Asia/Pacific to support our growth.

We have established a global distribution network designed to meet the changing demands of our customers while maintaining service levels.  We are continuously evaluating and restructuring this physical distribution network.  We have begun to establish regional inventory centers strategically positioned throughout the world in order to facilitate efficient delivery of our products to our customers.

The principal raw materials used in the manufacture of our products are essential oils, alcohol and specialty chemicals.  We also purchase packaging components that are manufactured to our design specifications.  Procurement of materials for all manufacturing facilities is generally made on a global basis through our Global Supplier Relations department.  We are making a concentrated effort in supplier rationalization with the specific objective of reducing costs, increasing innovation and speed to market and improving quality.  In addition, we continue to focus on supply sourcing within the region of manufacture to allow for improved supply chain efficiencies.  As a result of sourcing initiatives, there is increased dependency on certain suppliers, but we believe that our portfolio of these suppliers has adequate resources and facilities to overcome any unforeseen interruption of supply.  In the past, we have been able to obtain an adequate supply of essential raw materials and currently believe we have adequate sources of supply for virtually all components of our products.

We are continually benchmarking the performance of the supply chain and will add or delete suppliers, and adjust our distribution networks and manufacturing footprint based upon the changing needs of the business.  As we integrate acquired brands, we continually seek new ways to leverage our production and sourcing capabilities to improve our overall supply chain performance.

Competition

The skin care, makeup, fragrance and hair care businesses are characterized by vigorous competition throughout the world.  Brand recognition, quality, performance and price have a significant impact on consumers’ choices among competing products and brands.  Advertising, promotion, merchandising, the pace and timing of new product introductions, line extensions and the quality of in-store demonstrations also have a significant impact on consumers’ buying decisions.  With our numerous brands, sold in various channels, we are one of the world’s leading manufacturers and marketers of skin care, makeup, fragrance and hair care products.  We compete against a number of companies, some of which have substantially greater resources than we do.

Our principal competitors consist of large, well-known, multinational manufacturers and marketers of skin care, makeup, fragrance and hair care products, most of which market and sell their products under multiple brand names.  They include, among others, L’Oreal S.A.; Shiseido Company, Ltd.; LVMH Moët Hennessey Louis Vuitton; Coty, Inc.; and The Procter & Gamble Company.  We also face competition from a number of independent brands, as well as some retailers that have developed their own beauty brands.  Certain of our competitors also have ownership interests in retailers that are customers of ours.

Trademarks, Patents and Copyrights

The trademarks used in our business include the brand names Estée Lauder, Clinique, Aramis, Prescriptives, Lab Series, Origins, Tommy Hilfiger, Donna Karan, DKNY, M•A•C, Bobbi Brown, La Mer, Aveda, Jo Malone, Bumble and bumble, Darphin, Michael Kors, American Beauty, Flirt!, Good Skin™, grassroots research labs, Ojon and the names of many of the products sold under these brands.  We own the material trademark rights used in connection with the manufacturing, marketing and distribution of most of our major products both in the United States and in the other principal countries where such products are sold.  We are the exclusive worldwide licensee for fragrances, cosmetics and/or related products for Tommy Hilfiger, Donna Karan New York, DKNY, Kiton, Michael Kors, Sean John, Missoni, Daisy Fuentes and Tom Ford.  Origins sells products using the name of Dr. Andrew Weil and Aramis and Designer Fragrances sells a fragrance in the Americas region using the name Mustang, in each case pursuant to a license agreement.  We protect our trademarks for our principal products in the United States and significant markets worldwide.  We consider the protection of our trademarks to be important to our business.

A number of our products incorporate patented, patent-pending or proprietary technology in formulations or packaging.  In addition, several products are covered by design patents, patent applications or copyrights.  While we consider these patents and copyrights, and the protection thereof, to be important, no single patent or copyright is considered material to the conduct of our business.

Employees

At June 30, 2009, we had approximately 31,300 full-time employees worldwide (including certain demonstrators at points of sale who are employed by us), of whom approximately 12,700 are employed in the United States and Canada.  None of our employees in the United States is covered by a collective bargaining agreement.  In certain other countries, a limited number of employees are covered by a works council agreement or other syndicate arrangements.  We believe that relations with our employees are good.  We have never encountered a material strike or work stoppage in the United States or in any other country where we have a significant number of employees.

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

Executive Officers

The following table sets forth certain information with respect to our executive officers:

Name	Age	Position(s) Held
John Demsey	53	Group President
Amy DiGeso	57	Executive Vice President – Global Human Resources
Fabrizio Freda	51	President, Chief Executive Officer and a Director
Harvey Gedeon	66	Executive Vice President – Research & Development and Product Innovation
Richard W. Kunes	56	Executive Vice President and Chief Financial Officer
Evelyn H. Lauder	73	Senior Corporate Vice President
Leonard A. Lauder	76	Chairman Emeritus and a Director
Ronald S. Lauder	65	Chairman of Clinique Laboratories, LLC
William P. Lauder	49	Executive Chairman and a Director
Sara E. Moss	62	Executive Vice President and General Counsel
Gregory F. Polcer	54	Executive Vice President – Global Supply Chain
Cedric Prouvé	49	Group President – International
Alexandra C. Trower	45	Executive Vice President – Global Communications

John Demsey was appointed Group President in July 2006.  In this role, he is currently responsible for the Estée Lauder, M·A·C, Sean John, Prescriptives, Tom Ford Beauty, Bobbi Brown, Jo Malone and La Mer brands.  In January 2005, Mr. Demsey became Global Brand President of Estée Lauder after serving as President and Managing Director of M·A·C since 1998.  From 1991 to 1998, he held several positions with Estée Lauder, including Senior Vice President of Sales and Education for Estée Lauder USA and Canada.  Before joining us, he worked for Revlon, Borghese, Alexandra de Markoff Cosmetics, and Lancaster Cosmetics.  He also held various executive retail positions at Bloomingdale’s, Macy’s, Benetton and Saks Fifth Avenue.  Mr. Demsey serves as Chairman of the M·A·C AIDS Fund and is active in many other AIDS-related organizations.

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

Fabrizio Freda is President and Chief Executive Officer of the Company.  From March 2008 through June 2009, he was President and Chief Operating Officer of the Company where he was instrumental in designing the Company’s long-term strategic plan and oversaw Clinique, Bobbi Brown, La Mer, Jo Malone, Aveda, Bumble and bumble and the Aramis and Designer Fragrances Division.  He also was responsible for the Company’s International Division, as well as Global Operations, Research and Development, Packaging, Quality Assurance, Merchandise Design, Corporate Store Design and Retail Store Operations.  Prior to joining the Company, Mr. Freda served in a number of positions of increasing responsibility at The Procter & Gamble Company (“P&G”), where he was responsible for various operating, marketing and key strategic efforts for over 20 years.  From 2001 through 2007 Mr. Freda was President, Global Snacks, at P&G. Mr. Freda also spent more than a decade in the Health and Beauty Care division at P&G.  From 1986 to 1988 he directed marketing and strategic planning for Gucci SpA.

Harvey Gedeon became Executive Vice President - Research and Development in July 2004 and added responsibilities for Corporate Product Innovation in 2007 and Package Development in 2008.  From January 2000 to July 2004, he was Senior Vice President - Research and Development.  Prior to joining us in January 2000, Mr. Gedeon was Executive Vice President and General Manager, Research and Development and Quality Assurance for Revlon, Inc. from 1997 through 1999.

Richard W. Kunes became Executive Vice President and Chief Financial Officer in November 2004.  Prior thereto, he was Senior Vice President and Chief Financial Officer since October 2000.  He joined us in 1986 and served in various finance-related positions until November 1993, when he was named Vice President — Operations Finance Worldwide.  From January 1998 through September 2000, Mr. Kunes was Vice President — Financial Administration and Corporate Controller.  Prior to joining us, he held finance and controller positions at the Colgate-Palmolive Company.

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

Leonard A. Lauder is Chairman Emeritus and a member of the Board of Directors.  He was Chairman of the Board of Directors from 1995 through June 2009 and served as our Chief Executive Officer from 1982 through 1999 and President from 1972 until 1995.  Mr. Lauder formally joined us in 1958 after serving as an officer in the United States Navy.  Since joining, he has held various positions, including executive officer positions other than those described above.  He is Chairman Emeritus of the Board of Trustees of the Whitney Museum of American Art, a Charter Trustee of the University of Pennsylvania, a Trustee of The Aspen Institute and the co-founder and director of the Alzheimer’s Drug Discovery Foundation.  He also served as a member of the White House Advisory Committee on Trade Policy and Negotiations under President Reagan.

Ronald S. Lauder has served as Chairman of Clinique Laboratories, LLC since returning from government service in 1987 and was Chairman of Estee Lauder International, Inc. from 1987 through 2002.  He was a member of the Board of Directors of the Company from 1968 to 1986 and again from 1988 to July 2009.  Mr. Lauder joined the Company in 1964 and has served in various capacities.  From 1983 to 1986, Mr. Lauder served as Deputy Assistant Secretary of Defense for European and NATO Affairs.  From 1986 to 1987, he was U.S. Ambassador to Austria.  He is non-executive Chairman of the Board of Directors of Central European Media Enterprises Ltd.  He is also an Honorary Chairman of the Board of Trustees of the Museum of Modern Art and President of the Neue Galerie.

William P. Lauder is Executive Chairman and, in such role, he is Chairman of the Board of Directors.  He was Chief Executive Officer of the Company from March 2008 through June 2009 and President and Chief Executive Officer from July 2004 through February 2008.  From January 2003 through June 2004, he was Chief Operating Officer.  From July 2001 through 2002, he was Group President responsible for the worldwide business of Clinique and Origins and the Company’s retail store and on-line operations.  From 1998 to 2001, he was President of Clinique Laboratories, LLC.  Prior to 1998, he was President of Origins Natural Resources Inc., and he had been the senior officer of that division since its inception in 1990.  Prior thereto, he served in various positions since joining the Company in 1986.  He is a member of the Boards of Trustees of The University of Pennsylvania and The Trinity School in New York City and the Boards of Directors of the Fresh Air Fund, the 92nd Street Y, the Partnership for New York City, GLG Partners Inc. and the Advisory Board of Zelnick Media.

Sara E. Moss is Executive Vice President and General Counsel.  She became Executive Vice President in November 2004.  She joined us as Senior Vice President, General Counsel and Secretary in September 2003.  She was Senior Vice President and General Counsel of Pitney Bowes Inc. from 1996 to February 2003, and Senior Litigation Partner for Howard, Smith & Levin (now Covington & Burling) in New York from 1984 to 1996.  Prior to 1984, Ms. Moss served as an Assistant United States Attorney in the Criminal Division in the Southern District of New York, was an associate at the law firm of Davis, Polk & Wardwell and was Law Clerk to the Honorable Constance Baker Motley, a U.S. District Judge in the Southern District of New York.

Gregory F. Polcer became Executive Vice President - Global Supply Chain in July 2008.  He is responsible for Global Direct and Indirect Procurement, Manufacturing, Logistics, Quality Assurance and Environmental Affairs and Safety.  From 1988 to 2008, he worked for Unilever where he designed and implemented global, regional and local initiatives.  Most recently, from 2006 to 2008, he served as the Senior Vice President, Supply Chain for Unilever where he integrated the North and Latin American Supply Chains, provided senior leadership for all global supply management and established a global outsourcing plan.  He served as Senior Vice President, Supply Chain - North America from 2005 to 2006 and Senior Vice President, Supply Chain, Home and Personal Care — North America from 2002 to 2004.

Cedric Prouvé became Group President - International in January 2003.  He is responsible for sales and profits in our International Division, which includes all markets outside of North America, our Travel Retail business worldwide and all of the activities of our sales affiliates and distributor relationships.  From August 2000 through December 2002 he was the General Manager of our Japanese sales affiliate.  From January 1997 to August 2000, he was Vice President, General Manager, Travel Retail.  He started with us in 1994 as General Manager, Travel Retailing - Asia Pacific Region and was given the added responsibility of General Manager of our Singapore affiliate in 1995.  Prior to joining us he worked at L’Oreal in sales and management positions in the Americas and Asia/Pacific.

Alexandra C. Trower became Executive Vice President - Global Communications in April 2008.  She directs the Company’s overall communications strategy, oversees brand communications, corporate communications, internal communications and consumer communications.  Before joining us, Ms. Trower was Senior Vice President, Media Relations for Bank of America from January 2004 to March 2008.  From 1997 to 2002, she worked at JPMorgan Chase, where she was responsible for corporate communications at JPMorgan Fleming Asset Management.

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

Our vision is to be the global leader in prestige beauty.  To achieve our goal, we are implementing a long-term strategy to guide the Company through fiscal 2013.  The plan has numerous initiatives across regions, product categories, brands and functions that are designed to leverage our strengths, make us more cost efficient and grow our sales.

Achieving our long-term objectives will require investment in new capabilities, brands, categories, distribution channels, technologies and geographic markets.  These investments may result in short-term costs without any current revenues and, therefore, may be dilutive to our earnings, at least in the short term.  In addition, we may dispose of or discontinue select brands or streamline operations and incur costs or special charges in doing so.  Although we believe that our strategy will lead to long-term growth in revenue and profitability, we may not realize, in full or in part, the anticipated benefits.  The failure to realize benefits, which may be due to our ability to execute plans or other risks described herein, global economic conditions, competition, changes in the beauty industry and the other risks described herein, could have a material adverse effect on our business, financial condition and results of operations.

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

We are required to annually test goodwill and intangible assets with indefinite lives to determine if impairment has occurred.  If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made.  We cannot accurately predict the amount and timing of any impairment of assets.  Should the value of goodwill or other intangible assets become impaired, there will be an adverse effect on our financial condition and results of operations.

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

In addition, sudden disruptions in business conditions, for example, as a consequence of events such as a pandemic or those that are currently taking place in the Middle East, or as a result of a terrorist attack, retaliation and the threat of further attacks or retaliation, or as a result of adverse weather conditions or climate changes, can have a short and, sometimes, long-term impact on consumer spending.

Events that impact consumers’ willingness or ability to travel and/or purchase our products while traveling may impact our travel retail business, which is a significant contributor to our overall results.

A downturn in the economies in which we sell our products or a sudden disruption of business conditions in those economies could adversely affect our sales and profitability.

We face risks associated with the current global credit crisis.

The volatility in the financial markets and the related economic downturn in markets throughout the world could continue to have a material adverse effect on our business.  While we currently generate significant cash flows from our ongoing operations and have access to global credit markets through our various financing activities, credit markets have recently experienced significant disruptions and certain leading financial institutions have either declared bankruptcy or have shown significant deterioration in their financial stability.  Further deterioration in global financial markets could make future financing difficult or more expensive.  If any financial institutions that are parties to our undrawn revolving credit facility supporting our commercial paper program or other financing arrangements, such as interest rate or foreign exchange hedging instruments, were to declare bankruptcy or become insolvent, they may be unable to perform under their agreements with us.  This could leave us with reduced borrowing capacity or unhedged against certain interest rate or foreign currency exposures.

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

Our success depends, in part, on our ability to retain our key personnel, including our executive officers and senior management team.  The unexpected loss of one or more of our key employees could adversely affect our business.  Our success also depends, in part, on our continuing ability to identify, hire, train and retain other highly qualified personnel.  Competition for these employees can be intense.  We may not be able to attract, assimilate or retain qualified personnel in the future, and our failure to do so could adversely affect our business.  This risk may be exacerbated by the stresses associated with the implementation of our strategic plan and other initiatives.

We are subject to risks related to our international operations.

We operate on a global basis, with approximately 59% of our fiscal 2009 net sales generated outside the United States.  We maintain offices in over 40 countries and have key operational facilities located outside the United States that manufacture, warehouse or distribute goods for sale throughout the world.  Foreign operations are subject to many risks and uncertainties, including:

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

As a company engaged in manufacturing and distribution on a global scale, we are subject to the risks inherent in such activities, including industrial accidents, environmental events, strikes and other labor disputes, disruptions in supply chain or information systems, loss or impairment of key manufacturing sites, product quality control, safety, licensing requirements and other regulatory issues, as well as natural disasters and other external factors over which we have no control.  If such an event were to occur, it could have an adverse affect on our business and financial results.

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

As part of a program that we call our “Strategic Modernization Initiative,” or “SMI,” we are implementing enterprise-wide global programs intended to deliver a single set of integrated data, processes and technologies, which would be scalable and used to standardize business processes across brands, operating units and sales affiliates.  As part of SMI, we anticipate the continued migration of our operations to SAP, with the majority of our locations to be implemented through fiscal 2012.  Like most entity-wide changes to software systems, the implementation of SMI involves risks and uncertainties.  Failure to implement SMI as planned, in terms of timing, specifications and/or costs, could have an adverse impact on our business and results of operations.

The trading prices of our securities periodically may rise or fall based on the accuracy of predictions of our earnings or other financial performance.

Our business planning process is designed to maximize our long-term strength, growth and profitability, not to achieve an earnings target in any particular fiscal quarter.  We believe that this longer-term focus is in the best interests of the Company and our stockholders.  At the same time, however, we recognize that it may be helpful to provide investors with guidance as to our forecast of net sales and earnings per share.  Accordingly, when we announced our year-end financial results for fiscal 2009, we provided guidance as to our expected net sales and earnings per share for the fiscal year ending June 30, 2010 and the quarter ending September 30, 2009.  While we generally expect to provide updates to our guidance when we report our results each fiscal quarter, we assume no responsibility to update any of our forward-looking statements at such times or otherwise.  In addition, the longer-term guidance we provide is based on goals that we believe, at the time guidance is given, are reasonably attainable for growth and performance over a number of years.  Such targets are more speculative than our current quarter and fiscal year expectations.

In all of our public statements when we make, or update, a forward-looking statement about our sales and/or earnings expectations or expectations regarding restructuring or other initiatives, we accompany such statements directly, or by reference to a public document, with a list of factors that could cause our actual results to differ materially from those we expect.  Such a list is included, among other places, in our earnings press release and in our periodic filings with the Securities and Exchange Commission (e.g., in our reports on Form 10-K and Form 10-Q).  These and other factors may make it difficult for outside observers, such as research analysts, to predict what our earnings will be in any given fiscal quarter or year.

Outside analysts and investors have the right to make their own predictions of our financial results for any future period.  Outside analysts, however, have access to no more material information about our plans than any other public investor, and we do not endorse their predictions as to our future performance.  Nor do we assume any responsibility to correct the predictions of outside analysts or others when they differ from our own internal expectations.  If and when we announce actual results that differ from those that outside analysts or others have been predicting, the market price of our securities could be affected.  Investors who rely on the predictions of outside analysts or others when making investment decisions with respect to our securities do so at their own risk.  We take no responsibility for any losses suffered as a result of such changes in the prices of our securities.

Failure to adequately maintain the security of our electronic and other confidential information could materially adversely affect our financial condition and results of operations.

We are dependent upon automated information technology processes.  As part of our normal business activities, we collect and store certain confidential information, including personal information with respect to customers and employees.  We may share some of this information with vendors who assist us with certain aspects of our business.  Moreover, the success of our e-commerce operations depends upon the secure transmission of confidential and personal data over public networks, including the use of cashless payments.  Any failure on the part of us or our vendors to maintain the security of our confidential data and our employees’ and customers’ personal information, including via the penetration of our network security and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also result in deterioration in our employees’ and customers’ confidence in us and other competitive disadvantages, and thus could have a material adverse impact on our business, financial condition and results of operations. In addition, a security breach could require that we expend significant additional resources to enhance our information security systems and could result in a disruption to our operations.

As we outsource more functions, we will become more dependent on the entities performing those functions.

As part of our long-term strategy, we are continually looking for opportunities to provide essential business services in a more cost-effective manner.  In some cases, this requires the outsourcing of functions or parts of functions that can be performed more effectively by external service providers.  These include certain information systems functions such as information technology operations, and certain human resource functions such as employee benefit plan administration.  While we believe we conduct appropriate due diligence before entering into agreements with the outsourcing entity, the failure of one or more entities to provide the expected services, provide them on a timely basis or to provide them at the prices we expect may have a material adverse effect on our results of operations or financial condition.

Item 1B.  Unresolved Staff Comments.

As of the filing of this annual report on Form 10-K, there were no unresolved comments from the Staff of the Securities and Exchange Commission.

Item 2.  Properties.

The following table sets forth our principal owned and leased manufacturing, assembly, research and development and distribution facilities as of August 14, 2009.  The leases expire at various times through 2026 subject to certain renewal options.

Location	Use	Approximate Square Footage

The Americas
Blaine, Minnesota (owned)	Manufacturing and R&D	275,000
Blaine, Minnesota (leased)	Distribution	126,000
Oakland, New Jersey (leased)	Manufacturing	148,000
Hauppauge, New York (leased)	Manufacturing / Assembly	140,000
Melville, New York (owned)	Manufacturing	353,000
Melville, New York (owned)	R&D	134,000
Yaphank, New York (leased)	Manufacturing / Assembly	230,000
Bristol, Pennsylvania (leased)	Manufacturing	67,000
Bristol, Pennsylvania (leased)	Distribution	243,000
Bristol, Pennsylvania (leased)	Distribution	243,000
Trevose, Pennsylvania (leased)	Manufacturing / Assembly	140,000
Agincourt, Ontario, Canada (owned)	Manufacturing	96,000
Markham, Ontario, Canada (leased)	Manufacturing	58,000
Markham, Ontario, Canada (leased)	R&D	26,000
Markham, Ontario, Canada (leased)	Manufacturing	79,000
Toronto, Ontario, Canada (leased)	Distribution	186,000

Europe, the Middle East & Africa
Oevel, Belgium (owned)	Manufacturing	113,000
Oevel, Belgium (leased)	Manufacturing and R&D	70,000
Oevel, Belgium (leased)	Distribution	100,000
Madrid, Spain (leased)	Distribution	90,000
Lachen, Switzerland (owned)	Manufacturing	53,000
Lachen, Switzerland (owned)	Distribution	125,000
Hampshire, United Kingdom (leased)	Distribution	203,000
Petersfield, United Kingdom (owned)	Manufacturing	225,000

Asia/Pacific
Shanghai, China (leased)	Distribution and R&D	57,000
Tokyo, Japan (leased)	Distribution and R&D	147,600
Tanjong Penjuru, Singapore (leased)	Distribution	56,000

We own, lease and occupy numerous offices, assembly and distribution facilities and warehouses in the United States and abroad.  We consider our properties to be generally in good condition and believe that our facilities are adequate for our operations and provide sufficient capacity to meet anticipated requirements.  We lease approximately 280,000 square feet of rentable space for our principal offices in New York, New York and own an office building of approximately 57,000 square feet in Melville, New York.  As of August 14, 2009, we operated 698 freestanding retail stores, including 17 for the Estée Lauder brand, 35 for Clinique, 131 for Origins, 242 for M•A•C, 138 for Aveda, 9 for Bobbi Brown, 26 for Jo Malone, 2 for Bumble and bumble, 1 for Good Skin™ and 97 multi-brand stores.

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

No matters were submitted to a vote of security holders during the quarter ended June 30, 2009.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant’s Common Equity and Related Stockholder Matters

Our Class A Common Stock is publicly traded on the New York Stock Exchange under the symbol “EL.”  The following table shows the high and low sales prices as reported on the New York Stock Exchange Composite Tape and the cash dividends per share declared in fiscal 2009 and fiscal 2008:

	Fiscal 2009			Fiscal 2008
	High	Low	Cash Dividends	High	Low	Cash Dividends

First Quarter	$54.75	$40.75	$—	$47.98	$38.41	$—
Second Quarter	50.89	24.24	.55	47.05	39.47	.55
Third Quarter	32.83	19.81	—	46.66	37.03	—
Fourth Quarter	37.00	24.03	—	49.43	43.83	—

Fiscal Year	54.75	19.81	$.55	49.43	37.03	$.55

We expect to continue the payment of cash dividends in the future, but there can be no assurance that the Board of Directors will continue to declare them.  In November 2008 and 2007, the Board of Directors declared an annual dividend of $.55, which was paid in December 2008 and 2007, respectively.

As of August 14, 2009, there were approximately 3,056 record holders of Class A Common Stock and 21 record holders of Class B Common Stock.

Share Repurchase Program

We are authorized by the Board of Directors to repurchase up to 88.0 million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  As of June 30, 2009, the cumulative total of acquired shares pursuant to the authorization was 65.3 million, reducing the remaining authorized share repurchase balance to 22.7 million.  During fiscal 2009, we purchased approximately 1.2 million shares pursuant to the authorization for $55.3 million as outlined in the following table:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
July 2008	674,700		$43.79	674,700	23,266,841
August 2008	198,700		$44.50	198,700	23,068,141
September 2008	367,261	(2)	$50.70	333,709	22,734,432
October 2008	160,550	(3)	$34.95	—	22,734,432
November 2008	—		—	—	22,734,432
December 2008	—		—	—	22,734,432
January 2009	—		—	—	22,734,432
February 2009	—		—	—	22,734,432
March 2009	—		—	—	22,734,432
April 2009	—		—	—	22,734,432
May 2009	—		—	—	22,734,432
June 2009	—		—	—	22,734,432
Year-to-date	1,401,211		$44.69	1,207,109	22,734,432

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

During the three months ended June 30, 2009, no holders of Class B Common Stock converted such shares into Class A Common Stock.

Item 6.  Selected Financial Data.

The table below summarizes selected financial information.  For further information, refer to the audited consolidated financial statements and the notes thereto beginning on page F-1 of this report.

	Year Ended or at June 30
	2009 (a)	2008	2007	2006(b)	2005(c)
	(In millions, except per share data)
Statement of Earnings Data:
Net sales	$7,323.8	$7,910.8	$7,037.5	$6,463.8	$6,280.0
Gross profit	5,442.2	5,914.0	5,262.7	4,777.2	4,677.2
Operating income	418.4	810.7	749.9	619.6	726.8
Interest expense, net (d)	75.7	66.8	38.9	23.8	13.9
Earnings before income taxes, minority interest, discontinued operations and accounting change	342.7	743.9	711.0	595.8	712.9
Provision for income taxes	115.9	259.9	255.2	259.7	293.7
Minority interest, net of tax	(8.4)	(10.2)	(7.1)	(11.6)	(9.3)
Net earnings from continuing operations	218.4	473.8	448.7	324.5	409.9
Discontinued operations, net of tax (e)	—	—	0.5	(80.3)	(3.8)
Net earnings	218.4	473.8	449.2	244.2	406.1
Cash Flow Data:
Net cash flows provided by operating activities	$696.0	$690.1	$661.6	$709.8	$478.1
Net cash flows used for investing activities	(339.5)	(478.5)	(373.8)	(303.2)	(237.0)
Net cash flows provided by (used for) financing activities	125.8	(78.1)	(411.6)	(594.6)	(300.4)
Per Share Data:
Net earnings per common share from continuing operations (e):
Basic	$1.11	$2.44	$2.20	$1.51	$1.82
Diluted	$1.10	$2.40	$2.16	$1.49	$1.80
Net earnings per common share:
Basic	$1.11	$2.44	$2.20	$1.14	$1.80
Diluted	$1.10	$2.40	$2.16	$1.12	$1.78
Weighted average common shares outstanding (f):
Basic	196.3	193.9	204.3	215.0	225.3
Diluted	197.7	197.1	207.8	217.4	228.6
Cash dividends declared per common share	$.55	$.55	$.50	$.40	$.40
Balance Sheet Data:
Working capital	$1,453.3	$1,088.0	$738.7	$738.7	$804.9
Total assets	5,176.6	5,011.2	4,125.7	3,784.1	3,885.8
Total debt (d)	1,421.4	1,196.9	1,088.5	521.5	714.7
Stockholders’ equity (f)	1,640.0	1,653.2	1,199.0	1,622.3	1,692.8

(a) Fiscal 2009 results included $61.7 million, after tax, or $.31 per diluted share related to total charges associated with restructuring activities.

(b) Fiscal 2006 results included $93.0 million, after tax, or $.43 per diluted share in special charges related to our cost savings initiative and tax-related matters.  Included in the charges was an operating expense charge of $92.1 million, equal to $.27 per diluted common share related to the cost savings initiative.  The results also included a special tax charge related to a settlement with the Internal Revenue Service regarding an examination of our consolidated Federal income tax returns for fiscal years 1998 through 2001, and represents the aggregate earnings impact of the settlement through fiscal 2006.  The settlement resulted in an increase to our fiscal 2006 income tax provision and a corresponding decrease in fiscal 2006 net earnings of approximately $46 million, or approximately $.21 per diluted common share.  During the fourth quarter of fiscal 2006, we completed the repatriation of foreign earnings through intercompany dividends under the provisions of the American Jobs Creation Act of 2004 (the “AJCA”).  In connection with the repatriation, we updated the computation of the related aggregate tax impact, resulting in a favorable adjustment of approximately $11 million, or approximately $.05 per diluted common share, to our initial tax charge of $35 million recorded in fiscal 2005.  The tax settlement, coupled with the AJCA favorable tax adjustment, resulted in a net increase to our fiscal 2006 income tax provision and a corresponding decrease in fiscal 2006 net earnings of approximately $35 million, or approximately $.16 per diluted common share.

(c) In the fourth quarter of fiscal 2005, we announced plans to repatriate approximately $690 million of foreign earnings in fiscal year 2006, which included $500 million of extraordinary intercompany dividends under the provisions of the AJCA.  This action resulted in an aggregate tax charge of approximately $35 million in our fiscal year ended June 30, 2005, which included an incremental tax charge of approximately $28 million, equal to $.12 per diluted common share.

(d) In November 2008, we issued and sold $300.0 million of 7.75% Senior Notes due November 1, 2013 in a public offering.  We used the net proceeds of this offering to repay then-outstanding commercial paper balances upon their maturity.  In May 2007, we issued and sold $300.0 million of 5.55% Senior Notes due May 15, 2017 and $300.0 million of 6.00% Senior Notes, due May 15, 2037 in a public offering.  We used the net proceeds of this offering to repay long-term commercial paper, which was used to fund our accelerated stock repurchase program, and to pay transaction fees and expenses related to this offering.

(e) In April 2006, we completed the sale of certain assets and operations of the reporting unit that marketed and sold Stila brand products.  As a result, all consolidated statements of earnings information in the consolidated financial statements and footnotes for all periods presented have been restated for comparative purposes to reflect those reporting units as discontinued operations.

(f) During fiscal 2007, we repurchased 22,461,642 shares of our outstanding common stock, of which 15,960,842 shares were purchased for $750.0 million through an accelerated stock repurchase program with a financial counterparty.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition at June 30, 2009 and our results of operations for the three fiscal years ended June 30, 2009 are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These judgments can be subjective and complex and, consequently, actual results could differ from those estimates.  Our most critical accounting policies relate to revenue recognition, inventory, pension and other post-retirement benefit costs, goodwill and other indefinite-lived intangible assets, income taxes and derivatives.

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

Revenues are reported on a net sales basis, which is computed by deducting from gross sales the amount of actual product returns received, discounts, incentive arrangements with retailers and an amount established for anticipated product returns.  Our practice is to accept product returns from retailers only if properly requested, authorized and approved.  In accepting returns, we typically provide a credit to the retailer against accounts receivable from that retailer.  As a percentage of gross sales, returns were 4.4%, 4.4% and 4.2% in fiscal 2009, 2008 and 2007, respectively.

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

In the ordinary course of business, we have established an allowance for doubtful accounts and customer deductions based upon the evaluation of accounts receivable aging, specific exposures and historical trends.  Our allowance for doubtful accounts and customer deductions is a subjective critical estimate that has a direct impact on reported net earnings.  The allowance for doubtful accounts was $41.4 million and $26.3 million as of June 30, 2009 and 2008, respectively.  The allowance for doubtful accounts was reduced by $14.1 million, $10.2 million and $18.2 million for customer deductions and write-offs in fiscal 2009, 2008 and 2007, respectively, and increased by $29.2 million, $13.2 million and $14.4 million for additional provisions in fiscal 2009, 2008 and 2007, respectively.

Inventory

We state our inventory at the lower of cost or fair market value, with cost being determined on the first-in, first-out (FIFO) method.  We believe FIFO most closely matches the flow of our products from manufacture through sale.  The reported net value of our inventory includes saleable products, promotional products, raw materials and componentry and work in process that will be sold or used in future periods.  Inventory cost includes raw materials, direct labor and overhead, as well as inbound freight.  Manufacturing overhead is allocated to the cost of inventory based on the normal production capacity.  Unallocated overhead during periods of abnormally low production levels are recognized as cost of sales in the period in which they are incurred.

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

The amounts needed to fund future payouts under these plans are subject to numerous assumptions and variables.  Certain significant variables require us to make assumptions that are within our control such as an anticipated discount rate, expected rate of return on plan assets and future compensation levels.  We evaluate these assumptions with our actuarial advisors and select assumptions that we believe reflect the economics underlying our pension and post-retirement obligations.  While we believe these assumptions are within accepted industry ranges, an increase or decrease in the assumptions or economic events outside our control could have a direct impact on reported net earnings.

The discount rate for each plan used for determining future net periodic benefit cost is based on a review of highly rated long-term bonds.  For fiscal 2009, we used a discount rate for our Domestic Plans of 6.75% and varying rates on our international plans of between 2.00% and 9.00%.  The discount rate for our Domestic Plans is based on a bond portfolio that includes only long-term bonds with an Aa rating, or equivalent, from a major rating agency.  We believe the timing and amount of cash flows related to the bonds included in this portfolio is expected to match the estimated defined benefit payment streams of our Domestic Plans.  For fiscal 2009, we used an expected return on plan assets of 7.75% for our U.S. Qualified Plan and varying rates of between 3.25% and 9.00% for our international plans.  In determining the long-term rate of return for a plan, we consider the historical rates of return, the nature of the plan’s investments and an expectation for the plan’s investment strategies.  The U.S. Qualified Plan asset allocation as of June 30, 2009 was approximately 32% equity investments, 51% debt securities and 17% other investments.  The asset allocation of our combined international plans as of June 30, 2009 was approximately 19% equity investments, 59% debt securities and 22% other investments.  The difference between actual and expected return on plan assets is reported as a component of accumulated other comprehensive income.  Those gains/losses that are subject to amortization over future periods will be recognized as a component of the net periodic benefit cost in such future periods.  For fiscal 2009, our pension plans had actual negative return on assets of $60.5 million as compared with expected return on assets of $52.2 million, which resulted in a net deferred loss of $112.7 million, of which approximately $48 million is currently subject to be amortized over periods ranging from approximately 4 to 22 years.  The actual negative return on assets was primarily related to the performance of equity markets during the past fiscal year.

A 25 basis-point change in the discount rate or the expected rate of return on plan assets would have had the following effect on fiscal 2009 pension expense:

(In millions)	25 Basis-Point Increase	25 Basis-Point Decrease

Discount rate	$(1.5)	$2.4
Expected return on assets	$(1.9)	$1.9

Our post-retirement plans are comprised of health care plans that could be impacted by health care cost trend rates, which may have a significant effect on the amounts reported.  A one-percentage-point change in assumed health care cost trend rates for fiscal 2009 would have had the following effects:

(In millions)	One-Percentage-Point Increase	One-Percentage-Point Decrease

Effect on total service and interest costs	$1.2	$(1.1)
Effect on post-retirement benefit obligations	$8.8	$(8.4)

For fiscal 2010, we are using a discount rate for the Domestic Plans of 6.50% and varying rates for our international plans of between 1.75% and 8.75%.  We are using an expected return on plan assets of 7.75% for the U.S. Qualified Plan and varying rates for our international pension plans of between 2.75% and 8.75%.  The net change in these assumptions from those used in fiscal 2009 will result in an increase in pension expense of approximately $1.5 million in fiscal 2010.  We will continue to monitor the market conditions relative to these assumptions and adjust them accordingly.

Goodwill, Intangible Assets and Other Long-Lived Assets

Goodwill is calculated as the excess of the cost of purchased businesses over the fair value of their underlying net assets.  Other indefinite-lived intangible assets principally consist of trademarks.  Goodwill and other indefinite-lived intangible assets are not amortized.

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

Testing goodwill for impairment requires us to estimate fair values of reporting units using significant estimates and assumptions.  The assumptions made will impact the outcome and ultimate results of the testing.  We use industry accepted valuation models and set criteria that are reviewed and approved by various levels of management and, in certain instances, we engage third-party valuation specialists to advise us.  To determine fair value of the reporting unit, we generally use an equal weighting of the income and market approaches.  In certain circumstances, equal weighting will not be applied if one of these methods may be less reliable (e.g., only the income approach would be used for reporting units with existing negative margins).  We believe both approaches are equally relevant and the most reliable indications of fair value because the fair value of product or service companies is more dependent on the ability to generate earnings than on the value of the assets used in the production process.

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

The key estimates and factors used in these two approaches include, but are not limited to, revenue growth rates and profit margins based on internal forecasts, terminal value, the weighted-average cost of capital used to discount future cash flows and comparable market multiples.  The fiscal 2009 compound annual growth rate of sales for the first eight years of our projections ranged between 6% and 19% with the higher growth rates in those reporting units that start with the smallest base in fiscal 2009.  The fiscal 2008 compound annual growth rate of sales for the first five years of our projections ranged between 10% and 21% with the higher growth rates in those reporting units that start with the smallest base in fiscal 2008.  For reporting units with positive earnings, growth in the corresponding earnings before interest and taxes ranged from 6% to 46% in fiscal 2009 as compared with 10% to 31% in fiscal 2008.  The terminal growth rates were projected at 3% after eight years in fiscal 2009 as compared with 3% after five years in fiscal 2008, which reflects our estimate of long term market and gross domestic product growth.  The weighted-average cost of capital used to discount future cash flows ranged from 11% to 17% in fiscal 2009 as compared with 10% to 15% in fiscal 2008.  The range of market multiples used in our fiscal 2009 impairment testing was from 2 to 3 times trailing-twelve-month sales and 10 times trailing-twelve-month earnings before interest, taxes and depreciation and amortization.  The range of market multiples used in our fiscal 2008 impairment testing was from 2 to 3 times trailing-twelve-month sales and 11 to 14 times trailing-twelve-month earnings before interest, taxes and depreciation and amortization.  Future changes in these estimates and assumptions could materially affect the results of our reviews for impairment of goodwill.  However, a decrease of 30 basis points in our terminal growth rate or an increase of 30 basis points in our weighted-average cost of capital would still result in a fair value calculation exceeding our book value for each of our reporting units.  Changes in the valuation assumptions from those used in the prior year primarily reflect the impact of the current economic environment on the reporting units and their projected future results of operations.

To determine fair value of other indefinite-lived intangible assets, we use an income approach, the relief-from-royalty method.  This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset.  Other indefinite-lived intangible assets’ fair values require significant judgments in determining both the assets’ estimated cash flows as well as the appropriate discount and royalty rates applied to those cash flows to determine fair value.  Changes in such estimates or the application of alternative assumptions could produce significantly different results.

We review other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  When such events or changes in circumstances occur, a recoverability test is performed comparing projected undiscounted cash flows from the use and eventual disposition of an asset or asset group to its carrying value.  If the projected undiscounted cash flows are less than the carrying value, an impairment would be recorded for the excess of the carrying value over the fair value, which is determined by discounting future cash flows.

As the duration and magnitude of the volatility of the current economic conditions remain uncertain, we will continue to monitor and evaluate the potential impact on our business and on our interim and annual impairment testing.  Accordingly, it is possible that we would recognize an impairment charge in the future with respect to goodwill, intangible assets and other long-lived assets.

Income Taxes

We account for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns.  As of June 30, 2009, we have current net deferred tax assets of $202.7 million and non-current net deferred tax assets of $156.0 million.  The net deferred tax assets assume sufficient future earnings for their realization, as well as the continued application of currently anticipated tax rates.  Included in net deferred tax assets is a valuation allowance of $23.5 million for deferred tax assets, where management believes it is more-likely-than-not that the deferred tax assets will not be realized in the relevant jurisdiction.  Based on our assessments, no additional valuation allowance is required.  If we determine that a deferred tax asset will not be realizable, an adjustment to the deferred tax asset will result in a reduction of net earnings at that time.

We provide tax reserves for Federal, state, local and international exposures relating to periods subject to audit.  The development of reserves for these exposures requires judgments about tax issues, potential outcomes and timing, and is a subjective critical estimate.  We assess our tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting dates.  For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a tax authority that has full knowledge of all relevant information.  For those tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.  We classify applicable interest and penalties as a component of the provision for income taxes.  Although the outcome relating to these exposures is uncertain, in management’s opinion adequate provisions for income taxes have been made for estimable potential liabilities emanating from these exposures.  In certain circumstances, the ultimate outcome of exposures and risks involves significant uncertainties which render them inestimable.  If actual outcomes differ materially from these estimates, they could have a material impact on our results of operations.

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

Our derivative financial instruments are recorded as either assets or liabilities on the balance sheet and measured at fair value.  All derivatives outstanding as of June 30, 2009 are (i) designated as a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair-value” hedge), (ii) designated as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“foreign currency cash-flow” hedge), or (iii) not designated as a hedging instrument.  Changes in the fair value of a derivative that is designated and qualifies as a fair-value hedge that is highly effective are recorded in current-period earnings, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments).  Changes in the fair value of a derivative that is designated and qualifies as a foreign currency cash-flow hedge of a foreign-currency-denominated forecasted transaction that is highly effective are recorded in other comprehensive income (loss) (“OCI”).  Gains and losses deferred in OCI are then recognized in current-period earnings when earnings are affected by the variability of cash flows of the hedged foreign-currency-denominated forecasted transaction (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings).  Changes in the fair value of derivative instruments not designated as hedging instruments are reported in current-period earnings.

For a discussion on the quantitative impact of market risks related to our derivative financial instruments, refer to “Liquidity and Capital Resources — Market Risk.”

Quantitative Analysis

During the three-year period ended June 30, 2009 there have not been material changes in the assumptions underlying these critical accounting policies, nor to the related significant estimates.  The results of our business underlying these assumptions have not differed significantly from our expectations.

While we believe that the estimates that we have made are proper and the related results of operations for the period are presented fairly in all material respects, other assumptions could reasonably be justified that would change the amount of reported net sales, cost of sales, operating expenses or our provision for income taxes as they relate to the provisions for anticipated sales returns, allowance for doubtful accounts, inventory obsolescence reserve and income taxes.  For fiscal 2009, had these estimates been changed simultaneously by 2.5% in either direction, our reported gross profit would have increased or decreased by approximately $5.0 million, operating expenses would have changed by approximately $1.0 million and the provision for income taxes would have increased or decreased by approximately $2.9 million.  The collective impact of these changes on operating income, net earnings and net earnings per diluted common share would be an increase or decrease of approximately $6.0 million, $8.9 million and $.04, respectively.

RESULTS OF OPERATIONS

Overview

Global economic challenges and uncertainties have had a significant impact on our business during fiscal 2009.  These challenges and uncertainties have negatively affected consumer demand, which is having an adverse impact on our customers that are retailers as well as on our own retail stores.  These events have led to significant retailer destocking and changes in their ordering patterns for the products that we sell, which has contributed to the overall decline in our results of operations during this year.

In the Americas region, the U.S. department store channel experienced a very soft retail environment, which deteriorated beyond our expectations.  While our business continues to suffer from lower store traffic and destocking, we believe that we gained share in the skin care category at U.S. department stores with the help of positive consumer response to new product offerings and gift sets.  Net sales results in alternative channels were generally mixed.  Trends at our freestanding retail stores followed those in department stores while sales of our products online and via direct response television (“DRTV”) continued to grow.

Global economic uncertainty has also impacted our business in Europe, the Middle East & Africa.  Net sales in many of our key markets declined during fiscal 2009.  Our business was also impacted by retailer destocking and tighter working capital management.  Sales and profits in our travel retail business fell sharply due to a slowdown in passenger traffic, retailer destocking and the impact of weaker currencies.

At this time, our business in the Asia/Pacific region has been least affected by the global financial crisis, with net sales rising double digits in several countries, although growth in the region has slowed overall including in Japan, our largest market there.  Net sales in China grew at a faster pace than in the other countries in the region as we continue our expansion in this emerging market.  Strong constant currency net sales increases in Korea were offset by the weakness of the Korean won.  Despite the overall net sales increase in this region, growth has been tempered by a softer retail environment.

In addition to the ongoing global financial crisis, our business has been negatively impacted by changes in foreign currency exchange rates caused by the dramatic strengthening of the U.S. dollar during fiscal 2009.  If the U.S. dollar strengthens, there would be an adverse impact on our future results.

We are taking actions to mitigate the impact of these economic conditions.  We believe that the best way to increase stockholder value is to provide our customers and consumers with the products and services that they have come to expect from us in the most efficient and profitable manner while recognizing their changing shopping habits.  To achieve our goal to be the global leader in prestige beauty, we are implementing a long-term strategy to guide the Company through fiscal 2013.  The plan has numerous initiatives across regions, product categories, brands and functions that are designed to leverage our strengths, make us more cost efficient and grow our sales.

As part of our strategy, we plan to shift our category mix towards higher margin categories with greater global growth potential.  Skin care, our most profitable category, is a strategic priority for our innovation and investment spending, particularly in the Asia/Pacific region.  We also plan to strengthen our geographic presence by seeking share growth in large, image-building cities within core markets such as the United States, the United Kingdom, France, Italy and Japan.  In addition, we will continue to prioritize efforts to expand our presence and accelerate share growth in emerging markets such as China, Russia, the Middle East and Eastern Europe.  While we expect the retail environment in North America to continue to be challenging, we recognize the need to restore profitable growth in our traditional department store channel.  We have recently implemented changes to reshape our organization to meet the needs of the changing retail landscape.  Internationally, we plan to achieve profitable growth in European perfumeries and pharmacies and in department stores in Asia, while accentuating our makeup and skin care initiatives to boost our travel retail business.  In addition, we will continue our efforts to grow our business online and through DRTV.  To optimize our portfolio, we will focus on improving our margins and share in our distribution channels.  We plan to re-energize certain of our brands through the introduction of products that feature advances in research and technology.  At the same time, we will be investing in initiatives to incubate and develop next generation products and brands, as well as evaluating the viability of certain existing brands and products.  We intend to leverage our regional organizations to increase effectiveness and efficiencies while utilizing strategic partnerships, alliances and licensing to build scale in research and development, distribution and third party manufacturing.

Charges Associated with Restructuring Activities

In an effort to drive down costs and achieve synergies within our organization, in February 2009, we announced the implementation of a multi-faceted cost savings program (the “Program”) to position the Company to achieve long-term profitable growth.  We anticipate the Program will result in related restructuring and other special charges in fiscal 2009 and over the next few fiscal years totaling between $350 million and $450 million before taxes.  We expect that the implementation of this Program, combined with other on-going cost savings efforts, will result in savings of approximately $450 million to $550 million (beginning with approximately $175 million to $200 million in fiscal 2010) including the reduction of certain costs relative to an assumed normalized spending pattern.  Our long-range forecast for operating margin reflects these anticipated savings, net of strategic reinvestments.

The Program focuses on a redesign of our organizational structure in order to integrate the Company in a more cohesive way and operate more globally across brands and functions.  The principal aspect of the Program is the reduction of the workforce by approximately 2,000 employees.  Specific actions taken during fiscal 2009 included:

•                  Resize and Reorganize the Organization — We began our realignment and optimization of our organization to better leverage scale, improve productivity and reduce complexity in each region and across various functions.  This included reduction of the workforce, which occurred through the consolidation of certain functions through a combination of normal attrition and job eliminations, and a rationalization of manufacturing capacity via the scheduled closure of one of our manufacturing and assembly plants.

•                  Exit Unprofitable Operations — To improve the profitability in certain of our brands and regions, we have selectively exited certain channels of distribution, categories and markets.  In doing so, we incurred costs to reduce workforce, terminate contracts, write off fixed assets and discontinue certain product lines and stock-keeping units.

•                  Outsourcing — In order to balance the growing need for information technology support with our efforts to provide the most efficient and cost effective solutions, we initiated the outsourcing of certain information technology processes.  We incurred costs to eliminate certain related headcount and to transition services to an outsource provider.

For the year ended June 30, 2009, aggregate restructuring charges of $70.3 million were recorded in our consolidated statements of earnings related to the Program.  These charges primarily reflected employee-related costs, asset write-offs, contract terminations and other exit costs.

The following table presents the restructuring activity as of and for the year ended June 30, 2009 under the Program:

	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Charges	$60.9	$4.2	$3.4	$1.8	$70.3
Cash payments	(7.5)	—	(0.5)	(1.6)	(9.6)
Non-cash write-offs	—	(4.2)	—	—	(4.2)
Translation adjustments	0.6	—	—	—	0.6
Other adjustments	(2.4)	—	—	—	(2.4)
Balance at June 30, 2009	$51.6	$—	$2.9	$0.2	$54.7

Accrued restructuring charges at June 30, 2009 are expected to result in cash expenditures funded from cash provided by operations of approximately $48 million, $6 million and $1 million in fiscal 2010, 2011 and 2012, respectively.

The total amount of restructuring charges incurred plus other initiatives approved through June 30, 2009, include approximately $75 million for employee-related costs, approximately $6 million in asset write-offs and approximately $8 million of contract terminations and other exit costs.

We incurred other special charges in connection with the implementation of the Program for the year ended June 30, 2009 of $10.1 million related to consulting, other professional services, and accelerated depreciation.  The total amount of other special charges expected to be incurred to implement these initiatives, including those incurred through June 30, 2009, is approximately $36 million.  In addition to the other special charges, we recorded $8.1 million reflecting sales returns (less a related cost of sales of $1.2 million) and a write-off of inventory associated with exiting unprofitable operations of $8.0 million.

During the year ended June 30, 2009, we recorded a gain of $3.6 million related to excess accruals that were recorded as other special charges in prior years.

Total charges associated with restructuring activities included in operating income for the year ended June 30, 2009 were $91.7 million.

While our business strategies are designed to strengthen the Company over the long-term, we believe the uncertainty about future market conditions, consumer spending patterns and the financial strength of some of our retail customers, coupled with retailer destocking and tighter working capital management, will continue to negatively affect our net sales and operating results.  In line with our strategic plan, we will continue to seek ways to contain costs and reduce our inventory levels.

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories which are distributed in over 140 countries and territories.  The following table is a comparative summary of operating results from continuing operations for fiscal 2009, 2008 and 2007 and reflects the basis of presentation described in Note 2 and Note 20 to the Notes to Consolidated Financial Statements for all periods presented.  Products and services that do not meet our definition of skin care, makeup, fragrance and hair care have been included in the “other” category.

	Year Ended June 30
	2009	2008	2007
	(In millions)
NET SALES
By Region:
The Americas	$3,421.2	$3,711.5	$3,560.9
Europe, the Middle East & Africa	2,611.3	3,006.7	2,493.4
Asia/Pacific	1,299.4	1,192.6	983.2
Returns associated with restructuring activities	(8.1)	—	—
	$7,323.8	$7,910.8	$7,037.5

By Product Category:
Skin Care	$2,886.0	$2,996.8	$2,601.0
Makeup	2,830.9	3,000.4	2,712.7
Fragrance	1,150.9	1,432.0	1,308.6
Hair Care	402.4	427.1	377.1
Other	61.7	54.5	38.1
Returns associated with restructuring activities	(8.1)	—	—
	$7,323.8	$7,910.8	$7,037.5

OPERATING INCOME (LOSS)
By Region:
The Americas	$115.2	$228.3	$336.4
Europe, the Middle East & Africa	229.7	433.1	321.4
Asia/Pacific	165.2	149.7	93.2
Total charges associated with restructuring activities	(91.7)	(0.4)	(1.1)
	$418.4	$810.7	$749.9

By Product Category:
Skin Care	$294.1	$405.6	$341.5
Makeup	279.8	359.4	339.3
Fragrance	(60.8)	36.2	28.1
Hair Care	1.1	11.5	42.5
Other	(4.1)	(1.6)	(0.4)
Total charges associated with restructuring activities	(91.7)	(0.4)	(1.1)
	$418.4	$810.7	$749.9

The following table presents certain consolidated earnings data as a percentage of net sales:

	Year Ended June 30
	2009	2008	2007

Net sales	100.0%	100.0%	100.0%
Cost of sales	25.7	25.2	25.2
Gross profit	74.3	74.8	74.8

Operating expenses:
Selling, general and administrative	66.7	64.3	64.0
Restructuring and other special charges	1.0	0.0	0.0
Goodwill impairment	0.2	—	0.1
Impairment of intangible and other long-lived assets	0.7	0.2	0.0
	68.6	64.5	64.1

Operating income	5.7	10.3	10.7
Interest expense, net	1.0	0.9	0.6

Earnings before income taxes, minority interest and discontinued operations	4.7	9.4	10.1
Provision for income taxes	1.6	3.3	3.6
Minority interest, net of tax	(0.1)	(0.1)	(0.1)

Net earnings from continuing operations	3.0	6.0	6.4
Discontinued operations, net of tax	—	—	0.0
Net earnings	3.0%	6.0%	6.4%

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

Fiscal 2009 as Compared with Fiscal 2008

NET SALES

Net sales decreased 7%, or $587.0 million, to $7,323.8 million, reflecting declines in each of our major product categories.  Net sales decreases in Europe, the Middle East & Africa and the Americas reflected customer destocking in all of our major product categories.  These declines were partially offset by growth in Asia/Pacific.  Excluding the $389.4 million impact of foreign currency translation, net sales decreased 2%.  The following discussions of Net Sales by Product Categories and Geographic Regions exclude the impact of returns associated with restructuring activities of $8.1 million incurred in fiscal 2009.  We believe the following analysis of net sales better reflects the manner in which we conduct and view our business.

Product Categories

Skin Care

Net sales of skin care products decreased 4%, or $110.8 million, to $2,886.0 million, primarily reflecting declines in net sales from our heritage brands.  Despite the difficult economic environment and the unfavorable impact of foreign currency translation, we continued to enhance select product lines to address the needs of our consumers.  The recent launches of Perfectionist [CP+] Wrinkle Lifting Serum and the new Time Zone line of moisturizing products from Estée Lauder and Superdefense SPF 25 Age Defense Moisturizer and Youth Surge SPF 15 Age Decelerating Moisturizer from Clinique contributed incremental sales of approximately $181 million, combined.  While these new product launches contributed favorably to the category, they were partially offset by lower sales from other existing products in the Perfectionist, Idealist and Re-Nutriv lines from Estée Lauder and the Superdefense and Repairwear lines from Clinique of approximately $163 million, combined.  Net sales of most other product lines in this category also experienced declines, particularly in Europe, the Middle East & Africa and the Americas, partially offset by double-digit growth in Asia/Pacific.  Excluding the impact of foreign currency translation, skin care net sales increased 2%.

Makeup

Makeup net sales decreased 6%, or $169.5 million, to $2,830.9 million, primarily reflecting lower net sales from our heritage brands of approximately $162 million.  Lower net sales in the makeup product category also reflected a net decrease from our makeup artist brands of approximately $14 million, driven by the Americas region, partially offset by additional points of distribution internationally.  These declines were mitigated in part by recent product launches of reformulated Superfit Makeup and High Impact Lip Colour SPF 15 from Clinique, as well as Estée Lauder Signature Blush, which contributed incremental sales to the category of approximately $82 million, combined.  Excluding the impact of foreign currency translation, makeup net sales decreased 1%.

Fragrance

Net sales of fragrance products decreased 20%, or $281.1 million, to $1,150.9 million.  This decline was largely due to lower sales of designer fragrances, of which approximately $181 million was attributable to certain DKNY, Tommy Hilfiger and Sean John fragrances.  Also contributing to the decrease were lower sales of certain Estée Lauder and Clinique fragrances of approximately $132 million, combined.  The recent launches of Estée Lauder Sensuous, Hilfiger Men, the new DKNY Men fragrance and I Am King Sean John partially offset these declines by collectively contributing sales of approximately $88 million to the category.  Excluding the impact of foreign currency translation, fragrance net sales decreased 14%.

Hair Care

Hair care net sales decreased 6%, or $24.7 million, to $402.4 million, primarily reflecting a soft salon retail environment and a reduction in points of distribution in the United States.  Net sales were also negatively impacted as a result of the conclusion of a hotel amenities program in the third quarter of fiscal 2008.  These declines were partially offset by incremental sales of approximately $13 million from new products, such as Dry Remedy Shampoo and Conditioner and the Sun Care line of products from Aveda.  The category also benefited from improved sales of hair color products, as well as an increase in points of distribution outside of the United States, including the acquisition of an independent distributor in Australia.  Excluding the impact of foreign currency translation, hair care net sales decreased 3%.

Geographic Regions

Net sales in the Americas decreased 8%, or $290.3 million, to $3,421.2 million.  Lower net sales in the United States from our heritage and makeup artist brands as well as our hair care businesses contributed approximately $275 million to the decrease.  Net sales declines in Canada of approximately $36 million were partially offset by growth in Latin America of approximately $3 million.  Net sales in these markets reflected the adverse impact of the strengthening of the U.S. dollar.  Economic conditions in the Americas region, particularly in the department store channel, have negatively impacted our businesses.  Ongoing challenges faced by certain of our department store customers in the United States may continue to affect our net sales for the short and medium term.  Excluding the impact of foreign currency translation, net sales in the Americas decreased 7%.

In Europe, the Middle East & Africa, net sales decreased 13%, or $395.4 million, to $2,611.3 million, primarily reflecting the unfavorable impact of foreign currency translation.  Net sales decreases of approximately $323 million were driven by the United Kingdom, our travel retail business, Spain, France and Italy.  These performances reflected retailer destocking and tighter working capital management by certain key retailers.  Net sales in our travel retail business also declined due to a significant slowdown in passenger traffic and the impact of weaker currencies in certain key markets.  Partially offsetting these decreases were higher net sales of approximately $11 million in the Middle East and Israel.  Excluding the impact of foreign currency translation, net sales in Europe, the Middle East & Africa decreased 4%.

Net sales in Asia/Pacific increased 9%, or $106.8 million, to $1,299.4 million, reflecting higher net sales of approximately $109 million in China, Japan and Hong Kong.  Net sales growth in China and Hong Kong benefited from the launches of new skin care products while Japan’s increase was generated from the strengthening of the Japanese yen.  Partially offsetting these increases were lower net sales of approximately $13 million in Australia, New Zealand and Korea, reflecting the strengthening of the U.S. dollar against their respective local currencies.  Despite the overall net sales increase in this region, growth has been tempered by a softer retail environment.  Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 14%.

We believe the unfavorable global economic conditions will continue to adversely impact our financial performance.  We cannot predict with certainty the magnitude or duration of the impact or how it will vary across each of our geographic regions.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales increased to 25.7% as compared with 25.2% in the prior year.  This change reflected an increase in obsolescence charges of approximately 40 basis points, excess overhead costs that were not recovered due to lower production levels of approximately 30 basis points and the negative effect of exchange rates of approximately 20 basis points.  The increase in cost of sales margin also reflected the fiscal 2009 impact of charges associated with restructuring activities and an increase in the level and timing of promotional activities of approximately 10 basis points, each.  Partially offsetting these increases were favorable changes in the mix of our business and from other manufacturing variances of approximately 50 basis points and 10 basis points, respectively.

Since certain promotional activities are a component of sales or cost of sales and the timing and level of promotions vary with our promotional calendar, we have experienced, and expect to continue to experience, fluctuations in the cost of sales percentage.  In addition, future cost of sales mix may be impacted by the inclusion of new brands or channels of distribution which have margin and product cost structures different from those of our current mix of business.

OPERATING EXPENSES

Operating expenses increased to 68.6% of net sales as compared with 64.5% of net sales in the prior year.  In light of the current economic conditions, we continued to apply various cost-containment measures to maintain expenses in line with our business needs.  While the implementation of these initiatives helped reduce total operating expenses as compared with the prior year, the dramatic decline in net sales during fiscal 2009 was the principal factor that negatively impacted our operating expense margin.  In addition to the decline in net sales, operating expense margin increased by approximately 110 basis points due to charges associated with restructuring activities, as previously discussed.

During fiscal 2009, we evaluated our goodwill, intangible assets and other long-lived assets based upon certain triggering events as well as our annual impairment test of goodwill and other indefinite-lived intangible assets.  Inclusive of the impairment charges incurred during the third quarter of fiscal 2009, we recorded impairment charges of approximately $14 million related to goodwill, approximately $23 million related to trademarks with indefinite lives, approximately $17 million related to other amortizable intangible assets and approximately $9 million related to property, plant and equipment for the fiscal year ended June 30, 2009.  The principal factors that contributed to these impairment charges were lower than expected operating cash flow performance relative to the reporting unit and/or affected assets being tested and the impact of the current economic environment on their projected future results of operations.  Collectively, these charges resulted in an increase to our operating expense margin of approximately 90 basis points.  For further detailed discussion, refer to Note 4 and Note 5 to the Notes to the Consolidated Financial Statements.

Despite a reduction in actual selling, advertising, merchandising and sampling spending, operating expense margin increased by approximately 60 basis points driven by the decline in consumer demand in the current economic environment.  Changes in advertising, merchandising and sampling spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

Other factors that contributed to the increase in operating expense margin were higher costs of global information technology systems and infrastructure of approximately 50 basis points, net losses from foreign exchange transactions of approximately 40 basis points, and charges resulting from the degradation of the businesses of certain of our retail customers of approximately 20 basis points.

OPERATING RESULTS

Operating income decreased 48%, or $392.3 million, to $418.4 million.  Operating margin decreased to 5.7% of net sales as compared with 10.3% in the prior year, reflecting our lower gross margin and the increase in our operating expense margin as previously discussed.  The following discussions of Operating Results by Product Categories and Geographic Regions exclude the impact of total charges associated with restructuring activities of $91.7 million, or 1.3% of net sales.  We believe the following analysis of operating results better reflects the manner in which we conduct and view our business.

Product Categories

Fragrance operating results decreased over 100%, or $97.0 million, to an operating loss of $60.8 million primarily reflecting lower net sales of designer fragrance products and certain fragrances from our heritage brands as well as a charge for intangible asset impairment, which were partially offset by a reduction in selling, advertising, merchandising and sampling spending.  Hair care operating income decreased 90%, or $10.4 million, to $1.1 million primarily reflecting lower net sales and a charge for intangible asset impairment.  Skin care operating income decreased 27%, or $111.5 million, to $294.1 million and makeup operating income decreased 22%, or $79.6 million, to $279.8 million.  The reduced operating results for the skin care and makeup categories primarily reflected the decline in net sales and charges for goodwill, intangible asset and other long-lived asset impairments, as well as the majority of the impact of the excess overhead charge, loss from foreign exchange transactions and certain other operating expenses as described above.

Geographic Regions

Operating income in the Americas decreased 50%, or $113.1 million, to $115.2 million.  This decline reflected charges for goodwill, intangible asset and other long-lived asset impairments, the majority of the impact of the excess overhead charge and the charge related to the degradation of a certain retailer of approximately $66 million, combined.  Also contributing to the decline were lower sales experienced by the majority of our businesses in the region due to current economic conditions, partially offset by cost containment and contingency plan efforts.

In Europe, the Middle East & Africa, operating income decreased 47%, or $203.4 million, to $229.7 million.  This decrease primarily reflected lower results of approximately $156 million in our travel retail business, Spain, France, Russia, the United Kingdom and Italy, of which approximately $34 million related to charges for goodwill and intangible asset impairments and the degradation of certain retailers.

In Asia/Pacific, operating income increased 10%, or $15.5 million, to $165.2 million.  Most of our affiliates in this region experienced an increase despite a softer retail environment in certain countries.  Approximately $20 million of this increase was generated in Hong Kong, China, Korea and Japan.  Partially offsetting these improvements were lower results in Australia, Singapore and New Zealand of approximately $5 million, combined.

INTEREST EXPENSE, NET

Net interest expense was $75.7 million as compared with $66.8 million in the prior year.  Interest expense increased primarily due to higher average debt balances, which include an additional $300.0 million of senior notes issued in November 2008, partially offset by lower average interest rates on pre-existing borrowings.  In addition, interest income decreased primarily due to lower average investment rates.

PROVISION FOR INCOME TAXES

The provision for income taxes represents Federal, foreign, state and local income taxes.  The effective rate differs from statutory rates due to the effect of state and local income taxes, tax rates in foreign jurisdictions and certain nondeductible expenses.  Our effective tax rate will change from year to year based on recurring and non-recurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, state and local income taxes, tax audit settlements and the interaction of various global tax strategies.

The effective rate for income taxes for the year ended June 30, 2009 was 33.8% as compared with 34.9% in the prior year.  The decrease in the effective income tax rate of 110 basis points was primarily attributable to a favorable settlement with the Appeals Division of the IRS (560 basis points), partially offset by an increase in non-deductible expenses and an increase in state and local income tax expense (450 basis points).

NET EARNINGS

Net earnings as compared with fiscal 2008 decreased 54%, or $255.4 million, to $218.4 million and diluted net earnings per common share declined 54% from $2.40 to $1.10.  These results include the impact of total charges associated with restructuring activities of $61.7 million, after tax, or $.31 per diluted common share.

Fiscal 2008 as Compared with Fiscal 2007

NET SALES

Net sales increased 12%, or $873.3 million, to $7,910.8 million, reflecting net sales growth in all of our product categories within each geographic region.  Skin care, makeup and fragrance net sales increases were led by Europe, the Middle East & Africa while most of the net sales increase in hair care was achieved in the Americas.  The increase in net sales reflected our efforts to capitalize on growth opportunities internationally.  Excluding the impact of foreign currency translation, net sales increased 8%.

Product Categories

Skin Care

Net sales of skin care products increased 15%, or $395.8 million, to $2,996.8 million.  This growth reflected the launches of Idealist Pore Minimizing Skin Refinisher, Cyber White EX and Hydra Bright Skin Tone Perfecting Moisturizers from Estée Lauder.  Also contributing to the growth were the recent launches of products in the Acne Solutions Clear Skin System, Redness Solutions and Even Better Skin Tone Corrector from Clinique as well as The Eye Concentrate and The Moisturizing Gel Cream from La Mer.  Collectively, these new products resulted in incremental sales of approximately $215 million.  Net sales increases from Re-Nutriv and Resilience Lift Extreme Ultra Firming products from Estée Lauder, products in Clinique’s 3-Step Skin Care System and Repairwear line, and Tri-Aktiline™ Instant Deep Wrinkle Filler from Good Skin™ totaled approximately $80 million.  These improvements were partially offset by approximately $55 million of lower sales from certain other existing Idealist products and Perfectionist products from Estée Lauder.  Net sales of other new and existing products also significantly contributed to the growth.  Excluding the impact of foreign currency translation, skin care net sales increased 10%.

Makeup

Makeup net sales increased 11%, or $287.7 million, to $3,000.4 million reflecting growth from our makeup artist brands of approximately $194 million.  Also contributing to the growth were incremental sales from the launches of Estée Lauder Signature Hydra Lustre Lipstick, Double Wear Zero Smudge Mascara and Eyeliner from Estée Lauder, Supermoisture Makeup and Superbalm Moisturizing Gloss from Clinique, as well as higher sales of Double Wear Stay-In-Place Makeup from Estée Lauder of approximately $97 million, combined.  Partially offsetting these increases were lower sales of approximately $30 million of Pure Color Eyeshadow and High Gloss from Estée Lauder and Colour Surge Lipstick from Clinique.  Excluding the impact of foreign currency translation, makeup net sales increased 7%.

Fragrance

Net sales of fragrance products increased 9%, or $123.4 million, to $1,432.0 million.  The launches of Sean John Unforgivable Woman, Dreaming Tommy Hilfiger, Estée Lauder Pure White Linen Light Breeze, Estée Lauder pleasures delight and DKNY Delicious Night collectively contributed approximately $95 million to the growth in the category.  Higher sales of approximately $62 million of DKNY Be Delicious, Jo Malone and Tom Ford fragrances also contributed to the increase.  Lower sales of approximately $53 million of Tommy Girl by Tommy Hilfiger, DKNY Red Delicious Women and DKNY Be Delicious Men partially offset the growth in this product category.  Excluding the impact of foreign currency translation, fragrance net sales increased 5%.

Hair Care

Hair care net sales increased 13%, or $50.0 million, to $427.1 million, primarily due to the inclusion of the Ojon brand which was acquired at the end of July 2007, as well as growth from Aveda and Bumble and bumble.  Aveda net sales increases benefited from the launches of Smooth Infusion and Aveda Men Pure-Formance products, as well as the fiscal 2008 acquisition of an independent distributor.  Bumble and bumble net sales benefited from new points of distribution and increases from its hotel amenities program, which concluded in the fiscal 2008 third quarter.  Excluding the impact of foreign currency translation, hair care net sales increased 11%.

Geographic Regions

Net sales in the Americas increased 4%, or $150.6 million, to $3,711.5 million, primarily reflecting net sales growth in Canada and Latin America, as well as the addition of the Ojon brand, of approximately $98 million, combined.  Additional net sales increases of approximately $65 million were attributable to our designer fragrances business and our makeup artist and hair care brands in the United States.  Partially offsetting this growth was approximately $37 million related to weaknesses in certain of our heritage brands in the United States as a result of competitive pressures and challenges in the department store channel.  We believe that economic uncertainty in the United States has affected our business, particularly in the department store channel.  These challenges have been mitigated through sales in alternative channels, such as freestanding retail stores, Internet distribution, self-select distribution and direct-response television.  Excluding the impact of foreign currency translation, net sales in the Americas increased 3%.

All countries in Europe, the Middle East & Africa experienced net sales growth, which contributed to the increase in net sales of 21%, or $513.3 million, to $3,006.7 million, although net sales growth rates slowed in certain key countries.  This growth was led by our travel retail business and the United Kingdom, as well as in Russia, which benefited from our expansion in this market.  The results in this region were inclusive of an exchange rate benefit due to the weakening of the U.S. dollar of approximately $206 million.  Excluding the impact of foreign currency translation, net sales in Europe, the Middle East & Africa increased 12%.

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

COST OF SALES

Cost of sales as a percentage of total net sales was 25.2%, which is the same as in fiscal 2007.  Cost of sales as a percentage of net sales reflected a decrease in the level and timing of promotional activities of approximately 20 basis points and a positive effect of exchange rates of approximately 10 basis points.  Offsetting these improvements was an unfavorable change in the mix of our business, an increase in obsolescence charges, and employee-related charges designed to streamline certain business activities and achieve future cost savings of approximately 10 basis points, each.

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

OPERATING EXPENSES

Operating expenses increased to 64.5% of net sales as compared with 64.1% of net sales in the fiscal 2007.  The increase in operating expenses and operating expense margin reflected higher costs of global information technology systems and infrastructure of approximately 30 basis points.  An additional 20 basis points resulted from an increase in valuation reserves reflecting the diminishing likelihood of realizing value from a promissory note and convertible preferred stock received in connection with the divestiture of Stila in fiscal 2006.  We also recorded an increase in intangible asset amortization resulting from recent strategic acquisitions, as well as employee-related charges designed to streamline certain business activities and achieve future cost savings, of approximately 10 basis points each.  Operating expense margin in fiscal 2007 was adversely impacted by charges related to our pharmacy channel of approximately 40 basis points.

Changes in advertising, merchandising and sampling spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

OPERATING RESULTS

Operating income increased 8%, or $60.8 million, to $810.7 million as compared with fiscal 2007.  Operating margin declined to 10.3% of net sales as compared with 10.7% in fiscal 2007, reflecting our constant cost of sales margin and the increase in our operating expense margin, as previously discussed.

Product Categories

Fragrance operating income increased 29%, or $8.1 million, to $36.2 million, reflecting profitable international growth, partially offset by increased spending in support of designer fragrance products initiatives.  Skin care operating income increased 19%, or $64.1 million, to $405.6 million, primarily reflecting improved international results from certain of our heritage brands and net sales growth from La Mer products and Tri-AktilineTM Instant Deep Wrinkle Filler from Good SkinTM.  In addition, the fiscal 2007 results in this category reflected organizational costs of approximately $30 million, primarily related to our pharmacy channel in Europe.  Makeup operating income increased 6%, or $20.1 million, to $359.4 million, primarily reflecting improved results internationally.  These improvements were partially offset by lower results in the United States from certain of our heritage brands, the charge on the impairment of Stila-related financial instruments, and costs related to the establishment of new points of distribution for M•A•C.  Hair care operating income declined 73%, or $31.0 million, to $11.5 million, primarily reflecting costs related to the acquisition and integration of Ojon to position the brand for future growth.  The results in this category also reflected an increase in intangible asset amortization resulting from fiscal 2008 strategic acquisitions as well as costs related to the establishment of new points of distribution.

Geographic Regions

Operating income in the Americas declined 32%, or $108.1 million, to $228.3 million, primarily reflecting a difficult retail environment in which our heritage brands faced challenges in the department store channel.  We also experienced significant pressure on the profitability of our hair care business as discussed above.  At the same time, we continued to invest in our global information technology systems and infrastructure.  In addition, we established new points of distribution for existing brands, incurred costs to streamline certain business activities to generate future efficiencies and incurred a charge on the impairment of Stila-related financial instruments, as discussed above.

In Europe, the Middle East & Africa, operating income increased 35%, or $111.7 million, to $433.1 million primarily due to higher results of approximately $71 million in our travel retail business, the United Kingdom, Italy, the Balkans and Spain.  Partially offsetting these increases were lower results in Russia and India of approximately $6 million, reflecting spending to support our expansion in these markets.  The overall operating results in this region were adversely impacted in fiscal 2007 by the pharmacy channel charges discussed above.

In Asia/Pacific, operating income increased 61%, or $56.5 million, to $149.7 million.  All of our affiliates in this region experienced an increase in operating income, primarily resulting from net sales growth led by Japan, Hong Kong, China, Australia and Korea, which contributed approximately $43 million, collectively.

INTEREST EXPENSE, NET

Net interest expense was $66.8 million as compared with $38.9 million in fiscal 2007.  This change primarily resulted from higher average debt balances, including an additional $600.0 million of senior notes issued in the fourth quarter of fiscal 2007, partially offset by lower average interest rates.

PROVISION FOR INCOME TAXES

The provision for income taxes represents Federal, foreign, state and local income taxes.  The effective rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses.  Our effective tax rate will change from year to year based on non-recurring and recurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, state and local taxes, tax audit settlements and the interaction of various global tax strategies.  The effective rate for income taxes for the year ended June 30, 2008 was 34.9% as compared with 35.9% in fiscal 2007.  The decrease in the effective income tax rate of 100 basis points resulted primarily from a decrease in state and local income tax expense (240 basis points) partially offset by an increase in the tax effect of our foreign operations (140 basis points).

NET EARNINGS

Net earnings as compared with fiscal 2007 increased 5%, or $24.6 million, to $473.8 million and diluted net earnings per common share improved 11% from $2.16 to $2.40.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad.  At June 30, 2009, we had cash and cash equivalents of $864.5 million compared with $401.7 million at June 30, 2008.  Our cash and cash equivalents are maintained at a number of financial institutions.  As of June 30, 2009, approximately 10% of the total balance is insured by governmental agencies.  To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength and perform ongoing evaluations of these institutions to limit our concentration risk exposure.

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

Debt

At June 30, 2009, our outstanding borrowings were as follows:

	Long-term Debt	Short-term Debt	Total Debt
	(In millions)

6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (1)	$296.3	$—	$296.3
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”) (2)	197.5	—	197.5
5.55% Senior Notes, due May 15, 2017 (“2017 Senior Notes”) (3)	324.1	—	324.1
7.75% Senior Notes, due November 1, 2013 (“2013 Senior Notes”) (4)	299.8	—	299.8
6.00% Senior Notes, due January 15, 2012 (“2012 Senior Notes”) (5)	244.2	—	244.2
$13.5 million promissory note due August 31, 2012 (6)	15.2	—	15.2
$7.0 million promissory note due July 31, 2009 (7)	—	7.7	7.7
Turkish lira overdraft facility	—	12.5	12.5
Other borrowings	10.5	13.6	24.1
	$1,387.6	$33.8	$1,421.4

(1)	Consists of $300.0 million principal and unamortized debt discount of $3.7 million.
(2)	Consists of $200.0 million principal and unamortized debt discount of $2.5 million.
(3)	Consists of $300.0 million principal, unamortized debt discount of $0.4 million and a $24.5 million adjustment to reflect the fair value of outstanding interest rate swaps.
(4)	Consists of $300.0 million principal and unamortized debt discount of $0.2 million.
(5)

Consists of $250.0 million principal, unamortized debt discount of $0.3 million and a $5.5 million adjustment to reflect the remaining termination value of an interest rate swap that is being amortized to interest expense over the life of the debt.

(6)	Consists of $13.5 million face value and unamortized premium of $1.7 million.
(7)	Consists of $7.0 million face value and capitalized interest of $0.7 million.

We have a $750.0 million commercial paper program under which we may issue commercial paper in the United States.  Our commercial paper is currently rated A-1 by Standard & Poor’s and P-1 by Moody’s.  Our long-term credit ratings are A with a negative outlook by Standard & Poor’s and A2 with a negative outlook by Moody’s.  At June 30, 2009, there was no commercial paper outstanding.  We also have $201.4 million in additional uncommitted credit facilities, of which $16.3 million was used as of June 30, 2009.

We have an undrawn $750.0 million senior unsecured revolving credit facility that expires on April 26, 2012.  This facility may be used primarily to provide credit support for our commercial paper program, to repurchase shares of our common stock and for general corporate purposes.  Up to the equivalent of $250 million of the credit facility is available for multi-currency loans.  The interest rate on borrowings under the credit facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or ½% plus the Federal funds rate.  We incurred costs of approximately $0.3 million to establish the facility which will be amortized over the term of the facility.  The credit facility has an annual fee of $0.4 million, payable quarterly, based on our current credit ratings.  This facility also contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $50.0 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under this facility.  As of June 30, 2009, we were in compliance with all related financial and other restrictive covenants, including limitations on indebtedness and liens, and expect continued compliance.  The financial covenant of this facility requires an interest expense coverage ratio of greater than 3:1 as of the last day of each fiscal quarter.  The interest expense coverage ratio is defined in the credit agreement as the ratio of Consolidated EBITDA (which does not represent a measure of our operating results as defined under U.S. generally accepted accounting principles) to Consolidated Interest Expense and is calculated as stipulated in the agreement as follows:

Twelve Months Ended June 30, 2009 (1)
($ in millions)

Consolidated EBITDA:
Net earnings	$218.4
Add:
Provision for income taxes	115.9
Interest expense, net	75.7
Depreciation and amortization (2)	251.7
Extraordinary non-cash charges (3)	75.3
Less:
Extraordinary non-cash gains	—
$737.0

Consolidated Interest Expense:
Interest expense, net	$75.7

Interest expense coverage ratio	10 to 1

(1) In accordance with the credit agreement, this period represents the four most recent quarters.
(2) Excludes amortization of debt discount, and derivative and debt issuance costs as they are already included in Interest expense, net.
(3) Includes goodwill, intangible asset and other long-lived asset impairments and non-cash charges associated with restructuring activities.

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

The purchase price related to the July 2007 acquisition of Ojon Corporation included (i) a promissory note due July 31, 2009 with a notional value of $7.0 million and capitalized interest of $0.7 million (present value of $7.7 million at June 30, 2009), bearing interest at 10.00% due at maturity and (ii) a promissory note due August 31, 2012 with a notional amount of $13.5 million and unamortized premium of $1.7 million (present value of $15.2 million at June 30, 2009), bearing interest at 10.00% payable annually on July 31.  These notes were recorded in the accompanying consolidated balance sheet at present value using effective rates of 5.11% and 5.42%, respectively.  The note due July 31, 2009, and the related interest thereon, was paid subsequent to year-end upon maturity.

We have a fixed rate promissory note agreement with a financial institution pursuant to which we may borrow up to $150.0 million in the form of loan participation notes through one of our subsidiaries in Europe.  The interest rate on borrowings under this agreement is at an all-in fixed rate determined by the lender and agreed to by us at the date of each borrowing.  At June 30, 2009, no borrowings were outstanding under this agreement.  Debt issuance costs incurred related to this agreement were de minimis.

We have an overdraft borrowing agreement with a financial institution pursuant to which our subsidiary in Turkey may be credited to satisfy outstanding negative daily balances arising from its business operations.  The total balance outstanding at any time shall not exceed 30.0 million Turkish lira ($19.6 million at the exchange rate at June 30, 2009).  The interest rate applicable to each such credit shall be up to a maximum of 175 basis points per annum above the spot rate charged by the lender or the lender’s floating call rate agreed to by us at each borrowing.  There were no debt issuance costs incurred related to this agreement.  The outstanding balance at June 30, 2009 ($12.5 million at the exchange rate at June 30, 2009) is classified as short-term debt in our consolidated balance sheet.  Subsequent to year-end, the borrowing authorization under this facility was increased to 40.0 million Turkish lira ($26.1 million at the exchange rate at June 30, 2009).

Our 3.0 billion Japanese yen revolving credit facility expired on March 24, 2009.  This facility was replaced with a 1.5 billion Japanese yen ($15.7 million at the exchange rate at June 30, 2009) revolving credit facility that expires on March 31, 2010 and a 1.5 billion Japanese yen ($15.7 million at the exchange rate at June 30, 2009) revolving credit facility that expires on March 31, 2012.  The interest rates on borrowings under these credit facilities are based on TIBOR (Tokyo Interbank Offered Rate) plus .45% and .75%, respectively and the facility fees incurred on undrawn balances are 15 basis points and 25 basis points, respectively.  At June 30, 2009, no borrowings were outstanding under these facilities.

Total debt as a percent of total capitalization increased to 46% at June 30, 2009 from 42% at June 30, 2008, primarily as a result of the issuance of the 7.75% Senior Notes due 2013, partially offset by the repayment of outstanding commercial paper balances.  Based on our current plans, we do not expect this change to have a material adverse impact on our future results of operations or liquidity on both a near-term and long-term basis.

Cash Flows

Cash and cash equivalents have increased significantly as compared with the prior year.  In light of economic conditions during fiscal 2009, we took a defensive approach to preserve our liquidity.  We issued long-term bonds and reduced share repurchases.

Net cash provided by operating activities was $696.0 million, $690.1 million and $661.6 million in fiscal 2009, 2008 and 2007, respectively.  The increase in operating cash flows in fiscal 2009 as compared with fiscal 2008 primarily reflected a decrease in inventory, due in part to ongoing planned reductions in stock-keeping units, as well as lower accounts receivable as a result of lower sales and an improvement in days sales outstanding.  These activities were partially offset by lower net earnings and an increase in income tax receivables as compared with the prior year, as well as a reduction in cash provided by certain working capital components, including payments for accounts payable and other liabilities.  The increase in operating cash flows from fiscal 2008 as compared with fiscal 2007 primarily reflected a higher level of cash generated from net earnings before non-cash items such as depreciation, amortization and stock-based compensation.  Approximately $91 million of the change in deferred income taxes was offset by a correlative change in noncurrent accrued income taxes reflecting the balance sheet presentation of unrecognized tax benefits.  These changes were partially offset by the timing and level of payments on trade payables in North America and higher accounts receivable levels, primarily reflecting significant sales growth from our international operations, which carry longer customer payment terms.

Net cash used for investing activities was $339.5 million, $478.5 million and $373.8 million in fiscal 2009, 2008 and 2007.  The decrease during fiscal 2009 primarily reflected lower capital expenditure activity in the current year and the prior-year acquisition of Ojon Corporation, partially offset by the current-year acquisitions of AGI and two Aveda distributors.  The increase in cash used for investing activities during fiscal 2008 as compared with fiscal 2007 primarily reflected cash payments related to the acquisition of Ojon Corporation and the exclusive rights to sell and distribute Ojon products worldwide, and to a lesser extent, the acquisition of an Aveda distributor.  Capital expenditures also increased from fiscal 2007 to fiscal 2008 reflecting incremental spending for counters and the higher costs of technology related to our continuing company-wide initiative to upgrade our information systems.

Cash provided by financing activities was $125.8 million in fiscal 2009 and cash used for financing activities was $78.1 million and $411.6 million in fiscal 2008 and 2007, respectively.  The fiscal 2009 increase in cash provided by financing activities primarily reflected the issuance of the $300.0 million Senior Notes due 2013 and a decrease in treasury stock purchases, partially offset by repayments of outstanding commercial paper.  The fiscal 2008 increase in cash used for financing activities primarily reflected higher treasury stock repurchases in fiscal 2007, which were partially funded by the issuance of long-term debt.  Also contributing to the change in net cash used for financing activities was an increase in outstanding commercial paper, partially offset by lower cash inflows from stock option exercises.

Dividends

On November 6, 2008, the Board of Directors declared an annual dividend of $.55 per share on our Class A and Class B Common Stock, of which an aggregate of $108.4 million was paid on December 17, 2008 to stockholders of record at the close of business on December 1, 2008.  The annual common stock dividend declared during fiscal 2008 was $.55 per share, of which an aggregate of $106.6 million was paid on December 27, 2007 to stockholders of record at the close of business on December 7, 2007.

Pension Plan Funding

Several factors influence the annual funding requirements for our pension plans.  For the U.S. Qualified Plan, our funding policy consists of annual contributions at a rate that provides for future plan benefits and maintains appropriate funded percentages.  Such contribution is not less than the minimum required by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and subsequent pension legislation, and is not more than the maximum amount deductible for income tax purposes.  For each international plan, our funding policies are determined by local laws and regulations.  In addition, amounts necessary to fund future obligations under these plans could vary depending on estimated assumptions (as detailed in “Critical Accounting Polices and Estimates”).  The effect of our pension plan funding on future operating results will depend on economic conditions, employee demographics, mortality rates, the number of participants electing to take lump-sum distributions, investment performance and funding decisions.

The unprecedented economic downturn during fiscal 2009 created a difficult investment environment.  For the U.S. Qualified Plan, we maintain an investment strategy of matching the duration of the plan assets with the duration of the underlying plan liabilities.  This strategy helped mitigate the negative effects of the downturn and assisted in maintaining a funded ratio of more than 100% as of June 30, 2009.  For fiscal 2009 and 2008, there was no minimum contribution to the U.S. Qualified Plan required by ERISA.  We made discretionary contributions totaling $17.0 million and $25.0 million to the U.S. Qualified Plan during fiscal 2009 and 2008, respectively.  We do not currently expect to make cash contributions to the U.S. Qualified Plan during fiscal 2010.  However, as we continue to monitor the performance of our plan assets, we may decide to make discretionary contributions.

For fiscal 2009 and 2008, we made benefit payments under our non-qualified domestic noncontributory pension plan of $8.1 million and $7.7 million, respectively.  We expect to make benefit payments under this plan during fiscal 2010 of approximately $8 million.  For fiscal 2009 and 2008, we made cash contributions to our international defined benefit pension plans of $41.8 million and $35.3 million, respectively.  We expect to make contributions under these plans during fiscal 2010 of approximately $32 million.

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

For additional contingencies, refer to “Item 3. Legal Proceedings.”

Contractual Obligations

The following table summarizes scheduled maturities of our contractual obligations for which cash flows are fixed and determinable as of June 30, 2009:

		Payments Due in Fiscal
	Total	2010	2011	2012	2013	2014	Thereafter
		(In millions)

Debt service (1)	$2,402.7	$110.9	$83.9	$327.9	$74.5	$347.7	$1,457.8
Operating lease commitments (2)	1,274.2	202.0	182.1	154.8	135.7	122.3	477.3
Unconditional purchase obligations (3)	1,659.9	831.9	234.4	173.1	162.1	56.0	202.4
Gross unrecognized tax benefits and interest – current (4)	78.5	78.5	—	—	—	—	—
Total contractual obligations	$5,415.3	$1,223.3	$500.4	$655.8	$372.3	$526.0	$2,137.5

(1)        Includes long-term and short-term debt and the related projected interest costs, and to a lesser extent, capital lease commitments.  Interest costs on long-term and short-term debt are projected to be $76.5 million in fiscal 2010, $75.6 million in each of fiscal 2011 and fiscal 2012, $60.7 million in fiscal 2013, $47.6 million in fiscal 2014 and $657.6 million thereafter.  Projected interest costs on variable rate instruments were calculated using market rates at June 30, 2009.  Refer to Note 10 of Notes to Consolidated Financial Statements.

(2)        Minimum operating lease commitments only include base rent.  Certain leases provide for contingent rents that are not measurable at inception and primarily include rents based on a percentage of sales in excess of stipulated levels, as well as common area maintenance.  These amounts are excluded from minimum operating lease commitments and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably measurable.

(3)        Unconditional purchase obligations primarily include inventory commitments, estimated future earn-out payments, estimated royalty payments pursuant to license agreements, advertising commitments, capital improvement commitments, planned funding of pension and other post-retirement benefit obligations, commitments pursuant to executive compensation arrangements and obligations related to our cost savings initiatives.  Future earn-out payments and future royalty and advertising commitments were estimated based on planned future sales for the term that was in effect at June 30, 2009, without consideration for potential renewal periods.

(4)        Refer to Note 8 of Notes to Consolidated Financial Statements for information regarding unrecognized tax benefits.  During the fourth quarter of fiscal 2008, we made a cash payment of $35.0 million to the U.S. Treasury as an advance deposit, which is not reflected as a reduction to the $78.5 million.  As of June 30, 2009, the noncurrent portion of our unrecognized tax benefits, including related accrued interest and penalties was $248.5 million.  At this time, the settlement period for the noncurrent portion of the unrecognized tax benefits, including related accrued interest and penalties, cannot be determined and therefore was not included.

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

For each derivative contract entered into where we look to obtain special hedge accounting treatment, we formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking the hedge transaction, the nature of the risk being hedged, how the hedging instruments’ effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness.  This process includes linking all derivatives to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.  We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.  If it is determined that a derivative is not highly effective, or that it has ceased to be a highly effective hedge, we will be required to discontinue hedge accounting with respect to that derivative prospectively.

Foreign Exchange Risk Management

We enter into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with our identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that we receive from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  We also enter into foreign currency option contracts to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as foreign currency cash-flow hedges and have varying maturities through the end of June 2010.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology.  The ineffective portion of both foreign currency forward and option contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income (loss) are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in accumulated other comprehensive income (loss) are reclassified to current-period earnings.  As of June 30, 2009, these foreign currency cash-flow hedges were highly effective, in all material respects.

At June 30, 2009, we had foreign currency forward contracts in the amount of $1,260.8 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the British pound ($239.1 million), Euro ($212.5 million), Swiss franc ($206.8 million), Canadian dollar ($168.0 million), Hong Kong dollar ($79.4 million), Japanese yen ($76.0 million) and Australian dollar ($69.6 million).

Interest Rate Risk Management

We enter into interest rate derivative contracts to manage the exposure to interest rate fluctuations on our funded indebtedness and anticipated issuance of debt for periods consistent with the identified exposures.  We have interest rate swap agreements, with a notional amount totaling $250.0 million, to effectively convert the fixed rate interest on our 2017 Senior Notes to variable interest rates based on six-month LIBOR.  These interest rate swap agreements are designated as fair value hedges of the related long-term debt and meet the accounting criteria that permit changes in the fair values of the interest rate swap agreements to exactly offset changes in the fair value of the underlying long-term debt.  As of June 30, 2009, these fair-value hedges were highly effective in all material respects.

Credit Risk

As a matter of policy, we only enter into derivative contracts with counterparties that have at least an “A” (or equivalent) credit rating.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $41.2 million at June 30, 2009.  To manage this risk, we have established strict counterparty credit guidelines that are continually monitored and reported to management.  Accordingly, management believes risk of loss under these hedging contracts is remote.

Certain of our derivative financial instruments contain credit-risk-related contingent features.  As of June 30, 2009, we were in compliance with such features and there were no derivative financial instruments with credit-risk-related contingent features that were in a net liability position.

Market Risk

We use a value-at-risk model to assess the market risk of our derivative financial instruments.  Value-at-risk represents the potential losses for an instrument or portfolio from adverse changes in market factors for a specified time period and confidence level.  We estimate value-at-risk across all of our derivative financial instruments using a model with historical volatilities and correlations calculated over the past 250-day period.  The high, low and average measured value-at-risk for the twelve months ended June 30, 2009 and 2008 related to our foreign exchange and interest rate contracts are as follows:

	June 30, 2009			June 30, 2008
(In millions)	High	Low	Average	High	Low	Average

Foreign exchange contracts	$28.4	$14.2	$21.6	$18.8	$5.3	$11.3
Interest rate contracts	34.3	23.0	29.5	28.8	12.6	20.0

The change in the value-at-risk measures from the prior year related to our foreign exchange contracts reflected an increase in foreign exchange volatilities and a different portfolio mix.  The change in the value-at-risk measures from the prior year related to our interest rate contracts reflected higher interest rate volatilities.  The model estimates were made assuming normal market conditions and a 95 percent confidence level.  We used a statistical simulation model that valued our derivative financial instruments against one thousand randomly generated market price paths.

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events for potential recognition or disclosure in the financial statements and whether that date represents the date the financial statements were issued or were available to be issued.  This standard also provides clarification about circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This standard is effective for interim and annual periods beginning with our fiscal year ended June 30, 2009.  The adoption of this standard did not have a material impact on our consolidated financial statements.

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

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. FAS 157-4”).  This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157 when there has been a significant decrease in market activity for a financial asset.  An entity is required to base its conclusion about whether a transaction was distressed on the weight of the evidence presented.  This FSP also re-affirms that the objective of fair value, when the market for an asset is not active, is the price that would be received to sell the asset in an orderly market (as opposed to a distressed or forced transaction).  Additional enhanced disclosures are also required in accordance with this FSP.  FSP No. FAS 157-4 must be applied prospectively and is effective for interim and annual periods ending after June 15, 2009.  The adoption of this standard did not have an impact on our consolidated financial statements as our financial assets are currently valued in active markets.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value.  An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred.  SFAS No. 159 became effective for us as of July 1, 2008.  As we did not elect the fair value option for our financial instruments, the adoption of this standard did not have an impact on our consolidated financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”).  SFAS No. 168 establishes the FASB Accounting Standards CodificationTM (the “Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the United States Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  SFAS No. 168 and the Codification become effective for our September 30, 2009 interim consolidated financial statements.  We do not expect SFAS No. 168 or the Codification to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”).  SFAS No. 167 eliminates the exception to consolidate a qualifying special-purpose entity, changes the approach to determining the primary beneficiary of a variable interest entity and requires companies to more frequently re-assess whether they must consolidate variable interest entities.  Under the new guidance, the primary beneficiary of a variable interest entity is identified qualitatively as the enterprise that has both (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  SFAS No. 167 becomes effective for our fiscal 2011 year-end and interim reporting periods thereafter.  We do not expect SFAS No. 167 to have a material impact on our consolidated financial statements.

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

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably determined.  If the fair value of such assets or liabilities cannot be reasonably determined, then they would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss — an interpretation of FASB Statement No. 5.”  This FSP also amends the subsequent accounting for assets and liabilities arising from contingencies in a business combination and certain other disclosure requirements.  This FSP is effective for assets or liabilities arising from contingencies in business combinations that are consummated during our fiscal 2010.

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

In December 2007, the FASB issued SFAS No. 160 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Among other requirements, SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is to be reported as a separate component of equity in the consolidated financial statements.  SFAS No. 160 also requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest and to disclose those amounts on the face of the consolidated statement of earnings.  SFAS No. 160 must be applied prospectively for fiscal years, and interim periods within those fiscal years, beginning in our fiscal 2010, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented.

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

(2) our ability to develop, produce and market new products on which future operating results may depend and to successfully address challenges in our business;

(3) consolidations, restructurings, bankruptcies and reorganizations in the retail industry causing a decrease in the number of stores that sell our products, an increase in the ownership concentration within the retail industry, ownership of retailers by our competitors or ownership of competitors by our customers that are retailers and our inability to collect receivables;

(4) destocking and tighter working capital management by retailers;

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

(11) shipment delays, depletion of inventory and increased production costs resulting from disruptions of operations at any of the facilities that manufacture nearly all of our supply of a particular type of product (i.e., focus factories) or at our distribution or inventory centers, including disruptions that may be caused by the implementation of SAP as part of our Strategic Modernization Initiative or by restructurings;

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

(17) the timing and impact of acquisitions and divestitures, which depend on willing sellers and buyers, respectively; and

(18) additional factors as described in our filings with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2009 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

As part of our Strategic Modernization Initiative, we anticipate the continued migration of our operations to SAP, with the majority of our locations being implemented through fiscal 2012.  Based on management’s evaluation, the necessary steps have been taken to monitor and maintain appropriate internal control over financial reporting during this period.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting and the report of independent registered public accounting firm on our internal control over financial reporting are incorporated herein from pages F-2 and F-3, respectively.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors,  Executive Officers and Corporate Governance.

The information required by this Item, not already provided herein under “Item 1. Business — Executive Officers,” will be included in our Proxy Statement for the 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”).  The 2009 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2009 and such information is incorporated herein by reference.

Item 11.  Executive Compensation.

The information required by this Item 11 (Executive Compensation) of Form 10-K will be included in the 2009 Proxy Statement.  The 2009 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2009 and such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item, not already provided under “Equity Compensation Plan Information” as set forth below, will be included in the 2009 Proxy Statement.  The 2009 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2009 and such information is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of June 30, 2009 and does not include grants made or cancelled and options exercised after such date.  The securities that may be issued consist solely of shares of our Class A Common Stock and all plans were approved by stockholders of the Company.

Equity Compensation Plan Information as of June 30, 2009

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(a)	20,340,352(b)	$43.50(c)	5,353,126(d)

(a)                                            Includes the Fiscal 1996 Share Incentive Plan (the “1996 Plan”), Fiscal 1999 Share Incentive Plan (the “1999 Plan”), Amended and Restated Fiscal 2002 Share Incentive Plan (the “2002 Plan”) and the Non-Employee Director Share Incentive Plan.

(b)                                           Consists of 18,914,739 shares issuable upon exercise of outstanding options, 922,479 issuable upon conversion of outstanding Restricted Stock Units, 480,510 upon conversion of outstanding Performance Share Units (“PSU”) (assuming maximum payout and approval by the Stock Plan Subcommittee of the Company’s Board of Directors of expected payouts for PSUs vested as of June 30, 2009) and 22,624 upon conversion of Share Units.

(c)                                            Calculated based upon outstanding options in respect of 18,914,739 shares of our Class A Common Stock.

(d)                                           The 2002 Plan authorizes the Stock Plan Subcommittee of the Board of Directors to grant shares and benefits other than stock options.  As of June 30, 2009, there were 5,116,433 shares of Class A Common Stock available for issuance under the 2002 Plan (subject to the approval by the Stock Plan Subcommittee of the Company’s Board of Directors of expected payouts for PSUs vested as of June 30, 2009).  Shares underlying grants cancelled, forfeited or expired under the 1999 Plan may be used for grants under the 2002 Plan.  Shares underlying grants cancelled, forfeited or expired under the 1996 Plan and certain 1995 Employment Agreements may be used for grants under the 2002 Plan.  The Non-Employee Director Share Incentive Plan provides for an annual grant of options and a grant of either options or stock units to non-employee directors.  As of June 30, 2009, there were 236,693 shares available for issuance under the Director Plan.

If all of the outstanding options, warrants, rights, stock units and share units, as well as the securities available for future issuance, included in the first and third columns in the table above were converted to shares of Class A Common Stock as of June 30, 2009, the total shares of Common Stock outstanding (i.e., Class A plus Class B) would increase 13% to 222,387,612.  In July 2009, options and restricted stock units in respect of 4,375,163 shares of Class A Common Stock were cancelled, forfeited or expired and such underlying shares will be available for future reissuance under the 2002 Plan.  Of the outstanding options to purchase 18,914,739 shares of Class A Common Stock, options in respect of 2,661,015 shares are exercisable at a price less than $32.67, the closing price on June 30, 2009.  Assuming the exercise of in-the-money options, the total shares outstanding would increase by 1% to 199,355,149.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in the 2009 Proxy Statement.  The 2009 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2009 and such information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item will be included in the 2009 Proxy Statement.  The 2009 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2009 and such information is incorporated herein by reference.

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

3.4	Amended and Restated Bylaws (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on May 12, 2009) (SEC File No. 1-14064).*

4.1

Indenture, dated November 5, 1999, between the Company and State Street Bank and Trust Company, N.A. (filed as Exhibit 4 to Amendment No. 1 to our Registration Statement on Form S-3 (No. 333-85947) on November 5, 1999) (SEC File No. 1-14064).*

4.2

Officers’ Certificate, dated January 10, 2002, defining certain terms of the 6% Senior Notes due 2012 (filed as Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2001) (SEC File No. 1-14064).*

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

4.10

Officers’ Certificate, dated November 4, 2008, defining certain terms of the 7.750% Senior Notes due 2013 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated November 4, 2008) (SEC File No. 1-14064).*

4.11	Global Note for 7.750% Senior Notes due 2013 (filed as Exhibit 4.2 to our Current Report on Form 8-K dated November 4, 2008) (SEC File No. 1-14064).*

10.1	Stockholders’ Agreement, dated November 22, 1995 (filed as Exhibit 10.1 to our Annual Report on Form 10-K for the year ended June 30, 2003) (SEC File No. 1-14064).*

10.1a	Amendment No. 1 to Stockholders’ Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1996) (SEC File No. 1-14064).*

10.1b	Amendment No. 2 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1996) (SEC File No. 1-14064).*

10.1c	Amendment No. 3 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997) (SEC File No. 1-14064).*

10.1d	Amendment No. 4 to Stockholders’ Agreement (filed as Exhibit 10.1d to our Annual Report on Form 10-K for the year ended June 30, 2000) (SEC File No. 1-14064).*

10.1e	Amendment No. 5 to Stockholders’ Agreement (filed as Exhibit 10.1e to our Annual Report on Form 10-K for the year ended June 30, 2002) (SEC File No. 1-14064).*

10.1f	Amendment No. 6 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004) (SEC File No. 1-14064).*

10.2	Registration Rights Agreement, dated November 22, 1995 (filed as Exhibit 10.2 to our Annual Report on Form 10-K for the year ended June 30, 2003) (SEC File No. 1-14064).*

10.2a	First Amendment to Registration Rights Agreement (filed as Exhibit 10.3 to our Annual Report on Form 10-K for the year ended June 30, 1996) (SEC File No. 1-14064).*

10.2b	Second Amendment to Registration Rights Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997) (SEC File No. 1-14064).*

10.2c	Third Amendment to Registration Rights Agreement (filed as Exhibit 10.2c to our Annual Report on Form 10-K for the year ended June 30, 2001) (SEC File No. 1-14064).*

10.2d	Fourth Amendment to Registration Rights Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2003) (SEC File No. 1-14064).*

10.3	Fiscal 1999 Share Incentive Plan dated November 5, 1998 (filed as Exhibit 4(c) to our Registration Statement on Form S-8 (No. 333-66851) on November 5, 1998) (SEC File No. 1-14064).* †

10.3a	Form of Stock Option Agreement under Fiscal 1999 Share Incentive Plan (filed as Exhibit 10.3b to our Annual Report on Form 10-K for the year ended June 30, 2004) (SEC File No. 1-14064).* †

10.4	The Estee Lauder Companies Retirement Growth Account Plan (filed as Exhibit 10.5 to our Annual Report on Form 10-K for the year ended June 30, 2003) (SEC File No. 1-14064).* †

10.5	The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.6 to our Annual Report on Form 10-K for the year ended June 30, 1999) (SEC File No. 1-14064).* †

10.5a	Amendment to The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.6a to our Annual Report on Form 10-K for the year ended June 30, 2005) (SEC File No. 1-14064).* †

10.6	Executive Annual Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K dated November 14, 2008) (SEC File No. 1-14064).* †

10.7	Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Annual Report on Form 10-K for the year ended June 30, 2001) (SEC File No. 1-14064).* †

10.7a	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8a to our Annual Report on Form 10-K for the year ended June 30, 2002) (SEC File No. 1-14064).* †

10.7b	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.2 to our Current Report on Form 8-K dated November 10, 2005) (SEC File No. 1-14064).* †

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

10.9	Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 3, 2007) (SEC File No. 1-14064).* †

10.9a	Amendment to Employment Agreement with William P. Lauder (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 14, 2007) (SEC File No. 1-14064).* †

10.9b	Amendment to Employment Agreement with William P. Lauder (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on March 27, 2009) (SEC File No. 1-14064).* †

10.10	Employment Agreement with Daniel J. Brestle (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 17, 2007) (SEC File No. 1-14064).* †

10.10a	Amendment to Employment Agreement with Daniel J. Brestle (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on November 14, 2007) (SEC File No. 1-14064).* †

10.11	Employment Agreement with Fabrizio Freda (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2007) (SEC File No. 1-14064).* †

10.11a	Amendment to Employment Agreement with Fabrizio Freda (filed as Exhibit 10.1 to our Current Report on Form 8-K dated March 27, 2009) (SEC File No. 1-14064).* †

10.12	Employment Agreement with Richard W. Kunes (filed as Exhibit 10.1 to our Current Report on Form 8-K dated July 2, 2009) (SEC File No. 1-14064).* †

10.13	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (filed as Exhibit 10.14 to our Annual Report on Form 10-K for the year ended June 30, 2001) (SEC File No. 1-14064).* †

10.14	Form of Deferred Compensation Agreement (stock-based) with Outside Directors (filed as Exhibit 10.15 to our Annual Report on Form 10-K for the year ended June 30, 2001) (SEC File No. 1-14064).* †

10.15

The Estee Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended and restated on November 9, 2007) (filed as Exhibit 99.1 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).*†

10.15a

Form of Stock Option Agreement for Annual Stock Option Grants under Non-Employee Director Share Incentive Plan (filed as Exhibit 99.2 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).*†

10.15b

Form of Stock Option Agreement for Elective Stock Option Grants under Non-Employee Director Share Incentive Plan (filed as Exhibit 99.3 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).*†

10.16	The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on September 25, 2007) (SEC File No. 1-14064).* †

10.16a	Form of Stock Option Agreement under Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q dated May 4, 2006) (SEC File No. 1-14064).* †

10.16b

Form of Performance Share Unit Award Agreement Under The Estee Lauder Companies Inc. Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.3 to our Current Report on Form 8-K dated September 26, 2005) (SEC File No. 1-14064).* †

10.16c

Form of Restricted Stock Unit Agreement Under The Estee Lauder Companies Inc. Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.4 to our Current Report on Form 8-K dated September 26, 2005) (SEC File No. 1-14064).* †

10.16d

Form of Performance Share Unit Award Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 25, 2006) (SEC File No. 1-14064).*†

10.16e

Form of Restricted Stock Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 25, 2006) (SEC File No. 1-14064).*†

10.16f

Form of Restricted Stock Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 25, 2006) (SEC File No. 1-14064).*†

10.16g

Form of Stock Option Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on September 25, 2007) (SEC File No. 1-14064).* †

10.16h

Form of Performance Share Unit Award Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.4 to our Current Report on Form 8-K filed on September 25, 2007) (SEC File No. 1-14064).* †

10.16i

Form of Restricted Stock Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.5 to our Current Report on Form 8-K filed on September 25, 2007) (SEC File No. 1-14064).* †

10.16j

Form of Restricted Stock Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.6 to our Current Report on Form 8-K filed on September 25, 2007) (SEC File No. 1-14064).* †

10.16k

Form of Stock Option Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008) (SEC File No. 1-14064).* †

10.16l

Form of Performance Share Unit Award Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008) (SEC File No. 1-14064).* †

10.16m

Form of Restricted Stock Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008) (SEC File No. 1-14064).* †

10.16n

Form of Restricted Stock Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008) (SEC File No. 1-14064).* †

10.17	Summary of Compensation For Non-Employee Directors of the Company (filed as Exhibit 10.1 to our Current Report on Form 8-K dated May 17, 2005) (SEC File No. 1-14064).* †

10.18

$750 Million Credit Agreement, dated April 26, 2007, by and among The Estée Lauder Companies Inc., Estee Lauder Inc., the Eligible Subsidiaries, as defined therein, the lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent (“JPMCB”), Bank of America, N.A. and Citibank, N.A., as syndication agents, Bank of Tokyo-Mitsubishi Trust Company and BNP Paribas, as documentation agents and Citigroup Global Markets Inc. and JPMCB, as joint book runners and joint lead arrangers (filed as Exhibit 10.1 to our Current Report on Form 8-K dated April 26, 2007) (SEC File No. 1-14064).*

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
Date: August 19, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title (s)	Date

FABRIZIO FREDA*	President, Chief Executive Officer	August 19, 2009
Fabrizio Freda	and a Director
(Principal Executive Officer)

WILLIAM P. LAUDER*	Executive Chairman	August 19, 2009
William P. Lauder	and a Director

LEONARD A. LAUDER*	Director	August 19, 2009
Leonard A. Lauder

CHARLENE BARSHEFSKY*	Director	August 19, 2009
Charlene Barshefsky

ROSE MARIE BRAVO*	Director	August 19, 2009
Rose Marie Bravo

PAUL J. FRIBOURG*	Director	August 19, 2009
Paul J. Fribourg

MELLODY HOBSON*	Director	August 19, 2009
Mellody Hobson

IRVINE O. HOCKADAY, JR.*	Director	August 19, 2009
Irvine O. Hockaday, Jr.

AERIN LAUDER*	Director	August 19, 2009
Aerin Lauder

JANE LAUDER*	Director	August 19, 2009
Jane Lauder

RICHARD D. PARSONS*	Director	August 19, 2009
Richard D. Parsons

LYNN FORESTER DE ROTHSCHILD*	Director	August 19, 2009
Lynn Forester de Rothschild

BARRY S. STERNLICHT*	Director	August 19, 2009
Barry S. Sternlicht

/s/ RICHARD W. KUNES	Executive Vice President and	August 19, 2009
Richard W. Kunes	Chief Financial Officer
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

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, the Company’s management has concluded that, as of June 30, 2009, the Company’s internal control over financial reporting was effective.

/s/ Fabrizio Freda	/s/ Richard W. Kunes
Fabrizio Freda	Richard W. Kunes
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

August 19, 2009

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders
The Estée Lauder Companies Inc.:

We have audited The Estée Lauder Companies Inc.’s (the Company) internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The Estée Lauder Companies Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Estée Lauder Companies Inc. and subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended June 30, 2009, and our report dated August 19, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York
August 19, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Estée Lauder Companies Inc.:

We have audited the accompanying consolidated balance sheets of The Estée Lauder Companies Inc. and subsidiaries (the Company) as of June 30, 2009 and 2008, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended June 30, 2009.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed on the index on page F-1.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Estée Lauder Companies Inc. and subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Estée Lauder Companies Inc.’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 19, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in the notes to the consolidated financial statements, effective July 1, 2006, the Company changed their method for quantifying errors based on SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” and effective June 30, 2007, the Company adopted Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  Also as discussed in the notes to the consolidated financial statements, effective July 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.”

/s/ KPMG LLP

New York, New York
August 19, 2009

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended June 30
	2009	2008	2007
	(In millions, except per share data)

Net Sales	$7,323.8	$7,910.8	$7,037.5
Cost of sales	1,881.6	1,996.8	1,774.8

Gross Profit	5,442.2	5,914.0	5,262.7

Operating expenses:
Selling, general and administrative	4,883.9	5,088.9	4,500.6
Restructuring and other special charges	76.8	0.4	1.1
Goodwill impairment	14.3	—	7.4
Impairment of intangible and other long-lived assets	48.8	14.0	3.7
	5,023.8	5,103.3	4,512.8

Operating Income	418.4	810.7	749.9

Interest expense, net	75.7	66.8	38.9
Earnings before Income Taxes, Minority Interest and Discontinued Operations	342.7	743.9	711.0

Provision for income taxes	115.9	259.9	255.2
Minority interest, net of tax	(8.4)	(10.2)	(7.1)
Net Earnings from Continuing Operations	218.4	473.8	448.7

Discontinued operations, net of tax	—	—	0.5
Net Earnings	$218.4	$473.8	$449.2

Basic net earnings per common share:
Net earnings from continuing operations	$1.11	$2.44	$2.20
Discontinued operations, net of tax	—	—	.00
Net earnings	$1.11	$2.44	$2.20

Diluted net earnings per common share:
Net earnings from continuing operations	$1.10	$2.40	$2.16
Discontinued operations, net of tax	—	—	.00
Net earnings	$1.10	$2.40	$2.16

Weighted average common shares outstanding:
Basic	196.3	193.9	204.3
Diluted	197.7	197.1	207.8

Cash dividends declared per share	$.55	$.55	$.50

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED BALANCE SHEETS

	June 30
	2009	2008
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$864.5	$401.7
Accounts receivable, net	853.3	1,038.8
Inventory and promotional merchandise, net	795.0	987.2
Prepaid expenses and other current assets	399.7	359.5
Total current assets	2,912.5	2,787.2

Property, Plant and Equipment, net	1,026.7	1,043.1

Other Assets
Investments, at cost or market value	12.7	24.1
Goodwill	759.9	708.9
Other intangible assets, net	150.1	191.9
Other assets	314.7	256.0
Total other assets	1,237.4	1,180.9
Total assets	$5,176.6	$5,011.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$33.8	$118.7
Accounts payable	329.8	361.7
Accrued income taxes	33.2	151.2
Other accrued liabilities	1,062.4	1,067.6
Total current liabilities	1,459.2	1,699.2

Noncurrent Liabilities
Long-term debt	1,387.6	1,078.2
Accrued income taxes	259.1	147.8
Other noncurrent liabilities	406.7	406.2
Total noncurrent liabilities	2,053.4	1,632.2

Commitments and Contingencies (Note 14)

Minority Interest	24.0	26.6

Stockholders’ Equity
Common stock, $.01 par value; 650,000,000 shares Class A authorized; shares issued: 183,921,350 at June 30, 2009 and 180,754,534 at June 30, 2008; 240,000,000 shares Class B authorized; shares issued and outstanding: 78,067,261 at June 30, 2009 and June 30, 2008	2.6	2.6
Paid-in capital	1,145.6	979.0
Retained earnings	3,195.0	3,085.1
Accumulated other comprehensive income (loss)	(117.1)	110.8
	4,226.1	4,177.5
Less: Treasury stock, at cost; 65,294,477 Class A shares at June 30, 2009 and 63,914,699 Class A shares at June 30, 2008	(2,586.1)	(2,524.3)
Total stockholders’ equity	1,640.0	1,653.2
Total liabilities and stockholders’ equity	$5,176.6	$5,011.2

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

	Year Ended June 30
	2009	2008	2007
	(In millions)

STOCKHOLDERS’ EQUITY
Common stock, beginning of year	$2.6	$2.6	$2.5
Stock-based compensation programs	—	—	0.1
Common stock, end of year	2.6	2.6	2.6

Paid-in capital, beginning of year	979.0	801.7	581.0
Stock-based compensation programs	166.6	172.7	220.7
Settlement of accelerated share repurchase program	—	4.6	—
Paid-in capital, end of year	1,145.6	979.0	801.7

Retained earnings, beginning of year	3,085.1	2,731.5	2,361.9
Cumulative effect of adjustments resulting from adoption of new accounting standards	—	(13.1)	24.2
Adjusted retained earnings, beginning of year	3,085.1	2,718.4	2,386.1
Common stock dividends	(108.5)	(106.8)	(103.8)
Stock-based compensation programs	—	(0.3)	—
Net earnings for the year	218.4	473.8	449.2
Retained earnings, end of year	3,195.0	3,085.1	2,731.5

Accumulated other comprehensive income, beginning of year	110.8	54.7	64.7
Other comprehensive income (loss)	(227.9)	56.1	47.3
Adjustment to initially apply new accounting standard, net of tax	—	—	(57.3)
Accumulated other comprehensive income (loss), end of year	(117.1)	110.8	54.7

Treasury stock, beginning of year	(2,524.3)	(2,391.5)	(1,387.8)
Acquisition of treasury stock, net of issuances	(61.8)	(132.8)	(1,003.7)
Treasury stock, end of year	(2,586.1)	(2,524.3)	(2,391.5)

Total stockholders’ equity	$1,640.0	$1,653.2	$1,199.0

COMPREHENSIVE INCOME (LOSS)
Net earnings	$218.4	$473.8	$449.2

Other comprehensive income (loss):
Net unrealized investment gains (losses), net of tax	(0.5)	(0.5)	0.3
Net derivative instrument gains (losses), net of tax	(6.4)	(0.3)	(2.1)
Net minimum pension liability adjustments, net of tax	—	—	(4.0)
Net actuarial gains (losses), net of tax	(87.4)	(17.8)	—
Net prior service credit (cost), net of tax	5.5	(23.7)	—
Net transition asset (obligation), net of tax	—	0.1	—
Translation adjustments, net of tax	(139.1)	98.3	53.1
Other comprehensive income (loss)	(227.9)	56.1	47.3

Total comprehensive income (loss)	$(9.5)	$529.9	$496.5

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30
	2009	2008	2007
	(In millions)
Cash Flows from Operating Activities
Net earnings	$218.4	$473.8	$449.2
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	254.0	250.7	207.2
Deferred income taxes	(108.2)	(115.6)	9.9
Minority interest, net of tax	8.4	10.2	7.1
Non-cash stock-based compensation	51.5	47.2	43.3
Excess tax benefits from stock-based compensation arrangements	(1.4)	(1.1)	(9.4)
Loss on disposal of property, plant and equipment	11.4	12.5	13.4
Goodwill, intangible asset and other long-lived asset impairments	63.1	14.0	11.1
Non-cash charges associated with restructuring activities	12.2	—	—
Discontinued operations, net of tax	—	—	(0.5)
Other non-cash items	1.2	1.7	0.7
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	103.8	(86.5)	(68.0)
Decrease (increase) in inventory and promotional merchandise, net	125.7	(70.7)	(70.8)
Decrease (increase) in other assets	(72.2)	(5.7)	(26.3)
Increase (decrease) in accounts payable	(11.9)	17.1	46.4
Increase in accrued income taxes	24.5	122.6	44.9
Increase (decrease) in other liabilities	15.5	19.9	9.1
Net cash flows provided by operating activities of continuing operations	696.0	690.1	667.3
Net cash flows used for operating activities of discontinued operations	—	—	(5.7)
Net cash flows provided by operating activities	696.0	690.1	661.6

Cash Flows from Investing Activities
Capital expenditures	(279.8)	(357.8)	(312.1)
Acquisition of businesses, net of cash acquired	(68.5)	(116.0)	(61.2)
Proceeds from disposition of long-term investments	9.2	—	—
Purchases of long-term investments	(0.4)	(4.7)	(0.5)
Net cash flows used for investing activities	(339.5)	(478.5)	(373.8)

Cash Flows from Financing Activities
Increase (decrease) in short-term debt, net	(93.5)	54.8	(31.6)
Proceeds from issuance of long-term debt, net	297.7	—	590.6
Net settlement of interest rate derivatives	—	—	(11.1)
Repayments and redemptions of long-term debt	(10.1)	(5.9)	(5.6)
Net proceeds from stock-based compensation transactions	109.6	117.3	154.1
Excess tax benefits from stock-based compensation arrangements	1.4	1.1	9.4
Payments to acquire treasury stock	(62.6)	(129.6)	(1,004.3)
Dividends paid to stockholders	(108.4)	(106.6)	(103.6)
Distributions made to minority holders of consolidated subsidiaries	(8.3)	(9.2)	(9.5)
Net cash flows provided by (used for) financing activities	125.8	(78.1)	(411.6)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(19.5)	14.5	8.9
Net Increase (Decrease) in Cash and Cash Equivalents	462.8	148.0	(114.9)
Cash and Cash Equivalents at Beginning of Year	401.7	253.7	368.6
Cash and Cash Equivalents at End of Year	$864.5	$401.7	$253.7

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS

The Estée Lauder Companies Inc. manufactures, markets and sells skin care, makeup, fragrance and hair care products around the world.  Products are marketed under the following brand names:  Estée Lauder, Aramis, Clinique, Prescriptives, Lab Series, Origins, M•A•C, Bobbi Brown, La Mer, Aveda, Jo Malone, Bumble and bumble, Darphin, American Beauty, Flirt!, Good Skin™, grassroots research labs and Ojon.  The Estée Lauder Companies Inc. is also the global licensee of the Tommy Hilfiger, Kiton, Donna Karan, Michael Kors, Sean John, Missoni, Daisy Fuentes, Tom Ford and Mustang brand names for fragrances and/or cosmetics.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of The Estée Lauder Companies Inc. and its subsidiaries (collectively, the “Company”) as continuing operations, with the exception of the operating results of its reporting unit that marketed and sold Stila brand products, which have been reflected as discontinued operations for fiscal 2007.  All significant intercompany balances and transactions have been eliminated.

Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to current year presentation for comparative purposes.

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 19, 2009, the date the consolidated financial statements were issued.

Management Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses reported in those financial statements.  Certain significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, inventory, pension and other post-retirement benefit costs, goodwill, intangible assets and other long-lived assets, income taxes and derivatives.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate.  Illiquid credit markets, volatile equity, foreign currency and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions.  As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions.  Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at year-end rates of exchange, while revenue and expenses are translated at weighted average rates of exchange for the year.  Unrealized translation gains or losses are reported as cumulative translation adjustments through other comprehensive income (loss).  Such adjustments amounted to $139.1 million of unrealized translation losses, net of tax, in fiscal 2009 and $98.3 million and $53.1 million of unrealized translation gains, net of tax, in fiscal 2008 and 2007, respectively.

The Company enters into foreign currency forward and option contracts to hedge foreign currency transactions for periods consistent with its identified exposures.  Accordingly, the Company categorizes these instruments as entered into for purposes other than trading.

The accompanying consolidated statements of earnings include net exchange gains (losses) of $(20.0) million, $3.9 million and $(0.6) million in fiscal 2009, 2008 and 2007, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include $239.8 million and $66.6 million of short-term time deposits at June 30, 2009 and 2008, respectively.  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  Approximately 20% and 14% of the Company’s cash and cash equivalents are held by two counterparties.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions of $41.4 million and $26.3 million as of June 30, 2009 and 2008, respectively.  This reserve is based upon the evaluation of accounts receivable aging, specific exposures and historical trends.

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

Derivative Financial Instruments

The Company’s derivative financial instruments are recorded as either assets or liabilities on the balance sheet and measured at fair value.  All derivatives outstanding as of June 30, 2009 are (i) designated as a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair-value” hedge), (ii) designated as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“foreign currency cash-flow” hedge), or (iii) not designated as a hedging instrument.  Changes in the fair value of a derivative that is designated and qualifies as a fair-value hedge that is highly effective are recorded in current-period earnings, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on unrecognized firm commitments).  Changes in the fair value of a derivative that is designated and qualifies as a foreign currency cash-flow hedge of a foreign-currency-denominated forecasted transaction that is highly effective are recorded in other comprehensive income (loss) (“OCI”).  Gains and losses deferred in OCI are then recognized in current-period earnings when earnings are affected by the variability of cash flows of the hedged foreign-currency-denominated forecasted transaction (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings).  Changes in the fair value of derivative instruments not designated as hedging instruments are reported in current-period earnings.

Property, Plant and Equipment

Property, plant and equipment, including leasehold and other improvements that extend an asset’s useful life or productive capabilities, are carried at cost less accumulated depreciation and amortization.  Costs incurred for computer software developed or obtained for internal use are capitalized during the application development stage and expensed as incurred during the preliminary project and post-implementation stages.  For financial statement purposes, depreciation is provided principally on the straight-line method over the estimated useful lives of the assets ranging from 3 to 40 years.  Leasehold improvements are amortized on a straight-line basis over the shorter of the lives of the respective leases or the expected useful lives of those improvements.

Investments

The Company’s investments consist principally of available-for-sale securities and equity-method investments.  Available-for-sale securities are recorded at fair value.  Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a component of stockholders’ equity until realized.  Investments in affiliated companies, which are not controlled by the Company but where the Company has the ability to exercise significant influence over, are accounted for using the equity-method where the earnings and losses attributable to the investment are recorded in the accompanying consolidated statements of earnings.

Goodwill and Other Indefinite-lived Intangible Assets

Goodwill is calculated as the excess of the cost of purchased businesses over the fair value of their underlying net assets.  Other indefinite-lived intangible assets principally consist of trademarks.  Goodwill and other indefinite-lived intangible assets are not amortized.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company assesses goodwill and other indefinite-lived intangibles at least annually for impairment as of the beginning of the fiscal fourth quarter, or more frequently if certain events or circumstances warrant.  The Company tests goodwill for impairment at the reporting unit level, which is one level below the Company’s operating segments.  The Company identifies its reporting units by assessing whether the components of its operating segments constitute businesses for which discrete financial information is available and management of each reporting unit regularly reviews the operating results of those components.  Impairment testing is performed in two steps: (i) the Company determines impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.  The impairment test for indefinite-lived intangible assets encompasses calculating a fair value of an indefinite-lived intangible asset and comparing the fair value to its carrying value.  If the carrying value exceeds the fair value, impairment is recorded.

Testing goodwill for impairment requires the Company to estimate fair values of reporting units using significant estimates and assumptions.  The assumptions made will impact the outcome and ultimate results of the testing.  The Company uses industry accepted valuation models and set criteria that are reviewed and approved by various levels of management and, in certain instances, the Company engages third-party valuation specialists to advise it.  To determine fair value of the reporting unit, the Company generally uses an equal weighting of the income and market approaches.  In certain circumstances, equal weighting will not be applied if one of these methods may be less reliable (e.g., only the income approach would be used for reporting units with existing negative margins).  The Company believes both approaches are equally relevant and the most reliable indications of fair value because the fair value of product or service companies is more dependent on the ability to generate earnings than on the value of the assets used in the production process.

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

To determine fair value of other indefinite-lived intangible assets, the Company uses an income approach, the relief-from-royalty method.  This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset.  Other indefinite-lived intangible assets’ fair values require significant judgments in determining both the assets’ estimated cash flows as well as the appropriate discount and royalty rates applied to those cash flows to determine fair value.  Changes in such estimates or the application of alternative assumptions could produce significantly different results.

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  When such events or changes in circumstances occur, a recoverability test is performed comparing projected undiscounted cash flows from the use and eventual disposition of an asset or asset group to its carrying value.  If the projected undiscounted cash flows are less than the carrying value, an impairment would be recorded for the excess of the carrying value over the fair value, which is determined by discounting future cash flows.

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

The Company’s largest customer sells products primarily within the United States and accounted for $907.3 million, or 12%, $951.4 million, or 12%, and $958.8 million, or 14%, of the Company’s consolidated net sales in fiscal 2009, 2008 and 2007, respectively.  This customer accounted for $97.1 million and $109.2 million, or 11%, of the Company’s accounts receivable at June 30, 2009 and 2008, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Revenues from merchandise sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of the risk of loss related to those goods.  In the Americas region, sales are generally recognized at the time the product is shipped to the customer and in the Europe, the Middle East & Africa and Asia/Pacific regions sales are generally recognized based upon the customer’s receipt.  In certain circumstances, transfer of title takes place at the point of sale, for example, at the Company’s retail stores.  Sales at the Company’s retail stores and online are recognized in accordance with a traditional 4-4-5 retail calendar, where each fiscal quarter is comprised of two 4-week periods and one 5-week period, with one extra week in one quarter every seven years.  As a result, the retail quarter-end and the fiscal quarter-end may be different by up to six days.

Revenues are reported on a net sales basis, which is computed by deducting from gross sales the amount of actual product returns received, discounts, incentive arrangements with retailers and an amount established for anticipated product returns.  The Company’s practice is to accept product returns from retailers only if properly requested, authorized and approved.  In accepting returns, the Company typically provides a credit to the retailer against accounts receivable from that retailer.  As a percentage of gross sales, returns were 4.4%, 4.4% and 4.2% in fiscal 2009, 2008 and 2007, respectively.

Payments to Customers

The Company records revenues generated from purchase with purchase promotions as sales and the costs of its purchase with purchase and gift with purchase promotions as cost of sales.  Certain other incentive arrangements require the payment of a fee to customers based on their attainment of pre-established sales levels.  These fees have been recorded as a reduction of Net sales in the accompanying consolidated statements of earnings and were not material to the results of operations in any period presented.

The Company enters into transactions related to advertising, product promotions and demonstrations, some of which involve cooperative relationships with customers.  These activities may be arranged either with unrelated third parties or in conjunction with the customer.  The Company’s share of the cost of these transactions (regardless of to whom they were paid) are reflected in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and were approximately $1,074 million, $1,098 million and $978 million in fiscal 2009, 2008 and 2007, respectively.

Advertising and Promotion

Global net expenses for advertising, merchandising, sampling and promotion were $1,878.8 million, $2,034.6 million and $1,841.9 million in fiscal 2009, 2008 and 2007, respectively, and are expensed as incurred.  These amounts include activities relating to purchase with purchase and gift with purchase promotions that are reflected in net sales and cost of sales.  Excluding the impact of purchase with purchase and gift with purchase promotions, advertising, merchandising, sampling and promotion expenses included in operating expenses were $1,693.1 million, $1,836.1 million and $1,640.9 million in fiscal 2009, 2008 and 2007, respectively.

Research and Development

Research and development costs amounted to $81.6 million, $80.9 million and $74.4 million in fiscal 2009, 2008 and 2007, respectively.  Research and development costs are expensed as incurred.

Shipping and Handling

Shipping and handling expenses of $268.6 million, $284.4 million and $237.9 million in fiscal 2009, 2008 and 2007, respectively, are recorded in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and include distribution center costs, third party logistics costs and outbound freight.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

License Arrangements

The Company’s license agreements provide the Company with worldwide rights to manufacture, market and sell beauty and beauty-related products (or particular categories thereof) using the licensors’ trademarks.  The licenses typically have an initial term of approximately 3 years to 11 years, and are renewable subject to the Company’s compliance with the license agreement provisions.  The remaining terms, including the potential renewal periods, range from approximately 2 years to 21 years.  Under each license, the Company is required to pay royalties to the licensor, at least annually, based on net sales to third parties.

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

Certain license agreements may require minimum royalty payments, incremental royalties based on net sales levels and minimum spending on advertising and promotional activities.  Royalty expenses are accrued in the period in which net sales are recognized while advertising and promotional expenses are accrued at the time these costs are incurred.

Stock-Based Compensation

The Company records stock-based compensation, measured at the fair value of the award, as an expense in the consolidated financial statements.  Upon the exercise of stock options or the vesting of restricted stock units and performance share units, the resulting excess tax benefits, if any, are credited to additional paid-in capital.  Any resulting tax deficiencies will first be offset against those cumulative credits to additional paid-in capital.  Once the cumulative credits to additional paid-in capital are exhausted, tax deficiencies will be recorded to the provision for income taxes.  Excess tax benefits are required to be reflected as financing cash inflows in the accompanying consolidated statements of cash flows.

Income Taxes

The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns.  The net deferred tax assets assume sufficient future earnings for their realization, as well as the continued application of currently anticipated tax rates.  Included in net deferred tax assets is a valuation allowance for deferred tax assets, where management believes it is more-likely-than-not that the deferred tax assets will not be realized in the relevant jurisdiction.  Based on the Company’s assessments, no additional valuation allowance is required.  If the Company determines that a deferred tax asset will not be realizable, an adjustment to the deferred tax asset will result in a reduction of net earnings at that time.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” on July 1, 2007.  As a result, the Company recognized an increase in the liability for unrecognized tax benefits and interest of $13.1 million (after tax) as an adjustment to opening retained earnings.  The Company provides tax reserves for Federal, state, local and international exposures relating to periods subject to audit.  The development of reserves for these exposures requires judgments about tax issues, potential outcomes and timing, and is a subjective critical estimate.  The Company assesses its tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting dates.  For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a tax authority that has full knowledge of all relevant information.  For those tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.  The Company classifies applicable interest and penalties as a component of the provision for income taxes.  Although the outcome relating to these exposures is uncertain, in management’s opinion adequate provisions for income taxes have been made for estimable potential liabilities emanating from these exposures.  In certain circumstances, the ultimate outcome of exposures and risks involves significant uncertainties which render them inestimable.  If actual outcomes differ materially from these estimates, they could have a material impact on the Company’s consolidated results of operations.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Out-of-period Adjustments

The Company evaluates out-of-period adjustments based on their impact on the current year statement of earnings as well as the cumulative effect of adjustments in the current year’s ending balance sheet.  Out-of-period adjustments identified and recorded in the accompanying statements of earnings during fiscal 2009 and 2008 were not material, individually or in the aggregate, to the Company’s consolidated financial statements for all fiscal years affected.  In fiscal 2007 and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company elected to record a one-time cumulative effect adjustment of $24.2 million to opening retained earnings to correct errors in certain balance sheet accounts that arose in previous years.

Recently Adopted Accounting Standards

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events for potential recognition or disclosure in the financial statements and whether that date represents the date the financial statements were issued or were available to be issued.  This standard also provides clarification about circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This standard is effective for interim and annual periods beginning with the Company’s fiscal year ended June 30, 2009.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 requires companies to provide qualitative disclosures about their objectives and strategies for using derivative instruments, quantitative disclosures of the fair values of, and gains and losses on, these derivative instruments in a tabular format, as well as more information about liquidity by requiring disclosure of a derivative contract’s credit-risk-related contingent features.  SFAS No. 161 also requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments.  The Company adopted this disclosure-only standard beginning in its fiscal 2009 third quarter (see Note 11).

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

In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date for FASB Statement No. 157” (“FSP No. FAS 157-2”).  This FSP permits the delayed application of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, as defined in this FSP, except for those that are recognized or disclosed at fair value in the financial statements at least annually, until the beginning of the Company’s fiscal 2010.  As of July 1, 2008, the Company adopted SFAS No. 157 (see Note 12), with the exception of its application to nonfinancial assets and nonfinancial liabilities, which the Company will defer in accordance with FSP No. FAS 157-2 until the beginning of fiscal 2010.  Nonfinancial assets and nonfinancial liabilities principally consist of intangible assets acquired through business combinations, long-lived assets when assessing potential impairment, and liabilities associated with restructuring activities.  The Company is currently evaluating the impact of the provisions for such nonfinancial assets and nonfinancial liabilities on its consolidated financial statements.

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

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. FAS 157-4”).  This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157 when there has been a significant decrease in market activity for a financial asset.  An entity is required to base its conclusion about whether a transaction was distressed on the weight of the evidence presented.  This FSP also re-affirms that the objective of fair value, when the market for an asset is not active, is the price that would be received to sell the asset in an orderly market (as opposed to a distressed or forced transaction).  Additional enhanced disclosures are also required in accordance with this FSP.  FSP No. FAS 157-4 must be applied prospectively and is effective for interim and annual periods ending after June 15, 2009.  The adoption of this standard did not have an impact on the Company’s consolidated financial statements as its financial assets are currently valued in active markets.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value.  An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred.  SFAS No. 159 became effective for the Company as of July 1, 2008.  As the Company did not elect the fair value option for its financial instruments, the adoption of this standard did not have an impact on its consolidated financial statements.

Recently Issued Accounting Standards

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”).  SFAS No. 168 establishes the FASB Accounting Standards CodificationTM (the “Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the United States Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  SFAS No. 168 and the Codification become effective for the Company’s September 30, 2009 interim consolidated financial statements.  The Company does not expect SFAS No. 168 or the Codification to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”).  SFAS No. 167 eliminates the exception to consolidate a qualifying special-purpose entity, changes the approach to determining the primary beneficiary of a variable interest entity and requires companies to more frequently re-assess whether they must consolidate variable interest entities.  Under the new guidance, the primary beneficiary of a variable interest entity is identified qualitatively as the enterprise that has both (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  SFAS No. 167 becomes effective for the Company’s fiscal 2011 year-end and interim reporting periods thereafter.  The Company does not expect SFAS No. 167 to have a material impact on its consolidated financial statements.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably determined.  If the fair value of such assets or liabilities cannot be reasonably determined, then they would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss — an interpretation of FASB Statement No. 5.”  This FSP also amends the subsequent accounting for assets and liabilities arising from contingencies in a business combination and certain other disclosure requirements.  This FSP is effective for assets or liabilities arising from contingencies in business combinations that are consummated during the Company’s fiscal 2010.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 160 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Among other requirements, SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is to be reported as a separate component of equity in the consolidated financial statements.  SFAS No. 160 also requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest and to disclose those amounts on the face of the consolidated statement of earnings.  SFAS No. 160 must be applied prospectively for fiscal years, and interim periods within those fiscal years, beginning in the Company’s fiscal 2010, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented.

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

NOTE 3 — INVENTORY AND PROMOTIONAL MERCHANDISE

	June 30
	2009	2008
	(In millions)
Inventory and promotional merchandise, net consists of:
Raw materials	$188.5	$205.4
Work in process	43.8	56.8
Finished goods	375.6	494.7
Promotional merchandise	187.1	230.3
	$795.0	$987.2

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT

	June 30
Asset (Useful Life)	2009	2008
	(In millions)

Land	$14.5	$14.9
Buildings and improvements (10 to 40 years)	183.2	183.5
Machinery and equipment (3 to 10 years)	1,080.2	1,008.9
Furniture and fixtures (5 to 10 years)	86.1	95.6
Leasehold improvements	1,112.8	1,090.7
	2,476.8	2,393.6
Less accumulated depreciation and amortization	1,450.1	1,350.5
	$1,026.7	$1,043.1

The cost of assets related to projects in progress of $144.9 million and $129.0 million as of June 30, 2009 and 2008, respectively, is included in their respective asset categories above.  Depreciation and amortization of property, plant and equipment was $240.2 million, $233.9 million and $198.1 million in fiscal 2009, 2008 and 2007, respectively.  Depreciation and amortization related to the Company’s manufacturing process is included in Cost of sales and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fourth quarter of fiscal 2009, the Company recorded non-cash impairment charges of $8.5 million to reduce the net carrying value of certain retail store and counter assets to their estimated fair value, which was determined based on discounted expected future cash flows.  Lower than expected operating cash flow performance relative to the affected assets, restructuring activities, revisions in internal forecasts and the impact of the current economic environment on their projected future results of operations indicated that the carrying value of the related long-lived assets were not recoverable.  These asset impairment charges primarily related to the Company’s skin care and makeup businesses in the Americas region and are included in Impairment of intangible and other long-lived assets in the accompanying consolidated statements of earnings.

NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS

During fiscal 2009, the Company acquired Applied Genetics Incorporated Dermatics (“AGI”), a manufacturer of cosmetics ingredients.  In addition, the Company acquired businesses engaged in the wholesale distribution and retail sale of Aveda products.  These activities were predominantly related to the Company’s skin care and hair care businesses and resulted in increases to goodwill of $42.5 million and other intangible assets of $19.9 million as of June 30, 2009.

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

Goodwill

The Company assigns goodwill of a reporting unit to the product category in which that reporting unit predominantly operates at the time of its acquisition.  The change in the carrying amount of goodwill is as follows:

	Year Ended or at June 30
(In millions)	2007	Additions	Impairments	Translation	2008	Additions	Impairments	Translation	2009
Skin Care	$14.3	$5.7	$—	$2.4	$22.4	$42.6	$(14.3)	$(1.5)	$49.2
Makeup	245.8	5.9	—	0.7	252.4	6.1	—	(0.4)	258.1
Fragrance	54.5	—	—	0.4	54.9	0.1	—	(0.3)	54.7
Hair Care	336.7	41.3	—	1.2	379.2	26.2	—	(7.5)	397.9
Total	$651.3	$52.9	$—	$4.7	$708.9	$75.0	$(14.3)	$(9.7)	$759.9

During the third quarter of fiscal 2009, the Company concluded that the Darphin reporting unit met certain indicators triggering an interim impairment review of goodwill and trademarks.  Those indicators included a decline in recent operating activities, restructuring activities, revisions in internal forecasts and an application of the Company’s continued decline in market capitalization to this reporting unit.  The Company performed an interim impairment test for goodwill and trademarks as of March 31, 2009 on this reporting unit.  After adjusting the carrying value of the trademark (see below), the Company completed step one of the impairment test for goodwill and concluded that the fair value of the Darphin reporting unit was in excess of its carrying value including goodwill.

During the fourth quarter of fiscal 2009, the Company completed its annual goodwill impairment test and, due to a continued decline in operating results during the fourth quarter and additional revisions to internal forecasts, recorded a goodwill impairment charge related to the Darphin reporting unit of $12.5 million at the exchange rate in effect at that time, primarily in the skin care product category and in the Europe, the Middle East & Africa region.  Due to the same factors, the Company recorded other goodwill impairment charges of $1.8 million, primarily in the skin care product category and in the Americas region.

Other Intangible Assets

Other intangible assets include trademarks and patents, as well as license agreements and other intangible assets resulting from or related to businesses and assets purchased by the Company.  Indefinite-lived intangible assets (e.g., trademarks) are not subject to amortization and are assessed at least annually for impairment during the fiscal fourth quarter, or more frequently if certain events or circumstances warrant.  Other intangible assets (e.g., non-compete agreements, customer lists) are amortized on a straight-line basis over their expected period of benefit, approximately 5 years to 14 years.  Intangible assets related to license agreements are amortized on a straight-line basis over their useful lives based on the term of the respective agreement, currently approximately 10 years.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other intangible assets consist of the following:

	June 30, 2009			June 30, 2008
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Amortizable intangible assets:
Customer lists and other	$199.2	$115.9	$83.3	$184.5	$102.8	$81.7
License agreements	43.2	43.0	0.2	43.2	28.1	15.1
	242.4	158.9	83.5	227.7	130.9	96.8
Non-amortizable intangible assets:
Trademarks and other	73.4	6.8	66.6	99.7	4.6	95.1
Total intangible assets	$315.8	$165.7	$150.1	$327.4	$135.5	$191.9

The aggregate amortization expense related to amortizable intangible assets for the years ended June 30, 2009, 2008 and 2007 was $11.5 million, $14.0 million and $6.3 million, respectively.  The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

	Estimated Expense in Fiscal
	2010	2011	2012	2013	2014
	(In millions)

Aggregate amortization expense	$9.5	$9.3	$8.9	$8.5	$6.2

As previously discussed, the Company performed an interim impairment test as of March 31, 2009 for trademarks related to the Darphin reporting unit.  The Company concluded that the carrying value of the Darphin trademark exceeded its estimated fair value and, as a result, recognized an impairment charge of $12.3 million at the exchange rate in effect at that time.  This charge was reflected in the skin care product category and in the Europe, the Middle East & Africa region.  In addition, during the third quarter of fiscal 2009, the Company identified a license agreement intangible asset which was tested for impairment based upon a history of operating losses in excess of projections and revisions in internal forecasts.  The Company determined that the intangible asset was impaired and therefore recorded an asset impairment charge of $2.3 million in the fragrance product category and in the Americas region.

During the fourth quarter of fiscal 2009, the Company identified intangible assets related to the Michael Kors license agreement, as well as distributor relationships and core ingredients technology, to test for impairment due to lower than expected operating cash flow performances and the impact of the current economic environment on their projected future operating results.  The Company determined that the intangible assets were impaired and therefore recorded asset impairment charges of $14.7 million in the fragrance and skin care product categories and in the Americas region.

The Company completed its annual impairment test of indefinite-lived intangible assets during the fourth quarter of fiscal 2009.  Due to the current economic environment and revised expectations regarding future net sales generated from the use of Ojon and Bumble and bumble trademarks, the Company determined that their carrying values exceeded the estimated fair value, by approximately $9.8 million, predominantly in the hair care product category and in the Americas region.  Additionally, during the fourth quarter of fiscal 2009, the Company wrote-off approximately $1.2 million of trademarks, primarily in the makeup and skin care product categories and in the Americas region, which are no longer expected to generate operating cash flows.

NOTE 6 — ACQUISITION OF BUSINESSES

During fiscal 2009, the Company acquired AGI.  The purchase price was paid in cash at closing.  During fiscal 2008, the Company acquired Ojon Corporation.  In conjunction with this acquisition, the Company purchased, from an unrelated party, the exclusive rights to sell and distribute Ojon products worldwide.  The initial purchase price was funded by cash, the issuance of commercial paper and the issuance of two promissory notes, as described in Note 10.  The purchase agreement also provides for an additional payment, which is expected to be made in fiscal 2013, contingent upon the attainment of certain net sales targets of Ojon products.  During fiscal 2007, the Company purchased the remaining minority equity interests in Bumble and Bumble Products, LLC and Bumble and Bumble, LLC, which have been accounted for as indefinite-lived intangible assets.

At various times during fiscal 2009, 2008 and 2007, the Company also acquired businesses engaged in the wholesale distribution and retail sale of the Company’s products in the United States and other countries and made earn-out payments related to the acquisition of the Bobbi Brown brand.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate cost for these activities, which includes purchase price, earn-out payments and acquisition costs, was $68.4 million, $150.8 million, and $61.2 million in fiscal 2009, 2008 and 2007, respectively.  The results of operations for each of the acquired businesses are included in the accompanying consolidated financial statements commencing with its date of original acquisition.  Pro forma results of operations as if each of such businesses had been acquired as of the beginning of the year of acquisition and as of the prior-year period have not been presented, as the impact on the Company’s consolidated financial results would not have been material.

NOTE 7 — CHARGES ASSOCIATED WITH RESTRUCTURING ACTIVITIES

In an effort to drive down costs and achieve synergies within the organization, in February 2009, the Company announced the implementation of a multi-faceted cost savings program (the “Program”) to position itself to achieve long-term profitable growth.  The Company anticipates the Program will result in related restructuring and other special charges in fiscal 2009 and over the next few fiscal years totaling between $350 million and $450 million before taxes.

The Program focuses on a redesign of the Company’s organizational structure in order to integrate it in a more cohesive way and operate more globally across brands and functions.  The principal aspect of the Program is the reduction of the workforce by approximately 2,000 employees.  Specific actions taken during fiscal 2009 included:

•                  Resize and Reorganize the Organization — The Company began the realignment and optimization of its organization to better leverage scale, improve productivity and reduce complexity in each region and across various functions.  This included reduction of the workforce, which occurred through the consolidation of certain functions through a combination of normal attrition and job eliminations, and a rationalization of manufacturing capacity via the scheduled closure of one of the Company’s manufacturing and assembly plants.

•                  Exit Unprofitable Operations — To improve the profitability in certain of the Company’s brands and regions, the Company has selectively exited certain channels of distribution, categories and markets.  In doing so, the Company incurred costs to reduce workforce, terminate contracts, write off fixed assets and discontinue certain product lines and stock-keeping units.

•                  Outsourcing — In order to balance the growing need for information technology support with the Company’s efforts to provide the most efficient and cost effective solutions, the Company initiated the outsourcing of certain information technology processes.  The Company incurred costs to eliminate certain related headcount and to transition services to an outsource provider.

For the year ended June 30, 2009, aggregate restructuring charges of $70.3 million were recorded in the accompanying consolidated statements of earnings related to the Program.  These charges primarily reflected employee-related costs, asset write-offs, contract terminations and other exit costs.

The following table presents the restructuring activity as of and for the year ended June 30, 2009 under the Program:

	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Charges	$60.9	$4.2	$3.4	$1.8	$70.3
Cash payments	(7.5)	—	(0.5)	(1.6)	(9.6)
Non-cash write-offs	—	(4.2)	—	—	(4.2)
Translation adjustments	0.6	—	—	—	0.6
Other adjustments	(2.4)	—	—	—	(2.4)
Balance at June 30, 2009	$51.6	$—	$2.9	$0.2	$54.7

Accrued restructuring charges at June 30, 2009 are expected to result in cash expenditures funded from cash provided by operations of approximately $48 million, $6 million and $1 million in fiscal 2010, 2011 and 2012, respectively.

The total amount of restructuring charges incurred plus other initiatives approved through June 30, 2009, include approximately $75 million for employee-related costs, approximately $6 million in asset write-offs and approximately $8 million of contract terminations and other exit costs.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company incurred other special charges in connection with the implementation of the Program for the year ended June 30, 2009 of $10.1 million related to consulting, other professional services, and accelerated depreciation.  The total amount of other special charges expected to be incurred to implement these initiatives, including those incurred through June 30, 2009, is approximately $36 million.  In addition to the other special charges, the Company recorded $8.1 million reflecting sales returns (less a related cost of sales of $1.2 million) and a write-off of inventory associated with exiting unprofitable operations of $8.0 million.

During the year ended June 30, 2009, the Company recorded a gain of $3.6 million related to excess accruals that were recorded as other special charges in prior years.

Total charges associated with restructuring activities included in operating income for the year ended June 30, 2009 were $91.7 million.

NOTE 8 — INCOME TAXES

The provision for income taxes is comprised of the following:

	Year Ended June 30
	2009	2008	2007
	(In millions)
Current:
Federal	$19.0	$141.4	$66.6
Foreign	174.5	214.1	166.7
State and local	30.6	20.0	12.0
	224.1	375.5	245.3

Deferred:
Federal	(84.0)	(110.9)	11.3
Foreign	(23.6)	(4.1)	(4.8)
State and local	(0.6)	(0.6)	3.4
	(108.2)	(115.6)	9.9
	$115.9	$259.9	$255.2

A reconciliation between the provision for income taxes computed by applying the statutory Federal income tax rate to earnings before income taxes and minority interest and the actual provision for income taxes is as follows:

	Year Ended June 30
	2009	2008	2007
	($ in millions)

Provision for income taxes at statutory rate	$119.9	$260.3	$248.9
Increase (decrease) due to:
State and local income taxes, net of Federal tax benefit	5.3	(5.9)	11.2
Effect of foreign operations	0.8	4.3	(0.5)
IRS Appeals Division tax settlement	(19.2)	—	—
AJCA incremental dividend	—	—	(5.7)
Other nondeductible expenses	9.8	3.5	3.4
Tax credits	(3.5)	(4.2)	(3.0)
Other, net	2.8	1.9	0.9
Provision for income taxes	$115.9	$259.9	$255.2

Effective tax rate	33.8%	34.9%	35.9%

The $19.2 million benefit recognized in fiscal 2009, net of tax, resulted from reaching a formal settlement with the Appeals Division of the IRS concerning disputed U.S. foreign tax credit determinations.

The state and local tax benefit of $5.9 million in fiscal 2008 included the favorable resolution of several state and local income tax examinations as well as statute lapses.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Federal income and foreign withholding taxes have not been provided on approximately $975 million of undistributed earnings of international subsidiaries at June 30, 2009.  The Company intends to reinvest these earnings in its foreign operations indefinitely, except where it is able to repatriate these earnings to the United States without material incremental tax provision.  As of June 30, 2008 and 2007, the Company had not provided federal income and foreign withholding taxes on approximately $813 million and $539 million, respectively, of undistributed earnings of international subsidiaries.  The determination and estimation of the future income tax consequences in all relevant taxing jurisdictions involves the application of highly complex tax laws in the countries involved, particularly in the United States, and is based on the tax profile of the Company in the year of earnings repatriation.  Accordingly, it is not practicable to determine the amount of tax associated with such undistributed earnings.

Significant components of the Company’s deferred income tax assets and liabilities as of June 30, 2009 and 2008 were as follows:

	2009	2008
	(In millions)
Deferred tax assets:
Compensation related expenses	$84.0	$80.9
Inventory obsolescence and other inventory related reserves	59.5	61.5
Retirement benefit obligations	88.1	41.9
Various accruals not currently deductible	131.3	111.6
Net operating loss, credit and other carryforwards	27.1	11.0
Unrecognized state tax benefits and accrued interest	45.8	41.0
Other differences between tax and financial statement values	74.7	53.9
	510.5	401.8
Valuation allowance for deferred tax assets	(23.5)	(7.2)
Total deferred tax assets	487.0	394.6

Deferred tax liabilities:
Depreciation and amortization	(127.8)	(150.4)
Other differences between tax and financial statement values	(0.5)	(4.3)
Total deferred tax liabilities	(128.3)	(154.7)
Total net deferred tax assets	$358.7	$239.9

As of June 30, 2009 and 2008, the Company had current net deferred tax assets of $202.7 million and $184.6 million, respectively, which are included in Prepaid expenses and other current assets in the accompanying consolidated balance sheets.  In addition, the Company had noncurrent net deferred tax assets of $156.0 million and $55.3 million as of June 30, 2009 and 2008, respectively, which are included in Other assets in the accompanying consolidated balance sheets.

As of June 30, 2009 and 2008, certain subsidiaries had net operating loss and other carryforwards for tax purposes of approximately $96 million and $40 million, respectively.  With the exception of $77.4 million of net operating loss and other carryforwards with an indefinite carryforward period as of June 30, 2009, these carryforwards expire at various dates through fiscal 2029.  Deferred tax assets, net of valuation allowances, in the amount of $4.2 million and $4.5 million as of June 30, 2009 and 2008, respectively, have been recorded to reflect the tax benefits of the carryforwards not utilized to date.

A full valuation allowance has been provided for those deferred tax assets for which, in the opinion of management, it is more-likely-than-not that the deferred tax assets will not be realized.

Earnings before income taxes and minority interest include amounts contributed by the Company’s international operations of approximately $674 million, $905 million and $696 million for fiscal 2009, 2008 and 2007, respectively.  A portion of these earnings are taxed in the United States.

As of June 30, 2009 and June 30, 2008, the Company had gross unrecognized tax benefits of $259.1 million and $199.0 million, respectively.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $133.4 million.  The total gross accrued interest and penalties during the fiscal years ended June 30, 2009 and June 30, 2008 in the accompanying consolidated statements of earnings were $17.2 million and $12.0 million, respectively.  The total gross accrued interest and penalties in the accompanying consolidated balance sheets at June 30, 2009 and June 30, 2008 were $67.9 million and $54.0 million, respectively.  A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009
(In millions)

Balance of gross unrecognized tax benefits as of July 1, 2008	$199.0
Gross amounts of increases as a result of tax positions taken during a prior period	75.1
Gross amounts of decreases as a result of tax positions taken during a prior period	(22.0)
Gross amounts of increases as a result of tax positions taken during the current period	14.8
Amounts of decreases in the unrecognized tax benefits relating to settlements with taxing authorities	(5.6)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statutes of limitations	(2.2)
Balance of gross unrecognized tax benefits as of June 30, 2009	$259.1

Included in the balance of gross unrecognized tax benefits at June 30, 2009 are $72.6 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

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

The Company is currently undergoing a U.S. federal income tax audit as well as examinations and controversies in several state, local and international jurisdictions.  These matters are in various stages of completion and involve complex multi-jurisdictional issues common among multinational enterprises, including transfer pricing, that may require an extended period of time for resolution.  During the fourth quarter of fiscal 2008, the IRS completed the examination phase of fiscal years 2002 through 2005.  During fiscal 2008, the Company presented disputed computations concerning U.S. foreign tax credit determinations to the Appeals Division of the IRS and a claim was entered pursuant to an administrative process of the tax treaty between the U.S. and Belgium (commonly referred to as the “Competent Authority” process).  During the fourth quarter of fiscal 2009, the Company reached a formal settlement with the Appeals Division.  As a result of the settlement, the Company has recognized a tax and interest benefit of $19.2 million, net of tax.  This benefit favorably impacted the Company’s fiscal 2009 effective tax rate but had no impact on the amount of unrecognized tax benefits or related interest.  A resolution of remaining computations in dispute is subject to the outcome of the Company’s pending Competent Authority claim.

Notwithstanding the Company’s pending Competent Authority claim, the Company reached a tentative agreement with the IRS concerning the examination adjustments proposed for fiscal years 2002 through 2005 in the fourth quarter of fiscal 2008.  Also in the fourth quarter of fiscal 2008, the Company made a cash payment of $35.0 million to the U.S. Treasury as an advance deposit in anticipation of a formal resolution to the tentatively agreed-to adjustments.  Although the advance deposit limits the accrual of additional interest that would be due to the U.S. Treasury, there is no impact on the amount of unrecognized tax benefits until a final agreement is reached.  Separately, during the third quarter of fiscal 2009, the IRS commenced an examination of fiscal years 2006 through 2008.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had been notified of a disallowance of tax deductions claimed by its subsidiary in Spain for the fiscal years 1999 through 2002.  As a result, the subsidiary was reassessed corporate income tax of $2.9 million for this period, at current exchange rates.  An appeal against this reassessment was filed with the Chief Tax Inspector.  On July 18, 2005, the final assessment made by the Chief Tax Inspector was received, confirming the reassessment made by the tax auditors.  During fiscal 2006, an appeal against this final assessment was filed with the Madrid Regional Economic Administrative Tribunal (“TEAR”).  In view of the TEAR’s silence, during fiscal 2007 the claim was presumed to be dismissed and an appeal was filed against it with the Central Economic-Administrative Tribunal (“TEAC”).  During the fourth quarter of fiscal 2008, the TEAC dismissed the claim and, on June 10, 2008, the Company filed an appeal for judicial review with the National Appellate Court.  During fiscal 2009, the Company completed the appeal proceedings with the National Appellate Court and awaits the court’s decision.  While no assurance can be given as to the outcome in respect of this assessment and pending appeal in the Spanish courts, management believes it is more-likely-than-not that the subsidiary will be successful in its defense against the assessment and continues to measure the full amount of the tax benefit.  Accordingly, no tax reserve has been established for this potential exposure.

During fiscal 2009, the Company concluded various state, local and foreign income tax audits and examinations while several other matters, including those noted above, remained pending.  On the basis of the information available in this regard as of June 30, 2009, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in a range of $30 million to $60 million within 12 months as a result of projected resolutions of global tax examinations and controversies and a potential lapse of the applicable statutes of limitations.

The tax years subject to examination vary depending on the tax jurisdiction.  As of June 30, 2009, the following tax years remain subject to examination by the major tax jurisdictions indicated:

Major Jurisdiction	Open Fiscal Years

Belgium	2005–2009
Canada	2001–2009
France	2006–2009
Germany	1999–2009
Japan	2006–2009
Korea	2004–2009
Spain	1999–2002, 2005–2009
Switzerland	2006–2009
United Kingdom	2008–2009
United States	2002–2009
State of California	2002–2009
State of Minnesota	2001–2009
State of New York	2007–2009

The Company is also subject to income tax examinations in numerous other state, local and foreign jurisdictions.  The Company believes that its tax reserves are adequate for all years subject to examination.

NOTE 9 — OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	June 30
	2009	2008
	(In millions)
Advertising, merchandising and sampling	$321.1	$356.9
Employee compensation	280.8	303.7
Payroll and other taxes	94.8	68.9
Restructuring	48.2	0.4
Other	317.5	337.7
	$1,062.4	$1,067.6

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — DEBT

The Company’s short-term and long-term debt and available financing consist of the following:

	Debt at		Available financing at June 30
	June 30		Committed		Uncommitted
(In millions)	2009	2008	2009	2008	2009	2008
6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”)	$296.3	$296.2	$—	$—	$—	$—
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”)	197.5	197.5	—	—	—	—
5.55% Senior Notes, due May 15, 2017 (“2017 Senior Notes”)	324.1	310.4	—	—	—	—
7.75% Senior Notes, due November 1, 2013 (“2013 Senior Notes”)	299.8	—	—	—	—	—
6.00% Senior Notes, due January 15, 2012 (“2012 Senior Notes”)	244.2	242.0	—	—	—	—
$13.5 million promissory note due August 31, 2012	15.2	15.7	—	—	—	—
$7.0 million promissory note due July 31, 2009	7.7	7.4	—	—	—	—
Commercial paper	—	83.9	—	—	750.0	666.1
Turkish lira overdraft borrowing facility	12.5	13.1	—	—	7.1	3.2
Loan participation notes	—	—	—	—	150.0	150.0
March 2010 Japanese yen revolving credit facility	—	—	15.7	—	—	—
March 2012 Japanese yen revolving credit facility	—	—	15.7	—	—	—
Other long-term borrowings	10.5	9.0	—	—	—	—
Other short-term borrowings	13.6	21.7	—	28.5	178.0	178.2
Revolving credit facility	—	—	750.0	750.0	—	—
	1,421.4	1,196.9	$781.4	$778.5	$1,085.1	$997.5
Less short-term debt including current maturities	(33.8)	(118.7)
	$1,387.6	$1,078.2

As of June 30, 2009, the Company had outstanding $296.3 million of 2037 Senior Notes consisting of $300.0 million principal and unamortized debt discount of $3.7 million.  The 2037 Senior Notes, when issued in May 2007, were priced at 98.722% with a yield of 6.093%.  Interest payments are required to be made semi-annually on May 15 and November 15.  In April 2007, in anticipation of the issuance of the 2037 Senior Notes, the Company entered into a series of forward-starting interest rate swap agreements on a notional amount totaling $210.0 million at a weighted average all-in rate of 5.45%.  The forward-starting interest rate swap agreements were settled upon the issuance of the new debt and the Company recognized a loss in other comprehensive income of $0.9 million that will be amortized to interest expense over the life of the 2037 Senior Notes.  As a result of the forward-starting interest rate swap agreements, the debt discount and debt issuance costs, the effective interest rate on the 2037 Senior Notes will be 6.181% over the life of the debt.

As of June 30, 2009, the Company had outstanding $197.5 million of 2033 Senior Notes consisting of $200.0 million principal and unamortized debt discount of $2.5 million.  The 2033 Senior Notes, when issued in September 2003, were priced at 98.645% with a yield of 5.846%.  Interest payments are required to be made semi-annually on April 15 and October 15.  In May 2003, in anticipation of the issuance of the 5.75% Senior Notes, the Company entered into a series of treasury lock agreements on a notional amount totaling $195.0 million at a weighted average all-in rate of 4.53%.  The treasury lock agreements were settled upon the issuance of the new debt and the Company received a payment of $15.0 million that will be amortized against interest expense over the life of the 2033 Senior Notes.  As a result of the treasury lock agreements, the debt discount and debt issuance costs, the effective interest rate on the 2033 Senior Notes will be 5.395% over the life of the debt.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2009, the Company had outstanding $324.1 million of 2017 Senior Notes consisting of $300.0 million principal, an unamortized debt discount of $0.4 million, and a $24.5 million adjustment to reflect the fair value of outstanding interest rate swaps.  The 2017 Senior Notes, when issued in May 2007, were priced at 99.845% with a yield of 5.570%.  Interest payments are required to be made semi-annually on May 15 and November 15.  In April 2007, the Company entered into interest rate swap agreements with a notional amount totaling $250.0 million to effectively convert the fixed rate interest on its outstanding 2017 Senior Notes to variable interest rates based on six-month LIBOR.

As of June 30, 2009, the Company had outstanding $299.8 million of 2013 Senior Notes consisting of $300.0 million principal and an unamortized debt discount of $0.2 million.  The 2013 Senior Notes, when issued in November 2008, were priced at 99.932% with a yield of 7.767%.  Interest payments are required to be made semi-annually on May 1 and November 1.

As of June 30, 2009, the Company had outstanding $244.2 million of 2012 Senior Notes consisting of $250.0 million principal, an unamortized debt discount of $0.3 million, and a $5.5 million adjustment to reflect the remaining termination value of an interest rate swap.  The 2012 Senior Notes, when issued in January 2002, were priced at 99.538% with a yield of 6.062%.  Interest payments are required to be made semi-annually on January 15 and July 15.  In May 2003, the Company entered into an interest rate swap agreement with a notional amount of $250.0 million to effectively convert the fixed rate interest on its outstanding 2012 Senior Notes to variable interest rates based on six-month LIBOR.  In April 2007, the Company terminated this interest rate swap.  The instrument, which was classified as a liability, had a fair value of $11.1 million at cash settlement, which included $0.9 million of accrued interest payable to the counterparty.  Hedge accounting treatment was discontinued prospectively and the offsetting adjustment to the carrying amount of the related debt will be amortized to interest expense over the remaining life of the debt.

The purchase price related to the July 2007 acquisition of Ojon Corporation included (i) a promissory note due July 31, 2009 with a notional value of $7.0 million and capitalized interest of $0.7 million (present value of $7.7 million at June 30, 2009), bearing interest at 10.00% due at maturity and (ii) a promissory note due August 31, 2012 with a notional amount of $13.5 million and unamortized premium of $1.7 million (present value of $15.2 million at June 30, 2009), bearing interest at 10.00% payable annually on July 31.  These notes were recorded in the accompanying consolidated balance sheet at present value using effective rates of 5.11% and 5.42%, respectively.

The Company has a $750.0 million commercial paper program under which it may issue commercial paper in the United States.  The Company’s commercial paper is currently rated A-1 by Standard & Poor’s and P-1 by Moody’s.  The Company’s long-term credit ratings are A with a negative outlook by Standard & Poor’s and A2 with a stable outlook by Moody’s.  At June 30, 2009, there was no commercial paper outstanding.

As of June 30, 2009, the Company had an overdraft borrowing agreement with a financial institution pursuant to which its subsidiary in Turkey may be credited to satisfy outstanding negative daily balances arising from its business operations.  The total balance outstanding at any time shall not exceed 30.0 million Turkish lira ($19.6 million at the exchange rate at June 30, 2009).  The interest rate applicable to each such credit shall be up to a maximum of 175 basis points per annum above the spot rate charged by the lender or the lender’s floating call rate agreed to by the Company at each borrowing.  There were no debt issuance costs incurred related to this agreement.  The outstanding balance at June 30, 2009 ($12.5 million at the exchange rate at June 30, 2009) is classified as short-term debt on the Company’s consolidated balance sheet.

As of June 30, 2009, the Company had a fixed rate promissory note agreement with a financial institution pursuant to which the Company may borrow up to $150.0 million in the form of loan participation notes through one of its subsidiaries in Europe.  The interest rate on borrowings under this agreement is at an all-in fixed rate determined by the lender and agreed to by the Company at the date of each borrowing.  At June 30, 2009, no borrowings were outstanding under this agreement.  Debt issuance costs incurred related to this agreement were de minimis.

As of June 30, 2009, the Company had a 1.5 billion Japanese yen ($15.7 million at the exchange rate at June 30, 2009) revolving credit facility that expires on March 31, 2010 and a 1.5 billion Japanese yen ($15.7 million at the exchange rate at June 30, 2009) revolving credit facility that expires on March 31, 2012.  The interest rates on borrowings under these credit facilities are based on TIBOR (Tokyo Interbank Offered Rate) plus .45% and .75%, respectively and the facility fees incurred on undrawn balances are 15 basis points and 25 basis points, respectively.  At June 30, 2009, no borrowings were outstanding under these facilities.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has an undrawn $750.0 million senior unsecured revolving credit facility that expires on April 26, 2012.  This facility may be used primarily to provide credit support for the Company’s commercial paper program, to repurchase shares of its common stock and for general corporate purposes.  Up to the equivalent of $250 million of the credit facility is available for multi-currency loans.  The interest rate on borrowings under the credit facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or ½% plus the Federal funds rate.  The Company incurred costs of approximately $0.3 million to establish the facility which will be amortized over the term of the facility.  The credit facility has an annual fee of $0.4 million, payable quarterly, based on the Company’s current credit ratings.  This facility also contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $50.0 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under this facility.  As of June 30, 2009, the Company was in compliance with all related financial and other restrictive covenants, including limitations on indebtedness and liens.  The financial covenant of this facility requires an interest expense coverage ratio of greater than 3:1 as of the last day of each fiscal quarter.  There are no other conditions where the lender’s commitments may be withdrawn, other than certain events of default, as defined in the facility, which are customary for facilities of this type.

The Company maintains uncommitted credit facilities in various regions throughout the world.  Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings.  During fiscal 2009 and 2008, the monthly average amount outstanding was approximately $28.2 million and $17.4 million, respectively, and the annualized monthly weighted average interest rate incurred was approximately 13.4% and 5.76%, respectively.

Refer to Note 14 for the Company’s projected debt service payments over the next five fiscal years.

NOTE 11 — DERIVATIVE FINANCIAL INSTRUMENTS

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheet as of June 30, 2009 are presented as follows:

	Asset Derivatives		Liability Derivatives
(In millions)	Balance Sheet Location	Fair Value (1)	Balance Sheet Location	Fair Value (1)
Derivatives Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$13.9	Other accrued liabilities	$(24.9)
Interest rate swap contracts	Other assets	24.5	Not applicable	—
Total Derivatives Designated as Hedging Instruments		38.4		(24.9)

Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	2.8	Other accrued liabilities	(1.3)
Total Derivatives		$41.2		$(26.2)

(1) See Note 12 — Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments for the year ended June 30, 2009 are presented as follows:

(In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) (1)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (1) (2)
Derivatives in Cash Flow Hedging Relationships:
Foreign currency forward contracts	$16.5	Cost of sales	$6.8
		Selling, general and administrative	19.3
Total derivatives	$16.5		$26.1

(1) See Note 18 — Accumulated Other Comprehensive Income (Loss) for additional information on changes to other accumulated comprehensive income (loss).

(2) The amount of gain (loss) recognized in earnings related to the amount excluded from effectiveness testing was $1.4 million for the fiscal year ended June 30, 2009.  There was no gain (loss) recognized in earnings related to the ineffective portion of the hedging relationships for the fiscal year ended June 30, 2009.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions)	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives (1)
Derivatives in Fair Value Hedging Relationships:
Interest rate swap contracts	Interest expense, net	$13.6

(1) Changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt.

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments for the year ended June 30, 2009 are presented as follows:

(In millions)	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Selling, general and administrative	$(0.7)

Foreign Currency Cash-Flow Hedges

The Company enters into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that the Company receives from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  The Company also enters into foreign currency option contracts to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as foreign currency cash-flow hedges and have varying maturities through the end of June 2010.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology.  The ineffective portion of both foreign currency forward and option contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income (loss) are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in accumulated other comprehensive income (loss) are reclassified to current-period earnings.  As of June 30, 2009, the Company’s foreign currency cash-flow hedges were highly effective, in all material respects.  The estimated net gain (loss) as of June 30, 2009 that is expected to be reclassified from accumulated other comprehensive income (loss) into earnings within the next twelve months is $10.4 million.

At June 30, 2009, the Company had foreign currency forward contracts in the amount of $1,260.8 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the British pound ($239.1 million), Euro ($212.5 million), Swiss franc ($206.8 million), Canadian dollar ($168.0 million), Hong Kong dollar ($79.4 million), Japanese yen ($76.0 million) and Australian dollar ($69.6 million).

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value Hedges

The Company enters into interest rate derivative contracts to manage its exposure to interest rate fluctuations on its funded indebtedness and anticipated issuance of debt for periods consistent with the identified exposures.  The Company has interest rate swap agreements, with a notional amount totaling $250.0 million, to effectively convert the fixed rate interest on its 2017 Senior Notes to variable interest rates based on six-month LIBOR.  These interest rate swap agreements are designated as fair value hedges of the related long-term debt and the changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt.  As of June 30, 2009, these fair-value hedges were highly effective in all material respects.  Information regarding the Company’s interest rate swap agreements is presented in the following table:

	Year Ended or at June 30, 2009			Year Ended or at June 30, 2008
	Notional	Weighted Average		Notional	Weighted Average
($ in millions)	Amount	Pay Rate	Receive Rate	Amount	Pay Rate	Receive Rate
Interest rate swaps on 2017 Senior Notes	$250.0	1.75%	5.55%	$250.0	3.17%	5.55%

Credit Risk

As a matter of policy, the Company only enters into derivative contracts with counterparties that have at least an “A” (or equivalent) credit rating.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $41.2 million at June 30, 2009, of which 42% and 37% were attributable to two counterparties.  To manage this risk, the Company has established strict counterparty credit guidelines that are continually monitored and reported to management.  Accordingly, management believes risk of loss under these hedging contracts is remote.

Certain of the Company’s derivative financial instruments contain credit-risk-related contingent features.  As of June 30, 2009, the Company was in compliance with such features and there were no derivative financial instruments with credit-risk-related contingent features that were in a net liability position.

NOTE 12 — FAIR VALUE MEASUREMENTS

The Company records its financial assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants at the measurement date.  The Company is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The three levels of inputs that may be used to measure fair value are as follows:

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Foreign currency forward contracts	$—	$16.7	$—	$16.7
Interest rate swap contracts	—	24.5	—	24.5
Available-for-sale securities	5.5	—	—	5.5
Total	$5.5	$41.2	$—	$46.7

Liabilities:
Foreign currency forward contracts	$—	$26.2	$—	$26.2

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of the Company’s other classes of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents - The carrying amount approximates fair value, primarily because of the short maturity of cash equivalent instruments.

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

Short-term and long-term debt - The fair value of the Company’s debt was estimated based on the current rates offered to the Company for debt with the same remaining maturities.  To a lesser extent, debt also includes capital lease obligations for which the carrying amount approximates the fair value.

The estimated fair values of the Company’s financial instruments are as follows:

	June 30
	2009		2008
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$864.5	$864.5	$401.7	$401.7
Available-for-sale securities	5.5	5.5	15.8	15.8

Short-term and long-term debt	1,421.4	1,425.0	1,196.9	1,159.9

Derivatives
Foreign currency forward contracts – asset (liability)	(9.5)	(9.5)	(2.0)	(2.0)
Foreign currency option contracts – asset (liability)	—	—	3.5	3.5
Interest rate swap contracts – asset (liability)	24.5	24.5	10.8	10.8

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – PENSION, DEFERRED COMPENSATION AND POST-RETIREMENT BENEFIT PLANS

The Company maintains pension plans covering substantially all of its full-time employees for its U.S. operations and a majority of its international operations.  Several plans provide pension benefits based primarily on years of service and employees’ earnings.  In certain instances, the Company adjusts benefits in connection with international employee transfers.  As of June 30, 2007, the Company prospectively adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 106, and 132(R),” which requires employers to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income (loss) to report the funded status of its benefit plans.  The adoption resulted in a net adjustment of $57.3 million (after tax) to reduce accumulated other comprehensive income.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan Summaries

The significant components of the above mentioned plans as of and for the years ended June 30 are summarized as follows:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2009	2008	2009	2008	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$432.6	$440.5	$404.4	$294.8	$110.4	$105.3
Service cost	20.9	19.7	16.3	17.1	3.6	3.8
Interest cost	28.1	26.2	18.1	15.1	7.6	6.2
Plan participant contributions	—	—	2.4	1.9	0.6	0.4
Actuarial loss (gain)	17.3	(13.1)	1.4	(13.2)	7.2	(2.0)
Foreign currency exchange rate impact	—	—	(43.9)	26.3	(1.6)	0.6
Benefits, expenses, taxes and premiums paid	(29.3)	(42.8)	(19.9)	(19.8)	(5.0)	(3.9)
Plan amendments	—	2.1	0.8	31.9	—	—
Special termination benefits	—	—	2.4	1.2	—	—
Acquisitions, divestitures, adjustments	—	—	1.2	51.8	—	—
Settlements and curtailments	—	—	(3.9)	(2.7)	—	—
Benefit obligation at end of year	$469.6	$432.6	$379.3	$404.4	$122.8	$110.4

Change in plan assets:
Fair value of plan assets at beginning of year	$420.0	$430.5	$345.7	$281.8	$—	$—
Actual return on plan assets	(29.3)	(0.4)	(31.2)	(18.9)	—	—
Foreign currency exchange rate impact	—	—	(37.1)	20.6	—	—
Employer contributions	25.1	32.7	41.8	35.3	4.4	3.5
Plan participant contributions	—	—	2.4	1.9	0.6	0.4
Settlements and curtailments	—	—	(3.9)	(2.7)	—	—
Acquisitions, divestitures, adjustments	—	—	1.2	47.5	—	—
Benefits, expenses, taxes and premiums paid from plan assets	(29.3)	(42.8)	(19.9)	(19.8)	(5.0)	(3.9)
Fair value of plan assets at end of year	$386.5	$420.0	$299.0	$345.7	$—	$—

Funded status	$(83.1)	$(12.6)	$(80.3)	$(58.7)	$(122.8)	$(110.4)

Amounts recognized in the Balance Sheet consist of:
Other assets	$2.2	$71.9	$6.6	$23.7	$—	$—
Other accrued liabilities	(7.6)	(6.3)	(4.8)	(4.6)	(4.6)	(3.6)
Other noncurrent liabilities	(77.7)	(78.2)	(82.1)	(77.8)	(118.2)	(106.8)
Funded status	(83.1)	(12.6)	(80.3)	(58.7)	(122.8)	(110.4)
Accumulated other comprehensive loss	149.7	72.1	120.4	81.6	15.0	8.0
Net amount recognized	$66.6	$59.5	$40.1	$22.9	$(107.8)	$(102.4)

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Plans						Other than Pension Plans
	U.S.			International			Post-retirement
($ in millions)	2009	2008	2007	2009	2008	2007	2009	2008	2007
Components of net periodic benefit cost:
Service cost, net	$20.9	$19.7	$18.4	$16.3	$17.1	$16.2	$3.6	$3.8	$4.1
Interest cost	28.1	26.2	25.0	18.1	15.1	12.8	7.6	6.2	5.9
Expected return on assets	(33.4)	(31.7)	(28.7)	(18.8)	(15.3)	(13.8)	—	—	—
Amortization of:
Transition (asset) obligation	—	—	—	0.1	0.1	0.1	—	—	—
Prior service cost	0.7	0.7	0.6	2.3	0.3	0.3	—	—	—
Actuarial loss (gain)	1.7	1.7	1.7	0.6	5.9	7.8	0.5	0.1	0.2
Settlements and curtailments	—	—	—	1.3	0.7	0.5	—	—	—
Acquisitions, divestitures, adjustments	—	—	—	—	—	(1.7)	—	—	—
Special termination benefits	—	—	—	2.4	1.2	1.6	—	—	—
Net periodic benefit cost	$18.0	$16.6	$17.0	$22.3	$25.1	$23.8	$11.7	$10.1	$10.2

Weighted-average assumptions used to determine benefit obligations at June 30:
Discount rate	6.50%	6.75%	6.25%	1.75 - 8.75%	2.00 - 9.00%	2.25 - 6.25%	6.50 – 9.00%	6.25 - 6.75%	5.50 - 6.25%

Rate of compensation increase	4.00 - 12.00%	4.00 - 12.00%	3.00 - 9.50%	1.75 - 5.50%	1.75 - 6.00%	1.75 - 5.00%	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for the year ending June 30:
Discount rate	6.75%	6.25%	6.25%	2.00 - 9.00%	2.25 - 8.25%	2.25 - 6.25%	6.25 - 8.75%	5.50 - 6.25%	5.75 - 6.25%

Expected return on assets	7.75%	7.75%	7.75%	3.25 - 9.00%	3.00 - 8.25%	2.75 - 7.25%	N/A	N/A	N/A

Rate of compensation increase	4.00 - 12.00%	3.00 - 9.50%	3.00 - 9.50%	1.75 - 6.00%	1.75 - 6.00%	1.75 - 5.00%	N/A	N/A	N/A

The discount rate for each plan used for determining future net periodic benefit cost is based on a review of highly rated long-term bonds.  The discount rate for the Company’s U.S. Plans is based on a bond portfolio that includes only long-term bonds with an Aa rating, or equivalent, from a major rating agency.  The Company believes the timing and amount of cash flows related to the bonds included in this portfolio is expected to match the estimated defined benefit payment streams of its U.S. Plans.  In determining the long-term rate of return for a plan, the Company considers the historical rates of return, the nature of the plan’s investments and an expectation for the plan’s investment strategies.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  The assumed weighted-average health care cost trend rate for the coming year is 7.96% while the weighted-average ultimate trend rate of 4.99% is expected to be reached in approximately 8 years.  A one-percentage-point change in assumed health care cost trend rates for fiscal 2009 would have had the following effects:

(In millions)	One-Percentage-Point Increase	One-Percentage-Point Decrease

Effect on total service and interest costs	$1.2	$(1.1)
Effect on post-retirement benefit obligations	$8.8	$(8.4)

Amounts recognized in accumulated other comprehensive (income) loss (before tax) as of June 30, 2009 are as follows:

	Pension Plans		Other than Pension Plans
(In millions)	U.S.	International	Post-retirement	Total

Net actuarial (gains) losses, beginning of year	$65.5	$48.4	$8.1	$122.0
Actuarial (gains) losses recognized	80.0	51.3	7.2	138.5
Amortization of amounts included in net periodic benefit cost	(1.7)	(1.9)	(0.5)	(4.1)
Translation adjustments	—	(3.6)	0.3	(3.3)
Net actuarial (gains) losses, end of year	143.8	94.2	15.1	253.1

Net prior service cost (credit), beginning of year	6.6	33.3	(0.1)	39.8
Prior service cost (credit) recognized	—	0.7	—	0.7
Amortization of amounts included in net periodic benefit cost	(0.7)	(2.3)	—	(3.0)
Translation adjustments	—	(5.4)	—	(5.4)
Net prior service cost (credit), end of year	5.9	26.3	(0.1)	32.1

Net transition obligation (asset), beginning of year	—	(0.1)	—	(0.1)
Amortization of amounts included in net periodic benefit cost	—	—	—	—
Net transition obligation (asset), end of year	—	(0.1)	—	(0.1)

Total amounts recognized in accumulated other comprehensive (income) loss	$149.7	$120.4	$15.0	$285.1

Amounts in accumulated other comprehensive (income) loss expected to be amortized as components of net periodic benefit cost during fiscal 2010 are as follows:

	Pension Plans		Other than Pension Plans
(In millions)	U.S.	International	Post-retirement

Prior service cost	$0.7	$2.4	$—
Net actuarial loss	$4.1	$1.8	$0.6

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company’s pension plans at June 30 are as follows:

	Pension Plans
	Retirement Growth Account		Restoration		International
(In millions)	2009	2008	2009	2008	2009	2008

Projected benefit obligation	$384.3	$348.1	$85.3	$84.5	$379.3	$404.4
Accumulated benefit obligation	$334.6	$299.1	$69.4	$65.7	$331.7	$353.0
Fair value of plan assets	$386.5	$420.0	$—	$—	$299.0	$345.7

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

International pension plans with projected benefit obligations in excess of the plans’ assets had aggregate projected benefit obligations of $269.6 million and $298.6 million and aggregate fair value of plan assets of $182.6 million and $216.2 million at June 30, 2009 and 2008, respectively.  International pension plans with accumulated benefit obligations in excess of the plans’ assets had aggregate accumulated benefit obligations of $104.9 million and $95.2 million and aggregate fair value of plan assets of $44.3 million and $41.4 million at June 30, 2009 and 2008, respectively.

	Pension Plans		Other Than Pension Plans
(In millions)	U.S.	International	Post-retirement
Expected Cash Flows:
Expected employer contributions for year ending June 30, 2010	$—	$31.9	N/A
Expected benefit payments for year ending June 30,
2010	38.0	21.3	$5.2
2011	41.4	16.9	5.9
2012	40.1	19.9	6.6
2013	33.0	19.2	7.3
2014	33.5	18.0	8.0
Years 2015 - 2019	168.5	111.6	52.3

Plan Assets:
Target asset allocation at June 30, 2009
Equity	42%	21%	N/A
Debt securities	34%	50%	N/A
Other	24%	29%	N/A
	100%	100%	N/A

Actual asset allocation at June 30, 2009
Equity	32%	19%	N/A
Debt securities	51%	59%	N/A
Other	17%	22%	N/A
	100%	100%	N/A

Actual asset allocation at June 30, 2008
Equity	40%	45%	N/A
Debt securities	42%	38%	N/A
Other	18%	17%	N/A
	100%	100%	N/A

The target asset allocation policy was set to maximize returns with consideration to the long-term nature of the obligations and maintaining a lower level of overall volatility through the allocation to fixed income.  During the year, the asset allocation is reviewed for adherence to the target policy and is rebalanced periodically towards the target weights.

401(k) Savings Plan (U.S.)

The Company’s 401(k) Savings Plan (“Savings Plan”) is a contributory defined contribution plan covering substantially all regular U.S. employees who have completed the hours and service requirements, as defined by the plan document.  Regular full-time employees are eligible to participate in the Savings Plan thirty days following their date of hire.  The Savings Plan is subject to the applicable provisions of ERISA.  The Company matches a portion of the participant’s contributions after one year of service under a predetermined formula based on the participant’s contribution level.  The Company’s contributions were approximately $20.5 million, $18.7 million and $13.7 million for the fiscal years ended June 30, 2009, 2008 and 2007, respectively.  Shares of the Company’s Class A Common Stock are not an investment option in the Savings Plan and the Company does not use such shares to match participants’ contributions.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Compensation

The Company accrues for deferred compensation and interest thereon, and for the increase in the value of share units pursuant to agreements with certain key executives and outside directors.  The amounts included in the accompanying consolidated balance sheets under these plans were $66.4 million and $67.9 million as of June 30, 2009 and 2008.  The expense for fiscal 2009, 2008 and 2007 was $5.4 million, $9.2 million and $8.5 million, respectively.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The following table summarizes scheduled maturities of the Company’s contractual obligations for which cash flows are fixed and determinable as of June 30, 2009:

		Payments Due in Fiscal
	Total	2010	2011	2012	2013	2014	Thereafter
		(In millions)

Debt service (1)	$2,402.7	$110.9	$83.9	$327.9	$74.5	$347.7	$1,457.8
Operating lease commitments (2)	1,274.2	202.0	182.1	154.8	135.7	122.3	477.3
Unconditional purchase obligations (3)	1,659.9	831.9	234.4	173.1	162.1	56.0	202.4
Gross unrecognized tax benefits and interest – current (4)	78.5	78.5	—	—	—	—	—
Total contractual obligations	$5,415.3	$1,223.3	$500.4	$655.8	$372.3	$526.0	$2,137.5

(1)        Includes long-term and short-term debt and the related projected interest costs, and to a lesser extent, capital lease commitments.  Interest costs on long-term and short-term debt are projected to be $76.5 million in fiscal 2010, $75.6 million in each of fiscal 2011 and fiscal 2012, $60.7 million in fiscal 2013, $47.6 million in fiscal 2014 and $657.6 million thereafter.  Projected interest costs on variable rate instruments were calculated using market rates at June 30, 2009.  Refer to Note 10.

(2)        Minimum operating lease commitments only include base rent.  Certain leases provide for contingent rents that are not measurable at inception and primarily include rents based on a percentage of sales in excess of stipulated levels, as well as common area maintenance.  These amounts are excluded from minimum operating lease commitments and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably measurable.  Such amounts have not been material to total rent expense.  Total rental expense included in the accompanying consolidated statements of earnings was $250.6 million in fiscal 2009, $230.8 million in fiscal 2008 and $201.6 million in fiscal 2007.

(3)        Unconditional purchase obligations primarily include inventory commitments, estimated future earn-out payments, estimated royalty payments pursuant to license agreements, advertising commitments, capital improvement commitments, planned funding of pension and other post-retirement benefit obligations, commitments pursuant to executive compensation arrangements and obligations related to the Company’s cost savings initiatives.  Future earn-out payments and future royalty and advertising commitments were estimated based on planned future sales for the term that was in effect at June 30, 2009, without consideration for potential renewal periods.

(4)    Refer to Note 8 for information regarding unrecognized tax benefits.  During the fourth quarter of fiscal 2008, the Company made a cash payment of $35.0 million to the U.S. Treasury as an advance deposit, which is not reflected as a reduction to the $78.5 million.  As of June 30, 2009, the noncurrent portion of the Company’s unrecognized tax benefits, including related accrued interest and penalties was $248.5 million.  At this time, the settlement period for the noncurrent portion of the unrecognized tax benefits, including related accrued interest and penalties, cannot be determined and therefore was not included.

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

NOTE 15 – COMMON STOCK

As of June 30, 2009, the Company’s authorized common stock consists of 650 million shares of Class A Common Stock, par value $.01 per share, and 240 million shares of Class B Common Stock, par value $.01 per share.  Class B Common Stock is convertible into Class A Common Stock, in whole or in part, at any time and from time to time at the option of the holder, on the basis of one share of Class A Common Stock for each share of Class B Common Stock converted.  Holders of the Company’s Class A Common Stock are entitled to one vote per share and holders of the Company’s Class B Common Stock are entitled to ten votes per share.

Information about the Company’s common stock outstanding is as follows:

	Class A	Class B
	(Shares in thousands)

Balance at June 30, 2006	126,455.1	85,305.9
Acquisition of treasury stock	(22,477.6)	—
Conversion of Class B to Class A	3,501.1	(3,501.1)
Stock-based compensation	5,044.8	—
Balance at June 30, 2007	112,523.4	81,804.8
Acquisition of treasury stock	(3,106.3)	—
Conversion of Class B to Class A	3,737.5	(3,737.5)
Stock-based compensation	3,685.2	—
Balance at June 30, 2008	116,839.8	78,067.3
Acquisition of treasury stock	(1,401.2)	—
Stock-based compensation	3,188.3	—
Balance at June 30, 2009	118,626.9	78,067.3

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is authorized by the Board of Directors to repurchase up to 88.0 million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  As of June 30, 2009, the cumulative total of acquired shares pursuant to the authorization was 65.3 million, reducing the remaining authorized share repurchase balance to 22.7 million.

Accelerated Share Repurchase Program

In March 2007, the Company repurchased approximately 15,960,800 shares of its outstanding Class A Common Stock for $750.0 million through an accelerated share repurchase program with a financial counterparty.  These shares were accounted for as treasury stock, carried at cost, and reflected as a reduction to stockholders’ equity.  In August 2007, the financial counterparty informed the Company that it had completed its obligations under the agreement.  The per-share price paid by the Company at inception of the program exceeded the final volume weighted average price per share, as defined by the contract.  Accordingly, the Company received 97,417 shares of its Class A Common Stock from the financial counterparty as a price adjustment and final settlement, which was recorded as treasury stock and additional paid-in capital in the fiscal 2008 consolidated balance sheet.

NOTE 16 – STOCK PROGRAMS

As of June 30, 2009, the Company has two active equity compensation plans which include the Amended and Restated Fiscal 2002 Share Incentive Plan and the Non-Employee Director Share Incentive Plan (collectively, the “Plans”).  These Plans currently provide for the issuance of 24,720,200 shares of Class A Common Stock, which consist of shares originally provided for and shares transferred to the Plans from other inactive plans and employment agreements, to be granted in the form of stock-based awards to key employees, consultants and non-employee directors of the Company.  As of June 30, 2009, approximately 5,353,100 shares of Class A Common Stock were reserved and available to be granted pursuant to these Plans.  The Company may satisfy the obligation of its stock-based compensation awards with either new or treasury shares.  The Company’s equity compensation awards outstanding at June 30, 2009 include stock options, performance share units (“PSU”), restricted stock units (“RSU”) and share units.

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of, stock options, PSUs, RSUs and share units.  Compensation expense attributable to net stock-based compensation for fiscal 2009, 2008 and 2007 was $51.5 million ($34.3 million after tax), $47.2 million ($31.2 million after tax) and $43.2 million ($28.3 million after tax), respectively.  As of June 30, 2009, the total unrecognized compensation cost related to nonvested stock-based awards was $35.4 million and the related weighted-average period over which it is expected to be recognized is approximately 1.8 years.

Stock Options

A summary of the Company’s stock option programs as of June 30, 2009 and changes during the fiscal year then ended, is presented below:

(Shares in thousands)	Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value(1) (in millions)	Weighted- Average Contractual Life Remaining in Years

Outstanding at June 30, 2008	20,307.2	$42.53
Granted at fair value	1,793.4	52.30
Exercised	(2,630.6)	41.67
Expired	(505.4)	45.12
Forfeited	(49.9)	43.76
Outstanding at June 30, 2009	18,914.7	43.50	$1.9	3.8

Exercisable at June 30, 2009	15,647.0	42.70	$1.9	2.8

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

The per-share weighted-average grant date fair value of stock options granted during fiscal 2009, 2008 and 2007 was $17.30, $14.36 and $13.69, respectively.  The total intrinsic value of stock options exercised during fiscal 2009, 2008 and 2007 was $24.7 million, $33.2 million and $72.3 million, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended June 30
	2009	2008	2007
Weighted-average expected stock-price volatility	28%	25%	24%
Weighted-average expected option life	8 years	8 years	8 years
Average risk-free interest rate	3.4%	4.5%	4.7%
Average dividend yield	1.2%	1.2%	1.2%

Performance Share Units

During fiscal 2009, the Company granted 131,000 PSUs, which will be settled in stock subject to the achievement of the Company’s net sales and net earnings per share goals for the three years ending June 30, 2011.  Settlement will be made pursuant to a range of opportunities relative to the net sales and diluted net earnings per common share targets of the Company and, as such, the compensation cost of the PSU is subject to adjustment based upon the attainability of these target goals.  No settlement will occur for results below the applicable minimum threshold and additional shares shall be issued if performance exceeds the targeted performance goals.  PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSU.  These awards are subject to the provisions of the agreement under which the PSUs are granted.  The PSUs were valued at the closing market value of the Company’s Class A Common Stock on the date of grant and generally vest at the end of the performance period. Approximately 27,000 shares of the Company’s Class A Common Stock are anticipated to be issued, relative to the target goals set at the time of issuance, in settlement of the 96,100 PSUs that vested as of June 30, 2009.  These awards will be settled in the first quarter of fiscal 2010, subject to the approval of the Stock Plan Subcommittee of the Company’s Board of Directors.  In September 2008, 78,400 shares of the Company’s Class A Common Stock were issued and related accrued dividends were paid, relative to the target goals set at the time of issuance, in settlement of 96,600 PSUs which vested as of June 30, 2008.

The following is a summary of the status of the Company’s PSUs as of June 30, 2009 and activity during the fiscal year then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share
Nonvested at June 30, 2008	189.3	$41.05
Granted	131.0	52.83
Vested	(96.1)	39.56
Forfeited	—	—
Nonvested at June 30, 2009	224.2	48.57

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

The Company granted approximately 618,500 RSUs during fiscal 2009.  At the time of grant, 344,200 were scheduled to vest on November 2, 2009, 178,900 on November 1, 2010 and 95,400 on October 31, 2011, all subject to the continued employment or retirement of the grantees.  Certain RSUs granted in fiscal 2009 are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the RSU and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.  Other RSUs granted in fiscal 2009 are not accompanied by dividend equivalent rights and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant less the discounted present value of the dividends expected to be paid on the shares during the vesting period.

The following is a summary of the status of the Company’s RSUs as of June 30, 2009 and activity during the fiscal year then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share
Nonvested at June 30, 2008	814.0	$40.85
Granted	618.5	52.13
Vested	(479.3)	40.72
Forfeited	(30.7)	45.98
Nonvested at June 30, 2009	922.5	48.31

Share Units

The Company grants share units to certain non-employee directors under the Non-Employee Director Share Incentive Plan.  The share units are convertible into shares of Class A Common Stock as provided for in that plan.  Share units are accompanied by dividend equivalent rights that are converted to additional share units when such dividends are declared.  The following is a summary of the status of the Company’s share units as of June 30, 2009 and activity during the fiscal year then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share
Outstanding at June 30, 2008	18.1	$39.21
Granted	4.1	33.62
Dividend equivalents	0.4	30.25
Converted	—	—
Outstanding at June 30, 2009	22.6	38.02

Cash Units

Certain non-employee directors defer cash compensation in the form of cash payout share units, which are not subject to the Plans.  These share units are classified as liabilities and, as such, their fair value is adjusted to reflect the current market value of the Company’s Class A Common Stock.  The Company recorded $0.3 million as compensation income and $0.5 million and $0.8 million as compensation expense to reflect additional deferrals and the change in the market value for fiscal 2009, 2008 and 2007, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – NET EARNINGS PER COMMON SHARE

For the years ended June 30, 2009, 2008 and 2007, net earnings per common share (“basic EPS”) is computed by dividing net earnings by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions).  Net earnings per common share assuming dilution (“diluted EPS”) is computed by reflecting potential dilution from stock-based awards and contingently issuable shares.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Year Ended June 30
	2009	2008	2007
	(In millions, except per share data)

Numerator:
Net earnings from continuing operations	$218.4	$473.8	$448.7
Discontinued operations, net of tax	—	—	0.5
Net earnings attributable to common stock	$218.4	$473.8	$449.2

Denominator:
Weighted average common shares outstanding – Basic	196.3	193.9	204.3
Effect of dilutive stock options	0.8	2.6	3.2
Effect of restricted stock units and performance share units	0.6	0.6	0.2
Effect of contingently issuable shares pursuant to accelerated share repurchase program	—	—	0.1
Weighted average common shares outstanding – Diluted	197.7	197.1	207.8

Basic net earnings per common share:
Net earnings from continuing operations	$1.11	$2.44	$2.20
Discontinued operations, net of tax	—	—	.00
Net earnings	$1.11	$2.44	$2.20

Diluted net earnings per common share:
Net earnings from continuing operations	$1.10	$2.40	$2.16
Discontinued operations, net of tax	—	—	.00
Net earnings	$1.10	$2.40	$2.16

As of June 30, 2009, 2008 and 2007, outstanding options to purchase 18.7 million, 7.1 million and 6.0 million shares, respectively, of Class A Common Stock were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.  As of June 30, 2009, 2008 and 2007, 0.2 million of performance share units have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 16.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of Accumulated other comprehensive income (“AOCI”) included in the accompanying consolidated balance sheets consist of the following:

	Year Ended June 30
	2009	2008	2007
	(In millions)

Net unrealized investment gains, beginning of year	$0.3	$0.8	$0.5
Unrealized investment gains (losses)	(0.8)	(0.9)	0.5
Benefit (provision) for deferred income taxes	0.3	0.4	(0.2)
Net unrealized investment gains, end of year	(0.2)	0.3	0.8

Net derivative instruments, beginning of year	7.9	8.2	10.3
Gain (loss) on derivative instruments	16.5	(4.7)	(7.4)
Benefit (provision) for deferred income taxes on derivative instruments	(5.8)	1.6	2.5
Reclassification to earnings during the year:
Foreign currency forward and option contracts	(26.1)	4.4	4.5
Settled interest rate-related derivatives	(0.3)	(0.2)	(0.3)
Benefit (provision) for deferred income taxes on reclassification	9.3	(1.4)	(1.4)
Net derivative instruments, end of year	1.5	7.9	8.2

Net minimum pension liability adjustments, beginning of year	—	—	(6.1)
Minimum pension liability adjustments	—	—	(6.7)
Benefit (provision) for deferred income taxes	—	—	2.7
Adjustment to initially apply new accounting standard, net of tax	—	—	10.1
Net minimum pension liability adjustments, end of year	—	—	—

Net pension and post-retirement adjustments, beginning of year	(108.8)	(67.4)	—
Adjustment to initially apply new accounting standard	—	—	(98.7)
Changes in plan assets and benefit obligations:
Net actuarial gains (losses) recognized	(138.5)	(38.2)	—
Net prior service credit (cost) recognized	(0.7)	(34.0)	—
Translation adjustments	8.7	(0.3)	—
Amortization of amounts included in net periodic benefit cost:
Net actuarial (gains) losses	4.1	8.4	—
Net prior service cost (credit)	3.0	1.0	—
Net transition asset (obligation)	—	0.1	—
Benefit (provision) for deferred income taxes	41.5	21.6	31.3
Net pension and post-retirement adjustments, end of year	(190.7)	(108.8)	(67.4)

Cumulative translation adjustments, beginning of year	211.4	113.1	60.0
Translation adjustments	(138.4)	103.7	53.1
Benefit (provision) for deferred income taxes	(0.7)	(5.4)	—
Cumulative translation adjustments, end of year	72.3	211.4	113.1

Accumulated other comprehensive income (loss)	$(117.1)	$110.8	$54.7

Of the $1.5 million, net of tax, derivative instrument gain recorded in AOCI at June 30, 2009, $8.7 million, net of tax, related to the October 2003 gain from the settlement of the treasury lock agreements upon the issuance of the Company’s 5.75% Senior Notes due October 2033, which is being reclassified to earnings as an offset to interest expense over the life of the debt.  Partially offsetting this gain was $0.5 million, net of tax, related to a loss from the settlement of a series of forward-starting interest rate swap agreements upon the issuance of the Company’s 6.00% Senior Notes due May 2037, which will be reclassified to earnings as an addition to interest expense over the life of the debt.  Also partially offsetting the net derivative instrument gain recorded in OCI was $6.7 million in losses, net of tax, related to foreign currency forward and option contracts which the Company will reclassify to earnings during the next twelve months.

Refer to Note 13 for the discussion regarding the net pension and post-retirement adjustments.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – STATEMENT OF CASH FLOWS

Supplemental cash flow information for fiscal 2009, 2008 and 2007 is as follows:

	2009	2008	2007
	(In millions)
Cash:
Cash paid during the year for interest	$77.2	$74.1	$44.6
Cash paid during the year for income taxes	$230.2	$249.9	$199.6

Non-cash investing and financing activities:
Long-term debt issued upon acquisition of business	$—	$23.9	$—
Incremental tax benefit from the exercise of stock options	$(7.8)	$10.9	$16.0
Change in liability associated with acquisition of business	$5.9	$8.3	$2.1
Capital lease obligations incurred	$15.5	$9.7	$5.1
Accrued dividend equivalents	$0.1	$0.2	$0.2
Interest rate swap derivative mark to market	$13.6	$19.5	$0.6

NOTE 20 – SEGMENT DATA AND RELATED INFORMATION

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

While the Company’s results of operations are also reviewed on a consolidated basis, the Chief Executive reviews data segmented on a basis that facilitates comparison to industry statistics.  Accordingly, net sales, depreciation and amortization, and operating income are available with respect to the manufacture and distribution of skin care, makeup, fragrance, hair care and other products.  These product categories meet the definition of operating segments and, accordingly, additional financial data are provided below.  The “other” segment includes the sales and related results of ancillary products and services that do not fit the definition of skin care, makeup, fragrance and hair care.

The Company evaluates segment performance based upon operating income, which represents earnings before income taxes, minority interest, net interest expense and discontinued operations.  The accounting policies for the Company’s reportable segments are the same as those described in the summary of significant accounting policies, except for depreciation and amortization charges, which are allocated, primarily, based upon net sales.  The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information is produced for the Chief Executive or included herein.

	Year Ended June 30
	2009	2008	2007
	(In millions)
PRODUCT CATEGORY DATA
Net Sales:
Skin Care	$2,886.0	$2,996.8	$2,601.0
Makeup	2,830.9	3,000.4	2,712.7
Fragrance	1,150.9	1,432.0	1,308.6
Hair Care	402.4	427.1	377.1
Other	61.7	54.5	38.1
Returns associated with restructuring activities	(8.1)	—	—
	$7,323.8	$7,910.8	$7,037.5

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended June 30
	2009	2008	2007
	(In millions)

Depreciation and Amortization:
Skin Care	$93.8	$88.5	$75.4
Makeup	100.0	94.6	84.6
Fragrance	38.6	45.2	36.7
Hair Care	19.1	20.3	9.3
Other	2.5	2.1	1.2
	$254.0	$250.7	$207.2

Goodwill, Intangible Asset and Other Long-Lived Asset Impairments:
Skin Care	$36.4	$—	$11.1
Makeup	4.1	14.0	—
Fragrance	12.8	—	—
Hair Care	9.4	—	—
Other	0.4	—	—
	$63.1	$14.0	$11.1

Operating Income (Loss):
Skin Care	$294.1	$405.6	$341.5
Makeup	279.8	359.4	339.3
Fragrance	(60.8)	36.2	28.1
Hair Care	1.1	11.5	42.5
Other	(4.1)	(1.6)	(0.4)
Total charges associated with restructuring activities	(91.7)	(0.4)	(1.1)
	418.4	810.7	749.9

Reconciliation:
Interest expense, net	(75.7)	(66.8)	(38.9)
Earnings before income taxes, minority interest and discontinued operations	$342.7	$743.9	$711.0

GEOGRAPHIC DATA
Net Sales:
The Americas	$3,421.2	$3,711.5	$3,560.9
Europe, the Middle East & Africa	2,611.3	3,006.7	2,493.4
Asia/Pacific	1,299.4	1,192.6	983.2
Returns associated with restructuring activities	(8.1)	—	—
	$7,323.8	$7,910.8	$7,037.5

Operating Income (Loss):
The Americas	$115.2	$228.3	$336.4
Europe, the Middle East & Africa	229.7	433.1	321.4
Asia/Pacific	165.2	149.7	93.2
Total charges associated with restructuring activities	(91.7)	(0.4)	(1.1)
	$418.4	$810.7	$749.9

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30
	2009	2008	2007
	(In millions)

Total Assets:
The Americas	$3,261.4	$2,931.0	$2,534.5
Europe, the Middle East & Africa	1,497.2	1,672.0	1,268.1
Asia/Pacific	418.0	408.2	323.1
	$5,176.6	$5,011.2	$4,125.7

Long-Lived Assets (property, plant and equipment, net):
The Americas	$682.2	$670.8	$580.1
Europe, the Middle East & Africa	291.1	312.3	250.7
Asia/Pacific	53.4	60.0	50.0
	$1,026.7	$1,043.1	$880.8

The Company is domiciled in the United States.  Net sales in the United States in fiscal 2009, 2008 and 2007 were $3,020.4 million, $3,276.2 million and $3,224.5 million, respectively.  The Company’s long-lived assets in the United States at June 30, 2009, 2008 and 2007 were $612.3 million, $597.8 million and $520.1 million, respectively.

NOTE 21 – UNAUDITED QUARTERLY FINANCIAL DATA

The following summarizes the unaudited quarterly operating results of the Company for the years ended June 30, 2009 and 2008:

	Quarter Ended
	September 30	December 31	March 31 (1)	June 30 (2)	Total Year
	(In millions, except per share data)

Fiscal 2009
Net sales	$1,903.5	$2,041.0	$1,696.5	$1,682.8	$7,323.8
Gross profit	1,403.4	1,533.0	1,250.1	1,255.7	5,442.2
Operating income (loss)	92.5	270.3	70.3	(14.7)	418.4
Net earnings (loss)	51.1	158.0	27.2	(17.9)	218.4

Net earnings (loss) per common share:
Basic	.26	.80	.14	(.09)	1.11
Diluted	.26	.80	.14	(.09)	1.10

Fiscal 2008
Net sales	$1,710.1	$2,308.8	$1,879.8	$2,012.1	$7,910.8
Gross profit	1,254.3	1,730.3	1,407.9	1,521.5	5,914.0
Operating income	77.9	370.5	161.2	201.1	810.7
Net earnings	39.1	224.4	90.1	120.2	473.8

Net earnings per common share:
Basic	.20	1.16	.47	.62	2.44
Diluted	.20	1.14	.46	.61	2.40

(1)       Fiscal 2009 third quarter results include intangible asset impairment charges of $14.6 million ($13.8 million after tax, or $.07 per diluted common share) and restructuring and other special charges of $6.2 million ($4.2 million after tax, or $.02 per diluted common share).

(2)       Fiscal 2009 fourth quarter results include charges associated with restructuring activities of $85.1 million ($57.2 million after tax, or $.29 per diluted common share), goodwill, intangible asset and other long-lived asset impairment charges of $48.5 million ($32.1 million after tax, or $.16 per diluted common share), and certain out-of-period adjustments of $9.6 million ($3.9 million after tax, or $.02 per diluted common share).

THE ESTÉE LAUDER COMPANIES INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended June 30, 2009

(In millions)

COL. A	COL. B	COL. C		COL. D		COL. E
		Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	Deductions		Balance at End of Period

Reserves deducted in the balance sheet from the assets to which they apply:

Allowance for doubtful accounts and customer deductions:

Year ended June 30, 2009	$26.3	$29.2	$—	$14.1	(a)	$41.4

Year ended June 30, 2008	$23.3	$13.2	$—	$10.2	(a)	$26.3

Year ended June 30, 2007	$27.1	$14.4	$—	$18.2	(a)	$23.3

Sales return accrual:

Year ended June 30, 2009	$90.3	$350.9	$—	$363.6	(b)	$77.6

Year ended June 30, 2008	$77.5	$372.0	$—	$359.2	(b)	$90.3

Year ended June 30, 2007	$69.6	$322.6	$—	$314.7	(b)	$77.5

Deferred tax valuation allowance:

Year ended June 30, 2009	$7.2	$18.0	$—	$1.7		$23.5

Year ended June 30, 2008	$4.3	$5.7	$—	$2.8		$7.2

Year ended June 30, 2007	$6.5	$0.7	$—	$2.9		$4.3

Accrued restructuring and other special charges:

Year ended June 30, 2009	$22.8	$70.3	$—	$38.2		$54.9

Year ended June 30, 2008	$39.9	$0.4	$—	$17.5		$22.8

Year ended June 30, 2007	$88.0	$1.1	$—	$49.2		$39.9

(a)          Includes amounts written-off, net of recoveries.

(b)         Represents actual returns.

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

3.4	Amended and Restated Bylaws (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on May 12, 2009) (SEC File No. 1-14064).*

4.1

Indenture, dated November 5, 1999, between the Company and State Street Bank and Trust Company, N.A. (filed as Exhibit 4 to Amendment No. 1 to our Registration Statement on Form S-3 (No. 333-85947) on November 5, 1999) (SEC File No. 1-14064).*

4.2

Officers’ Certificate, dated January 10, 2002, defining certain terms of the 6% Senior Notes due 2012 (filed as Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2001) (SEC File No. 1-14064).*

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

4.10

Officers’ Certificate, dated November 4, 2008, defining certain terms of the 7.750% Senior Notes due 2013 (filed as Exhibit 4.1 to our Current Report on Form 8-K dated November 4, 2008) (SEC File No. 1-14064).*

4.11	Global Note for 7.750% Senior Notes due 2013 (filed as Exhibit 4.2 to our Current Report on Form 8-K dated November 4, 2008) (SEC File No. 1-14064).*

10.1	Stockholders’ Agreement, dated November 22, 1995 (filed as Exhibit 10.1 to our Annual Report on Form 10-K for the year ended June 30, 2003) (SEC File No. 1-14064).*

10.1a	Amendment No. 1 to Stockholders’ Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1996) (SEC File No. 1-14064).*

10.1b	Amendment No. 2 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1996) (SEC File No. 1-14064).*

10.1c	Amendment No. 3 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997) (SEC File No. 1-14064).*

10.1d	Amendment No. 4 to Stockholders’ Agreement (filed as Exhibit 10.1d to our Annual Report on Form 10-K for the year ended June 30, 2000) (SEC File No. 1-14064).*

10.1e	Amendment No. 5 to Stockholders’ Agreement (filed as Exhibit 10.1e to our Annual Report on Form 10-K for the year ended June 30, 2002) (SEC File No. 1-14064).*

10.1f	Amendment No. 6 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004) (SEC File No. 1-14064).*

10.2	Registration Rights Agreement, dated November 22, 1995 (filed as Exhibit 10.2 to our Annual Report on Form 10-K for the year ended June 30, 2003) (SEC File No. 1-14064).*

10.2a	First Amendment to Registration Rights Agreement (filed as Exhibit 10.3 to our Annual Report on Form 10-K for the year ended June 30, 1996) (SEC File No. 1-14064).*

10.2b	Second Amendment to Registration Rights Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997) (SEC File No. 1-14064).*

10.2c	Third Amendment to Registration Rights Agreement (filed as Exhibit 10.2c to our Annual Report on Form 10-K for the year ended June 30, 2001) (SEC File No. 1-14064).*

10.2d	Fourth Amendment to Registration Rights Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2003) (SEC File No. 1-14064).*

10.3	Fiscal 1999 Share Incentive Plan dated November 5, 1998 (filed as Exhibit 4(c) to our Registration Statement on Form S-8 (No. 333-66851) on November 5, 1998) (SEC File No. 1-14064).* †

10.3a	Form of Stock Option Agreement under Fiscal 1999 Share Incentive Plan (filed as Exhibit 10.3b to our Annual Report on Form 10-K for the year ended June 30, 2004) (SEC File No. 1-14064).* †

10.4	The Estee Lauder Companies Retirement Growth Account Plan (filed as Exhibit 10.5 to our Annual Report on Form 10-K for the year ended June 30, 2003) (SEC File No. 1-14064).* †

10.5	The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.6 to our Annual Report on Form 10-K for the year ended June 30, 1999) (SEC File No. 1-14064).* †

10.5a	Amendment to The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.6a to our Annual Report on Form 10-K for the year ended June 30, 2005) (SEC File No. 1-14064).* †

10.6	Executive Annual Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K dated November 14, 2008) (SEC File No. 1-14064).* †

10.7	Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Annual Report on Form 10-K for the year ended June 30, 2001) (SEC File No. 1-14064).* †

10.7a	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8a to our Annual Report on Form 10-K for the year ended June 30, 2002) (SEC File No. 1-14064).* †

10.7b	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.2 to our Current Report on Form 8-K dated November 10, 2005) (SEC File No. 1-14064).* †

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

10.9	Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 3, 2007) (SEC File No. 1-14064).* †

10.9a	Amendment to Employment Agreement with William P. Lauder (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 14, 2007) (SEC File No. 1-14064).* †

10.9b	Amendment to Employment Agreement with William P. Lauder (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on March 27, 2009) (SEC File No. 1-14064).* †

10.10	Employment Agreement with Daniel J. Brestle (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 17, 2007) (SEC File No. 1-14064).* †

10.10a	Amendment to Employment Agreement with Daniel J. Brestle (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on November 14, 2007) (SEC File No. 1-14064).* †

10.11	Employment Agreement with Fabrizio Freda (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2007) (SEC File No. 1-14064).* †

10.11a	Amendment to Employment Agreement with Fabrizio Freda (filed as Exhibit 10.1 to our Current Report on Form 8-K dated March 27, 2009) (SEC File No. 1-14064).* †

10.12	Employment Agreement with Richard W. Kunes (filed as Exhibit 10.1 to our Current Report on Form 8-K dated July 2, 2009) (SEC File No. 1-14064).* †

10.13	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (filed as Exhibit 10.14 to our Annual Report on Form 10-K for the year ended June 30, 2001) (SEC File No. 1-14064).* †

10.14	Form of Deferred Compensation Agreement (stock-based) with Outside Directors (filed as Exhibit 10.15 to our Annual Report on Form 10-K for the year ended June 30, 2001) (SEC File No. 1-14064).* †

10.15

The Estee Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended and restated on November 9, 2007) (filed as Exhibit 99.1 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).*†

10.15a

Form of Stock Option Agreement for Annual Stock Option Grants under Non-Employee Director Share Incentive Plan (filed as Exhibit 99.2 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).*†

10.15b

Form of Stock Option Agreement for Elective Stock Option Grants under Non-Employee Director Share Incentive Plan (filed as Exhibit 99.3 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).*†

10.16	The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on September 25, 2007) (SEC File No. 1-14064).* †

10.16a	Form of Stock Option Agreement under Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q dated May 4, 2006) (SEC File No. 1-14064).* †

10.16b

Form of Performance Share Unit Award Agreement Under The Estee Lauder Companies Inc. Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.3 to our Current Report on Form 8-K dated September 26, 2005) (SEC File No. 1-14064).* †

10.16c

Form of Restricted Stock Unit Agreement Under The Estee Lauder Companies Inc. Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.4 to our Current Report on Form 8-K dated September 26, 2005) (SEC File No. 1-14064).* †

10.16d

Form of Performance Share Unit Award Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 25, 2006) (SEC File No. 1-14064).*†

10.16e

Form of Restricted Stock Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 25, 2006) (SEC File No. 1-14064).*†

10.16f

Form of Restricted Stock Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 25, 2006) (SEC File No. 1-14064).*†

10.16g

Form of Stock Option Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on September 25, 2007) (SEC File No. 1-14064).* †

10.16h

Form of Performance Share Unit Award Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.4 to our Current Report on Form 8-K filed on September 25, 2007) (SEC File No. 1-14064).* †

10.16i

Form of Restricted Stock Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.5 to our Current Report on Form 8-K filed on September 25, 2007) (SEC File No. 1-14064).* †

10.16j

Form of Restricted Stock Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.6 to our Current Report on Form 8-K filed on September 25, 2007) (SEC File No. 1-14064).* †

10.16k

Form of Stock Option Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008) (SEC File No. 1-14064).* †

10.16l

Form of Performance Share Unit Award Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008) (SEC File No. 1-14064).* †

10.16m

Form of Restricted Stock Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008) (SEC File No. 1-14064).* †

10.16n

Form of Restricted Stock Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008) (SEC File No. 1-14064).* †

10.17	Summary of Compensation For Non-Employee Directors of the Company (filed as Exhibit 10.1 to our Current Report on Form 8-K dated May 17, 2005) (SEC File No. 1-14064).* †

10.18

$750 Million Credit Agreement, dated April 26, 2007, by and among The Estée Lauder Companies Inc., Estee Lauder Inc., the Eligible Subsidiaries, as defined therein, the lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent (“JPMCB”), Bank of America, N.A. and Citibank, N.A., as syndication agents, Bank of Tokyo-Mitsubishi Trust Company and BNP Paribas, as documentation agents and Citigroup Global Markets Inc. and JPMCB, as joint book runners and joint lead arrangers (filed as Exhibit 10.1 to our Current Report on Form 8-K dated April 26, 2007) (SEC File No. 1-14064).*

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