Form 10-Q
period 2009-09-30
ESTEE LAUDER COMPANIES INC
filed 2009-10-30
CIK 1001250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

At October 23, 2009, 118,669,945 shares of the registrant’s Class A Common Stock, $.01 par value, and 78,067,261 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended September 30
	2009	2008
	(In millions, except per share data)

Net Sales	$1,833.4	$1,903.5
Cost of sales	445.1	500.1

Gross Profit	1,388.3	1,403.4

Operating expenses:
Selling, general and administrative	1,149.7	1,310.8
Restructuring and other special charges	18.2	0.1
	1,167.9	1,310.9

Operating Income	220.4	92.5

Interest expense, net	19.6	15.3

Earnings before Income Taxes	200.8	77.2

Provision for income taxes	63.0	27.6
Net Earnings	137.8	49.6

Net loss attributable to noncontrolling interests	2.9	1.5
Net Earnings attributable to The Estée Lauder Companies Inc.	$140.7	$51.1

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$.72	$.26
Diluted	.71	.26

Weighted-average common shares outstanding:
Basic	196.7	195.3
Diluted	198.2	198.8

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED BALANCE SHEETS

	September 30	June 30
	2009	2009
	(Unaudited)
	($ in millions)
ASSETS
Current Assets
Cash and cash equivalents	$799.2	$864.5
Accounts receivable, net	1,097.4	853.3
Inventory and promotional merchandise, net	844.2	795.0
Prepaid expenses and other current assets	422.2	399.7
Total current assets	3,163.0	2,912.5

Property, Plant and Equipment, net	1,017.9	1,026.7

Other Assets
Investments, at cost or market value	13.1	12.7
Goodwill	763.4	759.9
Other intangible assets, net	152.2	150.1
Other assets	357.2	314.7
Total other assets	1,285.9	1,237.4
Total assets	$5,466.8	$5,176.6

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$19.5	$33.8
Accounts payable	342.6	329.8
Accrued income taxes	59.1	33.2
Other accrued liabilities	1,118.5	1,062.4
Total current liabilities	1,539.7	1,459.2

Noncurrent Liabilities
Long-term debt	1,389.4	1,387.6
Accrued income taxes	267.8	259.1
Other noncurrent liabilities	413.3	406.7
Total noncurrent liabilities	2,070.5	2,053.4

Contingencies (Note 7)

Equity
Common stock, $.01 par value; 650,000,000 shares Class A authorized; shares issued: 183,964,687 at September 30, 2009 and 183,921,350 at June 30, 2009; 240,000,000 shares Class B authorized; shares issued and outstanding: 78,067,261 at September 30, 2009 and June 30, 2009	2.6	2.6
Paid-in capital	1,166.3	1,145.6
Retained earnings	3,335.7	3,195.0
Accumulated other comprehensive loss	(83.5)	(117.1)
	4,421.1	4,226.1
Less: Treasury stock, at cost; 65,306,165 Class A shares at September 30, 2009 and 65,294,477 Class A shares at June 30, 2009	(2,586.5)	(2,586.1)
Total stockholders’ equity – The Estée Lauder Companies Inc.	1,834.6	1,640.0
Noncontrolling interests	22.0	24.0
Total equity	1,856.6	1,664.0
Total liabilities and equity	$5,466.8	$5,176.6

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30
	2009	2008
	(In millions)

Cash Flows from Operating Activities
Net earnings	$137.8	$49.6
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	65.3	62.6
Deferred income taxes	(21.8)	(7.1)
Non-cash stock-based compensation	19.2	22.6
Excess tax benefits from stock-based compensation arrangements	—	(1.4)
Loss on disposal of property, plant and equipment	5.4	4.0
Non-cash charges associated with restructuring activities	9.7	—
Other non-cash items	0.4	0.8
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(218.7)	(177.6)
Increase in inventory and promotional merchandise, net	(42.6)	(96.8)
Increase in other assets, net	(24.5)	(23.0)
Increase (decrease) in accounts payable	6.1	(18.6)
Increase (decrease) in accrued income taxes	36.0	(25.2)
Increase in other liabilities	30.4	13.9
Net cash flows provided by (used for) operating activities	2.7	(196.2)

Cash Flows from Investing Activities
Capital expenditures	(45.4)	(75.9)
Acquisition of businesses and other intangible assets, net of cash acquired	(9.3)	(63.5)
Proceeds from the disposition of long-term investments	—	0.9
Purchases of long-term investments	—	(0.4)
Net cash flows used for investing activities	(54.7)	(138.9)

Cash Flows from Financing Activities
Increase (decrease) in short-term debt, net	(6.3)	220.3
Repayments and redemptions of long-term debt	(13.9)	(3.1)
Net proceeds from stock-based compensation transactions	0.4	109.3
Excess tax benefits from stock-based compensation arrangements	—	1.4
Payments to acquire treasury stock	(0.4)	(57.0)
Dividends paid to stockholders	(0.1)	(0.1)
Net cash flows provided by (used for) financing activities	(20.3)	270.8

Effect of Exchange Rate Changes on Cash and Cash Equivalents	7.0	(8.6)

Net Decrease in Cash and Cash Equivalents	(65.3)	(72.9)
Cash and Cash Equivalents at Beginning of Period	864.5	401.7
Cash and Cash Equivalents at End of Period	$799.2	$328.8

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of The Estée Lauder Companies Inc. and its subsidiaries (collectively, the “Company”).  All significant intercompany balances and transactions have been eliminated.

The unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.  For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.

In accordance with recently adopted accounting guidance, net earnings attributable to The Estée Lauder Companies Inc. and net earnings attributable to noncontrolling interests are disclosed separately on the face of the accompanying consolidated statements of earnings.  In addition, noncontrolling interests are reported as a separate component of equity in the consolidated balance sheets.  Except as otherwise indicated, references to net earnings or components of stockholder’s equity in the notes to consolidated financial statements will represent amounts attributable to The Estée Lauder Companies Inc.  Accordingly, certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to current period presentation.

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through October 30, 2009, the date the consolidated financial statements were issued.

Management Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses reported in those financial statements.  Certain significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, inventory, pension and other post-retirement benefit costs, goodwill, intangible assets and other long-lived assets, income taxes and derivatives.  Descriptions of these policies are discussed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate.  Illiquid credit markets, volatile equity markets, changes in foreign currency exchange rates and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions.  As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions.  Significant changes, if any, in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at period-end rates of exchange, while revenue and expenses are translated at weighted average rates of exchange for the period.  Unrealized translation gains or losses are reported as cumulative translation adjustments through other comprehensive income (loss).  Such adjustments amounted to $33.6 million of unrealized translation gains, net of tax, and $84.0 million of unrealized translation losses, net of tax, during the three months ended September 30, 2009 and 2008, respectively.  The accompanying consolidated statements of earnings include net exchange losses on foreign currency transactions of $0.4 million and $19.9 million during the three months ended September 30, 2009 and 2008, respectively.

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions totaling $41.8 million and $41.4 million as of September 30, 2009 and June 30, 2009, respectively.

THE ESTÉE LAUDER COMPANIES INC.

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

The Company’s largest customer sells products primarily within the United States and accounted for $246.1 million, or 13% and $264.3 million, or 14%, of the Company’s consolidated net sales for the three months ended September 30, 2009 and 2008, respectively.  This customer accounted for $175.4 million, or 16%, and $97.1 million, or 11%, of the Company’s accounts receivable at September 30, 2009 and June 30, 2009, respectively.

Inventory and Promotional Merchandise

	September 30	June 30
	2009	2009
	(In millions)
Inventory and promotional merchandise, net consists of:
Raw materials	$188.2	$188.5
Work in process	35.7	43.8
Finished goods	425.4	375.6
Promotional merchandise	194.9	187.1
	$844.2	$795.0

Property, Plant and Equipment

Property, plant and equipment consists of:

	September 30	June 30
	2009	2009
	(In millions)
Assets (Useful Life)
Land	$14.6	$14.5
Buildings and improvements (10 to 40 years)	186.7	183.2
Machinery and equipment (3 to 10 years)	1,106.1	1,080.2
Furniture and fixtures (5 to 10 years)	87.6	86.1
Leasehold improvements	1,141.7	1,112.8
	2,536.7	2,476.8
Less accumulated depreciation and amortization	1,518.8	1,450.1
	$1,017.9	$1,026.7

The cost of assets related to projects in progress of $138.3 million and $144.9 million as of September 30, 2009 and June 30, 2009, respectively, is included in their respective asset categories in the table above.  Depreciation and amortization of property, plant and equipment was $62.0 million and $59.3 million during the three months ended September 30, 2009 and 2008, respectively.  Depreciation and amortization related to the Company’s manufacturing process is included in cost of sales and all other depreciation and amortization is included in selling, general and administrative expenses in the accompanying consolidated statements of earnings.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The effective rate for income taxes was 31.4% and 35.8% for the three months ended September 30, 2009 and 2008, respectively.  The decrease in the effective income tax rate was primarily attributable to a lower effective tax rate relating to the Company’s foreign operations.

As of September 30, 2009 and June 30, 2009, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $266.1 million and $259.1 million, respectively.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $135.7 million.  The total gross interest and penalties accrued related to unrecognized tax benefits during the three months ended September 30, 2009 in the accompanying consolidated statement of earnings was $3.0 million.  The total gross accrued interest and penalties in the accompanying consolidated balance sheets at September 30, 2009 and June 30, 2009 was $71.7 million and $67.9 million, respectively.  On the basis of the information available as of September 30, 2009, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in a range of $30 million to $60 million within 12 months as a result of projected resolutions of global tax examinations and controversies and a potential lapse of the applicable statutes of limitations.

Recently Adopted Accounting Standards

In June 2009, the FASB established the FASB Accounting Standards CodificationTM (the “Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the United States Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The Codification did not have a material impact on the Company’s consolidated financial statements upon adoption.  Accordingly, the Company’s notes to consolidated financial statements will explain accounting concepts rather than cite the topics of specific U.S. GAAP.

In April 2009, the FASB issued authoritative guidance that principally requires publicly traded companies to provide disclosures about fair value of financial instruments in interim financial information.  The adoption of this disclosure-only guidance for the Company’s September 30, 2009 interim consolidated financial statements is included in Note 5 — Fair Value Measurements and did not have an impact on the Company’s consolidated financial results.

In April 2009, the FASB issued authoritative guidance to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably determined.  If the fair value of such assets or liabilities cannot be reasonably determined, then they would generally be recognized in accordance with certain other pre-existing accounting standards.  This guidance also amends the subsequent accounting for assets and liabilities arising from contingencies in a business combination and certain other disclosure requirements.  This guidance became effective for assets or liabilities arising from contingencies in business combinations that are consummated during the Company’s fiscal 2010 and did not have an impact on the Company’s September 30, 2009 interim consolidated financial statements.

In November 2008, the FASB issued authoritative guidance regarding the accounting for defensive intangible assets.  Defensive intangible assets are assets acquired in a business combination that the acquirer (a) does not intend to use or (b) intends to use in a way other than the assets’ highest and best use as determined by an evaluation of market participant assumptions.  While defensive intangible assets are not being actively used, they are likely contributing to an increase in the value of other assets owned by the acquiring entity.  This guidance will require defensive intangible assets to be accounted for as separate units of accounting at the time of acquisition and the useful life of such assets would be based on the period over which the assets will directly or indirectly affect the entity’s cash flows.  This guidance is to be applied prospectively for defensive intangible assets acquired on or after the beginning of the Company’s fiscal 2010 and did not have an impact on the Company’s September 30, 2009 interim consolidated financial statements.

In November 2008, the FASB issued authoritative guidance to address questions about equity-method accounting.  The primary issues include how the initial carrying value of an equity method investment should be determined, how to account for any subsequent purchases and sales of additional ownership interests, and whether the investor must separately assess its underlying share of the investee’s indefinite-lived intangible assets for impairment.  This guidance became effective beginning in the Company’s fiscal 2010 and did not have an impact on the Company’s September 30, 2009 interim consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2008, the FASB issued authoritative guidance to amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and to require additional disclosures.  The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date.  The disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date.  This guidance became effective for fiscal years, and interim periods within those fiscal years, beginning in the Company’s fiscal 2010 and did not have a material impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued authoritative guidance that permitted the delayed application of fair value measurement accounting to nonrecurring nonfinancial assets and nonfinancial liabilities.  The Company’s nonfinancial assets and nonfinancial liabilities principally consist of intangible assets acquired through business combinations, long-lived assets when assessing potential impairment, and liabilities associated with restructuring activities.  This guidance became effective beginning in the Company’s fiscal 2010.  During the three months ended September 30, 2009, the Company did not have significant measurements of nonfinancial assets or nonfinancial liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

In December 2007, the FASB issued authoritative guidance to affirm that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  This guidance defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  Among other requirements, this guidance requires the acquiring entity in a business combination to recognize the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair values, with limited exceptions; acquisition-related costs generally will be expensed as incurred.  This guidance requires certain financial statement disclosures to enable users to evaluate and understand the nature and financial effects of the business combination.  This guidance must be applied prospectively to business combinations that are consummated on or after July 1, 2009.  During the three months ended September 30, 2009, the Company did not have significant business combinations.  Accordingly, the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued authoritative guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Among other requirements, this guidance clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is to be reported as a separate component of equity in the consolidated financial statements.  This guidance also requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest and to disclose those amounts on the face of the consolidated statement of earnings.  This guidance must be applied prospectively for fiscal years, and interim periods within those fiscal years, beginning in the Company’s fiscal 2010, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued authoritative guidance to address accounting for collaborative arrangement activities that are conducted without the creation of a separate legal entity for the arrangement.  Revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net by the collaborators pursuant to pre-existing accounting standards.  Payments to or from collaborators should be presented in the income statement based on the nature of the arrangement, the nature of the company’s business and whether the payments are within the scope of other accounting literature.  Other detailed information related to the collaborative arrangement is also required to be disclosed.  The requirements under this guidance must be applied to collaborative arrangements in existence at the beginning of the Company’s fiscal 2010 using a modified version of retrospective application.  The Company is currently not a party to significant collaborative arrangement activities, as defined by this guidance, and therefore the adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards

In August 2009, the FASB issued authoritative guidance to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available.  In these circumstances, a valuation technique should be applied that uses either the quote of the liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance, such as an income approach or a market approach.  The new guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  This guidance is effective for the first reporting period beginning after issuance (the Company’s fiscal 2010 second quarter).  The Company does not anticipate this guidance will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued authoritative guidance to eliminate the exception to consolidate a qualifying special-purpose entity, change the approach to determining the primary beneficiary of a variable interest entity and require companies to more frequently re-assess whether they must consolidate variable interest entities.  Under the new guidance, the primary beneficiary of a variable interest entity is identified qualitatively as the enterprise that has both (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  This guidance becomes effective for the Company’s fiscal 2011 year-end and interim reporting periods thereafter.  The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In December 2008, the FASB issued authoritative guidance to require employers to provide additional disclosures about plan assets of a defined benefit pension or other post-retirement plan.  These disclosures should principally include information detailing investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and an understanding of significant concentrations of risk within plan assets.  While earlier application of this guidance is permitted, the required disclosures shall be provided for fiscal years ending after December 15, 2009 (the Company’s fiscal 2010, the anticipated period of adoption).  Upon initial application, this guidance is not required to be applied to earlier periods that are presented for comparative purposes.  The Company does not expect this guidance to have a material impact on its consolidated financial statements.

NOTE  2 — OTHER INTANGIBLE ASSETS

Other intangible assets consists of the following:

	September 30, 2009			June 30, 2009
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Amortizable intangible assets:
Customer lists and other	$198.6	$113.8	$84.8	$199.2	$115.9	$83.3
License agreements	43.2	43.0	0.2	43.2	43.0	0.2
	$241.8	$156.8	85.0	$242.4	$158.9	83.5
Non-amortizable intangible assets:
Trademarks and other			67.2			66.6
Total intangible assets			$152.2			$150.1

The aggregate amortization expense related to amortizable intangible assets for the three months ended September 30, 2009 and 2008 was $2.5 million and $2.8 million, respectively.  The estimated aggregate amortization expense for the remainder of fiscal 2010 and each of fiscal years ending June 30, 2011 to 2014 is $7.4 million, $9.7 million, $9.3 million, $8.9 million and $6.6 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — CHARGES ASSOCIATED WITH RESTRUCTURING ACTIVITIES

In an effort to drive down costs and achieve synergies within the organization, in February 2009, the Company announced the implementation of a multi-faceted cost savings program (the “Program”) to position itself to achieve long-term profitable growth.  The Company anticipates the Program will result in related restructuring and other special charges, inclusive of cumulative charges recorded to date and over the next few fiscal years, totaling between $350 million and $450 million before taxes.

The Program focuses on a redesign of the Company’s organizational structure in order to integrate it in a more cohesive way and operate more globally across brands and functions.  The principal aspect of the Program is the reduction of the workforce by approximately 2,000 employees.  Specific actions taken during the three months ended September 30, 2009 included:

•                  Resize and Reorganize the Organization — The Company continued the realignment and optimization of its organization to better leverage scale, improve productivity and reduce complexity in each region and across various functions.  This included reduction of the workforce which occurred through the consolidation of certain functions through a combination of normal attrition and job eliminations.

•                  Exit Unprofitable Operations — To improve the profitability in certain of the Company’s brands and regions, the Company has selectively exited certain channels of distribution, categories and markets.  During the first quarter of fiscal 2010, the Company approved the exit from the global wholesale distribution of its Prescriptives brand by January 31, 2010.  In connection with these activities, the Company recorded a reserve for anticipated product returns, wrote off inventory and incurred costs to reduce workforce and terminate contracts.

•                  Outsourcing — In order to balance the growing need for information technology support with the Company’s efforts to provide the most efficient and cost effective solutions, the Company continued the outsourcing of certain information technology processes.  The Company incurred costs to transition services to an outsource provider.

For the three months ended September 30, 2009, aggregate restructuring charges of $14.7 million were recorded in the accompanying consolidated statements of earnings related to the Program.  These charges reflected employee-related costs, asset write-offs, contract terminations and other exit costs.

The following table presents accrued restructuring and the related activity as of and for the three months ended September 30, 2009 under the Program:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Balance at June 30, 2009	$51.6	$—	$2.9	$0.2	$54.7
Charges	13.4	0.2	0.6	0.5	14.7
Cash payments	(14.8)	—	(0.8)	(0.7)	(16.3)
Non-cash write-offs	—	(0.2)	—	—	(0.2)
Translation adjustments	0.5	—	—	—	0.5
Balance at September 30, 2009	$50.7	$—	$2.7	$—	$53.4

Accrued restructuring charges at September 30, 2009 are expected to result in cash expenditures funded from cash provided by operations of approximately $37 million, $14 million and $2 million in fiscal 2010, 2011 and 2012, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cumulative restructuring charges related to the Program as of September 30, 2009 were as follows:

September 30
(In millions)	2009

Employee-related costs	$74.3
Asset write-offs	4.4
Contract terminations	4.0
Other exit costs	2.3
Total	$85.0

The total amount of restructuring charges incurred, plus other initiatives approved through September 30, 2009, include approximately $90 million for employee-related costs, approximately $7 million in asset write-offs and approximately $12 million of contract terminations and other exit costs.

The Company incurred other special charges in connection with the implementation of the Program for the three months ended September 30, 2009 of $3.5 million related to consulting, other professional services, and accelerated depreciation.  The total amount of other special charges expected to be incurred to implement these initiatives, including those incurred through September 30, 2009, is approximately $38 million.  In addition to the other special charges, and predominantly related to the exit from the global wholesale distribution of the Prescriptives brand, the Company recorded $18.5 million reflecting anticipated sales returns (less a related cost of sales of $3.9 million) and a write-off of inventory associated with exiting unprofitable operations of $9.5 million.  The total amounts expected to be incurred, including those incurred through September 30, 2009, related to sales returns is between $29 million to $33 million and approximately $10 million related to inventory write-offs.

Total charges associated with restructuring activities included in operating income for the three months ended September 30, 2009 were $42.3 million.

NOTE 4 — DERIVATIVE FINANCIAL INSTRUMENTS

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets as of September 30, 2009 and June 30, 2009 are presented as follows:

	Asset Derivatives			Liability Derivatives
(In millions)	Balance Sheet Location	Fair Value (1)		Balance Sheet Location	Fair Value (1)
		September 30	June 30		September 30	June 30
		2009	2009		2009	2009
Derivatives Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$13.2	$13.9	Other accrued liabilities	$(27.1)	$(24.9)

Interest rate swap contracts	Other assets	30.5	24.5	Not applicable	—	—

Total Derivatives Designated as Hedging Instruments		43.7	38.4		(27.1)	(24.9)

Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	3.8	2.8	Other accrued liabilities	(6.4)	(1.3)

Total Derivatives		$47.5	$41.2		$(33.5)	$(26.2)

(1)            See Note 5 — Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments for the three months ended September 30, 2009 are presented as follows:

(In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (1)
Derivatives in Cash Flow Hedging Relationships:
Foreign currency forward contracts	$(4.9)	Selling, general and administrative	$(2.3)

(1)     The amount of loss recognized in earnings related to the amount excluded from effectiveness testing was $0.3 million for the three months ended September 30, 2009.  There was no gain (loss) recognized in earnings related to the ineffective portion of the hedging relationships for the three months ended September 30, 2009.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions)	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives (1)
Derivatives in Fair Value Hedging Relationships:

Interest rate swap contracts	Interest expense, net	$6.0

(1)            Changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt.

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments for the three months ended September 30, 2009 are presented as follows:

(In millions)	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
Derivatives Not Designated as Hedging Instruments:

Foreign currency forward contracts	Selling, general and administrative	$(4.2)

Foreign Currency Cash-Flow Hedges

The Company enters into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that the Company receives from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  The Company may also enter into foreign currency option contracts to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as foreign currency cash-flow hedges and have varying maturities through the end of June 2010.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology.  The ineffective portion of both foreign currency forward and option contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income (loss) are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in accumulated other comprehensive income (loss) are reclassified to current-period earnings.  As of September 30, 2009, the Company’s foreign currency cash-flow hedges were highly effective, in all material respects.  The estimated net loss as of September 30, 2009 that is expected to be reclassified from accumulated other comprehensive income (loss) into earnings within the next nine months is $13.0 million.

At September 30, 2009, the Company had foreign currency forward contracts in the amount of $1,138.7 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the British pound ($198.6 million), Euro ($197.7 million), Swiss franc ($173.8 million), Canadian dollar ($160.3 million), Hong Kong dollar ($80.6 million), Australian dollar ($74.1 million) and Japanese yen ($56.6 million).

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Hedges

The Company enters into interest rate derivative contracts to manage its exposure to interest rate fluctuations on its funded indebtedness and anticipated issuance of debt for periods consistent with the identified exposures.  The Company has interest rate swap agreements, with a notional amount totaling $250.0 million, to effectively convert the fixed rate interest on its 2017 Senior Notes to variable interest rates based on six-month LIBOR.  These interest rate swap agreements are designated as fair value hedges of the related long-term debt and the changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt.  As of September 30, 2009, these fair-value hedges were highly effective in all material respects.

Credit Risk

As a matter of policy, the Company only enters into derivative contracts with counterparties that have at least an “A” (or equivalent) credit rating.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $47.5 million at September 30, 2009, of which 84% were attributable to two counterparties.  To manage this risk, the Company has established strict counterparty credit guidelines that are continually monitored and reported to management.  Accordingly, management believes risk of loss under these hedging contracts is remote.

Certain of the Company’s derivative financial instruments contain credit-risk-related contingent features.  As of September 30, 2009, the Company was in compliance with such features and there were no derivative financial instruments with credit-risk-related contingent features that were in a net liability position.

NOTE 5 — FAIR VALUE MEASUREMENTS

The Company records its financial assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants at the measurement date.  Effective beginning in the Company’s fiscal 2010, the accounting for fair value measurements must be applied to nonrecurring nonfinancial assets and nonfinancial liabilities, which principally consist of intangible assets acquired through business combinations, long-lived assets when assessing potential impairment, and liabilities associated with restructuring activities.  During the three months ended September 30, 2009, the Company did not have significant measurements of nonfinancial assets or nonfinancial liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.  The Company is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The three levels of inputs that may be used to measure fair value are as follows:

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

Level 3:      Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument’s valuation.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Foreign currency forward contracts	$—	$17.0	$—	$17.0
Interest rate swap contracts	—	30.5	—	30.5
Available-for-sale securities	6.0	—	—	6.0
Total	$6.0	$47.5	$—	$53.5

Liabilities:
Foreign currency forward contracts	$—	$33.5	$—	$33.5

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

Foreign currency forward contracts - The fair values of the Company’s foreign currency forward contracts were valued using pricing models, with all significant inputs derived from or corroborated by observable market data such as yield curves, currency spot and forward rates and currency volatilities.

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

The estimated fair values of the Company’s financial instruments at September 30, 2009 are as follows:

(In millions)	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$799.2	$799.2
Available-for-sale securities	6.0	6.0
Short-term and long-term debt	1,408.9	1,461.1

Derivatives
Foreign currency forward contracts — asset (liability)	(16.5)	(16.5)
Interest rate swap contracts — asset (liability)	30.5	30.5

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — PENSION AND POST-RETIREMENT BENEFIT PLANS

The Company maintains pension plans covering substantially all of its full-time employees for its U.S. operations and a majority of its international operations.  The Company also maintains a domestic post-retirement benefit plan which provides certain medical and dental benefits to eligible employees.  Descriptions of these plans are discussed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.

The components of net periodic benefit cost for the three months ended September 30, 2009 and 2008 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement
(In millions)	2009	2008	2009	2008	2009	2008

Service cost	$5.6	$5.2	$4.4	$4.4	$0.8	$1.0
Interest cost	7.3	7.0	4.9	5.1	2.0	1.8
Expected return on plan assets	(8.0)	(8.3)	(5.0)	(5.3)	—	—
Amortization of:
Prior service cost	0.2	0.2	0.6	0.7	—	—
Actuarial loss	1.0	0.4	0.4	0.2	0.1	—
Net periodic benefit cost	$6.1	$4.5	$5.3	$5.1	$2.9	$2.8

During the three months ended September 30, 2009, the Company made contributions to its international pension plans totaling approximately $14 million.

NOTE 7 — CONTINGENCIES

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCK PROGRAMS

As of September 30, 2009, the Company has two active equity compensation plans which include the Amended and Restated Fiscal 2002 Share Incentive Plan (the “Fiscal 2002 Plan”) and the Non-Employee Director Share Incentive Plan (collectively, the “Plans”).  These Plans currently provide for the issuance of 23,653,440 shares of Class A Common Stock, which consist of shares originally provided for and shares transferred to the Fiscal 2002 Plan from other inactive plans and employment agreements, to be granted in the form of stock-based awards to key employees, consultants and non-employee directors of the Company.  As of September 30, 2009, approximately 6,732,100 shares of Class A Common Stock were reserved and available to be granted pursuant to these Plans.  The Company may satisfy the obligation of its stock-based compensation awards with either new or treasury shares.  The Company’s equity compensation awards outstanding at September 30, 2009 include stock options, performance share units (“PSU”), restricted stock units (“RSU”) and share units.

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of, stock options, PSUs, RSUs and share units.  Compensation expense attributable to net stock-based compensation during the three months ended September 30, 2009 and 2008 was $19.2 million and $22.6 million, respectively.  As of September 30, 2009, the total unrecognized compensation cost related to nonvested stock-based awards was $75.6 million and the related weighted-average period over which it is expected to be recognized is approximately 2.0 years.

Stock Options

A summary of the Company’s stock option programs as of September 30, 2009 and changes during the three months then ended, is presented below:

(Shares in thousands)	Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value(1) (in millions)	Weighted- Average Contractual Life Remaining in Years

Outstanding at June 30, 2009	18,914.7	$43.50
Granted at fair value	2,122.8	34.01
Exercised	(12.2)	32.03
Expired	(4,455.8)	51.89
Forfeited	(8.1)	45.26
Outstanding at September 30, 2009	16,561.4	40.04	$26.6	5.3

Exercisable at September 30, 2009	11,222.0	39.07	$19.9	3.6

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

The per-share weighted-average grant date fair value of stock options granted during the three months ended September 30, 2009 and 2008 was $10.53 and $17.47, respectively.  The total intrinsic value of stock options exercised during the three months ended September 30, 2009 and 2008 was $0.1 million and $24.7 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30
	2009	2008
Weighted-average expected stock-price volatility	30%	28%
Weighted-average expected option life	8 years	8 years
Average risk-free interest rate	3.1%	3.4%
Average dividend yield	2.0%	1.2%

The Company uses a weighted-average expected stock-price volatility assumption that is a combination of both current and historical implied volatilities of the underlying stock which are obtained from public data sources.  For the weighted-average expected option life assumption, the Company considers the exercise behavior of past grants and models the pattern of aggregate exercises.  The average risk-free interest rate is based on the U.S. Treasury strip rate for the expected term of the options and the average dividend yield is based on historical experience.

Performance Share Units

During the three months ended September 30, 2009, the Company granted 165,300 PSUs, which will be settled in stock subject to the achievement of the Company’s net sales, net earnings per share and return on invested capital goals for the three fiscal years ending June 30, 2012.  Settlement will be made pursuant to a range of opportunities relative to the net sales and diluted net earnings per common share targets of the Company and, as such, the compensation cost of the PSU is subject to adjustment based upon the attainability of these target goals.  No settlement will occur for results below the applicable minimum threshold and additional shares shall be issued if performance exceeds the targeted performance goals.  Certain PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSU.  Other PSUs granted in fiscal 2010 are not accompanied by dividend equivalent rights and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant less the discounted present value of the dividends expected to be paid on the shares during the vesting period.  These awards are subject to the provisions of the agreement under which the PSUs are granted.  The PSUs were valued at the closing market value of the Company’s Class A Common Stock on the date of grant and generally vest at the end of the performance period.  In September 2009, 31,100 shares of the Company’s Class A Common Stock were issued and related accrued dividends were paid, relative to the target goals set at the time of issuance, in settlement of 96,100 PSUs which vested as of June 30, 2009.

The following is a summary of the status of the Company’s PSUs as of September 30, 2009 and activity during the three months then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share
Nonvested at June 30, 2009	224.2	$48.57
Granted	165.3	33.42
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2009	389.5	42.14

Restricted Stock Units

The Company granted approximately 974,800 RSUs during the three months ended September 30, 2009 which, at the time of grant, were scheduled to vest as follows: 39,800 on July 1, 2010, 484,300 on November 1, 2010, 39,800 on July 2, 2011, 271,300 on October 31, 2011, 39,800 on July 2, 2012 and 99,800 on October 31, 2012, all subject to the continued employment or retirement of the grantees.  Certain RSUs granted in fiscal 2010 are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the RSU and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.  Other RSUs granted in fiscal 2010 are not accompanied by dividend equivalent rights and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant less the discounted present value of the dividends expected to be paid on the shares during the vesting period.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the status of the Company’s RSUs as of September 30, 2009 and activity during the three months then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share
Nonvested at June 30, 2009	922.5	$48.31
Granted	974.8	33.36
Vested	—	—
Forfeited	(8.9)	49.42
Nonvested at September 30, 2009	1,888.4	40.59

Share Units

The Company grants share units to certain non-employee directors under the Non-Employee Director Share Incentive Plan.  The share units are convertible into shares of Class A Common Stock as provided for in that plan.  Share units are accompanied by dividend equivalent rights that are converted to additional share units when such dividends are declared.  The following is a summary of the status of the Company’s share units as of September 30, 2009 and activity during the fiscal year then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share
Outstanding at June 30, 2009	22.6	$38.02
Granted	—	—
Dividend equivalents	—	—
Converted	—	—
Outstanding at September 30, 2009	22.6	38.02

Cash Units

Certain non-employee directors defer cash compensation in the form of cash payout share units, which are not subject to the Plans.  These share units are classified as liabilities and, as such, their fair value is adjusted to reflect the current market value of the Company’s Class A Common Stock.  The Company recorded $0.4 million and $0.3 million as compensation expense to reflect additional deferrals and the change in the market value for the three months ended September 30, 2009 and 2008, respectively.

NOTE 9 — NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC. PER COMMON SHARE

Net earnings attributable to The Estée Lauder Companies Inc. per common share (“basic EPS”) is computed by dividing net earnings attributable to The Estée Lauder Companies Inc. by the weighted-average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions).  Net earnings attributable to The Estée Lauder Companies Inc. per common share assuming dilution (“diluted EPS”) is computed by reflecting potential dilution from stock-based awards.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three Months Ended September 30
	2009	2008
	(In millions, except per share data)
Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$140.7	$51.1

Denominator:
Weighted-average common shares outstanding – Basic	196.7	195.3
Effect of dilutive stock options	0.7	2.9
Effect of restricted stock units	0.8	0.6
Weighted-average common shares outstanding – Diluted	198.2	198.8

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$.72	$.26
Diluted	.71	.26

As of September 30, 2009 and 2008, outstanding options to purchase 11.7 million and 7.4 million shares, respectively, of Class A Common Stock were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.  As of September 30, 2009 and 2008, 0.4 million of PSUs have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 8.

NOTE 10 – COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (“OCI”) included in the accompanying consolidated balance sheets consist of net unrealized investment gain (loss), net gain (loss) on derivative instruments designated and qualifying as cash-flow hedging instruments, net actuarial gain (loss) and prior service (costs) credits associated with pension and other post-retirement benefits, and cumulative translation adjustments as of the end of each period.

Comprehensive income (loss) and its components, net of tax, are as follows:

	Three Months Ended September 30
	2009	2008
	(In millions)
Net earnings	$137.8	$49.6
Other comprehensive income (loss):
Net unrealized investment gain (loss)	0.2	(0.1)
Net derivative instruments gain (loss)	(1.7)	8.7
Amounts included in net periodic benefit cost, net	1.5	4.9
Translation adjustments	34.5	(86.0)

	34.5	(72.5)
Comprehensive income (loss)	172.3	(22.9)
Comprehensive (income) loss attributable to noncontrolling interests:
Net loss	2.9	1.5
Translation adjustments	(0.9)	2.0
	2.0	3.5

Comprehensive income (loss) attributable to The Estée Lauder Companies Inc.	$174.3	$(19.4)

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – CHANGES IN EQUITY

	Total Stockholders’ Equity – The Estée Lauder Companies Inc.						Non-
(In millions)	Common Stock	Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total	controlling Interests	Total Equity

Balance – June 30, 2009	$2.6	$1,145.6	$3,195.0	$(117.1)	$(2,586.1)	$1,640.0	$24.0	$1,664.0
Net earnings (loss)	—	—	140.7	—	—	140.7	(2.9)	137.8
Other comprehensive income	—	—	—	33.6	—	33.6	0.9	34.5
Common stock issued	0.0	—	—	—	—	0.0	—	0.0
Stock-based compensation	—	20.7	—	—	(0.4)	20.3	—	20.3
Balance – September 30, 2009	$2.6	$1,166.3	$3,335.7	$(83.5)	$(2,586.5)	$1,834.6	$22.0	$1,856.6

NOTE 12 – STATEMENT OF CASH FLOWS

Supplemental cash flow information for the three months ended September 30, 2009 and 2008 were as follows:

	2009	2008
	(In millions)
Cash:
Cash paid during the period for interest	$10.5	$11.9
Cash paid during the period for income taxes	$42.0	$59.8

Non-cash investing and financing activities:
Long-term debt issued upon acquisition of business	$0.3	$—
Liabilities incurred for acquisitions	$4.1	$1.4
Incremental tax benefit from the exercise of stock options	$—	$(7.8)
Capital lease obligations incurred	$0.3	$14.0
Interest rate swap derivative mark to market	$6.0	$3.3

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SEGMENT DATA AND RELATED INFORMATION

Reportable operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the “Chief Executive”) in deciding how to allocate resources and in assessing performance.  Although the Company does business in one operating segment, beauty products, management also evaluates performance on a product category basis, before total charges associated with restructuring activities.  Performance is measured based upon net sales and operating income.  Operating income represents earnings before income taxes and net interest expense.  The accounting policies for the Company’s reportable segments are substantially the same as those for the consolidated financial statements, as described in the segment data and related information footnote included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.  The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information is produced for the Chief Executive or included herein.  There has been no significant variance in the total or long-lived asset value associated with the Company’s segment data since June 30, 2009.

	Three Months Ended September 30
	2009	2008
	(In millions)
PRODUCT CATEGORY DATA
Net Sales:
Skin Care	$730.3	$716.8
Makeup	717.9	742.9
Fragrance	291.5	327.8
Hair Care	97.9	98.8
Other	14.3	17.2
Returns associated with restructuring activities	(18.5)	—
	$1,833.4	$1,903.5
Operating Income (Loss):
Skin Care	$114.3	$43.5
Makeup	107.8	54.4
Fragrance	28.2	(5.5)
Hair Care	9.6	(1.0)
Other	2.8	1.2
Total charges associated with restructuring activities	(42.3)	(0.1)
	220.4	92.5
Reconciliation:
Interest expense, net	19.6	15.3
Earnings before income taxes	$200.8	$77.2

GEOGRAPHIC DATA
Net Sales:
The Americas	$892.3	$939.0
Europe, the Middle East & Africa	601.9	641.5
Asia/Pacific	357.7	323.0
Returns associated with restructuring activities	(18.5)	—
	$1,833.4	$1,903.5
Operating Income (Loss):
The Americas	$113.9	$56.5
Europe, the Middle East & Africa	93.3	7.6
Asia/Pacific	55.5	28.5
Total charges associated with restructuring activities	(42.3)	(0.1)
	$220.4	$92.5

THE ESTÉE LAUDER COMPANIES INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories which are distributed in over 140 countries and territories.  The following is a comparative summary of operating results for the three months ended September 30, 2009 and 2008, and reflects the basis of presentation described in Note 1 of Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies for all periods presented.  Sales of products and services that do not meet our definition of skin care, makeup, fragrance or hair care have been included in the “other” category.

	Three Months Ended September 30
	2009	2008
	(In millions)
NET SALES
By Region:
The Americas	$892.3	$939.0
Europe, the Middle East & Africa	601.9	641.5
Asia/Pacific	357.7	323.0
Returns associated with restructuring activities	(18.5)	—
	$1,833.4	$1,903.5

By Product Category:
Skin Care	$730.3	$716.8
Makeup	717.9	742.9
Fragrance	291.5	327.8
Hair Care	97.9	98.8
Other	14.3	17.2
Returns associated with restructuring activities	(18.5)	—
	$1,833.4	$1,903.5
OPERATING INCOME (LOSS)
By Region:
The Americas	$113.9	$56.5
Europe, the Middle East & Africa	93.3	7.6
Asia/Pacific	55.5	28.5
Total charges associated with restructuring activities	(42.3)	(0.1)
	$220.4	$92.5

By Product Category:
Skin Care	$114.3	$43.5
Makeup	107.8	54.4
Fragrance	28.2	(5.5)
Hair Care	9.6	(1.0)
Other	2.8	1.2
Total charges associated with restructuring activities	(42.3)	(0.1)
	$220.4	$92.5

THE ESTÉE LAUDER COMPANIES INC.

The following table presents certain consolidated earnings data as a percentage of net sales:

	Three Months Ended September 30
	2009	2008

Net sales	100.0%	100.0%
Cost of sales	24.3	26.3
Gross profit	75.7	73.7

Operating expenses:
Selling, general and administrative	62.7	68.9
Restructuring and other special charges	1.0	—
	63.7	68.9

Operating income	12.0	4.8
Interest expense, net	1.1	0.8

Earnings before income taxes	10.9	4.0
Provision for income taxes	3.4	1.4

Net earnings	7.5	2.6
Net loss attributable to noncontrolling interests	0.2	0.1

Net earnings attributable to The Estée Lauder Companies Inc.	7.7%	2.7%

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

Overview

Global economic challenges and uncertainties have had a significant impact on our business since our fiscal 2009 second quarter.  These challenges and uncertainties have negatively affected consumer demand, which had an adverse impact on our customers that are retailers as well as on our own retail stores.  These events have led to significant retailer destocking and changes in their ordering patterns for the products that we sell, which has contributed to the overall decline in our net sales during the current-year period.  Despite these conditions, some of which continue to exist today, our results for the current-year period exceeded our original net sales expectations and reflected lower spending levels in each of the Company’s geographic regions.  The higher than expected results, in part, stem from strong sell-in of new product launches, an improvement in our profitable travel retail business, improved foreign currency translation and cautionary spending from most brands in light of the uncertainty surrounding the global economic environment and the potential impact of the H1N1 virus.

In the Americas region, the U.S. department store channel was negatively impacted by a soft retail environment.  As a result of the economic downturn, the spending patterns of consumers has changed, which has resulted in lower net sales of many of our higher-end prestige products.  We are taking action to recapture sales of these products, as well as our other product offerings, by emphasizing value, quality and innovation.  While our business continued to suffer from lower store traffic and destocking, we gained share in the skin care and makeup categories at U.S. department stores during the current-year period.  Our net sales also benefited from new product offerings.  Net sales results in alternative channels were generally mixed.  Trends at our freestanding retail stores followed those in department stores while sales of our products online and via direct response television (“DRTV”) grew moderately.

Global economic uncertainty has also impacted our business in Europe, the Middle East & Africa.  Net sales in many markets declined during the current-year period as retailer destocking and tighter working capital management activities by the retailer continued.  Sales and profits in our travel retail business have exceeded our expectations as a result of successful product launches, select trade re-stocking and new points of distribution.  While passenger traffic remains at lower levels from the prior-year period, the current trends appear to be improving.

THE ESTÉE LAUDER COMPANIES INC.

At this time, our business in the Asia/Pacific region has been least affected by the global financial crisis, with net sales growing in substantially all countries in the region.  Net sales in China grew at a faster pace than in the other countries in the region as we continue our expansion in this emerging market.  Strong constant currency net sales increases in Korea and Australia were lessened by unfavorable currency translation.

In addition to the ongoing global financial crisis, net sales during the current-year period have been negatively impacted by foreign currency translation, though to a lesser extent than we anticipated.

We operate on a global basis, with the majority of our net sales generated outside the United States.  Accordingly, fluctuations in foreign currency exchange rates can affect our results of operations.  If the U.S. dollar strengthens, there would be an adverse impact on our future results.

We have continued to aggressively implement Company-wide cost containment efforts and a more measured approach to spending during the current-year period.  Despite the significant improvement in our operating results, we remain cautious regarding the uncertain duration of the global economic downturn as well as the potential impact of the H1N1 virus.  For the remainder of the fiscal year, we expect to accelerate investment spending above first quarter levels behind our brands and key priorities.

Charges Associated with Restructuring Activities

In an effort to drive down costs and achieve synergies within our organization, in February 2009, we announced the implementation of a multi-faceted cost savings program (the “Program”) to position the Company to achieve long-term profitable growth.  We anticipate the Program will result in related restructuring and other special charges, inclusive of cumulative charges recorded to date and over the next few fiscal years, totaling between $350 million and $450 million before taxes.

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

The Program focuses on a redesign of our organizational structure in order to integrate the Company in a more cohesive way and operate more globally across brands and functions.  The principal aspect of the Program is the reduction of the workforce by approximately 2,000 employees.  Specific actions taken during the three months ended September 30, 2009 included:

•                  Resize and Reorganize the Organization – We continued the realignment and optimization of our organization to better leverage scale, improve productivity and reduce complexity in each region and across various functions.  This included reduction of the workforce which occurred through the consolidation of certain functions through a combination of normal attrition and job eliminations.

•                  Exit Unprofitable Operations – To improve the profitability in certain of our brands and regions, we have selectively exited certain channels of distribution, categories and markets.  During the first quarter of fiscal 2010, we approved the exit from the global wholesale distribution of our Prescriptives brand by January 31, 2010.  In connection with these activities, we recorded a reserve for anticipated product returns, wrote off inventory and incurred costs to reduce workforce and terminate contracts.

•                  Outsourcing – In order to balance the growing need for information technology support with our efforts to provide the most efficient and cost effective solutions, we continued the outsourcing of certain information technology processes.  We incurred costs to transition services to an outsource provider.

For the three months ended September 30, 2009, aggregate restructuring charges of $14.7 million were recorded in our consolidated statements of earnings related to the Program.  These charges reflected employee-related costs, asset write-offs, contract terminations and other exit costs.

THE ESTÉE LAUDER COMPANIES INC.

The following table presents accrued restructuring and the related activity as of and for the three months ended September 30, 2009 under the Program:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Balance at June 30, 2009	$51.6	$—	$2.9	$0.2	$54.7
Charges	13.4	0.2	0.6	0.5	14.7
Cash payments	(14.8)	—	(0.8)	(0.7)	(16.3)
Non-cash write-offs	—	(0.2)	—	—	(0.2)
Translation adjustments	0.5	—	—	—	0.5
Balance at September 30, 2009	$50.7	$—	$2.7	$—	$53.4

Accrued restructuring charges at September 30, 2009 are expected to result in cash expenditures funded from cash provided by operations of approximately $37 million, $14 million and $2 million in fiscal 2010, 2011 and 2012, respectively.

Cumulative restructuring charges related to the Program as of September 30, 2009 were as follows:

September 30
(In millions)	2009

Employee-related costs	$74.3
Asset write-offs	4.4
Contract terminations	4.0
Other exit costs	2.3
Total	$85.0

The total amount of restructuring charges incurred plus other initiatives approved through September 30, 2009, include approximately $90 million for employee-related costs, approximately $7 million in asset write-offs and approximately $12 million of contract terminations and other exit costs.

We incurred other special charges in connection with the implementation of the Program for the three months ended September 30, 2009 of  $3.5 million related to consulting, other professional services, and accelerated depreciation.  The total amount of other special charges expected to be incurred to implement these initiatives, including those incurred through September 30, 2009, is approximately $38 million.  In addition to the other special charges, and predominantly related to the exit from the global wholesale distribution of the Prescriptives brand, we recorded $18.5 million reflecting anticipated sales returns (less a related cost of sales of $3.9 million) and a write-off of inventory associated with exiting unprofitable operations of $9.5 million.  The total amounts expected to be incurred, including those incurred through September 30, 2009, related to sales returns is between $29 million to $33 million and approximately $10 million related to inventory write-offs.

Total charges associated with restructuring activities included in operating income for the three months ended September 30, 2009 were $42.3 million.

While our business strategies are designed to strengthen the Company over the long-term, we believe the uncertainty about future market conditions, consumer spending patterns and the financial strength of some of our retail customers, coupled with retailer working capital management, will continue to negatively affect our net sales and operating results.  In line with our strategic plan, we will continue to seek ways to contain costs and reduce our inventory levels.

THE ESTÉE LAUDER COMPANIES INC.

First Quarter Fiscal 2010 as Compared with First Quarter Fiscal 2009

NET SALES

Net sales decreased 4%, or $70.1 million, to $1,833.4 million, primarily reflecting declines in Europe, the Middle East & Africa and in the Americas, partially offset by growth in Asia/Pacific.  Net sales decreases in the fragrance, makeup and hair care product categories were partially offset by growth in the skin care category.  Excluding the $54.3 million impact of foreign currency translation, net sales decreased slightly.  The following discussions of Net Sales by Product Categories and Geographic Regions exclude the impact of anticipated returns associated with restructuring activities of $18.5 million recorded during the current-year period.  We believe the following analysis of net sales better reflects the manner in which we conduct and view our business.

Product Categories

Skin Care

Net sales of skin care products increased 2%, or $13.5 million, to $730.3 million.  The recent launches of Advanced Night Repair Synchronized Recovery Complex and the new Time Zone line of moisturizing products from Estée Lauder contributed incremental sales of approximately $63 million, combined.  These increases were partially offset by approximately $47 million of lower sales from existing products in the Perfectionist, Advanced Night Recovery, Idealist and Future Perfect lines from Estée Lauder and products from Good Skin LabsTM, as well as Clinique’s 3-Step Skin Care System, which anniversaried a program that featured value-driven introductory kits.  Excluding the impact of foreign currency translation, skin care net sales increased 5%.

Makeup

Makeup net sales decreased 3%, or $25.0 million, to $717.9 million, primarily reflecting lower combined net sales from our heritage brands.  These declines reflected a challenging comparison to the prior-year period which featured a greater number of new launches.  Among those prior-year launches were High Impact Lip Colour SPF 15, reformulated Superfit Makeup and Defining Liner for Lips from Clinique and Sumptuous Bold Volume Lifting Mascara from Estée Lauder, which collectively had lower sales of approximately $26 million in the current-year period.  Sales declines in most other product lines were mostly offset by approximately $25 million of incremental sales from the recent launches of Even Better Makeup SPF 15 and Superbalanced Powder Makeup SPF 15 from Clinique and Double Wear Stay-in-Place Lip and Eye Pencils from Estée Lauder.  Excluding the impact of foreign currency translation, makeup net sales decreased 1%.

Fragrance

Net sales of fragrance products decreased 11%, or $36.3 million, to $291.5 million, due in part to the continued economic downturn, coupled with competitive dynamics.  This decline reflected lower sales of DKNY Delicious Night and Estée Lauder Sensuous, which were launched in the prior-year period, of approximately $17 million combined.  Also contributing to the decrease were certain Sean John and Clinique fragrances, as well as DKNY Red Delicious Women and Estée Lauder pleasures delight, which collectively reflected lower sales of approximately $23 million.  The recent launches of DKNY Be Delicious Fresh Blossom and Very Hollywood Michael Kors partially offset these declines by collectively contributing sales of approximately $13 million to the category.  Excluding the impact of foreign currency translation, fragrance net sales decreased 8%.

Hair Care

Hair care net sales decreased 1%, or $0.9 million, to $97.9 million, primarily reflecting a soft salon retail environment in the United States.  These declines were partially offset by overall growth in the Asia/Pacific region, as well as an increase in net sales of styling and hair color products and sales generated from direct-response television programs.  Excluding the impact of foreign currency translation, hair care net sales increased 1%.

Geographic Regions

Net sales in the Americas decreased 5%, or $46.7 million, to $892.3 million.  This decrease was mostly driven by lower net sales in the United States.  Net sales in Canada and Latin America were relatively flat as compared with the prior-year period and reflected the adverse impact of the strengthening of the U.S. dollar.  Economic conditions in the Americas region, particularly in the department store channel, have negatively impacted our businesses.  Ongoing challenges faced by certain of our department store customers in the United States may continue to affect our net sales for the short and medium term.  Excluding the impact of foreign currency translation, net sales in the Americas decreased 4%.

THE ESTÉE LAUDER COMPANIES INC.

In Europe, the Middle East & Africa, net sales decreased 6%, or $39.6 million, to $601.9 million, primarily reflecting the unfavorable impact of foreign currency translation.  Net sales decreases of approximately $34 million were reported in the United Kingdom, Spain, Italy and the Balkans, reflecting the stronger dollar, a soft retail environment and customer destocking.  Partially offsetting these decreases were higher net sales of approximately $6 million in the Middle East, from our travel retailing business and in South Africa.  Excluding the impact of foreign currency translation, net sales in Europe, the Middle East & Africa were flat as compared with the prior-year period.

Net sales in Asia/Pacific increased 11%, or $34.7 million, to $357.7 million, reflecting growth from substantially all countries in the region.  China, Hong Kong, Japan and Korea contributed approximately $31 million to the increase.  Net sales growth in China, Hong Kong, Korea and Australia benefited from the launches of new skin care products while the sales increase in Japan was generated from the strengthening of the Japanese yen.  Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 12%.

We believe the unfavorable global economic conditions will continue to adversely impact our financial performance.  We cannot predict with certainty the magnitude or duration of the impact or how it will vary across each of our geographic regions.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales decreased to 24.3% as compared with 26.3% in the prior-year period.  This improvement primarily reflected favorable changes in the mix of our business of approximately 90 basis points, as well as lower obsolescence charges and favorable manufacturing variances of approximately 50 basis points, each.  Also contributing to the improvement in cost of sales margin was a decrease in the level and timing of promotional activities of approximately 40 basis points and the favorable effect of exchange rates of approximately 20 basis points.  Partially offsetting these improvements was the impact of charges associated with restructuring activities of approximately 50 basis points.

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

OPERATING EXPENSES

Operating expenses decreased to 63.7% of net sales as compared with 68.9% of net sales in the prior-year period.  In light of the uncertainty surrounding the global economic environment and the potential impact of the H1N1 virus, we aggressively applied various Company-wide cost containment efforts and a more measured approach to spending.  The implementation of these initiatives helped reduce selling, general and administrative costs by approximately 270 basis points and advertising, merchandising and sampling costs by approximately 200 basis points.  Also contributing to the improvement in operating expense margin were lower net losses from foreign exchange transactions of approximately 100 basis points and an adjustment associated with incentive-based compensation of approximately 80 basis points.  Partially offsetting these improvements were charges associated with restructuring activities, as previously discussed, of approximately 100 basis points and higher costs of global information technology systems and infrastructure of approximately 80 basis points.

Changes in advertising, sampling and merchandising spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

THE ESTÉE LAUDER COMPANIES INC.

OPERATING RESULTS

Operating income increased over 100%, or $127.9 million, to $220.4 million.  Operating margin improved to 12.0% of net sales as compared with 4.8% in the prior-year period, reflecting our higher gross margin and the decrease in our operating expense margin as previously discussed.  The following discussions of Operating Results by Product Categories and Geographic Regions exclude the impact of total charges associated with restructuring activities of $42.3 million, or 2.3% of net sales.  We believe the following analysis of operating results better reflects the manner in which we conduct and view our business.

Product Categories

All product categories benefited from Company-wide cost containment initiatives and a more measured approach to spending, as well as strict inventory management, resulting in significant improvements in their operating income.  Skin care operating income increased over 100%, or $70.8 million, to $114.3 million, primarily reflecting improved results from certain of our heritage brands driven by increased net sales from higher-margin product launches.  Makeup operating income increased 98%, or $53.4 million, to $107.8 million, primarily reflecting improved results from certain of our heritage brands and from our makeup artist brands.  Fragrance operating results increased over 100%, or $33.7 million, to $28.2 million, primarily reflecting a favorable comparison to the prior-year period’s support spending behind the launches of Estée Lauder Sensuous and DKNY Delicious Night.  Hair care operating results increased over 100%, or $10.6 million, to $9.6 million, primarily reflecting savings generated from cost containment initiatives.

Geographic Regions

Operating income in the Americas increased over 100%, or $57.4 million, to $113.9 million, driven by Company-wide cost containment efforts and a more measured approach to spending, particularly from certain of our heritage brands and our makeup artist brands, partially offset by lower net sales as previously discussed.

In Europe, the Middle East & Africa, operating income increased over 100%, or $85.7 million, to $93.3 million, reflecting improvements in travel retail and substantially all countries in the region.  This increase reflected higher results from our travel retail business and in the United Kingdom, Russia, France, Spain and Germany of approximately $67 million, combined.

In Asia/Pacific, operating income increased 95%, or $27.0 million, to $55.5 million.  All countries in the region reported higher operating results, led by approximately $21 million in China, Australia, Japan and Korea, combined.

INTEREST EXPENSE, NET

Net interest expense was $19.6 million as compared with $15.3 million in the prior-year period.  Interest expense increased primarily due to a shift in debt balances from short-term instruments to long-term notes, which carry higher interest rates.

PROVISION FOR INCOME TAXES

The provision for income taxes represents Federal, foreign, state and local income taxes.  The effective rate differs from statutory rates due to the effect of state and local income taxes, tax rates in foreign jurisdictions and certain nondeductible expenses.  Our effective tax rate will change from quarter to quarter based on recurring and non-recurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, state and local income taxes, tax audit settlements, the ultimate disposition of deferred tax assets relating to stock-based compensation and the interaction of various global tax strategies.  In addition, changes in judgment from the evaluation of new information resulting in the recognition, derecognition or remeasurement of a tax position taken in a prior annual period are recognized separately in the quarter of the change.

The effective rate for income taxes for the three months ended September 30, 2009 was 31.4% as compared with 35.8% in the prior-year period.  The decrease in the effective income tax rate of 440 basis points was primarily attributable to a lower effective tax rate relating to our foreign operations.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

Net earnings attributable to The Estée Lauder Companies Inc. as compared with the prior-year period increased over 100%, or $89.6 million, to $140.7 million and diluted net earnings per common share increased over 100% from $.26 to $.71.  The results in the current-year period include the impact of total charges associated with restructuring activities of $27.3 million, after tax, or $.14 per diluted common share.

THE ESTÉE LAUDER COMPANIES INC.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad.  At September 30, 2009, we had cash and cash equivalents of $799.2 million compared with $864.5 million at June 30, 2009.  Our cash and cash equivalents are maintained at a number of financial institutions.  As of September 30, 2009, less than 10% of the total balance is insured by governmental agencies.  To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength and perform ongoing evaluations of these institutions to limit our concentration risk exposure.

Our business is seasonal in nature and, accordingly, our working capital needs vary.  From time to time, we may enter into investing and financing transactions that require additional funding.  To the extent that these needs exceed cash from operations, we could, subject to market conditions, issue commercial paper, issue long-term debt securities or borrow under our revolving credit facilities.  We do not anticipate protracted difficulties in securing these forms of working capital financing.

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

Debt

At September 30, 2009, our outstanding borrowings were as follows:

	Long-term Debt	Short-term Debt	Total Debt
	(In millions)

6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (1)	$296.3	$—	$296.3
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”) (2)	197.6	—	197.6
5.55% Senior Notes, due May 15, 2017 (“2017 Senior Notes”) (3)	330.1	—	330.1
7.75% Senior Notes, due November 1, 2013 (“2013 Senior Notes”) (4)	299.8	—	299.8
6.00% Senior Notes, due January 15, 2012 (“2012 Senior Notes”) (5)	244.8	—	244.8
$13.5 million promissory note due August 31, 2012 (6)	15.0	—	15.0
Turkish lira overdraft facility	—	6.2	6.2
Other borrowings	5.8	13.3	19.1
	$1,389.4	$19.5	$1,408.9

(1)	Consists of $300.0 million principal and unamortized debt discount of $3.7 million.
(2)	Consists of $200.0 million principal and unamortized debt discount of $2.4 million.
(3)	Consists of $300.0 million principal, unamortized debt discount of $0.4 million and a $30.5 million adjustment to reflect the fair value of outstanding interest rate swaps.
(4)	Consists of $300.0 million principal and unamortized debt discount of $0.2 million.
(5)

Consists of $250.0 million principal, unamortized debt discount of $0.3 million and a $4.9 million adjustment to reflect the remaining termination value of an interest rate swap that is being amortized to interest expense over the life of the debt.

(6)	Consists of $13.5 million face value and unamortized premium of $1.5 million.

THE ESTÉE LAUDER COMPANIES INC.

We have a $750.0 million commercial paper program under which we may issue commercial paper in the United States.  Our commercial paper is currently rated A-1 by Standard & Poor’s and P-1 by Moody’s.  Our long-term credit ratings are A with a negative outlook by Standard & Poor’s and A2 with a negative outlook by Moody’s.  At September 30, 2009, there was no commercial paper outstanding.  We also have $200.4 million in additional uncommitted credit facilities, of which $10.4 million was used as of September 30, 2009.

We have an undrawn $750.0 million senior unsecured revolving credit facility that expires on April 26, 2012.  This facility may be used primarily to provide credit support for our commercial paper program, to repurchase shares of our common stock and for general corporate purposes.  Up to the equivalent of $250 million of the credit facility is available for multi-currency loans.  The interest rate on borrowings under the credit facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or ½% plus the Federal funds rate.  We incurred costs of approximately $0.3 million to establish the facility which will be amortized over the term of the facility.  The credit facility has an annual fee of $0.4 million, payable quarterly, based on our current credit ratings.  This facility also contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $50.0 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under this facility.  As of September 30, 2009, we were in compliance with all related financial and other restrictive covenants, including limitations on indebtedness and liens, and expect continued compliance.  The financial covenant of this facility requires an interest expense coverage ratio of greater than 3:1 as of the last day of each fiscal quarter.  The interest expense coverage ratio is defined in the credit agreement as the ratio of Consolidated EBITDA (which does not represent a measure of our operating results as defined under U.S. generally accepted accounting principles) to Consolidated Interest Expense and is calculated as stipulated in the agreement as follows:

Twelve Months Ended September 30, 2009 (1)
($ in millions)

Consolidated EBITDA:
Net earnings	$308.0
Add:
Provision for income taxes	151.3
Interest expense, net	80.0
Depreciation and amortization (2)	254.1
Extraordinary non-cash charges (3)	85.0
Less:
Extraordinary non-cash gains	—
$878.4

Consolidated Interest Expense:
Interest expense, net	$80.0

Interest expense coverage ratio	11 to 1

(1)	In accordance with the credit agreement, this period represents the four most recent quarters.
(2)	Excludes amortization of debt discount, and derivative and debt issuance costs as they are already included in Interest expense, net.
(3)	Includes goodwill, intangible asset and other long-lived asset impairments and non-cash charges associated with restructuring activities.

We have a fixed rate promissory note agreement with a financial institution pursuant to which we may borrow up to $150.0 million in the form of loan participation notes through one of our subsidiaries in Europe.  The interest rate on borrowings under this agreement is at an all-in fixed rate determined by the lender and agreed to by us at the date of each borrowing.  At September 30, 2009, no borrowings were outstanding under this agreement.  Debt issuance costs incurred related to this agreement were de minimis.

THE ESTÉE LAUDER COMPANIES INC.

We have an overdraft borrowing agreement with a financial institution pursuant to which our subsidiary in Turkey may be credited to satisfy outstanding negative daily balances arising from its business operations.  The total balance outstanding at any time shall not exceed 40.0 million Turkish lira ($26.9 million at the exchange rate at September 30, 2009).  The interest rate applicable to each such credit shall be up to a maximum of 175 basis points per annum above the spot rate charged by the lender or the lender’s floating call rate agreed to by us at each borrowing.  There were no debt issuance costs incurred related to this agreement.  The outstanding balance at September 30, 2009 ($6.2 million at the exchange rate at September 30, 2009) is classified as short-term debt in our consolidated balance sheet.

Our 3.0 billion Japanese yen revolving credit facility expired on March 24, 2009.  This facility was replaced with a 1.5 billion Japanese yen ($16.6 million at the exchange rate at September 30, 2009) revolving credit facility that expires on March 31, 2010 and a 1.5 billion Japanese yen ($16.6 million at the exchange rate at September 30, 2009) revolving credit facility that expires on March 31, 2012.  The interest rates on borrowings under these credit facilities are based on TIBOR (Tokyo Interbank Offered Rate) plus .45% and .75%, respectively and the facility fees incurred on undrawn balances are 15 basis points and 25 basis points, respectively.  At September 30, 2009, no borrowings were outstanding under these facilities.

Total debt as a percent of total capitalization (excluding noncontrolling interests) decreased to 43% at September 30, 2009 from 46% at June 30, 2009.

Cash Flows

Cash and cash equivalents have increased significantly as compared with the prior-year period.  In light of the uncertain duration of the global economic downturn, we took a defensive approach to preserve our liquidity by issuing long-term bonds in the second quarter of fiscal 2009 and reduced our share repurchases.

Net cash provided by operating activities was $2.7 million during the three months ended September 30, 2009 as compared with net cash used of $196.2 million in the prior-year period.  The change in operating cash outflows in the first quarter of this fiscal year, as compared with the first quarter of the prior fiscal year, primarily reflected higher net earnings and lower inventory levels.  The decrease also reflected higher tax payments in the prior-year period.  These changes were partially offset by the timing of collections and the levels of accounts receivable balances.

Net cash used for investing activities was $54.7 million during the three months ended September 30, 2009 as compared with $138.9 million in the prior-year period.  The decrease in investing cash outflows primarily reflected lower acquisition activity in the current-year period as compared with the acquisitions of Applied Genetics Incorporated Dermatics and businesses engaged in the wholesale distribution and retail sale of Aveda products in the prior-year period.  The change also reflected lower cash payments in the current-year period related to counters and leasehold improvements, and global information technology systems and infrastructure.

Net cash used for financing activities was $20.3 million during the three months ended September 30, 2009 as compared with net cash provided by financing activities of $270.8 million in the prior-year period.  Cash used for financing activities in the current-year period primarily reflected the repayment of a promissory note due July 31, 2009 related to the fiscal 2008 acquisition of Ojon Corporation as well as repayments of other short-term debt.  Cash provided by financing activities in the prior-year period primarily reflected proceeds from the issuance of commercial paper and from employee stock transactions, partially offset by the repurchase of treasury shares under our share repurchase program.

Commitments, Contingencies and Contractual Obligations

There have been no significant changes to our commitments, contingencies and contractual obligations as discussed in our Annual Report on Form 10-K for the year ended June 30, 2009.

Derivative Financial Instruments and Hedging Activities

There have been no significant changes to our derivative financial instruments and hedging activities as discussed in our Annual Report on Form 10-K for the year ended June 30, 2009.

THE ESTÉE LAUDER COMPANIES INC.

Foreign Exchange Risk Management

We enter into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with our identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that we receive from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  We may also enter into foreign currency option contracts to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as foreign currency cash-flow hedges and have varying maturities through the end of June 2010.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology.  The ineffective portion of both foreign currency forward and option contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income (loss) are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in accumulated other comprehensive income (loss) are reclassified to current-period earnings.  As of September 30, 2009, these foreign currency cash-flow hedges were highly effective, in all material respects.

At September 30, 2009, we had foreign currency forward contracts in the amount of $1,138.7 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the British pound ($198.6 million), Euro ($197.7 million), Swiss franc ($173.8 million), Canadian dollar ($160.3 million), Hong Kong dollar ($80.6 million), Australian dollar ($74.1 million) and Japanese yen ($56.6 million).

Interest Rate Risk Management

We enter into interest rate derivative contracts to manage the exposure to interest rate fluctuations on our funded indebtedness and anticipated issuance of debt for periods consistent with the identified exposures.  We have interest rate swap agreements, with a notional amount totaling $250.0 million, to effectively convert the fixed rate interest on our 2017 Senior Notes to variable interest rates based on six-month LIBOR.  These interest rate swap agreements are designated as fair value hedges of the related long-term debt and meet the accounting criteria that permit changes in the fair values of the interest rate swap agreements to exactly offset changes in the fair value of the underlying long-term debt.  As of September 30, 2009, these fair-value hedges were highly effective in all material respects.

Credit Risk

As a matter of policy, we only enter into derivative contracts with counterparties that have at least an “A” (or equivalent) credit rating.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $47.5 million at September 30, 2009.  To manage this risk, we have established strict counterparty credit guidelines that are continually monitored and reported to management.  Accordingly, management believes risk of loss under these hedging contracts is remote.

Certain of our derivative financial instruments contain credit-risk-related contingent features.  As of September 30, 2009, we were in compliance with such features and there were no derivative financial instruments with credit-risk-related contingent features that were in a net liability position.

Market Risk

Using the value-at-risk model, as discussed in our Annual Report on Form 10-K for the fiscal year, ended June 30, 2009, the high, low and average measured value-at-risk for the twelve months ended September 30, 2009 related to our foreign exchange and interest rate contracts are as follows:

(In millions)	High	Low	Average

Foreign exchange contracts	$28.4	$17.3	$22.5
Interest rate contracts	34.2	17.6	28.4

There have been no significant changes in market risk since June 30, 2009 that would have a material effect on our calculated value-at-risk exposure, as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

THE ESTÉE LAUDER COMPANIES INC.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect on our financial condition or results of operations.

CRITICAL ACCOUNTING POLICIES

As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions.  Our most critical accounting policies relate to revenue recognition, inventory, pension and other post-retirement benefit costs, goodwill, intangible assets and other long-lived assets, income taxes and derivatives.  Since June 30, 2009, there have been no significant changes to the assumptions and estimates related to our critical accounting policies.

RECENTLY ADOPTED ACCOUNTING STANDARDS

In June 2009, the FASB established the FASB Accounting Standards CodificationTM (the “Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the United States Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The Codification did not have a material impact on our consolidated financial statements upon adoption.  Accordingly, our disclosures will explain accounting concepts rather than cite specific topics of U.S. GAAP.

In April 2009, the FASB issued authoritative guidance that principally requires publicly traded companies to provide disclosures about fair value of financial instruments in interim financial information.  The adoption of this disclosure-only guidance for our September 30, 2009 interim consolidated financial statements did not have an impact on our consolidated financial results.

In April 2009, the FASB issued authoritative guidance to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably determined.  If the fair value of such assets or liabilities cannot be reasonably determined, then they would generally be recognized in accordance with certain other pre-existing accounting standards.  This guidance also amends the subsequent accounting for assets and liabilities arising from contingencies in a business combination and certain other disclosure requirements.  This guidance became effective for assets or liabilities arising from contingencies in business combinations that are consummated during our fiscal 2010 and did not have an impact on our September 30, 2009 interim consolidated financial statements.

In November 2008, the FASB issued authoritative guidance regarding the accounting for defensive intangible assets.  Defensive intangible assets are assets acquired in a business combination that the acquirer (a) does not intend to use or (b) intends to use in a way other than the assets’ highest and best use as determined by an evaluation of market participant assumptions.  While defensive intangible assets are not being actively used, they are likely contributing to an increase in the value of other assets owned by the acquiring entity.  This guidance will require defensive intangible assets to be accounted for as separate units of accounting at the time of acquisition and the useful life of such assets would be based on the period over which the assets will directly or indirectly affect the entity’s cash flows.  This guidance is to be applied prospectively for defensive intangible assets acquired on or after the beginning of our fiscal 2010 and did not have an impact on our September 30, 2009 interim consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

In November 2008, the FASB issued authoritative guidance to address questions about equity-method accounting.  The primary issues include how the initial carrying value of an equity method investment should be determined, how to account for any subsequent purchases and sales of additional ownership interests, and whether the investor must separately assess its underlying share of the investee’s indefinite-lived intangible assets for impairment.  This guidance became effective beginning in our fiscal 2010 and did not have an impact on our September 30, 2009 interim consolidated financial statements.

In April 2008, the FASB issued authoritative guidance to amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and to require additional disclosures.  The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date.  The disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date.  This guidance became effective for fiscal years, and interim periods within those fiscal years, beginning in our fiscal 2010 and did not have a material impact on our consolidated financial statements.

In February 2008, the FASB issued authoritative guidance that permitted the delayed application of fair value measurement accounting to nonrecurring nonfinancial assets and nonfinancial liabilities.  Our nonfinancial assets and nonfinancial liabilities principally consist of intangible assets acquired through business combinations, long-lived assets when assessing potential impairment, and liabilities associated with restructuring activities.  This guidance became effective beginning in our fiscal 2010.  During the three months ended September 30, 2009, we did not have significant measurements of nonfinancial assets or nonfinancial liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

In December 2007, the FASB issued authoritative guidance to affirm that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  This guidance defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  Among other requirements, this guidance requires the acquiring entity in a business combination to recognize the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair values, with limited exceptions; acquisition-related costs generally will be expensed as incurred.  This guidance requires certain financial statement disclosures to enable users to evaluate and understand the nature and financial effects of the business combination.  This guidance must be applied prospectively to business combinations that are consummated on or after July 1, 2009.  During the three months ended September 30, 2009, we did not have significant business combinations.  Accordingly, the adoption of this guidance did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued authoritative guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Among other requirements, this guidance clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is to be reported as a separate component of equity in the consolidated financial statements.  This guidance also requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest and to disclose those amounts on the face of the consolidated statement of earnings.  This guidance must be applied prospectively for fiscal years, and interim periods within those fiscal years, beginning in our fiscal 2010, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued authoritative guidance to address accounting for collaborative arrangement activities that are conducted without the creation of a separate legal entity for the arrangement.  Revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net by the collaborators pursuant to pre-existing accounting standards.  Payments to or from collaborators should be presented in the income statement based on the nature of the arrangement, the nature of the company’s business and whether the payments are within the scope of other accounting literature.  Other detailed information related to the collaborative arrangement is also required to be disclosed.  The requirements under this guidance must be applied to collaborative arrangements in existence at the beginning of our fiscal 2010 using a modified version of retrospective application.  We are currently not a party to significant collaborative arrangement activities, as defined by this guidance, and therefore the adoption of this guidance did not have an impact on our consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2009, the FASB issued authoritative guidance to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available.  In these circumstances, a valuation technique should be applied that uses either the quote of the liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance, such as an income approach or a market approach.  The new guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  This guidance is effective for the first reporting period beginning after issuance (our fiscal 2010 second quarter).  We do not anticipate this guidance will have a material impact on our consolidated financial statements.

In June 2009, the FASB issued authoritative guidance to eliminate the exception to consolidate a qualifying special-purpose entity, change the approach to determining the primary beneficiary of a variable interest entity and require companies to more frequently re-assess whether they must consolidate variable interest entities.  Under the new guidance, the primary beneficiary of a variable interest entity is identified qualitatively as the enterprise that has both (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  This guidance becomes effective for our fiscal 2011 year-end and interim reporting periods thereafter.  We do not expect this guidance to have a material impact on our consolidated financial statements.

In December 2008, the FASB issued authoritative guidance to require employers to provide additional disclosures about plan assets of a defined benefit pension or other post-retirement plan.  These disclosures should principally include information detailing investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and an understanding of significant concentrations of risk within plan assets.  While earlier application of this guidance is permitted, the required disclosures shall be provided for fiscal years ending after December 15, 2009 (our fiscal 2010, the anticipated period of adoption).  Upon initial application, this guidance is not required to be applied to earlier periods that are presented for comparative purposes.  We do not expect this guidance to have a material impact on our consolidated financial statements.

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

THE ESTÉE LAUDER COMPANIES INC.

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

THE ESTÉE LAUDER COMPANIES INC.

Item 4. Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure.  The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2009 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

As part of our Strategic Modernization Initiative, we anticipate the continued migration of our operations to SAP, with the majority of our locations being implemented through fiscal 2012.  Based on management’s evaluation, the necessary steps have been taken to monitor and maintain appropriate internal control over financial reporting during this period.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchase Program

We are authorized by the Board of Directors to repurchase up to 88.0 million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  As of September 30, 2009, the cumulative total of acquired shares pursuant to the authorization was 65.3 million, reducing the remaining authorized share repurchase balance to 22.7 million.  During the three months ended September 30, 2009, no shares were repurchased pursuant to the authorization.  However, in September 2009, we repurchased approximately 11,700 shares at a price per share of $34.21 in connection with tax withholding obligations upon the settlement of performance share units earned as of June 30, 2009.

THE ESTÉE LAUDER COMPANIES INC.

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

During the three months ended September 30, 2009, no holders of Class B Common Stock converted such shares into Class A Common Stock.

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
10.5

Form of Restricted Stock Unit Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers for grants related to bonuses (including Form of Notice of Grant). †

10.6

Form of Restricted Stock Unit Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant). †

10.7	Amendment No. 7 to Stockholders’ Agreement.
10.8	Amendment to Employment Agreement with Leonard A. Lauder †
10.9	Amendment to Employment Agreement with Cedric Prouvé †
31.1	Certification pursuant to Rule 13a-14(a) (CEO).
31.2	Certification pursuant to Rule 13a-14(a) (CFO).
32.1	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)
32.2	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

†  Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ESTÉE LAUDER COMPANIES INC.

Date: October 30, 2009	By:	/s/RICHARD W. KUNES
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
10.5

Form of Restricted Stock Unit Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers for grants related to bonuses (including Form of Notice of Grant). †

10.6

Form of Restricted Stock Unit Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant). †

10.7	Amendment No. 7 to Stockholders’ Agreement
10.8	Amendment to Employment Agreement with Leonard A. Lauder †
10.9	Amendment to Employment Agreement with Cedric Prouvé †
31.1	Certification pursuant to Rule 13a-14(a) (CEO).
31.2	Certification pursuant to Rule 13a-14(a) (CFO).
32.1	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)
32.2	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

†  Exhibit is a management contract or compensatory plan or arrangement.