Form 10-Q
period 2009-12-31
ESTEE LAUDER COMPANIES INC
filed 2010-01-28
CIK 1001250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At January 22, 2009, 118,920,894 shares of the registrant’s Class A Common Stock, $.01 par value, and 78,017,261 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended December 31		Six Months Ended December 31
	2009	2008	2009	2008
	(In millions, except per share data)

Net Sales	$2,262.3	$2,041.0	$4,095.7	$3,944.5
Cost of Sales	525.4	508.0	970.5	1,008.1

Gross Profit	1,736.9	1,533.0	3,125.2	2,936.4

Operating expenses:
Selling, general and administrative	1,282.4	1,262.4	2,432.1	2,573.2
Restructuring and other special charges	9.3	0.3	27.5	0.4
Goodwill impairment	16.6	—	16.6	—
Impairment of intangible assets	29.0	—	29.0	—
	1,337.3	1,262.7	2,505.2	2,573.6

Operating Income	399.6	270.3	620.0	362.8

Interest expense, net	19.9	19.6	39.5	34.9
Earnings before Income Taxes	379.7	250.7	580.5	327.9

Provision for income taxes	118.0	89.4	181.0	117.0
Net Earnings	261.7	161.3	399.5	210.9

Net earnings attributable to noncontrolling interests	(5.5)	(3.3)	(2.6)	(1.8)
Net Earnings Attributable to The Estée Lauder Companies Inc.	$256.2	$158.0	$396.9	$209.1

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$1.30	$.80	$2.01	$1.07
Diluted	1.28	.80	1.99	1.06

Weighted average common shares outstanding:
Basic	197.3	196.6	197.0	195.9
Diluted	200.4	197.5	199.3	198.1

Cash dividends declared per common share	$.55	$.55	$.55	$.55

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED BALANCE SHEETS

	December 31	June 30
	2009	2009
	(Unaudited)
	($ in millions)
ASSETS
Current Assets
Cash and cash equivalents	$1,223.6	$864.5
Accounts receivable, net	1,098.5	853.3
Inventory and promotional merchandise, net	756.4	795.0
Prepaid expenses and other current assets	371.0	399.7
Total current assets	3,449.5	2,912.5

Property, Plant and Equipment, net	1,012.0	1,026.7

Other Assets
Investments, at cost or market value	13.0	12.7
Goodwill	751.4	759.9
Other intangible assets, net	123.6	150.1
Other assets	362.0	314.7
Total other assets	1,250.0	1,237.4
Total assets	$5,711.5	$5,176.6

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$27.8	$33.8
Accounts payable	314.3	329.8
Accrued income taxes	110.5	33.2
Other accrued liabilities	1,203.1	1,062.4
Total current liabilities	1,655.7	1,459.2

Noncurrent Liabilities
Long-term debt	1,375.9	1,387.6
Accrued income taxes	259.7	259.1
Other noncurrent liabilities	411.6	406.7
Total noncurrent liabilities	2,047.2	2,053.4

Contingencies (Note 7)

Equity
Common stock, $.01 par value; 650,000,000 shares Class A authorized; shares issued: 186,066,807 at December 31, 2009 and 183,921,350 at June 30, 2009; 240,000,000 shares Class B authorized; shares issued and outstanding: 78,017,261 at December 31, 2009 and 78,067,261 at June 30, 2009	2.6	2.6
Paid-in capital	1,236.5	1,145.6
Retained earnings	3,482.7	3,195.0
Accumulated other comprehensive loss	(77.0)	(117.1)
	4,644.8	4,226.1
Less: Treasury stock, at cost; 66,900,196 Class A shares at December 31, 2009 and 65,294,477 Class A shares at June 30, 2009	(2,663.2)	(2,586.1)
Total stockholders’ equity — The Estée Lauder Companies Inc.	1,981.6	1,640.0
Noncontrolling interests	27.0	24.0
Total equity	2,008.6	1,664.0
Total liabilities and equity	$5,711.5	$5,176.6

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31
	2009	2008
	(In millions)

Cash Flows from Operating Activities
Net earnings	$399.5	$210.9
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	127.7	125.9
Deferred income taxes	(28.9)	(2.1)
Non-cash stock-based compensation	30.8	32.1
Excess tax benefits from stock-based compensation arrangements	(1.0)	(1.4)
Loss on disposal of property, plant and equipment	10.8	4.0
Non-cash charges associated with restructuring activities	7.0	—
Goodwill and intangible asset impairments	45.6	—
Other non-cash items	0.3	0.9
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(226.3)	(88.9)
Decrease in inventory and promotional merchandise, net	48.6	14.7
Decrease (increase) in other assets, net	2.0	(67.9)
Decrease in accounts payable	(22.2)	(30.5)
Increase (decrease) in accrued income taxes	95.3	(20.5)
Increase in other liabilities	127.7	39.5
Net cash flows provided by operating activities	616.9	216.7

Cash Flows from Investing Activities
Capital expenditures	(104.2)	(157.5)
Acquisition of businesses and other intangible assets, net of cash acquired	(9.3)	(63.8)
Proceeds from the disposition of long-term investments	—	0.8
Purchases of long-term investments	(0.1)	(0.4)
Net cash flows used for investing activities	(113.6)	(220.9)

Cash Flows from Financing Activities
Increase (decrease) in short-term debt, net	(5.3)	121.8
Proceeds from issuance of long-term debt, net	—	297.7
Repayments and redemptions of long-term debt	(15.0)	(7.6)
Net proceeds from stock-based compensation transactions	56.3	109.5
Excess tax benefits from stock-based compensation arrangements	1.0	1.4
Payments to acquire treasury stock	(78.1)	(62.6)
Dividends paid to stockholders	(109.1)	(108.4)
Net cash flows (used for) provided by financing activities	(150.2)	351.8

Effect of Exchange Rate Changes on Cash and Cash Equivalents	6.0	(20.4)

Net Increase in Cash and Cash Equivalents	359.1	327.2
Cash and Cash Equivalents at Beginning of Period	864.5	401.7
Cash and Cash Equivalents at End of Period	$1,223.6	$728.9

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

In accordance with recently adopted accounting guidance, net earnings attributable to The Estée Lauder Companies Inc. and net earnings attributable to noncontrolling interests are disclosed separately on the face of the accompanying consolidated statements of earnings.  In addition, noncontrolling interests are reported as a separate component of equity in the consolidated balance sheets.  Except as otherwise indicated, references to net earnings or components of stockholders’ equity in the notes to consolidated financial statements will represent amounts attributable to The Estée Lauder Companies Inc.  Accordingly, certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to current period presentation.

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued.

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

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at period-end rates of exchange, while revenue and expenses are translated at weighted average rates of exchange for the period.  Unrealized translation gains or losses are reported as cumulative translation adjustments through other comprehensive income (loss).  Such adjustments amounted to $0.1 million of unrealized translation gains, net of tax, and $124.7 million of unrealized translation losses, net of tax, during the three months ended December 31, 2009 and 2008, respectively, and $33.7 million of unrealized translation gains, net of tax, and $208.7 million of unrealized translation losses, net of tax, during the six months ended December 31, 2009 and 2008, respectively.  The accompanying consolidated statements of earnings include net exchange losses on foreign currency transactions of $13.1 million and $6.2 million during the three months ended December 31, 2009 and 2008, respectively, and $13.5 million and $26.2 million during the six months ended December 31, 2009 and 2008, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions totaling $41.9 million and $41.4 million as of December 31, 2009 and June 30, 2009, respectively.

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

The Company’s largest customer sells products primarily within the United States and accounted for $225.4 million, or 10% and $238.6 million, or 12%, of the Company’s consolidated net sales for the three months ended December 31, 2009 and 2008, respectively, and $471.5 million, or 12% and $502.9 million, or 13%, of the Company’s consolidated net sales for the six months ended December 31, 2009 and 2008, respectively.  This customer accounted for $104.4 million, or 10%, and $97.1 million, or 11%, of the Company’s accounts receivable at December 31, 2009 and June 30, 2009, respectively.

Inventory and Promotional Merchandise

	December 31	June 30
	2009	2009
	(In millions)
Inventory and promotional merchandise, net consists of:
Raw materials	$196.8	$188.5
Work in process	36.7	43.8
Finished goods	353.1	375.6
Promotional merchandise	169.8	187.1
	$756.4	$795.0

Property, Plant and Equipment

Property, plant and equipment consists of:

	December 31	June 30
	2009	2009
	(In millions)
Assets (Useful Life)
Land	$14.6	$14.5
Buildings and improvements (10 to 40 years)	187.2	183.2
Machinery and equipment (3 to 10 years)	1,116.3	1,080.2
Furniture and fixtures (5 to 10 years)	90.8	86.1
Leasehold improvements	1,128.3	1,112.8
	2,537.2	2,476.8
Less accumulated depreciation and amortization	1,525.2	1,450.1
	$1,012.0	$1,026.7

The cost of assets related to projects in progress of $139.0 million and $144.9 million as of December 31, 2009 and June 30, 2009, respectively, is included in their respective asset categories in the table above.  Depreciation and amortization of property, plant and equipment was $59.2 million and $60.0 million during the three months ended December 31, 2009 and 2008, respectively, and $121.2 million and $119.3 million during the six months ended December 31, 2009 and 2008, respectively.  Depreciation and amortization related to the Company’s manufacturing process is included in cost of sales and all other depreciation and amortization is included in selling, general and administrative expenses in the accompanying consolidated statements of earnings.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The effective rate for income taxes was 31.1% and 35.7% for the three months ended December 31, 2009 and 2008, respectively, and 31.2% and 35.7% for the six months ended December 31, 2009 and 2008, respectively.  The decrease in the effective income tax rate was primarily attributable to a lower effective tax rate relating to the Company’s foreign operations.

As of December 31, 2009 and June 30, 2009, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $259.2 million and $259.1 million, respectively.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $133.0 million.  The total gross interest and penalties accrued related to unrecognized tax benefits during the three and six months ended December 31, 2009 in the accompanying consolidated statements of earnings was $0.3 million and $3.3 million, respectively.  The total gross accrued interest and penalties in the accompanying consolidated balance sheets at December 31, 2009 and June 30, 2009 was $71.8 million and $67.9 million, respectively.  On the basis of the information available as of December 31, 2009, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in a range of $30 million to $60 million within 12 months as a result of projected resolutions of global tax examinations and controversies and a potential lapse of the applicable statutes of limitations.

Recently Adopted Accounting Standards

In August 2009, the FASB issued authoritative guidance to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available.  In these circumstances, a valuation technique should be applied that uses either the quote of the liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance, such as an income approach or a market approach.  The new guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  This guidance became effective for the Company’s fiscal 2010 second quarter and did not have an impact on the Company’s consolidated financial statements.

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

In April 2009, the FASB issued authoritative guidance that principally requires publicly traded companies to provide disclosures about fair value of financial instruments in interim financial information.  The adoption of this disclosure-only guidance is included in Note 5 — Fair Value Measurements and did not have an impact on the Company’s consolidated financial results.

In April 2009, the FASB issued authoritative guidance to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably determined.  If the fair value of such assets or liabilities cannot be reasonably determined, then they would generally be recognized in accordance with certain other pre-existing accounting standards.  This guidance also amends the subsequent accounting for assets and liabilities arising from contingencies in a business combination and certain other disclosure requirements.  This guidance became effective for assets or liabilities arising from contingencies in business combinations that are consummated on or after the beginning of the Company’s fiscal 2010 and did not have an impact on the Company’s consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2008, the FASB issued authoritative guidance regarding the accounting for defensive intangible assets.  Defensive intangible assets are assets acquired in a business combination that the acquirer (a) does not intend to use or (b) intends to use in a way other than the assets’ highest and best use as determined by an evaluation of market participant assumptions.  While defensive intangible assets are not being actively used, they are likely contributing to an increase in the value of other assets owned by the acquiring entity.  This guidance will require defensive intangible assets to be accounted for as separate units of accounting at the time of acquisition and the useful life of such assets would be based on the period over which the assets will directly or indirectly affect the entity’s cash flows.  This guidance is to be applied prospectively for defensive intangible assets acquired on or after the beginning of the Company’s fiscal 2010 and did not have an impact on the Company’s consolidated financial statements.

In November 2008, the FASB issued authoritative guidance to address questions about equity-method accounting.  The primary issues include how the initial carrying value of an equity method investment should be determined, how to account for any subsequent purchases and sales of additional ownership interests, and whether the investor must separately assess its underlying share of the investee’s indefinite-lived intangible assets for impairment.  This guidance became effective beginning in the Company’s fiscal 2010 and did not have an impact on the Company’s consolidated financial statements.

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

In February 2008, the FASB issued authoritative guidance that permitted the delayed application of fair value measurement accounting to nonrecurring nonfinancial assets and nonfinancial liabilities.  The Company’s nonfinancial assets and nonfinancial liabilities principally consist of intangible assets acquired through business combinations, long-lived assets when assessing potential impairment, and liabilities associated with restructuring activities.  This guidance became effective beginning in the Company’s fiscal 2010.  See Note 5 — Fair Value Measurements for further discussion on the application of fair value measurements.

In December 2007, the FASB issued authoritative guidance to affirm that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  This guidance defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  Among other requirements, this guidance requires the acquiring entity in a business combination to recognize the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair values, with limited exceptions; acquisition-related costs generally will be expensed as incurred.  This guidance requires certain financial statement disclosures to enable users to evaluate and understand the nature and financial effects of the business combination.  This guidance must be applied prospectively to business combinations that are consummated on or after July 1, 2009.  During the six months ended December 31, 2009, the Company did not have significant business combinations.  Accordingly, the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

Recently Issued Accounting Standards

In June 2009, the FASB issued authoritative guidance to eliminate the exception to consolidate a qualifying special-purpose entity, change the approach to determining the primary beneficiary of a variable interest entity and require companies to more frequently re-assess whether they must consolidate variable interest entities.  Under the new guidance, the primary beneficiary of a variable interest entity is identified qualitatively as the enterprise that has both (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  This guidance becomes effective for the Company’s fiscal 2011 year-end and interim reporting periods thereafter.  The Company does not maintain any variable interests with unconsolidated entities that would be expected to have a material impact on its financial condition or results of operations.  Accordingly, the Company does not expect this guidance to have a material impact on its consolidated financial statements.

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

NOTE  2 — GOODWILL AND OTHER INTANGIBLE ASSETS

During the second quarter of fiscal 2010, the Ojon reporting unit altered and delayed certain components of its future expansion plans, resulting in revisions to its internal forecasts.  The Company concluded that these changes in circumstances in the Ojon reporting unit triggered the need for an interim impairment review of its goodwill and trademark.  Additionally, these changes in circumstances were also an indicator that the carrying amount of the customer list may not be recoverable.  The Company performed an interim impairment test for the trademark and a recoverability test for the customer list as of December 31, 2009 on this reporting unit.  The Company concluded that the carrying value of the Ojon trademark and customer list exceeded their estimated fair values, which were determined based on the application of a royalty rate to discounted estimated future cash flows (“relief-from-royalty method”) for the trademark and discounted expected future cash flows for the customer list.  As a result, the Company recognized impairment charges of $6.0 million for the trademark and $17.2 million for the customer list, at the exchange rate in effect at that time.  After adjusting the carrying value of the trademark and customer list, the Company completed an interim impairment test for goodwill and recorded a goodwill impairment charge related to the Ojon reporting unit of $16.6 million at the exchange rate in effect at that time.  The fair value of the reporting unit was based upon weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit.  These impairment charges were reflected in the hair care and skin care product categories and in the Americas region.  As of December 31, 2009, the carrying value of goodwill related to the Ojon reporting unit was $28.1 million.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the second quarter of fiscal 2010, the Darphin reporting unit identified issues related to the planned streamlining of its distribution process, resulting in revisions to its internal forecasts.  The Company concluded that these changes in circumstances in the Darphin reporting unit triggered the need for an interim impairment test of its trademark and goodwill.  The Company determined that the trademark was impaired, with fair value estimated based upon the relief-from-royalty method, and therefore recorded an impairment charge of $5.8 million in the skin care product category and in the Europe, the Middle East & Africa region.  After adjusting the carrying value of the trademark, the Company completed step one of the impairment test for goodwill and concluded that the fair value of the Darphin reporting unit was in excess of its carrying value including goodwill.  The fair value of the reporting unit was based upon the income approach, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows.  As of December 31, 2009, the carrying value of goodwill related to the Darphin reporting unit was $10.3 million.

Other intangible assets consists of the following:

	December 31, 2009			June 30, 2009
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Amortizable intangible assets:
Customer lists and other	$200.1	$133.7	$66.4	$199.2	$115.9	$83.3
License agreements	43.2	43.0	0.2	43.2	43.0	0.2
	$243.3	$176.7	66.6	$242.4	$158.9	83.5
Non-amortizable intangible assets:
Trademarks and other			57.0			66.6
Total intangible assets			$123.6			$150.1

The aggregate amortization expense related to amortizable intangible assets for the three months ended December 31, 2009 and 2008 was $2.6 million and $2.7 million, respectively, and for the six months ended December 31, 2009 and 2008 was $5.1 million and $5.5 million, respectively.  The estimated aggregate amortization expense for the remainder of fiscal 2010 and each of fiscal years ending June 30, 2011 to 2014 is $4.8 million, $9.7 million, $9.3 million, $8.9 million and $6.6 million, respectively.

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

The Program focuses on a redesign of the Company’s organizational structure in order to integrate it in a more cohesive way and operate more globally across brands and functions.  The principal aspect of the Program is the reduction of the workforce by approximately 2,000 employees.  Specific actions taken during the six months ended December 31, 2009 included:

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

•                  Exit Unprofitable Operations — To improve the profitability in certain of the Company’s brands and regions, the Company has selectively exited certain channels of distribution, categories and markets.  During the first quarter of fiscal 2010, the Company approved the exit from the global wholesale distribution of its Prescriptives brand by January 31, 2010.  In connection with these activities, the Company recorded a reserve for anticipated product returns, wrote off inventory and incurred costs to reduce workforce and other exit costs.

•                  Outsourcing — In order to balance the growing need for information technology support with the Company’s efforts to provide the most efficient and cost effective solutions, the Company continued the outsourcing of certain information technology processes.  The Company incurred costs to transition services to an outsource provider.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents aggregate restructuring charges related to the Program:

(In millions)	Employee-Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Fiscal 2009	$60.9	$4.2	$3.4	$1.8	$70.3
Three months ended September 30, 2009	13.4	0.2	0.6	0.5	14.7
Three months ended December 31, 2009	0.6	0.5	0.6	4.2	5.9
Charges recorded through December 31, 2009	$74.9	$4.9	$4.6	$6.5	$90.9

The total amount of restructuring charges expected to be incurred (including those recorded as set forth in the table above), plus other initiatives approved through January 20, 2010, include approximately $94 million for employee-related costs, approximately $9 million in asset write-offs and approximately $20 million of contract terminations and other exit costs.

The following table presents accrued restructuring and the related activity as of and for the six months ended December 31, 2009 under the Program:

(In millions)	Employee-Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Balance at June 30, 2009	$51.6	$—	$2.9	$0.2	$54.7
Charges	14.0	0.7	1.2	4.7	20.6
Cash payments	(27.5)	—	(1.1)	(2.0)	(30.6)
Non-cash write-offs	—	(0.7)	—	—	(0.7)
Translation adjustments	0.6	—	—	—	0.6
Balance at December 31, 2009	$38.7	$—	$3.0	$2.9	$44.6

Accrued restructuring charges at December 31, 2009 are expected to result in cash expenditures funded from cash provided by operations of approximately $29 million, $14 million and $2 million in fiscal 2010, 2011 and 2012, respectively.

The Company recorded other special charges in connection with the implementation of the Program for the three and six months ended December 31, 2009 of $3.4 million and $6.9 million, respectively, related to consulting, other professional services, and accelerated depreciation.  The total amount of other special charges expected to be incurred to implement these initiatives, including those recorded through December 31, 2009 plus other initiatives approved through January 20, 2010, is approximately $40 million.  During the three months ended December 31, 2009, the Company recorded adjustments to reflect revised estimates of anticipated sales returns and the write-off of inventory related to the exit from the global wholesale distribution of the Prescriptives brand.  For the three months ended December 31, 2009, the Company recorded an adjustment of $7.4 million to reduce anticipated sales returns and a related cost of sales of $1.6 million in addition to a benefit of $3.2 million to reduce the anticipated write-off of inventory associated with exiting unprofitable operations.  For the six months ended December 31, 2009, the Company recorded $11.1 million reflecting anticipated sales returns (less a related cost of sales of $2.3 million) and a write-off of inventory associated with exiting unprofitable operations of $6.3 million.  The total amounts expected to be incurred, including those recorded through December 31, 2009 plus other initiatives approved through January 20, 2010, is between $33 million and $36 million related to sales returns and approximately $11 million related to inventory write-offs.

Total charges associated with restructuring activities included in operating income for the three and six months ended December 31, 2009 were $0.3 million and $42.6 million, respectively.

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

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets as of December 31, 2009 and June 30, 2009 are presented as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value (1)			Fair Value (1)
(In millions)	Balance Sheet Location	December 31 2009	June 30 2009	Balance Sheet Location	December 31 2009	June 30 2009
Derivatives Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$10.3	$13.9	Other accrued liabilities	$(17.6)	$(24.9)

Interest rate swap contracts	Other assets	23.8	24.5	Not applicable	—	—

Total Derivatives Designated as Hedging Instruments		34.1	38.4		(17.6)	(24.9)

Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	2.4	2.8	Other accrued liabilities	(4.3)	(1.3)

Total Derivatives		$36.5	$41.2		$(21.9)	$(26.2)

(1) See Note 5 — Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments for the three and six months ended December 31, 2009 are presented as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (1)
(In millions)	Three Months Ended December 31, 2009	Six Months Ended December 31, 2009	Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Three Months Ended December 31, 2009	Six Months Ended December 31, 2009
Derivatives in Cash Flow Hedging Relationships:
Foreign currency forward contracts	$(1.7)	$(6.5)	Cost of sales	$(3.7)	$(3.7)
			Selling, general and administrative	(4.6)	(6.9)
Total derivatives	$(1.7)	$(6.5)		$(8.3)	$(10.6)

(1) The amount of loss recognized in earnings related to the amount excluded from effectiveness testing was $0.1 million and $0.4 million for the three and six months ended December 31, 2009.  There was no gain (loss) recognized in earnings related to the ineffective portion of the hedging relationships for the three and six months ended December 31, 2009.

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives (1)
(In millions)	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Three Months Ended December 31, 2009	Six Months Ended December 31, 2009
Derivatives in Fair Value Hedging Relationships:
Interest rate swap contracts	Interest expense, net	$(6.7)	$(0.7)

(1) Changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt.

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments for the three and six months ended December 31, 2009 are presented as follows:

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
(In millions)	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Three Months Ended December 31, 2009	Six Months Ended December 31, 2009
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Selling, general and administrative	$0.8	$(3.4)

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Cash-Flow Hedges

The Company enters into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that the Company receives from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  The Company may also enter into foreign currency option contracts to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as foreign currency cash-flow hedges and have varying maturities through the end of June 2010.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology.  The ineffective portion of both foreign currency forward and option contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income (loss) are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in accumulated other comprehensive income (loss) are reclassified to current-period earnings.  As of December 31, 2009, the Company’s foreign currency cash-flow hedges were highly effective, in all material respects.  The estimated net gain as of December 31, 2009 that is expected to be reclassified from accumulated other comprehensive income (loss) into earnings within the next six months is $4.0 million.

At December 31, 2009, the Company had foreign currency forward contracts in the amount of $1,084.6 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the British pound ($258.2 million), Swiss franc ($206.7 million), Euro ($156.1 million), Canadian dollar ($96.1 million), Hong Kong dollar ($83.6 million), Australian dollar ($73.9 million) and Japanese yen ($35.9 million).

Fair Value Hedges

The Company enters into interest rate derivative contracts to manage its exposure to interest rate fluctuations on its funded indebtedness and anticipated issuance of debt for periods consistent with the identified exposures.  The Company has interest rate swap agreements, with a notional amount totaling $250.0 million, to effectively convert the fixed rate interest on its 2017 Senior Notes to variable interest rates based on six-month LIBOR.  These interest rate swap agreements are designated as fair value hedges of the related long-term debt and the changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt.  As of December 31, 2009, these fair-value hedges were highly effective in all material respects.

Credit Risk

As a matter of policy, the Company only enters into derivative contracts with counterparties that have at least an “A” (or equivalent) credit rating.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $36.5 million at December 31, 2009, of which 86% were attributable to two counterparties.  To manage this risk, the Company has established strict counterparty credit guidelines that are continually monitored and reported to management.  Accordingly, management believes risk of loss under these hedging contracts is remote.

Certain of the Company’s derivative financial instruments contain credit-risk-related contingent features.  As of December 31, 2009, the Company was in compliance with such features and there were no derivative financial instruments with credit-risk-related contingent features that were in a net liability position.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — FAIR VALUE MEASUREMENTS

The Company records its financial assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants at the measurement date.  Effective beginning in the Company’s fiscal 2010, the accounting for fair value measurements must be applied to nonrecurring nonfinancial assets and nonfinancial liabilities, which principally consist of assets or liabilities acquired through business combinations, goodwill, indefinite-lived intangible assets and long-lived assets for purposes of calculating potential impairment, and liabilities associated with restructuring activities.  The Company is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The three levels of inputs that may be used to measure fair value are as follows:

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

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Foreign currency forward contracts	$—	$12.7	$—	$12.7
Interest rate swap contracts	—	23.8	—	23.8
Available-for-sale securities	6.0	—	—	6.0
Total	$6.0	$36.5	$—	$42.5

Liabilities:
Foreign currency forward contracts	$—	$21.9	$—	$21.9

The following table presents the Company’s hierarchy for certain of its nonfinancial assets measured at fair value on a nonrecurring basis, due to a change in circumstances that triggered an interim impairment review and a recoverability test, as of December 31, 2009:

(In millions)	Impairment charges	Carrying Value December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)

Goodwill	$16.6	$28.1	$—	$—	$28.1
Other intangible assets, net	29.0	41.2	—	—	41.2
Total	$45.6	$69.3	$—	$—	$69.3

(1) See Note 2 for discussion of the valuation techniques used to measure fair value, the description of the inputs and information used to develop those inputs.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of the Company’s classes of financial instruments for which it is practicable to estimate that value:

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

The estimated fair values of the Company’s financial instruments at December 31, 2009 are as follows:

(In millions)	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$1,223.6	$1,223.6
Available-for-sale securities	6.0	6.0
Short-term and long-term debt	1,403.7	1,453.4

Derivatives
Foreign currency forward contracts — asset (liability)	(9.2)	(9.2)
Interest rate swap contracts — asset (liability)	23.8	23.8

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

The components of net periodic benefit cost for the three months ended December 31, 2009 and 2008 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement
(In millions)	2009	2008	2009	2008	2009	2008

Service cost	$5.6	$5.2	$4.6	$3.9	$0.8	$0.9
Interest cost	7.3	7.0	4.9	4.3	2.0	1.9
Expected return on plan assets	(8.0)	(8.3)	(5.1)	(4.5)	—	—
Amortization of:
Prior service cost	0.2	0.2	0.6	0.6	—	—
Actuarial loss	1.0	0.4	0.5	0.2	0.2	0.3
Settlements and curtailments	—	—	0.7	—	—	—
Net periodic benefit cost	$6.1	$4.5	$6.2	$4.5	$3.0	$3.1

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic benefit cost for the six months ended December 31, 2009 and 2008 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement
(In millions)	2009	2008	2009	2008	2009	2008

Service cost	$11.3	$10.5	$9.0	$8.4	$1.6	$1.9
Interest cost	14.6	14.0	9.9	9.4	4.0	3.7
Expected return on plan assets	(16.1)	(16.7)	(10.1)	(9.7)	—	—
Amortization of:
Prior service cost	0.3	0.3	1.2	1.2	—	—
Actuarial loss	2.1	0.9	0.9	0.3	0.3	0.3
Settlements and curtailments	—	—	0.7	—	—	—
Net periodic benefit cost	$12.2	$9.0	$11.6	$9.6	$5.9	$5.9

During the six months ended December 31, 2009, the Company made contributions to its international pension plans totaling approximately $21 million.

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

In 1999, the Office of the Attorney General of the State of New York (the “State”) notified the Company and ten other entities that they had been identified as potentially responsible parties (“PRPs”) with respect to the Blydenburgh landfill in Islip, New York.  Each PRP was alleged to be jointly and severally liable for the costs of investigation and cleanup, which the State estimated in 2006 to be approximately $19.7 million for all PRPs.  In 2001, the State sued other PRPs (including Hickey’s Carting, Inc., Dennis C. Hickey and Maria Hickey, collectively the “Hickey Parties”), in the U.S. District Court for the Eastern District of New York to recover such costs in connection with the site, and in September 2002, the Hickey Parties brought contribution actions against the Company and other Blydenburgh PRPs.  These contribution actions sought to recover, among other things, any damages for which the Hickey Parties are found liable in the State’s lawsuit against them, and related costs and expenses, including attorneys’ fees.  In June 2004, the State added the Company and other PRPs as defendants in its pending case against the Hickey Parties.  In April 2006, the Company and other defendants added numerous other parties to the case as third-party defendants.  Settlement negotiations with the new third-party defendants, the State, the Company and other defendants that began in July 2006 resulted in a proposed consent decree to resolve the case.  The consent decree was approved by the Court and the period for appeal has expired.  The funds put in escrow by the PRPs, including the Company, were paid to the State in early January 2010 and the matter has concluded.  The Company’s share of the funds was not material to the Company’s consolidated financial statements.

NOTE 8 — COMMON STOCK

During the six months ended December 31, 2009, 50,000 shares of the Company’s Class B Common Stock were converted into Class A Common Stock.

During the six months ended December 31, 2009, the Company purchased approximately 1.6 million shares of its Class A Common Stock for $78.0 million.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — STOCK PROGRAMS

As of December 31, 2009, the Company has two active equity compensation plans which include the Amended and Restated Fiscal 2002 Share Incentive Plan (the “Fiscal 2002 Plan”) and the Non-Employee Director Share Incentive Plan (collectively, the “Plans”).  These Plans currently provide for the issuance of 23,756,540 shares of Class A Common Stock, which consist of shares originally provided for and shares transferred to the Fiscal 2002 Plan from other inactive plans and employment agreements, to be granted in the form of stock-based awards to key employees, consultants and non-employee directors of the Company.  As of December 31, 2009, approximately 7,038,565 shares of Class A Common Stock were reserved and available to be granted pursuant to these Plans.  The Company may satisfy the obligation of its stock-based compensation awards with either new or treasury shares.  The Company’s equity compensation awards outstanding at December 31, 2009 include stock options, performance share units (“PSU”), restricted stock units (“RSU”) and share units.

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of, stock options, PSUs, RSUs and share units.  Compensation expense attributable to net stock-based compensation during the three months ended December 31, 2009 and 2008 was $11.6 million and $9.5 million, respectively.  Compensation expense attributable to net stock-based compensation during the six months ended December 31, 2009 and 2008 was $30.8 million and $32.1 million, respectively.  As of December 31, 2009, the total unrecognized compensation cost related to nonvested stock-based awards was $55.3 million and the related weighted-average period over which it is expected to be recognized is approximately 2.0 years.

Stock Options

A summary of the Company’s stock option programs as of December 31, 2009 and changes during the six months then ended, is presented below:

(Shares in thousands)	Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value(1) (in millions)	Weighted- Average Contractual Life Remaining in Years

Outstanding at June 30, 2009	18,914.7	$43.50
Granted at fair value	2,166.0	34.26
Exercised	(1,536.4)	36.61
Expired	(4,580.7)	51.69
Forfeited	(22.3)	43.86
Outstanding at December 31, 2009	14,941.3	40.36	$129.8	5.4

Exercisable at December 31, 2009	9,635.4	39.36	$89.4	3.5

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

The per-share weighted-average grant date fair value of stock options granted during the three months ended December 31, 2009 and 2008 was $15.14 and $11.46, respectively.  The per-share weighted-average grant date fair value of stock options granted during the six months ended December 31, 2009 and 2008 was $10.63 and $17.47, respectively.  The total intrinsic value of stock options exercised during the three months ended December 31, 2009 was $16.4 million and the total intrinsic value of stock options exercised during the three months ended December 31, 2008 was de minimis.  The total intrinsic value of stock options exercised during the six months ended December 31, 2009 and 2008 was $16.5 million and $24.7 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended December 31		Six Months Ended December 31
	2009	2008	2009	2008
Weighted-average expected stock-price volatility	30%	28%	30%	28%
Weighted-average expected option life	9 years	8 years	8 years	8 years
Average risk-free interest rate	3.3%	3.5%	3.1%	3.4%
Average dividend yield	2.0%	1.2%	2.0%	1.2%

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

Performance Share Units

During the six months ended December 31, 2009, the Company granted 165,300 PSUs, which will be settled in stock subject to the achievement of the Company’s net sales, net earnings per share and return on invested capital goals for the three fiscal years ending June 30, 2012.  Settlement will be made pursuant to a range of opportunities relative to the net sales and diluted net earnings per common share targets of the Company and, as such, the compensation cost of the PSU is subject to adjustment based upon the attainability of these target goals.  No settlement will occur for results below the applicable minimum threshold and additional shares shall be issued if performance exceeds the targeted performance goals.  Certain PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSU.  Other PSUs granted in fiscal 2010 are not accompanied by dividend equivalent rights and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant less the discounted present value of the dividends expected to be paid on the shares during the vesting period.  These awards are subject to the provisions of the agreement under which the PSUs are granted.  The PSUs were valued at the closing market value of the Company’s Class A Common Stock on the date of grant and generally vest at the end of the performance period.  In September 2009, 31,100 shares of the Company’s Class A Common Stock were issued and related accrued dividends were paid, relative to the target goals set at the time of issuance, in settlement of 96,100 PSUs which vested as of June 30, 2009.

The following is a summary of the status of the Company’s PSUs as of December 31, 2009 and activity during the six months then ended:

		Weighted-Average
		Grant Date
		Fair Value Per
(Shares in thousands)	Shares	Share
Nonvested at June 30, 2009	224.2	$48.57
Granted	165.3	33.42
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2009	389.5	42.14

Restricted Stock Units

The Company granted approximately 974,800 RSUs during the six months ended December 31, 2009 which, at the time of grant, were scheduled to vest as follows: 39,800 on July 1, 2010, 484,300 on November 1, 2010, 39,800 on July 2, 2011, 271,300 on October 31, 2011, 39,800 on July 2, 2012 and 99,800 on October 31, 2012, all subject to the continued employment or retirement of the grantees.  Certain RSUs granted in fiscal 2010 are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the RSU and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.  Other RSUs granted in fiscal 2010 are not accompanied by dividend equivalent rights and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant less the discounted present value of the dividends expected to be paid on the shares during the vesting period.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the status of the Company’s RSUs as of December 31, 2009 and activity during the six months then ended:

		Weighted-Average
		Grant Date
		Fair Value Per
(Shares in thousands)	Shares	Share
Nonvested at June 30, 2009	922.5	$48.31
Granted	974.8	33.36
Vested	(558.8)	47.48
Forfeited	(17.1)	46.26
Nonvested at December 31, 2009	1,321.4	37.66

Share Units

The Company grants share units to certain non-employee directors under the Non-Employee Director Share Incentive Plan.  The share units are convertible into shares of Class A Common Stock as provided for in that plan.  Share units are accompanied by dividend equivalent rights that are converted to additional share units when such dividends are declared.  The following is a summary of the status of the Company’s share units as of December 31, 2009 and activity during the six months then ended:

		Weighted-Average
		Grant Date
		Fair Value Per
(Shares in thousands)	Shares	Share
Outstanding at June 30, 2009	22.6	$38.02
Granted	3.5	46.63
Dividend equivalents	0.3	49.54
Converted	—	—
Outstanding at December 31, 2009	26.4	39.27

Cash Units

Certain non-employee directors defer cash compensation in the form of cash payout share units, which are not subject to the Plans.  These share units are classified as liabilities and, as such, their fair value is adjusted to reflect the current market value of the Company’s Class A Common Stock.  The Company recorded $1.1 million as compensation expense and $1.0 million as a reduction of compensation expense to reflect additional deferrals and the change in the market value for the three months ended December 31, 2009 and 2008, respectively.  The Company recorded $1.5 million as compensation expense and $0.7 million as a reduction of compensation expense to reflect additional deferrals and the change in the market value for the six months ended December 31, 2009 and 2008, respectively.

NOTE 10 — NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC. PER COMMON SHARE

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three Months Ended December 31		Six Months Ended December 31
	2009	2008	2009	2008
	(In millions, except per share data)
Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$256.2	$158.0	$396.9	$209.1

Denominator:
Weighted average common shares outstanding — Basic	197.3	196.6	197.0	195.9
Effect of dilutive stock options	2.3	0.4	1.5	1.6
Effect of restricted stock units	0.8	0.5	0.8	0.6
Weighted average common shares outstanding — Diluted	200.4	197.5	199.3	198.1

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$1.30	$.80	$2.01	$1.07
Diluted	1.28	.80	1.99	1.06

As of December 31, 2009 and 2008, outstanding options to purchase 3.0 million and 16.7 million shares, respectively, of Class A Common Stock were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.  As of December 31, 2009 and 2008, 0.4 million and 0.3 million of PSUs have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 9.

NOTE 11 — COMPREHENSIVE INCOME (LOSS)

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

Comprehensive income (loss) and its components, net of tax, are as follows:

	Three Months Ended December 31		Six Months Ended December 31
	2009	2008	2009	2008
	(In millions)
Net earnings	$261.7	$161.3	$399.5	$210.9
Other comprehensive income (loss):
Net unrealized investment gain (loss)	—	(0.5)	0.2	(0.6)
Net derivative instruments gain (loss)	4.2	2.0	2.5	10.7
Amounts included in net periodic benefit cost, net	2.2	8.1	3.7	13.0
Translation adjustments	(0.4)	(125.5)	34.1	(211.5)

	6.0	(115.9)	40.5	(188.4)
Comprehensive income (loss)	267.7	45.4	440.0	22.5
Comprehensive (income) loss attributable to noncontrolling interests:
Net earnings	(5.5)	(3.3)	(2.6)	(1.8)
Translation adjustments	0.5	0.8	(0.4)	2.8
	(5.0)	(2.5)	(3.0)	1.0
Comprehensive income (loss) attributable to The Estée Lauder Companies Inc.	$262.7	$42.9	$437.0	$23.5

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — CHANGES IN EQUITY

	Total Stockholders’ Equity — The Estée Lauder Companies Inc.						Non-
(In millions)	Common Stock	Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total	controlling Interests	Total Equity

Balance — June 30, 2009	$2.6	$1,145.6	$3,195.0	$(117.1)	$(2,586.1)	$1,640.0	$24.0	$1,664.0
Net earnings	—	—	396.9	—	—	396.9	2.6	399.5
Common stock dividends	—	—	(109.2)	—	—	(109.2)	—	(109.2)
Other comprehensive income	—	—	—	40.1	—	40.1	0.4	40.5
Acquisition of treasury stock	—	—	—	—	(69.1)	(69.1)	—	(69.1)
Stock-based compensation	0.0	90.9	—	—	(8.0)	82.9	—	82.9
Balance — December 31, 2009	$2.6	$1,236.5	$3,482.7	$(77.0)	$(2,663.2)	$1,981.6	$27.0	$2,008.6

NOTE 13 — STATEMENT OF CASH FLOWS

Supplemental cash flow information for the six months ended December 31, 2009 and 2008 were as follows:

	2009	2008
	(In millions)
Cash:
Cash paid during the period for interest	$41.3	$35.4
Cash paid during the period for income taxes	$102.3	$127.1

Non-cash investing and financing activities:
Long-term debt issued upon acquisition of business	$0.3	$—
Liabilities incurred for acquisitions	$6.1	$3.1
Incremental tax benefit from the exercise of stock options	$(4.8)	$(7.8)
Capital lease obligations incurred	$0.9	$15.1
Interest rate swap derivative mark to market	$(0.7)	$30.9

NOTE 14 — SEGMENT DATA AND RELATED INFORMATION

Reportable operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the “Chief Executive”) in deciding how to allocate resources and in assessing performance.  Although the Company does business in one operating segment, beauty products, management also evaluates performance on a product category basis.  Product category performance is measured based upon net sales before returns associated with restructuring activities, and earnings before income taxes, net interest expense and total charges associated with restructuring activities.  Returns and charges associated with restructuring activities are not allocated to the product categories because they result from activities that are deemed a company-wide program to redesign the Company’s organizational structure.  The accounting policies for the Company’s reportable segments are substantially the same as those for the consolidated financial statements, as described in the segment data and related information footnote included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.  The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information is produced for the Chief Executive or included herein.  There has been no significant variance in the total or long-lived asset value associated with the Company’s segment data since June 30, 2009.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended December 31		Six Months Ended December 31
	2009	2008	2009	2008
	(In millions)
PRODUCT CATEGORY DATA
Net Sales:
Skin Care	$905.8	$772.4	$1,636.1	$1,489.2
Makeup	815.7	728.3	1,533.6	1,471.2
Fragrance	403.5	415.0	695.0	742.8
Hair Care	110.0	108.5	207.9	207.3
Other	19.9	16.8	34.2	34.0
	2,254.9	2,041.0	4,106.8	3,944.5
Returns associated with restructuring activities	7.4	—	(11.1)	—
	$2,262.3	$2,041.0	$4,095.7	$3,944.5
Operating Income (Loss) before total charges associated with restructuring activities:
Skin Care	$199.9	$136.9	$314.2	$180.4
Makeup	167.7	108.2	275.5	162.6
Fragrance	49.3	13.5	77.5	8.0
Hair Care	(20.1)	14.4	(10.5)	13.4
Other	3.1	(2.4)	5.9	(1.2)
	399.9	270.6	662.6	363.2
Reconciliation:
Total charges associated with restructuring activities	(0.3)	(0.3)	(42.6)	(0.4)
Interest expense, net	(19.9)	(19.6)	(39.5)	(34.9)
Earnings before income taxes	$379.7	$250.7	$580.5	$327.9

GEOGRAPHIC DATA
Net Sales:
The Americas	$916.9	$903.8	$1,809.2	$1,842.8
Europe, the Middle East & Africa	895.5	762.3	1,497.4	1,403.8
Asia/Pacific	442.5	374.9	800.2	697.9
	2,254.9	2,041.0	4,106.8	3,944.5
Returns associated with restructuring activities	7.4	—	(11.1)	—
	$2,262.3	$2,041.0	$4,095.7	$3,944.5
Operating Income (Loss):
The Americas	$52.9	$54.4	$166.8	$110.9
Europe, the Middle East & Africa	230.4	129.6	323.7	137.2
Asia/Pacific	116.6	86.6	172.1	115.1
	399.9	270.6	662.6	363.2
Total charges associated with restructuring activities	(0.3)	(0.3)	(42.6)	(0.4)
	$399.6	$270.3	$620.0	$362.8

THE ESTÉE LAUDER COMPANIES INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories which are distributed in over 140 countries and territories.  The following is a comparative summary of operating results for the three and six months ended December 31, 2009 and 2008, and reflects the basis of presentation described in Note 1 of Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies for all periods presented.  Sales of products and services that do not meet our definition of skin care, makeup, fragrance or hair care have been included in the “other” category.

	Three Months Ended December 31		Six Months Ended December 31
	2009	2008	2009	2008
	(In millions)
NET SALES
By Region:
The Americas	$916.9	$903.8	$1,809.2	$1,842.8
Europe, the Middle East & Africa	895.5	762.3	1,497.4	1,403.8
Asia/Pacific	442.5	374.9	800.2	697.9
	2,254.9	2,041.0	4,106.8	3,944.5
Returns associated with restructuring activities	7.4	—	(11.1)	—
	$2,262.3	$2,041.0	$4,095.7	$3,944.5

By Product Category:
Skin Care	$905.8	$772.4	$1,636.1	$1,489.2
Makeup	815.7	728.3	1,533.6	1,471.2
Fragrance	403.5	415.0	695.0	742.8
Hair Care	110.0	108.5	207.9	207.3
Other	19.9	16.8	34.2	34.0
	2,254.9	2,041.0	4,106.8	3,944.5
Returns associated with restructuring activities	7.4	—	(11.1)	—
	$2,262.3	$2,041.0	$4,095.7	$3,944.5

OPERATING INCOME (LOSS)
By Region:
The Americas	$52.9	$54.4	$166.8	$110.9
Europe, the Middle East & Africa	230.4	129.6	323.7	137.2
Asia/Pacific	116.6	86.6	172.1	115.1
	399.9	270.6	662.6	363.2
Total charges associated with restructuring activities	(0.3)	(0.3)	(42.6)	(0.4)
	$399.6	$270.3	$620.0	$362.8

By Product Category:
Skin Care	$199.9	$136.9	$314.2	$180.4
Makeup	167.7	108.2	275.5	162.6
Fragrance	49.3	13.5	77.5	8.0
Hair Care	(20.1)	14.4	(10.5)	13.4
Other	3.1	(2.4)	5.9	(1.2)
	399.9	270.6	662.6	363.2
Total charges associated with restructuring activities	(0.3)	(0.3)	(42.6)	(0.4)
	$399.6	$270.3	$620.0	$362.8

THE ESTÉE LAUDER COMPANIES INC.

The following table presents certain consolidated earnings data as a percentage of net sales:

	Three Months Ended December 31		Six Months Ended December 31
	2009	2008	2009	2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	23.2	24.9	23.7	25.6
Gross profit	76.8	75.1	76.3	74.4
Operating expenses:
Selling, general and administrative	56.7	61.9	59.4	65.2
Restructuring and other special charges	0.4	0.0	0.7	0.0
Goodwill impairment	0.7	—	0.4	—
Impairment of intangible assets	1.3	—	0.7	—
	59.1	61.9	61.2	65.2

Operating income	17.7	13.2	15.1	9.2
Interest expense, net	0.9	0.9	0.9	0.9

Earnings before income taxes	16.8	12.3	14.2	8.3
Provision for income taxes	5.2	4.4	4.4	3.0

Net earnings	11.6	7.9	9.8	5.3
Net earnings attributable to noncontrolling interests	(0.3)	(0.2)	(0.1)	(0.0)

Net earnings attributable to The Estée Lauder Companies Inc.	11.3%	7.7%	9.7%	5.3%

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

We operate on a global basis, with the majority of our net sales generated outside the United States.  Accordingly, fluctuations in foreign currency exchange rates can affect our results of operations.  Therefore, we present certain net sales information excluding the effect of foreign currency rate fluctuations to provide a framework for assessing the performance of our underlying business outside the United States.  Constant currency information compares results between periods as if exchange rates had remained constant period-over-period.  We calculate constant currency information by translating current-period results using prior-year period weighted average foreign currency exchange rates.

Overview

During our fiscal 2010 second quarter, our business continued to rebound from the global economic challenges and uncertainties that had a significant impact on our business over the past year.  Despite these conditions, some of which continue to exist today, our results for the three and six months ended December 31, 2009 exceeded our net sales and profitability expectations in each of the Company’s geographic regions.  The higher than expected results, in part, stem from stronger net sales, favorable product mix, which reflects our strategic emphasis on skin care products, and the positive effect of continued cautious spending from most brands in light of the uncertainty surrounding the global economic environment.  The improved net sales reflected continued strong growth in Asia, a substantial rebound in the Company’s travel retail business and a better-than-expected holiday selling season in the United States and the United Kingdom.  Net sales also benefited from further favorability in foreign currency translation.

THE ESTÉE LAUDER COMPANIES INC.

In the Americas region, the increase in net sales during the current-year quarter was primarily attributable to growth in Latin America.  Despite a better-than-anticipated holiday selling season, the U.S. department store channel continues to be negatively impacted by a soft retail environment, low store traffic and competitive pressures, particularly in the fragrance product category.  These challenges were mitigated by net sales from new skin care and makeup product offerings.  We are also beginning to see an improvement in the sales of many of our higher-end prestige products, which were negatively impacted by a change in spending patterns of consumers as a result of the economic downturn.  Net sales results in alternative channels were generally mixed.  Net sales of our products online grew moderately.  The closing of certain of our underperforming freestanding retail stores resulted in lower net sales in this channel.

Our business in Europe, the Middle East & Africa generated a strong net sales increase during the current-year quarter.  Sales and profits in our travel retail business have exceeded our expectations as a result of successful product launches, select trade re-stocking and new points of distribution.  Net sales in most markets also reflected increases during the three and six months ended December 31, 2009, reflecting an improving retail environment, new product launches and rebounding sales from many of our higher-end prestige products.  Despite these positive results, the impact of the global economic uncertainties are still being felt in certain countries where there remains soft retail environments, retailer destocking and tight working capital management activities by retailers.

At this time, our business in the Asia/Pacific region has been least affected by the global financial crisis, with net sales growing in all countries in the region.  Net sales in China rose at a fast pace as we continue our growth in this emerging market.  New skin care product launches and an improving retail environment helped Korea and Hong Kong generate strong net sales increases during fiscal 2010.  Reported net sales in Korea also benefited significantly from foreign currency translation, as did net sales in Australia.  Our business in Japan was negatively impacted by the global financial crisis that continued into fiscal 2010, although the reported net sales in this country have benefited from the strengthening of the Japanese yen.  We expect prestige cosmetics overall in Japan to rebound modestly in the short to medium term.

During fiscal 2010, we have continued to aggressively implement Company-wide cost containment efforts and a more measured approach to spending, particularly in advertising, merchandising and sampling, in light of the global economic downturn and the management of several external potential risks, such as a more serious H1N1 pandemic, which did not materialize in the current-year period.  We remain cautious regarding global economic uncertainties and other risks that may affect our business.  However, we expect to accelerate investment spending above first-half levels behind our brands and key priorities.

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

We expect that the implementation of this Program, combined with other on-going cost savings efforts, will result in savings of approximately $450 million to $550 million (beginning with approximately $275 million to $300 million in fiscal 2010) including the reduction of certain costs relative to an assumed normalized spending pattern.  Our long-range forecast for operating margin reflects these anticipated savings, net of strategic reinvestments.

The Program focuses on a redesign of our organizational structure in order to integrate the Company in a more cohesive way and operate more globally across brands and functions.  The principal aspect of the Program is the reduction of the workforce by approximately 2,000 employees.  Specific actions taken during the six months ended December 31, 2009 included:

•                  Resize and Reorganize the Organization — We continued the realignment and optimization of our organization to better leverage scale, improve productivity and reduce complexity in each region and across various functions.  This included reduction of the workforce which occurred through the consolidation of certain functions through a combination of normal attrition and job eliminations.

THE ESTÉE LAUDER COMPANIES INC.

•                  Exit Unprofitable Operations — To improve the profitability in certain of our brands and regions, we have selectively exited certain channels of distribution, categories and markets.  During the first quarter of fiscal 2010, we approved the exit from the global wholesale distribution of our Prescriptives brand by January 31, 2010.  In connection with these activities, we recorded a reserve for anticipated product returns, wrote off inventory and incurred costs to reduce workforce and other exit costs.

•                  Outsourcing — In order to balance the growing need for information technology support with our efforts to provide the most efficient and cost effective solutions, we continued the outsourcing of certain information technology processes.  We incurred costs to transition services to an outsource provider.

The following table presents aggregate restructuring charges related to the Program:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Fiscal 2009	$60.9	$4.2	$3.4	$1.8	$70.3
Three months ended September 30, 2009	13.4	0.2	0.6	0.5	14.7
Three months ended December 31, 2009	0.6	0.5	0.6	4.2	5.9
Charges recorded through December 31, 2009	$74.9	$4.9	$4.6	$6.5	$90.9

The total amount of restructuring charges expected to be incurred (including those recorded as set forth in the table above), plus other initiatives approved through January 20, 2010, include approximately $94 million for employee-related costs, approximately $9 million in asset write-offs and approximately $20 million of contract terminations and other exit costs.

The following table presents accrued restructuring and the related activity as of and for the six months ended December 31, 2009 under the Program:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Balance at June 30, 2009	$51.6	$—	$2.9	$0.2	$54.7
Charges	14.0	0.7	1.2	4.7	20.6
Cash payments	(27.5)	—	(1.1)	(2.0)	(30.6)
Non-cash write-offs	—	(0.7)	—	—	(0.7)
Translation adjustments	0.6	—	—	—	0.6
Balance at December 31, 2009	$38.7	$—	$3.0	$2.9	$44.6

Accrued restructuring charges at December 31, 2009 are expected to result in cash expenditures funded from cash provided by operations of approximately $29 million, $14 million and $2 million in fiscal 2010, 2011 and 2012, respectively.

We recorded other special charges in connection with the implementation of the Program for the three and six months ended December 31, 2009 of $3.4 million and $6.9 million, respectively, related to consulting, other professional services, and accelerated depreciation.  The total amount of other special charges expected to be incurred to implement these initiatives, including those recorded through December 31, 2009 plus other initiatives approved through January 20, 2010, is approximately $40 million.  During the three months ended December 31, 2009, we recorded adjustments to reflect revised estimates of anticipated sales returns and the write-off of inventory related to the exit from the global wholesale distribution of the Prescriptives brand.  For the three months ended December 31, 2009, we recorded an adjustment of $7.4 million to reduce anticipated sales returns and a related cost of sales of $1.6 million in addition to a benefit of $3.2 million to reduce the anticipated write-off of inventory associated with exiting unprofitable operations.  For the six months ended December 31, 2009, we recorded $11.1 million reflecting anticipated sales returns (less a related cost of sales of $2.3 million) and a write-off of inventory associated with exiting unprofitable operations of $6.3 million.  The total amounts expected to be incurred, including those recorded through December 31, 2009 plus other initiatives approved through January 20, 2010, is between $33 million and $36 million related to sales returns and approximately $11 million related to inventory write-offs.

Total charges associated with restructuring activities included in operating income for the three and six months ended December 31, 2009 were $0.3 million and $42.6 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.

Goodwill and Other Intangible Asset Impairments

During the second quarter of fiscal 2010, the Ojon reporting unit altered and delayed certain components of its future expansion plans, resulting in revisions to its internal forecasts.  We concluded that these changes in circumstances in the Ojon reporting unit triggered the need for an interim impairment review of its goodwill and trademark.  Additionally, these changes in circumstances were also an indicator that the carrying amount of the customer list may not be recoverable.  We performed an interim impairment test for the trademark and a recoverability test for the customer list as of December 31, 2009 on this reporting unit.  We concluded that the carrying value of the Ojon trademark and customer list exceeded their estimated fair values, which were determined based on the application of a royalty rate to discounted estimated future cash flows (“relief-from-royalty method”) for the trademark and discounted expected future cash flows for the customer list.  As a result, we recognized impairment charges of $6.0 million for the trademark and $17.2 million for the customer list, at the exchange rate in effect at that time.  After adjusting the carrying value of the trademark and customer list, we completed an interim impairment test for goodwill and recorded a goodwill impairment charge related to the Ojon reporting unit of $16.6 million at the exchange rate in effect at that time.  The fair value of the reporting unit was based upon weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit.  These impairment charges were reflected in the hair care and skin care product categories and in the Americas region.  The key assumptions used to determine the estimated fair value of the reporting unit were predicated on the achievement of international distribution expansion plans.  If such plans do not materialize, or if there is a decline in the business environment in which this reporting unit operates, a resulting change in the key assumptions could have a negative impact on the estimated fair value of the reporting unit and it is possible we could recognize a further impairment charge.  As of December 31, 2009, the carrying value of goodwill related to the Ojon reporting unit was $28.1 million.

During the second quarter of fiscal 2010, the Darphin reporting unit identified issues related to the planned streamlining of its distribution process, resulting in revisions to its internal forecasts.  We concluded that these changes in circumstances in the Darphin reporting unit triggered the need for an interim impairment test of its trademark and goodwill.  We determined that the trademark was impaired, with fair value estimated based upon the relief-from-royalty method, and therefore recorded an impairment charge of $5.8 million in the skin care product category and in the Europe, the Middle East & Africa region.  After adjusting the carrying value of the trademark, we completed step one of the impairment test for goodwill and concluded that the fair value of the Darphin reporting unit was substantially in excess of its carrying value including goodwill.  The fair value of the reporting unit was based upon the income approach, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows.  As of December 31, 2009, the carrying value of goodwill related to the Darphin reporting unit was $10.3 million.

As of our latest annual step-one goodwill impairment test on April 1, 2009 for our other reporting units, the closest margin for fair value exceeding carrying value was 8% for one reporting unit.  The fair value of the reporting unit was based upon the income approach, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows.  Goodwill at December 31, 2009 for this reporting unit was $37.1 million.  The key assumptions that were used to determine the estimated fair value of the reporting unit were predicated on planned expanded distribution in the salon channel and other alternative channels.  If such plans do not materialize, or if there is a decline in the business environment in which this reporting unit operates, a resulting change in the key assumptions could have a negative impact on the estimated fair value of the reporting unit and it is possible we could recognize an impairment charge in the future.  All other reporting units’ fair values substantially exceeded their respective carrying values.

Although our financial performance reflected improved economic conditions, we expect the global economic uncertainties to continue to negatively impact our business.  As the duration and magnitude of the volatility of the current economic conditions remain uncertain, we will continue to monitor and evaluate the potential impact on our business and on our interim and annual impairment testing.  Accordingly, it is possible that we would recognize an impairment charge in the future with respect to goodwill, intangible assets and other long-lived assets.

THE ESTÉE LAUDER COMPANIES INC.

Impact of Highly Inflationary Economy in Venezuela

Cumulative inflation in Venezuela has exceeded 100% over the three-year period ended December 31, 2009, as measured using the blended Consumer Price Index/National Consumer Price Index. As a result, Venezuela has been designated as a highly inflationary economy effective January 1, 2010 and, as such, all future foreign currency fluctuations will be recorded in income. On January 8, 2010, the Venezuelan government announced the devaluation of its currency to an official exchange rate of 4.30 bolivars per U.S. dollar from 2.15 bolivars per U.S. dollar for most imports. A second, subsidized rate of 2.60 bolivars per U.S. dollar will be maintained for goods deemed “essential.” Our products are expected to fall into the non-essential classification.

We are currently evaluating the impact of the one-time charge to our fiscal 2010 third quarter results related to the recent devaluation of the bolivar and the remeasurement of the financial statements of our subsidiary in Venezuela as if it were U.S. dollar functional. As of December 31, 2009, our subsidiary in Venezuela had approximately $9 million of net monetary assets denominated in bolivars and $4 million of net monetary liabilities denominated in U.S. dollars. We do not expect the devaluation of the bolivar to have a significant impact on our ongoing future consolidated net sales or operating income, excluding the impact of the one-time charge discussed above, since we derive less than 1% of our consolidated net sales and less than 2% of our consolidated operating income from our business in Venezuela.

Second Quarter Fiscal 2010 as Compared with Second Quarter Fiscal 2009

NET SALES

Net sales increased 11%, or $221.3 million, to $2,262.3 million, primarily reflecting increases in Europe, the Middle East & Africa and Asia/Pacific.  Net sales increases in the skin care, makeup and hair care product categories were partially offset by declines in the fragrance category.  Excluding the impact of foreign currency translation, net sales increased 6%.  The following discussions of Net Sales by Product Categories and Geographic Regions exclude the impact of an adjustment to reduce the reserve for anticipated returns associated with restructuring activities of $7.4 million recorded during the current-year period.  We believe the following analysis of net sales better reflects the manner in which we conduct and view our business.

Product Categories

Skin Care

Net sales of skin care products increased 17%, or $133.4 million, to $905.8 million.  The recent launches of Advanced Night Repair Synchronized Recovery Complex from Estée Lauder, and the new Youth Surge lines of moisturizing products and Even Better Skin Tone Correcting Moisturizer SPF 20 from Clinique, contributed incremental sales of approximately $79 million, combined.  Higher sales from existing products in Clinique’s 3-Step Skin Care System, the Re-Nutriv and Resilience Lift Extreme lines of products from Estée Lauder, and various products from La Mer contributed approximately $37 million to the increase.  These increases were partially offset by approximately $18 million of lower sales from existing Advanced Night Repair products from Estée Lauder and the Superdefense line of products from Clinique.  Excluding the impact of foreign currency translation, skin care net sales increased 12%.

Makeup

Makeup net sales increased 12%, or $87.4 million, to $815.7 million, primarily reflecting higher net sales from our makeup artist brands of approximately $48 million.  The recent launches of Even Better Makeup SPF 15 and Superbalanced Powder Makeup SPF 15 from Clinique, and Resilience Lift Extreme Radiant Lifting Makeup from Estée Lauder contributed approximately $18 million of incremental sales to the category.  The increase also reflected higher sales of foundation products in the Double Wear and Nutritious Vita-Mineral lines from Estée Lauder of approximately $10 million combined.  Excluding the impact of foreign currency translation, makeup net sales increased 8%.

Fragrance

Net sales of fragrance products decreased 3%, or $11.5 million, to $403.5 million.  This decline was largely due to lower sales of designer fragrances, of which approximately $23 million was attributable to DKNY Delicious Night, Hilfiger Men, Sean John Unforgivable Woman and Sean John Unforgivable.  Also contributing to the decrease were lower sales of Estée Lauder Beautiful and Estée Lauder Sensuous of approximately $5 million, combined.  These declines were partially offset by incremental sales from the recent launch of DKNY Be Delicious Fresh Blossom and higher sales of Clinique Aromatics Elixir of approximately $20 million, combined.  Excluding the impact of foreign currency translation, fragrance net sales decreased 6%.

THE ESTÉE LAUDER COMPANIES INC.

Hair Care

Hair care net sales increased 1%, or $1.5 million, to $110.0 million, primarily reflecting overall growth outside of the United States, as well as an increase in net sales of styling and hair color products, the recent launch of Smooth Infusion Glossing Straightener from Aveda and sales generated from direct-response television programs.  This increase was partially offset by lower net sales in the United States, primarily reflecting a soft salon retail environment.

Geographic Regions

Net sales in the Americas increased 1%, or $13.1 million, to $916.9 million, primarily reflecting higher net sales in Latin America and Canada of approximately $14 million, combined.  The net sales increase in Latin America primarily reflected sales from new points of distribution and product launches while the net sales increase in Canada was solely the result of favorable foreign currency translation.  Net sales in the United States were flat as compared with the prior-year period.  Despite restocking to appropriate levels by certain retailers, economic conditions in the Americas region, particularly in the department store channel, have negatively impacted our businesses.  Ongoing challenges faced by certain of our department store customers in the United States may continue to affect our net sales for the short and medium term.  Excluding the impact of foreign currency translation, net sales in the Americas were flat as compared with the prior-year period.

In Europe, the Middle East & Africa, net sales increased 18%, or $133.2 million, to $895.5 million, reflecting growth from virtually all countries in the region and the favorable impact of foreign currency translation.  Net sales increases of approximately $99 million were driven by our travel retail business, the United Kingdom, Spain, Russia, Germany and Benelux, reflecting an improved retail environment and higher combined sales from our makeup artist brands.  Net sales in our travel retail business also improved due to an increase in passenger traffic, new points of distribution and select customer restocking.  Despite the net sales growth in the region, we have experienced continued customer destocking in continental Europe.  Excluding the impact of foreign currency translation, net sales in Europe, the Middle East & Africa increased 11%.

Net sales in Asia/Pacific increased 18%, or $67.6 million, to $442.5 million, reflecting growth from all countries in the region.  Approximately $55 million of this increase was generated in Korea, China, Australia and Hong Kong, reflecting strong sales of skin care products.  Korea and Australia also benefited significantly from foreign currency translation.  Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 9%.

Although our financial performance reflected improved economic conditions, we expect the global economic uncertainties to continue to adversely impact our business.  We cannot predict with certainty the magnitude or duration of the impact or how it will vary across each of our geographic regions.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales decreased to 23.2% as compared with 24.9% in the prior-year period.  This improvement primarily reflected lower obsolescence charges of approximately 100 basis points and favorable changes in the mix of our business of approximately 60 basis points.  Also contributing to the improvement in cost of sales margin were favorable manufacturing variances of approximately 30 basis points and an adjustment related to anticipated returns associated with restructuring activities of approximately 10 basis points.  Partially offsetting these improvements was an increase in the level and timing of promotional activities of approximately 20 basis points and the unfavorable effect of exchange rates of approximately 10 basis points.

Since certain promotional activities are a component of sales or cost of sales and the timing and level of promotions vary with our promotional calendar, we have experienced, and expect to continue to experience, fluctuations in the cost of sales percentage.  In addition, future cost of sales mix may be impacted by the inclusion of potential new brands or channels of distribution which have margin and product cost structures different from those of our current mix of business.

THE ESTÉE LAUDER COMPANIES INC.

OPERATING EXPENSES

Operating expenses decreased to 59.1% of net sales as compared with 61.9% of net sales in the prior-year period.  In light of the uncertainty surrounding the global economic environment and certain other external risks, we aggressively applied various Company-wide cost containment efforts and a more measured approach to spending.  The implementation of these initiatives helped reduce advertising, merchandising and sampling costs by approximately 310 basis points and selling, general and administrative costs by approximately 190 basis points.  Also contributing to the improvement in operating expense margin were lower net losses from foreign exchange transactions of approximately 20 basis points.  Partially offsetting these improvements were goodwill and other intangible asset impairment charges of approximately 200 basis points, higher costs of global information technology systems and infrastructure of approximately 50 basis points and charges associated with restructuring activities of approximately 40 basis points.

Changes in advertising, sampling and merchandising spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

OPERATING RESULTS

Operating income increased 48%, or $129.3 million, to $399.6 million.  Operating margin improved to 17.7% of net sales as compared with 13.2% in the prior-year period, reflecting our higher gross margin and the decrease in our operating expense margin as previously discussed.  The following discussions of Operating Results by Product Categories and Geographic Regions exclude the impact of total charges associated with restructuring activities of $0.3 million, or less than one percent of net sales in each period.  We believe the following analysis of operating results better reflects the manner in which we conduct and view our business.

Product Categories

All product categories benefited from Company-wide cost containment initiatives and a more measured approach to spending, as well as significant improvement in cost of sales from favorable product mix and enhanced inventory management, resulting in significant improvements in their operating income.  Fragrance operating results increased over 100%, or $35.8 million, to $49.3 million, primarily reflecting a favorable comparison to the prior-year period’s support spending behind Estée Lauder Sensuous and DKNY Delicious Night.  Makeup operating income increased 55%, or $59.5 million, to $167.7 million, primarily reflecting improved results from certain of our heritage brands and from our makeup artist brands.  Skin care operating income increased 46%, or $63.0 million, to $199.9 million, primarily reflecting improved results from certain of our heritage brands driven by increased net sales from higher-margin product launches, partially offset by goodwill and other intangible asset impairments of approximately $10 million.  Hair care operating results decreased over 100% or $34.5 million, to a loss of $20.1 million, primarily reflecting goodwill and other intangible asset impairments of approximately $36 million, partially offset by net sales growth outside the United States, the closing of certain underperforming retail stores and savings generated from cost containment initiatives.

Geographic Regions

Operating results in each of our geographic regions benefited from Company-wide cost containment initiatives and a more measured approach to spending, as well as significant improvement in cost of sales from favorable product mix and enhanced inventory management, resulting in significant improvements in their operating income.

Operating income in the Americas decreased 3%, or $1.5 million, to $52.9 million, primarily due to goodwill and other intangible asset impairments of approximately $40 million.  This decrease was partially offset by improved results from our heritage brands and our makeup artist brands in the United States.

In Europe, the Middle East & Africa, operating income increased 78%, or $100.8 million, to $230.4 million, reflecting improvements in travel retail and virtually all countries in the region.  Higher results from our travel retail business and in the United Kingdom, Spain, Russia and the Balkans totaled approximately $80 million.  Partially offsetting these improvements was a charge for other intangible asset impairment of approximately $6 million.

In Asia/Pacific, operating income increased 35%, or $30.0 million, to $116.6 million.  All countries in the region reported higher operating results, led by approximately $25 million in China, Hong Kong, Japan, Taiwan and Australia, combined.

THE ESTÉE LAUDER COMPANIES INC.

INTEREST EXPENSE, NET

Net interest expense was $19.9 million as compared with $19.6 million in the prior-year period.  Interest income decreased due to lower average investment rates, partially offset by higher average investment balances.  To a lesser extent, interest expense decreased due to lower average debt balances, partially offset by a shift from short-term instruments to long-term notes, which carry higher interest rates.

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

The effective rate for income taxes for the three months ended December 31, 2009 was 31.1% as compared with 35.7% in the prior-year period.  The decrease in the effective income tax rate of 460 basis points was primarily attributable to a lower effective tax rate relating to our foreign operations.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

Net earnings attributable to The Estée Lauder Companies Inc. as compared with the prior-year period increased 62%, or $98.2 million, to $256.2 million and diluted net earnings per common share increased 60% from $.80 to $1.28.  The impact of total charges associated with restructuring activities on diluted net earnings per common share in each period was de minimis.

Six Months Fiscal 2010 as Compared with Six Months Fiscal 2009

NET SALES

Net sales increased 4%, or $151 million, to $4,095.7 million, reflecting increases in Asia/Pacific and Europe, the Middle East & Africa, partially offset by declines in the Americas.  Net sales increases in the skin care and makeup product categories were partially offset by declines in the fragrance category.  Hair care net sales were relatively flat as compared with the prior-year period.  Excluding the impact of foreign currency translation, net sales increased 3%.  The following discussions of Net Sales by Product Categories and Geographic Regions exclude the impact of anticipated returns associated with restructuring activities of $11.1 million recorded during the current-year period.  We believe the following analysis of net sales better reflects the manner in which we conduct and view our business.

Product Categories

Skin Care

Net sales of skin care products increased 10%, or $146.9 million, to $1,636.1 million.  The recent launches of Advanced Night Repair Synchronized Recovery Complex and the new Time Zone line of moisturizing products from Estée Lauder, and the new Youth Surge lines of moisturizing products and Even Better Skin Tone Correcting Moisturizer SPF 20 from Clinique, contributed incremental sales of approximately $150 million, combined.  Higher sales from existing products in Clinique’s 3-Step Skin Care System and the Re-Nutriv line of products from Estée Lauder contributed approximately $14 million to the increase.  These increases were partially offset by approximately $38 million of lower sales from existing Advanced Night Repair and Perfectionist products from Estée Lauder.  Excluding the impact of foreign currency translation, skin care net sales increased 9%.

Makeup

Makeup net sales increased 4%, or $62.4 million, to $1,533.6 million, primarily reflecting higher net sales from our makeup artist brands of approximately $49 million.  The recent launches of Even Better Makeup SPF 15 and Superbalanced Powder Makeup SPF 15 from Clinique contributed approximately $28 million of incremental sales to the category.  Partially offsetting these increases were lower sales of High Impact Lip Colour SPF 15 from Clinique, and Sumptuous Bold Volume Lifting Mascara and Pure Color Lipstick from Estée Lauder of approximately $24 million, combined.  Excluding the impact of foreign currency translation, makeup net sales increased 3%.

THE ESTÉE LAUDER COMPANIES INC.

Fragrance

Net sales of fragrance products decreased 6%, or $47.8 million, to $695.0 million.  This decline was largely due to lower sales of designer fragrances, of which approximately $48 million was attributable to DKNY Delicious Night, Sean John Unforgivable Woman, Hilfiger Men, Sean John Unforgivable and Coach.  Also contributing to the decrease were lower sales of Estée Lauder Sensuous, Estée Lauder pleasures delight and Clinique Happy of approximately $15 million, combined.  These declines were partially offset by incremental sales from the recent launches of DKNY Be Delicious Fresh Blossom and Very Hollywood Michael Kors of approximately $30 million, combined.  Excluding the impact of foreign currency translation, fragrance net sales were flat as compared with the prior-year period.

Hair Care

Hair care net sales increased slightly, or $0.6 million, to $207.9 million, primarily reflecting growth in the Asia/Pacific region and, to a lesser extent, growth in the Europe, the Middle East & Africa region.  An increase in net sales of styling and hair color products, the recent launch of Smooth Infusion Glossing Straightener from Aveda and sales generated from direct-response television programs contributed positively to the category.  These increases were partially offset by lower net sales in the United States, primarily reflecting a soft salon retail environment and the closing of certain underperforming freestanding retail stores.  Excluding the impact of foreign currency translation, hair care net sales were flat as compared with the prior-year period.

Geographic Regions

Net sales in the Americas decreased 2%, or $33.6 million, to $1,809.2 million.  Approximately $38 million of the decrease was attributable to lower net sales in the United States from certain of our heritage brands, as well as our hair care brands.  These declines were partially offset by net sales increases of approximately $15 million in Latin America and Canada.  Despite restocking to appropriate levels by certain retailers, economic conditions in the Americas region, particularly in the department store channel, have negatively impacted our businesses.  Ongoing challenges faced by certain of our department store customers in the United States may continue to affect our net sales for the short and medium term.  Excluding the impact of foreign currency translation, net sales in the Americas decreased 2%.

In Europe, the Middle East & Africa, net sales increased 7%, or $93.6 million, to $1,497.4 million, reflecting growth from most countries in the region.  Net sales increases of approximately $74 million were driven by our travel retail business, the United Kingdom, South Africa, Russia and Germany, reflecting an improved retail environment and higher combined sales from our makeup artist brands.  Net sales in our travel retail business also improved due to a significant improvement in passenger traffic, new points of distribution and select customer restocking.  Partially offsetting these increases were lower net sales of approximately $5 million in our distributor business, and in Italy and the Middle East.  We continue to experience customer destocking in continental Europe.  Excluding the impact of foreign currency translation, net sales in Europe, the Middle East & Africa increased 6%.

Net sales in Asia/Pacific increased 15%, or $102.3 million, to $800.2 million, reflecting growth from all countries in the region.  Approximately $95 million of this increase was generated in China, Korea, Australia, Hong Kong, Taiwan and Japan, reflecting strong sales of skin care products.  Japan and Australia also benefited significantly from foreign currency translation.  Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 11%.

Although our financial performance reflected improved economic conditions, we expect the global economic uncertainties to continue to adversely impact our business.  We cannot predict with certainty the magnitude or duration of the impact or how it will vary across each of our geographic regions.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales decreased to 23.7% as compared with 25.6% in the prior-year period.  This improvement primarily reflected favorable changes in the mix of our business and lower obsolescence charges of approximately 80 basis points, each.  Also contributing to the improvement in cost of sales margin were favorable manufacturing variances of approximately 30 basis points, as well as an increase in the level and timing of promotional activities and the favorable effect of exchange rates of approximately 10 basis points, each.  Partially offsetting these improvements was the impact of charges associated with restructuring activities of approximately 20 basis points.

THE ESTÉE LAUDER COMPANIES INC.

Since certain promotional activities are a component of sales or cost of sales and the timing and level of promotions vary with our promotional calendar, we have experienced, and expect to continue to experience, fluctuations in the cost of sales percentage.  In addition, future cost of sales mix may be impacted by the inclusion of potential new brands or channels of distribution which have margin and product cost structures different from those of our current mix of business.

OPERATING EXPENSES

Operating expenses decreased to 61.2% of net sales as compared with 65.2% of net sales in the prior-year period.  In light of the uncertainty surrounding the global economic environment and the potential impact of certain external risks, we aggressively applied various Company-wide cost containment efforts and a more measured approach to spending.  The implementation of these initiatives helped reduce selling, general and administrative costs by approximately 280 basis points and advertising, merchandising and sampling costs by approximately 280 basis points.  Also contributing to the improvement in operating expense margin were lower net losses from foreign exchange transactions of approximately 60 basis points.  Partially offsetting these improvements were goodwill and other intangible asset impairment charges of approximately 110 basis points, charges associated with restructuring activities, of approximately 70 basis points and higher costs of global information technology systems and infrastructure of approximately 60 basis points.

Changes in advertising, sampling and merchandising spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

OPERATING RESULTS

Operating income increased 71%, or $257.2 million, to $620.0 million.  Operating margin improved to 15.1% of net sales as compared with 9.2% in the prior-year period, reflecting our higher gross margin and the decrease in our operating expense margin as previously discussed.  The following discussions of Operating Results by Product Categories and Geographic Regions exclude the impact of total charges associated with restructuring activities of $42.6 million, or 1% of net sales in fiscal 2010 and $0.4 million, or less than one percent of net sales in fiscal 2009.  We believe the following analysis of operating results better reflects the manner in which we conduct and view our business.

Product Categories

All product categories benefited from Company-wide cost containment initiatives and a more measured approach to spending, as well as significant improvement in cost of sales from favorable product mix and enhanced inventory management, resulting in significant improvements in their operating income.  Fragrance operating results increased over 100%, or $69.5 million, to $77.5 million, primarily reflecting a favorable comparison to the prior-year period’s support spending behind Estée Lauder Sensuous and DKNY Delicious Night.  Hair care operating results decreased over 100% or $23.9 million, to a loss of $10.5 million, primarily reflecting goodwill and intangible asset impairments of approximately $36 million, partially offset by net sales growth outside the United States, the closing of certain underperforming retail stores and savings generated from cost containment initiatives.  Skin care operating income increased 74%, or $133.8 million, to $314.2 million, primarily reflecting improved results from certain of our heritage brands driven by increased net sales from higher-margin product launches, partially offset by goodwill and other intangible asset impairments of approximately $10 million.  Makeup operating income increased 69%, or $112.9 million, to $275.5 million, primarily reflecting improved results from certain of our heritage brands and from our makeup artist brands.

Geographic Regions

All product categories benefited from Company-wide cost containment initiatives and a more measured approach to spending, as well as significant improvement in cost of sales from favorable product mix and enhanced inventory management, resulting in significant improvements in their operating income.

Operating income in the Americas increased 50%, or $55.9 million, to $166.8 million, driven by Company-wide cost containment efforts and a more measured approach to spending, particularly from our heritage brands and our makeup artist brands.  This increase was partially offset by goodwill and other intangible asset impairments of approximately $40 million.

THE ESTÉE LAUDER COMPANIES INC.

In Europe, the Middle East & Africa, operating income increased over 100%, or $186.5 million, to $323.7 million, reflecting improvements in travel retail and substantially all countries in the region.  Higher results from our travel retail business and in the United Kingdom, Russia, Spain, France and Germany totaled approximately $151 million.  Partially offsetting these improvements was an other intangible asset impairment of approximately $6 million.

In Asia/Pacific, operating income increased 50%, or $57.0 million, to $172.1 million.  All countries in the region reported higher operating results, led by approximately $46 million in China, Australia, Japan, Hong Kong and Taiwan, combined.

INTEREST EXPENSE, NET

Net interest expense was $39.5 million as compared with $34.9 million in the prior-year period.  Interest expense increased primarily due to a shift in debt balances from short-term instruments to long-term notes, which carry higher interest rates.  Interest income decreased due to lower investment rates, partially offset by higher average investment balances.

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

The effective rate for income taxes for the six months ended December 31, 2009 was 31.2% as compared with 35.7% in the prior-year period.  The decrease in the effective income tax rate of 450 basis points was primarily attributable to a lower effective tax rate relating to our foreign operations.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

Net earnings attributable to The Estée Lauder Companies Inc. as compared with the prior-year period increased 90%, or $187.8 million, to $396.9 million and diluted net earnings per common share increased 89% from $1.06 to $1.99.  The results in the current-year period include the impact of total charges associated with restructuring activities of $27.7 million, after tax, or $.14 per diluted common share.  The impact of these charges was de minimis in the prior-year period.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad.  At December 31, 2009, we had cash and cash equivalents of $1,223.6 million compared with $864.5 million at June 30, 2009.  Our cash and cash equivalents are maintained at a number of financial institutions.  As of December 31, 2009, less than 10% of the total balance is insured by governmental agencies.  To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength and perform ongoing evaluations of these institutions to limit our concentration risk exposure.

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

THE ESTÉE LAUDER COMPANIES INC.

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

Debt

At December 31, 2009, our outstanding borrowings were as follows:

	Long-term Debt	Short-term Debt	Total Debt
	(In millions)

6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (1) (7)	$296.3	$—	$296.3
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”) (2)	197.6	—	197.6
5.55% Senior Notes, due May 15, 2017 (“2017 Senior Notes”) (3) (7)	323.4	—	323.4
7.75% Senior Notes, due November 1, 2013 (“2013 Senior Notes”) (4) (7)	299.8	—	299.8
6.00% Senior Notes, due January 15, 2012 (“2012 Senior Notes”) (5)	245.4	—	245.4
$13.5 million promissory note due August 31, 2012 (6)	7.9	7.0	14.9
Turkish lira overdraft facility	—	7.1	7.1
Other borrowings	5.5	13.7	19.2
	$1,375.9	$27.8	$1,403.7

(1)             Consists of $300.0 million principal and unamortized debt discount of $3.7 million.

(2)             Consists of $200.0 million principal and unamortized debt discount of $2.4 million.

(3)             Consists of $300.0 million principal, unamortized debt discount of $0.4 million and a $23.8 million adjustment to reflect the fair value of outstanding interest rate swaps.

(4)             Consists of $300.0 million principal and unamortized debt discount of $0.2 million.

(5)             Consists of $250.0 million principal, unamortized debt discount of $0.2 million and a $4.4 million adjustment to reflect the remaining termination value of an interest rate swap that is being amortized to interest expense over the life of the debt.

(6)             Consists of $13.5 million face value and unamortized premium of $1.4 million.  In January 2010, we repaid $6.8 million of this note at face value (plus $0.2 million of accrued interest) at the request of the holder.

(7)             As of December 31, 2009, we were in compliance with all related restrictive covenants, including limitations on indebtedness and liens, and expect continued compliance.

We have a $750.0 million commercial paper program under which we may issue commercial paper in the United States.  Our commercial paper is currently rated A-1 by Standard & Poor’s and P-1 by Moody’s.  Our long-term credit ratings are A with a negative outlook by Standard & Poor’s and A2 with a negative outlook by Moody’s.  At December 31, 2009, there was no commercial paper outstanding.  We also have $198.9 million in additional uncommitted credit facilities, of which $11.9 million was used as of December 31, 2009.

THE ESTÉE LAUDER COMPANIES INC.

We have an undrawn $750.0 million senior unsecured revolving credit facility that expires on April 26, 2012.  This facility may be used primarily to provide credit support for our commercial paper program, to repurchase shares of our common stock and for general corporate purposes.  Up to the equivalent of $250 million of the credit facility is available for multi-currency loans.  The interest rate on borrowings under the credit facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or ½% plus the Federal funds rate.  We incurred costs of approximately $0.3 million to establish the facility which will be amortized over the term of the facility.  The credit facility has an annual fee of $0.4 million, payable quarterly, based on our current credit ratings.  This facility also contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $50.0 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under this facility.  As of December 31, 2009, we were in compliance with all related financial and other restrictive covenants, including limitations on indebtedness and liens, and expect continued compliance.  The financial covenant of this facility requires an interest expense coverage ratio of greater than 3:1 as of the last day of each fiscal quarter.  The interest expense coverage ratio is defined in the credit agreement as the ratio of Consolidated EBITDA (which does not represent a measure of our operating results as defined under U.S. generally accepted accounting principles) to Consolidated Interest Expense and is calculated as stipulated in the agreement as follows:

Twelve Months Ended December 31, 2009 (1)
($ in millions)

Consolidated EBITDA:
Net earnings	$406.2
Add:
Provision for income taxes	179.9
Interest expense, net	80.3
Depreciation and amortization (2)	253.2
Extraordinary non-cash charges (3) (4)	82.3
Less:
Extraordinary non-cash gains (4)	—
$1,001.9

Consolidated Interest Expense:
Interest expense, net	$80.3

Interest expense coverage ratio	12 to 1

(1)    In accordance with the credit agreement, this period represents the four most recent quarters.

(2)    Excludes amortization of debt discount, and derivative and debt issuance costs as they are already included in Interest expense, net.

(3)    Includes goodwill, intangible asset and other long-lived asset impairments and non-cash charges associated with restructuring activities.

(4)    As provided for in the credit agreement.

We have a fixed rate promissory note agreement with a financial institution pursuant to which we may borrow up to $150.0 million in the form of loan participation notes through one of our subsidiaries in Europe.  The interest rate on borrowings under this agreement is at an all-in fixed rate determined by the lender and agreed to by us at the date of each borrowing.  At December 31, 2009, no borrowings were outstanding under this agreement.  Debt issuance costs incurred related to this agreement were de minimis.

THE ESTÉE LAUDER COMPANIES INC.

We have an overdraft borrowing agreement with a financial institution pursuant to which our subsidiary in Turkey may be credited to satisfy outstanding negative daily balances arising from its business operations.  The total balance outstanding at any time shall not exceed 40.0 million Turkish lira ($26.4 million at the exchange rate at December 31, 2009).  The interest rate applicable to each such credit shall be up to a maximum of 175 basis points per annum above the spot rate charged by the lender or the lender’s floating call rate agreed to by us at each borrowing.  There were no debt issuance costs incurred related to this agreement.  The outstanding balance at December 31, 2009 ($7.1 million at the exchange rate at December 31, 2009) is classified as short-term debt in our consolidated balance sheet.

We have a 1.5 billion Japanese yen ($16.5 million at the exchange rate at December 31, 2009) revolving credit facility that expires on March 31, 2010 and a 1.5 billion Japanese yen ($16.5 million at the exchange rate at December 31, 2009) revolving credit facility that expires on March 31, 2012.  The interest rates on borrowings under these credit facilities are based on TIBOR (Tokyo Interbank Offered Rate) plus .45% and .75%, respectively and the facility fees incurred on undrawn balances are 15 basis points and 25 basis points, respectively.  At December 31, 2009, no borrowings were outstanding under these facilities.  We intend to renew the revolving credit facility that expires on March 31, 2010 at similar terms, subject to existing market conditions at that time.

Total debt as a percent of total capitalization (excluding noncontrolling interests) decreased to 41% at December 31, 2009 from 46% at June 30, 2009.

Cash Flows

Net cash provided by operating activities was $616.9 million during the six months ended December 31, 2009 as compared with $216.7 million in the prior-year period.  Cash flows from operating activities improved significantly as compared with the prior-year period, primarily reflecting higher net earnings and the timing and level of tax payments.  The increase in cash flows provided by operating activities also reflected higher accruals for employee compensation and advertising, merchandising and sampling, as well as lower inventory levels, partially offset by higher accounts receivable balances mainly due to the increase in net sales during the current-year period.

Net cash used for investing activities was $113.6 million during the six months ended December 31, 2009 as compared with $220.9 million in the prior-year period.  The decrease in investing cash outflows primarily reflected lower acquisition activity in the current-year period as compared with the acquisitions of Applied Genetics Incorporated Dermatics and businesses engaged in the wholesale distribution and retail sale of Aveda products in the prior-year period.  The change also reflected lower cash payments in the current-year period related to counters and leasehold improvements, and global information technology systems and infrastructure.

Net cash used for financing activities was $150.2 million during the six months ended December 31, 2009 as compared with net cash provided by financing activities of $351.8 million in the prior-year period, primarily reflecting the net proceeds from the issuance of the 2013 Senior Notes and from commercial paper borrowings in the prior-year period.  Also contributing to this change were lower cash inflows from stock option exercises, an increase in treasury stock purchases and the current period repayment of a promissory note due July 31, 2009 related to the fiscal 2008 acquisition of Ojon Corporation.

Dividends

During the current-year period, we paid dividends on Class A and Class B Common Stock of $.55 per share (or an aggregate of $109.1 million) as compared with $.55 per share (or an aggregate of $108.4 million) in the prior-year period.

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

THE ESTÉE LAUDER COMPANIES INC.

Foreign Exchange Risk Management

We enter into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with our identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that we receive from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  We may also enter into foreign currency option contracts to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as foreign currency cash-flow hedges and have varying maturities through the end of June 2010.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology.  The ineffective portion of both foreign currency forward and option contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income (loss) are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in accumulated other comprehensive income (loss) are reclassified to current-period earnings.  As of December 31, 2009, these foreign currency cash-flow hedges were highly effective, in all material respects.

At December 31, 2009, we had foreign currency forward contracts in the amount of $1,084.6 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the British pound ($258.2 million), Swiss franc ($206.7 million), Euro ($156.1 million), Canadian dollar ($96.1 million), Hong Kong dollar ($83.6 million), Australian dollar ($73.9 million) and Japanese yen ($35.9 million).

Interest Rate Risk Management

We enter into interest rate derivative contracts to manage the exposure to interest rate fluctuations on our funded indebtedness and anticipated issuance of debt for periods consistent with the identified exposures.  We have interest rate swap agreements, with a notional amount totaling $250.0 million, to effectively convert the fixed rate interest on our 2017 Senior Notes to variable interest rates based on six-month LIBOR.  These interest rate swap agreements are designated as fair value hedges of the related long-term debt and meet the accounting criteria that permit changes in the fair values of the interest rate swap agreements to exactly offset changes in the fair value of the underlying long-term debt.  As of December 31, 2009, these fair-value hedges were highly effective in all material respects.

Credit Risk

As a matter of policy, we only enter into derivative contracts with counterparties that have at least an “A” (or equivalent) credit rating.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $36.5 million at December 31, 2009.  To manage this risk, we have established strict counterparty credit guidelines that are continually monitored and reported to management.  Accordingly, management believes risk of loss under these hedging contracts is remote.

Certain of our derivative financial instruments contain credit-risk-related contingent features.  As of December 31, 2009, we were in compliance with such features and there were no derivative financial instruments with credit-risk-related contingent features that were in a net liability position.

Market Risk

Using the value-at-risk model, as discussed in our Annual Report on Form 10-K for the fiscal year, ended June 30, 2009, the high, low and average measured value-at-risk for the twelve months ended December 31, 2009 related to our foreign exchange and interest rate contracts are as follows:

(In millions)	High	Low	Average

Foreign exchange contracts	$28.4	$19.0	$23.2
Interest rate contracts	34.3	16.2	25.8

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

RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to Note 1 of Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies for discussion regarding the impact of recently adopted accounting standards, as well as the impact of accounting standards that were recently issued but not yet effective, on the Company.

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

Item 4. Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure.  The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2009 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

THE ESTÉE LAUDER COMPANIES INC.

As part of our Strategic Modernization Initiative, we anticipate the continued migration of our operations to SAP, with the majority of our locations being implemented through fiscal 2012.  Based on management’s evaluation, the necessary steps have been taken to monitor and maintain appropriate internal control over financial reporting during this period.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In 1999, the Office of the Attorney General of the State of New York (the “State”) notified the Company and ten other entities that they had been identified as potentially responsible parties (“PRPs”) with respect to the Blydenburgh landfill in Islip, New York.  Each PRP was alleged to be jointly and severally liable for the costs of investigation and cleanup, which the State estimated in 2006 to be approximately $19.7 million for all PRPs.  In 2001, the State sued other PRPs (including Hickey’s Carting, Inc., Dennis C. Hickey and Maria Hickey, collectively the “Hickey Parties”), in the U.S. District Court for the Eastern District of New York to recover such costs in connection with the site, and in September 2002, the Hickey Parties brought contribution actions against the Company and other Blydenburgh PRPs.  These contribution actions sought to recover, among other things, any damages for which the Hickey Parties are found liable in the State’s lawsuit against them, and related costs and expenses, including attorneys’ fees.  In June 2004, the State added the Company and other PRPs as defendants in its pending case against the Hickey Parties.  In April 2006, the Company and other defendants added numerous other parties to the case as third-party defendants.  Settlement negotiations with the new third-party defendants, the State, the Company and other defendants that began in July 2006 resulted in a proposed consent decree to resolve the case.  The consent decree was approved by the Court and the period for appeal has expired.  The funds put in escrow by the PRPs, including the Company, were paid to the State in early January 2010 and the matter has concluded.  The Company’s share of the funds was not material to the Company’s consolidated financial statements.

Item 1A. Risk Factors.

There are risks associated with an investment in our securities.

Please consider the risks set forth in “Item 1A.  Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2009 (as supplemented below) and elsewhere in that report and our subsequent filings with the Securities and Exchange Commission.  Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial.  If any of the events contemplated by the discussion of risks in that annual report (as supplemented below) should occur or other risks arise or develop, our business, prospects, financial condition and results of operations, as well as the trading prices of our securities, may be adversely affected.

We are controlled by the Lauder family.  As a result of their control of us, the Lauder family has the ability to prevent or cause a change in control or approve, prevent or influence certain actions by us.

As of January 22, 2010, members of the Lauder family beneficially own, directly or indirectly, shares of Class A Common Stock (with one vote per share) and Class B Common Stock (with 10 votes per share) having approximately 87.5% of the outstanding voting power of the Common Stock.  In addition, there are six members of the Lauder family who are employees, including four who are members of our Board of Directors.  As a result of the stock ownership and their positions at the Company, the Lauder family has the ability to exercise significant control and influence over our business, including, without limitation, all matters requiring stockholder approval, including the election of directors, amendments to the certificate of incorporation and significant corporate transactions, such as a merger or other sale of our Company or its assets, for the foreseeable future.

THE ESTÉE LAUDER COMPANIES INC.

We are a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, are relying on exemptions from certain corporate governance requirements that are designed to provide protection to stockholders of companies that are not “controlled companies.”

The Lauder family and their related entities own more than 50% of the total voting power of our common shares and, as a result, we are a “controlled company” under the New York Stock Exchange corporate governance standards.  As a controlled company, we are exempt under the New York Stock Exchange standards from the obligation to comply with certain New York Stock Exchange corporate governance requirements, including the requirements:

•      that a majority of our board of directors consists of independent directors;

•      that we have a nominating committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•      that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

While we have voluntarily caused our Board to have a majority of independent directors and the written charters of our Nominating and Board Affairs Committee and the Compensation Committee to have the required provisions, we are not requiring our Nominating and Board Affairs Committee and Compensation Committee to be comprised solely of independent directors.  As a result of our use of the “controlled company” exemptions, investors will not have the same protection afforded to stockholders of companies that are subject to all of the New York Stock Exchange corporate governance requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchase Program

We are authorized by the Board of Directors to repurchase up to 88.0 million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  As of December 31, 2009, the cumulative total of acquired shares pursuant to the authorization was 66.7 million, reducing the remaining authorized share repurchase balance to 21.3 million.  During the six months ended December 31, 2009, we purchased approximately 1.4 million shares pursuant to the authorization for $69.1 million as outlined in the following table:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
July 2009	—		—	—	22,734,432
August 2009	—		—	—	22,734,432
September 2009	11,688	(2)	$34.21	—	22,734,432
October 2009	—		—	—	22,734,432
November 2009	526,386	(3)	46.06	330,000	22,404,432
December 2009	1,098,463		48.61	1,098,463	21,305,969
	1,636,537		$47.69	1,428,463	21,305,969

(1)

The initial program covering the repurchase of 8.0 million shares was announced in September 1998 and increased by 20.0 million shares each in November 2007, February 2007 and May 2005 and 10.0 million shares in both May 2004 and October 2002.

(2)	Represents shares that were repurchased by the Company in connection with shares withheld to satisfy tax obligations upon the settlement of performance share units earned as of June 30, 2009.
(3)	Includes shares that were repurchased by the Company in connection with shares withheld to satisfy tax obligations upon the vesting of restricted stock units.

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

During the three months ended December 31, 2009, the stockholder set forth in the table below converted shares of Class B Common Stock into Class A Common Stock on the date set forth below:

Stockholder That Converted Class B Common Stock to Class A Common Stock	Date of Conversion	Number of Shares Converted/ Received
Ronald S. Lauder	November 24, 2009	50,000

Item 4.  Submission of Matters to a Vote of Security Holders

(a)                                  The Annual Meeting of Stockholders of the Company was held on November 13, 2009.

(b)                                 The following directors were re-elected at the Annual Meeting of Stockholders: Rose Marie Bravo, CBE, Paul J. Fribourg, Mellody Hobson, Irvine O. Hockaday, Jr., and Barry S. Sternlicht as Class I Directors for a term expiring at the 2012 Annual Meeting.  The Class II Directors, whose terms expire at the 2010 Annual Meeting are Aerin Lauder, William P. Lauder, Richard D. Parsons, Lynn Forester de Rothschild and Richard F. Zannino.  The Class III Directors, whose terms expire at the 2011 Annual Meeting are Charlene Barshefsky, Fabrizio Freda, Jane Lauder and Leonard A. Lauder.

(c)                                                          (i) Each person re-elected as a director at the Annual Meeting received the number of votes (shares of Class B Common Stock are entitled to ten votes per share) indicated beside his or her name:

Name	Votes For	Votes Withheld
Rose Marie Bravo, CBE	867,083,393	11,562,451
Paul J. Fribourg	873,005,681	5,640,163
Mellody Hobson	873,015,959	5,629,885
Irvine O. Hockaday, Jr.	872,802,821	5,843,023
Barry S. Sternlicht	866,825,222	11,820,622

(ii) 877,478,794 votes (shares of Class B Common Stock are entitled to ten votes per share) were cast for and 1,144,622 votes were cast against the ratification of the appointment of KPMG LLP as independent auditors of the Company for the 2010 fiscal year.  There were 22,428 abstentions and no broker nonvotes.

(d)                                 Not applicable

THE ESTÉE LAUDER COMPANIES INC.

Item 6. Exhibits.

Exhibit Number	Description
10.1

$750 Million Credit Agreement, dated April 26, 2007, by and among The Estée Lauder Companies Inc., Estee Lauder Inc., the Eligible Subsidiaries, as defined therein, the lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent (“JPMCB”), Bank of America, N.A. and Citibank, N.A., as syndication agents, Bank of Tokyo-Mitsubishi Trust Company and BNP Paribas, as documentation agents and Citigroup Global Markets Inc. and JPMCB, as joint book runners and joint lead arrangers.

10.2	Services Agreement, dated January 1, 2003, among Estee Lauder Inc., Melville Management Corp., Leonard A. Lauder, and William P. Lauder.

10.3	Services Agreement, dated November 22, 1995, between Estee Lauder Inc. and RSL Investments Corp.

10.4	Agreement of Sublease and Guarantee of Sublease, dated April 1, 2005, among Aramis Inc., RSL Management Corp., and Ronald S. Lauder.

10.5	First Amendment to Sublease, dated February 28, 2007, between Aramis Inc. and RSL Management Corp.

10.6	Second Amendment to Sublease, dated January 27, 2010, between Aramis Inc., and RSL Management Corp.

10.7	Form of Art Loan Agreement between Lender and Estee Lauder Inc.

31.1	Certification pursuant to Rule 13a-14(a) (CEO)

31.2	Certification pursuant to Rule 13a-14(a) (CFO)

32.1	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)

32.2	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ESTÉE LAUDER COMPANIES INC.

Date: January 28, 2010	By:	/s/RICHARD W. KUNES
Richard W. Kunes
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

THE ESTÉE LAUDER COMPANIES INC.

INDEX TO EXHIBITS

Exhibit Number	Description
10.1

$750 Million Credit Agreement, dated April 26, 2007, by and among The Estée Lauder Companies Inc., Estee Lauder Inc., the Eligible Subsidiaries, as defined therein, the lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent (“JPMCB”), Bank of America, N.A. and Citibank, N.A., as syndication agents, Bank of Tokyo-Mitsubishi Trust Company and BNP Paribas, as documentation agents and Citigroup Global Markets Inc. and JPMCB, as joint book runners and joint lead arrangers.

10.2	Services Agreement, dated January 1, 2003, among Estee Lauder Inc., Melville Management Corp., Leonard A. Lauder, and William P. Lauder.

10.3	Services Agreement, dated November 22, 1995, between Estee Lauder Inc. and RSL Investments Corp.

10.4	Agreement of Sublease and Guarantee of Sublease, dated April 1, 2005, among Aramis Inc., RSL Management Corp., and Ronald S. Lauder.

10.5	First Amendment to Sublease, dated February 28, 2007, between Aramis Inc. and RSL Management Corp.

10.6	Second Amendment to Sublease, dated January 27, 2010, between Aramis Inc., and RSL Management Corp.

10.7	Form of Art Loan Agreement between Lender and Estee Lauder Inc.

31.1	Certification pursuant to Rule 13a-14(a) (CEO)

31.2	Certification pursuant to Rule 13a-14(a) (CFO)

32.1	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)

32.2	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)