Form 10-Q
period 2010-03-31
ESTEE LAUDER COMPANIES INC
filed 2010-04-27
CIK 1001250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

At April 22, 2010, 121,363,387 shares of the registrant’s Class A Common Stock, $.01 par value, and 77,667,261 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
	2010	2009	2010	2009
	(In millions, except per share data)

Net Sales	$1,860.0	$1,696.5	$5,955.7	$5,641.0
Cost of Sales	444.6	446.4	1,415.1	1,454.5

Gross Profit	1,415.4	1,250.1	4,540.6	4,186.5

Operating expenses:
Selling, general and administrative	1,276.6	1,159.0	3,708.7	3,732.2
Restructuring and other special charges	12.5	6.2	40.0	6.6
Goodwill impairment	—	—	16.6	—
Impairment of intangible assets	—	14.6	29.0	14.6
	1,289.1	1,179.8	3,794.3	3,753.4

Operating Income	126.3	70.3	746.3	433.1

Interest expense, net	18.2	20.6	57.7	55.5
Earnings before Income Taxes	108.1	49.7	688.6	377.6

Provision for income taxes	50.2	21.4	231.2	138.4
Net Earnings	57.9	28.3	457.4	239.2

Net earnings attributable to noncontrolling interests	(0.4)	(1.1)	(3.0)	(2.9)
Net Earnings Attributable to The Estée Lauder Companies Inc.	$57.5	$27.2	$454.4	$236.3

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$.29	$.14	$2.30	$1.20
Diluted	.28	.14	2.27	1.19

Weighted average common shares outstanding:
Basic	198.0	196.7	197.4	196.2
Diluted	201.8	197.2	200.1	197.8

Cash dividends declared per common share	$—	$—	$.55	$.55

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED BALANCE SHEETS

	March 31	June 30
	2010	2009
	(Unaudited)
	($ in millions)
ASSETS
Current Assets
Cash and cash equivalents	$1,381.2	$864.5
Accounts receivable, net	978.8	853.3
Inventory and promotional merchandise, net	784.5	795.0
Prepaid expenses and other current assets	397.9	399.7
Total current assets	3,542.4	2,912.5

Property, Plant and Equipment, net	1,012.5	1,026.7

Other Assets
Investments, at cost or market value	12.9	12.7
Goodwill	752.2	759.9
Other intangible assets, net	121.3	150.1
Other assets	352.7	314.7
Total other assets	1,239.1	1,237.4
Total assets	$5,794.0	$5,176.6

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$21.7	$33.8
Accounts payable	355.0	329.8
Accrued income taxes	69.1	33.2
Other accrued liabilities	1,201.5	1,062.4
Total current liabilities	1,647.3	1,459.2

Noncurrent Liabilities
Long-term debt	1,395.9	1,387.6
Accrued income taxes	253.5	259.1
Other noncurrent liabilities	397.1	406.7
Total noncurrent liabilities	2,046.5	2,053.4

Contingencies (Note 7)

Equity
Common stock, $.01 par value; 650,000,000 shares Class A authorized; shares issued: 189,383,324 at March 31, 2010 and 183,921,350 at June 30, 2009; 240,000,000 shares Class B authorized; shares issued and outstanding: 77,667,261 at March 31, 2010 and 78,067,261 at June 30, 2009	2.7	2.6
Paid-in capital	1,379.1	1,145.6
Retained earnings	3,540.1	3,195.0
Accumulated other comprehensive loss	(114.3)	(117.1)
	4,807.6	4,226.1
Less: Treasury stock, at cost; 68,131,340 Class A shares at March 31, 2010 and 65,294,477 Class A shares at June 30, 2009	(2,731.4)	(2,586.1)
Total stockholders’ equity — The Estée Lauder Companies Inc.	2,076.2	1,640.0
Noncontrolling interests	24.0	24.0
Total equity	2,100.2	1,664.0
Total liabilities and equity	$5,794.0	$5,176.6

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31
	2010	2009
	(In millions)

Cash Flows from Operating Activities
Net earnings	$457.4	$239.2
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	196.8	191.8
Deferred income taxes	(28.7)	(15.9)
Non-cash stock-based compensation	44.8	42.6
Excess tax benefits from stock-based compensation arrangements	(7.7)	(1.4)
Loss on disposal of property, plant and equipment	10.3	8.1
Non-cash charges associated with restructuring activities	9.7	0.1
Goodwill and intangible asset impairments	45.6	14.6
Other non-cash items	0.4	1.1
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(132.5)	(113.0)
Decrease in inventory and promotional merchandise, net	4.0	76.6
Increase in other assets, net	(18.9)	(69.5)
Increase (decrease) in accounts payable	24.8	(55.6)
Increase (decrease) in accrued income taxes	73.5	(37.4)
Increase in other liabilities	118.7	25.4
Net cash flows provided by operating activities	798.2	306.7

Cash Flows from Investing Activities
Capital expenditures	(161.4)	(215.9)
Acquisition of businesses and other intangible assets, net of cash acquired	(9.3)	(64.5)
Proceeds from the disposition of long-term investments	—	0.9
Purchases of long-term investments	(0.1)	(0.4)
Net cash flows used for investing activities	(170.8)	(279.9)

Cash Flows from Financing Activities
Increase (decrease) in short-term debt, net	(9.0)	15.7
Proceeds from issuance of long-term debt, net	—	297.7
Repayments and redemptions of long-term debt	(25.4)	(9.1)
Net proceeds from stock-based compensation transactions	173.0	109.5
Excess tax benefits from stock-based compensation arrangements	7.7	1.4
Payments to acquire treasury stock	(147.7)	(62.6)
Dividends paid to stockholders	(109.1)	(108.4)
Payments to noncontrolling interest holders	(5.4)	—
Net cash flows (used for) provided by financing activities	(115.9)	244.2

Effect of Exchange Rate Changes on Cash and Cash Equivalents	5.2	(32.1)

Net Increase in Cash and Cash Equivalents	516.7	238.9
Cash and Cash Equivalents at Beginning of Period	864.5	401.7
Cash and Cash Equivalents at End of Period	$1,381.2	$640.6

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

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are generally translated at period-end rates of exchange, while revenue and expenses are translated at weighted average rates of exchange for the period.  Translation gains or losses are reported as cumulative translation adjustments through other comprehensive income (loss).  Such adjustments amounted to $45.8 million and $38.5 million of unrealized translation losses, net of tax, during the three months ended March 31, 2010 and 2009, respectively, and $12.1 million and $247.2 million of unrealized translation losses, net of tax, during the nine months ended March 31, 2010 and 2009, respectively.  For the Company’s subsidiary operating in a highly inflationary economy, the U.S. dollar is the functional currency.  Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings.  The accompanying consolidated statements of earnings include net exchange losses on foreign currency transactions of $8.5 million and $5.2 million during the three months ended March 31, 2010 and 2009, respectively, and $22.0 million and $31.3 million during the nine months ended March 31, 2010 and 2009, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions totaling $39.7 million and $41.4 million as of March 31, 2010 and June 30, 2009, respectively.

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

The Company’s largest customer sells products primarily within the United States and accounted for $215.0 million, or 12%, and $213.6 million, or 13%, of the Company’s consolidated net sales for the three months ended March 31, 2010 and 2009, respectively, and $686.5 million, or 12%, and $716.5 million, or 13%, of the Company’s consolidated net sales for the nine months ended March 31, 2010 and 2009, respectively.  This customer accounted for $128.8 million, or 13%, and $97.1 million, or 11%, of the Company’s accounts receivable at March 31, 2010 and June 30, 2009, respectively.

Inventory and Promotional Merchandise

	March 31	June 30
	2010	2009
	(In millions)
Inventory and promotional merchandise, net consists of:
Raw materials	$209.3	$188.5
Work in process	35.6	43.8
Finished goods	387.0	375.6
Promotional merchandise	152.6	187.1
	$784.5	$795.0

Property, Plant and Equipment

Property, plant and equipment consists of:

	March 31	June 30
	2010	2009
	(In millions)
Assets (Useful Life)
Land	$14.4	$14.5
Buildings and improvements (10 to 40 years)	184.2	183.2
Machinery and equipment (3 to 10 years)	1,159.6	1,080.2
Furniture and fixtures (5 to 10 years)	89.4	86.1
Leasehold improvements	1,101.3	1,112.8
	2,548.9	2,476.8
Less accumulated depreciation and amortization	1,536.4	1,450.1
	$1,012.5	$1,026.7

The cost of assets related to projects in progress of $153.4 million and $144.9 million as of March 31, 2010 and June 30, 2009, respectively, is included in their respective asset categories in the table above.  Depreciation and amortization of property, plant and equipment was $66.3 million and $61.7 million during the three months ended March 31, 2010 and 2009, respectively, and $187.5 million and $181.0 million during the nine months ended March 31, 2010 and 2009, respectively.  Depreciation and amortization related to the Company’s manufacturing process is included in cost of sales and all other depreciation and amortization is included in selling, general and administrative expenses in the accompanying consolidated statements of earnings.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The effective rate for income taxes was 46.4% and 43.1% for the three months ended March 31, 2010 and 2009, respectively, and 33.6% and 36.7% for the nine months ended March 31, 2010 and 2009, respectively.  The changes in the effective income tax rate for both periods were primarily attributable to the impact relating to the Company’s foreign operations.

As of March 31, 2010 and June 30, 2009, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $249.7 million and $259.1 million, respectively.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $131.6 million.  The total gross interest and penalties accrued related to unrecognized tax benefits during the three and nine months ended March 31, 2010 in the accompanying consolidated statements of earnings was $3.5 million and $6.8 million, respectively.  The total gross accrued interest and penalties in the accompanying consolidated balance sheets at March 31, 2010 and June 30, 2009 was $74.9 million and $67.9 million, respectively.  On the basis of the information available as of March 31, 2010, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in a range of $50 million to $80 million within 12 months as a result of projected resolutions of global tax examinations and controversies and a potential lapse of the applicable statutes of limitations.

Recently Adopted Accounting Standards

In February 2010, the Financial Accounting Standards Board (“FASB”) amended its authoritative guidance related to subsequent events to alleviate potential conflicts with current United States Securities and Exchange Commission (“SEC”) guidance.  Effective immediately, these amendments remove the requirement that an SEC filer disclose the date through which it has evaluated subsequent events.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued authoritative guidance that will require entities to make new disclosures about recurring or nonrecurring fair-value measurements of assets and liabilities, including 1) the amounts of significant transfers between Level 1 and Level 2 fair-value measurements and the reasons for the transfers, 2) the reasons for any transfers in or out of Level 3, and 3) information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 fair value measurements.  The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation of assets and liabilities, and information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair-value measurements.  Except for certain detailed Level 3 disclosures, which are effective for fiscal years beginning after December 15, 2010 and interim periods within those years, the new guidance became effective for the Company’s fiscal 2010 third quarter.  The Company did not have transfers of assets and liabilities in or out of Level 1 and Level 2 fair-value measurements and does not have assets and liabilities requiring Level 3 fair-value measurements.  The adoption of this disclosure-only guidance is included in Note 5 — Fair Value Measurements and did not have an impact on the Company’s consolidated financial results.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2009, the FASB established the FASB Accounting Standards CodificationTM (the “Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The Codification did not have a material impact on the Company’s consolidated financial statements upon adoption.  Accordingly, the Company’s notes to consolidated financial statements will explain accounting concepts rather than cite the topics of specific U.S. GAAP.

In April 2009, the FASB issued authoritative guidance that principally requires publicly traded companies to provide disclosures about fair value of financial instruments in interim financial information.  The adoption of this disclosure-only guidance in the Company’s fiscal 2010 first quarter is included in Note 5 — Fair Value Measurements and did not have an impact on the Company’s consolidated financial results.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued authoritative guidance to affirm that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  This guidance defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  Among other requirements, this guidance requires the acquiring entity in a business combination to recognize the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair values, with limited exceptions; acquisition-related costs generally will be expensed as incurred.  This guidance requires certain financial statement disclosures to enable users to evaluate and understand the nature and financial effects of the business combination.  This guidance must be applied prospectively to business combinations that are consummated on or after July 1, 2009.  During the nine months ended March 31, 2010, the Company did not have significant business combinations.  Accordingly, the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2 — GOODWILL AND OTHER INTANGIBLE ASSETS

During the second quarter of fiscal 2010, the Ojon reporting unit altered and delayed certain components of its future expansion plans, resulting in revisions to its internal forecasts.  The Company concluded that these changes in circumstances in the Ojon reporting unit triggered the need for an interim impairment review of its goodwill and trademark.  Additionally, these changes in circumstances were also an indicator that the carrying amount of the customer list may not be recoverable.  The Company performed an interim impairment test for the trademark and a recoverability test for the customer list as of December 31, 2009 on this reporting unit.  The Company concluded that the carrying value of the Ojon trademark and customer list exceeded their estimated fair values, which were determined based on the application of a royalty rate to discounted estimated future cash flows (“relief-from-royalty method”) for the trademark and discounted expected future cash flows for the customer list.  As a result, the Company recognized impairment charges of $6.0 million for the trademark and $17.2 million for the customer list, at the exchange rate in effect at that time.  After adjusting the carrying value of the trademark and customer list, the Company completed an interim impairment test for goodwill and recorded a goodwill impairment charge related to the Ojon reporting unit of $16.6 million at the exchange rate in effect at that time.  The fair value of the reporting unit was based upon weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit.  These impairment charges were reflected in the hair care and skin care product categories and in the Americas region.  As of March 31, 2010, the carrying value of goodwill related to the Ojon reporting unit was $28.5 million.

During the second quarter of fiscal 2010, the Darphin reporting unit identified issues related to the planned streamlining of its distribution process, resulting in revisions to its internal forecasts.  The Company concluded that these changes in circumstances in the Darphin reporting unit triggered the need for an interim impairment test of its trademark and goodwill.  The Company determined that the trademark was impaired, with fair value estimated based upon the relief-from-royalty method, and therefore recorded an impairment charge of $5.8 million in the skin care product category and in the Europe, the Middle East & Africa region.  After adjusting the carrying value of the trademark, the Company completed step one of the impairment test for goodwill and concluded that the fair value of the Darphin reporting unit was in excess of its carrying value including goodwill.  The fair value of the reporting unit was based upon the income approach, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows.  As of March 31, 2010, the carrying value of goodwill related to the Darphin reporting unit was $9.8 million.

Other intangible assets consists of the following:

	March 31, 2010			June 30, 2009
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Amortizable intangible assets:
Customer lists and other	$200.9	$136.2	$64.7	$199.2	$115.9	$83.3
License agreements	43.2	43.0	0.2	43.2	43.0	0.2
	$244.1	$179.2	64.9	$242.4	$158.9	83.5
Non-amortizable intangible assets:
Trademarks and other			56.4			66.6
Total intangible assets			$121.3			$150.1

The aggregate amortization expense related to amortizable intangible assets for the three months ended March 31, 2010 and 2009 was $2.0 million and $3.6 million, respectively, and for the nine months ended March 31, 2010 and 2009 was $7.1 million and $9.1 million, respectively.  The estimated aggregate amortization expense for the remainder of fiscal 2010 and each of fiscal years ending June 30, 2011 to 2014 is $2.8 million, $9.7 million, $9.3 million, $8.9 million and $6.6 million, respectively.

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

The Program focuses on a redesign of the Company’s organizational structure in order to integrate it in a more cohesive way and operate more globally across brands and functions.  The principal aspect of the Program is the reduction of the workforce by approximately 2,000 employees.  Specific actions taken during the nine months ended March 31, 2010 included:

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

•                  Exit Unprofitable Operations — To improve the profitability in certain of the Company’s brands and regions, the Company has selectively exited certain channels of distribution, categories and markets.  During the first quarter of fiscal 2010, the Company approved the exit from the global wholesale distribution of its Prescriptives brand, which was completed as of March 31, 2010.  In connection with these activities, the Company recorded a reserve for anticipated product returns, wrote off inventory and incurred costs to reduce workforce and other exit costs.

•                  Outsourcing — In order to balance the growing need for information technology support with the Company’s efforts to provide the most efficient and cost effective solutions, the Company continued the outsourcing of certain information technology processes.  The Company incurred costs to transition services to an outsource provider.

The following table presents aggregate restructuring charges related to the Program:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Fiscal 2009	$60.9	$4.2	$3.4	$1.8	$70.3
Three months ended September 30, 2009	13.4	0.2	0.6	0.5	14.7
Three months ended December 31, 2009	0.6	0.5	0.6	4.2	5.9
Three months ended March 31, 2010	8.6	1.1	0.1	0.6	10.4
Charges recorded through March 31, 2010	$83.5	$6.0	$4.7	$7.1	$101.3

The total amount of restructuring charges expected to be incurred (including those recorded as set forth in the table above), plus other initiatives approved through April 23, 2010, include approximately $103 million for employee-related costs, approximately $9 million in asset write-offs and approximately $20 million of contract terminations and other exit costs.

The following table presents accrued restructuring and the related activity as of and for the nine months ended March 31, 2010 under the Program:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Balance at June 30, 2009	$51.6	$—	$2.9	$0.2	$54.7
Charges	22.6	1.8	1.3	5.3	31.0
Cash payments	(38.7)	—	(3.4)	(6.0)	(48.1)
Non-cash write-offs	—	(1.8)	—	—	(1.8)
Translation adjustments	(0.5)	—	(0.8)	1.1	(0.2)
Balance at March 31, 2010	$35.0	$—	$—	$0.6	$35.6

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued restructuring charges at March 31, 2010 are expected to result in cash expenditures funded from cash provided by operations of approximately $14 million, $19 million and $3 million in fiscal 2010, 2011 and 2012, respectively.

The Company recorded other special charges in connection with the implementation of the Program for the three and nine months ended March 31, 2010 of $2.1 million and $9.0 million, respectively, related to consulting, other professional services, and accelerated depreciation.  The total amount of other special charges expected to be incurred to implement these initiatives, including those recorded through March 31, 2010 plus other initiatives approved through April 23, 2010, is approximately $40 million.  For the three months ended March 31, 2010, the Company recorded $2.2 million reflecting sales returns and the write-off of inventory associated with exiting unprofitable operations of $1.8 million.  For the nine months ended March 31, 2010, and primarily related to the exit from the global wholesale distribution of Prescriptives products, the Company recorded $13.3 million reflecting anticipated sales returns (less a related cost of sales of $2.2 million) and a write-off of inventory associated with exiting unprofitable operations of $8.0 million.  The total amounts expected to be incurred, including those recorded through March 31, 2010 plus other initiatives approved through April 23, 2010, is between $35 million and $38 million related to sales returns and approximately $12 million related to inventory write-offs.

Total charges associated with restructuring activities included in operating income for the three and nine months ended March 31, 2010 were $16.5 million and $59.1 million, respectively.

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

For each derivative contract entered into where the Company looks to obtain hedge accounting treatment, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking the hedge transaction, the nature of the risk being hedged, how the hedging instruments’ effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness.  This process includes linking all derivatives to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.  The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.  If it is determined that a derivative is not highly effective, or that it has ceased to be a highly effective hedge, the Company will be required to discontinue hedge accounting with respect to that derivative prospectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets as of March 31, 2010 and June 30, 2009 are presented as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value (1)			Fair Value (1)
(In millions)	Balance Sheet Location	March 31 2010	June 30 2009	Balance Sheet Location	March 31 2010	June 30 2009
Derivatives Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$10.5	$13.9	Other accrued liabilities	$14.7	$24.9

Interest rate swap contracts	Other assets	27.0	24.5	Not applicable	—	—

Total Derivatives Designated as Hedging Instruments		37.5	38.4		14.7	24.9

Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	1.4	2.8	Other accrued liabilities	4.3	1.3

Total Derivatives		$38.9	$41.2		$19.0	$26.2

(1) See Note 5 — Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments for the three and nine months ended March 31, 2010 are presented as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (1)
(In millions)	Three Months Ended March 31, 2010	Nine Months Ended March 31, 2010	(Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Three Months Ended March 31, 2010	Nine Months Ended March 31, 2010

Derivatives in Cash Flow Hedging Relationships:
Foreign currency forward contracts	$(1.4)	$(7.9)	Cost of sales	$(2.1)	$(5.8)
			Selling, general and administrative	(3.1)	(10.0)
Total derivatives	$(1.4)	$(7.9)		$(5.2)	$(15.8)

(1) The amount of loss recognized in earnings related to the amount excluded from effectiveness testing was $0.7 million and $1.1 million for the three and nine months ended March 31, 2010.  There was no gain (loss) recognized in earnings related to the ineffective portion of the hedging relationships for the three and nine months ended March 31, 2010.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives (1)
(In millions)	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Three Months Ended March 31, 2010	Nine Months Ended March 31, 2010
Derivatives in Fair Value Hedging Relationships:
Interest rate swap contracts	Interest expense, net	$3.2	$2.5

(1) Changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt.

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments for the three and nine months ended March 31, 2010 are presented as follows:

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
(In millions)	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Three Months Ended March 31, 2010	Nine Months Ended March 31, 2010
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Selling, general and administrative	$(1.1)	$(4.5)

Foreign Currency Cash-Flow Hedges

The Company enters into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that the Company receives from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  The Company may also enter into foreign currency option contracts to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as foreign currency cash-flow hedges and have varying maturities through the end of June 2011.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology.  The ineffective portion of both foreign currency forward and option contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income (loss) are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in accumulated other comprehensive income (loss) are reclassified to current-period earnings.  As of March 31, 2010, the Company’s foreign currency cash-flow hedges were highly effective, in all material respects.  The estimated net loss as of March 31, 2010 that is expected to be reclassified from accumulated other comprehensive income (loss) into earnings within the next twelve months is $1.9 million, net of tax.

At March 31, 2010, the Company had foreign currency forward contracts in the amount of $1,394.7 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the British pound ($271.4 million), Swiss franc ($271.2 million), Euro ($171.1 million), Canadian dollar ($165.9 million), Hong Kong dollar ($103.4 million) and Australian dollar ($98.1 million).

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Hedges

The Company enters into interest rate derivative contracts to manage its exposure to interest rate fluctuations on its funded indebtedness and anticipated issuance of debt for periods consistent with the identified exposures.  The Company has interest rate swap agreements, with a notional amount totaling $250.0 million, to effectively convert the fixed rate interest on its 2017 Senior Notes to variable interest rates based on six-month LIBOR.  These interest rate swap agreements are designated as fair value hedges of the related long-term debt and the changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt.  As of March 31, 2010, these fair-value hedges were highly effective in all material respects.

Credit Risk

As a matter of policy, the Company only enters into derivative contracts with counterparties that have at least an “A” (or equivalent) credit rating.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $38.9 million at March 31, 2010, of which 80% were attributable to two counterparties.  To manage this risk, the Company has established strict counterparty credit guidelines that are continually monitored and reported to management.  Accordingly, management believes risk of loss under these hedging contracts is remote.

Certain of the Company’s derivative financial instruments contain credit-risk-related contingent features.  As of March 31, 2010, the Company was in compliance with such features and there were no derivative financial instruments with credit-risk-related contingent features that were in a net liability position.

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

Level 2:

Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assetsand liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3:

Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument’s valuation.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Foreign currency forward contracts	$—	$11.9	$—	$11.9
Interest rate swap contracts	—	27.0	—	27.0
Available-for-sale securities	5.7	—	—	5.7
Total	$5.7	$38.9	$—	$44.6

Liabilities:
Foreign currency forward contracts	$—	$19.0	$—	$19.0

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

The following table presents the Company’s hierarchy as of March 31, 2010 for certain of its nonfinancial assets measured at fair value on a nonrecurring basis due to a change in circumstances that triggered an interim impairment review and a recoverability test as of December 31, 2010:

(In millions)	Impairment charges	Carrying Value March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)

Goodwill	$16.6	$28.5	$—	$—	$28.5
Other intangible assets, net	29.0	40.9	—	—	40.9
Total	$45.6	$69.4	$—	$—	$69.4

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of the Company’s classes of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents — The carrying amount approximates fair value, primarily because of the short maturity of cash equivalent instruments.

Available-for-sale securities — Available-for-sale securities are generally comprised of mutual funds and are valued using quoted market prices on an active exchange.  Available-for-sale securities are included in investments in the accompanying consolidated balance sheets.

Foreign currency forward contracts — The fair values of the Company’s foreign currency forward contracts were determined using an industry-standard valuation model, which is based on an income approach.  The significant observable inputs to the model, such as swap yield curves and currency spot and forward rates, were obtained from an independent pricing service.  To determine the fair value of contracts under the model, the difference between the contract price and the current forward rate was discounted using LIBOR for contracts with maturities up to 12 months, and swap yield curves for contracts with maturities greater than 12 months.

Interest rate swap contracts — The fair values of the Company’s outstanding interest rate swap contracts were determined using the market approach and were based on non-binding offers from the counterparties that are corroborated by observable market data using the income approach.  The non-binding offers represented the prices offered by the counterparties in the over-the-counter market to unwind and terminate these instruments (exclusive of accrued interest) and incorporated the counterparties’ respective overall credit exposure to the Company.  The Company performs a discounted cash flow analysis to corroborate the fair values of the non-binding offers using inputs such as swap yield curves and six-month LIBOR forward rates, which are obtained from an independent pricing service.

Short-term and long-term debt — The fair value of the Company’s debt was estimated based on the current rates offered to the Company for debt with the same remaining maturities.  To a lesser extent, debt also includes capital lease obligations for which the carrying amount approximates the fair value.

The estimated fair values of the Company’s financial instruments at March 31, 2010 are as follows:

(In millions)	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$1,381.2	$1,381.2
Available-for-sale securities	5.7	5.7
Short-term and long-term debt	1,417.6	1,482.8

Derivatives
Foreign currency forward contracts — asset (liability)	(7.1)	(7.1)
Interest rate swap contracts — asset (liability)	27.0	27.0

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic benefit cost for the three months ended March 31, 2010 and 2009 consisted of the following:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2010	2009	2010	2009	2010	2009

Service cost	$5.6	$5.2	$4.5	$3.9	$0.8	$0.9
Interest cost	7.3	7.0	4.8	4.3	2.0	1.9
Expected return on plan assets	(8.0)	(8.3)	(5.0)	(4.4)	—	—
Amortization of:
Prior service cost	0.2	0.2	0.6	0.5	—	—
Actuarial loss	1.0	0.4	0.5	0.1	0.2	0.1
Net periodic benefit cost	$6.1	$4.5	$5.4	$4.4	$3.0	$2.9

The components of net periodic benefit cost for the nine months ended March 31, 2010 and 2009 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement
(In millions)	2010	2009	2010	2009	2010	2009

Service cost	$16.9	$15.7	$13.5	$12.3	$2.5	$2.8
Interest cost	22.0	21.1	14.7	13.7	6.0	5.6
Expected return on plan assets	(24.2)	(25.1)	(15.1)	(14.2)	—	—
Amortization of:
Prior service cost	0.5	0.5	1.8	1.7	—	—
Actuarial loss	3.1	1.3	1.4	0.5	0.4	0.4
Settlements and curtailments	—	—	0.7	—	—	—
Net periodic benefit cost	$18.3	$13.5	$17.0	$14.0	$8.9	$8.8

The Company previously disclosed in its consolidated financial statements for the fiscal year ended June 30, 2009 that it did not expect to make cash contributions to its trust based, noncontributory qualified defined benefit pension plan (“U.S. Qualified Plan”), but it did intend to make approximately $32 million of cash contributions to its international defined benefit pension plans during the fiscal year ending June 30, 2010.  During the fiscal 2010 third quarter, the Company made a discretionary contribution to the U.S. Qualified Plan of $13.0 million.  The Company may decide to make additional discretionary contributions to the U.S. Qualified Plan during the remainder of fiscal 2010.  During the nine months ended March 31, 2010, the Company made contributions to its international pension plans totaling approximately $33 million.  As of March 31, 2010, the expected contributions to the international pension plans are currently anticipated to be approximately $55 million for the fiscal year ending June 30, 2010.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — COMMON STOCK

During the nine months ended March 31, 2010, 400,000 shares of the Company’s Class B Common Stock were converted into Class A Common Stock.

During the nine months ended March 31, 2010, the Company purchased approximately 2.9 million shares of its Class A Common Stock for $147.7 million.

NOTE 9 — STOCK PROGRAMS

As of March 31, 2010, the Company has two active equity compensation plans which include the Amended and Restated Fiscal 2002 Share Incentive Plan (the “Fiscal 2002 Plan”) and the Non-Employee Director Share Incentive Plan (collectively, the “Plans”).  These Plans currently provide for the issuance of 24,766,740 shares of Class A Common Stock, which consist of shares originally provided for and shares transferred to the Fiscal 2002 Plan from other inactive plans and employment agreements, to be granted in the form of stock-based awards to key employees, consultants and non-employee directors of the Company.  As of March 31, 2010, approximately 8,947,479 shares of Class A Common Stock were reserved and available to be granted pursuant to these Plans.  The Company may satisfy the obligation of its stock-based compensation awards with either new or treasury shares.  The Company’s equity compensation awards outstanding at March 31, 2010 include stock options, performance share units (“PSU”), restricted stock units (“RSU”) and share units.

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of, stock options, PSUs, RSUs and share units.  Compensation expense attributable to net stock-based compensation during the three months ended March 31, 2010 and 2009 was $14.0 million and $10.5 million, respectively.  Compensation expense attributable to net stock-based compensation during the nine months ended March 31, 2010 and 2009 was $44.8 million and $42.6 million, respectively.  As of March 31, 2010, the total unrecognized compensation cost related to nonvested stock-based awards was $45.8 million and the related weighted-average period over which it is expected to be recognized is approximately 1.8 years.

Stock Options

A summary of the Company’s stock option programs as of March 31, 2010 and changes during the nine months then ended, is presented below:

(Shares in thousands)	Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value(1) (in millions)	Weighted- Average Contractual Life Remaining in Years

Outstanding at June 30, 2009	18,914.7	$43.50
Granted at fair value	2,169.5	34.30
Exercised	(4,537.1)	38.12
Expired	(5,605.7)	51.44
Forfeited	(42.9)	41.40
Outstanding at March 31, 2010	10,898.5	39.83	$272.9	6.1

Exercisable at March 31, 2010	7,199.0	39.28	$184.2	4.7

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The per-share weighted-average grant date fair value of stock options granted during the three months ended March 31, 2010 and 2009 was $19.95 and $7.08, respectively.  The per-share weighted-average grant date fair value of stock options granted during the nine months ended March 31, 2010 and 2009 was $10.64 and $17.30, respectively.  The total intrinsic value of stock options exercised during the three months ended March 31, 2010 was $55.6 million and the total intrinsic value of stock options exercised during the three months ended March 31, 2009 was de minimis.  The total intrinsic value of stock options exercised during the nine months ended March 31, 2010 and 2009 was $72.1 million and $24.7 million, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31		Nine Months Ended March 31
	2010	2009	2010	2009
Weighted-average expected stock-price volatility	30%	31%	30%	28%
Weighted-average expected option life	9 years	8 years	8 years	8 years
Average risk-free interest rate	3.2%	2.7%	3.1%	3.4%
Average dividend yield	1.9%	1.9%	2.0%	1.2%

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

Performance Share Units

During the nine months ended March 31, 2010, the Company granted 165,300 PSUs, which will be settled in stock subject to the achievement of the Company’s net sales, net earnings per share and return on invested capital goals for the three fiscal years ending June 30, 2012.  Settlement will be made pursuant to a range of opportunities relative to the net sales and diluted net earnings per common share targets of the Company and, as such, the compensation cost of the PSU is subject to adjustment based upon the attainability of these target goals.  No settlement will occur for results below the applicable minimum threshold and additional shares shall be issued if performance exceeds the targeted performance goals.  Certain PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSU.  Other PSUs granted in fiscal 2010 are not accompanied by dividend equivalent rights and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant less the discounted present value of the dividends expected to be paid on the shares during the vesting period.  These awards are subject to the provisions of the agreement under which the PSUs are granted.  The PSUs were valued at the closing market value of the Company’s Class A Common Stock on the date of grant and generally vest at the end of the performance period.  In September 2009, 31,100 shares of the Company’s Class A Common Stock were issued and related accrued dividends were paid, relative to the target goals set at the time of issuance, in settlement of 96,100 PSUs which vested as of June 30, 2009.

The following is a summary of the status of the Company’s PSUs as of March 31, 2010 and activity during the nine months then ended:

(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at June 30, 2009	224.2	$48.57
Granted	165.3	33.42
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2010	389.5	42.14

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

The Company granted approximately 979,800 RSUs during the nine months ended March 31, 2010 which, at the time of grant, were scheduled to vest as follows: 39,800 on July 1, 2010, 487,600 on November 1, 2010, 39,800 on July 2, 2011, 272,600 on October 31, 2011, 39,800 on July 2, 2012 and 100,200 on October 31, 2012, all subject to the continued employment or retirement of the grantees.  Certain RSUs granted in fiscal 2010 are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the RSU and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.  Other RSUs granted in fiscal 2010 are not accompanied by dividend equivalent rights and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant less the discounted present value of the dividends expected to be paid on the shares during the vesting period.

The following is a summary of the status of the Company’s RSUs as of March 31, 2010 and activity during the nine months then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share
Nonvested at June 30, 2009	922.5	$48.31
Granted	979.8	33.50
Vested	(558.8)	47.48
Forfeited	(35.7)	40.85
Nonvested at March 31, 2010	1,307.8	37.77

Share Units

The Company grants share units to certain non-employee directors under the Non-Employee Director Share Incentive Plan.  The share units are convertible into shares of Class A Common Stock as provided for in that plan.  Share units are accompanied by dividend equivalent rights that are converted to additional share units when such dividends are declared.  The following is a summary of the status of the Company’s share units as of March 31, 2010 and activity during the nine months then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share
Outstanding at June 30, 2009	22.6	$38.02
Granted	3.5	46.63
Dividend equivalents	0.3	49.54
Converted	—	—
Outstanding at March 31, 2010	26.4	39.27

Cash Units

Certain non-employee directors defer cash compensation in the form of cash payout share units, which are not subject to the Plans.  These share units are classified as liabilities and, as such, their fair value is adjusted to reflect the current market value of the Company’s Class A Common Stock.  The Company recorded $1.5 million as compensation expense and $0.3 million as a reduction of compensation expense to reflect additional deferrals and the change in the market value for the three months ended March 31, 2010 and 2009, respectively.  The Company recorded $3.0 million as compensation expense and $1.0 million as a reduction of compensation expense to reflect additional deferrals and the change in the market value for the nine months ended March 31, 2010 and 2009, respectively.

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

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three Months Ended March 31		Nine Months Ended March 31
	2010	2009	2010	2009
	(In millions, except per share data)
Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$57.5	$27.2	$454.4	$236.3

Denominator:
Weighted average common shares outstanding — Basic	198.0	196.7	197.4	196.2
Effect of dilutive stock options	3.1	—	2.0	1.1
Effect of restricted stock units	0.7	0.5	0.7	0.5
Weighted average common shares outstanding — Diluted	201.8	197.2	200.1	197.8

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$.29	$.14	$2.30	$1.20
Diluted	.28	.14	2.27	1.19

As of March 31, 2010, outstanding stock options that were not included in the computation of diluted EPS because their inclusion would be anti-dilutive were de minimis.  As of March 31, 2009, outstanding options to purchase 19.2 million shares of Class A Common Stock were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.  As of March 31, 2010 and 2009, 0.4 million and 0.3 million of PSUs have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 9.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive income (loss) and its components, net of tax, are as follows:

	Three Months Ended March 31		Nine Months Ended March 31
	2010	2009	2010	2009
	(In millions)
Net earnings	$57.9	$28.3	$457.4	$239.2
Other comprehensive income (loss):
Net unrealized investment gain (loss)	0.1	(0.1)	0.3	(0.7)
Net derivative instruments gain (loss)	2.4	(3.7)	4.9	7.0
Amounts included in net periodic benefit cost, net	6.2	2.4	9.9	15.4
Translation adjustments	(47.5)	(38.5)	(13.4)	(247.2)

	(38.8)	(39.9)	1.7	(225.5)
Comprehensive income (loss)	19.1	(11.6)	459.1	13.7
Comprehensive (income) loss attributable to noncontrolling interests:
Net earnings	(0.4)	(1.1)	(3.0)	(2.9)
Translation adjustments	1.7	—	1.3	—
	1.3	(1.1)	(1.7)	(2.9)
Comprehensive income (loss) attributable to The Estée Lauder Companies Inc.	$20.4	$(12.7)	$457.4	$10.8

NOTE 12 — CHANGES IN EQUITY

	Total Stockholders’ Equity — The Estée Lauder Companies Inc.						Non-
(In millions)	Common Stock	Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total	controlling Interests	Total Equity

Balance — June 30, 2009	$2.6	$1,145.6	$3,195.0	$(117.1)	$(2,586.1)	$1,640.0	$24.0	$1,664.0
Net earnings	—	—	454.4	—	—	454.4	3.0	457.4
Common stock dividends	—	—	(109.3)	—	—	(109.3)	(1.7)	(111.0)
Other comprehensive income	—	—	—	3.0	—	3.0	(1.3)	1.7
Purchase of noncontrolling interest	—	(0.6)	—	(0.2)	—	(0.8)	—	(0.8)
Acquisition of treasury stock	—	—	—	—	(138.7)	(138.7)	—	(138.7)
Stock-based compensation	0.1	234.1	—	—	(6.6)	227.6	—	227.6
Balance — March 31, 2010	$2.7	$1,379.1	$3,540.1	$(114.3)	$(2,731.4)	$2,076.2	$24.0	$2,100.2

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — STATEMENT OF CASH FLOWS

Supplemental cash flow information for the nine months ended March 31, 2010 and 2009 were as follows:

	2010	2009
	(In millions)
Cash:
Cash paid during the period for interest	$50.2	$44.5
Cash paid during the period for income taxes	$173.2	$187.8

Non-cash investing and financing activities:
Long-term debt issued upon acquisition of business	$0.3	$—
Liabilities incurred for acquisitions	$7.9	$4.5
Incremental tax benefit from the exercise of stock options	$(17.4)	$(7.8)
Capital lease obligations incurred	$24.8	$15.0
Interest rate swap derivative mark to market	$2.5	$28.7

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31		Nine Months Ended March 31
	2010	2009	2010	2009
	(In millions)
PRODUCT CATEGORY DATA
Net Sales:
Skin Care	$819.8	$709.0	$2,455.9	$2,198.2
Makeup	710.8	694.5	2,244.4	2,165.7
Fragrance	222.8	187.7	917.8	930.5
Hair Care	96.1	90.6	304.0	297.9
Other	12.7	14.7	46.9	48.7
	1,862.2	1,696.5	5,969.0	5,641.0
Returns associated with restructuring activities	(2.2)	—	(13.3)	—
	$1,860.0	$1,696.5	$5,955.7	$5,641.0
Operating Income (Loss) before total charges associated with restructuring activities:
Skin Care	$100.0	$61.2	$414.2	$241.6
Makeup	58.7	63.7	334.2	226.3
Fragrance	(17.5)	(45.0)	60.0	(37.0)
Hair Care	2.7	(3.3)	(7.8)	10.1
Other	(1.1)	(0.1)	4.8	(1.3)
	142.8	76.5	805.4	439.7
Reconciliation:
Total charges associated with restructuring activities	(16.5)	(6.2)	(59.1)	(6.6)
Interest expense, net	(18.2)	(20.6)	(57.7)	(55.5)
Earnings before income taxes	$108.1	$49.7	$688.6	$377.6

GEOGRAPHIC DATA
Net Sales:
The Americas	$829.1	$804.4	$2,638.3	$2,647.2
Europe, the Middle East & Africa	662.0	583.5	2,159.4	1,987.3
Asia/Pacific	371.1	308.6	1,171.3	1,006.5
	1,862.2	1,696.5	5,969.0	5,641.0
Returns associated with restructuring activities	(2.2)	—	(13.3)	—
	$1,860.0	$1,696.5	$5,955.7	$5,641.0
Operating Income (Loss):
The Americas	$26.3	$13.3	$193.1	$124.2
Europe, the Middle East & Africa	77.3	28.0	401.0	165.2
Asia/Pacific	39.2	35.2	211.3	150.3
	142.8	76.5	805.4	439.7
Total charges associated with restructuring activities	(16.5)	(6.2)	(59.1)	(6.6)
	$126.3	$70.3	$746.3	$433.1

THE ESTÉE LAUDER COMPANIES INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories which are distributed in over 140 countries and territories.  The following is a comparative summary of operating results for the three and nine months ended March 31, 2010 and 2009, and reflects the basis of presentation described in Note 1 of Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies for all periods presented.  Sales of products and services that do not meet our definition of skin care, makeup, fragrance or hair care have been included in the “other” category.

	Three Months Ended March 31		Nine Months Ended March 31
	2010	2009	2010	2009
	(In millions)
NET SALES
By Region:
The Americas	$829.1	$804.4	$2,638.3	$2,647.2
Europe, the Middle East & Africa	662.0	583.5	2,159.4	1,987.3
Asia/Pacific	371.1	308.6	1,171.3	1,006.5
	1,862.2	1,696.5	5,969.0	5,641.0
Returns associated with restructuring activities	(2.2)	—	(13.3)	—
	$1,860.0	$1,696.5	$5,955.7	$5,641.0

By Product Category:
Skin Care	$819.8	$709.0	$2,455.9	$2,198.2
Makeup	710.8	694.5	2,244.4	2,165.7
Fragrance	222.8	187.7	917.8	930.5
Hair Care	96.1	90.6	304.0	297.9
Other	12.7	14.7	46.9	48.7
	1,862.2	1,696.5	5,969.0	5,641.0
Returns associated with restructuring activities	(2.2)	—	(13.3)	—
	$1,860.0	$1,696.5	$5,955.7	$5,641.0

OPERATING INCOME (LOSS)
By Region:
The Americas	$26.3	$13.3	$193.1	$124.2
Europe, the Middle East & Africa	77.3	28.0	401.0	165.2
Asia/Pacific	39.2	35.2	211.3	150.3
	142.8	76.5	805.4	439.7
Total charges associated with restructuring activities	(16.5)	(6.2)	(59.1)	(6.6)
	$126.3	$70.3	$746.3	$433.1

By Product Category:
Skin Care	$100.0	$61.2	$414.2	$241.6
Makeup	58.7	63.7	334.2	226.3
Fragrance	(17.5)	(45.0)	60.0	(37.0)
Hair Care	2.7	(3.3)	(7.8)	10.1
Other	(1.1)	(0.1)	4.8	(1.3)
	142.8	76.5	805.4	439.7
Total charges associated with restructuring activities	(16.5)	(6.2)	(59.1)	(6.6)
	$126.3	$70.3	$746.3	$433.1

THE ESTÉE LAUDER COMPANIES INC.

The following table presents certain consolidated earnings data as a percentage of net sales:

	Three Months Ended March 31		Nine Months Ended March 31
	2010	2009	2010	2009

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	23.9	26.3	23.8	25.8
Gross profit	76.1	73.7	76.2	74.2
Operating expenses:
Selling, general and administrative	68.6	68.3	62.2	66.1
Restructuring and other special charges	0.7	0.4	0.7	0.1
Goodwill impairment	—	—	0.3	—
Impairment of intangible assets	—	0.9	0.5	0.3
	69.3	69.6	63.7	66.5

Operating income	6.8	4.1	12.5	7.7
Interest expense, net	1.0	1.2	0.9	1.0

Earnings before income taxes	5.8	2.9	11.6	6.7
Provision for income taxes	2.7	1.2	3.9	2.5

Net earnings	3.1	1.7	7.7	4.2
Net earnings attributable to noncontrolling interests	(0.0)	(0.1)	(0.1)	(0.0)

Net earnings attributable to The Estée Lauder Companies Inc.	3.1%	1.6%	7.6%	4.2%

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

Overview

We are implementing a long-term strategy to guide the Company through fiscal 2013.  The strategy, which we previously described, has numerous initiatives across regions, product categories, brands and functions that are designed to leverage our strengths, make us more cost efficient and grow our sales.  During fiscal 2010, the first year of our strategy, our business continued to rebound from the global economic challenges and uncertainties that had a significant impact on our results during the prior fiscal year.  Despite these conditions, some of which continue to exist, our results for the nine months ended March 31, 2010 exceeded our net sales and profitability expectations that we had at the beginning of the fiscal year.  These results, in part, stem from stronger net sales, favorable product mix, which reflects our strategic emphasis on skin care products, and the positive effect of continued cautious spending from most brands in light of the uncertainty surrounding the global economic environment.  The improved net sales reflected continued strong growth in Asia, a substantial rebound in the Company’s travel retail business and a better-than-expected holiday selling season in the United States and the United Kingdom.  Net sales also benefited from further favorability in foreign currency translation.

THE ESTÉE LAUDER COMPANIES INC.

In the Americas region, the increase in net sales during the current-year period was primarily attributable to growth in Canada and Latin America.  The U.S. department store channel continues to be negatively impacted by a soft retail environment, low store traffic and competitive pressures, particularly in the fragrance product category.  These challenges were mitigated by net sales from new skin care and makeup product offerings and an increase in sales of certain designer fragrances through self-select outlets in the United States.  We have seen an improvement in the net sales of many of our higher-end prestige products, which were negatively impacted by a change in spending patterns of consumers as a result of the economic downturn in the prior year.  Net sales results in alternative channels were generally mixed.  In our freestanding retail stores, net sales growth was fueled by new product launches from M•A•C, partially offset by lower sales resulting from the closing of certain underperforming stores for various brands.  We had strong growth in net sales of our products sold over the internet, while direct response television sales declined.

Our business in Europe, the Middle East & Africa generated a strong net sales increase during the current-year period, aided by the favorable impact of foreign currency translation.  Sales and profits in our travel retail business have exceeded our expectations as a result of successful product launches, higher passenger traffic, select trade re-stocking and new points of distribution.  Net sales in most markets also reflected increases during the current-year period, reflecting an improving retail environment, new product launches and rebounding sales from many of our higher-end prestige products.  Despite these positive results, the impact of the global economic uncertainties are still being felt in certain countries where there remains soft retail environments, select retailer destocking and tight working capital management activities by retailers.

At this time, our business in the Asia/Pacific region has been least affected by the global financial crisis, with net sales growing in virtually all countries in the region, several of which reflected significant favorable impact of foreign currency translation.  Net sales in China rose at a fast pace as we continue our growth in this emerging market.  New skin care product launches and an improving retail environment helped most countries in the region generate strong net sales increases during fiscal 2010.  Our business in Japan continued to be challenging, as reported net sales increases were generated by the strengthening of the Japanese yen.

During most of fiscal 2010, we engaged in a Company-wide cost containment program and a more measured approach to spending in light of the global economic downturn and the management of several external potential risks which did not materialize in the current-year period.  Although we remain cautious regarding global economic uncertainties and other risks that may affect our business, we have accelerated investment spending behind our brands and key priorities, and expect to continue to do so in order to drive net sales growth for the remainder of the fiscal year.

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

We expect that the implementation of this Program, combined with other on-going cost savings efforts, will result in savings of approximately $450 million to $550 million (beginning with approximately $300 million to $330 million in fiscal 2010) including the reduction of certain costs relative to an assumed normalized spending pattern.  Our long-range forecast for operating margin reflects these anticipated savings, net of strategic reinvestments.

The Program focuses on a redesign of our organizational structure in order to integrate the Company in a more cohesive way and operate more globally across brands and functions.  The principal aspect of the Program is the reduction of the workforce by approximately 2,000 employees.  Specific actions taken during the nine months ended March 31, 2010 included:

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

THE ESTÉE LAUDER COMPANIES INC.

•                  Exit Unprofitable Operations — To improve the profitability in certain of our brands and regions, we have selectively exited certain channels of distribution, categories and markets.  During the first quarter of fiscal 2010, we approved the exit from the global wholesale distribution of our Prescriptives brand, which was completed as of March 31, 2010.  In connection with these activities, we recorded a reserve for anticipated product returns, wrote off inventory and incurred costs to reduce workforce and other exit costs.

•                  Outsourcing — In order to balance the growing need for information technology support with our efforts to provide the most efficient and cost effective solutions, we continued the outsourcing of certain information technology processes.  We incurred costs to transition services to an outsource provider.

The following table presents aggregate restructuring charges related to the Program:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Fiscal 2009	$60.9	$4.2	$3.4	$1.8	$70.3
Three months ended September 30, 2009	13.4	0.2	0.6	0.5	14.7
Three months ended December 31, 2009	0.6	0.5	0.6	4.2	5.9
Three months ended March 31, 2010	8.6	1.1	0.1	0.6	10.4
Charges recorded through March 31, 2010	$83.5	$6.0	$4.7	$7.1	$101.3

The total amount of restructuring charges expected to be incurred (including those recorded as set forth in the table above), plus other initiatives approved through April 23, 2010, include approximately $103 million for employee-related costs, approximately $9 million in asset write-offs and approximately $20 million of contract terminations and other exit costs.

The following table presents accrued restructuring and the related activity as of and for the nine months ended March 31, 2010 under the Program:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Balance at June 30, 2009	$51.6	$—	$2.9	$0.2	$54.7
Charges	22.6	1.8	1.3	5.3	31.0
Cash payments	(38.7)	—	(3.4)	(6.0)	(48.1)
Non-cash write-offs	—	(1.8)	—	—	(1.8)
Translation adjustments	(0.5)	—	(0.8)	1.1	(0.2)
Balance at March 31, 2010	$35.0	$—	$—	$0.6	$35.6

Accrued restructuring charges at March 31, 2010 are expected to result in cash expenditures funded from cash provided by operations of approximately $14 million, $19 million and $3 million in fiscal 2010, 2011 and 2012, respectively.

We recorded other special charges in connection with the implementation of the Program for the three and nine months ended March 31, 2010 of $2.1 million and $9.0 million, respectively, related to consulting, other professional services, and accelerated depreciation.  The total amount of other special charges expected to be incurred to implement these initiatives, including those recorded through March 31, 2010 plus other initiatives approved through April 23, 2010 is approximately $40 million.  For the three months ended March 31, 2010, we recorded $2.2 million reflecting sales returns and the write-off of inventory associated with exiting unprofitable operations of $1.8 million.  For the nine months ended March 31, 2010, and primarily related to the exit from the global wholesale distribution of Prescriptives products, we recorded $13.3 million reflecting anticipated sales returns (less a related cost of sales of $2.2 million) and a write-off of inventory associated with exiting unprofitable operations of $8.0 million.  The total amounts expected to be incurred, including those recorded through March 31, 2010 plus other initiatives approved through April 23, 2010 is between $35 million and $38 million related to sales returns and approximately $12 million related to inventory write-offs.

Total charges associated with restructuring activities included in operating income for the three and nine months ended March 31, 2010 were $16.5 million and $59.1 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.

Goodwill and Other Intangible Asset Impairments

During the second quarter of fiscal 2010, the Ojon reporting unit altered and delayed certain components of its future expansion plans, resulting in revisions to its internal forecasts.  We concluded that these changes in circumstances in the Ojon reporting unit triggered the need for an interim impairment review of its goodwill and trademark.  Additionally, these changes in circumstances were also an indicator that the carrying amount of the customer list may not be recoverable.  We performed an interim impairment test for the trademark and a recoverability test for the customer list as of December 31, 2009 on this reporting unit.  We concluded that the carrying value of the Ojon trademark  and customer list exceeded their estimated fair values, which were determined based on the application of a royalty rate to discounted estimated future cash flows (“relief-from-royalty method”) for the trademark and discounted expected future cash flows for the customer list.  As a result, we recognized impairment charges of $6.0 million for the trademark and $17.2 million for the customer list, at the exchange rate in effect at that time.  After adjusting the carrying value of the trademark and customer list, we completed an interim impairment test for goodwill and recorded a goodwill impairment charge related to the Ojon reporting unit of $16.6 million at the exchange rate in effect at that time.  The fair value of the reporting unit was based upon weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit.  These impairment charges were reflected in the hair care and skin care product categories and in the Americas region.  The key assumptions used to determine the estimated fair value of the reporting unit were predicated on the achievement of international distribution expansion plans.  If such plans do not materialize, or if there is a decline in the business environment in which this reporting unit operates, a resulting change in the key assumptions could have a negative impact on the estimated fair value of the reporting unit and it is possible we could recognize a further impairment charge.  As of March 31, 2010, the carrying value of goodwill related to the Ojon reporting unit was $28.5 million.

During the second quarter of fiscal 2010, the Darphin reporting unit identified issues related to the planned streamlining of its distribution process, resulting in revisions to its internal forecasts.  We concluded that these changes in circumstances in the Darphin reporting unit triggered the need for an interim impairment test of its trademark and goodwill.  We determined that the trademark was impaired, with fair value estimated based upon the relief-from-royalty method, and therefore recorded an impairment charge of $5.8 million in the skin care product category and in the Europe, the Middle East & Africa region.  After adjusting the carrying value of the trademark, we completed step one of the impairment test for goodwill and concluded that the fair value of the Darphin reporting unit was substantially in excess of its carrying value including goodwill.  The fair value of the reporting unit was based upon the income approach, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows.  As of March 31, 2010, the carrying value of goodwill related to the Darphin reporting unit was $9.8 million.

As of our latest annual step-one goodwill impairment test on April 1, 2009 for our other reporting units, the closest margin for fair value exceeding carrying value was 8% for one reporting unit.  The fair value of the reporting unit was based upon the income approach, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows.  Goodwill at March 31, 2010 for this reporting unit was $37.1 million.  The key assumptions that were used to determine the estimated fair value of the reporting unit were predicated on planned expanded distribution in the salon channel and other alternative channels.  If such plans do not materialize, or if there is a decline in the business environment in which this reporting unit operates, a resulting change in the key assumptions could have a negative impact on the estimated fair value of the reporting unit and it is possible we could recognize an impairment charge in the future.  All other reporting units’ fair values substantially exceeded their respective carrying values.

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

THE ESTÉE LAUDER COMPANIES INC.

Impact of Recent Economic Events in Venezuela

Cumulative inflation in Venezuela has exceeded 100% over the three-year period ended December 31, 2009, as measured using the blended Consumer Price Index/National Consumer Price Index.  As a result, Venezuela has been designated as a highly inflationary economy effective January 1, 2010 and, as such, the U.S. dollar has become the functional currency of our subsidiary in Venezuela.  Beginning January 1, 2010, currency remeasurement adjustments for this subsidiary’s financial statements and other transactional foreign exchange gains and losses will be reflected in earnings.  Translation adjustments that were recorded through December 31, 2009 (prior to being designated as highly inflationary) remain in equity as part of other comprehensive income.

On January 8, 2010, the Venezuelan government announced the devaluation of its currency from an official exchange rate of 2.15 bolivars per U.S. dollar to a dual-rate regime of 2.60 bolivars per U.S. dollar for goods deemed “essential” and 4.30 bolivars per U.S. dollar for most other imports and repatriation of dividends by foreign investors (the “official rate”).  Currently, none of our transactions fall into the essential classification.  Prior to being designated as highly inflationary, we translated the financial statements of our subsidiary in Venezuela using the official exchange rate of 2.15.  Consistent with historical practices and the Company’s future intent with regard to the settlement of bolivar-denominated transactions, the financial statements of our subsidiary in Venezuela were remeasured at the official exchange rate at March 31, 2010 of 4.30 bolivars per U.S. dollar.

As a result of the change to highly inflationary accounting, the prior use of different translating and remeasuring exchange rates for U.S. dollar-denominated net liabilities and the devaluation of the bolivar, we recorded a charge of approximately $6 million for the three and nine months ended March 31, 2010.  This charge also includes increased cost of sales associated with historical dollar costs of inventory.  As of March 31, 2010, our subsidiary in Venezuela had approximately $4 million of net monetary assets denominated in bolivars.  In addition, due to currency restrictions in Venezuela and, at the discretion of management, payments related to U.S. dollar-denominated imports are often satisfied by exchanging bolivars to U.S. dollars through securities transactions in a parallel market, which will continue to result in increased costs as the parallel market rate is not as favorable as the official rate.  We do not expect the change to highly inflationary accounting to have a significant impact on our ongoing future consolidated net sales or operating income since we expect to derive less than 1% of our future consolidated net sales and operating income from our business in Venezuela.

Impact of New Federal Legislation

The Patient Protection and Affordable Care Act (the “PPACA”) became law on March 23, 2010, and on March 30, 2010 the Health Care and Education Reconciliation Act of 2010 (“H.R. 4872”) became law, which makes various amendments to certain aspects of the PPACA.  While the provisions of this legislation that became effective during the current-year period did not have a material impact on our consolidated financial statements, we are currently evaluating the potential impact on our business and consolidated financial statements, in the short and long term, of other facets of the legislation.

Compliance Assurance Program

During the fiscal 2010 third quarter, we accepted an invitation from the U.S. Internal Revenue Service (the “IRS”) to join in the Compliance Assurance Program (“CAP”) beginning with the fiscal year ending June 30, 2011. The objective of CAP is to reduce taxpayer burden and uncertainty while assuring the IRS of the accuracy of income tax returns prior to filing, thereby reducing or eliminating the need for post-filing examinations.

Third Quarter Fiscal 2010 as Compared with Third Quarter Fiscal 2009

NET SALES

Net sales increased 10%, or $163.5 million, to $1,860.0 million, reflecting increases in all geographic regions and major product categories.  Geographically, the growth in net sales primarily reflected increases in Asia/Pacific and Europe, the Middle East & Africa.  By product category, while fragrance net sales grew at the fastest rate, more than half of the global increase in net sales was attributable to the skin care category.  Excluding the impact of foreign currency translation, net sales increased 5%.  The following discussions of Net Sales by Product Categories and Geographic Regions exclude the impact of anticipated returns associated with restructuring activities of $2.2 million recorded during the current-year period.  We believe the following analysis of net sales better reflects the manner in which we conduct and view our business.

THE ESTÉE LAUDER COMPANIES INC.

Product Categories

Skin Care

Net sales of skin care products increased 16%, or $110.8 million, to $819.8 million.  The recent launches of Advanced Night Repair Synchronized Recovery Complex and Hydrationist Maximum Moisture Creme and Lotion from Estée Lauder, Even Better Clinical Dark Spot Corrector and Youth Surge Night Age Decelerating Night Moisturizer from Clinique and The Regenerating Serum from La Mer, contributed incremental sales of approximately $80 million, combined.  Higher sales from existing products in Clinique’s 3-Step Skin Care System and the Re-Nutriv line of products from Estée Lauder contributed approximately $18 million to the increase.  These increases were partially offset by approximately $18 million of lower sales from existing products in the Advanced Night Repair line from Estée Lauder and in the Turnaround and Youth Surge lines of products from Clinique.  Excluding the impact of foreign currency translation, skin care net sales increased 10%.

Makeup

Makeup net sales increased 2%, or $16.3 million, to $710.8 million, primarily reflecting an increase of approximately $42 million from our makeup artist brands, driven by higher net sales outside the United States.  Incremental sales from the recent launches of Acne Solutions Liquid Makeup and Vitamin C Lip Smoothie Antioxidant Lip Colour from Clinique and Resilience Lift Extreme Radiant Lifting Makeup from Estée Lauder, as well as higher sales of Double Wear Foundation from Estée Lauder, totaled approximately $20 million, combined.  These increases were partially offset by lower net sales of Prescriptives products due to the exit from the global wholesale distribution of the brand, as well as lower sales of Automatic Pencil Duos and TurboLash All Effects Motion Mascara from Estée Lauder of approximately $22 million, combined.  During the current-year quarter, we undertook an initiative to identify certain underperforming stock keeping units for the purposes of evaluating their relevance to our long-term perfumery strategy in the Europe, the Middle East & Africa region.  Based on this evaluation, we decided to discontinue certain of these products in perfumeries and recorded a charge of approximately $27 million to reflect the anticipated returns of makeup products from participating retailers, subject to our approval.  Excluding the impact of foreign currency translation, makeup net sales decreased 2%.

Fragrance

Net sales of fragrance products increased 19%, or $35.1 million, to $222.8 million.  The recent launches of Pure DKNY, DKNY Delicious Candy Apples, Coach Signature and DKNY Be Delicious Fresh Blossom contributed incremental sales of approximately $19 million, combined.  Higher sales from various Jo Malone and Tom Ford fragrances, as well as an increase in sales of certain designer fragrances through self-select outlets in the United States, contributed approximately $12 million, combined, to the category.  Partially offsetting these increases were lower sales of DKNY Men and I Am King Sean John of approximately $10 million, combined.  Excluding the impact of foreign currency translation, fragrance net sales increased 13%.

Hair Care

Hair care net sales increased 6%, or $5.5 million, to $96.1 million, primarily reflecting an increase in net sales of styling and hair color products, the recent launch of Smooth Infusion Glossing Straightener from Aveda and sales generated from expanded distribution outside the United States.  This increase was partially offset by lower net sales resulting from a soft salon retail environment in North America.  Excluding the impact of foreign currency translation, hair care net sales increased 3%.

Geographic Regions

Net sales in the Americas increased 3%, or $24.7 million, to $829.1 million, primarily reflecting higher net sales in Canada and Latin America of approximately $21 million, combined.  The net sales increases in Canada and Latin America primarily reflected higher sales from certain of our heritage brands, sales from new points of distribution, and favorable foreign currency translation.  Net sales in the United States increased approximately $4 million as compared with the prior-year period.  Higher net sales of designer fragrances resulting from new launches and higher sales through self-select outlets were mostly offset by lower net sales of Prescriptives products due to the exit from the global wholesale distribution.  Ongoing challenges faced by certain of our department store customers in the United States may continue to affect our net sales for the short and medium term.  Excluding the impact of foreign currency translation, net sales in the Americas increased 2%.

THE ESTÉE LAUDER COMPANIES INC.

In Europe, the Middle East & Africa, net sales increased 14%, or $78.5 million, to $662.0 million, reflecting growth in travel retail and from virtually all countries in the region across each product category.  The region also benefited from the favorable impact of foreign currency translation.  Net sales increases of approximately $94 million were driven by our travel retail business, the United Kingdom, Russia, South Africa and the Middle East, reflecting an improved retail environment and higher combined sales from our makeup artist brands.  The net sales improvement in our travel retail business also reflected a favorable comparison to the prior-year quarter due to an increase in passenger traffic and new points of distribution.  At this time, the disruption in air travel as a result of the volcanic activity in Iceland is not anticipated to have a material impact on our travel retail business.  Partially offsetting these increases were lower net sales of approximately $3 million in the Balkans and Benelux.  Despite the net sales growth in the region, we have experienced continued select customer destocking in continental Europe.  During the current-year quarter, we undertook an initiative to identify certain underperforming stock keeping units for the purposes of evaluating their relevance to our long-term perfumery strategy.  Based on this evaluation, we decided to discontinue certain of these products in perfumeries and recorded a charge of approximately $31 million to reflect the anticipated returns of these products from participating retailers, subject to our approval.  Excluding the impact of foreign currency translation, net sales in Europe, the Middle East & Africa increased 7%.

Net sales in Asia/Pacific increased 20%, or $62.5 million, to $371.1 million, reflecting growth from virtually all countries in the region across each product category.  The region also benefited from the favorable impact of foreign currency translation.  Approximately $56 million of this increase was generated in Korea, China, Hong Kong, Australia and Taiwan reflecting strong sales of skin care and makeup products.  Korea and Australia also benefited significantly from foreign currency translation.  These increases were partially offset by lower sales of approximately $2 million in Japan which continued to be a challenging market.  Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 10%.

Although our financial performance reflected improved economic conditions, we expect the global economic uncertainties to continue to impact our business.  We cannot predict with certainty the magnitude or duration of the impact or how it will vary across each of our geographic regions.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales decreased to 23.9% as compared with 26.3% in the prior-year period.  This improvement primarily reflected favorable changes in the mix of our business of approximately 100 basis points and the favorable comparison to the prior-year period when we recorded excess overhead costs that were not expected to be recovered of approximately 90 basis points.  Also contributing to the improvement in cost of sales margin were favorable manufacturing variances of approximately 50 basis points and the favorable effect of exchange rates of approximately 40 basis points.  Partially offsetting these improvements was an increase in obsolescence charges of approximately 40 basis points, which includes the write-off of inventory on hand related to certain products being discontinued in the Europe, the Middle East & Africa region, as previously discussed.

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

OPERATING EXPENSES

Operating expenses as a percentage of net sales decreased to 69.3% as compared with 69.6% in the prior-year period.  This improvement, tempered in part due to the previously discussed impact of anticipated returns on current-year period net sales, primarily reflected lower costs of global information technology systems and infrastructure of approximately 110 basis points, the favorable comparison to the prior-year period related to other intangible asset impairment charges of approximately 90 basis points and lower net losses from foreign exchange transactions of approximately 20 basis points.  Partially offsetting these improvements were higher advertising, merchandising and sampling costs of approximately 90 basis points, other selling, general and administrative costs of approximately 70 basis points and charges associated with restructuring activities of approximately 30 basis points.

THE ESTÉE LAUDER COMPANIES INC.

Changes in advertising, sampling and merchandising spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

OPERATING RESULTS

Operating income increased 80%, or $56.0 million, to $126.3 million.  Operating margin improved to 6.8% of net sales as compared with 4.1% in the prior-year period, reflecting our higher gross margin and the decrease in our operating expense margin as previously discussed.  The following discussions of Operating Results by Product Categories and Geographic Regions exclude the impact of total charges associated with restructuring activities of $16.5 million in fiscal 2010, or 1% of net sales, and $6.2 million in fiscal 2009, or less than 1% of net sales.  We believe the following analysis of operating results better reflects the manner in which we conduct and view our business.

Product Categories

All product categories benefited from Company-wide cost containment initiatives and a more measured approach to spending, as well as significant improvement in cost of sales from favorable product mix and enhanced inventory management.  Skin care operating income increased 63%, or $38.8 million, to $100.0 million, primarily reflecting improved results driven by net sales from higher-margin product launches, and a favorable comparison to the prior-year period when we recorded a charge for other intangible asset impairment of approximately $12 million, partially offset by planned increases in the levels of support spending.  Makeup operating income decreased 8%, or $5.0 million, to $58.7 million, primarily reflecting the majority of the impact of the charge related to the discontinuation of certain stock keeping units, as previously discussed, which reflects the anticipated returns, as well as the write-off of related inventory on hand of approximately $30 million, combined.  This charge was mostly offset by improved results from our makeup artist brands and certain of our heritage brands.  Fragrance operating loss improved 61%, or $27.5 million, primarily reflecting an increase in net sales from higher-margin products, partially offset by an increase in support spending behind specific new launches.  Hair care operating results increased over 100%, or $6.0 million reflecting higher net sales, savings generated from cost containment initiatives and from the closing of certain underperforming retail stores in prior periods.

Geographic Regions

Operating results in each of our geographic regions benefited from Company-wide cost containment initiatives and a more measured approach to spending, as well as significant improvement in cost of sales from favorable product mix and enhanced inventory management, resulting in significant improvements in their operating income.

Operating income in the Americas increased 98%, or $13.0 million, to $26.3 million, primarily due to improved results from certain of our heritage and turnaround brands, and our hair care brands in the United States, as well as a favorable comparison to the prior-year period which reflected the impact of an excess overhead charge and a charge related to the degradation of a certain retail customer.  These improvements were partially offset by the impact of the recent economic events in Venezuela, as previously discussed.

In Europe, the Middle East & Africa, operating income increased over 100%, or $49.3 million, to $77.3 million.  Higher results from our travel retail business and in the United Kingdom, the Middle East, Russia and Spain totaled approximately $63 million.  The improvement in operating income also reflected a favorable comparison to the prior-year period when we recorded a charge for other intangible asset impairment of approximately $12 million.  Partially offsetting these improvements were lower results of approximately $2 million in the Balkans and Benelux.  In addition, as previously discussed, we recorded a charge related to the discontinuation of certain stock keeping units which reflects the anticipated returns, as well as the write-off of related inventory on hand of approximately $34 million, combined.

In Asia/Pacific, operating income increased 11%, or $4.0 million, to $39.2 million.  Higher operating results in Hong Kong, Japan, Malaysia and Thailand totaled approximately $9 million.  These improvements were partially offset by lower results in Australia, China and Korea of approximately $6 million, combined.  We have continued incremental investment spending in China to support this emerging market.

THE ESTÉE LAUDER COMPANIES INC.

INTEREST EXPENSE, NET

Net interest expense was $18.2 million as compared with $20.6 million in the prior-year period.  The decrease in interest expense primarily reflected lower average debt balances.  To a lesser extent, interest expense decreased on short-term international debt due to lower average borrowing rates.

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

The effective rate for income taxes for the three months ended March 31, 2010 was 46.4% as compared with 43.1% in the prior-year period.  The increase in the effective income tax rate of 330 basis points was primarily attributable to a higher effective tax rate relating to our foreign operations.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

Net earnings attributable to The Estée Lauder Companies Inc. as compared with the prior-year period increased over 100%, or $30.3 million, to $57.5 million and diluted net earnings per common share increased over 100% from $.14 to $.28.  The results in the current-year period include the impact of total charges associated with restructuring activities of $11.4 million, after tax, or $.06 per diluted common share.  The impact of these charges was $4.7 million, after tax, or $.02 per diluted common share in the prior-year period.

Nine Months Fiscal 2010 as Compared with Nine Months Fiscal 2009

NET SALES

Net sales increased 6%, or $314.7 million, to $5,955.7 million, reflecting increases in Asia/Pacific and Europe, the Middle East & Africa, partially offset by declines in the Americas.  Net sales increases in the skin care, makeup and hair care product categories were partially offset by declines in the fragrance category.  Excluding the impact of foreign currency translation, net sales increased 4%.  The following discussions of Net Sales by Product Categories and Geographic Regions exclude the impact of anticipated returns associated with restructuring activities of $13.3 million recorded during the current-year period.  We believe the following analysis of net sales better reflects the manner in which we conduct and view our business.

Product Categories

Skin Care

Net sales of skin care products increased 12%, or $257.7 million, to $2,455.9 million.  The recent launches of Advanced Night Repair Synchronized Recovery Complex from Estée Lauder and Youth Surge Night Age Decelerating Night Moisturizer, Even Better Clinical Dark Spot Corrector and Even Better Skin Tone Correcting Moisturizer SPF 20 from Clinique, contributed incremental sales of approximately $205 million, combined.  Higher sales from existing products in Clinique’s 3-Step Skin Care System and the Re-Nutriv and Resilience Lift Extreme lines of products from Estée Lauder contributed approximately $41 million to the increase.  These increases were partially offset by approximately $55 million of lower sales from existing products in the Advanced Night Repair and Perfectionist lines from Estée Lauder and in the Superdefense line from Clinique.  Excluding the impact of foreign currency translation, skin care net sales increased 9%.

THE ESTÉE LAUDER COMPANIES INC.

Makeup

Makeup net sales increased 4%, or $78.7 million, to $2,244.4 million, primarily reflecting an increase of approximately $92 million from our makeup artist brands, driven by higher net sales outside the United States.  The recent launches of Even Better Makeup SPF 15 and Superbalanced Powder Makeup SPF 15 from Clinique, as well as higher sales of Double Wear Foundation from Estée Lauder, contributed approximately $43 million, combined, to the increase.  These increases were partially offset by lower sales of Prescriptives products due to the exit from the global wholesale distribution of the brand, as well as lower sales of High Impact Lip Color from Clinique and Artist’s Lip and Eye Pencils from Estée Lauder of approximately $39 million, combined.  During the current-year period, we undertook an initiative to identify certain underperforming stock keeping units for the purposes of evaluating their relevance to our long-term perfumery strategy in the Europe, the Middle East & Africa region.  Based on this evaluation, we decided to discontinue certain of these products in perfumeries and recorded a charge of approximately $27 million to reflect the anticipated returns of makeup products from participating retailers, subject to our approval.  Excluding the impact of foreign currency translation, makeup net sales increased 2%.

Fragrance

Net sales of fragrance products decreased 1%, or $12.7 million, to $917.8 million.  This decline was largely due to lower sales of designer fragrances, of which approximately $46 million was attributable to DKNY Delicious Night, Sean John Unforgivable Woman, Hilfiger Men and Sean John Unforgivable.  Also contributing to the decrease were lower sales of Estée Lauder Sensuous and Clinique Happy of approximately $12 million, combined.  These declines were partially offset by incremental sales from the recent launches of DKNY Be Delicious Fresh Blossom, Pure DKNY and Very Hollywood Michael Kors of approximately $44 million, combined.  Excluding the impact of foreign currency translation, fragrance net sales decreased 3%.

Hair Care

Hair care net sales increased 2%, or $6.1 million, to $304.0 million, primarily reflecting an increase in net sales of styling and hair color products, the recent launch of Smooth Infusion Glossing Straightener from Aveda and sales generated from expanded distribution outside the United States.  This increase was partially offset by lower net sales resulting from a soft salon retail environment and the closing of certain underperforming freestanding retail stores in North America.  Excluding the impact of foreign currency translation, hair care net sales increased 1%.

Geographic Regions

Net sales in the Americas decreased slightly, by $8.9 million, to $2,638.3 million.  This decrease was primarily attributable to lower net sales in the United States of approximately $45 million, particularly from various Estée Lauder fragrances, our hair care brands, and the exit from the global wholesale distribution of the Prescriptives brand, partially offset by higher sales of Clinique skin care products and from various designer fragrances.  The decline in net sales in the United States was partially offset by net sales increases of approximately $36 million in Canada and Latin America, reflecting a better-than-expected holiday selling season, new points of distribution and the favorable impact of foreign currency translation.  Despite restocking to appropriate levels by certain retailers, economic conditions in the Americas region, particularly in the department store channel, have negatively impacted our businesses.  Ongoing challenges faced by certain of our department store customers in the United States may continue to affect our net sales for the short and medium term.  Excluding the impact of foreign currency translation, net sales in the Americas decreased 1%.

In Europe, the Middle East & Africa, net sales increased 9%, or $172.1 million, to $2,159.4 million, reflecting growth from travel retail and from virtually all countries in the region across each product category.  The region also benefited from the favorable impact of foreign currency translation.  Net sales increases of approximately $166 million were driven by our travel retail business, the United Kingdom, Russia, South Africa and Germany, reflecting an improved retail environment, successful launches of skin care products and higher combined sales from our makeup artist brands.  The net sales improvement in our travel retail business also reflected a favorable comparison to the prior-year period due to an increase in passenger traffic, new points of distribution and select customer restocking.  At this time, the disruption in air travel as a result of the volcanic activity in Iceland is not anticipated to have a material impact on our travel retail business.  Partially offsetting these increases were lower net sales of approximately $6 million in our distributor business, and in the Balkans. We continue to experience select customer destocking in continental Europe.  During the current-year period, we undertook an initiative to identify certain underperforming stock keeping units for the purposes of evaluating their relevance to our long-term perfumery strategy.  Based on this evaluation, we decided to discontinue certain of these products in perfumeries and recorded a charge of approximately $31 million to reflect the anticipated returns of these products from participating retailers, subject to our approval.  Excluding the impact of foreign currency translation, net sales in Europe, the Middle East & Africa increased 6%.

THE ESTÉE LAUDER COMPANIES INC.

Net sales in Asia/Pacific increased 16%, or $164.8 million, to $1,171.3 million, reflecting growth from all countries in the region across each product category.  The region also benefited from the favorable impact of foreign currency translation.  Approximately $146 million of this increase was generated in China, Korea, Hong Kong, Australia and Taiwan reflecting strong sales of skin care products.  Australia and Korea also benefited significantly from foreign currency translation.  Our business in Japan continued to be a challenging market, as reported net sales increases were generated from the strengthening of the Japanese yen.  Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 10%.

Although our financial performance reflected improved economic conditions, we expect the global economic uncertainties to continue to impact our business.  We cannot predict with certainty the magnitude or duration of the impact or how it will vary across each of our geographic regions.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales decreased to 23.8% as compared with 25.8% in the prior-year period.  This improvement primarily reflected favorable changes in the mix of our business of approximately 80 basis points, a decrease in obsolescence charges of approximately 40 basis points and favorable manufacturing variances of 30 basis points.  Also contributing to the improvement in cost of sales margin were the favorable comparison to the prior-year period when we recorded excess overhead costs that were not expected to be recovered of approximately 30 basis points and the favorable effect of exchange rates of approximately 20 basis points.  Partially offsetting these improvements was the impact of charges associated with restructuring activities of approximately 10 basis points.

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

OPERATING EXPENSES

Operating expenses as a percentage of net sales decreased to 63.7% as compared with 66.5% in the prior-year period, and reflects the previously discussed impact of anticipated returns on current-year net sales.  In light of the uncertainty surrounding the global economic environment and the potential impact of certain external risks, throughout the fiscal year we aggressively applied various Company-wide cost containment efforts and a more measured approach to spending.  As a percentage of net sales, the implementation of these initiatives helped reduce advertising, merchandising and sampling costs by approximately 170 basis points and selling, general and administrative costs by approximately 150 basis points.  Also contributing to the improvement in operating expense margin were lower net losses from foreign exchange transactions of approximately 50 basis points.  Partially offsetting these improvements were charges associated with restructuring activities of approximately 60 basis points and higher goodwill and other intangible asset impairment charges of approximately 50 basis points.

Changes in advertising, sampling and merchandising spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

OPERATING RESULTS

Operating income increased 72%, or $313.2 million, to $746.3 million.  Operating margin improved to 12.5% of net sales as compared with 7.7% in the prior-year period, reflecting our higher gross margin and the decrease in our operating expense margin as previously discussed.  The following discussions of Operating Results by Product Categories and Geographic Regions exclude the impact of total charges associated with restructuring activities of $59.1 million, or 1% of net sales, in fiscal 2010 and $6.6 million, or less than 1% of net sales, in fiscal 2009.  We believe the following analysis of operating results better reflects the manner in which we conduct and view our business.

THE ESTÉE LAUDER COMPANIES INC.

Product Categories

All product categories benefited from Company-wide cost containment initiatives and a more measured approach to spending, as well as significant improvement in cost of sales from favorable product mix and enhanced inventory management.  Skin care operating income increased 71%, or $172.6 million, to $414.2 million, primarily reflecting improved results from certain of our heritage brands driven by increased net sales from higher-margin product launches.  While the current-year period skin care results reflected approximately $6 million related to other intangible asset impairment, it was a favorable comparison to the prior-year period when we recorded a similar charge of approximately $12 million.  Makeup operating income increased 48%, or $107.9 million, to $334.2 million, primarily reflecting improved results from certain of our heritage brands and from our makeup artist brands.  The operating results for the makeup category also reflected the majority of the impact of the charge related to the discontinuation of certain stock keeping units, as previously discussed, which reflects the anticipated returns, as well as the write-off of related inventory on hand of approximately $30 million, combined.  Fragrance operating results increased over 100%, or $97.0 million, to $60.0 million, primarily reflecting higher net sales of designer fragrances, and a favorable comparison to the prior-year period’s support spending behind fiscal 2009 launches.  Hair care operating results decreased over 100% or $17.9 million, to a loss of $7.8 million, primarily reflecting goodwill and intangible asset impairments of approximately $36 million, partially offset by net sales growth outside the United States, the closing of certain underperforming retail stores in the prior-year period and savings generated from cost containment initiatives.

Geographic Regions

Operating results in each of our geographic regions benefited from Company-wide cost containment initiatives and a more measured approach to spending, as well as significant improvement in cost of sales from favorable product mix and enhanced inventory management, resulting in significant improvements in their operating income.

Operating income in the Americas increased 55%, or $68.9 million, to $193.1 million, driven by Company-wide cost containment efforts and a more measured approach to spending, particularly from our heritage brands and our makeup artist brands.  This increase was partially offset by goodwill and other intangible asset impairments and the impact of the recent economic events in Venezuela, as previously discussed.

In Europe, the Middle East & Africa, operating income increased over 100%, or $235.8 million, to $401.0 million, reflecting improvements in travel retail and virtually all countries in the region.  Higher results from our travel retail business and in the United Kingdom, Russia, Spain, France and Germany totaled approximately $212 million.  While the current-year period results reflected approximately $6 million related to other intangible asset impairment, it was a favorable comparison to the prior-year period when we recorded a similar charge of approximately $12 million.  In addition, as previously discussed, we recorded a charge related to the discontinuation of certain stock keeping units which reflects the anticipated returns, as well as the write-off of related inventory on hand of approximately $34 million, combined.

In Asia/Pacific, operating income increased 41%, or $61.0 million, to $211.3 million.  All countries in the region reported higher operating results, led by approximately $50 million in China, Hong Kong, Japan, Taiwan and Australia, combined.

INTEREST EXPENSE, NET

Net interest expense was $57.7 million as compared with $55.5 million in the prior-year period.  Interest income decreased due to lower average investment rates, partially offset by higher average investment balances.  To a lesser extent, interest expense decreased due to lower average debt balances, partially offset by higher weighted average interest rates.

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

The effective rate for income taxes for the nine months ended March 31, 2010 was 33.6% as compared with 36.7% in the prior-year period.  The decrease in the effective income tax rate of 310 basis points was primarily attributable to a lower effective tax rate relating to our foreign operations.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

Net earnings attributable to The Estée Lauder Companies Inc. as compared with the prior-year period increased 92%, or $218.1 million, to $454.4 million and diluted net earnings per common share increased 90% from $1.19 to $2.27.  The results in the current-year period include the impact of total charges associated with restructuring activities of $39.1 million, after tax, or $.20 per diluted common share.  The impact of these charges was $6.9 million, after tax, or $.03 per diluted common share in the prior-year period.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad.  At March 31, 2010, we had cash and cash equivalents of $1,381.2 million compared with $864.5 million at June 30, 2009.  Our cash and cash equivalents are maintained at a number of financial institutions.  As of March 31, 2010, less than 10% of the total balance is insured by governmental agencies.  To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength and perform ongoing evaluations of these institutions to limit our concentration risk exposure.

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

THE ESTÉE LAUDER COMPANIES INC.

Debt

At March 31, 2010, our outstanding borrowings were as follows:

	Long-term Debt	Short-term Debt	Total Debt
	(In millions)
6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (1) (7)	$296.3	$—	$296.3
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”) (2)	197.6	—	197.6
5.55% Senior Notes, due May 15, 2017 (“2017 Senior Notes”) (3) (7)	326.6	—	326.6
7.75% Senior Notes, due November 1, 2013 (“2013 Senior Notes”) (4) (7)	299.9	—	299.9
6.00% Senior Notes, due January 15, 2012 (“2012 Senior Notes”) (5)	245.9	—	245.9
Promissory note due August 31, 2012 (6)	7.4	—	7.4
Turkish lira overdraft facility	—	4.2	4.2
Other borrowings	22.2	17.5	39.7
	$1,395.9	$21.7	$1,417.6

(1)             Consists of $300.0 million principal and unamortized debt discount of $3.7 million.

(2)             Consists of $200.0 million principal and unamortized debt discount of $2.4 million.

(3)             Consists of $300.0 million principal, unamortized debt discount of $0.4 million and a $27.0 million adjustment to reflect the fair value of outstanding interest rate swaps.

(4)             Consists of $300.0 million principal and unamortized debt discount of $0.1 million.

(5)             Consists of $250.0 million principal, unamortized debt discount of $0.2 million and a $3.9 million adjustment to reflect the remaining termination value of an interest rate swap that is being amortized to interest expense over the life of the debt.

(6)             Consists of $6.8 million face value and unamortized premium of $0.6 million.

(7)             As of March 31, 2010, we were in compliance with all related restrictive covenants, including limitations on indebtedness and liens, and expect continued compliance.

On April 27, 2010, we commenced a cash tender offer for up to $200.0 million aggregate principal amount of our 2012 Senior Notes and 2013 Senior Notes.  We are offering to pay a fixed spread to the comparable treasury rates for each of the 2012 Senior Notes and 2013 Senior Notes.  We expect to pay total cash of approximately $220 million to $230 million, including fees and expenses, assuming the full amount is tendered.  The tender offer is scheduled to expire at 12:00 midnight, New York time, on May 24, 2010.  Assuming the full amount is tendered and the offering is consummated as of such date, we would expect to incur, in our fiscal 2010 fourth quarter, a charge to earnings in the range of $26 million to $30 million ($17 million to $19 million after tax), and we would expect to save approximately the same amounts in pre-tax interest expense through fiscal 2014, including $10 to $11 million in fiscal 2011.  We have the option to extend or amend the tender offer at any time.

We have a $750.0 million commercial paper program under which we may issue commercial paper in the United States.  Our commercial paper is currently rated A-1 by Standard & Poor’s and P-1 by Moody’s.  Our long-term credit ratings are A with a stable outlook by Standard & Poor’s and A2 with a negative outlook by Moody’s.  At March 31, 2010, there was no commercial paper outstanding.  We also have $191.2 million in additional uncommitted credit facilities, of which $9.5 million was used as of March 31, 2010.

THE ESTÉE LAUDER COMPANIES INC.

We have an undrawn $750.0 million senior unsecured revolving credit facility that expires on April 26, 2012.  This facility may be used primarily to provide credit support for our commercial paper program, to repurchase shares of our common stock and for general corporate purposes.  Up to the equivalent of $250 million of the credit facility is available for multi-currency loans.  The interest rate on borrowings under the credit facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or ½% plus the Federal funds rate.  We incurred costs of approximately $0.3 million to establish the facility which will be amortized over the term of the facility.  The credit facility has an annual fee of $0.4 million, payable quarterly, based on our current credit ratings.  This facility also contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $50.0 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under this facility.  As of March 31, 2010, we were in compliance with all related financial and other restrictive covenants, including limitations on indebtedness and liens, and expect continued compliance.  The financial covenant of this facility requires an interest expense coverage ratio of greater than 3:1 as of the last day of each fiscal quarter.  The interest expense coverage ratio is defined in the credit agreement as the ratio of Consolidated EBITDA (which does not represent a measure of our operating results as defined under U.S. generally accepted accounting principles) to Consolidated Interest Expense and is calculated as stipulated in the agreement as follows:

Twelve Months Ended March 31, 2010 (1)
($ in millions)

Consolidated EBITDA:
Net earnings	$436.5
Add:
Provision for income taxes	208.7
Interest expense, net	77.9
Depreciation and amortization (2)	256.2
Extraordinary non-cash charges (3) (4)	115.9
Less:
Extraordinary non-cash gains (4)	—
$1,095.2

Consolidated Interest Expense:
Interest expense, net	$77.9

Interest expense coverage ratio	14 to 1

(1)	In accordance with the credit agreement, this period represents the four most recent quarters.
(2)	Excludes amortization of debt discount, and derivative and debt issuance costs as they are already included in Interest expense, net.
(3)	Includes goodwill, intangible asset and other long-lived asset impairments and non-cash charges associated with restructuring activities.
(4)	As provided for in the credit agreement.

We have a fixed rate promissory note agreement with a financial institution pursuant to which we may borrow up to $150.0 million in the form of loan participation notes through one of our subsidiaries in Europe.  The interest rate on borrowings under this agreement is at an all-in fixed rate determined by the lender and agreed to by us at the date of each borrowing.  At March 31, 2010, no borrowings were outstanding under this agreement.  Debt issuance costs incurred related to this agreement were de minimis.

We have an overdraft borrowing agreement with a financial institution pursuant to which our subsidiary in Turkey may be credited to satisfy outstanding negative daily balances arising from its business operations.  The total balance outstanding at any time shall not exceed 40.0 million Turkish lira ($26.1 million at the exchange rate at March 31, 2010).  The interest rate applicable to each such credit shall be up to a maximum of 175 basis points per annum above the spot rate charged by the lender or the lender’s floating call rate agreed to by us at each borrowing.  There were no debt issuance costs incurred related to this agreement.  The outstanding balance at March 31, 2010 ($4.2 million at the exchange rate at March 31, 2010) is classified as short-term debt in our consolidated balance sheet.

THE ESTÉE LAUDER COMPANIES INC.

We have a 1.5 billion Japanese yen ($16.2 million at the exchange rate at March 31, 2010) revolving credit facility that expires on March 31, 2011 and a 1.5 billion Japanese yen ($16.2 million at the exchange rate at March 31, 2010) revolving credit facility that expires on March 31, 2012.  The interest rates on borrowings under these credit facilities are based on TIBOR (Tokyo Interbank Offered Rate) plus .45% and .75%, respectively and the facility fees incurred on undrawn balances are 15 basis points and 25 basis points, respectively.  At March 31, 2010, no borrowings were outstanding under these facilities.

Total debt as a percent of total capitalization (excluding noncontrolling interests) decreased to 41% at March 31, 2010 from 46% at June 30, 2009.

Cash Flows

Net cash provided by operating activities was $798.2 million during the nine months ended March 31, 2010 as compared with $306.7 million in the prior-year period.  Cash flows from operating activities improved significantly as compared with the prior-year period, primarily reflecting higher net earnings and the timing and level of tax payments.  The increase in cash flows provided by operating activities also reflected increases in accrued advertising, merchandising and sampling, accrued employee compensation, and an increase in accounts payable.  These changes were partially offset by the building of safety stock for the April 2010 implementation of SAP at our North American manufacturing plants and the prior-year period impact of significant inventory reductions.  Also partially offsetting the improvements were higher cash paid in the current-year period for restructuring and severance, and an increase in accounts receivable balances, mainly due to the increase in net sales during the current-year period.

Net cash used for investing activities was $170.8 million during the nine months ended March 31, 2010 as compared with $279.9 million in the prior-year period.  The decrease in investing cash outflows primarily reflected lower cash payments in the current-year period related to counters and leasehold improvements, and global information technology systems and infrastructure.  The change also reflected lower acquisition activity in the current-year period as compared with the acquisitions of Applied Genetics Incorporated Dermatics and businesses engaged in the wholesale distribution and retail sale of Aveda products in the prior-year period.

Net cash used for financing activities was $115.9 million during the nine months ended March 31, 2010 as compared with net cash provided by financing activities of $244.2 million in the prior-year period, primarily reflecting the net proceeds from the issuance of the 2013 Senior Notes in the prior-year period.  Also contributing to this change was an increase in treasury stock purchases and repayments related to Ojon promissory notes, partially offset by higher cash inflows from stock option exercises.

Dividends

During the current-year period, we paid dividends on Class A and Class B Common Stock of $.55 per share (or an aggregate of $109.1 million) as compared with $.55 per share (or an aggregate of $108.4 million) in the prior-year period.

Pension Plan Funding

We previously disclosed in our consolidated financial statements for the fiscal year ended June 30, 2009 that we did not expect to make cash contributions to our trust based, noncontributory qualified defined benefit pension plan (“U.S. Qualified Plan”), but we did intend to make approximately $32 million of cash contributions to our international defined benefit pension plans during the fiscal year ending June 30, 2010.  During the fiscal 2010 third quarter, we made a discretionary contribution to the U.S. Qualified Plan of $13.0 million.  We may decide to make additional discretionary contributions to the U.S. Qualified Plan during the remainder of fiscal 2010.  During the nine months ended March 31, 2010, we made contributions to our international pension plans totaling approximately $33 million.  As of March 31, 2010, the expected contributions to the international pension plans are currently anticipated to be approximately $55 million for the fiscal year ending June 30, 2010.

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

THE ESTÉE LAUDER COMPANIES INC.

Foreign Exchange Risk Management

We enter into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with our identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that we receive from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  We may also enter into foreign currency option contracts to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as foreign currency cash-flow hedges and have varying maturities through the end of June 2011.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology.  The ineffective portion of both foreign currency forward and option contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income (loss) are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in accumulated other comprehensive income (loss) are reclassified to current-period earnings.  As of March 31, 2010, these foreign currency cash-flow hedges were highly effective, in all material respects.

At March 31, 2010, we had foreign currency forward contracts in the amount of $1,394.7 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the British pound ($271.4 million), Swiss franc ($271.2 million), Euro ($171.1 million), Canadian dollar ($165.9 million), Hong Kong dollar ($103.4 million) and Australian dollar ($98.1 million).

Interest Rate Risk Management

We enter into interest rate derivative contracts to manage the exposure to interest rate fluctuations on our funded indebtedness and anticipated issuance of debt for periods consistent with the identified exposures.  We have interest rate swap agreements, with a notional amount totaling $250.0 million, to effectively convert the fixed rate interest on our 2017 Senior Notes to variable interest rates based on six-month LIBOR.  These interest rate swap agreements are designated as fair value hedges of the related long-term debt and meet the accounting criteria that permit changes in the fair values of the interest rate swap agreements to exactly offset changes in the fair value of the underlying long-term debt.  As of March 31, 2010, these fair-value hedges were highly effective in all material respects.

Credit Risk

As a matter of policy, we only enter into derivative contracts with counterparties that have at least an “A” (or equivalent) credit rating.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $38.9 million at March 31, 2010.  To manage this risk, we have established strict counterparty credit guidelines that are continually monitored and reported to management.  Accordingly, management believes risk of loss under these hedging contracts is remote.

Certain of our derivative financial instruments contain credit-risk-related contingent features.  As of March 31, 2010, we were in compliance with such features and there were no derivative financial instruments with credit-risk-related contingent features that were in a net liability position.

Market Risk

Using the value-at-risk model, as discussed in our Annual Report on Form 10-K for the fiscal year, ended June 30, 2009, the high, low and average measured value-at-risk for the twelve months ended March 31, 2010 related to our foreign exchange and interest rate contracts are as follows:

(In millions)	High	Low	Average

Foreign exchange contracts	$28.4	$19.0	$22.0
Interest rate contracts	31.3	10.5	21.0

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

RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to Note 1 of Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies for discussion regarding the impact of recently adopted accounting standards, as well as the impact of accounting standards that were recently issued but not yet effective, on the Company’s consolidated financial statements.

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

THE ESTÉE LAUDER COMPANIES INC.

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

(15) our ability to capitalize on opportunities for improved efficiency, such as publicly-announced strategies and restructuring and cost-savings initiatives, and to integrate acquired businesses and realize value therefrom;

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

THE ESTÉE LAUDER COMPANIES INC.

Item 4. Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure.  The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2010 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

As part of our Strategic Modernization Initiative, we anticipate the continued migration of our operations to SAP, with the majority of our locations being implemented through fiscal 2012.  In April 2010, we implemented SAP at our North American manufacturing plants.  Based on management’s evaluation, the necessary steps have been taken to monitor and maintain appropriate internal control over financial reporting during this period.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Please consider the risks set forth in “Item 1A.  Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2009 (as supplemented in “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the period ended December 31, 2009) and elsewhere in that report and our subsequent filings with the Securities and Exchange Commission.  Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial.  If any of the events contemplated by the discussion of risks in that annual report (as supplemented) should occur or other risks arise or develop, our business, prospects, financial condition and results of operations, as well as the trading prices of our securities, may be adversely affected.

THE ESTÉE LAUDER COMPANIES INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchase Program

We are authorized by the Board of Directors to repurchase up to 88.0 million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  As of March 31, 2010, the cumulative total of acquired shares pursuant to the authorization was 68.0 million, reducing the remaining authorized share repurchase balance to 20.0 million.  During the nine months ended March 31, 2010, we purchased approximately 2.7 million shares pursuant to the authorization for $138.7 million as outlined in the following table:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
July 2009	—		—	—	22,734,432
August 2009	—		—	—	22,734,432
September 2009	11,688	(2)	$34.21	—	22,734,432
October 2009	—		—	—	22,734,432
November 2009	526,386	(3)	46.06	330,000	22,404,432
December 2009	1,098,463		48.61	1,098,463	21,305,969
January 2010	450,000		49.20	450,000	20,855,969
February 2010	635,000		57.55	635,000	20,220,969
March 2010	180,300		60.61	180,300	20,040,669
	2,901,837		$50.88	2,693,763	20,040,669

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

During the three months ended March 31, 2010, the stockholder set forth in the table below converted shares of Class B Common Stock into Class A Common Stock on the dates set forth below:

Stockholder That Converted Class B Common Stock to Class A Common Stock	Date of Conversion	Number of Shares Converted/ Received
Ronald S. Lauder	February 12, 2010	200,000
Ronald S. Lauder	March 5, 2010	150,000

THE ESTÉE LAUDER COMPANIES INC.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification pursuant to Rule 13a-14(a) (CEO)
31.2	Certification pursuant to Rule 13a-14(a) (CFO)
32.1	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)
32.2	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ESTÉE LAUDER COMPANIES INC.

Date: April 27, 2010	By:	/s/RICHARD W. KUNES
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