Form 10-K
period 2010-06-30
ESTEE LAUDER COMPANIES INC
filed 2010-08-20
CIK 1001250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant was approximately $5.43 billion at December 31, 2009 (the last business day of the registrant’s most recently completed second quarter).*

At August 13, 2010, 119,750,963 shares of the registrant’s Class A Common Stock, $.01 par value, and 77,082,041 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

Documents Incorporated by Reference

Document	Where Incorporated
Proxy Statement for Annual Meeting of Stockholders to be held November 9, 2010	Part III

* Calculated by excluding all shares held by executive officers and directors of registrant and certain trusts without conceding that all such persons are “affiliates” of registrant for purposes of the Federal securities laws.

THE ESTÉE LAUDER COMPANIES INC.

Forward-Looking Statements and Risk Factors

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements include, without limitation, our expectations regarding sales, earnings or other future financial performance and liquidity, our long-term strategy, restructuring and other initiatives, product introductions, entry into new geographic regions, information systems initiatives, new methods of sale and future operations or operating results.  Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot assure that actual results will not differ materially from our expectations.  Factors that could cause actual results to differ from expectations are described herein; in particular, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Information.”  In addition, there is a discussion of risks associated with an investment in our securities, see “Item 1A. Risk Factors.”

Unless the context requires otherwise, references to “we,” “us,” “our” and the “Company” refer to The Estée Lauder Companies Inc. and its subsidiaries.

PART I

Item 1.  Business.

The Estée Lauder Companies Inc., founded in 1946 by Estée and Joseph Lauder, is one of the world’s leading manufacturers and marketers of quality skin care, makeup, fragrance and hair care products.  Our products are sold in over 150 countries and territories under a number of well-known brand names including: Estée Lauder, Aramis, Clinique, Origins, M•A•C, Bobbi Brown, La Mer and Aveda.  We are also the global licensee for fragrances and/or cosmetics sold under brand names such as Tommy Hilfiger, Donna Karan, Michael Kors, Sean John and Coach.  Each brand is distinctly positioned within the market for cosmetics and other beauty products.

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

For segment and geographical area financial information, see “Item 8. Financial Statements and Supplementary Data — Note 20 — Segment Data and Related Information.”

We have been controlled by the Lauder family since the founding of our Company.  Members of the Lauder family, some of whom are directors, executive officers and/or employees, beneficially own, directly or indirectly, as of August 13, 2010, shares of Class A Common Stock and Class B Common Stock having approximately 87.1% of the outstanding voting power of the Common Stock.

Products

Skin Care - Our broad range of skin care products addresses various skin care needs for women and men.  These products include moisturizers, creams, lotions, cleansers, sun screens and self-tanning products, a number of which are developed for use on particular areas of the body, such as the face or the hands or around the eyes.  Skin care products accounted for approximately 41% of our net sales in fiscal 2010.

Makeup - We manufacture, market and sell a full array of makeup products, including lipsticks, lip glosses, mascaras, foundations, eyeshadows, nail polishes and powders.  Many of the products are offered in an extensive array of shades and colors.  We also sell related items such as compacts, brushes and other makeup tools.  Makeup products accounted for approximately 38% of our net sales in fiscal 2010.

Fragrance - We offer a variety of fragrance products for women and men.  The fragrances are sold in various forms, including eau de parfum sprays and colognes, as well as lotions, powders, creams and soaps that are based on a particular fragrance.  Fragrance products accounted for approximately 15% of our net sales in fiscal 2010.

Hair Care - Hair care products are offered mainly in salons and in freestanding retail stores and include hair color and styling products, shampoos, conditioners and finishing sprays.  In fiscal 2010, hair care products accounted for approximately 5% of our net sales.

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

Aramis and Designer Fragrances - Our Aramis and Designer Fragrances division creates, markets and distributes fragrance and skin care products, including the following brand names:

•                  Aramis - We pioneered the marketing of prestige men’s fragrance, grooming and skin care products with the introduction of Aramis products in 1964.

•                  Lab Series - Lab Series Skincare for Men, introduced in 1987, offers a full range of products for cleansing, shaving, treatment and body that are especially formulated to answer the unique needs of men’s skin.

•                  Tommy Hilfiger - We have an exclusive global license arrangement for a line of men’s and women’s fragrances and cosmetics under the Tommy Hilfiger brand name.  We launched the line in 1995 with a men’s fragrance, tommy.  Today, we manufacture and sell a variety of fragrances and ancillary products for men and women.

•                  Donna Karan Cosmetics - In November 1997, we obtained the exclusive global license for a line of fragrances and other cosmetics under the Donna Karan New York and DKNY brand names, including certain products that were originally sold by The Donna Karan Company.  We launched the first DKNY women’s fragrance in fiscal 2000 and the first DKNY men’s fragrance in fiscal 2001.  Under this license, fragrances have been expanded to include extensive lines of companion bath and body products.

•                  Michael Kors - In May 2003, we entered into an exclusive global license agreement for fragrances and beauty products under the Michael Kors brand name.  The fragrances, as well as ancillary bath and body products, are sold primarily in department stores, specialty stores and freestanding Michael Kors boutiques.

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

•                  Missoni - In 2006, we launched fragrance and ancillary products under our exclusive global licensing arrangement with Milan-based fashion house, Missoni.  Missoni products are sold in select distribution channels worldwide.

•                  Kiton - We have been marketing and selling Kiton fragrances under an exclusive global license agreement we first signed in 1995.  Kiton is a prestigious Italian menswear company that combines the traditions of fine Italian tailoring with a reverence for luxury and elegance.

•                  Coach - In 2006, we began creating fragrances and related products for Coach which were sold exclusively in Coach stores.  In 2010, we converted the arrangement to a license.  The collection is available in department stores, Coach stores in the United States, retail stores in Japan and Hong Kong, and online at coach.com.  We launched the first Coach fragrance in Spring 2007 which embodies the many personalities of the Coach woman--timeless, chic and sophisticated.  The signature fragrance launch has since been followed with ancillary beauty products.

Clinique - First introduced in 1968, Clinique skin care and makeup products are all allergy tested and 100% fragrance free and have been designed to address individual skin types and needs.  The products are based on the research and related expertise of leading dermatologists.  Clinique skin care products are generally marketed as part of the 3-Step System: Cleanse, Exfoliate, Moisturize.  Other Clinique skin care products include de-aging solutions to help prevent, halt and diminish the visible effects of sun, wind, stress and pollution and assist in repair to help visibly restore contour, minimize the look of lines and wrinkles.  Clinique also offers lines of fragrances.

Prescriptives - Prescriptives was introduced in 1979 featuring custom color for women.  In the third quarter of fiscal 2010, we closed the global wholesale distribution of the brand.  Select Prescriptives makeup and skin care products remain available for sale at Prescriptives.com.

Origins - Origins was introduced in 1990.  Origins seeks to create high-performance natural skin care that is “powered by nature and proven by science.”  Origins sells its products at our freestanding Origins stores and through stores-within-stores (which are designed to replicate the Origins store environment within a department store), at traditional retail counters and in perfumeries.  Origins also has a license agreement to develop and sell products using the name of Dr. Andrew Weil.

M•A•C - M•A•C products comprise a broad line of color-oriented, professional cosmetics and professional makeup tools targeting makeup artists and fashion-conscious consumers.  The products are sold primarily through a limited number of department and specialty stores and at our freestanding M•A•C stores.  We acquired the companies behind M•A•C in three stages: in December 1994, March 1997 and February 1998.

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

Aveda - We acquired the Aveda business in December 1997 and have since acquired selected Aveda distributors and retail stores.  Aveda, a prestige hair care leader, is a manufacturer and marketer of plant-based hair care, skin care, makeup and fragrance products.  We sell Aveda products to third-party distributors, prestige salons and spas, cosmetology schools and Aveda Experience Centers, certain non-U.S. department stores and specialty retailers and directly to consumers at our freestanding Aveda Experience Centers and certain Aveda Institutes.

Jo Malone - We acquired London-based Jo Malone Limited in October 1999.  Jo Malone is known for its unique fragrance portfolio and luxury products for the bath, body and home.  Products are also available through a company catalogue, at our freestanding stores and at a very limited group of specialty stores, primarily in the United States, Canada and the United Kingdom.

Bumble and bumble - In September 2006, we acquired the then-outstanding minority equity interest in Bumble and bumble.  We acquired a controlling majority equity interest in June 2000.  Bumble and bumble is a New York-based hair care company with two salons that creates high-quality hair care and styling products distributed through top-tier salons and select prestige retailers.  We also provide business and hair design education to the Bumble and bumble network of independent salons.

Darphin - In April 2003, we acquired Laboratoires Darphin, the Paris-based company dedicated to the development, manufacture and marketing of prestige skin care products which are distributed primarily through high-end independent pharmacies and specialty stores.

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

•                  GoodSkin Labs - Launched initially as Good Skin™ in 2004 and sold in the United States at Kohl’s Department Stores and Kohls.com, this line of skin care products was created with the expertise of a dermatologist.  Select products of this brand are now available in a number of countries around the world.

•                  grassroots research labs - Introduced in March 2008, grassroots research labs uses natural ingredients to develop products that are “Pure, powerful and effective.”

•                  Daisy Fuentes - In early fiscal 2007, we launched Dianoche, the first fragrance under our license agreement with Daisy Fuentes, which holds two scents that connect in a single bottle.  Dianoche, as well as other fragrances and ancillary products, are available exclusively at Kohl’s Department Stores and at Kohls.com.

Tom Ford Beauty - In 2006, we entered into a license agreement to develop and distribute fragrances and other beauty products under the Tom Ford brand name.  In fiscal 2007, we introduced Tom Ford Black Orchid, his first signature fragrance.  Tom Ford products are available in department stores, perfumeries, pharmacies and select Tom Ford retail stores.

Ojon - In 2007, we acquired Ojon Corporation, a company based in Canada which markets naturally-derived, wildcrafted hair and skin care beauty products using ingredients found in the world’s rainforests.  Ojon products are sold through direct response television and specialty stores.

Smashbox - In July 2010, we acquired Smashbox Beauty Cosmetics, a privately held, photo studio inspired prestige cosmetics company based in Los Angeles.  Smashbox sells its products principally in the United States through specialty stores and the Internet, as well as internationally through distributors and select retailers.

Our heritage brands are Estée Lauder, Aramis and Designer Fragrances, Clinique, Prescriptives and Origins.  M•A•C and Bobbi Brown are our makeup artist brands.

Distribution

We sell our products principally through limited distribution channels to complement the images associated with our brands.  These channels include more than 30,000 points of sale in over 150 countries and territories and consist primarily of upscale department stores, specialty retailers, upscale perfumeries and pharmacies and prestige salons and spas.  In addition, our products are sold in freestanding company-owned stores and spas, our own and authorized retailer websites, stores on cruise ships, DRTV, in-flight and duty-free shops and certain fragrances are sold in self-select outlets.

We maintain a dedicated sales force which sells to our retail accounts in North America and in the major overseas markets, such as Western Europe and Japan.  We have wholly-owned operations in over 40 countries, and a controlling interest in a joint venture that operates in three countries, through which we market, sell and distribute our products.  In certain countries, we sell our products through selected local distributors under contractual arrangements designed to protect the image and position of the brands.  In addition, we sell certain products in select domestic and international military locations.  For information regarding our net sales and long-lived assets by geographic region, see “Item 8. Financial Statements and Supplementary Data — Note 20 — Segment Data and Related Information.”

We sell Aveda products principally to independent salons and spas, cosmetology schools, third-party distributors and specialty retailers and directly to consumers at our freestanding Aveda Experience Centers and certain Aveda Institutes.  There are currently about 7,700 points of sale, primarily in the United States, that sell Aveda products.  Bumble and bumble products are principally sold to about 2,300 independent salons, primarily in the United States.  Darphin products are principally sold through high-end independent pharmacies, principally in Europe, representing approximately 3,000 points of sale.

As part of our strategy to diversify our distribution, we have been selectively opening new single-brand, freestanding stores that we operate.  The Origins, Aveda and M•A•C brands are the primary focus for this method of distribution.  At this time, we operate over 600 single-brand, freestanding stores worldwide, the majority of which are in the United States, and expect that number to increase moderately over the next several years.  We also operate over 100 multi-brand stores.

We sell American Beauty, Flirt!, GoodSkin Labs, grassroots research labs and Daisy Fuentes in approximately 1,100 Kohl’s Department Stores in the United States.

We currently sell products from 16 of our brands directly to consumers over the Internet through our own e-commerce sites.  Some or all of these brands are sold over the Internet in the following countries: the United States, Canada, the United Kingdom, France, Germany, Australia, Korea, China, and Japan.

As is customary in the cosmetics industry, our practice is to accept returns of our products from retailers if properly requested, authorized and approved.  In accepting returns, we typically provide a credit to the retailer against accounts receivable from that retailer.  In recognition of this practice, and in accordance with U.S. generally accepted accounting principles, we report revenues on a net sales basis, which reflects the amount of actual returns received and an amount established for anticipated returns.  As a percentage of gross sales, returns were 4.3%, 4.4% and 4.4% in fiscal 2010, 2009 and 2008, respectively.

Customers

Our strategy is to build strong relationships with selected retailers globally.  Senior management works with executives of our major retail accounts on a regular basis and we believe we are viewed as an important supplier to these customers.  Our largest customer, Macy’s Inc., sells products primarily within the United States and accounted for 11%, 12% and 12% of our consolidated net sales for the years ended June 30, 2010, 2009 and 2008, respectively, and 11% of our accounts receivable as of June 30, 2010 and 2009.

Marketing

Our marketing strategy is built around our mission statement: “Bringing the Best to Everyone We Touch.”  Mrs. Estée Lauder formulated this marketing philosophy to provide high-quality service and products as the foundation for a solid and loyal consumer base.  Our marketing efforts focus principally on promoting the quality, value and benefits of our products.  Each of our brands is distinctively positioned, has a single global image, and is promoted with consistent logos, packaging and advertising designed to enhance its image and differentiate it from other brands.  We regularly advertise our products on television and radio, in upscale magazines and newspapers, the Internet, and through direct mail and photo displays at international airports.  In addition, our products receive extensive editorial coverage in prestige publications and other media worldwide.  Promotional activities and in-store displays are designed to introduce existing consumers to different products in the line and to attract new consumers.  Our marketing efforts also benefit from cooperative advertising programs with retailers, some of which are supported by coordinated promotions, such as purchase with purchase and gift with purchase.  Our marketing and sales executives spend considerable time in the field meeting with consumers and key retailers and consulting with demonstrators at the points of sale.  These include Estée Lauder Beauty Advisors, Clinique Consultants, Aramis Selling Specialists, Origins Guides, M•A•C and Bobbi Brown Makeup Artists.  At in-store counters, demonstrators offer consumers a “High-Touch” experience with personal demonstrations to market individual products as well as to provide education on basic skin care and makeup application.  We conduct extensive sampling programs and we pioneered gift with purchase as a sampling program.  We believe that the quality and perceived benefits of sample products have been effective inducements to purchases by new and existing consumers.

Our High-Touch approach promotes the total value we offer, by leveraging our in-person and virtual assets, as well as merchandising and education, to provide a customized consumer experience.  To support this initiative, we are expanding our efforts to evolve our e-commerce-based online strategy into a multi-pronged digital strategy encompassing e-commerce, as well as digital and social media.  We have dedicated resources to implement coordinated, brand-enhancing strategies across all online activities.  We use the Internet to educate and inform consumers about certain of our brands.  Currently, 18 of our brands have marketing sites, 16 of which have e-commerce capabilities.  In order to continue to offer unparalleled customer service and set the standard for prestige beauty shopping online, we partner with key “brick and mortar” retailers to strengthen their e-commerce business and drive sales of our brands on their sites, continue to innovate to better meet consumer online shopping preferences (e.g., Spanish language sites in the United States and mobile phone transactions), and support e-commerce business via digital and social marketing activities designed to build brand equity and consumer engagement.

Most of our creative marketing work is done by in-house creative teams.  The creative staff designs and produces the sales materials, advertisements and packaging for products in each brand.

Global net expenses for advertising, merchandising, sampling, promotion and product development costs were $2,015.9 million, $1,878.8 million and $2,034.6 million in fiscal 2010, 2009 and 2008, respectively.  These amounts include activities relating to purchase with purchase and gift with purchase promotions that are reflected in net sales and cost of sales.

Information Systems

Information systems support business processes including product development, marketing, sales, order processing, production, distribution and finance.  Of the many systems currently being utilized, the most significant to our business needs are: (i) a centralized data repository of essential attributes for each of the products we offer, or plan to offer, which enables us to globally manufacture and market products of consistent quality; (ii) a sales analysis system to track weekly sales at the stock keeping unit (“SKU”) level at most significant retail sales locations (i.e., sell-through data), increasing our understanding of consumer preferences and enabling us to coordinate more effectively our product development, manufacturing and marketing strategies; (iii) an automated replenishment system with many of our key domestic customers, allowing us to replenish inventories for individual points of sale automatically, with minimal paperwork; and (iv) an inventory management system to provide us with a global view of finished goods availability relative to actual requirements.

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

In parallel with our SAP deployment, we are creating a more focused global information technology organization utilizing industry standard processes.  We are also taking this opportunity to rebalance our information technology resources to better align with our global business growth.  We plan to continue to explore opportunities to create a more efficient organization.

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

As of June 30, 2010, we had approximately 440 employees engaged in research and development.  Research and development expenditures totaled $79.5 million, $81.6 million and $80.9 million in fiscal 2010, 2009 and 2008, respectively.  We maintain research and development programs at certain of our principal facilities, see “Item 2. Properties.”

Manufacturing, Warehousing and Raw Materials

We manufacture our products primarily in the United States, Belgium, Switzerland, the United Kingdom and Canada.  We continue to streamline our manufacturing processes and identify sourcing opportunities to improve innovation, increase efficiencies and reduce costs.  Our major manufacturing facilities operate as “focus” plants that primarily manufacture one type of product (e.g., lipsticks) for all of the principal brands.  Our plants are modern and our manufacturing processes are substantially automated.  While we believe that our manufacturing facilities are sufficient to meet current and reasonably anticipated manufacturing requirements, we continue to identify opportunities to make significant improvements in capacity and productivity.  To capitalize on innovation and other supply chain benefits, we continue to utilize third parties on a global basis for finished goods production, including an increased percentage of volume in Asia/Pacific to support our growth.

We have established a global distribution network designed to meet the changing demands of our customers while maintaining service levels.  We are continuously evaluating and restructuring this physical distribution network.  We have begun to establish regional distribution centers strategically positioned throughout the world in order to facilitate efficient delivery of our products to our customers.

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

We are continually benchmarking the performance of the supply chain and will change suppliers, and adjust our distribution networks and manufacturing footprint based upon the changing needs of the business.  As we integrate acquired brands, we continually seek new ways to leverage our production and sourcing capabilities to improve our overall supply chain performance.

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

Our principal competitors consist of large, well-known, multinational manufacturers and marketers of skin care, makeup, fragrance and hair care products, most of which market and sell their products under multiple brand names.  They include, among others, L’Oreal S.A.; Shiseido Company, Ltd.; LVMH Moët Hennessey Louis Vuitton; Coty, Inc.; The Procter & Gamble Company; and Avon Products, Inc.  We also face competition from a number of independent brands, as well as some retailers that have developed their own beauty brands.  Certain of our competitors also have ownership interests in retailers that are customers of ours.

Trademarks, Patents and Copyrights

The trademarks used in our business include the brand names Estée Lauder, Clinique, Aramis, Prescriptives, Lab Series, Origins, Tommy Hilfiger, Donna Karan, DKNY, M•A•C, Bobbi Brown, La Mer, Aveda, Jo Malone, Bumble and bumble, Darphin, Michael Kors, American Beauty, Flirt!, Good Skin Labs, grassroots research labs, Ojon, Smashbox and the names of many of the products sold under these brands.  We own the material trademark rights used in connection with the manufacturing, marketing and distribution of most of our major products both in the United States and in the other principal countries where such products are sold.  We are the exclusive worldwide licensee for fragrances, cosmetics and/or related products for Tommy Hilfiger, Donna Karan New York, DKNY, Kiton, Michael Kors, Sean John, Missoni, Daisy Fuentes, Tom Ford and Coach.  Origins sells products using the name of Dr. Andrew Weil.  For further discussion on license arrangements, including their duration, see “Item 8. Financial Statements and Supplementary Data — Note 2 — Summary of Significant Accounting Policies — License Arrangments.”  We protect our trademarks for our principal products in the United States and significant markets worldwide.  We consider the protection of our trademarks to be important to our business.

A number of our products incorporate patented, patent-pending or proprietary technology in formulations or packaging.  In addition, several products are covered by design patents, patent applications or copyrights.  While we consider these patents and copyrights, and the protection thereof, to be important, no single patent or copyright, or group of patents or copyrights, is considered material to the conduct of our business.

Employees

At June 30, 2010, we had approximately 31,200 full-time employees worldwide (including certain demonstrators at points of sale who are employed by us), of whom approximately 11,900 are employed in the United States and Canada.  None of our employees in the United States is covered by a collective bargaining agreement.  In certain other countries, a limited number of employees are covered by a works council agreement or other syndicate arrangements.  We believe that relations with our employees are good.  We have never encountered a material strike or work stoppage in the United States or in any other country where we have a significant number of employees.

Government Regulation

We and our products are subject to regulation by the Food and Drug Administration and the Federal Trade Commission in the United States, as well as by various other Federal, state, local and international regulatory authorities and the regulatory authorities in the countries in which our products are produced or sold.  Such regulations principally relate to the ingredients, labeling, packaging and marketing of our products.  We believe that we are in substantial compliance with such regulations, as well as with applicable Federal, state, local and international and other countries’ rules and regulations governing the discharge of materials hazardous to the environment or that relate to climate change.  There are no significant capital expenditures for environmental control or climate change matters either planned in the current year or expected in the near future.

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

Availability of Reports

We make available financial information, news releases and other information on our website at www.elcompanies.com.  There is a direct link from the website to our Securities and Exchange Commission filings via the EDGAR database at www.sec.gov, where our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge as soon as reasonably practicable after we file such reports and amendments with, or furnish them to, the Securities and Exchange Commission.  Stockholders may also contact Investor Relations at 767 Fifth Avenue, New York, New York 10153 or call 800-308-2334 to obtain a hard copy of these reports without charge.

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

Executive Officers

The following table sets forth certain information with respect to our executive officers:

Name	Age	Position(s) Held
John Demsey	54	Group President
Amy DiGeso	58	Executive Vice President — Global Human Resources
Fabrizio Freda	52	President, Chief Executive Officer and a Director
Harvey Gedeon	67	Executive Vice President — Research & Development and Product Innovation
Richard W. Kunes	57	Executive Vice President and Chief Financial Officer
Evelyn H. Lauder	74	Senior Corporate Vice President
Leonard A. Lauder	77	Chairman Emeritus and a Director
Ronald S. Lauder	66	Chairman of Clinique Laboratories, LLC
William P. Lauder	50	Executive Chairman and a Director
Sara E. Moss	63	Executive Vice President and General Counsel
Gregory F. Polcer	55	Executive Vice President — Global Supply Chain
Cedric Prouvé	50	Group President — International
Alexandra C. Trower	46	Executive Vice President — Global Communications

John Demsey was appointed Group President in July 2006.  In this role, he is currently responsible for the Estée Lauder, M·A·C, Prescriptives, Smashbox, Tom Ford Beauty, Bobbi Brown, Jo Malone and La Mer brands.  In January 2005, Mr. Demsey became Global Brand President of Estée Lauder after serving as President and Managing Director of M×A×C since 1998.  From 1991 to 1998, he held several positions with Estée Lauder, including Senior Vice President of Sales and Education for Estée Lauder USA and Canada.  Before joining us, he worked in sales and marketing for Revlon, Borghese, Alexandra de Markoff Cosmetics, and Lancaster Cosmetics.  He also held various executive retail positions at Bloomingdale’s, Macy’s, Benetton and Saks Fifth Avenue.  Mr. Demsey serves as Chairman of the M×A×C AIDS Fund and is active in many other AIDS-related organizations.

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

William P. Lauder is Executive Chairman and, in such role, he is Chairman of the Board of Directors.  He was Chief Executive Officer of the Company from March 2008 through June 2009 and President and Chief Executive Officer from July 2004 through February 2008.  From January 2003 through June 2004, he was Chief Operating Officer.  From July 2001 through 2002, he was Group President responsible for the worldwide business of Clinique and Origins and the Company’s retail store and on-line operations.  From 1998 to 2001, he was President of Clinique Laboratories, LLC.  Prior to 1998, he was President of Origins Natural Resources Inc., and he had been the senior officer of that division since its inception in 1990.  Prior thereto, he served in various positions since joining the Company in 1986.  He is a member of the Boards of Trustees of The University of Pennsylvania and The Trinity School in New York City and the Boards of Directors of the Fresh Air Fund, the 92nd Street Y, the Partnership for New York City, GLG Partners Inc. (since 2006) and the Advisory Board of Zelnick Media.  He was a director of True Temper Sports Inc. from 2004 to 2009.

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

We face vigorous competition from companies throughout the world, including multinational consumer product companies.  Some of these competitors have greater resources than we do and may be able to respond to changing business and economic conditions more quickly than us.  Competition in the beauty business is based on pricing of products, innovation, perceived value, service to the consumer, promotional activities, advertising, special events, new product introductions, e-commerce and mobile-commerce initiatives and other activities.  It is difficult for us to predict the timing and scale of our competitors’ actions in these areas.  In particular, the fragrance category in the United States has in the past been influenced by the high volume of new product introductions by diverse companies across several different distribution channels.  Also, the trend toward consolidation in the retail trade, particularly in developed markets such as the United States and Western Europe, has resulted in us becoming increasingly dependent on key retailers, including large-format retailers, who have increased their bargaining strength.  This trend has also resulted in an increased risk related to the concentration of our customers.  A severe adverse impact on their business operations could have a corresponding material adverse effect on us.  Our ability to compete also depends on the continued strength of our brands, our ability to attract and retain key talent and other personnel, the efficiency of our manufacturing facilities and distribution network, and our ability to protect our intellectual property.  Our inability to continue to compete effectively in countries around the world could have an adverse impact on our business.

Our inability to anticipate and respond to market trends and changes in consumer preferences could adversely affect our financial results.

Our continued success depends on our ability to anticipate, gauge and react in a timely and cost-effective manner to changes in consumer tastes for skin care, makeup, fragrance and hair care products, their attitudes toward our industry and brands, as well as to where and how consumers shop for those products.  We must continually work to develop, produce and market new products, maintain and enhance the recognition of our brands, achieve a favorable mix of products, and refine our approach as to how and where we market and sell our products.  While we devote considerable effort and resources to shape, analyze and respond to consumer preferences, we recognize that consumer tastes cannot be predicted with certainty and can change rapidly.  The issue is compounded by the increasing use of social and digital media by consumers and the speed by which information and opinions are shared.  If we are unable to anticipate and respond to sudden challenges that we may face in the marketplace, trends in the market for our products and changing consumer demands and sentiment, our financial results will suffer.

Our future success depends on our ability to achieve our long-term strategy.

Achieving our long-term objectives will require investment in new capabilities, brands, categories, distribution channels, technologies and geographic markets.  These investments may result in short-term costs without any current revenues and, therefore, may be dilutive to our earnings, at least in the short term.  In addition, we may dispose of or discontinue select brands or streamline operations and incur costs or special charges in doing so.  Although we believe that our strategy will lead to long-term growth in revenue and profitability, we may not realize, in full or in part, the anticipated benefits.  The failure to realize benefits, which may be due to our inability to execute plans, global economic conditions, competition, changes in the beauty industry and the other risks described herein, could have a material adverse effect on our business, financial condition and results of operations.

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

We are required at least annually, or as facts and circumstances warrant, to test goodwill and other intangible assets with indefinite lives to determine if impairment has occurred.  If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets with indefinite lives and the implied fair value of the goodwill or the fair value of other intangible assets with indefinite lives in the period the determination is made.  We cannot accurately predict the amount and timing of any impairment of assets.  Should the value of goodwill or other intangible assets become impaired, there will be an adverse effect on our financial condition and results of operations.

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

Volatility in the financial markets and a related economic downturn in key markets or markets generally throughout the world could have a material adverse effect on our business.  While we currently generate significant cash flows from our ongoing operations and have access to global credit markets through our various financing activities, credit markets may experience significant disruptions.  Deterioration in global financial markets could make future financing difficult or more expensive.  If any financial institutions that are parties to our undrawn revolving credit facility supporting our commercial paper program or other financing arrangements, such as interest rate or foreign exchange hedging instruments, were to declare bankruptcy or become insolvent, they may be unable to perform under their agreements with us.  This could leave us with reduced borrowing capacity or unhedged against certain interest rate or foreign currency exposures which could have an adverse impact on our financial condition and results of operations.

Changes in laws, regulations and policies that affect our business could adversely affect our financial results.

Our business is subject to numerous laws, regulations and policies.  Changes in the laws, regulations and policies, including the interpretation or enforcement thereof, that affect, or will affect, our business, including changes in accounting standards, tax laws and regulations, environmental or climate change laws, regulations or accords, trade rules and customs regulations, and the outcome and expense of legal or regulatory proceedings, and any action we may take as a result could adversely affect our financial results.

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

We operate on a global basis, with approximately 62% of our fiscal 2010 net sales generated outside the United States.  We maintain offices in over 40 countries and have key operational facilities located outside the United States that manufacture, warehouse or distribute goods for sale throughout the world.  Foreign operations are subject to many risks and uncertainties, including:

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

As part of SMI, we are implementing enterprise-wide global programs intended to deliver a single set of integrated data, processes and technologies, which would be scalable and used to standardize business processes across brands, operating units and sales affiliates.  We anticipate the continued migration of our operations to SAP, with the majority of our locations to be implemented through fiscal 2012.  Like most entity-wide changes to software systems, the implementation of SMI involves risks and uncertainties.  Failure to implement SMI as planned, in terms of timing, specifications and/or costs could have an adverse impact on our business and results of operations.

The trading prices of our securities periodically may rise or fall based on the accuracy of predictions of our earnings or other financial performance.

Our business planning process is designed to maximize our long-term strength, growth and profitability, not to achieve an earnings target in any particular fiscal quarter.  We believe that this longer-term focus is in the best interests of the Company and our stockholders.  At the same time, however, we recognize that it may be helpful to provide investors with guidance as to our forecast of net sales and earnings per share.  Accordingly, when we announced our year-end financial results for fiscal 2010, we provided guidance as to our expected net sales and earnings per share for the fiscal year ending June 30, 2011 and the quarter ending September 30, 2010.  While we generally expect to provide updates to our guidance when we report our results each fiscal quarter, we assume no responsibility to update any of our forward-looking statements at such times or otherwise.  In addition, the longer-term guidance we provide is based on goals that we believe, at the time guidance is given, are reasonably attainable for growth and performance over a number of years.  Such targets are more difficult to predict than our current quarter and fiscal year expectations.

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

Outside analysts and investors have the right to make their own predictions of our financial results for any future period.  Outside analysts, however, have access to no more material information about our results or plans than any other public investor, and we do not endorse their predictions as to our future performance.  Nor do we assume any responsibility to correct the predictions of outside analysts or others when they differ from our own internal expectations.  If and when we announce actual results that differ from those that outside analysts or others have been predicting, the market price of our securities could be affected.  Investors who rely on the predictions of outside analysts or others when making investment decisions with respect to our securities do so at their own risk.  We take no responsibility for any losses suffered as a result of such changes in the prices of our securities.

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

As of August 13, 2010, members of the Lauder family beneficially own, directly or indirectly, shares of Class A Common Stock (with one vote per share) and Class B Common Stock (with 10 votes per share) having approximately 87.1% of the outstanding voting power of the Common Stock.  In addition, there are six members of the Lauder family who are employees, including four who are members of our Board of Directors.  As a result of the stock ownership and their positions at the Company, the Lauder family has the ability to exercise significant control and influence over our business, including, without limitation, all matters requiring stockholder approval, including the election of directors, amendments to the certificate of incorporation and significant corporate transactions, such as a merger or other sale of our Company or its assets, for the foreseeable future.

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

Item 2.  Properties.

The following table sets forth our principal owned and leased manufacturing, assembly, research and development and distribution facilities as of August 13, 2010.  The leases expire at various times through 2026 subject to certain renewal options.

Location	Use	Approximate Square Footage

The Americas
Blaine, Minnesota (owned)	Manufacturing and R&D	275,000
Blaine, Minnesota (leased)	Distribution	126,000
Oakland, New Jersey (leased)	Manufacturing	148,000
Hauppauge, New York (leased)	Manufacturing / Assembly	140,000
Melville, New York (owned)	Manufacturing	353,000
Melville, New York (owned)	R&D	134,000
Bristol, Pennsylvania (leased)	Manufacturing	67,000
Bristol, Pennsylvania (leased)	Distribution	243,000
Bristol, Pennsylvania (leased)	Distribution	243,000
Trevose, Pennsylvania (leased)	Manufacturing / Assembly	140,000
Agincourt, Ontario, Canada (owned)	Manufacturing	96,000
Markham, Ontario, Canada (leased)	Manufacturing	58,000
Markham, Ontario, Canada (leased)	R&D	26,000
Markham, Ontario, Canada (leased)	Manufacturing	79,000
Toronto, Ontario, Canada (leased)	Distribution	186,000

Europe, the Middle East & Africa
Oevel, Belgium (owned)	Manufacturing	113,000
Oevel, Belgium (leased)	Manufacturing and R&D	70,000
Oevel, Belgium (leased)	Distribution	100,000
Kerpen, Germany (leased)	Distribution	98,000
Sandton, South Africa (leased)	Distribution	63,750
Madrid, Spain (leased)	Distribution	90,000
Lachen, Switzerland (owned)	Manufacturing	53,000
Lachen, Switzerland (owned)	Distribution	125,000
Hampshire, United Kingdom (leased)	Distribution	203,000
Petersfield, United Kingdom (owned)	Manufacturing	225,000

Asia/Pacific
Rosebury, Australia (leased)	Distribution	104,000
Shanghai, China (leased)	Distribution and R&D	57,000
Tokyo, Japan (leased)	Distribution and R&D	147,600
Yongin, Korea (leased)	Distribution	160,000
Tanjong Penjuru, Singapore (leased)	Distribution	56,000

We own, lease and occupy numerous offices, assembly and distribution facilities and warehouses in the United States and abroad.  We consider our properties to be generally in good condition and believe that our facilities are adequate for our operations and provide sufficient capacity to meet anticipated requirements.  We lease approximately 280,000 square feet of rentable space for our principal offices in New York, New York and own an office building of approximately 57,000 square feet in Melville, New York.  As of August 13, 2010, we operated over 700 freestanding retail stores.

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

Item 4.  Removed and Reserved.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant’s Common Equity and Related Stockholder Matters

Our Class A Common Stock is publicly traded on the New York Stock Exchange under the symbol “EL.”  The following table shows the high and low sales prices as reported on the New York Stock Exchange Composite Tape and the cash dividends per share declared in fiscal 2010 and fiscal 2009:

	Fiscal 2010			Fiscal 2009
	High	Low	Cash Dividends	High	Low	Cash Dividends

First Quarter	$38.21	$30.00	$—	$54.75	$40.75	$—
Second Quarter	50.57	35.60	.55	50.89	24.24	.55
Third Quarter	65.75	47.65	—	32.83	19.81	—
Fourth Quarter	71.29	54.17	—	37.00	24.03	—

Fiscal Year	71.29	30.00	$.55	54.75	19.81	$.55

We expect to continue the payment of cash dividends in the future, but there can be no assurance that the Board of Directors will continue to declare them.  In November 2009 and 2008, the Board of Directors declared an annual dividend of $.55, which was paid in December 2009 and 2008, respectively.

As of August 13, 2010, there were approximately 8,235 record holders of Class A Common Stock and 17 record holders of Class B Common Stock.

Share Repurchase Program

We are authorized by the Board of Directors to repurchase up to 88.0 million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  As of June 30, 2010, the cumulative total of acquired shares pursuant to the authorization was 70.0 million, reducing the remaining authorized share repurchase balance to 18.0 million.  During fiscal 2010, we purchased approximately 4.7 million shares pursuant to the authorization for $257.7 million as outlined in the following table:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
July 2009	—		—	—	22,734,432
August 2009	—		—	—	22,734,432
September 2009	11,688	(2)	$34.21	—	22,734,432
October 2009	—		—	—	22,734,432
November 2009	526,386	(3)	$46.06	330,000	22,404,432
December 2009	1,098,463		$48.61	1,098,463	21,305,969
January 2010	450,000		$49.20	450,000	20,855,969
February 2010	635,000		$57.55	635,000	20,220,969
March 2010	180,300		$60.61	180,300	20,040,669
April 2010	—		—	—	20,040,669
May 2010	1,169,600		$60.53	1,169,600	18,871,069
June 2010	830,400		$58.06	830,400	18,040,669
Year-to-date	4,901,837		$54.40	4,693,763	18,040,669

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

Subsequent to June 30, 2010, we purchased approximately 1.0 million additional shares of Class A Common Stock for $60.7 million pursuant to our share repurchase program.

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

During the three months ended June 30, 2010, the stockholders set forth in the table below converted shares of Class B Common Stock into Class A Common Stock on the dates set forth below:

Stockholder That Converted Class B Common Stock to Class A Common Stock	Date of Conversion	Number of Shares Converted/ Received
Ronald S. Lauder	May 6, 2010	420,000
The Estee Lauder 2002 Trust	May 20, 2010	40,220
Ronald S. Lauder	June 3, 2010	125,000

Item 6.  Selected Financial Data.

The table below summarizes selected financial information.  For further information, refer to the audited consolidated financial statements and the notes thereto beginning on page F-1 of this report.

	Year Ended or at June 30
	2010 (a)	2009 (a)	2008	2007	2006(b)
	(In millions, except per share data)
Statement of Earnings Data:
Net sales	$7,795.8	$7,323.8	$7,910.8	$7,037.5	$6,463.8
Gross profit	5,966.4	5,442.2	5,914.0	5,262.7	4,777.2
Operating income	789.9	418.4	810.7	749.9	619.6
Interest expense, net (c)	74.3	75.7	66.8	38.9	23.8
Interest expense on debt extinguishment (d)	27.3	—	—	—	—
Earnings before income taxes and discontinued operations	688.3	342.7	743.9	711.0	595.8
Provision for income taxes	205.9	115.9	259.9	255.2	259.7
Net earnings from continuing operations	482.4	226.8	484.0	455.8	336.1
Discontinued operations, net of tax (e)	—	—	—	0.5	(80.3)
Net earnings attributable to noncontrolling interests	(4.1)	(8.4)	(10.2)	(7.1)	(11.6)
Net earnings attributable to The Estée Lauder Companies Inc.	478.3	218.4	473.8	449.2	244.2
Cash Flow Data:
Net cash flows provided by operating activities	$956.7	$696.0	$690.1	$661.6	$709.8
Net cash flows used for investing activities	(281.4)	(339.5)	(478.5)	(373.8)	(303.2)
Net cash flows provided by (used for) financing activities	(406.1)	125.8	(78.1)	(411.6)	(594.6)
Per Share Data:
Net earnings per common share from continuing operations (e):
Basic	$2.44	$1.16	$2.50	$2.23	$1.56
Diluted	$2.40	$1.15	$2.46	$2.19	$1.55
Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$2.42	$1.11	$2.44	$2.20	$1.14
Diluted	$2.38	$1.10	$2.40	$2.16	$1.12
Weighted average common shares outstanding (f):
Basic	197.7	196.3	193.9	204.3	215.0
Diluted	200.7	197.7	197.1	207.8	217.4
Cash dividends declared per common share	$.55	$.55	$.55	$.50	$.40
Balance Sheet Data:
Working capital	$1,548.8	$1,453.3	$1,088.0	$738.7	$738.7
Total assets	5,335.6	5,176.6	5,011.2	4,125.7	3,784.1
Total debt (c) (d)	1,228.4	1,421.4	1,196.9	1,088.5	521.5
Stockholders’ equity - The Estée Lauder Companies Inc. (f)	1,948.4	1,640.0	1,653.2	1,199.0	1,622.3

(a) Fiscal 2010 results included $55.9 million, after tax, or $.28 per diluted share related to total charges associated with restructuring activities.  Fiscal 2009 results included $61.7 million, after tax, or $.31 per diluted share related to total charges associated with restructuring activities.

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

(c) In November 2008, we issued and sold $300.0 million of 7.75% Senior Notes due November 1, 2013 in a public offering.  We used the net proceeds of this offering to repay then-outstanding commercial paper balances upon their maturity.  In May 2007, we issued and sold $300.0 million of 5.55% Senior Notes due May 15, 2017 and $300.0 million of 6.00% Senior Notes due May 15, 2037 in a public offering.  We used the net proceeds of this offering to repay long-term commercial paper, which was used to fund our accelerated stock repurchase program, and to pay transaction fees and expenses related to this offering.

(d) On May 24, 2010, we completed a cash tender offer for $130.0 million principal amount of our 2012 Senior Notes at a price of 108.500% of the principal amount and for $69.9 million principal amount of our 2013 Senior Notes at a tender price of 118.813% of the principal amount.  During the fourth quarter of fiscal 2010, we recorded a pre-tax expense on the extinguishment of debt of $27.3 million representing the tender premium, the pro-rata write-off of unamortized terminated interest rate swap, issuance costs and debt discount, and tender offer costs associated with both series of notes.

(e) In April 2006, we completed the sale of certain assets and operations of the reporting unit that marketed and sold Stila brand products.  As a result, all consolidated statements of earnings information for all periods presented have been restated for comparative purposes to reflect those reporting units as discontinued operations.

(f) During fiscal 2007, we repurchased 22,461,642 shares of our outstanding common stock, of which 15,960,842 shares were purchased for $750.0 million through an accelerated stock repurchase program with a financial counterparty.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition at June 30, 2010 and our results of operations for the three fiscal years ended June 30, 2010 are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These estimates and assumptions can be subjective and complex and, consequently, actual results could differ from those estimates.  Our most critical accounting policies relate to revenue recognition, inventory, pension and other post-retirement benefit costs, goodwill, other intangible assets and long-lived assets, income taxes and derivatives.

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

Revenues are reported on a net sales basis, which is computed by deducting from gross sales the amount of actual product returns received, discounts, incentive arrangements with retailers and an amount established for anticipated product returns.  Our practice is to accept product returns from retailers only if properly requested, authorized and approved.  In accepting returns, we typically provide a credit to the retailer against accounts receivable from that retailer.  As a percentage of gross sales, returns were 4.3%, 4.4% and 4.4% in fiscal 2010, 2009 and 2008, respectively.

Our sales return accrual is a subjective critical estimate that has a direct impact on reported net sales.  This accrual is calculated based on a history of actual returns, estimated future returns and information provided by retailers regarding their inventory levels.  Consideration of these factors results in an accrual for anticipated sales returns that reflects increases or decreases related to seasonal fluctuations.  Experience has shown a relationship between retailer inventory levels and sales returns in the subsequent period, as well as a consistent pattern of returns due to the seasonal nature of our business.  In addition, as necessary, specific accruals may be established for significant future known or anticipated events.  The types of known or anticipated events that we have considered, and will continue to consider, include, but are not limited to, the financial condition of our customers, store closings by retailers, changes in the retail environment and our decision to continue or support new and existing products.

In the ordinary course of business, we have established an allowance for doubtful accounts and customer deductions based upon the evaluation of accounts receivable aging, specific exposures and historical trends.  Our allowance for doubtful accounts and customer deductions is a subjective critical estimate that has a direct impact on reported net earnings.  The allowance for doubtful accounts was $34.3 million and $41.4 million as of June 30, 2010 and 2009, respectively.  The allowance for doubtful accounts was reduced by $15.8 million, $14.1 million and $10.2 million for customer deductions and write-offs in fiscal 2010, 2009 and 2008, respectively, and increased by $8.7 million, $29.2 million and $13.2 million for additional provisions in fiscal 2010, 2009 and 2008, respectively.

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

The discount rate for each plan used for determining future net periodic benefit cost is based on a review of highly rated long-term bonds.  For fiscal 2010, we used a discount rate for our Domestic Plans of 6.50% and varying rates on our international plans of between 1.75% and 8.75%.  The discount rate for our Domestic Plans is based on a bond portfolio that includes only long-term bonds with an Aa rating, or equivalent, from a major rating agency.  We believe the timing and amount of cash flows related to the bonds included in this portfolio is expected to match the estimated defined benefit payment streams of our Domestic Plans.  For fiscal 2010, we used an expected return on plan assets of 7.75% for our U.S. Qualified Plan and varying rates of between 2.75% and 8.75% for our international plans.  In determining the long-term rate of return for a plan, we consider the historical rates of return, the nature of the plan’s investments and an expectation for the plan’s investment strategies, see “Item 8. Financial Statements and Supplementary Data — Note 13 — Pension, Deferred Compensation and Post-retirement Benefit Plans” for details regarding the nature of our pension and post-retirement plan investments.  The difference between actual and expected return on plan assets is reported as a component of accumulated other comprehensive income.  Those gains/losses that are subject to amortization over future periods will be recognized as a component of the net periodic benefit cost in such future periods.  For fiscal 2010, our pension plans had actual return on assets of approximately $101 million as compared with expected return on assets of approximately $52 million, which resulted in a net deferred gain of approximately $49 million, substantially all of which is currently subject to be amortized over periods ranging from approximately 4 to 26 years.  The actual return on assets was primarily related to the performance of equity markets during the past fiscal year.

A 25 basis-point change in the discount rate or the expected rate of return on plan assets would have had the following effect on fiscal 2010 pension expense:

(In millions)	25 Basis-Point Increase	25 Basis-Point Decrease

Discount rate	$(1.5)	$3.3
Expected return on assets	$(1.9)	$1.9

Our post-retirement plans are comprised of health care plans that could be impacted by health care cost trend rates, which may have a significant effect on the amounts reported.  A one-percentage-point change in assumed health care cost trend rates for fiscal 2010 would have had the following effects:

(In millions)	One-Percentage-Point Increase	One-Percentage-Point Decrease

Effect on total service and interest costs	$1.1	$(1.0)
Effect on post-retirement benefit obligations	$9.4	$(9.0)

For fiscal 2011, we are using a discount rate for the Domestic Plans of 5.30% and varying rates for our international plans of between 1.25% and 8.00%.  We are using an expected return on plan assets of 7.75% for the U.S. Qualified Plan and varying rates for our international pension plans of between 2.50% and 8.00%.  The net change in these assumptions from those used in fiscal 2010 will result in an increase in pension expense of approximately $11.4 million in fiscal 2011.  We will continue to monitor the market conditions relative to these assumptions and adjust them accordingly.

Goodwill, Other Intangible Assets and Long-Lived Assets

Goodwill is calculated as the excess of the cost of purchased businesses over the fair value of their underlying net assets.  Other indefinite-lived intangible assets principally consist of trademarks.  Goodwill and other indefinite-lived intangible assets are not amortized.

We assess goodwill and other indefinite-lived intangibles at least annually for impairment as of the beginning of the fiscal fourth quarter, or more frequently if certain events or circumstances warrant.  We test goodwill for impairment at the reporting unit level, which is one level below our operating segments.  We identify our reporting units by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available and management of each reporting unit regularly reviews the operating results of those components.  We make certain judgments and assumptions in allocating assets and liabilities to determine carrying values for our reporting units.  Impairment testing is performed in two steps: (i) we determine impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, we measure the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.  The impairment test for indefinite-lived intangible assets encompasses calculating a fair value of an indefinite-lived intangible asset and comparing the fair value to its carrying value.  If the carrying value exceeds the fair value, impairment is recorded.

Testing goodwill for impairment requires us to estimate fair values of reporting units using significant estimates and assumptions.  The assumptions made will impact the outcome and ultimate results of the testing.  We use industry accepted valuation models and set criteria that are reviewed and approved by various levels of management and, in certain instances, we engage third-party valuation specialists to advise us.  To determine fair value of the reporting unit, we generally use an equal weighting of the income and market approaches.  In certain circumstances, equal weighting will not be applied if one of these methods may be less applicable (e.g., only the income approach would be used for reporting units with existing negative margins).  We believe both approaches are equally relevant and the most reliable indications of fair value because the fair value of product or service companies is more dependent on the ability to generate earnings than on the value of the assets used in the production process.

Under the income approach, we determine fair value using a discounted cash flow method, projecting future cash flows of each reporting unit, as well as terminal value, and discounting such cash flows at a rate of return that reflects the relative risk of the cash flows.

Under the market approach, we utilize information from comparable publicly traded companies with similar operating and investment characteristics as the reporting units, which creates valuation multiples that are applied to the operating performance of the reporting unit being tested, to value the reporting unit.

The key estimates and factors used in these two approaches include, but are not limited to, revenue growth rates and profit margins based on internal forecasts, terminal value, the weighted-average cost of capital used to discount future cash flows and comparable market multiples.  The fiscal 2010 compound annual growth rate of sales for the first four to eight years of our projections, as considered appropriate for the individual reporting units, ranged between 3% and 24% with the higher growth rates in those reporting units that start with the smallest base in fiscal 2010.  The fiscal 2009 compound annual growth rate of sales for the first eight years of our projections ranged between 6% and 19% with the higher growth rates in those reporting units that start with the smallest base in fiscal 2009.  For reporting units with positive earnings, growth in the corresponding earnings before interest and taxes ranged from 9% to 161% in fiscal 2010 as compared with 6% to 46% in fiscal 2009.  The terminal growth rates were projected at 3% after four to eight years in fiscal 2010 as compared with 3% after eight years in fiscal 2009, which reflects our estimate of long term market and gross domestic product growth.  The weighted-average cost of capital used to discount future cash flows ranged from 9% to 17% in fiscal 2010 as compared with 11% to 17% in fiscal 2009.  The range of market multiples used in our fiscal 2010 impairment testing was from 0.5 to 3 times trailing-twelve-month sales and 9 to 12 times trailing-twelve-month earnings before interest, taxes and depreciation and amortization.  The range of market multiples used in our fiscal 2009 impairment testing was from 2 to 3 times trailing-twelve-month sales and 10 times trailing-twelve-month earnings before interest, taxes and depreciation and amortization.  Future changes in these estimates and assumptions could materially affect the results of our reviews for impairment of goodwill.  However, a decrease of 30 basis points in our terminal growth rate or an increase of 30 basis points in our weighted-average cost of capital would still result in a fair value calculation exceeding our book value for each of our reporting units, except for the Ojon reporting unit, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Goodwill, Other Intangible Assets and Long-Lived Assets.”  Changes in the valuation assumptions from those used in the prior year primarily reflect the impact of the current economic environment on the reporting units and their projected future results of operations.

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

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  When such events or changes in circumstances occur, a recoverability test is performed comparing projected undiscounted cash flows from the use and eventual disposition of an asset or asset group to its carrying value.  If the projected undiscounted cash flows are less than the carrying value, an impairment would be recorded for the excess of the carrying value over the fair value, which is determined by discounting future cash flows.

Income Taxes

We account for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns.  As of June 30, 2010, we have current net deferred tax assets of $269.0 million and non-current net deferred tax assets of $104.8 million.  The net deferred tax assets assume sufficient future earnings for their realization, as well as the continued application of currently anticipated tax rates.  Included in net deferred tax assets is a valuation allowance of $38.5 million for deferred tax assets, where management believes it is more-likely-than-not that the deferred tax assets will not be realized in the relevant jurisdiction.  Based on our assessments, no additional valuation allowance is required.  If we determine that a deferred tax asset will not be realizable, an adjustment to the deferred tax asset will result in a reduction of net earnings at that time.

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

Derivatives

We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments.  We primarily enter into foreign currency forward and option contracts to reduce the effects of fluctuating foreign currency exchange rates and interest rate derivatives to manage the effects of interest rate movements on our aggregate liability portfolio.  We also enter into foreign currency forward contracts and may use option contracts, not designated as hedging instruments, to mitigate the change in fair value of specific assets and liabilities on the balance sheet.  We do not utilize derivative financial instruments for trading or speculative purposes.  Hedge effectiveness is documented, assessed and monitored by employees who are qualified to make such assessments and monitor the instruments.  Variables that are external to us such as social, political and economic risks may have an impact on our hedging program and the results thereof.

Our derivative financial instruments are recorded as either assets or liabilities on the balance sheet and measured at fair value.  All derivatives outstanding as of June 30, 2010 are (i) designated as a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair-value” hedge), (ii) designated as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“foreign currency cash-flow” hedge), or (iii) not designated as a hedging instrument.  Changes in the fair value of a derivative that is designated and qualifies as a fair-value hedge that is highly effective are recorded in current-period earnings, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on unrecognized firm commitments).  Changes in the fair value of a derivative that is designated and qualifies as a foreign currency cash-flow hedge of a foreign-currency-denominated forecasted transaction that is highly effective are recorded in other comprehensive income (loss) (“OCI”).  Gains and losses deferred in OCI are then recognized in current-period earnings when earnings are affected by the variability of cash flows of the hedged foreign-currency-denominated forecasted transaction (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings).  Changes in the fair value of derivative instruments not designated as hedging instruments are reported in current-period earnings.

For a discussion on the quantitative impact of market risks related to our derivative financial instruments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Market Risk.”

Quantitative Analysis

During the three-year period ended June 30, 2010 there have not been material changes in the assumptions underlying these critical accounting policies, nor to the related significant estimates.  The results of our business underlying these assumptions have not differed significantly from our expectations.

While we believe that the estimates that we have made are proper and the related results of operations for the period are presented fairly in all material respects, other assumptions could reasonably be justified that would change the amount of reported net sales, cost of sales, operating expenses or our provision for income taxes as they relate to the provisions for anticipated sales returns, allowance for doubtful accounts, inventory obsolescence reserve and income taxes.  For fiscal 2010, had these estimates been changed simultaneously by 2.5% in either direction, our reported gross profit would have increased or decreased by approximately $4.8 million, operating expenses would have changed by approximately $0.9 million and the provision for income taxes would have increased or decreased by approximately $1.3 million.  The collective impact of these changes on operating income, net earnings attributable to The Estée Lauder Companies Inc., and net earnings attributable to The Estée Lauder Companies Inc. per diluted common share would be an increase or decrease of approximately $5.7 million, $7.0 million and $.03, respectively.

RESULTS OF OPERATIONS

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories which are distributed in over 150 countries and territories.  The following table is a comparative summary of operating results from continuing operations for fiscal 2010, 2009 and 2008 and reflects the basis of presentation described in “Item 8. Financial Statements and Supplementary Data — Note 2 — Summary of Significant Accounting Policies and Note 20 — Segment Data and Related Information” for all periods presented.  Products and services that do not meet our definition of skin care, makeup, fragrance and hair care have been included in the “other” category.

	Year Ended June 30
	2010	2009	2008
	(In millions)
NET SALES
By Region:
The Americas	$3,442.1	$3,421.2	$3,711.5
Europe, the Middle East & Africa	2,859.3	2,611.3	3,006.7
Asia/Pacific	1,510.1	1,299.4	1,192.6
	7,811.5	7,331.9	7,910.8
Returns associated with restructuring activities	(15.7)	(8.1)	—
	$7,795.8	$7,323.8	$7,910.8

By Product Category:
Skin Care	$3,227.1	$2,886.0	$2,996.8
Makeup	2,978.2	2,830.9	3,000.4
Fragrance	1,136.9	1,150.9	1,432.0
Hair Care	413.9	402.4	427.1
Other	55.4	61.7	54.5
	7,811.5	7,331.9	7,910.8
Returns associated with restructuring activities	(15.7)	(8.1)	—
	$7,795.8	$7,323.8	$7,910.8

OPERATING INCOME (LOSS)
By Region:
The Americas	$161.5	$115.2	$228.3
Europe, the Middle East & Africa	500.8	229.7	433.1
Asia/Pacific	212.3	165.2	149.7
	874.6	510.1	811.1
Total charges associated with restructuring activities	(84.7)	(91.7)	(0.4)
	$789.9	$418.4	$810.7

By Product Category:
Skin Care	$434.3	$294.1	$405.6
Makeup	416.8	279.8	359.4
Fragrance	26.3	(60.8)	36.2
Hair Care	(6.2)	1.1	11.5
Other	3.4	(4.1)	(1.6)
	874.6	510.1	811.1
Total charges associated with restructuring activities	(84.7)	(91.7)	(0.4)
	$789.9	$418.4	$810.7

The following table presents certain consolidated earnings data as a percentage of net sales:

	Year Ended June 30
	2010	2009	2008

Net sales	100.0%	100.0%	100.0%
Cost of sales	23.5	25.7	25.2
Gross profit	76.5	74.3	74.8

Operating expenses:
Selling, general and administrative	65.0	66.7	64.3
Restructuring and other special charges	0.8	1.0	—
Goodwill impairment	0.2	0.2	—
Impairment of other intangible and long-lived assets	0.4	0.7	0.2
	66.4	68.6	64.5

Operating income	10.1	5.7	10.3
Interest expense, net	1.0	1.0	0.9
Interest expense on debt extinguishment	0.3	—	—

Earnings before income taxes	8.8	4.7	9.4
Provision for income taxes	2.6	1.6	3.3

Net earnings	6.2	3.1	6.1
Net earnings attributable to noncontrolling interests	(0.1)	(0.1)	(0.1)
Net earnings attributable to The Estée Lauder Companies Inc.	6.1%	3.0%	6.0%

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

As part of our strategy, we plan to shift our category mix towards higher margin categories with greater global growth potential.  Skin care, our most profitable category, is a strategic priority for our innovation and investment spending, particularly in the Asia/Pacific region.  We also plan to strengthen our geographic presence by seeking share growth in large, image-building cities within core markets such as the United States, the United Kingdom, France, Italy and Japan.  In addition, we will continue to prioritize efforts to expand our presence and accelerate share growth in emerging markets such as China, Russia, the Middle East and Eastern Europe.  While we expect the retail environment in North America to continue to be challenging, we recognize the need to restore profitable growth in our traditional department store channel.  We have implemented changes to reshape our organization to meet the needs of the changing retail landscape.  Internationally, we plan to achieve profitable growth in European perfumeries and pharmacies and in department stores in Asia, while accentuating our makeup and skin care initiatives to boost our travel retail business and continuing efforts to grow online, specialty retailers and prestige salons.  To optimize our portfolio, we will focus on improving our margins and share in our distribution channels.  We plan to re-energize certain of our brands through the introduction of products that feature advances in research and technology.  At the same time, we will be investing in initiatives to incubate and develop next generation products and brands, as well as driving turnaround brands toward sustainable profitability levels.  We intend to leverage our regional organizations to increase effectiveness and efficiencies while utilizing strategic partnerships, alliances and licensing to build scale in research and development, distribution and third-party manufacturing.

During fiscal 2010, the first year of our strategy, our business continued to rebound from the global economic challenges and uncertainties that had a significant impact on our results during the prior fiscal year.  Despite these conditions, some of which continue to exist, our results for the year ended June 30, 2010 exceeded our net sales and profitability expectations that we had at the beginning of the fiscal year.  These results, in part, stem from stronger net sales, and savings achieved in connection with our multi-faceted cost savings program, including favorable product mix (which reflects our strategic emphasis on skin care products), resizing, restructuring and other cost containment initiatives.  The improved net sales reflected growth in our three largest brands, continued strong growth in Asia, a substantial rebound in the Company’s travel retail business and a better-than-expected holiday selling season in the United States and the United Kingdom.  Net sales also benefited from further favorability in foreign currency translation.

During most of fiscal 2010, we engaged in a more strategically focused approach to spending in light of the global economic downturn and the management of several external potential risks which did not materialize in the current year.  This was accomplished, in part, by executing on certain initiatives designed to drive out non-value added costs, optimize productivity and increase financial discipline.  Although we remain cautious regarding global economic uncertainties and other risks that may affect our business, we accelerated investment spending behind our brands and key priorities during the latter part of the fiscal year.

In the Americas region, the increase in net sales during the current-year period was primarily attributable to growth in Canada and Latin America.  Net sales in the United States benefited from new skin care and makeup product offerings and an increase in sales of certain designer fragrances through self-select outlets.  We have also seen an improvement in the net sales of many of our higher-end prestige products, which were negatively impacted by a change in spending patterns of consumers as a result of the economic downturn in the prior year.  Offsetting these improvements were lower net sales due to our exit from the global wholesale distribution of the Prescriptives brand.  In addition, the U.S. department store channel continues to be negatively impacted by a soft retail environment, low store traffic and competitive pressures, particularly in the fragrance product category.  Net sales results in alternative channels within the region were generally mixed.  In our freestanding retail stores, net sales growth was fueled by new product launches from M•A•C, partially offset by lower sales resulting from the closing of certain underperforming stores for various brands.  We had strong growth in net sales of our products sold over the Internet, while direct response television sales declined.

Our business in Europe, the Middle East & Africa generated a strong net sales increase during fiscal 2010, aided by the favorable impact of foreign currency translation.  Sales and profits in our travel retail business have exceeded our expectations as a result of successful product launches, higher global airline passenger traffic, select trade re-stocking and new points of distribution.  The travel retail business has also begun to reap the benefits of the implementation of many programs designed to enhance the consumer’s High-Touch experience.  Our High-Touch approach promotes the total value we offer, by leveraging our in-person and virtual assets, as well as merchandising and education, to provide a customized consumer experience.  Net sales in most markets also increased during the current year, reflecting an improving retail environment, new product launches and rebounding sales from many of our higher-end prestige products.  Despite these positive results, the impact of the global economic uncertainties are still being felt in certain countries where there remain soft retail environments, select retailer destocking and tight working capital management activities by retailers.

At this time, our business in the Asia/Pacific region has been least affected by the global economic uncertainties, with net sales growing in all countries in the region, several of which reflected significant favorable impact of foreign currency translation.  Net sales in China rose at a fast pace as we continue our growth in this emerging market.  New skin care product launches and an improving retail environment helped most countries in the region generate strong net sales increases during fiscal 2010.  Our business in Japan continued to be challenging due to difficult economic conditions, as reported net sales increases were generated by the strengthening of the Japanese yen.

Looking ahead to fiscal 2011, we believe we have a strong, diverse brand portfolio with global reach and potential.  We have a history of outstanding creativity, innovation and entrepreneurship, and initial successes in expanding our High-Touch service model beyond department stores, and believe we have a passionate, highly-talented workforce to help us achieve our long-term strategy.  Our balance sheet, cash flows and gross margin are strong.  However, we continue to operate in a challenging environment.  We have a number of areas to improve, including further enhancements to our cost structure, sharing operational best practices internally, increasing traffic to where our products are sold, and further diversification of distribution channels.

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

We expect that the implementation of this Program, combined with other on-going cost savings efforts, will result in savings of approximately $450 million to $550 million (beginning with approximately $360 million of savings in fiscal 2010) including the reduction of certain costs relative to an assumed normalized spending pattern.  Our long-range forecast for operating margin reflects these anticipated savings, net of strategic investments.

The Program focuses on a redesign of our organizational structure in order to integrate the Company in a more cohesive way and operate more globally across brands and functions.  A principal aspect of the Program is the reduction of the workforce by approximately 2,000 employees.  Specific actions taken during the year ended June 30, 2010 included:

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

•                  Turnaround or Exit Unprofitable Operations — To improve the profitability in certain of our brands and regions, we have selectively exited certain channels of distribution, categories and markets.  During the first quarter of fiscal 2010, we approved the exit from the global wholesale distribution of our Prescriptives brand, which was completed during the fiscal year.  In connection with these activities, we recorded a reserve for product returns, wrote off inventory and incurred costs to reduce workforce and other exit costs.  Also during fiscal 2010, we approved a restructuring initiative that included the reformulation of Ojon brand products.

•                  Outsourcing — In order to balance the growing need for information technology support with our efforts to provide the most efficient and cost effective solutions, we continued the outsourcing of certain information technology processes.  We incurred costs to transition services to an outsource provider.

The following table presents aggregate restructuring charges related to the Program:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Fiscal 2009	$60.9	$4.2	$3.4	$1.8	$70.3
Fiscal 2010	29.3	11.0	2.3	6.2	48.8
Charges recorded through June 30, 2010	$90.2	$15.2	$5.7	$8.0	$119.1

The total amount of restructuring charges expected to be incurred (including those recorded as set forth in the table above), plus other initiatives approved through August 17, 2010, include approximately $112 million to $113 million for employee-related costs, approximately $18 million in asset write-offs, which includes $8.8 million related to the impairment of other intangible assets, and approximately $23 million of contract terminations and other exit costs.

The following table presents accrued restructuring and the related activity under the Program:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Charges	$60.9	$4.2	$3.4	$1.8	$70.3
Cash payments	(7.5)	—	(0.5)	(1.6)	(9.6)
Non-cash write-offs	—	(4.2)	—	—	(4.2)
Translation adjustments	0.6	—	—	—	0.6
Other adjustments	(2.4)	—	—	—	(2.4)
Balance at June 30, 2009	51.6	—	2.9	0.2	54.7
Charges	29.3	11.0	2.3	6.2	48.8
Cash payments	(49.5)	—	(5.1)	(6.0)	(60.6)
Non-cash write-offs	—	(11.0)	—	—	(11.0)
Translation adjustments	(0.8)	—	—	—	(0.8)
Balance at June 30, 2010	$30.6	$—	$0.1	$0.4	$31.1

Accrued restructuring charges at June 30, 2010 are expected to result in cash expenditures funded from cash provided by operations of approximately $25 million and $6 million in fiscal 2011 and 2012, respectively.

We recorded other special charges in connection with the implementation of the Program for the years ended June 30, 2010 and 2009 of $12.3 million and $10.1 million, respectively, related to consulting, other professional services, and accelerated depreciation.  The total amount of other special charges expected to be incurred to implement these initiatives, including those recorded through June 30, 2010 plus other initiatives approved through August 17, 2010 is approximately $41 million.  For the year ended June 30, 2010, and primarily related to the exit from the global wholesale distribution of Prescriptives products, we recorded $15.7 million reflecting sales returns (less a related cost of sales of $2.5 million) and a write-off of inventory associated with exiting unprofitable operations of $10.4 million.  For the year ended June 30, 2009, we recorded $8.1 million reflecting sales returns (less a related cost of sales of $1.2 million) and a write-off of inventory of $8.0 million associated with exiting unprofitable operations.  The total amounts expected to be incurred, including those recorded through June 30, 2010 plus other initiatives approved through August 17, 2010 is between $35 million and $39 million related to sales returns and approximately $15 million related to inventory write-offs.

Total charges associated with restructuring activities included in operating income for the years ended June 30, 2010 and 2009 was $84.7 million and $91.7 million, respectively.

Goodwill, Other Intangible Asset and Long-Lived Asset Impairments

During the second quarter of fiscal 2010, the Darphin reporting unit identified issues related to the planned streamlining of its distribution process, resulting in revisions to its internal forecasts.  We concluded that these changes in circumstances in the Darphin reporting unit triggered the need for an interim impairment test of its trademark and goodwill.  We determined that the trademark was impaired, with fair value estimated based upon the relief-from-royalty method, and therefore recorded an impairment charge of $5.8 million, at the exchange rate in effect at that time, in the skin care product category and in the Europe, the Middle East & Africa region.  After adjusting the carrying value of the trademark, we completed step one of the impairment test for goodwill and concluded that the fair value of the Darphin reporting unit was substantially in excess of its carrying value including goodwill.  The fair value of the reporting unit was based upon the income approach, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows.

During the second quarter of fiscal 2010, the Ojon reporting unit altered and delayed certain components of its future expansion plans, resulting in revisions to its internal forecasts.  We concluded that these changes in circumstances in the Ojon reporting unit triggered the need for an interim impairment review of its goodwill and trademark.  Additionally, these changes in circumstances were also an indicator that the carrying amount of the product formulation intangible asset and customer list may not be recoverable.  We performed an interim impairment test for the trademark and a recoverability test for the product formulation intangible asset and customer list as of December 31, 2009.  For the product formulation intangible asset, we concluded that the carrying amount of this asset was recoverable.  However, for the Ojon trademark and customer list, we concluded that the carrying values exceeded their estimated fair values, which were determined based on the application of a royalty rate to discounted projected future cash flows (“relief-from-royalty method”) for the trademark and discounted projected future cash flows for the customer list.  As a result, we recognized asset impairment charges of $6.0 million for the trademark and $17.2 million for the customer list, at the exchange rate in effect at that time.  After adjusting the carrying value of the trademark and customer list, we completed an interim impairment test for goodwill and recorded a goodwill impairment charge related to the Ojon reporting unit of $16.6 million at the exchange rate in effect at that time.  The fair value of the reporting unit was based upon weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit.  These impairment charges were reflected in the hair care and skin care product categories and in the Americas region.

During the fourth quarter of fiscal 2010, we approved a restructuring initiative that included the reformulation of Ojon brand products.  We concluded that this change in the formulation was an indicator that the carrying amount of the product formulation intangible asset may not be recoverable.  We performed an impairment test of the product formulation intangible asset and concluded that the carrying value of this intangible asset exceeded its estimated fair value, which was determined based on discounted projected future cash flows.  As a result, we recognized an asset impairment charge of $8.8 million, which is included in Restructuring and other special charges in the consolidated statement of earnings.

As of our annual step-one goodwill impairment test on April 1, 2010, the closest margin for fair value exceeding carrying value was approximately 1% for the Ojon reporting unit.  As of June 30, 2010, the carrying value of goodwill related to the Ojon reporting unit was $28.0 million.  The fair value of the reporting unit was based upon weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit.  The key assumptions that were used to determine the estimated fair value of the reporting unit were predicated on planned new market initiatives, including the rollout of reformulated product lines and expanded international distribution.  If such plans do not materialize, if there is a delay in new market initiatives, or if there is a decline in the business environment in which this reporting unit operates, a resulting change in the key assumptions, including a decrease in the terminal value or increase in the discount rate, could have a negative impact on the estimated fair value of the reporting unit and it is possible we could recognize an impairment charge in the future.  All other reporting units’ fair values substantially exceeded their respective carrying values.

As of our annual indefinite-lived asset impairment test on April 1, 2010, we determined that the fair values of two trademarks were equal to their carrying values.  As of June 30, 2010, the carrying values of these trademarks were $19.0 million and $17.0 million.  The fair values of these trademarks were based upon the relief-from-royalty method.  The key assumptions that were used to determine the estimated fair value of one trademark were predicated on expanded distribution in the salon channel and into other channels.  The key assumptions that were used to determine the estimated fair value of the other trademark were predicated on planned new market initiatives, including the rollout of reformulated product lines and expanded international distribution.  If such plans do not materialize, if there is a delay in new market initiatives, or if there is a decline in the business environment, a resulting change in the key assumptions could have a negative impact on the estimated fair values of these trademarks and it is possible we could recognize an impairment charge in the future.  The fair values of all other indefinite-lived intangible assets substantially exceeded their respective carrying values.

During the fourth quarter of fiscal 2010, we recorded non-cash impairment charges of $2.7 million to reduce the net carrying value of certain retail store and counter assets to their estimated fair value, which was determined based on discounted projected future cash flows.  Lower than expected operating cash flow performance relative to the affected assets, revisions in internal forecasts and the impact of the current economic environment on their projected future results of operations indicated that the carrying value of the related long-lived assets were not recoverable.  These long-lived asset impairment charges primarily related to the Company’s skin care and makeup businesses in the Americas and the Europe, Middle East and Africa regions and are included in Impairment of other intangible and long-lived assets in the consolidated statements of earnings.

Although our financial performance reflected improved economic conditions, we expect global economic uncertainties to continue to impact our business.  As the duration and magnitude of the volatility of the current economic conditions remain uncertain, we will continue to monitor and evaluate the potential impact on our business and on our interim and annual impairment testing.  Accordingly, it is possible that we would recognize an impairment charge in the future with respect to goodwill, other intangible assets and long-lived assets.

Impact of Recent Economic Events in Venezuela

Cumulative inflation in Venezuela has exceeded 100% over the three-year period ended December 31, 2009, as measured using the blended Consumer Price Index/National Consumer Price Index.  As a result, Venezuela has been designated as a highly inflationary economy effective January 1, 2010 and, as such, the U.S. dollar has become the functional currency of our subsidiary in Venezuela.  Prior to being designated as highly inflationary, we translated the financial statements of our subsidiary in Venezuela using the official exchange rate of 2.15.  Beginning January 1, 2010, currency remeasurement adjustments for this subsidiary’s financial statements and other transactional foreign exchange gains and losses were reflected in earnings.  Translation adjustments that were recorded through December 31, 2009 (prior to being designated as highly inflationary) remain in equity as part of other comprehensive income.

On January 8, 2010, the Venezuelan government announced the devaluation of its currency from an official exchange rate of 2.15 bolivars per U.S. dollar to a dual-rate regime of 2.60 bolivars per U.S. dollar for goods deemed “essential” and 4.30 bolivars per U.S. dollar for most other imports and repatriation of dividends by foreign investors (the “official rate”).  From January 2010 through May 2010, we remeasured bolivar-denominated monetary assets and liabilities at the official exchange rate of 4.30 bolivars per U.S. dollar, as none of our transactions fell into the essential classification.  In June 2010, the Venezuelan government created a third, officially-sanctioned exchange rate based on trading bands determined by the Central Bank of Venezuela.  In light of the Venezuelan government’s recent actions, we determined that the settlement of bolivar-denominated transactions could only be achieved using the third officially-sanctioned rate.  Accordingly, beginning June 1, 2010, the bolivar-denominated monetary assets and liabilities of our subsidiary in Venezuela were remeasured at the third officially-sanctioned rate, which was 5.30 bolivars per U.S. dollar at June 30, 2010.  Concurrent with the establishment of the third officially-sanctioned rate, the Venezuelan government also instituted a cap on companies exchanging bolivars for U.S. dollars of $350,000 per month.  While these sanctions do not have an immediate significant impact on our ability to do business in Venezuela, they may limit our growth opportunities there in the future.

As a result of the change to highly inflationary accounting, the prior use of different translating and remeasuring exchange rates for U.S. dollar-denominated net liabilities, and the devaluation of the bolivar and remeasurement at the third officially-sanctioned rate, we recorded higher costs and net charges of approximately $9 million for the year ended June 30, 2010.  This amount includes increased cost of sales associated with historical dollar costs of inventory.  As of June 30, 2010, our subsidiary in Venezuela had approximately $4 million of net monetary assets denominated in bolivars.  We do not expect the change to highly inflationary accounting to have a significant impact on our ongoing future consolidated net sales or operating income since we expect to derive less than 1% of our future consolidated net sales and operating income from our business in Venezuela.

Impact of New Federal Legislation

The Patient Protection and Affordable Care Act (the “PPACA”) became law on March 23, 2010, and on March 30, 2010 the Health Care and Education Reconciliation Act of 2010 (“H.R. 4872”) became law, which makes various amendments to certain aspects of the PPACA.  Certain of the provisions of this legislation that became effective during fiscal 2010 did not have a material impact on our consolidated financial statements.  The potential impact of other facets of the legislation that are not yet effective, but applicable to our post-retirement benefit plans, was evaluated and determined to not have a material impact to our consolidated financial statements.  We will continue to monitor the issuance of further health care reform guidance from regulators to determine the potential impact on our business and consolidated financial statements, if any.

Compliance Assurance Program

During the third quarter of fiscal 2010, we accepted an invitation from the U.S. Internal Revenue Service (the “IRS”) to join the Compliance Assurance Program (“CAP”) beginning with the fiscal year ending June 30, 2011.  The objective of CAP is to reduce taxpayer burden and uncertainty while assuring the IRS of the accuracy of income tax returns prior to filing, thereby reducing or eliminating the need for post-filing examinations.

Fiscal 2010 as Compared with Fiscal 2009

NET SALES

Net sales increased 6%, or $472.0 million, to $7,795.8 million, reflecting increases in Asia/Pacific and Europe, the Middle East & Africa, and, to a lesser extent, the Americas.  Net sales increases in the skin care, makeup and hair care product categories were partially offset by declines in the fragrance category.  Excluding the impact of foreign currency translation, net sales increased 5%.  The following discussions of Net Sales by Product Categories and Geographic Regions exclude the impact of returns associated with restructuring activities of $15.7 million recorded during the current year.  We believe the following analysis of net sales better reflects the manner in which we conduct and view our business.

Product Categories

Skin Care

Net sales of skin care products increased 12%, or $341.1 million, to $3,227.1 million, primarily reflecting our strategic focus on growing this category through creativity and innovation, particularly high growth segments, such as products that address the visible signs of aging.  The recent launches of Advanced Night Repair Synchronized Recovery Complex, Advanced Night Repair Eye Synchronized Complex, and Hydrationist Maximum Moisture Crème and Lotion from Estée Lauder contributed incremental sales of approximately $247 million, combined.  Also contributing to the category were the introductions of Even Better Clinical Dark Spot Corrector, Youth Surge Night Age Decelerating Night Moisturizer, and Even Better Skin Tone Correcting Moisturizer SPF 20 from Clinique, and The Regenerating Serum from La Mer, of approximately $88 million, combined.  Higher sales from existing products in Clinique’s 3-Step Skin Care System and the Re-Nutriv line of products from Estée Lauder contributed approximately $31 million to the increase.  These increases were partially offset by approximately $92 million of lower sales from existing products in the Advanced Night Repair and Perfectionist lines from Estée Lauder and in the Superdefense line from Clinique.  Excluding the impact of foreign currency translation, skin care net sales increased 9%.

Makeup

Makeup net sales increased 5%, or $147.3 million, to $2,978.2 million, primarily reflecting an increase of approximately $135 million from our makeup artist brands, driven by higher net sales outside the United States.  The recent launches of Even Better Makeup SPF 15 and Superbalanced Powder Makeup SPF 15 from Clinique and Resilience Lift Extreme Radiant Lifting Makeup SPF 15 from Estée Lauder, as well as higher sales of Double Wear Foundation from Estée Lauder and Vitamin C Lip Smoothie Antioxidant Lip Colour from Clinique, contributed approximately $74 million, combined, to the increase.  These increases were partially offset by lower sales of Prescriptives products due to the exit from the global wholesale distribution of the brand, as well as lower sales of High Impact Lip Color SPF 15 from Clinique and Artist’s Eye Pencils from Estée Lauder of approximately $50 million, combined.  During the current year, we undertook an initiative to identify certain underperforming stock keeping units (“SKU”) for the purposes of evaluating their relevance to our long-term perfumery strategy in the Europe, the Middle East & Africa region.  Based on this evaluation, we decided to discontinue certain of these products in perfumeries and recorded a charge of approximately $27 million to reflect the anticipated returns of makeup products from participating retailers, subject to our returns approval policy.  Excluding the impact of foreign currency translation, makeup net sales increased 4%.

Fragrance

Net sales of fragrance products decreased 1%, or $14.0 million, to $1,136.9 million.  This decline was largely due to lower sales of certain designer fragrances, of which approximately $54 million was attributable to DKNY Delicious Night, Hilfiger Men, Sean John Unforgivable Woman, Sean John Unforgivable and DKNY Men.  Also contributing to the decrease were lower sales of Estée Lauder Sensuous and Clinique Happy of approximately $15 million, combined.  These declines were partially offset by incremental sales from the recent launches of pure DKNY, Very Hollywood Michael Kors and DKNY Delicious Candy Apples, as well as higher sales of DKNY Be Delicious Fresh Blossom, of approximately $53 million, combined.  The decrease in net sales was due in part to a more strategically focused approach to investment spending in this category.  Excluding the impact of foreign currency translation, fragrance net sales decreased 2%.

Hair Care

Hair care net sales increased 3%, or $11.5 million, to $413.9 million, primarily reflecting an increase in net sales of certain styling and hair color products, the recent launches of Smooth Infusion Glossing Straightener and Control Force from Aveda and sales generated from expanded distribution outside the United States.  This increase was partially offset by lower net sales in North America resulting from a soft salon retail environment and the closing of certain underperforming freestanding retail stores.  Excluding the impact of foreign currency translation, hair care net sales increased 2%.

Geographic Regions

Net sales in the Americas increased 1%, or $20.9 million, to $3,442.1 million.  This increase was primarily attributable to higher net sales of approximately $39 million in Canada and Latin America, reflecting a better-than-expected holiday selling season, new points of distribution and the favorable impact of foreign currency translation.  In the United States, net sales increases of Clinique skin care products, various designer fragrances and from our makeup artist brands were partially offset by lower sales of various Estée Lauder fragrances and from our hair care brands.  Together with the impact of the exit from the global wholesale distribution of the Prescriptives brand, all of these factors resulted in lower net sales in the United States of approximately $10 million.  Despite restocking to more normal levels by certain retailers, economic conditions in the Americas region, particularly in the department store channel, have negatively impacted our business.  Ongoing challenges faced by certain of our department store customers in the United States may continue to affect our net sales for the short and medium term.  To address these concerns, we are introducing new High-Touch concepts and working with retailers in the channel to improve consumer traffic.  Excluding the impact of foreign currency translation, net sales in the Americas were flat as compared with the prior year.

In Europe, the Middle East & Africa, net sales increased 9%, or $248.0 million, to $2,859.3 million, reflecting growth from travel retail and from virtually all countries in the region and in each product category.  This reflects our strategy to strengthen our geographic presence and to succeed in the travel retail channel.  The region also benefited from the favorable impact of foreign currency translation.  Net sales increases of approximately $250 million were driven by our travel retail business, the United Kingdom, Russia, South Africa, Germany and Turkey, reflecting an improved retail environment, successful launches of skin care products and higher combined sales from our makeup artist brands.  The net sales improvement in our travel retail business also reflected a favorable comparison to the prior year due to an increase in global airline passenger traffic, new points of distribution, select customer restocking and benefits of programs designed to enhance the consumer’s High-Touch experience.  Partially offsetting these increases were lower net sales of approximately $13 million in the Balkans, primarily reflecting the economic situation in Greece.  We continue to experience select customer destocking in continental Europe.  During the current year, we undertook an initiative to identify certain underperforming SKUs for the purposes of evaluating their relevance to our long-term perfumery strategy.  Based on this evaluation, we decided to discontinue certain of these products in perfumeries and recorded a charge of approximately $31 million to reflect the anticipated returns of these products from participating retailers, subject to our returns approval policy.  Excluding the impact of foreign currency translation, net sales in Europe, the Middle East & Africa increased 8%.

Net sales in Asia/Pacific increased 16%, or $210.7 million, to $1,510.1 million, reflecting growth from all countries in the region and each product category.  This reflects our strategy to strengthen and expand our geographic presence in Asia particularly in China.  The region also benefited from the favorable impact of foreign currency translation.  Approximately $184 million of this increase was generated in China, Korea, Hong Kong, Australia and Taiwan primarily reflecting strong sales of skin care products.  Australia and Korea also benefited significantly from foreign currency translation.  Our business in Japan continued to be challenged due to difficult economic conditions, as reported net sales increases were generated from the strengthening of the Japanese yen.  Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 10%.

Although our financial performance reflected improved economic conditions in certain geographies, we expect the global economic uncertainties to continue to impact our business.  We cannot predict with certainty the magnitude or duration of the impact or how it will vary across each of our geographic regions.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales decreased to 23.5% as compared with 25.7% in the prior year.  This improvement primarily reflected our efforts in connection with the Program, including favorable changes in the mix of our business of approximately 70 basis points, a decrease in obsolescence charges of approximately 60 basis points and favorable manufacturing variances of 40 basis points.  Also contributing to the improvement in cost of sales margin were the favorable comparison to the prior year when we recorded excess overhead costs that were not expected to be recovered of approximately 30 basis points, and the favorable effect of exchange rates and a decrease in the timing and level of promotional activities of approximately 10 basis points, each.

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

OPERATING EXPENSES

Operating expenses as a percentage of net sales decreased to 66.4% as compared with 68.6% in the prior year, and reflects the impact of the strong growth in net sales during fiscal 2010.  This improvement primarily reflected lower selling, shipping, general and administrative costs as a percentage of net sales of approximately 180 basis points due to various cost containment efforts implemented as part of the Program and a strategically focused approach to spending, lower charges associated with restructuring activities of 30 basis points, the favorable comparison to the prior year related to other intangible asset impairment charges of approximately 20 basis points and lower net losses from foreign exchange transactions of approximately 10 basis points.  Partially offsetting these improvements were higher strategic investment spending of approximately 10 basis points and higher advertising, sampling and merchandising costs of approximately 10 basis points.

Changes in advertising, sampling and merchandising spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

OPERATING RESULTS

Operating income increased 89%, or $371.5 million, to $789.9 million.  Operating margin improved to 10.1% of net sales as compared with 5.7% in the prior year, reflecting our strategy to drive out non-value-added costs and increase financial discipline.  This, along with relatively strong net sales growth, resulted in a higher gross margin and the decrease in our operating expense margin as previously discussed.  While operating results improved dramatically from fiscal 2009, we do not expect the same levels of year-over-year improvements to continue.  The following discussions of Operating Results by Product Categories and Geographic Regions exclude the impact of total charges associated with restructuring activities of $84.7 million, or 1.1% of net sales, in fiscal 2010 and $91.7 million, or 1.3% of net sales, in fiscal 2009.  We believe the following analysis of operating results better reflects the manner in which we conduct and view our business.

Product Categories

All product categories benefited from initiatives we implemented as part of the Program including a more strategically focused approach to spending, as well as significant improvement in cost of sales from favorable product mix and enhanced inventory management.  Skin care operating income increased 48%, or $140.2 million, to $434.3 million, primarily reflecting improved results from certain of our heritage brands driven by increased net sales primarily from recently-launched products with higher margins.  While the current year skin care results reflected charges of approximately $11 million related to goodwill, other intangible asset and long-lived asset impairments, it was a favorable comparison to the prior year when we recorded similar charges of approximately $36 million.  Makeup operating income increased 49%, or $137.0 million, to $416.8 million, primarily reflecting improved results from certain of our heritage brands and from our makeup artist brands.  The operating results for the makeup category also reflected the majority of the impact of the charge related to the discontinuation of certain SKUs, as previously discussed, which reflects the anticipated returns, as well as the write-off of related inventory on hand of approximately $30 million, combined.  Fragrance operating results improved over 100%, or $87.1 million, from a loss in the prior fiscal year to $26.3 million, primarily reflecting higher net sales of designer fragrances, a more strategically focused approach to spending reflecting our strategy to improve profitability, and a favorable comparison to the prior year when we recorded approximately $13 million of other intangible asset impairment charges.  Hair care operating results decreased over 100% or $7.3 million, to a loss of $6.2 million, primarily reflecting higher goodwill and other intangible asset impairments of approximately $27 million, partially offset by net sales growth outside the United States, the closing of certain underperforming retail stores in the prior year and savings generated from cost containment initiatives.

Geographic Regions

Operating results in each of our geographic regions benefited from the initiatives we implemented as part of the Program and a more strategically focused approach to spending, as well as significant improvement in cost of sales from favorable product mix and enhanced inventory management, resulting in significant improvements in their operating income.

Operating income in the Americas increased 40%, or $46.3 million, to $161.5 million, driven by the Program and a more measured approach to spending, particularly from our heritage brands and our makeup artist brands.  The increase also reflected a favorable comparison to the prior year when we recorded an excess overhead charge and a charge related to the degradation of a certain retailer of approximately $27 million, combined.  The increase in profitability was partially offset by lower net sales from the exit of the wholesale distribution of Prescriptives products, higher charges for goodwill, other intangible asset and long-lived asset impairments, and the impact of the recent economic events in Venezuela, as previously discussed.

In Europe, the Middle East & Africa, operating income increased over 100%, or $271.1 million, to $500.8 million, reflecting improvements in travel retail and virtually all countries in the region.  Higher results from our travel retail business and in Spain, Russia, the United Kingdom, Italy, France and Germany totaled approximately $243 million.  While the current year results reflected a charge of approximately $6 million related to other intangible asset impairment, it was a favorable comparison to the prior year when we recorded goodwill and other intangible asset impairment charges of approximately $25 million.  In addition, as previously discussed, we recorded a charge in fiscal 2010 related to the discontinuation of certain SKUs which reflects the anticipated returns, as well as the write-off of related inventory on hand of approximately $34 million, combined.

In Asia/Pacific, operating income increased 29%, or $47.1 million, to $212.3 million.  Virtually all countries in the region reported higher operating results, led by Hong Kong, China, Japan, Taiwan, and Australia, which combined for approximately $39 million of the improvement.

INTEREST EXPENSE, NET

Net interest expense was $74.3 million as compared with $75.7 million in the prior year.  Interest expense decreased primarily due to lower average debt balances and lower average interest rates on borrowings.  This change was partially offset by lower interest income due to lower average investment rates, partially offset by higher average investment balances.

INTEREST EXPENSE ON DEBT EXTINGUISHMENT

During the fourth quarter of fiscal 2010, we completed a cash tender offer for $130.0 million principal amount of our 2012 Senior Notes at a price of 108.500% of the principal amount and for $69.9 million principal amount of our 2013 Senior Notes at a tender price of 118.813% of the principal amount.  We recorded a pre-tax expense on the extinguishment of debt of $27.3 million representing the tender premium of $24.2 million, the pro-rata write-off of $2.4 million of unamortized terminated interest rate swap, issuance costs and debt discount, and $0.7 million in tender offer costs associated with both series of notes.

PROVISION FOR INCOME TAXES

The provision for income taxes represents federal, foreign, state and local income taxes.  The effective rate differs from statutory rates primarily due to the effect of state and local income taxes, tax rates in foreign jurisdictions and income tax reserve adjustments, which represent changes in our net liability for unrecognized tax benefits including tax settlements and lapses of the applicable statutes of limitations.  Our effective tax rate will change from year to year based on recurring and non-recurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, state and local income taxes, tax reserve adjustments, the ultimate disposition of deferred tax assets relating to stock-based compensation and the interaction of various global tax strategies.

The effective rate for income taxes for the year ended June 30, 2010 was 29.9% as compared with 33.8% in the prior year.  The decrease in the effective income tax rate of 390 basis points was primarily attributable to tax reserve adjustments including favorable tax settlements as well as lapses of statutes of limitations partially offset by a higher effective tax rate related to our foreign operations.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

Net earnings attributable to The Estée Lauder Companies Inc. as compared with fiscal 2009 increased over 100%, or $259.9 million, to $478.3 million and diluted net earnings per common share increased over 100% from $1.10 to $2.38.  The results in the current year include the impact of total charges associated with restructuring activities of $55.9 million, after tax, or $.28 per diluted common share and interest expense on debt extinguishment of $17.5 million, after tax, or $.09 per diluted common share.  The results in fiscal 2009 include the impact of total charges associated with restructuring activities of $61.7 million, after tax, or $.31 per diluted common share.

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

Product Categories

Skin Care

Net sales of skin care products decreased 4%, or $110.8 million, to $2,886.0 million, primarily reflecting declines in net sales from our heritage brands.  Despite the difficult economic environment and the unfavorable impact of foreign currency translation, we continued to enhance select product lines to address the needs of our consumers.  The fiscal 2009 launches of Perfectionist [CP+] Wrinkle Lifting Serum and the new Time Zone line of moisturizing products from Estée Lauder and Superdefense SPF 25 Age Defense Moisturizer and Youth Surge SPF 15 Age Decelerating Moisturizer from Clinique contributed incremental sales of approximately $181 million, combined.  While these product launches contributed favorably to the category, they were partially offset by lower sales from other existing products in the Perfectionist, Idealist and Re-Nutriv lines from Estée Lauder and the Superdefense and Repairwear lines from Clinique of approximately $163 million, combined.  Net sales of most other product lines in this category also experienced declines, particularly in Europe, the Middle East & Africa and the Americas, partially offset by double-digit growth in Asia/Pacific.  Excluding the impact of foreign currency translation, skin care net sales increased 2%.

Makeup

Makeup net sales decreased 6%, or $169.5 million, to $2,830.9 million, primarily reflecting lower net sales from our heritage brands of approximately $162 million.  Lower net sales in the makeup product category also reflected a net decrease from our makeup artist brands of approximately $14 million, driven by the Americas region, partially offset by additional points of distribution internationally.  These declines were mitigated in part by fiscal 2009 product launches of reformulated Superfit Makeup and High Impact Lip Colour SPF 15 from Clinique, as well as Estée Lauder Signature Blush, which contributed incremental sales to the category of approximately $82 million, combined.  Excluding the impact of foreign currency translation, makeup net sales decreased 1%.

Fragrance

Net sales of fragrance products decreased 20%, or $281.1 million, to $1,150.9 million.  This decline was largely due to lower sales of designer fragrances, of which approximately $181 million was attributable to certain DKNY, Tommy Hilfiger and Sean John fragrances.  Also contributing to the decrease were lower sales of certain Estée Lauder and Clinique fragrances of approximately $132 million, combined.  The fiscal 2009 launches of Estée Lauder Sensuous, Hilfiger Men, the new DKNY Men fragrance and I Am King Sean John partially offset these declines by collectively contributing sales of approximately $88 million to the category.  Excluding the impact of foreign currency translation, fragrance net sales decreased 14%.

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

In Europe, the Middle East & Africa, net sales decreased 13%, or $395.4 million, to $2,611.3 million, primarily reflecting the unfavorable impact of foreign currency translation.  Net sales decreases of approximately $323 million were driven by the United Kingdom, our travel retail business, Spain, France and Italy.  These performances reflected retailer destocking and tighter working capital management by certain key retailers.  Net sales in our travel retail business also declined due to a significant slowdown in global airline passenger traffic and the impact of weaker currencies in certain key markets.  Partially offsetting these decreases were higher net sales of approximately $11 million in the Middle East and Israel.  Excluding the impact of foreign currency translation, net sales in Europe, the Middle East & Africa decreased 4%.

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

COST OF SALES

Cost of sales as a percentage of total net sales increased to 25.7% as compared with 25.2% in fiscal 2008.  This change reflected an increase in obsolescence charges of approximately 40 basis points, excess overhead costs that were not recovered due to lower production levels of approximately 30 basis points and the negative effect of exchange rates of approximately 20 basis points.  The increase in cost of sales margin also reflected the fiscal 2009 impact of charges associated with restructuring activities and an increase in the level and timing of promotional activities of approximately 10 basis points, each.  Partially offsetting these increases were favorable changes in the mix of our business and from other manufacturing variances of approximately 50 basis points and 10 basis points, respectively.

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

OPERATING EXPENSES

Operating expenses increased to 68.6% of net sales as compared with 64.5% of net sales in fiscal 2008.  In light of the then current economic conditions, we applied various cost-containment measures to maintain expenses in line with our business needs.  While the implementation of these initiatives helped reduce total operating expenses as compared with fiscal 2008, the dramatic decline in net sales during fiscal 2009 was the principal factor that negatively impacted our operating expense margin.  In addition to the decline in net sales, operating expense margin increased by approximately 110 basis points due to charges associated with restructuring activities, as previously discussed.

During fiscal 2009, we evaluated our goodwill, other intangible assets and long-lived assets based upon certain triggering events as well as our annual impairment test of goodwill and other indefinite-lived intangible assets.  Inclusive of the impairment charges incurred during the third quarter of fiscal 2009, we recorded impairment charges of approximately $14 million related to goodwill, approximately $23 million related to trademarks with indefinite lives, approximately $17 million related to other amortizable intangible assets and approximately $9 million related to property, plant and equipment for the fiscal year ended June 30, 2009.  The principal factors that contributed to these impairment charges were lower than expected operating cash flow performance relative to the reporting unit and/or affected assets being tested and the impact of the current economic environment on their projected future results of operations.  Collectively, these charges resulted in an increase to our operating expense margin of approximately 90 basis points.  For further detailed discussion, refer to “Item 8. Financial Statements and Supplementary Data — Note 4 — Property, Plant and Equipment and Note 5 — Goodwill and Other Intangible Assets.”

Despite a reduction in actual selling, advertising, merchandising and sampling spending, operating expense margin increased by approximately 60 basis points driven by the decline in consumer demand in the economic environment.  Changes in advertising, merchandising and sampling spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

Other factors that contributed to the increase in operating expense margin were higher costs of global information technology systems and infrastructure of approximately 50 basis points, net losses from foreign exchange transactions of approximately 40 basis points, and charges resulting from the degradation of the businesses of certain of our retail customers of approximately 20 basis points.

OPERATING RESULTS

Operating income decreased 48%, or $392.3 million, to $418.4 million.  Operating margin decreased to 5.7% of net sales as compared with 10.3% in fiscal 2008, reflecting our lower gross margin and the increase in our operating expense margin as previously discussed.  The following discussions of Operating Results by Product Categories and Geographic Regions exclude the impact of total charges associated with restructuring activities of $91.7 million, or 1.3% of net sales.  We believe the following analysis of operating results better reflects the manner in which we conduct and view our business.

Product Categories

Skin care operating income decreased 27%, or $111.5 million, to $294.1 million and makeup operating income decreased 22%, or $79.6 million, to $279.8 million.  The reduced operating results for the skin care and makeup categories primarily reflected the decline in net sales and charges for goodwill, other intangible asset and long-lived asset impairments, as well as the majority of the impact of the excess overhead charge, loss from foreign exchange transactions and certain other operating expenses as described above.  Fragrance operating results decreased over 100%, or $97.0 million, to an operating loss of $60.8 million primarily reflecting lower net sales of designer fragrance products and certain fragrances from our heritage brands as well as a charge for intangible asset impairment, which were partially offset by a reduction in selling, advertising, merchandising and sampling spending.  Hair care operating income decreased 90%, or $10.4 million, to $1.1 million primarily reflecting lower net sales and a charge for intangible asset impairment.

Geographic Regions

Operating income in the Americas decreased 50%, or $113.1 million, to $115.2 million.  This decline reflected charges for goodwill, other intangible asset and long-lived asset impairments, the majority of the impact of the excess overhead charge and the charge related to the degradation of a certain retailer of approximately $66 million, combined.  Also contributing to the decline were lower sales experienced by the majority of our businesses in the region due to current economic conditions, partially offset by cost containment and contingency plan efforts.

In Europe, the Middle East & Africa, operating income decreased 47%, or $203.4 million, to $229.7 million.  This decrease primarily reflected lower results of approximately $156 million in our travel retail business, Spain, France, Russia, the United Kingdom and Italy, of which approximately $34 million related to charges for goodwill and other intangible asset impairments and the degradation of certain retailers.

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

INTEREST EXPENSE, NET

Net interest expense was $75.7 million as compared with $66.8 million in fiscal 2008.  Interest expense increased primarily due to higher average debt balances, which include an additional $300.0 million of senior notes issued in November 2008, partially offset by lower average interest rates on pre-existing borrowings.  In addition, interest income decreased primarily due to lower average investment rates.

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

The effective rate for income taxes for the year ended June 30, 2009 was 33.8% as compared with 34.9% in fiscal 2008.  The decrease in the effective income tax rate of 110 basis points was primarily attributable to a favorable settlement with the Appeals Division of the IRS (560 basis points), partially offset by an increase in non-deductible expenses and an increase in state and local income tax expense (450 basis points).

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

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad.  At June 30, 2010, we had cash and cash equivalents of $1,120.7 million compared with $864.5 million at June 30, 2009.  Our cash and cash equivalents are maintained at a number of financial institutions.  As of June 30, 2010, less than 10% of our total cash was insured by governmental agencies.  To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength and perform ongoing evaluations of these institutions to limit our concentration risk exposure.

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

On May 24, 2010, we completed a cash tender offer for $130.0 million principal amount of our 2012 Senior Notes at a price of 108.500% of the principal amount and for $69.9 million principal amount of our 2013 Senior Notes at a tender price of 118.813% of the principal amount.  During the fourth quarter of fiscal 2010, we recorded a pre-tax expense on the extinguishment of debt of $27.3 million representing the tender premium, the pro-rata write-off of unamortized terminated interest rate swap, issuance costs and debt discount, and tender offer costs associated with both series of notes.

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

The effects of inflation have not been significant to our overall operating results in recent years.  Generally, we have been able to introduce new products at higher prices or increase prices sufficiently to offset cost increases, which have been moderate.

Credit Ratings

Changes in our credit ratings will likely result in changes in our borrowing costs.  Our credit ratings also impact the cost of our revolving credit facility as discussed below.  Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing.  A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating.  As of August 13, 2010, our commercial paper is rated A-1 by Standard & Poor’s and P-1 by Moody’s and our long-term debt is rated A with a stable outlook by Standard & Poor’s and A2 with a stable outlook by Moody’s.

Debt

At June 30, 2010, our outstanding borrowings were as follows:

	Long-term Debt	Short-term Debt	Total Debt
	(In millions)

6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (1) (7)	$296.3	$—	$296.3
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”) (2)	197.6	—	197.6
5.55% Senior Notes, due May 15, 2017 (“2017 Senior Notes”) (3) (7)	338.3	—	338.3
7.75% Senior Notes, due November 1, 2013 (“2013 Senior Notes”) (4) (7)	230.0	—	230.0
6.00% Senior Notes, due January 15, 2012 (“2012 Senior Notes”) (5)	118.3	—	118.3
Promissory note due August 31, 2012 (6)	7.3	—	7.3
Turkish lira overdraft facility	—	4.6	4.6
Other borrowings	17.2	18.8	36.0
	$1,205.0	$23.4	$1,228.4

(1)             Consists of $300.0 million principal and unamortized debt discount of $3.7 million.

(2)             Consists of $200.0 million principal and unamortized debt discount of $2.4 million.

(3)             Consists of $300.0 million principal, unamortized debt discount of $0.4 million and a $38.7 million adjustment to reflect the fair value of outstanding interest rate swaps.

(4)             Consists of $230.1 million principal and unamortized debt discount of $0.1 million.

(5)             Consists of $120.0 million principal, unamortized debt discount of $0.1 million and a $1.6 million adjustment to reflect the remaining termination value of an interest rate swap that is being amortized to interest expense over the life of the debt.

(6)             Consists of $6.8 million face value and unamortized premium of $0.5 million.  On July 30, 2010, we repaid $3.4 million (plus $0.7 million of accrued interest) at the request of the holder.

(7)             As of June 30, 2010, we were in compliance with all restrictive covenants, including limitations on indebtedness and liens, and expect continued compliance.

We have a $750.0 million commercial paper program under which we may issue commercial paper in the United States.  At June 30, 2010, there was no commercial paper outstanding.  We also have $189.5 million in additional uncommitted credit facilities, of which $10.3 million was used as of June 30, 2010.  We do not anticipate difficulties in securing this form of working capital financing.

We have an undrawn $750.0 million senior unsecured revolving credit facility that expires on April 26, 2012.  This facility may be used primarily to provide credit support for our commercial paper program, to repurchase shares of our common stock and for general corporate purposes.  Up to the equivalent of $250 million of the credit facility is available for multi-currency loans.  The interest rate on borrowings under the credit facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or ½% plus the Federal funds rate.  We incurred costs of approximately $0.3 million to establish the facility which will be amortized over the term of the facility.  The credit facility has an annual fee of $0.4 million, payable quarterly, based on our current credit ratings.  This facility also contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $50.0 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under this facility.  As of June 30, 2010, we were in compliance with all related financial and other restrictive covenants, including limitations on indebtedness and liens, and expect continued compliance.  The financial covenant of this facility requires an interest expense coverage ratio of greater than 3:1 as of the last day of each fiscal quarter.  The interest expense coverage ratio is defined in the credit agreement as the ratio of Consolidated EBITDA (which does not represent a measure of our operating results as defined under U.S. generally accepted accounting principles) to Consolidated Interest Expense and is calculated as stipulated in the agreement as follows:

Twelve Months Ended June 30, 2010 (1)
($ in millions)
Consolidated EBITDA:
Net earnings attributable to The Estee Lauder Companies Inc.	$478.3
Add:
Provision for income taxes	205.9
Interest expense, net (2)	101.6
Depreciation and amortization (3)	260.9
Extraordinary non-cash charges (4) (5)	69.8
Less:
Extraordinary non-cash gains (5)	—
$1,116.5

Consolidated Interest Expense:
Interest expense, net	$101.6

Interest expense coverage ratio	11 to 1

(1)        In accordance with the credit agreement, this period represents the four most recent quarters.

(2)        Includes interest expense, net and interest expense on debt extinguishment.

(3)        Excludes amortization of debt discount, and derivative and debt issuance costs as they are already included in interest expense, net.

(4)        Includes goodwill, other intangible asset and long-lived asset impairments and non-cash charges associated with restructuring activities.

(5)        As provided for in the credit agreement.

We have a fixed rate promissory note agreement with a financial institution pursuant to which we may borrow up to $150.0 million in the form of loan participation notes through one of our subsidiaries in Europe.  The interest rate on borrowings under this agreement is at an all-in fixed rate determined by the lender and agreed to by us at the date of each borrowing.  At June 30, 2010, no borrowings were outstanding under this agreement.  Debt issuance costs incurred related to this agreement were de minimis.

We have an overdraft borrowing agreement with a financial institution pursuant to which our subsidiary in Turkey may be credited to satisfy outstanding negative daily balances arising from its business operations.  The total balance outstanding at any time shall not exceed 40.0 million Turkish lira ($25.3 million at the exchange rate at June 30, 2010).  The interest rate applicable to each such credit shall be up to a maximum of 175 basis points per annum above the spot rate charged by the lender or the lender’s floating call rate agreed to by us at each borrowing.  There were no debt issuance costs incurred related to this agreement.  The outstanding balance at June 30, 2010 ($4.6 million at the exchange rate at June 30, 2010) is classified as short-term debt in our consolidated balance sheet.

We have a 1.5 billion Japanese yen ($16.9 million at the exchange rate at June 30, 2010) revolving credit facility that expires on March 31, 2011 and a 1.5 billion Japanese yen ($16.9 million at the exchange rate at June 30, 2010) revolving credit facility that expires on March 31, 2012.  The interest rates on borrowings under these credit facilities are based on TIBOR (Tokyo Interbank Offered Rate) plus .45% and .75%, respectively and the facility fees incurred on undrawn balances are 15 basis points and 25 basis points, respectively.  At June 30, 2010, no borrowings were outstanding under these facilities.

Total debt as a percent of total capitalization (excluding noncontrolling interest) decreased to 39% at June 30, 2010 from 46% at June 30, 2009, primarily as a result of the debt extinguishment, as previously discussed, coupled with an increase in stockholders’ equity, driven by higher net earnings during fiscal 2010.

Cash Flows

Net cash provided by operating activities was $956.7 million, $696.0 million and $690.1 million in fiscal 2010, 2009 and 2008, respectively.  The increase in operating cash flows in fiscal 2010 as compared with fiscal 2009 primarily reflected higher net earnings, an increase in accounts payable due to the timing of payments and, to a lesser extent, a decrease in accounts receivable.  This increase also reflected higher accrued employee compensation and advertising, merchandising and sampling, partially offset by higher cash paid in fiscal 2010 for restructuring and severance.  These changes were partially offset by the building of safety stock for the April 2010 implementation of SAP at our North American manufacturing plants and the prior-year period impact of significant inventory reductions.  Also partially offsetting the improvements were higher discretionary pension contributions as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Pension and Post-retirement Plan Funding.”  Approximately $60 million of the change in deferred income taxes was offset by a correlative change in noncurrent accrued income taxes, reflecting the balance sheet presentation of unrecognized tax benefits.  The increase in operating cash flows in fiscal 2009 as compared with fiscal 2008 primarily reflected a decrease in inventory, due in part to then-planned reductions in SKUs, as well as lower accounts receivable as a result of lower sales and an improvement in days sales outstanding.  These activities were partially offset by lower net earnings and an increase in income tax receivables as compared with fiscal 2008, as well as a reduction in cash provided by certain working capital components, including payments for accounts payable and other liabilities.

Net cash used for investing activities was $281.4 million, $339.5 million and $478.5 million in fiscal 2010, 2009 and 2008, respectively.  The decrease in investing cash outflows during fiscal 2010 primarily reflected lower acquisition activity in the current year as compared with the acquisitions of Applied Genetics Incorporated Dermatics (“AGI”) and businesses engaged in the wholesale distribution and retail sale of Aveda products in the prior year.  The change also reflected lower cash payments in the current year related to counters and leasehold improvements.  The decrease in investing activities during fiscal 2009 primarily reflected lower capital expenditure activity and the fiscal 2008 acquisition of Ojon Corporation, partially offset by the fiscal 2009 acquisitions of AGI and Aveda distributors.

Net cash used for financing activities was $406.1 million in fiscal 2010, net cash provided by financing activities was $125.8 million in fiscal 2009 and net cash used for financing activities was $78.1 million in fiscal 2008.  The change in net cash flows used for financing activities as compared with net cash flows provided by financing activities in fiscal 2009 was primarily driven by the prior year’s net proceeds from the issuance of the 2013 Senior Notes and the current year’s partial redemption of the 2012 and 2013 Senior Notes.  Also contributing to this change was an increase in treasury stock purchases and repayments related to Ojon promissory notes, partially offset by higher cash inflows from stock option exercises and the prior year’s repayment of commercial paper borrowings.  The fiscal 2009 increase in cash provided by financing activities primarily reflected the issuance of the 2013 Senior Notes and a decrease in treasury stock purchases, partially offset by repayments of outstanding commercial paper.

Dividends

On November 13, 2009, the Board of Directors declared an annual dividend of $.55 per share on our Class A and Class B common stock, of which an aggregate of $109.1 million was paid on December 16, 2009 to stockholders of record at the close of business on November 30, 2009.  The annual common stock dividend declared during fiscal 2009 was $.55 per share, of which an aggregate of $108.4 million was paid on December 17, 2008 to stockholders of record at the close of business on December 1, 2008.

Pension and Post-retirement Plan Funding

Several factors influence the annual funding requirements for our pension plans.  For the U.S. Qualified Plan, our funding policy consists of annual contributions at a rate that provides for future plan benefits and maintains appropriate funded percentages.  Such contribution is not less than the minimum required by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and subsequent pension legislation, and is not more than the maximum amount deductible for income tax purposes.  For each international plan, our funding policies are determined by local laws and regulations.  In addition, amounts necessary to fund future obligations under these plans could vary depending on estimated assumptions as detailed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”  The effect of our pension plan funding on future operating results will depend on economic conditions, employee demographics, mortality rates, the number of participants electing to take lump-sum distributions, investment performance and funding decisions.

The unprecedented economic downturn that started in fiscal 2009 created a difficult investment environment.  For the U.S. Qualified Plan, we maintain an investment strategy of matching the duration of a substantial portion of the plan assets with the duration of the underlying plan liabilities.  This strategy, as well as the recovery of equity investments in fiscal 2010, helped mitigate the negative effects of the downturn and assisted in maintaining a funded ratio of more than 100% as of June 30, 2010.  For fiscal 2010 and 2009, there was no minimum contribution to the U.S. Qualified Plan required by ERISA.  We made discretionary contributions totaling $39.0 million and $17.0 million to the U.S. Qualified Plan during fiscal 2010 and 2009, respectively.  We made a discretionary contribution to our post-retirement plan in the United States of $6.0 million during fiscal 2010.  At this time, we do not expect to make cash contributions to the U.S. Qualified Plan or our post-retirement plan in the United States during fiscal 2011.  However, as we continue to monitor the performance of our plan assets, we may decide to make discretionary contributions.

For fiscal 2010 and 2009, we made benefit payments under our non-qualified domestic noncontributory pension plan of $7.7 million and $8.1 million, respectively.  We expect to make benefit payments under this plan during fiscal 2011 of approximately $8 million.  For fiscal 2010 and 2009, we made cash contributions to our international defined benefit pension plans of $68.2 million and $41.8 million, respectively.  We expect to make contributions under these plans during fiscal 2011 of approximately $21 million.

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

For additional contingencies refer to “Item 3. Legal Proceedings.”

Contractual Obligations

The following table summarizes scheduled maturities of our contractual obligations for which cash flows are fixed and determinable as of June 30, 2010:

		Payments Due in Fiscal
	Total	2011	2012	2013	2014	2015	Thereafter
	(In millions)

Debt service (1)	$2,072.6	$84.1	$188.7	$67.2	$277.5	$35.1	$1,420.0
Operating lease commitments (2)	1,203.3	200.2	175.7	152.3	131.9	115.8	427.4
Unconditional purchase obligations (3)	2,212.9	1,302.3	214.6	204.1	94.8	96.2	300.9
Gross unrecognized tax benefits and interest — current (4)	41.3	41.3	—	—	—	—	—
Total contractual obligations	$5,530.1	$1,627.9	$579.0	$423.6	$504.2	$247.1	$2,148.3

(1)        Includes long-term and short-term debt and the related projected interest costs, and to a lesser extent, capital lease commitments. Interest costs on long-term and short-term debt are projected to be $60.6 million in fiscal 2011, $60.8 million in fiscal 2012, $53.6 million in fiscal 2013, $44.0 million in fiscal 2014, $35.0 million in fiscal 2015 and $619.8 million thereafter.  Projected interest costs on variable rate instruments were calculated using market rates at June 30, 2010.  Refer to “Item 8. Financial Statements and Supplementary Data — Note 10 - Debt.”

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

(3)        Unconditional purchase obligations primarily include inventory commitments, estimated future earn-out payments, estimated royalty payments pursuant to license agreements, advertising commitments, capital improvement commitments, planned funding of pension and other post-retirement benefit obligations, commitments pursuant to executive compensation arrangements, obligations related to our cost savings initiatives and acquisitions.  In July 2010, we acquired Smashbox Beauty Cosmetics for a purchase price of approximately $250 million, which was funded by cash provided by operations.  Future earn-out payments and future royalty and advertising commitments were estimated based on planned future sales for the term that was in effect at June 30, 2010, without consideration for potential renewal periods.

(4)        Refer to “Item 8. Financial Statements and Supplementary Data — Note 8 — Income Taxes” for information regarding unrecognized tax benefits.  During the fourth quarter of fiscal 2010, we made a cash payment of $20.5 million to the U.S. Treasury as an advance deposit, which is not reflected as a reduction to the $41.3 million.  As of June 30, 2010, the noncurrent portion of our unrecognized tax benefits, including related accrued interest and penalties was $152.7 million.  At this time, the settlement period for the noncurrent portion of the unrecognized tax benefits, including related accrued interest and penalties, cannot be determined and therefore was not included.

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

Foreign Exchange Risk Management

We enter into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with our identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that we receive from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  We may also enter into foreign currency option contracts to hedge anticipated transactions.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as foreign currency cash-flow hedges and have varying maturities through the end of June 2011.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology.  The ineffective portion of both foreign currency forward and option contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income (loss) are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in accumulated other comprehensive income (loss) are reclassified to current-period earnings.  As of June 30, 2010, these foreign currency cash-flow hedges were highly effective in all material respects.

At June 30, 2010, we had foreign currency forward contracts in the amount of $1,348.8 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the Swiss franc ($257.5 million), British pound ($241.9 million), Canadian dollar ($152.2 million), Euro ($148.0 million), Hong Kong dollar ($97.3 million), Australian dollar ($88.3 million) and Japanese yen ($62.3 million).

Interest Rate Risk Management

We enter into interest rate derivative contracts to manage the exposure to interest rate fluctuations on our funded indebtedness and anticipated issuance of debt for periods consistent with the identified exposures.  We have interest rate swap agreements, with a notional amount totaling $250.0 million, to effectively convert the fixed rate interest on our 2017 Senior Notes to variable interest rates based on six-month LIBOR.  These interest rate swap agreements are designated as fair-value hedges of the related long-term debt and meet the accounting criteria that permit changes in the fair values of the interest rate swap agreements to exactly offset changes in the fair value of the underlying long-term debt.  As of June 30, 2010, these fair-value hedges were highly effective in all material respects.

Credit Risk

As a matter of policy, we only enter into derivative contracts with counterparties that have at least an “A” (or equivalent) credit rating.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $57.7 million at June 30, 2010.  To manage this risk, we have established strict counterparty credit guidelines that are continually monitored and reported to management.  Accordingly, management believes risk of loss under these hedging contracts is remote.

Certain of our derivative financial instruments contain credit-risk-related contingent features.  As of June 30, 2010, we were in compliance with such features and there were no derivative financial instruments with credit-risk-related contingent features that were in a net liability position.

Market Risk

We use a value-at-risk model to assess the market risk of our derivative financial instruments.  Value-at-risk represents the potential losses for an instrument or portfolio from adverse changes in market factors for a specified time period and confidence level.  We estimate value-at-risk across all of our derivative financial instruments using a model with historical volatilities and correlations calculated over the past 250-day period.  The high, low and average measured value-at-risk for the twelve months ended June 30, 2010 and 2009 related to our foreign exchange and interest rate contracts are as follows:

	June 30, 2010			June 30, 2009
(In millions)	High	Low	Average	High	Low	Average

Foreign exchange contracts	$31.7	$19.0	$22.7	$28.4	$14.2	$21.6
Interest rate contracts	31.3	10.5	18.1	34.3	23.0	29.5

The change in the average value-at-risk measures from the prior year related to our foreign exchange contracts reflected a different size and mix of the portfolio.  The change in the average value-at-risk measures from the prior year related to our interest rate contracts reflected lower interest rate volatilities.  The model estimates were made assuming normal market conditions and a 95 percent confidence level.  We used a statistical simulation model that valued our derivative financial instruments against one thousand randomly generated market price paths.

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

RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to “Item 8. Financial Statements and Supplementary Data — Note 2 — Summary of Significant Accounting Policies” for discussion regarding the impact of recently adopted accounting standards, as well as the impact of accounting standards that were recently issued but not yet effective, on our consolidated financial statements.

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

(8) changes in the laws, regulations and policies (including the interpretations and enforcement thereof) that affect, or will affect, our business, including those relating to our products, changes in accounting standards, tax laws and regulations, environmental or climate change laws, regulations or accords, trade rules and customs regulations, and the outcome and expense of legal or regulatory proceedings, and any action we may take as a result;

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

(17) the timing and impact of acquisitions and divestitures, which depend on willing sellers and buyers, respectively; and

(18) additional factors as described in our filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure.  The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2010 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

As part of our Strategic Modernization Initiative, we anticipate the continued migration of our operations to SAP, with the majority of our locations being implemented through fiscal 2012.  In April 2010, we implemented SAP at our North American manufacturing plants.  Based on management’s evaluation, the necessary steps were taken to monitor and maintain appropriate internal control over financial reporting during the quarter ended June 30, 2010.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting and the report of independent registered public accounting firm on our internal control over financial reporting are incorporated herein from pages F-2 and F-3, respectively.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item, not already provided herein under “Item 1. Business — Executive Officers,” will be included in our Proxy Statement for the 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”).  The 2010 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2010 and such information is incorporated herein by reference.

Item 11.  Executive Compensation.

The information required by this Item 11 (Executive Compensation) of Form 10-K will be included in the 2010 Proxy Statement.  The 2010 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2010 and such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included in the 2010 Proxy Statement.  The 2010 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2010 and such information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in the 2010 Proxy Statement.  The 2010 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2010 and such information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item will be included in the 2010 Proxy Statement.  The 2010 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2010 and such information is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)                1 and 2.  Financial Statements and Schedules - See index on Page F-1.

3. Exhibits:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation, dated November 16, 1995 (filed as Exhibit 3.1 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

3.2	Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on January 27, 2000) (SEC File No. 1-14064).*

3.3	Certificate of Designations for the Series A Cumulative Redeemable Preferred Stock (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on January 29, 2004) (SEC File No. 1-14064).*

3.4	Amended and Restated Bylaws (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on May 12, 2009) (SEC File No. 1-14064).*

4.1

Indenture, dated November 5, 1999, between the Company and State Street Bank and Trust Company, N.A. (filed as Exhibit 4 to Amendment No. 1 to our Registration Statement on Form S-3 (No. 333-85947) filed on November 5, 1999) (SEC File No. 1-14064).*

4.2

Officers’ Certificate, dated January 10, 2002, defining certain terms of the 6% Senior Notes due 2012 (filed as Exhibit 4.2 to our Quarterly Report on Form 10-Q filed on January 31, 2002) (SEC File No. 1-14064).*

4.3	Global Note for the 6% Senior Notes due 2012 (filed as Exhibit 4.3 to our Quarterly Report on Form 10-Q filed on January 31, 2002) (SEC File No. 1-14064).*

4.4

Officers’ Certificate, dated September 29, 2003, defining certain terms of the 5.75% Senior Notes due 2033 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on September 29, 2003) (SEC File No. 1-14064).*

4.5	Global Note for 5.75% Senior Notes due 2033 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on September 29, 2003) (SEC File No. 1-14064).*

4.6

Officers’ Certificate, dated May 1, 2007, defining certain terms of the 5.550% Senior Notes due 2017 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on May 1, 2007) (SEC File No. 1-14064).*

4.7	Global Note for 5.550% Senior Notes due 2017 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on May 1, 2007) (SEC File No. 1-14064).*

4.8

Officers’ Certificate, dated May 1, 2007, defining certain terms of the 6.000% Senior Notes due 2037 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on May 1, 2007) (SEC File No. 1-14064).*

4.9	Global Note for 6.000% Senior Notes due 2037 (filed as Exhibit 4.4 to our Current Report on Form 8-K filed on May 1, 2007) (SEC File No. 1-14064).*

4.10

Officers’ Certificate, dated November 4, 2008, defining certain terms of the 7.750% Senior Notes due 2013 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on November 4, 2008) (SEC File No. 1-14064).*

4.11	Global Note for 7.750% Senior Notes due 2013 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on November 4, 2008) (SEC File No. 1-14064).*

10.1	Stockholders’ Agreement, dated November 22, 1995 (filed as Exhibit 10.1 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

10.1a	Amendment No. 1 to Stockholders’ Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 30, 1996) (SEC File No. 1-14064).*

10.1b	Amendment No. 2 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 28, 1997) (SEC File No. 1-14064).*

10.1c	Amendment No. 3 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on April 29, 1997) (SEC File No. 1-14064).*

10.1d	Amendment No. 4 to Stockholders’ Agreement (filed as Exhibit 10.1d to our Annual Report on Form 10-K filed on September 18, 2000) (SEC File No. 1-14064).*

10.1e	Amendment No. 5 to Stockholders’ Agreement (filed as Exhibit 10.1e to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).*

10.1f	Amendment No. 6 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 27, 2005) (SEC File No. 1-14064).*

10.1g	Amendment No. 7 to Stockholders’ Agreement (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).*

10.2	Registration Rights Agreement, dated November 22, 1995 (filed as Exhibit 10.2 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

10.2a	First Amendment to Registration Rights Agreement (filed as Exhibit 10.3 to our Annual Report on Form 10-K filed on September 10, 1996) (SEC File No. 1-14064).*

10.2b	Second Amendment to Registration Rights Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on April 29, 1997) (SEC File No. 1-14064).*

10.2c	Third Amendment to Registration Rights Agreement (filed as Exhibit 10.2c to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).*

10.2d	Fourth Amendment to Registration Rights Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 29, 2004) (SEC File No. 1-14064).*

10.3	Fiscal 1999 Share Incentive Plan dated November 5, 1998 (filed as Exhibit 4(c) to our Registration Statement on Form S-8 (No. 333-66851) filed on November 5, 1998) (SEC File No. 1-14064).* †

10.3a	Form of Stock Option Agreement under Fiscal 1999 Share Incentive Plan (filed as Exhibit 10.3b to our Annual Report on Form 10-K filed on September 3, 2004) (SEC File No. 1-14064).* †

10.4	The Estee Lauder Companies Retirement Growth Account Plan, as amended.†

10.5	The Estee Lauder Inc. Retirement Benefits Restoration Plan.†

10.6	Executive Annual Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2008) (SEC File No. 1-14064).* †

10.7	Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

10.7a	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8a to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).* †

10.7b	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 10, 2005) (SEC File No. 1-14064).* †

10.7c	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 5, 2009) (SEC File No. 1-14064).* †

10.7d	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.8	Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 3, 2007) (SEC File No. 1-14064).* †

10.8a	Amendment to Employment Agreement with William P. Lauder (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 14, 2007) (SEC File No. 1-14064).* †

10.8b	Amendment to Employment Agreement with William P. Lauder (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on March 27, 2009) (SEC File No. 1-14064).* †

10.9	Employment Agreement with Fabrizio Freda (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2007) (SEC File No. 1-14064).* †

10.9a	Amendment to Employment Agreement with Fabrizio Freda (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 27, 2009) (SEC File No. 1-14064).* †

10.10	Employment Agreement with Richard W. Kunes (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 2, 2009) (SEC File No. 1-14064).* †

10.11	Employment Agreement with John Demsey (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on October 28, 2008) (SEC File No. 1-14064).* †

10.12	Employment Agreement with Cedric Prouvé (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on October 28, 2008) (SEC File No. 1-14064).* †

10.12a	Amendment to Employment Agreement with Cedric Prouvé (filed as Exhibit 10.9 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.13	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (filed as Exhibit 10.14 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

10.14	Form of Deferred Compensation Agreement (stock-based) with Outside Directors (filed as Exhibit 10.15 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

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

10.17	The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on September 25, 2007) (SEC File No. 1-14064).* †

10.17a	Form of Stock Option Agreement under Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 4, 2006) (SEC File No. 1-14064).* †

10.17b

Form of Performance Share Unit Award Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 25, 2006) (SEC File No. 1-14064).*†

10.17c

Form of Restricted Stock Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 25, 2006) (SEC File No. 1-14064).*†

10.17d

Form of Restricted Stock Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 25, 2006) (SEC File No. 1-14064).*†

10.17e

Form of Stock Option Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on September 25, 2007) (SEC File No. 1-14064).* †

10.17f

Form of Performance Share Unit Award Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.4 to our Current Report on Form 8-K filed on September 25, 2007) (SEC File No. 1-14064).* †

10.17g

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

Form of Stock Option Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 28, 2008) (SEC File No. 1-14064).* †

10.17j

Form of Performance Share Unit Award Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on October 28, 2008) (SEC File No. 1-14064).* †

10.17k

Form of Restricted Stock Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on October 28, 2008) (SEC File No. 1-14064).* †

10.17l

Form of Restricted Stock Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on October 28, 2008) (SEC File No. 1-14064).* †

10.17m

Form of Stock Option Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.17n

Form of Performance Share Unit Award Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.17o

Form of Performance Share Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.17p

Form of Restricted Stock Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.17q

Form of Restricted Stock Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers for grants related to bonuses (including Form of Notice of Grant) (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.17r

Form of Restricted Stock Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.18	Summary of Compensation For Non-Employee Directors of the Company (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on May 17, 2005) (SEC File No. 1-14064).* †

10.19

$750 Million Credit Agreement, dated April 26, 2007, by and among The Estée Lauder Companies Inc., Estee Lauder Inc., the Eligible Subsidiaries, as defined therein, the lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent (“JPMCB”), Bank of America, N.A. and Citibank, N.A., as syndication agents, Bank of Tokyo-Mitsubishi Trust Company and BNP Paribas, as documentation agents and Citigroup Global Markets Inc. and JPMCB, as joint book runners and joint lead arrangers (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.20

Services Agreement, dated January 1, 2003, among Estee Lauder Inc., Melville Management Corp., Leonard A. Lauder, and William P. Lauder (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC file No. 1014064)*

10.21

Services Agreement, dated November 22, 1995, between Estee Lauder Inc. and RSL Investment Corp. (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC file No. 1014064).*

10.22

Agreement of Sublease and Guarantee of Sublease, dated April 1, 2005, among Aramis Inc., RSL Management Corp., and Ronald S. Lauder (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on January 28, 2010).*

10.22a	First Amendment to Sublease, dated February 28, 2007, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on January 28, 2010).*

10.22b	Second Amendment to Sublease, dated January 27, 2010, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on January 28, 2010).*

10.23	Form of Art Loan Agreement between Lender and Estee Lauder Inc. (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on January 28, 2010).*

21.1	List of significant subsidiaries.

23.1	Consent of KPMG LLP.

24.1	Power of Attorney.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

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

Date:  August 19, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title (s)	Date

FABRIZIO FREDA*	President, Chief Executive Officer	August 19, 2010
Fabrizio Freda	and a Director
(Principal Executive Officer)

WILLIAM P. LAUDER*	Executive Chairman	August 19, 2010
William P. Lauder	and a Director

LEONARD A. LAUDER*	Director	August 19, 2010
Leonard A. Lauder

CHARLENE BARSHEFSKY*	Director	August 19, 2010
Charlene Barshefsky

ROSE MARIE BRAVO*	Director	August 19, 2010
Rose Marie Bravo

PAUL J. FRIBOURG*	Director	August 19, 2010
Paul J. Fribourg

MELLODY HOBSON*	Director	August 19, 2010
Mellody Hobson

IRVINE O. HOCKADAY, JR.*	Director	August 19, 2010
Irvine O. Hockaday, Jr.

AERIN LAUDER*	Director	August 19, 2010
Aerin Lauder

JANE LAUDER*	Director	August 19, 2010
Jane Lauder

RICHARD D. PARSONS*	Director	August 19, 2010
Richard D. Parsons

LYNN FORESTER DE ROTHSCHILD*	Director	August 19, 2010
Lynn Forester de Rothschild

BARRY S. STERNLICHT*	Director	August 19, 2010
Barry S. Sternlicht

RICHARD F. ZANNINO*	Director	August 19, 2010
Richard F. Zannino

/s/ RICHARD W. KUNES	Executive Vice President and	August 19, 2010
Richard W. Kunes	Chief Financial Officer
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

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, the Company’s management has concluded that, as of June 30, 2010, the Company’s internal control over financial reporting was effective.

/s/ Fabrizio Freda	/s/ Richard W. Kunes
Fabrizio Freda	Richard W. Kunes
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

August 19, 2010

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders
The Estée Lauder Companies Inc.:

We have audited The Estée Lauder Companies Inc.’s (“the Company”) internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The Estée Lauder Companies Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Estee Lauder Companies Inc. and subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of earnings, equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended June 30 2010, and our report dated August 19, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York
August 19, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Estée Lauder Companies Inc.:

We have audited the accompanying consolidated balance sheets of The Estée Lauder Companies Inc. and subsidiaries (“the Company”) as of June 30, 2010 and 2009, and the related consolidated statements of earnings, equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended June 30, 2010.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed on the index on page F-1.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Estée Lauder Companies Inc. and subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Estée Lauder Companies Inc.’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 19, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in the notes to the consolidated financial statements, the Company changed its methods of accounting for business combinations and non-controlling interests in fiscal 2010. The Company changed its method of accounting for uncertainty in income taxes in fiscal 2008.

/s/ KPMG LLP

New York, New York
August 19, 2010

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended June 30
	2010	2009	2008
	(In millions, except per share data)

Net Sales	$7,795.8	$7,323.8	$7,910.8
Cost of sales	1,829.4	1,881.6	1,996.8

Gross Profit	5,966.4	5,442.2	5,914.0

Operating expenses:
Selling, general and administrative	5,067.0	4,883.9	5,088.9
Restructuring and other special charges	61.1	76.8	0.4
Goodwill impairment	16.6	14.3	—
Impairment of other intangible and long-lived assets	31.8	48.8	14.0
	5,176.5	5,023.8	5,103.3

Operating Income	789.9	418.4	810.7

Interest expense, net	74.3	75.7	66.8
Interest expense on debt extinguishment	27.3	—	—
Earnings before Income Taxes	688.3	342.7	743.9

Provision for income taxes	205.9	115.9	259.9
Net Earnings	482.4	226.8	484.0

Net earnings attributable to noncontrolling interests	(4.1)	(8.4)	(10.2)
Net Earnings Attributable to The Estée Lauder Companies Inc.	$478.3	$218.4	$473.8

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$2.42	$1.11	$2.44
Diluted	$2.38	$1.10	$2.40

Weighted average common shares outstanding:
Basic	197.7	196.3	193.9
Diluted	200.7	197.7	197.1

Cash dividends declared per common share	$.55	$.55	$.55

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED BALANCE SHEETS

	June 30
	2010	2009
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$1,120.7	$864.5
Accounts receivable, net	746.2	853.3
Inventory and promotional merchandise, net	826.6	795.0
Prepaid expenses and other current assets	427.5	399.7
Total current assets	3,121.0	2,912.5

Property, Plant and Equipment, net	1,023.6	1,026.7

Other Assets
Investments, at cost or market value	12.2	12.7
Goodwill	752.5	759.9
Other intangible assets, net	109.5	150.1
Other assets	316.8	314.7
Total other assets	1,191.0	1,237.4
Total assets	$5,335.6	$5,176.6

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$23.4	$33.8
Accounts payable	425.2	329.8
Accrued income taxes	5.6	33.2
Other accrued liabilities	1,118.0	1,062.4
Total current liabilities	1,572.2	1,459.2

Noncurrent Liabilities
Long-term debt	1,205.0	1,387.6
Accrued income taxes	163.3	259.1
Other noncurrent liabilities	429.7	406.7
Total noncurrent liabilities	1,798.0	2,053.4

Commitments and Contingencies (Note 14)

Equity
Common stock, $.01 par value; 650,000,000 shares Class A authorized; shares issued: 190,767,435 at June 30, 2010 and 183,921,350 at June 30, 2009; 240,000,000 shares Class B authorized; shares issued and outstanding: 77,082,041 at June 30, 2010 and 78,067,261 at June 30, 2009	2.7	2.6
Paid-in capital	1,428.7	1,145.6
Retained earnings	3,564.0	3,195.0
Accumulated other comprehensive loss	(196.7)	(117.1)
	4,798.7	4,226.1
Less: Treasury stock, at cost; 70,125,805 Class A shares at June 30, 2010 and 65,294,477 Class A shares at June 30, 2009	(2,850.3)	(2,586.1)
Total stockholders’ equity — The Estée Lauder Companies Inc.	1,948.4	1,640.0
Noncontrolling interests	17.0	24.0
Total equity	1,965.4	1,664.0
Total liabilities and equity	$5,335.6	$5,176.6

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Year Ended June 30
	2010	2009	2008
	(In millions)

Common stock, beginning of year	$2.6	$2.6	$2.6
Stock-based compensation	0.1	—	—
Common stock, end of year	2.7	2.6	2.6

Paid-in capital, beginning of year	1,145.6	979.0	801.7
Stock-based compensation	283.7	166.6	172.7
Settlement of accelerated share repurchase program	—	—	4.6
Purchase of noncontrolling interest	(0.6)	—	—
Paid-in capital, end of year	1,428.7	1,145.6	979.0

Retained earnings, beginning of year	3,195.0	3,085.1	2,731.5
Cumulative effect of adjustments resulting from adoption of new accounting standards	—	—	(13.1)
Adjusted retained earnings, beginning of year	3,195.0	3,085.1	2,718.4
Common stock dividends	(109.3)	(108.5)	(106.8)
Stock-based compensation	—	—	(0.3)
Net earnings attributable to The Estée Lauder Companies Inc.	478.3	218.4	473.8
Retained earnings, end of year	3,564.0	3,195.0	3,085.1

Accumulated other comprehensive income, beginning of year	(117.1)	110.8	54.7
Other comprehensive income (loss)	(79.4)	(227.9)	56.1
Purchase of noncontrolling interest	(0.2)	—	—
Accumulated other comprehensive income (loss), end of year	(196.7)	(117.1)	110.8

Treasury stock, beginning of year	(2,586.1)	(2,524.3)	(2,391.5)
Acquisition of treasury stock	(257.8)	(55.2)	(129.1)
Stock-based compensation	(6.4)	(6.6)	(3.7)
Treasury stock, end of year	(2,850.3)	(2,586.1)	(2,524.3)

Total stockholders’ equity — The Estée Lauder Companies Inc.	1,948.4	1,640.0	1,653.2

Noncontrolling interests, beginning of year	24.0	26.6	21.3
Net earnings attributable to noncontrolling interests	4.1	8.4	10.2
Distributions to noncontrolling interest holders	(7.7)	(8.3)	(9.2)
Other comprehensive income (loss)	(3.4)	(2.7)	4.3
Noncontrolling interests, end of year	17.0	24.0	26.6

Total equity	$1,965.4	$1,664.0	$1,679.8

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended June 30
	2010	2009	2008
	(In millions)

Net earnings	$482.4	$226.8	$484.0

Other comprehensive income (loss):
Net unrealized investment gain (loss), net of tax	0.4	(0.5)	(0.5)
Net derivative instrument gain (loss), net of tax	12.8	(6.4)	(0.3)
Net actuarial gain (loss), net of tax	(32.4)	(87.4)	(17.8)
Net prior service credit (cost), net of tax	5.5	5.5	(23.7)
Net transition asset (obligation), net of tax	—	—	0.1
Translation adjustments, net of tax	(69.3)	(141.8)	102.6
	(83.0)	(230.6)	60.4
Comprehensive income (loss)	399.4	(3.8)	544.4

Comprehensive (income) loss attributable to noncontrolling interests:
Net earnings	(4.1)	(8.4)	(10.2)
Translation adjustments, net of tax	3.4	2.7	(4.3)
	(0.7)	(5.7)	(14.5)
Comprehensive income (loss) attributable to The Estée Lauder Companies Inc.	$398.7	$(9.5)	$529.9

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30
	2010	2009	2008
	(In millions)
Cash Flows from Operating Activities
Net earnings	$482.4	$226.8	$484.0
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	263.7	254.0	250.7
Deferred income taxes	(24.7)	(108.2)	(115.6)
Non-cash stock-based compensation	57.0	51.5	47.2
Excess tax benefits from stock-based compensation arrangements	(10.8)	(1.4)	(1.1)
Loss on disposal of property, plant and equipment	23.0	11.4	12.5
Goodwill, other intangible asset and long-lived asset impairments	48.4	63.1	14.0
Non-cash charges associated with restructuring activities	21.4	12.2	—
Non-cash charge on debt extinguishment	2.4	—	—
Pension and post-retirement benefit expense	61.6	52.0	51.8
Pension and post-retirement benefit contributions	(125.7)	(71.3)	(71.5)
Other non-cash items	0.6	1.2	1.7
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	79.2	103.8	(86.5)
Decrease (increase) in inventory and promotional merchandise, net	(60.8)	125.7	(70.7)
Decrease (increase) in other assets, net	29.3	(72.2)	(5.7)
Increase (decrease) in accounts payable	103.6	(11.9)	17.1
Increase (decrease) in accrued income taxes	(78.8)	24.5	122.6
Increase in other liabilities	84.9	34.8	39.6
Net cash flows provided by operating activities	956.7	696.0	690.1

Cash Flows from Investing Activities
Capital expenditures	(270.6)	(279.8)	(357.8)
Acquisition of businesses and other intangible assets, net of cash acquired	(10.7)	(68.5)	(116.0)
Proceeds from the disposition of long-term investments	—	9.2	—
Purchases of long-term investments	(0.1)	(0.4)	(4.7)
Net cash flows used for investing activities	(281.4)	(339.5)	(478.5)

Cash Flows from Financing Activities
Increase (decrease) in short-term debt, net	(7.5)	(93.5)	54.8
Proceeds from issuance of long-term debt, net	—	297.7	—
Repayments and redemptions of long-term debt	(227.2)	(10.1)	(5.9)
Net proceeds from stock-based compensation transactions	205.0	109.6	117.3
Excess tax benefits from stock-based compensation arrangements	10.8	1.4	1.1
Payments to acquire treasury stock	(266.7)	(62.6)	(129.6)
Dividends paid to stockholders	(109.1)	(108.4)	(106.6)
Payments to noncontrolling interest holders	(11.4)	(8.3)	(9.2)
Net cash flows provided by (used for) financing activities	(406.1)	125.8	(78.1)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(13.0)	(19.5)	14.5
Net Increase in Cash and Cash Equivalents	256.2	462.8	148.0
Cash and Cash Equivalents at Beginning of Year	864.5	401.7	253.7
Cash and Cash Equivalents at End of Year	$1,120.7	$864.5	$401.7

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS

The Estée Lauder Companies Inc. manufactures, markets and sells skin care, makeup, fragrance and hair care products around the world.  Products are marketed under the following brand names:  Estée Lauder, Aramis, Clinique, Prescriptives, Lab Series, Origins, M•A•C, Bobbi Brown, La Mer, Aveda, Jo Malone, Bumble and bumble, Darphin, American Beauty, Flirt!, GoodSkin Labs, grassroots research labs and Ojon.  The Estée Lauder Companies Inc. is also the global licensee of the Tommy Hilfiger, Kiton, Donna Karan, Michael Kors, Sean John, Missoni, Daisy Fuentes, Tom Ford and Coach brand names for fragrances and/or cosmetics.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of The Estée Lauder Companies Inc. and its subsidiaries (collectively, the “Company”).  All significant intercompany balances and transactions have been eliminated.

In accordance with recently adopted accounting guidance, net earnings attributable to The Estée Lauder Companies Inc. and net earnings attributable to noncontrolling interests are disclosed separately on the face of the accompanying consolidated statements of earnings.  In addition, noncontrolling interests are reported as a separate component of equity in the consolidated balance sheets and consolidated statements of equity.

Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to current period presentation.

Management Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses reported in those financial statements.  Certain significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, inventory, pension and other post-retirement benefit costs, goodwill, other intangible assets and long-lived assets, income taxes and derivatives.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate.  As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions.  Significant changes, if any, in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at year-end rates of exchange, while revenue and expenses are translated at weighted average rates of exchange for the year.  Unrealized translation gains or losses are reported as cumulative translation adjustments through other comprehensive income (loss).  Such adjustments amounted to $65.9 and $139.1 million of unrealized translation losses, net of tax, in fiscal 2010 and 2009, respectively, and $98.3 million of unrealized translation gains, net of tax, in fiscal 2008.  For the Company’s subsidiary operating in a highly inflationary economy, the U.S. dollar is the functional currency.  Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings.

The Company enters into foreign currency forward and option contracts to hedge foreign currency transactions for periods consistent with its identified exposures.  Accordingly, the Company categorizes these instruments as entered into for purposes other than trading.

The accompanying consolidated statements of earnings include net exchange gains (losses) of $(33.3) million, $(20.0) million and $3.9 million in fiscal 2010, 2009 and 2008, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include $534.5 million and $239.8 million of short-term time deposits at June 30, 2010 and 2009, respectively.  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  Approximately 16% and 14% of the Company’s cash and cash equivalents are held by two counterparties.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions of $34.3 million and $41.4 million as of June 30, 2010 and 2009, respectively.  This reserve is based upon the evaluation of accounts receivable aging, specific exposures and historical trends.

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

Derivative Financial Instruments

The Company’s derivative financial instruments are recorded as either assets or liabilities on the balance sheet and measured at fair value.  All derivatives outstanding as of June 30, 2010 are (i) designated as a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair-value” hedge), (ii) designated as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“foreign currency cash-flow” hedge), or (iii) not designated as a hedging instrument.  Changes in the fair value of a derivative that is designated and qualifies as a fair-value hedge that is highly effective are recorded in current-period earnings, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on unrecognized firm commitments).  Changes in the fair value of a derivative that is designated and qualifies as a foreign currency cash-flow hedge of a foreign-currency-denominated forecasted transaction that is highly effective are recorded in other comprehensive income (loss) (“OCI”).  Gains and losses deferred in OCI are then recognized in current-period earnings when earnings are affected by the variability of cash flows of the hedged foreign-currency-denominated forecasted transaction (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings).  Changes in the fair value of derivative instruments not designated as hedging instruments are reported in current-period earnings.

Property, Plant and Equipment

Property, plant and equipment, including leasehold and other improvements that extend an asset’s useful life or productive capabilities, are carried at cost less accumulated depreciation and amortization.  Costs incurred for computer software developed or obtained for internal use are capitalized as part of machinery and equipment during the application development stage and expensed as incurred during the preliminary project and post-implementation stages.  For financial statement purposes, depreciation is provided principally on the straight-line method over the estimated useful lives of the assets ranging from 3 to 40 years.  Leasehold improvements are amortized on a straight-line basis over the shorter of the lives of the respective leases or the expected useful lives of those improvements.

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

Testing goodwill for impairment requires the Company to estimate fair values of reporting units using significant estimates and assumptions.  The assumptions made will impact the outcome and ultimate results of the testing.  The Company uses industry accepted valuation models and set criteria that are reviewed and approved by various levels of management and, in certain instances, the Company engages third-party valuation specialists for advice.  To determine fair value of the reporting unit, the Company generally uses an equal weighting of the income and market approaches.  In certain circumstances, equal weighting will not be applied if one of these methods may be less reliable (e.g., only the income approach would be used for reporting units with existing negative margins).  The Company believes both approaches are equally relevant and the most reliable indications of fair value because the fair value of product or service companies is more dependent on the ability to generate earnings than on the value of the assets used in the production process.

Under the income approach, the Company determines fair value using a discounted cash flow method, projecting future cash flows of each reporting unit, as well as terminal value, and discounting such cash flows at a rate of return that reflects the relative risk of the cash flows.  Under the market approach, the Company utilizes information from comparable publicly traded companies with similar operating and investment characteristics as the reporting units, which creates valuation multiples that are applied to the operating performance of the reporting unit being tested, to value the reporting unit.  The key estimates and factors used in these two approaches include, but are not limited to, revenue growth rates and profit margins based on internal forecasts, terminal value, the weighted-average cost of capital used to discount future cash flows and comparable market multiples.

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

The Company’s largest customer sells products primarily within the United States and accounted for $876.3 million or 11%, $907.3 million, or 12%, and $951.4 million, or 12%, of the Company’s consolidated net sales in fiscal 2010, 2009 and 2008, respectively.  This customer accounted for $84.3 million and $97.1 million, or 11%, of the Company’s accounts receivable at June 30, 2010 and 2009, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Revenues from merchandise sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of the risk of loss related to those goods.  In the Americas region, sales are generally recognized at the time the product is shipped to the customer and in the Europe, the Middle East & Africa and Asia/Pacific regions, sales are generally recognized based upon the customer’s receipt.  In certain circumstances, transfer of title takes place at the point of sale, for example, at the Company’s retail stores.  Sales at the Company’s retail stores and online are recognized in accordance with a traditional 4-4-5 retail calendar, where each fiscal quarter is comprised of two 4-week periods and one 5-week period, with one extra week in one quarter every seven years.  As a result, the retail quarter-end and the fiscal quarter-end may be different by up to six days.

Revenues are reported on a net sales basis, which is computed by deducting from gross sales the amount of actual product returns received, discounts, incentive arrangements with retailers and an amount established for anticipated product returns.  The Company’s practice is to accept product returns from retailers only if properly requested, authorized and approved.  In accepting returns, the Company typically provides a credit to the retailer against accounts receivable from that retailer.  As a percentage of gross sales, returns were 4.3%, 4.4% and 4.4% in fiscal 2010, 2009 and 2008, respectively.

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

The Company enters into transactions related to advertising, product promotions and demonstrations, some of which involve cooperative relationships with customers.  These activities may be arranged either with unrelated third parties or in conjunction with the customer.  The Company’s share of the cost of these transactions (regardless of to whom they were paid) are reflected in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and were approximately $1,070 million, $1,074 million and $1,098 million in fiscal 2010, 2009 and 2008, respectively.

Advertising and Promotion

Global net expenses for advertising, merchandising, sampling, promotion and product development costs were $2,015.9 million, $1,878.8 million and $2,034.6 million in fiscal 2010, 2009 and 2008, respectively, and are expensed as incurred.  These amounts include activities relating to purchase with purchase and gift with purchase promotions that are reflected in Net sales and Cost of sales.  Excluding the impact of purchase with purchase and gift with purchase promotions, advertising, merchandising, sampling and promotion expenses included in operating expenses were $1,818.5 million, $1,693.1 million and $1,836.1 million in fiscal 2010, 2009 and 2008, respectively.

Research and Development

Research and development costs amounted to $79.5 million, $81.6 million and $80.9 million in fiscal 2010, 2009 and 2008, respectively.  Research and development costs are expensed as incurred.

Shipping and Handling

Shipping and handling expenses of $263.3 million, $268.6 million and $284.4 million in fiscal 2010, 2009 and 2008, respectively, are recorded in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and include distribution center costs, third-party logistics costs and outbound freight.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

License Arrangements

The Company’s license agreements provide the Company with worldwide rights to manufacture, market and sell beauty and beauty-related products (or particular categories thereof) using the licensors’ trademarks.  The licenses typically have an initial term of approximately 3 years to 11 years, and are renewable subject to the Company’s compliance with the license agreement provisions.  The remaining terms, including the potential renewal periods, range from approximately 2 years to 20 years.  Under each license, the Company is required to pay royalties to the licensor, at least annually, based on net sales to third parties.

Most of the Company’s licenses were entered into to create new business.  In some cases, the Company acquired, or entered into, a license where the licensor or another licensee was operating a pre-existing beauty products business.  In those cases, other intangible assets are capitalized and amortized over their useful lives.

Certain license agreements may require minimum royalty payments, incremental royalties based on net sales levels and minimum spending on advertising and promotional activities.  Royalty expenses are accrued in the period in which net sales are recognized while advertising and promotional expenses are accrued at the time these costs are incurred.

Stock-Based Compensation

The Company records stock-based compensation, measured at the fair value of the award, as an expense in the consolidated financial statements.  Upon the exercise of stock options or the vesting of restricted stock units and performance share units, the resulting excess tax benefits, if any, are credited to additional paid-in capital.  Any resulting tax deficiencies will first be offset against those cumulative credits to additional paid-in capital.  If the cumulative credits to additional paid-in capital are exhausted, tax deficiencies will be recorded to the provision for income taxes.  Excess tax benefits are required to be reflected as financing cash inflows in the accompanying consolidated statements of cash flows.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Standards

In May 2010, the Financial Accounting Standards Board (“FASB”) amended its authoritative guidance related to foreign currency issues that were discussed at the FASB’s Emerging Issues Task Force (“EITF”) meeting in March 2010 where the staff of the U.S. Securities and Exchange Commission (“SEC”) announced temporary guidance on certain exchange rate issues.  Prompted by the use of multiple currency exchange rates in Venezuela, the use of different rates for remeasurement and translation purposes has caused reported balances for financial reporting purposes and the actual U.S. dollar denominated balances to be different.  The SEC staff indicated that any differences between the amounts reported for financial reporting purposes and actual U.S. dollar denominated balances that may have existed prior to the application of highly inflationary accounting requirements on January 1, 2010 should be recognized in the income statement upon adoption, unless the issuer can document that the difference was previously recognized as a cumulative translation adjustment (“CTA”), in which case the difference should be recognized as an adjustment to CTA.  The adoption of this guidance, effective March 31, 2010, did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB amended its authoritative guidance related to subsequent events to alleviate potential conflicts with current SEC guidance.  Effective immediately, these amendments remove the requirement that an SEC filer disclose the date through which it has evaluated subsequent events.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued authoritative guidance that will require entities to make new disclosures about recurring or nonrecurring fair-value measurements of assets and liabilities, including (i) the amounts of significant transfers between Level 1 and Level 2 fair-value measurements and the reasons for the transfers, (ii) the reasons for any transfers in or out of Level 3, and (iii) information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 fair value measurements.  The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation of assets and liabilities, and information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair-value measurements.  Except for certain detailed Level 3 disclosures, which are effective for fiscal years beginning after December 15, 2010 and interim periods within those years, the new guidance became effective for the Company’s fiscal 2010 third quarter.  The Company did not have transfers of assets and liabilities in or out of Level 1 and Level 2 fair-value measurements.  The adoption of this disclosure-only guidance is included in Note 12 — Fair Value Measurements and Note 13 — Pension, Deferred Compensation and Post-retirement Benefit Plans and did not have an impact on the Company’s consolidated financial results.

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

In June 2009, the FASB established the FASB Accounting Standards CodificationTM (the “Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The Codification did not have a material impact on the Company’s consolidated financial statements upon adoption.  Accordingly, the Company’s notes to consolidated financial statements will explain accounting concepts rather than cite the topics of specific U.S. GAAP.

In April 2009, the FASB issued authoritative guidance that principally requires publicly traded companies to provide disclosures about fair value of financial instruments in interim financial information.  The adoption of this disclosure-only guidance in the Company’s fiscal 2010 first quarter did not have an impact on the Company’s consolidated financial results.

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

In December 2008, the FASB issued authoritative guidance to require employers to provide additional disclosures about plan assets of a defined benefit pension or other post-retirement plan.  These disclosures should principally include information detailing investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and an understanding of significant concentrations of risk within plan assets.  While earlier application of this guidance is permitted, the required disclosures shall be provided for fiscal years ending after December 15, 2009 (i.e., the Company’s fiscal 2010).  Upon initial application, this guidance is not required to be applied to earlier periods that are presented for comparative purposes.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.  See Note 13 — Pension, Deferred Compensation and Post-retirement Benefit Plans.

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

In February 2008, the FASB issued authoritative guidance that permitted the delayed application of fair value measurement accounting to nonrecurring nonfinancial assets and nonfinancial liabilities.  The Company’s nonfinancial assets and nonfinancial liabilities principally consist of (i) goodwill, other intangible assets and long-lived assets when assessing potential impairment, (ii) intangible assets acquired through business combinations, and (iii) liabilities associated with restructuring activities.  This guidance became effective beginning in the Company’s fiscal 2010.  See Note 12 — Fair Value Measurements for further discussion on the application of fair value measurements.

In December 2007, the FASB issued authoritative guidance to affirm that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  This guidance defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  Among other requirements, this guidance requires the acquiring entity in a business combination to recognize the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair values, with limited exceptions; acquisition-related costs generally will be expensed as incurred.  This guidance requires certain financial statement disclosures to enable users to evaluate and understand the nature and financial effects of the business combination.  This guidance must be applied prospectively to business combinations that are consummated on or after July 1, 2009.  During the year ended June 30, 2010, the Company did not have significant business combinations.  Accordingly, the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

Recently Issued Accounting Standards

In June 2009, the FASB issued authoritative guidance to eliminate the exception to consolidate a qualifying special-purpose entity, change the approach to determining the primary beneficiary of a variable interest entity and require companies to more frequently re-assess whether they must consolidate variable interest entities.  Under the new guidance, the primary beneficiary of a variable interest entity is identified qualitatively as the enterprise that has both (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  This guidance becomes effective for the Company’s fiscal 2011 year end and interim reporting periods thereafter.  The Company does not maintain any variable interests with unconsolidated entities that would be expected to have a material impact on its financial condition or results of operations.  Accordingly, the Company does not expect this guidance to have a material impact on its consolidated financial statements.

NOTE 3 — INVENTORY AND PROMOTIONAL MERCHANDISE

	June 30
	2010	2009
	(In millions)
Inventory and promotional merchandise, net consists of:
Raw materials	$206.0	$188.5
Work in process	78.6	43.8
Finished goods	377.8	375.6
Promotional merchandise	164.2	187.1
	$826.6	$795.0

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT

	June 30
	2010	2009
	(In millions)
Asset (Useful Life)

Land	$14.3	$14.5
Buildings and improvements (10 to 40 years)	172.5	183.2
Machinery and equipment (3 to 10 years)	1,174.9	1,080.2
Furniture and fixtures (5 to 10 years)	82.1	86.1
Leasehold improvements	1,081.2	1,112.8
	2,525.0	2,476.8
Less accumulated depreciation and amortization	1,501.4	1,450.1
	$1,023.6	$1,026.7

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The cost of assets related to projects in progress of $160.4 million and $144.9 million as of June 30, 2010 and 2009, respectively, is included in their respective asset categories above.  Depreciation and amortization of property, plant and equipment was $251.8 million, $240.2 million and $233.9 million in fiscal 2010, 2009 and 2008, respectively.  Depreciation and amortization related to the Company’s manufacturing process is included in Cost of sales and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings.

During the fourth quarter of fiscal 2010 and 2009, the Company recorded non-cash impairment charges of $2.7 million and $8.5 million, respectively, to reduce the net carrying value of certain retail store and counter assets to their estimated fair value, which was determined based on discounted projected future cash flows.  Lower than expected operating cash flow performance relative to the affected assets, restructuring activities, revisions in internal forecasts and the impact of the economic environment on their projected future results of operations indicated that the carrying value of the related long-lived assets were not recoverable.  These asset impairment charges primarily related to the Company’s skin care and makeup businesses in the Americas and the Europe, Middle East and Africa regions and are included in Impairment of other intangible and long-lived assets in the accompanying consolidated statements of earnings.

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

Goodwill

The Company assigns goodwill of a reporting unit to the product category in which that reporting unit predominantly operates at the time of its acquisition.  The change in the carrying amount of goodwill is as follows:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total

Balance as of June 30, 2008
Goodwill	$29.7	$252.4	$54.9	$379.2	$716.2
Accumulated impairments	(7.3)	—	—	—	(7.3)
	22.4	252.4	54.9	379.2	708.9

Goodwill acquired during the year	42.6	6.1	0.1	26.2	75.0
Impairment charges	(14.3)	—	—	—	(14.3)
Translation and other adjustments	(1.5)	(0.4)	(0.3)	(7.5)	(9.7)
	26.8	5.7	(0.2)	18.7	51.0

Balance as of June 30, 2009
Goodwill	69.5	258.1	54.7	397.9	780.2
Accumulated impairments	(20.3)	—	—	—	(20.3)
	49.2	258.1	54.7	397.9	759.9

Goodwill acquired during the year	0.2	7.2	0.2	1.1	8.7
Impairment charges	(1.5)	—	—	(15.1)	(16.6)
Translation and other adjustments	(0.9)	(0.2)	(0.1)	1.7	0.5
	(2.2)	7.0	0.1	(12.3)	(7.4)

Balance as of June 30, 2010
Goodwill	67.9	265.1	54.8	400.6	788.4
Accumulated impairments	(20.9)	—	—	(15.0)	(35.9)
	$47.0	$265.1	$54.8	$385.6	$752.5

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Intangible Assets

Other intangible assets include trademarks and patents, as well as license agreements and other intangible assets resulting from or related to businesses and assets purchased by the Company.  Indefinite-lived intangible assets (e.g., trademarks) are not subject to amortization and are assessed at least annually for impairment during the fiscal fourth quarter, or more frequently if certain events or circumstances warrant.  Other intangible assets (e.g., non-compete agreements, customer lists) are amortized on a straight-line basis over their expected period of benefit, approximately 5 years to 13 years.  Intangible assets related to license agreements were amortized on a straight-line basis over their useful lives based on the terms of the respective agreements.  The Company did not incur costs to extend or renew the term of acquired intangible assets during fiscal 2010.

Other intangible assets consist of the following:

	June 30, 2010			June 30, 2009
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Amortizable intangible assets:
Customer lists and other	$205.0	$151.0	$54.0	$199.2	$115.9	$83.3
License agreements	43.0	43.0	—	43.2	43.0	0.2
	248.0	194.0	54.0	242.4	158.9	83.5
Non-amortizable intangible assets:
Trademarks and other	61.0	5.5	55.5	73.4	6.8	66.6
Total intangible assets	$309.0	$199.5	$109.5	$315.8	$165.7	$150.1

The aggregate amortization expense related to amortizable intangible assets for the years ended June 30, 2010, 2009 and 2008 was $9.1 million, $11.5 million and $14.0 million, respectively.  The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

	Estimated Expense in Fiscal
	2011	2012	2013	2014	2015
	(In millions)

Aggregate amortization expense	$7.3	$6.7	$6.7	$6.6	$6.6

Fiscal 2010 Impairments

During the second quarter of fiscal 2010, the Darphin reporting unit identified issues related to the planned streamlining of its distribution process, resulting in revisions to its internal forecasts.  The Company concluded that these changes in circumstances in the Darphin reporting unit triggered the need for an interim impairment test of its trademark and goodwill.  The Company determined that the trademark was impaired, with fair value estimated based upon the relief-from-royalty method, and therefore recorded an impairment charge of $5.8 million, at the exchange rate in effect at that time, in the skin care product category and in the Europe, the Middle East & Africa region.  After adjusting the carrying value of the trademark, the Company completed step one of the impairment test for goodwill and concluded that the fair value of the Darphin reporting unit was in excess of its carrying value including goodwill.  The fair value of the reporting unit was based upon the income approach, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows.  As of June 30, 2010, the carrying value of goodwill related to the Darphin reporting unit was $9.2 million.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the second quarter of fiscal 2010, the Ojon reporting unit altered and delayed certain components of its future expansion plans, resulting in revisions to its internal forecasts.  The Company concluded that these changes in circumstances in the Ojon reporting unit triggered the need for an interim impairment review of its goodwill and trademark.  Additionally, these changes in circumstances were also an indicator that the carrying amount of the product formulation intangible asset and customer list may not be recoverable.  The Company performed an interim impairment test for the trademark and a recoverability test for the product formulation intangible asset and customer list as of December 31, 2009.  For the product formulation intangible asset, the Company concluded that the carrying amount of this asset was recoverable.  However, for the Ojon trademark and customer list, the Company concluded that the carrying values exceeded their estimated fair values, which were determined based on the application of a royalty rate to discounted projected future cash flows (relief-from-royalty method) for the trademark and discounted projected future cash flows for the customer list.  As a result, the Company recognized asset impairment charges of $6.0 million for the trademark and $17.2 million for the customer list, at the exchange rate in effect at that time.  After adjusting the carrying value of the trademark and customer list, the Company completed an interim impairment test for goodwill and recorded a goodwill impairment charge related to the Ojon reporting unit of $16.6 million at the exchange rate in effect at that time.  The fair value of the reporting unit was based upon weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit.  These impairment charges were reflected in the hair care and skin care product categories and in the Americas region.  As of June 30, 2010, the carrying value of goodwill related to the Ojon reporting unit was $28.0 million.

During the fourth quarter of fiscal 2010, the Company approved a restructuring initiative that included the reformulation of Ojon brand products.  The Company concluded that this change in the formulation was an indicator that the carrying amount of the product formulation intangible asset may not be recoverable.  The Company performed an impairment test of the product formulation intangible asset and concluded that the carrying value of this intangible asset exceeded its estimated fair value, which was determined based on discounted projected future cash flows.  As a result, the Company recognized an asset impairment charge of $8.8 million, which is included in Restructuring and other special charges in the accompanying consolidated statement of earnings.

Fiscal 2009 Impairments

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

During the fourth quarter of fiscal 2009, the Company identified other intangible assets related to the Michael Kors license agreement, as well as distributor relationships and core ingredients technology, to test for impairment due to lower than expected operating cash flow performances and the impact of the current economic environment on their projected future operating results.  The Company determined that the other intangible assets were impaired and therefore recorded asset impairment charges of $14.7 million in the fragrance and skin care product categories and in the Americas region.

The Company completed its annual impairment test of indefinite-lived intangible assets during the fourth quarter of fiscal 2009.  Due to the economic environment and revised expectations regarding future net sales generated from the use of Ojon and Bumble and bumble trademarks, the Company determined that their carrying values exceeded the estimated fair value, by approximately $9.8 million, predominantly in the hair care product category and in the Americas region.  Additionally, during the fourth quarter of fiscal 2009, the Company wrote-off approximately $1.2 million of trademarks, primarily in the makeup and skin care product categories and in the Americas region, which are no longer expected to generate operating cash flows.

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

NOTE 6 — ACQUISITION OF BUSINESSES

During fiscal 2009, the Company acquired AGI.  The purchase price was paid in cash at closing.  In addition, at various times during fiscal 2010 and 2009, the Company also acquired businesses engaged in the wholesale distribution and retail sale of the Company’s products in the United States and other countries and made earn-out payments related to the acquisition of the Bobbi Brown brand.

The aggregate cost for these activities, which includes purchase price, earn-out payments and acquisition costs (related to the fiscal 2009 acquisitions), was $10.7 million and $68.4 million in fiscal 2010 and 2009, respectively.  The results of operations for each of the acquired businesses are included in the accompanying consolidated financial statements commencing with its date of original acquisition.  Pro forma results of operations as if each of such businesses had been acquired as of the beginning of the year of acquisition and as of the prior-year period have not been presented, as the impact on the Company’s consolidated financial results would not have been material.

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

The Program focuses on a redesign of the Company’s organizational structure in order to integrate the Company in a more cohesive way and operate more globally across brands and functions.  A principal aspect of the Program is the reduction of the workforce by approximately 2,000 employees.  Specific actions taken during the year ended June 30, 2010 included:

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

•                  Turnaround or Exit Unprofitable Operations — To improve the profitability in certain of the Company’s brands and regions, the Company has selectively exited certain channels of distribution, categories and markets.  During the first quarter of fiscal 2010, the Company approved the exit from the global wholesale distribution of the Prescriptives brand, which was completed during the fiscal year.  In connection with these activities, the Company recorded a reserve for product returns, wrote off inventory and incurred costs to reduce workforce and other exit costs.  Also during fiscal 2010, the Company approved a restructuring initiative that included the reformulation of Ojon brand products.

•                  Outsourcing — In order to balance the growing need for information technology support with the Company’s efforts to provide the most efficient and cost effective solutions, the Company continued the outsourcing of certain information technology processes.  The Company incurred costs to transition services to an outsource provider.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents aggregate restructuring charges related to the Program:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Fiscal 2009	$60.9	$4.2	$3.4	$1.8	$70.3
Fiscal 2010	29.3	11.0	2.3	6.2	48.8
Charges recorded through June 30, 2010	$90.2	$15.2	$5.7	$8.0	$119.1

The total amount of restructuring charges expected to be incurred (including those recorded as set forth in the table above), plus other initiatives approved through June 30, 2010, include approximately $111 million to $112 million for employee-related costs, approximately $18 million in asset write-offs, which includes $8.8 million related to the impairment of other intangible assets, and approximately $23 million of contract terminations and other exit costs.

The following table presents accrued restructuring and the related activity under the Program:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Charges	$60.9	$4.2	$3.4	$1.8	$70.3
Cash payments	(7.5)	—	(0.5)	(1.6)	(9.6)
Non-cash write-offs	—	(4.2)	—	—	(4.2)
Translation adjustments	0.6	—	—	—	0.6
Other adjustments	(2.4)	—	—	—	(2.4)
Balance at June 30, 2009	51.6	—	2.9	0.2	54.7
Charges	29.3	11.0	2.3	6.2	48.8
Cash payments	(49.5)	—	(5.1)	(6.0)	(60.6)
Non-cash write-offs	—	(11.0)	—	—	(11.0)
Translation adjustments	(0.8)	—	—	—	(0.8)
Balance at June 30, 2010	$30.6	$—	$0.1	$0.4	$31.1

Accrued restructuring charges at June 30, 2010 are expected to result in cash expenditures funded from cash provided by operations of approximately $25 million and $6 million in fiscal 2011 and 2012, respectively.

The Company recorded other special charges in connection with the implementation of the Program for the years ended June 30, 2010 and 2009 of $12.3 million and $10.1 million, respectively, related to consulting, other professional services, and accelerated depreciation.  The total amount of other special charges expected to be incurred to implement these initiatives, including those recorded through June 30, 2010 plus other initiatives approved through June 30, 2010 is approximately $41 million.  For the year ended June 30, 2010, and primarily related to the exit from the global wholesale distribution of Prescriptives products, the Company recorded $15.7 million reflecting sales returns (less a related cost of sales of $2.5 million) and a write-off of inventory associated with exiting unprofitable operations of $10.4 million.  For the year ended June 30, 2009, the Company recorded $8.1 million reflecting sales returns (less a related cost of sales of $1.2 million) and a write-off of inventory of $8.0 million associated with exiting unprofitable operations.  The total amounts expected to be incurred, including those recorded through June 30, 2010 plus other initiatives approved through June 30, 2010 is between $35 million and $39 million related to sales returns and approximately $15 million related to inventory write-offs.

Total charges associated with restructuring activities included in operating income for the years ended June 30, 2010 and 2009 was $84.7 million and $91.7 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — INCOME TAXES

The provision for income taxes is comprised of the following:

	Year Ended June 30
	2010	2009	2008
	(In millions)
Current:
Federal	$16.0	$42.6	$141.4
Foreign	205.6	174.5	214.1
State and local	9.0	7.0	20.0
	230.6	224.1	375.5

Deferred:
Federal	(16.4)	(84.0)	(110.9)
Foreign	(7.5)	(23.6)	(4.1)
State and local	(0.8)	(0.6)	(0.6)
	(24.7)	(108.2)	(115.6)
	$205.9	$115.9	$259.9

A reconciliation of the U.S. federal statutory income tax rate to our actual effective tax rate on earnings before income taxes is as follows:

	Year Ended June 30
	2010	2009	2008

Provision for income taxes at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) due to:
State and local income taxes, net of federal tax benefit	1.5%	2.0%	1.0%
Effect of foreign operations	(0.9)%	(4.4)%	(0.1)%
Income tax reserve adjustments	(5.6)%	0.1%	(0.9)%
Other, net	(0.1)%	1.1%	(0.1)%
Effective tax rate	29.9%	33.8%	34.9%

Income tax reserve adjustments represent changes in the Company’s net liability for unrecognized tax benefits related to prior-year tax positions including tax settlements and lapses of the applicable statutes of limitations.

Federal income and foreign withholding taxes have not been provided on approximately $1,068 million of undistributed earnings of international subsidiaries at June 30, 2010.  The Company intends to reinvest these earnings in its foreign operations indefinitely, except where it is able to repatriate these earnings to the United States without material incremental tax provision.  As of June 30, 2009 and 2008, the Company had not provided federal income and foreign withholding taxes on approximately $975 million and $813 million, respectively, of undistributed earnings of international subsidiaries.  The determination and estimation of the future income tax consequences in all relevant taxing jurisdictions involves the application of highly complex tax laws in the countries involved, particularly in the United States, and is based on the tax profile of the Company in the year of earnings repatriation.  Accordingly, it is not practicable to determine the amount of tax associated with such undistributed earnings.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company’s deferred income tax assets and liabilities as of June 30, 2010 and 2009 were as follows:

	2010	2009
	(In millions)
Deferred tax assets:
Compensation related expenses	$122.0	$84.0
Inventory obsolescence and other inventory related reserves	62.0	59.5
Retirement benefit obligations	99.7	88.1
Various accruals not currently deductible	146.9	131.3
Net operating loss, credit and other carryforwards	42.3	27.1
Unrecognized state tax benefits and accrued interest	34.7	45.8
Other differences between tax and financial statement values	89.9	74.7
	597.5	510.5
Valuation allowance for deferred tax assets	(38.5)	(23.5)
Total deferred tax assets	559.0	487.0

Deferred tax liabilities:
Depreciation and amortization	(182.8)	(127.8)
Other differences between tax and financial statement values	(2.4)	(0.5)
Total deferred tax liabilities	(185.2)	(128.3)
Total net deferred tax assets	$373.8	$358.7

As of June 30, 2010 and 2009, the Company had current net deferred tax assets of $269.0 million and $202.7 million, respectively, substantially all of which are included in Prepaid expenses and other current assets in the accompanying consolidated balance sheets.  In addition, the Company had noncurrent net deferred tax assets of $104.8 million and $156.0 million as of June 30, 2010 and 2009, respectively, substantially all of which are included in Other assets in the accompanying consolidated balance sheets.

As of June 30, 2010 and 2009, certain subsidiaries had net operating loss and other carryforwards for tax purposes of approximately $154 million and $96 million, respectively.  With the exception of $135.3 million of net operating loss and other carryforwards with an indefinite carryforward period as of June 30, 2010, these carryforwards expire at various dates through fiscal 2030.  Deferred tax assets, net of valuation allowances, in the amount of $3.9 million and $4.2 million as of June 30, 2010 and 2009, respectively, have been recorded to reflect the tax benefits of the carryforwards not utilized to date.

A full valuation allowance has been provided for those deferred tax assets for which, in the opinion of management, it is more-likely-than-not that the deferred tax assets will not be realized.

Earnings before income taxes include amounts contributed by the Company’s international operations of approximately $966 million, $674 million and $905 million for fiscal 2010, 2009 and 2008, respectively.  A portion of these earnings are taxed in the United States.

As of June 30, 2010 and 2009, the Company had gross unrecognized tax benefits of $157.3 million and $259.1 million, respectively.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $80.6 million.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company classifies applicable interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes.  During fiscal 2010, the Company recognized a gross interest and penalty benefit of $11.9 million in the accompanying consolidated statement of earnings.  The total gross interest and penalty expense during fiscal 2009 in the accompanying consolidated statement of earnings was $17.2 million.  The total gross accrued interest and penalties in the accompanying consolidated balance sheets at June 30, 2010 and 2009 were $36.7 million and $67.9 million, respectively.  A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

June 30, 2010
(In millions)

Balance of gross unrecognized tax benefits as of July 1, 2009	$259.1
Gross amounts of increases as a result of tax positions taken during a prior period	22.3
Gross amounts of decreases as a result of tax positions taken during a prior period	(76.8)
Gross amounts of increases as a result of tax positions taken during the current period	9.4
Amounts of decreases in the unrecognized tax benefits relating to settlements with taxing authorities	(51.8)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statutes of limitations	(4.9)
Balance of gross unrecognized tax benefits as of June 30, 2010	$157.3

Included in the balance of gross unrecognized tax benefits at June 30, 2010 are $27.4 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

Earnings from the Company’s global operations are subject to tax in various jurisdictions both within and outside the United States.  The Company is routinely audited and examined in these jurisdictions.  The Company provides tax reserves for U.S. federal, state, local and international unrecognized tax benefits for periods subject to audit.  The development of reserves for these exposures requires judgments about tax issues, potential outcomes and timing, and is a subjective critical estimate.  The Company assesses its tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting dates.  For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a tax authority that has full knowledge of all relevant information.  For those tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the consolidated financial statements.  Where applicable, associated interest and penalties have also been recognized.  Although the outcome related to these exposures is uncertain, in management’s opinion, adequate provisions for income taxes have been made for estimable potential liabilities emanating from these exposures.  In certain circumstances, the ultimate outcome of exposures and risks involve significant uncertainties which render them inestimable.  If actual outcomes differ materially from these estimates, they could have a material impact on the Company’s consolidated financial statements.

The Company is currently undergoing a U.S. federal income tax audit as well as examinations and controversies in several state, local and international jurisdictions.  These matters are in various stages of completion and involve complex multi-jurisdictional issues common among multinational enterprises, including transfer pricing, that may require an extended period of time for resolution.  During the fourth quarter of fiscal 2008, the IRS completed the examination phase of fiscal years 2002 through 2005.  During fiscal 2008, the Company presented disputed computations concerning U.S. foreign tax credit determinations to the Appeals Division of the IRS and a claim was entered pursuant to an administrative process of the tax treaty between the U.S. and Belgium (commonly referred to as the “Competent Authority” process).  During the fourth quarter of fiscal 2009, the Company reached a formal settlement with the Appeals Division.  As a result of the settlement, the Company recognized a tax and interest benefit of $19.2 million, net of tax.  A resolution of remaining computations in dispute was subject to the outcome of the Company’s Competent Authority claim.  As of June 30 2010, the Company’s Competent Authority claim remained unresolved.  However, subsequent to June 30, 2010, the Company’s Competent Authority claim was settled, thereby resolving the remaining U.S. foreign tax credit determinations formerly in dispute.  The impact from the settlement is not anticipated to have a material impact on the Company’s consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fourth quarter of fiscal 2010, the Company reached a formal agreement with the IRS concerning the examination adjustments proposed for fiscal years 2002 through 2005.  As a result, the Company has applied a prior cash payment of $35.0 million made to the U.S. Treasury as an advance deposit toward these agreed-to adjustments.  Separately, during fiscal 2010 the IRS continued their examination of fiscal years 2006 through 2008.  In the fourth quarter of fiscal 2010, the Company made a cash payment of $20.5 million to the U.S. Treasury as an advance deposit in anticipation of a formal resolution to examination adjustments proposed for fiscal years 2006 through 2008.  Although the advance deposit limits the accrual of additional interest that would be due to the U.S. Treasury, there is no impact on the amount of unrecognized tax benefits until a final agreement is reached.

During the third quarter of fiscal 2010, the Company accepted an invitation from the IRS to join the Compliance Assurance Program (“CAP”) beginning with the fiscal year ending June 30, 2011.  The objective of CAP is to reduce taxpayer burden and uncertainty while assuring the IRS of the accuracy of income tax returns prior to filing, thereby reducing or eliminating the need for post-filing examinations.

The Company had been notified of a disallowance of tax deductions claimed by its subsidiary in Spain for fiscal years 1999 through 2002.  As a result, the subsidiary was reassessed corporate income tax of $2.5 million for this period, at current exchange rates.  An appeal against this reassessment was filed with the Chief Tax Inspector.  On July 18, 2005, the final assessment made by the Chief Tax Inspector was received, confirming the reassessment made by the tax auditors.  During fiscal 2006, an appeal against this final assessment was filed with the Madrid Regional Economic Administrative Tribunal (“TEAR”).  In view of the TEAR’s silence, during fiscal 2007 the claim was presumed to be dismissed and an appeal was filed against it with the Central Economic-Administrative Tribunal (“TEAC”).  During the fiscal 2008 fourth quarter, the TEAC dismissed the claim and, on June 10, 2008, the Company filed an appeal for judicial review with the National Appellate Court.  During fiscal 2009, the Company completed the appeal proceedings with the National Appellate Court and, as of June 30, 2010, awaits the court’s decision.  While no assurance can be given as to the outcome in respect of this assessment and pending appeal in the Spanish courts, management believes it is more-likely-than-not that the subsidiary will be successful in its defense against the assessment and continues to measure the full amount of the tax benefit.  Accordingly, no tax reserve has been established for this potential exposure.

Notwithstanding the pending appeal in the Spanish courts, during the fourth quarter of fiscal 2010, the Company reached a favorable tentative agreement with the Spanish tax authority regarding an examination of the fiscal 2005 through calendar year 2007 tax period.

During fiscal 2010, the Company concluded various state, local and foreign income tax audits and examinations while several other matters, including those noted above, were initiated or remained pending.  On the basis of the information available in this regard as of June 30, 2010, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in a range of $45 million to $60 million within 12 months as a result of projected resolutions of global tax examinations and controversies and a potential lapse of the applicable statutes of limitations.

The tax years subject to examination vary depending on the tax jurisdiction.  As of June 30, 2010, the following tax years remain subject to examination by the major tax jurisdictions indicated:

Major Jurisdiction	Open Fiscal Years

Belgium	2006–2010
Canada	2001–2010
France	2006–2010
Germany	1999–2002, 2004-2010
Japan	2006–2010
Korea	2009–2010
Spain	1999–2002, 2005–2010
Switzerland	2006–2010
United Kingdom	2009–2010
United States	2006–2010
State of California	2002–2010
State of Minnesota	2001–2010
State of New York	2007–2010

The Company is also subject to income tax examinations in numerous other state, local and foreign jurisdictions.  The Company believes that its tax reserves are adequate for all years subject to examination.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	June 30
	2010	2009
	(In millions)
Advertising, merchandising and sampling	$373.5	$321.1
Employee compensation	366.3	280.8
Payroll and other taxes	103.6	94.8
Restructuring	25.4	48.2
Other	249.2	317.5
	$1,118.0	$1,062.4

NOTE 10 — DEBT

The Company’s short-term and long-term debt and available financing consist of the following:

	Debt at June 30		Available financing at June 30, 2010
(In millions)	2010	2009	Committed	Uncommitted
6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”)	$296.3	$296.3	$—	$—
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”)	197.6	197.5	—	—
5.55% Senior Notes, due May 15, 2017 (“2017 Senior Notes”)	338.3	324.1	—	—
7.75% Senior Notes, due November 1, 2013 (“2013 Senior Notes”)	230.0	299.8	—	—
6.00% Senior Notes, due January 15, 2012 (“2012 Senior Notes”)	118.3	244.2	—	—
$13.5 million promissory note due August 31, 2012	7.3	15.2	—	—
$7.0 million promissory note due July 31, 2009	—	7.7	—	—
Commercial paper	—	—	—	750.0
Turkish lira overdraft borrowing facility	4.6	12.5	—	20.7
Loan participation notes	—	—	—	150.0
March 2011 Japanese yen revolving credit facility	—	—	16.9	—
March 2012 Japanese yen revolving credit facility	—	—	16.9	—
Other long-term borrowings	17.2	10.5	—	—
Other short-term borrowings	18.8	13.6	—	158.5
Revolving credit facility	—	—	750.0	—
	1,228.4	1,421.4	$783.8	$1,079.2
Less short-term debt including current maturities	(23.4)	(33.8)
	$1,205.0	$1,387.6

As of June 30, 2010, the Company had outstanding $296.3 million of 2037 Senior Notes consisting of $300.0 million principal and unamortized debt discount of $3.7 million.  The 2037 Senior Notes, when issued in May 2007, were priced at 98.722% with a yield of 6.093%.  Interest payments are required to be made semi-annually on May 15 and November 15.  In April 2007, in anticipation of the issuance of the 2037 Senior Notes, the Company entered into a series of forward-starting interest rate swap agreements on a notional amount totaling $210.0 million at a weighted average all-in rate of 5.45%.  The forward-starting interest rate swap agreements were settled upon the issuance of the new debt and the Company recognized a loss in other comprehensive income of $0.9 million that will be amortized to interest expense over the life of the 2037 Senior Notes.  As a result of the forward-starting interest rate swap agreements, the debt discount and debt issuance costs, the effective interest rate on the 2037 Senior Notes will be 6.181% over the life of the debt.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2010, the Company had outstanding $197.6 million of 2033 Senior Notes consisting of $200.0 million principal and unamortized debt discount of $2.4 million.  The 2033 Senior Notes, when issued in September 2003, were priced at 98.645% with a yield of 5.846%.  Interest payments are required to be made semi-annually on April 15 and October 15.  In May 2003, in anticipation of the issuance of the 5.75% Senior Notes, the Company entered into a series of treasury lock agreements on a notional amount totaling $195.0 million at a weighted average all-in rate of 4.53%.  The treasury lock agreements were settled upon the issuance of the new debt and the Company received a payment of $15.0 million that will be amortized against interest expense over the life of the 2033 Senior Notes.  As a result of the treasury lock agreements, the debt discount and debt issuance costs, the effective interest rate on the 2033 Senior Notes will be 5.395% over the life of the debt.

As of June 30, 2010, the Company had outstanding $338.3 million of 2017 Senior Notes consisting of $300.0 million principal, an unamortized debt discount of $0.4 million, and a $38.7 million adjustment to reflect the fair value of outstanding interest rate swaps.  The 2017 Senior Notes, when issued in May 2007, were priced at 99.845% with a yield of 5.570%.  Interest payments are required to be made semi-annually on May 15 and November 15.  In April 2007, the Company entered into interest rate swap agreements with a notional amount totaling $250.0 million to effectively convert the fixed rate interest on its outstanding 2017 Senior Notes to variable interest rates based on six-month LIBOR.

As of June 30, 2010, the Company had outstanding $230.0 million of 2013 Senior Notes consisting of $230.1 million principal and an unamortized debt discount of $0.1 million.  The 2013 Senior Notes, when issued in November 2008, were priced at 99.932% with a yield of 7.767%.  Interest payments are required to be made semi-annually on May 1 and November 1.

As of June 30, 2010, the Company had outstanding $118.3 million of 2012 Senior Notes consisting of $120.0 million principal, an unamortized debt discount of $0.1 million, and a $1.6 million adjustment to reflect the remaining termination value of an interest rate swap.  The 2012 Senior Notes, when issued in January 2002, were priced at 99.538% with a yield of 6.062%.  Interest payments are required to be made semi-annually on January 15 and July 15.  In May 2003, the Company entered into an interest rate swap agreement with a notional amount of $250.0 million to effectively convert the fixed rate interest on its outstanding 2012 Senior Notes to variable interest rates based on six-month LIBOR.  In April 2007, the Company terminated this interest rate swap.  The instrument, which was classified as a liability, had a fair value of $11.1 million at cash settlement, which included $0.9 million of accrued interest payable to the counterparty.  Hedge accounting treatment was discontinued prospectively and the offsetting adjustment to the carrying amount of the related debt will be amortized to interest expense over the remaining life of the debt.

On May 24, 2010, the Company completed a cash tender offer for $130.0 million principal amount of its 2012 Senior Notes at a price of 108.500% of the principal amount and for $69.9 million principal amount of its 2013 Senior Notes at a tender price of 118.813% of the principal amount.  During the fourth quarter of fiscal 2010, the Company recorded a pre-tax expense on the extinguishment of debt of $27.3 million representing the tender premium of $24.2 million, the pro-rata write-off of $2.4 million of unamortized terminated interest rate swap, issuance costs and debt discount, and $0.7 million in tender offer costs associated with both series of notes.

The purchase price related to the July 2007 acquisition of Ojon Corporation included (i) a promissory note due July 31, 2009 with a notional value of $7.0 million and capitalized interest of $0.7 million, bearing interest at 10.00% due at maturity, which was paid as of June 30, 2010 and (ii) a promissory note due August 31, 2012 with a notional amount of $13.5 million, of which a payment of $6.7 million was made during January 2010, and unamortized premium of $0.5 million (present value of $7.3 million at June 30, 2010), bearing interest at 10.00% payable annually on July 31.  These notes were recorded in the accompanying consolidated balance sheet at present value using effective rates of 5.11% and 5.42%, respectively.

The Company has a $750.0 million commercial paper program under which it may issue commercial paper in the United States.  At June 30, 2010, there was no commercial paper outstanding.

As of June 30, 2010, the Company had an overdraft borrowing agreement with a financial institution pursuant to which its subsidiary in Turkey may be credited to satisfy outstanding negative daily balances arising from its business operations.  The total balance outstanding at any time shall not exceed 40.0 million Turkish lira ($25.3 million at the exchange rate at June 30, 2010).  The interest rate applicable to each such credit shall be up to a maximum of 175 basis points per annum above the spot rate charged by the lender or the lender’s floating call rate agreed to by the Company at each borrowing.  There were no debt issuance costs incurred related to this agreement.  The outstanding balance at June 30, 2010 ($4.6 million at the exchange rate at June 30, 2010) is classified as short-term debt on the Company’s consolidated balance sheet.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2010, the Company had a fixed rate promissory note agreement with a financial institution pursuant to which the Company may borrow up to $150.0 million in the form of loan participation notes through one of its subsidiaries in Europe.  The interest rate on borrowings under this agreement is at an all-in fixed rate determined by the lender and agreed to by the Company at the date of each borrowing.  At June 30, 2010, no borrowings were outstanding under this agreement.  Debt issuance costs incurred related to this agreement were de minimis.

As of June 30, 2010, the Company had a 1.5 billion Japanese yen ($16.9 million at the exchange rate at June 30, 2010) revolving credit facility that expires on March 31, 2011 and a 1.5 billion Japanese yen ($16.9 million at the exchange rate at June 30, 2010) revolving credit facility that expires on March 31, 2012.  The interest rates on borrowings under these credit facilities are based on TIBOR (Tokyo Interbank Offered Rate) plus .45% and .75%, respectively, and the facility fees incurred on undrawn balances are 15 basis points and 25 basis points, respectively.  At June 30, 2010, no borrowings were outstanding under these facilities.

The Company has an undrawn $750.0 million senior unsecured revolving credit facility that expires on April 26, 2012.  This facility may be used primarily to provide credit support for the Company’s commercial paper program, to repurchase shares of its common stock and for general corporate purposes.  Up to the equivalent of $250 million of the credit facility is available for multi-currency loans.  The interest rate on borrowings under the credit facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or ½% plus the Federal funds rate.  The Company incurred costs of approximately $0.3 million to establish the facility which will be amortized over the term of the facility.  The credit facility has an annual fee of $0.4 million, payable quarterly, based on the Company’s current credit ratings.  This facility also contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $50.0 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under this facility.  As of June 30, 2010, the Company was in compliance with all related financial and other restrictive covenants, including limitations on indebtedness and liens.  The financial covenant of this facility requires an interest expense coverage ratio of greater than 3:1 as of the last day of each fiscal quarter.  There are no other conditions where the lender’s commitments may be withdrawn, other than certain events of default, as defined in the facility, which are customary for facilities of this type.

The Company maintains uncommitted credit facilities in various regions throughout the world.  Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings.  During fiscal 2010 and 2009, the monthly average amount outstanding was approximately $12.6 million and $28.2 million, respectively, and the annualized monthly weighted average interest rate incurred was approximately 10.0% and 13.4%, respectively.

Refer to Note 14 — Commitments and Contingencies for the Company’s projected debt service payments over the next five fiscal years.

NOTE 11 — DERIVATIVE FINANCIAL INSTRUMENTS

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments.  The Company primarily enters into foreign currency forward and option contracts to reduce the effects of fluctuating foreign currency exchange rates and interest rate derivatives to manage the effects of interest rate movements on the Company’s aggregate liability portfolio.  The Company also enters into foreign currency forward contracts and may use option contracts, not designated as hedging instruments, to mitigate the change in fair value of specific assets and liabilities on the balance sheet.  The Company does not utilize derivative financial instruments for trading or speculative purposes.  Costs associated with entering into these derivative financial instruments have not been material to the Company’s consolidated financial results.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value (1)			Fair Value (1)
	Balance Sheet	June 30		Balance Sheet	June 30
(In millions)	Location	2010	2009	Location	2010	2009
Derivatives Designated as Hedging Instruments:

Foreign currency forward contracts	Prepaid expenses and other current assets	$17.1	$13.9	Other accrued liabilities	$10.5	$24.9

Interest rate swap contracts	Other assets	38.7	24.5	Not applicable	—	—

Total Derivatives Designated as Hedging Instruments		55.8	38.4		10.5	24.9

Derivatives Not Designated as Hedging Instruments:

Foreign currency forward contracts	Prepaid expenses and other current assets	2.0	2.8	Other accrued liabilities	2.0	1.3

Total Derivatives		$57.8	$41.2		$12.5	$26.2

(1) See Note 12 — Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are presented as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (1)
	June 30		OCI into Earnings	June 30
(In millions)	2010	2009	(Effective Portion)	2010	2009
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$(0.2)	$16.5	Cost of sales	$(8.5)	$6.8
			Selling, general and administrative	(11.8)	19.3
Total derivatives	$(0.2)	$16.5		$(20.3)	$26.1

(1)       The amount of gain (loss) recognized in earnings related to the amount excluded from effectiveness testing was $(2.5) million and $1.4 million for the fiscal years ended June 30, 2010 and 2009, respectively.  There was no gain (loss) recognized in earnings related to the ineffective portion of the hedging relationships for the fiscal years ended June 30, 2010 and 2009, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives (1)
	Location of Gain or (Loss) Recognized	June 30
(In millions)	in Earnings on Derivatives	2010	2009
Derivatives in Fair Value Hedging Relationships:

Interest rate swap contracts	Interest expense, net	$14.2	$13.6

(1) Changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt.

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
	Location of Gain or (Loss) Recognized	June 30
(In millions)	in Earnings on Derivatives	2010	2009
Derivatives Not Designated as Hedging Instruments:

Foreign currency forward contracts	Selling, general and administrative	$(1.6)	$(0.7)

Foreign Currency Cash-Flow Hedges

The Company enters into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that the Company receives from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  The Company may also enter into foreign currency option contracts to hedge anticipated transactions.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as foreign currency cash-flow hedges and have varying maturities through the end of June 2011.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology.

The ineffective portion of both foreign currency forward and option contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income (loss) are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in accumulated other comprehensive income (loss) are reclassified to current-period earnings.  As of June 30, 2010, the Company’s foreign currency cash-flow hedges were highly effective in all material respects.  The estimated net gain (loss) as of June 30, 2010 that is expected to be reclassified from accumulated other comprehensive income (loss) into earnings, net of tax, within the next twelve months is $6.3 million.

At June 30, 2010, the Company had foreign currency forward contracts in the amount of $1,348.8 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the Swiss franc ($257.5 million), British pound ($241.9 million), Canadian dollar ($152.2 million), Euro ($148.0 million), Hong Kong dollar ($97.3 million), Australian dollar ($88.3 million) and Japanese yen ($62.3 million).

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair-Value Hedges

The Company enters into interest rate derivative contracts to manage its exposure to interest rate fluctuations on its funded indebtedness and anticipated issuance of debt for periods consistent with the identified exposures.  The Company has interest rate swap agreements, with a notional amount totaling $250.0 million, to effectively convert the fixed rate interest on its 2017 Senior Notes to variable interest rates based on six-month LIBOR.  These interest rate swap agreements are designated as fair-value hedges of the related long-term debt and the changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt.  As of June 30, 2010, these fair-value hedges were highly effective in all material respects.  Information regarding the Company’s interest rate swap agreements is presented in the following table:

	Year Ended or at June 30, 2010			Year Ended or at June 30, 2009
	Notional	Weighted Average		Notional	Weighted Average
($ in millions)	Amount	Pay Rate	Receive Rate	Amount	Pay Rate	Receive Rate
Interest rate swaps on 2017 Senior Notes	$250.0	0.96%	5.55%	$250.0	1.75%	5.55%

Credit Risk

As a matter of policy, the Company only enters into derivative contracts with counterparties that have at least an “A” (or equivalent) credit rating.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $57.7 million at June 30, 2010, of which 40% and 35% were attributable to two counterparties.  To manage this risk, the Company has established strict counterparty credit guidelines that are continually monitored and reported to management.  Accordingly, management believes risk of loss under these hedging contracts is remote.

Certain of the Company’s derivative financial instruments contain credit-risk-related contingent features.  As of June 30, 2010, the Company was in compliance with such features and there were no derivative financial instruments with credit-risk-related contingent features that were in a net liability position.

NOTE 12 — FAIR VALUE MEASUREMENTS

The Company records its financial assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants at the measurement date.  Effective beginning in the Company’s fiscal 2010, the accounting for fair value measurements must be applied to nonrecurring nonfinancial assets and nonfinancial liabilities, which principally consist of assets or liabilities acquired through business combinations, goodwill, indefinite-lived intangible assets and long-lived assets for purposes of calculating potential impairment, and liabilities associated with restructuring activities.  In addition, the disclosure for the accounting for the fair value measurements must be applied to the Company’s defined benefit pension plans and post-retirement benefit plans.  See Note 13 — Pension, Deferred Compensation and Post-retirement Benefit Plans.  The Company is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The three levels of inputs that may be used to measure fair value are as follows:

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$19.1	$—	$19.1
Interest rate swap contracts	—	38.7	—	38.7
Available-for-sale securities	5.4	—	—	5.4
Total	$5.4	$57.8	$—	$63.2

Liabilities:
Foreign currency forward contracts	$—	$12.5	$—	$12.5

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$16.7	$—	$16.7
Interest rate swap contracts	—	24.5	—	24.5
Available-for-sale securities	5.5	—	—	5.5
Total	$5.5	$41.2	$—	$46.7

Liabilities:
Foreign currency forward contracts	$—	$26.2	$—	$26.2

The following table presents the Company’s hierarchy as of June 30, 2010 for certain of its nonfinancial assets measured at fair value on a nonrecurring basis due to changes in circumstances that triggered interim impairment reviews and recoverability tests during fiscal 2010:

(In millions)	Impairment charges		Carrying Value June 30, 2010	Level 1	Level 2	Level 3 (1)

Goodwill	$16.6		$28.0	$—	$—	$28.0
Other intangible assets, net	37.9	(2)	41.4	—	—	41.4
Long-lived assets	2.7		—	—	—	—
Total	$57.2		$69.4	$—	$—	$69.4

(1)       See Note 4 — Property, Plant and Equipment and Note 5 — Goodwill and Other Intangible Assets for discussion of the valuation techniques used to measure fair value, the description of the inputs and information used to develop those inputs.

(2)       Includes $8.8 million related to the reformulation of Ojon brand products, which is included in Restructuring and other special charges in the accompanying consolidated statements of earnings.

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

The estimated fair values of the Company’s financial instruments are as follows:

	June 30
	2010		2009
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$1,120.7	$1,120.7	$864.5	$864.5
Available-for-sale securities	5.4	5.4	5.5	5.5
Short-term and long-term debt	1,228.4	1,325.3	1,421.4	1,425.0

Derivatives
Foreign currency forward contracts — asset (liability)	6.6	6.6	(9.5)	(9.5)
Interest rate swap contracts — asset (liability)	38.7	38.7	24.5	24.5

NOTE 13 — PENSION, DEFERRED COMPENSATION AND POST-RETIREMENT BENEFIT PLANS

The Company maintains pension plans covering substantially all of its full-time employees for its U.S. operations and a majority of its international operations.  Several plans provide pension benefits based primarily on years of service and employees’ earnings.  In certain instances, the Company adjusts benefits in connection with international employee transfers.

Retirement Growth Account Plan (U.S.)

The Retirement Growth Account Plan is a trust-based, noncontributory qualified defined benefit pension plan.  The Company’s funding policy consists of contributions at a rate that provides for future plan benefits and maintains appropriate funded percentages.  Such contribution is not less than the minimum required by the Employee Retirement Income Security Act of 1974, as amended, (“ERISA”) and subsequent pension legislation and is not more than the maximum amount deductible for income tax purposes.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Post-retirement Benefits

The Company maintains a domestic post-retirement benefit plan which provides certain medical and dental benefits to eligible employees.  Employees hired after January 1, 2002 are not eligible for retiree medical benefits when they retire.  Certain retired employees who are receiving monthly pension benefits are eligible for participation in the plan.  Contributions required and benefits received by retirees and eligible family members are dependent on the age of the retiree.  It is the Company’s practice to fund these benefits as incurred and to provide discretionary funding for the future liability up to the maximum amount deductible for income tax purposes.

Certain of the Company’s international subsidiaries and affiliates have post-retirement plans, although most participants are covered by government-sponsored or administered programs.

Plan Summaries

The significant components of the above mentioned plans as of and for the years ended June 30 are summarized as follows:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2010	2009	2010	2009	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$469.6	$432.6	$379.3	$404.4	$122.8	$110.4
Service cost	22.5	20.9	17.9	16.3	3.3	3.6
Interest cost	29.3	28.1	19.3	18.1	8.0	7.6
Plan participant contributions	—	—	2.5	2.4	0.6	0.6
Actuarial loss (gain)	51.8	17.3	47.5	1.4	15.4	7.2
Foreign currency exchange rate impact	—	—	(22.7)	(43.9)	1.1	(1.6)
Benefits, expenses, taxes and premiums paid	(27.6)	(29.3)	(23.2)	(19.9)	(5.4)	(5.0)
Plan amendments	—	—	(1.8)	0.8	(0.8)	—
Special termination benefits	—	—	1.1	2.4	—	—
Acquisitions, divestitures, adjustments	—	—	0.3	1.2	—	—
Settlements and curtailments	—	—	(6.5)	(3.9)	—	—
Benefit obligation at end of year	$545.6	$469.6	$413.7	$379.3	$145.0	$122.8

Change in plan assets:
Fair value of plan assets at beginning of year	$386.5	$420.0	$299.0	$345.7	$—	$—
Actual return on plan assets	72.7	(29.3)	28.4	(31.2)	—	—
Foreign currency exchange rate impact	—	—	(15.6)	(37.1)	—	—
Employer contributions	46.7	25.1	68.2	41.8	10.8	4.4
Plan participant contributions	—	—	2.5	2.4	0.6	0.6
Settlements and curtailments	—	—	(6.5)	(3.9)	—	—
Acquisitions, divestitures, adjustments	—	—	0.3	1.2	—	—
Benefits, expenses, taxes and premiums paid from plan assets	(27.6)	(29.3)	(23.2)	(19.9)	(5.4)	(5.0)
Fair value of plan assets at end of year	$478.3	$386.5	$353.1	$299.0	$6.0	$—

Funded status	$(67.3)	$(83.1)	$(60.6)	$(80.3)	$(139.0)	$(122.8)

Amounts recognized in the Balance Sheet consist of:
Other assets	$19.6	$2.2	$26.7	$6.6	$—	$—
Other accrued liabilities	(8.1)	(7.6)	(2.0)	(4.8)	(0.3)	(4.6)
Other noncurrent liabilities	(78.8)	(77.7)	(85.3)	(82.1)	(138.7)	(118.2)
Funded status	(67.3)	(83.1)	(60.6)	(80.3)	(139.0)	(122.8)
Accumulated other comprehensive loss	156.1	149.7	144.5	120.4	28.6	15.0
Net amount recognized	$88.8	$66.6	$83.9	$40.1	$(110.4)	$(107.8)

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Plans						Other than Pension Plans
	U.S.			International			Post-retirement
($ in millions)	2010	2009	2008	2010	2009	2008	2010	2009	2008
Components of net periodic benefit cost:
Service cost, net	$22.5	$20.9	$19.7	$17.9	$16.3	$17.1	$3.3	$3.6	$3.8
Interest cost	29.3	28.1	26.2	19.3	18.1	15.1	8.0	7.6	6.2
Expected return on assets	(32.4)	(33.4)	(31.7)	(19.8)	(18.8)	(15.3)	—	—	—
Amortization of:
Transition (asset) obligation	—	—	—	—	0.1	0.1	—	—	—
Prior service cost	0.8	0.7	0.7	2.3	2.3	0.3	—	—	—
Actuarial loss (gain)	4.1	1.7	1.7	1.9	0.6	5.9	0.6	0.5	0.1
Settlements and curtailments	—	—	—	2.7	1.3	0.7	—	—	—
Acquisitions, divestitures, adjustments	—	—	—	—	—	—	—	—	—
Special termination benefits	—	—	—	1.1	2.4	1.2	—	—	—
Net periodic benefit cost	$24.3	$18.0	$16.6	$25.4	$22.3	$25.1	$11.9	$11.7	$10.1

Weighted-average assumptions used to determine benefit obligations at June 30:
Discount rate	5.30%	6.50%	6.75%	1.25 – 8.00%	1.75 – 8.75%	2.00 - 9.00%	5.30 – 9.00%	6.50 – 9.00%	6.25 - 6.75%

Rate of compensation increase	4.00 - 12.00%	4.00 - 12.00%	4.00 - 12.00%	2.00 - 6.00%	1.75 - 5.50%	1.75 - 6.00%	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for the year ended June 30:
Discount rate	6.50%	6.75%	6.25%	1.75 - 8.75%	2.00 - 9.00%	2.25 - 8.25%	6.50 - 9.00%	6.25 - 8.75%	5.50 - 6.25%

Expected return on assets	7.75%	7.75%	7.75%	2.75 - 8.75%	3.25 - 9.00%	3.00 - 8.25%	N/A	N/A	N/A

Rate of compensation increase	4.00 - 12.00%	4.00 - 12.00%	3.00 - 9.50%	1.75 - 5.50%	1.75 - 6.00%	1.75 - 6.00%	N/A	N/A	N/A

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  The assumed weighted-average health care cost trend rate for the coming year is 7.05% while the weighted-average ultimate trend rate of 4.56% is expected to be reached in approximately 20 years.  A one-percentage-point change in assumed health care cost trend rates for fiscal 2010 would have had the following effects:

(In millions)	One-Percentage-Point Increase	One-Percentage-Point Decrease

Effect on total service and interest costs	$1.1	$(1.0)
Effect on post-retirement benefit obligations	$9.4	$(9.0)

Amounts recognized in accumulated other comprehensive (income) loss (before tax) as of June 30, 2010 are as follows:

	Pension Plans		Other than Pension Plans
(In millions)	U.S.	International	Post-retirement	Total

Net actuarial (gains) losses, beginning of year	$143.8	$94.2	$15.1	$253.1
Actuarial (gains) losses recognized	11.3	38.9	15.4	65.6
Amortization of amounts included in net periodic benefit cost	(4.1)	(4.6)	(0.6)	(9.3)
Translation adjustments	—	(3.5)	(0.4)	(3.9)
Net actuarial (gains) losses, end of year	151.0	125.0	29.5	305.5

Net prior service cost (credit), beginning of year	5.9	26.3	(0.1)	32.1
Prior service cost (credit) recognized	—	(1.8)	(0.8)	(2.6)
Amortization of amounts included in net periodic benefit cost	(0.8)	(2.3)	—	(3.1)
Translation adjustments	—	(2.6)	—	(2.6)
Net prior service cost (credit), end of year	5.1	19.6	(0.9)	23.8

Net transition obligation (asset), beginning of year	—	(0.1)	—	(0.1)
Amortization of amounts included in net periodic benefit cost	—	—	—	—
Net transition obligation (asset), end of year	—	(0.1)	—	(0.1)

Total amounts recognized in accumulated other comprehensive (income) loss	$156.1	$144.5	$28.6	$329.2

Amounts in accumulated other comprehensive (income) loss expected to be amortized as components of net periodic benefit cost during fiscal 2011 are as follows:

	Pension Plans		Other than Pension Plans
(In millions)	U.S.	International	Post-retirement

Prior service cost	$0.7	$1.9	$(0.1)
Net actuarial loss	$9.7	$5.6	$1.7

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company’s pension plans at June 30 are as follows:

	Pension Plans
	Retirement Growth Account		Restoration		International
(In millions)	2010	2009	2010	2009	2010	2009

Projected benefit obligation	$458.7	$384.3	$86.9	$85.3	$413.7	$379.3
Accumulated benefit obligation	$405.5	$334.6	$71.3	$69.4	$362.6	$331.7
Fair value of plan assets	$478.3	$386.5	$—	$—	$353.1	$299.0

International pension plans with projected benefit obligations in excess of the plans’ assets had aggregate projected benefit obligations of $158.0 million and $269.6 million and aggregate fair value of plan assets of $70.6 million and $182.6 million at June 30, 2010 and 2009, respectively.  International pension plans with accumulated benefit obligations in excess of the plans’ assets had aggregate accumulated benefit obligations of $113.3 million and $104.9 million and aggregate fair value of plan assets of $51.0 million and $44.3 million at June 30, 2010 and 2009, respectively.

	Pension Plans		Other Than Pension Plans
(In millions)	U.S.	International	Post-retirement
Expected Cash Flows:
Expected employer contributions for year ending June 30, 2011	$—	$21.4	$—
Expected benefit payments for year ending June 30,
2011	41.8	17.5	5.7
2012	42.1	18.5	6.3
2013	40.0	17.7	7.0
2014	33.8	17.0	7.6
2015	34.2	17.5	8.3
Years 2016 - 2020	172.6	102.6	56.3

Plan Assets

The Company’s investment strategy for its pension and post-retirement plan assets is to maintain a diversified portfolio of asset classes with the primary goal of meeting long-term cash requirements as they become due.  Assets are primarily invested in diversified funds that hold equity or debt securities to maintain the security of the funds while maximizing the returns within each plan’s investment policy.  The investment policy for each plan specifies the type of investment vehicles appropriate for the plan, asset allocation guidelines, criteria for selection of investment managers, procedures to monitor overall investment performance, as well as investment manager performance.

	Pension Plans		Other Than Pension Plans
	U.S.	International	Post-retirement
Target Asset Allocation at June 30, 2010:
Equity	42%	20%	42%
Debt securities	34%	52%	34%
Other	24%	28%	24%
	100%	100%	100%

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a description of the valuation methodologies used for plan assets measured at fair value:

Short-term investment funds - The fair value is determined using the Net Asset Value (“NAV”) provided by the administrator of the fund.  The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of shares outstanding.  The NAV is a quoted price in a market that is not active and is primarily classified as Level 2.

Government and agency securities - When quoted prices are available in an active market, the investments are classified as Level 1.  When quoted market prices are not available in an active market, the investments are classified as Level 2.

Equity securities -The fair values reflect the closing price reported on a major market where the individual securities are traded.  These investments are classified within Level 1 of the valuation hierarchy.

Debt instruments - The fair values are based on a compilation of primarily observable market information or a broker quote in a non-active market.  These investments are primarily classified within Level 2 of the valuation hierarchy.

Commingled funds - The fair values are determined using NAV provided by the administrator of the fund.  The NAV is based on the value of the underlying assets owned by the trust/entity, minus its liabilities, and then divided by the number of shares outstanding.  These investments are generally classified within Level 2 of the valuation hierarchy.

Insurance contracts - The instruments are issued by insurance companies.  The fair value is based on negotiated value and the underlying investment held in separate account portfolios as well as considering the credit worthiness of the issuer.  The underlying investments are government, asset-backed and fixed income securities.  Insurance contracts are generally classified as Level 3 as there are no quoted prices nor other observable inputs for pricing.

Interests in limited partnerships and hedge fund investments - One limited partnership investment and one hedge fund was valued using the NAV provided by the administrator of the partnership/fund.  The NAV is based on the value of the underlying assets owned by the partnership/fund, minus its liabilities, and then divided by the number of shares outstanding.  These investments are classified within Level 2 of the valuation hierarchy.  All other limited partnership investments and hedge fund investments are private equity funds and the fair values are determined by the fund managers based on the estimated value of the various holdings of the fund portfolio.  These investments are classified within Level 3 of the valuation hierarchy.

The following table presents the fair values of the Company’s pension and post-retirement plan assets by asset category as of June 30, 2010:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Total

Short-term investment funds	$52.6	$46.4	$—	$99.0
Government agency securities	—	32.4	—	32.4
Debt instruments	—	86.2	—	86.2
Equity securities	12.4	—	—	12.4
Commingled funds	—	428.7	68.7	497.4
Insurance contracts	—	—	32.0	32.0
Limited partnerships and hedge fund investments	—	—	78.0	78.0
Total	$65.0	$593.7	$178.7	$837.4

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in Level 3 plan assets for the year ended June 30, 2010:

(In millions)	Commingled Funds	Insurance Contracts	Limited Partnerships and Hedge Fund Investments	Total

Balance as of June 30, 2009	$19.1	$34.3	$65.0	$118.4
Actual return on plan assets:
Relating to assets still held at the reporting date	4.9	—	10.9	15.8
Relating to assets sold during the year	(3.7)	2.1	—	(1.6)
Purchases, sales, issuances and settlements, net	53.1	0.5	2.1	55.7
Foreign exchange impact	(4.7)	(4.9)	—	(9.6)
Balance as of June 30, 2010	$68.7	$32.0	$78.0	$178.7

401(k) Savings Plan (U.S.)

The Company’s 401(k) Savings Plan (“Savings Plan”) is a contributory defined contribution plan covering substantially all regular U.S. employees who have completed the hours and service requirements, as defined by the plan document.  Regular full-time employees are eligible to participate in the Savings Plan thirty days following their date of hire.  The Savings Plan is subject to the applicable provisions of ERISA.  The Company matches a portion of the participant’s contributions after one year of service under a predetermined formula based on the participant’s contribution level.  The Company’s contributions were $20.8 million, $20.5 million and $18.7 million for the fiscal years ended June 30, 2010, 2009 and 2008, respectively.  Shares of the Company’s Class A Common Stock are not an investment option in the Savings Plan and the Company does not use such shares to match participants’ contributions.

Deferred Compensation

The Company accrues for deferred compensation and interest thereon, and for the increase in the value of share units pursuant to agreements with certain key executives and outside directors.  The amounts included in the accompanying consolidated balance sheets under these plans were $61.2 million and $66.4 million as of June 30, 2010 and 2009, respectively.  The expense for fiscal 2010, 2009 and 2008 was $1.7 million, $5.4 million and $9.2 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The following table summarizes scheduled maturities of the Company’s contractual obligations for which cash flows are fixed and determinable as of June 30, 2010:

		Payments Due in Fiscal
	Total	2011	2012	2013	2014	2015	Thereafter
	(In millions)

Debt service (1)	$2,072.6	$84.1	$188.7	$67.2	$277.5	$35.1	$1,420.0
Operating lease commitments (2)	1,203.3	200.2	175.7	152.3	131.9	115.8	427.4
Unconditional purchase obligations (3)	2,212.9	1,302.3	214.6	204.1	94.8	96.2	300.9
Gross unrecognized tax benefits and interest — current (4)	41.3	41.3	—	—	—	—	—
Total contractual obligations	$5,530.1	$1,627.9	$579.0	$423.6	$504.2	$247.1	$2,148.3

(1)        Includes long-term and short-term debt and the related projected interest costs, and to a lesser extent, capital lease commitments.  Interest costs on long-term and short-term debt are projected to be $60.6 million in fiscal 2011, $60.8 million in fiscal 2012, $53.6 million in fiscal 2013, $44.0 million in fiscal 2014, $35.0 million in fiscal 2015 and $619.8 million thereafter.  Projected interest costs on variable rate instruments were calculated using market rates at June 30, 2010.  Refer to Note 10 — Debt.

(2)        Minimum operating lease commitments only include base rent.  Certain leases provide for contingent rents that are not measurable at inception and primarily include rents based on a percentage of sales in excess of stipulated levels, as well as common area maintenance.  These amounts are excluded from minimum operating lease commitments and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably measurable.  Such amounts have not been material to total rent expense.  Total rental expense included in the accompanying consolidated statements of earnings was $272.8 million in fiscal 2010, $250.6 million in fiscal 2009 and $230.8 million in fiscal 2008.

(3)        Unconditional purchase obligations primarily include inventory commitments, estimated future earn-out payments, estimated royalty payments pursuant to license agreements, advertising commitments, capital improvement commitments, planned funding of pension and other post-retirement benefit obligations, commitments pursuant to executive compensation arrangements, obligations related to the Company’s cost savings initiatives and acquisitions.  Future earn-out payments and future royalty and advertising commitments were estimated based on planned future sales for the term that was in effect at June 30, 2010, without consideration for potential renewal periods.

(4)    Refer to Note 8 — Income Taxes for information regarding unrecognized tax benefits.  During the fourth quarter of fiscal 2010, the Company made a cash payment of $20.5 million to the U.S. Treasury as an advance deposit, which is not reflected as a reduction to the $41.3 million.  As of June 30, 2010, the noncurrent portion of the Company’s unrecognized tax benefits, including related accrued interest and penalties was $152.7 million.  At this time, the settlement period for the noncurrent portion of the unrecognized tax benefits, including related accrued interest and penalties, cannot be determined and therefore was not included.

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

NOTE 15 — COMMON STOCK

As of June 30, 2010, the Company’s authorized common stock consists of 650 million shares of Class A Common Stock, par value $.01 per share, and 240 million shares of Class B Common Stock, par value $.01 per share.  Class B Common Stock is convertible into Class A Common Stock, in whole or in part, at any time and from time to time at the option of the holder, on the basis of one share of Class A Common Stock for each share of Class B Common Stock converted.  Holders of the Company’s Class A Common Stock are entitled to one vote per share and holders of the Company’s Class B Common Stock are entitled to ten votes per share.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information about the Company’s common stock outstanding is as follows:

	Class A	Class B
	(Shares in thousands)

Balance at June 30, 2007	112,523.4	81,804.8
Acquisition of treasury stock	(3,106.3)	—
Conversion of Class B to Class A	3,737.5	(3,737.5)
Stock-based compensation	3,685.2	—
Balance at June 30, 2008	116,839.8	78,067.3
Acquisition of treasury stock	(1,401.2)	—
Stock-based compensation	3,188.3	—
Balance at June 30, 2009	118,626.9	78,067.3
Acquisition of treasury stock	(4,901.9)	—
Conversion of Class B to Class A	985.3	(985.3)
Stock-based compensation	5,931.3	—
Balance at June 30, 2010	120,641.6	77,082.0

The Company is authorized by the Board of Directors to repurchase up to 88.0 million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  As of June 30, 2010, the cumulative total of acquired shares pursuant to the authorization was 70.0 million, reducing the remaining authorized share repurchase balance to 18.0 million.

NOTE 16 — STOCK PROGRAMS

As of June 30, 2010, the Company has two active equity compensation plans which include the Amended and Restated Fiscal 2002 Share Incentive Plan (the “Fiscal 2002 Plan”) and the Non-Employee Director Share Incentive Plan (collectively, the “Plans”).  These Plans currently provide for the issuance of 24,767,300 shares of Class A Common Stock, which consist of shares originally provided for and shares transferred to the Fiscal 2002 Plan from other inactive plans and employment agreements, to be granted in the form of stock-based awards to key employees, consultants and non-employee directors of the Company.  As of June 30, 2010, approximately 7,798,100 shares of Class A Common Stock were reserved and available to be granted pursuant to these Plans.  The Company may satisfy the obligation of its stock-based compensation awards with either new or treasury shares.  The Company’s equity compensation awards outstanding at June 30, 2010 include stock options, performance share units (“PSU”), restricted stock units (“RSU”) and share units.

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of, stock options, PSUs, RSUs and share units.  Compensation expense attributable to net stock-based compensation for fiscal 2010, 2009 and 2008 was $57.0 million ($38.0 million after tax), $51.5 million ($34.3 million after tax) and $47.2 million ($31.2 million after tax), respectively.  As of June 30, 2010, the total unrecognized compensation cost related to nonvested stock-based awards was $36.0 million and the related weighted-average period over which it is expected to be recognized is approximately 1.6 years.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

A summary of the Company’s stock option programs as of June 30, 2010 and changes during the fiscal year then ended, is presented below:

(Shares in thousands)	Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value(1) (in millions)	Weighted- Average Contractual Life Remaining in Years

Outstanding at June 30, 2009	18,914.7	$43.50
Granted at fair value	2,169.5	34.30
Exercised	(5,341.4)	38.38
Expired	(5,608.3)	51.43
Forfeited	(50.9)	40.88
Outstanding at June 30, 2010	10,083.6	39.84	$160.3	6.1

Exercisable at June 30, 2010	6,404.0	39.22	$105.7	4.6

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

The per-share weighted-average grant date fair value of stock options granted during fiscal 2010, 2009 and 2008 was $10.64, $17.30 and $14.36, respectively.  The total intrinsic value of stock options exercised during fiscal 2010, 2009 and 2008 was $91.8 million, $24.7 million and $33.2 million, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended June 30
	2010	2009	2008
Weighted-average expected stock-price volatility	30%	28%	25%
Weighted-average expected option life	8 years	8 years	8 years
Average risk-free interest rate	3.1%	3.4%	4.5%
Average dividend yield	2.0%	1.2%	1.2%

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Share Units

During fiscal 2010, the Company granted 165,300 PSUs, which will be settled in stock subject to the achievement of the Company’s net sales, net earnings per share and return on invested capital goals for the three fiscal years ending June 30, 2012.  Settlement will be made pursuant to a range of opportunities relative to the net sales and diluted net earnings per common share targets of the Company and, as such, the compensation cost of the PSU is subject to adjustment based upon the attainability of these target goals.  No settlement will occur for results below the applicable minimum threshold and additional shares shall be issued if performance exceeds the targeted performance goals.  Certain PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSU.  Other PSUs granted in fiscal 2010 are not accompanied by dividend equivalent rights and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant less the discounted present value of the dividends expected to be paid on the shares during the vesting period.  These awards are subject to the provisions of the agreement under which the PSUs are granted.  The PSUs were valued at the closing market value of the Company’s Class A Common Stock on the date of grant and generally vest at the end of the performance period.  Approximately 47,500 shares of Class A Common Stock are anticipated to be issued, relative to the target goals set at the time of issuance, in settlement of the 93,200 PSUs that vested as of June 30, 2010.  In September 2009, 31,100 shares of the Company’s Class A Common Stock were issued and related accrued dividends were paid, relative to the target goals set at the time of issuance, in settlement of 96,100 PSUs which vested as of June 30, 2009.

The following is a summary of the status of the Company’s PSUs as of June 30, 2010 and activity during the fiscal year then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share
Nonvested at June 30, 2009	224.2	$48.57
Granted	165.3	33.42
Vested	(93.2)	42.58
Forfeited	—	—
Nonvested at June 30, 2010	296.3	42.00

Restricted Stock Units

The Company granted approximately 979,800 RSUs during fiscal 2010 which, at the time of grant, were scheduled to vest as follows: 39,800 on July 1, 2010, 487,600 on November 1, 2010, 39,800 on July 2, 2011, 272,600 on October 31, 2011, 39,800 on July 2, 2012 and 100,200 on October 31, 2012, all subject to the continued employment or retirement of the grantees.  Certain RSUs granted in fiscal 2010 are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the RSU and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.  Other RSUs granted in fiscal 2010 are not accompanied by dividend equivalent rights and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant less the discounted present value of the dividends expected to be paid on the shares during the vesting period.

The following is a summary of the status of the Company’s RSUs as of June 30, 2010 and activity during the fiscal year then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share
Nonvested at June 30, 2009	922.5	$48.31
Granted	979.8	33.50
Vested	(558.8)	47.48
Forfeited	(42.6)	39.85
Nonvested at June 30, 2010	1,300.9	37.79

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share Units

The Company grants share units to certain non-employee directors under the Non-Employee Director Share Incentive Plan.  The share units are convertible into shares of Class A Common Stock as provided for in that plan.  Share units are accompanied by dividend equivalent rights that are converted to additional share units when such dividends are declared.  The following is a summary of the status of the Company’s share units as of June 30, 2010 and activity during the fiscal year then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share
Outstanding at June 30, 2009	22.6	$38.02
Granted	3.5	46.63
Dividend equivalents	0.3	49.54
Converted	—	—
Outstanding at June 30, 2010	26.4	39.27

Cash Units

Certain non-employee directors defer cash compensation in the form of cash payout share units, which are not subject to the Plans.  These share units are classified as liabilities and, as such, their fair value is adjusted to reflect the current market value of the Company’s Class A Common Stock.  The Company recorded $2.3 million as compensation expense, $0.3 million as compensation income and $0.5 million as compensation expense to reflect additional deferrals and the change in the market value for fiscal 2010, 2009 and 2008, respectively.

NOTE 17 — NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC. PER COMMON SHARE

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

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Year Ended June 30
	2010	2009	2008
	(In millions, except per share data)
Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$478.3	$218.4	$473.8

Denominator:
Weighted average common shares outstanding — Basic	197.7	196.3	193.9
Effect of dilutive stock options	2.2	0.8	2.6
Effect of restricted stock units and performance share units	0.8	0.6	0.6
Weighted average common shares outstanding — Diluted	200.7	197.7	197.1

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$2.42	$1.11	$2.44
Diluted	2.38	1.10	2.40

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2010, outstanding stock options that were not included in the computation of diluted EPS because their inclusion would be anti-dilutive were de minimis.  As of June 30, 2009 and 2008, outstanding options to purchase 18.7 million and 7.1 million shares, respectively, of Class A Common Stock were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.  As of June 30, 2010, 2009 and 2008, 0.3 million, 0.2 million and 0.2 million, respectively, of performance share units have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 16 — Stock Programs.

NOTE 18 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of Accumulated other comprehensive income (“AOCI”) included in the accompanying consolidated balance sheets consist of the following:

	Year Ended June 30
	2010	2009	2008
	(In millions)

Net unrealized investment gains, beginning of year	$(0.2)	$0.3	$0.8
Unrealized investment gains (losses)	0.6	(0.8)	(0.9)
Benefit (provision) for deferred income taxes	(0.2)	0.3	0.4
Net unrealized investment gains, end of year	0.2	(0.2)	0.3

Net derivative instruments, beginning of year	1.5	7.9	8.2
Gain (loss) on derivative instruments	(0.2)	16.5	(4.7)
Benefit (provision) for deferred income taxes on derivative instruments	(0.1)	(5.8)	1.6
Reclassification to earnings during the year:
Foreign currency forward and option contracts	20.3	(26.1)	4.4
Settled interest rate-related derivatives	(0.2)	(0.3)	(0.2)
Benefit (provision) for deferred income taxes on reclassification	(7.0)	9.3	(1.4)
Net derivative instruments, end of year	14.3	1.5	7.9

Net pension and post-retirement adjustments, beginning of year	(190.7)	(108.8)	(67.4)
Changes in plan assets and benefit obligations:
Net actuarial gains (losses) recognized	(65.6)	(138.5)	(38.2)
Net prior service credit (cost) recognized	2.6	(0.7)	(34.0)
Translation adjustments	6.5	8.7	(0.3)
Amortization of amounts included in net periodic benefit cost:
Net actuarial (gains) losses	9.3	4.1	8.4
Net prior service cost (credit)	3.1	3.0	1.0
Net transition asset (obligation)	—	—	0.1
Benefit (provision) for deferred income taxes	17.2	41.5	21.6
Net pension and post-retirement adjustments, end of year	(217.6)	(190.7)	(108.8)

Cumulative translation adjustments, beginning of year	72.3	211.4	113.1
Translation adjustments	(65.5)	(138.4)	103.7
Benefit (provision) for deferred income taxes	(0.4)	(0.7)	(5.4)
Cumulative translation adjustments, end of year	6.4	72.3	211.4

Accumulated other comprehensive income (loss)	$(196.7)	$(117.1)	$110.8

Of the $14.3 million, net of tax, derivative instrument gain recorded in AOCI at June 30, 2010, $8.6 million, net of tax, related to the October 2003 gain from the settlement of the treasury lock agreements upon the issuance of the Company’s 5.75% Senior Notes due October 2033, which is being reclassified to earnings as an offset to interest expense over the life of the debt.  Also included in the net derivative instrument gain recorded in OCI was $6.3 million in gains, net of tax, related to foreign currency forward and option contracts which the Company will reclassify to earnings during the next twelve months.  These gains were partially offset by $0.6 million, net of tax, related to a loss from the settlement of a series of forward-starting interest rate swap agreements upon the issuance of the Company’s 6.00% Senior Notes due May 2037, which will be reclassified to earnings as an addition to interest expense over the life of the debt.

Refer to Note 13 — Pension, Deferred Compensation and Post-retirement Benefit Plans for the discussion regarding the net pension and post-retirement adjustments.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 — STATEMENT OF CASH FLOWS

Supplemental cash flow information for fiscal 2010, 2009 and 2008 is as follows:

	2010	2009	2008
	(In millions)
Cash:
Cash paid during the year for interest	$106.0	$77.2	$74.1
Cash paid during the year for income taxes	$265.2	$230.2	$249.9

Non-cash investing and financing activities:
Long-term debt issued upon acquisition of business	$—	$—	$23.9
Incremental tax benefit from the exercise of stock options	$(21.3)	$(7.8)	$10.9
Change in liability associated with acquisition of business	$7.0	$5.9	$8.3
Capital lease obligations incurred	$22.5	$15.5	$9.7
Accrued dividend equivalents	$0.2	$0.1	$0.2
Interest rate swap derivative mark to market	$14.2	$13.6	$19.5

NOTE 20 — SEGMENT DATA AND RELATED INFORMATION

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

Product category performance is measured based upon net sales before returns associated with restructuring activities, and earnings before income taxes, net interest expense, interest expense on debt extinguishment and total charges associated with restructuring activities.  Returns and charges associated with restructuring activities are not allocated to the product categories because they result from activities that are deemed a company-wide program to redesign the Company’s organizational structure.  The accounting policies for the Company’s reportable segments are the same as those described in the summary of significant accounting policies, except for depreciation and amortization charges, which are allocated, primarily, based upon net sales.  The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information is produced for the Chief Executive or included herein.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended June 30
	2010	2009	2008
	(In millions)
PRODUCT CATEGORY DATA
Net Sales:
Skin Care	$3,227.1	$2,886.0	$2,996.8
Makeup	2,978.2	2,830.9	3,000.4
Fragrance	1,136.9	1,150.9	1,432.0
Hair Care	413.9	402.4	427.1
Other	55.4	61.7	54.5
	7,811.5	7,331.9	7,910.8
Returns associated with restructuring activities	(15.7)	(8.1)	—
	$7,795.8	$7,323.8	$7,910.8

Depreciation and Amortization:
Skin Care	$104.4	$93.8	$88.5
Makeup	110.3	100.0	94.6
Fragrance	37.2	38.6	45.2
Hair Care	10.8	19.1	20.3
Other	1.0	2.5	2.1
	$263.7	$254.0	$250.7

Goodwill, Other Intangible Asset and Long-Lived Asset Impairments:
Skin Care	$11.0	$36.4	$—
Makeup	1.0	4.1	14.0
Fragrance	0.5	12.8	—
Hair Care	35.9	9.4	—
Other	—	0.4	—
	$48.4	$63.1	$14.0

Operating Income (Loss) before total charges associated with restructuring activities:
Skin Care	$434.3	$294.1	$405.6
Makeup	416.8	279.8	359.4
Fragrance	26.3	(60.8)	36.2
Hair Care	(6.2)	1.1	11.5
Other	3.4	(4.1)	(1.6)
	874.6	510.1	811.1
Reconciliation:
Total charges associated with restructuring activities (1)	(84.7)	(91.7)	(0.4)
Interest expense, net	(74.3)	(75.7)	(66.8)
Interest expense on debt extinguishment	(27.3)	—	—
Earnings before income taxes	$688.3	$342.7	$743.9

(1)  Includes $8.8 million of impairment charges related to the reformulation of Ojon brand products.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended or at June 30
	2010	2009	2008
	(In millions)

GEOGRAPHIC DATA
Net Sales:
The Americas	$3,442.1	$3,421.2	$3,711.5
Europe, the Middle East & Africa	2,859.3	2,611.3	3,006.7
Asia/Pacific	1,510.1	1,299.4	1,192.6
	7,811.5	7,331.9	7,910.8
Returns associated with restructuring activities	(15.7)	(8.1)	—
	$7,795.8	$7,323.8	$7,910.8

Operating Income (Loss):
The Americas	$161.5	$115.2	$228.3
Europe, the Middle East & Africa	500.8	229.7	433.1
Asia/Pacific	212.3	165.2	149.7
	874.6	510.1	811.1
Total charges associated with restructuring activities	(84.7)	(91.7)	(0.4)
	$789.9	$418.4	$810.7

Total Assets:
The Americas	$3,237.3	$3,261.4	$2,931.0
Europe, the Middle East & Africa	1,600.0	1,497.2	1,672.0
Asia/Pacific	498.3	418.0	408.2
	$5,335.6	$5,176.6	$5,011.2

Long-Lived Assets (property, plant and equipment, net):
The Americas	$702.6	$682.2	$670.8
Europe, the Middle East & Africa	258.3	291.1	312.3
Asia/Pacific	62.7	53.4	60.0
	$1,023.6	$1,026.7	$1,043.1

The Company is domiciled in the United States.  Net sales in the United States in fiscal 2010, 2009 and 2008 were $2,992.7 million, $3,020.4 million and $3,276.2 million, respectively.  The Company’s long-lived assets in the United States at June 30, 2010, 2009 and 2008 were $630.1 million, $612.3 million and $597.8 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 — UNAUDITED QUARTERLY FINANCIAL DATA

The following summarizes the unaudited quarterly operating results of the Company for the years ended June 30, 2010 and 2009:

	Quarter Ended
	September 30 (1)	December 31 (2)	March 31 (3)	June 30 (4)	Total Year
	(In millions, except per share data)

Fiscal 2010
Net Sales	$1,833.4	$2,262.3	$1,860.0	$1,840.1	$7,795.8
Gross Profit	1,388.3	1,736.9	1,415.4	1,425.8	5,966.4
Operating Income	220.4	399.6	126.3	43.6	789.9
Net Earnings Attributable to The Estée Lauder Companies Inc.	140.7	256.2	57.5	23.9	478.3

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	.72	1.30	.29	.12	2.42
Diluted	.71	1.28	.28	.12	2.38

Fiscal 2009
Net Sales	$1,903.5	$2,041.0	$1,696.5	$1,682.8	$7,323.8
Gross Profit	1,403.4	1,533.0	1,250.1	1,255.7	5,442.2
Operating Income (loss)	92.5	270.3	70.3	(14.7)	418.4
Net Earnings (loss) Attributable to The Estée Lauder Companies Inc.	51.1	158.0	27.2	(17.9)	218.4

Net earnings (loss) attributable to The Estée Lauder Companies Inc. per common share:
Basic	.26	.80	.14	(.09)	1.11
Diluted	.26	.80	.14	(.09)	1.10

(1)       Fiscal 2010 first quarter results include charges associated with restructuring activities of $42.3 million ($27.3 million after tax, or $.14 per diluted common share).

(2)       Fiscal 2010 second quarter results include charges associated with restructuring activities of $0.3 million and goodwill and other intangible asset impairment charges of $45.6 million ($29.7 million after tax, or $.14 per diluted common share).

(3)       Fiscal 2010 third quarter results include charges associated with restructuring activities of $16.5 million ($11.4 after tax, or $.06 per diluted common share).  Fiscal 2009 third quarter results include other intangible asset impairment charges of $14.6 million ($13.8 million after tax, or $.07 per diluted common share) and restructuring and other special charges of $6.2 million ($4.2 million after tax, or $.02 per diluted common share).

(4)       Fiscal 2010 fourth quarter results include charges associated with restructuring activities of $25.6 million ($16.8 million after tax, or $.08 per diluted common share), other intangible asset and long-lived asset impairment charges of $2.8 million ($1.8 million after tax, or $.01 per diluted common share), and interest expense on debt extinguishment of $27.3 million ($17.5 million after tax, or $.09 per diluted common share).  Fiscal 2009 fourth quarter results include charges associated with restructuring activities of $85.1 million ($57.2 million after tax, or $.29 per diluted common share), goodwill, other intangible asset and long-lived asset impairment charges of $48.5 million ($32.1 million after tax, or $.16 per diluted common share), and certain out-of-period adjustments of $9.6 million ($3.9 million after tax, or $.02 per diluted common share).

NOTE 22 — SUBSEQUENT EVENT

On July 1, 2010, the Company acquired Smashbox Beauty Cosmetics, a privately held, photo studio inspired prestige cosmetics company based in Los Angeles.

THE ESTÉE LAUDER COMPANIES INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended June 30, 2010

(In millions)

COL. A	COL. B	COL. C		COL. D		COL. E
		Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	Deductions		Balance at End of Period

Reserves deducted in the balance sheet from the assets to which they apply:

Allowance for doubtful accounts and customer deductions:

Year ended June 30, 2010	$41.4	$8.7	$—	$15.8	(a)	$34.3

Year ended June 30, 2009	$26.3	$29.2	$—	$14.1	(a)	$41.4

Year ended June 30, 2008	$23.3	$13.2	$—	$10.2	(a)	$26.3

Sales return accrual:

Year ended June 30, 2010	$77.6	$371.5	$—	$376.5	(b)	$72.6

Year ended June 30, 2009	$90.3	$350.9	$—	$363.6	(b)	$77.6

Year ended June 30, 2008	$77.5	$372.0	$—	$359.2	(b)	$90.3

Deferred tax valuation allowance:

Year ended June 30, 2010	$23.5	$18.6	$—	$3.6		$38.5

Year ended June 30, 2009	$7.2	$18.0	$—	$1.7		$23.5

Year ended June 30, 2008	$4.3	$5.7	$—	$2.8		$7.2

Accrued restructuring and other special charges:

Year ended June 30, 2010	$54.9	$48.8	$—	$72.6		$31.1

Year ended June 30, 2009	$22.8	$70.3	$—	$38.2		$54.9

Year ended June 30, 2008	$39.9	$0.4	$—	$17.5		$22.8

(a)          Includes amounts written-off, net of recoveries.

(b)         Represents actual returns.

S-1

THE ESTÉE LAUDER COMPANIES INC.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation, dated November 16, 1995 (filed as Exhibit 3.1 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

3.2	Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on January 27, 2000) (SEC File No. 1-14064).*

3.3	Certificate of Designations for the Series A Cumulative Redeemable Preferred Stock (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on January 29, 2004) (SEC File No. 1-14064).*

3.4	Amended and Restated Bylaws (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on May 12, 2009) (SEC File No. 1-14064).*

4.1

Indenture, dated November 5, 1999, between the Company and State Street Bank and Trust Company, N.A. (filed as Exhibit 4 to Amendment No. 1 to our Registration Statement on Form S-3 (No. 333-85947) filed on November 5, 1999) (SEC File No. 1-14064).*

4.2

Officers’ Certificate, dated January 10, 2002, defining certain terms of the 6% Senior Notes due 2012 (filed as Exhibit 4.2 to our Quarterly Report on Form 10-Q filed on January 31, 2002) (SEC File No. 1-14064).*

4.3	Global Note for the 6% Senior Notes due 2012 (filed as Exhibit 4.3 to our Quarterly Report on Form 10-Q filed on January 31, 2002) (SEC File No. 1-14064).*

4.4

Officers’ Certificate, dated September 29, 2003, defining certain terms of the 5.75% Senior Notes due 2033 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on September 29, 2003) (SEC File No. 1-14064).*

4.5	Global Note for 5.75% Senior Notes due 2033 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on September 29, 2003) (SEC File No. 1-14064).*

4.6

Officers’ Certificate, dated May 1, 2007, defining certain terms of the 5.550% Senior Notes due 2017 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on May 1, 2007) (SEC File No. 1-14064).*

4.7	Global Note for 5.550% Senior Notes due 2017 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on May 1, 2007) (SEC File No. 1-14064).*

4.8

Officers’ Certificate, dated May 1, 2007, defining certain terms of the 6.000% Senior Notes due 2037 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on May 1, 2007) (SEC File No. 1-14064).*

4.9	Global Note for 6.000% Senior Notes due 2037 (filed as Exhibit 4.4 to our Current Report on Form 8-K filed on May 1, 2007) (SEC File No. 1-14064).*

4.10

Officers’ Certificate, dated November 4, 2008, defining certain terms of the 7.750% Senior Notes due 2013 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on November 4, 2008) (SEC File No. 1-14064).*

4.11	Global Note for 7.750% Senior Notes due 2013 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on November 4, 2008) (SEC File No. 1-14064).*

10.1	Stockholders’ Agreement, dated November 22, 1995 (filed as Exhibit 10.1 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

10.1a	Amendment No. 1 to Stockholders’ Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 30, 1996) (SEC File No. 1-14064).*

10.1b	Amendment No. 2 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 28, 1997) (SEC File No. 1-14064).*

10.1c	Amendment No. 3 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on April 29, 1997) (SEC File No. 1-14064).*

10.1d	Amendment No. 4 to Stockholders’ Agreement (filed as Exhibit 10.1d to our Annual Report on Form 10-K filed on September 18, 2000) (SEC File No. 1-14064).*

10.1e	Amendment No. 5 to Stockholders’ Agreement (filed as Exhibit 10.1e to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).*

10.1f	Amendment No. 6 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 27, 2005) (SEC File No. 1-14064).*

10.1g	Amendment No. 7 to Stockholders’ Agreement (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).*

10.2	Registration Rights Agreement, dated November 22, 1995 (filed as Exhibit 10.2 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

10.2a	First Amendment to Registration Rights Agreement (filed as Exhibit 10.3 to our Annual Report on Form 10-K filed on September 10, 1996) (SEC File No. 1-14064).*

10.2b	Second Amendment to Registration Rights Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on April 29, 1997) (SEC File No. 1-14064).*

10.2c	Third Amendment to Registration Rights Agreement (filed as Exhibit 10.2c to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).*

10.2d	Fourth Amendment to Registration Rights Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 29, 2004) (SEC File No. 1-14064).*

10.3	Fiscal 1999 Share Incentive Plan dated November 5, 1998 (filed as Exhibit 4(c) to our Registration Statement on Form S-8 (No. 333-66851) filed on November 5, 1998) (SEC File No. 1-14064).* †

10.3a	Form of Stock Option Agreement under Fiscal 1999 Share Incentive Plan (filed as Exhibit 10.3b to our Annual Report on Form 10-K filed on September 3, 2004) (SEC File No. 1-14064).* †

10.4	The Estee Lauder Companies Retirement Growth Account Plan, as amended.†

10.5	The Estee Lauder Inc. Retirement Benefits Restoration Plan.†

10.6	Executive Annual Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2008) (SEC File No. 1-14064).* †

10.7	Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

10.7a	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8a to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).* †

10.7b	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 10, 2005) (SEC File No. 1-14064).* †

10.7c	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 5, 2009) (SEC File No. 1-14064).* †

10.7d	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.8	Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 3, 2007) (SEC File No. 1-14064).* †

10.8a	Amendment to Employment Agreement with William P. Lauder (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 14, 2007) (SEC File No. 1-14064).* †

10.8b	Amendment to Employment Agreement with William P. Lauder (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on March 27, 2009) (SEC File No. 1-14064).* †

10.9	Employment Agreement with Fabrizio Freda (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2007) (SEC File No. 1-14064).* †

10.9a	Amendment to Employment Agreement with Fabrizio Freda (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 27, 2009) (SEC File No. 1-14064).* †

10.10	Employment Agreement with Richard W. Kunes (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 2, 2009) (SEC File No. 1-14064).* †

10.11	Employment Agreement with John Demsey (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on October 28, 2008) (SEC File No. 1-14064).* †

10.12	Employment Agreement with Cedric Prouvé (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on October 28, 2008) (SEC File No. 1-14064).* †

10.12a	Amendment to Employment Agreement with Cedric Prouvé (filed as Exhibit 10.9 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.13	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (filed as Exhibit 10.14 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

10.14	Form of Deferred Compensation Agreement (stock-based) with Outside Directors (filed as Exhibit 10.15 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

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

10.17	The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on September 25, 2007) (SEC File No. 1-14064).* †

10.17a	Form of Stock Option Agreement under Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 4, 2006) (SEC File No. 1-14064).* †

10.17b

Form of Performance Share Unit Award Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 25, 2006) (SEC File No. 1-14064).*†

10.17c

Form of Restricted Stock Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 25, 2006) (SEC File No. 1-14064).*†

10.17d

Form of Restricted Stock Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 25, 2006) (SEC File No. 1-14064).*†

10.17e

Form of Stock Option Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on September 25, 2007) (SEC File No. 1-14064).* †

10.17f

Form of Performance Share Unit Award Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.4 to our Current Report on Form 8-K filed on September 25, 2007) (SEC File No. 1-14064).* †

10.17g

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

Form of Stock Option Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 28, 2008) (SEC File No. 1-14064).* †

10.17j

Form of Performance Share Unit Award Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on October 28, 2008) (SEC File No. 1-14064).* †

10.17k

Form of Restricted Stock Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on October 28, 2008) (SEC File No. 1-14064).* †

10.17l

Form of Restricted Stock Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on October 28, 2008) (SEC File No. 1-14064).* †

10.17m

Form of Stock Option Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.17n

Form of Performance Share Unit Award Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.17o

Form of Performance Share Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.17p

Form of Restricted Stock Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.17q

Form of Restricted Stock Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers for grants related to bonuses (including Form of Notice of Grant) (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.17r

Form of Restricted Stock Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.18	Summary of Compensation For Non-Employee Directors of the Company (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on May 17, 2005) (SEC File No. 1-14064).* †

10.19

$750 Million Credit Agreement, dated April 26, 2007, by and among The Estée Lauder Companies Inc., Estee Lauder Inc., the Eligible Subsidiaries, as defined therein, the lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent (“JPMCB”), Bank of America, N.A. and Citibank, N.A., as syndication agents, Bank of Tokyo-Mitsubishi Trust Company and BNP Paribas, as documentation agents and Citigroup Global Markets Inc. and JPMCB, as joint book runners and joint lead arrangers (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.20

Services Agreement, dated January 1, 2003, among Estee Lauder Inc., Melville Management Corp., Leonard A. Lauder, and William P. Lauder (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC file No. 1014064)*

10.21

Services Agreement, dated November 22, 1995, between Estee Lauder Inc. and RSL Investment Corp. (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC file No. 1014064).*

10.22

Agreement of Sublease and Guarantee of Sublease, dated April 1, 2005, among Aramis Inc., RSL Management Corp., and Ronald S. Lauder (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on January 28, 2010).*

10.22a	First Amendment to Sublease, dated February 28, 2007, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on January 28, 2010).*

10.22b	Second Amendment to Sublease, dated January 27, 2010, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on January 28, 2010).*

10.23	Form of Art Loan Agreement between Lender and Estee Lauder Inc. (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on January 28, 2010).*

21.1	List of significant subsidiaries.

23.1	Consent of KPMG LLP.

24.1	Power of Attorney.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

*  Incorporated herein by reference.

†  Exhibit is a management contract or compensatory plan or arrangement.