Form 10-Q
period 2010-09-30
ESTEE LAUDER COMPANIES INC
filed 2010-11-01
CIK 1001250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

At October 21, 2010, 119,047,044 shares of the registrant’s Class A Common Stock, $.01 par value, and 76,732,041 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended September 30
	2010	2009
	(In millions, except per share data)

Net Sales	$2,091.7	$1,833.4
Cost of sales	488.1	445.1

Gross Profit	1,603.6	1,388.3

Operating expenses:
Selling, general and administrative	1,301.8	1,149.7
Restructuring and other special charges	3.8	18.2
Total operating expenses	1,305.6	1,167.9

Operating Income	298.0	220.4

Interest expense, net	16.1	19.6

Earnings before Income Taxes	281.9	200.8

Provision for income taxes	92.3	63.0
Net Earnings	189.6	137.8

Net loss attributable to noncontrolling interests	1.5	2.9
Net Earnings Attributable to The Estée Lauder Companies Inc.	$191.1	$140.7

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$.97	$.72
Diluted	$.95	$.71

Weighted-average common shares outstanding:
Basic	196.7	196.7
Diluted	200.4	198.2

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED BALANCE SHEETS

	September 30	June 30
	2010	2010
	(Unaudited)
	($ in millions)
ASSETS
Current Assets
Cash and cash equivalents	$693.5	$1,120.7
Accounts receivable, net	1,155.4	746.2
Inventory and promotional merchandise, net	905.2	826.6
Prepaid expenses and other current assets	444.3	427.5
Total current assets	3,198.4	3,121.0

Property, Plant and Equipment, net	1,043.8	1,023.6

Other Assets
Investments, at cost or market value	13.7	12.2
Goodwill	896.7	752.5
Other intangible assets, net	245.0	109.5
Other assets	239.9	316.8
Total other assets	1,395.3	1,191.0
Total assets	$5,637.5	$5,335.6

LIABILITIES AND EQUITY
Current Liabilities
Current debt	$30.6	$23.4
Accounts payable	379.2	425.2
Accrued income taxes	76.4	5.6
Other accrued liabilities	1,200.7	1,118.0
Total current liabilities	1,686.9	1,572.2

Noncurrent Liabilities
Long-term debt	1,204.5	1,205.0
Accrued income taxes	163.5	163.3
Other noncurrent liabilities	444.6	429.7
Total noncurrent liabilities	1,812.6	1,798.0

Contingencies (Note 8)

Equity
Common stock, $.01 par value; 650,000,000 shares Class A authorized; shares issued: 191,572,221 at September 30, 2010 and 190,767,435 at June 30, 2010; 240,000,000 shares Class B authorized; shares issued and outstanding: 76,732,041 at September 30, 2010 and 77,082,041 at June 30, 2010	2.7	2.7
Paid-in capital	1,477.8	1,428.7
Retained earnings	3,755.1	3,564.0
Accumulated other comprehensive loss	(121.1)	(196.7)
	5,114.5	4,798.7
Less: Treasury stock, at cost; 72,553,771 Class A shares at September 30, 2010 and 70,125,805 Class A shares at June 30, 2010	(2,993.5)	(2,850.3)
Total stockholders’ equity — The Estée Lauder Companies Inc.	2,121.0	1,948.4
Noncontrolling interests	17.0	17.0
Total equity	2,138.0	1,965.4
Total liabilities and equity	$5,637.5	$5,335.6

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30
	2010	2009
	(In millions)

Cash Flows from Operating Activities
Net earnings	$189.6	$137.8
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	68.8	65.3
Deferred income taxes	6.1	(21.8)
Non-cash stock-based compensation	30.6	19.2
Excess tax benefits from stock-based compensation arrangements	(0.9)	—
Loss on disposal of property, plant and equipment	0.4	5.4
Non-cash charges associated with restructuring activities	0.9	9.7
Pension and post-retirement benefit expense	16.9	14.3
Pension and post-retirement benefit contributions	(8.7)	(17.2)
Other non-cash items	0.4	0.4
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(369.2)	(218.7)
Increase in inventory and promotional merchandise, net	(34.6)	(42.6)
Increase in other assets, net	(12.9)	(24.5)
Increase (decrease) in accounts payable	(63.8)	6.1
Increase in accrued income taxes	71.5	36.0
Increase in other liabilities	65.8	33.3
Net cash flows provided by (used for) operating activities	(39.1)	2.7

Cash Flows from Investing Activities
Capital expenditures	(57.7)	(45.4)
Acquisition of businesses and other intangible assets, net of cash acquired	(258.5)	(9.3)
Net cash flows used for investing activities	(316.2)	(54.7)

Cash Flows from Financing Activities
Increase (decrease) in short-term debt, net	7.1	(6.3)
Repayments and redemptions of long-term debt	(9.5)	(13.9)
Net settlement of interest rate derivatives	47.4	—
Net proceeds from stock-based compensation transactions	14.6	0.4
Excess tax benefits from stock-based compensation arrangements	0.9	—
Payments to acquire treasury stock	(143.8)	(0.4)
Dividends paid to stockholders	(0.1)	(0.1)
Net cash flows used for financing activities	(83.4)	(20.3)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	11.5	7.0

Net Decrease in Cash and Cash Equivalents	(427.2)	(65.3)
Cash and Cash Equivalents at Beginning of Period	1,120.7	864.5
Cash and Cash Equivalents at End of Period	$693.5	$799.2

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of The Estée Lauder Companies Inc. and its subsidiaries (collectively, the “Company”).  Net earnings attributable to the Company and net earnings attributable to noncontrolling interests are disclosed separately on the face of the accompanying consolidated statements of earnings.  In addition, noncontrolling interests are reported as a separate component of equity in the consolidated balance sheets and consolidated statements of equity.  All significant intercompany balances and transactions have been eliminated.

The unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.  For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.

Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to current period presentation.

Management Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses reported in those financial statements.  Certain significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, inventory, pension and other post-retirement benefit costs, goodwill, other intangible assets and long-lived assets, income taxes and derivatives.  Descriptions of these policies are discussed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate.  As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions.  Significant changes, if any, in those estimates and assumptions resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at period-end rates of exchange, while revenue and expenses are translated at weighted average rates of exchange for the period.  Unrealized translation gains or losses, net of tax, are reported as cumulative translation adjustments through other comprehensive income (loss).  Such adjustments amounted to $86.7 million and $33.6 million of unrealized translation gains, net of tax, during the three months ended September 30, 2010 and 2009, respectively.  For the Company’s subsidiary operating in a highly inflationary economy, the U.S. dollar is the functional currency.  Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings.

The accompanying consolidated statements of earnings include net exchange gains on foreign currency transactions of $2.8 million during the three months ended September 30, 2010 and net exchange losses on foreign currency transactions of $0.4 million during the three months ended September 30, 2009.

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions totaling $36.2 million and $34.3 million as of September 30, 2010 and June 30, 2010, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

The Company’s largest customer sells products primarily within the United States and accounted for $282.0 million, or 13%, and $246.1 million, or 13%, of the Company’s consolidated net sales for the three months ended September 30, 2010 and 2009, respectively.  This customer accounted for $182.0 million, or 16%, and $84.3 million, or 11%, of the Company’s accounts receivable at September 30, 2010 and June 30, 2010, respectively.

Inventory and Promotional Merchandise

	September 30	June 30
	2010	2010
	(In millions)
Inventory and promotional merchandise, net consists of:
Raw materials	$220.4	$206.0
Work in process	71.9	78.6
Finished goods	507.6	377.8
Promotional merchandise	105.3	164.2
	$905.2	$826.6

Property, Plant and Equipment

	September 30	June 30
	2010	2010
	(In millions)
Assets (Useful Life)
Land	$14.6	$14.3
Buildings and improvements (10 to 40 years)	180.5	172.5
Machinery and equipment (3 to 10 years)	1,225.1	1,174.9
Furniture and fixtures (5 to 10 years)	88.1	82.1
Leasehold improvements	1,129.4	1,081.2
	2,637.7	2,525.0
Less accumulated depreciation and amortization	1,593.9	1,501.4
	$1,043.8	$1,023.6

The cost of assets related to projects in progress of $150.6 million and $160.4 million as of September 30, 2010 and June 30, 2010, respectively, is included in their respective asset categories in the table above.  Depreciation and amortization of property, plant and equipment was $65.4 million and $62.0 million during the three months ended September 30, 2010 and 2009, respectively.  Depreciation and amortization related to the Company’s manufacturing process is included in cost of sales and all other depreciation and amortization is included in selling, general and administrative expenses in the accompanying consolidated statements of earnings.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The effective rate for income taxes was 32.7% and 31.4% for the three months ended September 30, 2010 and 2009, respectively.  The increase in the effective income tax rate was primarily attributable to the geographical mix of earnings and in particular, the increase in earnings from the Company’s travel retail business.

As of September 30, 2010 and June 30, 2010, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $153.3 million and $157.3 million, respectively.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $79.6 million.  The total gross interest and penalties accrued related to unrecognized tax benefits during the three months ended September 30, 2010 in the accompanying consolidated statement of earnings was $0.8 million.  The total gross accrued interest and penalties in the accompanying consolidated balance sheets at September 30, 2010 and June 30, 2010 was $43.9 million and $43.6 million, respectively.  On the basis of the information available as of September 30, 2010, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in a range of $55 million to $70 million within 12 months as a result of projected resolutions of global tax examinations and controversies and a potential lapse of the applicable statutes of limitations.

During the three months ended September 30, 2010, the Company’s claim entered pursuant to an administrative process of the tax treaty between the United States and Belgium (commonly referred to as the “Competent Authority” process) was settled.  This settlement resolved U.S. foreign tax credit determinations relating to a formal agreement with the Appeals division of the IRS in connection with the examination of fiscal years 2002 through 2005.  The Competent Authority settlement did not materially impact the Company’s consolidated financial statements.

Subsequent to September 30, 2010, the Company formally concluded the IRS examination of fiscal years 2006 through 2008.  The change to the balance of gross unrecognized tax benefits will be recorded in the second quarter of fiscal 2011.  At this time, the Company estimates that it will recognize, in the second quarter of fiscal 2011, a related tax and interest benefit that ranges between $7 million and $11 million, net of tax.

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that will require entities to make new disclosures about recurring or nonrecurring fair-value measurements of assets and liabilities.  The Company adopted the new guidance in its fiscal 2010 third quarter, except for certain detailed Level 3 disclosures, which are effective for fiscal years beginning after December 15, 2010 and interim periods within those years.  Because this guidance is primarily related to disclosures, the adoption is not expected to have an impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued authoritative guidance to eliminate the exception to consolidate a qualifying special-purpose entity, change the approach to determining the primary beneficiary of a variable interest entity and require companies to more frequently re-assess whether they must consolidate variable interest entities.  Under the new guidance, the primary beneficiary of a variable interest entity is identified qualitatively as the enterprise that has both (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  This guidance becomes effective for the Company at its fiscal 2011 year-end and interim reporting periods thereafter.  The Company does not expect this guidance to have a material impact on its consolidated financial statements.

NOTE 2 — GOODWILL AND OTHER INTANGIBLE ASSETS

During the three months ended September 30, 2010, the Company acquired the Smashbox brand which included the addition of goodwill of approximately $139 million, amortizable intangible assets of approximately $77 million (with a weighted-average amortization period of 9 years) and non-amortizable intangible assets of approximately $61 million related to the Company’s makeup business.  The fair value of identifiable intangible assets acquired is provisional pending receipt of the final valuation of those assets.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company assigns goodwill of a reporting unit to the product category in which that reporting unit predominantly operates at the time of its acquisition.

The change in the carrying amount of goodwill is as follows:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total

Balance as of June 30, 2010
Goodwill	$67.9	$265.1	$54.8	$400.6	$788.4
Accumulated impairments	(20.9)	—	—	(15.0)	(35.9)
	47.0	265.1	54.8	385.6	752.5

Goodwill acquired during the period	—	140.9	—	—	140.9
Translation and other adjustments	0.8	0.2	0.1	2.2	3.3
	0.8	141.1	0.1	2.2	144.2

Balance as of September 30, 2010
Goodwill	69.1	406.2	54.9	403.0	933.2
Accumulated impairments	(21.3)	—	—	(15.2)	(36.5)
	$47.8	$406.2	$54.9	$387.8	$896.7

Other intangible assets consists of the following:

	September 30, 2010			June 30, 2010
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Amortizable intangible assets:
Customer lists and other	$282.3	$154.4	$127.9	$205.0	$151.0	$54.0
License agreements	43.0	43.0	—	43.0	43.0	—
	$325.3	$197.4	127.9	$248.0	$194.0	54.0
Non-amortizable intangible assets:
Trademarks and other			117.1			55.5
Total intangible assets			$245.0			$109.5

The aggregate amortization expense related to amortizable intangible assets for the three months ended September 30, 2010 and 2009 was $3.6 million and $2.5 million, respectively.  The estimated aggregate amortization expense for the remainder of fiscal 2011 and each of fiscal years ending June 30, 2012 to 2015 is $12.6 million, $15.6 million, $15.6 million, $15.5 million and $15.5 million, respectively.

NOTE 3 — ACQUISITION OF BUSINESS

During the first quarter of fiscal 2011, the Company acquired Smashbox Beauty Cosmetics.  The purchase price was funded by cash provided by operations.  The results of operations are included in the accompanying consolidated financial statements commencing with the date it was acquired.  Pro forma results of operations of the prior-year period have not been presented, as the impact on the Company’s consolidated financial results would not have been material.  The aggregate cost of this transaction, net of cash acquired, and continuing earn-out obligations related to the acquisition of the Bobbi Brown brand was approximately $258 million.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — CHARGES ASSOCIATED WITH RESTRUCTURING ACTIVITIES

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

The Program focuses on a redesign of the Company’s organizational structure in order to integrate it in a more cohesive way and operate more globally across brands and functions.  A principal aspect of the Program is the reduction of the workforce by approximately 2,000 employees.  Specific actions taken during the three months ended September 30, 2010 and 2009 included:

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

•                  Turnaround or Exit Unprofitable Operations — To improve the profitability in certain of the Company’s brands and regions, the Company has selectively exited certain channels of distribution, categories and markets, and has made changes to turnaround others.  This included the exit from the global wholesale distribution of our Prescriptives brand and the reformulation of Ojon brand products.  In connection with these activities, we recorded a reserve for anticipated product returns, wrote off inventory and incurred costs to reduce workforce and terminate contracts.

•                  Outsourcing — In order to balance the growing need for information technology support with the Company’s efforts to provide the most efficient and cost effective solutions, the Company continued the outsourcing of certain information technology processes.  The Company incurred costs to transition services to an outsource provider.

Restructuring Charges

The following table presents restructuring charges related to the Program as follows:

	Three Months Ended September 30
	2010	2009
	(In millions)

Employee related costs	$0.7	$13.4
Asset write-offs	0.1	0.2
Contract terminations	0.3	0.6
Other exit costs	0.6	0.5
Total restructuring charges	$1.7	$14.7

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents aggregate restructuring charges related to the Program:

(In millions)	Employee- Related Costs	Asset Write- offs	Contract Terminations	Other Exit Costs	Total

Fiscal 2009	$60.9	$4.2	$3.4	$1.8	$70.3
Fiscal 2010	29.3	11.0	2.3	6.2	48.8
Three months ended September 30, 2010	0.7	0.1	0.3	0.6	1.7
Charges recorded through September 30, 2010	$90.9	$15.3	$6.0	$8.6	$120.8

The total amount of restructuring charges expected to be incurred (including those recorded as set forth in the table above include approximately $112 million to $114 million for employee-related costs, approximately $18 million in asset write-offs and approximately $23 million of contract terminations and other exit costs.

The following table presents accrued restructuring charges and the related activity as of and for the three months ended September 30, 2010 under the Program:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Balance at June 30, 2010	$30.6	$—	$0.1	$0.4	$31.1
Charges	0.7	0.1	0.3	0.6	1.7
Cash payments	(9.5)	—	(0.3)	(0.7)	(10.5)
Non-cash write-offs	—	(0.1)	—	—	(0.1)
Translation adjustments	0.4	—	—	—	0.4
Balance at September 30, 2010	$22.2	$—	$0.1	$0.3	$22.6

Accrued restructuring charges at September 30, 2010 are expected to result in cash expenditures funded from cash provided by operations of approximately $18 million and $5 million in fiscal 2011 and 2012, respectively.

Charges Associated with Restructuring Activities

The following table presents total charges associated with restructuring activities related to the Program:

	Three Months Ended September 30
	2010	2009
	(In millions)

Sales Returns (included in Net sales)	$—	$18.5
Cost of Sales	0.8	5.6
Restructuring Charges	1.7	14.7
Other Special Charges	2.1	3.5
Total Charges Associated with Restructuring Activities	$4.6	$42.3

Other special charges in connection with the implementation of the Program relate to consulting, other professional services, and accelerated depreciation.  The total amount of other special charges expected to be incurred to implement these initiatives, including those recorded through September 30, 2010 is approximately $41 million.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2010, the Company recorded a write-off of inventory associated with turnaround operations of $0.8 million.  For the three months ended September 30, 2009, the Company recorded $18.5 million reflecting sales returns (less a related cost of sales of $3.9 million) and a write-off of inventory of $9.5 million associated with exiting unprofitable operations, primarily related to the exit from the global wholesale distribution of the Prescriptives brand.  The total amounts expected to be incurred, including those recorded through September 30, 2010 is between $36 million and $39 million related to sales returns and approximately $15 million related to inventory write-offs.

NOTE 5 — DERIVATIVE FINANCIAL INSTRUMENTS

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments.  The Company primarily enters into foreign currency forward and option contracts to reduce the effects of fluctuating foreign currency exchange rates and interest rate derivatives to manage the effects of interest rate movements on the Company’s aggregate liability portfolio.  The Company also enters into foreign currency forward and may use option contracts, not designated as hedging instruments, to mitigate the change in fair value of specific assets and liabilities on the balance sheet.  The Company does not utilize derivative financial instruments for trading or speculative purposes.  Costs associated with entering into these derivative financial instruments have not been material to the Company’s consolidated financial results.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
(In millions)	Balance Sheet Location	Fair Value (1)		Balance Sheet Location	Fair Value (1)
		September 30 2010	June 30 2010		September 30 2010	June 30 2010
Derivatives Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$9.3	$17.1	Other accrued liabilities	$16.6	$10.5

Interest rate swap contracts	Other assets	—	38.7	Not applicable	—	—

Total Derivatives Designated as Hedging Instruments		9.3	55.8		16.6	10.5

Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	2.8	2.0	Other accrued liabilities	2.5	2.0

Total Derivatives		$12.1	$57.8		$19.1	$12.5

(1)    See Note 6 — Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are presented as follows:

(In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (1)
	Three Months Ended			Three Months Ended
	September 30			September 30
	2010	2009		2010	2009
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$(13.9)	$(4.9)	Cost of sales	$(0.3)	$—
			Selling, general and administrative	—	(2.3)
Total derivatives	$(13.9)	$(4.9)		$(0.3)	$(2.3)

(1)     The amount of gain (loss) recognized in earnings related to the amount excluded from effectiveness testing was $0.3 million for the three months ended September 30, 2010 and 2009.  There was no gain (loss) recognized in earnings related to the ineffective portion of the hedging relationships for the three months ended September 30, 2010 and 2009.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions)	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives (1)
		Three Months Ended
		September 30
		2010	2009
Derivatives in Fair Value Hedging Relationships:

Interest rate swap contracts	Interest expense, net	$8.7	$6.0

(1)    Changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt.

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

(In millions)	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended
		September 30
		2010	2009
Derivatives Not Designated as Hedging Instruments:

Foreign currency forward contracts	Selling, general and administrative	$0.4	$(4.2)

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

The ineffective portion of both foreign currency forward and option contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income (loss) are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in accumulated other comprehensive income (loss) are reclassified to current-period earnings.  As of September 30, 2010, the Company’s foreign currency cash-flow hedges were highly effective in all material respects.  The estimated net gain (loss) as of September 30, 2010 that is expected to be reclassified from accumulated other comprehensive income (loss) into earnings, net of tax, within the next twelve months is $2.5 million.

At September 30, 2010, the Company had foreign currency forward contracts in the amount of $1,338.9 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the Swiss franc ($252.3 million), British pound ($243.4 million), Euro ($142.0 million), Canadian dollar ($136.3 million), Hong Kong dollar ($104.0 million), Japanese yen ($88.7 million), and Australian dollar ($87.5 million).

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Hedges

The Company may enter into interest rate derivative contracts to manage the exposure to interest rate fluctuations on our funded indebtedness and anticipated issuance of debt for periods consistent with the identified exposures.  During the three months ended September 30, 2010, the Company terminated its interest rate swap agreements with a notional amount totaling $250.0 million which had effectively converted the fixed rate interest on its outstanding 2017 Senior Notes to variable interest rates.  The instrument, which was classified as an asset, had a fair value of $47.4 million at the date of cash settlement.  The net settlement is classified as a financing activity on the consolidated statements of cash flows.  Hedge accounting treatment was discontinued prospectively and the fair value adjustment to the carrying amount of the related debt will be amortized against interest expense over the remaining life of the debt.

Credit Risk

As a matter of policy, the Company only enters into derivative contracts with counterparties that have at least an “A” (or equivalent) credit rating.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $12.1 million at September 30, 2010.  To manage this risk, the Company has established counterparty credit guidelines that are continually monitored and reported to management.  Accordingly, management believes risk of loss under these hedging contracts is remote.

Certain of the Company’s derivative financial instruments contain credit-risk-related contingent features.  As of September 30, 2010, the Company was in compliance with such features.

NOTE 6 — FAIR VALUE MEASUREMENTS

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:

(In millions)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Foreign currency forward contracts	$—	$12.1	$—	$12.1
Available-for-sale securities	5.9	—	—	5.9
Total	$5.9	$12.1	$—	$18.0

Liabilities:
Foreign currency forward contracts	$—	$19.1	$—	$19.1

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest rate swap contracts — The fair values of the Company’s outstanding interest rate swap contracts were determined using the market approach and were based on non-binding offers from the counterparties that are corroborated by observable market data using the income approach.  The non-binding offers represented the prices offered by the counterparties in the over-the-counter market to unwind and terminate these instruments (exclusive of accrued interest) and incorporated the counterparties’ respective overall credit exposure to the Company.  The Company performs a discounted cash flow analysis to corroborate the fair values of the non-binding offers using inputs such as swap yield curves and six-month LIBOR forward rates, which are obtained from an independent pricing service.  During the three months ended September 30, 2010, the Company terminated its interest rate swap agreements.  See Note 5 — Derivative Financial Instruments.

Short-term and long-term debt - The fair value of the Company’s debt was estimated based on the current rates offered to the Company for debt with the same remaining maturities.  To a lesser extent, debt also includes capital lease obligations for which the carrying amount approximates the fair value.

The estimated fair values of the Company’s financial instruments are as follows:

	September 30 2010		June 30 2010
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$693.5	$693.5	$1,120.7	$1,120.7
Available-for-sale securities	5.9	5.9	5.4	5.4
Current and long-term debt	1,235.1	1,356.6	1,228.4	1,325.3

Derivatives
Foreign currency forward contracts — asset (liability)	(7.0)	(7.0)	6.6	6.6
Interest rate swap contracts — asset	—	—	38.7	38.7

NOTE 7 — PENSION AND POST-RETIREMENT BENEFIT PLANS

The Company maintains pension plans covering substantially all of its full-time employees for its U.S. operations and a majority of its international operations.  The Company also maintains post-retirement benefit plans which provide certain medical and dental benefits to eligible employees.  Descriptions of these plans are discussed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.

The components of net periodic benefit cost for the three months ended September 30, 2010 and 2009 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement
(In millions)	2010	2009	2010	2009	2010	2009

Service cost	$6.4	$5.6	$5.1	$4.4	$0.9	$0.8
Interest cost	7.0	7.3	4.7	4.9	1.9	2.0
Expected return on plan assets	(8.7)	(8.0)	(5.3)	(5.0)	(0.1)	—
Amortization of:
Prior service cost	0.2	0.2	0.5	0.6	—	—
Actuarial loss	2.4	1.0	1.4	0.4	0.5	0.1
Net periodic benefit cost	$7.3	$6.1	$6.4	$5.3	$3.2	$2.9

During the three months ended September 30, 2010, the Company made contributions to its international pension plans totaling approximately $5 million.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — CONTINGENCIES

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

NOTE 9 — COMMON STOCK

During the three months ended September 30, 2010, 350,000 shares of the Company’s Class B Common Stock were converted into shares of Class A Common Stock.

During the three months ended September 30, 2010, the Company purchased approximately 2.4 million shares of its Class A Common Stock for $143.8 million.

NOTE 10 — STOCK PROGRAMS

As of September 30, 2010, the Company has two active equity compensation plans which include the Amended and Restated Fiscal 2002 Share Incentive Plan (the “Fiscal 2002 Plan”) and the Non-Employee Director Share Incentive Plan (collectively, the “Plans”).  These Plans currently provide for the issuance of 24,775,200 shares of Class A Common Stock, which consist of shares originally provided for and shares transferred to the Fiscal 2002 Plan from other inactive plans and employment agreements, to be granted in the form of stock-based awards to key employees, consultants and non-employee directors of the Company.  As of September 30, 2010, approximately 4,316,100 shares of Class A Common Stock were reserved and available to be granted pursuant to these Plans.  The Company may satisfy the obligation of its stock-based compensation awards with either new or treasury shares.  The Company’s equity compensation awards outstanding at September 30, 2010 include stock options, performance share units (“PSU”), restricted stock units (“RSU”) and share units.

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of, stock options, PSUs, RSUs and share units.  Compensation expense attributable to net stock-based compensation during the three months ended September 30, 2010 and 2009 was $30.6 million and $19.2 million, respectively.  As of September 30, 2010, the total unrecognized compensation cost related to nonvested stock-based awards was $111.5 million and the related weighted-average period over which it is expected to be recognized is approximately 2.2 years.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

A summary of the Company’s stock option programs as of September 30, 2010 and changes during the three months then ended, is presented below:

(Shares in thousands)	Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value(1) (in millions)	Weighted- Average Contractual Life Remaining in Years

Outstanding at June 30, 2010	10,083.6	$39.84
Granted at fair value	2,465.1	58.08
Exercised	(378.1)	38.65
Expired	(13.1)	41.58
Forfeited	(19.6)	40.98
Outstanding at September 30, 2010	12,137.9	43.58	$238.6	6.8

Exercisable at September 30, 2010	6,057.8	39.26	$145.2	4.5

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

The per-share weighted-average grant date fair value of stock options granted during the three months ended September 30, 2010 and 2009 was $18.81 and $10.53, respectively.  The total intrinsic value of stock options exercised during the three months ended September 30, 2010 and 2009 was $7.7 million and $0.1 million, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30
	2010	2009
Weighted-average expected stock-price volatility	31%	30%
Weighted-average expected option life	8 years	8 years
Average risk-free interest rate	2.2%	3.1%
Average dividend yield	1.1%	2.0%

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Share Units

During the three months ended September 30, 2010, the Company granted 184,600 PSUs, which will be settled in stock subject to the achievement of the Company’s net sales, diluted net earnings per common share and return on invested capital goals for the three fiscal years ending June 30, 2013.  Settlement will be made pursuant to a range of opportunities relative to the net sales, diluted net earnings per common share and return on invested capital targets of the Company and, as such, the compensation cost of the PSU is subject to adjustment based upon the attainability of these target goals.  No settlement will occur for results below the applicable minimum threshold for a target and additional shares shall be issued if performance exceeds the targeted performance goals.  Certain PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSU.  Other PSUs granted in fiscal 2011 are not accompanied by dividend equivalent rights and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant less the discounted present value of the dividends expected to be paid on the shares during the vesting period.  These awards are subject to the provisions of the agreement under which the PSUs are granted.  The PSUs were valued at the closing market value of the Company’s Class A Common Stock on the date of grant and generally vest at the end of the performance period.  In September 2010, 47,500 shares of the Company’s Class A Common Stock were issued and related accrued dividends were paid, relative to the target goals set at the time of issuance, in settlement of 93,200 PSUs which vested as of June 30, 2010.

The following is a summary of the status of the Company’s PSUs as of September 30, 2010 and activity during the three months then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share
Nonvested at June 30, 2010	296.3	$42.00
Granted	184.6	58.61
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2010	480.9	48.38

Restricted Stock Units

The Company granted approximately 924,100 RSUs during the three months ended September 30, 2010 which, at the time of grant, were scheduled to vest as follows: 496,900 on October 31, 2011, 284,100 on October 31, 2012 and 143,100 on October 31, 2013, all subject to the continued employment or retirement of the grantees.  Certain RSUs granted in fiscal 2011 are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the RSU and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.  Other RSUs granted in fiscal 2011 are not accompanied by dividend equivalent rights and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant less the discounted present value of the dividends expected to be paid on the shares during the vesting period.

The following is a summary of the status of the Company’s RSUs as of September 30, 2010 and activity during the three months then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share
Nonvested at June 30, 2010	1,300.9	$37.79
Granted	924.1	57.32
Vested	(39.8)	33.50
Forfeited	(11.6)	36.92
Nonvested at September 30, 2010	2,173.6	46.18

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

The following is a summary of the status of the Company’s share units as of September 30, 2010 and activity during the three months then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share
Outstanding at June 30, 2010	26.4	$39.27
Granted	—	—
Dividend equivalents	—	—
Converted	—	—
Outstanding at September 30, 2010	26.4	39.27

Cash Units

Certain non-employee directors defer cash compensation in the form of cash payout share units, which are not subject to the Plans.  These share units are classified as liabilities and, as such, their fair value is adjusted to reflect the current market value of the Company’s Class A Common Stock.  The Company recorded $0.7 million and $0.4 million as compensation expense to reflect additional deferrals and the change in the market value for the three months ended September 30, 2010 and 2009, respectively.

NOTE 11— NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC. PER COMMON SHARE

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

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three Months Ended September 30
	2010	2009
	(In millions, except per share data)
Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$191.1	$140.7

Denominator:
Weighted-average common shares outstanding — Basic	196.7	196.7
Effect of dilutive stock options	2.8	0.7
Effect of restricted stock units	0.9	0.8
Weighted-average common shares outstanding — Diluted	200.4	198.2

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$.97	$.72
Diluted	.95	.71

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2010 and 2009, outstanding options to purchase 2.5 million and 11.7 million shares, respectively, of Class A Common Stock were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.  As of September 30, 2010 and 2009, 0.5 million and 0.4 million of PSUs, respectively, have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 10.

NOTE 12 — COMPREHENSIVE INCOME (LOSS)

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

Comprehensive income (loss) and its components, net of tax, are as follows:

	Three Months Ended September 30
	2010	2009
	(In millions)
Net earnings	$189.6	$137.8
Other comprehensive income (loss):
Net unrealized investment gain (loss)	—	0.2
Net derivative instruments gain (loss)	(8.8)	(1.7)
Amounts included in net periodic benefit cost, net	(2.3)	1.5
Translation adjustments	88.2	34.5
	77.1	34.5

Comprehensive income (loss)	266.7	172.3
Comprehensive (income) loss attributable to noncontrolling interests:
Net (earnings) loss	1.5	2.9
Translation adjustments	(1.5)	(0.9)
	—	2.0

Comprehensive income (loss) attributable to The Estée Lauder Companies Inc.	$266.7	$174.3

NOTE 13 — CHANGES IN EQUITY

	Total Stockholders’ Equity — The Estée Lauder Companies Inc.						Non-
(In millions)	Common Stock	Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total	controlling Interests	Total Equity

Balance — June 30, 2010	$2.7	$1,428.7	$3,564.0	$(196.7)	$(2,850.3)	$1,948.4	$17.0	$1,965.4
Net earnings (loss)	—	—	191.1	—	—	191.1	(1.5)	189.6
Other comprehensive income	—	—	—	75.6	—	75.6	1.5	77.1
Acquisition of treasury stock	—	—	—	—	(141.5)	(141.5)	—	(141.5)
Stock-based compensation	—	49.1	—	—	(1.7)	47.4	—	47.4
Balance — September 30, 2010	$2.7	$1,477.8	$3,755.1	$(121.1)	$(2,993.5)	$2,121.0	$17.0	$2,138.0

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — STATEMENT OF CASH FLOWS

Supplemental cash flow information for the three months ended September 30, 2010 and 2009 is as follows:

	2010	2009
	(In millions)
Cash:
Cash paid during the period for interest	$2.7	$10.5
Cash paid during the period for income taxes	$12.2	$42.0

Non-cash investing and financing activities:
Long-term debt issued upon acquisition of business	$—	$0.3
Liabilities incurred for acquisitions	$—	$4.1
Incremental tax benefit from the exercise of stock options	$(1.8)	$—
Capital lease obligations incurred	$0.3	$0.3
Interest rate swap derivative mark to market	$8.7	$6.0

NOTE 15 — SEGMENT DATA AND RELATED INFORMATION

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

The accounting policies for the Company’s reportable segments are substantially the same as those for the consolidated financial statements, as described in the segment data and related information footnote included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.  The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information is produced for the Chief Executive or included herein.  There has been no significant variance in the total or long-lived asset values associated with the Company’s segment data since June 30, 2010.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30
	2010	2009
	(In millions)
PRODUCT CATEGORY DATA
Net Sales:
Skin Care	$857.7	$730.3
Makeup	794.2	717.9
Fragrance	334.5	291.5
Hair Care	94.4	97.9
Other	10.9	14.3
	2,091.7	1,851.9
Returns associated with restructuring activities	—	(18.5)
	$2,091.7	$1,833.4
Operating Income (Loss):
Skin Care	$149.9	$114.3
Makeup	103.2	107.8
Fragrance	50.3	28.2
Hair Care	1.8	9.6
Other	(2.6)	2.8
	302.6	262.7
Total charges associated with restructuring activities	(4.6)	(42.3)
	298.0	220.4
Reconciliation:
Interest expense, net	16.1	19.6
Earnings before income taxes	$281.9	$200.8

GEOGRAPHIC DATA
Net Sales:
The Americas	$997.2	$892.3
Europe, the Middle East & Africa	680.9	601.9
Asia/Pacific	413.6	357.7
	2,091.7	1,851.9
Returns associated with restructuring activities	—	(18.5)
	$2,091.7	$1,833.4
Operating Income (Loss):
The Americas	$103.1	$113.9
Europe, the Middle East & Africa	138.6	93.3
Asia/Pacific	60.9	55.5
	302.6	262.7
Total charges associated with restructuring activities	(4.6)	(42.3)
	$298.0	$220.4

THE ESTÉE LAUDER COMPANIES INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories which are distributed in over 150 countries and territories.  The following is a comparative summary of operating results for the three months ended September 30, 2010 and 2009, and reflects the basis of presentation described in Note 1 of Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies for all periods presented.  Sales of products and services that do not meet our definition of skin care, makeup, fragrance or hair care have been included in the “other” category.

	Three Months Ended September 30
	2010	2009
	(In millions)
NET SALES
By Region:
The Americas	$997.2	$892.3
Europe, the Middle East & Africa	680.9	601.9
Asia/Pacific	413.6	357.7
	2,091.7	1,851.9
Returns associated with restructuring activities	—	(18.5)
	$2,091.7	$1,833.4

By Product Category:
Skin Care	$857.7	$730.3
Makeup	794.2	717.9
Fragrance	334.5	291.5
Hair Care	94.4	97.9
Other	10.9	14.3
	2,091.7	1,851.9
Returns associated with restructuring activities	—	(18.5)
	$2,091.7	$1,833.4
OPERATING INCOME (LOSS)
By Region:
The Americas	$103.1	$113.9
Europe, the Middle East & Africa	138.6	93.3
Asia/Pacific	60.9	55.5
	302.6	262.7
Total charges associated with restructuring activities	(4.6)	(42.3)
	$298.0	$220.4

By Product Category:
Skin Care	$149.9	$114.3
Makeup	103.2	107.8
Fragrance	50.3	28.2
Hair Care	1.8	9.6
Other	(2.6)	2.8
	302.6	262.7
Total charges associated with restructuring activities	(4.6)	(42.3)
	$298.0	$220.4

The following table presents certain consolidated earnings data as a percentage of net sales:

	Three Months Ended September 30
	2010	2009

Net sales	100.0%	100.0%
Cost of sales	23.3	24.3
Gross profit	76.7	75.7

Operating expenses:
Selling, general and administrative	62.3	62.7
Restructuring and other special charges	0.2	1.0
	62.5	63.7

Operating income	14.2	12.0
Interest expense, net	0.7	1.1

Earnings before income taxes	13.5	10.9
Provision for income taxes	4.4	3.4

Net earnings	9.1	7.5
Net loss attributable to noncontrolling interests	0.1	0.2

Net earnings attributable to The Estée Lauder Companies Inc.	9.2%	7.7%

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

Overview

We believe that the best way to increase stockholder value is to provide our customers and consumers with the products and services that they have come to expect from us in the most efficient and profitable manner while recognizing their changing shopping habits.  To achieve our goal to be the global leader in prestige beauty, we have implemented a long-term strategy to guide the Company through fiscal 2013.  The plan has numerous initiatives across regions, product categories, brands and functions that are designed to leverage our strengths, make us more cost efficient and grow our sales.

We believe we have a strong, diverse brand portfolio with global reach and potential.  Our strategy continues to build on and leverage our history of outstanding creativity, innovation and entrepreneurship.  We have experienced initial successes in expanding our High-Touch service model.  We are expanding our efforts to evolve our e-commerce-based online strategy into a multi-pronged digital strategy encompassing e-commerce, as well as digital and social media.  We are leveraging our regional organization in an effort to assure that we are locally relevant in each market.

As part of our strategy, we are shifting our category mix towards higher margin categories with greater global growth potential.  Skin care, our most profitable category, is a strategic priority for our innovation and investment spending, particularly in the Asia/Pacific region.  We are strengthening our geographic presence by seeking share growth in large, image-building cities within core markets such as the United States, the United Kingdom, France, Italy and Japan.  In addition, we continue to prioritize efforts to expand our presence and accelerate share growth in emerging markets such as China, Russia, the Middle East and Eastern Europe.  While we believe the retail environment in North America may be challenging over the remainder of the fiscal year, we recognize the need to restore profitable growth in our traditional department store channel.  We have implemented changes to reshape our organization to meet the needs of the changing retail landscape.  Internationally, we plan to continue profitable growth in European perfumeries and pharmacies and in department stores in Asia, while accentuating our makeup and skin care initiatives to boost our travel retail business and continuing efforts to grow online, specialty retailers and prestige salons.  During the current-year quarter, we continued to execute on certain initiatives designed to drive out non-value added costs, optimize productivity and increase financial discipline.  To optimize our portfolio, we are focusing on improving our margins and share in our distribution channels.  We are re-energizing certain of our brands through the introduction of products that feature advances in research and technology.  At the same time, we are investing in initiatives to incubate and develop next generation products and brands, as well as driving turnaround brands toward sustainable profitability levels.  We are leveraging our regional organizations to increase effectiveness and efficiencies while utilizing strategic partnerships, alliances and licensing to build scale in research and development, distribution and third-party manufacturing.

Our results for the three months ended September 30, 2010, reflect an improvement as compared to the prior-year period and are due, in part, from stronger net sales, and savings achieved in connection with our multi-faceted cost savings program, including favorable product mix (which reflects our strategic emphasis on skin care products), resizing, restructuring and other cost containment initiatives.  Although our overall results exceeded our expectations, we remain cautious regarding global economic uncertainties and other risks that may affect our business.

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

We expect that the implementation of this Program, combined with other on-going cost savings efforts, will result in savings of approximately $500 million to $550 million (program inception through the end of fiscal 2011estimated to be approximately $500 million to $525 million) including the reduction of certain costs relative to an assumed normalized spending pattern.  Our long-range forecast for operating margin reflects these anticipated savings, net of strategic reinvestments.

The Program focuses on a redesign of our organizational structure in order to integrate the Company in a more cohesive way and operate more globally across brands and functions.  A principal aspect of the Program is the reduction of the workforce by approximately 2,000 employees.  Specific actions taken during the three months ended September 30, 2010 and 2009 included:

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

•                  Turnaround or Exit Unprofitable Operations — To improve the profitability in certain of our brands and regions, we have selectively exited certain channels of distribution, categories and markets, and have made changes to turnaround others.  This included the exit from the global wholesale distribution of our Prescriptives brand and the reformulation of Ojon brand products.  In connection with these activities, we recorded a reserve for anticipated product returns, wrote off inventory and incurred costs to reduce workforce and terminate contracts.

•                  Outsourcing — In order to balance the growing need for information technology support with our efforts to provide the most efficient and cost effective solutions, we continued the outsourcing of certain information technology processes.  We incurred costs to transition services to an outsource provider.

Restructuring Charges

The following table presents restructuring charges related to the Program:

	Three Months Ended September 30
	2010	2009
	(In millions)

Employee related costs	$0.7	$13.4
Asset write-offs	0.1	0.2
Contract terminations	0.3	0.6
Other exit costs	0.6	0.5
Total restructuring charges	$1.7	$14.7

The following table presents aggregate restructuring charges related to the Program:

(In millions)	Employee- Related Costs	Asset Write- offs	Contract Terminations	Other Exit Costs	Total

Fiscal 2009	$60.9	$4.2	$3.4	$1.8	$70.3
Fiscal 2010	29.3	11.0	2.3	6.2	48.8
Three months ended September 30, 2010	0.7	0.1	0.3	0.6	1.7
Charges recorded through September 30, 2010	$90.9	$15.3	$6.0	$8.6	$120.8

The total amount of restructuring charges expected to be incurred (including those recorded as set forth in the table above) include approximately $112 to $114 million for employee-related costs, approximately $18 million in asset write-offs and approximately $23 million of contract terminations and other exit costs.

The following table presents accrued restructuring charges and the related activity as of and for the three months ended September 30, 2010 under the Program:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Balance at June 30, 2010	$30.6	$—	$0.1	$0.4	$31.1
Charges	0.7	0.1	0.3	0.6	1.7
Cash payments	(9.5)	—	(0.3)	(0.7)	(10.5)
Non-cash write-offs	—	(0.1)	—	—	(0.1)
Translation adjustments	0.4	—	—	—	0.4
Balance at September 30, 2010	$22.2	$—	$0.1	$0.3	$22.6

Accrued restructuring charges at September 30, 2010 are expected to result in cash expenditures funded from cash provided by operations of approximately $18 million and $5 million in fiscal 2011 and 2012, respectively.

Charges Associated with Restructuring Activities

The following table presents total charges associated with restructuring activities related to the Program as follows:

	Three Months Ended September 30
	2010	2009
	(In millions)

Sales Returns (included in Net sales)	$—	$18.5
Cost of Sales	0.8	5.6
Restructuring charges	1.7	14.7
Other Special Charges	2.1	3.5
Total Charges Associated with Restructuring Activities	$4.6	$42.3

Other special charges in connection with the implementation of the Program relate to consulting, other professional services, and accelerated depreciation.  The total amount of other special charges expected to be incurred to implement these initiatives, including those recorded through September 30, 2010 is approximately $41 million.

For the three months ended September 30, 2010, we recorded a write-off of inventory associated with turnaround operations of $0.8 million.  For the three months ended September 30, 2009, we recorded $18.5 million reflecting sales returns (less a related cost of sales of $3.9 million) and a write-off of inventory of $9.5 million associated with exiting unprofitable operations, primarily related to the exit from the global wholesale distribution of the Prescriptives brand.  The total amounts expected to be incurred, including those recorded through September 30, 2010 is between $36 million and $39 million related to sales returns and approximately $15 million related to inventory write-offs.

First Quarter Fiscal 2011 as Compared with First Quarter Fiscal 2010

NET SALES

Net sales increased 14%, or $258.3 million, to $2,091.7 million, primarily reflecting strong growth in all of our geographic regions.  Net sales increases in the skin care, fragrance and makeup product categories were partially offset by a decline in the hair care category.  Excluding the impact of foreign currency translation, net sales increased 15%.  The following discussions of Net Sales by Product Categories and Geographic Regions exclude the impact of returns associated with restructuring activities of $18.5 million recorded during the prior-year period.  We believe the following analysis of net sales better reflects the manner in which we conduct and view our business.

Product Categories

Skin Care

Net sales of skin care products increased 17%, or $127.4 million, to $857.7 million, primarily reflecting the success of our strategic focus on growing this category.  The recent launches of Even Better Clinical Dark Spot Corrector, Repairwear Laser Focus Wrinkle & UV Damage Corrector, All About Eyes Serum De-Puffing Night Massage and Youth Surge Night Age Decelerating Night Moisturizer from Clinique contributed incremental sales of approximately $62 million, combined.  Also contributing incremental sales to the category were the recent launches of Advanced Night Repair Eye Synchronized Complex and Hydrationist Maximum Moisture Crème and Lotion from Estée Lauder, of approximately $50 million combined, and The Regenerating Serum and The Eye Balm Intense from La Mer, of approximately $14 million, combined.  Higher sales from existing products in the Time Zone and Re-Nutriv lines of products from Estée Lauder contributed approximately $12 million to the increase.  These increases were partially offset by approximately $30 million of lower sales from existing products in the Advanced Night Repair and Repairwear lines from Estée Lauder.  Excluding the impact of foreign currency translation, skin care net sales increased 18%.

Makeup

Makeup net sales increased 11%, or $76.3 million, to $794.2 million, primarily reflecting an increase in net sales from our makeup artist brands, which for the first time includes net sales of Smashbox products, of approximately $84 million, combined.  The recent launches of new Pure Color lip and eye products and Resilience Lift Extreme Radiant Lifting Makeup SPF 15 from Estée Lauder, and Acne Solutions Liquid Makeup and Redness Solutions Makeup SPF 15 from Clinique, contributed approximately $32 million, combined, to the increase.  These increases were partially offset by lower sales of Prescriptives products due to the exit from the global wholesale distribution of the brand in fiscal 2010, as well as lower sales of Superfit Makeup from Clinique and Double Wear Stay-in-Place lip and eye pencils from Estée Lauder of approximately $19 million, combined.  Excluding the impact of foreign currency translation, makeup net sales increased 11%.

Fragrance

Net sales of fragrance products increased 15%, or $43.0 million, to $334.5 million.  The prior-year period was impacted by then existing economic conditions, coupled with competitive dynamics.  Incremental sales from the recent launches of pureDKNY, Estée Lauder pleasures bloom and Coach Poppy contributed approximately $26 million to the category.  Higher sales of Tom Ford and Jo Malone, as well as certain other designer fragrances through self-select outlets contributed approximately $13 million to the increase.  Partially offsetting these increases were lower sales of Very Hollywood Michael Kors and Dreaming Tommy Hilfiger of approximately $4 million.  We anticipate future net sales growth in this category to be impacted by our efforts to improve profitability through a more strategically focused approach to investment spending, as well as competitive dynamics.  Excluding the impact of foreign currency translation, fragrance net sales increased 17%.

Hair Care

Hair care net sales decreased 4%, or $3.5 million, to $94.4 million.  While the category benefited from incremental sales from expanded distribution, particularly outside the United States, as well as from the recent launch of Control Force from Aveda, these improvements only partially offset lower net sales resulting from the ongoing reformulation and anticipated re-launch of Ojon brand products and a soft salon retail environment in the United States.  Excluding the impact of foreign currency translation, hair care net sales decreased 3%.

Geographic Regions

Net sales in the Americas increased 12%, or $104.9 million, to $997.2 million.  The increase during the current period was primarily attributable to growth in the United States from our heritage and makeup artist brands which benefited from an improved retail environment, new skin care and makeup product offerings and an increase in sales of certain designer fragrances through self-select outlets.  Net sales also reflected the addition of the Smashbox brand to our portfolio.  We have also seen an improvement in the net sales of many of our higher-end prestige products, which were negatively impacted by a change in spending patterns of consumers as a result of the economic downturn in the prior year.  Together with the impact of the exit from the global wholesale distribution of the Prescriptives brand, all of these factors resulted in higher net sales in the United States of approximately $98 million.  Net sales in Canada and Latin America increased approximately $7 million, combined.  Ongoing challenges faced by certain of our department store customers in the United States may continue to affect our net sales for the short and medium term.  To address these concerns, we are introducing new High-Touch concepts and working with retailers in the channel to improve consumer traffic.  Foreign currency translation had a minimal impact on net sales in the Americas.

In Europe, the Middle East & Africa, net sales increased 13%, or $79.0 million, to $680.9 million, reflecting strong growth in our travel retail business and from substantially all countries in the region and in each major product category.  This reflects our strategy to strengthen our geographic presence and to succeed in the travel retail channel.  The region was impacted by an unfavorable foreign currency translation.  Net sales increase of approximately $69 million were driven by our travel retail business, the United Kingdom, the Middle East, Russia, South Africa and Turkey, reflecting improved retail environments, successful launches of skin care products and higher combined sales from our makeup artist brands and the benefit garnered during the current period from our investment spending and advertising support of products during the fourth quarter of fiscal 2010.  The net sales improvement in our travel retail business also reflected a favorable comparison to the prior year due to successful product launches, our efforts to improve the High-Touch consumer experience and an increase in global airline passenger traffic.  During the third quarter of fiscal 2010, we undertook an initiative to identify underperforming SKU’s for the purpose of evaluating their relevance to our long-term perfumery strategy.  The impact of this initiative benefited the current quarter as customers used the opportunity to purchase higher demand products.  We do not expect the level of activity to continue during the remainder of the current fiscal year.  Excluding the impact of foreign currency translation, net sales in Europe, the Middle East & Africa increased 18%.

Net sales in Asia/Pacific increased 16%, or $55.9 million, to $413.6 million, reflecting growth in each product category and from substantially all countries in the region, several of which had a significant favorable impact of foreign currency translation.  This reflects our strategy to strengthen existing distribution and expand our geographic presence in Asia, particularly in China.  Net sales in China continue to grow at a rapid pace reflecting increases in share as well as the expansion of our presence in this emerging market.  Approximately $48 million of this increase was generated in China, Hong Kong, Taiwan, Japan and Korea, primarily reflecting strong sales of skin care products.  Our businesses in Japan and Australia continued to be challenged due to difficult economic conditions, as reported net sales gains were generated from the strengthening of their respective currencies.  Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 10%.

Although our financial performance reflected improved economic conditions in certain geographies, we continue to operate in a challenging environment which may impact our future business activities.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales decreased to 23.3% as compared with 24.3% in the prior-year period.  This improvement primarily reflected a decrease in obsolescence charges of approximately 30 basis points, the favorable effect of exchange rates of approximately 20 basis points, favorable manufacturing variances of 10 basis points, as well as favorable changes in the mix of our business and a decrease in the timing and level of promotional activities of approximately 10 basis points, combined.  Also contributing to the improvement in cost of sales margin was the impact in the prior-year period of the charges associated with restructuring activities of approximately 50 basis points.

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

OPERATING EXPENSES

Operating expenses as a percentage of net sales decreased to 62.5% as compared with 63.7% in the prior-year period and reflects the impact of the strong growth in net sales.  This improvement primarily reflected lower selling and shipping costs as a percentage of net sales of approximately 130 basis points due to various cost containment efforts implemented as part of the Program and a strategically focused approach to spending, lower charges associated with restructuring activities of 80 basis points, and a favorable impact from foreign exchange transactions of approximately 20 basis points.  Partially offsetting these improvements were higher general and administrative costs of 60 basis points, reflecting a more normalized level of spending in the current quarter, and advertising, sampling and merchandising costs of approximately 50 basis points.

Changes in advertising, sampling and merchandising spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

OPERATING RESULTS

Operating income increased 35%, or $77.6 million, to $298.0 million.  Operating margin improved to 14.2% of net sales as compared with 12.0% in the prior-year period, reflecting strong net sales growth as well as our strategy to drive out non-value-added costs and enhanced financial discipline which resulted in a decrease in our operating expense margin.  The current period also benefited from the lower level of restructuring charges compared to the prior-year period.  Partially offsetting such improvements was the increase of certain expenses in the current quarter, as compared to the prior-year period which were reduced due to the economic conditions which existed at the time, returning to more normalized levels which are in line with our level of sales.  While operating results improved dramatically from fiscal 2010, we do not expect the same levels of period-over-period improvements to continue.  The following discussions of Operating Results by Product Categories and Geographic Regions exclude the impact of total charges associated with restructuring activities of $4.6 million, or 0.2% of net sales, for the three months ended September 30, 2010 and $42.3 million, or 2.3% of net sales, for the three months ended September 30, 2009.  We believe the following analysis of operating results better reflects the manner in which we conduct and view our business.

Product Categories

All product categories benefited from initiatives we implemented as part of the Program including a more strategically focused approach to spending.  Skin care operating income increased 31%, or $35.6 million, to $149.9 million, primarily reflecting improved results from certain of our heritage brands driven by increased net sales from recently-launched products with higher margins.  Makeup operating income decreased 4%, or $4.6 million, to $103.2 million, primarily reflecting the timing and level of spending activities in the current quarter which are in line with our current level of sales as well as costs associated with the acquisition and integration of the Smashbox brand, partially offset by improved results from certain of our heritage and makeup artist brands.  Fragrance operating results improved 78%, or $22.1 million, to $50.3 million, primarily reflecting higher net sales of designer fragrances as well as recent product launches, improved cost of goods and a more strategically focused approach to spending reflecting our strategy to improve profitability.  Hair care operating results decreased 81%, or $7.8 million, to $1.8 million, primarily reflecting the impact of the reformulation and anticipated re-launch of Ojon brand products and a soft salon retail environment, partially offset by net sales growth outside the United States.

Geographic Regions

Operating income in the Americas decreased 9%, or $10.8 million, to $103.1 million, primarily reflecting the timing and level of spending activities in the current quarter which are in line with our current level of sales, the impact of reduced profitability in Venezuela as well as costs associated with the acquisition and integration of the Smashbox brand partially offset by improved results from our heritage and makeup artist brands.

In Europe, the Middle East & Africa, operating income increased 49%, or $45.3 million, to $138.6 million, reflecting improvements in travel retail and most countries in the region, some of which benefited from the impact of customer purchases pursuant to our long-term perfumery strategy.  Higher results from our travel retail business and in the Middle East, the United Kingdom, Spain and Russia totaled approximately $37 million.

In Asia/Pacific, operating income increased 10%, or $5.4 million, to $60.9 million.  This increase primarily reflected improved results in Hong Kong, Japan, China, Taiwan and Malaysia, partially offset by lower results in Australia and Korea.

INTEREST EXPENSE, NET

Net interest expense was $16.1 million as compared with $19.6 million in the prior-year period.  Interest expense decreased primarily due to a reduction of debt balances that resulted from the $200 million debt tender offer we completed in the fourth quarter of fiscal 2010.

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

The effective rate for income taxes for the three months ended September 30, 2010 was 32.7% as compared with 31.4% in the prior-year period.  The increase in the effective income tax rate of 130 basis points was primarily attributable to the geographical mix of earnings and, in particular, the increase in earnings from our travel retail business.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

Net earnings attributable to The Estée Lauder Companies Inc. as compared with the prior-year period increased 36%, or $50.4 million, to $191.1 million and diluted net earnings per common share increased 34% from $.71 to $.95.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad.  At September 30, 2010, we had cash and cash equivalents of $693.5 million compared with $1,120.7 million at June 30, 2010.  Our cash and cash equivalents are maintained at a number of financial institutions in the United States and abroad.  As of September 30, 2010, less than 10% of the total balance is insured by governmental agencies.  To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength and perform ongoing evaluations of these institutions to limit our concentration risk exposure.

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

Credit Ratings

Changes in our credit ratings will likely result in changes in our borrowing costs.  Our credit ratings also impact the cost of our revolving credit facility as discussed below.  Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing.  A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating.  As of October 21, 2010, our commercial paper is rated A-1 by Standard & Poor’s and P-1 by Moody’s and our long-term debt is rated A with a stable outlook by Standard & Poor’s and A2 with a stable outlook by Moody’s.

Debt

At September 30, 2010, our outstanding borrowings were as follows:

	Long-term Debt	Current Debt	Total Debt
	(In millions)

6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (1), (7)	$296.3	$—	$296.3
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”) (2)	197.6	—	197.6
5.55% Senior Notes, due May 15, 2017 (“2017 Senior Notes”) (3), (7)	346.4	—	346.4
7.75% Senior Notes, due November 1, 2013 (“2013 Senior Notes”) (4), (7)	230.0	—	230.0
6.00% Senior Notes, due January 15, 2012 (“2012 Senior Notes”) (5)	118.6	—	118.6
Promissory note due August 31, 2012 (6)	3.7	—	3.7
Turkish lira overdraft facility	—	11.9	11.9
Other borrowings	11.9	18.7	30.6
	$1,204.5	$30.6	$1,235.1

(1)    Consists of $300.0 million principal and unamortized debt discount of $3.7 million.

(2)    Consists of $200.0 million principal and unamortized debt discount of $2.4 million.

(3)    Consists of $300.0 million principal, unamortized debt discount of $0.3 million and a $46.7 million adjustment to reflect the termination value of interest rate swaps.

(4)    Consists of $230.1 million principal and unamortized debt discount of $0.1 million.

(5)    Consists of $120.0 million principal, unamortized debt discount of $0.1 million and a $1.3 million adjustment to reflect the remaining termination value of an interest rate swap that is being amortized to interest expense over the life of the debt.

(6)    Consists of $3.4 million face value and unamortized premium of $0.3 million.

(7)    As of September 30, 2010, we were in compliance with all restrictive covenants, including limitations on indebtedness and liens, and expect continued compliance.

We have a $750.0 million commercial paper program under which we may issue commercial paper in the United States.  At September 30, 2010, there was no commercial paper outstanding.  We also have $201.2 million in additional uncommitted credit facilities, of which $17.6 million was used as of September 30, 2010.  We do not anticipate difficulties in securing this form of working capital financing.

We have an undrawn $750.0 million senior unsecured revolving credit facility that expires on April 26, 2012.  This facility may be used primarily to provide credit support for our commercial paper program, to repurchase shares of our common stock and for general corporate purposes.  Up to the equivalent of $250 million of the credit facility is available for multi-currency loans.  The interest rate on borrowings under the credit facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or ½% plus the Federal funds rate.  We incurred costs of approximately $0.3 million to establish the facility which will be amortized over the term of the facility.  The credit facility has an annual fee of $0.4 million, payable quarterly, based on our current credit ratings.  This facility also contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $50.0 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under this facility.  As of September 30, 2010, we were in compliance with all related financial and other restrictive covenants, including limitations on indebtedness and liens, and expect continued compliance.  The financial covenant of this facility requires an interest expense coverage ratio of greater than 3:1 as of the last day of each fiscal quarter.  The interest expense coverage ratio is defined in the credit agreement as the ratio of Consolidated EBITDA (which does not represent a measure of our operating results as defined under U.S. generally accepted accounting principles) to Consolidated Interest Expense and is calculated as stipulated in the agreement as follows:

Twelve Months Ended September 30, 2010 (1)
($ in millions)

Consolidated EBITDA:
Net earnings	$528.7
Add:
Provision for income taxes	235.2
Interest expense, net (2)	98.1
Depreciation and amortization (3)	265.4
Extraordinary non-cash charges (4) (5)	61.0
Less:
Extraordinary non-cash gains (5)	—
$1,188.4

Consolidated Interest Expense:
Interest expense, net	$98.1

Interest expense coverage ratio	12 to 1

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

We have a fixed rate promissory note agreement with a financial institution pursuant to which we may borrow up to $150.0 million in the form of loan participation notes through one of our subsidiaries in Europe.  The interest rate on borrowings under this agreement is at an all-in fixed rate determined by the lender and agreed to by us at the date of each borrowing.  At September 30, 2010, no borrowings were outstanding under this agreement.  Debt issuance costs incurred related to this agreement were de minimis.

We have an overdraft borrowing agreement with a financial institution pursuant to which our subsidiary in Turkey may be credited to satisfy outstanding negative daily balances arising from its business operations.  The total balance outstanding at any time shall not exceed 40.0 million Turkish lira ($26.3 million at the exchange rate at September 30, 2010).  The interest rate applicable to each such credit shall be up to a maximum of 175 basis points per annum above the spot rate charged by the lender or the lender’s floating call rate agreed to by us at each borrowing.  There were no debt issuance costs incurred related to this agreement.  The outstanding balance at September 30, 2010 ($11.9 million at the exchange rate at September 30, 2010) is classified as short-term debt in our consolidated balance sheet.

We have a 1.5 billion Japanese yen ($17.7 million at the exchange rate at September 30, 2010) revolving credit facility that expires on March 31, 2011 and a 1.5 billion Japanese yen ($17.7 million at the exchange rate at September 30, 2010) revolving credit facility that expires on March 31, 2012.  The interest rates on borrowings under these credit facilities are based on TIBOR (Tokyo Interbank Offered Rate) plus .45% and .75%, respectively and the facility fees incurred on undrawn balances are 15 basis points and 25 basis points, respectively.  At September 30, 2010, no borrowings were outstanding under these facilities.

Total debt as a percent of total capitalization (excluding noncontrolling interests) decreased to 37% at September 30, 2010 from 39% at June 30, 2010, primarily as a result of an increase in stockholders’ equity driven by higher net earnings during the current-year period.

Cash Flows

Net cash used for operating activities was $39.1 million during the three months ended September 30, 2010 as compared with net cash provided by operating activities of $2.7 million in the prior-year period.  The change in operating cash in the first quarter of this fiscal year, as compared with the first quarter of the prior fiscal year, primarily reflected the levels of accounts receivable balances resulting from increased shipments in advance of the holiday season as well as the reduced levels of accounts payable balances.  Partially offsetting these uses of cash were higher net earnings, the level and timing of tax payments and other liabilities.

Net cash used for investing activities was $316.2 million during the three months ended September 30, 2010 as compared with $54.7 million in the prior-year period.  The increase in investing cash outflows primarily reflected the acquisition of Smashbox in the current-year period.  The change also reflected higher cash payments in the current-year period primarily related to counters and global information technology systems and infrastructure partially offset by lower leasehold improvements.

Net cash used for financing activities was $83.4 million during the three months ended September 30, 2010 as compared with net cash used for financing activities of $20.3 million in the prior-year period.  Cash used for financing activities in the current-year period primarily reflected the acquisition of treasury stock.  Partially offsetting this use was the receipt of proceeds related to the settlement of interest rate derivatives and from employee stock transactions.  Cash used in financing activities in the prior-year period primarily reflected the repayment of a promissory note due July 31, 2009 related to the acquisition of Ojon Corporation as well as repayments of other short-term debt.

Pension and Post-retirement Plan Funding

There have been no significant changes to our pension and post-retirement funding as discussed in our Annual Report on Form 10-K for the year ended June 30, 2010.

Commitments, Contingencies and Contractual Obligations

There have been no significant changes to our commitments, contingencies and contractual obligations as discussed in our Annual Report on Form 10-K for the year ended June 30, 2010.

Derivative Financial Instruments and Hedging Activities

Except for the termination of the interest rate swap agreements as discussed below, there have been no significant changes to our derivative financial instruments and hedging activities as discussed in our Annual Report on Form 10-K for the year ended June 30, 2010.

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

The ineffective portion of both foreign currency forward and option contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income (loss) are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in accumulated other comprehensive income (loss) are reclassified to current-period earnings.  As of September 30, 2010, these foreign currency cash-flow hedges were highly effective, in all material respects.

At September 30, 2010, we had foreign currency forward contracts in the amount of $1,338.9 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the Swiss franc ($252.3 million), British pound ($243.4 million), Euro ($142.0 million), Canadian dollar ($136.3 million), Hong Kong dollar ($104.0 million), Japanese yen ($88.7 million), and Australian dollar ($87.5 million).

Interest Rate Risk Management

We may enter into interest rate derivative contracts to manage the exposure to interest rate fluctuations on our funded indebtedness and anticipated issuance of debt for periods consistent with the identified exposures.  During the three months ended September 30, 2010, we terminated our interest rate swap agreements with a notional amount totaling $250.0 million which had effectively converted the fixed rate interest on our outstanding 2017 Senior Notes to variable interest rates.  The instrument, which was classified as an asset, had a fair value of $47.4 million at the date of cash settlement.  Hedge accounting treatment was discontinued prospectively and the fair value adjustment to the carrying amount of the related debt will be amortized against interest expense over the remaining life of the debt.

Credit Risk

As a matter of policy, we only enter into derivative contracts with counterparties that have at least an “A” (or equivalent) credit rating.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $12.1 million at September 30, 2010.  To manage this risk, we have established counterparty credit guidelines that are continually monitored and reported to management.  Accordingly, management believes risk of loss under these hedging contracts is remote.

Certain of our derivative financial instruments contain credit-risk-related contingent features.  As of September 30, 2010, we were in compliance with such features.

Market Risk

Using the value-at-risk model, as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, the high, low and average measured value-at-risk for the twelve months ended September 30, 2010 related to our foreign exchange contracts are as follows:

(In millions)	High	Low	Average

Foreign exchange contracts	$31.7	$19.0	$22.7

Except for the termination of the interest rate swap agreements as discussed above, there have been no significant changes in market risk since June 30, 2010 that would have a material effect on our calculated value-at-risk exposure, as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect on our financial condition or results of operations.

CRITICAL ACCOUNTING POLICIES

As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions.  Our most critical accounting policies relate to revenue recognition, inventory, pension and other post-retirement benefit costs, goodwill, other intangible assets and long-lived assets, income taxes and derivatives.  Since June 30, 2010, there have been no significant changes to the assumptions and estimates related to our critical accounting policies.

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to Note 1 of Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies for discussion regarding the impact of accounting standards that were recently issued but not yet effective, on the Company’s consolidated financial statements.

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

Item 4. Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure.  The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2010 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

As part of our Strategic Modernization Initiative, we anticipate the continued migration of our operations to SAP, with the majority of our locations being implemented through fiscal 2012.  Based on management’s evaluation, the necessary steps have been taken to monitor and maintain appropriate internal control over financial reporting during the quarter ended September 30, 2010.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchase Program

We are authorized by the Board of Directors to repurchase up to 88.0 million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. As of September 30, 2010, the cumulative total of acquired shares pursuant to the authorization was 72.4 million, reducing the remaining authorized share repurchase balance to 15.6 million. During the three months ended September 30, 2010, we purchased approximately 2.4 million shares pursuant to the authorization for $141.5 million as outlined in the following table:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
July 2010	1,018,233	(2)	$60.57	1,000,000	17,040,669
August 2010	360,000		56.69	360,000	16,680,669
September 2010	1,061,537	(3)	58.12	1,040,000	15,640,669
	2,439,770		$58.93	2,400,000	15,640,669

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

(3)             Includes shares that were repurchased by the Company in connection with shares withheld to satisfy tax obligations upon the vesting of performance stock units.

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

During the three months ended September 30, 2010, the stockholder set forth in the table below converted shares of Class B Common Stock into Class A Common Stock on the dates set forth below:

Stockholder That Converted Class B Common Stock to Class A Common Stock	Date of Conversion	Number of Shares Converted/ Received
Ronald S. Lauder	August 25, 2010	350,000

Item 6. Exhibits.

Exhibit Number	Description
10.1	Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant). †
10.2	Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant). †
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

10.6	Amendment to Employment Agreement with Leonard A. Lauder †
31.1	Certification pursuant to Rule 13a-14(a) (CEO).
31.2	Certification pursuant to Rule 13a-14(a) (CFO).
32.1	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)
32.2	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

†  Exhibit is a management contract or compensatory plan or arrangement.

*  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purposes of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchanges Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ESTÉE LAUDER COMPANIES INC.

Date: November 1, 2010	By:	/s/RICHARD W. KUNES
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

10.6	Amendment to Employment Agreement with Leonard A. Lauder †
31.1	Certification pursuant to Rule 13a-14(a) (CEO).
31.2	Certification pursuant to Rule 13a-14(a) (CFO).
32.1	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)
32.2	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

†  Exhibit is a management contract or compensatory plan or arrangement.

*  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purposes of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchanges Act of 1934, as amended, and otherwise is not subject to liability under these sections.