Form 10-Q
period 2010-12-31
ESTEE LAUDER COMPANIES INC
filed 2011-02-04
CIK 1001250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2010

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

At January 26, 2011, 121,194,060 shares of the registrant’s Class A Common Stock, $.01 par value, and 76,232,041 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION

item 1. financial statements

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended December 31		Six Months Ended December 31
	2010	2009	2010	2009
	(In millions, except per share data)

Net Sales	$2,492.0	$2,262.3	$4,583.7	$4,095.7
Cost of Sales	541.1	525.4	1,029.2	970.5

Gross Profit	1,950.9	1,736.9	3,554.5	3,125.2

Operating expenses
Selling, general and administrative	1,419.2	1,282.4	2,721.0	2,432.1
Restructuring and other special charges	14.0	9.3	17.8	27.5
Goodwill impairment	—	16.6	—	16.6
Impairment of other intangible assets	—	29.0	—	29.0
Total operating expenses	1,433.2	1,337.3	2,738.8	2,505.2

Operating Income	517.7	399.6	815.7	620.0

Interest expense, net	16.1	19.9	32.2	39.5
Earnings before Income Taxes	501.6	379.7	783.5	580.5

Provision for income taxes	155.7	118.0	248.0	181.0
Net Earnings	345.9	261.7	535.5	399.5

Net earnings attributable to noncontrolling interests	(2.0)	(5.5)	(0.5)	(2.6)
Net Earnings Attributable to The Estée Lauder Companies Inc.	$343.9	$256.2	$535.0	$396.9

Net earnings attributable to The Estée Lauder Companies Inc. per common share
Basic	$1.75	$1.30	$2.72	$2.01
Diluted	1.71	1.28	2.67	1.99

Weighted average common shares outstanding
Basic	196.7	197.3	196.7	197.0
Diluted	200.9	200.4	200.6	199.3

Cash dividends declared per common share	$.75	$.55	$.75	$.55

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED BALANCE SHEETS

	December 31	June 30
	2010	2010
	(Unaudited)
	($ in millions)
ASSETS
Current Assets
Cash and cash equivalents	$1,043.1	$1,120.7
Accounts receivable, net	1,172.5	746.2
Inventory and promotional merchandise, net	866.9	826.6
Prepaid expenses and other current assets	431.6	427.5
Total current assets	3,514.1	3,121.0

Property, Plant and Equipment, net	1,066.9	1,023.6

Other Assets
Investments, at cost or market value	13.9	12.2
Goodwill	900.0	752.5
Other intangible assets, net	241.6	109.5
Other assets	245.3	316.8
Total other assets	1,400.8	1,191.0
Total assets	$5,981.8	$5,335.6

LIABILITIES AND EQUITY
Current Liabilities
Current debt	$26.0	$23.4
Accounts payable	349.3	425.2
Accrued income taxes	118.1	5.6
Other accrued liabilities	1,258.0	1,118.0
Total current liabilities	1,751.4	1,572.2

Noncurrent Liabilities
Long-term debt	1,205.1	1,205.0
Accrued income taxes	166.5	163.3
Other noncurrent liabilities	453.1	429.7
Total noncurrent liabilities	1,824.7	1,798.0

Contingencies (Note 8)

Equity
Common stock, $.01 par value; 650,000,000 shares Class A authorized; shares issued: 193,993,742 at December 31, 2010 and 190,767,435 at June 30, 2010; 240,000,000 shares Class B authorized; shares issued and outstanding: 76,232,041 at December 31, 2010 and 77,082,041 at June 30, 2010	2.7	2.7
Paid-in capital	1,565.9	1,428.7
Retained earnings	3,950.7	3,564.0
Accumulated other comprehensive loss	(111.9)	(196.7)
	5,407.4	4,798.7
Less: Treasury stock, at cost; 72,909,623 Class A shares at December 31, 2010 and 70,125,805 Class A shares at June 30, 2010	(3,020.4)	(2,850.3)
Total stockholders’ equity — The Estée Lauder Companies Inc.	2,387.0	1,948.4
Noncontrolling interests	18.7	17.0
Total equity	2,405.7	1,965.4
Total liabilities and equity	$5,981.8	$5,335.6

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31
	2010	2009
	(In millions)

Cash Flows from Operating Activities
Net earnings	$535.5	$399.5
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	135.3	127.7
Deferred income taxes	12.9	(28.9)
Non-cash stock-based compensation	54.4	30.8
Excess tax benefits from stock-based compensation arrangements	(17.3)	(1.0)
Loss on disposal of property, plant and equipment	2.1	10.8
Non-cash charges associated with restructuring activities	5.7	7.0
Goodwill and other intangible asset impairments	—	45.6
Pension and post-retirement benefit expense	34.2	29.7
Pension and post-retirement benefit contributions	(19.6)	(26.5)
Other non-cash items	0.2	0.3
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(387.9)	(226.3)
Decrease in inventory and promotional merchandise, net	0.2	48.6
Decrease (increase) in other assets, net	(27.4)	2.0
Decrease in accounts payable	(95.9)	(22.2)
Increase in accrued income taxes	146.4	95.3
Increase in other liabilities	129.2	124.5
Net cash flows provided by operating activities	508.0	616.9

Cash Flows from Investing Activities
Capital expenditures	(144.8)	(104.2)
Acquisition of businesses and other intangible assets, net of cash acquired	(256.1)	(9.3)
Purchases of long-term investments	—	(0.1)
Net cash flows used for investing activities	(400.9)	(113.6)

Cash Flows from Financing Activities
Increase (decrease) in current debt, net	7.3	(5.3)
Repayments and redemptions of long-term debt	(12.7)	(15.0)
Net settlement of interest rate derivatives	47.4	—
Net proceeds from stock-based compensation transactions	62.3	56.3
Excess tax benefits from stock-based compensation arrangements	17.3	1.0
Payments to acquire treasury stock	(173.0)	(78.1)
Dividends paid to stockholders	(148.0)	(109.1)
Net cash flows used for financing activities	(199.4)	(150.2)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	14.7	6.0

Net Increase (Decrease) in Cash and Cash Equivalents	(77.6)	359.1
Cash and Cash Equivalents at Beginning of Period	1,120.7	864.5
Cash and Cash Equivalents at End of Period	$1,043.1	$1,223.6

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

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at period-end rates of exchange, while revenue and expenses are translated at weighted average rates of exchange for the period.  Unrealized translation gains or losses are reported as cumulative translation adjustments through other comprehensive income (loss) (“OCI”).  Such adjustments, attributable to The Estée Lauder Companies Inc., amounted to $4.9 million and $0.1 million of unrealized translation gains, net of tax, during the three months ended December 31, 2010 and 2009, respectively, and $91.6 million and $33.7 million of unrealized translation gains, net of tax, during the six months ended December 31, 2010 and 2009, respectively.  For the Company’s Venezuelan subsidiary operating in a highly inflationary economy, the U.S. dollar is the functional currency.  Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings.

The accompanying consolidated statements of earnings include net exchange losses on foreign currency transactions of $3.6 million and $13.1 million during the three months ended December 31, 2010 and 2009, respectively, and $0.8 million and $13.5 million during the six months ended December 31, 2010 and 2009, respectively.

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions totaling $36.0 million and $34.3 million as of December 31, 2010 and June 30, 2010, respectively.

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

The Company’s largest customer sells products primarily within the United States and accounted for $246.3 million, or 10%, and $225.4 million, or 10%, of the Company’s consolidated net sales for the three months ended December 31, 2010 and 2009, respectively, and $528.3 million, or 12%, and $471.5 million, or 12%, of the Company’s consolidated net sales for the six months ended December 31, 2010 and 2009, respectively.  This customer accounted for $108.9 million, or 10%, and $84.3 million, or 11%, of the Company’s accounts receivable at December 31, 2010 and June 30, 2010, respectively.

Inventory and Promotional Merchandise

	December 31	June 30
	2010	2010
	(In millions)
Inventory and promotional merchandise, net consists of:
Raw materials	$197.7	$206.0
Work in process	74.1	78.6
Finished goods	428.2	377.8
Promotional merchandise	166.9	164.2
	$866.9	$826.6

Property, Plant and Equipment

	December 31	June 30
	2010	2010
	(In millions)
Property, plant and equipment by asset class (useful life) consists of:
Land	$14.6	$14.3
Buildings and improvements (10 to 40 years)	184.9	172.5
Machinery and equipment (3 to 10 years)	1,268.4	1,174.9
Furniture and fixtures (5 to 10 years)	88.2	82.1
Leasehold improvements	1,151.7	1,081.2
	2,707.8	2,525.0
Less accumulated depreciation and amortization	1,640.9	1,501.4
	$1,066.9	$1,023.6

The cost of assets related to projects in progress of $181.4 million and $160.4 million as of December 31, 2010 and June 30, 2010, respectively, is included in their respective asset categories in the table above.  Depreciation and amortization of property, plant and equipment was $63.8 million and $59.2 million during the three months ended December 31, 2010 and 2009, respectively, and $129.2 million and $121.2 million during the six months ended December 31, 2010 and 2009, respectively.  Depreciation and amortization related to the Company’s manufacturing process is included in cost of sales and all other depreciation and amortization is included in selling, general and administrative expenses in the accompanying consolidated statements of earnings.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The effective income tax rate was 31.0% and 31.1% for the three months ended December 31, 2010 and 2009, respectively.  The decrease in the effective income tax rate was attributable to favorable income tax reserve adjustments, including a tax and interest benefit of $11 million, net of tax, attributable to concluding the examination by the U.S. Internal Revenue Service (“IRS”) of fiscal 2006 through 2008.  The rate was also favorably impacted due to a reinstatement of the U.S. federal research and experimentation tax credit, the majority of such benefit recorded discretely in the quarter.  These favorable adjustments were partially offset by a higher income tax rate on the Company’s international operations, principally due to an increase in earnings from our travel retail business.

The effective income tax rate for income taxes was 31.7% and 31.2% for the six months ended December 31, 2010 and 2009, respectively.  The increase in the effective income tax rate was primarily due to an increase in earnings from our travel retail business, partially offset by favorable income tax reserve adjustments, including a tax and interest benefit of $11 million, net of tax, attributable to concluding the IRS examination of fiscal 2006 through 2008.

As of December 31, 2010 and June 30, 2010, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $121.7 million and $157.3 million, respectively.  The change to the balance of gross unrecognized tax benefits in this period was primarily attributable to the completion of the IRS examination of fiscal 2006 through 2008.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $68.4 million.  During the three and six months ended December 31, 2010, the Company recognized a gross interest and penalty benefit in the consolidated statements of earnings of $1.1 million and $0.3 million, respectively.  The total gross accrued interest and penalties in the accompanying consolidated balance sheets at December 31, 2010 and June 30, 2010 was $40.0 million and $43.6 million, respectively.  On the basis of the information available as of December 31, 2010, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in a range of $20 million to $30 million within 12 months as a result of projected resolutions of global tax examinations and controversies and a potential lapse of the applicable statutes of limitations.

During the six months ended December 31, 2010, the IRS commenced its examination of fiscal 2009.

Recently Issued Accounting Standards

In December 2010, the Financial Accounting Standards Board (“FASB”) amended its authoritative guidance related to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more-likely-than-not that a goodwill impairment exists.  In determining whether it is more-likely-than-not that a goodwill impairment exists, consideration should be made as to whether there are any adverse qualitative factors indicating that an impairment may exist.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB amended its authoritative guidance related to business combinations entered into by an entity that are material on an individual or aggregate basis.  These amendments clarify existing guidance that if an entity presents comparative financial statements that include a material business combination, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period.  The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  This guidance becomes effective prospectively for business combinations for which the acquisition date is on or after the first day of the Company’s fiscal 2012.  This disclosure-only guidance will not have a material impact on the Company’s results of operations, financial position or cash flows.

In January 2010, the FASB issued authoritative guidance that will require entities to make new disclosures about recurring or nonrecurring fair-value measurements of assets and liabilities.  The Company adopted the new guidance in its fiscal 2010 third quarter, except for certain detailed recurring Level 3 disclosures, which are effective for the Company’s fiscal 2012 first quarter.  The Company currently does not have any recurring Level 3 assets or liabilities.

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

NOTE 2 — GOODWILL AND OTHER INTANGIBLE ASSETS

On July 1, 2010, the Company acquired Smashbox Beauty Cosmetics (“Smashbox”) which included the addition of goodwill of approximately $140 million, amortizable intangible assets of approximately $61 million (with a weighted average amortization period of 9 years) and non-amortizable intangible assets of approximately $77 million related to the Company’s makeup business.

The Company assigns goodwill of a reporting unit to the product category in which that reporting unit predominantly operates at the time of its acquisition.

The following table presents goodwill and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total

Balance as of June 30, 2010
Goodwill	$67.9	$265.1	$54.8	$400.6	$788.4
Accumulated impairments	(20.9)	—	—	(15.0)	(35.9)
	47.0	265.1	54.8	385.6	752.5

Goodwill acquired during the period	—	143.5	—	—	143.5
Translation and other adjustments	0.8	0.1	0.1	3.0	4.0
	0.8	143.6	0.1	3.0	147.5

Balance as of December 31, 2010
Goodwill	69.0	408.7	54.9	404.1	936.7
Accumulated impairments	(21.2)	—	—	(15.5)	(36.7)
	$47.8	$408.7	$54.9	$388.6	$900.0

Other intangible assets consists of the following:

	December 31, 2010			June 30, 2010
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Amortizable intangible assets:
Customer lists and other	$268.4	$159.7	$108.7	$205.0	$151.0	$54.0
License agreements	43.0	43.0	—	43.0	43.0	—
	$311.4	$202.7	108.7	$248.0	$194.0	54.0
Non-amortizable intangible assets:
Trademarks and other			132.9			55.5
Total intangible assets			$241.6			$109.5

The aggregate amortization expense related to amortizable intangible assets for the three months ended December 31, 2010 and 2009 was $3.9 million and $2.6 million, respectively, and for the six months ended December 31, 2010 and 2009 was $7.5 million and $5.1 million, respectively.  The estimated aggregate amortization expense for the remainder of fiscal 2011 and each of the fiscal years ending June 30, 2012 to 2015 is $7.0 million, $13.8 million, $13.8 million, $13.8 million and $13.8 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2010 Impairments

During the second quarter of fiscal 2010, the Darphin reporting unit identified issues related to the planned streamlining of its distribution process, resulting in revisions to its internal forecasts.  The Company determined that the reporting unit’s trademark was impaired, with fair value estimated based upon the application of a royalty rate to discounted projected future cash flows (“relief-from-royalty method”), and therefore recorded an impairment charge of $5.8 million, at the exchange rate in effect at that time, in the skin care product category and in the Europe, the Middle East & Africa region.

During the second quarter of fiscal 2010, the Ojon reporting unit altered and delayed certain components of its future expansion plans, resulting in revisions to its internal forecasts.  The Company concluded for the Ojon trademark and customer list, that the carrying values exceeded their estimated fair values, which were determined based on the application of the relief-from-royalty method for the trademark and discounted projected future cash flows for the customer list.  As a result, the Company recognized asset impairment charges of $6.0 million for the trademark and $17.2 million for the customer list, at the exchange rate in effect at that time.  After adjusting the carrying value of the trademark and customer list, the Company completed an interim impairment test for goodwill and recorded a goodwill impairment charge related to the Ojon reporting unit of $16.6 million at the exchange rate in effect at that time.  The fair value of the reporting unit was based upon weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit.  These impairment charges were reflected in the hair care and skin care product categories and in the Americas region.

NOTE 3 — ACQUISITION OF BUSINESS

On July 1, 2010, the Company acquired Smashbox.  The purchase price was funded by cash provided by operations.  The results of operations are included in the accompanying consolidated financial statements commencing with the date it was acquired.  Pro forma results of operations of the prior-year period have not been presented, as the impact on the Company’s consolidated financial results would not have been material.  The aggregate cost of this transaction, net of cash acquired, and continuing earn-out obligations related to the acquisition of the Bobbi Brown brand was approximately $256 million.

NOTE 4 — CHARGES ASSOCIATED WITH RESTRUCTURING ACTIVITIES

In an effort to drive down costs and achieve synergies within the organization, in February 2009, the Company announced the implementation of a multi-faceted cost savings program (the “Program”) to position itself to achieve long-term profitable growth.  The Company anticipates the Program will result in related restructuring and other special charges, inclusive of cumulative charges recorded to date and over the next few fiscal years, totaling between $350 million to $450 million, before taxes.  The total amount of charges (pre-tax) associated with the Program expected to be incurred (including those recorded plus other initiatives approved through January 24, 2011) is approximately $276 million to $281 million, of which approximately $184 million to $185 million relates to restructuring charges, approximately $42 million of other costs to implement the initiatives, approximately $35 million to $39 million in sales returns and approximately $15 million in inventory write-offs.  The restructuring charges are comprised of approximately $138 million to $139 million of employee-related costs, approximately $27 million of other exit costs and contract terminations (substantially all of which have resulted in or will result in cash expenditures), and approximately $19 million in non-cash asset write-offs.

The Program focuses on a redesign of the Company’s organizational structure in order to integrate it in a more cohesive way and operate more globally across brands and functions.  The principal aspect of the Program is the reduction of the workforce by approximately 2,000 employees.  Specific actions taken during the six months ended December 31, 2010 and 2009 included:

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•                  Turnaround or Exit Unprofitable Operations — To improve the profitability in certain of the Company’s brands and regions, the Company has selectively exited certain channels of distribution, categories and markets, and has made changes to turnaround others.  This included the exit from the global wholesale distribution of the Company’s Prescriptives brand and the reformulation of Ojon brand products.  In connection with these activities, the Company incurred charges related to product returns, inventory write-offs, reduction of workforce and termination of contracts.

•                  Outsourcing — In order to balance the growing need for information technology support with the Company’s efforts to provide the most efficient and cost effective solutions, the Company continued the outsourcing of certain information technology processes.  The Company incurred costs to transition services to an outsource provider.

Restructuring Charges

The following table presents restructuring charges related to the Program as follows:

	Three Months Ended December 31		Six Months Ended December 31
	2010	2009	2010	2009
	(In millions)
Employee-related costs	$8.8	$0.6	$9.5	$14.0
Asset write-offs	0.5	0.5	0.6	0.7
Contract terminations	1.5	0.6	1.8	1.2
Other exit costs	(0.1)	4.2	0.5	4.7
Total restructuring charges	$10.7	$5.9	$12.4	$20.6

The following table presents aggregate restructuring charges related to the Program:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Fiscal 2009	$60.9	$4.2	$3.4	$1.8	$70.3
Fiscal 2010	29.3	11.0	2.3	6.2	48.8
Six months ended December 31, 2010	9.5	0.6	1.8	0.5	12.4
Charges recorded through December 31, 2010	$99.7	$15.8	$7.5	$8.5	$131.5

The following table presents accrued restructuring and the related activity as of and for the six months ended December 31, 2010 under the Program:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Balance at June 30, 2010	$30.6	$—	$0.1	$0.4	$31.1
Charges	9.5	0.6	1.8	0.5	12.4
Cash payments	(15.6)	—	(0.7)	(0.6)	(16.9)
Non-cash write-offs	—	(0.6)	—	—	(0.6)
Translation adjustments	0.6	—	—	—	0.6
Balance at December 31, 2010	$25.1	$—	$1.2	$0.3	$26.6

Accrued restructuring charges at December 31, 2010 are expected to result in cash expenditures funded from cash provided by operations of approximately $13 million, $11 million and $3 million in fiscal 2011, 2012 and 2013, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total Charges Associated with Restructuring Activities

The following table presents total charges (adjustments) associated with restructuring activities related to the Program:

	Three Months Ended December 31		Six Months Ended December 31
	2010	2009	2010	2009
	(In millions)
Sales returns (included in Net Sales)	$1.5	$(7.4)	$1.5	$11.1
Cost of sales	3.8	(1.6)	4.6	4.0
Restructuring charges	10.7	5.9	12.4	20.6
Other special charges	3.3	3.4	5.4	6.9
Total charges associated with restructuring activities	$19.3	$0.3	$23.9	$42.6

During the three months ended December 31, 2010, we recorded $1.5 million reflecting sales returns (less a related cost of sales of $0.5 million) and a write-off of inventory of $4.3 million associated with turnaround operations, primarily related to the reformulation of Ojon brand products.  During the six months ended December 31, 2010, we recorded $1.5 million reflecting sales returns (less a related cost of sales of $0.5 million) and a write-off of inventory of $5.1 million associated with turnaround operations, primarily related to the reformulation of Ojon brand products.

During the three months ended December 31, 2009, the Company recorded an adjustment of $7.4 million to reduce then-anticipated sales returns (less a related cost of sales of $1.6 million) and a benefit of $3.2 million to reduce the estimated write-off of inventory associated with exiting unprofitable operations, primarily related to the exit from the global wholesale distribution of the Prescriptives brand.  During the six months ended December 31, 2009, the Company recorded $11.1 million reflecting sales returns (less a related cost of sales of $2.3 million) and a write-off of inventory of $6.3 million associated with exiting unprofitable operations, primarily related to the exit from the global wholesale distribution of the Prescriptives brand.

Other special charges in connection with the implementation of the Program relate to consulting, other professional services, and accelerated depreciation.

NOTE 5 — DERIVATIVE FINANCIAL INSTRUMENTS

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments.  The Company enters into foreign currency forward and may enter into option contracts to reduce the effects of fluctuating foreign currency exchange rates and interest rate derivatives to manage the effects of interest rate movements on the Company’s aggregate liability portfolio.  The Company also enters into foreign currency forward and may use option contracts, not designated as hedging instruments, to mitigate the change in fair value of specific assets and liabilities on the balance sheet.  The Company does not utilize derivative financial instruments for trading or speculative purposes.  Costs associated with entering into these derivative financial instruments have not been material to the Company’s consolidated financial results.

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

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value (1)			Fair Value (1)
(In millions)	Balance Sheet Location	December 31 2010	June 30 2010	Balance Sheet Location	December 31 2010	June 30 2010
Derivatives Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$11.4	$17.1	Other accrued liabilities	$17.2	$10.5

Interest rate swap contracts	Other assets	—	38.7	Not applicable	—	—

Total Derivatives Designated as Hedging Instruments		11.4	55.8		17.2	10.5

Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	1.0	2.0	Other accrued liabilities	4.1	2.0

Total Derivatives		$12.4	$57.8		$21.3	$12.5

(1) See Note 6 — Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are presented as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (1)
(In millions)	Three Months Ended December 31, 2010	Six Months Ended December 31, 2010	(Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Three Months Ended December 31, 2010	Six Months Ended December 31, 2010
Derivatives in Cash Flow Hedging Relationships:
Foreign currency forward contracts	$(1.2)	$(15.1)	Cost of sales	$(0.7)	$(1.0)
			Selling, general and administrative	(2.1)	(2.1)
Total derivatives	$(1.2)	$(15.1)		$(2.8)	$(3.1)

(1) The amount of gain (loss) recognized in earnings related to the amount excluded from effectiveness testing was $0.4 million and $0.1 million for the three and six months ended December 31, 2010, respectively.  There was a net $(0.5) million gain (loss) recognized in earnings related to the ineffective portion of the hedging relationships for the three and six months ended December 31, 2010.

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (2)
(In millions)	Three Months Ended December 31, 2009	Six Months Ended December 31, 2009	(Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Three Months Ended December 31, 2009	Six Months Ended December 31, 2009
Derivatives in Cash Flow Hedging Relationships:
Foreign currency forward contracts	$(1.7)	$(6.5)	Cost of sales	$(3.7)	$(3.7)
			Selling, general and administrative	(4.6)	(6.9)
Total derivatives	$(1.7)	$(6.5)		$(8.3)	$(10.6)

(2) The amount of gain (loss) recognized in earnings related to the amount excluded from effectiveness testing was $(0.1) million and $(0.4) million for the three and six months ended December 31, 2009, respectively.  There was no gain (loss) recognized in earnings related to the ineffective portion of the hedging relationships for the three and six months ended December 31, 2009.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives (3)
(In millions)	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Three Months Ended December 31, 2010	Six Months Ended December 31, 2010	Three Months Ended December 31, 2009	Six Months Ended December 31, 2009
Derivatives in Fair Value Hedging Relationships:
Interest rate swap contracts	Interest expense, net	$—	$8.7	$(6.7)	$(0.7)

(3)             Changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt.

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
(In millions)	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Three Months Ended December 31, 2010	Six Months Ended December 31, 2010	Three Months Ended December 31, 2009	Six Months Ended December 31, 2009
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Selling, general and administrative	$(3.4)	$(3.0)	$0.8	$(3.4)

Foreign Currency Cash-Flow Hedges

The Company enters into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that the Company receives from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  The Company may also enter into foreign currency option contracts to hedge anticipated transactions.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as foreign currency cash-flow hedges and have varying maturities through the end of June 2012.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The ineffective portion of both foreign currency forward and option contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income (loss) are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in accumulated other comprehensive income (loss) are reclassified to current-period earnings.  As of December 31, 2010, the Company’s foreign currency cash-flow hedges were highly effective, in all material respects.  The estimated net gain (loss) as of December 31, 2010 that is expected to be reclassified from accumulated other comprehensive income (loss) into earnings within the next twelve months is $2.0 million.  The accumulated derivative instruments gain (loss) in accumulated other comprehensive income (loss) was $9.7 million and $(2.3) million for June 30, 2010 and December 31, 2010, respectively.

At December 31, 2010, the Company had foreign currency forward contracts in the amount of $1,441.6 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the British pound ($266.3 million), Swiss franc ($247.2 million), Euro ($195.7 million), Canadian dollar ($124.1 million), Hong Kong dollar ($118.4 million), Australian dollar ($91.3 million) and South Korean won ($66.0 million).

Fair Value Hedges

The Company may enter into interest rate derivative contracts to manage the exposure to interest rate fluctuations on its funded indebtedness and anticipated issuance of debt for periods consistent with the identified exposures.  During the six months ended December 31, 2010, the Company terminated its interest rate swap agreements with a notional amount totaling $250.0 million which had effectively converted the fixed rate interest on its outstanding 2017 Senior Notes to variable interest rates.  The instrument, which was classified as an asset, had a fair value of $47.4 million at the date of cash settlement.  This net settlement is classified as a financing activity on the consolidated statements of cash flows.  Hedge accounting treatment was discontinued prospectively and the fair value adjustment to the carrying amount of the related debt will be amortized against interest expense over the remaining life of the debt.

Credit Risk

As a matter of policy, the Company only enters into derivative contracts with counterparties that have at least an “A” (or equivalent) credit rating.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $12.4 million at December 31, 2010.  To manage this risk, the Company has established counterparty credit guidelines that are continually monitored and reported to management.  Accordingly, management believes risk of loss under these hedging contracts is remote.

Certain of the Company’s derivative financial instruments contain credit-risk-related contingent features.  At December 31, 2010, the Company was in a net liability position for certain derivative contracts that contain such features with two counterparties.  The fair value of those contracts as of December 31, 2010 was approximately $3.9 million.   Such credit-risk-related contingent features would be triggered if (a) upon a merger involving the Company, the ratings of the surviving entity were materially weaker than prior to the merger or (b) the Company’s credit ratings fall below investment grade (rated below BBB-/Baa3) and the Company fails to enter into an International Swaps & Derivatives Association Credit Support Annex within 30 days of being requested by the counterparty.  The fair value of collateral required or assets required to settle the instruments immediately if a triggering event were to occur, is estimated at approximately the fair value of the contracts.  As of December 31, 2010, the Company was in compliance with the credit-risk-related contingent features in all of its derivative financial instruments containing them.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — FAIR VALUE MEASUREMENTS

The Company records its financial assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants at the measurement date.  The accounting for fair value measurements must be applied to nonrecurring nonfinancial assets and nonfinancial liabilities, which principally consist of assets and liabilities acquired through business combinations, goodwill, indefinite-lived intangible assets and long-lived assets for the purposes of calculating potential impairment, and liabilities associated with restructuring activities.  The Company is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The three levels of inputs that may be used to measure fair value are as follows:

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

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$12.4	$—	$12.4
Available-for-sale securities	5.9	—	—	5.9
Total	$5.9	$12.4	$—	$18.3

Liabilities:
Foreign currency forward contracts	$—	$21.3	$—	$21.3

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s hierarchy for certain of its nonfinancial assets measured at fair value on a nonrecurring basis, due to a change in circumstances that triggered an interim impairment review and a recoverability test, as of December 31, 2009:

(In millions)	Impairment charges	Carrying Value December 31, 2009	Level 1	Level 2	Level 3 (1)

Goodwill	$16.6	$28.1	$—	$—	$28.1
Other intangible assets, net	29.0	41.2	—	—	41.2
Total	$45.6	$69.3	$—	$—	$69.3

(1)             See Note 2 for discussion of the valuation techniques used to measure fair value, the description of the inputs and information used to develop those inputs.

With the exception of the acquisition of Smashbox, there have been no nonfinancial assets measured at fair value on a nonrecurring basis for the six months ended December 31, 2010.

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

Foreign currency forward contracts - The fair values of the Company’s foreign currency forward contracts were determined using an industry-standard valuation model, which is based on an income approach.  The significant observable inputs to the model, such as swap yield curves and currency spot and forward rates, were obtained from an independent pricing service.  To determine the fair value of contracts under the model, the difference between the contract price and the current forward rate was discounted using LIBOR for contracts with maturities up to 12 months, and swap yield curves for contracts with maturities greater than 12 months.

Interest rate swap contracts - The fair values of the Company’s interest rate swap contracts were determined using the market approach and were based on  non-binding offers from the counterparties that are corroborated by observable market data using the income approach.  The non-binding offers represented the prices offered by the counterparties in the over-the-counter market to unwind and terminate these instruments (exclusive of accrued interest) and incorporated the counterparties’ respective overall credit exposure to the Company.  The Company performs a discounted cash flow analysis to corroborate the fair values of the non-binding offers using inputs such as swap yield curves and six-month LIBOR forward rates, which are obtained from an independent pricing service.  During the six months ended December 31, 2010, the Company terminated its interest rate swap agreements.  See Note 5 — Derivative Financial Instruments.

Current and long-term debt - The fair value of the Company’s debt was estimated based on the current rates offered to the Company for debt with the same remaining maturities.  To a lesser extent, debt also includes capital lease obligations for which the carrying amount approximates the fair value.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	December 31		June 30
	2010		2010
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$1,043.1	$1,043.1	$1,120.7	$1,120.7
Available-for-sale securities	5.9	5.9	5.4	5.4
Current and long-term debt	1,231.1	1,301.9	1,228.4	1,325.3

Derivatives
Foreign currency forward contracts — asset (liability)	(8.9)	(8.9)	6.6	6.6
Interest rate swap contracts — asset	—	—	38.7	38.7

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

The components of net periodic benefit cost for the three months ended December 31, 2010 and 2009 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement
(In millions)	2010	2009	2010	2009	2010	2009

Service cost	$6.4	$5.6	$5.4	$4.6	$0.9	$0.8
Interest cost	7.0	7.3	5.0	4.9	1.9	2.0
Expected return on plan assets	(8.7)	(8.0)	(5.6)	(5.1)	(0.1)	—
Amortization of:
Prior service cost	0.2	0.2	0.5	0.6	—	—
Actuarial loss	2.4	1.0	1.5	0.5	0.5	0.2
Settlements and curtailments	—	—	—	0.7	—	—
Net periodic benefit cost	$7.3	$6.1	$6.8	$6.2	$3.2	$3.0

The components of net periodic benefit cost for the six months ended December 31, 2010 and 2009 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement
(In millions)	2010	2009	2010	2009	2010	2009

Service cost	$12.8	$11.3	$10.5	$9.0	$1.8	$1.6
Interest cost	14.0	14.6	9.7	9.9	3.8	4.0
Expected return on plan assets	(17.4)	(16.1)	(10.9)	(10.1)	(0.2)	—
Amortization of:
Prior service cost	0.4	0.3	1.0	1.2	—	—
Actuarial loss	4.8	2.1	2.9	0.9	1.0	0.3
Settlements and curtailments	—	—	—	0.7	—	—
Net periodic benefit cost	$14.6	$12.2	$13.2	$11.6	$6.4	$5.9

During the six months ended December 31, 2010, the Company made contributions to its international pension plans totaling approximately $14 million.

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

NOTE 9 — STOCK PROGRAMS

As of December 31, 2010, the Company has two active equity compensation plans which include the Amended and Restated Fiscal 2002 Share Incentive Plan (the “Fiscal 2002 Plan”) and the Non-Employee Director Share Incentive Plan (collectively, the “Plans”).  These Plans currently provide for the issuance of approximately, 33,600,200 shares of Class A Common Stock, which consist of shares originally provided for and shares transferred to the Fiscal 2002 Plan from other inactive plans and employment agreements, to be granted in the form of stock-based awards to key employees, consultants and non-employee directors of the Company.  As of December 31, 2010, approximately 14,297,600 shares of Class A Common Stock were reserved and available to be granted pursuant to these Plans.  The Company may satisfy the obligation of its stock-based compensation awards with either new or treasury shares.  The Company’s equity compensation awards outstanding at December 31, 2010 include stock options, performance share units (“PSU”), restricted stock units (“RSU”) and share units.

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of, stock options, PSUs, RSUs and share units.  Compensation expense attributable to net stock-based compensation during the three months ended December 31, 2010 and 2009 was $23.8 million and $11.6 million, respectively.  Compensation expense attributable to net stock-based compensation during the six months ended December 31, 2010 and 2009 was $54.4 million and $30.8 million, respectively.  As of December 31, 2010, the total unrecognized compensation cost related to nonvested stock-based awards was $94.7 million and the related weighted average period over which it is expected to be recognized is approximately 2.0 years.

Stock Options

A summary of the Company’s stock option programs as of December 31, 2010 and changes during the six months then ended is presented below:

(Shares in thousands)	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value(1) (in millions)	Weighted Average Contractual Life Remaining in Years

Outstanding at June 30, 2010	10,083.6	$39.84
Granted at fair value	2,512.2	58.32
Exercised	(1,649.7)	37.75
Expired	(19.1)	41.48
Forfeited	(33.9)	46.35
Outstanding at December 31, 2010	10,893.1	44.39	$395.5	6.9

Exercisable at December 31, 2010	6,457.4	40.47	$259.8	5.4

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The per-share weighted average grant date fair value of stock options granted during the three months ended December 31, 2010 and 2009 was $24.62 and $15.14, respectively.  The per-share weighted average grant date fair value of stock options granted during the six months ended December 31, 2010 and 2009 was $18.91 and $10.63, respectively.  The total intrinsic value of stock options exercised during the three months ended December 31, 2010 and 2009 was $43.5 million and $16.4 million, respectively.  The total intrinsic value of stock options exercised during the six months ended December 31, 2010 and 2009 was $51.2 million and $16.5 million, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended December 31		Six Months Ended December 31
	2010	2009	2010	2009
Weighted average expected stock-price volatility	31%	30%	31%	30%
Weighted average expected option life	9 years	9 years	8 years	8 years
Average risk-free interest rate	2.4%	3.3%	2.2%	3.1%
Average dividend yield	1.1%	2.0%	1.1%	2.0%

The Company uses a weighted average expected stock-price volatility assumption that is a combination of both current and historical implied volatilities of the underlying stock which are obtained from public data sources.  For the weighted average expected option life assumption, the Company considers the exercise behavior of past grants and models the pattern of aggregate exercises.  The average risk-free interest rate is based on the U.S. Treasury strip rate for the expected term of the options and the average dividend yield is based on historical experience.

Performance Share Units

During the six months ended December 31, 2010, the Company granted 184,600 PSUs, which will be settled in stock subject to the achievement of the Company’s net sales, diluted net earnings per common share and return on invested capital goals for the three fiscal years ending June 30, 2013.  Settlement will be made pursuant to a range of opportunities relative to the net sales, diluted net earnings per common share and return on invested capital targets of the Company and, as such, the compensation cost of the PSU is subject to adjustment based upon the attainability of these target goals.  No settlement will occur for results below the applicable minimum threshold for a target and additional shares shall be issued if performance exceeds the targeted performance goals.  Certain PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSU.  Other PSUs granted in fiscal 2011 are not accompanied by dividend equivalent rights and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant less the discounted present value of the dividends expected to be paid on the shares during the vesting period.  These awards are subject to the provisions of the agreement under which the PSUs are granted.  The PSUs were valued at the closing market value of the Company’s Class A Common Stock on the date of grant and generally vest at the end of the performance period.  In September 2010, 47,500 shares of the Company’s Class A Common Stock were issued and related accrued dividends were paid, relative to the target goals set at the time of issuance, in settlement of 93,200 PSUs which vested as of June 30, 2010.

The following is a summary of the status of the Company’s PSUs as of December 31, 2010 and activity during the six months then ended:

		Weighted Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share
Nonvested at June 30, 2010	296.3	$42.00
Granted	184.6	58.61
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2010	480.9	48.38

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

The Company granted approximately 926,100 RSUs during the six months ended December 31, 2010 which, at the time of grant, were scheduled to vest as follows: 496,900 on November 1, 2011, 284,100 on October 31, 2012 and 145,100 on October 31, 2013, all subject to the continued employment or retirement of the grantees.  Certain RSUs granted in fiscal 2011 are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the RSU and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.  Other RSUs granted in fiscal 2011 are not accompanied by dividend equivalent rights and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant less the discounted present value of the dividends expected to be paid on the shares during the vesting period.

The following is a summary of the status of the Company’s RSUs as of December 31, 2010 and activity during the six months then ended:

		Weighted Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share
Nonvested at June 30, 2010	1,300.9	$37.79
Granted	926.1	57.36
Vested	(745.9)	38.68
Forfeited	(26.8)	43.43
Nonvested at December 31, 2010	1,454.3	49.69

Share Units

The Company grants share units to certain non-employee directors under the Non-Employee Director Share Incentive Plan.  The share units are convertible into shares of Class A Common Stock as provided for in that plan.  Share units are accompanied by dividend equivalent rights that are converted to additional share units when such dividends are declared.

The following is a summary of the status of the Company’s share units as of December 31, 2010 and activity during the six months then ended:

		Weighted Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share
Outstanding at June 30, 2010	26.4	$39.27
Granted	2.5	71.02
Dividend equivalents	0.3	78.42
Converted	—	—
Outstanding at December 31, 2010	29.2	42.45

Cash Units

Certain non-employee directors defer cash compensation in the form of cash payout share units, which are not subject to the Plans.  These share units are classified as liabilities and, as such, their fair value is adjusted to reflect the current market value of the Company’s Class A Common Stock.  The Company recorded $1.0 million and $1.1 million as compensation expense to reflect additional deferrals and the change in the market value for the three months ended December 31, 2010 and 2009, respectively.  The Company recorded $1.7 million and $1.5 million as compensation expense to reflect additional deferrals and the change in the market value for the six months ended December 31, 2010 and 2009, respectively.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three Months Ended December 31		Six Months Ended December 31
	2010	2009	2010	2009
	(In millions, except per share data)
Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$343.9	$256.2	$535.0	$396.9
Denominator:
Weighted average common shares outstanding — Basic	196.7	197.3	196.7	197.0
Effect of dilutive stock options	3.3	2.3	3.0	1.5
Effect of restricted stock units	0.9	0.8	0.9	0.8
Weighted average common shares outstanding — Diluted	200.9	200.4	200.6	199.3
Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$1.75	$1.30	$2.72	$2.01
Diluted	1.71	1.28	2.67	1.99

As of December 31, 2010 and 2009, outstanding options to purchase 0.1 million and 3.0 million shares, respectively, of Class A Common Stock were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.  As of December 31, 2010 and 2009, 0.5 million and 0.4 million of PSUs have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 9.

NOTE 11 — COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) and its components, net of tax, are as follows:

	Three Months Ended December 31		Six Months Ended December 31
	2010	2009	2010	2009
	(In millions)
Net earnings	$345.9	$261.7	$535.5	$399.5
Other comprehensive income (loss):
Net unrealized investment gain (loss)	0.1	—	0.1	0.2
Net derivative instruments gain (loss)	0.9	4.2	(7.9)	2.5
Amounts included in net periodic benefit cost, net	3.3	2.2	1.0	3.7
Translation adjustments	4.6	(0.4)	92.8	34.1

	8.9	6.0	86.0	40.5
Comprehensive income (loss)	354.8	267.7	621.5	440.0
Comprehensive (income) loss attributable to noncontrolling interests:
Net (earnings) loss	(2.0)	(5.5)	(0.5)	(2.6)
Translation adjustments	0.3	0.5	(1.2)	(0.4)
	(1.7)	(5.0)	(1.7)	(3.0)
Comprehensive income (loss) attributable to The Estée Lauder Companies Inc.	$353.1	$262.7	$619.8	$437.0

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — EQUITY

Changes in equity are as follows:

	Total Stockholders’ Equity — The Estée Lauder Companies Inc.						Non-
(In millions)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated OCI	Treasury Stock	Total	controlling Interests	Total Equity
Balance — June 30, 2010	$2.7	$1,428.7	$3,564.0	$(196.7)	$(2,850.3)	$1,948.4	$17.0	$1,965.4
Net earnings	—	—	535.0	—	—	535.0	0.5	535.5
Common stock dividends	—	—	(148.3)	—	—	(148.3)	—	(148.3)
Other comprehensive income	—	—	—	84.8	—	84.8	1.2	86.0
Acquisition of treasury stock	—	—	—	—	(153.3)	(153.3)	—	(153.3)
Stock-based compensation	—	137.2	—	—	(16.8)	120.4	—	120.4
Balance — December 31, 2010	$2.7	$1,565.9	$3,950.7	$(111.9)	$(3,020.4)	$2,387.0	$18.7	$2,405.7

Common Stock

During the six months ended December 31, 2010, 850,000 shares of the Company’s Class B Common Stock were converted into Class A Common Stock.

During the six months ended December 31, 2010, the Company purchased approximately 2,850,000 shares of its Class A Common Stock for $173.0 million.

NOTE 13 — STATEMENT OF CASH FLOWS

Supplemental cash flow information for the six months ended December 31, 2010 and 2009 is as follows:

	2010	2009
	(In millions)
Cash:
Cash paid during the period for interest	$35.5	$41.3
Cash paid during the period for income taxes	$91.4	$102.3

Non-cash investing and financing activities:
Long-term debt issued upon acquisition of business	$—	$0.3
Liabilities incurred for acquisitions	$—	$6.1
Incremental tax benefit from the exercise of stock options	$(7.5)	$(4.8)
Capital lease obligations incurred	$0.8	$0.9
Interest rate swap derivative mark to market	$8.7	$(0.7)

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended December 31		Six Months Ended December 31
	2010	2009	2010	2009
	(In millions)
PRODUCT CATEGORY DATA
Net Sales:
Skin Care	$1,029.2	$905.8	$1,886.9	$1,636.1
Makeup	882.2	815.7	1,676.4	1,533.6
Fragrance	447.6	403.5	782.1	695.0
Hair Care	111.7	110.0	206.1	207.9
Other	22.8	19.9	33.7	34.2
	2,493.5	2,254.9	4,585.2	4,106.8
Returns associated with restructuring activities	(1.5)	7.4	(1.5)	(11.1)
	$2,492.0	$2,262.3	$4,583.7	$4,095.7
Operating Income (Loss) before total charges associated with restructuring activities:
Skin Care	$260.2	$199.9	$410.1	$314.2
Makeup	191.9	167.7	295.1	275.5
Fragrance	72.9	49.3	123.2	77.5
Hair Care	12.2	(20.1)	14.0	(10.5)
Other	(0.2)	3.1	(2.8)	5.9
	537.0	399.9	839.6	662.6
Reconciliation:
Total charges associated with restructuring activities	(19.3)	(0.3)	(23.9)	(42.6)
Interest expense, net	(16.1)	(19.9)	(32.2)	(39.5)
Earnings before income taxes	$501.6	$379.7	$783.5	$580.5

GEOGRAPHIC DATA
Net Sales:
The Americas	$988.0	$916.9	$1,985.2	$1,809.2
Europe, the Middle East & Africa	993.3	895.5	1,674.2	1,497.4
Asia/Pacific	512.2	442.5	925.8	800.2
	2,493.5	2,254.9	4,585.2	4,106.8
Returns associated with restructuring activities	(1.5)	7.4	(1.5)	(11.1)
	$2,492.0	$2,262.3	$4,583.7	$4,095.7
Operating Income (Loss):
The Americas	$98.9	$52.9	$202.0	$166.8
Europe, the Middle East & Africa	301.7	230.4	440.3	323.7
Asia/Pacific	136.4	116.6	197.3	172.1
	537.0	399.9	839.6	662.6
Total charges associated with restructuring activities	(19.3)	(0.3)	(23.9)	(42.6)
	$517.7	$399.6	$815.7	$620.0

THE ESTÉE LAUDER COMPANIES INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories which are distributed in over 150 countries and territories. The following is a comparative summary of operating results for the three and six months ended December 31, 2010 and 2009, and reflects the basis of presentation described in “Note 1 of Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies” for all periods presented. Sales of products and services that do not meet our definition of skin care, makeup, fragrance or hair care have been included in the “other” category.

	Three Months Ended December 31		Six Months Ended December 31
	2010	2009	2010	2009
	(In millions)
NET SALES
By Region:
The Americas	$988.0	$916.9	$1,985.2	$1,809.2
Europe, the Middle East & Africa	993.3	895.5	1,674.2	1,497.4
Asia/Pacific	512.2	442.5	925.8	800.2
	2,493.5	2,254.9	4,585.2	4,106.8
Returns associated with restructuring activities	(1.5)	7.4	(1.5)	(11.1)
	$2,492.0	$2,262.3	$4,583.7	$4,095.7

By Product Category:
Skin Care	$1,029.2	$905.8	$1,886.9	$1,636.1
Makeup	882.2	815.7	1,676.4	1,533.6
Fragrance	447.6	403.5	782.1	695.0
Hair Care	111.7	110.0	206.1	207.9
Other	22.8	19.9	33.7	34.2
	2,493.5	2,254.9	4,585.2	4,106.8
Returns associated with restructuring activities	(1.5)	7.4	(1.5)	(11.1)
	$2,492.0	$2,262.3	$4,583.7	$4,095.7

OPERATING INCOME (LOSS)
By Region:
The Americas	$98.9	$52.9	$202.0	$166.8
Europe, the Middle East & Africa	301.7	230.4	440.3	323.7
Asia/Pacific	136.4	116.6	197.3	172.1
	537.0	399.9	839.6	662.6
Total charges associated with restructuring activities	(19.3)	(0.3)	(23.9)	(42.6)
	$517.7	$399.6	$815.7	$620.0

By Product Category:
Skin Care	$260.2	$199.9	$410.1	$314.2
Makeup	191.9	167.7	295.1	275.5
Fragrance	72.9	49.3	123.2	77.5
Hair Care	12.2	(20.1)	14.0	(10.5)
Other	(0.2)	3.1	(2.8)	5.9
	537.0	399.9	839.6	662.6
Total charges associated with restructuring activities	(19.3)	(0.3)	(23.9)	(42.6)
	$517.7	$399.6	$815.7	$620.0

THE ESTÉE LAUDER COMPANIES INC.

The following table presents certain consolidated earnings data as a percentage of net sales:

	Three Months Ended December 31		Six Months Ended December 31
	2010	2009	2010	2009

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	21.7	23.2	22.5	23.7
Gross profit	78.3	76.8	77.5	76.3
Operating expenses:
Selling, general and administrative	56.9	56.7	59.3	59.4
Restructuring and other special charges	0.6	0.4	0.4	0.7
Goodwill impairment	—	0.7	—	0.4
Impairment of intangible assets	—	1.3	—	0.7
Total operating expenses	57.5	59.1	59.7	61.2

Operating income	20.8	17.7	17.8	15.1
Interest expense, net	0.7	0.9	0.7	0.9

Earnings before income taxes	20.1	16.8	17.1	14.2
Provision for income taxes	6.2	5.2	5.4	4.4

Net earnings	13.9	11.6	11.7	9.8
Net earnings attributable to noncontrolling interests	(0.1)	(0.3)	—	(0.1)

Net earnings attributable to The Estée Lauder Companies Inc.	13.8%	11.3%	11.7%	9.7%

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

We operate on a global basis, with the majority of our net sales generated outside the United States.  Accordingly, fluctuations in foreign currency exchange rates can affect our results of operations.  Therefore, we present certain net sales information excluding the effect of foreign currency rate fluctuations to provide a framework for assessing the performance of our underlying business outside the United States.  Constant currency information compares results between periods as if exchange rates had remained constant period-over-period.  We calculate constant currency information by translating current-year period results using prior-year period weighted average foreign currency exchange rates.

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

THE ESTÉE LAUDER COMPANIES INC.

As part of our strategy, we are shifting our category mix towards higher margin categories with greater global growth potential.  Skin care, our most profitable product category, is a strategic priority for our innovation and investment spending, particularly in the Asia/Pacific region.  We are strengthening our geographic presence by seeking share growth in large, image-building cities within core markets such as the United States, the United Kingdom, France, Italy and Japan.  In addition, we continue to prioritize efforts to expand our presence and accelerate share growth in emerging markets such as China, Russia, the Middle East and Eastern Europe.  Currently, we believe general economic and other uncertainties still exist in select markets in which we do business such as in North America and certain countries in Europe.  In North America, we recognize the need to ensure profitable growth in our traditional department store channel and are beginning to see some benefits from the changes we implemented to reshape our organization to meet the needs of the changing retail landscape.  Internationally, we plan to continue profitable growth in European perfumeries and pharmacies and in department stores in Asia, while accentuating our skin care and makeup initiatives to boost our travel retail business and continuing efforts to grow our online, specialty retailer and prestige salon businesses.  During the current year, we continued to execute on certain initiatives designed to drive out non-value added costs, optimize productivity and increase financial discipline.  To optimize our portfolio, we are focusing on improving our margins and share in our distribution channels.  We are re-energizing certain of our brands through both the introduction of products that feature advances in research and technology and focused marketing campaigns.  At the same time, we are investing in initiatives to incubate and develop next generation products and brands, as well as driving turnaround brands toward sustainable profitability levels.  We are leveraging our regional organizations to increase effectiveness and efficiencies while utilizing strategic partnerships, alliances and licensing to build scale in research and development, distribution and third-party manufacturing.

Our results for the three and six months ended December 31, 2010, reflect an improvement as compared to the prior-year period and are due, in part, from stronger net sales, and savings achieved in connection with our multi-faceted cost savings program, including favorable product mix (which reflects our strategic emphasis on skin care products), resizing, restructuring and other cost containment initiatives.  Although our overall results exceeded our expectations, we continue to monitor global economic uncertainties and other risks that may affect our business.

Charges Associated with Restructuring Activities

In an effort to drive down costs and achieve synergies within our organization, in February 2009, we announced the implementation of a multi-faceted cost savings program (the “Program”) to position the Company to achieve long-term profitable growth.  We anticipate the Program will result in related restructuring and other special charges, inclusive of cumulative charges recorded to date and over the next few fiscal years, totaling between $350 million to $450 million, before taxes.  The total amount of charges (pre-tax) associated with the Program expected to be incurred (including those recorded plus other initiatives approved through January 24, 2011), is approximately $276 million to $281 million, of which approximately $184 million to $185 million relates to restructuring charges, approximately $42 million of other costs to implement the initiatives, approximately $35 million to $39 million in sales returns and approximately $15 million in inventory write-offs.  The restructuring charges are comprised of $138 million to $139 million of employee-related costs, approximately $27 million of other exit costs and contract terminations (substantially all of which have resulted in or will result in cash expenditures), and approximately $19 million in non-cash write-offs.

We expect that the implementation of this Program, combined with other on-going cost savings efforts, will result in savings of approximately $625 million to $675 million (program inception through the end of fiscal 2011 estimated to be approximately $560 million to $580 million) including the reduction of certain costs relative to an assumed normalized spending pattern.  Our long-range forecast for operating margin reflects these anticipated savings, net of strategic reinvestments.

The Program focuses on a redesign of our organizational structure in order to integrate the Company in a more cohesive way and operate more globally across brands and functions.  The principal aspect of the Program is the reduction of the workforce by approximately 2,000 employees.  Specific actions taken during the six months ended December 31, 2010 and 2009 included:

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

THE ESTÉE LAUDER COMPANIES INC.

•                  Turnaround or Exit Unprofitable Operations — To improve the profitability in certain of our brands and regions, we have selectively exited certain channels of distribution, categories and markets, and have made changes to turnaround others.  This included the exit from the global wholesale distribution of our Prescriptives brand and reformulation of Ojon brand products.  In connection with these activities, we incurred charges related to product returns, inventory write-offs, reduction of workforce and termination of contracts.

•                  Outsourcing — In order to balance the growing need for information technology support with our efforts to provide the most efficient and cost effective solutions, we continued the outsourcing of certain information technology processes.  We incurred costs to transition services to an outsource provider.

Restructuring Charges

The following table presents restructuring charges related to the Program as follows:

	Three Months Ended December 31		Six Months Ended December 31
	2010	2009	2010	2009
	(In millions)
Employee-related costs	$8.8	$0.6	$9.5	$14.0
Asset write-offs	0.5	0.5	0.6	0.7
Contract terminations	1.5	0.6	1.8	1.2
Other exit costs	(0.1)	4.2	0.5	4.7
Total restructuring charges	$10.7	$5.9	$12.4	$20.6

The following table presents aggregate restructuring charges related to the Program:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Fiscal 2009	$60.9	$4.2	$3.4	$1.8	$70.3
Fiscal 2010	29.3	11.0	2.3	6.2	48.8
Six months ended December 31, 2010	9.5	0.6	1.8	0.5	12.4
Charges recorded through December 31, 2010	$99.7	$15.8	$7.5	$8.5	$131.5

The following table presents accrued restructuring and the related activity as of and for the six months ended December 31, 2010 under the Program:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Balance at June 30, 2010	$30.6	$—	$0.1	$0.4	$31.1
Charges	9.5	0.6	1.8	0.5	12.4
Cash payments	(15.6)	—	(0.7)	(0.6)	(16.9)
Non-cash write-offs	—	(0.6)	—	—	(0.6)
Translation adjustments	0.6	—	—	—	0.6
Balance at December 31, 2010	$25.1	$—	$1.2	$0.3	$26.6

Accrued restructuring charges at December 31, 2010 are expected to result in cash expenditures funded from cash provided by operations of approximately $13 million, $11 million and $3 million in fiscal 2011, 2012 and 2013, respectively.

THE ESTÉE LAUDER COMPANIES INC.

Total Charges Associated with Restructuring Activities

The following table presents total charges (adjustments) associated with restructuring activities related to the Program:

	Three Months Ended December 31		Six Months Ended December 31
	2010	2009	2010	2009
	(In millions)
Sales returns (included in Net Sales)	$1.5	$(7.4)	$1.5	$11.1
Cost of sales	3.8	(1.6)	4.6	4.0
Restructuring charges	10.7	5.9	12.4	20.6
Other special charges	3.3	3.4	5.4	6.9
Total charges associated with restructuring activities	$19.3	$0.3	$23.9	$42.6

During the three months ended December 31, 2010, we recorded $1.5 million reflecting sales returns (less a related cost of sales of $0.5 million) and a write-off of inventory of $4.3 million associated with turnaround operations, primarily related to the reformulation of Ojon brand products.  During the six months ended December 31, 2010, we recorded $1.5 million reflecting sales returns (less a related cost of sales of $0.5 million) and a write-off of inventory of $5.1 million associated with turnaround operations, primarily related to the reformulation of Ojon brand products.

During the three months ended December 31, 2009, we recorded an adjustment of $7.4 million to reduce then-anticipated sales returns (less a related cost of sales of $1.6 million) and a benefit of $3.2 million to reduce the estimated write-off of inventory associated with exiting unprofitable operations, primarily related to the exit from the global wholesale distribution of the Prescriptives brand.  During the six months ended December 31, 2009, we recorded $11.1 million reflecting sales returns (less a related cost of sales of $2.3 million) and a write-off of inventory of $6.3 million associated with exiting unprofitable operations, primarily related to the exit from the global wholesale distribution of the Prescriptives brand.

Other special charges in connection with the implementation of the Program relate to consulting, other professional services, and accelerated depreciation.

Goodwill and Other Intangible Asset Impairments

As of our latest step-one goodwill impairment test on April 1, 2010, the closest margin for fair value exceeding carrying value was approximately 1% for the Ojon reporting unit.  As of December 31, 2010, the carrying value of goodwill related to the Ojon reporting unit was $28.9 million.  The fair value of the reporting unit was based upon weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit.  The key assumptions that were used to determine the estimated fair value of the reporting unit were predicated on planned new market initiatives, including the rollout of reformulated product lines and expanded international distribution.  If such plans do not materialize, if there is a delay in new market initiatives, or if there is a decline in the business environment in which this reporting unit operates, a resulting change in the key assumptions, including a decrease in the terminal value or increase in the discount rate, could have a negative impact on the estimated fair value of the reporting unit and it is possible we could recognize an impairment charge in the future.  All other reporting units’ fair values substantially exceeded their respective carrying values.

THE ESTÉE LAUDER COMPANIES INC.

As of our latest indefinite-lived asset impairment test on April 1, 2010, we determined that the fair values of two trademarks were equal to their carrying values.  As of December 31, 2010, the carrying values of these trademarks were $19.0 million and $17.0 million.  The fair values of these trademarks were based upon the application of a royalty rate to discounted projected future cash flows (“relief-from-royalty method”).  The key assumptions that were used to determine the estimated fair value of one trademark were predicated on expanded distribution in the salon channel and into other channels.  The key assumptions that were used to determine the estimated fair value of the other trademark were predicated on planned new market initiatives, including the rollout of reformulated product lines and expanded international distribution.  If such plans do not materialize, if there is a delay in new market initiatives, or if there is a decline in the business environment, a resulting change in the key assumptions could have a negative impact on the estimated fair values of these trademarks and it is possible we could recognize an impairment charge in the future.  The fair values of all other indefinite-lived intangible assets substantially exceeded their respective carrying values.

Second Quarter Fiscal 2011 as Compared with Second Quarter Fiscal 2010

NET SALES

Net sales increased 10%, or $229.7 million, to $2,492.0 million, reflecting increases in all major product categories within each region.  Excluding the impact of foreign currency translation, net sales increased 11%.  The following discussions of Net Sales by Product Categories and Geographic Regions exclude the impact of adjustments to (increase) decrease the reserve for anticipated returns associated with restructuring activities of $(1.5) million and $7.4 million for the three months ended December 31, 2010 and 2009, respectively. We believe the following analysis of net sales better reflects the manner in which we conduct and view our business.

Product Categories

Skin Care

Net sales of skin care products increased 14%, or $123.4 million, to $1,029.2 million, primarily reflecting the success of our strategic focus on growing this category.  The recent launches of Advanced Night Repair Eye Synchronized Complex and the Re-Nutriv Ultimate Lift Age-Correcting Collection from Estée Lauder contributed incremental sales of approximately $69 million, combined.   Also contributing incremental sales to the category were the recent launches of Even Better Clinical Dark Spot Corrector and Repairwear Laser Focus Wrinkle & UV Damage Corrector from Clinique of approximately $50 million, combined. The recent launches of The Regenerating Serum and The Eye Balm Intense from La Mer contributed additional sales of approximately $16 million, combined.  Higher sales from existing products in the Nutritious Vita-Mineral and Time Zone lines of products from Estée Lauder contributed approximately $9 million to the increase.  These increases were partially offset by approximately $44 million of lower sales from existing products in the Advanced Night Repair and Re-Nutriv lines from Estée Lauder and Clinique’s 3-Step Skin Care System.  The impact of foreign currency translation on skin care net sales was de minimis.

Makeup

Makeup net sales increased 8%, or $66.5 million, to $882.2 million, primarily reflecting higher net sales from our makeup artist brands of approximately $82.0 million, fueled in part by our Smashbox acquisition.  Also contributing to the increase were the recent launches of Acne Solutions Liquid Makeup from Clinique and new Pure Color eye products from Estée Lauder of approximately $10 million, combined.  These increases were partially offset by lower sales of Prescriptives products due to the exit from the global distribution of the brand in fiscal 2010, as well as lower sales of Superfit Makeup from Clinique and the Nutritious Vita-Mineral line of products from Estée Lauder of approximately $16 million, combined.  Excluding the impact of foreign currency translation, makeup net sales increased 9%.

Fragrance

Net sales of fragrance products increased 11%, or $44.1 million, to $447.6 million.  Incremental sales from the recent launches of pureDKNY, Hilfiger Loud for Her, Coach Poppy and Estée Lauder pleasures bloom contributed approximately $32 million to the category.  Higher sales of Jo Malone and Tom Ford fragrances, as well as certain other designer fragrances through self-select outlets, contributed approximately $9 million to the increase.  Partially offsetting these increases were lower sales of Clinique Aromatics Elixir and Clinique Happy of approximately $9 million.  We anticipate future net sales growth in this category to be impacted by our efforts to improve profitability through a more strategically focused approach to investment spending, as well as competitive dynamics.  Excluding the impact of foreign currency translation, fragrance net sales increased 13%.

THE ESTÉE LAUDER COMPANIES INC.

Hair Care

Hair care net sales increased 2%, or $1.7 million, to $111.7 million, primarily reflecting the recent launches of Control Force and Volumizing Tonic from Aveda, as well as net sales generated from expanded distribution outside the United States.  These increases were partially offset by lower net sales resulting from the reformulation and anticipated re-launch of Ojon brand products.  The impact of foreign currency translation on hair care net sales was de minimis.

Geographic Regions

Net sales in the Americas increased 8%, or $71.1 million, to $988.0 million.  The increase during the current-year period was primarily attributable to growth in the United States from our heritage and makeup artist brands, which benefited from an improved retail environment, new skin care and makeup product offerings, and the recent launches of certain designer fragrances.  Net sales also reflected the addition of the Smashbox brand to our portfolio.  While partially offset by the exit from the global wholesale distribution of the Prescriptives brand, all of these factors contributed to higher net sales in the United States of approximately $65 million.  Net sales in Canada and Latin America increased approximately $10 million, combined, despite the impact of unfavorable exchange rates in Venezuela as compared to the prior-year period.  During the current-year period, we saw better-than-expected consumer traffic in U.S. department stores.  We are continuing to work with retailers in the channel on strengthening the High-Touch concepts used to help market our products.  Excluding the impact of foreign currency translation, net sales in the Americas increased 9%.

In Europe, the Middle East & Africa, net sales increased 11%, or $97.8 million, to $993.3 million, reflecting strong growth in our travel retail business and from most countries in the region and in each major product category.  The results are also due in part to our strategy to strengthen our geographic presence and to continue to succeed in the travel retail channel.  Despite the increases, the region was impacted by unfavorable foreign currency translation.  Net sales increases of approximately $95 million were driven by our travel retail business, Russia, the United Kingdom, and the Middle East reflecting improved retail environments, successful launches of skin care products and higher combined sales from our makeup artist brands.  The net sales improvement in our travel retail business also reflected a favorable comparison to the prior-year period due to successful product launches, our efforts to improve the High-Touch consumer experience in that channel and an increase in global airline passenger traffic.  During the third quarter of fiscal 2010, we undertook an initiative to identify underperforming stock keeping units (“SKUs”) for the purpose of evaluating their relevance to our long-term perfumery strategy.  The impact of this initiative continued to benefit the current-year period as customers used the opportunity to purchase higher demand products.  We are not expecting the level of sales activity in this region to continue during the remainder of the current fiscal year.  These increases were partially offset by lower net sales in Spain and the Balkans of approximately $20 million, combined, primarily reflecting difficult economic environments.  Excluding the impact of foreign currency translation, net sales in Europe, the Middle East & Africa increased 15%.

Net sales in Asia/Pacific increased 16%, or $69.7 million, to $512.2 million, reflecting growth in each product category and from all countries in the region, several of which had a significant favorable impact of foreign currency translation.  This reflects our strategy to strengthen existing distribution and expand our geographic presence in Asia, particularly in China.  Net sales in China continue to grow at a rapid pace reflecting increases in share as well as the expansion of our presence in this emerging market.  Approximately $41 million of the increase in net sales was generated in China, Taiwan and Hong Kong, primarily reflecting strong net sales of skin care products.  Although, our businesses in Japan and Australia continued to be challenged due to difficult economic conditions, they reported net sales gains of approximately $10 million, which were generated from the strengthening of their respective currencies.  Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 10%.

Although our financial performance reflected improved economic conditions, there are still some global economic uncertainties that may adversely impact our business.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales decreased to 21.7% as compared with 23.2% in the prior-year period.  This improvement primarily reflected strategic changes in the mix of our business of approximately 150 basis points and favorable manufacturing variances of approximately 30 basis points.  Partially offsetting these improvements were increases in restructuring charges of 30 basis points and obsolescence charges of 10 basis points.

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

OPERATING EXPENSES

Operating expenses decreased to 57.5% of net sales as compared with 59.1% of net sales in the prior-year period.  This improvement primarily reflected lower selling, general and administrative costs of 220 basis points due to various cost containment efforts implemented as part of the Program, and lower net losses from foreign exchange transactions of 30 basis points.  Also contributing to the improvement was a favorable comparison to the prior-year period when we incurred goodwill and other intangible asset impairment charges of approximately 200 basis points.  Partially offsetting these improvements were continued spending in advertising, merchandising and sampling costs to support our ongoing initiatives of approximately 240 basis points, higher costs related to stock-based compensation of approximately 40 basis points and higher charges associated with restructuring activities of approximately 20 basis points.

Changes in advertising, merchandising and sampling spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

OPERATING RESULTS

Operating income increased 30%, or $118.1 million, to $517.7 million.  Operating margin improved to 20.8% of net sales as compared with 17.7% in the prior-year period, reflecting our higher gross margin partially offset by the increase in our operating expense margin as previously discussed.  Each product category and geographic region benefited from initiatives that we implemented as part of the Program, as well as a more strategically focused approach to spending.  The following discussions of Operating Results by Product Categories and Geographic Regions exclude the impact of total charges associated with restructuring activities of $19.3 million, or 1% of net sales, and $0.3 million, or less than one percent of net sales, for the three months ended December 31, 2010 and 2009, respectively. We believe the following analysis of operating results better reflects the manner in which we conduct and view our business.

Product Categories

Skin care operating income increased 30%, or $60.3 million, to $260.2 million, primarily reflecting improved results from certain of our heritage brands driven by increased net sales from higher-margin product launches.  Makeup operating income increased 14%, or $24.2 million, to $191.9 million, primarily reflecting improved results from certain of our heritage brands and from our makeup artist brands.  Fragrance operating results increased 48%, or $23.6 million, to $72.9 million, primarily reflecting higher net sales of designer fragrances as well as recent product launches, improved cost of goods and a more strategically focused approach to spending reflecting our strategy to improve profitability.   Hair care operating results increased over 100%, or $32.3 million, to $12.2 million, primarily reflecting a favorable comparison with the prior-year period when we incurred goodwill and other intangible asset impairments of approximately $36 million, partially offset by the current-year period impact of the reformulation and anticipated re-launch of Ojon brand products.

Geographic Regions

Operating income in the Americas increased 87%, or $46.0 million, to $98.9 million, reflecting improved results from our heritage and makeup artist brands.  In addition, there was a favorable comparison to the prior-year period when we incurred goodwill and other intangible asset impairments of approximately $40 million.  These improvements were partially offset by the timing and level of spending activities in the current-year period, which are in line with our current level of sales, and the impact of reduced profitability in Venezuela due to unfavorable exchange rates.

THE ESTÉE LAUDER COMPANIES INC.

In Europe, the Middle East & Africa, operating income increased 31%, or $71.3 million, to $301.7 million, reflecting improvements in travel retail and mostly all countries in the region, some of which benefited from the impact of customer purchases pursuant to our long-term perfumery strategy, as previously discussed.  Higher results from our travel retail business, Russia, the United Kingdom, the Middle East and South Africa totaled approximately $61 million.  The higher results also reflect the favorable comparison to the prior-year period which included an impairment charge of approximately $6 million.  Partially offsetting these improvements were lower results in the Balkans and Spain of approximately $12 million, combined.

In Asia/Pacific, operating income increased 17%, or $19.8 million, to $136.4 million.  Virtually all countries in the region reported higher operating results, led by approximately $17 million in China, Taiwan and Hong Kong, combined.

INTEREST EXPENSE, NET

Net interest expense was $16.1 million as compared with $19.9 million in the prior-year period.  Interest expense decreased primarily due to a reduction in debt balances that resulted from the $200 million debt tender offer we completed in the fourth quarter of fiscal 2010.

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

The effective income tax rate for the three months ended December 31, 2010 was 31.0% as compared with 31.1% in the prior-year period.  The decrease in the effective income tax rate was attributable to favorable income tax reserve adjustments including a tax and interest benefit of $11 million, net of tax, attributable to concluding the U.S. Internal Revenue Service (“IRS”) examination of fiscal 2006 through 2008. The three month income tax rate was also favorably impacted due to a reinstatement of the U.S. federal research and experimentation tax credit, the majority of such benefit recorded discretely in the quarter. These favorable adjustments were partially offset by a higher income tax rate on the Company’s international operations principally due to an increase in earnings from our travel retail business.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

Net earnings attributable to The Estée Lauder Companies Inc. as compared with the prior-year period increased 34%, or $87.7million, to $343.9 million and diluted net earnings per common share increased 34% from $1.28 to $1.71.

THE ESTÉE LAUDER COMPANIES INC.

Six Months Fiscal 2011 as Compared with Six Months Fiscal 2010

NET SALES

Net sales increased 12%, or $488.0 million, to $4,583.7 million, primarily reflecting strong growth in all of our geographic regions.  Net sales increases in the skin care, fragrance, and makeup product categories were partially offset by a decline in the hair care category.  Excluding the impact of foreign currency translation, net sales increased 13%.  The following discussions of Net Sales by Product Categories and Geographic Regions exclude the reserve for anticipated returns associated with restructuring activities of $1.5 million and $11.1 million for the six months ended December 31, 2010 and 2009, respectively. We believe the following analysis of net sales better reflects the manner in which we conduct and view our business.

Product Categories

Skin Care

Net sales of skin care products increased 15%, or $250.8 million, to $1,886.9 million, primarily reflecting the success of our strategic focus on growing this category.  The recent launches of Advanced Night Repair Eye Synchronized Complex and Re-Nutriv Ultimate Lift Age-Correcting Collection from Estée Lauder contributed incremental sales of approximately $114 million, combined.   Also contributing incremental sales to the category were the recent launches of Even Better Clinical Dark Spot Corrector and Repairwear Laser Focus Wrinkle & UV Damage Corrector from Clinique of approximately $101 million, combined. The recent launches of The Regenerating Serum and The Eye Balm Intense from La Mer contributed additional sales of approximately $30 million, combined.   These increases were partially offset by approximately $51 million of lower sales from existing products in the Advanced Night Repair and Re-Nutriv lines from Estée Lauder.  Excluding the impact of foreign currency translation, skin care net sales increased 16%.

Makeup

Makeup net sales increased 9%, or $142.8 million, to $1,676.4 million, primarily reflecting higher net sales from our makeup artist brands of approximately $166 million, fueled in part by our Smashbox acquisition at the start of the first quarter.  The recent launches of new Pure Color eye and lip products from Estée Lauder contributed approximately $27 million, combined to the increase.  These increases were partially offset by lower sales of Prescriptives products due to the exit from the global distribution of the brand in fiscal 2010, as well as lower sales from Superfit Makeup from Clinique and the Nutritious Vita-Mineral line of products from Estée Lauder of approximately $34 million, combined.  Excluding the impact of foreign currency translation, makeup net sales increased 10%.

Fragrance

Net sales of fragrance products increased 13%, or $87.1 million, to $782.1 million.  Incremental sales from the recent launches of pureDKNY, Estée Lauder pleasures bloom, Hilfiger Loud for Her and Coach Poppy contributed approximately $60 million to the category.  Higher sales of Jo Malone and Tom Ford fragrances, as well as certain other designer fragrances through self-select outlets, contributed approximately $23 million, combined to the increase.  Partially offsetting these increases were lower sales of Clinique Aromatics Elixir and Clinique Happy of approximately $7 million.  We anticipate future net sales growth in this category to be impacted by our efforts to improve profitability through a more strategically focused approach to investment spending, as well as competitive dynamics.  Excluding the impact of foreign currency translation, fragrance net sales increased 15%.

Hair Care

Hair care net sales decreased 1%, or $1.8 million, to $206.1 million. While the category benefited from incremental sales from expanded distribution, particularly outside the United States, as well as from the recent launch of Control Force from Aveda, these improvements only partially offset lower net sales resulting from the ongoing reformulation and anticipated re-launch of Ojon brand products.  The impact of foreign currency translation on hair care net sales was de minimis.

THE ESTÉE LAUDER COMPANIES INC.

Geographic Regions

Net sales in the Americas increased 10%, or $176.0 million, to $1,985.2 million.  The increase during the current-year period was primarily attributable to growth in the United States from our heritage and makeup artist brands, which benefited from an improved retail environment, new skin care and makeup product offerings and an increase in sales of certain designer fragrances through self-select outlets.  Net sales also reflected the addition of the Smashbox brand to our portfolio.  While partially offset by the exit from the global wholesale distribution of the Prescriptives brand, all of these factors resulted in higher net sales in the United States of approximately $163 million.  Net sales in Canada and Latin America increased approximately $17 million, combined, despite the impact of unfavorable exchange rates in Venezuela. During the current-year period, we saw better-than-expected consumer traffic in U.S. department stores.  We are continuing to work with retailers in the channel on strengthening the High-Touch concepts used to help market our products.  The impact of foreign currency translation on the Americas net sales was de minimis.

In Europe, the Middle East & Africa, net sales increased 12%, or $176.8 million, to $1,674.2 million, reflecting growth from most countries in the region.  Net sales increases of approximately $158 million were driven by our travel retail business, the United Kingdom, Russia and the Middle East reflecting an improved retail environment and higher combined sales from our makeup artist brands.  Net sales in our travel retail business also improved due to a significant improvement in an increase in global passenger traffic and new points of distribution.  During the third quarter of fiscal 2010, we undertook an initiative to identify underperforming SKUs for the purpose of evaluating their relevance to our long-term perfumery strategy.  The impact of this initiative continued to benefit the current-year period as customers used the opportunity to purchase higher demand products.  We are not expecting the level of sales activity in this region to continue during the remainder of the fiscal year.  Partially offsetting these increases were lower net sales of approximately $19 million in the Balkans, Spain and Portugal.   Excluding the impact of foreign currency translation, net sales in Europe, the Middle East & Africa increased 16%.

Net sales in Asia/Pacific increased 16%, or $125.6 million, to $925.8 million, reflecting growth from all countries in the region.  This reflects our strategy to strengthen existing distribution and expand our geographic presence in Asia, particularly China.  Net sales in China continue to grow at a rapid pace reflecting increases in share as well as expansion of our presence in this emerging market.  Approximately $88 million of the increase of net sales was generated in China, Taiwan, Hong Kong and Korea. Although our businesses in Japan and Australia continued to be challenged due to difficult economic conditions, they reported net sales gains of approximately $15 million, which were generated from the strengthening of their respective currencies.   Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 10%.

Although our financial performance reflected improved economic conditions, there are still some global economic uncertainties that may adversely impact our business.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales decreased to 22.5% as compared with 23.7% in the prior-year period.  This improvement primarily reflected changes in the mix of our business of approximately 70 basis points.  Also contributing to the improvement in cost of sales margin were favorable manufacturing variances of approximately 30 basis points, the favorable effect of exchange rates of 10 basis points and a decrease in obsolescence charges of 10 basis points.

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

THE ESTÉE LAUDER COMPANIES INC.

OPERATING EXPENSES

Operating expenses decreased to 59.7% of net sales as compared with 61.2% of net sales in the prior-year period and reflects the impact of the strong growth in net sales.  This improvement primarily reflected lower selling and shipping costs as a percentage of net sales of approximately 120 basis points due to various cost containment efforts implemented as part of the Program and a strategically focused approach to spending, lower selling, general and administrative costs of 40 basis points, lower net losses from foreign exchange transactions of 30 basis points and lower charges associated with restructuring activities of 30 basis points.  Additionally, there was a favorable comparison to the prior-year period when we incurred other intangible asset impairment charges of approximately 110 basis points.  Partially offsetting these improvements were continued spending in advertising, merchandising and sampling costs to support our ongoing innovations of 150 basis points and higher costs related to stock-based compensation of approximately 40 basis points.

Changes in advertising, merchandising and sampling spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

OPERATING RESULTS

Operating income increased 32%, or $195.7 million, to $815.7 million.  Operating margin improved to 17.8% of net sales as compared with 15.1% in the prior-year period, reflecting our higher gross margin and the decrease in our operating expense margin as previously discussed.  The following discussions of Operating Results by Product Categories and Geographic Regions exclude the impact of total charges associated with restructuring activities of $23.9 million, or less than 1% of net sales, and $42.6 million, or 1% of net sales, for the six months ended December 31, 2010 and 2009, respectively.  We believe the following analysis of operating results better reflects the manner in which we conduct and view our business.

Product Categories

All product categories benefited from initiatives we implemented as part of the Program including a more strategically focused approach to spending.  Skin care operating income increased 31%, or $95.9 million, to $410.1 million, primarily reflecting improved results from certain of our heritage brands driven by increased net sales from higher-margin product launches.  Makeup operating income increased 7%, or $19.6 million, to $295.1 million, primarily reflecting improved results from certain of our heritage brands and from our makeup artist brands.  Fragrance operating results increased 59%, or $45.7 million, to $123.2 million, primarily reflecting higher net sales of designer fragrances as well as recent product launches, improved cost of goods and a more strategically focused approach to spending reflecting our strategy to improve profitability.  Hair care operating results increased over 100%, or $24.5 million, to $14.0 million, primarily reflecting goodwill and other intangible asset impairments recognized in the prior-year period of approximately $36 million, partially offset by the impact of the reformulation and anticipated re-launch of Ojon brand products.

Geographic Regions

Operating results in each of our geographic regions benefited from Company-wide cost containment initiatives and a more measured approach to spending, as well as significant improvement in cost of sales from favorable product mix and enhanced inventory management, resulting in significant improvements in their operating income.

Operating income in the Americas increased 21%, or $35.2 million, to $202.0 million, reflecting improved results from our heritage and makeup artist brands.  In addition, there was a favorable comparison to the prior-year period when we incurred goodwill and other intangible asset impairments of approximately $40 million.  These improvements were partially offset by the timing and level of spending activities in the current-year period which are in line with our current level of sales and the impact of reduced profitability in Venezuela due to unfavorable exchange rates.

In Europe, the Middle East & Africa, operating income increased 36%, or $116.6 million, to $440.3 million, reflecting improvements in travel retail and mostly all countries in the region, some of which benefited from the impact of customer purchases pursuant to our long-term perfumery strategy, as previously discussed.  Higher results from our travel retail business, Russia, the United Kingdom, the Middle East and South Africa totaled approximately $93 million.  Partially offsetting these improvements were lower results in the Balkans and Spain of approximately $5 million, combined.

THE ESTÉE LAUDER COMPANIES INC.

In Asia/Pacific, operating income increased 15%, or $25.2 million, to $197.3 million.  Virtually all countries in the region reported higher operating results, led by approximately $32 million in China, Hong Kong, Taiwan, Japan and Malaysia, combined.  Partially offsetting these increases were lower operating results of approximately $11 million in Australia and Korea.

INTEREST EXPENSE, NET

Net interest expense was $32.2 million as compared with $39.5 million in the prior-year period.  Interest expense decreased primarily due to a reduction of debt balances that resulted from the $200 million debt tender offer we completed in the fourth quarter of fiscal 2010.

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

The effective income tax rate for the six months ended December 31, 2010 was 31.7% as compared with 31.2% in the prior-year period.  The increase in the effective income tax rate of 50 basis points was principally due to an increase in earnings from our travel retail business, partially offset by favorable income tax reserve adjustments including a tax and interest benefit of $11 million, net of tax, attributable to concluding the IRS examination of fiscal 2006 through 2008.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

Net earnings attributable to The Estée Lauder Companies Inc. as compared with the prior-year period increased 35%, or $138.1 million, to $535.0 million and diluted net earnings per common share increased 34% from $1.99 to $2.67.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad.  At December 31, 2010, we had cash and cash equivalents of $1,043.1 million compared with $1,120.7 million at June 30, 2010.  Our cash and cash equivalents are maintained at a number of financial institutions in the United States and abroad.  As of December 31, 2010, approximately 15% of the total balance is insured by governmental agencies.  To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength and perform ongoing evaluations of these institutions to limit our concentration risk exposure.

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

Credit Ratings

Changes in our credit ratings will likely result in changes in our borrowing costs.  Our credit ratings also impact the cost of our revolving credit facility as discussed below.  Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing.  A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating.  As of January 26, 2011, our commercial paper is rated A-1 by Standard & Poor’s and P-1 by Moody’s and our long-term debt is rated A with a stable outlook by Standard & Poor’s and A2 with a stable outlook by Moody’s.

Debt

At December 31, 2010, our outstanding borrowings were as follows:

	Long-term Debt	Current Debt	Total Debt
	(In millions)
6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (1) (7)	$296.3	$—	$296.3
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”) (2)	197.6	—	197.6
5.55% Senior Notes, due May 15, 2017 (“2017 Senior Notes”) (3) (7)	344.8	—	344.8
7.75% Senior Notes, due November 1, 2013 (“2013 Senior Notes”) (4) (7)	230.0	—	230.0
6.00% Senior Notes, due January 15, 2012 (“2012 Senior Notes”) (5)	118.9	—	118.9
Promissory note due August 31, 2012 (6)	3.6	—	3.6
Turkish lira overdraft facility	—	11.8	11.8
Other borrowings	13.9	14.2	28.1
	$1,205.1	$26.0	$1,231.1

(1)	Consists of $300.0 million principal and unamortized debt discount of $3.7 million.
(2)	Consists of $200.0 million principal and unamortized debt discount of $2.4 million.
(3)	Consists of $300.0 million principal, unamortized debt discount of $0.4 million and a $45.2 million adjustment to reflect the termination value of interest rate swaps.
(4)	Consists of $230.1 million principal and unamortized debt discount of $0.1 million.
(5)

Consists of $120.0 million principal, unamortized debt discount of $0.1 million and a $1.0 million adjustment to reflect the remaining termination value of an interest rate swap that is being amortized to interest expense over the life of the debt.

(6)	Consists of $3.4 million face value and unamortized premium of $0.2 million.
(7)	As of December 31, 2010, we were in compliance with all related restrictive covenants, including limitations on indebtedness and liens, and expect continued compliance.

We have a $750.0 million commercial paper program under which we may issue commercial paper in the United States.  At December 31, 2010, there was no commercial paper outstanding.  We also have $199.2 million in additional uncommitted credit facilities, of which $17.5 million was used as of December 31, 2010.  We do not anticipate difficulties in securing this form of working capital financing.

THE ESTÉE LAUDER COMPANIES INC.

We have an undrawn $750.0 million senior unsecured revolving credit facility that expires on April 26, 2012.  This facility may be used primarily to provide credit support for our commercial paper program, to repurchase shares of our common stock and for general corporate purposes.  Up to the equivalent of $250 million of the credit facility is available for multi-currency loans.  The interest rate on borrowings under the credit facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or ½% plus the Federal funds rate.  We incurred costs of approximately $0.3 million to establish the facility which is being amortized over the term of the facility.  The credit facility has an annual fee of $0.4 million, payable quarterly, based on our current credit ratings.  This facility also contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $50.0 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under this facility.  As of December 31, 2010, we were in compliance with all related financial and other restrictive covenants, including limitations on indebtedness and liens, and expect continued compliance.  The financial covenant of this facility requires an interest expense coverage ratio of greater than 3:1 as of the last day of each fiscal quarter.  The interest expense coverage ratio is defined in the credit agreement as the ratio of Consolidated EBITDA (which does not represent a measure of our operating results as defined under U.S. generally accepted accounting principles) to Consolidated Interest Expense and is calculated as stipulated in the agreement as follows:

Twelve Months Ended December 31, 2010 (1)
($ in millions)
Consolidated EBITDA:
Net earnings	$616.4
Add:
Provision for income taxes	272.9
Interest expense, net(2)	94.3
Depreciation and amortization (3)	271.3
Extraordinary non-cash charges (4) (5)	22.9
Less:
Extraordinary non-cash gains (5)	—
$1,277.8
Consolidated Interest Expense:
Interest expense, net	$94.3
Interest expense coverage ratio	14 to 1

(1) In accordance with the credit agreement, this period represents the four most recent quarters.

(2) Includes interest expense, net and interest expense on debt extinguishment.

(3) Excludes amortization of debt discount, and derivative and debt issuance costs as they are already included in Interest expense, net.

(4) Includes other intangible asset and long-lived asset impairments and non-cash charges associated with restructuring activities.

(5) As provided for in the credit agreement.

We have a fixed rate promissory note agreement with a financial institution pursuant to which we may borrow up to $150.0 million in the form of loan participation notes through one of our subsidiaries in Europe.  The interest rate on borrowings under this agreement is at an all-in fixed rate determined by the lender and agreed to by us at the date of each borrowing.  At December 31, 2010, no borrowings were outstanding under this agreement.  Debt issuance costs incurred related to this agreement were de minimis.

We have an overdraft borrowing agreement with a financial institution pursuant to which our subsidiary in Turkey may be credited to satisfy outstanding negative daily balances arising from its business operations.  The total balance outstanding at any time shall not exceed 40.0 million Turkish lira ($25.9 million at the exchange rate at December 31, 2010).  The interest rate applicable to each such credit shall be up to a maximum of 175 basis points per annum above the spot rate charged by the lender or the lender’s floating call rate agreed to by us at each borrowing.  There were no debt issuance costs incurred related to this agreement.  The outstanding balance at December 31, 2010 ($11.8 million at the exchange rate at December 31, 2010) is classified as current debt in our consolidated balance sheet.

THE ESTÉE LAUDER COMPANIES INC.

We have a 1.5 billion Japanese yen ($18.1 million at the exchange rate at December 31, 2010) revolving credit facility that expires on March 31, 2011 and a 1.5 billion Japanese yen ($18.1 million at the exchange rate at December 31, 2010) revolving credit facility that expires on March 31, 2012.  The interest rates on borrowings under these credit facilities are based on TIBOR (Tokyo Interbank Offered Rate) plus .45% and .75%, respectively and the facility fees incurred on undrawn balances are 15 basis points and 25 basis points, respectively.  At December 31, 2010, no borrowings were outstanding under these facilities.

Total debt as a percent of total capitalization (excluding noncontrolling interests) decreased to 34% at December 31, 2010 from 39% at June 30, 2010.

Cash Flows

Net cash provided by operating activities was $508.0 million during the six months ended December 31, 2010 as compared with $616.9 million in the prior-year period.  Cash flows from operating activities decreased as compared to the prior-year period, primarily reflecting increases in accounts receivable balances, due to the increase in net sales during the current-year period and a lower balance at the beginning of the period due to timing of collections, as well as lower levels of accounts payable due to the timing of payments.  The decrease in cash flows from operating activities also reflected the buildup of inventory levels in line with forecasted sales activity and to ensure acceptable levels of service.  The decrease was partially offset by higher net earnings, driven by an increase in net sales, as well as the timing and level of tax payments.

Net cash used for investing activities was $400.9 million during the six months ended December 31, 2010 as compared with $113.6 million in the prior-year period.  The increase in cash flows used for investing activities as compared with the prior-year period primarily reflected the acquisition of Smashbox that occurred in the first quarter of the current-year period, as well as higher capital expenditure activity in the current-year period.

Net cash used for financing activities was $199.4 million during the six months ended December 31, 2010 as compared with net cash used for financing activities of $150.2 million in the prior-year period.  The increase in cash used for financing activities in the current-year period primarily reflected an increase in treasury stock purchases and higher dividend payments.  Partially offsetting this use was the receipt of proceeds related to the settlement of interest rate derivatives and from employee stock transactions, as well as an increase in short term borrowings.

Pension and Post-retirement Plan Funding

There have been no significant changes to our pension and post-retirement funding as discussed in our Annual Report on Form 10-K for the year ended June 30, 2010.

Dividends

During the current-year period, we paid dividends on Class A and Class B Common Stock of $.75 per share (or an aggregate of $148.0 million) as compared with $.55 per share (or an aggregate of $109.1 million) in the prior-year period.

Commitments, Contingencies and Contractual Obligations

During the six months ended December 31, 2010, the current portion of gross unrecognized tax benefits and interest decreased from $41.3 million at June 30, 2010 to $5.8 million at December 31, 2010.  This decrease was primarily attributable to the completion of the IRS examination of fiscal 2006 through 2008.  There have been no other significant changes to our commitments, contingencies and contractual obligations as discussed in our Annual Report on Form 10-K for the year ended June 30, 2010.

Derivative Financial Instruments and Hedging Activities

Except for the termination of the interest rate swap agreements as discussed below, there have been no significant changes to our derivative financial instruments and hedging activities as discussed in our Annual Report on Form 10-K for the year ended June 30, 2010.

THE ESTÉE LAUDER COMPANIES INC.

Foreign Exchange Risk Management

We enter into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with our identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that we receive from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  We may also enter into foreign currency option contracts to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as foreign currency cash-flow hedges and have varying maturities through the end of June 2012.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology.

The ineffective portion of both foreign currency forward and option contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income (loss) are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in accumulated other comprehensive income (loss) are reclassified to current-period earnings.  As of December 31, 2010, these foreign currency cash-flow hedges were highly effective, in all material respects.

At December 31, 2010, we had foreign currency forward contracts in the amount of $1,441.6 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the British pound ($266.3 million), Swiss franc ($247.2 million), Euro ($195.7 million), Canadian dollar ($124.1 million), Hong Kong dollar ($118.4 million), Australian dollar ($91.3 million) and South Korean won ($66.0 million).

Interest Rate Risk Management

We enter into interest rate derivative contracts to manage the exposure to interest rate fluctuations on our funded indebtedness and anticipated issuance of debt for periods consistent with the identified exposures.  During the six months ended December 31, 2010, we terminated our interest rate swap agreements with a notional amount totaling $250.0 million which had effectively converted the fixed rate interest on our outstanding 2017 Senior Notes to variable interest rates.  The instrument, which was classified as an asset, had a fair value of $47.4 million at the date of cash settlement.  Hedge accounting treatment was discontinued prospectively and the fair value adjustment to the carrying amount of the related debt will be amortized against interest expense over the remaining life of the debt.

Credit Risk

As a matter of policy, we only enter into derivative contracts with counterparties that have at least an “A” (or equivalent) credit rating.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $12.4 million at December 31, 2010.  To manage this risk, we have established counterparty credit guidelines that are continually monitored and reported to management.  Accordingly, management believes risk of loss under these hedging contracts is remote.

Certain of our derivative financial instruments contain credit-risk-related contingent features.  At December 31, 2010, we were in a net liability position for certain derivative contracts that contain such features with two counterparties.  The fair value of those contracts as of December 31, 2010 was approximately $3.9 million.  As of December 31, 2010, we were in compliance with the credit-risk-related contingent features in all of our derivative financial instruments containing them.

Market Risk

Using the value-at-risk model, as discussed in our Annual Report on Form 10-K for the fiscal year, ended June 30, 2010, the high, low and average measured value-at-risk for the twelve months ended December 31, 2010 related to our foreign exchange contracts are as follows:

(In millions)	High	Low	Average
Foreign exchange contracts	$31.8	$19.8	$23.3

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

Recently Issued Accounting Standards

In December 2010, the Financial Accounting Standards Board (“FASB”) amended its authoritative guidance related to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more-likely-than-not that a goodwill impairment exists.  In determining whether it is more-likely-than-not that a goodwill impairment exists, consideration should be made as to whether there are any adverse qualitative factors indicating that an impairment may exist.  The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In December 2010, the FASB amended its authoritative guidance related to business combinations entered into by an entity that are material on an individual or aggregate basis.  These amendments clarify existing guidance that if an entity presents comparative financial statements that include a material business combination, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period.  The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  This guidance becomes effective prospectively for business combinations for which the acquisition date is on or after the first day of our fiscal 2012.  This disclosure-only guidance will not have a material impact on our results of operations, financial position or cash flows.

In January 2010, the FASB issued authoritative guidance that will require entities to make new disclosures about recurring or nonrecurring fair-value measurements of assets and liabilities.  The Company adopted the new guidance in its fiscal 2010 third quarter, except for certain detailed recurring Level 3 disclosures, which are effective for the Company’s fiscal 2012 first quarter.  We currently do not have any recurring Level 3 assets or liabilities.

In June 2009, the FASB issued authoritative guidance to eliminate the exception to consolidate a qualifying special-purpose entity, change the approach to determining the primary beneficiary of a variable interest entity and require companies to more frequently re-assess whether they must consolidate variable interest entities.  Under the new guidance, the primary beneficiary of a variable interest entity is identified qualitatively as the enterprise that has both (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  This guidance becomes effective for our fiscal 2011 year end and interim reporting periods thereafter.  We do not expect this guidance to have a material impact on its consolidated financial statements.

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

THE ESTÉE LAUDER COMPANIES INC.

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

(15) our ability to capitalize on opportunities for improved efficiency, such as publicly-announced strategies and restructuring and cost-savings initiatives, and to integrate acquired businesses and realize value there from;

(16) consequences attributable to the events that are currently taking place in the Middle East, as well as from any terrorist action, retaliation and the threat of further action or retaliation;

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

Item 4. Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure.  The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2010 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

As part of our Strategic Modernization Initiative, we anticipate the continued migration of our operations to SAP, with the majority of our locations being implemented through fiscal 2012.  Based on management’s evaluation, the necessary steps have been taken to monitor and maintain appropriate internal control over financial reporting during the quarter ended December 31, 2010.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

We are authorized by the Board of Directors to repurchase up to 88.0 million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  As of December 31, 2010, the cumulative total of acquired shares pursuant to the authorization was 72.9 million, reducing the remaining authorized share repurchase balance to 15.5 million.  During the six months ended December 31, 2010, we purchased approximately 2.5 million shares pursuant to the authorization for $153.3 million as outlined in the following table:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
July 2010	1,018,233	(2)	$60.57	1,000,000	17,040,669
August 2010	360,000		56.69	360,000	16,680,669
September 2010	1,061,537	(3)	58.12	1,040,000	15,640,669
October 2010	—		—	—	15,640,669
November 2010	413,995	(2)	70.60	165,000	15,475,669
December 2010	—		—	—	15,475,669
	2,853,765		$60.63	2,565,000	15,475,669

(1)            The initial program covering the repurchase of 8.0 million shares was announced in September 1998 and increased by 20.0 million shares each in November 2007, February 2007 and May 2005 and 10.0 million shares in both May 2004 and October 2002.

(2)            Includes shares that were repurchased by the Company in connection with shares withheld to satisfy tax obligations upon vesting of restricted stock units.

(3)            Includes shares that were repurchased by the Company in connection with shares withheld to satisfy tax obligations upon the vesting of performance share units.

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

During the three months ended December 31, 2010, the stockholders set forth in the table below converted shares of Class B Common Stock into Class A Common Stock on the date set forth below:

Stockholders That Converted Class B Common Stock to Class A Common Stock	Date of Conversion	Number of Shares Converted/ Received
Ronald S. Lauder	December 8, 2010	400,000
The 4202 Corporation	December 8, 2010	100,000

THE ESTÉE LAUDER COMPANIES INC.

Item 6. Exhibits

Exhibit Number	Description
10.1	Third Amendment to Sublease, dated November 3, 2010, between Aramis Inc., and RSL Management Corp.
31.1	Certification pursuant to Rule 13a-14(a) (CEO)
31.2	Certification pursuant to Rule 13a-14(a) (CFO)
32.1	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)
32.2	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

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

THE ESTÉE LAUDER COMPANIES INC.

Date: February 4, 2011	By:	/s/RICHARD W. KUNES
Richard W. Kunes
Executive Vice President
and Chief Financial Officer
(Principal Financial and
Accounting Officer)

THE ESTÉE LAUDER COMPANIES INC.

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Third Amendment to Sublease, dated November 3, 2010, between Aramis Inc., and RSL Management Corp.
31.1	Certification pursuant to Rule 13a-14(a) (CEO)
31.2	Certification pursuant to Rule 13a-14(a) (CFO)
32.1	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)
32.2	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

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