Form 10-Q
period 2011-03-31
ESTEE LAUDER COMPANIES INC
filed 2011-05-06
CIK 1001250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

At April 27, 2011, 120,343,190 shares of the registrant’s Class A Common Stock, $.01 par value, and 76,232,041 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
	2011	2010	2011	2010
	(In millions, except per share data)

Net Sales	$2,165.7	$1,860.0	$6,749.4	$5,955.7
Cost of Sales	482.6	444.6	1,511.8	1,415.1

Gross Profit	1,683.1	1,415.4	5,237.6	4,540.6

Operating expenses
Selling, general and administrative	1,415.9	1,276.6	4,136.9	3,708.7
Restructuring and other special charges	21.8	12.5	39.6	40.0
Goodwill impairment	29.3	—	29.3	16.6
Impairment of other intangible assets	7.0	—	7.0	29.0
Total operating expenses	1,474.0	1,289.1	4,212.8	3,794.3

Operating Income	209.1	126.3	1,024.8	746.3

Interest expense, net	15.8	18.2	48.0	57.7
Earnings before Income Taxes	193.3	108.1	976.8	688.6

Provision for income taxes	68.2	50.2	316.2	231.2
Net Earnings	125.1	57.9	660.6	457.4

Net earnings attributable to noncontrolling interests	(0.4)	(0.4)	(0.9)	(3.0)
Net Earnings Attributable to The Estée Lauder Companies Inc.	$124.7	$57.5	$659.7	$454.4

Net earnings attributable to The Estée Lauder Companies Inc. per common share
Basic	$.63	$.29	$3.35	$2.30
Diluted	.62	.28	3.28	2.27

Weighted average common shares outstanding
Basic	197.7	198.0	197.0	197.4
Diluted	202.0	201.8	201.1	200.1

Cash dividends declared per common share	$—	$—	$.75	$.55

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED BALANCE SHEETS

	March 31	June 30
	2011	2010
	(Unaudited)
	($ in millions)
ASSETS
Current Assets
Cash and cash equivalents	$1,099.0	$1,120.7
Accounts receivable, net	1,249.6	746.2
Inventory and promotional merchandise, net	889.3	826.6
Prepaid expenses and other current assets	472.6	427.5
Total current assets	3,710.5	3,121.0

Property, Plant and Equipment, net	1,087.2	1,023.6

Other Assets
Goodwill	874.4	752.5
Other intangible assets, net	232.2	109.5
Other assets	292.2	329.0
Total other assets	1,398.8	1,191.0
Total assets	$6,196.5	$5,335.6

LIABILITIES AND EQUITY
Current Liabilities
Current debt	$144.7	$23.4
Accounts payable	373.5	425.2
Accrued income taxes	116.8	5.6
Other accrued liabilities	1,339.5	1,118.0
Total current liabilities	1,974.5	1,572.2

Noncurrent Liabilities
Long-term debt	1,082.8	1,205.0
Accrued income taxes	160.6	163.3
Other noncurrent liabilities	449.8	429.7
Total noncurrent liabilities	1,693.2	1,798.0

Contingencies (Note 8)

Equity
Common stock, $.01 par value; 650,000,000 shares Class A authorized; shares issued: 195,627,645 at March 31, 2011 and 190,767,435 at June 30, 2010; 240,000,000 shares Class B authorized; shares issued and outstanding: 76,232,041 at March 31, 2011 and 77,082,041 at June 30, 2010	2.7	2.7
Paid-in capital	1,673.2	1,428.7
Retained earnings	4,075.4	3,564.0
Accumulated other comprehensive loss	(49.7)	(196.7)
	5,701.6	4,798.7
Less: Treasury stock, at cost; 74,770,419 Class A shares at March 31, 2011 and 70,125,805 Class A shares at June 30, 2010	(3,193.3)	(2,850.3)
Total stockholders’ equity — The Estée Lauder Companies Inc.	2,508.3	1,948.4
Noncontrolling interests	20.5	17.0
Total equity	2,528.8	1,965.4
Total liabilities and equity	$6,196.5	$5,335.6

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31
	2011	2010
	(In millions)

Cash Flows from Operating Activities
Net earnings	$660.6	$457.4
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	212.6	196.8
Deferred income taxes	(8.1)	(28.7)
Non-cash stock-based compensation	74.5	44.8
Excess tax benefits from stock-based compensation arrangements	(38.1)	(7.7)
Loss on disposal of property, plant and equipment	4.9	10.3
Non-cash charges associated with restructuring activities	7.8	9.7
Goodwill and other intangible asset impairments	36.3	45.6
Pension and post-retirement benefit expense	51.5	44.2
Pension and post-retirement benefit contributions	(55.0)	(56.5)
Other non-cash items	0.4	0.4
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(433.9)	(132.5)
Decrease (increase) in inventory and promotional merchandise, net	(0.4)	4.0
Increase in other assets, net	(57.7)	(18.9)
Increase (decrease) in accounts payable	(81.2)	24.8
Increase in accrued income taxes	163.9	73.5
Increase in other liabilities	189.5	131.0
Net cash flows provided by operating activities	727.6	798.2

Cash Flows from Investing Activities
Capital expenditures	(223.9)	(161.4)
Acquisition of businesses and other intangible assets, net of cash acquired	(256.1)	(9.3)
Proceeds from disposition of long-term investments	0.2	—
Purchases of long-term investments	—	(0.1)
Net cash flows used for investing activities	(479.8)	(170.8)

Cash Flows from Financing Activities
Increase (decrease) in current debt, net	6.7	(9.0)
Repayments and redemptions of long-term debt	(15.1)	(25.4)
Net settlement of interest rate derivatives	47.4	—
Net proceeds from stock-based compensation transactions	128.7	173.0
Excess tax benefits from stock-based compensation arrangements	38.1	7.7
Payments to acquire treasury stock	(346.6)	(147.7)
Dividends paid to stockholders	(148.0)	(109.1)
Payments to noncontrolling interest holders	—	(5.4)
Net cash flows used for financing activities	(288.8)	(115.9)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	19.3	5.2

Net Increase (Decrease) in Cash and Cash Equivalents	(21.7)	516.7
Cash and Cash Equivalents at Beginning of Period	1,120.7	864.5
Cash and Cash Equivalents at End of Period	$1,099.0	$1,381.2

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

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at period-end rates of exchange, while revenue and expenses are translated at weighted average rates of exchange for the period.  Unrealized translation gains or losses are reported as cumulative translation adjustments through other comprehensive income (loss) (“OCI”).  Such adjustments, attributable to The Estée Lauder Companies Inc., amounted to $69.9 million and $(45.8) million of unrealized translation gain (loss), net of tax, during the three months ended March 31, 2011 and 2010, respectively, and $161.5 million and $(12.1) million of unrealized translation gain (loss), net of tax, during the nine months ended March 31, 2011 and 2010, respectively.  For the Company’s Venezuelan subsidiary operating in a highly inflationary economy, the U.S. dollar is the functional currency.  Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings.

The accompanying consolidated statements of earnings include net exchange losses on foreign currency transactions of $5.7 million and $8.5 million during the three months ended March 31, 2011 and 2010, respectively, and $6.5 million and $22.0 million during the nine months ended March 31, 2011 and 2010, respectively.

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions totaling $36.7 million and $34.3 million as of March 31, 2011 and June 30, 2010, respectively.

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

The Company’s largest customer sells products primarily within the United States and accounted for $241.2 million, or 11%, and $215.0 million, or 12%, of the Company’s consolidated net sales for the three months ended March 31, 2011 and 2010, respectively, and $769.5 million, or 11%, and $686.5 million, or 12%, of the Company’s consolidated net sales for the nine months ended March 31, 2011 and 2010, respectively.  This customer accounted for $180.9 million, or 14%, and $84.3 million, or 11%, of the Company’s accounts receivable at March 31, 2011 and June 30, 2010, respectively.

Inventory and Promotional Merchandise

	March 31	June 30
	2011	2010
	(In millions)
Inventory and promotional merchandise, net consists of:
Raw materials	$213.9	$206.0
Work in process	66.4	78.6
Finished goods	466.9	377.8
Promotional merchandise	142.1	164.2
	$889.3	$826.6

Property, Plant and Equipment

	March 31	June 30
	2011	2010
	(In millions)
Property, plant and equipment by asset class (useful life) consists of:
Land	$14.7	$14.3
Buildings and improvements (10 to 40 years)	189.0	172.5
Machinery and equipment (3 to 10 years)	1,315.0	1,174.9
Furniture and fixtures (5 to 10 years)	91.8	82.1
Leasehold improvements	1,181.4	1,081.2
	2,791.9	2,525.0
Less accumulated depreciation and amortization	1,704.7	1,501.4
	$1,087.2	$1,023.6

The cost of assets related to projects in progress of $183.5 million and $160.4 million as of March 31, 2011 and June 30, 2010, respectively, is included in their respective asset categories in the table above.  Depreciation and amortization of property, plant and equipment was $74.8 million and $66.3 million during the three months ended March 31, 2011 and 2010, respectively, and $204.0 million and $187.5 million during the nine months ended March 31, 2011 and 2010, respectively.  Depreciation and amortization related to the Company’s manufacturing process is included in cost of sales and all other depreciation and amortization is included in selling, general and administrative expenses in the accompanying consolidated statements of earnings.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The effective income tax rate was 35.3% and 46.4% for the three months ended March 31, 2011 and 2010, respectively.  The higher rate in the fiscal 2010 third quarter was primarily attributable to additional tax expense related to foreign operations recorded discretely in that quarter.

The effective income tax rate was 32.4% and 33.6% for the nine months ended March 31, 2011 and 2010, respectively.  The decrease in the effective income tax rate was principally due to favorable income tax reserve adjustments recorded in the fiscal 2011 second quarter, including a tax and interest benefit of approximately $11 million, net of tax, attributable to concluding the U.S. Internal Revenue Service (“IRS”) examination of fiscal 2006 through 2008.

As of March 31, 2011 and June 30, 2010, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $118.1 million and $157.3 million, respectively.  The change to the balance of gross unrecognized tax benefits in this period was primarily attributable to the completion of the IRS examination of fiscal 2006 through 2008.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $65.8 million.   The total interest and penalty expense related to unrecognized tax benefits during the three and nine months ended March 31, 2011 in the accompanying consolidated statements of earnings was $1.2 million and $0.9 million, respectively.  The total gross accrued interest and penalties in the accompanying consolidated balance sheets at March 31, 2011 and June 30, 2010 was $40.3 million and $43.6 million, respectively.  On the basis of the information available as of March 31, 2011, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in a range of $20 million to $30 million within 12 months as a result of projected resolutions of global tax examinations and controversies and a potential lapse of the applicable statutes of limitations.

During the nine months ended March 31, 2011, the IRS commenced its examination of fiscal 2009 and 2010.

Recently Issued Accounting Standards

In December 2010, the Financial Accounting Standards Board (“FASB”) amended its authoritative guidance related to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more-likely-than-not that a goodwill impairment exists.  In determining whether it is more-likely-than-not that a goodwill impairment exists, consideration should be made as to whether there are any adverse qualitative factors indicating that an impairment may exist.  This guidance becomes effective for the Company’s fiscal 2012 first quarter.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

In January 2010, the FASB issued authoritative guidance that required entities to make new disclosures about recurring or nonrecurring fair-value measurements of assets and liabilities.  The Company adopted the new guidance in its fiscal 2010 third quarter, except for certain detailed recurring Level 3 disclosures, which are effective for the Company’s fiscal 2012 first quarter.  The Company currently does not have any recurring Level 3 fair value measurements.

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

The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total

Balance as of June 30, 2010
Goodwill	$67.9	$265.1	$54.8	$400.6	$788.4
Accumulated impairments	(20.9)	—	—	(15.0)	(35.9)
	47.0	265.1	54.8	385.6	752.5

Goodwill acquired during the period	—	145.2	—	—	145.2
Impairment charges	(2.6)	—	—	(26.7)	(29.3)
Translation and other adjustments	1.4	0.2	0.2	4.2	6.0
	(1.2)	145.4	0.2	(22.5)	121.9

Balance as of March 31, 2011
Goodwill	69.5	410.5	55.0	398.0	933.0
Accumulated impairments	(23.7)	—	—	(34.9)	(58.6)
	$45.8	$410.5	$55.0	$363.1	$874.4

Other intangible assets consist of the following:

	March 31, 2011			June 30, 2010
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Amortizable intangible assets:
Customer lists and other	$270.2	$164.6	$105.6	$205.0	$151.0	$54.0
License agreements	43.0	43.0	—	43.0	43.0	—
	$313.2	$207.6	105.6	$248.0	$194.0	54.0
Non-amortizable intangible assets:
Trademarks and other			126.6			55.5
Total intangible assets			$232.2			$109.5

The aggregate amortization expense related to amortizable intangible assets for the three months ended March 31, 2011 and 2010 was $3.7 million and $2.0 million, respectively, and for the nine months ended March 31, 2011 and 2010 was $11.2 million and $7.1 million, respectively.  The estimated aggregate amortization expense for the remainder of fiscal 2011 and each of the fiscal years ending June 30, 2012 to 2015 is $3.4 million, $13.7 million, $13.8 million, $13.8 million and $13.7 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment Testing During the Nine Months Ended March 31, 2011

During the third quarter of fiscal 2011, the Ojon reporting unit reassessed and subsequently altered the timing of new market initiatives, including the rollout of reformulated product lines and certain components of its future international expansion plans, resulting in revisions to its internal forecasts.  The Company concluded that these changes in circumstances in the Ojon reporting unit triggered the need for an interim impairment review of its trademark and goodwill.  Additionally, these changes in circumstances were also an indicator that the carrying amount of the customer list may not be recoverable.  The Company performed an interim impairment test for the trademark and a recoverability test for the customer list as of February 28, 2011.  For the customer list, the Company concluded that the carrying amount of this asset was recoverable.  However, for the Ojon trademark, the Company concluded that the carrying value exceeded its estimated fair value, which was based on the use of a royalty rate to determine discounted projected future cash flows (“relief-from-royalty method”).  As a result, the Company recognized an impairment charge of $7.0 million.  After adjusting the carrying value of the trademark, the Company completed an interim impairment test for goodwill and recorded an impairment charge for the remaining goodwill related to the Ojon reporting unit of $29.3 million, at the exchange rate in effect at that time.  The fair value of the reporting unit was based upon the income approach, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows.  These impairment charges were reflected in the hair care and skin care product categories and in the Americas region.

Impairment Testing During the Nine Months Ended March 31, 2010

During the second quarter of fiscal 2010, the Darphin reporting unit identified issues related to the planned streamlining of its distribution process, resulting in revisions to its internal forecasts.  The Company determined that the reporting unit’s trademark was impaired, with fair value estimated based upon the relief-from-royalty method, and therefore recorded an impairment charge of $5.8 million, at the exchange rate in effect at that time, in the skin care product category and in the Europe, the Middle East & Africa region.

During the second quarter of fiscal 2010, the Ojon reporting unit altered and delayed certain components of its future expansion plans, resulting in revisions to its internal forecasts.  The Company concluded for the Ojon trademark and customer list, that the carrying values exceeded their estimated fair values, which were determined based upon the relief-from-royalty method for the trademark and discounted projected future cash flows for the customer list.  As a result, the Company recognized asset impairment charges of $6.0 million for the trademark and $17.2 million for the customer list, at the exchange rate in effect at that time.  After adjusting the carrying value of the trademark and customer list, the Company completed an interim impairment test for goodwill and recorded a goodwill impairment charge related to the Ojon reporting unit of $16.6 million, at the exchange rate in effect at that time.  The fair value of the reporting unit was based upon weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit.  These impairment charges were reflected in the hair care and skin care product categories and in the Americas region.

NOTE 3 — ACQUISITION OF BUSINESS

On July 1, 2010, the Company acquired Smashbox.  The purchase price was funded by cash provided by operations.  The results of operations are included in the accompanying consolidated financial statements commencing with the date it was acquired.  Pro forma results of operations of the prior-year period have not been presented, as the impact on the Company’s consolidated financial results would not have been material.  The aggregate cost of this transaction, net of cash acquired, and continuing earn-out obligations during fiscal 2011 related to the acquisition of the Bobbi Brown brand was approximately $256 million.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — CHARGES ASSOCIATED WITH RESTRUCTURING ACTIVITIES

In an effort to drive down costs and achieve synergies within the organization, in February 2009 the Company announced the implementation of a multi-faceted cost savings program (the “Program”) to position itself to achieve long-term profitable growth.  The Company anticipates the Program will result in related restructuring and other special charges, inclusive of cumulative charges recorded to date and over the next few fiscal years, totaling between $350 million to $450 million, before taxes.  While the Company will continue to seek cost savings opportunities, the Company’s current plans are to identify and approve specific initiatives under the Program through fiscal 2012 and execute those initiatives through fiscal 2013.  The total amount of charges (pre-tax) associated with the Program expected to be incurred (including those recorded plus other initiatives approved through March 31, 2011) is approximately $284 million to $289 million, of which approximately $187.5 million to $189 million relates to restructuring charges, approximately $42 million of other costs to implement the initiatives, approximately $38.5 million to $42 million in sales returns and approximately $16 million in inventory write-offs.  The restructuring charges are comprised of approximately $141 million to $142.5 million of employee-related costs, approximately $27 million of other exit costs and contract terminations (substantially all of which have resulted in or will result in cash expenditures), and approximately $19.5 million in non-cash asset write-offs.  The total amount of cumulative charges (pre-tax) associated with the Program recorded from inception through March 31, 2011 was $227.4 million.

The Program focuses on a redesign of the Company’s organizational structure in order to integrate it in a more cohesive way and operate more globally across brands and functions.  The principal aspect of the Program is the reduction of the workforce by approximately 2,000 employees.  Specific actions taken during the nine months ended March 31, 2011 and 2010 included:

•                  Resize and Reorganize the Organization — The Company continued the realignment and optimization of its organization to better leverage scale, improve productivity, reduce complexity and achieve cost savings in each region and across various functions.  This included the reduction of the workforce which occurred through the consolidation of certain functions through a combination of normal attrition and job eliminations, and the closure and consolidation of certain distribution and office facilities.

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

Restructuring Charges

The following table presents restructuring charges related to the Program as follows:

	Three Months Ended March 31		Nine Months Ended March 31
	2011	2010	2011	2010
	(In millions)
Employee-related costs	$18.8	$8.6	$28.3	$22.6
Asset write-offs	0.8	1.1	1.4	1.8
Contract terminations	0.2	0.1	2.0	1.3
Other exit costs	0.5	0.6	1.0	5.3
Total restructuring charges	$20.3	$10.4	$32.7	$31.0

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents aggregate restructuring charges related to the Program:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Fiscal 2009	$60.9	$4.2	$3.4	$1.8	$70.3
Fiscal 2010	29.3	11.0	2.3	6.2	48.8
Nine months ended March 31, 2011	28.3	1.4	2.0	1.0	32.7
Charges recorded through March 31, 2011	$118.5	$16.6	$7.7	$9.0	$151.8

The following table presents accrued restructuring and the related activity as of and for the nine months ended March 31, 2011 under the Program:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Balance at June 30, 2010	$30.6	$—	$0.1	$0.4	$31.1
Charges	28.3	1.4	2.0	1.0	32.7
Cash payments	(22.0)	—	(2.0)	(0.7)	(24.7)
Non-cash write-offs	—	(1.4)	—	—	(1.4)
Translation adjustments	1.1	—	0.1	—	1.2
Balance at March 31, 2011	$38.0	$—	$0.2	$0.7	$38.9

Accrued restructuring charges at March 31, 2011 are expected to result in cash expenditures funded from cash provided by operations of approximately $13 million, $21 million, $4 million and $1 million in fiscal 2011, 2012, 2013 and 2014, respectively.

Total Charges Associated with Restructuring Activities

The following table presents total charges associated with restructuring activities related to the Program:

	Three Months Ended March 31		Nine Months Ended March 31
	2011	2010	2011	2010
	(In millions)
Sales returns (included in Net Sales)	$0.7	$2.2	$2.2	$13.3
Cost of sales	1.0	1.8	5.6	5.8
Restructuring charges	20.3	10.4	32.7	31.0
Other special charges	1.5	2.1	6.9	9.0
Total charges associated with restructuring activities	$23.5	$16.5	$47.4	$59.1

During the three months ended March 31, 2011, the Company recorded $0.7 million reflecting sales returns (less a related cost of sales of $0.3 million) and a write-off of inventory of $1.3 million associated with turnaround operations, primarily related to the reformulation of Ojon brand products.  During the nine months ended March 31, 2011, the Company recorded $2.2 million reflecting sales returns (less a related cost of sales of $0.8 million) and a write-off of inventory of $6.4 million associated with turnaround operations, primarily related to the reformulation of Ojon brand products.

During the three months ended March 31, 2010, the Company recorded $2.2 million reflecting sales returns and $1.8 million for the write-off of inventory associated with exiting unprofitable operations.  During the nine months ended March 31, 2010, the Company recorded $13.3 million reflecting sales returns (less a related cost of sales of $2.2 million) and a write-off of inventory of $8.0 million associated with exiting unprofitable operations, primarily related to the exit from the global wholesale distribution of the Prescriptives brand.

Other special charges in connection with the implementation of the Program primarily relate to consulting and other professional services and accelerated depreciation.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — DERIVATIVE FINANCIAL INSTRUMENTS

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments.  The Company enters into foreign currency forward contracts and may enter into option contracts to reduce the effects of fluctuating foreign currency exchange rates and interest rate derivatives to manage the effects of interest rate movements on the Company’s aggregate liability portfolio.  The Company also enters into foreign currency forward contracts and may use option contracts, not designated as hedging instruments, to mitigate the change in fair value of specific assets and liabilities on the balance sheet.  The Company does not utilize derivative financial instruments for trading or speculative purposes.  Costs associated with entering into these derivative financial instruments have not been material to the Company’s consolidated financial results.

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

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value (1)			Fair Value (1)
(In millions)	Balance Sheet Location	March 31 2011	June 30 2010	Balance Sheet Location	March 31 2011	June 30 2010
Derivatives Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$8.7	$17.1	Other accrued liabilities	$24.8	$10.5

Interest rate swap contracts	Other assets	—	38.7	Not applicable	—	—

Total Derivatives Designated as Hedging Instruments		8.7	55.8		24.8	10.5

Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	1.5	2.0	Other accrued liabilities	8.6	2.0

Total Derivatives		$10.2	$57.8		$33.4	$12.5

(1)    See Note 6 — Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are presented as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (1)
	Three Months Ended March 31		from Accumulated OCI into Earnings	Three Months Ended March 31
(In millions)	2011	2010	(Effective Portion)	2011	2010

Derivatives in Cash Flow Hedging Relationships:
Foreign currency forward contracts	$(14.2)	$(1.4)	Cost of sales	$(0.5)	$(2.1)
			Selling, general and administrative	(2.6)	(3.1)
Total derivatives	$(14.2)	$(1.4)		$(3.1)	$(5.2)

(1)             The amount of gain (loss) recognized in earnings related to the amount excluded from effectiveness testing was $0.8 million and $(0.7) million for the three months ended March 31, 2011 and 2010, respectively.  There was no gain (loss) recognized in earnings related to the ineffective portion of the hedging relationships for the three months ended March 31, 2011 and 2010.

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (2)
	Nine Months Ended March 31		from Accumulated OCI into Earnings	Nine Months Ended March 31
(In millions)	2011	2010	(Effective Portion)	2011	2010

Derivatives in Cash Flow Hedging Relationships:
Foreign currency forward contracts	$(29.3)	$(7.9)	Cost of sales	$(1.5)	$(5.8)
			Selling, general and administrative	(4.7)	(10.0)
Total derivatives	$(29.3)	$(7.9)		$(6.2)	$(15.8)

(2)             The amount of gain (loss) recognized in earnings related to the amount excluded from effectiveness testing was $0.9 million and $(1.1) million for the nine months ended March 31, 2011 and 2010, respectively.  There was a net $(0.5) million (loss) recognized in earnings related to the ineffective portion of the hedging relationships for the nine months ended March 31, 2011.  There was no gain (loss) recognized in earnings related to the ineffective portion of the hedging relationships for the nine months ended March 31, 2010.

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives (3)
	Location of Gain or (Loss) Recognized in Earnings on	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	Derivatives	2011	2010	2011	2010

Derivatives in Fair Value Hedging Relationships:
Interest rate swap contracts	Interest expense, net	$—	$3.2	$8.7	$2.5

(3)             Changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
	Location of Gain or (Loss) Recognized in Earnings on	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	Derivatives	2011	2010	2011	2010

Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Selling, general and administrative	$(4.1)	$(1.1)	$(7.1)	$(4.5)

Foreign Currency Cash-Flow Hedges

The Company enters into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that the Company receives from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  The Company may also enter into foreign currency option contracts to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as foreign currency cash-flow hedges and have varying maturities through the end of December 2012.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology.

The ineffective portion of both foreign currency forward and option contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income (loss) are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in accumulated other comprehensive income (loss) are reclassified to current-period earnings.  As of March 31, 2011, the Company’s foreign currency cash-flow hedges were highly effective, in all material respects.  The estimated net loss as of March 31, 2011 that is expected to be reclassified from accumulated other comprehensive income (loss) into earnings within the next twelve months is $7.0 million.  The accumulated gain (loss) on derivative instruments in accumulated other comprehensive income (loss) was $(13.4) million and $9.7 million as of March 31, 2011 and June 30, 2010, respectively.

At March 31, 2011, the Company had foreign currency forward contracts in the amount of $1,691.3 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the British pound ($297.3 million), Swiss franc ($292.1 million), Euro ($229.8 million), Canadian dollar ($206.0 million), Australian dollar ($123.5 million), South Korean won ($89.6 million) and Russian ruble ($61.9 million).

Fair Value Hedges

The Company may enter into interest rate derivative contracts to manage the exposure to interest rate fluctuations on its funded indebtedness and anticipated issuance of debt for periods consistent with the identified exposures.  During the nine months ended March 31, 2011, the Company terminated its interest rate swap agreements with a notional amount totaling $250.0 million which had effectively converted the fixed rate interest on its outstanding 2017 Senior Notes to variable interest rates.  The instrument, which was classified as an asset, had a fair value of $47.4 million at the date of cash settlement.  This net settlement is classified as a financing activity on the consolidated statements of cash flows.  Hedge accounting treatment was discontinued prospectively and the fair value adjustment to the carrying amount of the related debt will be amortized against interest expense over the remaining life of the debt.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Risk

As a matter of policy, the Company only enters into derivative contracts with counterparties that have at least an “A” (or equivalent) credit rating.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $10.2 million at March 31, 2011.  To manage this risk, the Company has established counterparty credit guidelines that are continually monitored and reported to management.  Accordingly, management believes risk of loss under these hedging contracts is remote.

Certain of the Company’s derivative financial instruments contain credit-risk-related contingent features.  At March 31, 2011, the Company was in a net liability position for certain derivative contracts that contain such features with two counterparties.  The fair value of those contracts as of March 31, 2011 was approximately $8.3 million.  Such credit-risk-related contingent features would be triggered if (a) upon a merger involving the Company, the ratings of the surviving entity were materially weaker than prior to the merger or (b) the Company’s credit ratings fall below investment grade (rated below BBB-/Baa3) and the Company fails to enter into an International Swaps & Derivatives Association Credit Support Annex within 30 days of being requested by the counterparty.  The fair value of collateral required or assets required to settle the instruments immediately if a triggering event were to occur, is estimated at approximately the fair value of the contracts.  As of March 31, 2011, the Company was in compliance with such credit-risk-related contingent features.

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

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$10.2	$—	$10.2
Available-for-sale securities	6.5	—	—	6.5
Total	$6.5	$10.2	$—	$16.7

Liabilities:
Foreign currency forward contracts	$—	$33.4	$—	$33.4

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

The following table presents the Company’s hierarchy as of March 31, 2011 and impairment charges for the three and nine months ended March 31, 2011 for certain of its nonfinancial assets measured at fair value on a nonrecurring basis, due to a change in circumstances that triggered an interim impairment review:

(In millions)	Impairment charges	Carrying Value March 31, 2011	Level 1	Level 2	Level 3 (1)

Goodwill	$29.3	$—	$—	$—	$—
Other intangible assets, net	7.0	10.0	—	—	10.0
Total	$36.3	$10.0	$—	$—	$10.0

(1)             See Note 2 for discussion of the valuation techniques used to measure fair value, the description of the inputs and information used to develop those inputs.

The following table presents the Company’s hierarchy as of December 31, 2009 and impairment charges for the nine months ended March 31, 2010 for certain of its nonfinancial assets measured at fair value on a nonrecurring basis, due to a change in circumstances that triggered an interim impairment review and a recoverability test:

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

Available-for-sale securities - Available-for-sale securities are generally comprised of mutual funds and are valued using quoted market prices on an active exchange.  Available-for-sale securities are included in Other assets in the accompanying consolidated balance sheets.

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

Interest rate swap contracts - The fair values of the Company’s interest rate swap contracts were determined using the market approach and were based on non-binding offers from the counterparties that are corroborated by observable market data using the income approach.  The non-binding offers represented the prices offered by the counterparties in the over-the-counter market to unwind and terminate these instruments (exclusive of accrued interest) and incorporated the counterparties’ respective overall credit exposure to the Company.  The Company performs a discounted cash flow analysis to corroborate the fair values of the non-binding offers using inputs such as swap yield curves and six-month LIBOR forward rates, which are obtained from an independent pricing service.  During the nine months ended March 31, 2011, the Company terminated its interest rate swap agreements.  See Note 5 — Derivative Financial Instruments.

Current and long-term debt - The fair value of the Company’s debt was estimated based on the current rates offered to the Company for debt with the same remaining maturities.  To a lesser extent, debt also includes capital lease obligations for which the carrying amount approximates the fair value.

The estimated fair values of the Company’s financial instruments are as follows:

	March 31		June 30
	2011		2010
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$1,099.0	$1,099.0	$1,120.7	$1,120.7
Available-for-sale securities	6.5	6.5	5.4	5.4
Current and long-term debt	1,227.5	1,277.9	1,228.4	1,325.3

Derivatives
Foreign currency forward contracts — asset (liability)	(23.2)	(23.2)	6.6	6.6
Interest rate swap contracts — asset	—	—	38.7	38.7

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

The components of net periodic benefit cost for the three months ended March 31, 2011 and 2010 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement
(In millions)	2011	2010	2011	2010	2011	2010

Service cost	$6.4	$5.6	$5.4	$4.5	$0.9	$0.8
Interest cost	7.0	7.3	5.0	4.8	1.9	2.0
Expected return on plan assets	(8.7)	(8.0)	(5.6)	(5.0)	(0.1)	—
Amortization of:
Prior service cost	0.2	0.2	0.5	0.6	—	—
Actuarial loss	2.4	1.0	1.5	0.5	0.5	0.2
Net periodic benefit cost	$7.3	$6.1	$6.8	$5.4	$3.2	$3.0

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic benefit cost for the nine months ended March 31, 2011 and 2010 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement
(In millions)	2011	2010	2011	2010	2011	2010

Service cost	$19.2	$16.9	$15.9	$13.5	$2.8	$2.5
Interest cost	21.0	22.0	14.7	14.7	5.8	6.0
Expected return on plan assets	(26.1)	(24.2)	(16.5)	(15.1)	(0.3)	—
Amortization of:
Prior service cost	0.6	0.5	1.5	1.8	—	—
Actuarial loss	7.2	3.1	4.4	1.4	1.3	0.4
Settlements and curtailments	—	—	—	0.7	—	—
Net periodic benefit cost	$21.9	$18.3	$20.0	$17.0	$9.6	$8.9

The Company previously disclosed in its consolidated financial statements for the fiscal year ended June 30, 2010 that it did not expect to make cash contributions to its U.S. pension plans or its post-retirement benefit plans, but it did intend to make $21.4 million of cash contributions to its international defined benefit pension plans during the fiscal year ending June 30, 2011.  During the fiscal 2011 third quarter, the Company made discretionary contributions to the trust based, noncontributory qualified defined benefit pension plan (“U.S. Qualified Plan”) and the domestic post-retirement benefit plan of $18.0 million and $6.0 million, respectively.  The Company may decide to make additional discretionary contributions to these plans during the remainder of fiscal 2011.  During the nine months ended March 31, 2011, the Company made contributions to its international pension plans totaling approximately $20 million.  As of March 31, 2011, the expected contributions to the international pension plans are currently anticipated to be approximately $24 million for the fiscal year ending June 30, 2011.

NOTE 8 — CONTINGENCIES

Legal Proceedings

The Company is involved, from time to time, in litigation and other legal proceedings incidental to its business.  Management believes that the outcome of current litigation and legal proceedings will not have a material adverse effect upon the Company’s results of operations or financial condition.  However, management’s assessment of the Company’s current litigation and other legal proceedings could change in light of the discovery of facts with respect to legal actions or other proceedings pending against the Company, not presently known to the Company or determinations by judges, juries or other finders of fact which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or proceedings.

NOTE 9 — STOCK-BASED COMPENSATION

The Company has various stock-based compensation programs under which awards, including stock options, performance share units (“PSU”), restricted stock units (“RSU”), share units and market share units (“MSU”) may be granted.  As of March 31, 2011, approximately 14,469,100 shares of the Company’s Class A Common Stock were reserved and available to be granted pursuant to these plans.

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of stock options, PSUs, RSUs, MSUs and share units.  Compensation expense attributable to net stock-based compensation is as follows:

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2011	2010	2011	2010
Compensation expense	$20.1	$14.0	$74.5	$44.8
Income tax benefit	6.7	4.7	24.8	14.9

As of March 31, 2011, the total unrecognized compensation cost related to nonvested stock-based awards was $86.6 million and the related weighted average period over which it is expected to be recognized is approximately 2.0 years.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

The following is a summary of the Company’s stock option programs as of March 31, 2011 and activity during the nine months then ended:

(Shares in thousands)	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value(1) (in millions)	Weighted Average Contractual Life Remaining in Years

Outstanding at June 30, 2010	10,083.6	$39.84
Granted at fair value	2,515.7	58.37
Exercised	(3,300.8)	38.97
Expired	(20.3)	41.47
Forfeited	(42.0)	47.07
Outstanding at March 31, 2011	9,236.2	45.16	$472.9	6.9

Vested and expected to vest at March 31, 2011	9,120.1	45.04	$468.0	6.8

Exercisable at March 31, 2011	4,826.9	40.59	$269.2	5.1

(1)             The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The following is a summary of the per-share weighted average grant date fair value of stock options granted and total intrinsic value of stock options exercised:

	Three Months Ended March 31		Nine Months Ended March 31
	2011	2010	2011	2010
	(In millions, except per share data)
Per-share weighted average grant date fair value of stock options granted	$29.24	$19.95	$18.93	$10.64

Intrinsic value of stock options exercised	$82.6	$55.6	$133.8	$72.1

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31		Nine Months Ended March 31
	2011	2010	2011	2010
Weighted average expected stock-price volatility	29%	30%	31%	30%
Weighted average expected option life	7 years	9 years	8 years	8 years
Average risk-free interest rate	2.9%	3.2%	2.2%	3.1%
Average dividend yield	1.0%	1.9%	1.1%	2.0%

The Company uses a weighted average expected stock-price volatility assumption that is a combination of both current and historical implied volatilities from options on the underlying stock.  The implied volatilities were obtained from publicly available data sources.  For the weighted average expected option life assumption, the Company considers the exercise behavior of past grants and models the pattern of aggregate exercises.  The average risk-free interest rate is based on the U.S. Treasury strip rates over the expected term of the options and the average dividend yield is based on historical experience.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Share Units

During the nine months ended March 31, 2011, the Company granted 184,600 PSUs, which will be settled in stock subject to the achievement of the Company’s net sales, diluted net earnings per common share and return on invested capital goals for the three fiscal years ending June 30, 2013.  In September 2010, 47,500 shares of the Company’s Class A Common Stock were issued and related accrued dividends were paid, relative to the target goals set at the time of issuance, in settlement of 93,200 PSUs which vested as of June 30, 2010.

The following is a summary of the status of the Company’s PSUs as of March 31, 2011 and activity during the nine months then ended:

		Weighted Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share
Nonvested at June 30, 2010	296.3	$42.00
Granted	184.6	58.61
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2011	480.9	48.38

Restricted Stock Units

The following is a summary of the status of the Company’s RSUs as of March 31, 2011 and activity during the nine months then ended:

		Weighted Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share
Nonvested at June 30, 2010	1,300.9	$37.79
Granted	929.2	57.47
Vested	(747.0)	38.68
Forfeited	(35.7)	45.74
Nonvested at March 31, 2011	1,447.4	49.77

Share Units

The Company grants share units to certain non-employee directors under the Non-Employee Director Share Incentive Plan.  The following is a summary of the status of the Company’s share units as of March 31, 2011 and activity during the nine months then ended:

		Weighted Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share
Outstanding at June 30, 2010	26.4	$39.27
Granted	2.5	71.02
Dividend equivalents	0.3	78.42
Converted	—	—
Outstanding at March 31, 2011	29.2	42.45

Cash Units

Certain non-employee directors defer cash compensation in the form of cash payout share units, which are not subject to the Plans.  These share units are classified as liabilities and, as such, their fair value is adjusted to reflect the current market value of the Company’s Class A Common Stock.  The Company recorded $2.3 million and $0.3 million as compensation expense to reflect additional deferrals and the change in the market value for the three months ended March 31, 2011 and 2010, respectively.  The Company recorded $4.0 million and $3.0 million as compensation expense to reflect additional deferrals and the change in the market value for the nine months ended March 31, 2011 and 2010, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Market Share Unit

During the nine months ended March 31, 2011, the Company granted a market share unit (“MSU”) to an executive of the Company which is payable in shares of the Company’s Class A Common Stock, subject to continued employment through June 30, 2014.  Such MSU will be settled based upon the average closing stock price per share of the Company’s Class A Common Stock on the New York Stock Exchange during the 20 trading days ending June 30, 2014 (“Average Price”).  No settlement will occur if the Average Price is below a minimum threshold, and up to 160,000 shares will be issued depending on the extent to which the Average Price equals or exceeds that minimum threshold.  The MSU is accompanied by dividend equivalent rights that will be payable in cash upon settlement of the MSU.

The grant date fair value of the MSU of $10.6 million was estimated using a lattice model with a Monte Carlo simulation and the following assumptions: contractual life of 41 months, a weighted average expected volatility of 29%, a weighted average risk-free interest rate of 1.6% and a weighted average dividend yield of 1.0%.  The Company used an expected stock-price volatility assumption that is a combination of both current and historical implied volatilities from options on the underlying stock.  The implied volatilities were obtained from publicly available data sources.  The expected life is equal to the contractual term of the grant.  The average risk-free interest rate is based on the U.S. Treasury strip rates over the contractual term of the grant and the average dividend yield is based on historical experience.

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

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three Months Ended March 31		Nine Months Ended March 31
	2011	2010	2011	2010
	(In millions, except per share data)

Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$124.7	$57.5	$659.7	$454.4

Denominator:
Weighted average common shares outstanding — Basic	197.7	198.0	197.0	197.4
Effect of dilutive stock options	3.5	3.1	3.2	2.0
Effect of restricted stock units	0.8	0.7	0.9	0.7
Weighted average common shares outstanding — Diluted	202.0	201.8	201.1	200.1

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$.63	$.29	$3.35	$2.30
Diluted	.62	.28	3.28	2.27

As of March 31, 2011 and 2010, outstanding stock options that were not included in the computation of diluted EPS because their inclusion would be anti-dilutive were de minimis.  As of March 31, 2011 and 2010, 0.5 million and 0.4 million shares underlying PSUs, respectively, have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) and its components, net of tax, are as follows:

	Three Months Ended March 31		Nine Months Ended March 31
	2011	2010	2011	2010
	(In millions)
Net earnings	$125.1	$57.9	$660.6	$457.4
Other comprehensive income (loss):
Net unrealized investment gain (loss)	0.2	0.1	0.3	0.3
Net derivative instruments gain (loss)	(7.2)	2.4	(15.1)	4.9
Amounts included in net periodic benefit cost, net	(0.7)	6.2	0.3	9.9
Translation adjustments	71.3	(47.5)	164.1	(13.4)

	63.6	(38.8)	149.6	1.7
Comprehensive income (loss)	188.7	19.1	810.2	459.1
Comprehensive (income) loss attributable to noncontrolling interests:
Net (earnings) loss	(0.4)	(0.4)	(0.9)	(3.0)
Translation adjustments	(1.4)	1.7	(2.6)	1.3
	(1.8)	1.3	(3.5)	(1.7)
Comprehensive income (loss) attributable to The Estée Lauder Companies Inc.	$186.9	$20.4	$806.7	$457.4

NOTE 12 — EQUITY

Changes in equity are as follows:

	Total Stockholders’ Equity — The Estée Lauder Companies Inc.						Non-
(In millions)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated OCI	Treasury Stock	Total	controlling Interests	Total Equity

Balance — June 30, 2010	$2.7	$1,428.7	$3,564.0	$(196.7)	$(2,850.3)	$1,948.4	$17.0	$1,965.4
Net earnings	—	—	659.7	—	—	659.7	0.9	660.6
Common stock dividends	—	—	(148.3)	—	—	(148.3)	—	(148.3)
Other comprehensive income	—	—	—	147.0	—	147.0	2.6	149.6
Acquisition of treasury stock	—	—	—	—	(326.9)	(326.9)	—	(326.9)
Stock-based compensation	—	244.5	—	—	(16.1)	228.4	—	228.4
Balance — March 31, 2011	$2.7	$1,673.2	$4,075.4	$(49.7)	$(3,193.3)	$2,508.3	$20.5	$2,528.8

Common Stock

During the nine months ended March 31, 2011, 850,000 shares of the Company’s Class B Common Stock were converted into the Company’s Class A Common Stock.

During the nine months ended March 31, 2011, the Company purchased approximately 4,732,900 shares of its Class A Common Stock for $346.6 million.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — STATEMENT OF CASH FLOWS

Supplemental cash flow information for the nine months ended March 31, 2011 and 2010 is as follows:

	2011	2010
	(In millions)
Cash:
Cash paid during the period for interest	$40.0	$50.2
Cash paid during the period for income taxes	$161.4	$173.2

Non-cash investing and financing activities:
Long-term debt issued upon acquisition of business	$—	$0.3
Liabilities incurred for acquisitions	$—	$7.9
Incremental tax benefit from the exercise of stock options	$(15.0)	$(17.4)
Capital lease obligations incurred	$1.2	$24.8
Interest rate swap derivative mark to market	$8.7	$2.5

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31		Nine Months Ended March 31
	2011	2010	2011	2010
	(In millions)
PRODUCT CATEGORY DATA
Net Sales:
Skin Care	$933.4	$819.8	$2,820.3	$2,455.9
Makeup	878.2	710.8	2,554.6	2,244.4
Fragrance	232.0	222.8	1,014.1	917.8
Hair Care	110.0	96.1	316.1	304.0
Other	12.8	12.7	46.5	46.9
	2,166.4	1,862.2	6,751.6	5,969.0
Returns associated with restructuring activities	(0.7)	(2.2)	(2.2)	(13.3)
	$2,165.7	$1,860.0	$6,749.4	$5,955.7
Operating Income (Loss) before total charges associated with restructuring activities:
Skin Care	$137.1	$100.0	$547.2	$414.2
Makeup	128.3	58.7	423.4	334.2
Fragrance	(7.5)	(17.5)	115.7	60.0
Hair Care	(23.8)	2.7	(9.8)	(7.8)
Other	(1.5)	(1.1)	(4.3)	4.8
	232.6	142.8	1,072.2	805.4
Reconciliation:
Total charges associated with restructuring activities	(23.5)	(16.5)	(47.4)	(59.1)
Interest expense, net	(15.8)	(18.2)	(48.0)	(57.7)
Earnings before income taxes	$193.3	$108.1	$976.8	$688.6

GEOGRAPHIC DATA
Net Sales:
The Americas	$928.9	$829.1	$2,914.1	$2,638.3
Europe, the Middle East & Africa	794.7	662.0	2,468.9	2,159.4
Asia/Pacific	442.8	371.1	1,368.6	1,171.3
	2,166.4	1,862.2	6,751.6	5,969.0
Returns associated with restructuring activities	(0.7)	(2.2)	(2.2)	(13.3)
	$2,165.7	$1,860.0	$6,749.4	$5,955.7
Operating Income (Loss):
The Americas	$54.7	$26.3	$256.7	$193.1
Europe, the Middle East & Africa	115.8	77.3	556.1	401.0
Asia/Pacific	62.1	39.2	259.4	211.3
	232.6	142.8	1,072.2	805.4
Total charges associated with restructuring activities	(23.5)	(16.5)	(47.4)	(59.1)
	$209.1	$126.3	$1,024.8	$746.3

THE ESTÉE LAUDER COMPANIES INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories which are distributed in over 150 countries and territories.  The following is a comparative summary of operating results for the three and nine months ended March 31, 2011 and 2010, and reflects the basis of presentation described in “Note 1 of Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies” for all periods presented.  Sales of products and services that do not meet our definition of skin care, makeup, fragrance or hair care have been included in the “other” category.

	Three Months Ended March 31		Nine Months Ended March 31
	2011	2010	2011	2010
	(In millions)
NET SALES
By Region:
The Americas	$928.9	$829.1	$2,914.1	$2,638.3
Europe, the Middle East & Africa	794.7	662.0	2,468.9	2,159.4
Asia/Pacific	442.8	371.1	1,368.6	1,171.3
	2,166.4	1,862.2	6,751.6	5,969.0
Returns associated with restructuring activities	(0.7)	(2.2)	(2.2)	(13.3)
	$2,165.7	$1,860.0	$6,749.4	$5,955.7

By Product Category:
Skin Care	$933.4	$819.8	$2,820.3	$2,455.9
Makeup	878.2	710.8	2,554.6	2,244.4
Fragrance	232.0	222.8	1,014.1	917.8
Hair Care	110.0	96.1	316.1	304.0
Other	12.8	12.7	46.5	46.9
	2,166.4	1,862.2	6,751.6	5,969.0
Returns associated with restructuring activities	(0.7)	(2.2)	(2.2)	(13.3)
	$2,165.7	$1,860.0	$6,749.4	$5,955.7

OPERATING INCOME (LOSS)
By Region:
The Americas	$54.7	$26.3	$256.7	$193.1
Europe, the Middle East & Africa	115.8	77.3	556.1	401.0
Asia/Pacific	62.1	39.2	259.4	211.3
	232.6	142.8	1,072.2	805.4
Total charges associated with restructuring activities	(23.5)	(16.5)	(47.4)	(59.1)
	$209.1	$126.3	$1,024.8	$746.3

By Product Category:
Skin Care	$137.1	$100.0	$547.2	$414.2
Makeup	128.3	58.7	423.4	334.2
Fragrance	(7.5)	(17.5)	115.7	60.0
Hair Care	(23.8)	2.7	(9.8)	(7.8)
Other	(1.5)	(1.1)	(4.3)	4.8
	232.6	142.8	1,072.2	805.4
Total charges associated with restructuring activities	(23.5)	(16.5)	(47.4)	(59.1)
	$209.1	$126.3	$1,024.8	$746.3

THE ESTÉE LAUDER COMPANIES INC.

The following table presents certain consolidated earnings data as a percentage of net sales:

	Three Months Ended March 31		Nine Months Ended March 31
	2011	2010	2011	2010

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	22.3	23.9	22.4	23.8
Gross profit	77.7	76.1	77.6	76.2
Operating expenses:
Selling, general and administrative	65.4	68.6	61.3	62.2
Restructuring and other special charges	1.0	0.7	0.6	0.7
Goodwill impairment	1.4	—	0.4	0.3
Impairment of intangible assets	0.3	—	0.1	0.5
Total operating expenses	68.1	69.3	62.4	63.7

Operating income	9.6	6.8	15.2	12.5
Interest expense, net	0.7	1.0	0.7	0.9

Earnings before income taxes	8.9	5.8	14.5	11.6
Provision for income taxes	3.1	2.7	4.7	3.9

Net earnings	5.8	3.1	9.8	7.7
Net earnings attributable to noncontrolling interests	—	(0.0)	—	(0.1)

Net earnings attributable to The Estée Lauder Companies Inc.	5.8%	3.1%	9.8%	7.6%

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

We believe we have a strong, diverse brand portfolio with global reach and potential.  Our strategy continues to build on and leverage our history of outstanding creativity, innovation and entrepreneurship.  We have experienced successes in expanding our High-Touch service model.  We are expanding our efforts to evolve our e-commerce-based online strategy into a multi-pronged digital strategy encompassing e-commerce, as well as digital and social media.  We are leveraging our regional organization in an effort to assure that we are locally relevant in each market.

THE ESTÉE LAUDER COMPANIES INC.

As part of our strategy, we are shifting our category mix towards higher margin categories with greater global growth potential.  Skin care, our most profitable product category, is a strategic priority for our innovation and investment spending, particularly in the Asia/Pacific region.  We are strengthening our geographic presence by seeking share growth in large, image-building cities within core markets such as the United States, the United Kingdom, France, Italy and Japan.  In addition, we continue to prioritize efforts to expand our presence and accelerate share growth in emerging markets such as China, Russia, the Middle East and Eastern Europe.  Currently, we believe general economic and other uncertainties still exist in select markets in which we do business such as in Japan, North America and certain countries in Europe.  However, we have seen an improvement in the net sales of many of our higher-end prestige products, due to an improvement in the luxury retail environment.  In North America, we recognize the need to ensure profitable growth in our traditional department store channel and are beginning to see some benefits from the changes we implemented to reshape our organization to meet the needs of the changing retail landscape.  Internationally, we plan to continue profitable growth in European perfumeries and pharmacies and in department stores in Asia, while emphasizing our skin care and makeup initiatives to boost our travel retail business and continuing efforts to grow our online, specialty retailer and prestige salon businesses.  During the current year, we continued to execute on certain initiatives designed to drive out non-value added costs, optimize productivity and increase financial discipline.  To optimize our portfolio, we are focusing on improving our margins and share in our distribution channels.  We are re-energizing certain of our brands through the introduction of products that feature advances in research and technology and focused marketing campaigns.  At the same time, we are investing in initiatives to incubate and develop next generation products and brands, as well as driving turnaround brands toward sustainable profitability levels.  We are leveraging our regional organizations to increase effectiveness and efficiencies while utilizing strategic partnerships, alliances and licensing to build scale in research and development, distribution and third-party manufacturing.

Our results for the three and nine months ended March 31, 2011, reflect an improvement as compared to the prior-year period and are due, in part, from stronger net sales, and savings achieved in connection with our multi-faceted cost savings program, including favorable product mix (which reflects our strategic emphasis on skin care products), resizing, restructuring and other cost containment initiatives.  Although our overall results exceeded our expectations, we continue to monitor global economic uncertainties and other risks that may affect our business.

The recent disasters that occurred in Japan did not have a significant impact on our business or our consolidated financial results for the three and nine months ended March 31, 2011.  At this time, we believe the ongoing consequences will continue for the medium term, however, we cannot predict with certainty the magnitude or duration of the impact and we will continue to monitor the situation.

Charges Associated with Restructuring Activities

In an effort to drive down costs and achieve synergies within our organization, in February 2009 we announced the implementation of a multi-faceted cost savings program (the “Program”) to position the Company to achieve long-term profitable growth.  We anticipate the Program will result in related restructuring and other special charges, inclusive of cumulative charges recorded to date and over the next few fiscal years, totaling between $350 million to $450 million, before taxes.  While we will continue to seek cost savings opportunities, our current plans are to identify and approve specific initiatives under the Program through fiscal 2012 and execute those initiatives through fiscal 2013.  The total amount of charges (pre-tax) associated with the Program expected to be incurred (including those recorded plus other initiatives approved through March 31, 2011) is approximately $284 million to $289 million, of which approximately $187.5 million to $189 million relates to restructuring charges, approximately $42 million of other costs to implement the initiatives, approximately $38.5 million to $42 million in sales returns and approximately $16 million in inventory write-offs.  The restructuring charges are comprised of approximately$141 million to $142.5 million of employee-related costs, approximately $27 million of other exit costs and contract terminations (substantially all of which have resulted in or will result in cash expenditures), and approximately $19.5 million in non-cash asset write-offs. The total amount of cumulative charges (pre-tax) associated with the Program recorded from inception through March 31, 2011 was $227.4 million.

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

THE ESTÉE LAUDER COMPANIES INC.

The Program focuses on a redesign of our organizational structure in order to integrate the Company in a more cohesive way and operate more globally across brands and functions.  The principal aspect of the Program is the reduction of the workforce by approximately 2,000 employees.  Specific actions taken during the nine months ended March 31, 2011 and 2010 included:

•                  Resize and Reorganize the Organization — We continued the realignment and optimization of our organization to better leverage scale, improve productivity, reduce complexity and achieve cost savings in each region and across various functions.  This included the reduction of the workforce which occurred through the consolidation of certain functions through a combination of normal attrition and job eliminations, and the closure and consolidation of certain distribution and office facilities.

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

Restructuring Charges

The following table presents restructuring charges related to the Program as follows:

	Three Months Ended March 31		Nine Months Ended March 31
	2011	2010	2011	2010
	(In millions)
Employee-related costs	$18.8	$8.6	$28.3	$22.6
Asset write-offs	0.8	1.1	1.4	1.8
Contract terminations	0.2	0.1	2.0	1.3
Other exit costs	0.5	0.6	1.0	5.3
Total restructuring charges	$20.3	$10.4	$32.7	$31.0

The following table presents aggregate restructuring charges related to the Program:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Fiscal 2009	$60.9	$4.2	$3.4	$1.8	$70.3
Fiscal 2010	29.3	11.0	2.3	6.2	48.8
Nine months ended March 31, 2011	28.3	1.4	2.0	1.0	32.7
Charges recorded through March 31, 2011	$118.5	$16.6	$7.7	$9.0	$151.8

The following table presents accrued restructuring and the related activity as of and for the nine months ended March 31, 2011 under the Program:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Balance at June 30, 2010	$30.6	$—	$0.1	$0.4	$31.1
Charges	28.3	1.4	2.0	1.0	32.7
Cash payments	(22.0)	—	(2.0)	(0.7)	(24.7)
Non-cash write-offs	—	(1.4)	—	—	(1.4)
Translation adjustments	1.1	—	0.1	—	1.2
Balance at March 31, 2011	$38.0	$—	$0.2	$0.7	$38.9

THE ESTÉE LAUDER COMPANIES INC.

Accrued restructuring charges at March 31, 2011 are expected to result in cash expenditures funded from cash provided by operations of approximately $13 million, $21 million, $4 million and $1 million in fiscal 2011, 2012, 2013 and 2014, respectively.

Total Charges Associated with Restructuring Activities

The following table presents total charges associated with restructuring activities related to the Program:

	Three Months Ended March 31		Nine Months Ended March 31
	2011	2010	2011	2010
	(In millions)
Sales returns (included in Net Sales)	$0.7	$2.2	$2.2	$13.3
Cost of sales	1.0	1.8	5.6	5.8
Restructuring charges	20.3	10.4	32.7	31.0
Other special charges	1.5	2.1	6.9	9.0
Total charges associated with restructuring activities	$23.5	$16.5	$47.4	$59.1

During the three months ended March 31, 2011, we recorded $0.7 million reflecting sales returns (less a related cost of sales of $0.3 million) and a write-off of inventory of $1.3 million associated with turnaround operations, primarily related to the reformulation of Ojon brand products.  During the nine months ended March 31, 2011, we recorded $2.2 million reflecting sales returns (less a related cost of sales of $0.8 million) and a write-off of inventory of $6.4 million associated with turnaround operations, primarily related to the reformulation of Ojon brand products.

During the three months ended March 31, 2010, we recorded $2.2 million reflecting sales returns and $1.8 million for the write-off of inventory associated with exiting unprofitable operations.  During the nine months ended March 31, 2010, we recorded $13.3 million reflecting sales returns (less a related cost of sales of $2.2 million) and a write-off of inventory of $8.0 million associated with exiting unprofitable operations, primarily related to the exit from the global wholesale distribution of the Prescriptives brand.

Other special charges in connection with the implementation of the Program primarily relate to consulting and other professional services and accelerated depreciation.

Goodwill and Other Intangible Asset Impairments

During the third quarter of fiscal 2011, the Ojon reporting unit reassessed and subsequently altered the timing of new market initiatives, including the rollout of reformulated product lines and certain components of its future international expansion plans, resulting in revisions to its internal forecasts.  We concluded that these changes in circumstances in the Ojon reporting unit triggered the need for an interim impairment review of its trademark and goodwill.  Additionally, these changes in circumstances were also an indicator that the carrying amount of the customer list may not be recoverable.   We performed an interim impairment test for the trademark and a recoverability test for the customer list as of February 28, 2011.  For the customer list, we concluded that the carrying amount of this asset was recoverable.  However, for the Ojon trademark, we concluded that the carrying value exceeded its estimated fair value, which was based on the use of a royalty rate to determine discounted projected future cash flows (“relief-from-royalty method”).  As a result, we recognized an impairment charge of $7.0 million.  After adjusting the carrying value of the trademark, we completed an interim impairment test for goodwill and recorded an impairment charge for the remaining goodwill related to the Ojon reporting unit of $29.3 million, at the exchange rate in effect at that time.  The fair value of the reporting unit was based upon the income approach, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows.  In fiscal 2010, the income approach was used in conjunction with the market approach but due to the reporting unit’s existing negative margins, the market approach was deemed not applicable.  These impairment charges were reflected in the hair care and skin care product categories and in the Americas region.

THE ESTÉE LAUDER COMPANIES INC.

During the third quarter of fiscal 2011, the Darphin reporting unit identified delays with its planned sales team reorganization at certain international affiliates and entry into additional markets, resulting in revisions to its internal forecasts.  We concluded that these changes in circumstances in the Darphin reporting unit triggered the need for an interim impairment test of its trademark and goodwill.  We determined that the trademark was not impaired, with the estimated fair value exceeding the carrying value by less than 5%.  As of March 31, 2011, the carrying value of the trademark was $8.9 million.  The estimated fair value of the trademark was based upon the relief-from-royalty method.  The key assumptions that were used to determine the estimated fair value of the trademark were predicated on new market initiatives, including expanded international distribution.  If such plans do not materialize, if there is a delay in new market initiatives, or if there is a decline in the business environment, a resulting change in the key assumptions could have a negative impact on the estimated fair value of this trademark and it is possible we could recognize an impairment charge in the future.  After completing the interim impairment test on the trademark, we completed step one of the impairment test for goodwill and concluded that the fair value of the Darphin reporting unit was substantially in excess of its carrying value including goodwill.

As of our latest annual indefinite-lived asset impairment test on April 1, 2010, we determined that the fair value of a trademark in another reporting unit was equal to its carrying value.  As of March 31, 2011, the carrying value of this trademark was $19 million.  The fair value of this trademark was based upon the application of the relief-from-royalty method.  The key assumptions that were used to determine the estimated fair value of the trademark were predicated on expanded distribution in the salon channel and into other channels.  If such plans do not materialize, or if there is a decline in the business environment, a resulting change in the key assumptions could have a negative impact on the estimated fair value of this trademark and it is possible we could recognize an impairment charge in the future.

Third Quarter Fiscal 2011 as Compared with Third Quarter Fiscal 2010

NET SALES

Net sales increased 16%, or $305.7 million, to $2,165.7 million, reflecting increases in all major product categories within each region.  In advance of our April 2011 implementation of SAP at certain of our affiliates and to provide adequate safety stock to mitigate any potential short-term business interruption associated with the rollout, certain of our retailers increased their orders during the fiscal 2011 third quarter.  Those additional orders, which totaled approximately $42 million, likely would have occurred in our fiscal 2011 fourth quarter.  Also, during the prior-year period, we undertook an initiative to identify certain underperforming stock keeping units for the purpose of evaluating their relevance to our long-term perfumery strategy in the Europe, the Middle East & Africa region.  Based on this evaluation, we decided to discontinue certain of these products in perfumeries and recorded a charge of approximately $31 million to reflect then-anticipated returns of products from participating retailers, which resulted in a favorable comparison during the current-year period.  Excluding the impact of foreign currency translation, net sales increased 15%.  The following discussions of Net Sales by Product Categories and Geographic Regions exclude the impact of adjustments to increase the reserve for anticipated returns associated with restructuring activities of $0.7 million and $2.2 million for the three months ended March 31, 2011 and 2010, respectively.  We believe the following analysis of net sales better reflects the manner in which we conduct and view our business.

Product Categories

Skin Care

Net sales of skin care products increased 14%, or $113.6 million, to $933.4 million, primarily reflecting the success of our strategic focus on growing this category.  The recent launches of Advanced Night Repair Eye Synchronized Complex and the Re-Nutriv Ultimate Lift Age-Correcting Collection from Estée Lauder contributed incremental sales of approximately $57 million, combined.  Also contributing incremental sales to the category were the recent launches of Repairwear Laser Focus Wrinkle & UV Damage Corrector and Even Better Clinical Dark Spot Corrector from Clinique of approximately $32 million, combined.  Higher sales from existing products in the Time Zone and Nutritious Vita-Mineral lines from Estée Lauder contributed approximately $8 million to the increase.  An additional $26 million reflected higher sales from various La Mer and Origins products due to higher international net sales and recent product launches.  The higher sales of La Mer products also reflected an improvement in the luxury retail environment.  These increases were partially offset by approximately $37 million of lower sales from existing products in the Advanced Night Repair and Re-Nutriv lines and Cyber White EX from Estée Lauder and Clinique’s 3-Step Skin Care System.  Included in the overall net sales growth in this category was approximately $16 million related to the increased orders from certain of our retailers, as previously discussed.   Excluding the impact of foreign currency translation, skin care net sales increased 12%.

THE ESTÉE LAUDER COMPANIES INC.

Makeup

Makeup net sales increased 24%, or $167.4 million, to $878.2 million.  The increase in makeup net sales primarily reflected higher net sales from our makeup artist brands and the inclusion of Smashbox of approximately $89 million, combined.  Also contributing to the increase were the recent launches of new Pure Color eye and lip products from Estée Lauder and Chubby Stick Lip Colour Balms from Clinique of approximately $36 million, combined.  The higher results also reflect the favorable comparison to the prior-year period which included a charge related to our long-term perfumery strategy of approximately $27 million. These increases were partially offset by lower sales of Superfit Makeup from Clinique and the Estée Lauder Michael Kors Very Hollywood Collection of approximately $8 million, combined.  Included in the overall net sales growth in this category was approximately $17 million related to the increased orders from certain of our retailers, as previously discussed.  Excluding the impact of foreign currency translation, makeup net sales increased 22%.

Fragrance

Net sales of fragrance products increased 4%, or $9.2 million, to $232.0 million.  Incremental sales from the recent launches of Coach Poppy, Hilfiger Loud for Her, and Estée Lauder pleasures bloom contributed approximately $10 million to the category.  Higher sales of Jo Malone, Tom Ford and Clinique fragrances contributed approximately $9 million to the increase.  Partially offsetting these increases were lower sales of pureDKNY and DKNY Candy Apples, which anniversaried their launches, of approximately $13 million, combined.  We anticipate future net sales growth in this category to be reflective of our efforts to improve profitability through a more strategically focused approach to investment spending, as well as competitive dynamics.  Included in the overall net sales growth in this category was approximately $6 million related to the increased orders from certain of our retailers, as previously discussed.  Excluding the impact of foreign currency translation, fragrance net sales increased 2%.

Hair Care

Hair care net sales increased 14%, or $13.9 million, to $110.0 million, primarily reflecting the recent launches of Control Force and Be Curly Style Prep from Aveda, as well as net sales generated from expanded global distribution.  These increases were partially offset by lower net sales resulting from the reformulation and anticipated re-launch of Ojon brand products.  The impact of foreign currency translation on hair care net sales was de minimis.

Geographic Regions

Net sales in the Americas increased 12%, or $99.8 million, to $928.9 million.  The increase during the current-year period was primarily attributable to growth in the United States from our makeup artist and certain heritage brands and higher-end prestige skin care products, which benefited from an improved retail environment, and other new skin care and makeup product offerings.  Net sales also reflected the addition of the Smashbox brand to our portfolio.  All of these factors contributed to higher net sales in the United States of approximately $80 million.  We are continuing to work with retailers in the U.S. department store channel on strengthening the High-Touch concepts used to help market our products.  Net sales in Latin America increased approximately $10 million.  Net sales in Canada declined approximately $4 million due to the delayed Ojon product reformulation.  The impact of foreign currency translation on the Americas net sales was de minimis.

In Europe, the Middle East & Africa, net sales increased 20%, or $132.7 million, to $794.7 million, reflecting strong growth in our travel retail business and from most countries in the region and in each major product category.  Net sales increases of approximately $87 million were driven by our travel retail business, the United Kingdom, Germany and France reflecting improved retail environments, successful launches of skin care products and higher combined sales from our makeup artist brands.  The net sales improvement in our travel retail business also reflected a favorable comparison to the prior-year period due to successful product launches, our efforts to improve the High-Touch consumer experience in that channel and an increase in global airline passenger traffic.  These increases were partially offset by lower net sales in Spain and the Balkans of approximately $4 million, combined, primarily reflecting difficult economic environments.  Included in the overall net sales growth in the United Kingdom and Germany was approximately $36 million related to the increased orders from certain of our retailers, as previously discussed.  The higher results also reflect the favorable comparison to the prior-year period which included a charge related to our long-term perfumery strategy of approximately $31 million, as previously discussed.  Excluding the impact of foreign currency translation, net sales in Europe, the Middle East & Africa increased 19%.

THE ESTÉE LAUDER COMPANIES INC.

Net sales in Asia/Pacific increased 19%, or $71.7 million, to $442.8 million, reflecting growth in each product category and from virtually all countries in the region, several of which had a significant favorable impact of foreign currency translation.  This increase reflects our strategy to strengthen existing distribution and expand our geographic presence in Asia, particularly in China.  Net sales in China continue to grow at a rapid pace reflecting increases in our prestige beauty share as well as the expansion of our presence in this emerging market.  Approximately $44 million of the increase in net sales was generated in China, Hong Kong and Korea, primarily reflecting strong net sales of skin care and makeup products.  Although, our businesses in Japan and Australia continued to be challenged due to difficult economic conditions, together they generated net sales gains of approximately $10 million, which were primarily driven by the strengthening of their respective currencies.  Included in the overall net sales growth in this region was approximately $6 million related to the increased orders from certain of our retailers, as previously discussed.  At this time, we believe the ongoing consequences of the disasters in Japan will continue for the medium term, however, we cannot predict with certainty the magnitude or duration of the impact and we will continue to monitor the situation.  Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 13%.

Although our financial performance reflected improved economic conditions, there are still some global economic uncertainties that may adversely impact our business in the future.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales decreased to 22.3% as compared with 23.9% in the prior-year period.  This improvement primarily reflected lower obsolescence charges of approximately 60 basis points, which reflects in part, the write-off of inventory on hand related to certain products being discontinued pursuant to the implementation of our long-term perfurmery strategy in the prior-year period.  The improvement also reflected strategic changes in the mix of our business of approximately 50 basis points, the favorable effect of exchange rates of 30 basis points and favorable manufacturing variances of approximately 20 basis points.

During the current-year period, the higher price of oil did not have a material impact on our cost of raw materials and componentry.  However, if oil prices increase significantly from current levels, the resulting higher costs could have an adverse effect on our cost of sales margin.

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

OPERATING EXPENSES

Operating expenses decreased to 68.1% of net sales as compared with 69.3% of net sales in the prior-year period.  This improvement primarily reflected lower selling and shipping costs as a percentage of net sales of 180 basis points due to various cost containment efforts implemented as part of the Program and a strategically focused approach to spending.  Also contributing to the improvement were lower general and administrative costs of 180 basis points.  Partially offsetting these improvements were goodwill and other intangible asset impairment charges of 170 basis points, continued higher spending in advertising, merchandising and sampling costs to support our ongoing initiatives of approximately 30 basis points, higher charges associated with restructuring activities of approximately 30 basis points and higher costs related to stock-based compensation of approximately 10 basis points.

Changes in advertising, merchandising and sampling spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

THE ESTÉE LAUDER COMPANIES INC.

OPERATING RESULTS

Operating income increased 66%, or $82.8 million, to $209.1 million.  Operating margin improved to 9.6% of net sales as compared with 6.8% in the prior-year period, reflecting our higher gross margin and a decrease in our operating expense margin, as previously discussed.  The higher results also reflected approximately $31 million related to the increased orders from certain of our retailers, as well as the favorable comparison to the prior-year period which included a charge related to our long-term perfumery strategy of approximately $34 million.  Each product category and geographic region benefited from initiatives that we implemented as part of the Program, as well as a more strategically focused approach to spending.  The following discussions of Operating Results by Product Categories and Geographic Regions exclude the impact of total charges associated with restructuring activities of $23.5 million, or 1% of net sales, and $16.5 million, or 1% of net sales, for the three months ended March 31, 2011 and 2010, respectively.  We believe the following analysis of operating results better reflects the manner in which we conduct and view our business.

Product Categories

Skin care operating income increased 37%, or $37.1 million, to $137.1 million, primarily reflecting improved results from certain of our heritage brands driven by increased net sales from higher-margin product launches.  Makeup operating income increased over 100%, or $69.6 million, to $128.3 million, primarily reflecting improved results from certain of our heritage brands and from our makeup artist brands. The higher results also reflect the favorable comparison to the prior-year period which included a charge to the category related to our long-term perfumery strategy of approximately $30 million.  Fragrance operating loss improved 57%, or $10 million, primarily reflecting higher net sales of designer fragrances as well as recent product launches, improved cost of goods and a more strategically focused approach to spending reflecting our strategy to improve profitability.  The increased orders from certain of our retailers, as previously discussed, predominantly benefited the skin care, makeup and fragrance product categories by approximately $11 million, $13 million and $4 million, respectively.  Hair care operating results decreased over 100%, or $26.5 million, reflecting goodwill and other intangible asset impairment charges of $33 million, which was partially offset by increased sales from higher-margin product launches and expanded global distribution.

Geographic Regions

Operating results in each of our geographic regions benefited from Company-wide cost containment initiatives and a more measured approach to spending, as well as significant improvement in cost of sales from favorable product mix and enhanced inventory management, resulting in significant improvements in their operating income.

Operating income in the Americas increased over 100%, or $28.4 million, to $54.7 million, reflecting improved results from our heritage and makeup artist brands.  These improvements were partially offset by goodwill and other intangible asset impairment charges of approximately $36 million.

In Europe, the Middle East & Africa, operating income increased 50%, or $38.5 million, to $115.8 million. The higher results reflected the favorable comparison to the prior-year period which included a charge related to our long-term perfumery strategy of approximately $34 million.  Included in the overall improvement in this region was approximately $26 million related to the impact of increased orders from certain of our retailers, as previously discussed.  Without the impact of the increased orders, the United Kingdom and Germany had lower operating results of approximately $19 million, primarily attributable to an increase in strategic investment spending.  Also, partially offsetting the overall growth in this region were lower results in Russia, the Middle East and Spain of approximately $8 million, combined.

In Asia/Pacific, operating income increased 58%, or $22.9 million, to $62.1 million.  Virtually all countries in the region reported higher operating results, led by approximately $19 million in China, Hong Kong, Singapore and Malaysia, combined.  Included in the growth of Singapore and Malaysia was approximately $4 million related to the impact of increased orders from certain of our retailers, as previously discussed.  At this time, we believe the ongoing consequences of the disasters in Japan will continue for the medium term, however, we cannot predict with certainty the magnitude or duration of the impact and we will continue to monitor the situation.

INTEREST EXPENSE, NET

Net interest expense was $15.8 million as compared with $18.2 million in the prior-year period.  Interest expense decreased primarily due to a reduction in debt balances that resulted from the $200 million debt tender offer we completed in the fourth quarter of fiscal 2010.

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

The effective income tax rate for the three months ended March 31, 2011 was 35.3% as compared with 46.4% in the prior-year period.  The higher rate in the prior-year period was attributable to additional tax expense related to foreign operations recognized discretely during the fiscal 2010 third quarter including a non-deductible earnings charge incurred in connection with the transition of our subsidiary in Venezuela to highly inflationary accounting.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

Net earnings attributable to The Estée Lauder Companies Inc. as compared with the prior-year period increased over 100%, or $67.2 million, to $124.7 million and diluted net earnings per common share increased over 100% from $.28 to $.62.

Nine Months Fiscal 2011 as Compared with Nine Months Fiscal 2010

NET SALES

Net sales increased 13%, or $793.7 million, to $6,749.4 million, primarily reflecting strong growth in all product categories within each region.  In advance of our April 2011 implementation of SAP at certain of our affiliates and to provide adequate safety stock to mitigate any potential short-term business interruption associated with the rollout, certain of our retailers increased their orders during the fiscal 2011 third quarter.  Those additional orders, which totaled approximately $42 million, likely would have occurred in our fiscal 2011 fourth quarter.  Also, during the prior-year period, we undertook an initiative to identify certain underperforming stock keeping units for the purpose of evaluating their relevance to our long-term perfumery strategy in the Europe, the Middle East & Africa region.  Based on this evaluation, we decided to discontinue certain of these products in perfumeries and recorded a charge of approximately $31 million to reflect then-anticipated returns of products from participating retailers, which resulted in a favorable comparison during the current-year period. The impact of foreign currency translation on net sales was de minimis. The following discussions of Net Sales by Product Categories and Geographic Regions exclude the reserve for anticipated returns associated with restructuring activities of $2.2 million and $13.3 million for the nine months ended March 31, 2011 and 2010, respectively.  We believe the following analysis of net sales better reflects the manner in which we conduct and view our business.

Product Categories

Skin Care

Net sales of skin care products increased 15%, or $364.4 million, to $2,820.3 million, primarily reflecting the success of our strategic focus on growing this category.  The recent launches of Advanced Night Repair Eye Synchronized Complex, Hydrationist and the Re-Nutriv Ultimate Lift Age-Correcting Collection from Estée Lauder contributed incremental sales of approximately $194 million, combined.  Also contributing incremental sales to the category were the recent launches of Even Better Clinical Dark Spot Corrector and Repairwear Laser Focus Wrinkle & UV Damage Corrector from Clinique of approximately $133 million, combined.  The recent launches of The Regenerating Serum and The Eye Balm Intense from La Mer contributed additional sales of approximately $33 million, combined.  These increases were partially offset by approximately $81 million of lower sales from existing products in the Advanced Night Repair and Re-Nutriv lines from Estée Lauder.  Included in the overall net sales growth in this category was approximately $16 million related to the increased orders from certain of our retailers, as previously discussed. Excluding the impact of foreign currency translation, skin care net sales increased 14%.

THE ESTÉE LAUDER COMPANIES INC.

Makeup

Makeup net sales increased 14%, or $310.2 million, to $2,554.6 million. The increase in makeup net sales primarily reflected higher net sales from our makeup artist brands and the inclusion of Smashbox of approximately $255 million, combined.  The recent launches of new Pure Color eye and lip products from Estée Lauder contributed approximately $62 million, to the increase.  The higher results also reflect the favorable comparison to the prior-year period which included a charge related to our long-term perfumery strategy of approximately $27 million.  These increases were partially offset by lower sales of Prescriptives products due to the exit from the global wholesale distribution of the brand in fiscal 2010, as well as lower sales of Superfit Makeup from Clinique and Resilience Lift Extreme Makeup from Estée Lauder of approximately $38 million, combined.  Included in the overall net sales growth in this category was approximately $17 million related to the increased orders from certain of our retailers, as previously discussed. The impact of foreign currency translation on makeup net sales was de minimis.

Fragrance

Net sales of fragrance products increased 10%, or $96.3 million, to $1,014.1 million.  Incremental sales from the recent launches of Estée Lauder pleasures bloom, Coach Poppy, pureDKNY and Hilfiger Loud for Her contributed approximately $73 million to the category.  Higher sales of Jo Malone and Tom Ford fragrances contributed approximately $24 million to the increase.  Partially offsetting these increases were lower sales of Sean John I am King and Sensuous from Estée Lauder of approximately $10 million, combined.  We anticipate future net sales growth in this category to be reflective of our efforts to improve profitability through a more strategically focused approach to investment spending, as well as competitive dynamics.  Included in the overall net sales growth in this category was approximately $6 million related to the increased orders from certain of our retailers, as previously discussed. Excluding the impact of foreign currency translation, fragrance net sales increased 12%.

Hair Care

Hair care net sales increased 4%, or $12.1 million, to $316.1 million, primarily reflecting the recent launches of Control Force and Be Curly Style Prep from Aveda, as well as net sales generated from expanded global distribution.  These increases were partially offset by lower net sales resulting from the reformulation and anticipated re-launch of Ojon brand products.  The impact of foreign currency translation on hair care net sales was de minimis.

Geographic Regions

Net sales in the Americas increased 10%, or $275.8 million, to $2,914.1 million.  The increase during the current-year period was primarily attributable to growth in the United States from our heritage and makeup artist brands, which benefited from an improved retail environment, new skin care and makeup product offerings and an increase in sales of higher-end prestige skin care products.  Net sales also reflected the addition of the Smashbox brand to our portfolio.  While partially offset by the exit from the global wholesale distribution of the Prescriptives brand, all of these factors resulted in higher net sales in the United States of approximately $234 million.  We are continuing to work with retailers in the U.S. department store channel on strengthening the High-Touch concepts used to help market our products.  Net sales in Latin America and Canada increased approximately $23 million, combined, despite the impact of unfavorable exchange rates in Venezuela.  The impact of foreign currency translation on the Americas net sales was de minimis.

In Europe, the Middle East & Africa, net sales increased 14%, or $309.5 million, to $2,468.9 million, reflecting growth from most countries in the region.  Net sales increases of approximately $254 million were driven by our travel retail business, the United Kingdom, the Middle East, Russia, South Africa and Germany reflecting an improved retail environment and higher combined sales from our makeup artist brands.  Net sales in our travel retail business also improved due to an increase in global passenger traffic and new points of distribution.  Partially offsetting these increases were lower net sales of approximately $22 million in the Balkans and Spain, primarily reflecting difficult economic environments there.   Included in the overall net sales growth in the United Kingdom and Germany was approximately $36 million related to the increased orders from certain of our retailers, as previously discussed. The higher results also reflect the favorable comparison to the prior-year period which included a charge related to our long-term perfumery strategy of approximately $31 million, as previously discussed. Excluding the impact of foreign currency translation, net sales in Europe, the Middle East & Africa increased 17%.

THE ESTÉE LAUDER COMPANIES INC.

Net sales in Asia/Pacific increased 17%, or $197.3 million, to $1,368.6 million, reflecting growth from all countries in the region.  This increase reflects our strategy to strengthen existing distribution and expand our geographic presence in Asia, particularly China.  Net sales in China continue to grow at a rapid pace reflecting increases in our prestige beauty share as well as expansion of our presence in this emerging market.  Approximately $135 million of the increase of net sales was generated in China, Hong Kong, Taiwan and Korea.  Our businesses in Japan and Australia continued to be challenged due to difficult economic conditions, but they reported net sales gains of approximately $25 million, which were generated from the strengthening of their respective currencies.  Included in the overall net sales growth in this region was approximately $6 million related to the increased orders from certain of our retailers, as previously discussed.  At this time, we believe the ongoing consequences of the disasters in Japan will continue for the medium term, however, we cannot predict with certainty the magnitude or duration of the impact and we will continue to monitor the situation.  Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 11%.

Although our financial performance reflected improved economic conditions, there are still some global economic uncertainties that may adversely impact our business in the future.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales decreased to 22.4% as compared with 23.8% in the prior-year period.  This improvement primarily reflected strategic changes in the mix of our business of approximately 60 basis points.  Also contributing to the improvement in cost of sales margin were favorable manufacturing variances of approximately 30 basis points, a decrease in obsolescence charges of 30 basis points and the favorable effect of exchange rates of 20 basis points.

During the current period, the higher price of oil did not have a material impact on our cost of raw materials and componentry.  However, if oil prices increase significantly from current levels, the resulting higher costs could have an adverse effect on our cost of sales margin.

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

OPERATING EXPENSES

Operating expenses decreased to 62.4% of net sales as compared with 63.7% of net sales in the prior-year period and reflects the impact of the strong growth in net sales.  This improvement primarily reflected lower selling and shipping costs as a percentage of net sales of approximately 140 basis points due to various cost containment efforts implemented as part of the Program and a strategically focused approach to spending.  Also contributing to the improvement were lower general and administrative costs of 80 basis points, lower net losses from foreign exchange transactions of 20 basis points, lower charges associated with intangible asset impairments of 20 basis points and lower charges associated with restructuring activities of 10 basis points. Partially offsetting these improvements were increased spending in advertising, merchandising and sampling costs to support our ongoing innovations of 110 basis points and higher costs related to stock-based compensation of approximately 30 basis points.

Changes in advertising, merchandising and sampling spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

THE ESTÉE LAUDER COMPANIES INC.

OPERATING RESULTS

Operating income increased 37%, or $278.5 million, to $1,024.8 million.  Operating margin improved to 15.2% of net sales as compared with 12.5% in the prior-year period, reflecting our higher gross margin and the decrease in our operating expense margin, as previously discussed.  The higher results also reflected approximately $31 million related to the impact of increased orders from certain of our retailers, as well as the favorable comparison to the prior-year period which included a charge related to our long-term perfumery strategy of approximately $34 million. The following discussions of Operating Results by Product Categories and Geographic Regions exclude the impact of total charges associated with restructuring activities of $47.4 million, or less than 1% of net sales, and $59.1million, or 1% of net sales, for the nine months ended March 31, 2011 and 2010, respectively.  We believe the following analysis of operating results better reflects the manner in which we conduct and view our business.

Product Categories

All product categories benefited from initiatives we implemented as part of the Program including a more strategically focused approach to spending.  Skin care operating income increased 32%, or $133.0 million, to $547.2 million, primarily reflecting improved results from certain of our heritage brands driven by increased net sales from higher-margin product launches.  Makeup operating income increased 27%, or $89.2 million, to $423.4 million, primarily reflecting improved results from certain of our heritage brands and from our makeup artist brands.  The higher results also reflect the favorable comparison to the prior-year period which included a charge to the category related to our long-term perfumery strategy of approximately $30 million.  Fragrance operating income increased 93%, or $55.7 million, to $115.7 million, primarily reflecting higher net sales of designer fragrances as well as recent product launches, improved cost of goods and a more strategically focused approach to spending reflecting our strategy to improve profitability.  The increased orders from certain of our retailers, as previously discussed, predominantly benefited results in the skin care, makeup and fragrance product categories by approximately $11 million, $13 million and $4 million, respectively.  Hair care operating results decreased 26%, or $2 million, reflecting goodwill and other intangible asset impairment charges of $33 million as compared to $36 million in the prior-year period.

Geographic Regions

Operating results in each of our geographic regions benefited from Company-wide cost containment initiatives and a more measured approach to spending, as well as significant improvement in cost of sales from favorable product mix and enhanced inventory management, resulting in significant improvements in their operating income.

Operating income in the Americas increased 33%, or $63.6 million, to $256.7 million, reflecting improved results from our heritage and makeup artist brands. These improvements were partially offset by the timing and level of spending activities in the current-year period which are in line with our current level of sales.

In Europe, the Middle East & Africa, operating income increased 39%, or $155.1 million, to $556.1 million, reflecting improvements in travel retail.  Higher results from our travel retail business, the United Kingdom and Russia contributed approximately $81 million, combined, to the increase.  Partially offsetting these improvements were lower results in the Balkans and Spain of approximately $7 million, combined.  Included in the growth of this region was approximately $26 million related to the impact of increased orders from certain of our retailers, as previously discussed.  The higher results also reflected the favorable comparison to the prior-year period which included a charge related to our long-term perfumery strategy of approximately $34 million.

THE ESTÉE LAUDER COMPANIES INC.

In Asia/Pacific, operating income increased 23%, or $48.1 million, to $259.4 million.  Virtually all countries in the region reported higher operating results, led by approximately $41 million in China, Hong Kong and Taiwan, combined.  Partially offsetting these increases were lower operating results of approximately $8 million in Australia and Korea.  Included in the growth of this region was approximately $5 million related to the impact of increased sales orders from certain of our retailers, as previously discussed.  At this time, we believe the ongoing consequences of the disasters in Japan will continue for the medium term, however, we cannot predict with certainty the magnitude or duration of the impact and we will continue to monitor the situation.

INTEREST EXPENSE, NET

Net interest expense was $48.0 million as compared with $57.7 million in the prior-year period.  Interest expense decreased primarily due to a reduction of debt balances that resulted from the $200 million debt tender offer we completed in the fourth quarter of fiscal 2010.

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

The effective income tax rate for the nine months ended March 31, 2011 was 32.4% as compared with 33.6% in the prior-year period.  The decrease in the effective income tax rate of 120 basis points was principally due to favorable income tax reserve adjustments recorded in the fiscal 2011 second quarter including a tax and interest benefit of approximately $11 million, net of tax, attributable to concluding the IRS examination of fiscal 2006 through 2008.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

Net earnings attributable to The Estée Lauder Companies Inc. as compared with the prior-year period increased 45%, or $205.3 million, to $659.7 million and diluted net earnings per common share increased 44% from $2.27 to $3.28.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad.  At March 31, 2011, we had cash and cash equivalents of $1,099.0 million compared with $1,120.7 million at June 30, 2010.  Our cash and cash equivalents are maintained at a number of financial institutions in the United States and abroad.  As of March 31, 2011, approximately 14% of the total balance is insured by governmental agencies.  To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength and perform ongoing evaluations of these institutions to limit our concentration risk exposure.

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

Credit Ratings

Changes in our credit ratings will likely result in changes in our borrowing costs.  Our credit ratings also impact the cost of our revolving credit facility as discussed below.  Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing.  A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating.  As of April 27, 2011, our commercial paper is rated A-1 by Standard & Poor’s and P-1 by Moody’s and our long-term debt is rated A with a stable outlook by Standard & Poor’s and A2 with a stable outlook by Moody’s.

Debt

At March 31, 2011, our outstanding borrowings were as follows:

	Long-term Debt	Current Debt	Total Debt
	(In millions)

6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (1) (6)	$296.4	$—	$296.4
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”) (2)	197.6	—	197.6
5.55% Senior Notes, due May 15, 2017 (“2017 Senior Notes”) (3) (6)	343.1	—	343.1
7.75% Senior Notes, due November 1, 2013 (“2013 Senior Notes”) (4) (6)	230.0	—	230.0
6.00% Senior Notes, due January 15, 2012 (“2012 Senior Notes”) (5)	—	119.2	119.2
Other borrowings	15.7	25.5	41.2
	$1,082.8	$144.7	$1,227.5

(1)             Consists of $300.0 million principal and unamortized debt discount of $3.6 million.

(2)             Consists of $200.0 million principal and unamortized debt discount of $2.4 million.

(3)             Consists of $300.0 million principal, unamortized debt discount of $0.3 million and a $43.4 million adjustment to reflect the termination value of interest rate swaps.

(4)             Consists of $230.1 million principal and unamortized debt discount of $0.1 million.

(5)             Consists of $120.0 million principal and a $0.8 million adjustment to reflect the remaining termination value of an interest rate swap that is being amortized to interest expense over the life of the debt.

(6)             As of March 31, 2011, we were in compliance with all related restrictive covenants, including limitations on indebtedness and liens, and expect continued compliance.

THE ESTÉE LAUDER COMPANIES INC.

We have an undrawn $750.0 million senior unsecured revolving credit facility that expires on April 26, 2012.  This facility may be used primarily to provide credit support for our commercial paper program, to repurchase shares of our common stock and for general corporate purposes.  Up to the equivalent of $250 million of the credit facility is available for multi-currency loans.  The interest rate on borrowings under the credit facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or ½% plus the Federal funds rate.  We incurred costs of approximately $0.3 million to establish the facility which is being amortized over the term of the facility.  The credit facility has an annual fee of $0.4 million, payable quarterly, based on our current credit ratings.  This facility also contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $50.0 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under this facility.  As of March 31, 2011, we were in compliance with all related financial and other restrictive covenants, including limitations on indebtedness and liens, and expect continued compliance.  The financial covenant of this facility requires an interest expense coverage ratio of greater than 3:1 as of the last day of each fiscal quarter.  The interest expense coverage ratio is defined in the credit agreement as the ratio of Consolidated EBITDA (which does not represent a measure of our operating results as defined under U.S. generally accepted accounting principles) to Consolidated Interest Expense and is calculated as stipulated in the agreement as follows:

Twelve Months Ended March 31, 2011 (1)
($ in millions)
Consolidated EBITDA:
Net earnings	$683.6
Add:
Provision for income taxes	290.9
Interest expense, net(2)	91.9
Depreciation and amortization (3)	281.4
Extraordinary non-cash charges (4) (5)	58.6
Less:
Extraordinary non-cash gains (5)	—
$1,406.4

Consolidated Interest Expense:
Interest expense, net	$91.9

Interest expense coverage ratio	15 to 1

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

We have a fixed rate promissory note agreement with a financial institution pursuant to which we may borrow up to $150.0 million in the form of loan participation notes through one of our subsidiaries in Europe.  The interest rate on borrowings under this agreement is at an all-in fixed rate determined by the lender and agreed to by us at the date of each borrowing.  At March 31, 2011, no borrowings were outstanding under this agreement.  Debt issuance costs incurred related to this agreement were de minimis.

We have an overdraft borrowing agreement with a financial institution pursuant to which our subsidiary in Turkey may be credited to satisfy outstanding negative daily balances arising from its business operations.  The total balance outstanding at any time shall not exceed 40.0 million Turkish lira ($26.4 million at the exchange rate at March 31, 2011).  The interest rate applicable to each such credit shall be up to a maximum of 175 basis points per annum above the spot rate charged by the lender or the lender’s floating call rate agreed to by us at each borrowing.  There were no debt issuance costs incurred related to this agreement.  The outstanding balance at March 31, 2011 ($11.3 million at the exchange rate at March 31, 2011) is classified as current debt in our consolidated balance sheet.

THE ESTÉE LAUDER COMPANIES INC.

We have a 1.5 billion Japanese yen ($17.9 million at the exchange rate at March 31, 2011) revolving credit facility that expires on March 31, 2012.  The interest rate on the borrowings under this credit facility is based on TIBOR (Tokyo Interbank Offered Rate) plus .75% and the facility fee incurred on the undrawn balance is 25 basis points.  At March 31, 2011, no borrowings were outstanding under this facility.  We did not renew our 1.5 billion Japanese yen revolving credit facility that expired on March 31, 2011.

Total debt as a percent of total capitalization (excluding noncontrolling interests) decreased to 33% at March 31, 2011 from 39% at June 30, 2010.

Cash Flows

Net cash provided by operating activities was $727.6 million during the nine months ended March 31, 2011 as compared with $798.2 million in the prior-year period.  Cash flows from operating activities decreased as compared with the prior-year period, primarily reflecting increases in accounts receivable balances due to the timing of collections, the increase in orders from certain of our retailers at the end of the fiscal 2011 third quarter, as previously discussed, as well as lower levels of accounts payable due to the timing of payments.  The decrease was partially offset by higher net earnings, driven by an increase in net sales, as well as the timing and level of tax payments and higher advertising, merchandising and sampling accruals.

Net cash used for investing activities was $479.8 million during the nine months ended March 31, 2011 as compared with $170.8 million in the prior-year period.  The increase in cash flows used for investing activities as compared with the prior-year period primarily reflected the acquisition of Smashbox that occurred in the fiscal 2011 first quarter, as well as higher capital expenditure activity in the current-year period.

Net cash used for financing activities was $288.8 million during the nine months ended March 31, 2011 as compared with net cash used for financing activities of $115.9 million in the prior-year period.  The increase in cash used for financing activities in the current-year period primarily reflected an increase in treasury stock purchases and higher dividend payments, partially offset by the receipt of proceeds related to the net settlement of interest rate derivatives.

Pension and Post-retirement Plan Funding

We previously discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 that we did not expect to make cash contributions to our trust based, noncontributory qualified defined benefit pension plan (“U.S. Qualified Plan”) or its domestic post-retirement benefit plan, but we did intend to make $21.4 million of cash contributions to our international defined benefit pension plans during the fiscal year ending June 30, 2011.  During the fiscal 2011 third quarter, we made a discretionary contribution to the U.S. Qualified Plan and the domestic post-retirement benefit plan of $18.0 million and $6.0 million, respectively.  We may decide to make additional discretionary contributions to these plans during the remainder of fiscal 2011.  During the nine months ended March 31, 2011, we made contributions to our international pension plans totaling approximately $20 million.  As of March 31, 2011, the expected contributions to the international pension plans are currently anticipated to be approximately $24 million for the fiscal year ending June 30, 2011.

Dividends

During the current-year period, we paid dividends on Class A and Class B Common Stock of $.75 per share (or an aggregate of $148.0 million) as compared with $.55 per share (or an aggregate of $109.1 million) in the prior-year period.

Commitments, Contingencies and Contractual Obligation

During the nine months ended March 31, 2011, the current portion of gross unrecognized tax benefits and interest decreased from $41.3 million at June 30, 2010 to $8.4 million at March 31, 2011.  This decrease was primarily attributable to the completion of the IRS examination of fiscal 2006 through 2008.  There have been no other significant changes to our commitments, contingencies and contractual obligations as discussed in our Annual Report on Form 10-K for the year ended June 30, 2010.

Derivative Financial Instruments and Hedging Activities

Except for the termination of the interest rate swap agreements as discussed below, there have been no significant changes to our derivative financial instruments and hedging activities as discussed in our Annual Report on Form 10-K for the year ended June 30, 2010.

THE ESTÉE LAUDER COMPANIES INC.

Foreign Exchange Risk Management

We enter into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with our identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that we receive from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  We may also enter into foreign currency option contracts to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as foreign currency cash-flow hedges and have varying maturities through the end of December 2012.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology.

The ineffective portion of both foreign currency forward and option contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income (loss) are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in accumulated other comprehensive income (loss) are reclassified to current-period earnings.  As of March 31, 2011, these foreign currency cash-flow hedges were highly effective, in all material respects.

At March 31, 2011, we had foreign currency forward contracts in the amount of $1,691.3 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the British pound ($297.3 million), Swiss franc ($292.1 million), Euro ($229.8 million), Canadian dollar ($206.0 million), Australian dollar ($123.5 million), South Korean won ($89.6 million) and Russian ruble ($61.9 million).

Interest Rate Risk Management

We enter into interest rate derivative contracts to manage the exposure to interest rate fluctuations on our funded indebtedness and anticipated issuance of debt for periods consistent with the identified exposures.  During the nine months ended March 31, 2011, we terminated our interest rate swap agreements with a notional amount totaling $250.0 million which had effectively converted the fixed rate interest on our outstanding 2017 Senior Notes to variable interest rates.  The instrument, which was classified as an asset, had a fair value of $47.4 million at the date of cash settlement.  Hedge accounting treatment was discontinued prospectively and the fair value adjustment to the carrying amount of the related debt will be amortized against interest expense over the remaining life of the debt.

Credit Risk

As a matter of policy, we only enter into derivative contracts with counterparties that have at least an “A” (or equivalent) credit rating.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $10.2 million at March 31, 2011.  To manage this risk, we have established counterparty credit guidelines that are continually monitored and reported to management.  Accordingly, management believes risk of loss under these hedging contracts is remote.

Certain of our derivative financial instruments contain credit-risk-related contingent features.  At March 31, 2011, we were in a net liability position for certain derivative contracts that contain such features with two counterparties.  The fair value of those contracts as of March 31, 2011 was approximately $8.3 million.  As of March 31, 2011, we were in compliance with such credit-risk-related contingent features.

Market Risk

Using the value-at-risk model, as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, the high, low and average measured value-at-risk for the twelve months ended March 31, 2011 related to our foreign exchange contracts are as follows:

(In millions)	High	Low	Average

Foreign exchange contracts	$31.8	$19.8	$24.1

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

Recently Issued Accounting Standards

In December 2010, the Financial Accounting Standards Board (“FASB”) amended its authoritative guidance related to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more-likely-than-not that a goodwill impairment exists.  In determining whether it is more-likely-than-not that a goodwill impairment exists, consideration should be made as to whether there are any adverse qualitative factors indicating that an impairment may exist.  This guidance becomes effective for our fiscal 2012 first quarter.  The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

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

In January 2010, the FASB issued authoritative guidance that will require entities to make new disclosures about recurring or nonrecurring fair-value measurements of assets and liabilities.  We adopted the new guidance in our fiscal 2010 third quarter, except for certain detailed recurring Level 3 disclosures, which are effective for our fiscal 2012 first quarter.  We currently do not have any recurring Level 3 fair value measurements.

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

Item 4. Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure.  The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2011 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

As part of our Strategic Modernization Initiative, we anticipate the continued migration of our operations to SAP, with the majority of our locations being implemented through fiscal 2012.  Based on management’s evaluation, the necessary steps have been taken to monitor and maintain appropriate internal control over financial reporting during the quarter ended March 31, 2011.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

We are authorized by the Board of Directors to repurchase up to 88.0 million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  As of March 31, 2011, the cumulative total of acquired shares pursuant to the authorization was 74.4 million, reducing the remaining authorized share repurchase balance to 13.6 million.  During the nine months ended March 31, 2011, we purchased approximately 4.4 million shares pursuant to the authorization for $326.0 million as outlined in the following table:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
July 2010	1,018,233	(2)	$60.57	1,000,000	17,040,669
August 2010	360,000		56.69	360,000	16,680,669
September 2010	1,061,537	(3)	58.12	1,040,000	15,640,669
October 2010	—		—	—	15,640,669
November 2010	413,995	(2)	70.60	165,000	15,475,669
December 2010	—		—	—	15,475,669
January 2011	—		—	—	15,475,669
February 2011	550,000		92.61	550,000	14,925,669
March 2011	1,329,200		92.26	1,329,200	13,596,469
	4,732,965		$73.23	4,444,200	13,596,469

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

Subsequent to March 31, 2011, we purchased 524,600 shares pursuant to the authorization for $50.0 million, bringing the cumulative total of acquired shares to 74.9 million.

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

THE ESTÉE LAUDER COMPANIES INC.

Date: May 6, 2011	By:	/s/RICHARD W. KUNES
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