Form 10-K
period 2011-06-30
ESTEE LAUDER COMPANIES INC
filed 2011-08-22
CIK 1001250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant was approximately $9.43 billion at December 31, 2010 (the last business day of the registrant’s most recently completed second quarter).*

At August 15, 2011, 118,983,321 shares of the registrant’s Class A Common Stock, $.01 par value, and 75,982,041 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

Documents Incorporated by Reference

Document	Where Incorporated

Proxy Statement for Annual Meeting of Stockholders to be held November 11, 2011	Part III

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

We are a pioneer in the cosmetics industry and believe we are a leader in the industry due to the global recognition of our brand names, our leadership in product innovation, our strong market position in key geographic markets and the consistently high quality of our products and “High-Touch” services.  We sell our prestige products principally through limited distribution channels to complement the images associated with our brands.  These channels, encompassing over 30,000 points of sale, consist primarily of upscale department stores, specialty retailers, upscale perfumeries and pharmacies and prestige salons and spas.  In addition, our products are sold in freestanding company-operated stores, our own and authorized retailer websites, stores on cruise ships, direct response television (“DRTV”), in-flight and duty-free shops and certain fragrances are sold in self-select outlets.  We believe that our strategy of pursuing selective distribution strengthens our relationships with retailers, enables our brands to be among the best selling product lines at the stores and heightens the aspirational quality of our brands.

For a discussion of recent developments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Overview.”

For segment and geographical area financial information, see “Item 8. Financial Statements and Supplementary Data — Note 20 — Segment Data and Related Information.”

We have been controlled by the Lauder family since the founding of our Company.  Members of the Lauder family, some of whom are directors, executive officers and/or employees, beneficially own, directly or indirectly, as of August 15, 2011, shares of Class A Common Stock and Class B Common Stock having approximately 86.8% of the outstanding voting power of the Common Stock.

Products

Skin Care - Our broad range of skin care products addresses various skin care needs for women and men.  These products include moisturizers, creams, lotions, serums, cleansers, sun screens and self-tanning products, a number of which are developed for use on particular areas of the body, such as the face or the hands or around the eyes.  Skin care products accounted for approximately 42% of our net sales in fiscal 2011.

Makeup - We manufacture, market and sell a full array of makeup products, including lipsticks, lip glosses, mascaras, foundations, eyeshadows, nail polishes and powders.  Many of the products are offered in an extensive array of shades and colors.  We also sell related items such as compacts, brushes and other makeup tools.  Makeup products accounted for approximately 38% of our net sales in fiscal 2011.

Fragrance - We offer a variety of fragrance products for women and men.  The fragrances are sold in various forms, including eau de parfum sprays and colognes, as well as lotions, powders, creams and soaps that are based on a particular fragrance.  Fragrance products accounted for approximately 14% of our net sales in fiscal 2011.

Hair Care - Hair care products are offered mainly in salons and in freestanding retail stores and include hair color and styling products, shampoos, conditioners and finishing sprays.  In fiscal 2011, hair care products accounted for approximately 5% of our net sales.

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

Estée Lauder - Estée Lauder brand products, which have been sold since 1946, are technologically advanced and high performance products with a reputation for innovation, sophistication, and superior quality.  The broad product line principally consists of skin care, makeup, and fragrance products that are presented in high quality packaging.

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

•                  Coach - In 2006, we began creating fragrances and related products for Coach which were sold exclusively in Coach stores.  In 2010, we converted the arrangement to a license.  The collection is available in department stores, Coach stores in the United States, retail stores in Japan and Hong Kong, and online at coach.com.  We launched the first Coach fragrance in Spring 2007 which embodies the many personalities of the Coach woman-timeless, chic and sophisticated.  The signature fragrance launch has since been followed with ancillary beauty products.

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

La Mer - La Mer products primarily consist of high-end moisturizing creams, lotions, serums and other skin care products.  The line, which is available in very limited distribution in the United States and certain other countries, is an extension of the initial Crème de la Mer product that we acquired in 1995.

Aveda - We acquired the Aveda business in December 1997 and have since acquired selected Aveda distributors and retail stores.  Aveda, a prestige hair care leader, is a manufacturer and marketer of plant-based hair care, skin care, makeup and fragrance products.  We sell Aveda products to third-party distributors, prestige salons and spas, cosmetology schools and Aveda Experience Centers, certain non-U.S. department stores and specialty retailers.  We also sell directly to consumers in company-operated Aveda Experience Centers and Aveda Institutes, as well as online.

Jo Malone - We acquired London-based Jo Malone Limited in October 1999.  Jo Malone is known for its unique fragrance portfolio and luxury products for the bath, body and home.  Products are also available through a company catalogue, at our freestanding stores, online and at a very limited group of specialty stores, in approximately 25 countries throughout the world.

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

BeautyBank - BeautyBank is the entrepreneurial think tank of the Company.  BeautyBank is dedicated to the ideation, development and incubation of innovative new brand concepts for the Company globally.  Brands developed and marketed under the BeautyBank umbrella include:

•                  FLIRT! -  Established in 2004 by BeautyBank, FLIRT! is primarily available at Kohl’s Department Stores and Kohls.com. FLIRT! is a color-oriented makeup line that allows consumers to be their prettiest and freedom to be their flirtiest.

•                  GoodSkin Labs - Established by BeautyBank in 2007, this line of skin care products was created with the expertise of a dermatologist and is sold in a number of countries around the world.

Tom Ford Beauty - In April 2005, we entered into a license agreement to develop and distribute fragrances and other beauty products under the Tom Ford brand name.  In November 2006, we introduced Tom Ford Black Orchid, the brand’s first signature fragrance.  In fiscal 2012, we plan to introduce a full-range luxury cosmetics line.  Tom Ford products are available in department stores, perfumeries, pharmacies and select Tom Ford retail stores.

Ojon - In July 2007, we acquired Ojon Corporation, a company based in Canada which markets naturally-derived, wildcrafted hair and skin care beauty products using ingredients found in the world’s rainforests.  Ojon products are sold through DRTV and specialty stores.

Smashbox - In July 2010, we acquired Smashbox Beauty Cosmetics, a privately held, photo studio inspired prestige cosmetics company based in Los Angeles.  Smashbox sells its products principally in the United States through specialty stores, DRTV and the Internet, as well as internationally through distributors and select retailers.

In addition, we manufacture and sell products under the Prescriptives, American Beauty and grassroots research labs brands.  We also develop and sell products under licenses from Kiton, Missoni and Daisy Fuentes.  In fiscal 2011, we acquired the license to develop Ermenegildo Zegna products, which we will begin selling in fiscal 2012.

Our heritage brands are Estée Lauder, Aramis and Designer Fragrances, Clinique and Origins.  Prescriptives was a heritage brand until fiscal 2010, when we exited the global wholesale distribution of the brand.  M•A•C and Bobbi Brown are our makeup artist brands.

Distribution

We sell our products principally through limited distribution channels to complement the images associated with our brands.  These channels include more than 30,000 points of sale in over 150 countries and territories and consist primarily of upscale department stores, specialty retailers, upscale perfumeries and pharmacies and prestige salons and spas.  In addition, our products are sold in freestanding company-operated stores, our own and authorized retailer websites, stores on cruise ships, DRTV, in-flight and duty-free shops and certain fragrances are sold in self-select outlets.

We maintain a dedicated sales force which sells to our retail accounts in North America and in the major overseas markets, and in the travel retail channel.  We have wholly-owned operations in over 40 countries, and a controlling interest in a joint venture that operates in three countries, through which we market, sell and distribute our products.  In certain countries, we sell our products through selected local distributors under contractual arrangements designed to protect the image and position of the brands.  In addition, we sell certain products in select domestic and international military locations.  For information regarding our net sales and long-lived assets by geographic region, see “Item 8. Financial Statements and Supplementary Data — Note 20 — Segment Data and Related Information.”

We sell Aveda products principally to independent salons and spas, cosmetology schools, third-party distributors and specialty retailers and directly to consumers at our freestanding Aveda Experience Centers and certain Aveda Institutes.  There are currently about 8,200 points of sale, primarily in the United States, that sell Aveda products.  Bumble and bumble products are principally sold to about 3,200 independent salons and specialty stores, primarily in the United States.  Darphin products are principally sold through high-end independent pharmacies, principally in Europe, representing approximately 3,400 points of sale.

As part of our strategy to diversify our distribution, we have been selectively opening new single-brand, freestanding stores that we operate.  The Origins, Aveda and M•A•C brands are the primary focus for this method of distribution.  At this time, we operate approximately 625 single-brand, freestanding stores worldwide, the majority of which are in the United States, and expect that number to increase moderately over the next several years.  We also operate approximately 125 multi-brand stores.

We primarily sell BeautyBank products in approximately 1,100 Kohl’s Department Stores in the United States and internationally in pharmacies and perfumeries, representing approximately 5,000 additional points of sale.

We currently sell products from 15 of our brands directly to consumers over the Internet through our own e-commerce and certain of our m-commerce sites.  Some or all of these brands are sold over the Internet in the following countries: the United States, Canada, the United Kingdom, France, Germany, Austria, Brazil, Australia, Korea, China, and Japan.

As is customary in the cosmetics industry, our practice is to accept returns of our products from retailers if properly requested, authorized and approved.

Customers

Our strategy is to build strong relationships with selected retailers globally.  Senior management works with executives of our major retail accounts on a regular basis and we believe we are viewed as an important supplier to these customers.  Our largest customer, Macy’s Inc., sells products primarily within the United States and accounted for 11%, 11% and 12% of our consolidated net sales for fiscal 2011, 2010 and 2009, respectively, and 10% and 11% of our accounts receivable as of June 30, 2011 and 2010, respectively.

Marketing

Our marketing strategy is built around “Bringing the Best to Everyone We Touch.”  Mrs. Estée Lauder formulated this marketing philosophy to provide “High-Touch” service and high quality products as the foundation for a solid and loyal consumer base.  Our marketing efforts focus principally on promoting the quality, value and benefits of our products.  Each of our brands is distinctively positioned, has a single global image, and is promoted with consistent logos, packaging and advertising designed to enhance its image and differentiate it from other brands.  We regularly advertise our products on television and radio, in upscale magazines and newspapers, the Internet, and through direct mail and photo displays at international airports.  In addition, our products receive extensive editorial coverage in prestige publications and other media worldwide.  Promotional activities and in-store displays are designed to introduce existing consumers to different products in the line and to attract new consumers.  Our marketing efforts also benefit from cooperative advertising programs with retailers, some of which are supported by coordinated promotions, such as purchase with purchase and gift with purchase.  Such activities attract consumers to our counters and allow us to introduce them to our products.  Our marketing and sales executives spend considerable time in the field meeting with consumers and key retailers and consulting with demonstrators at the points of sale.  These include Estée Lauder Beauty Advisors, Clinique Consultants, Aramis Selling Specialists, Origins Guides and M•A•C and Bobbi Brown Makeup Artists.  At in-store counters, demonstrators offer consumers a “High-Touch” experience with personal demonstrations to market individual products as well as to provide education on basic skin care and makeup application.  We conduct extensive sampling programs and we pioneered gift with purchase as a sampling program.  We believe that the quality and perceived benefits of sample products have been effective inducements to purchases by new and existing consumers.

Our “High-Touch” approach promotes the total value we offer, by leveraging our in-person and virtual assets, as well as merchandising and education, to provide a customized consumer experience.  To support this initiative, we are expanding our efforts to evolve our e-commerce-based online strategy into a multi-pronged digital strategy encompassing e-commerce, as well as digital and social media. We have dedicated resources to implement coordinated, brand-enhancing strategies across all online activities.  We use the Internet to educate and inform consumers about certain of our brands.  Currently, 18 of our brands have marketing sites, 15 of which have e-commerce capabilities.  In order to continue to offer unparalleled customer service and set the standard for prestige beauty shopping online, we partner with key “brick and mortar” retailers to strengthen their e-commerce business and drive sales of our brands on their sites, continue to innovate to better meet consumer online shopping preferences (e.g., how-to videos, ratings and reviews and mobile phone and tablet applications), and support e-commerce and m-commerce business via digital and social marketing activities designed to build brand equity and consumer engagement.

Most of our creative marketing work is done by in-house creative teams.  The creative staff designs and produces the sales materials, advertisements and packaging for products in each brand.

Global net expenses for advertising, merchandising, sampling, promotion and product development costs were $2,345.8 million, $2,015.9 million and $1,878.8 million in fiscal 2011, 2010 and 2009, respectively.  These amounts include activities relating to purchase with purchase promotions that are reflected in net sales and cost of sales and gift with purchase promotions that are reflected in cost of sales.

Information Systems

Information systems support business processes including product development, marketing, sales, order processing, production, distribution and finance.  We expect that these systems will continue to provide pertinent inventory and sales data in the short term.  However, as part of our long-term effort to enhance these systems and increase productivity, we are implementing our Strategic Modernization Initiative (“SMI”), which includes an enterprise-wide global program that we expect will deliver a single set of integrated data, processes and technologies, which would be scalable and used to standardize business processes across brands, operating units and sales locations.  As part of SMI, we anticipate the continued migration of our operations to SAP, with the majority of our locations being enabled through fiscal 2013.

In parallel with our SAP deployment, we are creating a more focused global information technology organization utilizing industry standard processes.  We are also taking this opportunity to rebalance our information technology resources to better align with our global business growth.  We plan to continue to explore opportunities to create a more efficient organization.

Of the many systems currently being utilized, the most significant to our business needs are: (i) a centralized data repository of essential attributes for each of the products we offer, or plan to offer, which enables us to globally manufacture and market products of consistent quality; (ii) a sales analysis system to track weekly sales at the stock keeping unit (“SKU”) level at most significant retail sales locations (i.e. sell-through data), increasing our understanding of consumer preferences and enabling us to coordinate more effectively our product development, manufacturing and marketing strategies; (iii) an automated replenishment system with many of our key domestic customers, allowing us to replenish inventories for individual points of sale automatically, with minimal paperwork; and (iv) an inventory management system to provide us with a global view of finished goods availability relative to forecasted requirements.  As we continue to modernize our key processes and the related systems and infrastructure, we have recently started the development of upgraded capabilities to support our human resource and retail operations.  The initial focus for fiscal 2012 will be in North America.  The plan is to progressively deploy these systems globally over the next three years as appropriate according to local requirements and priorities.

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

As of June 30, 2011, we had approximately 550 employees engaged in research and development.  Research and development costs totaled $85.7 million, $79.5 million and $81.6 million in fiscal 2011, 2010 and 2009, respectively.  Research and development costs are expensed as incurred.  We maintain research and development programs at certain of our principal facilities and facilities dedicated to performing research and development, such as our new Shanghai research and development center, see “Item 2. Properties.”

Manufacturing, Warehousing and Raw Materials

We manufacture our products primarily in the United States, Belgium, Switzerland, the United Kingdom and Canada.  We continue to streamline our manufacturing processes and identify sourcing opportunities to improve innovation, increase efficiencies and reduce costs.  Our major manufacturing facilities operate as “focus” plants that primarily manufacture one type of product (e.g., lipsticks) for all of the principal brands.  Our plants are modern and our manufacturing processes are substantially automated.  While we believe that our manufacturing facilities are sufficient to meet current and reasonably anticipated manufacturing requirements, we continue to identify opportunities to make significant improvements in capacity and productivity.  To capitalize on innovation and other supply chain benefits, we continue to utilize third party manufacturers on a global basis, including an increased percentage of volume in Asia/Pacific to support our growth.

We have established a global distribution network designed to meet the changing demands of our customers while maintaining service levels.  We are continuously evaluating and restructuring this physical distribution network.  We have begun to establish regional distribution centers, including those maintained by third parties, strategically positioned throughout the world in order to facilitate efficient delivery of our products to our customers.

The principal raw materials used in the manufacture of our products are essential oils, alcohols and specialty chemicals.  We also purchase packaging components that are manufactured to our design specifications.  Procurement of materials for all manufacturing facilities is generally made on a global basis through our Global Supplier Relations department.  We are making a concentrated effort in supplier rationalization with the specific objective of reducing costs, increasing innovation and speed to market and improving quality.  In addition, we continue to focus on supply sourcing within the region of manufacture to allow for improved supply chain efficiencies.  As a result of sourcing initiatives, there is increased dependency on certain suppliers, but we believe that our portfolio of these suppliers has adequate resources and facilities to overcome most unforeseen interruptions of supply.  In the past, we have been able to obtain an adequate supply of essential raw materials and currently believe we have adequate sources of supply for virtually all components of our products.

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

Trademarks, Patents and Copyrights

We own the trademarks rights used in connection with the manufacturing, marketing, distribution and sale of our products both in the United States and in the other principal countries where such products are sold, including Estée Lauder, Clinique, Aramis, Prescriptives, Lab Series, Origins, M•A•C, Bobbi Brown, La Mer, Aveda, Jo Malone, Bumble and bumble, Darphin, American Beauty, Flirt!, Good Skin Labs, grassroots research labs, Ojon, and Smashbox, and the names of many of the products sold under these brands.  We are the exclusive worldwide licensee for fragrances, cosmetics and/or related products for Tommy Hilfiger, Donna Karan New York, DKNY, Kiton, Michael Kors, Sean John, Missoni, Daisy Fuentes, Tom Ford, Coach, Dr. Andrew Weil and Ermenegildo Zegna.  For further discussion on license arrangements, including their duration, see “Item 8. Financial Statements and Supplementary Data — Note 2 — Summary of Significant Accounting Policies — License Arrangements.”  We protect our trademarks in the United States and significant markets worldwide.  We consider the protection of our trademarks to be important to our business.

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

Employees

At June 30, 2011, we had approximately 32,300 full-time employees worldwide (including certain demonstrators at points of sale who are employed by us), of whom approximately 11,900 are employed in the United States and Canada.  None of our employees in the United States is covered by a collective bargaining agreement.  In certain other countries, a limited number of employees are covered by a works council agreement or other syndicate arrangements.  We believe that relations with our employees are good.  We have never encountered a material strike or work stoppage in the United States or in any other country where we have a significant number of employees.

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

Executive Officers

The following table sets forth certain information with respect to our executive officers:

Name	Age	Position(s) Held
John Demsey	55	Group President
Amy DiGeso	59	Executive Vice President — Global Human Resources
Fabrizio Freda	53	President, Chief Executive Officer and a Director
Harvey Gedeon	68	Executive Vice President — Research & Development, Product Innovation and Brand Product Development
Richard W. Kunes	58	Executive Vice President and Chief Financial Officer
Evelyn H. Lauder	75	Senior Corporate Vice President
Leonard A. Lauder	78	Chairman Emeritus and a Director
Ronald S. Lauder	67	Chairman of Clinique Laboratories, LLC
William P. Lauder	51	Executive Chairman and a Director
Sara E. Moss	64	Executive Vice President and General Counsel
Gregory F. Polcer	56	Executive Vice President — Global Supply Chain
Cedric Prouvé	51	Group President — International
Alexandra C. Trower	47	Executive Vice President — Global Communications

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

Fabrizio Freda has been President and Chief Executive Officer of the Company since July 2009.  During such period, he has continued to lead the implementation of our long-term strategy that has resulted in a substantial increase in our market capitalization.  From March 2008 through June 2009, he was President and Chief Operating Officer of the Company where he oversaw the Clinique, Bobbi Brown, La Mer, Jo Malone, Aveda and Bumble and bumble brands and the Aramis and Designer Fragrances division.  He also was responsible for the Company’s International Division, as well as Global Operations, Research and Development, Packaging, Quality Assurance, Merchandise Design, Corporate Store Design and Retail Store Operations.  Prior to joining the Company, Mr. Freda served in a number of positions of increasing responsibility at The Procter & Gamble Company (“P&G”), where he was responsible for various operating, marketing and key strategic efforts for over 20 years.  From 2001 through 2007 Mr. Freda was President, Global Snacks, at P&G. Mr. Freda also spent more than a decade in the Health and Beauty Care division at P&G.  From 1986 to 1988 he directed marketing and strategic planning for Gucci SpA.

Harvey Gedeon became Executive Vice President - Research and Development in July 2004 and added responsibilities for Corporate Product Innovation in 2007, Package Development in 2008 and Brand Product Development in 2011.  From January 2000 to July 2004, he was Senior Vice President - Research and Development.  Prior to joining us in January 2000, Mr. Gedeon was Executive Vice President and General Manager, Research and Development and Quality Assurance for Revlon, Inc. from 1997 through 1999.  In August 2011, Mr. Gedeon announced his intention to retire.  He is expected to continue to work with the Company during a period of transition with the new Executive Vice President — Global Research and Development, who is planning to start with the Company on January 1, 2012.

Richard W. Kunes became Executive Vice President and Chief Financial Officer in November 2004.  Prior thereto, he was Senior Vice President and Chief Financial Officer since October 2000.  He joined us in 1986 and served in various finance-related positions until November 1993, when he was named Vice President — Operations Finance Worldwide.  From January 1998 through September 2000, Mr. Kunes was Vice President — Financial Administration and Corporate Controller.  Prior to joining us, he held finance and controller positions at the Colgate-Palmolive Company. In August 2011, Mr. Kunes announced his intention to retire effective on or about June 30, 2013. He is expected to continue to serve as Chief Financial Officer through fiscal 2012 or until such earlier time as his successor begins to serve in such capacity.

Evelyn H. Lauder has been Senior Corporate Vice President since 1989, and previously served as Vice President and in other executive capacities since first joining us in 1959 as Education Director.  She is a member of the Board of Overseers of Memorial Sloan-Kettering Cancer Center, The Trinity School in New York City (Trustee Emirata), a member of the Board of Directors of New Yorkers for Parks, an Honorary Board Member of Cold Spring Harbor Laboratories and the Founder and Chairman of The Breast Cancer Research Foundation.

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

William P. Lauder is Executive Chairman and, in such role, he is Chairman of the Board of Directors.  He was Chief Executive Officer of the Company from March 2008 through June 2009 and President and Chief Executive Officer from July 2004 through February 2008.  From January 2003 through June 2004, he was Chief Operating Officer.  From July 2001 through 2002, he was Group President responsible for the worldwide business of the Clinique and Origins brands and the Company’s retail store and online operations.  From 1998 to 2001, he was President of Clinique Laboratories, LLC.  Prior to 1998, he was President of Origins Natural Resources Inc., and he had been the senior officer of that division since its inception in 1990.  Prior thereto, he served in various positions since joining the Company in 1986.  He is a member of the Board of Directors of Jarden Corporation (member of the Nominating and Policies Committee), Chairman of the Board of the Fresh Air Fund, a member of the Boards of Trustees of The University of Pennsylvania and The Trinity School in New York City and the Boards of Directors of the 92nd Street Y, the Partnership for New York City, and the Advisory Board of Zelnick Media.  He was also a director of GLG Partners, Inc. from July 2006 to October 2010 and True Temper Sports Inc. from 2004 to 2009.

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

Cedric Prouvé became Group President - International in January 2003.  He is responsible for our International Division, which includes all markets outside of North America, our Travel Retail business worldwide and all of the activities of our sales affiliates and distributor relationships.  From August 2000 through December 2002 he was the General Manager of our Japanese sales affiliate.  From January 1997 to August 2000, he was Vice President, General Manager, Travel Retail.  He started with us in 1994 as General Manager, Travel Retailing - Asia Pacific Region and was given the added responsibility of General Manager of our Singapore affiliate in 1995.  Prior to joining us he worked at L’Oreal in sales and management positions in the Americas and Asia/Pacific.

Alexandra C. Trower became Executive Vice President - Global Communications in April 2008.  She directs the Company’s overall communications strategy, overseeing brand communications, corporate communications, internal communications and philanthropic communications.  Before joining us, Ms. Trower was Senior Vice President, Media Relations for Bank of America from January 2004 to March 2008.  From 1997 to 2002, she worked at JPMorgan Chase, where she was responsible for corporate communications at JPMorgan Fleming Asset Management.  From 1987 to 1997, Ms. Trower worked at a former division of Citibank, Chancellor Capital Management (now part of Invesco), where she held a variety of communications roles.  Ms. Trower serves on the Board of Directors of Hollins University.

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

We face vigorous competition from companies throughout the world, including multinational consumer product companies.  Some of these competitors have greater resources than we do and may be able to respond to changing business and economic conditions more quickly than us.  Competition in the beauty business is based on pricing of products, innovation, perceived value, service to the consumer, promotional activities, advertising, special events, new product introductions, e-commerce and m-commerce initiatives and other activities.  It is difficult for us to predict the timing and scale of our competitors’ actions in these areas.  For example, the fragrance category in the United States has in the past been influenced by the high volume of new product introductions by diverse companies across several different distribution channels.  Also, the consolidation in the retail trade has resulted in us becoming increasingly dependent on key retailers, including large-format retailers, who have increased their bargaining strength.  This trend has also resulted in an increased risk related to the concentration of our customers.  A severe adverse impact on their business operations could have a corresponding material adverse effect on us.  Our ability to compete also depends on the continued strength of our brands, our ability to attract and retain key talent and other personnel, the efficiency of our manufacturing facilities and distribution network, and our ability to maintain and protect our intellectual property and those other rights used in our business.  Our inability to continue to compete effectively in key countries around the world could have an adverse impact on our business.

Our inability to anticipate and respond to market trends and changes in consumer preferences could adversely affect our financial results.

Our continued success depends on our ability to anticipate, gauge and react in a timely and cost-effective manner to changes in consumer tastes for skin care, makeup, fragrance and hair care products, their attitudes toward our industry and brands, as well as to where and how consumers shop for those products.  We must continually work to develop, produce and market new products, maintain and adapt our “High-Touch” services to existing and emerging distribution channels, maintain and enhance the recognition of our brands, achieve a favorable mix of products, and refine our approach as to how and where we market and sell our products.  While we devote considerable effort and resources to shape, analyze and respond to consumer preferences, we recognize that consumer tastes cannot be predicted with certainty and can change rapidly.  The issue is compounded by the increasing use of social and digital media by consumers and the speed by which information and opinions are shared.  If we are unable to anticipate and respond to sudden challenges that we may face in the marketplace, trends in the market for our products and changing consumer demands and sentiment, our financial results will suffer.

Our future success depends on our ability to achieve our long-term strategy.

Achieving our long-term objectives will require investment in new capabilities, brands, categories, distribution channels, technologies and geographic markets.  These investments may result in short-term costs without any current revenues and, therefore, may be dilutive to our earnings, at least in the short term.  In addition, we may dispose of or discontinue select brands or streamline operations and incur costs or special charges in doing so.  Although we believe that our strategy will lead to long-term growth in revenue and profitability, we may not realize, in full or in part, the anticipated benefits.  The failure to realize benefits, which may be due to our inability to execute plans, global or local economic conditions, competition, changes in the beauty industry and the other risks described herein, could have a material adverse effect on our business, financial condition and results of operations.

Acquisitions may expose us to additional risks.

We continuously review acquisition opportunities that would expand our current product offerings, our distribution channels, increase the size and geographic scope of our operations or otherwise offer growth and operating efficiency opportunities.  If required, the financing for any of these acquisitions could result in an increase in our indebtedness, dilute the interests of our stockholders or both.  Acquisitions entail numerous risks, which may include:

•                  difficulties in assimilating acquired operations or products, including the loss of key employees from, or customers of, acquired businesses;

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

Completed acquisitions typically result in additional goodwill and an increase in other intangible assets on our balance sheet.  We are required at least annually, or as facts and circumstances warrant, to test goodwill and other intangible assets with indefinite lives to determine if impairment has occurred.  If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets with indefinite lives and the implied fair value of the goodwill or the fair value of other intangible assets with indefinite lives in the period the determination is made.  We cannot accurately predict the amount and timing of any impairment of assets.  Should the value of goodwill or other intangible assets become impaired, there could be a material adverse effect on our financial condition and results of operations.

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

In addition, sudden disruptions in business conditions, for example, as a consequence of events such as a pandemic or those that are currently taking place in the Middle East, or as a result of a terrorist attack, retaliation and the threat of further attacks or retaliation, or as a result of adverse weather conditions or climate changes or seismic events, can have a short and, sometimes, long-term impact on consumer spending.

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

We are subject to risks related to our foreign operations.

We operate on a global basis, with a majority of our fiscal 2011 net sales and operating income generated outside the United States.

We intend to reinvest these earnings in our foreign operations indefinitely, except where we are able to repatriate these earnings to the United States without material incremental tax provision.  A portion of our cash and cash equivalents that result from these earnings remain outside the United States.

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

A disruption in operations or our supply chain could adversely affect our business and financial results.

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

Our information systems and websites may be susceptible to outages, hacking and other risks.

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

As part of SMI, we are implementing enterprise-wide global programs intended to deliver a single set of integrated data, processes and technologies, which would be scalable and used to standardize business processes across brands, regions and functions.  We anticipate the continued migration of our operations to SAP, with the majority of our locations to be enabled through fiscal 2013.  Like most entity-wide changes to software systems, the implementation of SMI involves risks and uncertainties.  Failure to implement SMI as planned, in terms of timing, specifications and/or costs could have an adverse impact on our business and results of operations.

The trading prices of our securities periodically may rise or fall based on the accuracy of predictions of our earnings or other financial performance.

Our business planning process is designed to maximize our long-term strength, growth and profitability, not to achieve an earnings target in any particular fiscal quarter.  We believe that this longer-term focus is in the best interests of the Company and our stockholders.  At the same time, however, we recognize that it may be helpful to provide investors with guidance as to our forecast of net sales, earnings per share and other financial metrics or projections.  Accordingly, when we announced our year-end financial results for fiscal 2011, we provided guidance as to a number of assumptions, including our expected net sales and earnings per share for the fiscal year ending June 30, 2012 and the quarter ending September 30, 2011.  While we generally expect to provide updates to our guidance when we report our results each fiscal quarter, we assume no responsibility to update any of our forward-looking statements at such times or otherwise.  In addition, the longer-term guidance we provide is based on goals that we believe, at the time guidance is given, are reasonably attainable for growth and performance over a number of years.  Such targets are more difficult to predict than our current quarter and fiscal year expectations.

In all of our public statements when we make, or update, a forward-looking statement about our net sales and/or earnings expectations or expectations regarding restructuring or other initiatives, we accompany such statements directly, or by reference to a public document, with a list of factors that could cause our actual results to differ materially from those we expect.  Such a list is included, among other places, in our earnings press release and in our periodic filings with the Securities and Exchange Commission (e.g., in our reports on Form 10-K and Form 10-Q).  These and other factors may make it difficult for us and for outside observers, such as research analysts, to predict what our earnings will be in any given fiscal quarter or year.

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

As of August 15, 2011, members of the Lauder family beneficially own, directly or indirectly, shares of the Company’s Class A Common Stock (with one vote per share) and Class B Common Stock (with 10 votes per share) having approximately 86.8% of the outstanding voting power of the Common Stock.  In addition, there are five members of the Lauder family who are employees, including three who are members of our Board of Directors.  Another family member is on our board and is a party to a consulting agreement and a license agreement with us.  As a result of the stock ownership and their positions at the Company, the Lauder family has the ability to exercise significant control and influence over our business, including, without limitation, all matters requiring stockholder approval, including the election of directors, amendments to the certificate of incorporation and significant corporate transactions, such as a merger or other sale of our Company or its assets, for the foreseeable future.

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

Item 2.  Properties.

The following table sets forth our principal owned and leased manufacturing, assembly, research and development and distribution facilities as of August 15, 2011.  The leases expire at various times through 2027 subject to certain renewal options.

Location	Use	Approximate Square Footage

The Americas
Blaine, Minnesota (owned)	Manufacturing and R&D	275,000
Blaine, Minnesota (leased)	Distribution	126,000
Oakland, New Jersey (leased)	Manufacturing	148,000
Melville, New York (owned)	Manufacturing	353,000
Melville, New York (owned)	R&D	134,000
Bristol, Pennsylvania (leased)	Manufacturing	67,000
Bristol, Pennsylvania (leased)	Manufacturing and Assembly	100,000
Bristol, Pennsylvania (leased)	Distribution	728,000
Trevose, Pennsylvania (leased)	Manufacturing and Assembly	140,000
Agincourt, Ontario, Canada (owned)	Manufacturing	96,000
Markham, Ontario, Canada (leased)	Manufacturing	137,000
Markham, Ontario, Canada (leased)	R&D	26,000
Toronto, Ontario, Canada (leased)	Distribution	186,000

Europe, the Middle East & Africa
Oevel, Belgium (owned)	Manufacturing	113,000
Oevel, Belgium (leased)	Manufacturing and R&D	70,000
Oevel, Belgium (leased)	Distribution	100,000
Kerpen, Germany (leased)	Distribution	98,000
Sandton, South Africa (leased)	Distribution	63,750
Madrid, Spain (leased)	Distribution	90,000
Lachen, Switzerland (owned)	Manufacturing	53,000
Lachen, Switzerland (owned)	Distribution	125,000
Hampshire, United Kingdom (leased)	Distribution	203,000
Petersfield, United Kingdom (owned)	Manufacturing	225,000

Asia/Pacific
Rosebury, Australia (leased)	Distribution	104,000
Shanghai, China (leased)	R&D	20,925
Shanghai, China (leased)	Distribution	71,400
Tokyo, Japan (leased)	Distribution	187,000
Yongin, Korea (leased)	Distribution	160,000

We own, lease and occupy numerous offices, assembly and distribution facilities and warehouses in the United States and abroad.  We consider our properties to be generally in good condition and believe that our facilities are adequate for our operations and provide sufficient capacity to meet anticipated requirements.  We lease approximately 400,000 square feet of rentable space for our principal offices in New York, New York and own an office building of approximately 57,000 square feet in Melville, New York.  As of August 15, 2011, we operated approximately 750 freestanding retail stores.

Item 3.  Legal Proceedings.

We are involved, from time to time, in litigation and other legal proceedings incidental to our business.  Management believes that the outcome of current litigation and legal proceedings will not have a material adverse effect upon our results of operations or financial condition.  However, management’s assessment of our current litigation and other legal proceedings could change in light of the discovery of facts with respect to legal actions or other proceedings pending against us not presently known to us or determinations by judges, juries or other finders of fact which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or proceedings.  Reasonably possible losses in addition to the amount accrued for litigation and other legal proceedings are not material to our consolidated financial statements.

Item 4.  Removed and Reserved.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant’s Common Equity and Related Stockholder Matters

Our Class A Common Stock is publicly traded on the New York Stock Exchange under the symbol “EL.” The following table shows the high and low sales prices as reported on the New York Stock Exchange Composite Tape and the cash dividends per share declared in fiscal 2011 and fiscal 2010:

	Fiscal 2011			Fiscal 2010
	High	Low	Cash Dividends	High	Low	Cash Dividends

First Quarter	$65.13	$54.61	$—	$38.21	$30.00	$—
Second Quarter	81.44	62.46	.75	50.57	35.60	.55
Third Quarter	96.66	79.67	—	65.75	47.65	—
Fourth Quarter	106.57	92.81	—	71.29	54.17	—

Fiscal Year	106.57	54.61	$.75	71.29	30.00	$.55

We expect to continue the payment of cash dividends in the future, but there can be no assurance that the Board of Directors will continue to declare them.  In November 2010 and 2009, the Board of Directors declared an annual dividend of $.75 and $.55, respectively, which was paid in December 2010 and 2009, respectively.

As of August 15, 2011, there were approximately 7,695 record holders of Class A Common Stock and 17 record holders of Class B Common Stock.

Share Repurchase Program

We are authorized by the Board of Directors to repurchase up to 88.0 million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  As of June 30, 2011, the cumulative total of acquired shares pursuant to the authorization was 74.9 million, reducing the remaining authorized share repurchase balance to 13.1 million.  During fiscal 2011, we purchased approximately 5.0 million shares pursuant to the authorization for $376.9 million as outlined in the following table:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
July 2010	1,018,233	(3)	$60.57	1,000,000	17,040,669
August 2010	360,000		56.69	360,000	16,680,669
September 2010	1,061,537	(2)	58.12	1,040,000	15,640,669
October 2010	—		—	—	15,640,669
November 2010	413,995	(3)	70.60	165,000	15,475,669
December 2010	—		—	—	15,475,669
January 2011	—		—	—	15,475,669
February 2011	550,000		92.61	550,000	14,925,669
March 2011	1,329,200		92.26	1,329,200	13,596,469
April 2011	524,601	(3)	95.20	524,600	13,071,869
May 2011	—		—	—	13,071,869
June 2011	—		—	—	13,071,869
Year-to-date	5,257,566		$75.43	4,968,800	13,071,869

(1)       The initial program covering the repurchase of 8.0 million shares was announced in September 1998 and increased by 20.0 million shares each in November 2007, February 2007 and May 2005 and 10.0 million shares in both May 2004 and October 2002.

(2)       Includes shares that were repurchased by the Company in connection with shares withheld to satisfy tax obligations upon the settlement of performance share units.

(3)       Includes shares that were repurchased by the Company in connection with shares withheld to satisfy tax obligations upon the vesting of restricted stock units.

Subsequent to June 30, 2011, we purchased approximately 2.8 million additional shares of Class A Common Stock for $280.1 million pursuant to our share repurchase program.

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

During the three months ended June 30, 2011, the stockholder set forth in the table below converted shares of Class B Common Stock into Class A Common Stock on the date set forth below:

Stockholder That Converted Class B Common Stock to Class A Common Stock	Date of Conversion	Number of Shares Converted/ Received
The 4202 Corporation	May 19, 2011	250,000

Item 6.  Selected Financial Data.

The table below summarizes selected financial information.  For further information, refer to the audited consolidated financial statements and the notes thereto beginning on page F-1 of this report.

	Year Ended or at June 30
	2011(a)	2010 (a)	2009 (a)	2008	2007
	(In millions, except per share data)
Statement of Earnings Data:
Net sales	$8,810.0	$7,795.8	$7,323.8	$7,910.8	$7,037.5
Gross profit	6,873.1	5,966.4	5,442.2	5,914.0	5,262.7
Operating income	1,089.4	789.9	418.4	810.7	749.9
Interest expense, net (b)	63.9	74.3	75.7	66.8	38.9
Interest expense on debt extinguishment (c)	—	27.3	—	—	—
Earnings before income taxes and discontinued operations	1,025.5	688.3	342.7	743.9	711.0
Provision for income taxes	321.7	205.9	115.9	259.9	255.2
Net earnings from continuing operations	703.8	482.4	226.8	484.0	455.8
Discontinued operations, net of tax	—	—	—	—	0.5
Net earnings attributable to noncontrolling interests	(3.0)	(4.1)	(8.4)	(10.2)	(7.1)
Net earnings attributable to The Estée Lauder Companies Inc.	700.8	478.3	218.4	473.8	449.2
Cash Flow Data:
Net cash flows provided by operating activities	$1,027.0	$956.7	$696.0	$690.1	$661.6
Net cash flows used for investing activities	(606.9)	(281.4)	(339.5)	(478.5)	(373.8)
Net cash flows provided by (used for) financing activities	(313.1)	(406.1)	125.8	(78.1)	(411.6)
Per Share Data:
Net earnings per common share from continuing operations:
Basic	$3.57	$2.44	$1.16	$2.50	$2.23
Diluted	$3.50	$2.40	$1.15	$2.46	$2.19
Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$3.56	$2.42	$1.11	$2.44	$2.20
Diluted	$3.48	$2.38	$1.10	$2.40	$2.16
Weighted average common shares outstanding:
Basic	197.0	197.7	196.3	193.9	204.3
Diluted	201.2	200.7	197.7	197.1	207.8
Cash dividends declared per common share	$.75	$.55	$.55	$.55	$.50
Balance Sheet Data:
Working capital	$1,743.2	$1,548.8	$1,453.3	$1,088.0	$738.7
Total assets	6,273.9	5,335.6	5,176.6	5,011.2	4,125.7
Total debt (b) (c)	1,218.1	1,228.4	1,421.4	1,196.9	1,088.5
Stockholders’ equity - The Estée Lauder Companies Inc.	2,629.4	1,948.4	1,640.0	1,653.2	1,199.0

(a) Fiscal 2011 results included $41.7 million, after tax, or $.21 per diluted share related to total charges associated with restructuring activities.  Fiscal 2010 results included $55.9 million, after tax, or $.28 per diluted share related to total charges associated with restructuring activities.  Fiscal 2009 results included $61.7 million, after tax, or $.31 per diluted share related to total charges associated with restructuring activities.

(b) In November 2008, we issued and sold $300.0 million of 7.75% Senior Notes due November 1, 2013 in a public offering.  We used the net proceeds of this offering to repay then-outstanding commercial paper balances upon their maturity.

(c) On May 24, 2010, we completed a cash tender offer for $130.0 million principal amount of our 2012 Senior Notes at a price of 108.500% of the principal amount and for $69.9 million principal amount of our 2013 Senior Notes at a tender price of 118.813% of the principal amount.  During the fourth quarter of fiscal 2010, we recorded a pre-tax expense on the extinguishment of debt of $27.3 million representing the tender premium, the pro-rata write-off of unamortized terminated interest rate swap, issuance costs and debt discount, and tender offer costs associated with both series of notes.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition at June 30, 2011 and our results of operations for the three fiscal years ended June 30, 2011 are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These estimates and assumptions can be subjective and complex and, consequently, actual results could differ from those estimates.  Our most critical accounting policies relate to revenue recognition, inventory, pension and other post-retirement benefit costs, goodwill, other intangible assets and long-lived assets, income taxes and derivatives.

Management of the Company has discussed the selection of significant accounting policies and the effect of estimates with the Audit Committee of the Company’s Board of Directors.

Revenue Recognition

Revenues from product sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of the risk of loss related to those goods.  In the Americas region, sales are generally recognized at the time the product is shipped to the customer and in the Europe, the Middle East & Africa and Asia/Pacific regions, sales are generally recognized based upon the customer’s receipt.  In certain circumstances, transfer of title takes place at the point of sale, for example, at our retail stores.

Revenues are reported on a net sales basis, which is computed by deducting from gross sales the amount of actual product returns received, discounts, incentive arrangements with retailers and an amount established for anticipated product returns.  Our practice is to accept product returns from retailers only if properly requested, authorized and approved.  In accepting returns, we typically provide a credit to the retailer against accounts receivable from that retailer.  As a percentage of gross sales, returns were 3.5%, 4.3% and 4.4% in fiscal 2011, 2010 and 2009, respectively, and the improvement reflects efforts to work with our customers to improve their forecasting and product mix to better address their inventory requirements.

Our sales return accrual is a subjective critical estimate that has a direct impact on reported net sales.  This accrual is calculated based on a history of actual returns, estimated future returns and information provided by retailers regarding their inventory levels.  Consideration of these factors results in an accrual for anticipated sales returns that reflects increases or decreases related to seasonal fluctuations.  Experience has shown a relationship between retailer inventory levels and sales returns in the subsequent period, as well as a consistent pattern of returns due to the seasonal nature of our business.  In addition, as necessary, specific accruals may be established for significant future known or anticipated events.  The types of known or anticipated events that we have considered, and will continue to consider, include, but are not limited to, the financial condition of our customers, store closings by retailers, changes in the retail environment and our decision to continue to support new and existing products.

In the ordinary course of business, we have established an allowance for doubtful accounts and customer deductions based upon the evaluation of accounts receivable aging, specific exposures and historical trends.  Our allowance for doubtful accounts and customer deductions is a subjective critical estimate that has a direct impact on reported net earnings.  The allowance for doubtful accounts was $33.9 million and $34.3 million as of June 30, 2011 and 2010, respectively.  The allowance for doubtful accounts was reduced by $9.9 million, $15.8 million and $14.1 million for customer deductions and write-offs in fiscal 2011, 2010 and 2009, respectively, and increased by $9.5 million, $8.7 million and $29.2 million for additional provisions in fiscal 2011, 2010 and 2009, respectively.

Inventory

We state our inventory at the lower of cost or fair-market value, with cost being based on standard cost which approximates actual cost on the first-in, first-out (FIFO) method.  We believe this method most closely matches the flow of our products from manufacture through sale.  The reported net value of our inventory includes saleable products, promotional products, raw materials and componentry and work in process that will be sold or used in future periods.  Inventory cost includes raw materials, direct labor and overhead, as well as inbound freight.  Manufacturing overhead is allocated to the cost of inventory based on the normal production capacity.  Unallocated overhead during periods of abnormally low production levels are recognized as cost of sales in the period in which they are incurred.

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

The discount rate for each plan used for determining future net periodic benefit cost is based on a review of highly rated long-term bonds.  For fiscal 2011, we used a discount rate for our Domestic Plans of 5.40% and varying rates on our international plans of between 1.25% and 8.25%.  The discount rate for our Domestic Plans is based on a bond portfolio that includes only long-term bonds with an Aa rating, or equivalent, from a major rating agency.  We believe the timing and amount of cash flows related to the bonds included in this portfolio is expected to match the estimated defined benefit payment streams of our Domestic Plans.  For fiscal 2011, we used an expected return on plan assets of 7.75% for our U.S. Qualified Plan and varying rates of between 2.50% and 8.00% for our international plans.  In determining the long-term rate of return for a plan, we consider the historical rates of return, the nature of the plan’s investments and an expectation for the plan’s investment strategies, see “Item 8. Financial Statements and Supplementary Data — Note 13 — Pension, Deferred Compensation and Post-retirement Benefit Plans” for details regarding the nature of our pension and post-retirement plan investments.  The difference between actual and expected return on plan assets is reported as a component of accumulated other comprehensive income.  Those gains/losses that are subject to amortization over future periods will be recognized as a component of the net periodic benefit cost in such future periods.  For fiscal 2011, our pension plans had actual return on assets of approximately $92 million as compared with expected return on assets of approximately $57 million, which resulted in a net deferred gain of approximately $35 million, substantially all of which is currently subject to be amortized over periods ranging from approximately 6 to 25 years.  The actual return on assets was primarily related to the performance of equity markets during the past fiscal year.

A 25 basis-point change in the discount rate or the expected rate of return on plan assets would have had the following effect on fiscal 2011 pension expense:

(In millions)	25 Basis-Point Increase	25 Basis-Point Decrease

Discount rate	$(3.4)	$3.3
Expected return on assets	$(2.1)	$2.2

Our post-retirement plans are comprised of health care plans that could be impacted by health care cost trend rates, which may have a significant effect on the amounts reported.  A one-percentage-point change in assumed health care cost trend rates for fiscal 2011 would have had the following effects:

(In millions)	One-Percentage-Point Increase	One-Percentage-Point Decrease

Effect on total service and interest costs	$1.1	$(1.0)
Effect on post-retirement benefit obligations	$10.3	$(9.7)

For fiscal 2012, we are using a discount rate for the Domestic Plans of 5.40% and varying rates for our international plans of between 1.25% and 8.25%.  We are using an expected return on plan assets of 7.75% for the U.S. Qualified Plan and varying rates for our international pension plans of between 2.00% and 8.25%.  The net change in these assumptions from those used in fiscal 2011 will result in an increase in pension expense of approximately $0.4 million in fiscal 2012.  We will continue to monitor the market conditions relative to these assumptions and adjust them accordingly.

Goodwill, Other Intangible Assets and Long-Lived Assets

Goodwill is calculated as the excess of the cost of purchased businesses over the fair value of their underlying net assets.  Other indefinite-lived intangible assets principally consist of trademarks.  Goodwill and other indefinite-lived intangible assets are not amortized.

We assess goodwill and other indefinite-lived intangibles at least annually for impairment as of the beginning of the fiscal fourth quarter, or more frequently if certain events or circumstances warrant.  We test goodwill for impairment at the reporting unit level, which is one level below our operating segments.  We identify our reporting units by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available and management of each reporting unit regularly reviews the operating results of those components.  We make certain judgments and assumptions in allocating assets and liabilities to determine carrying values for our reporting units.  Impairment testing is performed in two steps: (i) we determine if an indication of impairment exists by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, we measure the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.  The impairment test for indefinite-lived intangible assets encompasses calculating a fair value of an indefinite-lived intangible asset and comparing the fair value to its carrying value.  If the carrying value exceeds the fair value an impairment charge is recorded.

Testing goodwill for impairment requires us to estimate fair values of reporting units using significant estimates and assumptions.  The assumptions made will impact the outcome and ultimate results of the testing.  We use industry accepted valuation models and set criteria that are reviewed and approved by various levels of management and, in certain instances, we engage third-party valuation specialists for advice.  To determine fair value of the reporting unit, we generally use an equal weighting of the income and market approaches.  In certain circumstances, equal weighting will not be applied if one of these methods may be less applicable (e.g., only the income approach would be used for reporting units with existing negative margins).  We believe both approaches are equally relevant and the most reliable indications of fair value because the fair value of product or service companies is more dependent on the ability to generate earnings than on the value of the assets used in the production process.

Under the income approach, we determine fair value using a discounted cash flow method, projecting future cash flows of each reporting unit, as well as a terminal value, and discounting such cash flows at a rate of return that reflects the relative risk of the cash flows.

Under the market approach, we utilize information from comparable publicly traded companies with similar operating and investment characteristics as the reporting units, which creates valuation multiples that are applied to the operating performance of the reporting unit being tested, to value the reporting unit.

The key estimates and factors used in these two approaches include, but are not limited to, revenue growth rates and profit margins based on internal forecasts, terminal value, the weighted-average cost of capital used to discount future cash flows and comparable market multiples.  The fiscal 2011 compound annual growth rate of sales for the first five to eight years of our projections, as considered appropriate for the individual reporting units, ranged between 3% and 19% with the higher growth rates in those reporting units that start with the smallest base in fiscal 2011.  The fiscal 2010 compound annual growth rate of sales for the first four to eight years of our projections ranged between 3% and 24% with the higher growth rates in those reporting units that start with the smallest base in fiscal 2010.  For reporting units with positive earnings, growth in the corresponding earnings before interest and taxes ranged from 6% to 109% in fiscal 2011 as compared with 9% to 161% in fiscal 2010.  The terminal growth rates were projected at 3% after four to eight years in fiscal 2011 and fiscal 2010, which reflects our estimate of long term market and gross domestic product growth.  The weighted-average cost of capital used to discount future cash flows ranged from 7.5% to 16% in fiscal 2011 as compared with 9% to 17% in fiscal 2010.  The range of market multiples used in our fiscal 2011 impairment testing was from 1.5 to 3 times trailing-twelve-month sales and 11 to 12 times trailing-twelve-month earnings before interest, taxes and depreciation and amortization.  The range of market multiples used in our fiscal 2010 impairment testing was from 0.5 to 3 times trailing-twelve-month sales and between 9 to 12 times trailing-twelve-month earnings before interest, taxes and depreciation and amortization.  Future changes in these estimates and assumptions could materially affect the results of our reviews for impairment of goodwill.  However, a decrease of 100 basis points in our terminal growth rate or an increase of 100 basis points in our weighted-average cost of capital would still result in a fair value calculation exceeding our book value for each of our reporting units, except for the Ojon reporting unit, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Goodwill and Other Intangible Asset Impairments.”  Changes in the valuation assumptions from those used in the prior year primarily reflect the impact of the current economic environment on the reporting units and their projected future results of operations.

To determine fair value of other indefinite-lived intangible assets, we use an income approach, the relief-from-royalty method.  This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset.  Other indefinite-lived intangible assets’ fair values require significant judgments in determining both the assets’ estimated cash flows as well as the appropriate discount and royalty rates applied to those cash flows to determine fair value.  Changes in such estimates or the application of alternative assumptions could produce significantly different results.  The fiscal 2011 and 2010 terminal growth rate applied to future cash flows was 3% and the fiscal 2011 and 2010 discount rates ranged from 10% to 18% and 11% to 19%, respectively.  The fiscal 2011 and 2010 royalty rates ranged from 0.5% to 12% and 0.5% to11%, respectively.

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

Income Taxes

We account for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns.  As of June 30, 2011, we have current net deferred tax assets of $260.7 million and non-current net deferred tax assets of $61.1 million.  The net deferred tax assets assume sufficient future earnings for their realization, as well as the continued application of currently anticipated tax rates.  Included in net deferred tax assets is a valuation allowance of $69.5 million for deferred tax assets, where management believes it is more-likely-than-not that the deferred tax assets will not be realized in the relevant jurisdiction.  Based on our assessments, no additional valuation allowance is required.  If we determine that a deferred tax asset will not be realizable, an adjustment to the deferred tax asset will result in a reduction of net earnings at that time.

We provide tax reserves for U.S. federal, state, local and foreign exposures relating to periods subject to audit.  The development of reserves for these exposures requires judgments about tax issues, potential outcomes and timing, and is a subjective critical estimate.  We assess our tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting dates.  For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a tax authority that has full knowledge of all relevant information.  For those tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the consolidated financial statements.  We classify applicable interest and penalties as a component of the provision for income taxes.  Although the outcome relating to these exposures is uncertain, in management’s opinion adequate provisions for income taxes have been made for estimable potential liabilities emanating from these exposures.  In certain circumstances, the ultimate outcome of exposures and risks involves significant uncertainties which render them inestimable.  If actual outcomes differ materially from these estimates, they could have a material impact on our consolidated results of operations.

Derivatives

We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments.  We enter into foreign currency forward contracts and may enter into option contracts to reduce the effects of fluctuating foreign currency exchange rates and interest rate derivatives to manage the effects of interest rate movements on our aggregate liability portfolio.  We also enter into foreign currency forward contracts and may use option contracts, not designated as hedging instruments, to mitigate the change in fair value of specific assets and liabilities on the balance sheet.  We do not utilize derivative financial instruments for trading or speculative purposes.  Hedge effectiveness is documented, assessed and monitored by employees who are qualified to make such assessments and monitor the instruments.  Variables that are external to us such as social, political and economic risks may have an impact on our hedging program and the results thereof.

Our derivative financial instruments are recorded as either assets or liabilities on the balance sheet and measured at fair value.  All derivatives outstanding as of June 30, 2011 are (i) designated as a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair-value” hedge), (ii) designated as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“foreign currency cash-flow” hedge), or (iii) not designated as a hedging instrument.  Changes in the fair value of a derivative that is designated and qualifies as a fair-value hedge that is highly effective are recorded in current-period earnings, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on unrecognized firm commitments).  Changes in the fair value of a derivative that is designated and qualifies as a foreign currency cash-flow hedge of a foreign-currency-denominated forecasted transaction that is highly effective are recorded in other comprehensive income (loss) (“OCI”).  Gains and losses deferred in OCI are then recognized in current-period earnings when earnings are affected by the variability of cash flows of the hedged foreign-currency-denominated forecasted transaction (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings).  Changes in the fair value of derivative instruments not designated as hedging instruments are reported in current-period earnings.

For a discussion on the quantitative impact of market risks related to our derivative financial instruments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Market Risk.”

Quantitative Analysis

During the three-year period ended June 30, 2011 there have not been material changes in the assumptions underlying these critical accounting policies, nor to the related significant estimates.  The results of our business underlying these assumptions have not differed significantly from our expectations.

While we believe that the estimates that we have made are proper and the related results of operations for the period are presented fairly in all material respects, other assumptions could reasonably be justified that would change the amount of reported net sales, cost of sales, operating expenses or our provision for income taxes as they relate to the provisions for anticipated sales returns, allowance for doubtful accounts, inventory obsolescence reserve and income taxes.  For fiscal 2011, had these estimates been changed simultaneously by 2.5% in either direction, our reported gross profit would have increased or decreased by approximately $4.8 million, operating expenses would have changed by approximately $0.8 million and the provision for income taxes would have increased or decreased by approximately $0.7 million.  The collective impact of these changes on operating income, net earnings attributable to The Estée Lauder Companies Inc., and net earnings attributable to The Estée Lauder Companies Inc. per diluted common share would be an increase or decrease of approximately $5.6 million, $6.3 million and $.03, respectively.

RESULTS OF OPERATIONS

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories which are distributed in over 150 countries and territories.  The following table is a comparative summary of operating results from continuing operations for fiscal 2011, 2010 and 2009 and reflects the basis of presentation described in “Item 8. Financial Statements and Supplementary Data — Note 2 — Summary of Significant Accounting Policies and Note 20 — Segment Data and Related Information” for all periods presented.  Products and services that do not meet our definition of skin care, makeup, fragrance and hair care have been included in the “other” category.

	Year Ended June 30
	2011	2010	2009
	(In millions)
NET SALES
By Region:
The Americas	$3,796.3	$3,442.1	$3,421.2
Europe, the Middle East & Africa	3,257.6	2,859.3	2,611.3
Asia/Pacific	1,760.7	1,510.1	1,299.4
	8,814.6	7,811.5	7,331.9
Returns associated with restructuring activities	(4.6)	(15.7)	(8.1)
	$8,810.0	$7,795.8	$7,323.8

By Product Category:
Skin Care	$3,718.6	$3,227.1	$2,886.0
Makeup	3,370.8	2,978.2	2,830.9
Fragrance	1,236.0	1,136.9	1,150.9
Hair Care	432.3	413.9	402.4
Other	56.9	55.4	61.7
	8,814.6	7,811.5	7,331.9
Returns associated with restructuring activities	(4.6)	(15.7)	(8.1)
	$8,810.0	$7,795.8	$7,323.8

OPERATING INCOME (LOSS)
By Region:
The Americas	$244.9	$161.5	$115.2
Europe, the Middle East & Africa	651.9	500.8	229.7
Asia/Pacific	252.0	212.3	165.2
	1,148.8	874.6	510.1
Total returns and charges associated with restructuring activities	(59.4)	(84.7)	(91.7)
	$1,089.4	$789.9	$418.4

By Product Category:
Skin Care	$595.1	$434.3	$294.1
Makeup	493.8	416.8	279.8
Fragrance	80.7	26.3	(60.8)
Hair Care	(9.1)	(6.2)	1.1
Other	(11.7)	3.4	(4.1)
	1,148.8	874.6	510.1
Total returns and charges associated with restructuring activities	(59.4)	(84.7)	(91.7)
	$1,089.4	$789.9	$418.4

The following table presents certain consolidated earnings data as a percentage of net sales:

	Year Ended June 30
	2011	2010	2009

Net sales	100.0%	100.0%	100.0%
Cost of sales	22.0	23.5	25.7
Gross profit	78.0	76.5	74.3

Operating expenses:
Selling, general and administrative	64.5	65.0	66.7
Restructuring and other special charges	0.6	0.8	1.0
Goodwill impairment	0.1	0.2	0.2
Impairment of other intangible and long-lived assets	0.4	0.4	0.7
	65.6	66.4	68.6

Operating income	12.4	10.1	5.7
Interest expense, net	0.7	1.0	1.0
Interest expense on debt extinguishment	—	0.3	—

Earnings before income taxes	11.7	8.8	4.7
Provision for income taxes	3.7	2.6	1.6

Net earnings	8.0	6.2	3.1
Net earnings attributable to noncontrolling interests	—	(0.1)	(0.1)
Net earnings attributable to The Estée Lauder Companies Inc.	8.0%	6.1%	3.0%

In order to meet the demands of consumers, we continually introduce new products, support new and established products through advertising, sampling and merchandising and phase out existing products that no longer meet the needs of our consumers.  The economics of developing, producing, launching and supporting products impact our sales and operating performance each period.  The introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

We operate on a global basis, with the majority of our net sales generated outside the United States.  Accordingly, fluctuations in foreign currency exchange rates can affect our results of operations.  Therefore, we present certain net sales information excluding the effect of foreign currency rate fluctuations to provide a framework for assessing the performance of our underlying business outside the United States.  Constant currency information compares results between periods as if exchange rates had remained constant period-over-period.  We calculate constant currency information by translating current-period results using prior year weighted average foreign currency exchange rates.

Overview

We believe that the best way to continue to increase stockholder value is to provide our customers and consumers with the products and services that they have come to expect from us in the most efficient and profitable manner while recognizing their changing shopping habits.  To be the global leader in prestige beauty, we are implementing a long-term strategy that is guiding us through fiscal 2014.  The strategy has numerous initiatives across geographic regions, product categories, brands and functions that are designed to leverage our strengths, make us more productive and grow our sales.

We believe we have a strong, diverse brand portfolio with global reach and potential.  Our strategy continues to build on and leverage our history of outstanding creativity, innovation and entrepreneurship.  We have succeeded in expanding our “High-Touch” service model and will continue to look for ways to expand it in newer channels and within geographic regions.  We are expanding our efforts to evolve our e-commerce-based online strategy into a multi-pronged digital strategy encompassing e-commerce, as well as digital and social media.  We are leveraging our regional organization in an effort to assure that we are locally relevant in each market.

As part of our strategy, we are continuing to shift our category mix towards higher margin categories with greater global growth potential.  Skin care, our most profitable product category, is a strategic priority for our innovation and investment spending, particularly in the Asia/Pacific region.  We also focused our attention on luxury consumers across all categories and have seen an improvement in the net sales of many of our higher-end prestige products, due to an improvement in the luxury retail environment.

We are strengthening our geographic presence by seeking share growth in large, image-building cities within core markets such as the United States, the United Kingdom, France, Italy and Japan.  In addition, we continue to prioritize efforts to expand our presence and accelerate share growth in emerging markets such as China, Russia, the Middle East, Eastern Europe and Brazil.  We continue to expand our digital presence which resulted in continued growth in net sales of our products sold over the Internet.  In North America, we recognized the need to drive profitable growth in our traditional department store channel and saw many benefits from the changes we implemented in prior years and continued to reshape our organization to meet the needs of the changing retail landscape.  Internationally, we took actions to continue profitable growth in European perfumeries and pharmacies and in department stores in Asia, while emphasizing our skin care and makeup initiatives to boost our travel retail business and continuing efforts to grow our online, specialty retailer and prestige salon businesses.  The travel retail business continues to be a source of sales growth and profitability.  Our business in this channel is benefiting from the implementation of programs we designed to enhance consumers “High-Touch” experiences and convert travelers into purchasers.  In addition, we see travel retail as another way to capture the attention of travelers from emerging markets, who either buy in the channel, in stores at their destination or when they return to their homes.

Our “High-Touch” approach to marketing our products is a key component of our strategy.  It is designed to promote the total value we offer, by leveraging our in-person and virtual assets, as well as merchandising and education, to provide a customized consumer experience.  In fiscal 2011, we continued to invest in “High-Touch” service capabilities in existing channels, such as the roll-out of new department store formats, as well as newer channels, such as m-commerce.

While most of the focus is on increasing sales and taking advantage of appropriate opportunities in each market, we continued to implement other initiatives designed to drive out non-value added costs, optimize productivity and increase financial discipline.  To optimize our portfolio, we are continuing to focus on improving our margins and share in our distribution channels.  We are also continuing to re-energize certain of our brands through the introduction of products that feature advances in research and technology and focused marketing campaigns.  At the same time, we are investing in initiatives to incubate and develop next generation products and brands, as well as continuing our overall success in driving turnaround brands toward sustainable profitability levels.  We are continuing to build our regional organizations and leveraging them to increase effectiveness and efficiencies while utilizing strategic partnerships, alliances and licensing to build scale in research and development, distribution and third-party manufacturing.

At this time, we do not believe the recent economic uncertainty and financial market volatility taking place in the United States and certain European countries will have a significant impact on our business.  This is due in part to our belief that we are better positioned as a result of our strategy to manage our business effectively and efficiently and we will allocate resources appropriately.  However, if the degree of uncertainty or volatility worsens or is prolonged, then there will likely be a negative effect on ongoing consumer confidence, demand and spending and as a result, our business.  Currently, we believe general economic and other uncertainties still exist in select markets in which we do business such as in Japan, North America and certain countries in Europe.  We continue to monitor global economic uncertainties and other risks that may affect our business.  The disasters that occurred in Japan during the fiscal year did not have a significant impact on our business or our consolidated financial results for fiscal 2011.  At this time, we believe the ongoing consequences may continue for the short term, however, we cannot predict with certainty the magnitude or duration of the impact and we will continue to monitor the situation.

Looking ahead to fiscal 2012, we plan to continue building on our strengths.  We have a strong, diverse and highly valuable brand portfolio with global reach and potential, as well as a track record of outstanding creativity, innovation, entrepreneurship and healthy growth.  We believe our “High-Touch” service model has potential beyond department stores, and believe we have a passionate, highly-talented workforce to help us achieve our long-term strategy.  Our balance sheet, cash flows and gross margin are strong, however, we continue to operate in a challenging environment.  While net sales and operating results improved dramatically from fiscal 2010, we do not expect the same levels of year-over-year improvements to continue.  We have a number of areas to improve, including further enhancements to our cost structure, sharing operational best practices internally, increasing traffic to where our products are sold, and further diversification of distribution channels.  We also plan on continuing to allocate our spending to the significant modernization of our global information systems, which includes our Strategic Modernization Initiative as well as other initiatives, and shift our focus from gift with purchase activities to advertising, merchandising and sampling initiatives.  We expect these strategies will help improve our cost of sales margin but will increase our operating expense margin over the next fiscal year.

Returns and Charges Associated with Restructuring Activities

In an effort to drive down costs and achieve synergies within our organization, in February 2009, we announced the implementation of a multi-faceted cost savings program (the “Program”) to position the Company to achieve long-term profitable growth.  We anticipate the Program will result in related restructuring and other special charges, inclusive of cumulative charges recorded to date and through the remainder of the Program, totaling between $350 million and $450 million before taxes.  While we will continue to seek cost savings opportunities, our current plans are to identify and approve specific initiatives under the Program through fiscal 2012 and execute those initiatives through fiscal 2013.  The total amount of charges (pre-tax) associated with the Program recorded, plus other initiatives approved through June 30, 2011, is approximately $303 million to $308 million, of which approximately $198.5 million to $200 million relates to restructuring charges, approximately $50 million of other costs to implement the initiatives, approximately $38.5 million to $42 million in sales returns and approximately $16 million in inventory write-offs.  The restructuring charges are comprised of approximately $151.5 million to $153 million of employee-related costs, approximately $27 million of other exit costs and contract terminations (substantially all of which have resulted in or will result in cash expenditures), and approximately $20 million in non-cash asset write-offs.  The total amount of cumulative charges (pre-tax) associated with the Program recorded from inception through June 30, 2011 was $239.4 million.

We expect that the implementation of this Program, combined with other on-going cost savings efforts, will result in savings of approximately $675 million to $725 million (program inception through the end of fiscal 2011 is approximately $560 million) including the reduction of certain costs relative to an assumed normalized spending pattern.  Our long-range forecast for operating margin reflects these anticipated savings, net of strategic reinvestments.

The Program focuses on a redesign of our organizational structure in order to integrate the Company in a more cohesive way and operate more globally across brands and functions.  The principal aspect of the Program was the reduction of the workforce by approximately 2,000 employees.  Specific actions taken during fiscal 2011 and 2010 included:

•                  Resize and Reorganize the Organization — We continued the realignment and optimization of our organization to better leverage scale, improve productivity, reduce complexity and achieve cost savings in each region and across various functions.  This included reduction of the workforce which occurred through the consolidation of certain functions, which we achieved through a combination of normal attrition and job eliminations, and the closure and consolidation of certain distribution and office facilities.

•                  Turnaround or Exit Unprofitable Operations — To improve the profitability in certain of our brands and regions, we have selectively exited certain channels of distribution, categories and markets, and have made changes to turnaround others.  This included the exit from the global wholesale distribution of our Prescriptives brand and the reformulation of Ojon brand products.  In connection with these activities, we incurred charges for product returns, inventory write-offs, reduction of workforce and termination of contracts.

•                  Outsourcing — In order to balance the growing need for information technology support with our efforts to provide the most efficient and cost effective solutions, we continued the outsourcing of certain information technology processes.  We incurred costs to transition services to outsource providers and employee-related costs.

Restructuring Charges

The following table presents aggregate restructuring charges related to the Program:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Fiscal 2009	$60.9	$4.2	$3.4	$1.8	$70.3
Fiscal 2010	29.3	11.0	2.3	6.2	48.8
Fiscal 2011	34.6	2.4	3.0	1.1	41.1
Charges recorded through June 30, 2011	$124.8	$17.6	$8.7	$9.1	$160.2

The following table presents accrued restructuring charges and the related activity under the Program:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Charges	$60.9	$4.2	$3.4	$1.8	$70.3
Cash payments	(7.5)	—	(0.5)	(1.6)	(9.6)
Non-cash write-offs	—	(4.2)	—	—	(4.2)
Translation adjustments	0.6	—	—	—	0.6
Other adjustments	(2.4)	—	—	—	(2.4)
Balance at June 30, 2009	51.6	—	2.9	0.2	54.7

Charges	29.3	11.0	2.3	6.2	48.8
Cash payments	(49.5)	—	(5.1)	(6.0)	(60.6)
Non-cash write-offs	—	(11.0)	—	—	(11.0)
Translation adjustments	(0.8)	—	—	—	(0.8)
Balance at June 30, 2010	30.6	—	0.1	0.4	31.1

Charges	34.6	2.4	3.0	1.1	41.1
Cash payments	(30.6)	—	(2.4)	(1.4)	(34.4)
Non-cash write-offs	—	(2.4)	—	—	(2.4)
Translation adjustments	1.2	—	(0.1)	0.1	1.2
Balance at June 30, 2011	$35.8	$—	$0.6	$0.2	$36.6

Accrued restructuring charges at June 30, 2011 are expected to result in cash expenditures funded from cash provided by operations of approximately $29 million, $6 million and $2 million in fiscal 2012, 2013 and 2014, respectively.

Total Returns and Charges Associated with Restructuring Activities

The following table presents total returns and charges associated with restructuring activities related to the Program:

	Year Ended June 30
	2011	2010	2009
	(In millions)

Sales returns (included in Net Sales)	$4.6	$15.7	$8.1
Cost of sales	5.8	7.9	6.8
Restructuring charges	41.1	48.8	70.3
Other special charges	7.9	12.3	6.5
Total returns and charges associated with restructuring activities	$59.4	$84.7	$91.7

During fiscal 2011, we recorded $4.6 million reflecting sales returns (less related cost of sales of $1.2 million) and a write-off of inventory of $7.0 million associated with turnaround operations, primarily related to the reformulation of Ojon brand products.

During fiscal 2010, we recorded $15.7 million reflecting sales returns (less related cost of sales of $2.5 million) and $10.4 million for the write-off of inventory associated with exiting unprofitable operations, primarily related to the exit from the global wholesale distribution of the Prescriptives brand.

During fiscal 2009, we recorded $8.1 million reflecting sales returns (less related cost of sales of $1.2 million) and a write-off of inventory of $8.0 million associated with exiting unprofitable operations.

Other special charges in connection with the implementation of actions taken under this Program primarily relate to consulting and other professional services.

Goodwill and Other Intangible Asset Impairments

As of our annual step-one goodwill impairment test on April 1, 2011, all reporting units’ fair values substantially exceeded their respective carrying values.  As of our annual indefinite-lived asset impairment test on April 1, 2011, we determined, as a result of a planned discontinuation, that the carrying values of two brand trademarks exceeded their estimated fair values, which were based on the use of a royalty rate to determine discounted projected future cash flows (“relief-from-royalty method”).  As a result, we recognized an impairment charge of $1.7 million for the carrying values of the related trademarks.  These impairment charges were reflected in the makeup and skin care product categories and in the Americas region.  We also determined that the trademark related to the Darphin reporting unit had an estimated fair value exceeding its carrying value by approximately 13% and the trademark related to the Ojon reporting unit had an estimated fair value that equals its carrying value.  As of June 30, 2011, the carrying values of the trademarks were $9.0 million and $10.0 million, respectively.  The estimated fair values of the trademarks were based upon the relief-from-royalty method.  The key assumptions that were used to determine the estimated fair value of the Darphin trademark were predicated on new market initiatives including expanded international distribution.  The key assumptions that were used to determine the estimated fair value of the Ojon trademark were predicated on new market initiatives including expanded international distribution and consumer reception to the reformulated product line.  If such plans do not materialize, if there is a delay in new market initiatives, or if there is a decline in the business environment, a resulting change in the key assumptions could have a negative impact on the estimated fair value of these trademarks and it is possible we could recognize an impairment charge in the future.  The fair values of all other indefinite-lived intangible assets substantially exceeded their respective carrying values.

During the third quarter of fiscal 2011, the Ojon reporting unit reassessed and subsequently altered the timing of new market initiatives, including the rollout of reformulated product lines and certain components of its future international expansion plans, resulting in revisions to its internal forecasts.  We concluded that these changes in circumstances in the Ojon reporting unit triggered the need for an interim impairment review of its trademark and goodwill.  Additionally, these changes in circumstances were also an indicator that the carrying amount of the customer list may not be recoverable.  We performed an interim impairment test for the trademark and a recoverability test for the customer list as of February 28, 2011.  For the customer list, we concluded that the carrying amount of this asset was recoverable.  However, for the Ojon trademark, we concluded that the carrying value exceeded its estimated fair value, which was based on the relief-from-royalty method.  As a result, we recognized an impairment charge of $7.0 million.  After adjusting the carrying value of the trademark, we completed an interim impairment test for goodwill and recorded an impairment charge for the remaining goodwill related to the Ojon reporting unit of $29.3 million, at the exchange rate in effect at that time.  The fair value of the reporting unit was based upon the income approach, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows.  In fiscal 2010, the income approach was used in conjunction with the market approach but due to the reporting unit’s existing negative margins, the market approach was deemed not applicable.  These impairment charges were reflected in the hair care and skin care product categories and in the Americas region.

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

Fiscal 2011 as Compared with Fiscal 2010

NET SALES

Net sales increased 13%, or $1,014.2 million, to $8,810.0 million, reflecting increases in all geographic regions and product categories.  Excluding the impact of foreign currency translation, net sales increased 12%.  During fiscal 2010, we undertook an initiative to identify certain underperforming stock keeping units (“SKUs”) for the purposes of evaluating their relevance to our long-term perfumery strategy in the Europe, the Middle East & Africa region.  Based on this evaluation, we decided to discontinue certain of these products in perfumeries and recorded a charge of approximately $31 million to reflect then-anticipated returns of products from participating retailers.  This resulted in a favorable comparison with fiscal 2010.

The following discussions of Net Sales by Product Categories and Geographic Regions exclude the impact of returns associated with restructuring activities of $4.6 million and $15.7 million recorded during fiscal 2011 and fiscal 2010, respectively.  We believe the following analysis of net sales better reflects the manner in which we conduct and view our business.

Product Categories

Skin Care

Net sales of skin care products increased 15%, or $491.5 million, to $3,718.6 million, reflecting the success of our strategic focus on growing this category.  The recent launches of the Re-Nutriv Ultimate Lift Age-Correcting and Hydrationist Collections, Idealist Even Skintone Illuminator and Idealist Cooling Eye Illuminator from Estée Lauder contributed incremental sales of approximately $102 million, combined.  Also contributing incremental sales to the category were the recent launches of Repairwear Laser Focus Wrinkle & UV Damage Corrector from Clinique and the Plantscription line of products from Origins of approximately $88 million, combined.  The recent launches of The Eye Balm Intense and The Radiant Serum from La Mer contributed additional sales of approximately $25 million, combined.  Increased sales of Advanced Night Repair Eye Synchronized Complex from Estée Lauder and Even Better Clinical Dark Spot Corrector from Clinique, which were launched in fiscal 2010, contributed approximately $232 million to the net sales growth.  Higher sales of the Time Zone line of products from Estée Lauder, Derma White Clinical from Clinique and The Regenerating Serum from La Mer contributed approximately $48 million to the increase.  These increases were partially offset by approximately $108 million of lower sales from existing products in the Advanced Night Repair line from Estée Lauder and Cyber White EX from Clinique.  Excluding the impact of foreign currency translation, skin care net sales increased 13%.

Makeup

Makeup net sales increased 13%, or $392.6 million, to $3,370.8 million. The increase in makeup net sales primarily reflected higher net sales from our makeup artist brands and the inclusion of Smashbox of approximately $322 million, combined.  The recent launches of Pure Color eyeshadow products and Pure Color Long Lasting Lipstick from Estée Lauder and Redness Solutions Makeup from Clinique contributed approximately $57 million, to the increase.  The higher results also reflect the favorable comparison to the prior year which included a charge related to our long-term perfumery strategy, as previously discussed, of approximately $27 million.  These increases were partially offset by lower sales of Prescriptives products due to the exit from the global wholesale distribution of the brand in fiscal 2010, as well as lower sales of Superfit Makeup from Clinique and Resilience Lift Extreme Makeup from Estée Lauder of approximately $45 million, combined.  Excluding the impact of foreign currency translation, makeup net sales increased 12%.

Fragrance

Net sales of fragrance products increased 9%, or $99.1 million, to $1,236.0 million.  Incremental sales from the recent launches of Estée Lauder pleasures bloom and Hilfiger Loud for Her contributed approximately $34 million to the category.  Higher sales of Coach Poppy, pureDKNY and various Jo Malone and Tom Ford fragrances contributed approximately $63 million to the increase.  Partially offsetting these increases were lower sales of DKNY Delicious Candy Apples, Estée Lauder Sensuous and I Am King Sean John of approximately $18 million, combined.  While results in fiscal 2011 reflect implementation of our long-term strategy for the category, we continue to expect challenges due to competitive dynamics.  Excluding the impact of foreign currency translation, fragrance net sales increased 8%.

Hair Care

Hair care net sales increased 4%, or $18.4 million, to $432.3 million, primarily reflecting the recent launches of Be Curly Style-Prep and Control Force from Aveda.  The category also benefited from net sales generated from expanded global distribution.  These increases were partially offset by the current-year reformulation of Ojon brand products, which was relaunched in the fourth quarter of fiscal 2011.  The impact of foreign currency translation on hair care net sales was de minimis.

Geographic Regions

Net sales in the Americas increased 10%, or $354.2 million, to $3,796.3 million.  The increase in the current year was primarily attributable to growth in the United States and Canada from our heritage and makeup artist brands, which benefited from an improved retail environment, new skin care and makeup product offerings and an increase in sales of higher-end prestige skin care products.  Net sales also reflected the addition of the Smashbox brand to our portfolio.  While partially offset by the exit from the global wholesale distribution of the Prescriptives brand and the current-year reformulation of Ojon brand products, all of these factors contributed to higher net sales in the United States and Canada of approximately $328 million.  We are continuing to work with retailers in the U.S. department store channel on strengthening the “High-Touch” concepts used to help market our products.  Net sales in Latin America increased approximately $26 million, reflecting growth in emerging markets such as Brazil. The growth in this region was partially offset by the impact of unfavorable exchange rates in Venezuela.  The impact of foreign currency translation on the Americas net sales was de minimis.

In Europe, the Middle East & Africa, net sales increased 14%, or $398.3 million, to $3,257.6 million, due to growth from our travel retail business and from most countries in the region and from each product category.  This reflects our strategy to strengthen our geographic presence and to succeed in the travel retail channel.  Approximately $306 million of the increased net sales came from our travel retail business, the United Kingdom, Russia, the Middle East, South Africa and France.  This was attributable to improved retail environments, successful launches of skin care products and higher combined sales from our makeup artist brands.  The net sales improvement in our travel retail business also reflected an increase in global airline passenger traffic, new points of distribution and benefits of programs designed to enhance consumers’ “High-Touch” experiences and convert travelers into purchasers.  The higher results also reflect the favorable comparison to the prior year which included a charge related to our long-term perfumery strategy of approximately $31 million, as previously discussed.  Partially offsetting these increases were lower net sales of approximately $13 million in the Balkans and Spain, primarily reflecting the economic situation in those markets.  The impact of foreign currency translation on Europe, the Middle East & Africa net sales was de minimis.

Net sales in Asia/Pacific increased 17%, or $250.6 million, to $1,760.7 million, reflecting growth from all countries in the region and each product category.  This reflects our strategy to strengthen and expand our geographic presence in Asia, particularly in China.  Approximately $181 million of this increase was generated in China, Hong Kong, Korea and Taiwan primarily reflecting strong sales of skin care products.  Our businesses in Japan and Australia continued to be challenged due to difficult economic conditions, but they reported net sales gains of approximately $33 million, which were generated from the strengthening of their respective currencies.  At this time, we believe the ongoing consequences of the disasters in Japan may continue for the short term, however, we cannot predict with certainty the magnitude or duration of the impact and we will continue to monitor the situation.  The region also benefited from the favorable impact of foreign currency translation.  Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 10%.

Although our financial performance in fiscal 2011 reflected improved economic conditions in certain countries, we expect the recent global economic uncertainties and volatility in financial markets will have an impact on our business.  Unless the current conditions worsen or are prolonged, the impact will not be significant.  We cannot predict with certainty the magnitude or duration of the impact of global economic uncertainties and volatilities or how it will vary across each of our geographic regions.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales decreased to 22.0% as compared with 23.5% in the prior year.  This improvement primarily reflected our efforts in connection with the Program, including favorable changes in the mix of our business of approximately 70 basis points and favorable manufacturing variances of 30 basis points.  Also contributing to the improvements of cost of sales margin was the favorable effect of exchange rates of 30 basis points and a decrease in obsolescence charges of approximately 20 basis points.

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

OPERATING EXPENSES

Operating expenses as a percentage of net sales decreased to 65.6% as compared with 66.4% in the prior year, and reflects the impact of the strong growth in net sales during fiscal 2011.  This improvement primarily reflected lower selling and shipping costs as a percentage of net sales of approximately 120 basis points due to various cost containment efforts implemented as part of the Program and a strategically focused approach to spending.  Also contributing to the improvement were a decrease in general and administrative costs as a percentage of net sales of 40 basis points, lower charges associated with restructuring activities of 20 basis points, lower charges associated with intangible asset impairments of 20 basis points and lower net losses from foreign exchange transactions of 10 basis points.  Partially offsetting these improvements were increased spending in advertising, merchandising and sampling costs in line with our strategy of 120 basis points and higher costs related to stock-based compensation of approximately 30 basis points.

Changes in advertising, merchandising and sampling spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

OPERATING RESULTS

Operating income increased 38%, or $299.5 million, to $1,089.4 million.  Operating margin improved to 12.4% of net sales as compared with 10.1% in the prior year, reflecting our higher gross margin and the decrease in our operating expense margin, as previously discussed.  The following discussions of Operating Results by Product Categories and Geographic Regions exclude the impact of total returns and charges associated with restructuring activities of $59.4 million, or 0.7% of net sales, in fiscal 2011 and $84.7 million, or 1.1% of net sales, in fiscal 2010.  We believe the following analysis of operating results better reflects the manner in which we conduct and view our business.

Product Categories

All product categories benefited from initiatives we implemented as part of the Program including a more strategically focused approach to spending.  Skin care operating income increased 37%, or $160.8 million, to $595.1 million, primarily reflecting improved results from all of our heritage brands driven by increased net sales from higher-margin product launches.  Makeup operating income increased 18%, or $77.0 million, to $493.8 million, primarily reflecting improved results from our makeup artist brands and from our larger heritage brands.  The higher results also reflect the favorable comparison to the prior year which included a charge to the category related to our long-term perfumery strategy, as previously discussed, of approximately $30 million.  Fragrance operating income increased over 100%, or $54.4 million, to $80.7 million, primarily reflecting higher net sales from Estée Lauder and designer fragrances driven by recent product launches, improved cost of goods and a more strategically focused approach to spending as part of our strategy to improve profitability.  Hair care operating results decreased 47%, or $2.9 million, reflecting the reformulation and relaunch of Ojon brand products in the fourth quarter of fiscal 2011.  This decrease was partially offset by higher results from Aveda.  The category also reflected goodwill and other intangible asset impairment charges of $33 million as compared with $36 million in the prior year.

Geographic Regions

Operating results in each of our geographic regions benefited from the initiatives we implemented as part of the Program and a more strategically focused approach to spending, as well as significant improvement in cost of sales from favorable product mix and enhanced inventory management, resulting in significant improvements in their operating income.

Operating income in the Americas increased 52%, or $83.4 million, to $244.9 million, reflecting strong sales from our heritage and makeup artist brands, partially offset by incremental spending in line with our strategy.

In Europe, the Middle East & Africa, operating income increased 30%, or $151.1 million, to $651.9 million, reflecting higher results from our travel retail business, Russia, the United Kingdom and the Middle East of approximately $94 million, combined.  Partially offsetting these improvements were lower results in the Balkans and Spain of approximately $9 million, combined.  The higher results also reflected a favorable comparison to the prior year which included a charge related to our long-term perfumery strategy, as previously discussed, of approximately $34 million.

In Asia/Pacific, operating income increased 19%, or $39.7 million, to $252.0 million.  Virtually all countries in the region reported higher operating results, led by approximately $46 million in China, Hong Kong, Taiwan and Malaysia, combined.  Partially offsetting these increases were lower operating results of approximately $7 million in Japan and Australia.  At this time, we believe the ongoing consequences of the disasters in Japan may continue for the short term, however, we cannot predict with certainty the magnitude or duration of the impact and we will continue to monitor the situation.

INTEREST EXPENSE, NET

Net interest expense was $63.9 million as compared with $74.3 million in the prior year.  Interest expense decreased primarily due to a reduction of debt balances that resulted from the $200 million debt tender offer we completed in the fourth quarter of fiscal 2010.

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

PROVISION FOR INCOME TAXES

The provision for income taxes represents U.S. federal, foreign, state and local income taxes.  The effective rate differs from the federal statutory rate primarily due to the effect of state and local income taxes, the taxation of foreign income and income tax reserve adjustments, which represent changes in our net liability for unrecognized tax benefits including tax settlements and lapses of the applicable statutes of limitations.  Our effective tax rate will change from year to year based on recurring and non-recurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, state and local income taxes, tax reserve adjustments, the ultimate disposition of deferred tax assets relating to stock-based compensation and the interaction of various global tax strategies.

The effective income tax rate for fiscal 2011 was 31.4% as compared with 29.9% in the prior year.  The increase in the effective income tax rate of 150 basis points was principally due to a decrease in favorable tax reserve adjustments as compared with the prior year.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

Net earnings attributable to The Estée Lauder Companies Inc. as compared with fiscal 2010 increased 47%, or $222.5 million, to $700.8 million and diluted net earnings per common share increased 46% from $2.38 to $3.48.  The results in the current year include the impact of total returns and charges associated with restructuring activities of $41.7 million, after tax, or $0.21 per diluted common share. The results in fiscal 2010 include the impact of total returns and charges associated with restructuring activities of $55.9 million, after tax, or $.28 per diluted common share and interest expense on debt extinguishment of $17.5 million, after tax, or $.09 per diluted common share.

Fiscal 2010 as Compared with Fiscal 2009

NET SALES

Net sales increased 6%, or $472.0 million, to $7,795.8 million, reflecting increases in Asia/Pacific and Europe, the Middle East & Africa, and, to a lesser extent, the Americas.  Net sales increases in the skin care, makeup and hair care product categories were partially offset by declines in the fragrance category.  Excluding the impact of foreign currency translation, net sales increased 5%.  The following discussions of Net Sales by Product Categories and Geographic Regions exclude the impact of returns associated with restructuring activities of $15.7 million recorded during fiscal 2010.  We believe the following analysis of net sales better reflects the manner in which we conduct and view our business.

Product Categories

Skin Care

Net sales of skin care products increased 12%, or $341.1 million, to $3,227.1 million, primarily reflecting our strategic focus on growing this category through creativity and innovation, particularly high growth segments, such as products that address the visible signs of aging.  The fiscal 2010 launches of Advanced Night Repair Synchronized Recovery Complex, Advanced Night Repair Eye Synchronized Complex, and Hydrationist Maximum Moisture Crème and Lotion from Estée Lauder contributed incremental sales of approximately $247 million, combined.  Also contributing to the category were the introductions of Even Better Clinical Dark Spot Corrector, Youth Surge Night Age Decelerating Night Moisturizer, and Even Better Skin Tone Correcting Moisturizer SPF 20 from Clinique, and The Regenerating Serum from La Mer, of approximately $88 million, combined.  Higher sales from existing products in Clinique’s 3-Step Skin Care System and the Re-Nutriv line of products from Estée Lauder contributed approximately $31 million to the increase.  These increases were partially offset by approximately $92 million of lower sales from existing products in the Advanced Night Repair and Perfectionist lines from Estée Lauder and in the Superdefense line from Clinique.  Excluding the impact of foreign currency translation, skin care net sales increased 9%.

Makeup

Makeup net sales increased 5%, or $147.3 million, to $2,978.2 million, primarily reflecting an increase of approximately $135 million from our makeup artist brands, driven by higher net sales outside the United States.  The fiscal 2010 launches of Even Better Makeup SPF 15 and Superbalanced Powder Makeup SPF 15 from Clinique and Resilience Lift Extreme Radiant Lifting Makeup SPF 15 from Estée Lauder, as well as higher sales of Double Wear Foundation from Estée Lauder and Vitamin C Lip Smoothie Antioxidant Lip Colour from Clinique, contributed approximately $74 million, combined, to the increase.  These increases were partially offset by lower sales of Prescriptives products due to the exit from the global wholesale distribution of the brand, as well as lower sales of High Impact Lip Color SPF 15 from Clinique and Artist’s Eye Pencils from Estée Lauder of approximately $50 million, combined.  During fiscal 2010, we undertook an initiative to identify certain underperforming SKUs for the purposes of evaluating their relevance to our long-term perfumery strategy in the Europe, the Middle East & Africa region.  Based on this evaluation, we decided to discontinue certain of these products in perfumeries and recorded a charge of approximately $27 million to reflect the anticipated returns of makeup products from participating retailers, subject to our returns approval policy.  Excluding the impact of foreign currency translation, makeup net sales increased 4%.

Fragrance

Net sales of fragrance products decreased 1%, or $14.0 million, to $1,136.9 million.  This decline was largely due to lower sales of certain designer fragrances, of which approximately $54 million was attributable to DKNY Delicious Night, Hilfiger Men, Sean John Unforgivable Woman, Sean John Unforgivable and DKNY Men.  Also contributing to the decrease were lower sales of Estée Lauder Sensuous and Clinique Happy of approximately $15 million, combined.  These declines were partially offset by incremental sales from the fiscal 2010 launches of pure DKNY, Very Hollywood Michael Kors and DKNY Delicious Candy Apples, as well as higher sales of DKNY Be Delicious Fresh Blossom, of approximately $53 million, combined.  The decrease in net sales was due in part to a more strategically focused approach to investment spending in this category.  Excluding the impact of foreign currency translation, fragrance net sales decreased 2%.

Hair Care

Hair care net sales increased 3%, or $11.5 million, to $413.9 million, primarily reflecting an increase in net sales of certain styling and hair color products, the fiscal 2010 launches of Smooth Infusion Glossing Straightener and Control Force from Aveda and sales generated from expanded distribution outside the United States.  This increase was partially offset by lower net sales in North America resulting from a soft salon retail environment and the closing of certain underperforming freestanding retail stores.  Excluding the impact of foreign currency translation, hair care net sales increased 2%.

Geographic Regions

Net sales in the Americas increased 1%, or $20.9 million, to $3,442.1 million.  This increase was primarily attributable to higher net sales of approximately $39 million in Canada and Latin America, reflecting a better-than-expected holiday selling season, new points of distribution and the favorable impact of foreign currency translation.  In the United States, net sales increases of Clinique skin care products, various designer fragrances and from our makeup artist brands were partially offset by lower sales of various Estée Lauder fragrances and from our hair care brands.  Together with the impact of the exit from the global wholesale distribution of the Prescriptives brand, all of these factors resulted in lower net sales in the United States of approximately $10 million.  Despite restocking to more normal levels by certain retailers, economic conditions in the Americas region, particularly in the department store channel, have negatively impacted our business.  To address these concerns, we introduced new “High-Touch” concepts and worked with retailers in the channel to improve consumer traffic.  Excluding the impact of foreign currency translation, net sales in the Americas were flat as compared with fiscal 2009.

In Europe, the Middle East & Africa, net sales increased 9%, or $248.0 million, to $2,859.3 million, reflecting growth from travel retail and from virtually all countries in the region and in each product category.  This reflects our strategy to strengthen our geographic presence and to succeed in the travel retail channel.  The region also benefited from the favorable impact of foreign currency translation.  Net sales increases of approximately $250 million were driven by our travel retail business, the United Kingdom, Russia, South Africa, Germany and Turkey, reflecting an improved retail environment, successful launches of skin care products and higher combined sales from our makeup artist brands.  The net sales improvement in our travel retail business also reflected a favorable comparison to fiscal 2009 due to an increase in global airline passenger traffic, new points of distribution, select customer restocking and benefits of programs designed to enhance the consumer’s “High-Touch” experience.  Partially offsetting these increases were lower net sales of approximately $13 million in the Balkans, primarily reflecting the economic situation in Greece.  Net sales for fiscal 2010 reflected a charge of approximately $31 million related to our long-term perfumery strategy discussed above.  Excluding the impact of foreign currency translation, net sales in Europe, the Middle East & Africa increased 8%.

Net sales in Asia/Pacific increased 16%, or $210.7 million, to $1,510.1 million, reflecting growth from all countries in the region and each product category.  This reflects our strategy to strengthen and expand our geographic presence in Asia, particularly in China.  The region also benefited from the favorable impact of foreign currency translation.  Approximately $184 million of this increase was generated in China, Korea, Hong Kong, Australia and Taiwan primarily reflecting strong sales of skin care products.  Australia and Korea also benefited significantly from foreign currency translation.  Our business in Japan continued to be challenged due to difficult economic conditions, as reported net sales increases were generated from the strengthening of the Japanese yen.  Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 10%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales decreased to 23.5% as compared with 25.7% in fiscal 2009.  This improvement primarily reflected our efforts in connection with the Program, including favorable changes in the mix of our business of approximately 70 basis points, a decrease in obsolescence charges of approximately 60 basis points and favorable manufacturing variances of 40 basis points.  Also contributing to the improvement in cost of sales margin were the favorable comparison to fiscal 2009 when we recorded excess overhead costs that were not expected to be recovered of approximately 30 basis points, and the favorable effect of exchange rates and a decrease in the timing and level of promotional activities of approximately 10 basis points, each.

OPERATING EXPENSES

Operating expenses as a percentage of net sales decreased to 66.4% as compared with 68.6% in fiscal 2009, and reflects the impact of the strong growth in net sales during fiscal 2010.  This improvement primarily reflected lower selling, shipping, general and administrative costs as a percentage of net sales of approximately 180 basis points due to various cost containment efforts implemented as part of the Program and a strategically focused approach to spending, lower charges associated with restructuring activities of 30 basis points, the favorable comparison to fiscal 2009 related to other intangible asset impairment charges of approximately 20 basis points and lower net losses from foreign exchange transactions of approximately 10 basis points.  Partially offsetting these improvements were higher strategic investment spending of approximately 10 basis points and higher advertising, sampling and merchandising costs of approximately 10 basis points.

Changes in advertising, sampling and merchandising spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

OPERATING RESULTS

Operating income increased 89%, or $371.5 million, to $789.9 million.  Operating margin improved to 10.1% of net sales as compared with 5.7% in fiscal 2009, reflecting our strategy to drive out non-value-added costs and increase financial discipline.  This, along with relatively strong net sales growth, resulted in a higher gross margin and the decrease in our operating expense margin as previously discussed.  The following discussions of Operating Results by Product Categories and Geographic Regions exclude the impact of total charges associated with restructuring activities of $84.7 million, or 1.1% of net sales, in fiscal 2010 and $91.7 million, or 1.3% of net sales, in fiscal 2009.  We believe the following analysis of operating results better reflects the manner in which we conduct and view our business.

Product Categories

All product categories benefited from initiatives we implemented as part of the Program including a more strategically focused approach to spending, as well as significant improvement in cost of sales from favorable product mix and enhanced inventory management.  Skin care operating income increased 48%, or $140.2 million, to $434.3 million, primarily reflecting improved results from our heritage brands driven by increased net sales primarily from recently-launched products with higher margins.  While the fiscal 2010 skin care results reflected charges of approximately $11 million related to goodwill, other intangible asset and long-lived asset impairments, it was a favorable comparison to fiscal 2009 when we recorded similar charges of approximately $36 million.  Makeup operating income increased 49%, or $137.0 million, to $416.8 million, primarily reflecting improved results from certain of our heritage brands and from our makeup artist brands.  The operating results for the makeup category also reflected the majority of the impact of the charge related to the discontinuation of certain SKUs, as previously discussed, which reflects the anticipated returns, as well as the write-off of related inventory on hand of approximately $30 million, combined.  Fragrance operating results improved over 100%, or $87.1 million, from a loss in fiscal 2009 to $26.3 million, primarily reflecting higher net sales of designer fragrances, a more strategically focused approach to spending reflecting our strategy to improve profitability, and a favorable comparison to fiscal 2009 when we recorded approximately $13 million of other intangible asset impairment charges.  Hair care operating results decreased over 100% or $7.3 million, to a loss of $6.2 million, primarily reflecting higher goodwill and other intangible asset impairments of approximately $27 million, partially offset by net sales growth outside the United States, the closing of certain underperforming retail stores in fiscal 2009 and savings generated from cost containment initiatives.

Geographic Regions

Operating results in each of our geographic regions benefited from the initiatives we implemented as part of the Program and a more strategically focused approach to spending, as well as significant improvement in cost of sales from favorable product mix and enhanced inventory management, resulting in significant improvements in their operating income.

Operating income in the Americas increased 40%, or $46.3 million, to $161.5 million, driven by the Program and a more measured approach to spending, particularly from our heritage brands and our makeup artist brands.  The increase also reflected a favorable comparison to fiscal 2009 when we recorded an excess overhead charge and a charge related to the degradation of a certain retailer of approximately $27 million, combined.  The increase in profitability was partially offset by lower net sales from the exit of the wholesale distribution of Prescriptives products, higher charges for goodwill, other intangible asset and long-lived asset impairments, and the impact of the recent economic events in Venezuela, as previously discussed.

In Europe, the Middle East & Africa, operating income increased over 100%, or $271.1 million, to $500.8 million, reflecting improvements in travel retail and virtually all countries in the region.  Higher results from our travel retail business and in Spain, Russia, the United Kingdom, Italy, France and Germany totaled approximately $243 million.  While the fiscal 2010 results reflected a charge of approximately $6 million related to other intangible asset impairment, it was a favorable comparison to fiscal 2009 when we recorded goodwill and other intangible asset impairment charges of approximately $25 million.  In addition, as previously discussed, we recorded a charge in fiscal 2010 related to our long-term perfumery strategy of approximately $34 million, combined.

In Asia/Pacific, operating income increased 29%, or $47.1 million, to $212.3 million.  Virtually all countries in the region reported higher operating results, led by Hong Kong, China, Japan, Taiwan, and Australia, which combined for approximately $39 million of the improvement.

INTEREST EXPENSE, NET

Net interest expense was $74.3 million as compared with $75.7 million in fiscal 2009.  Interest expense decreased primarily due to lower average debt balances and lower average interest rates on borrowings.  This change was partially offset by lower interest income due to lower average investment rates, partially offset by higher average investment balances.

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

PROVISION FOR INCOME TAXES

The provision for income taxes represents U.S. federal, foreign, state and local income taxes.  The effective rate differs from statutory rates primarily due to the effect of state and local income taxes, tax rates in foreign jurisdictions and income tax reserve adjustments, which represent changes in our net liability for unrecognized tax benefits including tax settlements and lapses of the applicable statutes of limitations.  Our effective tax rate will change from year to year based on recurring and non-recurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, state and local income taxes, tax reserve adjustments, the ultimate disposition of deferred tax assets relating to stock-based compensation and the interaction of various global tax strategies.

The effective rate for income taxes for fiscal 2010 was 29.9% as compared with 33.8% for fiscal 2009.  The decrease in the effective income tax rate of 390 basis points was primarily attributable to tax reserve adjustments including favorable tax settlements as well as lapses of statutes of limitations partially offset by a higher effective tax rate related to our foreign operations.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

Net earnings attributable to The Estée Lauder Companies Inc. as compared with fiscal 2009 increased over 100%, or $259.9 million, to $478.3 million and diluted net earnings per common share increased over 100% from $1.10 to $2.38.  The results in fiscal 2010 include the impact of total charges associated with restructuring activities of $55.9 million, after tax, or $.28 per diluted common share and interest expense on debt extinguishment of $17.5 million, after tax, or $.09 per diluted common share.  The results in fiscal 2009 include the impact of total charges associated with restructuring activities of $61.7 million, after tax, or $.31 per diluted common share.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad.  At June 30, 2011, we had cash and cash equivalents of $1,253.0 million compared with $1,120.7 million at June 30, 2010.  Our cash and cash equivalents are maintained at a number of financial institutions.  As of June 30, 2011, less than 25% of our total cash was insured by governmental agencies.  To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength and perform ongoing evaluations of these institutions to limit our concentration risk exposure.

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

Based on past performance and current expectations, we believe that cash on hand, cash generated from operations, available credit lines and access to credit markets will be adequate to support currently planned business operations, information systems enhancements, capital expenditures, potential stock repurchases, commitments and other contractual obligations on both a near-term and long-term basis.  Our cash and cash equivalents balance at June 30, 2011 includes approximately $508 million of cash in offshore jurisdictions associated with our permanent reinvestment strategy.  We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic debt or working capital obligations.

The effects of inflation have not been significant to our overall operating results in recent years.  Generally, we have been able to introduce new products at higher prices, increase prices and implement other operating efficiencies to sufficiently offset cost increases, which have been moderate.

Credit Ratings

Changes in our credit ratings will likely result in changes in our borrowing costs.  Our credit ratings also impact the cost of our revolving credit facility as discussed below.  Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing.  A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating.  As of August 15, 2011, our commercial paper is rated A-1 by Standard & Poor’s and P-1 by Moody’s and our long-term debt is rated A with a stable outlook by Standard & Poor’s and A2 with a stable outlook by Moody’s.

Debt

At June 30, 2011, our outstanding borrowings were as follows:

	Long-term Debt	Current Debt	Total Debt
	(In millions)

6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (1) (6)	$296.4	$—	$296.4
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”) (2)	197.7	—	197.7
5.55% Senior Notes, due May 15, 2017 (“2017 Senior Notes”) (3) (6)	341.5	—	341.5
7.75% Senior Notes, due November 1, 2013 (“2013 Senior Notes”) (4) (6)	230.0	—	230.0
6.00% Senior Notes, due January 15, 2012 (“2012 Senior Notes”) (5)	—	119.4	119.4
Other borrowings	14.5	18.6	33.1
	$1,080.1	$138.0	$1,218.1

(1)             Consists of $300.0 million principal and unamortized debt discount of $3.6 million.

(2)             Consists of $200.0 million principal and unamortized debt discount of $2.3 million.

(3)             Consists of $300.0 million principal, unamortized debt discount of $0.3 million and a $41.8 million adjustment to reflect the fair value of outstanding interest rate swaps.

(4)             Consists of $230.1 million principal and unamortized debt discount of $0.1 million.

(5)             Consists of $120.0 million principal and a $0.6 million adjustment to reflect the remaining termination value of an interest rate swap that is being amortized to interest expense over the life of the debt.

(6)             As of June 30, 2011, we were in compliance with all restrictive covenants, including limitations on indebtedness and liens, and expect continued compliance.

We have a $750.0 million commercial paper program under which we may issue commercial paper in the United States.  At June 30, 2011, there was no commercial paper outstanding.  We also have $205.4 million in additional uncommitted credit facilities, of which $10.6 million was used as of June 30, 2011.  We do not anticipate difficulties in securing this form of working capital financing.

In July 2011, we replaced our undrawn $750.0 million senior unsecured revolving credit facility that was set to expire on April 26, 2012 (the “Prior Facility”), with a new $1.0 billion senior unsecured revolving credit facility that expires on July 14, 2015 (the “New Facility”).  The New Facility may be used to provide credit support for our commercial paper program and for general corporate purposes.  As with the Prior Facility, up to the equivalent of $250 million of the New Facility is available for multi-currency loans.  The interest rate on borrowings under the New Facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or ½% plus the Federal funds rate.  We incurred costs of approximately $1.2 million to establish the New Facility which will be amortized over the term of the facility.  The New Facility has an annual fee of $0.7 million, payable quarterly, based on our current credit ratings.  The New Facility also contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $100.0 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under this facility.

As of June 30, 2011, we were in compliance with all financial and other restrictive covenants relating to the Prior Facility, including limitations on indebtedness and liens, and expect continued compliance with similar restrictive covenants in the New Facility.  The financial covenant in the Prior Facility required an interest expense coverage ratio of greater than 3:1 as of the last day of each fiscal quarter.  There is no such covenant under the New Facility.  The interest expense coverage ratio was defined in the Prior Facility as the ratio of Consolidated EBITDA (which does not represent a measure of our operating results as defined under U.S. generally accepted accounting principles) to Consolidated Interest Expense and was calculated as stipulated in the Prior Facility as follows:

Twelve Months Ended June 30, 2011 (1)
($ in millions)

Consolidated EBITDA:
Net earnings attributable to The Estée Lauder Companies Inc.	$700.8
Add:
Provision for income taxes	321.7
Interest expense, net (2)	63.9
Depreciation and amortization (3)	298.1
Extraordinary non-cash charges (4) (5)	47.4
Less:
Extraordinary non-cash gains (5)	—
$1,431.9

Consolidated Interest Expense:
Interest expense, net	$63.9

Interest expense coverage ratio	22 to 1

(1)             In accordance with the Prior Facility, this period represents the four most recent quarters.

(2)             Includes interest expense, net and interest expense on debt extinguishment.

(3)             Excludes amortization of debt discount, and derivative and debt issuance costs as they are already included in interest expense, net.

(4)             Includes goodwill and other intangible asset impairments and non-cash charges associated with restructuring activities.

(5)             As provided for in the Prior Facility.

We have a fixed rate promissory note agreement with a financial institution pursuant to which we may borrow up to $150.0 million in the form of loan participation notes through one of our subsidiaries in Europe.  The interest rate on borrowings under this agreement is at an all-in fixed rate determined by the lender and agreed to by us at the date of each borrowing.  At June 30, 2011, no borrowings were outstanding under this agreement.  Debt issuance costs incurred related to this agreement were de minimis.

We have an overdraft borrowing agreement with a financial institution pursuant to which our subsidiary in Turkey may be credited to satisfy outstanding negative daily balances arising from its business operations.  The total balance outstanding at any time shall not exceed 40.0 million Turkish lira ($24.6 million at the exchange rate at June 30, 2011).  The interest rate applicable to each such credit shall be up to a maximum of 175 basis points per annum above the spot rate charged by the lender or the lender’s floating call rate agreed to by us at each borrowing.  There were no debt issuance costs incurred related to this agreement.  The outstanding balance at June 30, 2011 ($8.2 million at the exchange rate at June 30, 2011) is classified as short-term debt in our consolidated balance sheet.

We have a 1.5 billion Japanese yen ($18.7 million at the exchange rate at June 30, 2011) revolving credit facility that expires on March 31, 2012.  The interest rate on borrowings under this credit facility is based on TIBOR (Tokyo Interbank Offered Rate) plus .75% and the facility fees incurred on the undrawn balance is 25 basis points.  At June 30, 2011, no borrowings were outstanding under this facility.

Total debt as a percent of total capitalization (excluding noncontrolling interest) decreased to 32% at June 30, 2011 from 39% at June 30, 2010, primarily as a result of the an increase in stockholders’ equity, driven by higher net earnings during fiscal 2011.

Cash Flows

Net cash provided by operating activities was $1,027.0 million, $956.7 million and $696.0 million in fiscal 2011, 2010 and 2009, respectively.  Cash flows from operating activities increased in fiscal 2011 as compared with fiscal 2010, primarily reflecting the increase in net earnings and the timing and level of accrued income taxes.  This increase was partially offset by an increase in accounts receivable balances due to timing of collections, as well as lower levels of accounts payable due to timing of payments and an increase in inventory in line with forecasted sales activity and to ensure acceptable levels of service.  The increase in operating cash flows in fiscal 2010 as compared with fiscal 2009 primarily reflected higher net earnings, an increase in accounts payable due to the timing of payments and, to a lesser extent, a decrease in accounts receivable.  This increase also reflected higher accrued employee compensation and advertising, merchandising and sampling, partially offset by higher cash paid in fiscal 2010 for restructuring and severance.  These changes were partially offset by the building of safety stock for the April 2010 implementation of SAP at our North American manufacturing plants, the fiscal 2009 impact of significant inventory reductions, and higher discretionary pension contributions.  Approximately $60 million of the change in deferred income taxes was offset by a correlative change in noncurrent accrued income taxes, reflecting the balance sheet presentation of unrecognized tax benefits.

Net cash used for investing activities was $606.9 million, $281.4 million and $339.5 million in fiscal 2011, 2010 and 2009, respectively.  The increase in cash flows used for investing activities as compared with fiscal 2010 primarily reflected the July 2010 acquisition of Smashbox Beauty Cosmetics, as well as higher cash payments for counters and computer hardware and software.  The decrease in investing cash outflows during fiscal 2010 as compared with fiscal 2009 primarily reflected lower acquisition activity in fiscal 2010 as compared with the acquisitions of Applied Genetics Incorporated Dermatics and businesses engaged in the wholesale distribution and retail sale of Aveda products in fiscal 2009.  The change also reflected lower cash payments in fiscal 2010 related to counters and leasehold improvements.

Net cash used for financing activities was $313.1 million and $406.1 million in fiscal 2011 and 2010, respectively, and net cash provided by financing activities was $125.8 million in fiscal 2009.  The decrease in net cash flows used for financing activities reflected a favorable comparison with fiscal 2010 which included the partial redemption of the 2012 and 2013 Senior Notes.  This favorable comparison was offset by an increase in treasury stock purchases and an increase in the common stock dividends during fiscal 2011.  Subsequent to June 30, 2011, we purchased approximately 2.8 million additional shares of Class A Common Stock for $280.1 million pursuant to our share repurchase program.  The change in net cash flows used for financing activities in fiscal 2010 as compared with net cash flows provided by financing activities in fiscal 2009 was primarily driven by the fiscal 2009 net proceeds from the issuance of the 2013 Senior Notes and the fiscal 2010 partial redemption of the 2012 and 2013 Senior Notes.  Also contributing to this change was an increase in treasury stock purchases and repayments related to Ojon promissory notes, partially offset by higher cash inflows from stock option exercises and the fiscal 2009 repayment of commercial paper borrowings.

Dividends

On November 9, 2010, the Board of Directors declared an annual dividend of $.75 per share on our Class A and Class B Common Stock, of which an aggregate of $148.0 million was paid on December 15, 2010 to stockholders of record at the close of business on November 29, 2010.  The annual common stock dividend declared during fiscal 2010 was $.55 per share, of which an aggregate of $109.1 million was paid on December 16, 2009 to stockholders of record at the close of business on November 30, 2009.

Pension and Post-retirement Plan Funding

Several factors influence the annual funding requirements for our pension plans.  For the U.S. Qualified Plan, our funding policy consists of annual contributions at a rate that provides for future plan benefits and maintains appropriate funded percentages.  Such contribution is not less than the minimum required by the Employee Retirement Income Security Act of 1974, as amended, (“ERISA”) and subsequent pension legislation, and is not more than the maximum amount deductible for income tax purposes.  For each international plan, our funding policies are determined by local laws and regulations.  In addition, amounts necessary to fund future obligations under these plans could vary depending on estimated assumptions as detailed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”  The effect of our pension plan funding on future operating results will depend on economic conditions, employee demographics, mortality rates, the number of participants electing to take lump-sum distributions, investment performance and funding decisions.

For the U.S. Qualified Plan, we maintain an investment strategy of matching the duration of a substantial portion of the plan assets with the duration of the underlying plan liabilities.  This strategy assisted in maintaining a funded ratio of more than 100% as of June 30, 2011.  For fiscal 2011 and 2010, we met or exceeded all minimum contributions required by ERISA for the U.S. Qualified Plan.  Nevertheless, we made discretionary cash contributions totaling $35.6 million and $39.0 million to the U.S. Qualified Plan during fiscal 2011 and 2010, respectively.  We made discretionary cash contributions to our post-retirement plan in the United States of $8.4 million and $6.0 million during fiscal 2011 and 2010, respectively.  At this time, we do not expect to make cash contributions to the U.S. Qualified Plan or our post-retirement plan in the United States during fiscal 2012.  However, as we continue to monitor the performance of our plan assets, we may decide to make discretionary contributions.

For fiscal 2011 and 2010, we made benefit payments under our non-qualified domestic noncontributory pension plan of $8.8 million and $7.7 million, respectively.  We expect to make benefit payments under this plan during fiscal 2012 of approximately $10 million.  For fiscal 2011 and 2010, we made cash contributions to our international defined benefit pension plans of $34.1 million and $68.2 million, respectively.  We expect to make contributions under these plans during fiscal 2012 of approximately $16 million.

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

For additional contingencies refer to “Item 3. Legal Proceedings.”

Contractual Obligations

The following table summarizes scheduled maturities of our contractual obligations for which cash flows are fixed and determinable as of June 30, 2011:

		Payments Due in Fiscal
	Total	2012	2013	2014	2015	2016	Thereafter
	(In millions)

Debt service (1)	$2,043.3	$202.1	$67.7	$285.2	$46.2	$46.2	$1,395.9
Operating lease commitments (2)	1,364.4	247.7	218.7	182.6	153.1	129.3	433.0
Unconditional purchase obligations (3)	1,881.5	810.8	275.1	169.5	165.1	105.3	355.7
Gross unrecognized tax benefits and interest — current (4)	13.0	13.0	—	—	—	—	—
Total contractual obligations	$5,302.2	$1,273.6	$561.5	$637.3	$364.4	$280.8	$2,184.6

(1)             Includes long-term and short-term debt and the related projected interest costs, and to a lesser extent, capital lease commitments. Interest costs on long-term and short-term debt are projected to be $71.5 million in fiscal 2012, $64.3 million in fiscal 2013, $55.1 million in fiscal 2014, $46.2 million in fiscal 2015, $46.2 million in fiscal 2016 and $595.9 million thereafter. Projected interest costs on variable rate instruments were calculated using market rates at June 30, 2011. Refer to “Item 8. Financial Statements and Supplementary Data — Note 10 — Debt.”

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

(3)             Unconditional purchase obligations primarily include inventory commitments, estimated future earn-out payments, estimated royalty payments pursuant to license agreements, advertising commitments, capital improvement commitments, planned funding of pension and other post-retirement benefit obligations, commitments pursuant to executive compensation arrangements, obligations related to our cost savings initiatives and acquisitions. Future earn-out payments and future royalty and advertising commitments were estimated based on planned future sales for the term that was in effect at June 30, 2011, without consideration for potential renewal periods.

(4)             Refer to “Item 8. Financial Statements and Supplementary Data — Note 8 — Income Taxes” for information regarding unrecognized tax benefits. As of June 30, 2011, the noncurrent portion of our unrecognized tax benefits, including related accrued interest and penalties was $129.5 million. At this time, the settlement period for the noncurrent portion of the unrecognized tax benefits, including related accrued interest and penalties, cannot be determined and therefore was not included.

Derivative Financial Instruments and Hedging Activities

We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments.  We enter into foreign currency forward and may enter into option contracts to reduce the effects of fluctuating foreign currency exchange rates and interest rate derivatives to manage the effects of interest rate movements on our aggregate liability portfolio.  We also enter into foreign currency forward and option contracts, not designated as hedging instruments, to mitigate the change in fair value of specific assets and liabilities on the balance sheet.  We do not utilize derivative financial instruments for trading or speculative purposes.  Costs associated with entering into these derivative financial instruments have not been material to our consolidated financial results.

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

Foreign Exchange Risk Management

We enter into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with our identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that we receive from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  We may also enter into foreign currency option contracts to hedge anticipated transactions.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as foreign currency cash-flow hedges and have varying maturities through the end of March 2013.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology.  The ineffective portion of both foreign currency forward and option contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income (loss) are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in accumulated other comprehensive income (loss) are reclassified to current-period earnings.  As of June 30, 2011, these foreign currency cash-flow hedges were highly effective in all material respects.

At June 30, 2011, the Company had foreign currency forward contracts in the amount of $1,490.7 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the Swiss franc ($284.9 million), British pound ($273.5 million), Canadian dollar ($210.1 million), Euro ($164.6 million), Australian dollar ($110.7 million), Korean won ($77.9 million) and Russian ruble ($45.2 million).

Interest Rate Risk Management

We enter into interest rate derivative contracts to manage the exposure to interest rate fluctuations on our funded indebtedness and anticipated issuance of debt for periods consistent with the identified exposures.  During fiscal 2011, we terminated our interest rate swap agreements with a notional amount totaling $250.0 million which had effectively converted the fixed rate interest on our outstanding 2017 Senior Notes to variable interest rates.  The instrument, which was classified as an asset, had a fair value of $47.4 million at the date of cash settlement.  Hedge accounting treatment was discontinued prospectively and the fair value adjustment to the carrying amount of the related debt is being amortized against interest expense over the remaining life of the debt.

Credit Risk

As a matter of policy, we only enter into derivative contracts with counterparties that have at least an “A” (or equivalent) credit rating.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $15.0 million at June 30, 2011.  To manage this risk, we have established counterparty credit guidelines that are continually monitored and reported to management.  Accordingly, management believes risk of loss under these hedging contracts is remote.

Certain of our derivative financial instruments contain credit-risk-related contingent features.  As of June 30, 2011, we were in a net liability position for certain derivative contracts that contain such features with two counterparties.  The fair value of those contracts as of June 30, 2011 was approximately $3.4 million and we were in compliance with such credit-risk-related contingent features.

Market Risk

We use a value-at-risk model to assess the market risk of our derivative financial instruments.  Value-at-risk represents the potential losses for an instrument or portfolio from adverse changes in market factors for a specified time period and confidence level.  We estimate value-at-risk across all of our derivative financial instruments using a model with historical volatilities and correlations calculated over the past 250-day period.  The high, low and average measured value-at-risk during fiscal 2011 related to our foreign exchange contracts is as follows:

	Year Ended June 30, 2011
(In millions)	High	Low	Average

Foreign exchange contracts	$31.7	$19.8	$24.9

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to “Item 8. Financial Statements and Supplementary Data — Note 2 — Summary of Significant Accounting Policies” for discussion regarding the impact of accounting standards that were recently issued but not yet effective, on our consolidated financial statements.

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

(17) the timing and impact of acquisitions and divestitures, which depend on willing sellers and buyers, respectively; and

(18) additional factors as described in our filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

We assume no responsibility to update forward-looking statements made herein or otherwise.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is set forth in Item 7 of this Annual Report on Form 10-K under the caption “Liquidity and Capital Resources — Market Risk” and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

The information required by this item appears beginning on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure.  The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2011 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

As part of our Strategic Modernization Initiative, we anticipate the continued migration of our operations to SAP, with the majority of our locations being enabled through fiscal 2013.  In April 2011, we implemented SAP at certain international locations.  Based on management’s evaluation, the necessary steps were taken to monitor and maintain appropriate internal control over financial reporting during the quarter ended June 30, 2011.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting and the report of independent registered public accounting firm on our internal control over financial reporting are incorporated herein from pages F-2 and F-3, respectively.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item, not already provided herein under “Item 1. Business — Executive Officers,” will be included in our Proxy Statement for the 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”).  The 2011 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2011 and such information is incorporated herein by reference.

Item 11.  Executive Compensation.

The information required by this Item 11 (Executive Compensation) of Form 10-K will be included in the 2011 Proxy Statement.  The 2011 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2011 and such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item, not already provided under “Equity Compensation Plan Information” as set forth below, will be included in the 2011 Proxy Statement.  The 2011 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2011 and such information is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of June 30, 2011 and does not include grants made or cancelled and options exercised after such date.  The securities that may be issued consist solely of shares of our Class A Common Stock and all plans were approved by stockholders of the Company.

Equity Compensation Plan Information as of June 30, 2011

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(a)	10,831,987(b)	$ 45.73(c)	14,194,602(d)

(a)                                            Includes the Fiscal 1996 Share Incentive Plan (the “1996 Plan”), Fiscal 1999 Share Incentive Plan (the “1999 Plan”), Amended and Restated Fiscal 2002 Share Incentive Plan (the “2002 Plan”) and the Non-Employee Director Share Incentive Plan (the “Director Plan”).

(b)                                           Consists of 8,486,229 shares issuable upon exercise of outstanding options, 1,435,159 shares issuable upon conversion of outstanding Restricted Stock Units, 721,389 shares issuable upon conversion of outstanding Performance Share Units (“PSUs”) (assuming maximum payout and approval by the Stock Plan Subcommittee of our Board of Directors of expected payouts for PSUs vested as of June 30, 2011), 29,210 shares issuable upon conversion of Share Units and 160,000 shares issuable upon conversion of an outstanding market share unit (assuming maximum payout).

(c)                                            Calculated based upon outstanding options in respect of 10,831,987 shares of our Class A Common Stock.

(d)                                           The 2002 Plan authorizes the Stock Plan Subcommittee of our Board of Directors to grant shares and benefits other than stock options.  As of June 30, 2011, there were 14,194,602 shares of Class A Common Stock available for issuance under the 2002 Plan (subject to the approval by the Stock Plan Subcommittee of expected payouts for PSUs vested as of June 30, 2010).  Shares underlying grants cancelled or forfeited under the 1999 Plan may be used for grants under the 2002 Plan.  Shares underlying grants cancelled or forfeited under the 1996 Plan and certain 1995 employment agreements also may be used for grants under the 2002 Plan.  The Director Plan provides for an annual grant of options and a grant of either additional options or stock units to non-employee directors.  In fiscal 2012, the plan was amended to eliminate the ability of directors to choose additional options.  As of June 30, 2011, there were 137,778 shares available for issuance under the Director Plan.

If all of the outstanding options, warrants, rights, stock units and share units, as well as the securities available for future issuance, included in the first and third columns in the table above were converted to shares of Class A Common Stock as of June 30, 2011, the total shares of Common Stock outstanding (i.e. Class A plus Class B) would increase 13% to 222,308,061.  At June 30, 2011, all the outstanding options (i.e. in respect of 8,486,229 shares of Class A Common Stock) were, exercisable at prices less than $105.19, the closing price on June 30, 2011.  Assuming the exercise of only in-the-money options, the total shares outstanding would increase by 4% to 205,767,701.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in the 2011 Proxy Statement.  The 2011 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2011 and such information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item will be included in the 2011 Proxy Statement.  The 2011 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2011 and such information is incorporated herein by reference.

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

4.11	Global Note for 7.750% Senior Notes due 2013 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on November 4, 2008) (SEC File No. 1-14064).*

10.1	Stockholders’ Agreement, dated November 22, 1995 (filed as Exhibit 10.1 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

10.1a	Amendment No. 1 to Stockholders’ Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 30, 1996) (SEC File No. 1-14064).*

10.1b	Amendment No. 2 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 28, 1997) (SEC File No. 1-14064).*

10.1c	Amendment No. 3 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on April 29, 1997) (SEC File No. 1-14064).*

10.1d	Amendment No. 4 to Stockholders’ Agreement (filed as Exhibit 10.1d to our Annual Report on Form 10-K filed on September 18, 2000) (SEC File No. 1-14064).*

10.1e	Amendment No. 5 to Stockholders’ Agreement (filed as Exhibit 10.1e to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).*

10.1f	Amendment No. 6 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 27, 2005) (SEC File No. 1-14064).*

10.1g	Amendment No. 7 to Stockholders’ Agreement (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).*

10.2	Registration Rights Agreement, dated November 22, 1995 (filed as Exhibit 10.2 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

10.2a	First Amendment to Registration Rights Agreement (filed as Exhibit 10.3 to our Annual Report on Form 10-K filed on September 10, 1996) (SEC File No. 1-14064).*

10.2b	Second Amendment to Registration Rights Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on April 29, 1997) (SEC File No. 1-14064).*

10.2c	Third Amendment to Registration Rights Agreement (filed as Exhibit 10.2c to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).*

10.2d	Fourth Amendment to Registration Rights Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 29, 2004) (SEC File No. 1-14064).*

10.3	Fiscal 1999 Share Incentive Plan dated November 5, 1998 (filed as Exhibit 4(c) to our Registration Statement on Form S-8 (No. 333-66851) filed on November 5, 1998) (SEC File No. 1-14064).* †

10.3a	Form of Stock Option Agreement under Fiscal 1999 Share Incentive Plan (filed as Exhibit 10.3b to our Annual Report on Form 10-K filed on September 3, 2004) (SEC File No. 1-14064).* †

10.4	The Estee Lauder Companies Retirement Growth Account Plan, as amended (filed as Exhibit 10.4 to our annual Report on Form 10-K filed on August 20, 2010) (SEC File No. 1-14064).*†

10.5	The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.5 to our annual Report on Form 10-K filed on August 20, 2010) (SEC File No. 1-14064).*†

10.6	Executive Annual Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2008) (SEC File No. 1-14064).* †

10.7	Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

10.7a	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8a to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).* †

10.7b	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 10, 2005) (SEC File No. 1-14064).* †

10.7c	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 5, 2009) (SEC File No. 1-14064).* †

10.7d	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.7e	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).* †

10.8	Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 17, 2010) (SEC File No. 1-14064).* †

10.9	Employment Agreement with Fabrizio Freda (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2007) (SEC File No. 1-14064). * †

10.9a	Amendment to Employment Agreement with Fabrizio Freda (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 27, 2009) (SEC File No. 1-14064). * †

10.9b	Employment Agreement with Fabrizio Freda (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 11, 2011) (SEC File No. 1-14064). * †

10.10	Employment Agreement with Richard W. Kunes (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 2, 2009) (SEC File No. 1-14064).* †

10.11	Employment Agreement with John Demsey (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 24, 2010) (SEC File No. 1-14064).* †

10.12	Employment Agreement with Cedric Prouvé (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on October 28, 2008) (SEC File No. 1-14064).* †

10.12a	Amendment to Employment Agreement with Cedric Prouvé (filed as Exhibit 10.9 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.13	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (filed as Exhibit 10.14 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

10.14	Form of Deferred Compensation Agreement (stock-based) with Outside Directors (filed as Exhibit 10.15 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

10.15

The Estee Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended and restated on November 9, 2007) (filed as Exhibit 99.1 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).*†

10.15a	The Estee Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended on July 14, 2011). †

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

Form of Restricted Stock Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.17s

Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).* †

10.17t

Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).* †

10.17u

Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).* †

10.17v

Form of Restricted Stock Unit Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).* †

10.17w

Form of Restricted Stock Unit Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).* †

10.17x	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 12, 2010) (SEC File No. 1-14064).* †

10.17y	Form of Market Share Unit Agreement (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 11, 2011) (SEC File No. 1-14064).* †

10.18	Summary of Compensation For Non-Employee Directors of the Company (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on May 17, 2005) (SEC File No. 1-14064).* †

10.19

$750 Million Credit Agreement, dated April 26, 2007, by and among The Estée Lauder Companies Inc., Estee Lauder Inc., the Eligible Subsidiaries, as defined therein, the lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent (“JPMCB”), Bank of America, N.A. and Citibank, N.A., as syndication agents, Bank of Tokyo-Mitsubishi Trust Company and BNP Paribas, as documentation agents and Citigroup Global Markets Inc. and JPMCB, as joint book runners and joint lead arrangers (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.19a

$1 Billion Credit Agreement, dated as of July 14, 2011, by and among The Estée Lauder Companies Inc. (the “Company”), Estee Lauder Inc., a direct wholly-owned subsidiary of the Company, the Eligible Subsidiaries of the Company, as defined therein, the lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A. and BNP Paribas, as syndication agents, and Bank of America, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as documentation agents (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 14, 2011) (SEC File No. 1-14064).*

10.20

Services Agreement, dated January 1, 2003, among Estee Lauder Inc., Melville Management Corp., Leonard A. Lauder, and William P. Lauder (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.21

Services Agreement, dated November 22, 1995, between Estee Lauder Inc. and RSL Investment Corp. (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.22

Agreement of Sublease and Guarantee of Sublease, dated April 1, 2005, among Aramis Inc., RSL Management Corp., and Ronald S. Lauder (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.22a

First Amendment to Sublease, dated February 28, 2007, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.22b

Second Amendment to Sublease, dated January 27, 2010, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.22c

Third Amendment to Sublease, dated November 3, 2010, between Aramis Inc., and RSL Management Corp. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 4, 2011) (SEC File No. 1-14064).*

10.23	Form of Art Loan Agreement between Lender and Estee Lauder Inc. (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC file No. 1-14064).*

10.24

Creative Consultant Agreement, dated April 6, 2011, between Estee Lauder Inc. and Aerin Lauder Zinterhofer (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 8, 2011) (SEC File No. 1-14064).* †

10.25

License Agreement, dated April 6, 2011, by and among Aerin LLC, Aerin Lauder Zinterhofer and Estee Lauder Inc. (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on April 8, 2011) (SEC File No. 1-14064).*

21.1	List of significant subsidiaries.

23.1	Consent of KPMG LLP.

24.1	Power of Attorney.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

101.INS	XBRL Instance Document‡

101.SCH	XBRL Taxonomy Extension Schema Document‡

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡

101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡

*      Incorporated herein by reference.

†      Exhibit is a management contract or compensatory plan or arrangement.

‡      Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purposes of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchanges Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ESTÉE LAUDER COMPANIES INC.

	By	/s/ RICHARD W. KUNES
Richard W. Kunes
Executive Vice President and Chief Financial Officer
Date: August 22, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title (s)	Date

FABRIZIO FREDA*	President, Chief Executive Officer	August 22, 2011
Fabrizio Freda	and a Director
(Principal Executive Officer)

WILLIAM P. LAUDER*	Executive Chairman	August 22, 2011
William P. Lauder	and a Director

LEONARD A. LAUDER*	Director	August 22, 2011
Leonard A. Lauder

CHARLENE BARSHEFSKY*	Director	August 22, 2011
Charlene Barshefsky

ROSE MARIE BRAVO*	Director	August 22, 2011
Rose Marie Bravo

WEI SUN CHRISTIANSON*	Director	August 22, 2011
Wei Sun Christianson

PAUL J. FRIBOURG*	Director	August 22, 2011
Paul J. Fribourg

MELLODY HOBSON*	Director	August 22, 2011
Mellody Hobson

IRVINE O. HOCKADAY, JR.*	Director	August 22, 2011
Irvine O. Hockaday, Jr.

AERIN LAUDER*	Director	August 22, 2011
Aerin Lauder

JANE LAUDER*	Director	August 22, 2011
Jane Lauder

RICHARD D. PARSONS*	Director	August 22, 2011
Richard D. Parsons

LYNN FORESTER DE ROTHSCHILD*	Director	August 22, 2011
Lynn Forester de Rothschild

BARRY S. STERNLICHT*	Director	August 22, 2011
Barry S. Sternlicht

RICHARD F. ZANNINO*	Director	August 22, 2011
Richard F. Zannino

/s/ RICHARD W. KUNES	Executive Vice President and	August 22, 2011
Richard W. Kunes	Chief Financial Officer
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

Management’s Report on Internal Control over Financial Reporting

Management of The Estée Lauder Companies Inc. (including its subsidiaries) (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) of the Securities Exchange Act of 1934, as amended).

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

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, the Company’s management has concluded that, as of June 30, 2011, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

/s/ Fabrizio Freda	/s/ Richard W. Kunes
Fabrizio Freda	Richard W. Kunes
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

August 22, 2011

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders

The Estée Lauder Companies Inc.:

We have audited The Estée Lauder Companies Inc. and subsidiaries’ (“the Company”) internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The Estée Lauder Companies Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Estée Lauder Companies Inc. and subsidiaries as of June 30, 2011 and 2010, and the related consolidated statements of earnings, equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended June 30, 2011, and our report dated August 22, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York
August 22, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Estée Lauder Companies Inc.:

We have audited the accompanying consolidated balance sheets of The Estée Lauder Companies Inc. and subsidiaries (“the Company”) as of June 30, 2011 and 2010, and the related consolidated statements of earnings, equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended June 30, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed on the index on page F-1.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Estée Lauder Companies Inc. and subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2011, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Estée Lauder Companies Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 22, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

The Company changed its methods of accounting for business combinations and non-controlling interests in fiscal 2010.

/s/ KPMG LLP

New York, New York
August 22, 2011

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended June 30
	2011	2010	2009
	(In millions, except per share data)

Net Sales	$8,810.0	$7,795.8	$7,323.8
Cost of sales	1,936.9	1,829.4	1,881.6

Gross Profit	6,873.1	5,966.4	5,442.2

Operating expenses
Selling, general and administrative	5,696.7	5,067.0	4,883.9
Restructuring and other special charges	49.0	61.1	76.8
Goodwill impairment	29.3	16.6	14.3
Impairment of other intangible and long-lived assets	8.7	31.8	48.8
Total operating expenses	5,783.7	5,176.5	5,023.8

Operating Income	1,089.4	789.9	418.4

Interest expense, net	63.9	74.3	75.7
Interest expense on debt extinguishment	—	27.3	—
Earnings before Income Taxes	1,025.5	688.3	342.7

Provision for income taxes	321.7	205.9	115.9
Net Earnings	703.8	482.4	226.8

Net earnings attributable to noncontrolling interests	(3.0)	(4.1)	(8.4)
Net Earnings Attributable to The Estée Lauder Companies Inc.	$700.8	$478.3	$218.4

Net earnings attributable to The Estée Lauder Companies Inc. per common share
Basic	$3.56	$2.42	$1.11
Diluted	$3.48	$2.38	$1.10

Weighted average common shares outstanding
Basic	197.0	197.7	196.3
Diluted	201.2	200.7	197.7

Cash dividends declared per common share	$.75	$.55	$.55

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED BALANCE SHEETS

	June 30
	2011	2010
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$1,253.0	$1,120.7
Accounts receivable, net	945.6	746.2
Inventory and promotional merchandise, net	995.6	826.6
Prepaid expenses and other current assets	492.3	427.5
Total current assets	3,686.5	3,121.0

Property, Plant and Equipment, net	1,143.1	1,023.6

Other Assets
Goodwill	877.3	752.5
Other intangible assets, net	227.5	109.5
Other assets	339.5	329.0
Total other assets	1,444.3	1,191.0
Total assets	$6,273.9	$5,335.6

LIABILITIES AND EQUITY
Current Liabilities
Current debt	$138.0	$23.4
Accounts payable	446.7	425.2
Accrued income taxes	62.3	5.6
Other accrued liabilities	1,296.3	1,118.0
Total current liabilities	1,943.3	1,572.2

Noncurrent Liabilities
Long-term debt	1,080.1	1,205.0
Accrued income taxes	130.0	163.3
Other noncurrent liabilities	473.5	429.7
Total noncurrent liabilities	1,683.6	1,798.0

Contingencies (Note 14)

Equity
Common stock, $.01 par value; 650,000,000 shares Class A authorized; shares issued: 196,586,976 at June 30, 2011 and 190,767,435 at June 30, 2010; 240,000,000 shares Class B authorized; shares issued and outstanding: 75,982,041 at June 30, 2011 and 77,082,041 at June 30, 2010	2.7	2.7
Paid-in capital	1,735.6	1,428.7
Retained earnings	4,116.5	3,564.0
Accumulated other comprehensive income (loss)	17.7	(196.7)
	5,872.5	4,798.7
Less: Treasury stock, at cost; 75,287,545 Class A shares at June 30, 2011 and 70,125,805 Class A shares at June 30, 2010	(3,243.1)	(2,850.3)
Total stockholders’ equity — The Estée Lauder Companies Inc.	2,629.4	1,948.4
Noncontrolling interests	17.6	17.0
Total equity	2,647.0	1,965.4
Total liabilities and equity	$6,273.9	$5,335.6

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Year Ended June 30
	2011	2010	2009
	(In millions)

Common stock, beginning of year	$2.7	$2.6	$2.6
Stock-based compensation	—	0.1	—
Common stock, end of year	2.7	2.7	2.6

Paid-in capital, beginning of year	1,428.7	1,145.6	979.0
Stock-based compensation	306.9	283.7	166.6
Purchase of noncontrolling interest	—	(0.6)	—
Paid-in capital, end of year	1,735.6	1,428.7	1,145.6

Retained earnings, beginning of year	3,564.0	3,195.0	3,085.1
Common stock dividends	(148.3)	(109.3)	(108.5)
Net earnings attributable to The Estée Lauder Companies Inc.	700.8	478.3	218.4
Retained earnings, end of year	4,116.5	3,564.0	3,195.0

Accumulated other comprehensive income (loss), beginning of year	(196.7)	(117.1)	110.8
Other comprehensive income (loss)	214.4	(79.4)	(227.9)
Purchase of noncontrolling interest	—	(0.2)	—
Accumulated other comprehensive income (loss), end of year	17.7	(196.7)	(117.1)

Treasury stock, beginning of year	(2,850.3)	(2,586.1)	(2,524.3)
Acquisition of treasury stock	(376.9)	(257.8)	(55.2)
Stock-based compensation	(15.9)	(6.4)	(6.6)
Treasury stock, end of year	(3,243.1)	(2,850.3)	(2,586.1)

Total stockholders’ equity — The Estée Lauder Companies Inc.	2,629.4	1,948.4	1,640.0

Noncontrolling interests, beginning of year	17.0	24.0	26.6
Net earnings attributable to noncontrolling interests	3.0	4.1	8.4
Distributions to noncontrolling interest holders	(5.6)	(7.7)	(8.3)
Other comprehensive income (loss)	3.2	(3.4)	(2.7)
Noncontrolling interests, end of year	17.6	17.0	24.0

Total equity	$2,647.0	$1,965.4	$1,664.0

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended June 30
	2011	2010	2009
	(In millions)

Net earnings	$703.8	$482.4	$226.8

Other comprehensive income (loss):
Net unrealized investment gain (loss), net of tax	0.3	0.4	(0.5)
Net derivative instrument gain (loss), net of tax	(15.0)	12.8	(6.4)
Net actuarial gain (loss), net of tax	25.9	(32.4)	(87.4)
Net prior service credit (cost), net of tax	(7.3)	5.5	5.5
Net transition asset (obligation), net of tax	—	—	—
Translation adjustments, net of tax	213.7	(69.3)	(141.8)
	217.6	(83.0)	(230.6)
Comprehensive income (loss)	921.4	399.4	(3.8)

Comprehensive (income) loss attributable to noncontrolling interests:
Net earnings	(3.0)	(4.1)	(8.4)
Translation adjustments, net of tax	(3.2)	3.4	2.7
	(6.2)	(0.7)	(5.7)
Comprehensive income (loss) attributable to The Estée Lauder Companies Inc.	$915.2	$398.7	$(9.5)

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30
	2011	2010	2009
	(In millions)
Cash Flows from Operating Activities
Net earnings	$703.8	$482.4	$226.8
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	294.4	263.7	254.0
Deferred income taxes	(24.5)	(24.7)	(108.2)
Non-cash stock-based compensation	94.8	57.0	51.5
Excess tax benefits from stock-based compensation arrangements	(49.7)	(10.8)	(1.4)
Loss on disposal of property, plant and equipment	7.7	23.0	11.4
Goodwill, other intangible asset and long-lived asset impairments	38.0	48.4	63.1
Non-cash charges associated with restructuring activities	9.4	21.4	12.2
Non-cash charge on debt extinguishment	—	2.4	—
Pension and post-retirement benefit expense	78.5	61.6	52.0
Pension and post-retirement benefit contributions	(92.4)	(125.7)	(71.3)
Other non-cash items	0.6	0.6	1.2
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	(124.7)	79.2	103.8
Decrease (increase) in inventory and promotional merchandise, net	(95.1)	(60.8)	125.7
Decrease (increase) in other assets, net	(52.5)	29.3	(72.2)
Increase (decrease) in accounts payable	(17.0)	103.6	(11.9)
Increase (decrease) in accrued income taxes	103.1	(78.8)	24.5
Increase in other liabilities	152.6	84.9	34.8
Net cash flows provided by operating activities	1,027.0	956.7	696.0

Cash Flows from Investing Activities
Capital expenditures	(351.0)	(270.6)	(279.8)
Acquisition of businesses and other intangible assets, net of cash acquired	(256.1)	(10.7)	(68.5)
Proceeds from the disposition of long-term investments	0.2	—	9.2
Purchases of long-term investments	—	(0.1)	(0.4)
Net cash flows used for investing activities	(606.9)	(281.4)	(339.5)

Cash Flows from Financing Activities
Borrowings (repayments) of current debt, net	0.4	(7.5)	(93.5)
Proceeds from issuance of long-term debt, net	—	—	297.7
Repayments and redemptions of long-term debt	(16.5)	(227.2)	(10.1)
Net settlement of interest rate derivatives	47.4	—	—
Net proceeds from stock-based compensation transactions	156.1	205.0	109.6
Excess tax benefits from stock-based compensation arrangements	49.7	10.8	1.4
Payments to acquire treasury stock	(396.6)	(266.7)	(62.6)
Dividends paid to stockholders	(148.0)	(109.1)	(108.4)
Payments to noncontrolling interest holders	(5.6)	(11.4)	(8.3)
Net cash flows provided by (used for) financing activities	(313.1)	(406.1)	125.8

Effect of Exchange Rate Changes on Cash and Cash Equivalents	25.3	(13.0)	(19.5)
Net Increase in Cash and Cash Equivalents	132.3	256.2	462.8
Cash and Cash Equivalents at Beginning of Period	1,120.7	864.5	401.7
Cash and Cash Equivalents at End of Period	$1,253.0	$1,120.7	$864.5

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS

The Estée Lauder Companies Inc. manufactures, markets and sells skin care, makeup, fragrance and hair care products around the world.  Products are marketed under various brand names including:  Estée Lauder, Aramis, Clinique, Prescriptives, Lab Series, Origins, M•A•C, Bobbi Brown, La Mer, Aveda, Jo Malone, Bumble and bumble, Darphin, Flirt!, GoodSkin Labs, Ojon and Smashbox.  Certain subsidiaries of The Estée Lauder Companies Inc. are also the global licensee of the Tommy Hilfiger, Kiton, Donna Karan, Michael Kors, Sean John, Missoni, Daisy Fuentes, Tom Ford and Coach brand names for fragrances and/or cosmetics.

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

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at year-end rates of exchange, while revenue and expenses are translated at weighted average rates of exchange for the period.  Unrealized translation gains or losses are reported as cumulative translation adjustments through other comprehensive income (loss) (“OCI”).  Such adjustments, attributable to The Estée Lauder Companies Inc., amounted to $210.5 million of unrealized translation gains, net of tax, in fiscal 2011 and $65.9 million and $139.1 million of unrealized translation losses, net of tax, in fiscal 2010 and 2009, respectively.  For the Company’s Venezuelan subsidiary operating in a highly inflationary economy, the U.S. dollar is the functional currency.  Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings.

The Company enters into foreign currency forward and option contracts to hedge foreign currency transactions for periods consistent with its identified exposures.  Accordingly, the Company categorizes these instruments as entered into for purposes other than trading.

The accompanying consolidated statements of earnings include net exchange losses on foreign currency transactions of $18.6 million, $33.3 million and $20.0 million in fiscal 2011, 2010 and 2009, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include $242.5 million and $534.5 million of short-term time deposits at June 30, 2011 and 2010, respectively.  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  As of June 30, 2011, approximately 18% and 17% of the Company’s cash and cash equivalents are held by two counterparties.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions totaling $33.9 million and $34.3 million as of June 30, 2011 and 2010, respectively.  This reserve is based upon the evaluation of accounts receivable aging, specific exposures and historical trends.

Inventory and Promotional Merchandise

Inventory and promotional merchandise only includes inventory considered saleable or usable in future periods, and is stated at the lower of cost or fair-market value, with cost being based on standard cost which approximates actual cost on the first-in, first-out method.  Cost components include raw materials, componentry, direct labor and overhead (e.g., indirect labor, utilities, depreciation, purchasing, receiving, inspection and warehousing) as well as inbound freight.  Manufacturing overhead is allocated to the cost of inventory based on the normal production capacity.  Unallocated overhead during periods of abnormally low production levels are recognized as cost of sales in the period in which they are incurred.  Promotional merchandise is charged to expense at the time the merchandise is shipped to the Company’s customers.  Included in inventory and promotional merchandise is an inventory obsolescence reserve, which represents the difference between the cost of the inventory and its estimated realizable value, based on various product sales projections.  This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends and requirements to support forecasted sales.  In addition, and as necessary, specific reserves for future known or anticipated events may be established.

Derivative Financial Instruments

The Company’s derivative financial instruments are recorded as either assets or liabilities on the balance sheet and measured at fair value.  All derivatives are (i) designated as a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair-value” hedge), (ii) designated as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“foreign currency cash-flow” hedge), or (iii) not designated as a hedging instrument.  Changes in the fair value of a derivative that is designated and qualifies as a fair-value hedge that is highly effective are recorded in current-period earnings, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on unrecognized firm commitments).  Changes in the fair value of a derivative that is designated and qualifies as a foreign currency cash-flow hedge of a foreign-currency-denominated forecasted transaction that is highly effective are recorded in OCI.  Gains and losses deferred in OCI are then recognized in current-period earnings when earnings are affected by the variability of cash flows of the hedged foreign-currency-denominated forecasted transaction (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings).  Changes in the fair value of derivative instruments not designated as hedging instruments are reported in current-period earnings.

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

The Company assesses goodwill and other indefinite-lived intangibles at least annually for impairment as of the beginning of the fiscal fourth quarter, or more frequently if certain events or circumstances warrant.  The Company tests goodwill for impairment at the reporting unit level, which is one level below the Company’s operating segments.  The Company identifies its reporting units by assessing whether the components of its operating segments constitute businesses for which discrete financial information is available and management of each reporting unit regularly reviews the operating results of those components.  The Company makes certain judgments and assumptions in allocating assets and liabilities to determine carrying values for its reporting units.  Impairment testing is performed in two steps: (i) the Company determines impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.  The impairment test for indefinite-lived intangible assets encompasses calculating a fair value of an indefinite-lived intangible asset and comparing the fair value to its carrying value.  If the carrying value exceeds the fair value, impairment is recorded.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Under the income approach, the Company determines fair value using a discounted cash flow method, projecting future cash flows of each reporting unit, as well as a terminal value, and discounting such cash flows at a rate of return that reflects the relative risk of the cash flows.  Under the market approach, the Company utilizes information from comparable publicly traded companies with similar operating and investment characteristics as the reporting units, which creates valuation multiples that are applied to the operating performance of the reporting unit being tested, to value the reporting unit.  The key estimates and factors used in these two approaches include, but are not limited to, revenue growth rates and profit margins based on internal forecasts, terminal value, the weighted-average cost of capital used to discount future cash flows and comparable market multiples.

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

The Company’s largest customer sells products primarily within the United States and accounted for $967.6 million, or 11%, $876.3 million, or 11%, and $907.3 million, or 12%, of the Company’s consolidated net sales in fiscal 2011, 2010 and 2009, respectively.  This customer accounted for $92.3 million, or 10%, and $84.3 million, or 11%, of the Company’s accounts receivable at June 30, 2011 and 2010, respectively.

Revenue Recognition

Revenues from product sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of the risk of loss related to those goods.  In the Americas region, sales are generally recognized at the time the product is shipped to the customer and in the Europe, the Middle East & Africa and Asia/Pacific regions, sales are generally recognized based upon the customer’s receipt.  In certain circumstances, transfer of title takes place at the point of sale, for example, at the Company’s retail stores.  The Company records revenues generated from purchase with purchase promotions in Net Sales and costs of its purchase with purchase and gift with purchase promotions in Cost of sales.

Revenues are reported on a net sales basis, which is computed by deducting from gross sales the amount of actual product returns received, discounts, incentive arrangements with retailers and an amount established for anticipated product returns.  The Company’s practice is to accept product returns from retailers only if properly requested, authorized and approved.  In accepting returns, the Company typically provides a credit to the retailer against accounts receivable from that retailer.  As a percentage of gross sales, returns were 3.5%, 4.3% and 4.4% in fiscal 2011, 2010 and 2009, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Payments to Customers

Certain incentive arrangements require the payment of a fee to customers based on their attainment of pre-established sales levels.  These fees have been recorded as a reduction of Net sales in the accompanying consolidated statements of earnings and were not material to the results of operations in any period presented.

The Company enters into transactions related to advertising, product promotions and demonstrations, some of which involve cooperative relationships with customers.  These activities may be arranged either with unrelated third parties or in conjunction with the customer.  The Company’s share of the cost of these transactions (regardless of to whom they were paid) are reflected in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and were approximately $1,152 million, $1,070 million and $1,074 million in fiscal 2011, 2010 and 2009, respectively.

Advertising and Promotion

Global net expenses for advertising, merchandising, sampling, promotion and product development costs were $2,345.8 million, $2,015.9 million and $1,878.8 million in fiscal 2011, 2010 and 2009, respectively, and are expensed as incurred.  Excluding the impact of purchase with purchase and gift with purchase promotions, advertising, merchandising, sampling and promotion expenses included in operating expenses were $2,160.7 million, $1,818.5 million and $1,693.1 million in fiscal 2011, 2010 and 2009, respectively.

Research and Development

Research and development costs amounted to $85.7 million, $79.5 million and $81.6 million in fiscal 2011, 2010 and 2009, respectively.  Research and development costs are expensed as incurred.

Shipping and Handling

Shipping and handling expenses of $289.7 million, $263.3 million and $268.6 million in fiscal 2011, 2010 and 2009, respectively, are recorded in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and include distribution center costs, third-party logistics costs and outbound freight.

Operating Leases

The Company recognizes rent expense from operating leases with periods of free and scheduled rent increases on a straight-line basis over the applicable lease term.  The Company considers lease renewals when such renewals are reasonably assured.  From time to time, the Company may receive capital improvement funding from its lessors.  These amounts are recorded as deferred liabilities and amortized over the remaining lease term as a reduction of rent expense.

License Arrangements

The Company’s license agreements provide the Company with worldwide rights to manufacture, market and sell beauty and beauty-related products (or particular categories thereof) using the licensors’ trademarks.  The licenses typically have an initial term of approximately 1 year to 19 years, and are renewable subject to the Company’s compliance with the license agreement provisions.  The remaining terms, including the potential renewal periods, range from approximately 1 year to 20 years.  Under each license, the Company is required to pay royalties to the licensor, at least annually, based on net sales to third parties.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

The Company records stock-based compensation, measured at the fair value of the award, as an expense in the consolidated financial statements.  Upon the exercise of stock options or the vesting of restricted stock units, performance share units and the market share unit, the resulting excess tax benefits, if any, are credited to additional paid-in capital.  Any resulting tax deficiencies will first be offset against those cumulative credits to additional paid-in capital.  If the cumulative credits to additional paid-in capital are exhausted, tax deficiencies will be recorded to the provision for income taxes.  Excess tax benefits are required to be reflected as financing cash inflows in the accompanying consolidated statements of cash flows.

Income Taxes

The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its consolidated financial statements or tax returns.  The net deferred tax assets assume sufficient future earnings for their realization, as well as the continued application of currently anticipated tax rates.  Included in net deferred tax assets is a valuation allowance for deferred tax assets, where management believes it is more-likely-than-not that the deferred tax assets will not be realized in the relevant jurisdiction.  Based on the Company’s assessments, no additional valuation allowance is required.  If the Company determines that a deferred tax asset will not be realizable, an adjustment to the deferred tax asset will result in a reduction of net earnings at that time.

The Company provides tax reserves for U.S. federal, state, local and foreign exposures relating to periods subject to audit.  The development of reserves for these exposures requires judgments about tax issues, potential outcomes and timing, and is a subjective critical estimate.  The Company assesses its tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting dates.  For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a tax authority that has full knowledge of all relevant information.  For those tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the consolidated financial statements.  The Company classifies applicable interest and penalties as a component of the provision for income taxes.  Although the outcome relating to these exposures is uncertain, in management’s opinion adequate provisions for income taxes have been made for estimable potential liabilities emanating from these exposures.  In certain circumstances, the ultimate outcome of exposures and risks involves significant uncertainties which render them inestimable.  If actual outcomes differ materially from these estimates, they could have a material impact on the Company’s consolidated results of operations.

Recently Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance to eliminate the exception to consolidate a qualifying special-purpose entity, change the approach to determining the primary beneficiary of a variable interest entity and require companies to more frequently re-assess whether they must consolidate variable interest entities.  Under the new guidance, the primary beneficiary of a variable interest entity is identified qualitatively as the enterprise that has both (i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  This guidance became effective for the Company’s fiscal 2011 year end.  The adoption did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

In June 2011, the FASB amended its authoritative guidance related to the presentation of comprehensive income, requiring entities to present items of net income and other comprehensive income either in one continuous statement or in two separate consecutive statements.  This guidance becomes effective for the Company’s fiscal 2013 first quarter.  The Company is currently evaluating the impact of adopting this guidance but believes that it will result only in changes in the presentation of its financial statements and will not have a material impact on the Company’s results of operations, financial position or cash flows.

In May 2011, the FASB amended its authoritative guidance related to fair value measurements to provide a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards.  This guidance clarifies the application of existing fair value measurement and expands the existing disclosure requirements.  This guidance becomes effective for the Company’s fiscal 2012 third quarter.  This guidance is not expected to have a material impact on the Company’s results of operations, financial position or cash flows, but may require certain additional disclosures.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2010, the FASB amended its authoritative guidance related to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more-likely-than-not that a goodwill impairment exists.  In determining whether it is more-likely-than-not that a goodwill impairment exists, consideration should be made as to whether there are any adverse qualitative factors indicating that an impairment may exist.  This guidance becomes effective for the Company’s fiscal 2012 first quarter.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

NOTE 3 — INVENTORY AND PROMOTIONAL MERCHANDISE

	June 30
	2011	2010
	(In millions)
Inventory and promotional merchandise, net consists of:
Raw materials	$230.2	$206.0
Work in process	93.6	78.6
Finished goods	475.4	377.8
Promotional merchandise	196.4	164.2
	$995.6	$826.6

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT

	June 30
Asset (Useful Life)	2011	2010
	(In millions)

Land	$15.0	$14.3
Buildings and improvements (10 to 40 years)	195.5	172.5
Machinery and equipment (3 to 10 years)	635.3	609.5
Computer hardware and software (4 to 10 years)	707.1	565.4
Furniture and fixtures (5 to 10 years)	93.9	82.1
Leasehold improvements	1,215.3	1,081.2
	2,862.1	2,525.0
Less accumulated depreciation and amortization	1,719.0	1,501.4
	$1,143.1	$1,023.6

The cost of assets related to projects in progress of $183.5 million and $160.4 million as of June 30, 2011 and 2010, respectively, is included in their respective asset categories above.  Depreciation and amortization of property, plant and equipment was $283.5 million, $251.8 million and $240.2 million in fiscal 2011, 2010 and 2009, respectively.  Depreciation and amortization related to the Company’s manufacturing process is included in cost of sales and all other depreciation and amortization is included in selling, general and administrative expenses in the accompanying consolidated statements of earnings.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS

On July 1, 2010, the Company acquired Smashbox Beauty Cosmetics (“Smashbox”) which included the addition of goodwill of approximately $140 million, amortizable intangible assets of approximately $61 million (with a weighted-average amortization period of 9 years) and non-amortizable intangible assets of approximately $77 million related to the Company’s makeup business.

Goodwill

The Company assigns goodwill of a reporting unit to the product category in which that reporting unit predominantly operates at the time of acquisition.  The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total

Balance as of June 30, 2009
Goodwill	$69.5	$258.1	$54.7	$397.9	$780.2
Accumulated impairments	(20.3)	—	—	—	(20.3)
	49.2	258.1	54.7	397.9	759.9

Goodwill acquired during the year	0.2	7.2	0.2	1.1	8.7
Impairment charges	(1.5)	—	—	(15.1)	(16.6)
Translation and other adjustments	(0.9)	(0.2)	(0.1)	1.7	0.5
	(2.2)	7.0	0.1	(12.3)	(7.4)

Balance as of June 30, 2010
Goodwill	67.9	265.1	54.8	400.6	788.4
Accumulated impairments	(20.9)	—	—	(15.0)	(35.9)
	47.0	265.1	54.8	385.6	752.5

Goodwill acquired during the year	—	147.2	—	—	147.2
Impairment charges	(2.6)	—	—	(26.7)	(29.3)
Translation and other adjustments	1.6	0.3	0.2	4.8	6.9
	(1.0)	147.5	0.2	(21.9)	124.8

Balance as of June 30, 2011
Goodwill	70.4	412.6	55.0	406.9	944.9
Accumulated impairments	(24.4)	—	—	(43.2)	(67.6)
	$46.0	$412.6	$55.0	$363.7	$877.3

Other Intangible Assets

Other intangible assets include trademarks and patents, as well as license agreements and other intangible assets resulting from or related to businesses and assets purchased by the Company.  Indefinite-lived intangible assets (e.g., trademarks) are not subject to amortization and are assessed at least annually for impairment during the fiscal fourth quarter, or more frequently if certain events or circumstances warrant.  Other intangible assets (e.g., non-compete agreements, customer lists) are amortized on a straight-line basis over their expected period of benefit, approximately 5 years to 13 years.  Intangible assets related to license agreements were amortized on a straight-line basis over their useful lives based on the terms of the respective agreements.  The Company did not incur costs to extend or renew the term of acquired intangible assets during fiscal 2011.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other intangible assets consists of the following:

	June 30, 2011			June 30, 2010
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Amortizable intangible assets:
Customer lists and other	$270.9	$168.5	$102.4	$205.0	$151.0	$54.0
License agreements	43.0	43.0	—	43.0	43.0	—
	313.9	211.5	102.4	248.0	194.0	54.0
Non-amortizable intangible assets:
Trademarks and other	130.3	5.2	125.1	61.0	5.5	55.5
Total intangible assets	$444.2	$216.7	$227.5	$309.0	$199.5	$109.5

The aggregate amortization expense related to amortizable intangible assets for fiscal 2011, 2010 and 2009 was $14.6 million, $9.1 million and $11.5 million, respectively.  The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

	Fiscal
(In millions)	2012	2013	2014	2015	2016

Estimated aggregate amortization expense	$13.8	$13.5	$13.5	$13.5	$13.4

Fiscal 2011 Impairments

As of the Company’s annual indefinite-lived asset impairment test on April 1, 2011, the Company determined, as a result of a planned discontinuation, that the carrying values of two brand trademarks exceeded their estimated fair values, which were based on the use of a royalty rate to determine discounted projected future cash flows (“relief-from-royalty method”).  As a result, the Company recognized an impairment charge of $1.7 million for the carrying values of the related trademarks.  These impairment charges were reflected in the makeup and skin care product categories and in the Americas region.

During the third quarter of fiscal 2011, the Ojon reporting unit reassessed and subsequently altered the timing of new market initiatives, including the rollout of reformulated product lines and certain components of its future international expansion plans, resulting in revisions to its internal forecasts.  The Company concluded that these changes in circumstances in the Ojon reporting unit triggered the need for an interim impairment review of its trademark and goodwill.  Additionally, these changes in circumstances were also an indicator that the carrying amount of the customer list may not be recoverable.  The Company performed an interim impairment test for the trademark and a recoverability test for the customer list as of February 28, 2011.  For the customer list, the Company concluded that the carrying amount of this asset was recoverable.  However, for the Ojon trademark, the Company concluded that the carrying value exceeded its estimated fair value, based on the relief-from-royalty method.  As a result, the Company recognized an impairment charge of $7.0 million.  After adjusting the carrying value of the trademark, the Company completed an interim impairment test for goodwill and recorded an impairment charge for the remaining goodwill related to the Ojon reporting unit of $29.3 million, at the exchange rate in effect at that time.  The fair value of the reporting unit was based upon the income approach, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows.  In fiscal 2010, the income approach was used in conjunction with the market approach but due to the reporting unit’s existing negative margins, the market approach was deemed not applicable.  These impairment charges were reflected in the hair care and skin care product categories and in the Americas region.

Fiscal 2010 Impairments

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

NOTE 6 — ACQUISITION OF BUSINESS

On July 1, 2010, the Company acquired Smashbox.  The purchase price was funded by cash provided by operations.  The results of operations are included in the accompanying consolidated financial statements commencing with the date it was acquired.  Pro forma results of operations of the prior year have not been presented, as the impact on the Company’s consolidated financial results would not have been material.  The aggregate cost of this transaction, net of cash acquired, and continuing earn-out obligations incurred during fiscal 2011 related to the acquisition of the Bobbi Brown brand was $257.6 million.

NOTE 7 — RETURNS AND CHARGES ASSOCIATED WITH RESTRUCTURING ACTIVITIES

In an effort to drive down costs and achieve synergies within the organization, in February 2009, the Company announced the implementation of a multi-faceted cost savings program (the “Program”) to position itself to achieve long-term profitable growth.  The Company anticipates the Program will result in related restructuring and other special charges, inclusive of cumulative charges recorded to date and through the remainder of the Program, totaling between $350 million and $450 million before taxes.  While the Company will continue to seek cost savings opportunities, the Company’s current plans are to identify and approve specific initiatives under the Program through fiscal 2012 and execute those initiatives through fiscal 2013.  The total amount of charges (pre-tax) associated with the Program, recorded, plus other initiatives approved through June 30, 2011, is approximately $303 million to $308 million, of which approximately $198.5 million to $200 million relates to restructuring charges, approximately $50 million of other costs to implement the initiatives, approximately $38.5 million to $42 million in sales returns and approximately $16 million in inventory write-offs.  The restructuring charges are comprised of approximately $151.5 million to $153 million of employee-related costs, approximately $27 million of other exit costs and contract terminations (substantially all of which have resulted in or will result in cash expenditures), and approximately $20 million in non-cash asset write-offs.  The total amount of cumulative charges (pre-tax) associated with the Program recorded from inception through June 30, 2011 was $239.4 million.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Program focuses on a redesign of the Company’s organizational structure in order to integrate it in a more cohesive way and operate more globally across brands and functions.  The principal aspect of the Program was the reduction of the workforce by approximately 2,000 employees.  Specific actions taken during fiscal 2011 and 2010 included:

•                  Resize and Reorganize the Organization — The Company continued the realignment and optimization of its organization to better leverage scale, improve productivity, reduce complexity and achieve cost savings in each region and across various functions.  This included reduction of the workforce which occurred through the consolidation of certain functions, which the Company achieved through a combination of normal attrition and job eliminations, and the closure and consolidation of certain distribution and office facilities.

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

•                  Outsourcing — In order to balance the growing need for information technology support with the Company’s efforts to provide the most efficient and cost effective solutions, the Company continued the outsourcing of certain information technology processes.  The Company incurred costs to transition services to outsource providers and employee-related costs.

Restructuring Charges

The following table presents aggregate restructuring charges related to the Program:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Fiscal 2009	$60.9	$4.2	$3.4	$1.8	$70.3
Fiscal 2010	29.3	11.0	2.3	6.2	48.8
Fiscal 2011	34.6	2.4	3.0	1.1	41.1
Charges recorded through June 30, 2011	$124.8	$17.6	$8.7	$9.1	$160.2

The following table presents accrued restructuring charges and the related activity under the Program:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Charges	$60.9	$4.2	$3.4	$1.8	$70.3
Cash payments	(7.5)	—	(0.5)	(1.6)	(9.6)
Non-cash write-offs	—	(4.2)	—	—	(4.2)
Translation adjustments	0.6	—	—	—	0.6
Other adjustments	(2.4)	—	—	—	(2.4)
Balance at June 30, 2009	51.6	—	2.9	0.2	54.7

Charges	29.3	11.0	2.3	6.2	48.8
Cash payments	(49.5)	—	(5.1)	(6.0)	(60.6)
Non-cash write-offs	—	(11.0)	—	—	(11.0)
Translation adjustments	(0.8)	—	—	—	(0.8)
Balance at June 30, 2010	30.6	—	0.1	0.4	31.1

Charges	34.6	2.4	3.0	1.1	41.1
Cash payments	(30.6)	—	(2.4)	(1.4)	(34.4)
Non-cash write-offs	—	(2.4)	—	—	(2.4)
Translation adjustments	1.2	—	(0.1)	0.1	1.2
Balance at June 30, 2011	$35.8	$—	$0.6	$0.2	$36.6

Accrued restructuring charges at June 30, 2011 are expected to result in cash expenditures funded from cash provided by operations of approximately $29 million, $6 million and $2 million in fiscal 2012, 2013 and 2014, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total Returns and Charges Associated with Restructuring Activities

The following table presents total returns and charges associated with restructuring activities related to the Program:

	Year Ended June 30
	2011	2010	2009
	(In millions)

Sales returns (included in Net Sales)	$4.6	$15.7	$8.1
Cost of sales	5.8	7.9	6.8
Restructuring charges	41.1	48.8	70.3
Other special charges	7.9	12.3	6.5
Total returns and charges associated with restructuring activities	$59.4	$84.7	$91.7

During fiscal 2011, the Company recorded $4.6 million reflecting sales returns (less related cost of sales of $1.2 million) and a write-off of inventory of $7.0 million associated with turnaround operations, primarily related to the reformulation of Ojon brand products.

During fiscal 2010, the Company recorded $15.7 million reflecting sales returns (less related cost of sales of $2.5 million) and $10.4 million for the write-off of inventory associated with exiting unprofitable operations, primarily related to the exit from the global wholesale distribution of the Prescriptives brand.

During fiscal 2009, the Company recorded $8.1 million reflecting sales returns (less related cost of sales of $1.2 million) and a write-off of inventory of $8.0 million associated with exiting unprofitable operations.

Other special charges in connection with the implementation of actions taken under this Program primarily relate to consulting and other professional services.

NOTE 8 — INCOME TAXES

The provision for income taxes is comprised of the following:

	Year Ended June 30
	2011	2010	2009
	(In millions)
Current:
Federal	$127.2	$16.0	$42.6
Foreign	220.0	205.6	174.5
State and local	(1.0)	9.0	7.0
	346.2	230.6	224.1

Deferred:
Federal	(27.8)	(16.4)	(84.0)
Foreign	2.6	(7.5)	(23.6)
State and local	0.7	(0.8)	(0.6)
	(24.5)	(24.7)	(108.2)
	$321.7	$205.9	$115.9

A reconciliation of the U.S. federal statutory income tax rate to our actual effective tax rate on earnings before income taxes is as follows:

	Year Ended June 30
	2011	2010	2009

Provision for income taxes at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) due to:
State and local income taxes, net of federal tax benefit	0.8	1.5	2.0
Taxation of foreign operations	(2.7)	(0.9)	(4.4)
Income tax reserve adjustments	(1.8)	(5.6)	0.1
Other, net	0.1	(0.1)	1.1
Effective tax rate	31.4%	29.9%	33.8%

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax reserve adjustments represent changes in the Company’s net liability for unrecognized tax benefits related to prior-year tax positions including tax settlements and lapses of the applicable statutes of limitations.

Federal income and foreign withholding taxes have not been provided on approximately $1,208 million of undistributed earnings of foreign subsidiaries at June 30, 2011.  The Company intends to reinvest these earnings in its foreign operations indefinitely, except where it is able to repatriate these earnings to the United States without material incremental tax provision.  As of June 30, 2010 and 2009, the Company had not provided federal income and foreign withholding taxes on approximately $1,068 million and $975 million, respectively, of undistributed earnings of foreign subsidiaries.  The determination and estimation of the future income tax consequences in all relevant taxing jurisdictions involves the application of highly complex tax laws in the countries involved, particularly in the United States, and is based on the tax profile of the Company in the year of earnings repatriation.  Accordingly, it is not practicable to determine the amount of tax associated with such undistributed earnings.

Significant components of the Company’s deferred income tax assets and liabilities were as follows:

	June 30
	2011	2010
	(In millions)
Deferred tax assets:
Compensation related expenses	$146.5	$122.0
Inventory obsolescence and other inventory related reserves	73.1	62.0
Retirement benefit obligations	78.9	99.7
Various accruals not currently deductible	163.0	146.9
Net operating loss, credit and other carryforwards	58.6	42.3
Unrecognized state tax benefits and accrued interest	29.3	34.7
Other differences between tax and financial statement values	81.2	89.9
	630.6	597.5
Valuation allowance for deferred tax assets	(69.5)	(38.5)
Total deferred tax assets	561.1	559.0

Deferred tax liabilities:
Depreciation and amortization	(235.1)	(182.8)
Other differences between tax and financial statement values	(4.2)	(2.4)
Total deferred tax liabilities	(239.3)	(185.2)
Total net deferred tax assets	$321.8	$373.8

As of June 30, 2011 and 2010, the Company had current net deferred tax assets of $260.7 million and $269.0 million, respectively, substantially all of which are included in Prepaid expenses and other current assets in the accompanying consolidated balance sheets.  In addition, the Company had noncurrent net deferred tax assets of $61.1 million and $104.8 million as of June 30, 2011 and 2010, respectively, substantially all of which are included in Other assets in the accompanying consolidated balance sheets.

As of June 30, 2011 and 2010, certain subsidiaries had net operating loss and other carryforwards for tax purposes of approximately $216 million and $154 million, respectively.  With the exception of approximately $205 million of net operating loss and other carryforwards with an indefinite carryforward period as of June 30, 2011, these carryforwards expire at various dates through fiscal 2031.  Deferred tax assets, net of valuation allowances, in the amount of $0.4 million and $3.9 million as of June 30, 2011 and 2010, respectively, have been recorded to reflect the tax benefits of the carryforwards not utilized to date.

A full valuation allowance has been provided for those deferred tax assets for which, in the opinion of management, it is more-likely-than-not that the deferred tax assets will not be realized.

Earnings before income taxes include amounts contributed by the Company’s foreign operations of approximately $1,189 million, $966 million and $674 million for fiscal 2011, 2010 and 2009, respectively.  A portion of these earnings are taxed in the United States.

As of June 30, 2011 and 2010, the Company had gross unrecognized tax benefits of $104.8 million and $157.3 million, respectively.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $60.8 million.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company classifies applicable interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes.  During fiscal 2011 and 2010, the Company recognized gross interest and penalty benefits of $1.0 million and $11.9 million, respectively, in the accompanying consolidated statements of earnings.  The total gross accrued interest and penalties in the accompanying consolidated balance sheets at June 30, 2011 and 2010 were $37.7 million and $43.6 million, respectively.  A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	June 30
(In millions)	2011	2010

Beginning of the year balance of gross unrecognized tax benefits	$157.3	$259.1
Gross amounts of increases as a result of tax positions taken during a prior period	21.9	22.3
Gross amounts of decreases as a result of tax positions taken during a prior period	(22.0)	(76.8)
Gross amounts of increases as a result of tax positions taken during the current period	7.0	9.4
Amounts of decreases in unrecognized tax benefits relating to settlements with taxing authorities	(42.0)	(51.8)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statutes of limitations	(17.4)	(4.9)
End of year balance of gross unrecognized tax benefits	$104.8	$157.3

Included in the balance of gross unrecognized tax benefits at June 30, 2011 are $11.3 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

Earnings from the Company’s global operations are subject to tax in various jurisdictions both within and outside the United States.  The Company is routinely audited and examined in these jurisdictions.  The Company provides tax reserves for U.S. federal, state, local and foreign unrecognized tax benefits for periods subject to audit.  The development of reserves for these exposures requires judgments about tax issues, potential outcomes and timing, and is a subjective critical estimate.  The Company assesses its tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting dates.  For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a tax authority that has full knowledge of all relevant information.  For those tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the consolidated financial statements.  Where applicable, associated interest and penalties have also been recognized.  Although the outcome related to these exposures is uncertain, in management’s opinion, adequate provisions for income taxes have been made for estimable potential liabilities emanating from these exposures.  In certain circumstances, the ultimate outcome of exposures and risks involve significant uncertainties which render them inestimable.  If actual outcomes differ materially from these estimates, they could have a material impact on the Company’s consolidated financial statements.

The Company is currently undergoing an income tax audit by the U.S. Internal Revenue Service (the “IRS”) as well as examinations and controversies in several state, local and foreign jurisdictions.  These matters are in various stages of completion and involve complex multi-jurisdictional issues common among multinational enterprises, including transfer pricing, which may require an extended period of time for resolution.  During fiscal 2008, the Company entered a claim pursuant to an administrative process of the tax treaty between the U.S. and Belgium (commonly referred to as the “Competent Authority” process). In the first quarter of fiscal 2011, the Company’s Competent Authority claim was settled.  The settlement did not have a material impact on the Company’s consolidated financial statements.

During the second quarter of fiscal 2011, the Company reached a formal agreement with the IRS concerning the examination adjustments proposed for fiscal 2006 through 2008.  As a result, the Company applied a prior cash payment of $20.5 million made to the U.S. Treasury as an advance deposit toward these agreed-to adjustments.  As a result of the settlement, the Company recognized a tax and interest benefit of $11 million, net of tax.  Separately, during the second and third quarters of fiscal 2011, the IRS commenced its examination of fiscal 2009 and 2010, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the third quarter of fiscal 2010, the Company accepted an invitation from the IRS to join the Compliance Assurance Program (“CAP”) beginning with fiscal 2011.  The objective of CAP is to reduce taxpayer burden and uncertainty while assuring the IRS of the accuracy of income tax returns prior to filing, thereby reducing or eliminating the need for post-filing examinations.  During fiscal 2011, the Company commenced participation in the CAP program with respect to fiscal 2011 and, as of June 30, 2011, the compliance process was ongoing.

The Company had been notified of a disallowance of tax deductions claimed by its subsidiary in Spain for fiscal years 1999 through 2002.  An appeal against this reassessment was filed with the Chief Tax Inspector.  On July 18, 2005, the final assessment made by the Chief Tax Inspector was received, confirming the reassessment made by the tax auditors.  During fiscal 2006, an appeal against this final assessment was filed with the Madrid Regional Economic Administrative Tribunal (“TEAR”).  In view of the TEAR’s silence, during fiscal 2007 the claim was presumed to be dismissed and an appeal was filed against it with the Central Economic-Administrative Tribunal (“TEAC”).  During the fiscal 2008 fourth quarter, the TEAC dismissed the claim and, on June 10, 2008, the Company filed an appeal for judicial review with the National Appellate Court.  During fiscal 2009, the Company completed the appeal proceedings with the National Appellate Court and, as of June 30, 2011, awaited the court’s decision.  Subsequent to June 30, 2011, the National Appellate Court notified the Company that the appeal was denied.  The Company has been assessed corporate income tax and interest of $4.0 million, net of tax, at current exchange rates.  On July 21, 2011, the Company filed an appeal with the Spain Supreme Court.  While no assurance can be given as to the outcome in respect of this assessment and pending appeal in the Spanish courts, based on the decision of the National Appellate Court, management believes it is not more-likely-than-not that the subsidiary will be successful in its appeal to the Spain Supreme Court.  Accordingly, the Company expects to establish a reserve during the first quarter of fiscal 2012 which would result in an increase to the provision for income tax equal to the $4.0 million exposure, net of tax.

Notwithstanding the matter before the Spanish courts, during the first quarter of fiscal 2011, the Company reached a formal settlement with the Spanish tax authority regarding an examination of the fiscal 2005 through calendar year 2007 tax period.  The settlement did not have a material impact on the Company’s consolidated financial statements.

During fiscal 2011, the Company concluded various state, local and foreign income tax audits and examinations while several other matters, including those noted above, were initiated or remained pending.  On the basis of the information available in this regard as of June 30, 2011, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in a range of $15 million to $25 million within 12 months as a result of projected resolutions of global tax examinations and controversies and a potential lapse of the applicable statutes of limitations.

The tax years subject to examination vary depending on the tax jurisdiction.  As of June 30, 2011, the following tax years remain subject to examination by the major tax jurisdictions indicated:

Major Jurisdiction	Open Fiscal Years

Belgium	2007-2011
Canada	2001-2011
China	2007-2011
France	2006–2011
Germany	1999–2002, 2004-2011
Hong Kong	2005-2011
Japan	2006-2011
Korea	2009-2011
Russia	2010-2011
Spain	1999–2002, 2008–2011
Switzerland	2009-2011
United Kingdom	2010–2011
United States	2009–2011
State of California	2002–2011
State of New York	2010–2011

The Company is also subject to income tax examinations in numerous other state, local and foreign jurisdictions.  The Company believes that its tax reserves are adequate for all years subject to examination.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	June 30
	2011	2010
	(In millions)
Advertising, merchandising and sampling	$401.9	$373.5
Employee compensation	422.4	366.3
Payroll and other taxes	125.1	103.6
Restructuring	28.6	25.4
Other	318.3	249.2
	$1,296.3	$1,118.0

NOTE 10 — DEBT

The Company’s short-term and long-term debt and available financing consist of the following:

	Debt at June 30		Available financing at June 30, 2011
(In millions)	2011	2010	Committed	Uncommitted
6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”)	$296.4	$296.3	$—	$—
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”)	197.7	197.6	—	—
5.55% Senior Notes, due May 15, 2017 (“2017 Senior Notes”)	341.5	338.3	—	—
7.75% Senior Notes, due November 1, 2013 (“2013 Senior Notes”)	230.0	230.0	—	—
6.00% Senior Notes, due January 15, 2012 (“2012 Senior Notes”)	119.4	118.3	—	—
Commercial paper	—	—	—	750.0
Loan participation notes	—	—	—	150.0
March 2012 Japanese yen revolving credit facility	—	—	18.7	—
Other long-term borrowings	14.5	17.2	—	—
Other current borrowings	18.6	30.7	—	194.8
Revolving credit facility	—	—	750.0	—
	1,218.1	1,228.4	$768.7	$1,094.8
Less current debt including current maturities	(138.0)	(23.4)
	$1,080.1	$1,205.0

As of June 30, 2011, the Company had outstanding $296.4 million of 2037 Senior Notes consisting of $300.0 million principal and unamortized debt discount of $3.6 million.  The 2037 Senior Notes, when issued in May 2007, were priced at 98.722% with a yield of 6.093%.  Interest payments are required to be made semi-annually on May 15 and November 15.  In April 2007, in anticipation of the issuance of the 2037 Senior Notes, the Company entered into a series of forward-starting interest rate swap agreements on a notional amount totaling $210.0 million at a weighted average all-in rate of 5.45%.  The forward-starting interest rate swap agreements were settled upon the issuance of the new debt and the Company recognized a loss in other comprehensive income of $0.9 million that will be amortized to interest expense over the life of the 2037 Senior Notes.  As a result of the forward-starting interest rate swap agreements, the debt discount and debt issuance costs, the effective interest rate on the 2037 Senior Notes will be 6.181% over the life of the debt.

As of June 30, 2011, the Company had outstanding $197.7 million of 2033 Senior Notes consisting of $200.0 million principal and unamortized debt discount of $2.3 million.  The 2033 Senior Notes, when issued in September 2003, were priced at 98.645% with a yield of 5.846%.  Interest payments are required to be made semi-annually on April 15 and October 15.  In May 2003, in anticipation of the issuance of the 5.75% Senior Notes, the Company entered into a series of treasury lock agreements on a notional amount totaling $195.0 million at a weighted average all-in rate of 4.53%.  The treasury lock agreements were settled upon the issuance of the new debt and the Company received a payment of $15.0 million that will be amortized against interest expense over the life of the 2033 Senior Notes.  As a result of the treasury lock agreements, the debt discount and debt issuance costs, the effective interest rate on the 2033 Senior Notes will be 5.395% over the life of the debt.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2011, the Company had outstanding $341.5 million of 2017 Senior Notes consisting of $300.0 million principal, an unamortized debt discount of $0.3 million and a $41.8 million adjustment to reflect the remaining termination value of an interest rate swap.  The 2017 Senior Notes, when issued in May 2007, were priced at 99.845% with a yield of 5.570%.  Interest payments are required to be made semi-annually on May 15 and November 15.  During fiscal 2011, the Company terminated its interest rate swap agreements with a notional amount totaling $250.0 million which had effectively converted the fixed rate interest on its outstanding 2017 Senior Notes to variable interest rates.  The instrument, which was classified as an asset, had a fair value of $47.4 million at the date of cash settlement.  This net settlement is classified as a financing activity on the consolidated statements of cash flows.  Hedge accounting treatment was discontinued prospectively and the fair value adjustment to the carrying amount of the related debt will be amortized against interest expense over the remaining life of the debt.

As of June 30, 2011, the Company had outstanding $230.0 million of 2013 Senior Notes consisting of $230.1 million principal and an unamortized debt discount of $0.1 million.  The 2013 Senior Notes, when issued in November 2008, were priced at 99.932% with a yield of 7.767%.  Interest payments are required to be made semi-annually on May 1 and November 1.

As of June 30, 2011, the Company had outstanding $119.4 million of 2012 Senior Notes consisting of $120.0 million principal and a $0.6 million adjustment to reflect the remaining termination value of an interest rate swap.  The 2012 Senior Notes, when issued in January 2002, were priced at 99.538% with a yield of 6.062%.  Interest payments are required to be made semi-annually on January 15 and July 15.  In May 2003, the Company entered into an interest rate swap agreement with a notional amount of $250.0 million to effectively convert the fixed rate interest on its outstanding 2012 Senior Notes to variable interest rates based on six-month LIBOR.  In April 2007, the Company terminated this interest rate swap.  The instrument, which was classified as a liability, had a fair value of $11.1 million at cash settlement, which included $0.9 million of accrued interest payable to the counterparty.  Hedge accounting treatment was discontinued prospectively and the offsetting adjustment to the carrying amount of the related debt will be amortized to interest expense over the remaining life of the debt.

The Company has a $750.0 million commercial paper program under which it may issue commercial paper in the United States.  At June 30, 2011, there was no commercial paper outstanding.

As of June 30, 2011, the Company had an overdraft borrowing agreement with a financial institution pursuant to which its subsidiary in Turkey may be credited to satisfy outstanding negative daily balances arising from its business operations.  The total balance outstanding at any time shall not exceed 40.0 million Turkish lira ($24.6 million at the exchange rate at June 30, 2011).  The interest rate applicable to each such credit shall be up to a maximum of 175 basis points per annum above the spot rate charged by the lender or the lender’s floating call rate agreed to by the Company at each borrowing.  There were no debt issuance costs incurred related to this agreement.  The outstanding balance at June 30, 2011 ($8.2 million at the exchange rate at June 30, 2011) is classified as short-term debt on the Company’s consolidated balance sheet.

As of June 30, 2011, the Company had a fixed rate promissory note agreement with a financial institution pursuant to which the Company may borrow up to $150.0 million in the form of loan participation notes through one of its subsidiaries in Europe.  The interest rate on borrowings under this agreement is at an all-in fixed rate determined by the lender and agreed to by the Company at the date of each borrowing.  At June 30, 2011, no borrowings were outstanding under this agreement.  Debt issuance costs incurred related to this agreement were de minimis.

As of June 30, 2011, the Company had a 1.5 billion Japanese yen ($18.7 million at the exchange rate at June 30, 2011) revolving credit facility that expires on March 31, 2012.  The interest rate on the borrowings under this credit facility is based on TIBOR (Tokyo Interbank Offered Rate) plus .75% and the facility fee incurred on the undrawn balance is 25 basis points.  At June 30, 2011, no borrowings were outstanding under this facility.  The Company did not renew its 1.5 billion Japanese yen revolving credit facility that expired on March 31, 2011.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2011, the Company replaced its undrawn $750.0 million senior unsecured revolving credit facility that was set to expire on April 26, 2012 (the “Prior Facility”), with a new $1.0 billion senior unsecured revolving credit facility that expires on July 14, 2015 (the “New Facility”).  The New Facility may be used to provide credit support for the Company’s commercial paper program and for general corporate purposes.  As with the Prior Facility, up to the equivalent of $250 million of the New Facility is available for multi-currency loans.  The interest rate on borrowings under the New Facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or ½% plus the Federal funds rate.  The Company incurred costs of approximately $1.2 million to establish the New Facility which will be amortized over the term of the facility.  The New Facility has an annual fee of $0.7 million, payable quarterly, based on the Company’s current credit ratings.  The New Facility also contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $100.0 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under this facility.  There are no other conditions where the lender’s commitments may be withdrawn, other than certain events of default, as defined in the New Facility, which are customary for facilities of this type.  As of June 30, 2011, the Company was in compliance with all financial and other restrictive covenants relating to the Prior Facility, including limitations on indebtedness and liens.  The financial covenant of the Prior Facility required an interest expense coverage ratio of greater than 3:1 as of the last day of each fiscal quarter.  There is no such covenant under the New Facility.

The Company maintains uncommitted credit facilities in various regions throughout the world.  Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings.  During fiscal 2011 and 2010, the monthly average amount outstanding was approximately $16.3 million and $12.6 million, respectively, and the annualized monthly weighted average interest rate incurred was approximately 8.8% and 10.0%, respectively.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value (1)			Fair Value (1)
	Balance Sheet	June 30		Balance Sheet	June 30
(In millions)	Location	2011	2010	Location	2011	2010

Derivatives Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$11.9	$17.1	Other accrued liabilities	$28.4	$10.5

Interest rate swap contracts	Other assets	—	38.7	Not applicable	—	—

Total Derivatives Designated as Hedging Instruments		11.9	55.8		28.4	10.5

Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	3.1	2.0	Other accrued liabilities	2.5	2.0

Total Derivatives		$15.0	$57.8		$30.9	$12.5

(1) See Note 12 — Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are presented as follows:

				Amount of Gain or (Loss)
	Amount of Gain or (Loss)		Location of Gain or	Reclassified from Accumulated
	Recognized in OCI on Derivatives		(Loss) Reclassified	OCI into Earnings
	(Effective Portion)		from Accumulated OCI	(Effective Portion) (2)
	June 30		into Earnings (Effective	June 30
(In millions)	2011	2010	Portion)	2011	2010

Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$(38.0)	$(0.2)	Cost of sales	$(4.3)	$(8.5)
			Selling, general and administrative	(10.8)	(11.8)
Total derivatives	$(38.0)	$(0.2)		$(15.1)	$(20.3)

(2)      The amount of gain (loss) recognized in earnings related to the amount excluded from effectiveness testing was $0.3 million and $(2.5) million for fiscal 2011 and 2010, respectively. The loss recognized in earnings related to the ineffective portion of the hedging relationships was $0.5 million for fiscal 2011. There was no gain (loss) recognized in earnings related to the ineffective portion of the hedging relationships for fiscal 2010.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives (1)
	Location of Gain or (Loss) Recognized	June 30
(In millions)	in Earnings on Derivatives	2011	2010

Derivatives in Fair Value Hedging Relationships:

Interest rate swap contracts	Interest expense, net	$8.7	$14.2

(1) Changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt.

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
	Location of Gain or (Loss) Recognized	June 30
(In millions)	in Earnings on Derivatives	2011	2010

Derivatives Not Designated as Hedging Instruments:

Foreign currency forward contracts	Selling, general and administrative	$0.6	$(1.6)

Foreign Currency Cash-Flow Hedges

The Company enters into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that the Company receives from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  The Company may also enter into foreign currency option contracts to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as foreign currency cash-flow hedges and have varying maturities through the end of March 2013.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.

The ineffective portion of foreign currency forward contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in OCI are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in accumulated OCI are reclassified to current-period earnings.  As of June 30, 2011, the Company’s foreign currency cash-flow hedges were highly effective in all material respects.  The estimated net loss as of June 30, 2011 that is expected to be reclassified from accumulated OCI into earnings, net of tax, within the next twelve months is $8.2 million.  The accumulated gain (loss) on derivative instruments in accumulated OCI was $(13.2) million and $9.7 million as of June 30, 2011 and June 30, 2010, respectively.

At June 30, 2011, the Company had foreign currency forward contracts in the amount of $1,490.7 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the Swiss franc ($284.9 million), British pound ($273.5 million), Canadian dollar ($210.1 million), Euro ($164.6 million), Australian dollar ($110.7 million), Korean won ($77.9 million) and Russian ruble ($45.2 million).

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair-Value Hedges

The Company may enter into interest rate derivative contracts to manage the exposure to interest rate fluctuations on its funded indebtedness and anticipated issuance of debt for periods consistent with the identified exposures.  At June 30, 2010, the Company had interest rate swap agreements with a notional amount of $250 million, a weighted average pay rate of 0.96% and a weighted average receive rate of 5.55%.  During fiscal 2011, the Company terminated its interest rate swap agreements which had effectively converted the fixed rate interest on its outstanding 2017 Senior Notes to variable interest rates.  Additionally, the instrument, which was classified as an asset, had a fair value of $47.4 million at the date of cash settlement.  This net settlement is classified as a financing activity on the consolidated statements of cash flows.  Hedge accounting treatment was discontinued prospectively and the fair value adjustment to the carrying amount of the related debt is being amortized against interest expense over the remaining life of the debt.

Credit Risk

As a matter of policy, the Company only enters into derivative contracts with counterparties that have at least an “A” (or equivalent) credit rating.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $15.0 million at June 30, 2011, of which 30% and 23% were attributable to two counterparties.  To manage this risk, the Company has established strict counterparty credit guidelines that are continually monitored and reported to management.  Accordingly, management believes risk of loss under these hedging contracts is remote.

Certain of the Company’s derivative financial instruments contain credit-risk-related contingent features.  At June 30, 2011, the Company was in a net liability position for certain derivative contracts that contain such features with two counterparties.  The fair value of those contracts as of June 30, 2011 was approximately $3.4 million.  Such credit-risk-related contingent features would be triggered if (a) upon a merger involving the Company, the ratings of the surviving entity were materially weaker than prior to the merger or (b) the Company’s credit ratings fall below investment grade (rated below BBB-/Baa3) and the Company fails to enter into an International Swaps & Derivatives Association Credit Support Annex within 30 days of being requested by the counterparty.  The fair value of collateral required or assets required to settle the instruments immediately if a triggering event were to occur is estimated at approximately the fair value of the contracts.  As of June 30, 2011, the Company was in compliance with such credit-risk-related contingent features.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$15.0	$—	$15.0
Available-for-sale securities	6.6	—	—	6.6
Total	$6.6	$15.0	$—	$21.6

Liabilities:
Foreign currency forward contracts	$—	$30.9	$—	$30.9

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

The following table presents the Company’s hierarchy and impairment charges for certain of its nonfinancial assets measured at fair value on a nonrecurring basis during fiscal 2011:

(In millions)	Impairment charges	Date of Carrying Value	Carrying Value	Level 3 (1)

Goodwill	$29.3	March 31, 2011	$—	$—
Other intangible assets, net	7.0	March 31, 2011	10.0	10.0
Other intangible assets, net	1.7	April 1, 2011	—	—
Total	$38.0		$10.0	$10.0

(1)             See Note 5 — Goodwill and Other Intangible Assets for discussion of the valuation techniques used to measure fair value, the description of the inputs and information used to develop those inputs.

The following table presents the Company’s hierarchy and impairment charges for certain of its nonfinancial assets measured at fair value on a nonrecurring basis during fiscal 2010:

(In millions)	Impairment charges		Date of Carrying Value	Carrying Value	Level 3 (2)

Goodwill	$16.6		December 31, 2009	$28.1	$28.1
Other intangible assets, net	29.0		December 31, 2009	41.2	41.2
Other intangible assets, net	8.9	(3)	June 30, 2010	—	—
Long-lived assets	2.7		June 30, 2010	—	—
Total	$57.2			$69.3	$69.3

(2)             See Note 4 — Property, Plant and Equipment and Note 5 — Goodwill and Other Intangible Assets for discussion of the valuation techniques used to measure fair value, the description of the inputs and information used to develop those inputs.

(3)             Includes $8.8 million related to the reformulation of Ojon brand products, which is included in Restructuring and other special charges in the accompanying consolidated statements of earnings.

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

Interest rate swap contracts — The fair values of the Company’s interest rate swap contracts were determined using the market approach and were based on non-binding offers from the counterparties that are corroborated by observable market data using the income approach.  The non-binding offers represented the prices offered by the counterparties in the over-the-counter market to unwind and terminate these instruments (exclusive of accrued interest) and incorporated the counterparties’ respective overall credit exposure to the Company.  The Company performed a discounted cash flow analysis to corroborate the fair values of the non-binding offers using inputs such as swap yield curves and six-month LIBOR forward rates, which were obtained from an independent pricing service.  During fiscal 2011, the Company terminated its interest rate swap agreements.  See Note 11 — Derivative Financial Instruments.

Current and long-term debt — The fair value of the Company’s debt was estimated based on the current rates offered to the Company for debt with the same remaining maturities.  To a lesser extent, debt also includes capital lease obligations for which the carrying amount approximates the fair value.

The estimated fair values of the Company’s financial instruments are as follows:

	June 30
	2011		2010
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$1,253.0	$1,253.0	$1,120.7	$1,120.7
Available-for-sale securities	6.6	6.6	5.4	5.4
Current and long-term debt	1,218.1	1,293.5	1,228.4	1,325.3

Derivatives
Foreign currency forward contracts — asset (liability)	(15.9)	(15.9)	6.6	6.6
Interest rate swap contracts — asset	—	—	38.7	38.7

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

International Pension Plans

The Company maintains international pension plans, the most significant of which are defined benefit pension plans.  The Company’s funding policies for these plans are determined by local laws and regulations.  The Company’s most significant defined benefit pension obligations are included in the plan summaries below.  The fiscal 2011 international plan summary reflects a plan amendment and settlement that was a result of the establishment of a successor defined benefit pension plan, to comply with local regulations, for the employees of a particular international affiliate.

Post-retirement Benefit Plans

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

Plan Summaries

The significant components of the above mentioned plans as of and for the years ended June 30 are summarized as follows:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2011	2010	2011	2010	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$545.6	$469.6	$413.7	$379.3	$145.0	$122.8
Service cost	25.8	22.5	21.5	17.9	3.8	3.3
Interest cost	27.8	29.3	19.5	19.3	7.8	8.0
Plan participant contributions	—	—	3.1	2.5	0.6	0.6
Actuarial loss (gain)	14.4	51.8	(12.4)	47.5	4.6	15.4
Foreign currency exchange rate impact	—	—	58.5	(22.7)	1.5	1.1
Benefits, expenses, taxes and premiums paid	(39.5)	(27.6)	(30.4)	(23.2)	(6.2)	(5.4)
Plan amendments	—	—	11.4	(1.8)	(0.8)	(0.8)
Special termination benefits	—	—	—	1.1	—	—
Acquisitions, divestitures, adjustments	—	—	—	0.3	—	—
Settlements and curtailments	—	—	(33.6)	(6.5)	—	—
Benefit obligation at end of year	$574.1	$545.6	$451.3	$413.7	$156.3	$145.0

Change in plan assets:
Fair value of plan assets at beginning of year	$478.3	$386.5	$353.1	$299.0	$6.0	$—
Actual return on plan assets	71.6	72.7	20.6	28.4	1.0	—
Foreign currency exchange rate impact	—	—	43.1	(15.6)	—	—
Employer contributions	44.3	46.7	34.1	68.2	14.0	10.8
Plan participant contributions	—	—	3.1	2.5	0.6	0.6
Settlements	—	—	(32.3)	(6.5)	—	—
Acquisitions, divestitures, adjustments	—	—	—	0.3	—	—
Benefits, expenses, taxes and premiums paid from plan assets	(39.5)	(27.6)	(30.4)	(23.2)	(6.2)	(5.4)
Fair value of plan assets at end of year	$554.7	$478.3	$391.3	$353.1	$15.4	$6.0

Funded status	$(19.4)	$(67.3)	$(60.0)	$(60.6)	$(140.9)	$(139.0)

Amounts recognized in the Balance Sheet consist of:
Other assets	$78.0	$19.6	$47.3	$26.7	$—	$—
Other accrued liabilities	(9.6)	(8.1)	(2.2)	(2.0)	(0.3)	(0.3)
Other noncurrent liabilities	(87.8)	(78.8)	(105.1)	(85.3)	(140.6)	(138.7)
Funded status	(19.4)	(67.3)	(60.0)	(60.6)	(140.9)	(139.0)
Accumulated other comprehensive loss	123.3	156.1	143.0	144.5	29.8	28.6
Net amount recognized	$103.9	$88.8	$83.0	$83.9	$(111.1)	$(110.4)

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Plans						Other than Pension Plans
	U.S.			International			Post-retirement
($ in millions)	2011	2010	2009	2011	2010	2009	2011	2010	2009
Components of net periodic benefit cost:
Service cost, net	$25.8	$22.5	$20.9	$21.5	$17.9	$16.3	$3.8	$3.3	$3.6
Interest cost	27.8	29.3	28.1	19.5	19.3	18.1	7.8	8.0	7.6
Expected return on assets	(34.7)	(32.4)	(33.4)	(21.9)	(19.8)	(18.8)	(0.5)	—	—
Amortization of:
Transition (asset) obligation	—	—	—	—	—	0.1	—	—	—
Prior service cost	0.7	0.8	0.7	2.5	2.3	2.3	(0.1)	—	—
Actuarial loss (gain)	9.7	4.1	1.7	5.8	1.9	0.6	1.7	0.6	0.5
Settlements and curtailments	—	—	—	9.1	2.7	1.3	—	—	—
Acquisitions, divestitures, adjustments	—	—	—	—	—	—	—	—	—
Special termination benefits	—	—	—	—	1.1	2.4	—	—	—
Net periodic benefit cost	$29.3	$24.3	$18.0	$36.5	$25.4	$22.3	$12.7	$11.9	$11.7

Weighted-average assumptions used to determine benefit obligations at June 30:
Discount rate	5.40%	5.30%	6.50%	1.25 - 8.25%	1.25 - 8.00%	1.75 - 8.75%	5.40 - 8.75%	5.30 - 9.00%	6.50 - 9.00%

Rate of compensation increase	4.00 - 12.00%	4.00 - 12.00%	4.00 - 12.00%	2.00 - 6.00%	2.00 - 6.00%	1.75 - 5.50%	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for the year ended June 30:
Discount rate	5.30%	6.50%	6.75%	1.25 - 8.00%	1.75 - 8.75%	2.00 - 9.00%	5.30 - 9.00%	6.50 - 9.00%	6.25 - 8.75%

Expected return on assets	7.75%	7.75%	7.75%	2.50 - 8.00%	2.75 - 8.75%	3.25 - 9.00%	N/A	N/A	N/A

Rate of compensation increase	4.00 - 12.00%	4.00 - 12.00%	4.00 - 12.00%	2.00 - 6.00%	1.75 - 5.50%	1.75 - 6.00%	N/A	N/A	N/A

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  The assumed weighted-average health care cost trend rate for the coming year is 6.84% while the weighted-average ultimate trend rate of 4.57% is expected to be reached in approximately 17 years.  A one-percentage-point change in assumed health care cost trend rates for fiscal 2011 would have had the following effects:

(In millions)	One-Percentage-Point Increase	One-Percentage-Point Decrease

Effect on total service and interest costs	$1.1	$(1.0)
Effect on post-retirement benefit obligations	$10.3	$(9.7)

Amounts recognized in accumulated OCI (before tax) as of June 30, 2011 are as follows:

	Pension Plans		Other than Pension Plans
(In millions)	U.S.	International	Post-retirement	Total

Net actuarial (gains) losses, beginning of year	$151.0	$125.0	$29.5	$305.5
Actuarial (gains) losses recognized	(22.4)	(12.3)	4.0	(30.7)
Amortization of amounts included in net periodic benefit cost	(9.7)	(14.9)	(1.7)	(26.3)
Translation adjustments	—	14.8	(0.3)	14.5
Net actuarial (gains) losses, end of year	118.9	112.6	31.5	263.0

Net prior service cost (credit), beginning of year	5.1	19.6	(0.9)	23.8
Prior service cost (credit) recognized	—	11.4	(0.8)	10.6
Amortization of amounts included in net periodic benefit cost	(0.7)	(2.5)	0.1	(3.1)
Translation adjustments	—	2.0	(0.1)	1.9
Net prior service cost (credit), end of year	4.4	30.5	(1.7)	33.2

Net transition obligation (asset), beginning of year	—	(0.1)	—	(0.1)
Amortization of amounts included in net periodic benefit cost	—	—	—	—
Net transition obligation (asset), end of year	—	(0.1)	—	(0.1)

Total amounts recognized in accumulated OCI	$123.3	$143.0	$29.8	$296.1

Amounts in accumulated OCI expected to be amortized as components of net periodic benefit cost during fiscal 2012 are as follows:

	Pension Plans		Other than Pension Plans
(In millions)	U.S.	International	Post-retirement

Prior service cost	$0.7	$4.0	$(0.2)
Net actuarial loss	$7.9	$4.9	$1.9

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company’s pension plans at June 30 are as follows:

	Pension Plans
	Retirement Growth Account		Restoration		International
(In millions)	2011	2010	2011	2010	2011	2010

Projected benefit obligation	$476.8	$458.7	$97.3	$86.9	$451.3	$413.7
Accumulated benefit obligation	$422.4	$405.5	$76.1	$71.3	$392.0	$362.6
Fair value of plan assets	$554.7	$478.3	$—	$—	$391.3	$353.1

International pension plans with projected benefit obligations in excess of the plans’ assets had aggregate projected benefit obligations of $179.3 million and $158.0 million and aggregate fair value of plan assets of $72.0 million and $70.6 million at June 30, 2011 and 2010, respectively.  International pension plans with accumulated benefit obligations in excess of the plans’ assets had aggregate accumulated benefit obligations of $147.5 million and $113.3 million and aggregate fair value of plan assets of $70.1 million and $51.0 million at June 30, 2011 and 2010, respectively.

The expected cash flows for the Company’s pension and post-retirement plans are as follows:

	Pension Plans		Other than Pension Plans
(In millions)	U.S.	International	Post-retirement

Expected employer contributions for year ending June 30, 2012	$—	$15.5	$—
Expected benefit payments for year ending June 30,
2012	45.2	16.6	5.5
2013	44.3	16.5	6.1
2014	42.1	16.1	6.7
2015	37.2	17.9	7.4
2016	36.3	18.4	8.1
Years 2017 - 2021	184.6	121.4	54.9

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

The Company’s target asset allocation at June 30, 2011 is as follows:

	Pension Plans		Other than Pension Plans
	U.S.	International	Post-retirement

Equity	42%	20%	42%
Debt securities	34%	57%	34%
Other	24%	23%	24%
	100%	100%	100%

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

Government and agency securities - When quoted prices are available in an active market, the investments are classified as Level 1.  When quoted market prices are not available in an active market, these investments are classified as Level 2.

Equity securities - The fair values reflect the closing price reported on a major market where the individual securities are traded.  These investments are classified within Level 1 of the valuation hierarchy.

Debt instruments - The fair values are based on a compilation of primarily observable market information or a broker quote in a non-active market.  These investments are primarily classified within Level 2 of the valuation hierarchy.

Commingled funds - The fair values are determined using NAV provided by the administrator of the fund.  The NAV is based on the value of the underlying assets owned by the trust/entity, minus its liabilities, and then divided by the number of shares outstanding.  When quoted in an active market, these investments are classified within Level 1 of the valuation hierarchy.  When the market is not active, these investments are generally classified within Level 2.  When the market is not active and some inputs are unobservable, these investments are generally classified within Level 3.

Insurance contracts - These instruments are issued by insurance companies.  The fair value is based on negotiated value and the underlying investment held in separate account portfolios as well as considering the credit worthiness of the issuer.  The underlying investments are government, asset-backed and fixed income securities.  Insurance contracts are generally classified as Level 3 as there are no quoted prices nor other observable inputs for pricing.

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

The following table presents the fair values of the Company’s pension and post-retirement plan assets by asset category as of June 30, 2011:

(In millions)	Level 1	Level 2	Level 3	Total

Short-term investment funds	$22.9	$44.9	$—	$67.8
Government agency securities	—	29.6	—	29.6
Equity securities	59.8	—	—	59.8
Debt instruments	—	102.3	—	102.3
Commingled funds	190.4	345.3	39.0	574.7
Insurance contracts	—	—	39.0	39.0
Limited partnerships and hedge fund investments	—	—	88.2	88.2
Total	$273.1	$522.1	$166.2	$961.4

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair values of the Company’s pension and post-retirement plan assets by asset category as of June 30, 2010:

(In millions)	Level 1	Level 2	Level 3	Total

Short-term investment funds	$52.6	$46.4	$—	$99.0
Government agency securities	—	32.4	—	32.4
Debt instruments	—	86.2	—	86.2
Equity securities	12.4	—	—	12.4
Commingled funds	—	428.7	68.7	497.4
Insurance contracts	—	—	32.0	32.0
Limited partnerships and hedge fund investments	—	—	78.0	78.0
Total	$65.0	$593.7	$178.7	$837.4

The following table presents the changes in Level 3 plan assets for fiscal 2011:

(In millions)	Commingled Funds	Insurance Contracts	Limited Partnerships and Hedge Fund Investments	Total

Balance as of June 30, 2010	$68.7	$32.0	$78.0	$178.7
Actual return on plan assets:
Relating to assets still held at the reporting date	0.4	1.3	7.2	8.9
Relating to assets sold during the year	(0.2)	—	—	(0.2)
Transfers in (out)	(20.0)	—	—	(20.0)
Purchases, sales, issuances and settlements, net	(14.3)	(0.3)	3.0	(11.6)
Foreign exchange impact	4.4	6.0	—	10.4
Balance as of June 30, 2011	$39.0	$39.0	$88.2	$166.2

401(k) Savings Plan (U.S.)

The Company’s 401(k) Savings Plan (“Savings Plan”) is a contributory defined contribution plan covering substantially all regular U.S. employees who have completed the hours and service requirements, as defined by the plan document.  Regular full-time employees are eligible to participate in the Savings Plan thirty days following their date of hire.  The Savings Plan is subject to the applicable provisions of ERISA.  The Company matches a portion of the participant’s contributions after one year of service under a predetermined formula based on the participant’s contribution level.  The Company’s contributions were $22.4 million, $20.8 million and $20.5 million for fiscal 2011, 2010 and 2009, respectively.  Shares of the Company’s Class A Common Stock are not an investment option in the Savings Plan and the Company does not use such shares to match participants’ contributions.

Deferred Compensation

The Company accrues for deferred compensation and interest thereon, and for the increase in the value of share units pursuant to agreements with certain key executives and outside directors.  The amounts included in the accompanying consolidated balance sheets under these plans were $65.8 million and $61.2 million as of June 30, 2011 and 2010, respectively.  The expense for fiscal 2011, 2010 and 2009 was $9.9 million, $1.7 million and $5.4 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The following table summarizes scheduled maturities of the Company’s contractual obligations for which cash flows are fixed and determinable as of June 30, 2011:

		Payments Due in Fiscal
	Total	2012	2013	2014	2015	2016	Thereafter
	(In millions)

Debt service (1)	$2,043.3	$202.1	$67.7	$285.2	$46.2	$46.2	$1,395.9
Operating lease commitments (2)	1,364.4	247.7	218.7	182.6	153.1	129.3	433.0
Unconditional purchase obligations (3)	1,881.5	810.8	275.1	169.5	165.1	105.3	355.7
Gross unrecognized tax benefits and interest — current (4)	13.0	13.0	—	—	—	—	—
Total contractual obligations	$5,302.2	$1,273.6	$561.5	$637.3	$364.4	$280.8	$2,184.6

(1)        Includes long-term and short-term debt and the related projected interest costs, and to a lesser extent, capital lease commitments.  Interest costs on long-term and short-term debt are projected to be $71.5 million in fiscal 2012, $64.3 million in fiscal 2013, $55.1 million in fiscal 2014, $46.2 million in fiscal 2015, $46.2 million in fiscal 2016 and $595.9 million thereafter.  Projected interest costs on variable rate instruments were calculated using market rates at June 30, 2011.  Refer to Note 10 — Debt.

(2)        Minimum operating lease commitments only include base rent.  Certain leases provide for contingent rents that are not measurable at inception and primarily include rents based on a percentage of sales in excess of stipulated levels, as well as common area maintenance.  These amounts are excluded from minimum operating lease commitments and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably measurable.  Such amounts have not been material to total rent expense.  Total rental expense included in the accompanying consolidated statements of earnings was $290.9 million in fiscal 2011, $272.8 million in fiscal 2010 and $250.6 million in fiscal 2009.

(3)        Unconditional purchase obligations primarily include inventory commitments, estimated future earn-out payments, estimated royalty payments pursuant to license agreements, advertising commitments, capital improvement commitments, planned funding of pension and other post-retirement benefit obligations, commitments pursuant to executive compensation arrangements, obligations related to the Company’s cost savings initiatives and acquisitions.  Future earn-out payments and future royalty and advertising commitments were estimated based on planned future sales for the term that was in effect at June 30, 2011, without consideration for potential renewal periods.

(4)    Refer to Note 8 — Income Taxes for information regarding unrecognized tax benefits.  As of June 30, 2011, the noncurrent portion of the Company’s unrecognized tax benefits, including related accrued interest and penalties was $129.5 million.  At this time, the settlement period for the noncurrent portion of the unrecognized tax benefits, including related accrued interest and penalties, cannot be determined and therefore was not included.

Legal Proceedings

The Company is involved, from time to time, in litigation and other legal proceedings incidental to its business.  Management believes that the outcome of current litigation and legal proceedings will not have a material adverse effect upon the Company’s results of operations or financial condition.  However, management’s assessment of the Company’s current litigation and other legal proceedings could change in light of the discovery of facts with respect to legal actions or other proceedings pending against the Company not presently known to the Company or determinations by judges, juries or other finders of fact which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or proceedings.  Reasonably possible losses in addition to the amount accrued for litigation and other legal proceedings are not material to the Company’s consolidated financial statements.

NOTE 15 — COMMON STOCK

As of June 30, 2011, the Company’s authorized common stock consists of 650 million shares of Class A Common Stock, par value $.01 per share, and 240 million shares of Class B Common Stock, par value $.01 per share.  Class B Common Stock is convertible into Class A Common Stock, in whole or in part, at any time and from time to time at the option of the holder, on the basis of one share of Class A Common Stock for each share of Class B Common Stock converted.  Holders of the Company’s Class A Common Stock are entitled to one vote per share and holders of the Company’s Class B Common Stock are entitled to ten votes per share.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information about the Company’s common stock outstanding is as follows:

	Class A	Class B
	(Shares in thousands)

Balance at June 30, 2008	116,839.8	78,067.3
Acquisition of treasury stock	(1,401.2)	—
Stock-based compensation	3,188.3	—
Balance at June 30, 2009	118,626.9	78,067.3
Acquisition of treasury stock	(4,901.9)	—
Conversion of Class B to Class A	985.3	(985.3)
Stock-based compensation	5,931.3	—
Balance at June 30, 2010	120,641.6	77,082.0
Acquisition of treasury stock	(5,257.6)	—
Conversion of Class B to Class A	1,100.0	(1,100.0)
Stock-based compensation	4,815.4	—
Balance at June 30, 2011	121,299.4	75,982.0

The Company is authorized by the Board of Directors to repurchase up to 88.0 million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  As of June 30, 2011, the cumulative total of acquired shares pursuant to the authorization was 74.9 million, reducing the remaining authorized share repurchase balance to 13.1 million.

Subsequent to June 30, 2011, the Company purchased approximately 2.8 million additional shares of Class A Common Stock for $280.1 million pursuant to its share repurchase program.

NOTE 16 — STOCK PROGRAMS

As of June 30, 2011, the Company has two active equity compensation plans which include the Amended and Restated Fiscal 2002 Share Incentive Plan (the “Fiscal 2002 Plan”) and the Non-Employee Director Share Incentive Plan (collectively, the “Plans”).  These Plans currently provide for the issuance of 33,602,000 shares of Class A Common Stock, which consist of shares originally provided for and shares transferred to the Fiscal 2002 Plan from other inactive plans and employment agreements, to be granted in the form of stock-based awards to key employees, consultants and non-employee directors of the Company.  As of June 30, 2011, approximately 14,194,600 shares of Class A Common Stock were reserved and available to be granted pursuant to these Plans.  The Company may satisfy the obligation of its stock-based compensation awards with either new or treasury shares.  The Company’s equity compensation awards outstanding at June 30, 2011 include stock options, performance share units (“PSU”), restricted stock units (“RSU”), a market share unit (“MSU”) and share units.

Total stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of stock options, PSUs, RSUs, the MSU and share units.  Stock based compensation expense and related income tax benefits are as follows:

	Year Ended June 30
(In millions)	2011	2010	2009
Compensation expense	$94.8	$57.0	$51.5
Income tax benefit	31.5	19.0	17.2

As of June 30, 2011, the total unrecognized compensation cost related to nonvested stock-based awards was $68.5 million and the related weighted-average period over which it is expected to be recognized is approximately 1.9 years.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

A summary of the Company’s stock option programs as of June 30, 2011 and changes during the fiscal year then ended, is presented below:

(Shares in thousands)	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value(1) (in millions)	Weighted Average Contractual Life Remaining inYears

Outstanding at June 30, 2010	10,083.6	$39.84
Granted at fair value	2,515.7	58.37
Exercised	(4,017.6)	38.85
Expired	(27.4)	41.49
Forfeited	(68.1)	48.02
Outstanding at June 30, 2011	8,486.2	45.73	$504.6	6.9

Vested and expected to vest at June 30, 2011	8,398.3	45.64	$500.2	6.8

Exercisable at June 30, 2011	4,144.7	41.10	$265.6	5.2

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

The following is a summary of the per-share weighted average grant date fair value of stock options granted and total intrinsic value of stock options exercised:

	Year Ended June 30
	2011	2010	2009
	(In millions, except per share data)
Per-share weighted average grant date fair value of stock options granted	$18.93	$10.64	$17.30

Intrinsic value of stock options exercised	$178.1	$91.8	$24.7

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended June 30
	2011	2010	2009
Weighted-average expected stock-price volatility	31%	30%	28%
Weighted-average expected option life	8 years	8 years	8 years
Average risk-free interest rate	2.2%	3.1%	3.4%
Average dividend yield	1.1%	2.0%	1.2%

The Company uses a weighted-average expected stock-price volatility assumption that is a combination of both current and historical implied volatilities of the underlying stock.  The implied volatilities were obtained from publicly available data sources.  For the weighted-average expected option life assumption, the Company considers the exercise behavior of past grants and models the pattern of aggregate exercises.  The average risk-free interest rate is based on the U.S. Treasury strip rate for the expected term of the options and the average dividend yield is based on historical experience.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Share Units

During fiscal 2011, the Company granted 184,600 PSUs, which will be settled in stock subject to the achievement of the Company’s net sales, diluted net earnings per common share and return on invested capital goals for the three fiscal years ending June 30, 2013, all subject to the continued employment or retirement of the grantees.  Settlement will be made pursuant to a range of opportunities relative to the net sales, diluted net earnings per common share and return on invested capital targets of the Company and, as such, the compensation cost of the PSU is subject to adjustment based upon the attainability of these target goals.  No settlement will occur for results below the applicable minimum threshold of a target and additional shares shall be issued if performance exceeds the targeted performance goals.  Certain PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSU.  Other PSUs granted in fiscal 2011 are not accompanied by dividend equivalent rights and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant less the discounted present value of the dividends expected to be paid on the shares during the vesting period.  These awards are subject to the provisions of the agreement under which the PSUs are granted.  The PSUs were valued at the closing market value of the Company’s Class A Common Stock on the date of grant and generally vest at the end of the performance period.  Approximately 140,000 shares of Class A Common Stock are anticipated to be issued, relative to the target goals set at the time of issuance, in settlement of the 131,000 PSUs that vested as of June 30, 2011.  In September 2010, 47,500 shares of the Company’s Class A Common Stock were issued and related accrued dividends were paid, relative to the target goals set at the time of issuance, in settlement of 93,200 PSUs which vested as of June 30, 2010.

The following is a summary of the status of the Company’s PSUs as of June 30, 2011 and activity during the fiscal year then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share
Nonvested at June 30, 2010	296.3	$42.00
Granted	184.6	58.61
Vested	(131.0)	52.83
Forfeited	—	—
Nonvested at June 30, 2011	349.9	46.71

Restricted Stock Units

The Company granted approximately 929,200 RSUs during fiscal 2011 which, at the time of grant, were scheduled to vest as follows: 498,800 on October 31, 2011, 285,100 on October 31, 2012 and 145,300 on October 31, 2013, all subject to the continued employment or retirement of the grantees.  Certain RSUs granted in fiscal 2011 are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the RSU and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.  Other RSUs granted in fiscal 2011 are not accompanied by dividend equivalent rights and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant less the discounted present value of the dividends expected to be paid on the shares during the vesting period.

The following is a summary of the status of the Company’s RSUs as of June 30, 2011 and activity during the fiscal year then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share
Nonvested at June 30, 2010	1,300.9	$37.79
Granted	929.2	57.47
Vested	(747.0)	38.68
Forfeited	(48.0)	47.52
Nonvested at June 30, 2011	1,435.1	49.74

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Market Share Unit

During fiscal 2011, the Company granted a MSU to an executive of the Company which is payable in shares of the Company’s Class A Common Stock, subject to continued employment through June 30, 2014.  Such MSU will be settled based upon the average closing stock price per share of the Company’s Class A Common Stock on the New York Stock Exchange during the 20 trading days ending June 30, 2014 (“Average Price”).  No settlement will occur if the Average Price is below a minimum threshold, and up to 160,000 shares will be issued depending on the extent to which the Average Price equals or exceeds that minimum threshold.  The MSU is accompanied by dividend equivalent rights that will be payable in cash upon settlement of the MSU.

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

The following is a summary of the status of the Company’s share units as of June 30, 2011 and activity during the fiscal year then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share
Outstanding at June 30, 2010	26.4	$39.27
Granted	2.5	71.02
Dividend equivalents	0.3	78.42
Converted	—	—
Outstanding at June 30, 2011	29.2	42.45

Cash Units

Certain non-employee directors defer cash compensation in the form of cash payout share units, which are not subject to the Plans.  These share units are classified as liabilities and, as such, their fair value is adjusted to reflect the current market value of the Company’s Class A Common Stock.  The Company recorded $4.9 million as compensation expense, $2.3 million as compensation expense and $0.3 million as compensation income to reflect additional deferrals and the change in the market value for fiscal 2011, 2010 and 2009, respectively.

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

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Year Ended June 30
	2011	2010	2009
	(In millions, except per share data)
Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$700.8	$478.3	$218.4

Denominator:
Weighted average common shares outstanding — Basic	197.0	197.7	196.3
Effect of dilutive stock options	3.2	2.2	0.8
Effect of RSUs, PSUs and MSU	1.0	0.8	0.6
Weighted average common shares outstanding — Diluted	201.2	200.7	197.7

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$3.56	$2.42	$1.11
Diluted	3.48	2.38	1.10

As of June 30, 2011 and 2010, outstanding stock options that were not included in the computation of diluted EPS because their inclusion would be anti-dilutive were de minimis.   As of June 30, 2009, outstanding stock options that were not included in the computation of diluted EPS because their inclusion would be anti-dilutive were 18.7 million.  As of June 30, 2011, 2010 and 2009, 0.3 million, 0.3 million and 0.2 million, respectively, of PSUs have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 16 — Stock Programs.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of Accumulated OCI (“AOCI”) included in the accompanying consolidated balance sheets consist of the following:

	Year Ended June 30
	2011	2010	2009
	(In millions)

Net unrealized investment gains, beginning of year	$0.2	$(0.2)	$0.3
Unrealized investment gains (losses)	0.4	0.6	(0.8)
Benefit (provision) for deferred income taxes	(0.1)	(0.2)	0.3
Net unrealized investment gains, end of year	0.5	0.2	(0.2)

Net derivative instruments, beginning of year	14.3	1.5	7.9
Gain (loss) on derivative instruments	(38.0)	(0.2)	16.5
Benefit (provision) for deferred income taxes on derivative instruments	13.4	(0.1)	(5.8)
Reclassification to earnings during the year:
Foreign currency forward and option contracts	15.1	20.3	(26.1)
Settled interest rate-related derivatives	(0.3)	(0.2)	(0.3)
Benefit (provision) for deferred income taxes on reclassification	(5.2)	(7.0)	9.3
Net derivative instruments, end of year	(0.7)	14.3	1.5

Net pension and post-retirement adjustments, beginning of year	(217.6)	(190.7)	(108.8)
Changes in plan assets and benefit obligations:
Net actuarial gains (losses) recognized	30.7	(65.6)	(138.5)
Net prior service credit (cost) recognized	(10.6)	2.6	(0.7)
Translation adjustments	(16.4)	6.5	8.7
Amortization of amounts included in net periodic benefit cost:
Net actuarial (gains) losses	26.3	9.3	4.1
Net prior service cost (credit)	3.1	3.1	3.0
Net transition asset (obligation)	—	—	—
Benefit (provision) for deferred income taxes	(14.5)	17.2	41.5
Net pension and post-retirement adjustments, end of year	(199.0)	(217.6)	(190.7)

Cumulative translation adjustments, beginning of year	6.4	72.3	211.4
Translation adjustments	213.2	(65.5)	(138.4)
Benefit (provision) for deferred income taxes	(2.7)	(0.4)	(0.7)
Cumulative translation adjustments, end of year	216.9	6.4	72.3

Accumulated other comprehensive income (loss)	$17.7	$(196.7)	$(117.1)

Of the $0.7 million, net of tax, derivative instrument loss recorded in AOCI at June 30, 2011, $8.5 million in losses, net of tax, related to foreign currency forward contracts which the Company will reclassify to earnings through March 2013.  Also included in the net derivative instrument loss recorded in OCI was $0.6 million, net of tax, related to a loss from the settlement of a series of forward-starting interest rate swap agreements upon the issuance of the Company’s 6.00% Senior Notes due May 2037, which will be reclassified to earnings as an addition to interest expense over the life of the debt.  These losses were partially offset by $8.4 million, net of tax, related to the October 2003 gain from the settlement of the treasury lock agreements upon the issuance of the Company’s 5.75% Senior Notes due October 2033, which is being reclassified to earnings as an offset to interest expense over the life of the debt.

Refer to Note 13 — Pension, Deferred Compensation and Post-retirement Benefit Plans for the discussion regarding the net pension and post-retirement adjustments.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 — STATEMENT OF CASH FLOWS

Supplemental cash flow information is as follows:

	Year Ended June 30
(In millions)	2011	2010	2009
Cash:
Cash paid during the year for interest	$72.6	$106.0	$77.2
Cash paid during the year for income taxes	$241.7	$265.2	$230.2

Non-cash investing and financing activities:
Incremental tax benefit from the exercise of stock options	$(20.0)	$(21.3)	$(7.8)
Change in liability associated with acquisition of business	$—	$7.0	$5.9
Capital lease obligations incurred	$1.0	$22.5	$15.5
Accrued dividend equivalents	$0.3	$0.2	$0.1
Interest rate swap derivative mark to market	$8.7	$14.2	$13.6

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended June 30
	2011	2010	2009
	(In millions)
PRODUCT CATEGORY DATA
Net Sales:
Skin Care	$3,718.6	$3,227.1	$2,886.0
Makeup	3,370.8	2,978.2	2,830.9
Fragrance	1,236.0	1,136.9	1,150.9
Hair Care	432.3	413.9	402.4
Other	56.9	55.4	61.7
	8,814.6	7,811.5	7,331.9
Returns associated with restructuring activities	(4.6)	(15.7)	(8.1)
	$8.810.0	$7,795.8	$7,323.8

Depreciation and Amortization:
Skin Care	$116.3	$104.4	$93.8
Makeup	127.4	110.3	100.0
Fragrance	40.0	37.2	38.6
Hair Care	9.7	10.8	19.1
Other	1.0	1.0	2.5
	$294.4	$263.7	$254.0

Goodwill, Other Intangible Asset and Long-Lived Asset Impairments:
Skin Care	$3.8	$11.0	$36.4
Makeup	1.1	1.0	4.1
Fragrance	—	0.5	12.8
Hair Care	33.1	35.9	9.4
Other	—	—	0.4
	$38.0	$48.4	$63.1

Operating Income (Loss) before total returns and charges associated with restructuring activities:
Skin Care	$595.1	$434.3	$294.1
Makeup	493.8	416.8	279.8
Fragrance	80.7	26.3	(60.8)
Hair Care	(9.1)	(6.2)	1.1
Other	(11.7)	3.4	(4.1)
	1,148.8	874.6	510.1

Reconciliation:
Total returns and charges associated with restructuring activities (1)	(59.4)	(84.7)	(91.7)
Interest expense, net	(63.9)	(74.3)	(75.7)
Interest expense on debt extinguishment	—	(27.3)	—
Earnings before income taxes	$1,025.5	$688.3	$342.7

(1)   Includes $8.8 million of impairment charges in fiscal 2010 related to the reformulation of Ojon brand products.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended or at June 30
	2011	2010	2009
	(In millions)

GEOGRAPHIC DATA
Net Sales:
The Americas	$3,796.3	$3,442.1	$3,421.2
Europe, the Middle East & Africa	3,257.6	2,859.3	2,611.3
Asia/Pacific	1,760.7	1,510.1	1,299.4
	8,814.6	7,811.5	7,331.9
Returns associated with restructuring activities	(4.6)	(15.7)	(8.1)
	$8,810.0	$7,795.8	$7,323.8

Operating Income (Loss):
The Americas	$244.9	$161.5	$115.2
Europe, the Middle East & Africa	651.9	500.8	229.7
Asia/Pacific	252.0	212.3	165.2
	1,148.8	874.6	510.1
Total charges associated with restructuring activities	(59.4)	(84.7)	(91.7)
	$1,089.4	$789.9	$418.4

Total Assets:
The Americas	$3,633.6	$3,237.3	$3,261.4
Europe, the Middle East & Africa	2,034.0	1,600.0	1,497.2
Asia/Pacific	606.3	498.3	418.0
	$6,273.9	$5,335.6	$5,176.6

Long-Lived Assets (property, plant and equipment, net):
The Americas	$750.7	$702.6	$682.2
Europe, the Middle East & Africa	307.5	258.3	291.1
Asia/Pacific	84.9	62.7	53.4
	$1,143.1	$1,023.6	$1,026.7

Net sales are predominantly attributed to a country within a geographic segment based on the location of the customer.  The net sales from the Company’s travel retail business are included in the Europe, the Middle East & Africa region.  The Company is domiciled in the United States.  Net sales in the United States in fiscal 2011, 2010 and 2009 were $3,309.1 million, $2,992.7 million and $3,020.4 million, respectively.  The Company’s long-lived assets in the United States at June 30, 2011, 2010 and 2009 were $672.1 million, $630.1 million and $612.3 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 — UNAUDITED QUARTERLY FINANCIAL DATA

The following summarizes the unaudited quarterly operating results of the Company for fiscal 2011 and 2010:

	Quarter Ended
	September 30 (1)	December 31 (2)	March 31 (3)	June 30 (4)	Total Year
	(In millions, except per share data)

Fiscal 2011
Net Sales	$2,091.7	$2,492.0	$2,165.7	$2,060.6	$8,810.0
Gross Profit	1,603.6	1,950.9	1,683.1	1,635.5	6,873.1
Operating Income	298.0	517.7	209.1	64.6	1,089.4
Net Earnings Attributable to The Estée Lauder Companies Inc.	191.1	343.9	124.7	41.1	700.8

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	.97	1.75	.63	.21	3.56
Diluted	.95	1.71	.62	.20	3.48

Fiscal 2010
Net Sales	$1,833.4	$2,262.3	$1,860.0	$1,840.1	$7,795.8
Gross Profit	1,388.3	1,736.9	1,415.4	1,425.8	5,966.4
Operating Income	220.4	399.6	126.3	43.6	789.9
Net Earnings Attributable to The Estée Lauder Companies Inc.	140.7	256.2	57.5	23.9	478.3

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	.72	1.30	.29	.12	2.42
Diluted	.71	1.28	.28	.12	2.38

(1)       Fiscal 2011 first quarter results include charges associated with restructuring activities of $4.6 million ($3.3 million after tax, or $.02 per diluted common share).  Fiscal 2010 first quarter results include charges associated with restructuring activities of $42.3 million ($27.3 million after tax, or $.14 per diluted common share).

(2)       Fiscal 2011 second quarter results include charges associated with restructuring activities of $19.3 million ($11.9 million after tax, or $.06 per diluted common share).  Fiscal 2010 second quarter results include charges associated with restructuring activities of $0.3 million and goodwill and other intangible asset impairment charges of $45.6 million ($29.7 million after tax, or $.14 per diluted common share).

(3)       Fiscal 2011 third quarter results include charges associated with restructuring activities of $23.5 million ($17.9 million after tax, or $.09 per diluted common share) and goodwill and other intangible asset impairment charges of $36.3 million ($23.3 million after tax, or $.12 per diluted common share).  Fiscal 2010 third quarter results include charges associated with restructuring activities of $16.5 million ($11.4 million after tax, or $.06 per diluted common share).

(4)       Fiscal 2011 fourth quarter results include charges associated with restructuring activities of $12.0 million ($8.6 million after tax, or $.04 per diluted common share) and other intangible asset impairment charges of $1.7 million ($1.1 million after tax, or $.01 per diluted common share).  Fiscal 2010 fourth quarter results include charges associated with restructuring activities of $25.6 million ($16.8 million after tax, or $.08 per diluted common share), other intangible asset and long-lived asset impairment charges of $2.8 million ($1.8 million after tax, or $.01 per diluted common share), and interest expense on debt extinguishment of $27.3 million ($17.5 million after tax, or $.09 per diluted common share).

THE ESTÉE LAUDER COMPANIES INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended June 30, 2011

(In millions)

COL. A	COL. B	COL. C		COL. D		COL. E
		Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	Deductions		Balance at End of Period

Reserves deducted in the balance sheet from the assets to which they apply:

Allowance for doubtful accounts and customer deductions:

Year ended June 30, 2011	$34.3	$9.5	$—	$9.9	(a)	$33.9

Year ended June 30, 2010	$41.4	$8.7	$—	$15.8	(a)	$34.3

Year ended June 30, 2009	$26.3	$29.2	$—	$14.1	(a)	$41.4

Sales return accrual:

Year ended June 30, 2011	$72.6	$335.6	$—	$343.7	(b)	$64.5

Year ended June 30, 2010	$77.6	$371.5	$—	$376.5	(b)	$72.6

Year ended June 30, 2009	$90.3	$350.9	$—	$363.6	(b)	$77.6

Deferred tax valuation allowance:

Year ended June 30, 2011	$38.5	$31.5	$—	$0.5		$69.5

Year ended June 30, 2010	$23.5	$18.6	$—	$3.6		$38.5

Year ended June 30, 2009	$7.2	$18.0	$—	$1.7		$23.5

Accrued restructuring and other special charges:

Year ended June 30, 2011	$31.1	$41.1	$—	$35.6		$36.6

Year ended June 30, 2010	$54.9	$48.8	$—	$72.6		$31.1

Year ended June 30, 2009	$22.8	$70.3	$—	$38.2		$54.9

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

4.11	Global Note for 7.750% Senior Notes due 2013 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on November 4, 2008) (SEC File No. 1-14064).*

10.1	Stockholders’ Agreement, dated November 22, 1995 (filed as Exhibit 10.1 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

10.1a	Amendment No. 1 to Stockholders’ Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 30, 1996) (SEC File No. 1-14064).*

10.1b	Amendment No. 2 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 28, 1997) (SEC File No. 1-14064).*

10.1c	Amendment No. 3 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on April 29, 1997) (SEC File No. 1-14064).*

10.1d	Amendment No. 4 to Stockholders’ Agreement (filed as Exhibit 10.1d to our Annual Report on Form 10-K filed on September 18, 2000) (SEC File No. 1-14064).*

10.1e	Amendment No. 5 to Stockholders’ Agreement (filed as Exhibit 10.1e to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).*

10.1f	Amendment No. 6 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on

January 27, 2005) (SEC File No. 1-14064).*

10.1g	Amendment No. 7 to Stockholders’ Agreement (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).*

10.2	Registration Rights Agreement, dated November 22, 1995 (filed as Exhibit 10.2 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

10.2a	First Amendment to Registration Rights Agreement (filed as Exhibit 10.3 to our Annual Report on Form 10-K filed on September 10, 1996) (SEC File No. 1-14064).*

10.2b	Second Amendment to Registration Rights Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on April 29, 1997) (SEC File No. 1-14064).*

10.2c	Third Amendment to Registration Rights Agreement (filed as Exhibit 10.2c to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).*

10.2d	Fourth Amendment to Registration Rights Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 29, 2004) (SEC File No. 1-14064).*

10.3	Fiscal 1999 Share Incentive Plan dated November 5, 1998 (filed as Exhibit 4(c) to our Registration Statement on Form S-8 (No. 333-66851) filed on November 5, 1998) (SEC File No. 1-14064).* †

10.3a	Form of Stock Option Agreement under Fiscal 1999 Share Incentive Plan (filed as Exhibit 10.3b to our Annual Report on Form 10-K filed on September 3, 2004) (SEC File No. 1-14064).* †

10.4	The Estee Lauder Companies Retirement Growth Account Plan, as amended (filed as Exhibit 10.4 to our annual Report on Form 10-K filed on August 20, 2010) (SEC File No. 1-14064).* †

10.5	The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.5 to our annual Report on Form 10-K filed on August 20, 2010) (SEC File No. 1-14064).* †

10.6	Executive Annual Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2008) (SEC File No. 1-14064).* †

10.7	Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

10.7a	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8a to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).* †

10.7b	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 10, 2005) (SEC File No. 1-14064).* †

10.7c	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 5, 2009) (SEC File No. 1-14064).* †

10.7d	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.7e	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).* †

10.8	Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 10, 2010) (SEC File No. 1-14064).* †

10.9	Employment Agreement with Fabrizio Freda (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2007) (SEC File No. 1-14064).* †

10.9a	Amendment to Employment Agreement with Fabrizio Freda (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 27, 2009) (SEC File No. 1-14064).* †

10.9b	Employment Agreement with Fabrizio Freda (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 11, 2011) (SEC File No. 1-14064).* †

10.10	Employment Agreement with Richard W. Kunes (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 2, 2009) (SEC File No. 1-14064).* †

10.11	Employment Agreement with John Demsey (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 24, 2010) (SEC File No. 1-14064).* †

10.12	Employment Agreement with Cedric Prouvé (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on October 28, 2008) (SEC File No. 1-14064).* †

10.12a	Amendment to Employment Agreement with Cedric Prouvé (filed as Exhibit 10.9 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.13	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (filed as Exhibit 10.14 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

10.14	Form of Deferred Compensation Agreement (stock-based) with Outside Directors (filed as Exhibit 10.15 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

10.15

The Estee Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended and restated on November 9, 2007) (filed as Exhibit 99.1 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).*†

10.15a	The Estee Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended on July 14, 2011). †

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

Form of Restricted Stock Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.17s

Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).* †

10.17t

Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).* †

10.17u

Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).* †

10.17v

Form of Restricted Stock Unit Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).* †

10.17w

Form of Restricted Stock Unit Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).* †

10.17x	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 12, 2010) (SEC File No. 1-14064).* †

10.17y	Form of Market Share Unit Agreement (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 11, 2011) (SEC File No. 1-14064).* †

10.18	Summary of Compensation For Non-Employee Directors of the Company (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on May 17, 2005) (SEC File No. 1-14064).* †

10.19

$750 Million Credit Agreement, dated April 26, 2007, by and among The Estée Lauder Companies Inc., Estee Lauder Inc., the Eligible Subsidiaries, as defined therein, the lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent (“JPMCB”), Bank of America, N.A. and Citibank, N.A., as syndication agents, Bank of Tokyo-Mitsubishi Trust Company and BNP Paribas, as documentation agents and Citigroup Global Markets Inc. and JPMCB, as joint book runners and joint lead arrangers (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.19a

$1 Billion Credit Agreement, dated as of July 14, 2011, by and among The Estée Lauder Companies Inc. (the “Company”), Estee Lauder Inc., a direct wholly-owned subsidiary of the Company, the Eligible Subsidiaries of the Company, as defined therein, the lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A. and BNP Paribas, as syndication agents, and Bank of America, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as documentation agents (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 14, 2011) (SEC File No. 1-14064).*

10.20

Services Agreement, dated January 1, 2003, among Estee Lauder Inc., Melville Management Corp., Leonard A. Lauder, and William P. Lauder (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.21

Services Agreement, dated November 22, 1995, between Estee Lauder Inc. and RSL Investment Corp. (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.22

Agreement of Sublease and Guarantee of Sublease, dated April 1, 2005, among Aramis Inc., RSL Management Corp., and Ronald S. Lauder (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.22a

First Amendment to Sublease, dated February 28, 2007, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.22b

Second Amendment to Sublease, dated January 27, 2010, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.22c

Third Amendment to Sublease, dated November 3, 2010, between Aramis Inc., and RSL Management Corp. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 4, 2011) (SEC File No. 1-14064).*

10.23	Form of Art Loan Agreement between Lender and Estee Lauder Inc. (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC file No. 1-14064).*

10.24

Creative Consultant Agreement, dated April 6, 2011, between Estee Lauder Inc. and Aerin Lauder Zinterhofer (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 8, 2011) (SEC File No. 1-14064).* †

10.25

License Agreement, dated April 6, 2011, by and among Aerin LLC, Aerin Lauder Zinterhofer and Estee Lauder Inc. (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on April 8, 2011) (SEC File No. 1-14064).*

21.1	List of significant subsidiaries.

23.1	Consent of KPMG LLP.

24.1	Power of Attorney.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

101.INS	XBRL Instance Document‡

101.SCH	XBRL Taxonomy Extension Schema Document‡

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡

101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡

*      Incorporated herein by reference.

†      Exhibit is a management contract or compensatory plan or arrangement.

‡      Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purposes of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchanges Act of 1934, as amended, and otherwise is not subject to liability under these sections.