Form 10-Q
period 2011-09-30
ESTEE LAUDER COMPANIES INC
filed 2011-11-04
CIK 1001250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

At October 25, 2011, 116,596,817 shares of the registrant’s Class A Common Stock, $.01 par value, and 75,982,041 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended September 30
	2011	2010
	(In millions, except per share data)

Net Sales	$2,476.7	$2,091.7
Cost of sales	534.3	488.1

Gross Profit	1,942.4	1,603.6

Operating expenses
Selling, general and administrative	1,507.7	1,301.8
Restructuring and other charges	4.7	3.8
Total operating expenses	1,512.4	1,305.6

Operating Income	430.0	298.0

Interest expense, net	16.0	16.1

Earnings before Income Taxes	414.0	281.9

Provision for income taxes	135.4	92.3
Net Earnings	278.6	189.6

Net loss attributable to noncontrolling interests	—	1.5
Net Earnings Attributable to The Estée Lauder Companies Inc.	$278.6	$191.1

Net earnings attributable to The Estée Lauder Companies Inc. per common share
Basic	$1.43	$.97
Diluted	$1.40	$.95

Weighted-average common shares outstanding
Basic	195.3	196.7
Diluted	199.6	200.4

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED BALANCE SHEETS

	September 30	June 30
	2011	2011
	(Unaudited)
	($ in millions)
ASSETS
Current Assets
Cash and cash equivalents	$719.5	$1,253.0
Accounts receivable, net	1,378.5	945.6
Inventory and promotional merchandise, net	982.2	995.6
Prepaid expenses and other current assets	481.9	492.3
Total current assets	3,562.1	3,686.5

Property, Plant and Equipment, net	1,125.1	1,143.1

Other Assets
Goodwill	876.7	877.3
Other intangible assets, net	222.1	227.5
Other assets	349.4	339.5
Total other assets	1,448.2	1,444.3
Total assets	$6,135.4	$6,273.9

LIABILITIES AND EQUITY
Current Liabilities
Current debt	$141.8	$138.0
Accounts payable	424.2	446.7
Accrued income taxes	163.9	62.3
Other accrued liabilities	1,239.7	1,296.3
Total current liabilities	1,969.6	1,943.3

Noncurrent Liabilities
Long-term debt	1,072.8	1,080.1
Accrued income taxes	131.6	130.0
Other noncurrent liabilities	469.4	473.5
Total noncurrent liabilities	1,673.8	1,683.6

Contingencies (Note 7)

Equity
Common stock, $.01 par value; 650,000,000 shares Class A authorized; shares issued: 196,850,606 at September 30, 2011 and 196,586,976 at June 30, 2011; 240,000,000 shares Class B authorized; shares issued and outstanding: 75,982,041 at September 30, 2011 and June 30, 2011	2.7	2.7
Paid-in capital	1,789.2	1,735.6
Retained earnings	4,395.1	4,116.5
Accumulated other comprehensive income (loss)	(66.2)	17.7
	6,120.8	5,872.5
Less: Treasury stock, at cost; 79,332,335 Class A shares at September 30, 2011 and 75,287,545 Class A shares at June 30, 2011	(3,645.5)	(3,243.1)
Total stockholders’ equity — The Estée Lauder Companies Inc.	2,475.3	2,629.4
Noncontrolling interests	16.7	17.6
Total equity	2,492.0	2,647.0
Total liabilities and equity	$6,135.4	$6,273.9

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30
	2011	2010
	(In millions)

Cash Flows from Operating Activities
Net earnings	$278.6	$189.6
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	69.6	68.8
Deferred income taxes	(9.6)	6.1
Non-cash stock-based compensation	45.4	30.6
Excess tax benefits from stock-based compensation arrangements	(11.0)	(0.9)
Loss on disposal of property, plant and equipment	3.0	0.4
Non-cash charges associated with restructuring activities	0.1	0.9
Pension and post-retirement benefit expense	17.6	16.9
Pension and post-retirement benefit contributions	(7.8)	(8.7)
Other non-cash items	—	0.4
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(482.1)	(369.2)
Increase in inventory and promotional merchandise, net	(21.4)	(34.6)
Increase in other assets, net	(9.1)	(12.9)
Decrease in accounts payable	(10.6)	(63.8)
Increase in accrued income taxes	113.0	71.5
Increase (decrease) in other liabilities	(11.9)	65.8
Net cash flows used for operating activities	(36.2)	(39.1)

Cash Flows from Investing Activities
Capital expenditures	(80.8)	(57.7)
Acquisition of businesses and other intangible assets, net of cash acquired	(7.7)	(258.5)
Net cash flows used for investing activities	(88.5)	(316.2)

Cash Flows from Financing Activities
Borrowings of current debt, net	1.2	7.1
Debt issuance costs	(1.1)	—
Repayments and redemptions of long-term debt, net	(2.4)	(9.5)
Net settlement of interest rate derivatives	—	47.4
Net proceeds from stock-based compensation transactions	3.6	14.6
Excess tax benefits from stock-based compensation arrangements	11.0	0.9
Payments to acquire treasury stock	(402.9)	(143.8)
Dividends paid to stockholders	(0.3)	(0.1)
Net cash flows used for financing activities	(390.9)	(83.4)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(17.9)	11.5

Net Decrease in Cash and Cash Equivalents	(533.5)	(427.2)
Cash and Cash Equivalents at Beginning of Period	1,253.0	1,120.7
Cash and Cash Equivalents at End of Period	$719.5	$693.5

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

The unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.  For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.

Management Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses reported in those financial statements.  Certain significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, inventory, pension and other post-retirement benefit costs, goodwill, other intangible assets and long-lived assets, income taxes and derivatives.  Descriptions of these policies are discussed in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate.  As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions.  Significant changes, if any, in those estimates and assumptions resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at period-end rates of exchange, while revenue and expenses are translated at weighted average rates of exchange for the period.  Unrealized translation gains or losses are reported as cumulative translation adjustments through other comprehensive income (loss) (“OCI”).  Such adjustments, attributable to The Estée Lauder Companies Inc., amounted to $113.3 million of unrealized translation losses, net of tax, and $86.7 million of unrealized translation gains, net of tax, during the three months ended September 30, 2011 and 2010, respectively.  For the Company’s Venezuelan subsidiary operating in a highly inflationary economy, the U.S. dollar is the functional currency.  Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings.

The accompanying consolidated statements of earnings include net exchange gains (losses) on foreign currency transactions of $(9.8) million and $2.8 million during the three months ended September 30, 2011 and 2010, respectively.

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions totaling $33.9 million as of September 30, 2011 and June 30, 2011.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

The Company is a worldwide manufacturer, marketer and distributor of skin care, makeup, fragrance and hair care products.  The Company’s sales are made primarily to department stores, perfumeries and specialty retailers.  The Company grants credit to all qualified customers and does not believe it is exposed significantly to any undue concentration of credit risk.

The Company’s largest customer sells products primarily within the United States and accounted for $313.3 million, or 13%, and $282.0 million, or 13%, of the Company’s consolidated net sales for the three months ended September 30, 2011 and 2010, respectively.  This customer accounted for $202.6 million, or 15%, and $92.3 million, or 10%, of the Company’s accounts receivable at September 30, 2011 and June 30, 2011, respectively.

Inventory and Promotional Merchandise

	September 30	June 30
(In millions)	2011	2011

Inventory and promotional merchandise, net consists of:
Raw materials	$226.8	$230.2
Work in process	74.2	93.6
Finished goods	494.4	475.4
Promotional merchandise	186.8	196.4
	$982.2	$995.6

Property, Plant and Equipment

	September 30	June 30
(In millions)	2011	2011

Assets (Useful Life)
Land	$14.7	$15.0
Buildings and improvements (10 to 40 years)	189.9	195.5
Machinery and equipment (3 to 10 years)	623.8	635.3
Computer hardware and software (4 to 10 years)	715.9	707.1
Furniture and fixtures (5 to 10 years)	98.1	93.9
Leasehold improvements	1,197.7	1,215.3
	2,840.1	2,862.1
Less accumulated depreciation and amortization	1,715.0	1,719.0
	$1,125.1	$1,143.1

The cost of assets related to projects in progress of $208.8 million and $183.5 million as of September 30, 2011 and June 30, 2011, respectively, is included in their respective asset categories above.  Depreciation and amortization of property, plant and equipment was $67.3 million and $65.4 million during the three months ended September 30, 2011 and 2010, respectively.  Depreciation and amortization related to the Company’s manufacturing process is included in cost of sales and all other depreciation and amortization is included in selling, general and administrative expenses in the accompanying consolidated statements of earnings.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The effective rate for income taxes was 32.7% for the three months ended September 30, 2011 and 2010.

As of September 30, 2011 and June 30, 2011, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $105.8 million and $104.8 million, respectively.  The total amount of unrecognized tax benefits at September 30, 2011 that, if recognized, would affect the effective tax rate was $62.2 million.  The total gross interest and penalties accrued related to unrecognized tax benefits during the three months ended September 30, 2011 in the accompanying consolidated statement of earnings was $3.1 million.  The total gross accrued interest and penalties in the accompanying consolidated balance sheets at September 30, 2011 and June 30, 2011 was $39.0 million and $37.7 million, respectively.  On the basis of the information available as of September 30, 2011, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in a range of $15 million to $25 million within 12 months as a result of projected resolutions of global tax examinations and controversies and a potential lapse of the applicable statutes of limitations.

During the three months ended September 30, 2011, the Company was notified that an appeal for judicial review by the National Appellate Court of Spain of a disallowance of tax deductions claimed by its subsidiary in Spain for fiscal years 1999 through 2002 has been denied.  The Company has been assessed corporate income tax and interest of $4.1 million, net of tax, at current exchange rates.  On July 21, 2011, the Company filed an appeal with the Spain Supreme Court.  While no assurance can be given as to the outcome in respect of this assessment and pending appeal in the Spanish courts, based on the decision of the National Appellate Court, management believes it is not more-likely-than-not that the subsidiary will be successful in its appeal to the Spain Supreme Court.  Accordingly, the Company established a reserve which resulted in an increase to the provision for income taxes equal to the $4.1 million exposure, net of tax.  Separately, during the fiscal 2012 first quarter the Company’s subsidiary in Spain made a cash payment of $3.7 million, at current exchange rates, to the Spain tax authority as an advance deposit to limit the additional interest that would be due to the Spain tax authority should it receive an unfavorable decision from the Spain Supreme Court.

Recently Adopted Accounting Standards

In December 2010, the Financial Accounting Standards Board (“FASB”) amended its authoritative guidance related to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more-likely-than-not that a goodwill impairment exists.  In determining whether it is more-likely-than-not that a goodwill impairment exists, consideration should be made as to whether there are any adverse qualitative factors indicating that an impairment may exist.  This guidance became effective for the Company’s fiscal 2012 first quarter.  The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

In December 2010, the FASB amended its authoritative guidance related to business combinations entered into by an entity that are material on an individual or aggregate basis.  These amendments clarify existing guidance that if an entity presents comparative financial statements that include a material business combination, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period.  The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  This guidance became effective prospectively for business combinations for which the acquisition date was on or after the first day of the Company’s fiscal 2012.  This disclosure-only guidance did not have an impact on the Company’s results of operations, financial position or cash flows.

In January 2010, the FASB issued authoritative guidance that will require entities to make new disclosures about recurring or nonrecurring fair-value measurements of assets and liabilities.  The Company adopted the new guidance in its fiscal 2010 third quarter, except for certain detailed recurring Level 3 disclosures, which became effective for the Company’s fiscal 2012 first quarter.  The Company currently does not have any recurring Level 3 assets or liabilities.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards

In September 2011, the FASB amended its authoritative guidance related to testing goodwill for impairment.  Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before performing Step 1 of the goodwill impairment test.  If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the two-step impairment test would be required.  This guidance becomes effective in the beginning of the Company’s fiscal 2013, with early adoption permitted.  The Company is currently evaluating the timing of adopting this guidance which will not have an impact on the Company’s consolidated financial statements.

In September 2011, the FASB amended its authoritative guidance related to multiemployer benefit plans.  This revised disclosure-only guidance is intended to provide enhanced qualitative and quantitative disclosures about an employer’s significant financial obligations to a multiemployer pension plan and, therefore, help financial statement users better understand the financial health of all significant plans in which the employer participates.  To the extent the information required under the revised standard is not available in the public domain, as may be the case for some foreign plans, employers should include more qualitative information about the plan.  This disclosure-only guidance becomes effective for the Company’s fiscal year ending June 30, 2013, with early adoption permitted and full retrospective application required.  The Company is currently evaluating the timing of adopting and the impact of this guidance on the Company’s consolidated financial statements.

In June 2011, the FASB amended its authoritative guidance related to the presentation of comprehensive income, requiring entities to present items of net income and other comprehensive income either in one continuous statement or in two separate consecutive statements.  This guidance becomes effective for the Company’s fiscal 2013 first quarter.  The Company is currently evaluating the impact of adopting this guidance but believes that it will result only in changes in the presentation of its consolidated financial statements and will not have a material impact on the Company’s results of operations, financial position or cash flows.

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

NOTE 2 — GOODWILL AND OTHER INTANGIBLE ASSETS

The Company assigns goodwill of a reporting unit to the product category in which that reporting unit predominantly operates at the time of its acquisition.  The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total

Balance as of June 30, 2011
Goodwill	$70.4	$412.6	$55.0	$406.9	$944.9
Accumulated impairments	(24.4)	—	—	(43.2)	(67.6)
	46.0	412.6	55.0	363.7	877.3

Goodwill acquired during the period	—	2.2	—	—	2.2
Translation and other adjustments	(0.7)	(0.2)	(0.1)	(1.8)	(2.8)
	(0.7)	2.0	(0.1)	(1.8)	(0.6)

Balance as of September 30, 2011
Goodwill	69.7	414.6	54.9	405.1	944.3
Accumulated impairments	(24.4)	—	—	(43.2)	(67.6)
	$45.3	$414.6	$54.9	$361.9	$876.7

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other intangible assets consist of the following:

	September 30, 2011			June 30, 2011
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value

Amortizable intangible assets:
Customer lists and other	$267.6	$170.0	$97.6	$270.9	$168.5	$102.4
License agreements	43.0	43.0	—	43.0	43.0	—
	$310.6	$213.0	97.6	$313.9	$211.5	102.4
Non-amortizable intangible assets:
Trademarks and other			124.5			125.1
Total intangible assets			$222.1			$227.5

The aggregate amortization expense related to amortizable intangible assets for the three months ended September 30, 2011 and 2010 was $3.5 million and $3.6 million, respectively.  The estimated aggregate amortization expense for the remainder of fiscal 2012 and for each of fiscal 2013 to 2016 is $10.1 million, $13.6 million, $13.5 million, $13.5 million and $13.3 million, respectively.

NOTE 3 — RETURNS AND CHARGES ASSOCIATED WITH RESTRUCTURING ACTIVITIES

In an effort to drive down costs and achieve synergies within the organization, in February 2009, the Company announced the implementation of a multi-faceted cost savings program (the “Program”) to position itself to achieve long-term profitable growth.  The Company anticipates the Program will result in related restructuring and other charges, inclusive of cumulative charges recorded to date and through the remainder of the Program, totaling between $350 million and $450 million before taxes.  While the Company will continue to seek cost savings opportunities, the Company’s current plans are to identify and approve specific initiatives under the Program through fiscal 2012 and execute those initiatives through fiscal 2013.  The total amount of charges (pre-tax) associated with the Program, recorded, plus other initiatives approved through September 30, 2011, is approximately $305 million to $310 million, of which approximately $200 million to $202 million relates to restructuring charges, approximately $50 million of other costs to implement the initiatives, approximately $39 million to $42 million in sales returns and approximately $16 million in inventory write-offs.  The restructuring charges are comprised of approximately $153 million to $155 million of employee-related costs, approximately $27 million of other exit costs and contract terminations (substantially all of which have resulted in or will result in cash expenditures), and approximately $20 million in non-cash asset write-offs.  The total amount of cumulative charges (pre-tax) associated with the Program recorded from inception through September 30, 2011 was $243.5 million.

The Program focuses on a redesign of the Company’s organizational structure in order to integrate it in a more cohesive way and operate more globally across brands and functions.  The principal aspect of the Program was the reduction of the workforce by approximately 2,000 employees.  Specific actions taken since the inception of the Program included:

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

•                  Outsourcing — In order to balance the growing need for information technology support with the Company’s efforts to provide the most efficient and cost effective solutions, the Company continued the outsourcing of certain information technology processes.  The Company incurred costs to transition services to outsource providers and employee-related termination costs.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring Charges

The following table presents restructuring charges related to the Program as follows:

	Three Months Ended September 30
(In millions)	2011	2010

Employee-related costs	$2.2	$0.7
Asset write-offs	0.1	0.1
Contract terminations	0.1	0.3
Other exit costs	0.6	0.6
Total restructuring charges	$3.0	$1.7

The following table presents aggregate restructuring charges related to the Program:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Fiscal 2009	$60.9	$4.2	$3.4	$1.8	$70.3
Fiscal 2010	29.3	11.0	2.3	6.2	48.8
Fiscal 2011	34.6	2.4	3.0	1.1	41.1
Three months ended September 30, 2011	2.2	0.1	0.1	0.6	3.0
Charges recorded through September 30, 2011	$127.0	$17.7	$8.8	$9.7	$163.2

The following table presents accrued restructuring charges and the related activity as of and for the three months ended September 30, 2011 under the Program:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Charges	$60.9	$4.2	$3.4	$1.8	$70.3
Cash payments	(7.5)	—	(0.5)	(1.6)	(9.6)
Non-cash write-offs	—	(4.2)	—	—	(4.2)
Translation adjustments	0.6	—	—	—	0.6
Other adjustments	(2.4)	—	—	—	(2.4)
Balance at June 30, 2009	51.6	—	2.9	0.2	54.7

Charges	29.3	11.0	2.3	6.2	48.8
Cash payments	(49.5)	—	(5.1)	(6.0)	(60.6)
Non-cash write-offs	—	(11.0)	—	—	(11.0)
Translation adjustments	(0.8)	—	—	—	(0.8)
Balance at June 30, 2010	30.6	—	0.1	0.4	31.1

Charges	34.6	2.4	3.0	1.1	41.1
Cash payments	(30.6)	—	(2.4)	(1.4)	(34.4)
Non-cash write-offs	—	(2.4)	—	—	(2.4)
Translation adjustments	1.2	—	(0.1)	0.1	1.2
Balance at June 30, 2011	35.8	—	0.6	0.2	36.6

Charges	2.2	0.1	0.1	0.6	3.0
Cash payments	(6.9)	—	(0.2)	(0.3)	(7.4)
Non-cash write-offs	—	(0.1)	—	—	(0.1)
Translation adjustments	(0.7)	—	—	—	(0.7)
Balance at September 30, 2011	$30.4	$—	$0.5	$0.5	$31.4

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued restructuring charges at September 30, 2011 are expected to result in cash expenditures funded from cash provided by operations of approximately $22 million, $7 million and $2 million in fiscal 2012, 2013 and 2014, respectively.

Total Returns and Charges Associated with Restructuring Activities

The following table presents total charges associated with restructuring activities related to the Program:

	Three Months Ended September 30
(In millions)	2011	2010

Sales returns (included in Net sales)	$(0.7)	$—
Cost of sales	0.1	0.8
Restructuring charges	3.0	1.7
Other charges	1.7	2.1
Total returns and charges associated with restructuring activities	$4.1	$4.6

During the three months ended September 30, 2011, the Company recorded adjustments to reflect revised estimates of anticipated sales returns associated with prior initiatives.  During the three months ended September 30, 2010, the cost of sales adjustment primarily related to inventory write-offs associated with turnaround operations of $0.8 million.  Other charges in connection with the implementation of the Program primarily relate to consulting and other professional services.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value (1)			Fair Value (1)
(In millions)	Balance Sheet Location	September 30 2011	June 30 2011	Balance Sheet Location	September 30 2011	June 30 2011
Derivatives Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$21.4	$11.9	Other accrued liabilities	$5.5	$28.4

Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	3.8	3.1	Other accrued liabilities	7.8	2.5

Total Derivatives		$25.2	$15.0		$13.3	$30.9

(1) See Note 5 — Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are presented as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (2)
	Three Months Ended		from Accumulated	Three Months Ended
	September 30		OCI into Earnings	September 30
(In millions)	2011	2010	(Effective Portion)	2011	2010

Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$33.3	$(13.9)	Cost of sales	$0.6	$(0.3)
			Selling, general and administrative	(2.1)	—
Total derivatives	$33.3	$(13.9)		$(1.5)	$(0.3)

(2)             The amount of gain (loss) recognized in earnings related to the amount excluded from effectiveness testing was $(2.4) million and $0.3 million for the three months ended September 30, 2011 and 2010, respectively.  There was a de minimis gain recognized in earnings related to the ineffective portion of the hedging relationships for the three months ended September 30, 2011.  There was no gain (loss) recognized in earnings related to the ineffective portion of the hedging relationships for the three months ended September 30, 2010.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives (3)
	Location of Gain or (Loss)	Three Months Ended
	Recognized in Earnings on	September 30
(In millions)	Derivatives	2011	2010
Derivatives in Fair Value Hedging Relationships:

Interest rate swap contracts	Interest expense, net	$—	$8.7

(3)             Changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt.

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
	Location of Gain or (Loss)	Three Months Ended
	Recognized in Earnings on	September 30
(In millions)	Derivatives	2011	2010
Derivatives Not Designated as Hedging Instruments:

Foreign currency forward contracts	Selling, general and administrative	$(4.5)	$0.4

Foreign Currency Cash-Flow Hedges

The Company enters into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that the Company receives from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as foreign currency cash-flow hedges and have varying maturities through the end of June 2013.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.

The ineffective portion of foreign currency forward contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in OCI are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in accumulated OCI are reclassified to current-period earnings.  As of September 30, 2011, the Company’s foreign currency cash-flow hedges were highly effective in all material respects.  The estimated net loss as of September 30, 2011 that is expected to be reclassified from accumulated OCI into earnings, net of tax, within the next twelve months is $11.0 million.  The accumulated gain (loss) on derivative instruments in accumulated OCI was $21.6 million and $(13.2) million as of September 30, 2011 and June 30, 2011, respectively.

At September 30, 2011, the Company had foreign currency forward contracts in the amount of $1,580.1 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the British pound ($311.0 million), Swiss franc ($264.9 million), Euro ($241.2 million), Canadian dollar ($191.5 million), Australian dollar ($109.3 million), Japanese yen ($75.6 million) and South Korean won ($71.7 million).

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Risk

As a matter of policy, the Company only enters into derivative contracts with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $25.2 million at September 30, 2011.  To manage this risk, the Company has established strict counterparty credit guidelines that are continually monitored and reported to management.  Accordingly, management believes risk of loss under these hedging contracts is remote.

Certain of the Company’s derivative financial instruments contain credit-risk-related contingent features.  At September 30, 2011, the Company was in a net asset position for certain derivative contracts that contain such features with two counterparties.  The fair value of those contracts as of September 30, 2011 was approximately $0.5 million.  As of September 30, 2011, the Company was in compliance with such credit-risk-related contingent features.

NOTE 5 — FAIR VALUE MEASUREMENTS

The Company records its financial assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants at the measurement date.  The accounting for fair value measurements must be applied to nonfinancial assets and nonfinancial liabilities, which principally consist of assets and liabilities acquired through business combinations, goodwill, indefinite-lived intangible assets and long-lived assets for the purposes of calculating potential impairment, and liabilities associated with restructuring activities.  The Company is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The three levels of inputs that may be used to measure fair value are as follows:

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

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011:

(In millions)	Level 1	Level 2	Level 3	Total

Assets:
Foreign currency forward contracts	$—	$25.2	$—	$25.2
Available-for-sale securities	5.9	—	—	5.9
Total	$5.9	$25.2	$—	$31.1

Liabilities:
Foreign currency forward contracts	$—	$13.3	$—	$13.3

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

The estimated fair values of the Company’s financial instruments are as follows:

	September 30		June 30
	2011		2011
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Nonderivatives
Cash and cash equivalents	$719.5	$719.5	$1,253.0	$1,253.0
Available-for-sale securities	5.9	5.9	6.6	6.6
Current and long-term debt	1,214.6	1,379.9	1,218.1	1,293.5

Derivatives
Foreign currency forward contracts — asset (liability)	11.9	11.9	(15.9)	(15.9)

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — PENSION AND POST-RETIREMENT BENEFIT PLANS

The Company maintains pension plans covering substantially all of its full-time employees for its U.S. operations and a majority of its international operations.  The Company also maintains post-retirement benefit plans which provide certain medical and dental benefits to eligible employees.  Descriptions of these plans are discussed in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.

The components of net periodic benefit cost for the three months ended September 30, 2011 and 2010 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement
(In millions)	2011	2010	2011	2010	2011	2010

Service cost	$6.9	$6.4	$5.9	$5.1	$0.9	$0.9
Interest cost	7.4	7.0	4.9	4.7	2.1	1.9
Expected return on plan assets	(9.7)	(8.7)	(5.4)	(5.3)	(0.3)	(0.1)
Amortization of:
Prior service cost	0.2	0.2	1.0	0.5	—	—
Actuarial loss	2.0	2.4	1.2	1.4	0.5	0.5
Net periodic benefit cost	$6.8	$7.3	$7.6	$6.4	$3.2	$3.2

During the three months ended September 30, 2011, the Company made contributions to its international pension plans totaling approximately $4 million.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCK-BASED COMPENSATION

The Company has various stock-based compensation programs under which awards, including stock options, performance share units (“PSU”), restricted stock units (“RSU”), share units and a market share unit (“MSU”), may be granted.  As of September 30, 2011, approximately 11,634,800 shares of the Company’s Class A Common Stock were reserved and available to be granted pursuant to these plans.

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of stock options, PSUs, RSUs, MSU and share units. Compensation expense attributable to net stock-based compensation is as follows:

	Three Months Ended September 30
(In millions)	2011	2010

Compensation expense	$45.4	$30.6
Income tax benefit	14.9	10.1

As of September 30, 2011, the total unrecognized compensation cost related to nonvested stock-based awards was $151.7 million and the related weighted-average period over which it is expected to be recognized is approximately 2 years.

Stock Options

The following is a summary of the Company’s stock option programs as of September 30, 2011 and changes during the three months then ended:

(Shares in thousands)	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (1) (in millions)	Weighted Average Contractual Life Remaining in Years

Outstanding at June 30, 2011	8,486.2	$45.73
Granted at fair value	1,647.7	98.17
Exercised	(91.7)	39.67
Expired	(0.9)	42.68
Forfeited	(19.9)	54.71
Outstanding at September 30, 2011	10,021.4	54.39	$352.3	7.2

Vested and expected to vest at September 30, 2011	9,880.9	54.07	$350.0	7.1

Exercisable at September 30, 2011	4,092.2	41.19	$190.9	5.0

(1)             The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The following is a summary of the per-share weighted average grant date fair value of stock options granted and total intrinsic value of stock options exercised:

	Three Months Ended September 30
(In millions, except per share data)	2011	2010

Per-share weighted average grant date fair value of stock options granted	$34.68	$18.81

Intrinsic value of stock options exercised	$5.5	$7.7

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30
	2011	2010

Weighted-average expected stock-price volatility	35%	31%
Weighted-average expected option life	8 years	8 years
Average risk-free interest rate	1.7%	2.2%
Average dividend yield	1.0%	1.1%

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

Performance Share Units

During the three months ended September 30, 2011, the Company granted 130,000 PSUs, which will be settled in stock subject to the achievement of the Company’s net sales, diluted net earnings per common share and return on invested capital goals for the three fiscal years ending June 30, 2014.  In September 2011, approximately 137,600 shares of the Company’s Class A Common Stock were issued and related accrued dividends were paid, relative to the target goals set at the time of issuance, in settlement of 131,000 PSUs which vested as of June 30, 2011.

The following is a summary of the status of the Company’s PSUs as of September 30, 2011 and activity during the three months then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share

Nonvested at June 30, 2011	349.9	$46.71
Granted	130.0	97.14
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2011	479.9	60.37

Restricted Stock Units

The Company granted approximately 651,000 RSUs during the three months ended September 30, 2011 which, at the time of grant, were scheduled to vest as follows: 371,800 on October 31, 2011, 193,600 on October 31, 2012 and 85,600 on October 31, 2013, all subject to the continued employment or retirement of the grantees.  Certain RSUs granted in fiscal 2012 are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the RSU and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.  Other RSUs granted in fiscal 2012 are not accompanied by dividend equivalent rights and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant less the discounted present value of the dividends expected to be paid on the shares during the vesting period.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the status of the Company’s RSUs as of September 30, 2011 and activity during the three months then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share

Nonvested at June 30, 2011	1,435.1	$49.74
Granted	651.0	97.19
Vested	(39.8)	33.50
Forfeited	(11.1)	57.60
Nonvested at September 30, 2011	2,035.2	65.19

Market Share Unit

As of September 30, 2011, the Company had outstanding one market share unit with a grant date fair value of $10.6 million that was estimated using a lattice model with a Monte Carlo simulation and the following assumptions: contractual life of 41 months, a weighted average expected volatility of 29%, a weighted average risk-free interest rate of 1.6% and a weighted average dividend yield of 1.0%.  The Company used an expected stock-price volatility assumption that is a combination of both current and historical implied volatilities from options on the underlying stock.  The implied volatilities were obtained from publicly available data sources.  The expected life is equal to the contractual term of the grant.  The average risk-free interest rate is based on the U.S. Treasury strip rates over the contractual term of the grant and the average dividend yield is based on historical experience.

Share Units

The Company grants share units to certain non-employee directors under the Non-Employee Director Share Incentive Plan. The following is a summary of the status of the Company’s share units as of September 30, 2011 and activity during the three months then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share

Outstanding at June 30, 2011	29.2	$42.45
Granted	—	—
Dividend equivalents	—	—
Converted	—	—
Outstanding at September 30, 2011	29.2	42.45

Cash Units

Certain non-employee directors defer cash compensation in the form of cash payout share units, which are not subject to the Plans.  These share units are classified as liabilities and, as such, their fair value is adjusted to reflect the current market value of the Company’s Class A Common Stock.  The Company recorded $1.5 million as compensation income and $0.7 million as compensation expense to reflect additional deferrals and the change in the market value for the three months ended September 30, 2011 and 2010, respectively.

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

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three Months Ended September 30
(In millions, except per share data)	2011	2010

Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$278.6	$191.1

Denominator:
Weighted-average common shares outstanding — Basic	195.3	196.7
Effect of dilutive stock options	3.2	2.8
Effect of restricted stock units	1.0	0.9
Effect of market share unit	0.1	—
Weighted-average common shares outstanding — Diluted	199.6	200.4

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$1.43	$.97
Diluted	1.40	.95

As of September 30, 2011 and 2010, outstanding options to purchase 1.6 million and 2.5 million shares, respectively, of Class A Common Stock were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.  As of September 30, 2011 and 2010, 0.5 million of PSUs have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 8.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) and its components, net of tax, are as follows:

	Three Months Ended September 30
(In millions)	2011	2010

Net earnings	$278.6	$189.6
Other comprehensive income (loss):
Net unrealized investment gain (loss)	(0.2)	—
Net derivative instruments gain (loss)	22.4	(8.8)
Amounts included in net periodic benefit cost, net	7.2	(2.3)
Translation adjustments	(114.4)	88.2
	(85.0)	77.1

Comprehensive income (loss)	193.6	266.7
Comprehensive (income) loss attributable to noncontrolling interests:
Net (earnings) loss	—	1.5
Translation adjustments	1.1	(1.5)
	1.1	—

Comprehensive income (loss) attributable to The Estée Lauder Companies Inc.	$194.7	$266.7

NOTE 11 — EQUITY

	Total Stockholders’ Equity – The Estée Lauder Companies Inc.						Non-
(In millions)	Common Stock	Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total	controlling Interests	Total Equity

Balance – June 30, 2011	$2.7	$1,735.6	$4,116.5	$17.7	$(3,243.1)	$2,629.4	$17.6	$2,647.0
Net earnings (loss)	—	—	278.6	—	—	278.6	—	278.6
Other comprehensive income (loss)	—	—	—	(83.9)	—	(83.9)	(1.1)	(85.0)
Acquisition of treasury stock	—	—	—	—	(394.3)	(394.3)	—	(394.3)
Stock-based compensation	—	53.8	—	—	(8.1)	45.7	—	45.7
Purchase of noncontrolling interest	—	(0.2)	—	—	—	(0.2)	0.2	—
Balance – September 30, 2011	$2.7	$1,789.2	$4,395.1	$(66.2)	$(3,645.5)	$2,475.3	$16.7	$2,492.0

Common Stock

During the three months ended September 30, 2011, the Company purchased approximately 4,050,300 shares of its Class A Common Stock for $402.9 million.

Subsequent to September 30, 2011, the Company purchased approximately 926,900 additional shares of Class A Common Stock for $80.8 million pursuant to its share repurchase program.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — STATEMENT OF CASH FLOWS

Supplemental cash flow information for the three months ended September 30, 2011 and 2010 is as follows:

(In millions)	2011	2010

Cash:
Cash paid during the period for interest	$4.7	$2.7
Cash paid during the period for income taxes	$27.7	$12.2

Non-cash investing and financing activities:
Incremental tax benefit from the exercise of stock options	$(0.3)	$(1.8)
Capital lease obligations incurred	$0.4	$0.3
Interest rate swap derivative mark to market	$—	$8.7

NOTE 13 — SEGMENT DATA AND RELATED INFORMATION

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

The accounting policies for the Company’s reportable segments are substantially the same as those for the consolidated financial statements, as described in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.  The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information is produced for the Chief Executive or included herein.  There has been no significant variance in the total or long-lived asset values associated with the Company’s segment data since June 30, 2011.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30
(In millions)	2011	2010

PRODUCT CATEGORY DATA
Net Sales:
Skin Care	$1,072.9	$857.7
Makeup	928.8	794.2
Fragrance	356.8	334.5
Hair Care	103.8	94.4
Other	13.7	10.9
	2,476.0	2,091.7
Returns associated with restructuring activities	0.7	—
	$2,476.7	$2,091.7
Operating Income (Loss):
Skin Care	$223.7	$149.9
Makeup	159.6	103.2
Fragrance	48.3	50.3
Hair Care	5.1	1.8
Other	(2.6)	(2.6)
	434.1	302.6

Reconciliation:
Total returns and charges associated with restructuring activities	(4.1)	(4.6)
Interest expense, net	(16.0)	(16.1)
Earnings before income taxes	$414.0	$281.9

GEOGRAPHIC DATA
Net Sales:
The Americas	$1,105.4	$997.2
Europe, the Middle East & Africa	858.2	680.9
Asia/Pacific	512.4	413.6
	2,476.0	2,091.7
Returns associated with restructuring activities	0.7	—
	$2,476.7	$2,091.7
Operating Income (Loss):
The Americas	$149.2	$103.1
Europe, the Middle East & Africa	187.7	138.6
Asia/Pacific	97.2	60.9
	434.1	302.6
Total returns and charges associated with restructuring activities	(4.1)	(4.6)
	$430.0	$298.0

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — SUBSEQUENT EVENT

On November 3, 2011, the Company’s Board of Directors declared a two-for-one stock split on the Company’s Class A and Class B Common Stock to be effected in the form of a stock dividend.  As a result of this action, one additional share will be issued on January 20, 2012 for each share held by stockholders of record at the close of business on January 4, 2012.  The stock split will not have an impact on the Company’s consolidated financial position or results of operations.  Share and per share amounts have not been restated for the upcoming stock split.

In addition, on November 3, 2011, the Company’s Board of Directors declared a dividend in the amount of $1.05 per share on the Company’s Class A and Class B Common Stock. The dividend is payable in cash on December 14, 2011 to stockholders of record at the close of business on November 28, 2011.

THE ESTÉE LAUDER COMPANIES INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories which are distributed in over 150 countries and territories.  The following table is a comparative summary of operating results for the three months ended September 30, 2011 and 2010, and reflects the basis of presentation described in Note 1 of Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies for all periods presented.  Products and services that do not meet our definition of skin care, makeup, fragrance or hair care have been included in the “other” category.

	Three Months Ended September 30
(In millions)	2011	2010

NET SALES
By Region:
The Americas	$1,105.4	$997.2
Europe, the Middle East & Africa	858.2	680.9
Asia/Pacific	512.4	413.6
	2,476.0	2,091.7
Returns associated with restructuring activities	0.7	—
	$2,476.7	$2,091.7

By Product Category:
Skin Care	$1,072.9	$857.7
Makeup	928.8	794.2
Fragrance	356.8	334.5
Hair Care	103.8	94.4
Other	13.7	10.9
	2,476.0	2,091.7
Returns associated with restructuring activities	0.7	—
	$2,476.7	$2,091.7
OPERATING INCOME (LOSS)
By Region:
The Americas	$149.2	$103.1
Europe, the Middle East & Africa	187.7	138.6
Asia/Pacific	97.2	60.9
	434.1	302.6
Total returns and charges associated with restructuring activities	(4.1)	(4.6)
	$430.0	$298.0

By Product Category:
Skin Care	$223.7	$149.9
Makeup	159.6	103.2
Fragrance	48.3	50.3
Hair Care	5.1	1.8
Other	(2.6)	(2.6)
	434.1	302.6
Total returns and charges associated with restructuring activities	(4.1)	(4.6)
	$430.0	$298.0

THE ESTÉE LAUDER COMPANIES INC.

The following table presents certain consolidated earnings data as a percentage of net sales:

	Three Months Ended September 30
	2011	2010

Net sales	100.0%	100.0%
Cost of sales	21.6	23.3
Gross profit	78.4	76.7

Operating expenses:
Selling, general and administrative	60.9	62.3
Restructuring and other charges	0.1	0.2
	61.0	62.5

Operating income	17.4	14.2
Interest expense, net	0.7	0.7

Earnings before income taxes	16.7	13.5
Provision for income taxes	5.5	4.4

Net earnings	11.2	9.1
Net loss attributable to noncontrolling interests	—	0.1

Net earnings attributable to The Estée Lauder Companies Inc.	11.2%	9.2%

In order to meet the demands of consumers, we continually introduce new products, support new and established products through advertising, merchandising and sampling and phase out existing products that no longer meet the needs of our consumers.  The economics of developing, producing, launching, supporting and discontinuing products impact our sales and operating performance each period.  The introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

We operate on a global basis, with the majority of our net sales generated outside the United States.  Accordingly, fluctuations in foreign currency exchange rates can affect our results of operations.  Therefore, we present certain net sales information excluding the effect of foreign currency rate fluctuations to provide a framework for assessing the performance of our underlying business outside the United States.  Constant currency information compares results between periods as if exchange rates had remained constant period-over-period.  We calculate constant currency information by translating current-period results using prior-year period weighted-average foreign currency exchange rates.

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

We are strengthening our geographic presence by seeking share growth in large, image-building cities within core markets such as the United States, the United Kingdom, France, Italy and Japan.  In addition, we continue to prioritize efforts to expand our presence and accelerate share growth in emerging markets such as China, Russia, the Middle East, Eastern Europe and Brazil.  We continue to expand our digital presence which has resulted in growth in net sales of our products sold over the Internet.  In North America, we recognized the need to drive profitable growth in our traditional department store channel and saw many benefits from the changes we have previously implemented and continued to reshape our organization to meet the needs of the changing retail landscape.  Internationally, we continue to take actions to grow profitability in European perfumeries and pharmacies and in department stores in Asia, while emphasizing our skin care and makeup initiatives to boost our travel retail business and continuing efforts to grow our online, specialty retailer and prestige salon businesses.  The travel retail business continues to be a source of sales growth and profitability.  Our business in this channel is benefiting from the implementation of programs we designed to enhance consumers’ “High-Touch” experiences and convert travelers into purchasers.  In addition, we see travel retail as another way to capture the attention of travelers from emerging markets, who either buy in the channel, in stores at their destinations or when they return to their homes.

The recent economic uncertainty and financial market volatility taking place in the United States, Japan and certain European countries have not significantly impacted our business.  This is due in part to our belief that we are better positioned as a result of our strategy to manage our business effectively and efficiently and we will allocate resources appropriately.  However, if the degree of uncertainty or volatility worsens or is prolonged, then there will likely be a negative effect on ongoing consumer confidence, demand and spending and as a result, our business.  We continue to monitor global economic uncertainties and other risks that may affect our business.  The disasters that occurred in Japan during the prior fiscal year did not have a significant impact on our business or our consolidated financial results for the three months ended September 30, 2011.

Returns and Charges Associated with Restructuring Activities

In an effort to drive down costs and achieve synergies within our organization, in February 2009, we announced the implementation of a multi-faceted cost savings program (the “Program”) to position the Company to achieve long-term profitable growth.  We anticipate the Program will result in related restructuring and other charges, inclusive of cumulative charges recorded to date and through the remainder of the Program, totaling between $350 million and $450 million before taxes.  While we will continue to seek cost savings opportunities, our current plans are to identify and approve specific initiatives under the Program through fiscal 2012 and execute those initiatives through fiscal 2013.  The total amount of charges (pre-tax) associated with the Program recorded, plus other initiatives approved through September 30, 2011, is approximately $305 million to $310 million, of which approximately $200 million to $202 million relates to restructuring charges, approximately $50 million of other costs to implement the initiatives, approximately $39 million to $42 million in sales returns and approximately $16 million in inventory write-offs.  The restructuring charges are comprised of approximately $153 million to $155 million of employee-related costs, approximately $27 million of other exit costs and contract terminations (substantially all of which have resulted in or will result in cash expenditures), and approximately $20 million in non-cash asset write-offs.  The total amount of cumulative charges (pre-tax) associated with the Program recorded from inception through September 30, 2011 was $243.5 million.

We expect that the implementation of this Program, combined with other on-going cost savings efforts, will result in savings of approximately $675 million to $725 million (program inception through the end of fiscal 2012 is estimated to be approximately $660 million to $690 million) including the reduction of certain costs relative to an assumed normalized spending pattern.  Our long-range forecast for operating margin reflects these anticipated savings, net of strategic reinvestments.

THE ESTÉE LAUDER COMPANIES INC.

The Program focuses on a redesign of our organizational structure in order to integrate the Company in a more cohesive way and operate more globally across brands and functions.  The principal aspect of the Program was the reduction of the workforce by approximately 2,000 employees.  Specific actions taken since program inception included:

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

•                  Outsourcing — In order to balance the growing need for information technology support with our efforts to provide the most efficient and cost effective solutions, we continued the outsourcing of certain information technology processes.  We incurred costs to transition services to outsource providers and employee-related termination costs.

Restructuring Charges

The following table presents restructuring charges related to the Program as follows:

	Three Months Ended September 30
(In millions)	2011	2010

Employee-related costs	$2.2	$0.7
Asset write-offs	0.1	0.1
Contract terminations	0.1	0.3
Other exit costs	0.6	0.6
Total restructuring charges	$3.0	$1.7

The following table presents aggregate restructuring charges related to the Program:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Fiscal 2009	$60.9	$4.2	$3.4	$1.8	$70.3
Fiscal 2010	29.3	11.0	2.3	6.2	48.8
Fiscal 2011	34.6	2.4	3.0	1.1	41.1
Three months ended September 30, 2011	2.2	0.1	0.1	0.6	3.0
Charges recorded through September 30, 2011	$127.0	$17.7	$8.8	$9.7	$163.2

THE ESTÉE LAUDER COMPANIES INC.

The following table presents accrued restructuring charges and the related activity under the Program:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Charges	$60.9	$4.2	$3.4	$1.8	$70.3
Cash payments	(7.5)	—	(0.5)	(1.6)	(9.6)
Non-cash write-offs	—	(4.2)	—	—	(4.2)
Translation adjustments	0.6	—	—	—	0.6
Other adjustments	(2.4)	—	—	—	(2.4)
Balance at June 30, 2009	51.6	—	2.9	0.2	54.7

Charges	29.3	11.0	2.3	6.2	48.8
Cash payments	(49.5)	—	(5.1)	(6.0)	(60.6)
Non-cash write-offs	—	(11.0)	—	—	(11.0)
Translation adjustments	(0.8)	—	—	—	(0.8)
Balance at June 30, 2010	30.6	—	0.1	0.4	31.1

Charges	34.6	2.4	3.0	1.1	41.1
Cash payments	(30.6)	—	(2.4)	(1.4)	(34.4)
Non-cash write-offs	—	(2.4)	—	—	(2.4)
Translation adjustments	1.2	—	(0.1)	0.1	1.2
Balance at June 30, 2011	35.8	—	0.6	0.2	36.6

Charges	2.2	0.1	0.1	0.6	3.0
Cash payments	(6.9)	—	(0.2)	(0.3)	(7.4)
Non-cash write-offs	—	(0.1)	—	—	(0.1)
Translation adjustments	(0.7)	—	—	—	(0.7)
Balance at September 30, 2011	$30.4	$—	$0.5	$0.5	$31.4

Accrued restructuring charges at September 30, 2011 are expected to result in cash expenditures funded from cash provided by operations of approximately $22 million, $7 million and $2 million in fiscal 2012, 2013 and 2014, respectively.

Total Returns and Charges Associated with Restructuring Activities

The following table presents total charges associated with restructuring activities related to the Program:

	Three Months Ended September 30
(In millions)	2011	2010

Sales returns (included in Net sales)	$(0.7)	$—
Cost of sales	0.1	0.8
Restructuring charges	3.0	1.7
Other charges	1.7	2.1
Total returns and charges associated with restructuring activities	$4.1	$4.6

During the three months ended September 30, 2011, we recorded adjustments to reflect revised estimates of anticipated sales returns associated with prior initiatives.  During the three months ended September 30, 2010, the cost of sales adjustment primarily related to inventory write-offs associated with turnaround operations of $0.8 million.  Other charges in connection with the implementation of the Program primarily relate to consulting and other professional services.

THE ESTÉE LAUDER COMPANIES INC.

Other Intangible Asset Impairments

As of our latest annual indefinite-lived asset impairment test on April 1, 2011, we determined that the trademark related to the Darphin reporting unit had an estimated fair value exceeding its carrying value by approximately 13% and the trademark related to the Ojon reporting unit had an estimated fair value that was equal to its carrying value.  As of September 30, 2011, the carrying values of the trademarks were $8.4 million and $10.0 million, respectively.  The estimated fair values of the trademarks were based on the use of a royalty rate to determine discounted projected future cash flows (“relief-from-royalty method”).  The key assumptions that were used to determine the estimated fair value of the Darphin trademark were predicated on new market initiatives including expanded international distribution.  The key assumptions that were used to determine the estimated fair value of the Ojon trademark were predicated on new market initiatives including expanded international distribution and consumer reception to the reformulated product line.  If such plans do not materialize, if there is a delay in new market initiatives, or if there is a decline in the business environment, a resulting change in the key assumptions could have a negative impact on the estimated fair value of these trademarks and it is possible we could recognize an impairment charge in the future.

First Quarter Fiscal 2012 as Compared with First Quarter Fiscal 2011

NET SALES

Net sales increased 18%, or $385.0 million, to $2,476.7 million, primarily reflecting strong growth in all of our geographic regions and product categories.  Excluding the impact of foreign currency translation, net sales increased 14%.  The following discussions of Net Sales by Product Categories and Geographic Regions exclude the impact of an adjustment to reduce the reserve for anticipated returns associated with restructuring activities of $0.7 million recorded during the current-year period.  We believe the following analysis of net sales better reflects the manner in which we conduct and view our business.

Product Categories

Skin Care

Net sales of skin care products increased 25%, or $215.2 million, to $1,072.9 million, primarily reflecting the continued success of our strategic focus on growing this category.  The recent launches of Idealist Even Skintone Illuminator and Idealist Cooling Eye Illuminator from Estée Lauder, Turnaround Overnight Radiance Moisturizer from Clinique and the Plantscription line of products from Origins contributed incremental sales of approximately $63 million, combined.  The relaunch of the reformulated Nutritious Vita-Mineral and Resilience Lift lines of products from Estée Lauder contributed incremental sales of approximately $49 million, combined.  Higher sales from existing products Renutriv Ultimate Lift Age-Correcting Serum and Advanced Night Repair Synchronized Recovery Complex from Estée Lauder, Repairwear Laser Focus Wrinkle & UV Damage Corrector from Clinique and various products from La Mer contributed approximately $65 million, combined, to the increase.  This growth was partially offset by approximately $25 million of lower sales from the Resilience Lift Extreme line of products from Estée Lauder and Cyber White EX from Clinique.  Excluding the impact of foreign currency translation, skin care net sales increased 20%.

Makeup

Makeup net sales increased 17%, or $134.6 million, to $928.8 million, primarily reflecting an increase in net sales from our makeup artist brands of approximately $89 million, combined.  The recent launches of new Pure Color lip and eye products and Doublewear Stay-In-Place Makeup SPF 10 from Estée Lauder, and Repairwear Laser Focus Makeup, Lid Smoothie Antioxidant 8-Hour Eye Colour and Chubby Stick Moisturizing Lip Colour Balm from Clinique, contributed approximately $51 million, combined, to the increase.  This growth was partially offset by lower sales of Pure Color Lipgloss and Double Wear Maximum Coverage Camouflage Makeup from Estée Lauder, and Vitamin C Lip Smoothie Antioxidant Lip Colour from Clinique of approximately $10 million, combined.  Excluding the impact of foreign currency translation, makeup net sales increased 13%.

THE ESTÉE LAUDER COMPANIES INC.

Fragrance

Net sales of fragrance products increased 7%, or $22.3 million, to $356.8 million.  Incremental sales from the recent launches of DKNY Golden Delicious, Estée Lauder Sensuous Nude and Coach Poppy Flower contributed approximately $37 million to the category.  Higher sales of Tom Ford and Jo Malone fragrances contributed approximately $19 million to the increase.  Partially offsetting these increases were approximately $15 million of lower sales of Estée Lauder pleasures bloom, pureDKNY, and Coach Poppy, which were new launches in the prior-year period, as well as lower sales of Estée Lauder Sensuous and DKNY Be Delicious of approximately $15 million, combined.  We continue to expect challenges in this category due to competitive dynamics.  Excluding the impact of foreign currency translation, fragrance net sales increased 3%.

Hair Care

Hair care net sales increased 10%, or $9.4 million, to $103.8 million, primarily reflecting an increase in sales from Aveda including the introduction of new products led by Be Curly Style-Prep.  Also contributing incremental sales to this category was the recent launch of the Sleek & Straight line of products from Bumble and bumble.  The category also benefited from an improved retail environment for our products as well as net sales generated from expanded global distribution.  Partially offsetting these increases were lower net sales of Ojon brand products due in part to softness in the direct response television channel.  Excluding the impact of foreign currency translation, hair care net sales increased 8%.

Geographic Regions

Net sales in the Americas increased 11%, or $108.2 million, to $1,105.4 million.  The increase during the current-year period was primarily attributable to growth in the United States from our heritage and makeup artist brands, which benefited from a strong retail environment for our products, new skin care offerings and an increase in sales of higher-end prestige skin care products which resulted in higher net sales in the United States of approximately $88 million.  These increases reflect, in part, our ongoing efforts to work with retailers in the U.S. department store channel on strengthening the “High-Touch” concepts used to help market our products.  Net sales in Latin America increased approximately $13 million, reflecting growth in emerging markets such as Brazil.  Excluding the impact of foreign currency translation, net sales in the Americas increased 10%.

In Europe, the Middle East & Africa, net sales increased 26%, or $177.3 million, to $858.2 million, reflecting strong growth in our travel retail business and from virtually all countries in the region and in each major product category.  This reflects our strategy to strengthen our geographic presence and continue to succeed in the travel retail channel.  Net sales increases of approximately $142 million were driven by our travel retail business, the United Kingdom, Germany, France, Italy and the Middle East.  This was attributable to strong retail environments for our products, successful launches of skin care and makeup products from certain of our heritage brands, as well as higher combined sales from our makeup artist brands.  The net sales improvement in our travel retail business also reflected an increase in global airline passenger traffic, new points of distribution and benefits of programs designed to enhance consumers’ “High-Touch” experiences and convert travelers into purchasers.  Excluding the impact of foreign currency translation, net sales in Europe, the Middle East & Africa increased 19%.

Net sales in Asia/Pacific increased 24%, or $98.8 million, to $512.4 million, reflecting growth in each product category and from all countries in the region, several of which had a significant favorable impact of foreign currency translation.  Approximately $68 million of this increase was generated in China, Hong Kong and Korea, primarily reflecting strong sales of skin care and makeup products.  Our businesses in Japan and Australia continued to be challenged due to difficult economic conditions, but they reported net sales gains of approximately $9 million, which were generated solely from the strengthening of their respective currencies.  Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 15%.

Although our financial performance reflected a strong retail environment for our products in certain geographies, we continue to operate in an uncertain economic climate which may impact our future business activities.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

THE ESTÉE LAUDER COMPANIES INC.

COST OF SALES

Cost of sales as a percentage of total net sales decreased to 21.6% as compared with 23.3% in the prior-year period.  This improvement primarily reflected strategic changes in the mix of our business of approximately 150 basis points, the favorable effect of exchange rates of approximately 20 basis points and favorable manufacturing variances of approximately 10 basis points.  These improvements were offset by an increase in obsolescence charges of approximately 10 basis points.

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

OPERATING EXPENSES

Operating expenses as a percentage of net sales decreased to 61.0% as compared with 62.5% in the prior-year period and reflects the impact of the strong growth in net sales.  This improvement primarily reflected a decrease in general and administrative costs as a percentage of net sales of approximately 120 basis points.  Also contributing to the improvement were lower selling and shipping costs as a percentage of net sales of approximately 110 basis points due to various cost containment efforts implemented as part of the Program and a strategically focused approach to spending.  Partially offsetting these improvements was an unfavorable change in foreign exchange transactions of approximately 50 basis points, higher costs related to stock-based compensation of approximately 30 basis points and increased spending in advertising, merchandising and sampling costs in line with our strategy of approximately 20 basis points.

Changes in advertising, merchandising and sampling spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

OPERATING RESULTS

Operating income increased 44%, or $132.0 million, to $430.0 million.  Operating margin improved to 17.4% of net sales as compared with 14.2% in the prior-year period, reflecting our higher gross margin and the decrease in our operating expense margin, as previously discussed.  The following discussions of Operating Results by Product Categories and Geographic Regions exclude the impact of total returns and charges associated with restructuring activities of $4.1 million, or less than 1% of net sales, for the three months ended September 30, 2011 and $4.6 million, or less than 1% of net sales, for the three months ended September 30, 2010.  We believe the following analysis of operating results better reflects the manner in which we conduct and view our business.

Product Categories

All product categories benefited from initiatives we implemented as part of the Program including a more strategically focused approach to spending.  Skin care operating income increased 49%, or $73.8 million, to $223.7 million, primarily reflecting improved results from higher-margin product launches from certain of our heritage brands.  Makeup operating income increased 55%, or $56.4 million, to $159.6 million, primarily reflecting improved results from our makeup artist brands and from our larger heritage brands.  Fragrance operating results decreased 4%, or $2.0 million, to $48.3 million, primarily reflecting higher spending in support of new launches of designer fragrances.  Hair care operating results increased over 100%, or $3.3 million, to $5.1 million, primarily reflecting higher net sales and an improved retail environment for our products.

Geographic Regions

Operating income in the Americas increased 45%, or $46.1 million, to $149.2 million, primarily reflecting increased sales from our heritage and makeup artist brands driven by improved category mix partially offset by the timing and level of spending activities in the current-year period, which are in line with our strategy.

THE ESTÉE LAUDER COMPANIES INC.

In Europe, the Middle East & Africa, operating income increased 35%, or $49.1 million, to $187.7 million, reflecting improvements in travel retail and most countries in the region.  Higher results from our travel retail business, the United Kingdom, Germany, Italy and the Middle East totaled approximately $54 million, combined.  Partially offsetting these improvements were lower results in Russia of approximately $13 million, primarily reflecting strategic investment spending.

In Asia/Pacific, operating income increased 60%, or $36.3 million, to $97.2 million.  Substantially all countries in the region reported higher operating results, led by approximately $31 million in China, Hong Kong and Korea, combined.  Partially offsetting these increases were lower operating results of approximately $3 million in Australia and Singapore, combined.

INTEREST EXPENSE, NET

Net interest expense was $16.0 million as compared with $16.1 million in the prior-year period.

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

The effective rate for income taxes was 32.7% for the three months ended September 30, 2011 and 2010.  The effective tax rate would have increased by approximately 170 basis points over the prior-year period due to income tax reserve adjustments, however, this increase was offset by a lower effective tax rate on our foreign operations.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

Net earnings attributable to The Estée Lauder Companies Inc. as compared with the prior-year period increased 46%, or $87.5 million, to $278.6 million and diluted net earnings per common share increased 46% from $.95 to $1.40.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad.  At September 30, 2011, we had cash and cash equivalents of $719.5 million compared with $1,253.0 million at June 30, 2011.  Our cash and cash equivalents are maintained at a number of financial institutions.  As of September 30, 2011, approximately 13% of the total balance was insured by governmental agencies.  To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength and perform ongoing evaluations of these institutions to limit our concentration risk exposure.

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

THE ESTÉE LAUDER COMPANIES INC.

Based on past performance and current expectations, we believe that cash on hand, cash generated from operations, available credit lines and access to credit markets will be adequate to support currently planned business operations, information systems enhancements, capital expenditures, potential stock repurchases, commitments and other contractual obligations on both a near-term and long-term basis.  Our cash and cash equivalents balance at September 30, 2011 includes cash in offshore jurisdictions associated with our permanent reinvestment strategy.  We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic debt or working capital obligations.

The effects of inflation have not been significant to our overall operating results in recent years.  Generally, we have been able to introduce new products at higher prices, increase prices and implement other operating efficiencies to sufficiently offset cost increases, which have been moderate.

Credit Ratings

Changes in our credit ratings will likely result in changes in our borrowing costs.  Our credit ratings also impact the cost of our revolving credit facility as discussed below.  Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing.  A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating.  As of October 25, 2011, our commercial paper is rated A-1 by Standard & Poor’s and P-1 by Moody’s and our long-term debt is rated A with a stable outlook by Standard & Poor’s and A2 with a stable outlook by Moody’s.

Debt

At September 30, 2011, our outstanding borrowings were as follows:

	Long-term Debt	Current Debt	Total Debt
	(In millions)

6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (1), (6)	$296.4	$—	$296.4
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”) (2)	197.7	—	197.7
5.55% Senior Notes, due May 15, 2017 (“2017 Senior Notes”) (3), (6)	339.8	—	339.8
7.75% Senior Notes, due November 1, 2013 (“2013 Senior Notes”) (4), (6)	230.1	—	230.1
6.00% Senior Notes, due January 15, 2012 (“2012 Senior Notes”) (5)	—	119.7	119.7
Other borrowings	8.8	22.1	30.9
	$1,072.8	$141.8	$1,214.6

(1)             Consists of $300.0 million principal and unamortized debt discount of $3.6 million.

(2)             Consists of $200.0 million principal and unamortized debt discount of $2.3 million.

(3)             Consists of $300.0 million principal, unamortized debt discount of $0.3 million and a $40.1 million adjustment to reflect the termination value of interest rate swaps.

(4)             Consists of $230.1 million principal.

(5)             Consists of $120.0 million principal and a $0.3 million adjustment to reflect the remaining termination value of an interest rate swap that is being amortized to interest expense over the life of the debt.

(6)             As of September 30, 2011, we were in compliance with all restrictive covenants, including limitations on indebtedness and liens, and expect continued compliance.

We have a $750.0 million commercial paper program under which we may issue commercial paper in the United States.  At September 30, 2011, there was no commercial paper outstanding.  We also have $159.1 million in additional uncommitted credit facilities, of which $10.7 million was used as of September 30, 2011.  We do not anticipate difficulties in securing this form of working capital financing.

THE ESTÉE LAUDER COMPANIES INC.

In July 2011, we replaced our undrawn $750.0 million senior unsecured revolving credit facility that was set to expire on April 26, 2012 (the “Prior Facility”), with a new $1.0 billion senior unsecured revolving credit facility that expires on July 14, 2015 (the “New Facility”).  The New Facility may be used to provide credit support for our commercial paper program and for general corporate purposes.  As with the Prior Facility, up to the equivalent of $250 million of the New Facility is available for multi-currency loans.  The interest rate on borrowings under the New Facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or ½% plus the Federal funds rate.  We incurred costs of approximately $1 million to establish the New Facility which will be amortized over the term of the facility.  The New Facility has an annual fee of $0.7 million, payable quarterly, based on our current credit ratings.  The New Facility also contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $100.0 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under this facility.

We have a fixed rate promissory note agreement with a financial institution pursuant to which we may borrow up to $150.0 million in the form of loan participation notes through one of our subsidiaries in Europe.  The interest rate on borrowings under this agreement is at an all-in fixed rate determined by the lender and agreed to by us at the date of each borrowing.  At September 30, 2011, no borrowings were outstanding under this agreement.  Debt issuance costs incurred related to this agreement were de minimis.

We have an overdraft borrowing agreement with a financial institution pursuant to which our subsidiary in Turkey may be credited to satisfy outstanding negative daily balances arising from its business operations.  The total balance outstanding at any time shall not exceed 40.0 million Turkish lira ($21.9 million at the exchange rate at September 30, 2011).  The interest rate applicable to each such credit shall be up to a maximum of 175 basis points per annum above the spot rate charged by the lender or the lender’s floating call rate agreed to by us at each borrowing.  There were no debt issuance costs incurred related to this agreement.  The outstanding balance at September 30, 2011 ($10.7 million at the exchange rate at September 30, 2011) is classified as short-term debt in our consolidated balance sheet.

We have a 1.5 billion Japanese yen ($19.7 million at the exchange rate at September 30, 2011) revolving credit facility that expires on March 31, 2012.  The interest rate on borrowings under this credit facility is based on TIBOR (Tokyo Interbank Offered Rate) plus .75% and the facility fee incurred on the undrawn balance is 25 basis points.  At September 30, 2011, no borrowings were outstanding under this facility.

Total debt as a percent of total capitalization (excluding noncontrolling interests) increased to 33% at September 30, 2011 from 32% at June 30, 2011.

Cash Flows

Net cash used for operating activities was $36.2 million during the three months ended September 30, 2011 as compared with $39.1 million in the prior-year period.  Cash flows used for operating activities decreased as compared with the prior-year period, primarily reflecting the increase in net earnings, favorable changes in levels of accounts payable due to the timing of payments, and an increase in accrued income taxes resulting from the timing and level of tax payments.  These changes were offset by an increase in accounts receivable in line with the increase in sales and a decrease in other liabilities primarily due to the timing of payments and costs related to employee compensation.

Net cash used for investing activities was $88.5 million during the three months ended September 30, 2011 as compared with $316.2 million in the prior-year period.  The decrease in investing cash outflows primarily reflected a favorable comparison with the fiscal 2011 first quarter acquisition of Smashbox Cosmetics and was partially offset by an increase in capital expenditure activity in the current-year period primarily related to counters and leasehold improvements.

Net cash used for financing activities was $390.9 million during the three months ended September 30, 2011 as compared with $83.4 million in the prior-year period.  The change in net cash used for financing activities primarily reflected an increase in treasury stock purchases and the prior-year period receipt of proceeds related to the settlement of interest rate derivatives.

THE ESTÉE LAUDER COMPANIES INC.

Dividends

On November 3, 2011, our Board of Directors declared a two-for-one stock split on our Class A and Class B Common Stock to be effected in the form of a stock dividend.  As a result of this action, one additional share will be issued on January 20, 2012 for each share held by stockholders of record at the close of business on January 4, 2012.  The stock split will not have an impact on our consolidated financial position or results of operations.  Share and per share amounts have not been restated for the upcoming stock split.

In addition, on November 3, 2011, our Board of Directors declared a dividend in the amount of $1.05 per share on our Class A and Class B Common Stock.  The dividend is payable in cash on December 14, 2011 to stockholders of record at the close of business on November 28, 2011.

Pension and Post-retirement Plan Funding

There have been no significant changes to our pension and post-retirement funding as discussed in our Annual Report on Form 10-K for the year ended June 30, 2011.

Commitments, Contingencies and Contractual Obligations

There have been no significant changes to our commitments, contingencies and contractual obligations as discussed in our Annual Report on Form 10-K for the year ended June 30, 2011.

Derivative Financial Instruments and Hedging Activities

There have been no significant changes to our derivative financial instruments and hedging activities as discussed in our Annual Report on Form 10-K for the year ended June 30, 2011.

Foreign Exchange Risk Management

We enter into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with our identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that we receive from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as foreign currency cash-flow hedges and have varying maturities through the end of June 2013.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  The ineffective portion of foreign currency forward contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income (loss) are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in accumulated other comprehensive income (loss) are reclassified to current-period earnings.  As of September 30, 2011, these foreign currency cash-flow hedges were highly effective in all material respects.

At September 30, 2011, we had foreign currency forward contracts in the amount of $1,580.1 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the British pound ($311.0 million), Swiss franc ($264.9 million), Euro ($241.2 million), Canadian dollar ($191.5 million), Australian dollar ($109.3 million), Japanese yen ($75.6 million) and South Korean won ($71.7 million).

Credit Risk

As a matter of policy, we only enter into derivative contracts with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $25.2 million at September 30, 2011.  To manage this risk, we have established counterparty credit guidelines that are continually monitored and reported to management.  Accordingly, management believes risk of loss under these hedging contracts is remote.

Certain of our derivative financial instruments contain credit-risk-related contingent features.  At September 30, 2011, we were in a net asset position for certain derivative contracts that contain such features with two counterparties.  The fair value of those contracts as of September 30, 2011 was approximately $0.5 million.  As of September 30, 2011, we were in compliance with such credit-risk-related contingent features.

THE ESTÉE LAUDER COMPANIES INC.

Market Risk

Using the value-at-risk model, as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, the high, low and average measured value-at-risk for the twelve months ended September 30, 2011 related to our foreign exchange contracts are as follows:

(In millions)	High	Low	Average

Foreign exchange contracts	$47.1	$19.8	$28.0

The change in the value-at-risk measures from June 30, 2011 related to our foreign exchange contracts reflected an increase in foreign exchange volatilities and a different portfolio mix. We believe that any resulting loss incurred would be offset by the effects of market rate movements on the respective underlying transactions for which the derivative financial instrument was intended.

OFF-BALANCE SHEET ARRANGEMENTS

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

CRITICAL ACCOUNTING POLICIES

As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions.  Our most critical accounting policies relate to revenue recognition, inventory, pension and other post-retirement benefit costs, goodwill, other intangible assets and long-lived assets, income taxes and derivatives.  Since June 30, 2011, there have been no significant changes to the assumptions and estimates related to our critical accounting policies.

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

(14) our ability to acquire, develop or implement new information and distribution technologies and initiatives on a timely basis and within our cost estimates and our ability to maintain the security of data and other information that may be stored in such systems or other systems or media;

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

Item 4. Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure.  The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2011 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

As part of our Strategic Modernization Initiative, we anticipate the continued migration of our operations to SAP, with the majority of our locations being enabled through 2013.  Based on management’s evaluation, the necessary steps were taken to monitor and maintain appropriate internal control over financial reporting during the quarter ended September 30, 2011.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchase Program

We are authorized by the Board of Directors to repurchase up to 88.0 million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  As of September 30, 2011, the cumulative total of acquired shares pursuant to the authorization was 78.9 million, reducing the remaining authorized share repurchase balance to 9.1 million.  During the three months ended September 30, 2011, we purchased approximately 4.0 million shares pursuant to the authorization for $394.3 million as outlined in the following table:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
July 2011	1,148,242	(2)	$105.18	1,129,100	11,942,769
August 2011	1,910,800		97.31	1,910,800	10,031,969
September 2011	991,232	(3)	97.00	924,098	9,107,871
	4,050,274		$99.47	3,963,998	9,107,871

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

Subsequent to September 30, 2011, we purchased approximately 926,900 additional shares of Class A Common Stock for $80.8 million pursuant to our share repurchase program.

THE ESTÉE LAUDER COMPANIES INC.

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

10.4	Form of Restricted Stock Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant). †
10.5

Form of Restricted Stock Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant). †

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

THE ESTÉE LAUDER COMPANIES INC.

Date: November 4, 2011	By:	/s/RICHARD W. KUNES
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

10.4	Form of Restricted Stock Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant). †
10.5

Form of Restricted Stock Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant). †

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