Form 10-Q
period 2011-12-31
ESTEE LAUDER COMPANIES INC
filed 2012-02-06
CIK 1001250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

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

At January 25, 2012, 235,912,621 shares of the registrant’s Class A Common Stock, $.01 par value, and 151,778,082 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended December 31		Six Months Ended December 31
	2011	2010	2011	2010
	(In millions, except per share data)

Net Sales	$2,737.5	$2,492.0	$5,214.2	$4,583.7
Cost of Sales	551.0	541.1	1,085.3	1,029.2

Gross Profit	2,186.5	1,950.9	4,128.9	3,554.5

Operating expenses
Selling, general and administrative	1,576.7	1,419.2	3,084.4	2,721.0
Restructuring and other charges	6.1	14.0	10.8	17.8
Impairment of other intangible assets	6.7	—	6.7	—
Total operating expenses	1,589.5	1,433.2	3,101.9	2,738.8

Operating Income	597.0	517.7	1,027.0	815.7

Interest expense, net	16.6	16.1	32.6	32.2
Other income	10.5	—	10.5	—
Earnings before Income Taxes	590.9	501.6	1,004.9	783.5

Provision for income taxes	192.5	155.7	327.9	248.0
Net Earnings	398.4	345.9	677.0	535.5

Net earnings attributable to noncontrolling interests	(1.7)	(2.0)	(1.7)	(0.5)
Net Earnings Attributable to The Estée Lauder Companies Inc.	$396.7	$343.9	$675.3	$535.0

Net earnings attributable to The Estée Lauder Companies Inc. per common share
Basic	$1.03	$0.87	$1.74	$1.36
Diluted	1.00	0.86	1.70	1.33

Weighted-average common shares outstanding
Basic	386.8	393.4	388.7	393.4
Diluted	395.2	401.8	397.3	401.2

Cash dividends declared per common share	$.525	$.375	$.525	$.375

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED BALANCE SHEETS

	December 31	June 30
	2011	2011
	(Unaudited)
	($ in millions)
ASSETS
Current Assets
Cash and cash equivalents	$999.1	$1,253.0
Accounts receivable, net	1,383.7	945.6
Inventory and promotional merchandise, net	898.9	995.6
Prepaid expenses and other current assets	471.6	492.3
Total current assets	3,753.3	3,686.5

Property, Plant and Equipment, net	1,151.4	1,143.1

Other Assets
Goodwill	879.0	877.3
Other intangible assets, net	211.8	227.5
Other assets	346.7	339.5
Total other assets	1,437.5	1,444.3
Total assets	$6,342.2	$6,273.9

LIABILITIES AND EQUITY
Current Liabilities
Current debt	$143.8	$138.0
Accounts payable	384.8	446.7
Accrued income taxes	207.1	62.3
Other accrued liabilities	1,286.4	1,296.3
Total current liabilities	2,022.1	1,943.3

Noncurrent Liabilities
Long-term debt	1,068.7	1,080.1
Accrued income taxes	139.4	130.0
Other noncurrent liabilities	468.3	473.5
Total noncurrent liabilities	1,676.4	1,683.6

Contingencies (Note 7)

Equity
Common stock, $.01 par value; 650,000,000 shares Class A authorized; shares issued: 397,075,260 at December 31, 2011 and 393,173,952 at June 30, 2011; 240,000,000 shares Class B authorized; shares issued and outstanding: 151,778,082 at December 31, 2011 and 151,964,082 at June 30, 2011	5.5	5.5
Paid-in capital	1,882.3	1,735.6
Retained earnings	4,584.9	4,113.7
Accumulated other comprehensive income (loss)	(84.2)	17.7
	6,388.5	5,872.5
Less: Treasury stock, at cost; 161,180,524 Class A shares at December 31, 2011 and 150,575,090 Class A shares at June 30, 2011	(3,762.6)	(3,243.1)
Total stockholders’ equity — The Estée Lauder Companies Inc.	2,625.9	2,629.4
Noncontrolling interests	17.8	17.6
Total equity	2,643.7	2,647.0
Total liabilities and equity	$6,342.2	$6,273.9

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31
	2011	2010
	(In millions)

Cash Flows from Operating Activities
Net earnings	$677.0	$535.5
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	141.0	135.3
Deferred income taxes	(13.6)	12.9
Non-cash stock-based compensation	76.6	54.4
Excess tax benefits from stock-based compensation arrangements	(34.1)	(17.3)
Loss on disposal of property, plant and equipment	2.2	2.1
Impairment of other intangible assets	6.7	—
Non-cash charges associated with restructuring activities	0.5	5.7
Pension and post-retirement benefit expense	34.9	34.2
Pension and post-retirement benefit contributions	(23.4)	(19.6)
Other non-cash items	0.1	0.2
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(494.4)	(387.9)
Decrease in inventory and promotional merchandise, net	59.2	0.2
Increase in other assets, net	(12.3)	(27.4)
Decrease in accounts payable	(48.2)	(95.9)
Increase in accrued income taxes	211.1	146.4
Increase in other liabilities	26.9	129.2
Net cash flows provided by operating activities	610.2	508.0

Cash Flows from Investing Activities
Capital expenditures	(181.5)	(144.8)
Acquisition of businesses and other intangible assets, net of cash acquired	(7.7)	(256.1)
Net cash flows used for investing activities	(189.2)	(400.9)

Cash Flows from Financing Activities
Borrowings of current debt, net	3.5	7.3
Debt issuance costs	(1.1)	—
Repayments and redemptions of long-term debt, net	(5.3)	(12.7)
Net settlement of interest rate derivatives	—	47.4
Net proceeds from stock-based compensation transactions	37.5	62.3
Excess tax benefits from stock-based compensation arrangements	34.1	17.3
Payments to acquire treasury stock	(522.4)	(173.0)
Dividends paid to stockholders	(204.0)	(148.0)
Net cash flows used for financing activities	(657.7)	(199.4)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(17.2)	14.7

Net Decrease in Cash and Cash Equivalents	(253.9)	(77.6)
Cash and Cash Equivalents at Beginning of Period	1,253.0	1,120.7
Cash and Cash Equivalents at End of Period	$999.1	$1,043.1

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

All share (except par value per share), earnings per common share and cash dividends declared per common share information for the current period and all prior-year periods reflect the two-for-one stock split on the Company’s Class A and Class B Common Stock, which was effected in the form of a stock dividend for each share held by stockholders of record at the close of business on January 4, 2012.  The number of shares of the Company’s Class A Common Stock issuable upon exercise of outstanding stock options and vesting of other stock-based awards were proportionately increased in accordance with the terms of the respective plans.

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

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at period-end rates of exchange, while revenue and expenses are translated at weighted average rates of exchange for the period.  Unrealized translation gains or losses are reported as cumulative translation adjustments through other comprehensive income (loss) (“OCI”).  Such adjustments, attributable to The Estée Lauder Companies Inc., amounted to $(18.1) million and $4.9 million of unrealized translation gains (losses), net of tax, during the three months ended December 31, 2011 and 2010, respectively, and $(131.4) million and $91.6 million of unrealized translation gains (losses), net of tax, during the six months ended December 31, 2011 and 2010, respectively.  For the Company’s Venezuelan subsidiary operating in a highly inflationary economy, the U.S. dollar is the functional currency.  Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings.

The accompanying consolidated statements of earnings include net exchange gains (losses) on foreign currency transactions of $6.7 million and $(3.6) million during the three months ended December 31, 2011 and 2010, respectively, and $(3.1) million and $(0.8) million during the six months ended December 31, 2011 and 2010, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions totaling $35.5 million and $33.9 million as of December 31, 2011 and June 30, 2011, respectively.

Concentration of Credit Risk

The Company is a worldwide manufacturer, marketer and distributor of skin care, makeup, fragrance and hair care products.  The Company’s sales are made primarily to department stores, perfumeries and specialty retailers.  The Company grants credit to all qualified customers and does not believe it is exposed significantly to any undue concentration of credit risk.

The Company’s largest customer sells products primarily within the United States and accounted for $261.7 million, or 10%, and $246.3 million, or 10%, of the Company’s consolidated net sales for the three months ended December 31, 2011 and 2010, respectively, and $575.0 million, or 11%, and $528.3 million, or 12%, of the Company’s consolidated net sales for the six months ended December 31, 2011 and 2010, respectively.  This customer accounted for $120.9 million, or 9%, and $92.3 million, or 10%, of the Company’s accounts receivable at December 31, 2011 and June 30, 2011, respectively.

Inventory and Promotional Merchandise

	December 31	June 30
(In millions)	2011	2011

Inventory and promotional merchandise, net consists of:
Raw materials	$203.0	$230.2
Work in process	63.1	93.6
Finished goods	453.7	475.4
Promotional merchandise	179.1	196.4
	$898.9	$995.6

Property, Plant and Equipment

	December 31	June 30
(In millions)	2011	2011

Assets (Useful Life)
Land	$14.7	$15.0
Buildings and improvements (10 to 40 years)	188.7	195.5
Machinery and equipment (3 to 10 years)	629.2	635.3
Computer hardware and software (4 to 10 years)	741.7	707.1
Furniture and fixtures (5 to 10 years)	95.4	93.9
Leasehold improvements	1,208.0	1,215.3
	2,877.7	2,862.1
Less accumulated depreciation and amortization	1,726.3	1,719.0
	$1,151.4	$1,143.1

The cost of assets related to projects in progress of $228.2 million and $183.5 million as of December 31, 2011 and June 30, 2011, respectively, is included in their respective asset categories above.  Depreciation and amortization of property, plant and equipment was $69.1 million and $63.8 million during the three months ended December 31, 2011 and 2010, respectively, and $136.4 million and $129.2 million during the six months ended December 31, 2011 and 2010, respectively.  Depreciation and amortization related to the Company’s manufacturing process is included in cost of sales and all other depreciation and amortization is included in selling, general and administrative expenses in the accompanying consolidated statements of earnings.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The effective income tax rate was 32.6% and 31.0% for the three months ended December 31, 2011 and 2010, respectively.  The increase in the effective income tax rate was principally due to favorable income tax reserve adjustments booked in the prior-year period, including a tax and interest benefit of $11 million, net of tax, attributable to concluding the examination by the U.S. Internal Revenue Service (“IRS”) of fiscal 2006 through 2008.  The prior-year rate was also favorably impacted due to the reinstatement of the U.S. federal research and experimentation tax credit, retroactive to January 1, 2010, the majority of such benefit recorded discretely in the prior-year period.

The effective income tax rate was 32.6% and 31.7% for the six months ended December 31, 2011 and 2010, respectively.  The increase in the effective income tax rate was principally due to favorable income tax reserve adjustments booked in the prior-year period, including a tax and interest benefit of $11 million, net of tax, attributable to concluding the examination by the IRS of fiscal 2006 through 2008.

As of December 31, 2011 and June 30, 2011, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $96.7 million and $104.8 million, respectively.  The total amount of unrecognized tax benefits at December 31, 2011 that, if recognized, would affect the effective tax rate was $61.5 million.  The total gross interest and penalties accrued related to unrecognized tax benefits during the three and six months ended December 31, 2011 in the accompanying consolidated statements of earnings was $6.1 million and $9.2 million, respectively.  The total gross accrued interest and penalties in the accompanying consolidated balance sheets at December 31, 2011 and June 30, 2011 was $45.0 million and $37.7 million, respectively.  On the basis of the information available as of December 31, 2011, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in a range of $25 million to $30 million within 12 months as a result of projected resolutions of global tax examinations and controversies and a potential lapse of the applicable statutes of limitations.

During the six months ended December 31, 2011, the Company formally concluded the IRS examination of fiscal years 2009 and 2010.  The conclusion of this examination did not materially impact the Company’s consolidated financial statements.

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

In January 2010, the FASB issued authoritative guidance that requires entities to make new disclosures about recurring or nonrecurring fair-value measurements of assets and liabilities.  The Company adopted the new guidance in its fiscal 2010 third quarter, except for certain detailed recurring Level 3 disclosures, which became effective for the Company’s fiscal 2012 first quarter.  The Company currently does not have any recurring Level 3 assets or liabilities.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards

In December 2011, the FASB issued authoritative guidance that creates new disclosure requirements about the nature of an entity’s rights of offset and related arrangements associated with its financial instruments and derivative instruments.  This revised guidance helps reconcile differences in the offsetting requirements under U.S. GAAP and International Financial Reporting Standards (“IFRS”).  These requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement.  This disclosure-only guidance becomes effective for the Company’s fiscal 2013 third quarter, with retrospective application required.  The Company currently does not hold any financial or derivative instruments that are subject to an enforceable master netting arrangement.  However, the Company currently utilizes the right of offset when netting certain negative cash balances in its statement of financial position.  This guidance is not expected to have an impact on the Company’s results of operations, financial position or cash flows, but may require certain additional disclosures if such balances are material or if the Company enters into additional arrangements that fall under the provisions of this guidance.

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

In September 2011, the FASB amended its authoritative guidance related to multiemployer benefit plans.  This revised guidance is intended to provide enhanced qualitative and quantitative disclosures about an employer’s significant financial obligations to a multiemployer pension plan and, therefore, help financial statement users better understand the financial health of all significant plans in which the employer participates.  To the extent the information required under the revised standard is not available in the public domain, as may be the case for some foreign plans, employers should include more qualitative information about the plan.  This disclosure-only guidance becomes effective for the Company’s fiscal 2013, with early adoption permitted and full retrospective application required.  The Company is currently evaluating the timing of adopting and the impact of this guidance on the Company’s consolidated financial statements.

In June 2011, the FASB amended its authoritative guidance related to the presentation of comprehensive income, requiring entities to present items of net income and other comprehensive income either in one continuous statement or in two separate consecutive statements.  This guidance also required entities to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements.  In December 2011, the FASB issued an update to this guidance deferring the requirement to present reclassification adjustments on the face of the financial statements.  However, the Company is still required to present reclassification adjustments on either the face of the financial statement where comprehensive income is reported or disclose the reclassification adjustments in the notes to the financial statements.  This guidance, including the deferral, becomes effective for the Company’s fiscal 2013 first quarter, with early adoption permitted and full retrospective application required.  The Company is currently evaluating the impact of adopting this guidance but believes that it will result only in changes in the presentation of its consolidated financial statements and will not have a material impact on the Company’s results of operations, financial position or cash flows.

In May 2011, the FASB amended its authoritative guidance related to fair value measurements to provide a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and IFRS.  This guidance clarifies the application of existing fair value measurement and expands the existing disclosure requirements.  This guidance becomes effective for the Company’s fiscal 2012 third quarter.  This guidance is not expected to have a material impact on the Company’s results of operations, financial position or cash flows, but may require certain additional disclosures.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — GOODWILL AND OTHER INTANGIBLE ASSETS

The Company assigns goodwill of a reporting unit to the product category in which that reporting unit predominantly operates at the time of its acquisition.  The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total

Balance as of June 30, 2011
Goodwill	$70.4	$412.6	$55.0	$406.9	$944.9
Accumulated impairments	(24.4)	—	—	(43.2)	(67.6)
	46.0	412.6	55.0	363.7	877.3

Goodwill acquired during the period	—	4.7	—	—	4.7
Translation and other adjustments	(1.2)	(0.3)	(0.2)	(1.3)	(3.0)
	(1.2)	4.4	(0.2)	(1.3)	1.7

Balance as of December 31, 2011
Goodwill	69.2	417.0	54.8	405.6	946.6
Accumulated impairments	(24.4)	—	—	(43.2)	(67.6)
	$44.8	$417.0	$54.8	$362.4	$879.0

Other intangible assets consist of the following:

	December 31, 2011			June 30, 2011
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value

Amortizable intangible assets:
Customer lists and other	$267.7	$173.4	$94.3	$270.9	$168.5	$102.4
License agreements	43.0	43.0	—	43.0	43.0	—
	$310.7	$216.4	94.3	$313.9	$211.5	102.4
Non-amortizable intangible assets:
Trademarks and other			117.5			125.1
Total intangible assets			$211.8			$227.5

The aggregate amortization expense related to amortizable intangible assets for the three months ended December 31, 2011 and 2010 was $3.4 million and $3.9 million, respectively, and for the six months ended December 31, 2011 and 2010 was $6.9 million and $7.5 million, respectively.  The estimated aggregate amortization expense for the remainder of fiscal 2012 and for each of fiscal 2013 to 2016 is $6.7 million, $13.6 million, $13.5 million, $13.4 million and $13.3 million, respectively.

Impairment Testing During the Six Months Ended December 31, 2011

During the second quarter of fiscal 2012, the Ojon reporting unit identified a potential decline in its projected results of operations, primarily resulting from a softness in the direct response television channel, which caused the Company to review and revise Ojon’s long-term forecast.  The Company concluded that these changes in the business of the Ojon reporting unit triggered the need for an interim impairment test of its trademarks as of December 31, 2011.  These changes in circumstances were also an indicator that the carrying amount of the customer list may not be recoverable.  The Company performed an interim impairment test for the trademarks and a recoverability test for the customer list as of December 31, 2011.  For the trademarks, the Company concluded that the carrying value exceeded its estimated fair value, which was based on the use of a royalty rate to determine discounted projected future cash flows (“relief-from-royalty method”).  As a result, the Company recognized an impairment charge of $6.7 million.  This charge was reflected in the hair care product category in the Americas region.  The Company concluded that the carrying value of the customer list is recoverable.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — RETURNS AND CHARGES ASSOCIATED WITH RESTRUCTURING ACTIVITIES

In an effort to drive down costs and achieve synergies within the organization, in February 2009, the Company announced the implementation of a multi-faceted cost savings program (the “Program”) to position itself to achieve long-term profitable growth.  The Company anticipates the Program will result in related restructuring and other charges, inclusive of cumulative charges recorded to date and through the remainder of the Program, totaling between $350 million and $450 million before taxes.  While the Company will continue to seek cost savings opportunities, the Company’s current plans are to identify and approve specific initiatives under the Program through fiscal 2012 and execute those initiatives through fiscal 2013.  The total amount of charges (pre-tax) associated with the Program, recorded, plus other initiatives approved through December 31, 2011, is approximately $307 million to $312 million, of which approximately $202 million to $204 million relates to restructuring charges, approximately $50 million of other costs to implement the initiatives, approximately $39 million to $42 million in sales returns and approximately $16 million in inventory write-offs.  The restructuring charges are comprised of approximately $154 million to $156 million of employee-related costs, approximately $27 million of other exit costs and contract terminations (substantially all of which have resulted in or will result in cash expenditures), and approximately $21 million in non-cash asset write-offs.  The total amount of cumulative charges (pre-tax) associated with the Program recorded from inception through December 31, 2011 was $249.6 million.

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

Restructuring Charges

The following table presents restructuring charges related to the Program as follows:

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2011	2010	2011	2010

Employee-related costs	$2.1	$8.8	$4.3	$9.5
Asset write-offs	0.4	0.5	0.5	0.6
Contract terminations	1.2	1.5	1.3	1.8
Other exit costs	0.2	(0.1)	0.8	0.5
Total restructuring charges	$3.9	$10.7	$6.9	$12.4

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents aggregate restructuring charges related to the Program:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Fiscal 2009	$60.9	$4.2	$3.4	$1.8	$70.3
Fiscal 2010	29.3	11.0	2.3	6.2	48.8
Fiscal 2011	34.6	2.4	3.0	1.1	41.1
Six months ended December 31, 2011	4.3	0.5	1.3	0.8	6.9
Charges recorded through December 31, 2011	$129.1	$18.1	$10.0	$9.9	$167.1

The following table presents accrued restructuring charges and the related activities under the Program:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Charges	$60.9	$4.2	$3.4	$1.8	$70.3
Cash payments	(7.5)	—	(0.5)	(1.6)	(9.6)
Non-cash write-offs	—	(4.2)	—	—	(4.2)
Translation adjustments	0.6	—	—	—	0.6
Other adjustments	(2.4)	—	—	—	(2.4)
Balance at June 30, 2009	51.6	—	2.9	0.2	54.7

Charges	29.3	11.0	2.3	6.2	48.8
Cash payments	(49.5)	—	(5.1)	(6.0)	(60.6)
Non-cash write-offs	—	(11.0)	—	—	(11.0)
Translation adjustments	(0.8)	—	—	—	(0.8)
Balance at June 30, 2010	30.6	—	0.1	0.4	31.1

Charges	34.6	2.4	3.0	1.1	41.1
Cash payments	(30.6)	—	(2.4)	(1.4)	(34.4)
Non-cash write-offs	—	(2.4)	—	—	(2.4)
Translation adjustments	1.2	—	(0.1)	0.1	1.2
Balance at June 30, 2011	35.8	—	0.6	0.2	36.6

Charges	4.3	0.5	1.3	0.8	6.9
Cash payments	(14.8)	—	(1.9)	(1.0)	(17.7)
Non-cash write-offs	—	(0.5)	—	—	(0.5)
Translation adjustments	(1.1)	—	—	0.4	(0.7)
Balance at December 31, 2011	$24.2	$—	$—	$0.4	$24.6

Accrued restructuring charges at December 31, 2011 are expected to result in cash expenditures funded from cash provided by operations of approximately $14 million, $8 million and $3 million in fiscal 2012, 2013 and 2014, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total Returns and Other Charges Associated with Restructuring Activities

The following table presents total charges associated with restructuring activities related to the Program:

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2011	2010	2011	2010

Sales returns (included in Net Sales)	$0.1	$1.5	$(0.6)	$1.5
Cost of sales	(0.1)	3.8	—	4.6
Restructuring charges	3.9	10.7	6.9	12.4
Other charges	2.2	3.3	3.9	5.4
Total charges associated with restructuring activities	$6.1	$19.3	$10.2	$23.9

During the three and six months ended December 31, 2011, the Company recorded adjustments to reflect revised estimates of sales returns associated with prior initiatives.  During the three months ended December 31, 2010, the Company recorded $1.5 million of sales returns (less a related cost of sales of $0.5 million) and a write-off of inventory of $4.3 million associated with turnaround operations, primarily related to the reformulation of Ojon brand products.  During the six months ended December 31, 2010, the Company recorded $1.5 million reflecting sales returns (less a related cost of sales of $0.5 million) and a write-off of inventory of $5.1 million associated with turnaround operations, primarily related to the reformulation of Ojon brand products.  Other charges in connection with the implementation of the Program primarily relate to consulting and other professional services.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value (1)			Fair Value (1)
(In millions)	Balance Sheet Location	December 31 2011	June 30 2011	Balance Sheet Location	December 31 2011	June 30 2011
Derivatives Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$16.4	$11.9	Other accrued liabilities	$5.0	$28.4

Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	0.5	3.1	Other accrued liabilities	2.0	2.5

Total Derivatives		$16.9	$15.0		$7.0	$30.9

(1)    See Note 5 — Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are presented as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (2)
	Three Months Ended December 31		from Accumulated OCI into Earnings	Three Months Ended December 31
(In millions)	2011	2010	(Effective Portion)	2011	2010

Derivatives in Cash Flow Hedging Relationships:
Foreign currency forward contracts	$1.0	$(1.2)	Cost of sales	$1.8	$(0.7)
			Selling, general and administrative	4.0	(2.1)
Total derivatives	$1.0	$(1.2)		$5.8	$(2.8)

(2)             The amount of gain recognized in earnings related to the amount excluded from effectiveness testing was $0.3 million for the three months ended December 31, 2011 and 2010.  There was no gain (loss) recognized in earnings related to the ineffective portion of the hedging relationships for the three months ended December 31, 2011.  There was a net $0.5 million loss recognized in earnings related to the ineffective portion of the hedging relationships for the three months ended December 31, 2010.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (3)
	Six Months Ended December 31		from Accumulated OCI into Earnings	Six Months Ended December 31
(In millions)	2011	2010	(Effective Portion)	2011	2010

Derivatives in Cash Flow Hedging Relationships:
Foreign currency forward contracts	$34.3	$(15.1)	Cost of sales	$2.4	$(1.0)
			Selling, general and administrative	1.9	(2.1)
Total derivatives	$34.3	$(15.1)		$4.3	$(3.1)

(3)             The amount of gain (loss) recognized in earnings related to the amount excluded from effectiveness testing was $(2.1) million and $0.1 million for the six months ended December 31, 2011 and 2010, respectively.  There was no gain (loss) recognized in earnings related to the ineffective portion of the hedging relationships for the six months ended December 31, 2011.  There was a net $0.5 million loss recognized in earnings related to the ineffective portion of the hedging relationships for the six months ended December 31, 2010.

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives (4)
	Location of Gain or (Loss) Recognized in Earnings on	Three Months Ended December 31		Six Months Ended December 31
(In millions)	Derivatives	2011	2010	2011	2010

Derivatives in Fair Value Hedging Relationships:
Interest rate swap contracts	Interest expense, net	$—	$—	$—	$8.7

(4)    Changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt.

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
	Location of Gain or (Loss) Recognized in Earnings on	Three Months Ended December 31		Six Months Ended December 31
(In millions)	Derivatives	2011	2010	2011	2010

Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Selling, general and administrative	$2.5	$(3.4)	$(2.0)	$(3.0)

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Cash-Flow Hedges

The Company enters into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that the Company receives from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as foreign currency cash-flow hedges and have varying maturities through the end of September 2013.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.

The ineffective portion of foreign currency forward contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in OCI are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in accumulated OCI are reclassified to current-period earnings.  As of December 31, 2011, the Company’s foreign currency cash-flow hedges were highly effective in all material respects.  The estimated net gain as of December 31, 2011 that is expected to be reclassified from accumulated OCI into earnings, net of tax, within the next twelve months is $8.5 million.  The accumulated gain (loss) on derivative instruments in accumulated OCI was $16.8 million and $(13.2) million as of December 31, 2011 and June 30, 2011, respectively.

At December 31, 2011, the Company had foreign currency forward contracts in the amount of $1,486.3 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the British pound ($333.4 million), Swiss franc ($259.4 million), Euro ($219.7 million), Canadian dollar ($109.2 million), Australian dollar ($98.8 million), South Korean won ($74.7 million) and Japanese yen ($60.0 million).

Credit Risk

As a matter of policy, the Company only enters into derivative contracts with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $16.9 million at December 31, 2011.  To manage this risk, the Company has established strict counterparty credit guidelines that are continually monitored.  Accordingly, management believes risk of loss under these hedging contracts is remote.

Certain of the Company’s derivative financial instruments contain credit-risk-related contingent features.  At December 31, 2011, the Company was in a net asset position for certain derivative contracts that contain such features with two counterparties.  The fair value of those contracts as of December 31, 2011 was approximately $0.8 million.  As of December 31, 2011, the Company was in compliance with such credit-risk-related contingent features.

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

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

(In millions)	Level 1	Level 2	Level 3	Total

Assets:
Foreign currency forward contracts	$—	$16.9	$—	$16.9
Available-for-sale securities	5.9	—	—	5.9
Total	$5.9	$16.9	$—	$22.8

Liabilities:
Foreign currency forward contracts	$—	$7.0	$—	$7.0

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s hierarchy as of December 31, 2011 and impairment charges for the three and six months ended December 31, 2011 for certain of its nonfinancial assets measured at fair value on a nonrecurring basis, due to a change in circumstances that triggered an interim impairment test:

(In millions)	Impairment charges	Carrying Value December 31, 2011	Level 1	Level 2	Level 3 (1)

Other intangible assets, net	$6.7	$3.3	$—	$—	$3.3
Total	$6.7	$3.3	$—	$—	$3.3

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

The estimated fair values of the Company’s financial instruments are as follows:

	December 31		June 30
	2011		2011
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Nonderivatives
Cash and cash equivalents	$999.1	$999.1	$1,253.0	$1,253.0
Available-for-sale securities	5.9	5.9	6.6	6.6
Current and long-term debt	1,212.5	1,404.3	1,218.1	1,293.5

Derivatives
Foreign currency forward contracts — asset (liability)	9.9	9.9	(15.9)	(15.9)

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

The components of net periodic benefit cost for the three months ended December 31, 2011 and 2010 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement
(In millions)	2011	2010	2011	2010	2011	2010

Service cost	$6.9	$6.4	$5.7	$5.4	$0.9	$0.9
Interest cost	7.4	7.0	4.8	5.0	2.1	1.9
Expected return on plan assets	(9.7)	(8.7)	(5.3)	(5.6)	(0.3)	(0.1)
Amortization of:
Prior service cost	0.2	0.2	1.0	0.5	—	—
Actuarial loss	2.0	2.4	1.2	1.5	0.5	0.5
Net periodic benefit cost	$6.8	$7.3	$7.4	$6.8	$3.2	$3.2

The components of net periodic benefit cost for the six months ended December 31, 2011 and 2010 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement
(In millions)	2011	2010	2011	2010	2011	2010

Service cost	$13.8	$12.8	$11.6	$10.5	$1.8	$1.8
Interest cost	14.9	14.0	9.7	9.7	4.2	3.8
Expected return on plan assets	(19.4)	(17.4)	(10.7)	(10.9)	(0.6)	(0.2)
Amortization of:
Prior service cost	0.3	0.4	2.0	1.0	—	—
Actuarial loss	4.0	4.8	2.4	2.9	0.9	1.0
Net periodic benefit cost	$13.6	$14.6	$15.0	$13.2	$6.3	$6.4

During the six months ended December 31, 2011, the Company made contributions to its international defined benefit pension plans totaling approximately $18 million.  The expected contributions to the international defined benefit pension plans increased to approximately $24 million from approximately $16 million for the fiscal year ending June 30, 2012 due to an updated funding strategy for a particular plan.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — CONTINGENCIES

Legal Proceedings

The Company is involved, from time to time, in litigation and other legal proceedings incidental to its business.  Management believes that the outcome of current litigation and legal proceedings will not have a material adverse effect upon the Company’s results of operations, financial condition or cash flows.  However, management’s assessment of the Company’s current litigation and other legal proceedings could change in light of the discovery of facts with respect to legal actions or other proceedings pending against the Company, not presently known to the Company or determinations by judges, juries or other finders of fact which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or proceedings.  Except as disclosed below, reasonably possible losses in addition to the amounts accrued for litigation and other legal proceedings are not material to the Company’s consolidated financial statements.

During the fiscal 2007 fourth quarter, the former owner of the Darphin brand initiated litigation in the Paris Commercial Court against the Company and one of its subsidiaries seeking to recover 60.0 million Euros ($78.4 million at the exchange rate at December 31, 2011) that he claims he was owed as additional consideration for the sale of Darphin to the Company in April 2003.  On December 23, 2011, the Paris Commercial Court issued its judgment, awarding the former owner 22.9 million Euros ($29.9 million at the exchange rate at December 31, 2011) plus interest from 2007.  The Company has filed a notice of appeal with the Paris Court of Appeal.  In accordance with the judgment, in January 2012, the Company paid 25.3 million Euros ($32.3 million at the exchange rate at January 12, 2012) to the former owner and received from him a bank guarantee to assure repayment to the Company of such sum (or any part thereof) in the event that the judgment is reversed by the Paris Court of Appeal.  Based upon its assessment of the case, as well as the advice of external counsel, the Company is maintaining the amount it previously accrued as an amount that it believes will ultimately be paid based on the probable outcome of the appeal.  Such amount is less than the Paris Commercial Court’s award.

Other Income

In November 2011, the Company settled a commercial dispute with third parties that was outside its normal operations.  In connection therewith, the Company received a $10.5 million cash payment, which has been classified as other income in its consolidated statement of earnings.

NOTE 8 — STOCK-BASED COMPENSATION

The Company has various stock-based compensation programs (the “Plans”) under which awards, including stock options, performance share units (“PSU”), restricted stock units (“RSU”), share units and a market share unit (“MSU”), may be granted.  As of December 31, 2011, approximately 23,320,900 shares of the Company’s Class A Common Stock were reserved and available to be granted pursuant to these Plans.

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of stock options, PSUs, RSUs, MSU and share units. Compensation expense attributable to net stock-based compensation is as follows:

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2011	2010	2011	2010

Compensation expense	$31.2	$23.8	$76.6	$54.4
Income tax benefit	10.3	8.0	25.2	18.1

As of December 31, 2011, the total unrecognized compensation cost related to unvested stock-based awards was $124.3 million and the related weighted-average period over which it is expected to be recognized is approximately 2 years.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

The following is a summary of the Company’s stock option programs as of December 31, 2011 and changes during the six months then ended:

(Shares in thousands)	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (1) (in millions)	Weighted Average Contractual Life Remaining in Years

Outstanding at June 30, 2011	16,972.5	$22.87
Granted at fair value	3,345.8	49.21
Exercised	(1,828.5)	20.47
Expired	(7.9)	21.23
Forfeited	(121.3)	29.12
Outstanding at December 31, 2011	18,360.6	27.86	$519.6	7.2

Vested and expected to vest at December 31, 2011	18,156.4	27.71	$516.7	7.2

Exercisable at December 31, 2011	6,666.2	20.88	$235.2	5.1

(1)    The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The following is a summary of the per-share weighted average grant date fair value of stock options granted and total intrinsic value of stock options exercised:

	Three Months Ended December 31		Six Months Ended December 31
(In millions, except per share data)	2011	2010	2011	2010
Per-share weighted average grant date fair value of stock options granted	$21.67	$12.31	$17.41	$9.46

Intrinsic value of stock options exercised	$60.3	$43.5	$65.8	$51.2

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended December 31		Six Months Ended December 31
	2011	2010	2011	2010
Weighted average expected stock-price volatility	35%	31%	35%	31%
Weighted average expected option life	8 years	9 years	8 years	8 years
Average risk-free interest rate	2.0%	2.4%	1.7%	2.2%
Average dividend yield	1.0%	1.1%	1.0%	1.1%

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Share Units

During the six months ended December 31, 2011, the Company granted 260,000 PSUs, which will be settled in stock subject to the achievement of the Company’s net sales, diluted net earnings per common share and return on invested capital goals for the three fiscal years ending June 30, 2014.  In September 2011, approximately 275,200 shares of the Company’s Class A Common Stock were issued and related accrued dividends were paid, relative to the target goals set at the time of issuance, in settlement of 262,000 PSUs which vested as of June 30, 2011.

The following is a summary of the status of the Company’s PSUs as of December 31, 2011 and activity during the six months then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share

Nonvested at June 30, 2011	699.8	$23.36
Granted	260.0	48.57
Vested	—	—
Forfeited	(3.3)	47.97
Nonvested at December 31, 2011	956.5	30.12

Restricted Stock Units

The Company granted approximately 1,314,500 RSUs during the six months ended December 31, 2011 which, at the time of grant, were scheduled to vest as follows: 747,500 on October 31, 2012, 388,500 on October 31, 2013, 172,100 on October 31, 2014 and 6,400 on December 31, 2015, all subject to the continued employment or retirement of the grantees.  Certain RSUs granted in fiscal 2012 are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the RSU and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.  Other RSUs granted in fiscal 2012 are not accompanied by dividend equivalent rights and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant less the discounted present value of the dividends expected to be paid on the shares during the vesting period.

The following is a summary of the status of the Company’s RSUs as of December 31, 2011 and activity during the six months then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share

Nonvested at June 30, 2011	2,870.3	$24.87
Granted	1,314.5	48.65
Vested	(1,716.3)	24.31
Forfeited	(58.4)	31.91
Nonvested at December 31, 2011	2,401.1	38.06

Market Share Unit

As of December 31, 2011, the Company had outstanding one market share unit with a grant date fair value of $10.6 million that was estimated using a lattice model with a Monte Carlo simulation and the following assumptions: contractual life of 41 months, a weighted average expected volatility of 29%, a weighted average risk-free interest rate of 1.6% and a weighted average dividend yield of 1.0%.  The Company used an expected stock-price volatility assumption that is a combination of both current and historical implied volatilities from options on the underlying stock.  The implied volatilities were obtained from publicly available data sources.  The expected life is equal to the contractual term of the grant.  The average risk-free interest rate is based on the U.S. Treasury strip rates over the contractual term of the grant and the average dividend yield is based on historical experience.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share Units

The Company grants share units to certain non-employee directors under the Non-Employee Director Share Incentive Plan. The following is a summary of the status of the Company’s share units as of December 31, 2011 and activity during the six months then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share

Outstanding at June 30, 2011	58.4	$21.22
Granted	14.5	57.53
Dividend equivalents	0.7	52.79
Converted	—	—
Outstanding at December 31, 2011	73.6	28.69

Cash Units

Certain non-employee directors defer cash compensation in the form of cash payout share units, which are not subject to the Plans.  These share units are classified as liabilities and, as such, their fair value is adjusted to reflect the current market value of the Company’s Class A Common Stock.  The Company recorded $2.5 million and $1.0 million as compensation expense to reflect additional deferrals and the change in the market value for the three months ended December 31, 2011 and 2010, respectively.  The Company recorded $1.0 million and $1.7 million as compensation expense to reflect additional deferrals and the change in the market value for the six months ended December 31, 2011 and 2010, respectively.

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

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three Months Ended December 31		Six Months Ended December 31
(In millions, except per share data)	2011	2010	2011	2010
Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$396.7	$343.9	$675.3	$535.0

Denominator:
Weighted-average common shares outstanding — Basic	386.8	393.4	388.7	393.4
Effect of dilutive stock options	6.6	6.6	6.5	6.0
Effect of restricted stock units	1.6	1.8	1.9	1.8
Effect of market share unit	0.2	—	0.2	—
Weighted-average common shares outstanding — Diluted	395.2	401.8	397.3	401.2

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$1.03	$0.87	$1.74	$1.36
Diluted	1.00	0.86	1.70	1.33

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2011 and 2010, outstanding options to purchase 3.3 million and 0.2 million shares, respectively, of Class A Common Stock were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.  As of December 31, 2011 and 2010, 1.0 million PSUs have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 8.

NOTE 10 — COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) and its components, net of tax, are as follows:

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2011	2010	2011	2010
Net earnings	$398.4	$345.9	$677.0	$535.5
Other comprehensive income (loss):
Net unrealized investment gain (loss)	0.1	0.1	(0.1)	0.1
Net derivative instruments gain (loss)	(3.2)	0.9	19.2	(7.9)
Amounts included in net periodic benefit cost, net	3.2	3.3	10.4	1.0
Translation adjustments	(18.7)	4.6	(133.1)	92.8

	(18.6)	8.9	(103.6)	86.0
Comprehensive income (loss)	379.8	354.8	573.4	621.5
Comprehensive (income) loss attributable to noncontrolling interests:
Net (earnings) loss	(1.7)	(2.0)	(1.7)	(0.5)
Translation adjustments	0.6	0.3	1.7	(1.2)
	(1.1)	(1.7)	—	(1.7)
Comprehensive income (loss) attributable to The Estée Lauder Companies Inc.	$378.7	$353.1	$573.4	$619.8

NOTE 11 — EQUITY

	Total Stockholders’ Equity — The Estée Lauder Companies Inc.
(In millions)	Common Stock	Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total	Non- controlling Interests	Total Equity

Balance — June 30, 2011	$5.5	$1,735.6	$4,113.7	$17.7	$(3,243.1)	$2,629.4	$17.6	$2,647.0
Net earnings (loss)	—	—	675.3	—	—	675.3	1.7	677.0
Common stock dividends — cash	—	—	(204.1)	—	—	(204.1)	—	(204.1)
Other comprehensive income (loss)	—	—	—	(101.9)	—	(101.9)	(1.7)	(103.6)
Acquisition of treasury stock	—	—	—	—	(484.9)	(484.9)	—	(484.9)
Stock-based compensation	—	146.9	—	—	(34.6)	112.3	—	112.3
Purchase of noncontrolling interest	—	(0.2)	—	—	—	(0.2)	0.2	—
Balance — December 31, 2011	$5.5	$1,882.3	$4,584.9	$(84.2)	$(3,762.6)	$2,625.9	$17.8	$2,643.7

On November 3, 2011, the Company’s Board of Directors declared a two-for-one stock split on the Company’s Class A and Class B Common Stock to be effected in the form of a stock dividend.  As a result of this action, one additional share was issued on January 20, 2012 for each share held by stockholders of record at the close of business on January 4, 2012.  The stock split did not have an impact on the Company’s consolidated financial position or results of operations.  In addition, on November 3, 2011, the Company’s Board of Directors declared a dividend in the amount of $.525 per share on the Company’s Class A and Class B Common Stock.  The dividend was paid in cash on December 14, 2011 to stockholders of record at the close of business on November 28, 2011.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

During the six months ended December 31, 2011, the Company purchased approximately 10,651,900 shares of its Class A Common Stock for $522.4 million.

NOTE 12 — STATEMENT OF CASH FLOWS

Supplemental cash flow information for the six months ended December 31, 2011 and 2010 is as follows:

(In millions)	2011	2010

Cash:
Cash paid during the period for interest	$36.7	$35.5
Cash paid during the period for income taxes	$125.3	$91.4

Non-cash investing and financing activities:
Incremental tax benefit from the exercise of stock options	$(4.0)	$(7.5)
Capital lease obligations incurred	$0.4	$0.8
Interest rate swap derivative mark to market	$—	$8.7

NOTE 13 — SEGMENT DATA AND RELATED INFORMATION

Reportable operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the “Chief Executive”) in deciding how to allocate resources and in assessing performance.  Although the Company operates in one business segment, beauty products, management also evaluates performance on a product category basis.  Product category performance is measured based upon net sales before returns associated with restructuring activities, and earnings before income taxes, other income, net interest expense and total charges associated with restructuring activities.  Returns and charges associated with restructuring activities are not allocated to the product categories because they result from activities that are deemed a company-wide program to redesign the Company’s organizational structure.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2011	2010	2011	2010
PRODUCT CATEGORY DATA
Net Sales:
Skin Care	$1,165.9	$1,029.2	$2,238.8	$1,886.9
Makeup	983.6	882.2	1,912.4	1,676.4
Fragrance	441.1	447.6	797.9	782.1
Hair Care	121.4	111.7	225.2	206.1
Other	25.6	22.8	39.3	33.7
	2,737.6	2,493.5	5,213.6	4,585.2
Returns associated with restructuring activities	(0.1)	(1.5)	0.6	(1.5)
Net Sales	$2,737.5	$2,492.0	$5,214.2	$4,583.7

Operating Income (Loss) before total charges associated with restructuring activities:
Skin Care	$312.2	$260.2	$535.9	$410.1
Makeup	208.5	191.9	368.1	295.1
Fragrance	73.2	72.9	121.5	123.2
Hair Care	12.5	12.2	17.6	14.0
Other	(3.3)	(0.2)	(5.9)	(2.8)
	603.1	537.0	1,037.2	839.6
Reconciliation:
Total charges associated with restructuring activities	(6.1)	(19.3)	(10.2)	(23.9)
Interest expense, net	(16.6)	(16.1)	(32.6)	(32.2)
Other income	10.5	—	10.5	—
Earnings before income taxes	$590.9	$501.6	$1,004.9	$783.5

GEOGRAPHIC DATA
Net Sales:
The Americas	$1,071.3	$988.0	$2,176.7	$1,985.2
Europe, the Middle East & Africa	1,046.3	993.3	1,904.5	1,674.2
Asia/Pacific	620.0	512.2	1,132.4	925.8
	2,737.6	2,493.5	5,213.6	4,585.2
Returns associated with restructuring activities	(0.1)	(1.5)	0.6	(1.5)
Net Sales	$2,737.5	$2,492.0	$5,214.2	$4,583.7

Operating Income (Loss):
The Americas	$112.4	$98.9	$261.6	$202.0
Europe, the Middle East & Africa	310.1	301.7	497.8	440.3
Asia/Pacific	180.6	136.4	277.8	197.3
	603.1	537.0	1,037.2	839.6
Total charges associated with restructuring activities	(6.1)	(19.3)	(10.2)	(23.9)
Operating Income	$597.0	$517.7	$1,027.0	$815.7

NOTE 14 — SUBSEQUENT EVENT

On January 15, 2012, the Company repaid the outstanding principal of its $120.0 million 6.00% Senior Notes with cash from operations.

THE ESTÉE LAUDER COMPANIES INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories which are distributed in over 150 countries and territories.  The following table is a comparative summary of operating results for the three and six months ended December 31, 2011 and 2010, and reflects the basis of presentation described in Note 1 of Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies for all periods presented.  Products and services that do not meet our definition of skin care, makeup, fragrance or hair care have been included in the “other” category.

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2011	2010	2011	2010
NET SALES
By Region:
The Americas	$1,071.3	$988.0	$2,176.7	$1,985.2
Europe, the Middle East & Africa	1,046.3	993.3	1,904.5	1,674.2
Asia/Pacific	620.0	512.2	1,132.4	925.8
	2,737.6	2,493.5	5,213.6	4,585.2
Returns associated with restructuring activities	(0.1)	(1.5)	0.6	(1.5)
Net Sales	$2,737.5	$2,492.0	$5,214.2	$4,583.7

By Product Category:
Skin Care	$1,165.9	$1,029.2	$2,238.8	$1,886.9
Makeup	983.6	882.2	1,912.4	1,676.4
Fragrance	441.1	447.6	797.9	782.1
Hair Care	121.4	111.7	225.2	206.1
Other	25.6	22.8	39.3	33.7
	2,737.6	2,493.5	5,213.6	4,585.2
Returns associated with restructuring activities	(0.1)	(1.5)	0.6	(1.5)
Net Sales	$2,737.5	$2,492.0	$5,214.2	$4,583.7

OPERATING INCOME (LOSS)
By Region:
The Americas	$112.4	$98.9	$261.6	$202.0
Europe, the Middle East & Africa	310.1	301.7	497.8	440.3
Asia/Pacific	180.6	136.4	277.8	197.3
	603.1	537.0	1,037.2	839.6
Total charges associated with restructuring activities	(6.1)	(19.3)	(10.2)	(23.9)
Operating Income	$597.0	$517.7	$1,027.0	$815.7

By Product Category:
Skin Care	$312.2	$260.2	$535.9	$410.1
Makeup	208.5	191.9	368.1	295.1
Fragrance	73.2	72.9	121.5	123.2
Hair Care	12.5	12.2	17.6	14.0
Other	(3.3)	(0.2)	(5.9)	(2.8)
	603.1	537.0	1,037.2	839.6
Total charges associated with restructuring activities	(6.1)	(19.3)	(10.2)	(23.9)
Operating Income	$597.0	$517.7	$1,027.0	$815.7

THE ESTÉE LAUDER COMPANIES INC.

The following table presents certain consolidated earnings data as a percentage of net sales:

	Three Months Ended December 31		Six Months Ended December 31
	2011	2010	2011	2010

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	20.1	21.7	20.8	22.5
Gross profit	79.9	78.3	79.2	77.5
Operating expenses:
Selling, general and administrative	57.7	56.9	59.2	59.3
Restructuring and other charges	0.2	0.6	0.2	0.4
Impairment of other intangible assets	0.2	—	0.1	—
Total operating expenses	58.1	57.5	59.5	59.7

Operating income	21.8	20.8	19.7	17.8
Interest expense, net	0.6	0.7	0.6	0.7
Other income	0.4	—	0.2	—

Earnings before income taxes	21.6	20.1	19.3	17.1
Provision for income taxes	7.0	6.2	6.3	5.4

Net earnings	14.6	13.9	13.0	11.7
Net earnings attributable to noncontrolling interests	(0.1)	(0.1)	—	—

Net earnings attributable to The Estée Lauder Companies Inc.	14.5%	13.8%	13.0%	11.7%

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

Overview

We believe that the best way to continue to increase stockholder value is to provide our customers and consumers with the products and services that they have come to expect from us in the most efficient and profitable manner while recognizing consumers’ changing shopping habits.  To be the global leader in prestige beauty, we are continuing to implement a long-term strategy that is guiding us through fiscal 2014.  The strategy has numerous initiatives across geographic regions, product categories, brands and functions that are designed to leverage our strengths, make us more productive and grow our sales.

We believe we have a strong, diverse brand portfolio with global reach and potential, and we plan to continue building upon and leveraging our history of outstanding creativity, innovation and entrepreneurship.  We have succeeded in expanding our “High-Touch” service model and will continue to look for ways to expand it in newer channels and within geographic regions.  As an example, we are developing capabilities to deliver superior retailing experiences, particularly in freestanding retail stores.  We are expanding our efforts to evolve our e-commerce-based online strategy into a multi-pronged digital strategy encompassing e-commerce, as well as digital and social media.  We are leveraging our regional organization in an effort to assure that we are locally relevant in each market.

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

We are strengthening our geographic presence by seeking share growth in large, image-building cities within core markets such as the United States, the United Kingdom, France, Italy and Japan.  In addition, we continue to prioritize efforts to expand our presence and accelerate share growth in emerging markets such as China, Russia, the Middle East, Eastern Europe and Brazil.  We continue to expand our digital presence, which has resulted in growth in net sales of our products sold over the Internet.  In North America, we recognized the need to drive profitable growth in our traditional department store channel and saw many benefits from the changes we have previously implemented and continued to reshape our organization to meet the needs of the changing retail landscape.  Internationally, we continue to take actions to grow profitability in European perfumeries and pharmacies and in department stores in Asia, while emphasizing our skin care and makeup initiatives to boost our travel retail business and continuing efforts to grow our online, specialty retailer and prestige salon businesses.  The travel retail business continues to be a source of sales growth and profitability.  Our business in this channel is benefiting from the implementation of programs we designed to enhance consumers’ “High-Touch” experiences and convert travelers into purchasers.  In addition, we see travel retail as another way to capture the attention of travelers from emerging markets, who either buy in the channel, in stores at their destinations or when they return to their homes.

While our overall business is performing well, we are seeing signs of softening due to the recent global economic uncertainties and volatility in financial markets, particularly in certain European countries, Japan and Australia.  Our business in some countries has experienced slower than anticipated net sales growth, while in other countries, net sales declined as compared with the prior-year period.  We believe we have been able to offset to some extent the impact of these events as a result of our strategy to mitigate weaknesses we find in certain areas with strengths in others.  However, if the degree of uncertainty or volatility worsens or is prolonged, then we expect there to be a further negative effect on ongoing consumer confidence, demand and spending and, as a result, our business.  We will continue to monitor these and other risks that may affect our business.  The disasters that occurred in Japan during the prior fiscal year did not have a significant impact on our business or our consolidated financial results for the six months ended December 31, 2011, and we do not believe there will be a material impact on our future results.

We plan on continuing to invest in the significant modernization of our global information systems, which includes the Strategic Modernization Initiative (“SMI”) as well as other initiatives, and shift our focus from gift with purchase activities to advertising, merchandising and sampling initiatives.  We expect these strategies will help improve our cost of sales margin but will increase our operating expense margin.

As part of SMI, we anticipate the continued migration of our operations to SAP-based technologies, with the majority of our locations being enabled through 2014.  As a result, we have experienced, and may continue to experience, fluctuations in our net sales and operating results resulting from accelerated orders from certain of our retailers to provide adequate safety stock to mitigate any potential short-term business interruption associated with the SAP rollout.  In particular, approximately $30 million of accelerated orders were recorded as net sales in the fiscal 2012 second quarter that likely would have occurred in the fiscal 2012 third quarter.  In addition, approximately $42 million of accelerated orders were recorded as net sales in the fiscal 2011 third quarter that would have occurred in the fiscal 2011 fourth quarter.  Combined, these actions will create a difficult comparison between the fiscal 2012 third quarter and the fiscal 2011 third quarter of approximately $72 million in net sales and approximately $51 million in operating income.

THE ESTÉE LAUDER COMPANIES INC.

Returns and Charges Associated with Restructuring Activities

In an effort to drive down costs and achieve synergies within our organization, in February 2009, we announced the implementation of a multi-faceted cost savings program (the “Program”) to position the Company to achieve long-term profitable growth.  We anticipate the Program will result in related restructuring and other charges, inclusive of cumulative charges recorded to date and through the remainder of the Program, totaling between $350 million and $450 million before taxes.  While we will continue to seek cost savings opportunities, our current plans are to identify and approve specific initiatives under the Program through fiscal 2012 and execute those initiatives through fiscal 2013.  The total amount of charges (pre-tax) associated with the Program recorded, plus other initiatives approved through December 31, 2011, is approximately $307 million to $312 million, of which approximately $202 million to $204 million relates to restructuring charges, approximately $50 million of other costs to implement the initiatives, approximately $39 million to $42 million in sales returns and approximately $16 million in inventory write-offs.  The restructuring charges are comprised of approximately $154 million to $156 million of employee-related costs, approximately $27 million of other exit costs and contract terminations (substantially all of which have resulted in or will result in cash expenditures), and approximately $21 million in non-cash asset write-offs.  The total amount of cumulative charges (pre-tax) associated with the Program recorded from inception through December 31, 2011 was $249.6 million.

We expect that the implementation of this Program, combined with other on-going cost savings efforts, will result in savings of approximately $675 million to $725 million (program inception through the end of fiscal 2012 is estimated to be approximately $675 million to $705 million) including the reduction of certain costs relative to an assumed normalized spending pattern.  Our long-range forecast for operating margin reflects these anticipated savings, net of strategic reinvestments.

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

Restructuring Charges

The following table presents restructuring charges related to the Program as follows:

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2011	2010	2011	2010

Employee-related costs	$2.1	$8.8	$4.3	$9.5
Asset write-offs	0.4	0.5	0.5	0.6
Contract terminations	1.2	1.5	1.3	1.8
Other exit costs	0.2	(0.1)	0.8	0.5
Total restructuring charges	$3.9	$10.7	$6.9	$12.4

THE ESTÉE LAUDER COMPANIES INC.

The following table presents aggregate restructuring charges related to the Program:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Fiscal 2009	$60.9	$4.2	$3.4	$1.8	$70.3
Fiscal 2010	29.3	11.0	2.3	6.2	48.8
Fiscal 2011	34.6	2.4	3.0	1.1	41.1
Six months ended December 31, 2011	4.3	0.5	1.3	0.8	6.9
Charges recorded through December 31, 2011	$129.1	$18.1	$10.0	$9.9	$167.1

The following table presents accrued restructuring charges and the related activities under the Program:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Charges	$60.9	$4.2	$3.4	$1.8	$70.3
Cash payments	(7.5)	—	(0.5)	(1.6)	(9.6)
Non-cash write-offs	—	(4.2)	—	—	(4.2)
Translation adjustments	0.6	—	—	—	0.6
Other adjustments	(2.4)	—	—	—	(2.4)
Balance at June 30, 2009	51.6	—	2.9	0.2	54.7

Charges	29.3	11.0	2.3	6.2	48.8
Cash payments	(49.5)	—	(5.1)	(6.0)	(60.6)
Non-cash write-offs	—	(11.0)	—	—	(11.0)
Translation adjustments	(0.8)	—	—	—	(0.8)
Balance at June 30, 2010	30.6	—	0.1	0.4	31.1

Charges	34.6	2.4	3.0	1.1	41.1
Cash payments	(30.6)	—	(2.4)	(1.4)	(34.4)
Non-cash write-offs	—	(2.4)	—	—	(2.4)
Translation adjustments	1.2	—	(0.1)	0.1	1.2
Balance at June 30, 2011	35.8	—	0.6	0.2	36.6

Charges	4.3	0.5	1.3	0.8	6.9
Cash payments	(14.8)	—	(1.9)	(1.0)	(17.7)
Non-cash write-offs	—	(0.5)	—	—	(0.5)
Translation adjustments	(1.1)	—	—	0.4	(0.7)
Balance at December 31, 2011	$24.2	$—	$—	$0.4	$24.6

Accrued restructuring charges at December 31, 2011 are expected to result in cash expenditures funded from cash provided by operations of approximately $14 million, $8 million and $3 million in fiscal 2012, 2013 and 2014, respectively.

THE ESTÉE LAUDER COMPANIES INC.

Total Returns and Other Charges Associated with Restructuring Activities

The following table presents total charges associated with restructuring activities related to the Program:

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2011	2010	2011	2010

Sales returns (included in Net Sales)	$0.1	$1.5	$(0.6)	$1.5
Cost of sales	(0.1)	3.8	—	4.6
Restructuring charges	3.9	10.7	6.9	12.4
Other charges	2.2	3.3	3.9	5.4
Total returns and charges associated with restructuring activities	$6.1	$19.3	$10.2	$23.9

During the three and six months ended December 31, 2011, we recorded adjustments to reflect revised estimates of sales returns associated with prior initiatives.  During the three months ended December 31, 2010, we recorded $1.5 million of sales returns (less a related cost of sales of $0.5 million) and a write-off of inventory of $4.3 million associated with turnaround operations, primarily related to the reformulation of Ojon brand products.  During the six months ended December 31, 2010, we recorded $1.5 million reflecting sales returns (less a related cost of sales of $0.5 million) and a write-off of inventory of $5.1 million associated with turnaround operations, primarily related to the reformulation of Ojon brand products.  Other charges in connection with the implementation of the Program primarily relate to consulting and other professional services.

Other Intangible Asset Impairments

During the second quarter of fiscal 2012, the Ojon reporting unit identified a potential decline in its projected results of operations, primarily resulting from a softness in the direct response television channel, which caused us to review and revise Ojon’s long-term forecast.  We concluded that these changes in the business of the Ojon reporting unit triggered the need for an interim impairment test of its trademarks as of December 31, 2011.  These changes in circumstances were also an indicator that the carrying amount of the customer list may not be recoverable.  We performed an interim impairment test for the trademarks and a recoverability test for the customer list as of December 31, 2011.  For the trademarks, we concluded that the carrying value exceeded its estimated fair value, which was based on the use of a royalty rate to determine discounted projected future cash flows (“relief-from-royalty method”).  As a result, we recognized an impairment charge of $6.7 million.  This charge was reflected in the hair care product category in the Americas region.  We concluded that the carrying value of the customer list is recoverable.  The excess of the undiscounted cash flows associated with this customer list exceeded the carrying value by approximately 8%.  The key assumptions used in the determination of estimated future cash flows were predicated on the effect of marketing initiatives and new product launches, which have a material impact on these estimates.  If such plans do not materialize, or if there is a decline in the business environment, we could recognize an impairment charge in the future.  As of December 31, 2011, the carrying value of the customer list was $12.4 million.

As of our latest annual indefinite-lived asset impairment test on April 1, 2011, we determined that the trademarks related to the Darphin reporting unit had an estimated fair value exceeding its carrying value by approximately 13%.  As of December 31, 2011, the carrying value of the trademarks was $8.2 million.  The estimated fair value of the trademarks was based on the relief-from-royalty method.  The key assumptions that were used to determine the estimated fair value of the trademarks were predicated on new market initiatives including expanded international distribution.  If such plans do not materialize, if there is a delay in new market initiatives, or if there is a decline in the business environment, a resulting change in the key assumptions could have a negative impact on the estimated fair value of these trademarks and it is possible we could recognize an impairment charge in the future.

THE ESTÉE LAUDER COMPANIES INC.

Second Quarter Fiscal 2012 as Compared with Second Quarter Fiscal 2011

NET SALES

Net sales increased 10%, or $245.5 million, to $2,737.5 million, primarily reflecting strong growth in all of our geographic regions and virtually all product categories.  In advance of our January 2012 implementation of SAP at certain of our locations and to provide adequate safety stock to mitigate any potential short-term business interruption associated with the rollout, certain of our retailers accelerated their orders during the fiscal 2012 second quarter.  Those additional orders, which totaled approximately $30 million, likely would have occurred in our fiscal 2012 third quarter.  The impact of foreign currency translation on net sales was de minimis.  The following discussions of Net Sales by Product Categories and Geographic Regions exclude the impact of adjustments to increase the reserve for anticipated returns associated with restructuring activities of $0.1 million and $1.5 million for the three months ended December 31, 2011 and 2010, respectively.  We believe the following analysis of net sales better reflects the manner in which we conduct and view our business.

Product Categories

Skin Care

Net sales of skin care products increased 13%, or $136.7 million, to $1,165.9 million, reflecting our strategic focus on growing this category.  The recent launches of Idealist Even Skintone Illuminator, Idealist Cooling Eye Illuminator and Re-Nutriv Replenishing Comfort Creme from Estée Lauder, the Plantscription line of products from Origins and Turnaround Overnight Radiance Moisturizer from Clinique contributed incremental sales of approximately $46 million, combined.  The relaunch of the reformulated Resilience Lift and Nutritious Vita-Mineral lines of products from Estée Lauder contributed incremental sales of approximately $59 million, combined.  Higher sales from various products from La Mer and Advanced Night Repair Synchronized Recovery Complex from Estée Lauder contributed approximately $36 million, combined, to the increase.  This growth was partially offset by approximately $41 million of lower sales from the existing lines of Resilience Lift Extreme products from Clinique and Re-Nutriv products from Estée Lauder.  Included in the overall net sales growth in this category was approximately $17 million related to the accelerated orders from certain of our retailers due to our implementation of SAP.  The impact of foreign currency translation on skin care net sales was de minimis.

Makeup

Makeup net sales increased 11%, or $101.4 million, to $983.6 million, primarily reflecting an increase in net sales from our makeup artist brands of approximately $64 million, combined.  The recent launches of Repairwear Laser Focus All-Smooth Makeup SPF 15 and Lid Smoothie Antioxidant 8-Hour Eye Colour from Clinique, Doublewear Stay-In-Place Makeup SPF 10 from Estée Lauder and the Tom Ford line of cosmetics contributed approximately $31 million, combined, to the increase.  Higher sales from Even Better Makeup SPF 15 from Clinique and Pure Color Lipstick from Estée Lauder contributed approximately $13 million to the increase.  This growth was partially offset by lower sales of Quickliner for Eyes and Repairwear Anti-Aging Makeup SPF 15 from Clinique of approximately $6 million, combined.  Included in the overall net sales growth in this category was approximately $9 million related to the accelerated orders from certain of our retailers due to our implementation of SAP.  Excluding the impact of foreign currency translation, makeup net sales increased 12%.

Fragrance

Net sales of fragrance products decreased 1%, or $6.5 million, to $441.1 million.  Despite growth in the Americas and Asia/Pacific regions, there was an overall decrease in fragrance net sales due to economic uncertainties in the Europe, the Middle East & Africa region.  Lower sales from DKNY Be Delicious, Estée Lauder Sensuous, Tommy Hilfiger Loud for Her and pureDKNY contributed approximately $35 million to the decrease.  Partially offsetting these decreases were approximately $26 million of sales from the recent launches of Estée Lauder Sensuous Nude, DKNY Golden Delicious, Coach Poppy Flower and Tom Ford Violet Blonde.  We continue to expect challenges in this category due to competitive dynamics and global economic uncertainties.  Included in the overall net sales amount in this category was approximately $2 million related to the accelerated orders from certain of our retailers due to our implementation of SAP.  The impact of foreign currency translation on fragrance net sales was de minimis.

Hair Care

Hair care net sales increased 9%, or $9.7 million, to $121.4 million, reflecting an increase in sales generated from expanded global distribution.  The category also benefited from new launches including the Invati line of products from Aveda and Concen-Straight from Bumble and bumble.  Partially offsetting these increases were lower net sales of Ojon brand products due, in part, to softness in the direct response television channel.  Included in the overall net sales growth in this category was approximately $2 million related to the accelerated orders from certain of our retailers due to our implementation of SAP.  The impact of foreign currency translation on hair care net sales was de minimis.

THE ESTÉE LAUDER COMPANIES INC.

Geographic Regions

Net sales in the Americas increased 8%, or $83.3 million, to $1,071.3 million.  The increase during the current-year period was primarily attributable to growth in the United States from our heritage and makeup artist brands, which benefited from a strong holiday retail environment for our products, new skin care offerings and an increase in sales of higher-end prestige skin care products, which resulted in higher net sales in the United States of approximately $80 million, combined.  These increases reflect, in part, our ongoing efforts to work with retailers in the U.S. department store channel on strengthening the “High-Touch” concepts used to help market our products.  Net sales in Latin America increased approximately $6 million, reflecting growth in emerging markets such as Brazil.  Included in the overall net sales growth in this region was approximately $2 million related to accelerated orders from certain of our retailers due to our implementation of SAP.  Excluding the impact of foreign currency translation, net sales in the Americas increased 9%.

In Europe, the Middle East & Africa, net sales increased 5%, or $53.0 million, to $1,046.3 million, reflecting our strategy to strengthen our geographic presence and continue to succeed in the travel retail channel.  While we believe we are outpacing our competitors, due to the economic uncertainties in Europe, our business in some countries has experienced slower than anticipated net sales growth, while in other countries net sales declined as compared with the prior-year period.  Accordingly, we remain cautious in the near term.  Net sales increases of approximately $56 million were driven by our travel retail business, the Middle East and Italy.  This was primarily attributable to successful launches of skin care and makeup products from certain of our heritage brands, as well as higher combined sales from our makeup artist brands.  The net sales improvement in our travel retail business also reflected an increase in global airline passenger traffic, new points of distribution and benefits of programs designed to enhance consumers’ “High-Touch” experiences and convert travelers into purchasers.  These increases were partially offset by lower net sales in Russia, the Balkans and the United Kingdom of approximately $12 million, combined.  The lower net sales in Russia primarily reflected destocking associated with ongoing challenges with a certain customer.  The lower net sales in the United Kingdom reflected a soft retail market in addition to economic uncertainties.  Net sales in the Balkans declined primarily due to a difficult economic environment.  Included in the overall net sales growth in this region was approximately $3 million related to accelerated orders from certain of our retailers due to our implementation of SAP.  Excluding the impact of foreign currency translation, net sales in Europe, the Middle East & Africa increased 7%.

Net sales in Asia/Pacific increased 21%, or $107.8 million, to $620.0 million, reflecting growth in each product category and from virtually all countries in the region.  Approximately $62 million of this increase was generated in China and Hong Kong, primarily reflecting strong sales of skin care and makeup products.  While we continue to gain share in the prestige business in China, we are cautious of macroeconomic factors that could slow the growth trend of the Chinese economy.  Net sales growth in Korea, Australia, Thailand and New Zealand included approximately $25 million related to accelerated orders from certain of our retailers due to our implementation of SAP.  Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 18%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales decreased to 20.1% as compared with 21.7% in the prior-year period.  This improvement primarily reflected strategic changes in the mix of our business of approximately 130 basis points, favorable manufacturing variances of approximately 20 basis points, lower charges associated with restructuring activities of approximately 20 basis points and the favorable effect of exchange rates of approximately 10 basis points.  These improvements were offset by an increase in obsolescence charges of approximately 20 basis points.

Since certain promotional activities are a component of sales or cost of sales and the timing and level of promotions vary with our promotional calendar, we have experienced, and expect to continue to experience, fluctuations in the cost of sales percentage.  In addition, future cost of sales mix may be impacted by the inclusion of potential new brands or channels of distribution that have margin and product cost structures different from those of our current mix of business.

THE ESTÉE LAUDER COMPANIES INC.

OPERATING EXPENSES

Operating expenses as a percentage of net sales increased to 58.1% as compared with 57.5% in the prior-year period.  This change reflected increased spending in advertising, merchandising and sampling costs in line with our strategy of approximately 70 basis points, an increase in general and administrative costs of approximately 50 basis points, in part due to the timing of certain SMI project costs, higher costs related to stock-based compensation of approximately 30 basis points and a current-year period other intangible asset impairment charge of approximately 20 basis points.  Partially offsetting these changes were lower selling and shipping costs of approximately 50 basis points, a favorable change in foreign exchange transactions of approximately 30 basis points and lower charges associated with restructuring activities of approximately 30 basis points.

Changes in advertising, merchandising and sampling spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.  We anticipate higher investment spending on global advertising, merchandising and sampling to support major launches and existing franchises in the fiscal 2012 third quarter as compared with the prior-year period.

OPERATING RESULTS

Operating income increased 12%, or $66.1 million, to $603.1 million.  Operating margin improved to 21.8% of net sales as compared with 20.8% in the prior-year period, reflecting our higher gross margin, partially offset by the increase in our operating expense margin, as previously discussed.  The higher results also reflected approximately $23 million related to accelerated orders from certain of our retailers, as previously discussed.  The following discussions of Operating Results by Product Categories and Geographic Regions exclude the impact of total returns and charges associated with restructuring activities of $6.1 million, or less than 1% of net sales, for the three months ended December 31, 2011 and $19.3 million, or 1% of net sales, for the three months ended December 31, 2010.  We believe the following analysis of operating results better reflects the manner in which we conduct and view our business.

Product Categories

Skin care operating income increased 20%, or $52.0 million, to $312.2 million, primarily reflecting improved results from higher-margin product launches from certain of our heritage brands, as well as increased results from higher-end prestige skin care products.  Makeup operating income increased 9%, or $16.6 million, to $208.5 million, primarily reflecting improved results from our makeup artist brands.  Fragrance operating results increased less than 1%, or $0.3 million, to $73.2 million, primarily reflecting increased profitability from Estée Lauder and Jo Malone fragrances, mostly offset by lower results from our designer fragrances, particularly in the Europe, Middle East & Africa region due to economic uncertainties and, to a lesser extent, due to higher spending in support of recent launches.  Hair care operating results increased 3%, or $0.3 million, to $12.5 million, primarily reflecting higher net sales driven by expanded global distribution and new product launches, partially offset by the other intangible asset impairment, as previously discussed.  The accelerated orders from certain of our retailers, as previously discussed, benefited results in the skin care, makeup, fragrance and hair care categories by approximately $13 million, $6 million, $2 million and $2 million, respectively.

Geographic Regions

Operating income in the Americas increased 14%, or $13.5 million, to $112.4 million, primarily reflecting improved results from our heritage and makeup artist brands driven by improved category mix partially offset by the timing and level of strategic investment spending in the current-year period.  Included in the overall improvement in this region was approximately $1 million related to the impact of accelerated orders from certain of our retailers, as previously discussed.  These improvements were partially offset by the other intangible asset impairment charge of $6.7 million.

In Europe, the Middle East & Africa, operating income increased 3%, or $8.4 million, to $310.1 million.  Higher results from our travel retail business and the Middle East totaled approximately $24 million, combined.  Partially offsetting these improvements were lower results in Russia, the United Kingdom and the Balkans of approximately $14 million, combined.  Included in the overall improvement in this region was approximately $2 million related to the impact of accelerated orders from certain of our retailers, as previously discussed.

In Asia/Pacific, operating income increased 32%, or $44.2 million, to $180.6 million.  Virtually all countries in the region reported higher operating results, led by approximately $37 million in Korea, Hong Kong, Australia, Taiwan and Thailand, combined.  Included in the overall improvement in this region was approximately $20 million related to the impact of accelerated orders from certain of our retailers, as previously discussed.

THE ESTÉE LAUDER COMPANIES INC.

INTEREST EXPENSE, NET

Net interest expense was $16.6 million as compared with $16.1 million in the prior-year period.

OTHER INCOME

In November 2011, we settled a commercial dispute with third parties that was outside our normal operations.  In connection therewith, we received a $10.5 million cash payment, which has been classified as other income in our consolidated statement of earnings.

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

The effective income tax rate was 32.6% and 31.0% for the three months ended December 31, 2011 and 2010, respectively.  The increase in the effective income tax rate of 160 basis points was principally due to favorable income tax reserve adjustments booked in the prior-year period, including a tax and interest benefit of $11 million, net of tax, attributable to concluding the examination by the U.S. Internal Revenue Service (“IRS”) of fiscal 2006 through 2008.  The prior year rate was also favorably impacted due to the reinstatement of the U.S. federal research and experimentation tax credit, retroactive to January 1, 2010, with the majority of such benefit recorded discretely in the prior-year period.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

Net earnings attributable to The Estée Lauder Companies Inc. as compared with the prior-year period increased 15%, or $52.8 million, to $396.7 million and diluted net earnings per common share, which reflects the impact of the two-for-one stock split on our Class A and Class B Common Stock, which was effected in the form of a stock dividend in January 2012, increased 17% from $0.86 to $1.00.

Six Months Fiscal 2012 as Compared with Six Months Fiscal 2011

NET SALES

Net sales increased 14%, or $630.5 million, to $5,214.2 million, primarily reflecting growth in all of our major product categories within each geographic region.  In advance of our January 2012 implementation of SAP at certain of our locations and to provide adequate safety stock to mitigate any potential short-term business interruption associated with the rollout, certain of our retailers accelerated their orders during the fiscal 2012 second quarter.  Those additional orders, which totaled approximately $30 million, likely would have occurred in our fiscal 2012 third quarter.  Excluding the impact of foreign currency translation, net sales increased 12%.  The following discussions of Net Sales by Product Categories and Geographic Regions exclude the impact of adjustments to decrease (increase) the reserve for anticipated returns associated with restructuring activities of $0.6 million and $(1.5) million for the six months ended December 31, 2011 and 2010, respectively.  We believe the following analysis of net sales better reflects the manner in which we conduct and view our business.

THE ESTÉE LAUDER COMPANIES INC.

Product Categories

Skin Care

Net sales of skin care products increased 19%, or $351.9 million, to $2,238.8 million, primarily reflecting the continued success of our strategic focus on growing this category.  The recent launches of Idealist Even Skintone Illuminator, Idealist Cooling Eye Illuminator and Re-Nutriv Repleneshing Comfort Crème from Estée Lauder, Turnaround Overnight Radiance Moisturizer from Clinique and the Plantscription line of products from Origins contributed incremental sales of approximately $120 million, combined.  The relaunch of the reformulated Resilience Lift and Nutritious Vita-Mineral lines of products from Estée Lauder contributed incremental sales of approximately $103 million, combined.  Higher sales from various products from La Mer, Advanced Night Repair Synchronized Recovery Complex from Estée Lauder and products in Clinique’s 3-Step Skin Care System contributed approximately $86 million, combined, to the increase.  This growth was partially offset by approximately $65 million of lower sales from the existing line of Resilience Lift Extreme products and Cyber White EX from Clinique and the existing line of Nutritious Vita-Mineral products from Estée Lauder.  Included in the overall net sales growth in this category was approximately $17 million related to the accelerated orders from certain of our retailers due to our implementation of SAP.  Excluding the impact of foreign currency translation, skin care net sales increased 16%.

Makeup

Makeup net sales increased 14%, or $236.0 million, to $1,912.4 million, primarily reflecting an increase in net sales from our makeup artist brands of approximately $153 million, combined.  The recent launches of Repairwear Laser Focus Makeup and Lid Smoothie Antioxidant 8-Hour Eye Colour from Clinique and Doublewear Stay-In-Place Makeup SPF 10 from Estée Lauder contributed approximately $59 million, combined, to the increase.  Higher sales from the Pure Color eye and lip line of products from Estée Lauder and Even Better Makeup from Clinique contributed approximately $32 million to the increase.  This growth was partially offset by lower sales of Pure Color Lipgloss from Estée Lauder and Repairwear Anti-Aging Makeup SPF 15 from Clinique of approximately $12 million, combined.  Included in the overall net sales growth in this category was approximately $9 million related to the accelerated orders from certain of our retailers due to our implementation of SAP.  Excluding the impact of foreign currency translation, makeup net sales increased 12%.

Fragrance

Net sales of fragrance products increased 2%, or $15.8 million, to $797.9 million.  Incremental sales from the recent launches of Estée Lauder Sensuous Nude, DKNY Golden Delicious, Coach Poppy Flower and Tom Ford Violet Blonde contributed approximately $67 million, combined, to the category.  Partially offsetting these increases were approximately $55 million, combined, of lower sales of DKNY Be Delicious, Estée Lauder Sensuous, pureDKNY and Estée Lauder Pleasures Bloom.  We continue to expect challenges in this category due to competitive dynamics and global economic uncertainties.  Included in the overall net sales growth in this category was approximately $2 million related to the accelerated orders from certain of our retailers due to our implementation of SAP.  Excluding the impact of foreign currency translation, fragrance net sales increased 1%.

Hair Care

Hair care net sales increased 9%, or $19.1 million, to $225.2 million, reflecting an increase in sales generated from expanded global distribution and new product launches.  The category also benefited from new launches including the Invati line of products from Aveda and Concen-Straight from Bumble and bumble.  Partially offsetting these increases were lower net sales of Ojon brand products due, in part, to softness in the direct response television channel.  Included in the overall net sales growth in this category was approximately $2 million related to the accelerated orders from certain of our retailers due to our implementation of SAP.  Excluding the impact of foreign currency translation, hair care net sales increased 8%.

Geographic Regions

Net sales in the Americas increased 10%, or $191.5 million, to $2,176.7 million.  The increase during the current-year period was primarily attributable to growth in the United States from our heritage and makeup artist brands, which benefited from a strong holiday retail environment for our products, new skin care offerings and an increase in sales of higher-end prestige skin care products which resulted in higher net sales in the United States of approximately $163 million.  These increases reflect, in part, our ongoing efforts to work with retailers in the U.S. department store channel on strengthening the “High-Touch” concepts used to help market our products.  Net sales in Latin America increased approximately $20 million, reflecting growth in emerging markets such as Brazil.  Included in the overall net sales growth in this region was approximately $2 million related to accelerated orders from certain of our retailers due to our implementation of SAP.  The impact of foreign currency translation on the Americas net sales was de minimis.

THE ESTÉE LAUDER COMPANIES INC.

In Europe, the Middle East & Africa, net sales increased 14%, or $230.3 million, to $1,904.5 million, reflecting strong growth in our travel retail business and from most countries in the region and in each major product category.  This reflects our strategy to strengthen our geographic presence and continue to succeed in the travel retail channel.  While we believe we are outpacing our competitors, due to the economic uncertainties in Europe, our business in some countries has experienced slower than anticipated net sales growth, while in other countries net sales declined as compared with the prior-year period.  Accordingly, we remain cautious in the near term.  Net sales increases of approximately $187 million were driven by our travel retail business, the United Kingdom, the Middle East, Italy and Germany.  This was primarily attributable to successful launches of skin care and makeup products from certain of our heritage brands, as well as higher combined sales from our makeup artist brands.  The net sales improvement in our travel retail business also reflected an increase in global airline passenger traffic, new points of distribution and benefits of programs designed to enhance consumers’ “High-Touch” experiences and convert travelers into purchasers.  These increases were partially offset by lower net sales in Russia of approximately $10 million, primarily reflecting destocking associated with ongoing challenges with a certain customer.  Included in the overall net sales growth in this region was approximately $3 million related to accelerated orders from certain of our retailers due to our implementation of SAP.  Excluding the impact of foreign currency translation, net sales in Europe, the Middle East & Africa increased 12%.

Net sales in Asia/Pacific increased 22%, or $206.6 million, to $1,132.4 million, reflecting growth in each product category and from all countries in the region, several of which had a significant favorable impact of foreign currency translation.  Net sales of approximately $135 million were driven by China, Korea and Hong Kong, primarily reflecting strong sales of skin care and makeup products.  While we continue to gain share in the prestige business in China, we are cautious of macroeconomic factors that could slow the growth trend of the Chinese economy.  Our businesses in Japan and Australia continued to be challenged due to difficult economic conditions, but they reported net sales gains of approximately $24 million, which were generated predominantly from the strengthening of their respective currencies.  Additional net sales growth in Korea and Australia, as well as growth in Thailand and New Zealand, included approximately $25 million related to accelerated orders from certain of our retailers due to our implementation of SAP.  Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 17%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales decreased to 20.8% as compared with 22.5% in the prior-year period.  This improvement primarily reflected strategic changes in the mix of our business of approximately 140 basis points, the favorable effect of exchange rates of approximately 20 basis points, favorable manufacturing variances of approximately 20 basis points and lower charges associated with restructuring activities of approximately 10 basis points.  These improvements were offset by an increase in obsolescence charges of approximately 20 basis points.

Since certain promotional activities are a component of sales or cost of sales and the timing and level of promotions vary with our promotional calendar, we have experienced, and expect to continue to experience, fluctuations in the cost of sales percentage.  In addition, future cost of sales mix may be impacted by the inclusion of potential new brands or channels of distribution that have margin and product cost structures different from those of our current mix of business.

OPERATING EXPENSES

Operating expenses as a percentage of net sales decreased to 59.5% as compared with 59.7% in the prior-year period. As a percentage of net sales, this improvement reflected lower selling and shipping costs of approximately 80 basis points and a decrease in general and administrative costs of approximately 40 basis points due to various cost containment efforts implemented as part of the Program and a strategically focused approach to spending.  Partially offsetting these improvements were increased spending in advertising, merchandising and sampling costs in line with our strategy of approximately 50 basis points, higher costs related to stock-based compensation of approximately 30 basis points, an unfavorable change in foreign exchange transactions of approximately 10 basis points and a current-year period other intangible asset impairment charge of approximately 10 basis points.

Changes in advertising, merchandising and sampling spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.  We anticipate higher investment spending on global advertising, merchandising and sampling to support major launches and existing franchises in the fiscal 2012 third quarter as compared with the prior-year period.

THE ESTÉE LAUDER COMPANIES INC.

OPERATING RESULTS

Operating income increased 24%, or $197.6 million, to $1,037.2 million.  Operating margin improved to 19.7% of net sales as compared with 17.8% in the prior-year period, reflecting our higher gross margin and the decrease in our operating expense margin, as previously discussed.  The higher results also reflected approximately $23 million related to accelerated orders from certain of our retailers, as previously discussed.  The following discussions of Operating Results by Product Categories and Geographic Regions exclude the impact of total returns and charges associated with restructuring activities of $10.2 million, or less than 1% of net sales, for the six months ended December 31, 2011 and $23.9 million, or less than 1% of net sales, for the six months ended December 31, 2010.  We believe the following analysis of operating results better reflects the manner in which we conduct and view our business.

Product Categories

Skin care operating income increased 31%, or $125.8 million, to $535.9 million, primarily reflecting improved results from higher-margin product launches from certain of our heritage brands, as well as increased results from higher-end prestige skin care products.  Makeup operating income increased 25%, or $73.0 million, to $368.1 million, primarily reflecting improved results from our makeup artist brands.  Fragrance operating results decreased 1%, or $1.7 million, to $121.5 million, primarily reflecting higher spending in support of recent launches of designer fragrances and lower results as a result of economic uncertainties in the Europe, the Middle East & Africa region.  Hair care operating results increased 26%, or $3.6 million, to $17.6 million, primarily reflecting higher net sales, partially offset by the other intangible asset impairment, as previously discussed.  The increased orders from certain of our retailers, as previously discussed, benefited results in the skin care, makeup, fragrance and hair care categories by approximately $13 million, $6 million, $2 million and $2 million, respectively.

Geographic Regions

Operating income in the Americas increased 30%, or $59.6 million, to $261.6 million, primarily reflecting improved results from our heritage and makeup artist brands driven by improved category mix partially offset by the timing and level of strategic investment spending in the current-year period.  Included in the overall improvement in this region was approximately $1 million related to the impact of accelerated orders from certain of our retailers, as previously discussed.  These improvements were partially offset by the other intangible asset impairment charge of $6.7 million.

In Europe, the Middle East & Africa, operating income increased 13%, or $57.5 million, to $497.8 million.  Higher results from our travel retail business, the United Kingdom and the Middle East totaled approximately $69 million, combined.  Partially offsetting these improvements were lower results in Russia of approximately $22 million, primarily reflecting strategic investment spending to support this emerging market, coupled with a decrease in sales as a result of destocking associated with ongoing challenges with a certain customer.  Included in the overall improvement in this region was approximately $2 million related to the impact of accelerated orders from certain of our retailers, as previously discussed.

In Asia/Pacific, operating income increased 41%, or $80.5 million, to $277.8 million.  Virtually all countries in the region reported higher operating results, led by approximately $66 million in China, Korea, Hong Kong, Thailand and Australia, combined.  Included in the overall improvement in this region was approximately $20 million related to the impact of accelerated orders from certain of our retailers, as previously discussed.

INTEREST EXPENSE, NET

Net interest expense was $32.6 million as compared with $32.2 million in the prior-year period.

OTHER INCOME

In November 2011, we settled a commercial dispute with third parties that was outside our normal operations.  In connection therewith, we received a $10.5 million cash payment, which has been classified as other income in our consolidated statement of earnings.

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

The effective income tax rate was 32.6% and 31.7% for the six months ended December 31, 2011 and 2010, respectively.  The increase in the effective income tax rate was principally due to favorable income tax reserve adjustments booked in the prior-year period, including a tax and interest benefit of $11 million, net of tax, attributable to concluding the examination by the IRS of fiscal 2006 through 2008.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

Net earnings attributable to The Estée Lauder Companies Inc. as compared with the prior-year period increased 26%, or $140.3 million, to $675.3 million and diluted net earnings per common share, which reflects the impact of the two-for-one stock split on our Class A and Class B Common Stock, which was effected in the form of a stock dividend in January 2012, increased 28% from $1.33 to $1.70.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad.  At December 31, 2011, we had cash and cash equivalents of $999.1 million compared with $1,253.0 million at June 30, 2011.  Our cash and cash equivalents are maintained at a number of financial institutions.  As of December 31, 2011, approximately 17% of the total balance was insured by governmental agencies.  To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength and perform ongoing evaluations of these institutions to limit our concentration risk exposure.

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

Based on past performance and current expectations, we believe that cash on hand, cash generated from operations, available credit lines and access to credit markets will be adequate to support currently planned business operations, information systems enhancements, capital expenditures, potential stock repurchases, commitments and other contractual obligations on both a near-term and long-term basis.  Our cash and cash equivalents balance at December 31, 2011 includes cash in offshore jurisdictions associated with our permanent reinvestment strategy.  We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic debt or working capital obligations.  If these indefinitely reinvested earnings were repatriated into the United States as dividends, we would be subject to additional taxes.

The effects of inflation have not been significant to our overall operating results in recent years.  Generally, we have been able to introduce new products at higher prices, increase prices and implement other operating efficiencies to sufficiently offset cost increases, which have been moderate.

THE ESTÉE LAUDER COMPANIES INC.

Credit Ratings

Changes in our credit ratings will likely result in changes in our borrowing costs.  Our credit ratings also impact the cost of our revolving credit facility as discussed below.  Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing.  A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating.  As of January 25, 2012, our commercial paper is rated A-1 by Standard & Poor’s and P-1 by Moody’s and our long-term debt is rated A with a stable outlook by Standard & Poor’s and A2 with a stable outlook by Moody’s.

Debt

At December 31, 2011, our outstanding borrowings were as follows:

	Long-term Debt	Current Debt	Total Debt
	(In millions)

6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (1), (6)	$296.4	$—	$296.4
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”) (2)	197.7	—	197.7
5.55% Senior Notes, due May 15, 2017 (“2017 Senior Notes”) (3), (6)	338.2	—	338.2
7.75% Senior Notes, due November 1, 2013 (“2013 Senior Notes”) (4), (6)	230.1	—	230.1
6.00% Senior Notes, due January 15, 2012 (“2012 Senior Notes”) (5)	—	119.9	119.9
Other borrowings	6.3	23.9	30.2
	$1,068.7	$143.8	$1,212.5

(1)             Consists of $300.0 million principal and unamortized debt discount of $3.6 million.

(2)             Consists of $200.0 million principal and unamortized debt discount of $2.3 million.

(3)             Consists of $300.0 million principal, unamortized debt discount of $0.3 million and a $38.5 million adjustment to reflect the termination value of interest rate swaps.

(4)             Consists of $230.1 million principal.

(5)             Consists of $120.0 million principal and a $0.1 million adjustment to reflect the remaining termination value of an interest rate swap that is being amortized to interest expense over the life of the debt.  On January 15, 2012, we repaid the outstanding principal balance of $120.0 million with cash from operations.

(6)             As of December 31, 2011, we were in compliance with all restrictive covenants, including limitations on indebtedness and liens, and expect continued compliance.

We have a $750.0 million commercial paper program under which we may issue commercial paper in the United States.  At December 31, 2011, there was no commercial paper outstanding.  We also have $163.1 million in additional uncommitted credit facilities, of which $12.8 million was used as of December 31, 2011.  We do not anticipate difficulties in securing this form of working capital financing.

In July 2011, we replaced our undrawn $750.0 million senior unsecured revolving credit facility that was set to expire on April 26, 2012 (the “Prior Facility”), with a new $1.0 billion senior unsecured revolving credit facility that expires on July 14, 2015 (the “New Facility”).  The New Facility may be used to provide credit support for our commercial paper program and for general corporate purposes.  As with the Prior Facility, up to the equivalent of $250 million of the New Facility is available for multi-currency loans.  The interest rate on borrowings under the New Facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or ½% plus the Federal funds rate.  We incurred costs of approximately $1 million to establish the New Facility which are being amortized over the term of the facility.  The New Facility has an annual fee of $0.7 million, payable quarterly, based on our current credit ratings.  The New Facility also contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $100.0 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under this facility.  At December 31, 2011, no borrowings were outstanding under this agreement.

THE ESTÉE LAUDER COMPANIES INC.

We have a fixed rate promissory note agreement with a financial institution pursuant to which we may borrow up to $150.0 million in the form of loan participation notes through one of our subsidiaries in Europe.  The interest rate on borrowings under this agreement is at an all-in fixed rate determined by the lender and agreed to by us at the date of each borrowing.  At December 31, 2011, no borrowings were outstanding under this agreement.  Debt issuance costs incurred related to this agreement were de minimis.

We have an overdraft borrowing agreement with a financial institution pursuant to which our subsidiary in Turkey may be credited to satisfy outstanding negative daily balances arising from its business operations.  The total balance outstanding at any time shall not exceed 40.0 million Turkish lira ($21.2 million at the exchange rate at December 31, 2011).  The interest rate applicable to each such credit shall be up to a maximum of 175 basis points per annum above the spot rate charged by the lender or the lender’s floating call rate agreed to by us at each borrowing.  There were no debt issuance costs incurred related to this agreement.  The outstanding balance at December 31, 2011 was 24.0 million Turkish lira ($12.8 million at the exchange rate at December 31, 2011) and is classified as short-term debt in our consolidated balance sheet.

We have a 1.5 billion Japanese yen ($19.2 million at the exchange rate at December 31, 2011) revolving credit facility that expires on March 31, 2012.  The interest rate on borrowings under this credit facility is based on TIBOR (Tokyo Interbank Offered Rate) plus .75% and the facility fee incurred on the undrawn balance is 25 basis points.  At December 31, 2011, no borrowings were outstanding under this facility and we do not plan on renewing this facility when it expires.

Total debt as a percent of total capitalization (excluding noncontrolling interests) was 32% at December 31, 2011 and June 30, 2011.

Cash Flows

Net cash provided by operating activities was $610.2 million during the six months ended December 31, 2011 as compared with net cash provided by operating activities of $508.0 million in the prior-year period.  Cash flows from operating activities increased as compared with the prior-year period, primarily reflecting the increase in net earnings, an increase in accrued income taxes resulting from timing and level of tax payments, a decrease in the levels of inventory and favorable changes in levels of accounts payable due to the timing of payments.  These improvements were partially offset by an increase in accounts receivable, primarily due to timing of collections, and the change in other liabilities, primarily due to the timing of payments and costs related to employee compensation and advertising, merchandising and sampling.

Net cash used for investing activities was $189.2 million during the six months ended December 31, 2011 as compared with $400.9 million in the prior-year period.  The decrease in investing cash outflows primarily reflected a favorable comparison with the fiscal 2011 first quarter acquisition of Smashbox Cosmetics and was partially offset by an increase in capital expenditure activity in the current-year period primarily related to counters and leasehold improvements.  We plan on continuing to invest in the significant modernization of our global information systems, which includes SMI as well as other initiatives.

Net cash used for financing activities was $657.7 million during the six months ended December 31, 2011 as compared with $199.4 million in the prior-year period.  The change in net cash used for financing activities primarily reflected an increase in treasury stock purchases and an increase in the payment of dividends during the current-year period as a result of an increase in the annual dividend rate.

Dividends

On November 3, 2011, our Board of Directors declared a two-for-one stock split on our Class A and Class B Common Stock to be effected in the form of a stock dividend.  As a result of this action, one additional share was issued on January 20, 2012 for each share held by stockholders of record at the close of business on January 4, 2012.  The stock split did not have an impact on our consolidated financial position or results of operations.  Share and per share amounts have been restated for the stock split.

During the current-year period, we paid dividends on Class A and Class B Common Stock of $.525 per share (or an aggregate of $204.0 million) as compared with $.375 per share (or an aggregate of $148.0 million) in the prior-year period.

THE ESTÉE LAUDER COMPANIES INC.

Pension and Post-retirement Plan Funding

We previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 that we planned on making approximately $16 million in cash contributions to our international defined benefit pension plans for the fiscal year ending June 30, 2012.  During the six months ending December 31, 2011, we increased our expected contributions to approximately $24 million for the fiscal year ending June 30, 2012 due to an updated funding strategy for a particular plan.

Commitments, Contingencies and Contractual Obligations

There have been no significant changes to our commitments, contingencies and contractual obligations as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Derivative Financial Instruments and Hedging Activities

There have been no significant changes to our derivative financial instruments and hedging activities as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Foreign Exchange Risk Management

We enter into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with our identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that we receive from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as foreign currency cash-flow hedges and have varying maturities through the end of September 2013.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  The ineffective portion of foreign currency forward contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income (loss) are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in accumulated other comprehensive income (loss) are reclassified to current-period earnings.  As of December 31, 2011, these foreign currency cash-flow hedges were highly effective in all material respects.

At December 31, 2011, we had foreign currency forward contracts in the amount of $1,486.3 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the British pound ($333.4 million), Swiss franc ($259.4 million), Euro ($219.7 million), Canadian dollar ($109.2 million), Australian dollar ($98.8 million), South Korean won ($74.7 million) and Japanese yen ($60.0 million).

Credit Risk

As a matter of policy, we only enter into derivative contracts with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $16.9 million at December 31, 2011.  To manage this risk, we have established counterparty credit guidelines that are continually monitored.  Accordingly, management believes risk of loss under these hedging contracts is remote.

Certain of our derivative financial instruments contain credit-risk-related contingent features.  At December 31, 2011, we were in a net asset position for certain derivative contracts that contain such features with two counterparties.  The fair value of those contracts as of December 31, 2011 was approximately $0.8 million.  As of December 31, 2011, we were in compliance with such credit-risk-related contingent features.

THE ESTÉE LAUDER COMPANIES INC.

Market Risk

Using the value-at-risk model, as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, the high, low and average measured value-at-risk for the twelve months ended December 31, 2011 related to our foreign exchange contracts are as follows:

(In millions)	High	Low	Average

Foreign exchange contracts	$47.1	$17.6	$27.6

The change in the value-at-risk measures from June 30, 2011 related to our foreign exchange contracts reflected an increase in foreign exchange volatilities and a different portfolio mix.  We believe that any resulting loss incurred would be offset by the effects of market rate movements on the respective underlying transactions for which the derivative financial instrument was intended.

OFF-BALANCE SHEET ARRANGEMENTS

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities, other than operating leases, that would be expected to have a material current or future effect upon our financial condition or results of operations.

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

THE ESTÉE LAUDER COMPANIES INC.

FORWARD-LOOKING INFORMATION

We and our representatives from time to time make written or oral forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission, in our press releases and in our reports to stockholders.  The words and phrases “will likely result,” “expect,” “believe,” “planned,” “may,” “should,” “could,” “anticipate,” “estimate,” “project,” “intend,” “forecast” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements include, without limitation, our expectations regarding sales, earnings or other future financial performance and liquidity, product introductions, entry into new geographic regions, information systems initiatives, new methods of sale, our long-term strategy, restructuring and other charges and resulting cost savings, and future operations or operating results.  Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, actual results may differ materially from our expectations.  Factors that could cause actual results to differ from expectations include, without limitation:

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

(14) our ability to acquire, develop or implement new information and distribution technologies and initiatives on a timely basis and within our cost estimates and our ability to maintain continuous operations of such systems and the security of data and other information that may be stored in such systems or other systems or media;

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

Item 4. Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure.  The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2011 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

As part of our Strategic Modernization Initiative, we anticipate the continued migration of our operations to SAP-based technologies, with the majority of our locations being enabled through 2014.  Based on management’s evaluation, the necessary steps were taken to monitor and maintain appropriate internal control over financial reporting during the quarter ended December 31, 2011.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE ESTÉE LAUDER COMPANIES INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Refer to Note 7 of Notes to Consolidated Financial Statements — Contingencies for discussion of legal proceedings.

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

During the three months ended December 31, 2011, the stockholder set forth in the table below converted shares of Class B Common Stock into Class A Common Stock (presented on a post-split basis) on the date set forth below:

Stockholder That Converted Class B Common Stock to Class A Common Stock	Date of Conversion	Number of Shares Converted/ Received
Aerin Lauder Zinterhofer 2000 Revocable Trust	December 6, 2011	186,000

Share Repurchase Program

We are authorized by the Board of Directors to repurchase up to 176.0 million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  As of December 31, 2011, the cumulative total of acquired shares pursuant to the authorization was 159.8 million, reducing the remaining authorized share repurchase balance to 16.2 million.  During the six months ended December 31, 2011, we purchased approximately 10.0 million shares pursuant to the authorization for $484.9 million as outlined in the following table:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
July 2011	2,296,484	(2)	$52.59	2,258,200	23,885,538
August 2011	3,821,600		48.66	3,821,600	20,063,938
September 2011	1,982,464	(3)	48.50	1,848,196	18,215,742
October 2011	2,431,866	(2)	45.11	1,853,800	16,361,942
November 2011	50,000		54.23	50,000	16,311,942
December 2011	131,740		54.11	131,740	16,180,202
	10,714,154		$48.76	9,963,536	16,180,202

(1)          The initial program covering the repurchase of 16.0 million shares was announced in September 1998 and increased by 40.0 million shares each in November 2007, February 2007 and May 2005 and 20.0 million shares in both May 2004 and October 2002.

(2)          Includes shares that were repurchased by the Company in connection with shares withheld to satisfy tax obligations upon the vesting of restricted stock units.

(3)          Includes shares that were repurchased by the Company in connection with shares withheld to satisfy tax obligations upon the vesting of performance share units.

All of the above share and per-share information is presented on a post-split basis.

THE ESTÉE LAUDER COMPANIES INC.

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

THE ESTÉE LAUDER COMPANIES INC.

Date: February 6, 2012	By:	/s/RICHARD W. KUNES
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