Form 10-Q
period 2012-03-31
ESTEE LAUDER COMPANIES INC
filed 2012-05-07
CIK 1001250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

At April 25, 2012, 236,954,415 shares of the registrant’s Class A Common Stock, $.01 par value, and 151,778,082 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
	2012	2011	2012	2011
	(In millions, except per share data)

Net Sales	$2,248.2	$2,165.7	$7,462.4	$6,749.4
Cost of Sales	469.3	482.6	1,554.6	1,511.8

Gross Profit	1,778.9	1,683.1	5,907.8	5,237.6

Operating expenses
Selling, general and administrative	1,539.0	1,415.9	4,623.4	4,136.9
Restructuring and other charges	28.4	21.8	39.2	39.6
Goodwill impairment	—	29.3	—	29.3
Impairment of other intangible assets	—	7.0	6.7	7.0
Total operating expenses	1,567.4	1,474.0	4,669.3	4,212.8

Operating Income	211.5	209.1	1,238.5	1,024.8

Interest expense, net	14.5	15.8	47.1	48.0
Other income	—	—	10.5	—
Earnings before Income Taxes	197.0	193.3	1,201.9	976.8

Provision for income taxes	65.7	68.2	393.6	316.2
Net Earnings	131.3	125.1	808.3	660.6

Net earnings attributable to noncontrolling interests	(0.9)	(0.4)	(2.6)	(0.9)
Net Earnings Attributable to The Estée Lauder Companies Inc.	$130.4	$124.7	$805.7	$659.7

Net earnings attributable to The Estée Lauder Companies Inc. per common share
Basic	$0.34	$0.32	$2.07	$1.67
Diluted	0.33	0.31	2.03	1.64

Weighted-average common shares outstanding
Basic	388.2	395.3	388.5	394.0
Diluted	396.3	404.1	397.0	402.2

Cash dividends declared per common share	$—	$—	$.525	$.375

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED BALANCE SHEETS

	March 31	June 30
	2012	2011
	(Unaudited)
	($ in millions)
ASSETS
Current Assets
Cash and cash equivalents	$1,192.8	$1,253.0
Accounts receivable, net	1,304.8	945.6
Inventory and promotional merchandise, net	898.7	995.6
Prepaid expenses and other current assets	503.6	492.3
Total current assets	3,899.9	3,686.5

Property, Plant and Equipment, net	1,181.8	1,143.1

Other Assets
Goodwill	881.9	877.3
Other intangible assets, net	208.6	227.5
Other assets	429.3	339.5
Total other assets	1,519.8	1,444.3
Total assets	$6,601.5	$6,273.9

LIABILITIES AND EQUITY
Current Liabilities
Current debt	$144.0	$138.0
Accounts payable	406.6	446.7
Accrued income taxes	180.4	62.3
Other accrued liabilities	1,327.2	1,296.3
Total current liabilities	2,058.2	1,943.3

Noncurrent Liabilities
Long-term debt	1,065.9	1,080.1
Accrued income taxes	141.2	130.0
Other noncurrent liabilities	480.7	473.5
Total noncurrent liabilities	1,687.8	1,683.6

Contingencies (Note 8)

Equity
Common stock, $.01 par value; 650,000,000 shares Class A authorized; shares issued: 398,562,903 at March 31, 2012 and 393,173,952 at June 30, 2011; 240,000,000 shares Class B authorized; shares issued and outstanding: 151,778,082 at March 31, 2012 and 151,964,082 at June 30, 2011	5.5	5.5
Paid-in capital	1,952.8	1,735.6
Retained earnings	4,715.3	4,113.7
Accumulated other comprehensive income (loss)	(48.9)	17.7
	6,624.7	5,872.5
Less: Treasury stock, at cost; 161,630,283 Class A shares at March 31, 2012 and 150,575,090 Class A shares at June 30, 2011	(3,788.8)	(3,243.1)
Total stockholders’ equity — The Estée Lauder Companies Inc.	2,835.9	2,629.4
Noncontrolling interests	19.6	17.6
Total equity	2,855.5	2,647.0
Total liabilities and equity	$6,601.5	$6,273.9

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31
	2012	2011
	(In millions)

Cash Flows from Operating Activities
Net earnings	$808.3	$660.6
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	215.4	212.6
Deferred income taxes	(28.7)	(8.1)
Non-cash stock-based compensation	101.0	74.5
Excess tax benefits from stock-based compensation arrangements	(48.2)	(38.1)
Loss on disposal of property, plant and equipment	7.4	4.9
Non-cash charges associated with restructuring activities	1.3	7.8
Goodwill and other intangible asset impairments	6.7	36.3
Pension and post-retirement benefit expense	52.2	51.5
Pension and post-retirement benefit contributions	(57.1)	(55.0)
Other non-cash items	—	0.4
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(397.0)	(433.9)
Decrease (increase) in inventory and promotional merchandise, net	66.0	(0.4)
Increase in other assets, net	(100.8)	(57.7)
Decrease in accounts payable	(26.9)	(81.2)
Increase in accrued income taxes	201.9	163.9
Increase in other liabilities	68.2	189.5
Net cash flows provided by operating activities	869.7	727.6

Cash Flows from Investing Activities
Capital expenditures	(271.9)	(223.9)
Acquisition of businesses and other intangible assets, net of cash acquired	(7.6)	(256.1)
Proceeds from disposition of long-term investments	—	0.2
Net cash flows used for investing activities	(279.5)	(479.8)

Cash Flows from Financing Activities
Borrowings of current debt, net	121.9	6.7
Debt issuance costs	(1.1)	—
Repayments and redemptions of long-term debt	(127.6)	(15.1)
Net settlement of interest rate derivatives	—	47.4
Net proceeds from stock-based compensation transactions	71.9	128.7
Excess tax benefits from stock-based compensation arrangements	48.2	38.1
Payments to acquire treasury stock	(550.0)	(346.6)
Dividends paid to stockholders	(204.0)	(148.0)
Net cash flows used for financing activities	(640.7)	(288.8)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(9.7)	19.3

Net Decrease in Cash and Cash Equivalents	(60.2)	(21.7)
Cash and Cash Equivalents at Beginning of Period	1,253.0	1,120.7
Cash and Cash Equivalents at End of Period	$1,192.8	$1,099.0

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

All share (except par value per share), earnings per common share and cash dividends declared per common share information for all prior-year periods reflect the two-for-one stock split on the Company’s Class A and Class B Common Stock, which was effected in the form of a stock dividend for each share held by stockholders of record at the close of business on January 4, 2012.  The number of shares of the Company’s Class A Common Stock issuable upon exercise of outstanding stock options and vesting of other stock-based awards were proportionately increased in accordance with the terms of the respective plans.

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

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at period-end rates of exchange, while revenue and expenses are translated at weighted average rates of exchange for the period.  Unrealized translation gains or losses are reported as cumulative translation adjustments through other comprehensive income (loss) (“OCI”).  Such adjustments, attributable to The Estée Lauder Companies Inc., amounted to $41.4 million and $69.9 million of unrealized translation gains, net of tax, during the three months ended March 31, 2012 and 2011, respectively, and $(90.0) million and $161.5 million of unrealized translation gains (losses), net of tax, during the nine months ended March 31, 2012 and 2011, respectively.  For the Company’s Venezuelan subsidiary operating in a highly inflationary economy, the U.S. dollar is the functional currency.  Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings.

The accompanying consolidated statements of earnings include net exchange losses on foreign currency transactions of $0.8 million and $5.7 million during the three months ended March 31, 2012 and 2011, respectively, and $3.9 million and $6.5 million during the nine months ended March 31, 2012 and 2011, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions totaling $35.6 million and $33.9 million as of March 31, 2012 and June 30, 2011, respectively.

Concentration of Credit Risk

The Company is a worldwide manufacturer, marketer and distributor of skin care, makeup, fragrance and hair care products.  The Company’s sales are made primarily to department stores, perfumeries and specialty retailers.  The Company grants credit to all qualified customers and does not believe it is exposed significantly to any undue concentration of credit risk.

The Company’s largest customer sells products primarily within the United States and accounted for $265.1 million, or 12%, and $241.2 million, or 11%, of the Company’s consolidated net sales for the three months ended March 31, 2012 and 2011, respectively, and $840.1 million, or 11%, and $769.5 million, or 11%, of the Company’s consolidated net sales for the nine months ended March 31, 2012 and 2011, respectively.  This customer accounted for $108.7 million, or 8%, and $92.3 million, or 10%, of the Company’s accounts receivable at March 31, 2012 and June 30, 2011, respectively.

Inventory and Promotional Merchandise

	March 31	June 30
(In millions)	2012	2011

Inventory and promotional merchandise, net consists of:
Raw materials	$199.3	$230.2
Work in process	79.3	93.6
Finished goods	481.8	475.4
Promotional merchandise	138.3	196.4
	$898.7	$995.6

Property, Plant and Equipment

	March 31	June 30
(In millions)	2012	2011

Assets (Useful Life)
Land	$14.8	$15.0
Buildings and improvements (10 to 40 years)	192.3	195.5
Machinery and equipment (3 to 10 years)	626.9	635.3
Computer hardware and software (4 to 10 years)	780.2	707.1
Furniture and fixtures (5 to 10 years)	95.3	93.9
Leasehold improvements	1,222.3	1,215.3
	2,931.8	2,862.1
Less accumulated depreciation and amortization	1,750.0	1,719.0
	$1,181.8	$1,143.1

The cost of assets related to projects in progress of $206.1 million and $183.5 million as of March 31, 2012 and June 30, 2011, respectively, is included in their respective asset categories above.  Depreciation and amortization of property, plant and equipment was $72.3 million and $74.8 million during the three months ended March 31, 2012 and 2011, respectively, and $208.7 million and $204.0 million during the nine months ended March 31, 2012 and 2011, respectively.  Depreciation and amortization related to the Company’s manufacturing process is included in cost of sales and all other depreciation and amortization is included in selling, general and administrative expenses in the accompanying consolidated statements of earnings.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The effective income tax rate was 33.4% and 35.3% for the three months ended March 31, 2012 and 2011, respectively.  The decrease in the effective income tax rate was principally due to a lower tax rate on the Company’s foreign operations.

The effective income tax rate was 32.7% and 32.4% for the nine months ended March 31, 2012 and 2011, respectively.  The increase in the effective income tax rate was principally due to favorable income tax reserve adjustments booked in the prior-year period, including a tax and interest benefit of $11 million, net of tax, attributable to concluding the examination by the IRS of fiscal 2006 through 2008.  This increase was partially offset by a lower effective tax rate on the Company’s foreign operations.

As of March 31, 2012 and June 30, 2011, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $97.7 million and $104.8 million, respectively.  The total amount of unrecognized tax benefits at March 31, 2012 that, if recognized, would affect the effective tax rate was $62.3 million.  During the three months ended March 31, 2012, the Company recognized a gross interest and penalty benefit of $0.1 million related to unrecognized tax benefits in the accompanying consolidated statement of earnings.  During the nine months ended March 31, 2012, the Company accrued a gross interest and penalty expense related to unrecognized tax benefits in the accompanying consolidated statement of earnings of $9.1 million.  The total gross accrued interest and penalties in the accompanying consolidated balance sheets at March 31, 2012 and June 30, 2011 was $45.2 million and $37.7 million, respectively.  On the basis of the information available as of March 31, 2012, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in a range of $25 million to $30 million within 12 months as a result of projected resolutions of global tax examinations and controversies and a potential lapse of the applicable statutes of limitations.

During the nine months ended March 31, 2012, the Company formally concluded the IRS examination of fiscal years 2009 and 2010.  The conclusion of this examination did not materially impact the Company’s consolidated financial statements.

Recently Adopted Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) amended its authoritative guidance related to fair value measurements to provide a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards (“IFRS”).  This guidance clarifies the application of existing fair value measurement and expands the existing disclosure requirements.  This guidance became effective for the Company’s fiscal 2012 third quarter and was applied prospectively.  This guidance did not have an impact on the Company’s results of operations, financial position or cash flows.  As a result of the adoption of this guidance, the Company did not change its valuation techniques but made additional disclosures included in Note 6 — Fair Value Measurements.

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

In December 2010, the FASB amended its authoritative guidance related to business combinations entered into by an entity that are material on an individual or aggregate basis.  These amendments clarify existing guidance that if an entity presents comparative financial statements that include a material business combination, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period.  The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  This guidance became effective prospectively for business combinations for which the acquisition date was on or after the first day of the Company’s fiscal 2012.  The adoption of this disclosure-only guidance did not have an impact on the Company’s results of operations, financial position or cash flows.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recently Issued Accounting Standards

In December 2011, the FASB issued authoritative guidance that creates new disclosure requirements about the nature of an entity’s rights of offset and related arrangements associated with its financial instruments and derivative instruments.  This revised guidance helps reconcile differences in the offsetting requirements under U.S. GAAP and IFRS.  These requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement.  This disclosure-only guidance becomes effective for the Company’s fiscal 2013 third quarter, with retrospective application required.  The Company currently does not hold any financial or derivative instruments that are subject to an enforceable master netting arrangement.  However, the Company currently utilizes the right of offset when netting certain negative cash balances in its consolidated balance sheets.  This guidance is not expected to have an impact on the Company’s results of operations, financial position or cash flows, but may require certain additional disclosures if such balances are material or if the Company enters into additional arrangements that fall under the provisions of this guidance.

In September 2011, the FASB amended its authoritative guidance related to testing goodwill for impairment.  Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before performing Step 1 of the goodwill impairment test.  If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the two-step impairment test would be required.  This guidance becomes effective in the beginning of the Company’s fiscal 2013, with early adoption permitted.  The Company is not adopting this guidance early, and it does not expect the guidance to have an impact on the Company’s consolidated financial statements.

In September 2011, the FASB amended its authoritative guidance related to multiemployer benefit plans.  This revised guidance is intended to provide enhanced qualitative and quantitative disclosures about an employer’s significant financial obligations to a multiemployer pension plan and, therefore, help financial statement users better understand the financial health of all significant plans in which the employer participates.  To the extent the information required under the revised standard is not available in the public domain, as may be the case for some foreign plans, employers should include more qualitative information about the plan.  This disclosure-only guidance becomes effective for the Company’s fiscal 2012, with early adoption permitted and full retrospective application required.  One of the Company’s international affiliates participates in a multiemployer benefit plan, and the Company has concluded that its participation in this plan is not significant and does not require additional disclosure in the Company’s consolidated financial statements.

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

NOTE 2 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company assigns goodwill of a reporting unit to the product category in which that reporting unit predominantly operates at the time of its acquisition.  The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total

Balance as of June 30, 2011
Goodwill	$70.4	$412.6	$55.0	$406.9	$944.9
Accumulated impairments	(24.4)	—	—	(43.2)	(67.6)
	46.0	412.6	55.0	363.7	877.3

Goodwill acquired during the period	—	6.8	—	—	6.8
Translation and other adjustments	(1.0)	(0.2)	(0.2)	(0.8)	(2.2)
	(1.0)	6.6	(0.2)	(0.8)	4.6

Balance as of March 31, 2012
Goodwill	68.9	419.2	54.8	404.9	947.8
Accumulated impairments	(23.9)	—	—	(42.0)	(65.9)
	$45.0	$419.2	$54.8	$362.9	$881.9

Other intangible assets consist of the following:

	March 31, 2012			June 30, 2011
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value

Amortizable intangible assets:
Customer lists and other	$267.8	$176.8	$91.0	$270.9	$168.5	$102.4
License agreements	43.0	43.0	—	43.0	43.0	—
	$310.8	$219.8	91.0	$313.9	$211.5	102.4
Non-amortizable intangible assets:
Trademarks and other			117.6			125.1
Total intangible assets			$208.6			$227.5

The aggregate amortization expense related to amortizable intangible assets for the three months ended March 31, 2012 and 2011 was $3.5 million and $3.7 million, respectively, and for the nine months ended March 31, 2012 and 2011 was $10.4 million and $11.2 million, respectively.  The estimated aggregate amortization expense for the remainder of fiscal 2012 and for each of fiscal 2013 to 2016 is $3.2 million, $13.6 million, $13.5 million, $13.4 million and $13.3 million, respectively.

The Company assesses goodwill and other indefinite-lived intangible assets at least annually for impairment as of the beginning of the fiscal fourth quarter, or more frequently if certain events or circumstances exist.

Impairment Testing During the Nine Months Ended March 31, 2012

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment Testing During the Nine Months Ended March 31, 2011

During the third quarter of fiscal 2011, the Ojon reporting unit reassessed and subsequently altered the timing of new market initiatives, including the rollout of reformulated product lines and certain components of its future international expansion plans, resulting in revisions to its internal forecasts.  The Company concluded that these changes in circumstances in the Ojon reporting unit triggered the need for an interim impairment test of its trademark and goodwill.  Additionally, these changes in circumstances were also an indicator that the carrying amount of the customer list may not be recoverable.  The Company performed an interim impairment test for the trademark and a recoverability test for the customer list as of February 28, 2011.  For the customer list, the Company concluded that the carrying amount of this asset was recoverable.  However, for the Ojon trademark, the Company concluded that the carrying value exceeded its estimated fair value, which was based on the relief-from-royalty method.  As a result, the Company recognized an impairment charge of $7.0 million.  After adjusting the carrying value of the trademark, the Company completed an interim impairment test for goodwill and recorded an impairment charge for the remaining goodwill related to the Ojon reporting unit of $29.3 million, at the exchange rate in effect at that time.  The fair value of the reporting unit was based upon the income approach, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows.  These impairment charges were reflected in the hair care and skin care product categories and in the Americas region.

NOTE 3 — RETURNS AND CHARGES ASSOCIATED WITH RESTRUCTURING ACTIVITIES

In an effort to drive down costs and achieve synergies within the organization, in February 2009, the Company announced the implementation of a multi-faceted cost savings program (the “Program”) to position itself to achieve long-term profitable growth.  The Company anticipates the Program will result in related restructuring and other charges, inclusive of cumulative charges recorded to date and through the remainder of the Program, totaling between $350 million and $450 million before taxes.  While the Company will continue to seek cost savings opportunities, the Company’s current plans are to identify and approve specific initiatives under the Program through fiscal 2012 and execute those initiatives through fiscal 2013.  The total amount of charges (pre-tax) associated with the Program, recorded, plus other initiatives approved through March 31, 2012, is approximately $343 million to $348 million, of which approximately $234 million to $236 million relates to restructuring charges, approximately $50 million of other costs to implement the initiatives, approximately $42 million to $45 million in sales returns and approximately $17 million in inventory write-offs.  The restructuring charges are comprised of approximately $173 million to $175 million of employee-related costs, approximately $39 million of other exit costs and contract terminations (substantially all of which have resulted in or will result in cash expenditures), and approximately $22 million in non-cash asset write-offs.  The total amount of cumulative charges (pre-tax) associated with the Program recorded from inception through March 31, 2012 was $278.4 million.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring Charges

The following table presents restructuring charges related to the Program as follows:

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2012	2011	2012	2011

Employee-related costs	$19.1	$18.8	$23.4	$28.3
Asset write-offs	0.4	0.8	0.9	1.4
Contract terminations	7.1	0.2	8.4	2.0
Other exit costs	0.7	0.5	1.5	1.0
Total restructuring charges	$27.3	$20.3	$34.2	$32.7

The following table presents aggregate restructuring charges related to the Program:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Fiscal 2009	$60.9	$4.2	$3.4	$1.8	$70.3
Fiscal 2010	29.3	11.0	2.3	6.2	48.8
Fiscal 2011	34.6	2.4	3.0	1.1	41.1
Nine months ended March 31, 2012	23.4	0.9	8.4	1.5	34.2
Charges recorded through March 31, 2012	$148.2	$18.5	$17.1	$10.6	$194.4

The following table presents accrued restructuring charges and the related activities under the Program:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Charges	$60.9	$4.2	$3.4	$1.8	$70.3
Cash payments	(7.5)	—	(0.5)	(1.6)	(9.6)
Non-cash write-offs	—	(4.2)	—	—	(4.2)
Translation adjustments	0.6	—	—	—	0.6
Other adjustments	(2.4)	—	—	—	(2.4)
Balance at June 30, 2009	51.6	—	2.9	0.2	54.7

Charges	29.3	11.0	2.3	6.2	48.8
Cash payments	(49.5)	—	(5.1)	(6.0)	(60.6)
Non-cash write-offs	—	(11.0)	—	—	(11.0)
Translation adjustments	(0.8)	—	—	—	(0.8)
Balance at June 30, 2010	30.6	—	0.1	0.4	31.1

Charges	34.6	2.4	3.0	1.1	41.1
Cash payments	(30.6)	—	(2.4)	(1.4)	(34.4)
Non-cash write-offs	—	(2.4)	—	—	(2.4)
Translation adjustments	1.2	—	(0.1)	0.1	1.2
Balance at June 30, 2011	35.8	—	0.6	0.2	36.6

Charges	23.4	0.9	8.4	1.5	34.2
Cash payments	(20.4)	—	(2.1)	(1.3)	(23.8)
Non-cash write-offs	—	(0.9)	—	—	(0.9)
Translation adjustments	(0.8)	—	—	0.1	(0.7)
Balance at March 31, 2012	$38.0	$—	$6.9	$0.5	$45.4

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued restructuring charges at March 31, 2012 are expected to result in cash expenditures funded from cash provided by operations of approximately $18 million, $17 million, $9 million and $1 million in fiscal 2012, 2013, 2014 and 2015, respectively.

Total Returns and Other Charges Associated with Restructuring Activities

The following table presents total charges associated with restructuring and other activities related to the Program:

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2012	2011	2012	2011

Sales returns (included in Net Sales)	$—	$0.7	$(0.6)	$2.2
Cost of sales	0.4	1.0	0.4	5.6
Restructuring charges	27.3	20.3	34.2	32.7
Other charges	1.1	1.5	5.0	6.9
Total charges associated with restructuring activities	$28.8	$23.5	$39.0	$47.4

During the nine months ended March 31, 2012, the Company recorded adjustments to reflect revised estimates of sales returns associated with prior initiatives.  During the three and nine months ended March 31, 2012, the Company recorded a write-off of inventory of $0.4 million associated with the exit of unprofitable operations.  During the three months ended March 31, 2011, the Company recorded $0.7 million reflecting sales returns (less a related cost of sales of $0.3 million) and a write-off of inventory of $1.3 million associated with turnaround operations, primarily related to the reformulation of Ojon brand products.  During the nine months ended March 31, 2011, the Company recorded $2.2 million reflecting sales returns (less a related cost of sales of $0.8 million) and a write-off of inventory of $6.4 million associated with turnaround operations, primarily related to the reformulation of Ojon brand products.

NOTE 4 — DEBT

On January 15, 2012, the Company repaid the outstanding principal of its $120.0 million 6.00% Senior Notes with cash from operations.

During the third quarter of fiscal 2012, the Company issued $120 million of short-term commercial paper, which is being used for general corporate purposes.  As of March 31, 2012, the Company had $120 million of short-term commercial paper outstanding, due at various dates through April 2012 at an average interest rate of 0.16%, which may be refinanced on a periodic basis as it matures at then-prevailing market rates.

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

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value (1)			Fair Value (1)
(In millions)	Balance Sheet Location	March 31 2012	June 30 2011	Balance Sheet Location	March 31 2012	June 30 2011
Derivatives Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$11.3	$11.9	Other accrued liabilities	$14.2	$28.4

Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	1.4	3.1	Other accrued liabilities	1.2	2.5

Total Derivatives		$12.7	$15.0		$15.4	$30.9

(1)             See Note 6 — Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are presented as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (2)
	Three Months Ended March 31		from Accumulated OCI into Earnings	Three Months Ended March 31
(In millions)	2012	2011	(Effective Portion)	2012	2011
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$(12.3)	$(14.2)	Cost of sales	$0.2	$(0.5)
			Selling, general and administrative	1.0	(2.6)
Total derivatives	$(12.3)	$(14.2)		$1.2	$(3.1)

(2)   The amount of gain (loss) recognized in earnings related to the amount excluded from effectiveness testing was $(0.9) million and $0.8 million for the three months ended March 31, 2012 and 2011, respectively.  There was no gain (loss) recognized in earnings related to the ineffective portion of the hedging relationships for the three months ended March 31, 2012 and 2011.

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (3)
	Nine Months Ended March 31		from Accumulated OCI into Earnings	Nine Months Ended March 31
(In millions)	2012	2011	(Effective Portion)	2012	2011
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$22.0	$(29.3)	Cost of sales	$2.6	$(1.5)
			Selling, general and administrative	2.9	(4.7)
Total derivatives	$22.0	$(29.3)		$5.5	$(6.2)

(3)   The amount of gain (loss) recognized in earnings related to the amount excluded from effectiveness testing was $(3.0) million and $0.9 million for the nine months ended March 31, 2012 and 2011, respectively.  There was no gain (loss) recognized in earnings related to the ineffective portion of the hedging relationships for the nine months ended March 31, 2012.  There was a net $0.5 million loss recognized in earnings related to the ineffective portion of the hedging relationships for the nine months ended March 31, 2011.

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives (4)
	Location of Gain or (Loss) Recognized in Earnings on	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	Derivatives	2012	2011	2012	2011
Derivatives in Fair Value Hedging Relationships:

Interest rate swap contracts	Interest expense, net	$—	$—	$—	$8.7

(4)             Changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
	Location of Gain or (Loss)	Three Months Ended		Nine Months Ended
	Recognized in Earnings on	March 31		March 31
(In millions)	Derivatives	2012	2011	2012	2011
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Selling, general and administrative	$1.6	$(4.1)	$(0.4)	$(7.1)

Foreign Currency Cash-Flow Hedges

The Company enters into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that the Company receives from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as foreign currency cash-flow hedges and have varying maturities through the end of December 2013.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.

The ineffective portion of foreign currency forward contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in OCI are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in accumulated OCI are reclassified to current-period earnings.  As of March 31, 2012, the Company’s foreign currency cash-flow hedges were highly effective in all material respects.  The estimated net gain as of March 31, 2012 that is expected to be reclassified from accumulated OCI into earnings, net of tax, within the next twelve months is $2.0 million.  The accumulated gain (loss) on derivative instruments in accumulated OCI was $3.4 million and $(13.2) million as of March 31, 2012 and June 30, 2011, respectively.

At March 31, 2012, the Company had foreign currency forward contracts in the amount of $1,770.5 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the British pound ($350.9 million), Swiss franc ($324.8 million), Euro ($217.4 million), Canadian dollar ($196.9 million), Australian dollar ($122.5 million), South Korean won ($94.8 million) and Russian ruble ($59.0 million).

Credit Risk

As a matter of policy, the Company only enters into derivative contracts with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $12.7 million at March 31, 2012.  To manage this risk, the Company has established strict counterparty credit guidelines that are continually monitored.  Accordingly, management believes risk of loss under these hedging contracts is remote.

Certain of the Company’s derivative financial instruments contain credit-risk-related contingent features.  At March 31, 2012, the Company was in a net liability position for certain derivative contracts that contain such features with two counterparties.  The fair value of those contracts as of March 31, 2012 was approximately $0.9 million.  Such credit-risk-related contingent features would be triggered if (a) upon a merger involving the Company, the ratings of the surviving entity were materially weaker than prior to the merger or (b) the Company’s credit ratings fall below investment grade (rated below BBB-/Baa3) and the Company fails to enter into an International Swaps & Derivatives Association Credit Support Annex within 30 days of being requested by the counterparty.  The fair value of collateral required to settle the instruments immediately if a triggering event were to occur, is estimated at approximately the fair value of the contracts.  As of March 31, 2012, the Company was in compliance with such credit-risk-related contingent features.

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

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012:

(In millions)	Level 1	Level 2	Level 3	Total

Assets:
Foreign currency forward contracts	$—	$12.7	$—	$12.7
Available-for-sale securities	6.3	—	—	6.3
Total	$6.3	$12.7	$—	$19.0

Liabilities:
Foreign currency forward contracts	$—	$15.4	$—	$15.4

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s hierarchy and impairment charges for certain of its nonfinancial assets measured at fair value on a nonrecurring basis, due to a change in circumstances that triggered an interim impairment test:

	Impairment Charges			Level 3 Fair Value
(In millions)	Three Months Ended March 31, 2012	Nine Months Ended March 31, 2012	Carrying Value December 31, 2011	Measurement December 31, 2011

Other intangible assets, net	$—	$6.7	$3.3	$3.3

To determine fair value of the above other indefinite-lived intangible assets, the Company used the relief-from-royalty method.  This method, which is an income approach, assumed that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset.  The calculation of fair value requires significant judgment in determining both the assets’ estimated cash flows as well as the appropriate discount and royalty rates applied to those cash flows to determine fair value.  As these inputs are unobservable in the market and significant to the fair value calculation, the other indefinite-lived intangible assets are classified as Level 3.  In determining the fair value of the above, a terminal growth rate of 3% was applied to future cash flows, and was used in conjunction with a 1.5% royalty rate discounted to present value at a 17% rate.  See Note 2 — Goodwill and Other Intangible Assets for further discussion of the Company’s impairment testing.

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

Current and long-term debt — The fair value of the Company’s debt was estimated based on the current rates offered to the Company for debt with the same remaining maturities.  To a lesser extent, debt also includes capital lease obligations for which the carrying amount approximates the fair value.  The Company’s debt is classified within Level 2 of the valuation hierarchy.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	March 31		June 30
	2012		2011
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Nonderivatives
Cash and cash equivalents	$1,192.8	$1,192.8	$1,253.0	$1,253.0
Available-for-sale securities	6.3	6.3	6.6	6.6
Current and long-term debt	1,209.9	1,357.7	1,218.1	1,293.5

Derivatives
Foreign currency forward contracts – asset (liability)	(2.7)	(2.7)	(15.9)	(15.9)

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

The components of net periodic benefit cost for the three months ended March 31, 2012 and 2011 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement
(In millions)	2012	2011	2012	2011	2012	2011

Service cost	$6.9	$6.4	$5.7	$5.4	$0.9	$0.9
Interest cost	7.4	7.0	4.8	5.0	2.1	1.9
Expected return on plan assets	(9.7)	(8.7)	(5.3)	(5.6)	(0.3)	(0.1)
Amortization of:
Prior service cost	0.2	0.2	1.0	0.5	—	—
Actuarial loss	2.0	2.4	1.2	1.5	0.5	0.5
Net periodic benefit cost	$6.8	$7.3	$7.4	$6.8	$3.2	$3.2

The components of net periodic benefit cost for the nine months ended March 31, 2012 and 2011 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement
(In millions)	2012	2011	2012	2011	2012	2011

Service cost	$20.7	$19.2	$17.3	$15.9	$2.8	$2.8
Interest cost	22.3	21.0	14.5	14.7	6.3	5.8
Expected return on plan assets	(29.1)	(26.1)	(16.1)	(16.5)	(0.9)	(0.3)
Amortization of:
Prior service cost	0.5	0.6	2.9	1.5	—	—
Actuarial loss	6.0	7.2	3.7	4.4	1.3	1.3
Net periodic benefit cost	$20.4	$21.9	$22.3	$20.0	$9.5	$9.6

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company disclosed in its consolidated financial statements for the fiscal year ended June 30, 2011 that it did not expect to make cash contributions to its U.S. pension plans or its post-retirement benefit plans, and intended to make $16 million of cash contributions to its international defined benefit plans during the fiscal year ending June 30, 2012.  The Company continues to evaluate funding opportunities for the U.S. trust based, noncontributory qualified defined benefit pension plan and accordingly made a discretionary contribution of $25.0 million during the fiscal 2012 third quarter.  The Company may decide to make additional discretionary contributions to these plans during the remainder of fiscal 2012.  The expected contributions to the international defined benefit pension plans increased to approximately $29 million for the fiscal year ending June 30, 2012, primarily due to an updated funding strategy for a particular plan.  During the nine months ended March 31, 2012, contributions to the Company’s international plans were approximately $23 million.

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

During the fiscal 2007 fourth quarter, the former owner of the Darphin brand initiated litigation in the Paris Commercial Court against the Company and one of its subsidiaries seeking to recover €60.0 million ($79.6 million at the exchange rate at March 31, 2012) that he claims he was owed as additional consideration for the sale of Darphin to the Company in April 2003.  On December 23, 2011, the Paris Commercial Court issued its judgment, awarding the former owner €22.9 million ($30.4 million at the exchange rate at March 31, 2012) plus interest from 2007.  The Company has filed its appeal with the Paris Court of Appeal.  In accordance with the judgment, in January 2012, the Company paid €25.3 million ($33.6 million at the exchange rate at March 31, 2012) to the former owner and received from him a bank guarantee to assure repayment to the Company of such sum (or any part thereof) in the event that the judgment is reversed by the Paris Court of Appeal.  Based upon its assessment of the case, as well as the advice of external counsel, the Company is maintaining the amount it previously accrued as an amount that it believes will ultimately be paid based on the probable outcome of the appeal.  Such amount is less than the Paris Commercial Court’s award.

Other Income

In November 2011, the Company settled a commercial dispute with third parties that was outside its normal operations.  In connection therewith, the Company received a $10.5 million cash payment, which has been classified as other income in its consolidated statement of earnings.

NOTE 9 — STOCK-BASED COMPENSATION

The Company has various stock-based compensation programs (the “Plans”) under which awards, including stock options, performance share units (“PSU”), restricted stock units (“RSU”), share units and market share units (“MSU”), may be granted.  As of March 31, 2012, approximately 23,381,300 shares of the Company’s Class A Common Stock were reserved and available to be granted pursuant to these Plans.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of stock options, PSUs, RSUs, MSU and share units.  Compensation expense attributable to net stock-based compensation is as follows:

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2012	2011	2012	2011

Compensation expense	$24.4	$20.1	$101.0	$74.5
Income tax benefit	8.1	6.7	33.3	24.8

As of March 31, 2012, the total unrecognized compensation cost related to unvested stock-based awards was $101.9 million and the related weighted-average period over which it is expected to be recognized is approximately 2 years.

Stock Options

The following is a summary of the Company’s stock option programs as of March 31, 2012 and changes during the nine months then ended:

(Shares in thousands)	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (1) (in millions)	Weighted Average Contractual Life Remaining in Years

Outstanding at June 30, 2011	16,972.5	$22.87
Granted at fair value	3,349.6	49.22
Exercised	(3,353.1)	21.84
Expired	(13.7)	20.56
Forfeited	(157.4)	30.84
Outstanding at March 31, 2012	16,797.9	28.33	$564.6	7.1

Vested and expected to vest at March 31, 2012	16,627.0	28.18	$561.3	7.1

Exercisable at March 31, 2012	8,959.6	22.06	$357.3	5.8

(1)         The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The following is a summary of the per-share weighted average grant date fair value of stock options granted and total intrinsic value of stock options exercised:

	Three Months Ended March 31		Nine Months Ended March 31
(In millions, except per share data)	2012	2011	2012	2011
Per-share weighted average grant date fair value of stock options granted	$19.42	$14.62	$17.41	$9.47

Intrinsic value of stock options exercised	$52.6	$41.3	$118.4	$66.9

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31		Nine Months Ended March 31
	2012	2011	2012	2011
Weighted average expected stock-price volatility	34%	29%	35%	31%
Weighted average expected option life	7 years	7 years	8 years	8 years
Average risk-free interest rate	1.4%	2.9%	1.7%	2.2%
Average dividend yield	1.0%	1.0%	1.0%	1.1%

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

Performance Share Units

During the nine months ended March 31, 2012, the Company granted 260,000 PSUs, which will be settled in stock subject to the achievement of the Company’s net sales, diluted net earnings per common share and return on invested capital goals for the three fiscal years ending June 30, 2014.  In September 2011, approximately 275,200 shares of the Company’s Class A Common Stock were issued and related accrued dividends were paid, relative to the target goals set at the time of issuance, in settlement of 262,000 PSUs which vested as of June 30, 2011.

The following is a summary of the status of the Company’s PSUs as of March 31, 2012 and activity during the nine months then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share

Nonvested at June 30, 2011	699.8	$23.36
Granted	260.0	48.57
Vested	—	—
Forfeited	(3.3)	28.84
Nonvested at March 31, 2012	956.5	30.19

Restricted Stock Units

The Company granted approximately 1,324,600 RSUs during the nine months ended March 31, 2012 which, at the time of grant, were scheduled to vest as follows: 750,900 on October 31, 2012, 391,800 on October 31, 2013, 175,500 on October 31, 2014 and 6,400 on December 31, 2015, all subject to the continued employment or retirement of the grantees.  Certain RSUs granted in fiscal 2012 are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the RSU and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.  Other RSUs granted in fiscal 2012 are not accompanied by dividend equivalent rights and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant less the discounted present value of the dividends expected to be paid on the shares during the vesting period.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the status of the Company’s RSUs as of March 31, 2012 and activity during the nine months then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share

Nonvested at June 30, 2011	2,870.3	$24.87
Granted	1,324.6	48.72
Vested	(1,716.5)	24.31
Forfeited	(81.5)	34.43
Nonvested at March 31, 2012	2,396.9	38.42

Market Share Unit

As of March 31, 2012, the Company had one outstanding market share unit with a grant date fair value of $10.6 million that was estimated using a lattice model with a Monte Carlo simulation and the following assumptions: contractual life of 41 months, a weighted average expected volatility of 29%, a weighted average risk-free interest rate of 1.6% and a weighted average dividend yield of 1.0%.  The Company used an expected stock-price volatility assumption that is a combination of both current and historical implied volatilities from options on the underlying stock.  The implied volatilities were obtained from publicly available data sources.  The expected life is equal to the contractual term of the grant.  The average risk-free interest rate is based on the U.S. Treasury strip rates over the contractual term of the grant and the average dividend yield is based on historical experience.

Share Units

The Company grants share units to certain non-employee directors under the Non-Employee Director Share Incentive Plan.  The following is a summary of the status of the Company’s share units as of March 31, 2012 and activity during the nine months then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share

Outstanding at June 30, 2011	58.4	$21.22
Granted	14.5	57.53
Dividend equivalents	0.7	52.79
Converted	—	—
Outstanding at March 31, 2012	73.6	28.69

Cash Units

Certain non-employee directors defer cash compensation in the form of cash payout share units, which are not subject to the Plans.  These share units are classified as liabilities and, as such, their fair value is adjusted to reflect the current market value of the Company’s Class A Common Stock.  The Company recorded $1.2 million and $2.3 million as compensation expense to reflect additional deferrals and the change in the market value for the three months ended March 31, 2012 and 2011, respectively.  The Company recorded $2.2 million and $4.0 million as compensation expense to reflect additional deferrals and the change in the market value for the nine months ended March 31, 2012 and 2011, respectively.

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

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three Months Ended March 31		Nine Months Ended March 31
(In millions, except per share data)	2012	2011	2012	2011
Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$130.4	$124.7	$805.7	$659.7

Denominator:
Weighted-average common shares outstanding — Basic	388.2	395.3	388.5	394.0
Effect of dilutive stock options	6.4	7.1	6.6	6.4
Effect of restricted stock units	1.4	1.7	1.7	1.8
Effect of market share unit	0.3	—	0.2	—
Weighted-average common shares outstanding — Diluted	396.3	404.1	397.0	402.2

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$0.34	$0.32	$2.07	$1.67
Diluted	0.33	0.31	2.03	1.64

As of March 31, 2012, outstanding options to purchase $0.1 million of Class A Common Stock were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.  As of March 31, 2011, outstanding stock options that were not included in the computation of diluted EPS because their inclusion would be anti-dilutive were de minimis.  As of March 31, 2012 and 2011, 1.0 million PSUs have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 9 — Stock-Based Compensation.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) and its components, net of tax, are as follows:

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2012	2011	2012	2011
Net earnings	$131.3	$125.1	$808.3	$660.6
Other comprehensive income (loss):
Net unrealized investment gain (loss)	0.2	0.2	0.1	0.3
Net derivative instruments gain (loss)	(8.8)	(7.2)	10.4	(15.1)
Amounts included in net periodic benefit cost, net	2.5	(0.7)	12.9	0.3
Translation adjustments	42.3	71.3	(90.8)	164.1

	36.2	63.6	(67.4)	149.6
Comprehensive income (loss)	167.5	188.7	740.9	810.2
Comprehensive (income) loss attributable to noncontrolling interests:
Net (earnings) loss	(0.9)	(0.4)	(2.6)	(0.9)
Translation adjustments	(0.9)	(1.4)	0.8	(2.6)
	(1.8)	(1.8)	(1.8)	(3.5)
Comprehensive income (loss) attributable to The Estée Lauder Companies Inc.	$165.7	$186.9	$739.1	$806.7

NOTE 12 — EQUITY

	Total Stockholders’ Equity — The Estée Lauder Companies Inc.
(In millions)	Common Stock	Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total	Non- controlling Interests	Total Equity

Balance — June 30, 2011	$5.5	$1,735.6	$4,113.7	$17.7	$(3,243.1)	$2,629.4	$17.6	$2,647.0
Net earnings (loss)	—	—	805.7	—	—	805.7	2.6	808.3
Common stock dividends — cash	—	—	(204.1)	—	—	(204.1)	—	(204.1)
Other comprehensive income (loss)	—	—	—	(66.6)	—	(66.6)	(0.8)	(67.4)
Acquisition of treasury stock	—	—	—	—	(512.5)	(512.5)	—	(512.5)
Stock-based compensation	—	217.4	—	—	(33.2)	184.2	—	184.2
Purchase of noncontrolling interest	—	(0.2)	—	—	—	(0.2)	0.2	—
Balance — March 31, 2012	$5.5	$1,952.8	$4,715.3	$(48.9)	$(3,788.8)	$2,835.9	$19.6	$2,855.5

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

During the nine months ended March 31, 2012, the Company purchased approximately 11,201,100 shares of its Class A Common Stock for $550.0 million.

NOTE 13 — STATEMENT OF CASH FLOWS

Supplemental cash flow information for the nine months ended March 31, 2012 and 2011 is as follows:

(In millions)	2012	2011

Cash:
Cash paid during the period for interest	$42.1	$40.0
Cash paid during the period for income taxes	$225.6	$161.4

Non-cash investing and financing activities:
Incremental tax benefit from the exercise of stock options	$(7.8)	$(15.0)
Capital lease obligations incurred	$2.9	$1.2
Interest rate swap derivative mark to market	$—	$8.7

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2012	2011	2012	2011
PRODUCT CATEGORY DATA
Net Sales:
Skin Care	$1,019.0	$933.4	$3,257.8	$2,820.3
Makeup	877.0	878.2	2,789.4	2,554.6
Fragrance	231.3	232.0	1,029.2	1,014.1
Hair Care	110.1	110.0	335.3	316.1
Other	10.8	12.8	50.1	46.5
	2,248.2	2,166.4	7,461.8	6,751.6
Returns associated with restructuring activities	—	(0.7)	0.6	(2.2)
Net Sales	$2,248.2	$2,165.7	$7,462.4	$6,749.4

Operating Income (Loss) before total charges associated with restructuring activities:
Skin Care	$156.3	$137.1	$692.2	$547.2
Makeup	90.2	128.3	458.3	423.4
Fragrance	(8.5)	(7.5)	113.0	115.7
Hair Care	7.4	(23.8)	25.0	(9.8)
Other	(5.1)	(1.5)	(11.0)	(4.3)
	240.3	232.6	1,277.5	1,072.2
Reconciliation:
Total charges associated with restructuring activities	(28.8)	(23.5)	(39.0)	(47.4)
Interest expense, net	(14.5)	(15.8)	(47.1)	(48.0)
Other income	—	—	10.5	—
Earnings before income taxes	$197.0	$193.3	$1,201.9	$976.8

GEOGRAPHIC DATA
Net Sales:
The Americas	$974.3	$928.9	$3,151.0	$2,914.1
Europe, the Middle East & Africa	823.6	794.7	2,728.1	2,468.9
Asia/Pacific	450.3	442.8	1,582.7	1,368.6
	2,248.2	2,166.4	7,461.8	6,751.6
Returns associated with restructuring activities	—	(0.7)	0.6	(2.2)
Net Sales	$2,248.2	$2,165.7	$7,462.4	$6,749.4

Operating Income (Loss):
The Americas	$86.2	$54.7	$347.8	$256.7
Europe, the Middle East & Africa	101.0	115.8	598.8	556.1
Asia/Pacific	53.1	62.1	330.9	259.4
	240.3	232.6	1,277.5	1,072.2
Total charges associated with restructuring activities	(28.8)	(23.5)	(39.0)	(47.4)
Operating Income	$211.5	$209.1	$1,238.5	$1,024.8

THE ESTÉE LAUDER COMPANIES INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories which are distributed in over 150 countries and territories.  The following table is a comparative summary of operating results for the three and nine months ended March 31, 2012 and 2011, and reflects the basis of presentation described in Note 1 of Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies for all periods presented.  Products and services that do not meet our definition of skin care, makeup, fragrance or hair care have been included in the “other” category.

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2012	2011	2012	2011
NET SALES
By Region:
The Americas	$974.3	$928.9	$3,151.0	$2,914.1
Europe, the Middle East & Africa	823.6	794.7	2,728.1	2,468.9
Asia/Pacific	450.3	442.8	1,582.7	1,368.6
	2,248.2	2,166.4	7,461.8	6,751.6
Returns associated with restructuring activities	—	(0.7)	0.6	(2.2)
Net Sales	$2,248.2	$2,165.7	$7,462.4	$6,749.4

By Product Category:
Skin Care	$1,019.0	$933.4	$3,257.8	$2,820.3
Makeup	877.0	878.2	2,789.4	2,554.6
Fragrance	231.3	232.0	1,029.2	1,014.1
Hair Care	110.1	110.0	335.3	316.1
Other	10.8	12.8	50.1	46.5
	2,248.2	2,166.4	7,461.8	6,751.6
Returns associated with restructuring activities	—	(0.7)	0.6	(2.2)
Net Sales	$2,248.2	$2,165.7	$7,462.4	$6,749.4

OPERATING INCOME (LOSS)
By Region:
The Americas	$86.2	$54.7	$347.8	$256.7
Europe, the Middle East & Africa	101.0	115.8	598.8	556.1
Asia/Pacific	53.1	62.1	330.9	259.4
	240.3	232.6	1,277.5	1,072.2
Total charges associated with restructuring activities	(28.8)	(23.5)	(39.0)	(47.4)
Operating Income	$211.5	$209.1	$1,238.5	$1,024.8

By Product Category:
Skin Care	$156.3	$137.1	$692.2	$547.2
Makeup	90.2	128.3	458.3	423.4
Fragrance	(8.5)	(7.5)	113.0	115.7
Hair Care	7.4	(23.8)	25.0	(9.8)
Other	(5.1)	(1.5)	(11.0)	(4.3)
	240.3	232.6	1,277.5	1,072.2
Total charges associated with restructuring activities	(28.8)	(23.5)	(39.0)	(47.4)
Operating Income	$211.5	$209.1	$1,238.5	$1,024.8

THE ESTÉE LAUDER COMPANIES INC.

The following table presents certain consolidated earnings data as a percentage of net sales:

	Three Months Ended March 31		Nine Months Ended March 31
	2012	2011	2012	2011

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	20.9	22.3	20.8	22.4
Gross profit	79.1	77.7	79.2	77.6
Operating expenses:
Selling, general and administrative	68.4	65.4	62.0	61.3
Restructuring and other charges	1.3	1.0	0.5	0.6
Goodwill impairment	—	1.4	—	0.4
Impairment of other intangible assets	—	0.3	0.1	0.1
Total operating expenses	69.7	68.1	62.6	62.4

Operating income	9.4	9.6	16.6	15.2
Interest expense, net	0.7	0.7	0.6	0.7
Other income	—	—	0.1	—

Earnings before income taxes	8.7	8.9	16.1	14.5
Provision for income taxes	2.9	3.1	5.3	4.7

Net earnings	5.8	5.8	10.8	9.8
Net earnings attributable to noncontrolling interests	—	—	—	—

Net earnings attributable to The Estée Lauder Companies Inc.	5.8%	5.8%	10.8%	9.8%

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

THE ESTÉE LAUDER COMPANIES INC.

As part of our strategy, we are continuing to shift our category mix towards higher margin categories with greater global growth potential.  Skin care, our most profitable product category, is a strategic priority for our innovation and investment spending, particularly in the Asia/Pacific region.  We also focused our attention on luxury consumers across all categories and have seen an improvement in the net sales of many of our higher-end prestige products, due to an improvement in the luxury retail environment.  We will also continue to build our makeup category through the introduction of new product offerings, continue expanding our hair care brands both in the salon and in other retail channels and focus our efforts to strengthen our fragrance business model.

We are strengthening our geographic presence by seeking share growth in large, image-building cities within core markets such as the United States, the United Kingdom, France, Italy and Japan.  In addition, we continue to prioritize efforts to expand our presence and accelerate share growth in emerging markets such as China, Russia, the Middle East, Eastern Europe and Brazil.  We continue to expand our digital presence, which has resulted in growth in net sales of our products sold over the Internet.  In North America, we continue to recognize the need to drive profitable growth in our traditional department store channel and see many benefits from the changes we have previously implemented and continue to reshape our organization to meet the needs of the changing retail landscape.  Internationally, we continue to take actions to grow profitability in European perfumeries and pharmacies and in department stores in Asia, while emphasizing our skin care and makeup initiatives to boost our travel retail business and continuing efforts to grow our online, specialty retailer and prestige salon businesses.  The travel retail business continues to be a source of sales growth and profitability.  Our business in this channel is benefiting from the implementation of programs we designed to enhance consumers’ “High-Touch” experiences and convert travelers into purchasers.  In addition, we see travel retail as another way to capture the attention of travelers from emerging markets, who either buy in the channel, in stores at their destinations or when they return to their homes.

While our overall business is performing well, we continue to see softening due to ongoing global economic uncertainties and volatility in financial markets, particularly in certain European countries, Japan and Australia.  Our business in some countries has experienced slower than anticipated net sales growth.  We believe we have been able to offset to some extent the impact of these events as a result of our strategy to mitigate weaknesses we find in certain areas with strengths in others.  However, if the degree of uncertainty or volatility worsens or is further prolonged, then we expect there to be a further negative effect on ongoing consumer confidence, demand and spending and, as a result, our business.  We will continue to monitor these and other risks that may affect our business.

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

THE ESTÉE LAUDER COMPANIES INC.

As part of SMI, we anticipate the continued migration of our operations to SAP-based technologies, with the majority of our locations being enabled through 2014.  As a result, we have experienced, and may continue to experience, fluctuations in our net sales and operating results resulting from accelerated orders from certain of our retailers to provide adequate safety stock to mitigate any potential short-term business interruption associated with the SAP rollout.  In particular, approximately $30 million of accelerated orders were recorded as net sales in the fiscal 2012 second quarter that likely would have occurred in the fiscal 2012 third quarter.  In addition, approximately $42 million of accelerated orders were recorded as net sales in the fiscal 2011 third quarter that would have occurred in the fiscal 2011 fourth quarter.  The impact on net sales and operating results by product category and geographic region is as follows:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
(In millions)	Net Sales	Operating Results	Net Sales	Operating Results
Product Category:
Skin Care	$16	$13	$16	$11
Makeup	9	6	17	13
Fragrance	2	2	6	4
Hair Care	3	2	2	2
Other	—	—	1	1
Total	$30	$23	$42	$31

Region:
The Americas	$2	$1	$—	$—
Europe, the Middle East & Africa	3	3	36	26
Asia/Pacific	25	19	6	5
Total	$30	$23	$42	$31

Combined, these actions created a difficult comparison between the fiscal 2012 third quarter and the fiscal 2011 third quarter of approximately $72 million in net sales and approximately $54 million in operating results and impacted our operating margin comparisons.  We believe the presentation of certain quarter and year-to-date comparative information in the following discussions that exclude the impact of the timing of these orders is useful in analyzing the net sales and operating results of our business.

Returns and Charges Associated with Restructuring Activities

In an effort to drive down costs and achieve synergies within our organization, in February 2009, we announced the implementation of a multi-faceted cost savings program (the “Program”) to position the company to achieve long-term profitable growth.  We anticipate the Program will result in related restructuring and other charges, inclusive of cumulative charges recorded to date and through the remainder of the Program, totaling between $350 million and $450 million before taxes.  While we will continue to seek cost savings opportunities, our current plans are to identify and approve specific initiatives under the Program through fiscal 2012 and execute those initiatives through fiscal 2013.  The total amount of charges (pre-tax) associated with the Program recorded, plus other initiatives approved through March 31, 2012, is approximately $343 million to $348 million, of which approximately $234 million to $236 million relates to restructuring charges, approximately $50 million of other costs to implement the initiatives, approximately $42 million to $45 million in sales returns and approximately $17 million in inventory write-offs.  The restructuring charges are comprised of approximately $173 million to $175 million of employee-related costs, approximately $39 million of other exit costs and contract terminations (substantially all of which have resulted in or will result in cash expenditures), and approximately $22 million in non-cash asset write-offs.  The total amount of cumulative charges (pre-tax) associated with the Program recorded from inception through March 31, 2012 was $278.4 million.

We expect that the implementation of this Program, combined with other on-going cost savings efforts, will result in savings of approximately $700 million to $750 million (Program inception through the end of fiscal 2012 is estimated to be approximately $700 million to $720 million) including the reduction of certain costs relative to an assumed normalized spending pattern.  Our long-range forecast for operating margin reflects these anticipated savings, net of strategic reinvestments.

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

Restructuring Charges

The following table presents restructuring charges related to the Program as follows:

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2012	2011	2012	2011

Employee-related costs	$19.1	$18.8	$23.4	$28.3
Asset write-offs	0.4	0.8	0.9	1.4
Contract terminations	7.1	0.2	8.4	2.0
Other exit costs	0.7	0.5	1.5	1.0
Total restructuring charges	$27.3	$20.3	$34.2	$32.7

The following table presents aggregate restructuring charges related to the Program:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Fiscal 2009	$60.9	$4.2	$3.4	$1.8	$70.3
Fiscal 2010	29.3	11.0	2.3	6.2	48.8
Fiscal 2011	34.6	2.4	3.0	1.1	41.1
Nine months ended March 31, 2012	23.4	0.9	8.4	1.5	34.2
Charges recorded through March 31, 2012	$148.2	$18.5	$17.1	$10.6	$194.4

THE ESTÉE LAUDER COMPANIES INC.

The following table presents accrued restructuring charges and the related activities under the Program:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Charges	$60.9	$4.2	$3.4	$1.8	$70.3
Cash payments	(7.5)	—	(0.5)	(1.6)	(9.6)
Non-cash write-offs	—	(4.2)	—	—	(4.2)
Translation adjustments	0.6	—	—	—	0.6
Other adjustments	(2.4)	—	—	—	(2.4)
Balance at June 30, 2009	51.6	—	2.9	0.2	54.7

Charges	29.3	11.0	2.3	6.2	48.8
Cash payments	(49.5)	—	(5.1)	(6.0)	(60.6)
Non-cash write-offs	—	(11.0)	—	—	(11.0)
Translation adjustments	(0.8)	—	—	—	(0.8)
Balance at June 30, 2010	30.6	—	0.1	0.4	31.1

Charges	34.6	2.4	3.0	1.1	41.1
Cash payments	(30.6)	—	(2.4)	(1.4)	(34.4)
Non-cash write-offs	—	(2.4)	—	—	(2.4)
Translation adjustments	1.2	—	(0.1)	0.1	1.2
Balance at June 30, 2011	35.8	—	0.6	0.2	36.6

Charges	23.4	0.9	8.4	1.5	34.2
Cash payments	(20.4)	—	(2.1)	(1.3)	(23.8)
Non-cash write-offs	—	(0.9)	—	—	(0.9)
Translation adjustments	(0.8)	—	—	0.1	(0.7)
Balance at March 31, 2012	$38.0	$—	$6.9	$0.5	$45.4

Accrued restructuring charges at March 31, 2012 are expected to result in cash expenditures funded from cash provided by operations of approximately $18 million, $17 million, $9 million and $1 million in fiscal 2012, 2013, 2014 and 2015, respectively.

Total Returns and Other Charges Associated with Restructuring Activities

The following table presents total charges associated with restructuring and other activities related to the Program:

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2012	2011	2012	2011

Sales returns (included in Net Sales)	$—	$0.7	$(0.6)	$2.2
Cost of sales	0.4	1.0	0.4	5.6
Restructuring charges	27.3	20.3	34.2	32.7
Other charges	1.1	1.5	5.0	6.9
Total returns and charges associated with restructuring activities	$28.8	$23.5	$39.0	$47.4

During the nine months ended March 31, 2012, we recorded adjustments to reflect revised estimates of sales returns associated with prior initiatives.  During the three and nine months ended March 31, 2012, we recorded a write-off of inventory of $0.4 million associated with the exit of unprofitable operations.  During the three months ended March 31, 2011, we recorded $0.7 million reflecting sales returns (less a related cost of sales of $0.3 million) and a write-off of inventory of $1.3 million associated with turnaround operations, primarily related to the reformulation of Ojon brand products.  During the nine months ended March 31, 2011, we recorded $2.2 million reflecting sales returns (less a related cost of sales of $0.8 million) and a write-off of inventory of $6.4 million associated with turnaround operations, primarily related to the reformulation of Ojon brand products.

THE ESTÉE LAUDER COMPANIES INC.

Other Intangible Asset Impairments

During the second quarter of fiscal 2012, the Ojon reporting unit identified a potential decline in its projected results of operations, primarily resulting from a softness in the direct response television channel, which caused us to review and revise Ojon’s long-term forecast.  We concluded that these changes in the business of the Ojon reporting unit triggered the need for an interim impairment test of its trademarks as of December 31, 2011.  These changes in circumstances were also an indicator that the carrying amount of the customer list may not be recoverable.  We performed an interim impairment test for the trademarks and a recoverability test for the customer list as of December 31, 2011.  For the trademarks, we concluded that the carrying value exceeded its estimated fair value, which was based on the use of a royalty rate to determine discounted projected future cash flows (“relief-from-royalty method”).  As a result, we recognized an impairment charge of $6.7 million.  This charge was reflected in the hair care product category in the Americas region.  We concluded that the carrying value of the customer list is recoverable.  The excess of the undiscounted cash flows associated with this customer list exceeded the carrying value by approximately 8%.  The key assumptions used in the determination of estimated future cash flows were predicated on the effect of marketing initiatives and new product launches, which have a material impact on these estimates.  If such plans do not materialize, or if there is a decline in the business environment, we could recognize an impairment charge in the future.  As of March 31, 2012, the carrying value of the customer list was $12.1 million.

As of our latest annual indefinite-lived asset impairment test on April 1, 2011, we determined that the trademarks related to the Darphin reporting unit had an estimated fair value exceeding its carrying value by approximately 13%.  As of March 31, 2012, the carrying value of the trademarks was $8.3 million.  The estimated fair value of the trademarks was based on the relief-from-royalty method.  The key assumptions that were used to determine the estimated fair value of the trademarks were predicated on new market initiatives including expanded international distribution.  If such plans do not materialize, if there is a delay in new market initiatives, or if there is a decline in the business environment, a resulting change in the key assumptions could have a negative impact on the estimated fair value of these trademarks and it is possible we could recognize an impairment charge in the future.

Third Quarter Fiscal 2012 as Compared with Third Quarter Fiscal 2011

NET SALES

Net sales increased 4%, or $82.5 million, to $2,248.2 million, primarily reflecting growth in our skin care product category within each geographic region.  As a result of the SAP rollout, approximately $30 million of accelerated orders were recorded as net sales in the fiscal 2012 second quarter that likely would have occurred in the fiscal 2012 third quarter.  In addition, approximately $42 million of accelerated orders were recorded as net sales in the fiscal 2011 third quarter that would have occurred in the fiscal 2011 fourth quarter.  Combined, these actions created a difficult comparison between the fiscal 2012 third quarter and the fiscal 2011 third quarter of approximately $72 million in net sales.  Excluding the impact of foreign currency translation, net sales increased 5%.  The following discussions of Net Sales by Product Categories and Geographic Regions exclude the impact of adjustments to increase the reserve for then-anticipated returns associated with restructuring activities of $0.7 million for the three months ended March 31, 2011.  We believe the following analysis of net sales better reflects the manner in which we conduct and view our business.

Product Categories

The overall change in net sales by product category was negatively impacted as a result of the timing of orders from certain of our retailers due to our implementation of SAP, as previously discussed, and is reflected within the following discussion as follows: skin care, approximately $32 million; makeup, approximately $26 million; fragrance, approximately $8 million; hair care, approximately $5 million.

Skin Care

Net sales of skin care products increased 9%, or $85.6 million, to $1,019.0 million, reflecting our strategic focus on growing this category.  The recent launches of Repairwear Uplifting Firming Cream, Moisture Surge Intense and Turnaround Overnight Radiance Moisturizer from Clinique, and Revitalizing Supreme Global Anti-Aging Creme and Idealist Even Skintone Illuminator from Estée Lauder contributed incremental sales of approximately $41 million, combined.  The relaunch of the reformulated Resilience Lift and Nutritious Vita-Mineral lines of products from Estée Lauder contributed incremental sales of approximately $49 million, combined.  Higher sales of various products from La Mer and Advanced Night Repair Synchronized Recovery Complex from Estée Lauder contributed approximately $27 million, combined, to the increase.  This growth was partially offset by approximately $42 million of lower sales from the existing lines of Resilience Lift Extreme products and Re-Nutriv products from Estée Lauder.  Excluding the impact of foreign currency translation, skin care net sales increased 10%.  Excluding the impact of the timing of orders, as previously discussed, reported net sales in skin care would have increased 13%.

THE ESTÉE LAUDER COMPANIES INC.

Makeup

Makeup net sales decreased less than 1%, or $1.2 million, to $877.0 million.  Combined net sales from our makeup artist brands increased approximately $23 million, primarily reflecting new product offerings.  The recent launches of Invisible Fluid Makeup from Estée Lauder and Quickliner For Eyes Intense from Clinique contributed approximately $16 million of incremental sales, combined.  Partially offsetting these increases were lower sales of Pure Color Lipstick, the Doublewear foundation line of products and Signature Blush from Estée Lauder, and Repairwear Anti-aging Makeup SPF 15 from Clinique of approximately $23 million, combined.  In the current-year period, we established a provision for anticipated returns of approximately $16 million as a result of repositioning certain products due to changes in regulations related to sunscreen products in the United States.  Excluding the impact of foreign currency translation, makeup net sales increased 1%.  Excluding the impact of the timing of orders, as previously discussed, reported net sales in makeup would have increased 3%.

Fragrance

Net sales of fragrance products decreased less than 1%, or $0.7 million, to $231.3 million.  The recent launches of pureDKNY Verbena and DKNY Golden Delicious contributed approximately $11 million of incremental sales, combined.  These launches were offset by lower sales from certain Estée Lauder fragrances, DKNY Be Delicious, Tommy Hilfiger Loud for Her and Michael Kors Very Hollywood of approximately $12 million, combined.  We continue to expect challenges in this category due to competitive dynamics and global economic uncertainties.  Excluding the impact of foreign currency translation, fragrance net sales increased 2%.  Excluding the impact of the timing of orders, as previously discussed, reported net sales in fragrance would have increased 3%.

Hair Care

Hair care net sales increased less than 1%, or $0.1 million, to $110.1 million, reflecting an increase in sales generated from expanded global distribution.  The category also benefited from new launches including the Invati line of products from Aveda.  Partially offsetting these increases were a decline in Bumble and bumble sales primarily due to the anniversary of the rollout of its expanded retail and salon distribution in the prior-year period and lower net sales of Ojon brand products due, in part, to softness of our business in the direct response television channel.  Excluding the impact of foreign currency translation, hair care net sales increased 1%.  Excluding the impact of the timing of orders, as previously discussed, reported net sales in hair care would have increased 5%.

Geographic Regions

The overall change in net sales in each geographic region was negatively impacted as a result of the timing of orders from certain of our retailers due to our implementation of SAP, as previously discussed, and is reflected within the following discussion as follows: Americas, approximately $2 million; Europe, the Middle East & Africa, approximately $39 million; Asia/Pacific, approximately $31 million.

Net sales in the Americas increased 5%, or $45.4 million, to $974.3 million.  The increase during the current-year period was primarily attributable to growth in the United States of approximately $53 million, primarily due to new product offerings from our heritage and makeup artist brands, as well as an increase in sales of our higher-end prestige skin care products.  These increases reflect, in part, our ongoing efforts to work with retailers in the U.S. department store channel on strengthening the “High-Touch” concepts used to help market our products.  Partially offsetting these increases was a provision established in the current-year period for anticipated returns of approximately $16 million as a result of repositioning certain products due to changes in regulations related to sunscreen products in the United States.  Net sales in Latin America increased approximately $4 million, reflecting growth in emerging markets such as Brazil.  Net sales in Canada increased approximately $4 million, primarily reflecting increased sales from our heritage brands.  The impact of foreign currency translation on net sales in the Americas was de minimis.

THE ESTÉE LAUDER COMPANIES INC.

In Europe, the Middle East & Africa, net sales increased 4%, or $28.9 million, to $823.6 million, reflecting our strategy to strengthen our geographic presence and continue to succeed in the travel retail channel.  While we believe we are outpacing our competitors, due to the economic uncertainties in Europe, our business in some countries has experienced slower than anticipated net sales growth.  Accordingly, we remain cautious in the near term.  Net sales increases of approximately $54 million were driven by our travel retail business and the Middle East.  This was primarily attributable to an increase in sales of our prestige skin care products, as well as higher combined sales from our makeup artist brands.  The net sales improvement in our travel retail business also reflected an increase in global airline passenger traffic, new points of distribution and benefits of programs designed to enhance consumers’ “High-Touch” experiences and convert travelers into purchasers.  These increases were partially offset by lower net sales in the United Kingdom, Germany and France of approximately $26 million, combined.  The change in the United Kingdom and Germany resulted from the timing of orders due to our implementation of SAP, as previously discussed.  Excluding the impact of foreign currency translation, net sales in Europe, the Middle East & Africa increased 6%.  Excluding the impact of the timing of orders, as previously discussed, reported net sales in Europe, the Middle East & Africa would have increased 9%.

Net sales in Asia/Pacific increased 2%, or $7.5 million, to $450.3 million.  Net sales in China and Hong Kong increased approximately $31 million, primarily reflecting strong sales of skin care and makeup products.  These increases were partially offset by lower net sales in Korea, Singapore and Australia of approximately $22 million, combined, primarily reflecting the timing of orders due to our implementation of SAP as previously discussed, as well as challenging retail environments for our products.  Despite the positive results in China, we remain cautious of macroeconomic factors that could slow the growth trend of the Chinese economy.  Excluding the impact of foreign currency translation, net sales in Asia/Pacific decreased less than 1%.  Excluding the impact of the timing of orders, as previously discussed, reported net sales in Asia/Pacific would have increased 9%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales decreased to 20.9% as compared with 22.3% in the prior-year period.  This improvement primarily reflected strategic changes in the mix of our business and pricing of approximately 140 basis points, favorable manufacturing variances of approximately 10 basis points and the favorable effect of exchange rates of approximately 10 basis points.  These improvements were partially offset by an increase in obsolescence charges of approximately 20 basis points which includes the provision for anticipated returns and inventory write-offs of approximately $4 million as a result of repositioning certain products due to changes in regulations related to sunscreen products in the United States.

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

OPERATING EXPENSES

Operating expenses as a percentage of net sales increased to 69.7% as compared with 68.1% in the prior-year period and reflects the negative impact on our net sales from the timing of orders due to our implementation of SAP, as previously discussed.  The overall reported change reflected increased spending in advertising, merchandising and sampling costs in line with our strategy of approximately 220 basis points, an increase in selling and shipping costs of 80 basis points, higher charges associated with restructuring activities of approximately 30 basis points, higher costs related to stock-based compensation of approximately 20 basis points and an increase in general and administrative costs of approximately 10 basis points, in part due to the timing of certain SMI project costs.  Partially offsetting these changes was the impact of intangible asset impairments recorded in the prior-year period of approximately 170 basis points and a favorable change in foreign exchange transactions of approximately 30 basis points.  Included within these overall comparisons was the unfavorable impact of the timing of orders due to our SAP implementation of approximately 220 basis points.

Changes in advertising, merchandising and sampling spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.  We anticipate higher investment spending on global advertising, merchandising and sampling to support major launches and existing franchises for the remainder of fiscal 2012.

THE ESTÉE LAUDER COMPANIES INC.

OPERATING RESULTS

Operating income increased 1%, or $2.4 million, to $211.5 million.  Operating margin decreased to 9.4% of net sales as compared with 9.6% in the prior-year period, reflecting the increase in our operating expense margin, partially offset by our higher gross margin, as previously discussed.  The overall operating results were negatively impacted by approximately $54 million related to the timing of orders from certain of our retailers, as previously discussed.  In addition, in the current-year period we established a provision for anticipated returns and wrote off inventory of approximately $17 million, combined, as a result of repositioning certain products due to changes in regulations related to sunscreen products in the United States.  The following discussions of Operating Results by Product Categories and Geographic Regions exclude the impact of total returns and charges associated with restructuring activities of $28.8 million, or 1% of net sales, for the three months ended March 31, 2012 and $23.5 million, or 1% of net sales, for the three months ended March 31, 2011.  We believe the following analysis of operating results better reflects the manner in which we conduct and view our business.

Product Categories

The overall change in operating results by product category was negatively impacted as a result of the timing of orders from certain of our retailers due to our implementation of SAP, as previously discussed, and is reflected within the following discussion as follows: skin care, approximately $24 million; makeup, approximately $19 million; fragrance, approximately $6 million; hair care, approximately $4 million.

Skin care operating income increased 14%, or $19.2 million, to $156.3 million, primarily reflecting improved results from higher-margin product launches from certain of our heritage brands, as well as increased results from higher-end prestige skin care products.  These improvements were partially offset by an increase in investment spending to support our heritage brands.  Makeup operating income decreased 30%, or $38.1 million, to $90.2 million, primarily reflecting the current-year period provision for anticipated returns and the write-off of inventory of approximately $17 million, combined, as a result of repositioning certain products due to changes in regulations related to sunscreen products in the United States, as well as an increase in investment spending to support our makeup artist brands and certain of our heritage brands.  Fragrance operating loss increased 13%, or $1.0 million, to $8.5 million, primarily reflecting lower results from certain Estée Lauder fragrances, partially offset by improved results from our designer fragrances.  Hair care operating results increased over 100%, or $31.2 million, to $7.4 million, primarily reflecting a favorable comparison to the prior-year period when we recorded impairment charges of approximately $33 million, as previously discussed.  Excluding the impact of the timing of orders, as previously discussed, skin care, makeup, fragrance and hair care operating results would have increased (decreased) 35%, (16%), 43% and over 100%, respectively.

Geographic Regions

The overall change in operating results by geographic region was negatively impacted as a result of the timing of orders from certain of our retailers due to our implementation of SAP, as previously discussed, and is reflected within the following discussion as follows: Americas, approximately $1 million; Europe, the Middle East & Africa, approximately $29 million; Asia/Pacific, approximately $24 million.

Operating income in the Americas increased 58%, or $31.5 million, to $86.2 million, primarily reflecting improved results from our heritage and makeup artist brands driven by improved category mix, partially offset by the timing and level of strategic investment spending in the current-year period.  These improvements also reflect the favorable comparison to the prior-year period when we recorded impairment charges of approximately $36 million, as previously discussed.  In the current-year period, we established a provision for anticipated returns and wrote off inventory of approximately $17 million, combined, as a result of repositioning certain products due to changes in regulations related to sunscreen products in the United States.  Excluding the impact of the timing of orders, as previously discussed, operating income in the Americas would have increased 60%.

In Europe, the Middle East & Africa, operating income decreased 13%, or $14.8 million, to $101.0 million.  Lower results in the United Kingdom, France and Germany totaled approximately $29 million, combined.  The changes in the United Kingdom and Germany reflected the timing of orders due to our implementation of SAP as previously discussed.  Partially offsetting these lower results were higher results from our travel retail business and Russia of approximately $18 million, combined.  The improvements in our travel retail business primarily resulted from the growth in net sales, as previously discussed, and the higher results in Russia were primarily due to a delay in advertising and promotional spending as a result of challenges with a certain customer.  Excluding the impact of the timing of orders, as previously discussed, operating income in Europe, the Middle East & Africa would have increased 15%.

THE ESTÉE LAUDER COMPANIES INC.

In Asia/Pacific, operating income decreased 14%, or $9.0 million, to $53.1 million.  Lower results in Korea, Singapore, Malaysia and New Zealand totaled approximately $17 million, combined, primarily reflecting the timing of orders due to our implementation of SAP, as previously discussed.  Partially offsetting these lower results were higher results from Hong Kong, Japan and China of approximately $10 million, combined.  Excluding the impact of the timing of orders, as previously discussed, operating income in Asia/Pacific would have increased 26%.

INTEREST EXPENSE, NET

Net interest expense was $14.5 million as compared with $15.8 million in the prior-year period.  Interest expense decreased due to the replacement of our 6.00% Senior Notes in January 2012 with commercial paper.

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

The effective income tax rate was 33.4% and 35.3% for the three months ended March 31, 2012 and 2011, respectively.  The decrease in the effective income tax rate of 190 basis points was principally due to a lower tax rate on our foreign operations.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

Net earnings attributable to The Estée Lauder Companies Inc. as compared with the prior-year period increased 5%, or $5.7 million, to $130.4 million and diluted net earnings per common share, increased 7% from $.31 to $.33.

Nine Months Fiscal 2012 as Compared with Nine Months Fiscal 2011

NET SALES

Net sales increased 11%, or $713.0 million, to $7,462.4 million, primarily reflecting growth in all of our major product categories within each geographic region.  As a result of the SAP rollout, as previously discussed, approximately $42 million of accelerated orders were recorded as net sales in the fiscal 2011 third quarter that would have occurred in the fiscal 2011 fourth quarter, which created a difficult comparison to the prior-year period.  Excluding the impact of foreign currency translation, net sales increased 9%.  The following discussions of Net Sales by Product Categories and Geographic Regions exclude the impact of adjustments to decrease (increase) the reserve for anticipated returns associated with restructuring activities of $0.6 million and $(2.2) million for the nine months ended March 31, 2012 and 2011, respectively.  We believe the following analysis of net sales better reflects the manner in which we conduct and view our business.

Product Categories

The overall change in net sales by product category was negatively impacted as a result of the timing of orders from certain of our retailers due to our implementation of SAP, as previously discussed, and is reflected within the following discussion as follows: skin care, approximately $16 million; makeup, approximately $17 million; fragrance, approximately $6 million; hair care, approximately $2 million.

THE ESTÉE LAUDER COMPANIES INC.

Skin Care

Net sales of skin care products increased 16%, or $437.5 million, to $3,257.8 million, primarily reflecting the continued success of our strategic focus on growing this category.  The recent launches of Idealist Even Skintone Illuminator, Idealist Cooling Eye Illuminator and Re-Nutriv Repleneshing Comfort Crème from Estée Lauder, Turnaround Overnight Radiance Moisturizer from Clinique and the Plantscription line of products from Origins contributed incremental sales of approximately $134 million, combined.  The relaunch of the reformulated Resilience Lift and Nutritious Vita-Mineral lines of products from Estée Lauder contributed incremental sales of approximately $152 million, combined.  Higher sales of various products from La Mer and Advanced Night Repair Synchronized Recovery Complex from Estée Lauder contributed approximately $97 million, combined, to the increase.  This growth was partially offset by approximately $32 million of lower sales from the existing line of Nutritious Vita-Mineral products from Estée Lauder and Cyber White EX from Clinique.  Excluding the impact of foreign currency translation, skin care net sales increased 14%.

Makeup

Makeup net sales increased 9%, or $234.8 million, to $2,789.4 million, primarily reflecting an increase in net sales from our makeup artist brands of approximately $176 million, combined.  The recent launches of Repairwear Laser Focus All-Smooth Makeup and Lid Smoothie Antioxidant 8-Hour Eye Colour from Clinique and Doublewear Stay-In-Place Makeup SPF 10 from Estée Lauder contributed approximately $73 million, combined, to the increase.  Higher sales of Even Better Makeup from Clinique and Pure Color Eyeshadow from Estée Lauder contributed approximately $27 million to the increase.  This growth was partially offset by lower sales of the Pure Color line of lip products and Doublewear Powder Foundation from Estée Lauder of approximately $26 million, combined.  In the current-year period, we established a provision for anticipated returns of approximately $16 million as a result of repositioning certain products due to changes in regulations related to sunscreen products in the United States.  Excluding the impact of foreign currency translation, makeup net sales increased 8%.

Fragrance

Net sales of fragrance products increased 1%, or $15.1 million, to $1,029.2 million.  Incremental sales from the recent launches of Estée Lauder Sensuous Nude and DKNY Golden Delicious contributed approximately $54 million, combined, to the category.  Higher sales from Jo Malone and Tom Ford fragrances contributed approximately $30 million to the increase.  Partially offsetting these increases were approximately $64 million, combined, of lower sales of DKNY Be Delicious, Estée Lauder Sensuous, pureDKNY and Estée Lauder Pleasures Bloom.  We continue to expect challenges in this category due to competitive dynamics and global economic uncertainties.  Excluding the impact of foreign currency translation, fragrance net sales increased 1%.

Hair Care

Hair care net sales increased 6%, or $19.2 million, to $335.3 million, reflecting an increase in sales generated from expanded global distribution and new product launches.  The category also benefited from new launches including the Invati line of products from Aveda and Concen-Straight from Bumble and bumble.  Partially offsetting these increases were lower net sales of Ojon brand products due, in part, to softness in our business in the direct response television channel.  The impact of foreign currency translation on hair care net sales was de minimis.

Geographic Regions

The overall change in net sales by geographic region was negatively impacted as a result of the timing of orders from certain of our retailers due to our implementation of SAP, as previously discussed, and is reflected within the following discussion as follows: Europe, the Middle East & Africa, approximately $36 million; Asia/Pacific, approximately $6 million.

Net sales in the Americas increased 8%, or $236.9 million, to $3,151.0 million.  The increase during the current-year period was primarily attributable to growth in the United States of approximately $214 million, primarily due to new product offerings from our heritage and makeup artist brands, as well as an increase in sales of our higher-end prestige skin care products.  These increases reflect, in part, our ongoing efforts to work with retailers in the U.S. department store channel on strengthening the “High-Touch” concepts used to help market our products.  Partially offsetting these increases was a provision established in the current-year period for anticipated returns of approximately $16 million as a result of repositioning certain products due to changes in regulations related to sunscreen products in the United States.  Net sales in Latin America increased approximately $24 million, reflecting growth in emerging markets such as Brazil.  Net sales in Canada increased approximately $15 million, primarily reflecting increased sales from our heritage brands.  The impact of foreign currency translation on net sales in the Americas was de minimis.

THE ESTÉE LAUDER COMPANIES INC.

In Europe, the Middle East & Africa, net sales increased 10%, or $259.2 million, to $2,728.1 million, reflecting strong growth in our travel retail business and from most countries in the region and in each major product category.  This reflects our strategy to strengthen our geographic presence and continue to succeed in the travel retail channel.  While we believe we are outpacing our competitors, due to the economic uncertainties in Europe, our business in some countries has experienced slower than anticipated net sales growth.  Accordingly, we remain cautious in the near term.  Net sales increases of approximately $217 million were driven by our travel retail business, the Middle East, Italy, the United Kingdom and Germany.  This was primarily attributable to successful launches of skin care and makeup products from certain of our heritage brands, as well as higher combined sales from our makeup artist brands.  The net sales improvement in our travel retail business also reflected an increase in global airline passenger traffic, new points of distribution and benefits of programs designed to enhance consumers’ “High-Touch” experiences and convert travelers into purchasers.  These increases were partially offset by lower net sales in Russia of approximately $11 million, primarily reflecting destocking associated with ongoing challenges with a certain customer.  Excluding the impact of foreign currency translation, net sales in Europe, the Middle East & Africa increased 10%.

Net sales in Asia/Pacific increased 16%, or $214.1 million, to $1,582.7 million, reflecting growth in each major product category and from virtually all countries in the region, several of which had a significant favorable impact of foreign currency translation.  Net sales of approximately $163 million were driven by China, Hong Kong and Korea, combined, primarily reflecting strong sales of skin care and makeup products.  While we gained share in the prestige business in China, we are cautious of macroeconomic factors that could slow the growth trend of the Chinese economy.  Our businesses in Japan and Australia continued to be challenged due to difficult economic conditions, but we reported net sales gains of approximately $25 million, combined, which were generated predominantly from the strengthening of the respective currencies.  Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 11%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales decreased to 20.8% as compared with 22.4% in the prior-year period.  This improvement primarily reflected strategic changes in the mix of our business and pricing of approximately 130 basis points, the favorable effect of exchange rates of approximately 20 basis points, favorable manufacturing variances of approximately 20 basis points and lower charges associated with restructuring activities of approximately 10 basis points.  These improvements were partially offset by an increase in obsolescence charges of approximately 20 basis points.

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

OPERATING EXPENSES

Operating expenses as a percentage of net sales increased to 62.6% as compared with 62.4% in the prior-year period and reflects the negative impact on our net sales from the timing of orders due to our implementation of SAP, as previously discussed.  The overall reported change reflected increased spending in advertising, merchandising and sampling costs in line with our strategy of approximately 100 basis points and higher costs related to stock-based compensation of approximately 30 basis points.  Partially offsetting these changes were lower charges associated with intangible asset impairments of approximately 40 basis points, lower selling and shipping costs of approximately 30 basis points, a decrease in general and administrative costs of approximately 30 basis points due to various cost containment efforts implemented as part of the Program and a strategically focused approach to spending and lower charges associated with restructuring activities of approximately 10 basis points.  Included within these overall comparisons was the unfavorable impact of the timing of orders due to our SAP implementation of approximately 40 basis points.

THE ESTÉE LAUDER COMPANIES INC.

Changes in advertising, merchandising and sampling spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.  We anticipate higher investment spending on global advertising, merchandising and sampling to support major launches and existing franchises for the remainder of fiscal 2012.

OPERATING RESULTS

Operating income increased 21%, or $213.7 million, to $1,238.5 million.  Operating margin improved to 16.6% of net sales as compared with 15.2% in the prior-year period, reflecting our higher gross margin partially offset by the increase in our operating expense margin, as previously discussed.  The overall operating results were negatively impacted by approximately $31 million related to the timing of orders in the prior-year period from certain of our retailers, as previously discussed.  In addition, in the current-year period we established a provision for anticipated returns and wrote off inventory of approximately $17 million, combined, as a result of repositioning certain products due to changes in regulations related to sunscreen products in the United States.  The following discussions of Operating Results by Product Categories and Geographic Regions exclude the impact of total returns and charges associated with restructuring activities of $39.0 million, or less than 1% of net sales, for the nine months ended March 31, 2012 and $47.4 million, or 1% of net sales, for the nine months ended March 31, 2011.  We believe the following analysis of operating results better reflects the manner in which we conduct and view our business.

Product Categories

The overall change in operating results by product category was negatively impacted as a result of the timing of orders from certain of our retailers due to our implementation of SAP, as previously discussed, and is reflected within the following discussion as follows: skin care, approximately $11 million; makeup, approximately $13 million; fragrance, approximately $4 million; hair care, approximately $2 million.

Skin care operating income increased 26%, or $145.0 million, to $692.2 million, primarily reflecting improved results from higher-margin product launches from certain of our heritage brands, as well as increased results from higher-end prestige skin care products.  Makeup operating income increased 8%, or $34.9 million, to $458.3 million, primarily reflecting improved results from our makeup artist brands.  These results include a provision for anticipated returns and the write-off of inventory of approximately $17 million, combined, as a result of repositioning certain products due to changes in regulations related to sunscreen products in the United States.  Fragrance operating results decreased 2%, or $2.7 million, to $113.0 million, primarily reflecting higher spending in support of recent launches of designer fragrances.  Hair care operating results increased over 100%, or $34.8 million, to $25.0 million, primarily reflecting a favorable comparison to the prior-year period which was impacted by higher impairment charges of $29 million, as previously discussed.

Geographic Regions

The overall change in operating results by geographic region was negatively impacted as a result of the timing of orders from certain of our retailers due to our implementation of SAP, as previously discussed, and is reflected within the following discussion as follows: Europe, the Middle East & Africa, approximately $26 million; Asia/Pacific, approximately $5 million.

Operating income in the Americas increased 35%, or $91.1 million, to $347.8 million, primarily reflecting improved results from our heritage and makeup artist brands driven by improved category mix, partially offset by the timing and level of strategic investment spending in the current-year period.  These improvements also reflect the favorable comparison to the prior-year period which was impacted by higher impairment charges of $29 million, as previously discussed.  These improvements were partially offset by a provision for anticipated returns and the write-off of inventory of approximately $17 million, combined, as a result of repositioning certain products due to changes in regulations related to sunscreen products in the United States.

THE ESTÉE LAUDER COMPANIES INC.

In Europe, the Middle East & Africa, operating income increased 8%, or $42.7 million, to $598.8 million.  Higher results from our travel retail business and the Middle East totaled approximately $76 million, combined.  Partially offsetting these improvements were lower results in Russia, France and the United Kingdom of approximately $33 million, combined.  The lower results in Russia primarily reflected strategic investment spending to support this emerging market, coupled with a decrease in sales as a result of destocking associated with ongoing challenges with a certain customer.  Excluding the impact of the timing of orders, as previously discussed, operating income in Europe, the Middle East & Africa increased 13%.

In Asia/Pacific, operating income increased 28%, or $71.5 million, to $330.9 million.  Most countries in the region reported higher operating results, led by approximately $58 million in Hong Kong, China, Korea and Japan, combined.

INTEREST EXPENSE, NET

Net interest expense was $47.1 million as compared with $48.0 million in the prior-year period.  Interest expense decreased due to the replacement of our 6.00% Senior Notes in January 2012 with commercial paper, partially offset by a reduction in the prior-year period benefit on our terminated interest rate swap.

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

The effective income tax rate was 32.7% and 32.4% for the nine months ended March 31, 2012 and 2011, respectively.  The increase in the effective income tax rate was principally due to favorable income tax reserve adjustments booked in the prior-year period, including a tax and interest benefit of $11 million, net of tax, attributable to concluding the examination by the IRS of fiscal 2006 through 2008.  The increase was partially offset by a lower effective tax rate on the Company’s foreign operations.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

Net earnings attributable to The Estée Lauder Companies Inc. as compared with the prior-year period increased 22%, or $146.0 million, to $805.7 million and diluted net earnings per common share increased 24% from $1.64 to $2.03.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad.  At March 31, 2012, we had cash and cash equivalents of $1,192.8 million compared with $1,253.0 million at June 30, 2011.  Our cash and cash equivalents are maintained at a number of financial institutions.  As of March 31, 2012, approximately 22% of the total balance was insured by governmental agencies.  To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength and perform ongoing evaluations of these institutions to limit our concentration risk exposure.

THE ESTÉE LAUDER COMPANIES INC.

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

Based on past performance and current expectations, we believe that cash on hand, cash generated from operations, available credit lines and access to credit markets will be adequate to support currently planned business operations, information systems enhancements, capital expenditures, potential stock repurchases, commitments and other contractual obligations on both a near-term and long-term basis.  Our cash and cash equivalents balance at March 31, 2012 includes cash in offshore jurisdictions associated with our permanent reinvestment strategy.  We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic debt or working capital obligations.  If these indefinitely reinvested earnings were repatriated into the United States as dividends, we would be subject to additional taxes.

The effects of inflation have not been significant to our overall operating results in recent years.  Generally, we have been able to introduce new products at higher prices, increase prices and implement other operating efficiencies to sufficiently offset cost increases, which have been moderate.

Credit Ratings

Changes in our credit ratings will likely result in changes in our borrowing costs.  Our credit ratings also impact the cost of our revolving credit facility as discussed below.  Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing.  A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating.  As of April 25, 2012, our commercial paper is rated A-1 by Standard & Poor’s and P-1 by Moody’s and our long-term debt is rated A with a stable outlook by Standard & Poor’s and A2 with a stable outlook by Moody’s.

Debt

At March 31, 2012, our outstanding borrowings were as follows:

	Long-term Debt	Current Debt	Total Debt
	(In millions)

6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (1), (5)	$296.4	$—	$296.4
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”) (2)	197.7	—	197.7
5.55% Senior Notes, due May 15, 2017 (“2017 Senior Notes”) (3), (5)	336.5	—	336.5
7.75% Senior Notes, due November 1, 2013 (“2013 Senior Notes”) (4), (5)	230.1	—	230.1
Commercial paper maturing through April 18, 2012 (0.16% average interest rate)	—	120.0	120.0
Other borrowings	5.2	24.0	29.2
	$1,065.9	$144.0	$1,209.9

(1)	Consists of $300.0 million principal and unamortized debt discount of $3.6 million.
(2)	Consists of $200.0 million principal and unamortized debt discount of $2.3 million.
(3)	Consists of $300.0 million principal, unamortized debt discount of $0.3 million and a $36.8 million adjustment to reflect the termination value of interest rate swaps.
(4)	Consists of $230.1 million principal.
(5)	As of March 31, 2012, we were in compliance with all restrictive covenants, including limitations on indebtedness and liens, and expect continued compliance.

We have a $750.0 million commercial paper program under which we may issue commercial paper in the United States.  At March 31, 2012, we had $120.0 million of commercial paper outstanding, which we may refinance on a periodic basis as it matures at then-prevailing market interest rates.  At April 25, 2012, we had $30.0 million of commercial paper outstanding.  We also have $166.1 million in additional uncommitted credit facilities, of which $11.7 million was used as of March 31, 2012.  We do not anticipate difficulties in securing this form of working capital financing.

THE ESTÉE LAUDER COMPANIES INC.

In July 2011, we replaced our undrawn $750.0 million senior unsecured revolving credit facility that was set to expire on April 26, 2012, with a new $1.0 billion senior unsecured revolving credit facility that expires on July 14, 2015 (the “Facility”).  The Facility may be used to provide credit support for our commercial paper program and for general corporate purposes.  Up to the equivalent of $250 million of the Facility is available for multi-currency loans.  The interest rate on borrowings under the Facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or ½% plus the Federal funds rate.  We incurred costs of approximately $1 million to establish the Facility which are being amortized over the term of the Facility.  The Facility has an annual fee of $0.7 million, payable quarterly, based on our current credit ratings.  The Facility also contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $100.0 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under this facility.  At March 31, 2012, no borrowings were outstanding under this agreement.

We have a fixed rate promissory note agreement with a financial institution pursuant to which we may borrow up to $150.0 million in the form of loan participation notes through one of our subsidiaries in Europe.  The interest rate on borrowings under this agreement is at an all-in fixed rate determined by the lender and agreed to by us at the date of each borrowing.  At March 31, 2012, no borrowings were outstanding under this agreement.  Debt issuance costs incurred related to this agreement were de minimis.

We have an overdraft borrowing agreement with a financial institution pursuant to which our subsidiary in Turkey may be credited to satisfy outstanding negative daily balances arising from its business operations.  The total balance outstanding at any time shall not exceed 40.0 million Turkish lira ($22.2 million at the exchange rate at March 31, 2012).  The interest rate applicable to each such credit shall be up to a maximum of 175 basis points per annum above the spot rate charged by the lender or the lender’s floating call rate agreed to by us at each borrowing.  There were no debt issuance costs incurred related to this agreement.  The outstanding balance at March 31, 2012 was 21.0 million Turkish lira ($11.7 million at the exchange rate at March 31, 2012) and is classified as short-term debt in our consolidated balance sheet.

We had a 1.5 billion Japanese yen ($18.1 million at the exchange rate at March 31, 2012) revolving credit facility that expired on March 31, 2012.  The interest rate on borrowings under this credit facility was based on TIBOR (Tokyo Interbank Offered Rate) plus .75% and the facility fee incurred on the undrawn balance was 25 basis points.  We did not renew this facility.

Total debt as a percent of total capitalization (excluding noncontrolling interests) was 30% at March 31, 2012 and 32% at June 30, 2011.

Cash Flows

Net cash provided by operating activities was $869.7 million during the nine months ended March 31, 2012 as compared with $727.6 million in the prior-year period.  Cash flows from operating activities increased as compared with the prior-year period, primarily reflecting the increase in net earnings, favorable changes in levels of accounts payable due to the timing of payments and a decrease in the levels of inventory.  The changes in accounts receivable primarily reflected a favorable comparison to the prior-year period as a result of the timing of orders in the fiscal 2011 third quarter due to our implementation of SAP, as previously discussed.  These improvements were partially offset by the change in other liabilities, primarily due to the timing of payments and costs related to advertising, merchandising and sampling and employee compensation.  Also offsetting the increase in cash flows from operations were changes in other assets, primarily related to a cash payment related to a legal proceeding (see Note 8 of Notes to Consolidated Financial Statements — Contingencies for discussion) and payments made to former tenants to acquire the rights under commercial property leases, partially offset by favorable changes in prepaid expenses and other current assets.

Net cash used for investing activities was $279.5 million during the nine months ended March 31, 2012 as compared with $479.8 million in the prior-year period.  The decrease in investing cash outflows primarily reflected a favorable comparison with the fiscal 2011 first quarter acquisition of Smashbox Cosmetics and was partially offset by an increase in capital expenditure activity in the current-year period primarily related to counters and leasehold improvements.  We plan on continuing to invest in the significant modernization of our global information systems, which includes SMI as well as other initiatives.

THE ESTÉE LAUDER COMPANIES INC.

Net cash used for financing activities was $640.7 million during the nine months ended March 31, 2012 as compared with $288.8 million in the prior-year period.  The change in net cash used for financing activities primarily reflected an increase in treasury stock purchases, lower net proceeds from employee stock transactions and an increase in the payment of dividends during the current-year period as a result of an increase in the annual dividend rate.  The repayment of the 2012 Senior Notes during the current-year period was offset by proceeds from the issuance of short-term commercial paper.

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

Pension and Post-retirement Plan Funding

We disclosed in our consolidated financial statements for the fiscal year ended June 30, 2011 that we did not expect to make cash contributions to our U.S. pension plans or our post-retirement benefit plans, and intended to make $16 million of cash contributions to our international defined benefit plans during the fiscal year ending June 30, 2012.  We continue to evaluate funding opportunities for the U.S. trust based, noncontributory qualified defined benefit pension plan and accordingly we made a discretionary contribution of $25.0 million during the fiscal 2012 third quarter.  We may decide to make additional discretionary contributions to these plans during the remainder of fiscal 2012.  The expected contributions to the international defined benefit pension plans increased to approximately $29 million for the fiscal year ending June 30, 2012, primarily due to an updated funding strategy for a particular plan.

Commitments, Contingencies and Contractual Obligations

Since June 30, 2011, we made additional commitments pursuant to leases for certain retail stores and a certain computer software maintenance contract, which will result in an increase to our contractual obligations previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 for periods beyond fiscal 2012.  Operating lease commitments and unconditional purchase obligations, combined, are expected to increase by approximately $13 million, $14 million, $13 million, $7 million, and $51 million in fiscal 2013, 2014, 2015, 2016 and thereafter, respectively.  There have been no other significant changes to our commitments, contingencies and contractual obligations since June 30, 2011.

Derivative Financial Instruments and Hedging Activities

There have been no significant changes to our derivative financial instruments and hedging activities as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Foreign Exchange Risk Management

We enter into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with our identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that we receive from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as foreign currency cash-flow hedges and have varying maturities through the end of December 2013.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  The ineffective portion of foreign currency forward contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income (loss) are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in accumulated other comprehensive income (loss) are reclassified to current-period earnings.  As of March 31, 2012, these foreign currency cash-flow hedges were highly effective in all material respects.

At March 31, 2012, we had foreign currency forward contracts in the amount of $1,770.5 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the British pound ($350.9 million), Swiss franc ($324.8 million), Euro ($217.4 million), Canadian dollar ($196.9 million), Australian dollar ($122.5 million), South Korean won ($94.5 million) and Russian ruble ($59.0 million).

THE ESTÉE LAUDER COMPANIES INC.

Credit Risk

As a matter of policy, we only enter into derivative contracts with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $12.7 million at March 31, 2012.  To manage this risk, we have established counterparty credit guidelines that are continually monitored.  Accordingly, management believes risk of loss under these hedging contracts is remote.

Certain of our derivative financial instruments contain credit-risk-related contingent features.  At March 31, 2012, we were in a net liability position for certain derivative contracts that contain such features with two counterparties.  The fair value of those contracts as of March 31, 2012 was approximately $0.9 million.  Such credit-risk-related contingent features would be triggered if (a) upon a merger involving the Company, the ratings of the surviving entity were materially weaker than prior to the merger or (b) the Company’s credit ratings fall below investment grade (rated below BBB-/Baa3) and the Company fails to enter into an International Swaps & Derivatives Association Credit Support Annex within 30 days of being requested by the counterparty.  As of March 31, 2012, we were in compliance with such credit-risk-related contingent features.

Market Risk

Using the value-at-risk model, as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, the high, low and average measured value-at-risk for the twelve months ended March 31, 2012 related to our foreign exchange contracts are as follows:

(In millions)	High	Low	Average

Foreign exchange contracts	$47.1	$9.0	$25.0

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

Item 4. Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure.  The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2012 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

As part of our Strategic Modernization Initiative, we anticipate the continued migration of our operations to SAP-based technologies (“SAP”), with the majority of our locations being enabled through 2014.  In January 2012, we implemented SAP at certain domestic and international locations.  Based on management’s evaluation, the necessary steps were taken to monitor and maintain appropriate internal control over financial reporting during the quarter ended March 31, 2012.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE ESTÉE LAUDER COMPANIES INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Refer to Note 8 of Notes to Consolidated Financial Statements — Contingencies for discussion of legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchase Program

We are authorized by the Board of Directors to repurchase up to 176.0 million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  As of March 31, 2012, the cumulative total of acquired shares pursuant to the authorization was 160.3 million, reducing the remaining authorized share repurchase balance to 15.7 million.  During the nine months ended March 31, 2012, we purchased approximately 10.5 million shares pursuant to the authorization for $512.5 million as outlined in the following table:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
July 2011	2,296,484	(2)	$52.59	2,258,200	23,885,538
August 2011	3,821,600		48.66	3,821,600	20,063,938
September 2011	1,982,464	(3)	48.50	1,848,196	18,215,742
October 2011	2,431,866	(2)	45.11	1,853,800	16,361,942
November 2011	50,000		54.23	50,000	16,311,942
December 2011	131,740		54.11	131,740	16,180,202
January 2012	—		—	—	16,180,202
February 2012	400,900		56.39	400,900	15,779,302
March 2012	86,000		57.77	86,000	15,693,302
	11,201,054		$49.10	10,450,436	15,693,302

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

THE ESTÉE LAUDER COMPANIES INC.

Date: May 7, 2012	By:	/s/RICHARD W. KUNES
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