Form 10-K
period 2012-06-30
ESTEE LAUDER COMPANIES INC
filed 2012-08-17
CIK 1001250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant was approximately $13.2 billion at December 31, 2011 (the last business day of the registrant’s most recently completed second quarter).*

At August 13, 2012, 235,423,148 shares of the registrant’s Class A Common Stock, $.01 par value, and 151,778,082 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

Documents Incorporated by Reference

Document	Where Incorporated

Proxy Statement for Annual Meeting of Stockholders to be held November 9, 2012	Part III

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

PART I

Item 1.  Business.

The Estée Lauder Companies Inc., founded in 1946 by Estée and Joseph Lauder, is one of the world’s leading manufacturers and marketers of quality skin care, makeup, fragrance and hair care products.  Our products are sold in over 150 countries and territories under a number of well-known brand names including: Estée Lauder, Aramis, Clinique, Origins, M•A•C, Bobbi Brown, La Mer and Aveda.  We are also the global licensee for fragrances and/or cosmetics sold under brand names such as Tommy Hilfiger, Donna Karan, Michael Kors, Tom Ford and Coach.  Each brand is distinctly positioned within the market for cosmetics and other beauty products.

We are a pioneer in the cosmetics industry and believe we are a leader in the industry due to the global recognition of our brand names, our leadership in product innovation, our strong market position in key geographic markets and the consistently high quality of our products and “High-Touch” services.  We sell our prestige products principally through limited distribution channels to complement the images associated with our brands.  These channels, encompassing over 30,000 points of sale, consist primarily of upscale department stores, specialty retailers, upscale perfumeries and pharmacies and prestige salons and spas.  In addition, our products are sold in company-operated stores, our own and authorized retailer websites, stores on cruise ships, direct response television (“DRTV”), in-flight and duty-free shops and certain fragrances are sold in self-select outlets.  We believe that our strategy of pursuing selective distribution strengthens our relationships with retailers, enables our brands to be among the best selling product lines at the stores and heightens the aspirational quality of our brands.

For a discussion of recent developments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Overview.”

For segment and geographical area financial information, see “Item 8. Financial Statements and Supplementary Data – Note 20 – Segment Data and Related Information.”

We have been controlled by the Lauder family since the founding of our Company.  Members of the Lauder family, some of whom are directors, executive officers and/or employees, beneficially own, directly or indirectly, as of August 13, 2012, shares of Class A Common Stock and Class B Common Stock having 86.9% of the outstanding voting power of the Common Stock.

Products

Skin Care - Our broad range of skin care products addresses various skin care needs for women and men.  These products include moisturizers, repair serums, cleansers, toners, eye care, body care, exfoliators, acne and oil correctors and sun care products, a number of which are developed for use on particular areas of the body, such as the face or the hands or around the eyes.  Skin care products accounted for approximately 43% of our net sales in fiscal 2012.

Makeup - We manufacture, market and sell a full array of makeup products, including those for the face, eyes, lips and nails.  Many of the products are offered in an extensive array of shades and colors.  We also sell related items such as compacts, brushes and other makeup tools.  Makeup products accounted for approximately 38% of our net sales in fiscal 2012.

Fragrance - We offer a variety of fragrance products for women and men.  The fragrances are sold in various forms, including eau de parfum sprays and colognes, as well as lotions, powders, creams, candles and soaps that are based on a particular fragrance.  Fragrance products accounted for approximately 13% of our net sales in fiscal 2012.

Hair Care - Hair care products are offered mainly in salons and in Company-operated retail stores and include hair color and styling products, shampoos, conditioners, treatment and finishing sprays.  In fiscal 2012, hair care products accounted for approximately 5% of our net sales.

Other - We also sell ancillary products and services that accounted for 1% of our net sales in fiscal 2012.

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

Estée Lauder - Estée Lauder brand products, which have been sold since 1946, are technologically advanced and high performance products with a reputation for innovation, style, and superior quality.  The broad product line principally consists of skin care, makeup, and fragrance products that are presented in high quality packaging.

Aramis and Designer Fragrances - Our Aramis and Designer Fragrances division creates, markets and distributes fragrance and skin care products, including the following brand names:

•                  Aramis - We pioneered the marketing of prestige men’s fragrance, grooming and skin care products with the introduction of Aramis products in 1964.

•                  Lab Series - Lab Series Skincare for Men, introduced in 1987, is a full range of products for cleansing, shaving, treatment and body that are especially formulated to address the unique needs of men’s skin.

•                  Tommy Hilfiger - We have an exclusive global license arrangement for a line of men’s and women’s fragrances and cosmetics under the Tommy Hilfiger brand name.  We launched the line in 1995 with a men’s fragrance, tommy.  Today, we manufacture and sell a variety of fragrances and ancillary products for men and women.

•                  Donna Karan Cosmetics - In 1997, we obtained the exclusive global license for a line of fragrances and other cosmetics under the Donna Karan New York and DKNY brand names, including certain products that were originally sold by The Donna Karan Company.  Under this license, fragrances have been expanded to include extensive lines of companion bath and body products.

•                  Michael Kors - In 2003, we entered into an exclusive global license agreement for fragrances and beauty products under the Michael Kors brand name.  The fragrances, as well as ancillary bath and body products, are sold primarily in department stores, specialty stores and freestanding Michael Kors boutiques.

•                  Coach - In 2006, we began creating fragrances and related products for Coach which were sold exclusively in Coach stores.  In 2010, we converted the arrangement to a license.  The collection is primarily available in department stores, Coach stores in the United States, retail stores in Asia/Pacific and online at coach.com.

•                  Ermenegildo Zegna - In 2011, we entered into an exclusive global license arrangement for fragrance and beauty products under the Ermenegildo Zegna brand name.  We transitioned the five existing fragrances into our portfolio and started to sell them in October of 2011 in markets across Asia/Pacific, Europe and North America, as well as Ermenegildo Zegna boutiques worldwide.

Clinique - Introduced in 1968, Clinique skin care and makeup products are all allergy tested and 100% fragrance free and have been designed to address individual skin types and needs.  The products are based on the research and related expertise of leading dermatologists.  Clinique skin care products are generally marketed as part of the 3-Step System: Cleanse, Exfoliate, Moisturize.  Other Clinique skin care products include de-aging solutions to help prevent, halt and diminish the visible effects of sun, wind, stress and pollution and assist in repair to help visibly restore contour, minimize the look of lines and wrinkles.  Clinique also offers lines of fragrances.

Origins - Origins was introduced in 1990.  Origins seek to create high-performance natural skin care that is “powered by nature and proven by science.”  Origins sells its products at our freestanding Origins stores and through stores-within-stores (which are designed to replicate the Origins store environment within a department store), at traditional retail counters and in perfumeries.  Origins also has a license agreement to develop and sell products using the name of Dr. Andrew Weil.

M•A•C - We acquired the M•A•C business in three stages in 1994, 1997 and 1998.  M•A•C products comprise a broad line of color-oriented, professional cosmetics and professional makeup tools targeting makeup artists and fashion-conscious consumers.  The products are sold primarily through select department and specialty stores and at our Company-operated M•A•C stores.

Bobbi Brown - Acquired in 1995, Bobbi Brown is an exclusive beauty line developed by celebrated makeup artist Bobbi Brown with a focus on service and teaching women to be their own makeup artists.  The Bobbi Brown line includes color cosmetics, skin care, professional makeup brushes and tools, accessories and fragrances.  Bobbi Brown products are primarily sold through select department stores, specialty stores and perfumeries.

La Mer - Acquired in 1995, La Mer products primarily consist of high-end moisturizing creams, lotions, serums and other skin care products.  The line, which is available in very limited distribution in the United States and certain other countries, is an extension of the initial Crème de la Mer product.

Aveda - We acquired the Aveda business in 1997 and since then have acquired select Aveda distributors and retail stores.  Aveda creates high performance, botanically-based products for beauty professionals and consumers while continuously striving to conduct business in an environmentally sustainable manner.  Aveda manufactures innovative plant-based hair care, skin care, makeup and lifestyle products, available at retail in Aveda Experience Centers, hair salons and spas, as well as online.

Jo Malone - We acquired London-based Jo Malone Limited in 1999.  Jo Malone is known for its unique fragrance portfolio and luxury products for the bath, body and home.  Products are also available through a company catalogue, at our freestanding stores, online and at a very limited group of department stores, specialty stores and perfumeries.

Bumble and bumble - We acquired our initial interest in Bumble and bumble in 2000 and fully integrated the brand in 2006.  The New York-based hair care and education company creates high-quality hair care and styling products distributed through top-tier salons and select prestige retailers.  Products are salon and stylist tested and found backstage at fashion shows, photo shoots and television and film sets.

Darphin - In 2003, we acquired Laboratoires Darphin, the Paris-based company dedicated to the development, manufacture and marketing of prestige skin care products which are distributed primarily through high-end independent pharmacies and specialty stores.

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

Tom Ford Beauty - In 2005, we entered into a license agreement to develop and distribute fragrances and other beauty products under the Tom Ford brand name.  In 2006, we introduced Tom Ford Black Orchid, the brand’s first signature fragrance.  In 2011, we introduced a full-range luxury cosmetics line.  Tom Ford products are available in select department stores, perfumeries, pharmacies and Tom Ford retail stores.

Ojon - In 2007, we acquired Ojon Corporation, a company that was based in Canada, and which continues to market naturally-derived, wildcrafted hair and skin care products using ingredients found in the world’s rainforests.  Ojon products are sold through DRTV and specialty stores.

Smashbox - In 2010, we acquired Smashbox Beauty Cosmetics, a privately held, photo studio inspired prestige cosmetics company based in Los Angeles.  We sell Smashbox products principally in the United States through specialty stores, DRTV and the Internet, as well as internationally through distributors and select retailers.

In addition, we manufacture and sell products under the Prescriptives, American Beauty and grassroots research labs brands.  We also develop and sell products under a license from Kiton and hold licenses to develop and sell fragrances and other beauty products for the Tory Burch, Marni and Aerin brands.

Our heritage brands are Estée Lauder, Aramis and Designer Fragrances, Clinique and Origins.  Prescriptives was a heritage brand until fiscal 2010, when we exited the global wholesale distribution of the brand.  M•A•C and Bobbi Brown are our makeup artist brands.

Distribution

We sell our products principally through limited distribution channels to complement the images associated with our brands.  These channels include more than 30,000 points of sale in over 150 countries and territories and consist primarily of upscale department stores, specialty retailers, upscale perfumeries and pharmacies and prestige salons and spas.  In addition, our products are sold in Company-operated stores, our own and authorized retailer websites, DRTV, stores on cruise ships, in-flight and duty-free shops and certain fragrances are sold in self-select outlets.  As is customary in the cosmetics industry, our practice is to accept returns of our products from retailers if properly requested, authorized and approved.

We maintain a dedicated sales force which sells to our retail accounts in North America and in the major overseas markets, and in the travel retail channel.  We have wholly-owned operations in over 40 countries, and a controlling interest in a joint venture that operates in three countries, through which we market, sell and distribute our products.  In certain countries, we sell our products through selected local distributors under contractual arrangements designed to protect the image and position of the brands.  In addition, we sell certain products in select domestic and international military locations.  For information regarding our net sales and long-lived assets by geographic region, see “Item 8. Financial Statements and Supplementary Data – Note 20 – Segment Data and Related Information.”

We sell Aveda products principally to independent salons and spas, cosmetology schools, third-party distributors and specialty retailers and directly to consumers at our Aveda Experience Centers and certain Aveda Institutes.  There are currently about 8,400 points of sale, primarily in the United States, that sell Aveda products.  Bumble and bumble products are principally sold to about 3,300 independent salons and specialty stores, primarily in the United States.  Darphin products are principally sold through high-end independent pharmacies, principally in Europe, representing approximately 3,700 points of sale.

As part of our strategy to diversify our distribution, we have been selectively opening new single-brand stores that we operate.  The Origins, Aveda and M•A•C brands are the primary focus for this method of distribution.  At this time, we operate approximately 670 single-brand stores worldwide, the majority of which are in the United States, and expect that number to increase moderately over the next several years.  We also operate approximately 130 multi-brand stores.

We primarily sell BeautyBank products in approximately 1,100 Kohl’s Department Stores in the United States and internationally in pharmacies and perfumeries, representing approximately 2,700 additional points of sale.

We currently sell products from 15 of our brands directly to consumers online through our own e-commerce and certain of our m-commerce sites.  Some or all of these brands are sold online in the following countries: the United States, Canada, the United Kingdom, France, Germany, Austria, Brazil, Russia, Nordic, Italy, Australia, Korea, China and Japan.

Customers

Our strategy is to build strong relationships with selected retailers globally.  Senior management works with executives of our major retail accounts on a regular basis and we believe we are viewed as an important supplier to these customers.  Our largest customer, Macy’s Inc., sells products primarily within the United States and accounted for 11% of our consolidated net sales for fiscal 2012, 2011 and 2010 and 10% of our accounts receivable as of June 30, 2012 and 2011.

Marketing

Our marketing strategy is built around “Bringing the Best to Everyone We Touch.”  Mrs. Estée Lauder formulated this marketing philosophy to provide “High-Touch” service and high quality products as the foundation for a solid and loyal consumer base.  Our marketing efforts focus principally on promoting the quality, value and benefits of our products.  Each of our brands is distinctively positioned, has a single global image, and is promoted with consistent logos, packaging and advertising designed to enhance its image and differentiate it from other brands.  We regularly advertise our products on television, in upscale magazines and newspapers, online, on billboards and through direct mail and photo displays at international airports.  In addition, our products receive extensive editorial coverage in prestige publications and other media worldwide.  Promotional activities and in-store displays are designed to attract new consumers and introduce existing consumers to different products in the line.  Our marketing efforts also benefit from cooperative advertising programs with retailers, some of which are supported by coordinated promotions, such as purchase with purchase and gift with purchase.  Such activities attract consumers to our counters and allow us to introduce them to our products.  Our marketing and sales executives spend considerable time in the field meeting with consumers and key retailers and consulting with demonstrators at the points of sale.  These include Estée Lauder Beauty Advisors, Clinique Consultants, Aramis Selling Specialists, Origins Guides and M•A•C and Bobbi Brown Makeup Artists.  At in-store counters, demonstrators offer consumers a “High-Touch” experience with personal demonstrations to market individual products as well as to provide education on basic skin care and makeup application.  We conduct extensive sampling programs and we pioneered gift with purchase as a sampling program.  We believe that the quality and perceived benefits of sample products have been effective inducements to purchases by new and existing consumers.

Our “High-Touch” approach promotes the total value we offer, by leveraging our in-person and virtual assets, as well as merchandising and education, to provide a customized consumer experience.  To support this initiative, we are expanding our efforts to evolve our e-commerce-based online strategy into a multi-pronged digital strategy encompassing e-commerce, m-commerce, as well as digital and social media.  We have dedicated resources to implement coordinated, brand-enhancing strategies across all online activities.  We use the Internet to educate and inform consumers about certain of our brands.  Currently, 18 of our brands have marketing sites, 15 of which have e-commerce capabilities.  In order to continue to offer unparalleled customer service and set the standard for prestige beauty shopping online, we partner with key “brick and mortar” retailers to strengthen their e-commerce business and drive sales of our brands on their websites, continue to innovate to better meet consumer online shopping preferences (e.g., how-to videos, ratings and reviews and mobile phone and tablet applications), and support e-commerce and m-commerce business via digital and social marketing activities designed to build brand equity and consumer engagement.

Most of our creative marketing work is done by in-house creative teams.  The creative staff designs and produces the sales materials, advertisements and packaging for products in each brand.

Global net expenses for advertising, merchandising, sampling, promotion and product development costs were $2,655.7 million, $2,345.8 million and $2,015.9 million in fiscal 2012, 2011 and 2010, respectively.  These amounts include activities relating to purchase with purchase promotions that are reflected in net sales and cost of sales and gift with purchase promotions that are reflected in cost of sales.

Information Systems

Information systems support business processes including product development, marketing, sales, order processing, production, distribution and finance.  We expect that these systems will continue to provide pertinent inventory and sales data in the short term.  However, as part of our long-term effort to enhance these systems and increase productivity, we are implementing our Strategic Modernization Initiative (“SMI”), which includes an enterprise-wide global program that we expect will deliver a single set of integrated data, processes and technologies, which would be scalable and used to standardize business processes across brands, operating units and sales locations.  As part of SMI, we anticipate the continued migration of our operations to SAP-based technologies (“SAP”) with the majority of our locations being enabled through 2014.

In parallel with our SAP deployment, we are creating a more focused global information technology organization utilizing industry standard processes.  We are also taking this opportunity to rebalance our information technology resources to better align with our global business growth.  We plan to continue to explore opportunities to create a more efficient organization.

Of the many systems currently being utilized, the most significant to our business needs are: (i) a centralized data repository of essential attributes for each of the products we offer, or plan to offer, which enables us to globally manufacture and market products of consistent quality; (ii) a sales analysis system to track weekly sales at the stock keeping unit (“SKU”) level at most significant retail sales locations (i.e. sell-through data), increasing our understanding of consumer preferences and enabling us to coordinate more effectively our product development, manufacturing and marketing strategies; (iii) an automated replenishment system with many of our key domestic customers, allowing us to replenish inventories for individual points of sale automatically, with minimal paperwork; and (iv) an inventory management system that provides us with a global view of finished goods availability relative to forecasted requirements.  As we continue to modernize our key processes and the related systems and infrastructure, we are developing upgraded capabilities to support our human resource and retail operations.  The plan is to progressively develop and deploy key systems globally over the next several years as appropriate according to local requirements and priorities.

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

As of June 30, 2012, we had approximately 500 employees engaged in research and development.  Research and development costs totaled $96.5 million, $85.7 million and $79.5 million in fiscal 2012, 2011 and 2010, respectively.  Research and development costs are expensed as incurred.  We maintain research and development programs at certain of our principal facilities and facilities dedicated to performing research and development, see “Item 2. Properties.”

Manufacturing, Warehousing and Raw Materials

We manufacture our products primarily in the United States, Belgium, Switzerland, the United Kingdom and Canada.  We continue to streamline our manufacturing processes and identify sourcing opportunities to improve innovation, increase efficiencies and reduce costs.  Our major manufacturing facilities operate as “focus” plants that primarily manufacture one type of product (e.g., lipsticks) for all of the principal brands.  Our plants are modern and our manufacturing processes are substantially automated.  While we believe that our manufacturing facilities are sufficient to meet current and reasonably anticipated manufacturing requirements, we continue to identify opportunities to make significant improvements in capacity and productivity.  To capitalize on innovation and other supply chain benefits, we continue to utilize third-party manufacturers on a global basis, including an increased percentage of volume in Asia/Pacific to support our growth.

We have established a global distribution network designed to meet the changing demands of our customers while maintaining service levels.  We are continuously evaluating and restructuring this physical distribution network.  We have continued to establish regional distribution centers, including those maintained by third parties, strategically positioned throughout the world in order to facilitate efficient delivery of our products to our customers.

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

Our principal competitors consist of large, well-known, multinational manufacturers and marketers of skin care, makeup, fragrance and hair care products, most of which market and sell their products under multiple brand names.  They include, among others, L’Oreal S.A.; Shiseido Company, Ltd.; Beiresdorf AG; LVMH Moët Hennessey Louis Vuitton; Coty, Inc.; The Procter & Gamble Company; and Avon Products, Inc.  We also face competition from a number of independent brands, as well as some retailers that have developed their own beauty brands.  Certain of our competitors also have ownership interests in retailers that are customers of ours.

Trademarks, Patents and Copyrights

We own the trademark rights used in connection with the manufacturing, marketing, distribution and sale of our products both in the United States and in the other principal countries where such products are sold, including Estée Lauder, Clinique, Aramis, Prescriptives, Lab Series, Origins, M•A•C, Bobbi Brown, La Mer, Aveda, Jo Malone, Bumble and bumble, Darphin, American Beauty, Flirt!, GoodSkin Labs, grassroots research labs, Ojon, and Smashbox, and the names of many of the products sold under these brands.  We are the exclusive worldwide licensee for fragrances, cosmetics and/or related products for Tommy Hilfiger, Donna Karan New York, DKNY, Kiton, Michael Kors, Tom Ford, Coach, Dr. Andrew Weil, Ermenegildo Zegna, Marni, Aerin and Tory Burch.  For further discussion on license arrangements, including their duration, see “Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies – License Arrangements.”  We protect our trademarks in the United States and significant markets worldwide.  We consider the protection of our trademarks to be important to our business.

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

Employees

At June 30, 2012, we had approximately 38,500 full-time employees worldwide (including demonstrators at points of sale who are employed by us), of whom approximately 12,200 are employed in the United States and Canada.  Included in the worldwide total this year were approximately 3,800 demonstrators outside the United States and Canada who are employed by us and whose employment costs are shared by retailers.  None of our employees in the United States is covered by a collective bargaining agreement.  In certain other countries, a limited number of employees are covered by a works council agreement or other syndicate arrangements.  We believe that relations with our employees are good.  We have never encountered a material strike or work stoppage in the United States or in any other country where we have a significant number of employees.

Government Regulation

We and our products are subject to regulation by the Food and Drug Administration and the Federal Trade Commission in the United States, as well as by various other federal, state, local and international regulatory authorities and the regulatory authorities in the countries in which our products are produced or sold.  Such regulations principally relate to the ingredients, labeling, packaging, marketing, shipment and disposal of our products.  We believe that we are in substantial compliance with such regulations, as well as with applicable federal, state, local and international and other countries’ rules and regulations governing the discharge of materials hazardous to the environment or that relate to climate change.  There are no significant capital expenditures for environmental control or climate change matters either planned in the current year or expected in the near future.

Seasonality

Our results of operations in total, by region and by product category, are subject to seasonal fluctuations, with net sales in the first half of the fiscal year typically being slightly higher than in the second half of the fiscal year.  The higher net sales in the first half of the fiscal year are attributable to the increased levels of purchasing by retailers for the holiday selling season.  Many of our customers that are retailers follow a 4-4-5 retail calendar which may influence the amount and timing of their order placement and receipt of goods in any fiscal quarter.  In a traditional 4-4-5 retail calendar, each fiscal quarter is comprised of two 4-week periods and one 5-week period, with one extra week in one quarter every seven years.  As a result, our customers’ retail quarter-end and our fiscal quarter-end may be different by up to six days.  Fluctuations in net sales and operating income in total and by geographic region and product category in any fiscal quarter may be attributable to the level and scope of new product introductions.  Additionally, gross margins and operating expenses are impacted on a quarter-by-quarter basis by variations in our launch calendar and the timing of promotions, including purchase with purchase and gift with purchase promotions.

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

Corporate Governance Guidelines and Code of Conduct

The Board of Directors has developed corporate governance practices to help it fulfill its responsibilities to stockholders in providing general direction and oversight of management.  These practices are set forth in our Corporate Governance Guidelines.  We also have a Code of Conduct (“Code”) applicable to all employees, officers and directors of the Company, including, without limitation, the Chief Executive Officer, the Chief Financial Officer and other senior financial officers.  These documents and any waiver of a provision of the Code granted to any senior officer or director or material amendment to the Code, if any, may be found in the “Investor Relations” section of our website: www.elcompanies.com within the “Leadership” subsection under the heading “Corporate Governance.”  The charters for the Audit Committee, Compensation Committee and Nominating and Board Affairs Committee may be found in “Committees” within “Governance Documents.”  Stockholders may also contact Investor Relations at 767 Fifth Avenue, New York, New York 10153 or call 800-308-2334 to obtain a hard copy of these documents without charge.

Executive Officers

The following table sets forth certain information with respect to our executive officers:

Name	Age	Position(s) Held
John Demsey	56	Group President
Amy DiGeso	60	Executive Vice President – Global Human Resources
Fabrizio Freda	54	President, Chief Executive Officer and a Director
Carl Haney	49	Executive Vice President, Global Research and Development, Corporate Product Innovation, Package Development
Richard W. Kunes	59	Executive Vice President and Chief Financial Officer (until August 20, 2012)
Leonard A. Lauder	79	Chairman Emeritus and a Director
Ronald S. Lauder	68	Chairman of Clinique Laboratories, LLC
William P. Lauder	52	Executive Chairman and a Director
Sara E. Moss	65	Executive Vice President and General Counsel
Gregory F. Polcer	57	Executive Vice President – Global Supply Chain
Cedric Prouvé Tracey T. Travis	52 50	Group President – International Executive Vice President and Chief Financial Officer (as of August 20, 2012)
Alexandra C. Trower	47	Executive Vice President – Global Communications

John Demsey was appointed Group President in July 2006.  In this role, he is currently responsible for the Estée Lauder, M·A·C, Prescriptives, Smashbox, Tom Ford Beauty, Bobbi Brown, Jo Malone and La Mer brands.  In January 2005, Mr. Demsey became Global Brand President of Estée Lauder after serving as President and Managing Director of M·A·C since 1998.  From 1991 to 1998, he held several positions with Estée Lauder, including Senior Vice President of Sales and Education for Estée Lauder USA and Canada.  Before joining us, he worked in sales and marketing for Revlon, Borghese, Alexandra de Markoff Cosmetics, and Lancaster Cosmetics.  He also held various executive retail positions at Bloomingdale’s, Macy’s, Benetton and Saks Fifth Avenue.  Mr. Demsey serves as Chairman of the M·A·C AIDS Fund, is on the Board of Directors of The Jones Group and is active in many other cultural organizations.

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

Fabrizio Freda has been President and Chief Executive Officer of the Company since July 2009.  During such period, he has continued to lead the implementation of our long-term strategy that has resulted in a substantial increase in our market capitalization.  From March 2008 through June 2009, he was President and Chief Operating Officer of the Company where he oversaw the Clinique, Bobbi Brown, La Mer, Jo Malone, Aveda and Bumble and bumble brands and the Aramis and Designer Fragrances division.  He also was responsible for the Company’s International Division, as well as Global Operations, Research and Development, Packaging, Quality Assurance, Merchandise Design, Corporate Store Design and Retail Store Operations.  Prior to joining the Company, Mr. Freda served in a number of positions of increasing responsibility at The Procter & Gamble Company (“P&G”), where he was responsible for various operating, marketing and key strategic efforts for over 20 years.  From 2001 through 2007 Mr. Freda was President, Global Snacks, at P&G. Mr. Freda also spent more than a decade in the Health and Beauty Care division at P&G.  From 1986 to 1988 he directed marketing and strategic planning for Gucci SpA.  In October 2012, Mr. Freda will be joining the Board of Directors of BlackRock, Inc., a global investment manager.

Carl Haney became Executive Vice President, Global Research and Development, Corporate Product Innovation, Package Development in January 2012.  Prior to joining the Company, Mr. Haney was Vice President, R&D Global, Male Grooming, Gillette, Braun and Devices, leading teams in all aspects of innovation, including product, packaging, process development and engineering at The Procter & Gamble Company (“P&G”) from 2007 through May 2012.  Mr. Haney started his career at P&G in 1984 and over the years held numerous leadership positions in locations around the world.  In 1997, he was promoted to Director, Latin America Beauty Care R&D.  Mr. Haney also held R&D leadership roles for P&G Global Cosmetics and Oral Care and led P&G innovation teams in Latin America, Europe and Asia.

Richard W. Kunes became Executive Vice President and Chief Financial Officer in November 2004.  Prior thereto, he was Senior Vice President and Chief Financial Officer since October 2000.  He joined us in 1986 and served in various finance-related positions until November 1993, when he was named Vice President – Operations Finance Worldwide.  From January 1998 through September 2000, Mr. Kunes was Vice President – Financial Administration and Corporate Controller.  Prior to joining us, he held finance and controller positions at the Colgate-Palmolive Company.  In August 2011, Mr. Kunes announced his intention to retire effective on or about June 30, 2013.  The Company has named Tracey T. Travis as his successor as Executive Vice President and Chief Financial Officer.  She will join the Company on August 20, 2012.  From such date, until his retirement, Mr. Kunes will be Executive Vice President, Senior Advisor to the Chief Executive Officer.

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

Sara E. Moss is Executive Vice President and General Counsel.  She became Executive Vice President in November 2004.  She joined us as Senior Vice President, General Counsel and Secretary in September 2003.  She was Senior Vice President and General Counsel of Pitney Bowes Inc. from 1996 to February 2003, and Senior Litigation Partner for Howard, Smith & Levin (now Covington & Burling) in New York from 1984 to 1996.  Prior to 1984, Ms. Moss served as an Assistant United States Attorney in the Criminal Division in the Southern District of New York, was an associate at the law firm of Davis, Polk & Wardwell and was Law Clerk to the Honorable Constance Baker Motley, U.S. District Judge in the Southern District of New York.

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

Tracey T. Travis will join the Company on August 20, 2012 as Executive Vice President and Chief Financial Officer.  As noted above, she is succeeding Richard W. Kunes.  Since 2005, Ms. Travis has been Senior Vice President and Chief Financial Officer of Ralph Lauren Corporation, responsible for Global Finance, Internal Audit, Treasury, Tax, Business Development, Investor Relations and Global Information Technology.  Ralph Lauren Corporation is a global designer and marketer of premium lifestyle products and brands across the apparel, home, accessories and fragrance categories.  Previously, Ms. Travis was Senior Vice President, Finance of Intimate Brands for Limited Brands, Inc. from 2002 to 2004.  She also spent a decade at PepsiCo Inc. and the Pepsi Bottling Group, where she held operations management and finance roles.  She began her career as an engineer and financial analyst at General Motors Company.

Alexandra C. Trower became Executive Vice President - Global Communications in April 2008.  She directs the Company’s overall communications strategy, overseeing brand communications, corporate communications, internal communications and philanthropic communications.  Before joining us, Ms. Trower was Senior Vice President, Media Relations for Bank of America from July 2003 to March 2008.  From 1997 to 2003, she worked at JPMorgan Chase, where she was responsible for corporate communications at JPMorgan Fleming Asset Management.  From 1987 to 1997, Ms. Trower worked at a former division of Citibank, Chancellor Capital Management (now part of Invesco), where she held a variety of communications roles.  Ms. Trower serves on the Board of Directors of Hollins University.

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

We face vigorous competition from companies throughout the world, including multinational consumer product companies.  Some of these competitors have greater resources than we do and may be able to respond to changing business and economic conditions more quickly than us.  Competition in the beauty business is based on pricing of products, innovation, perceived value, service to the consumer, promotional activities, advertising, special events, new product introductions, e-commerce and m-commerce initiatives and other activities.  It is difficult for us to predict the timing and scale of our competitors’ actions in these areas.  Also, the consolidation in the retail trade has resulted in us becoming increasingly dependent on key retailers, including large-format retailers, who have increased their negotiating strength.  This trend has also resulted in an increased risk related to the concentration of our customers.  A severe adverse impact on their business operations could have a corresponding material adverse effect on us.  Our ability to compete also depends on the continued strength of our brands, our ability to attract and retain key talent and other personnel, the efficiency of our manufacturing facilities and distribution network, and our ability to maintain and protect our intellectual property and those other rights used in our business.  Our inability to continue to compete effectively in key countries around the world could have an adverse impact on our business.  In addition, certain of our key retailers around the world market and sell competing brands or are owned or otherwise affiliated with companies that market and sell competing brands.

Our inability to anticipate and respond to market trends and changes in consumer preferences could adversely affect our financial results.

Our continued success depends on our ability to anticipate, gauge and react in a timely and cost-effective manner to changes in consumer tastes for skin care, makeup, fragrance and hair care products, attitudes toward our industry and brands, as well as to where and how consumers shop for those products.  We must continually work to develop, manufacture and market new products, maintain and adapt our “High-Touch” services to existing and emerging distribution channels, maintain and enhance the recognition of our brands, achieve a favorable mix of products, and refine our approach as to how and where we market and sell our products.  While we devote considerable effort and resources to shape, analyze and respond to consumer preferences, we recognize that consumer tastes cannot be predicted with certainty and can change rapidly.  The issue is compounded by the increasing use of social and digital media by consumers and the speed by which information and opinions are shared.  If we are unable to anticipate and respond to sudden challenges that we may face in the marketplace, trends in the market for our products and changing consumer demands and sentiment, our financial results will suffer.

Our future success depends on our ability to achieve our long-term strategy.

Achieving our long-term strategy will require investment in new capabilities, brands, categories, distribution channels, technologies and geographic markets.  These investments may result in short-term costs without any current revenues and, therefore, may be dilutive to our earnings, at least in the short term.  In addition, we may dispose of or discontinue select brands or streamline operations and incur costs or restructuring and other charges in doing so.  Although we believe that our strategy will lead to long-term growth in revenue and profitability, we may not realize, in full or in part, the anticipated benefits.  The failure to realize benefits, which may be due to our inability to execute plans, global or local economic conditions, competition, changes in the beauty industry and the other risks described herein, could have a material adverse effect on our business, financial condition and results of operations.

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

Completed acquisitions typically result in additional goodwill and/or an increase in other intangible assets on our balance sheet.  We are required at least annually, or as facts and circumstances exist, to test goodwill and other intangible assets with indefinite lives to determine if impairment has occurred.  If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets with indefinite lives and the implied fair value of the goodwill or the fair value of other intangible assets with indefinite lives in the period the determination is made.  We cannot accurately predict the amount and timing of any impairment of assets.  Should the value of goodwill or other intangible assets become impaired, there could be a material adverse effect on our financial condition and results of operations.

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

In addition, sudden disruptions in business conditions, for example, as a consequence of events such as a pandemic or local or international conflicts around the world, or as a result of a terrorist attack, retaliation and the threat of further attacks or retaliation, or as a result of adverse weather conditions or climate changes or seismic events, can have a short and, sometimes, long-term impact on consumer spending.

Events that impact consumers’ willingness or ability to travel and/or purchase our products while traveling may impact our travel retail business, which is a significant contributor to our overall results.

A downturn or continuing recession in the economies in which we sell our products or a sudden disruption of business conditions in those economies could adversely affect consumer confidence, the financial strength of our retailers and our sales and profitability.  We continue to see increased weakness due to global economic uncertainties and volatility in financial markets, particularly in certain Western European countries, Korea and Australia.  We are also cautious that macroeconomic factors may temper the future growth trend of the Chinese economy.

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

Our business is subject to numerous laws, regulations and policies.  Changes in the laws, regulations and policies, including the interpretation or enforcement thereof, that affect, or will affect, our business, including changes in accounting standards, tax laws and regulations, laws and regulations relating to data privacy and anti-corruption, laws in Europe relating to selective distribution, environmental or climate change laws, regulations or accords, trade rules and customs regulations, and the outcome and expense of legal or regulatory proceedings, and any action we may take as a result could adversely affect our financial results.

We are involved, and may become involved in the future, in disputes and other legal or regulatory proceedings that, if adversely decided or settled, could adversely affect our financial results.

We are, and may in the future become, party to litigation, other disputes or regulatory proceedings.  In general, claims made by us or against us in litigation, disputes or other proceedings can be expensive and time consuming to bring or defend against and could result in settlements, injunctions or damages that could significantly affect our business or financial results.  We are currently vigorously contesting certain of these claims.  However, it is not possible to predict the final resolution of the litigation, disputes or proceedings to which we currently are or may in the future become party to, and the impact of certain of these matters on our business, results of operations and financial condition could be material.

Government reviews, inquiries, investigations, and actions could harm our business or reputation.

As we operate in various locations around the world, our operations in certain countries are subject to significant governmental scrutiny and may be adversely impacted by the results of such scrutiny.  The regulatory environment with regard to our business is evolving, and officials often exercise broad discretion in deciding how to interpret and apply applicable regulations.  From time to time, we may receive formal and informal inquiries from various government regulatory authorities about our business and compliance with local laws and regulations.  Any determination that our operations or activities, or the activities of our employees, are not in compliance with existing laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, or similar results, all of which could potentially harm our business and/or reputation.  Even if an inquiry does not result in these types of determinations, it potentially could create negative publicity which could harm our business and/or reputation.

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

We operate on a global basis, with a majority of our fiscal 2012 net sales and operating income generated outside the United States.

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

•      changes in foreign laws, regulations and policies, including restrictions on trade, import and export license requirements, and tariffs and taxes, as well as changes in United States laws and regulations relating to foreign trade and investment; and

•      adverse weather conditions, currency exchange controls, and social, economic and geopolitical conditions, such as terrorist attacks, war or other military action.

These risks could have a material adverse effect on our business, prospects, results of operations and financial condition.

A disruption in operations or our supply chain could adversely affect our business and financial results.

As a company engaged in manufacturing and distribution on a global scale, we are subject to the risks inherent in such activities, including industrial accidents, environmental events, strikes and other labor disputes, disruptions in supply chain or information systems, loss or impairment of key manufacturing sites, product quality control, safety, increase in commodity prices and energy costs, licensing requirements and other regulatory issues, as well as natural disasters and other external factors over which we have no control.  If such an event were to occur, it could have an adverse affect on our business and financial results.

Our information systems and websites may be susceptible to outages, hacking and other risks.

We have information systems that support our business processes, including product development, marketing, sales, order processing, production, distribution, finance and intracompany communications throughout the world.  We have e-commerce, m-commerce and other Internet websites in the United States and many other countries.  These systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events.  Despite the implementation of network security measures, our systems may be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering.  The occurrence of these or other events could disrupt or damage our information systems and adversely affect our business and results of operations.

We are subject to risks associated with implementing global information systems.

As part of SMI, we are implementing enterprise-wide global programs intended to deliver a single set of integrated data, processes and technologies, which would be scalable and used to standardize business processes across brands, regions and functions.  We anticipate the continued migration of our operations to SAP, with the majority of our locations to be enabled through 2014.  Like most entity-wide changes to software systems, the implementation of SMI involves risks and uncertainties.  Failure to implement SMI as planned, in terms of timing, specifications and/or costs could have an adverse impact on our business and results of operations.

The trading prices of our securities periodically may rise or fall based on the accuracy of predictions of our earnings or other financial performance.

Our business planning process is designed to maximize our long-term strength, growth and profitability, not to achieve an earnings target in any particular fiscal quarter.  We believe that this longer-term focus is in the best interests of the Company and our stockholders.  At the same time, however, we recognize that it may be helpful to provide investors with guidance as to our forecast of net sales, earnings per share and other financial metrics or projections.  Accordingly, when we announced our year-end financial results for fiscal 2012, we provided guidance as to a number of assumptions, including our expected net sales and earnings per share for the fiscal year ending June 30, 2013 and the quarter ending September 30, 2012.  While we generally expect to provide updates to our guidance when we report our results each fiscal quarter, we assume no responsibility to update any of our forward-looking statements at such times or otherwise.  In addition, the longer-term guidance we provide is based on goals that we believe, at the time guidance is given, are reasonably attainable for growth and performance over a number of years.  Such targets are more difficult to predict than our current quarter and fiscal year expectations.

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

We are dependent upon automated information technology processes.  As part of our normal business activities, we collect and store certain confidential information, including personal information with respect to customers and employees.  We may share some of this information with vendors who assist us with certain aspects of our business.  Moreover, the success of our e-commerce and m-commerce operations depends upon the secure transmission of confidential and personal data over public networks, including the use of cashless payments.  Any failure on the part of us or our vendors to maintain the security of our confidential data and our employees’ and customers’ personal information, including via the penetration of our network security and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also result in deterioration in our employees’ and customers’ confidence in us and other competitive disadvantages, and thus could have a material adverse impact on our business, financial condition and results of operations. In addition, a security breach could require that we expend significant additional resources to enhance our information security systems and could result in a disruption to our operations.

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

As of August 13, 2012, members of the Lauder family beneficially own, directly or indirectly, shares of the Company’s Class A Common Stock (with one vote per share) and Class B Common Stock (with 10 votes per share) having 86.9% of the outstanding voting power of the Common Stock.  In addition, there are four members of the Lauder family who are employees, including three who are members of our Board of Directors.  Another family member is on our board and is a party to a consulting agreement and a license agreement with us.  As a result of the stock ownership and their positions at the Company, the Lauder family has the ability to exercise significant control and influence over our business, including, without limitation, all matters requiring stockholder approval, including the election of directors, amendments to the certificate of incorporation and significant corporate transactions, such as a merger or other sale of our Company or its assets, for the foreseeable future.

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

Item 2.  Properties.

The following table sets forth our principal owned and leased manufacturing, assembly, research and development and distribution facilities as of August 13, 2012.  The leases expire at various times through 2028 subject to certain renewal options.

Location	Use	Approximate Square Footage

The Americas
Blaine, Minnesota (owned)	Manufacturing and R&D	275,000
Blaine, Minnesota (leased)	Distribution	126,000
Oakland, New Jersey (leased)	Manufacturing	148,000
Melville, New York (owned)	Manufacturing	353,000
Melville, New York (owned)	R&D	134,000
Bristol, Pennsylvania (leased)	Manufacturing	67,000
Bristol, Pennsylvania (leased)	Manufacturing and Assembly	100,000
Bristol, Pennsylvania (leased)	Distribution	728,000
Trevose, Pennsylvania (leased)	Manufacturing and Assembly	140,000
Agincourt, Ontario, Canada (owned)	Manufacturing	96,000
Markham, Ontario, Canada (leased)	Manufacturing	137,000
Markham, Ontario, Canada (leased)	R&D	42,000
Toronto, Ontario, Canada (leased)	Distribution	186,000

Europe, the Middle East & Africa
Oevel, Belgium (owned)	Manufacturing	113,000
Oevel, Belgium (leased)	Manufacturing and R&D	70,000
Oevel, Belgium (leased)	Distribution	100,000
Kerpen, Germany (leased)	Distribution	98,000
Sandton, South Africa (leased)	Distribution	63,750
Madrid, Spain (leased)	Distribution	90,000
Lachen, Switzerland (owned)	Manufacturing	53,000
Lachen, Switzerland (owned)	Distribution	125,000
Hampshire, United Kingdom (leased)	Distribution	203,000
Petersfield, United Kingdom (owned)	Manufacturing	225,000

Asia/Pacific
Alexandria, Australia (leased)	Distribution	87,150
Shanghai, China (leased)	R&D	20,925
Shanghai, China (leased)	Distribution	71,400
Hong Kong (leased)	Distribution	90,000
Tokyo, Japan (leased)	Distribution	187,000
Yongin, Korea (leased)	Distribution	160,000

We own, lease and occupy numerous offices, assembly and distribution facilities and warehouses in the United States and abroad.  We consider our properties to be generally in good condition and believe that our facilities are adequate for our operations and provide sufficient capacity to meet anticipated requirements.  We lease approximately 595,000 square feet of rentable space for our principal offices in New York, New York and own an office building of approximately 57,000 square feet in Melville, New York.  As of August 13, 2012, we operated approximately 800 retail stores.

Item 3.  Legal Proceedings.

We are involved, from time to time, in litigation and other legal proceedings incidental to our business.  Management believes that the outcome of current litigation and legal proceedings will not have a material adverse effect upon our results of operations or financial condition.  However, management’s assessment of our current litigation and other legal proceedings could change in light of the discovery of facts with respect to legal actions or other proceedings pending against us not presently known to us or determinations by judges, juries or other finders of fact which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or proceedings.  Except as disclosed below, reasonably possible losses in addition to the amounts accrued for litigation and other legal proceedings are not material to our consolidated financial statements.

During the fiscal 2007 fourth quarter, the former owner of the Darphin brand initiated litigation in the Paris Commercial Court against us seeking to recover €60.0 million ($75.5 million at the exchange rate at June 30, 2012) that he claims he was owed as additional consideration for the sale of Darphin to us in April 2003.  On December 23, 2011, the Paris Commercial Court issued its judgment, awarding the former owner €22.9 million ($28.8 million at the exchange rate at June 30, 2012) plus interest from 2007.  We have filed our appeal with the Paris Court of Appeal.  In accordance with the judgment, in January 2012, we paid €25.3 million ($31.8 million at the exchange rate at June 30, 2012) to the former owner and received from him a bank guarantee to assure repayment to us of such sum (or any part thereof) in the event that the judgment is reversed by the Paris Court of Appeal.  Based upon our assessment of the case, as well as the advice of external counsel, we are maintaining the amount we previously accrued as an amount that we believe will ultimately be paid based on the probable outcome of the appeal.  Such amount is less than the Paris Commercial Court’s award.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant’s Common Equity and Related Stockholder Matters

Our Class A Common Stock is publicly traded on the New York Stock Exchange under the symbol “EL.”  The following table shows the high and low per share sales prices as reported on the New York Stock Exchange Composite Tape and the cash dividends per share declared in fiscal 2012 and fiscal 2011:

	Fiscal 2012			Fiscal 2011
	High	Low	Cash Dividends	High	Low	Cash Dividends

First Quarter	$54.39	$42.83	$—	$32.57	$27.31	$—
Second Quarter	60.37	40.76	.525	40.72	31.23	.375
Third Quarter	63.92	54.00	—	48.33	39.84	—
Fourth Quarter	65.60	51.82	—	53.29	46.41	—

Fiscal Year	65.60	40.76	$.525	53.29	27.31	$.375

All share and cash dividends declared per common share information above reflects the two-for-one stock split effected in the form of a stock dividend on our Class A and Class B Common Stock on January 20, 2012.

We expect to continue the payment of cash dividends in the future, but there can be no assurance that the Board of Directors will continue to declare them.  In November 2011, the Board of Directors declared an annual dividend of $.525, which was paid in December 2011.  The 2011 annual dividend was declared in November 2010, and paid in December 2010 and amounted to $.375 per share.

As of August 13, 2012, there were approximately 8,318 record holders of Class A Common Stock and 17 record holders of Class B Common Stock.

Share Repurchase Program

We are authorized by the Board of Directors to repurchase up to 176.0 million shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  As of June 30, 2012, the cumulative total of acquired shares pursuant to the authorization was 161.1 million, reducing the remaining authorized share repurchase balance to 14.9 million.  During fiscal 2012, we purchased approximately 11.2 million shares pursuant to the authorization for $555.2 million as outlined in the following table:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
July 2011	2,296,484	(3)	$52.59	2,258,200	23,885,538
August 2011	3,821,600		48.66	3,821,600	20,063,938
September 2011	1,982,464	(2)	48.50	1,848,196	18,215,742
October 2011	2,431,866	(3)	45.11	1,853,800	16,361,942
November 2011	50,000		54.23	50,000	16,311,942
December 2011	131,740		54.11	131,740	16,180,202
January 2012	—		—	—	16,180,202
February 2012	400,900		56.39	400,900	15,779,302
March 2012	86,000		57.77	86,000	15,693,302
April 2012	—		—	—	15,693,302
May 2012	300,017	(3)	55.18	300,000	15,393,302
June 2012	479,100		54.55	479,100	14,914,202
Year-to-date	11,980,171		$49.47	11,229,536	14,914,202

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

Subsequent to June 30, 2012, we purchased approximately 2.0 million additional shares of Class A Common Stock for $104.2 million pursuant to our share repurchase program.

Item 6.  Selected Financial Data.

The table below summarizes selected financial information.  For further information, refer to the audited consolidated financial statements and the notes thereto beginning on page F-1 of this report.

	Year Ended or at June 30
	2012(a)	2011 (a)	2010 (a)	2009 (a)	2008
	(In millions, except per share data )
Statement of Earnings Data:
Net sales	$9,713.6	$8,810.0	$7,795.8	$7,323.8	$7,910.8
Gross profit	7,717.8	6,873.1	5,966.4	5,442.2	5,914.0
Operating income	1,311.7	1,089.4	789.9	418.4	810.7
Interest expense, net (b)	61.1	63.9	74.3	75.7	66.8
Interest expense on debt extinguishment (c)	—	—	27.3	—	—
Other income (d)	10.5	—	—	—	—
Earnings before income taxes	1,261.1	1,025.5	688.3	342.7	743.9
Provision for income taxes	400.6	321.7	205.9	115.9	259.9
Net earnings	860.5	703.8	482.4	226.8	484.0
Net earnings attributable to noncontrolling interests	(3.6)	(3.0)	(4.1)	(8.4)	(10.2)
Net earnings attributable to The Estée Lauder Companies Inc.	856.9	700.8	478.3	218.4	473.8
Cash Flow Data:
Net cash flows provided by operating activities	$1,126.7	$1,027.0	$956.7	$696.0	$690.1
Net cash flows used for investing activities	(428.3)	(606.9)	(281.4)	(339.5)	(478.5)
Net cash flows provided by (used for) financing activities	(585.1)	(313.1)	(406.1)	125.8	(78.1)
Per Share Data:
Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$2.20	$1.78	$1.21	$0.56	$1.22
Diluted	$2.16	$1.74	$1.19	$0.55	$1.20
Weighted-average common shares outstanding:
Basic	388.7	394.0	395.4	392.6	387.8
Diluted	397.0	402.4	401.5	395.5	394.2
Cash dividends declared per common share	$.525	$.375	$.275	$.275	$.275
Balance Sheet Data:
Working capital	$1,729.3	$1,743.2	$1,548.8	$1,453.3	$1,088.0
Total assets	6,593.0	6,273.9	5,335.6	5,176.6	5,011.2
Total debt (b) (c)	1,288.1	1,218.1	1,228.4	1,421.4	1,196.9
Stockholders’ equity - The Estée Lauder Companies Inc.	2,733.2	2,629.4	1,948.4	1,640.0	1,653.2

(a) Fiscal 2012 results included $44.1 million, after tax, or $.11 per diluted share related to charges associated with restructuring activities.  Fiscal 2011 results included $41.7 million, after tax, or $.10 per diluted share related to total charges associated with restructuring activities.  Fiscal 2010 results included $55.9 million, after tax, or $.14 per diluted share related to total charges associated with restructuring activities.  Fiscal 2009 results included $61.7 million, after tax, or $.16 per diluted share related to total charges associated with restructuring activities.

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

(d) In November 2011, we settled a commercial dispute with third parties that was outside our normal operations.  In connection therewith, we received a $10.5 million cash payment, which has been classified as other income in our consolidated statement of earnings.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition at June 30, 2012 and our results of operations for the three fiscal years ended June 30, 2012 are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These estimates and assumptions can be subjective and complex and, consequently, actual results could differ from those estimates.  Our most critical accounting policies relate to revenue recognition, inventory, pension and other post-retirement benefit costs, goodwill, other intangible assets and long-lived assets, income taxes and derivatives.

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

Revenues are reported on a net sales basis, which is computed by deducting from gross sales the amount of actual product returns received, discounts, incentive arrangements with retailers and an amount established for anticipated product returns.  Our practice is to accept product returns from retailers only if properly requested, authorized and approved.  In accepting returns, we typically provide a credit to the retailer against accounts receivable from that retailer.  As a percentage of gross sales, returns were 3.5% in fiscal 2012 and 2011 and 4.3% in fiscal 2010.  The improvement from fiscal 2010 reflects efforts to work with our customers to improve their forecasting and product mix to better address their inventory requirements.

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

In the ordinary course of business, we have established an allowance for doubtful accounts and customer deductions based upon the evaluation of accounts receivable aging, specific exposures and historical trends.  Our allowance for doubtful accounts and customer deductions is a subjective critical estimate that has a direct impact on reported net earnings.  The allowance for doubtful accounts was $31.1 million and $33.9 million as of June 30, 2012 and 2011, respectively.  The allowance for doubtful accounts was reduced by $13.8 million, $9.9 million and $15.8 million for customer deductions and write-offs in fiscal 2012, 2011 and 2010, respectively, and increased by $11.0 million, $9.5 million and $8.7 million for additional provisions in fiscal 2012, 2011 and 2010, respectively.

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

The discount rate for each plan used for determining future net periodic benefit cost is based on a review of highly rated long-term bonds.  For fiscal 2012, we used a discount rate for our Domestic Plans of 5.40% and varying rates on our international plans of between 1.25% and 8.25%.  The discount rate for our Domestic Plans is based on a bond portfolio that includes only long-term bonds with an Aa rating, or equivalent, from a major rating agency.  We believe the timing and amount of cash flows related to the bonds included in this portfolio is expected to match the estimated defined benefit payment streams of our Domestic Plans.  For fiscal 2012, we used an expected return on plan assets of 7.75% for our U.S. Qualified Plan and varying rates of between 2.00% and 8.25% for our international plans.  In determining the long-term rate of return for a plan, we consider the historical rates of return, the nature of the plan’s investments and an expectation for the plan’s investment strategies.  See “Item 8.  Financial Statements and Supplementary Data – Note 13 – Pension, Deferred Compensation and Post-retirement Benefit Plans” for details regarding the nature of our pension and post-retirement plan investments.  The difference between actual and expected return on plan assets is reported as a component of accumulated other comprehensive income.  Those gains/losses that are subject to amortization over future periods will be recognized as a component of the net periodic benefit cost in such future periods.  For fiscal 2012, our pension plans had actual return on assets of approximately $76 million as compared with expected return on assets of approximately $60 million, which resulted in a net deferred gain of approximately $16 million, substantially all of which is currently subject to be amortized over periods ranging from approximately 6 to 22 years.  The actual return on plan assets was primarily related to the strong performance of the fixed income investments during the past fiscal year.

A 25 basis-point change in the discount rate or the expected rate of return on plan assets would have had the following effect on fiscal 2012 pension expense:

(In millions)	25 Basis-Point Increase	25 Basis-Point Decrease

Discount rate	$(3.4)	$3.3
Expected return on assets	$(2.2)	$2.2

Our post-retirement plans are comprised of health care plans that could be impacted by health care cost trend rates, which may have a significant effect on the amounts reported.  A one-percentage-point change in assumed health care cost trend rates for fiscal 2012 would have had the following effects:

(In millions)	One-Percentage-Point Increase	One-Percentage-Point Decrease

Effect on total service and interest costs	$1.2	$(1.0)
Effect on post-retirement benefit obligations	$13.9	$(12.6)

For fiscal 2013, we are using a discount rate for the Domestic Plans of 3.90% and varying rates for our international plans of between 1.00% and 7.00%.  We are using an expected return on plan assets of 7.50% for the U.S. Qualified Plan and varying rates for our international pension plans of between 2.25% and 7.00%.  The net change in these assumptions from those used in fiscal 2012 will result in an increase in pension expense of approximately $19 million in fiscal 2013.  We will continue to monitor the market conditions relative to these assumptions and adjust them accordingly.

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

The key estimates and factors used in these two approaches include, but are not limited to, revenue growth rates and profit margins based on internal forecasts, terminal value, the weighted-average cost of capital used to discount future cash flows and comparable market multiples.  The fiscal 2012 compound annual growth rate of sales for the first five to eight years of our projections, as considered appropriate for the individual reporting units, ranged between 5% and 18% with the higher growth rates in those reporting units that start with the smallest base in fiscal 2012.  The fiscal 2011 compound annual growth rate of sales for the first five to eight years of our projections ranged between 3% and 19% with the higher growth rates in those reporting units that start with the smallest base in fiscal 2011.  For reporting units with positive earnings, growth in the corresponding earnings before interest and taxes ranged from 7% to 47% in fiscal 2012 as compared with 6% to 109% in fiscal 2011.  The terminal growth rates were projected at 3% after five to eight years in fiscal 2012 and fiscal 2011, which reflects our estimate of long term market and gross domestic product growth.  The weighted-average cost of capital used to discount future cash flows ranged from 8% to 16% in fiscal 2012 as compared with 7.5% to 16% in fiscal 2011.  The range of market multiples used in our fiscal 2012 impairment testing was from 1.7 to 3.3 times trailing-twelve-month sales and 10.0 to 12.5 times trailing-twelve-month earnings before interest, taxes and depreciation and amortization.  The range of market multiples used in our fiscal 2011 impairment testing was from 1.5 to 3 times trailing-twelve-month sales and between 11 to 12 times trailing-twelve-month earnings before interest, taxes and depreciation and amortization.  Future changes in these estimates and assumptions could materially affect the results of our reviews for impairment of goodwill.  However, a decrease of 100 basis points in our terminal growth rate or an increase of 100 basis points in our weighted-average cost of capital would still result in a fair value calculation exceeding our book value for each of our reporting units, except for the Darphin reporting unit, for which a decrease of 75 basis points in our terminal growth rate would still result in a fair value calculation exceeding its book value.  Changes in the valuation assumptions from those used in the prior year primarily reflect the impact of the current economic environment on the reporting units and their projected future results of operations.

To determine fair value of other indefinite-lived intangible assets, we use an income approach, the relief-from-royalty method.  This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset.  Other indefinite-lived intangible assets’ fair values require significant judgments in determining both the assets’ estimated cash flows as well as the appropriate discount and royalty rates applied to those cash flows to determine fair value.  Changes in such estimates or the application of alternative assumptions could produce significantly different results.  The fiscal 2012 and 2011 terminal growth rate applied to future cash flows was 3% and the fiscal 2012 and 2011 discount rates ranged from 10% to 18%.  The fiscal 2012 and 2011 royalty rates ranged from 0.5% to 12%.

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

Income Taxes

We account for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns.  As of June 30, 2012, we have current net deferred tax assets of $247.8 million and non-current net deferred tax assets of $103.1 million.  The net deferred tax assets assume sufficient future earnings for their realization, as well as the continued application of currently anticipated tax rates.  Included in net deferred tax assets is a valuation allowance of $73.2 million for deferred tax assets, where management believes it is more-likely-than-not that the deferred tax assets will not be realized in the relevant jurisdiction.  Based on our assessments, no additional valuation allowance is required.  If we determine that a deferred tax asset will not be realizable, an adjustment to the deferred tax asset will result in a reduction of net earnings at that time.

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

Our derivative financial instruments are recorded as either assets or liabilities on the balance sheet and measured at fair value.  All derivatives outstanding as of June 30, 2012 are (i) designated as a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair-value” hedge), (ii) designated as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“foreign currency cash-flow” hedge), or (iii) not designated as a hedging instrument.  Changes in the fair value of a derivative that is designated and qualifies as a fair-value hedge that is highly effective are recorded in current-period earnings, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on unrecognized firm commitments).  Changes in the fair value of a derivative that is designated and qualifies as a foreign currency cash-flow hedge of a foreign-currency-denominated forecasted transaction that is highly effective are recorded in other comprehensive income (loss) (“OCI”).  Gains and losses deferred in OCI are then recognized in current-period earnings when earnings are affected by the variability of cash flows of the hedged foreign-currency-denominated forecasted transaction (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings).  Changes in the fair value of derivative instruments not designated as hedging instruments are reported in current-period earnings.

For a discussion on the quantitative impact of market risks related to our derivative financial instruments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Market Risk.”

Quantitative Analysis

During the three-year period ended June 30, 2012 there have not been material changes in the assumptions underlying these critical accounting policies, nor to the related significant estimates.  The results of our business underlying these assumptions have not differed significantly from our expectations.

While we believe that the estimates that we have made are proper and the related results of operations for the period are presented fairly in all material respects, other assumptions could reasonably be justified that would change the amount of reported net sales, cost of sales, operating expenses or our provision for income taxes as they relate to the provisions for anticipated sales returns, allowance for doubtful accounts, inventory obsolescence reserve and income taxes.  For fiscal 2012, had these estimates been changed simultaneously by 2.5% in either direction, our reported gross profit would have increased or decreased by approximately $4.8 million, operating expenses would have changed by approximately $0.8 million and the provision for income taxes would have remained unchanged.  The collective impact of these changes on operating income, net earnings attributable to The Estée Lauder Companies Inc., and net earnings attributable to The Estée Lauder Companies Inc. per diluted common share would be an increase or decrease of approximately $5.6 million, $5.6 million and $.01, respectively.

RESULTS OF OPERATIONS

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories which are distributed in over 150 countries and territories.  The following table is a comparative summary of operating results from continuing operations for fiscal 2012, 2011 and 2010 and reflects the basis of presentation described in “Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies and Note 20 – Segment Data and Related Information” for all periods presented.  Products and services that do not meet our definition of skin care, makeup, fragrance and hair care have been included in the “other” category.

	Year Ended June 30
	2012	2011	2010
	(In millions)
NET SALES
By Region:
The Americas	$4,101.1	$3,796.3	$3,442.1
Europe, the Middle East & Africa	3,603.2	3,257.6	2,859.3
Asia/Pacific	2,011.4	1,760.7	1,510.1
	9,715.7	8,814.6	7,811.5
Returns associated with restructuring activities	(2.1)	(4.6)	(15.7)
Net Sales	$9,713.6	$8,810.0	$7,795.8

By Product Category:
Skin Care	$4,225.2	$3,718.6	$3,227.1
Makeup	3,696.8	3,370.8	2,978.2
Fragrance	1,271.0	1,236.0	1,136.9
Hair Care	462.4	432.3	413.9
Other	60.3	56.9	55.4
	9,715.7	8,814.6	7,811.5
Returns associated with restructuring activities	(2.1)	(4.6)	(15.7)
Net Sales	$9,713.6	$8,810.0	$7,795.8

OPERATING INCOME (LOSS)
By Region:
The Americas	$288.4	$244.9	$161.5
Europe, the Middle East & Africa	746.3	651.9	500.8
Asia/Pacific	340.2	252.0	212.3
	1,374.9	1,148.8	874.6
Total charges associated with restructuring activities	(63.2)	(59.4)	(84.7)
Operating Income	$1,311.7	$1,089.4	$789.9

By Product Category:
Skin Care	$746.7	$595.1	$434.3
Makeup	538.0	493.8	416.8
Fragrance	100.1	80.7	26.3
Hair Care	12.2	(9.1)	(6.2)
Other	(22.1)	(11.7)	3.4
	1,374.9	1,148.8	874.6
Total charges associated with restructuring activities	(63.2)	(59.4)	(84.7)
Operating Income	$1,311.7	$1,089.4	$789.9

The following table presents certain consolidated earnings data as a percentage of net sales:

	Year Ended June 30
	2012	2011	2010

Net sales	100.0%	100.0%	100.0%
Cost of sales	20.5	22.0	23.5
Gross profit	79.5	78.0	76.5

Operating expenses:
Selling, general and administrative	65.1	64.7	65.0
Restructuring and other charges	0.7	0.5	0.8
Goodwill impairment	—	0.3	0.2
Impairment of other intangible and long-lived assets	0.2	0.1	0.4
	66.0	65.6	66.4

Operating income	13.5	12.4	10.1
Interest expense, net	0.6	0.7	1.0
Interest expense on debt extinguishment	—	—	0.3
Other income	0.1	—	—

Earnings before income taxes	13.0	11.7	8.8
Provision for income taxes	4.1	3.7	2.6

Net earnings	8.9	8.0	6.2
Net earnings attributable to noncontrolling interests	—	—	(0.1)
Net earnings attributable to The Estée Lauder Companies Inc.	8.9%	8.0%	6.1%

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

We operate on a global basis, with the majority of our net sales generated outside the United States.  Accordingly, fluctuations in foreign currency exchange rates can affect our results of operations.  Therefore, we present certain net sales information excluding the effect of foreign currency rate fluctuations to provide a framework for assessing the performance of our underlying business outside the United States.  Constant currency information compares results between periods as if exchange rates had remained constant period-over-period.  We calculate constant currency information by translating current year results using prior year weighted-average foreign currency exchange rates.

Overview

We believe that the best way to continue to increase stockholder value is to provide our customers and consumers with the products and services that they have come to expect from us in the most efficient and profitable manner while recognizing consumers’ changing shopping habits.  To be the global leader in prestige beauty, we continued to implement a long-term strategy that is guiding us through fiscal 2015.  The strategy has numerous initiatives across geographic regions, product categories, brands and functions that are designed to leverage our strengths, make us more productive and grow our sales.

We believe we have a strong, diverse brand portfolio with global reach and potential, and we plan to continue building upon and leveraging our history of outstanding creativity, innovation and entrepreneurship.  We have succeeded in expanding our “High-Touch” service model and will continue to look for ways to expand it in newer channels and within geographic regions.  As an example, we are developing capabilities to deliver superior retailing experiences, particularly in Company-operated retail stores.  We are expanding our efforts to evolve our e-commerce-based online strategy into a multi-pronged digital strategy encompassing e-commerce, m-commerce, as well as digital and social media.  We are leveraging our regional organization in an effort to assure that we are locally relevant with our products, services, marketing and visual merchandising.

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

We are strengthening our geographic presence by seeking share growth in large, image-building cities within core markets such as the United States, the United Kingdom, France, Italy and Japan.  In addition, we continue to prioritize efforts to expand our presence and accelerate share growth in emerging markets such as China, Russia, the Middle East, Eastern Europe and Brazil and focus on these consumers who either buy in the travel retail channel, in stores at their destinations or when they return to their homes.  We continue to expand our digital presence, which has resulted in growth in net sales of our products sold online.  In North America, we continue to recognize the need to drive profitable growth in our traditional department store channel and see many benefits from the changes we have previously implemented and continue to reshape our organization to meet the needs of the changing retail landscape.  At the same time, we are also expanding our presence in other channels, such as specialty retailers, Company-operated stores and online.  Internationally, we continue to take actions to grow profitability in European perfumeries and pharmacies and in department stores in Asia, while emphasizing our skin care and makeup initiatives to boost our travel retail business and continuing efforts to grow our online, specialty retailer and prestige salon businesses.  The travel retail business continues to be a source of sales growth and profitability.  Our business in this channel is benefiting from the implementation of programs we designed to enhance consumers’ “High-Touch” experiences and convert travelers into purchasers.

We plan to continue to invest in the significant modernization of our global information systems, which includes the Strategic Modernization Initiative (“SMI”) as well as other initiatives, and continue to shift our focus from gift with purchase activities to advertising, merchandising and sampling initiatives.  These initiatives should over time enable overall profitability improvements by enhancing gross margin and supporting efficiencies in select operating expenses, while increasing our strategic investment spending.

Looking ahead to fiscal 2013, we plan to continue building on our strengths.  We have a strong, diverse and highly valuable brand portfolio with global reach and potential, as well as a track record of outstanding creativity, innovation, entrepreneurship and healthy growth.  We plan on continuing to bring highly innovative products to consumers and elevating our personalized “High-Touch” service model.  We are dedicated to investing in select areas to improve our capabilities.  Our main focuses are digital, as it is becoming an integral part of our everyday business, research and development, product innovation, consumer insight and local relevance.  While our overall business is performing well, we continue to see increased weakness due to ongoing global economic uncertainties and volatility in financial markets, particularly in certain Western European countries, Korea and Australia.  We believe we have and will continue to offset to some extent the impact of these events as a result of our strategy to mitigate weaknesses we find in certain areas with strengths in others.  However, if adverse economic conditions or the degree of uncertainty or volatility worsen or are further prolonged, then we expect there to be a negative effect on ongoing consumer confidence, demand and spending and, as a result, our business.  We will continue to monitor these and other risks that may affect our business.

Returns and Charges Associated with Restructuring Activities

In an effort to drive down costs and achieve synergies within our organization, in February 2009, we announced the implementation of a multi-faceted cost savings program (the “Program”) to position the Company to achieve long-term profitable growth.  We anticipate the Program will result in related restructuring and other charges, inclusive of cumulative charges recorded to date and through the remainder of the Program, totaling between $350 million and $450 million before taxes.  While we will continue to seek cost savings opportunities, our current plans are to identify and approve specific initiatives under the Program through calendar 2012 and execute those initiatives through fiscal 2013.  The total amount of charges (pre-tax) associated with the Program recorded, plus other initiatives approved through June 30, 2012, is approximately $361 million to $366 million, of which approximately $251 million to $253 million relates to restructuring charges, approximately $50 million of other costs to implement the initiatives, approximately $42 million to $45 million in sales returns and approximately $18 million in inventory write-offs.  The restructuring charges are comprised of approximately $188 million to $190 million of employee-related costs, approximately $40 million of other exit costs and contract terminations (substantially all of which have resulted in or will result in cash expenditures), and approximately $23 million in non-cash asset write-offs.  The total amount of cumulative charges (pre-tax) associated with the Program recorded from inception through June 30, 2012 was $302.6 million.

We expect that the implementation of this Program, combined with other on-going cost savings efforts, will result in savings of approximately $760 million to $785 million (Program inception through the end of fiscal 2012 is approximately $710 million) including the reduction of certain costs relative to an assumed normalized spending pattern.  Our long-range forecast for operating margin reflects these anticipated savings, net of strategic reinvestments.

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

•                  Turnaround or Exit Unprofitable Operations — To improve the profitability in certain of our brands and regions, we have selectively exited certain channels of distribution, categories and markets, and have made changes to turnaround others.  This included the exit from the global wholesale distribution of our Prescriptives brand, the reformulation of Ojon brand products and the exit from the global distribution of Sean John products.  In connection with these activities, we incurred charges for product returns, inventory write-offs, reduction of workforce and termination of contracts.

•                  Outsourcing — In order to balance the growing need for information technology support with our efforts to provide the most efficient and cost effective solutions, we continued the outsourcing of certain information technology processes.  We incurred costs to transition services to outsource providers and employee-related termination costs.

Restructuring Charges

The following table presents aggregate restructuring charges related to the Program:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Fiscal 2009	$60.9	$4.2	$3.4	$1.8	$70.3
Fiscal 2010	29.3	11.0	2.3	6.2	48.8
Fiscal 2011	34.6	2.4	3.0	1.1	41.1
Fiscal 2012	37.1	1.7	12.6	2.2	53.6
Charges recorded through June 30, 2012	$161.9	$19.3	$21.3	$11.3	$213.8

The following table presents accrued restructuring charges and the related activities under the Program:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Charges	$60.9	$4.2	$3.4	$1.8	$70.3
Cash payments	(7.5)	—	(0.5)	(1.6)	(9.6)
Non-cash write-offs	—	(4.2)	—	—	(4.2)
Translation adjustments	0.6	—	—	—	0.6
Other adjustments	(2.4)	—	—	—	(2.4)
Balance at June 30, 2009	51.6	—	2.9	0.2	54.7

Charges	29.3	11.0	2.3	6.2	48.8
Cash payments	(49.5)	—	(5.1)	(6.0)	(60.6)
Non-cash write-offs	—	(11.0)	—	—	(11.0)
Translation adjustments	(0.8)	—	—	—	(0.8)
Balance at June 30, 2010	30.6	—	0.1	0.4	31.1

Charges	34.6	2.4	3.0	1.1	41.1
Cash payments	(30.6)	—	(2.4)	(1.4)	(34.4)
Non-cash write-offs	—	(2.4)	—	—	(2.4)
Translation adjustments	1.2	—	(0.1)	0.1	1.2
Balance at June 30, 2011	35.8	—	0.6	0.2	36.6

Charges	37.1	1.7	12.6	2.2	53.6
Cash payments	(23.6)	—	(12.4)	(2.0)	(38.0)
Non-cash write-offs	—	(1.7)	—	—	(1.7)
Translation adjustments	(1.4)	—	—	0.1	(1.3)
Balance at June 30, 2012	$47.9	$—	$0.8	$0.5	$49.2

Accrued restructuring charges at June 30, 2012 are expected to result in cash expenditures funded from cash provided by operations of approximately $35 million, $12 million and $2 million in fiscal 2013, 2014 and 2015, respectively.

Total Returns and Other Charges Associated with Restructuring Activities

The following table presents total charges associated with restructuring and other activities related to the Program:

	Year Ended June 30
	2012	2011	2010
(In millions)

Sales returns (included in Net Sales)	$2.1	$4.6	$15.7
Cost of sales	1.5	5.8	7.9
Restructuring charges	53.6	41.1	48.8
Other charges	6.0	7.9	12.3
Total returns and charges associated with restructuring activities	$63.2	$59.4	$84.7

During fiscal 2012, we recorded $2.1 million reflecting sales returns (less related cost of sales of $0.3 million) and a write-off of inventory of $1.8 million associated with exiting unprofitable operations.

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

Goodwill and Other Intangible Asset Impairments

During the second quarter of fiscal 2012, the Ojon reporting unit identified a potential decline in its projected results of operations, primarily resulting from a softness in the direct response television channel, which caused us to review and revise Ojon’s long-term forecast.  We concluded that these changes in the business of the Ojon reporting unit triggered the need for an interim impairment test of its trademarks as of December 31, 2011.  These changes in circumstances were also an indicator that the carrying amount of the customer list may not be recoverable.  We performed an interim impairment test for the trademarks and a recoverability test for the customer list as of December 31, 2011.  For the trademarks, we concluded that the carrying value exceeded its estimated fair value, which was based on the use of a royalty rate to determine discounted projected future cash flows (“relief-from-royalty method”).  As a result, we recognized an impairment charge of $6.7 million.  This charge was reflected in the hair care product category and in the Americas region.  We concluded that the carrying value of the customer list was recoverable.

As of our annual step-one goodwill impairment test on April 1, 2012, all reporting units’ fair values substantially exceeded their respective carrying values and the fair values of all other indefinite-lived intangible assets substantially exceeded their respective carrying values, except as noted below.  We determined that the carrying value of the Ojon brand trademark exceeded its estimated fair value, which was based on the relief-from-royalty method.  As a result, we recognized an impairment charge of $3.3 million for the remaining carrying value of the related trademark.  We also determined that the future cash flows associated with the Ojon brand customer list were less than its carrying value.  As the remaining carrying value of the customer list is not recoverable, we recognized an impairment charge of $11.7 million.  These impairment charges were reflected in the hair care product category and in the Americas region.

During the fourth quarter of fiscal 2012, the Darphin reporting unit experienced an unanticipated deterioration in its results of operations due to softness in its European business, which is its primary market.  Based on a qualitative analysis, we reviewed and revised Darphin’s long-term forecast.  We concluded that these changes in circumstances triggered the need for an impairment test of the reporting unit’s trademark and goodwill as of June 30, 2012.  We determined that the trademark was not impaired, with the estimated fair value exceeding the carrying value by less than 2%.  As of June 30, 2012, the carrying value of the trademark was $7.9 million.  The estimated fair value of the trademark was based upon the relief-from-royalty method.  The key assumptions that were used to determine the estimated fair value of the trademark were based on the expectation that the economic uncertainties in Europe would be temporary and not permanent in nature.  If the decline in this market is more severe than we have anticipated, or other business disruptions arise, a resulting change in the key assumptions could have a negative impact on the estimated fair value of this trademark and it is possible we could recognize an impairment charge in the future.  After completing the interim impairment test on the trademark, we completed step one of the impairment test for goodwill and concluded that the fair value of the Darphin reporting unit was substantially in excess of its carrying value including goodwill.

Although our consolidated financial performance exceeded our expectations for fiscal 2012, we expect global economic conditions, uncertainties and volatility to impact our business.  As the duration and magnitude of the volatility of the current economic conditions remain uncertain, we will continue to monitor and evaluate the potential impact on our business and on our annual impairment testing.  Accordingly, it is possible that we would recognize an impairment charge in the future with respect to goodwill, other intangible assets and/or long-lived assets.

Fiscal 2012 as Compared with Fiscal 2011

NET SALES

Net sales increased 10%, or $903.6 million, to $9,713.6 million, reflecting growth in all of our major product categories within each geographic region.  The impact of foreign currency translation on net sales was de minimis.

The following discussions of Net Sales by Product Categories and Geographic Regions exclude the impact of returns associated with restructuring activities of $2.1 million and $4.6 million recorded during fiscal 2012 and fiscal 2011, respectively.  We believe the following analysis of net sales better reflects the manner in which we conduct and view our business.  In the fiscal 2012 third quarter,  we established a provision for then-anticipated returns of approximately $16 million as a result of repositioning certain products due to changes in regulations related to sunscreen products in the United States.  These regulations were subsequently deferred and, accordingly, we reversed this provision in the fiscal 2012 fourth quarter.  As the identified products are expected to be sold in the ordinary course of business, we do not expect any significant financial impact due to these regulations.

Product Categories

Skin Care

Net sales of skin care products increased 14%, or $506.6 million, to $4,225.2 million, primarily reflecting the continued success of our strategic focus on growing this category.  The recent launches of Turnaround Overnight Radiance Moisturizer, Moisture Surge Intense and Repairwear Uplifting Firming Cream from Clinique and Revitalizing Supreme Global Anti-Aging Creme from Estée Lauder contributed incremental sales of approximately $78 million, combined.  Higher sales of Idealist Even Skintone Illuminator, Advanced Night Repair Synchronized Recovery Complex and Idealist Cooling Eye Illuminator from Estée Lauder and various products from La Mer and Origins contributed approximately $237 million, combined, to the increase.  The relaunch of the reformulated Resilience Lift and Nutritious Vita-Mineral lines of products from Estée Lauder contributed incremental sales of approximately $187 million, combined.  This growth was partially offset by approximately $112 million of lower sales from the existing line of Resilience Lift Extreme products from Estée Lauder and Cyber White EX from Clinique.  Excluding the impact of foreign currency translation, skin care net sales increased 13%.

Makeup

Makeup net sales increased 10%, or $326.0 million, to $3,696.8 million, primarily reflecting an increase in net sales from our makeup artist brands of approximately $218 million, combined.  The recent launches of Repairwear Laser Focus All-Smooth Makeup and Lid Smoothie Antioxidant 8-Hour Eye Colour from Clinique and Doublewear Stay-In-Place Makeup from Estée Lauder contributed approximately $85 million, combined, to the increase.  Higher sales of Even Better Makeup and Chubbystick Moisturizing Lip Colour balm from Clinique contributed approximately $41 million to the increase.  This growth was partially offset by lower sales of Doublewear Powder Makeup and Doublewear Stay-in-Place Flawless Wear Concealer from Estée Lauder and Repairwear Anti-Aging Makeup from Clinique of approximately $34 million, combined.  The impact of foreign currency translation on makeup net sales was de minimis.

Fragrance

Net sales of fragrance products increased 3%, or $35.0 million, to $1,271.0 million.  Incremental sales from the recent launches of Estée Lauder Sensuous Nude and DKNY Golden Delicious contributed approximately $58 million, combined, to the category.  Higher sales from Jo Malone and Tom Ford fragrances contributed approximately $37 million to the increase.  Partially offsetting these increases were approximately $68 million, combined, of lower sales of DKNY Be Delicious, Estée Lauder Sensuous, pureDKNY and Estée Lauder pleasures bloom.  The impact of foreign currency translation on fragrance net sales was de minimis.

Hair Care

Hair care net sales increased 7%, or $30.1 million, to $462.4 million, reflecting an increase in sales generated from expanded global distribution.  The category also benefited from new launches including the Invati line of products from Aveda and Concen-Straight from Bumble and bumble.  Partially offsetting these increases were lower net sales of Ojon brand products due, in part, to softness in our business in the direct response television channel.  The impact of foreign currency translation on hair care net sales was de minimis.

Geographic Regions

Net sales in the Americas increased 8%, or $304.8 million, to $4,101.1 million.  The increase during the current year was primarily attributable to growth in the United States of approximately $257 million, primarily due to new product offerings from our heritage and makeup artist brands, as well as an increase in sales of our higher-end prestige skin care products.  These increases reflect, in part, our ongoing efforts to work with retailers in the U.S. department store channel on strengthening the “High-Touch” concepts used to help market our products.  Net sales in Latin America increased approximately $30 million, primarily reflecting growth in Brazil and Chile.  Net sales in Canada increased approximately $19 million, primarily reflecting increased sales from our heritage and makeup artist brands.  The impact of foreign currency translation on net sales in the Americas was de minimis.

In Europe, the Middle East & Africa, net sales increased 11%, or $345.6 million, to $3,603.2 million, due to growth in each major product category reflecting our strategy to strengthen our geographic presence and continue to succeed in the travel retail channel.  Due to the economic uncertainties in Europe, our business in some countries experienced slower than anticipated net sales growth.  Accordingly, we remain cautious in the near term.  Net sales increases of approximately $313 million were driven by our travel retail business, the United Kingdom, the Middle East, Germany and Italy.  The net sales improvement in our travel retail business reflected an increase in global airline passenger traffic, new points of distribution and benefits of programs designed to enhance consumers’ “High-Touch” experiences and convert travelers into purchasers.  The growth in the United Kingdom, Germany and Italy was primarily attributable to successful launches of skin care and makeup products from certain of our heritage brands, as well as higher combined sales from our makeup artist brands.  Net sales in the Middle East benefited from a new fragrance launch designed specifically for consumers there, in line with our strategy to be locally relevant.  These increases were partially offset by lower net sales in Russia, Spain and the Balkans of approximately $25 million, combined.  The lower net sales in Russia primarily reflected destocking associated with ongoing challenges with a certain customer.  Net sales in Spain and the Balkans declined primarily due to difficult economic environments.  Excluding the impact of foreign currency translation, net sales in Europe, the Middle East & Africa increased 12%.

Net sales in Asia/Pacific increased 14%, or $250.7 million, to $2,011.4 million, reflecting growth in each major product category and from most countries in the region, several of which had a significant favorable impact of foreign currency translation.  Net sales of approximately $193 million were driven by China, Hong Kong and Thailand, combined, primarily reflecting strong sales of skin care and makeup products.  While we gained share in the prestige business in China, we are cautious that macroeconomic factors may temper the future growth trend of the Chinese economy.  Our businesses in Japan, Korea and Australia continued to be challenged due to difficult economic conditions, but we reported net sales gains of approximately $37 million, combined, which for both Japan and Australia were generated predominantly from the strengthening of their respective currencies.  Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 11%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales decreased to 20.5% as compared with 22.0% in the prior year.  This improvement primarily reflected our efforts in connection with the Program, including strategic changes in the mix of our business and pricing of approximately 140 basis points, favorable manufacturing variances of approximately 10 basis points and the favorable effect of exchange rates of approximately 10 basis points.  These improvements were partially offset by an increase in obsolescence charges of approximately 10 basis points.

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

OPERATING EXPENSES

Operating expenses as a percentage of net sales increased to 66.0% as compared with 65.6% in the prior year.  This change reflected increased spending in advertising, merchandising and sampling costs in line with our strategy of approximately 80 basis points, higher costs related to stock-based compensation of approximately 20 basis points, an increase in general and administrative costs of approximately 10 basis points and higher charges associated with restructuring activities of approximately 10 basis points.  Partially offsetting these changes were lower selling and shipping costs as a percentage of net sales of approximately 50 basis points, lower charges associated with goodwill and other intangible asset impairments of approximately 20 basis points and a favorable change in foreign exchange transactions of approximately 10 basis points.

Changes in advertising, merchandising and sampling spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.  We anticipate higher investment spending on global advertising, merchandising and sampling to support major launches and existing franchises for fiscal 2013.

OPERATING RESULTS

Operating income increased 20%, or $222.3 million, to $1,311.7 million.  Operating margin increased to 13.5% of net sales as compared with 12.4% in the prior year, reflecting our higher gross margin, partially offset by the increase in our operating expense margin, as previously discussed.  The following discussions of Operating Results by Product Categories and Geographic Regions exclude the impact of total returns and charges associated with restructuring activities of $63.2 million, or 0.7% of net sales, in fiscal 2012 and $59.4 million, or 0.7% of net sales, in fiscal 2011.  We believe the following analysis of operating results better reflects the manner in which we conduct and view our business.  In the fiscal 2012 third quarter, we established a provision for then-anticipated returns of approximately $16 million as a result of repositioning certain products due to changes in regulations related to sunscreen products in the United States.  These regulations were subsequently deferred and, accordingly, we reversed this provision in the fiscal 2012 fourth quarter.  As the identified products are expected to be sold in the ordinary course of business, we do not expect any significant financial impact due to these regulations.

Product Categories

Skin care operating income increased 25%, or $151.6 million, to $746.7 million, primarily reflecting improved results from higher-margin product launches from certain of our heritage brands, as well as increased results from higher-end prestige skin care products.  Makeup operating income increased 9%, or $44.2 million, to $538.0 million, primarily reflecting improved results from our makeup artist brands.  Both our skin care and makeup categories were impacted by higher investment spending on global advertising, merchandising and sampling to support major launches and existing franchises in line with our strategy.  Fragrance operating income increased 24%, or $19.4 million, to $100.1 million, primarily reflecting improved cost of goods and a more strategically focused approach to spending from our heritage brands as part of our strategy to improve profitability.  Hair care operating results increased over 100%, or $21.3 million, to $12.2 million, primarily reflecting expanded global distribution, improved results driven by new product launches, as well as a favorable comparison to the prior year which was impacted by higher goodwill and other intangible asset impairment charges of $15 million.

Geographic Regions

Operating income in the Americas increased 18%, or $43.5 million, to $288.4 million, primarily reflecting improved results from our heritage and makeup artist brands that were driven by improved category mix, as well as a favorable comparison to the prior year which was impacted by higher goodwill and other intangible asset impairment charges of $16 million.  Partially offsetting these improvements was the level of strategic investment spending in the current year.

In Europe, the Middle East & Africa, operating income increased 14%, or $94.4 million, to $746.3 million.  Higher results from our travel retail business and the Middle East totaled approximately $109 million, combined.  Partially offsetting these improvements were lower results in Russia and France of approximately $28 million, combined.  The lower results in Russia primarily reflected strategic investment spending to support this emerging market, coupled with a decrease in sales as a result of destocking associated with ongoing challenges with a certain customer.  The lower results in France primarily reflected strategic investment spending.

In Asia/Pacific, operating income increased 35%, or $88.2 million, to $340.2 million.  Most countries in the region reported higher operating results, led by approximately $70 million in Hong Kong, China, Japan and Korea, combined.

INTEREST EXPENSE, NET

Net interest expense was $61.1 million as compared with $63.9 million in the prior year.  Interest expense decreased due to the replacement of our 6.00% Senior Notes in January 2012 with commercial paper.

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

The effective income tax rate for fiscal 2012 was 31.8% as compared with 31.4% in the prior year.  The increase in the effective income tax rate of 40 basis points was principally due to a decrease in favorable tax reserve adjustments as compared with the prior year partially offset by a lower effective tax rate related to our foreign operations.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

Net earnings attributable to The Estée Lauder Companies Inc. as compared with fiscal 2011 increased 22%, or $156.1 million, to $856.9 million and diluted net earnings per common share increased 24% from $1.74 to $2.16.  The results in the current year include the impact of total returns and charges associated with restructuring activities of $44.1 million, after tax, or $.11 per diluted common share.  The results in fiscal 2011 include the impact of total returns and charges associated with restructuring activities of $41.7 million, after tax, or $.10 per diluted common share.

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

Product Categories

Skin Care

Net sales of skin care products increased 15%, or $491.5 million, to $3,718.6 million, reflecting the success of our strategic focus on growing this category.  The fiscal 2011 launches of the Re-Nutriv Ultimate Lift Age-Correcting and Hydrationist Collections, Idealist Even Skintone Illuminator and Idealist Cooling Eye Illuminator from Estée Lauder contributed incremental sales of approximately $102 million, combined.  Also contributing incremental sales to the category were the fiscal 2011 launches of Repairwear Laser Focus Wrinkle & UV Damage Corrector from Clinique and the Plantscription line of products from Origins of approximately $88 million, combined.  The fiscal 2011 launches of The Eye Balm Intense and The Radiant Serum from La Mer contributed additional sales of approximately $25 million, combined.  Increased sales of Advanced Night Repair Eye Synchronized Complex from Estée Lauder and Even Better Clinical Dark Spot Corrector from Clinique, which were launched in fiscal 2010, contributed approximately $232 million to the net sales growth.  Higher sales of the Time Zone line of products from Estée Lauder, Derma White Clinical from Clinique and The Regenerating Serum from La Mer contributed approximately $48 million to the increase.  These increases were partially offset by approximately $108 million of lower sales from existing products in the Advanced Night Repair line from Estée Lauder and Cyber White EX from Clinique.  Excluding the impact of foreign currency translation, skin care net sales increased 13%.

Makeup

Makeup net sales increased 13%, or $392.6 million, to $3,370.8 million.  The increase in makeup net sales primarily reflected higher net sales from our makeup artist brands and the inclusion of Smashbox of approximately $322 million, combined.  The fiscal 2011 launches of Pure Color eyeshadow products and Pure Color Long Lasting Lipstick from Estée Lauder and Redness Solutions Makeup from Clinique contributed approximately $57 million, to the increase.  The higher results also reflected the favorable comparison to fiscal 2010 which included a charge related to our long-term perfumery strategy, as previously discussed, of approximately $27 million.  These increases were partially offset by lower sales of Prescriptives products due to the exit from the global wholesale distribution of the brand in fiscal 2010, as well as lower sales of Superfit Makeup from Clinique and Resilience Lift Extreme Makeup from Estée Lauder of approximately $45 million, combined.  Excluding the impact of foreign currency translation, makeup net sales increased 12%.

Fragrance

Net sales of fragrance products increased 9%, or $99.1 million, to $1,236.0 million.  Incremental sales from the fiscal 2011 launches of Estée Lauder pleasures bloom and Hilfiger Loud for Her contributed approximately $34 million to the category.  Higher sales of Coach Poppy, pureDKNY and various Jo Malone and Tom Ford fragrances contributed approximately $63 million to the increase.  Partially offsetting these increases were lower sales of DKNY Delicious Candy Apples, Estée Lauder Sensuous and I Am King Sean John of approximately $18 million, combined.  While results in fiscal 2011 reflected the implementation of our long-term strategy for the category, we continue to expect challenges due to competitive dynamics.  Excluding the impact of foreign currency translation, fragrance net sales increased 8%.

Hair Care

Hair care net sales increased 4%, or $18.4 million, to $432.3 million, primarily reflecting the fiscal 2011 launches of Be Curly Style-Prep and Control Force from Aveda.  The category also benefited from net sales generated from expanded global distribution.  These increases were partially offset by the reformulation of Ojon brand products, which was relaunched in the fourth quarter of fiscal 2011.  The impact of foreign currency translation on hair care net sales was de minimis.

Geographic Regions

Net sales in the Americas increased 10%, or $354.2 million, to $3,796.3 million.  The increase in fiscal 2011 was primarily attributable to growth in the United States and Canada from our heritage and makeup artist brands, which benefited from an improved retail environment, new skin care and makeup product offerings and an increase in sales of higher-end prestige skin care products.  Net sales also reflected the addition of the Smashbox brand to our portfolio.  While partially offset by the exit from the global wholesale distribution of the Prescriptives brand and the fiscal 2011 reformulation of Ojon brand products, all of these factors contributed to higher net sales in the United States and Canada of approximately $328 million.  We continued to work with retailers in the U.S. department store channel on strengthening the “High-Touch” concepts used to help market our products.  Net sales in Latin America increased approximately $26 million, reflecting growth in emerging markets such as Brazil.  The growth in this region was partially offset by the impact of unfavorable exchange rates in Venezuela.  The impact of foreign currency translation on the Americas net sales was de minimis.

In Europe, the Middle East & Africa, net sales increased 14%, or $398.3 million, to $3,257.6 million, due to growth from our travel retail business and from most countries in the region and from each product category.  This reflected our strategy to strengthen our geographic presence and to succeed in the travel retail channel.  Approximately $306 million of the increased net sales came from our travel retail business, the United Kingdom, Russia, the Middle East, South Africa and France.  This was attributable to improved retail environments, successful launches of skin care products and higher combined sales from our makeup artist brands.  The net sales improvement in our travel retail business also reflected an increase in global airline passenger traffic, new points of distribution and benefits of programs designed to enhance consumers’ “High-Touch” experiences and convert travelers into purchasers.  The higher results also reflect the favorable comparison to fiscal 2010 which included a charge related to our long-term perfumery strategy of approximately $31 million, as previously discussed.  Partially offsetting these increases were lower net sales of approximately $13 million in the Balkans and Spain, primarily reflecting the economic situation in those markets.  The impact of foreign currency translation on Europe, the Middle East & Africa net sales was de minimis.

Net sales in Asia/Pacific increased 17%, or $250.6 million, to $1,760.7 million, reflecting growth from all countries in the region and each product category.  This reflected our strategy to strengthen and expand our geographic presence in Asia, particularly in China.  Approximately $181 million of this increase was generated in China, Hong Kong, Korea and Taiwan primarily reflecting strong sales of skin care products.  Our businesses in Japan and Australia continued to be challenged due to difficult economic conditions, but they reported net sales gains of approximately $33 million, which were generated from the strengthening of their respective currencies.  The region also benefited from the favorable impact of foreign currency translation.  Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 10%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales decreased to 22.0% as compared with 23.5% in fiscal 2010.  This improvement primarily reflected our efforts in connection with the Program, including favorable changes in the mix of our business of approximately 70 basis points and favorable manufacturing variances of 30 basis points.  Also contributing to the improvements of cost of sales margin was the favorable effect of exchange rates of 30 basis points and a decrease in obsolescence charges of approximately 20 basis points.

OPERATING EXPENSES

Operating expenses as a percentage of net sales decreased to 65.6% as compared with 66.4% in fiscal 2010, and reflects the impact of the strong growth in net sales during fiscal 2011.  This improvement primarily reflected lower selling and shipping costs as a percentage of net sales of approximately 120 basis points due to various cost containment efforts implemented as part of the Program and a strategically focused approach to spending.  Also contributing to the improvement were a decrease in general and administrative costs as a percentage of net sales of 40 basis points, lower charges associated with restructuring activities of 20 basis points, lower charges associated with intangible asset impairments of 20 basis points and lower net losses from foreign exchange transactions of 10 basis points.  Partially offsetting these improvements were increased spending in advertising, merchandising and sampling costs in line with our strategy of 120 basis points and higher costs related to stock-based compensation of approximately 30 basis points.

Changes in advertising, merchandising and sampling spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

OPERATING RESULTS

Operating income increased 38%, or $299.5 million, to $1,089.4 million.  Operating margin improved to 12.4% of net sales as compared with 10.1% in fiscal 2010, reflecting our higher gross margin and the decrease in our operating expense margin, as previously discussed.  The following discussions of Operating Results by Product Categories and Geographic Regions exclude the impact of total returns and charges associated with restructuring activities of $59.4 million, or 0.7% of net sales, in fiscal 2011 and $84.7 million, or 1.1% of net sales, in fiscal 2010.  We believe the following analysis of operating results better reflects the manner in which we conduct and view our business.

Product Categories

All product categories benefited from initiatives we implemented as part of the Program including a more strategically focused approach to spending.  Skin care operating income increased 37%, or $160.8 million, to $595.1 million, primarily reflecting improved results from all of our heritage brands driven by increased net sales from higher-margin product launches.  Makeup operating income increased 18%, or $77.0 million, to $493.8 million, primarily reflecting improved results from our makeup artist brands and from our larger heritage brands.  The higher results also reflected the favorable comparison to fiscal 2010 which included a charge to the category related to our long-term perfumery strategy, as previously discussed, of approximately $30 million.  Fragrance operating income increased over 100%, or $54.4 million, to $80.7 million, primarily reflecting higher net sales from Estée Lauder and designer fragrances driven by fiscal 2011 product launches, improved cost of goods and a more strategically focused approach to spending as part of our strategy to improve profitability.  Hair care operating results decreased 47%, or $2.9 million, reflecting the reformulation and relaunch of Ojon brand products in the fourth quarter of fiscal 2011.  This decrease was partially offset by higher results from Aveda.  The category also reflected goodwill and other intangible asset impairment charges of $33 million as compared with $36 million in fiscal 2010.

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

In Europe, the Middle East & Africa, operating income increased 30%, or $151.1 million, to $651.9 million, reflecting higher results from our travel retail business, Russia, the United Kingdom and the Middle East of approximately $94 million, combined.  Partially offsetting these improvements were lower results in the Balkans and Spain of approximately $9 million, combined.  The higher results also reflected a favorable comparison to fiscal 2010 which included a charge related to our long-term perfumery strategy, as previously discussed, of approximately $34 million.

In Asia/Pacific, operating income increased 19%, or $39.7 million, to $252.0 million.  Virtually all countries in the region reported higher operating results, led by approximately $46 million in China, Hong Kong, Taiwan and Malaysia, combined.  Partially offsetting these increases were lower operating results of approximately $7 million in Japan and Australia.

INTEREST EXPENSE, NET

Net interest expense was $63.9 million as compared with $74.3 million in fiscal 2010.  Interest expense decreased primarily due to a reduction of debt balances that resulted from the $200 million debt tender offer we completed in the fourth quarter of fiscal 2010.

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

The effective income tax rate for fiscal 2011 was 31.4% as compared with 29.9% in fiscal 2010.  The increase in the effective income tax rate of 150 basis points was principally due to a decrease in favorable tax reserve adjustments as compared with fiscal 2010.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

Net earnings attributable to The Estée Lauder Companies Inc. as compared with fiscal 2010 increased 47%, or $222.5 million, to $700.8 million and diluted net earnings per common share increased 46% from $1.19 to $1.74.  The results in fiscal 2011 included the impact of total returns and charges associated with restructuring activities of $41.7 million, after tax, or $.10 per diluted common share.  The results in fiscal 2010 included the impact of total returns and charges associated with restructuring activities of $55.9 million, after tax, or $.14 per diluted common share and interest expense on debt extinguishment of $17.5 million, after tax, or $.04 per diluted common share.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad.  At June 30, 2012, we had cash and cash equivalents of $1,347.7 million compared with $1,253.0 million at June 30, 2011.  Our cash and cash equivalents are maintained at a number of financial institutions.  As of June 30, 2012, approximately 17% of the total balance was insured by governmental agencies.  To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength and perform ongoing evaluations of these institutions to limit our concentration risk exposure.

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

Based on past performance and current expectations, we believe that cash on hand, cash generated from operations, available credit lines and access to credit markets will be adequate to support currently planned business operations, information systems enhancements, capital expenditures, potential stock repurchases, commitments and other contractual obligations on both a near-term and long-term basis.  Our cash and cash equivalents balance at June 30, 2012 includes approximately $708 million of cash in offshore jurisdictions associated with our permanent reinvestment strategy.  We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic debt or working capital obligations.  If these indefinitely reinvested earnings were repatriated into the United States as dividends, we would be subject to additional taxes.

The effects of inflation have not been significant to our overall operating results in recent years.  Generally, we have been able to introduce new products at higher prices, increase prices and implement other operating efficiencies to sufficiently offset cost increases, which have been moderate.

Credit Ratings

Changes in our credit ratings will likely result in changes in our borrowing costs.  Our credit ratings also impact the cost of our revolving credit facility as discussed below.  Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing.  A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating.  As of August 13, 2012, our commercial paper is rated A-1 by Standard & Poor’s and P-1 by Moody’s and our long-term debt is rated A with a stable outlook by Standard & Poor’s and A2 with a stable outlook by Moody’s.

Debt

At June 30, 2012, our outstanding borrowings were as follows:

(In millions)	Long-term Debt	Current Debt	Total Debt

6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (1) (4)	$296.4	$—	$296.4
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”) (2)	197.7	—	197.7
5.55% Senior Notes, due May 15, 2017 (“2017 Senior Notes”) (3) (4)	334.9	—	334.9
7.75% Senior Notes, due November 1, 2013 (“2013 Senior Notes”) (4)	230.1	—	230.1
Commercial paper maturing through July 2012 (0.18% average interest rate)	—	200.0	200.0
Other borrowings	10.0	19.0	29.0
	$1,069.1	$219.0	$1,288.1

(1)	Consists of $300.0 million principal and unamortized debt discount of $3.6 million.
(2)	Consists of $200.0 million principal and unamortized debt discount of $2.3 million.
(3)	Consists of $300.0 million principal, unamortized debt discount of $0.2 million and a $35.1 million adjustment to reflect the fair value of terminated interest rate swaps.
(4)	As of June 30, 2012, we were in compliance with all restrictive covenants, including limitations on indebtedness and liens, and expect continued compliance.

In August 2012, we issued $250.0 million of 2.35% Senior Notes due August 15, 2022 (“2022 Senior Notes”) and $250.0 million of 3.70% Senior Notes due August 15, 2042 (“2042 Senior Notes”) in a public offering.  The 2022 Senior Notes were priced at 99.911% with a yield of 2.360%.  The 2042 Senior Notes were priced at 99.567% with a yield of 3.724%.  Interest payments on both notes are required to be made semi-annually on February 15 and August 15, commencing February 15, 2013.  On August 2, 2012, we called for redemption all of the outstanding 2013 Senior Notes on September 4, 2012.  We intend to use approximately $250 million of the net proceeds of the offering for the redemption, of which approximately $18 million to $20 million represents debt extinguishment costs, and to use the remaining amounts for general corporate purposes.

We have a $750.0 million commercial paper program under which we may issue commercial paper in the United States.  At June 30, 2012, we had $200.0 million of commercial paper outstanding, which we may refinance on a periodic basis as it matures at then-prevailing market interest rates.  At August 13, 2012, we had $200.0 million of commercial paper outstanding.  We also have $164.9 million in additional uncommitted credit facilities, of which $7.1 million was used as of June 30, 2012.  We do not anticipate difficulties in securing this form of working capital financing.

We have a $1.0 billion senior unsecured revolving credit facility that expires on July 14, 2015 (the “Facility”).  The Facility may be used to provide credit support for our commercial paper program and for general corporate purposes.  Up to the equivalent of $250 million of the Facility is available for multi-currency loans.  The interest rate on borrowings under the Facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or ½% plus the Federal funds rate.  We incurred costs of approximately $1 million to establish the Facility which are being amortized over the term of the Facility.  The Facility has an annual fee of $0.7 million, payable quarterly, based on our current credit ratings.  The Facility also contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $100.0 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under this facility.  At June 30, 2012, no borrowings were outstanding under this agreement.

We have a fixed rate promissory note agreement with a financial institution pursuant to which we may borrow up to $150.0 million in the form of loan participation notes through one of our subsidiaries in Europe.  The interest rate on borrowings under this agreement is at an all-in fixed rate determined by the lender and agreed to by us at the date of each borrowing.  At June 30, 2012, no borrowings were outstanding under this agreement.  Debt issuance costs incurred related to this agreement were de minimis.

We have an overdraft borrowing agreement with a financial institution pursuant to which our subsidiary in Turkey may be credited to satisfy outstanding negative daily balances arising from its business operations.  In June 2012, we reduced the maximum total available balance outstanding of the overdraft borrowing agreement from 40.0 million Turkish lira ($22.0 million at the exchange rate at June 30, 2012) to 25.0 million Turkish lira ($13.8 million at the exchange rate at June 30, 2012).  The interest rate applicable to each such credit shall be up to a maximum of 175 basis points per annum above the spot rate charged by the lender or the lender’s floating call rate agreed to by us at each borrowing.  There were no debt issuance costs incurred related to this agreement.  The outstanding balance at June 30, 2012 was 12.9 million Turkish lira ($7.1 million at the exchange rate at June 30, 2012) and is classified as short-term debt in our consolidated balance sheet.

Total debt as a percent of total capitalization (excluding noncontrolling interests) was 32% at June 30, 2012 and June 30, 2011.

Cash Flows

Net cash provided by operating activities was $1,126.7 million, $1,027.0 million and $956.7 million in fiscal 2012, 2011 and 2010, respectively.  The increase in cash flows from operating activities as compared with fiscal 2011 was primarily driven by an increase in net earnings, favorable levels of accounts payable, primarily due to the timing of payments, and a decrease in the levels of inventory.  These improvements were partially offset by the change in other liabilities, primarily due to the timing of payments and costs related to employee compensation, advertising, merchandising and sampling, and payroll and other taxes, as well as an increase in accounts receivable balances primarily due to the timing of shipments.  Cash flows from operating activities increased in fiscal 2011 as compared with fiscal 2010, primarily reflecting the increase in net earnings and the timing and level of accrued income taxes.  This increase was partially offset by an increase in accounts receivable balances due to timing of collections, as well as lower levels of accounts payable due to the timing of payments and an increase in inventory in line with forecasted sales activity and to ensure acceptable levels of service.

Net cash used for investing activities was $428.3 million, $606.9 million and $281.4 million in fiscal 2012, 2011 and 2010, respectively.  The decrease in cash flows used for investing activities as compared with fiscal 2011 primarily reflected a favorable comparison with the fiscal 2011 acquisition of Smashbox Cosmetics, partially offset by an increase in capital expenditures for counters and leasehold improvements.  The increase in cash flows used for investing activities during fiscal 2011 as compared with fiscal 2010 primarily reflected the fiscal 2011 acquisition of Smashbox Cosmetics, as well as higher cash payments for counters and computer hardware and software.

Net cash used for financing activities was $585.1 million, $313.1 million and $406.1 million in fiscal 2012, 2011 and 2010, respectively.  The change in net cash used for financing activities as compared with fiscal 2011 primarily reflected an increase in treasury stock purchases, lower net proceeds from employee stock transactions and an increase in the payment of dividends during the current year as a result of an increase in the annual dividend rate.  The repayment of the 2012 Senior Notes during the current year was offset by proceeds from the issuance of short-term commercial paper.  Subsequent to June 30, 2012, we purchased approximately 2.0 million additional shares of Class A Common Stock for $104.2 million pursuant to our share repurchase program.  The decrease in net cash flows used for financing activities in fiscal 2011 reflected a favorable comparison with fiscal 2010 which included the partial redemption of the 2012 and 2013 Senior Notes.  This favorable comparison was offset by an increase in treasury stock purchases and an increase in the common stock dividends during fiscal 2011.

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

During the current year, we paid dividends on Class A and Class B Common Stock of $.525 per share (or an aggregate of $204.0 million) as compared with $.375 per share (or an aggregate of $148.0 million) in the prior year.

Pension and Post-retirement Plan Funding

Several factors influence the annual funding requirements for our pension plans.  For the U.S. Qualified Plan, our funding policy consists of annual contributions at a rate that provides for future plan benefits and maintains appropriate funded percentages.  Such contribution is not less than the minimum required by the Employee Retirement Income Security Act of 1974, as amended, (“ERISA”) and subsequent pension legislation, and is not more than the maximum amount deductible for income tax purposes.  For each international plan, our funding policies are determined by local laws and regulations.  In addition, amounts necessary to fund future obligations under these plans could vary depending on estimated assumptions as detailed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”  The effect of our pension plan funding on future operating results will depend on economic conditions, employee demographics, mortality rates, the number of participants electing to take lump-sum distributions, investment performance and funding decisions.

For the U.S. Qualified Plan, we maintain an investment strategy of matching the duration of a substantial portion of the plan assets with the duration of the underlying plan liabilities.  This strategy assisted in maintaining a funded ratio of more than 100% as of June 30, 2012.  For fiscal 2012 and 2011, we met or exceeded all minimum contributions required by ERISA for the U.S. Qualified Plan.  These cash contributions to the U.S. Qualified Plan totaled $75.6 million and $35.6 million during fiscal 2012 and 2011, respectively.  We made discretionary cash contributions to our post-retirement medical plan in the United States of $9.4 million and $8.4 million during fiscal 2012 and 2011, respectively.  As we continue to monitor the performance of our plan assets, we may decide to make discretionary cash contributions to the U.S. Qualified Plan or our post-retirement plan in the United States during fiscal 2013, but do not have plans to do so at this time.

For fiscal 2012 and 2011, we made benefit payments under our non-qualified domestic noncontributory pension plan of $6.6 million and $8.8 million, respectively.  We expect to make benefit payments under this plan during fiscal 2013 of approximately $10.8 million.  For fiscal 2012 and 2011, we made cash contributions to our international defined benefit pension plans of $29.7 million and $34.1 million, respectively.  We expect to make contributions under these plans during fiscal 2013 of approximately $24.7 million.

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

For additional contingencies refer to “Item 3. Legal Proceedings.”

Contractual Obligations

The following table summarizes scheduled maturities of our contractual obligations for which cash flows are fixed and determinable as of June 30, 2012:

		Payments Due in Fiscal
(In millions)	Total	2013	2014	2015	2016	2017	Thereafter

Debt service (1)	$2,066.7	$286.2	$291.6	$46.6	$46.4	$346.3	$1,049.6
Operating lease commitments (2)	1,537.9	266.6	243.5	209.3	182.8	153.5	482.2
Unconditional purchase obligations (3)	2,178.6	1,130.0	213.1	197.5	185.0	114.5	338.5
Gross unrecognized tax benefits and interest – current (4)	0.9	0.9	—	—	—	—	—
Total contractual obligations	$5,784.1	$1,683.7	$748.2	$453.4	$414.2	$614.3	$1,870.3

(1)

Includes long-term and short-term debt and the related projected interest costs, and to a lesser extent, capital lease commitments. Interest costs on long-term and short-term debt are projected to be $64.4 million in fiscal 2013, $55.1 million in fiscal 2014, $46.2 million in each of the years from fiscal 2015 through fiscal 2017 and $549.8 million thereafter. Projected interest costs on variable rate instruments were calculated using market rates at June 30, 2012. Including the 2022 Senior Notes and 2042 Senior Notes and redemption of the 2013 Senior Notes, debt service costs are projected to increase $247.2 million in fiscal 2013, decrease $223.9 million in fiscal 2014, increase $15.1 million in each of the years from fiscal 2015 through fiscal 2017, and increase $768.2 million thereafter. Refer to “Item 8. Financial Statements and Supplementary Data – Note 10 – Debt.”

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

(3)

Unconditional purchase obligations primarily include inventory commitments, estimated future earn-out payments, estimated royalty payments pursuant to license agreements, advertising commitments, capital improvement commitments, planned funding of pension and other post-retirement benefit obligations, commitments pursuant to executive compensation arrangements, obligations related to our cost savings initiatives and acquisitions. Future earn-out payments and future royalty and advertising commitments were estimated based on planned future sales for the term that was in effect at June 30, 2012, without consideration for potential renewal periods.

(4)

Refer to “Item 8. Financial Statements and Supplementary Data – Note 8 – Income Taxes” for information regarding unrecognized tax benefits. As of June 30, 2012, the noncurrent portion of our unrecognized tax benefits, including related accrued interest and penalties was $106.2 million. At this time, the settlement period for the noncurrent portion of the unrecognized tax benefits, including related accrued interest and penalties, cannot be determined and therefore was not included.

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

Foreign Exchange Risk Management

We enter into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with our identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that we receive from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  We may also enter into foreign currency option contracts to hedge anticipated transactions.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as foreign currency cash-flow hedges and have varying maturities through the end of March 2014.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  The ineffective portion of foreign currency forward contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income (loss) are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in accumulated other comprehensive income (loss) are reclassified to current-period earnings.  As of June 30, 2012, these foreign currency cash-flow hedges were highly effective in all material respects.

At June 30, 2012, we had foreign currency forward contracts in the amount of $1,476.0 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the British pound ($376.7 million), Euro ($223.4 million), Canadian dollar ($184.0 million), Swiss franc ($129.9 million), Australian dollar ($106.5 million), Korean won ($75.1 million) and Thailand baht ($51.3 million).

Credit Risk

As a matter of policy, we only enter into derivative contracts with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $17.7 million at June 30, 2012.  To manage this risk, we have established counterparty credit guidelines that are continually monitored.  Accordingly, management believes risk of loss under these hedging contracts is remote.

Certain of our derivative financial instruments contain credit-risk-related contingent features.  At June 30, 2012, we were in a net asset position for certain derivative contracts that contain such features with two counterparties.  The fair value of those contracts as of June 30, 2012 was approximately $2.8 million.  As of June 30, 2012, we were in compliance with such credit-risk-related contingent features.

Market Risk

We use a value-at-risk model to assess the market risk of our derivative financial instruments.  Value-at-risk represents the potential losses for an instrument or portfolio from adverse changes in market factors for a specified time period and confidence level.  We estimate value-at-risk across all of our derivative financial instruments using a model with historical volatilities and correlations calculated over the past 250-day period.  The high, low and average measured value-at-risk during fiscal 2012 related to our foreign exchange contracts is as follows:

	Year Ended June 30, 2012
(In millions)	High	Low	Average

Foreign exchange contracts	$47.1	$9.0	$24.7

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to “Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies” for discussion regarding the impact of accounting standards that were recently issued but not yet effective, on our consolidated financial statements.

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

(8) changes in the laws, regulations and policies (including the interpretations and enforcement thereof) that affect, or will affect, our business, including those relating to our products or distribution networks, changes in accounting standards, tax laws and regulations, environmental or climate change laws, regulations or accords, trade rules and customs regulations, and the outcome and expense of legal or regulatory proceedings, and any action we may take as a result;

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

(11) shipment delays, commodity pricing, depletion of inventory and increased production costs resulting from disruptions of operations at any of the facilities that manufacture nearly all of our supply of a particular type of product (i.e. focus factories) or at our distribution or inventory centers, including disruptions that may be caused by the implementation of SAP as part of our Strategic Modernization Initiative or by restructurings;

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

(16) consequences attributable to local or international conflicts around the world, as well as from any terrorist action, retaliation and the threat of further action or retaliation;

(17) the timing and impact of acquisitions and divestitures, which depend on willing sellers and buyers, respectively; and

(18) additional factors as described in our filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

We assume no responsibility to update forward-looking statements made herein or otherwise.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is set forth in Item 7 of this Annual Report on Form 10-K under the caption “Liquidity and Capital Resources – Market Risk” and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

The information required by this item appears beginning on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure.  The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2012 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

As part of our Strategic Modernization Initiative, we anticipate the continued migration of our operations to SAP-based technologies (“SAP”) with the majority of our locations being enabled through 2014.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting and the report of independent registered public accounting firm on our internal control over financial reporting are incorporated herein from pages F-2 and F-3, respectively.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item, not already provided herein under “Item 1. Business – Executive Officers,” will be included in our Proxy Statement for the 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”).  The 2012 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2012 and such information is incorporated herein by reference.

Item 11.  Executive Compensation.

The information required by this Item 11 (Executive Compensation) of Form 10-K will be included in the 2012 Proxy Statement.  The 2012 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2012 and such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item, not already provided under “Equity Compensation Plan Information” as set forth below, will be included in the 2012 Proxy Statement.  The 2012 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2012 and such information is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of June 30, 2012 and does not include grants made or cancelled and options exercised after such date.  The securities that may be issued consist solely of shares of our Class A Common Stock and all plans were approved by stockholders of the Company.

Equity Compensation Plan Information as of June 30, 2012

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(a)	20,032,073(b)	$28.86(c)	23,396,355(d)

(a)                                           Includes the Fiscal 1996 Share Incentive Plan (the “1996 Plan”), Amended and Restated Fiscal 2002 Share Incentive Plan (the “2002 Plan”) and the Non-Employee Director Share Incentive Plan (the “Director Plan”).

(b)                                           Consists of 15,810,795 shares issuable upon exercise of outstanding options, 2,392,896 shares issuable upon conversion of outstanding Restricted Stock Units, 1,434,726 shares issuable upon conversion of outstanding Performance Share Units (“PSUs”) (assuming maximum payout and approval by the Stock Plan Subcommittee of our Board of Directors of expected payouts for PSUs vested as of June 30, 2012), 73,656 shares issuable upon conversion of Share Units and 320,000 shares issuable upon conversion of an outstanding market share unit (assuming maximum payout).

(c)                                            Calculated based upon outstanding options in respect of 15,810,795 shares of our Class A Common Stock.

(d)                                           The 2002 Plan authorizes the grant of shares and benefits other than stock options.  As of June 30, 2012, there were 23,396,355 shares of Class A Common Stock available for issuance under the 2002 Plan (subject to the approval by the Stock Plan Subcommittee of expected payouts for PSUs vested as of June 30, 2012).  Shares underlying grants cancelled or forfeited under prior plans or agreements may be used for grants under the 2002 Plan.  The Director Plan currently provides for an annual grant of options and stock units to non-employee directors.  As of June 30, 2012, there were 260,321 shares available for issuance under the Director Plan.

If all of the outstanding options, warrants, rights, stock units and share units, as well as the securities available for future issuance, included in the first and third columns in the table above were converted to shares of Class A Common Stock as of June 30, 2012, the total shares of Common Stock outstanding (i.e. Class A plus Class B) would increase 11% to 432,325,962.  Of the outstanding options to purchase 15,810,795 shares of Class A Common Stock, options in respect of 15,756,594 shares are exercisable at a price less than $54.12, the closing price on June 30, 2012.  Assuming the exercise of only in-the-money options, the total shares outstanding would increase by 4% to 404,654,128.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in the 2012 Proxy Statement.  The 2012 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2012 and such information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item will be included in the 2012 Proxy Statement.  The 2012 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2012 and such information is incorporated herein by reference.

Part IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)               1 and 2.  Financial Statements and Schedules - See index on Page F-1.

3. Exhibits:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation, dated November 16, 1995 (filed as Exhibit 3.1 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

3.2	Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on January 27, 2000) (SEC File No. 1-14064).*

3.3	Certificate of Retirement of $6.50 Cumulative Redeemable Preferred Stock (filed as Exhibit 3.2 to our Current Report on Form 8-K filed on July 19, 2012) (SEC File No.1-14064). *

3.4	Amended and Restated Bylaws (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on May 23, 2012) (SEC File No. 1-14064).*

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

4.12

Officer’s Certificate, dated August 2, 2012, defining certain terms of the 2.350% Senior Notes due 2022 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*

4.13	Global Note for the 2.350% Senior Notes due 2022 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*

4.14

Officer’s Certificate, dated August 2, 2012, defining certain terms of the 3.700% Senior Notes due 2042 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*

4.15	Global Note for the 3.700% Senior Notes due 2042 (filed as Exhibit 4.4 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*

10.1	Stockholders’ Agreement, dated November 22, 1995 (filed as Exhibit 10.1 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

10.1a	Amendment No. 1 to Stockholders’ Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 30, 1996) (SEC File No. 1-14064).*

10.1b	Amendment No. 2 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 28, 1997) (SEC File No. 1-14064).*

10.1c	Amendment No. 3 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on April 29, 1997) (SEC File No. 1-14064).*

10.1d	Amendment No. 4 to Stockholders’ Agreement (filed as Exhibit 10.1d to our Annual Report on Form 10-K filed on September 18, 2000) (SEC File No. 1-14064).*

10.1e	Amendment No. 5 to Stockholders’ Agreement (filed as Exhibit 10.1e to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).*

10.1f	Amendment No. 6 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 27, 2005) (SEC File No. 1-14064).*

10.1g	Amendment No. 7 to Stockholders’ Agreement (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).*

10.2	Registration Rights Agreement, dated November 22, 1995 (filed as Exhibit 10.2 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

10.2a	First Amendment to Registration Rights Agreement (filed as Exhibit 10.3 to our Annual Report on Form 10-K filed on September 10, 1996) (SEC File No. 1-14064).*

10.2b	Second Amendment to Registration Rights Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on April 29, 1997) (SEC File No. 1-14064).*

10.2c	Third Amendment to Registration Rights Agreement (filed as Exhibit 10.2c to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).*

10.2d	Fourth Amendment to Registration Rights Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 29, 2004) (SEC File No. 1-14064).*

10.3	Employment Agreement with Tracey T. Travis (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 20, 2012).* †

10.4	The Estee Lauder Companies Retirement Growth Account Plan, as amended (filed as Exhibit 10.4 to our annual Report on Form 10-K filed on August 20, 2010) (SEC File No. 1-14064).*†

10.5	The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.5 to our annual Report on Form 10-K filed on August 20, 2010) (SEC File No. 1-14064).*†

10.6	Executive Annual Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2008) (SEC File No. 1-14064).* †

10.7	Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

10.7a	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8a to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).* †

10.7b	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 10, 2005) (SEC File No. 1-14064).* †

10.7c	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 5, 2009) (SEC File No. 1-14064).* †

10.7d	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.7e	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).* †

10.8	Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 17, 2010) (SEC File No. 1-14064).* †

10.9	Employment Agreement with Fabrizio Freda (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2007) (SEC File No. 1-14064).* †

10.9a	Amendment to Employment Agreement with Fabrizio Freda (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 27, 2009) (SEC File No. 1-14064). * †

10.9b	Employment Agreement with Fabrizio Freda (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 11, 2011) (SEC File No. 1-14064). * †

10.10	Employment Agreement with Richard W. Kunes (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 2, 2009) (SEC File No. 1-14064).* †

10.11	Employment Agreement with John Demsey (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 24, 2010) (SEC File No. 1-14064).* †

10.12	Employment Agreement with Cedric Prouvé (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 20, 2011) (SEC File No. 1-14064).* †

10.13	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (filed as Exhibit 10.14 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

10.14	Form of Deferred Compensation Agreement (stock-based) with Outside Directors (filed as Exhibit 10.15 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

10.15

The Estee Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended and restated on November 9, 2007) (filed as Exhibit 99.1 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).*†

10.15a

The Estee Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended on July 14, 2011) (filed as exhibit 10.15a to our Annual Report on Form 10-K filed on August 22, 2011) (SEC File No. 1-14064).*†

10.16

Form of Stock Option Agreement for Annual Stock Option Grants under Non-Employee Director Share Incentive Plan (filed as Exhibit 99.2 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).*†

10.16a

Form of Stock Option Agreement for Elective Stock Option Grants under Non-Employee Director Share Incentive Plan (filed as Exhibit 99.3 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).*†

10.17	The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan.†

10.17a	Form of Stock Option Agreement under Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 4, 2006) (SEC File No. 1-14064).* †

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

10.17aa

Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 4, 2011) (SEC File No. 1-14064).* †

10.17bb

Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 4, 2011) (SEC File No. 1-14064).* †

10.17cc

Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 4, 2011) (SEC File No. 1-14064).* †

10.17dd

Form of Restricted Stock Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 4, 2011) (SEC File No. 1-14064).* †

10.17ee

Form of Restricted Stock Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 4, 2011) (SEC File No. 1-14064).* †

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

10.24

Creative Consultant Agreement, dated April 6, 2011, between Estee Lauder Inc. and Aerin Lauder Zinterhofer (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 8, 2011) (SEC File No. 1-14064). * †

10.25

License Agreement, dated April 6, 2011, by and among Aerin LLC, Aerin Lauder Zinterhofer and Estee Lauder Inc. (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on April 8, 2011) (SEC File No. 1-14064). *

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
Date: August 17, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title (s)	Date

FABRIZIO FREDA*	President, Chief Executive Officer	August 17, 2012
Fabrizio Freda	and a Director
(Principal Executive Officer)

WILLIAM P. LAUDER*	Executive Chairman	August 17, 2012
William P. Lauder	and a Director

LEONARD A. LAUDER*	Director	August 17, 2012
Leonard A. Lauder

CHARLENE BARSHEFSKY*	Director	August 17, 2012
Charlene Barshefsky

ROSE MARIE BRAVO*	Director	August 17, 2012
Rose Marie Bravo

WEI SUN CHRISTIANSON*	Director	August 17, 2012
Wei Sun Christianson

PAUL J. FRIBOURG*	Director	August 17, 2012
Paul J. Fribourg

MELLODY HOBSON*	Director	August 17, 2012
Mellody Hobson

IRVINE O. HOCKADAY, JR.*	Director	August 17, 2012
Irvine O. Hockaday, Jr.

AERIN LAUDER*	Director	August 17, 2012
Aerin Lauder

JANE LAUDER*	Director	August 17, 2012
Jane Lauder

RICHARD D. PARSONS*	Director	August 17, 2012
Richard D. Parsons

LYNN FORESTER DE ROTHSCHILD*	Director	August 17, 2012
Lynn Forester de Rothschild

BARRY S. STERNLICHT*	Director	August 17, 2012
Barry S. Sternlicht

RICHARD F. ZANNINO*	Director	August 17, 2012
Richard F. Zannino

/s/ RICHARD W. KUNES	Executive Vice President and	August 17, 2012
Richard W. Kunes	Chief Financial Officer
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

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, the Company’s management has concluded that, as of June 30, 2012, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

/s/ Fabrizio Freda	/s/ Richard W. Kunes
Fabrizio Freda	Richard W. Kunes
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

August 17, 2012

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders

The Estée Lauder Companies Inc.:

We have audited The Estée Lauder Companies Inc. and subsidiaries’ (“the Company”) internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The Estée Lauder Companies Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Estée Lauder Companies Inc. and subsidiaries as of June 30, 2012 and 2011, and the related consolidated statements of earnings, equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended June 30, 2012, and our report dated August 17, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York
August 17, 2012

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Estée Lauder Companies Inc.:

We have audited the accompanying consolidated balance sheets of The Estée Lauder Companies Inc. and subsidiaries (“the Company”) as of June 30, 2012 and 2011, and the related consolidated statements of earnings, equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended June 30, 2012.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed on the index on page F-1.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Estée Lauder Companies Inc. and subsidiaries as of June 30, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Estée Lauder Companies Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 17, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

The Company changed its methods of accounting for business combinations and non-controlling interests in the year ended June 30, 2010.

/s/ KPMG LLP

New York, New York
August 17, 2012

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended June 30
	2012	2011	2010
	(In millions, except per share data)

Net Sales	$9,713.6	$8,810.0	$7,795.8
Cost of sales	1,995.8	1,936.9	1,829.4

Gross Profit	7,717.8	6,873.1	5,966.4

Operating expenses
Selling, general and administrative	6,324.8	5,696.7	5,067.0
Restructuring and other charges	59.6	49.0	61.1
Goodwill impairment	—	29.3	16.6
Impairment of other intangible and long-lived assets	21.7	8.7	31.8
Total operating expenses	6,406.1	5,783.7	5,176.5

Operating Income	1,311.7	1,089.4	789.9

Interest expense, net	61.1	63.9	74.3
Interest expense on debt extinguishment	—	—	27.3
Other income	10.5	—	—
Earnings before Income Taxes	1,261.1	1,025.5	688.3

Provision for income taxes	400.6	321.7	205.9
Net Earnings	860.5	703.8	482.4

Net earnings attributable to noncontrolling interests	(3.6)	(3.0)	(4.1)
Net Earnings Attributable to The Estée Lauder Companies Inc.	$856.9	$700.8	$478.3

Net earnings attributable to The Estée Lauder Companies Inc. per common share
Basic	$2.20	$1.78	$1.21
Diluted	$2.16	$1.74	$1.19

Weighted-average common shares outstanding
Basic	388.7	394.0	395.4
Diluted	397.0	402.4	401.5

Cash dividends declared per common share	$.525	$.375	$.275

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED BALANCE SHEETS

	June 30
	2012	2011
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$1,347.7	$1,253.0
Accounts receivable, net	1,060.3	945.6
Inventory and promotional merchandise, net	983.6	995.6
Prepaid expenses and other current assets	463.5	492.3
Total current assets	3,855.1	3,686.5

Property, Plant and Equipment, net	1,231.8	1,143.1

Other Assets
Goodwill	882.6	877.3
Other intangible assets, net	190.1	227.5
Other assets	433.4	339.5
Total other assets	1,506.1	1,444.3
Total assets	$6,593.0	$6,273.9

LIABILITIES AND EQUITY
Current Liabilities
Current debt	$219.0	$138.0
Accounts payable	493.8	446.7
Accrued income taxes	97.2	62.3
Other accrued liabilities	1,315.8	1,296.3
Total current liabilities	2,125.8	1,943.3

Noncurrent Liabilities
Long-term debt	1,069.1	1,080.1
Accrued income taxes	106.3	130.0
Other noncurrent liabilities	544.3	473.5
Total noncurrent liabilities	1,719.7	1,683.6

Commitments and Contingencies

Equity
Common stock, $.01 par value; 650,000,000 shares Class A authorized; shares issued: 399,491,292 at June 30, 2012 and 393,173,952 at June 30, 2011; 240,000,000 shares Class B authorized; shares issued and outstanding: 151,778,082 at June 30, 2012 and 151,964,082 at June 30, 2011	5.5	5.5
Paid-in capital	2,006.1	1,735.6
Retained earnings	4,764.9	4,113.7
Accumulated other comprehensive income (loss)	(212.9)	17.7
	6,563.6	5,872.5
Less: Treasury stock, at cost; 162,371,840 Class A shares at June 30, 2012 and 150,575,090 Class A shares at June 30, 2011	(3,830.4)	(3,243.1)
Total stockholders’ equity – The Estée Lauder Companies Inc.	2,733.2	2,629.4
Noncontrolling interests	14.3	17.6
Total equity	2,747.5	2,647.0
Total liabilities and equity	$6,593.0	$6,273.9

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Year Ended June 30
	2012	2011	2010
	(In millions)

Common stock, beginning of year	$5.5	$5.5	$5.3
Stock-based compensation	—	—	0.2
Common stock, end of year	5.5	5.5	5.5

Paid-in capital, beginning of year	1,735.6	1,428.7	1,145.6
Stock-based compensation	270.7	306.9	283.7
Purchase of noncontrolling interest	(0.2)	—	(0.6)
Paid-in capital, end of year	2,006.1	1,735.6	1,428.7

Retained earnings, beginning of year	4,113.7	3,561.2	3,192.3
Common stock dividends	(204.1)	(148.3)	(109.3)
Stock-based compensation	(1.6)	—	(0.1)
Net earnings attributable to The Estée Lauder Companies Inc.	856.9	700.8	478.3
Retained earnings, end of year	4,764.9	4,113.7	3,561.2

Accumulated other comprehensive income (loss), beginning of year	17.7	(196.7)	(117.1)
Other comprehensive income (loss)	(230.6)	214.4	(79.4)
Purchase of noncontrolling interest	—	—	(0.2)
Accumulated other comprehensive income (loss), end of year	(212.9)	17.7	(196.7)

Treasury stock, beginning of year	(3,243.1)	(2,850.3)	(2,586.1)
Acquisition of treasury stock	(555.2)	(376.9)	(257.8)
Stock-based compensation	(32.1)	(15.9)	(6.4)
Treasury stock, end of year	(3,830.4)	(3,243.1)	(2,850.3)

Total stockholders’ equity – The Estée Lauder Companies Inc.	2,733.2	2,629.4	1,948.4

Noncontrolling interests, beginning of year	17.6	17.0	24.0
Net earnings attributable to noncontrolling interests	3.6	3.0	4.1
Distributions to noncontrolling interest holders	(3.9)	(5.6)	(7.7)
Purchase of noncontrolling interest	(0.4)	—	—
Other comprehensive income (loss)	(2.6)	3.2	(3.4)
Noncontrolling interests, end of year	14.3	17.6	17.0

Total equity	$2,747.5	$2,647.0	$1,965.4

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended June 30
	2012	2011	2010
	(In millions)

Net earnings	$860.5	$703.8	$482.4

Other comprehensive income (loss):
Net unrealized investment gain (loss), net of tax	—	0.3	0.4
Net derivative instrument gain (loss), net of tax	18.1	(15.0)	12.8
Net actuarial gain (loss), net of tax	(101.0)	25.9	(32.4)
Net prior service credit (cost), net of tax	6.5	(7.3)	5.5
Translation adjustments, net of tax	(156.8)	213.7	(69.3)
	(233.2)	217.6	(83.0)
Comprehensive income (loss)	627.3	921.4	399.4

Comprehensive (income) loss attributable to noncontrolling interests:
Net earnings	(3.6)	(3.0)	(4.1)
Translation adjustments, net of tax	2.6	(3.2)	3.4
	(1.0)	(6.2)	(0.7)
Comprehensive income (loss) attributable to The Estée Lauder Companies Inc.	$626.3	$915.2	$398.7

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30
	2012	2011	2010
	(In millions)
Cash Flows from Operating Activities
Net earnings	$860.5	$703.8	$482.4
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	295.8	294.4	263.7
Deferred income taxes	(22.1)	(24.5)	(24.7)
Non-cash stock-based compensation	124.7	94.8	57.0
Excess tax benefits from stock-based compensation arrangements	(57.8)	(49.7)	(10.8)
Loss on disposal of property, plant and equipment	12.7	7.7	23.0
Goodwill, other intangible asset and long-lived asset impairments	21.7	38.0	48.4
Non-cash charges associated with restructuring activities	3.5	9.4	21.4
Non-cash charge on debt extinguishment	—	—	2.4
Pension and post-retirement benefit expense	68.5	78.5	61.6
Pension and post-retirement benefit contributions	(126.9)	(92.4)	(125.7)
Other non-cash items	3.7	0.6	0.6
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	(178.4)	(124.7)	79.2
Increase in inventory and promotional merchandise, net	(41.2)	(95.1)	(60.8)
Decrease (increase) in other assets, net	(63.1)	(52.5)	29.3
Increase (decrease) in accounts payable	68.3	(17.0)	103.6
Increase (decrease) in accrued income taxes	96.6	103.1	(78.8)
Increase in other liabilities	60.2	152.6	84.9
Net cash flows provided by operating activities	1,126.7	1,027.0	956.7

Cash Flows from Investing Activities
Capital expenditures	(420.7)	(351.0)	(270.6)
Acquisition of businesses and other intangible assets, net of cash acquired	(7.6)	(256.1)	(10.7)
Proceeds from the disposition of long-term investments	—	0.2	—
Purchases of long-term investments	—	—	(0.1)
Net cash flows used for investing activities	(428.3)	(606.9)	(281.4)

Cash Flows from Financing Activities
Borrowings (repayments) of current debt, net	197.4	0.4	(7.5)
Debt issuance costs	(1.1)	—	—
Repayments and redemptions of long-term debt	(128.8)	(16.5)	(227.2)
Net settlement of interest rate derivatives	—	47.4	—
Net proceeds from stock-based compensation transactions	90.8	156.1	205.0
Excess tax benefits from stock-based compensation arrangements	57.8	49.7	10.8
Payments to acquire treasury stock	(592.7)	(396.6)	(266.7)
Dividends paid to stockholders	(204.0)	(148.0)	(109.1)
Payments to noncontrolling interest holders	(4.5)	(5.6)	(11.4)
Net cash flows used for financing activities	(585.1)	(313.1)	(406.1)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(18.6)	25.3	(13.0)
Net Increase in Cash and Cash Equivalents	94.7	132.3	256.2
Cash and Cash Equivalents at Beginning of Year	1,253.0	1,120.7	864.5
Cash and Cash Equivalents at End of Year	$1,347.7	$1,253.0	$1,120.7

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

The Estée Lauder Companies Inc. manufactures, markets and sells skin care, makeup, fragrance and hair care products around the world.  Products are marketed under various brand names including:  Estée Lauder, Aramis, Clinique, Prescriptives, Lab Series, Origins, M•A•C, Bobbi Brown, La Mer, Aveda, Jo Malone, Bumble and bumble, Darphin, Flirt!, GoodSkin Labs, Ojon and Smashbox.  Certain subsidiaries of The Estée Lauder Companies Inc. are also the global licensee of the Tommy Hilfiger, Kiton, Donna Karan, Michael Kors, Tom Ford, Coach and Ermenegildo Zegna brand names for fragrances and/or cosmetics.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of The Estée Lauder Companies Inc. and its subsidiaries (collectively, the “Company”).  All significant intercompany balances and transactions have been eliminated.

Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to current year presentation.

All share (except par value per share), earnings per common share and cash dividends declared per common share information for all prior years reflect the two-for-one stock split on the Company’s Class A and Class B Common Stock, which was effected in the form of a stock dividend for each share held by stockholders of record at the close of business on January 4, 2012.  The number of shares of the Company’s Class A Common Stock issuable upon exercise of outstanding stock options and vesting of other stock-based awards were proportionately increased in accordance with the terms of the respective plans.

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

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at year-end rates of exchange, while revenue and expenses are translated at weighted-average rates of exchange for the period.  Unrealized translation gains or losses are reported as cumulative translation adjustments through other comprehensive income (loss) (“OCI”).  Such adjustments, attributable to The Estée Lauder Companies Inc., amounted to $(154.2) million, $210.5 million and $65.9 million of unrealized translation gains (losses), net of tax, in fiscal 2012, 2011 and 2010, respectively.  For the Company’s Venezuelan subsidiary operating in a highly inflationary economy, the U.S. dollar is the functional currency.  Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings.

The Company enters into foreign currency forward contracts and may enter into option contracts to hedge foreign currency transactions for periods consistent with its identified exposures.  Accordingly, the Company categorizes these instruments as entered into for purposes other than trading.

The accompanying consolidated statements of earnings include net exchange losses on foreign currency transactions of $0.5 million, $18.6 million and $33.3 million in fiscal 2012, 2011 and 2010, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include $660.2 million and $242.5 million of short-term time deposits at June 30, 2012 and 2011, respectively.  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  As of June 30, 2012, approximately 24% and 20% of the Company’s cash and cash equivalents are held by two financial institutions.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions totaling $31.1 million and $33.9 million as of June 30, 2012 and 2011, respectively.  This reserve is based upon the evaluation of accounts receivable aging, specific exposures and historical trends.

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

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  When such events or changes in circumstances occur, a recoverability test is performed comparing projected undiscounted cash flows from the use and eventual disposition of an asset or asset group to its carrying value.  If the projected undiscounted cash flows are less than the carrying value, then an impairment charge would be recorded for the excess of the carrying value over the fair value, which is determined by discounting future cash flows.

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

The Company’s largest customer sells products primarily within the United States and accounted for $1,048.1 million, or 11%, $967.6 million, or 11%, and $876.3 million, or 11%, of the Company’s consolidated net sales in fiscal 2012, 2011 and 2010, respectively.  This customer accounted for $110.2 million, or 10%, and $92.3 million, or 10%, of the Company’s accounts receivable at June 30, 2012 and 2011, respectively.

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

Revenues are reported on a net sales basis, which is computed by deducting from gross sales the amount of actual product returns received, discounts, incentive arrangements with retailers and an amount established for anticipated product returns.  The Company’s practice is to accept product returns from retailers only if properly requested, authorized and approved.  In accepting returns, the Company typically provides a credit to the retailer against accounts receivable from that retailer.  As a percentage of gross sales, returns were 3.5% in fiscal 2012 and 2011 and 4.3% in fiscal 2010.

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

The Company enters into transactions related to advertising, product promotions and demonstrations, some of which involve cooperative relationships with customers.  These activities may be arranged either with unrelated third parties or in conjunction with the customer.  The Company’s share of the cost of these transactions (regardless of to whom they were paid) are reflected in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and were approximately $1,343 million, $1,152 million and $1,070 million in fiscal 2012, 2011 and 2010, respectively.

Advertising and Promotion

Global net expenses for advertising, merchandising, sampling, promotion and product development costs were $2,655.7 million, $2,345.8 million and $2,015.9 million in fiscal 2012, 2011 and 2010, respectively, and are expensed as incurred.  Excluding the impact of purchase with purchase and gift with purchase promotions, advertising, merchandising, sampling and promotion expenses included in operating expenses were $2,458.9 million, $2,160.7 million and $1,818.5 million in fiscal 2012, 2011 and 2010, respectively.

Research and Development

Research and development costs amounted to $96.5 million, $85.7 million and $79.5 million in fiscal 2012, 2011 and 2010, respectively.  Research and development costs are expensed as incurred.

Shipping and Handling

Shipping and handling expenses of $312.4 million, $289.7 million and $263.3 million in fiscal 2012, 2011 and 2010, respectively, are recorded in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and include distribution center costs, third-party logistics costs and outbound freight.

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

License Arrangements

The Company’s license agreements provide the Company with worldwide rights to manufacture, market and sell beauty and beauty-related products (or particular categories thereof) using the licensors’ trademarks.  The licenses typically have an initial term of approximately 5 years to 11 years, and are renewable subject to the Company’s compliance with the license agreement provisions.  The remaining terms, including the potential renewal periods, range from approximately 9 years to 29 years.  Under each license, the Company is required to pay royalties to the licensor, at least annually, based on net sales to third parties.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

The Company records stock-based compensation, measured at the fair value of the award, as an expense in the consolidated financial statements.  Upon the exercise of stock options or the vesting of restricted stock units, performance share units and market share units, the resulting excess tax benefits, if any, are credited to additional paid-in capital.  Any resulting tax deficiencies will first be offset against those cumulative credits to additional paid-in capital.  If the cumulative credits to additional paid-in capital are exhausted, tax deficiencies will be recorded to the provision for income taxes.  Excess tax benefits are required to be reflected as financing cash inflows in the accompanying consolidated statements of cash flows.

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

Recently Adopted Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) amended its authoritative guidance related to multiemployer benefit plans.  This revised guidance is intended to provide enhanced qualitative and quantitative disclosures about an employer’s significant financial obligations to a multiemployer pension plan and, therefore, help financial statement users better understand the financial health of all significant plans in which the employer participates.  To the extent the information required under the revised standard is not available in the public domain, as may be the case for some foreign plans, employers should include more qualitative information about the plan.  This disclosure-only guidance became effective for the Company’s fiscal 2012, with full retrospective application required.  One of the Company’s international affiliates participates in a multiemployer benefit plan, and the Company has concluded that its participation in this plan is not significant and did not require additional disclosure in the Company’s consolidated financial statements.

In May 2011, the FASB amended its authoritative guidance related to fair value measurements to provide a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards (“IFRS”).  This guidance clarifies the application of existing fair value measurement and expands the existing disclosure requirements.  This guidance became effective for the Company’s fiscal 2012 third quarter and was applied prospectively.  This guidance did not have an impact on the Company’s results of operations, financial position or cash flows.  As a result of the adoption of this guidance, the Company did not change its valuation techniques but made additional disclosures included in Note 12 – Fair Value Measurements.

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

Recently Issued Accounting Standards

In July 2012, the FASB amended its authoritative guidance related to testing indefinite-lived intangible assets for impairment.  Under the revised guidance, entities testing their indefinite-lived intangible assets for impairment have the option of performing a qualitative assessment before performing further impairment testing.  If entities determine, on the basis of qualitative factors, that it is more-likely-than-not that the asset is impaired, a quantitative test is required.  The guidance becomes effective in the beginning of the Company’s fiscal 2014, with early adoption permitted.  The Company is currently evaluating the timing of adopting this guidance which is not expected to have an impact on the Company’s consolidated financial statements.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2011, the FASB amended its authoritative guidance related to the presentation of comprehensive income, requiring entities to present items of net income and other comprehensive income either in one continuous statement or in two separate consecutive statements.  This guidance also required entities to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements.  In December 2011, the FASB issued an update to this guidance deferring the requirement to present reclassification adjustments on the face of the financial statements.  However, the Company is still required to present reclassification adjustments on either the face of the financial statement where comprehensive income is reported or disclose the reclassification adjustments in the notes to the financial statements.  This guidance, including the deferral, becomes effective for the Company’s fiscal 2013 first quarter, with early adoption permitted and full retrospective application required.  This guidance will result in changes in the presentation of the Company’s consolidated financial statements and will not have a material impact on the Company’s results of operations, financial position or cash flows.

NOTE 3 – INVENTORY AND PROMOTIONAL MERCHANDISE

	June 30
(In millions)	2012	2011
Inventory and promotional merchandise, net consists of:
Raw materials	$220.7	$230.2
Work in process	98.0	93.6
Finished goods	473.9	475.4
Promotional merchandise	191.0	196.4
	$983.6	$995.6

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

	June 30
(In millions)	2012	2011
Asset (Useful Life)

Land	$14.6	$15.0
Buildings and improvements (10 to 40 years)	188.8	195.5
Machinery and equipment (3 to 10 years)	647.1	654.9
Computer hardware and software (4 to 10 years)	824.2	707.1
Furniture and fixtures (5 to 10 years)	66.4	74.3
Leasehold improvements	1,227.3	1,215.3
	2,968.4	2,862.1
Less accumulated depreciation and amortization	1,736.6	1,719.0
	$1,231.8	$1,143.1

The cost of assets related to projects in progress of $231.6 million and $183.5 million as of June 30, 2012 and 2011, respectively, is included in their respective asset categories above.  Depreciation and amortization of property, plant and equipment was $286.9 million, $283.5 million and $251.8 million in fiscal 2012, 2011 and 2010, respectively.  Depreciation and amortization related to the Company’s manufacturing process is included in Cost of sales and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company assigns goodwill of a reporting unit to the product category in which that reporting unit predominantly operates at the time of acquisition.  The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total

Balance as of June 30, 2010
Goodwill	$67.9	$265.1	$54.8	$400.6	$788.4
Accumulated impairments	(20.9)	—	—	(15.0)	(35.9)
	47.0	265.1	54.8	385.6	752.5

Goodwill acquired during the year	—	147.2	—	—	147.2
Impairment charges	(2.6)	—	—	(26.7)	(29.3)
Translation and other adjustments	1.6	0.3	0.2	4.8	6.9
	(1.0)	147.5	0.2	(21.9)	124.8

Balance as of June 30, 2011
Goodwill	70.4	412.6	55.0	406.9	944.9
Accumulated impairments	(24.4)	—	—	(43.2)	(67.6)
	46.0	412.6	55.0	363.7	877.3

Goodwill acquired during the year	—	8.8	—	—	8.8
Translation and other adjustments	(1.5)	(0.3)	(0.2)	(1.5)	(3.5)
	(1.5)	8.5	(0.2)	(1.5)	5.3

Balance as of June 30, 2012
Goodwill	68.1	421.1	54.8	403.4	947.4
Accumulated impairments	(23.6)	—	—	(41.2)	(64.8)
	$44.5	$421.1	$54.8	$362.2	$882.6

Other Intangible Assets

Other intangible assets include trademarks and patents, as well as license agreements and other intangible assets resulting from or related to businesses and assets purchased by the Company.  Indefinite-lived intangible assets (e.g., trademarks) are not subject to amortization and are assessed at least annually for impairment during the fiscal fourth quarter, or more frequently if certain events or circumstances exist.  Other intangible assets (e.g., non-compete agreements, customer lists) are amortized on a straight-line basis over their expected period of benefit, approximately 2 years to 13 years.  Intangible assets related to license agreements were amortized on a straight-line basis over their useful lives based on the terms of the respective agreements.  The Company did not incur costs to extend or renew the term of acquired intangible assets during fiscal 2012.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other intangible assets consist of the following:

	June 30, 2012			June 30, 2011
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Amortizable intangible assets:
Customer lists and other	$268.4	$191.9	$76.5	$270.9	$168.5	$102.4
License agreements	43.0	43.0	—	43.0	43.0	—
	$311.4	$234.9	76.5	$313.9	$211.5	102.4
Non-amortizable intangible assets:
Trademarks and other			113.6			125.1
Total intangible assets			$190.1			$227.5

The aggregate amortization expense related to amortizable intangible assets for fiscal 2012, 2011 and 2010 was $13.9 million, $14.6 million and $9.1 million, respectively.  The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

	Fiscal
(In millions)	2013	2014	2015	2016	2017

Estimated aggregate amortization expense	$12.4	$12.3	$12.1	$12.0	$9.9

Impairment Testing During Fiscal 2012

During the second quarter of fiscal 2012, the Ojon reporting unit identified a potential decline in its projected results of operations, primarily resulting from a softness in the direct response television channel, which caused the Company to review and revise Ojon’s long-term forecast.  The Company concluded that these changes in the business of the Ojon reporting unit triggered the need for an interim impairment test of its trademarks as of December 31, 2011.  These changes in circumstances were also an indicator that the carrying amount of the customer list may not be recoverable.  The Company performed an interim impairment test for the trademarks and a recoverability test for the customer list as of December 31, 2011.  For the trademarks, the Company concluded that the carrying value exceeded its estimated fair value, which was based on the use of a royalty rate to determine discounted projected future cash flows (“relief-from-royalty method”).  As a result, the Company recognized an impairment charge of $6.7 million.  This charge was reflected in the hair care product category and in the Americas region.  The Company concluded that the carrying value of the customer list was recoverable.

As of the Company’s annual indefinite-lived asset impairment test on April 1, 2012, the Company determined that the carrying value of the Ojon brand trademark exceeded its estimated fair value, which was based on the relief-from-royalty method.  As a result, the Company recognized an impairment charge of $3.3 million for the remaining carrying value of the related trademark.  The Company also determined that the future cash flows associated with the Ojon brand customer list were less than its carrying value.  As the remaining carrying value of the customer list is not recoverable, the Company recognized an impairment charge of $11.7 million.  These impairment charges were reflected in the hair care product category and in the Americas region.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment Testing During Fiscal 2011

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

As of the Company’s annual indefinite-lived asset impairment test on April 1, 2011, the Company determined, as a result of a planned discontinuation, that the carrying values of two brand trademarks exceeded their estimated fair values, which were based on the use of the relief-from-royalty method.  As a result, the Company recognized an impairment charge of $1.7 million for the carrying values of the related trademarks.  These impairment charges were reflected in the makeup and skin care product categories and in the Americas region.

NOTE 6 – ACQUISITION OF BUSINESS

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

NOTE 7 – RETURNS AND CHARGES ASSOCIATED WITH RESTRUCTURING ACTIVITIES

In an effort to drive down costs and achieve synergies within the organization, in February 2009, the Company announced the implementation of a multi-faceted cost savings program (the “Program”) to position itself to achieve long-term profitable growth.  The Company anticipates the Program will result in related restructuring and other charges, inclusive of cumulative charges recorded to date and through the remainder of the Program, totaling between $350 million and $450 million before taxes.  While the Company will continue to seek cost savings opportunities, the Company’s current plans are to identify and approve specific initiatives under the Program through calendar 2012 and execute those initiatives through fiscal 2013.  The total amount of charges (pre-tax) associated with the Program, recorded, plus other initiatives approved through June 30, 2012, is approximately $361 million to $366 million, of which approximately $251 million to $253 million relates to restructuring charges, approximately $50 million of other costs to implement the initiatives, approximately $42 million to $45 million in sales returns and approximately $18 million in inventory write-offs.  The restructuring charges are comprised of approximately $188 million to $190 million of employee-related costs, approximately $40 million of other exit costs and contract terminations (substantially all of which have resulted in or will result in cash expenditures), and approximately $23 million in non-cash asset write-offs.  The total amount of cumulative charges (pre-tax) associated with the Program recorded from inception through June 30, 2012 was $302.6 million.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Program focuses on a redesign of the Company’s organizational structure in order to integrate it in a more cohesive way and operate more globally across brands and functions.  The principal aspect of the Program was the reduction of the workforce by approximately 2,000 employees.  Specific actions taken since the inception of the Program included:

•                  Resize and Reorganize the Organization – The Company continued the realignment and optimization of its organization to better leverage scale, improve productivity, reduce complexity and achieve cost savings in each region and across various functions.  This included reduction of the workforce which occurred through the consolidation of certain functions, which the Company achieved through a combination of normal attrition and job eliminations, and the closure and consolidation of certain distribution and office facilities.

•                  Turnaround or Exit Unprofitable Operations – To improve the profitability in certain of the Company’s brands and regions, the Company has selectively exited certain channels of distribution, categories and markets, and has made changes to turnaround others.  This included the exit from the global wholesale distribution of the Company’s Prescriptives brand, the reformulation of Ojon brand products and the exit from the global distribution of Sean John products.  In connection with these activities, the Company incurred charges related to product returns, inventory write-offs, reduction of workforce and termination of contracts.

•                  Outsourcing – In order to balance the growing need for information technology support with the Company’s efforts to provide the most efficient and cost effective solutions, the Company continued the outsourcing of certain information technology processes.  The Company incurred costs to transition services to outsource providers and employee-related termination costs.

Restructuring Charges

The following table presents aggregate restructuring charges related to the Program:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Fiscal 2009	$60.9	$4.2	$3.4	$1.8	$70.3
Fiscal 2010	29.3	11.0	2.3	6.2	48.8
Fiscal 2011	34.6	2.4	3.0	1.1	41.1
Fiscal 2012	37.1	1.7	12.6	2.2	53.6
Charges recorded through June 30, 2012	$161.9	$19.3	$21.3	$11.3	$213.8

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents accrued restructuring charges and the related activities under the Program:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Charges	$60.9	$4.2	$3.4	$1.8	$70.3
Cash payments	(7.5)	—	(0.5)	(1.6)	(9.6)
Non-cash write-offs	—	(4.2)	—	—	(4.2)
Translation adjustments	0.6	—	—	—	0.6
Other adjustments	(2.4)	—	—	—	(2.4)
Balance at June 30, 2009	51.6	—	2.9	0.2	54.7

Charges	29.3	11.0	2.3	6.2	48.8
Cash payments	(49.5)	—	(5.1)	(6.0)	(60.6)
Non-cash write-offs	—	(11.0)	—	—	(11.0)
Translation adjustments	(0.8)	—	—	—	(0.8)
Balance at June 30, 2010	30.6	—	0.1	0.4	31.1

Charges	34.6	2.4	3.0	1.1	41.1
Cash payments	(30.6)	—	(2.4)	(1.4)	(34.4)
Non-cash write-offs	—	(2.4)	—	—	(2.4)
Translation adjustments	1.2	—	(0.1)	0.1	1.2
Balance at June 30, 2011	35.8	—	0.6	0.2	36.6

Charges	37.1	1.7	12.6	2.2	53.6
Cash payments	(23.6)	—	(12.4)	(2.0)	(38.0)
Non-cash write-offs	—	(1.7)	—	—	(1.7)
Translation adjustments	(1.4)	—	—	0.1	(1.3)
Balance at June 30, 2012	$47.9	$—	$0.8	$0.5	$49.2

Accrued restructuring charges at June 30, 2012 are expected to result in cash expenditures funded from cash provided by operations of approximately $35 million, $12 million and $2 million in fiscal 2013, 2014 and 2015, respectively.

Total Returns and Other Charges Associated with Restructuring Activities

The following table presents total returns and charges associated with restructuring and other activities related to the Program:

	Year Ended June 30
(In millions)	2012	2011	2010
Sales returns (included in Net Sales)	$2.1	$4.6	$15.7
Cost of sales	1.5	5.8	7.9
Restructuring charges	53.6	41.1	48.8
Other charges	6.0	7.9	12.3
Total charges associated with restructuring activities	$63.2	$59.4	$84.7

During fiscal 2012, the Company recorded $2.1 million reflecting sales returns (less related cost of sales of $0.3 million) and a write-off of inventory of $1.8 million associated with exiting unprofitable operations.

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

Other charges in connection with the implementation of actions taken under this Program primarily relate to consulting and other professional services.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INCOME TAXES

The provision for income taxes is comprised of the following:

	Year Ended June 30
(In millions)	2012	2011	2010
Current:
Federal	$154.5	$127.2	$16.0
Foreign	254.1	220.0	205.6
State and local	14.1	(1.0)	9.0
	422.7	346.2	230.6

Deferred:
Federal	(13.8)	(27.8)	(16.4)
Foreign	(9.0)	2.6	(7.5)
State and local	0.7	0.7	(0.8)
	(22.1)	(24.5)	(24.7)
	$400.6	$321.7	$205.9

A reconciliation of the U.S. federal statutory income tax rate to our actual effective tax rate on earnings before income taxes is as follows:

	Year Ended June 30
	2012	2011	2010

Provision for income taxes at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) due to:
State and local income taxes, net of federal tax benefit	1.1	0.8	1.5
Taxation of foreign operations	(4.2)	(2.7)	(0.9)
Income tax reserve adjustments	(0.8)	(1.8)	(5.6)
Other, net	0.7	0.1	(0.1)
Effective tax rate	31.8%	31.4%	29.9%

Income tax reserve adjustments represent changes in the Company’s net liability for unrecognized tax benefits related to prior-year tax positions including tax settlements and lapses of the applicable statutes of limitations.

Federal income and foreign withholding taxes have not been provided on approximately $1,618 million of undistributed earnings of foreign subsidiaries at June 30, 2012.  The Company intends to reinvest these earnings in its foreign operations indefinitely, except where it is able to repatriate these earnings to the United States without material incremental tax provision.  As of June 30, 2011 and 2010, the Company had not provided federal income and foreign withholding taxes on approximately $1,208 million and $1,068 million, respectively, of undistributed earnings of foreign subsidiaries.  The determination and estimation of the future income tax consequences in all relevant taxing jurisdictions involves the application of highly complex tax laws in the countries involved, particularly in the United States, and is based on the tax profile of the Company in the year of earnings repatriation.  Accordingly, it is not practicable to determine the amount of tax associated with such undistributed earnings.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company’s deferred income tax assets and liabilities were as follows:

	June 30
(In millions)	2012	2011
Deferred tax assets:
Compensation related expenses	$161.8	$146.5
Inventory obsolescence and other inventory related reserves	65.1	73.1
Retirement benefit obligations	112.8	78.9
Various accruals not currently deductible	176.3	163.0
Net operating loss, credit and other carryforwards	66.7	58.6
Unrecognized state tax benefits and accrued interest	22.8	29.3
Other differences between tax and financial statement values	89.4	81.2
	694.9	630.6
Valuation allowance for deferred tax assets	(73.2)	(69.5)
Total deferred tax assets	621.7	561.1

Deferred tax liabilities:
Depreciation and amortization	(252.7)	(235.1)
Other differences between tax and financial statement values	(18.1)	(4.2)
Total deferred tax liabilities	(270.8)	(239.3)
Total net deferred tax assets	$350.9	$321.8

As of June 30, 2012 and 2011, the Company had current net deferred tax assets of $247.8 million and $260.7 million, respectively, substantially all of which are included in Prepaid expenses and other current assets in the accompanying consolidated balance sheets.  In addition, the Company had noncurrent net deferred tax assets of $103.1 million and $61.1 million as of June 30, 2012 and 2011, respectively, substantially all of which are included in Other assets in the accompanying consolidated balance sheets.

As of June 30, 2012 and 2011, certain subsidiaries had net operating loss and other carryforwards for tax purposes of approximately $262 million and $216 million, respectively.  With the exception of approximately $245 million of net operating loss and other carryforwards with an indefinite carryforward period as of June 30, 2012, these carryforwards expire at various dates through fiscal 2032.  Deferred tax assets, net of valuation allowances, in the amount of $3.3 million and $0.4 million as of June 30, 2012 and 2011, respectively, have been recorded to reflect the tax benefits of the carryforwards not utilized to date.

A full valuation allowance has been provided for those deferred tax assets for which, in the opinion of management, it is more-likely-than-not that the deferred tax assets will not be realized.

Earnings before income taxes include amounts contributed by the Company’s foreign operations of approximately $1,172 million, $1,039 million and $819 million for fiscal 2012, 2011 and 2010, respectively.  A portion of these earnings are taxed in the United States.

As of June 30, 2012 and 2011, the Company had gross unrecognized tax benefits of $78.5 million and $104.8 million, respectively.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $52.5 million.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company classifies applicable interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes.  During fiscal 2012 and 2011, the Company recognized gross interest and penalty benefits of $6.8 million and $1.0 million, respectively, in the accompanying consolidated statements of earnings.  The total gross accrued interest and penalties in the accompanying consolidated balance sheets at June 30, 2012 and 2011 were $28.6 million and $37.7 million, respectively.  A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	June 30
(In millions)	2012	2011

Beginning of the year balance of gross unrecognized tax benefits	$104.8	$157.3
Gross amounts of increases as a result of tax positions taken during a prior period	16.4	21.9
Gross amounts of decreases as a result of tax positions taken during a prior period	(16.4)	(22.0)
Gross amounts of increases as a result of tax positions taken during the current period	5.5	7.0
Amounts of decreases in unrecognized tax benefits relating to settlements with taxing authorities	(12.2)	(42.0)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statutes of limitations	(19.6)	(17.4)
End of year balance of gross unrecognized tax benefits	$78.5	$104.8

Earnings from the Company’s global operations are subject to tax in various jurisdictions both within and outside the United States.  During fiscal 2011, the Company commenced participation in the U.S. Internal Revenue Service (the “IRS”) Compliance Assurance Program (“CAP”).  The objective of CAP is to reduce taxpayer burden and uncertainty while assuring the IRS of the accuracy of income tax returns prior to filing, thereby reducing or eliminating the need for post-filing examinations.  As of June 30, 2012, the compliance process was ongoing with respect to fiscal 2011 and fiscal 2012.

During the second quarter of fiscal 2012, the Company formally concluded the IRS examination of fiscal years 2009 and 2010.  The conclusion of this examination did not materially impact the Company’s consolidated financial statements.

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

The Company is currently undergoing income tax examinations and controversies in several state, local and foreign jurisdictions.  These matters are in various stages of completion and involve complex multi-jurisdictional issues common among multinational enterprises, including transfer pricing, which may require an extended period of time for resolution.

The Company had been notified of a disallowance of tax deductions claimed by its subsidiary in Spain for fiscal years 1999 through 2002.  An appeal against this reassessment was filed with the Chief Tax Inspector.  On July 18, 2005, the final assessment made by the Chief Tax Inspector was received, confirming the reassessment made by the tax auditors.  During fiscal 2006, an appeal against this final assessment was filed with the Madrid Regional Economic Administrative Tribunal (“TEAR”).  In view of the TEAR’s silence, during fiscal 2007 the claim was presumed to be dismissed and an appeal was filed against it with the Central Economic-Administrative Tribunal (“TEAC”).  During the fiscal 2008 fourth quarter, the TEAC dismissed the claim and, on June 10, 2008, the Company filed an appeal for judicial review with the National Appellate Court.  During fiscal 2009, the Company completed the appeal proceedings with the National Appellate Court and, as of June 30, 2011, awaited the court’s decision.  During the first quarter of fiscal 2012, the National Appellate Court notified the Company that the appeal was denied.  The Company has been assessed corporate income tax and interest of $3.8 million, net of tax, at current exchange rates.  In response, the Company filed an appeal with the Spain Supreme Court.  While no assurance can be given as to the outcome in respect of this assessment and pending appeal in the Spanish courts, based on the decision of the National Appellate Court, management believes it is not more-likely-than-not that the subsidiary will be successful in its appeal to the Spain Supreme Court.  Accordingly, the Company established a reserve which resulted in an increase to the provision for income taxes equal to the $3.8 million exposure, net of tax.  Separately, during fiscal 2012, the Company’s subsidiary in Spain made cash payments totaling $4.1 million, at current exchange rates, to the Spain tax authority as an advance deposit to limit the additional interest that would be due to the Spain tax authority should it receive an unfavorable decision from the Spain Supreme Court.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 2012, the Company concluded various state, local and foreign income tax audits and examinations while several other matters, including those noted above, were initiated or remained pending.  On the basis of the information available in this regard as of June 30, 2012, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in a range of $20 million to $25 million within 12 months as a result of projected resolutions of global tax examinations and controversies and a potential lapse of the applicable statutes of limitations.

The tax years subject to examination vary depending on the tax jurisdiction.  As of June 30, 2012, the following tax years remain subject to examination by the major tax jurisdictions indicated:

Major Jurisdiction	Open Fiscal Years

Belgium	2008-2012
Canada	2005-2012
China	2008-2012
France	2006–2012
Germany	1999–2002, 2004–2012
Hong Kong	2006-2012
Japan	2012
Korea	2009-2012
Russia	2010-2012
Spain	1999–2002, 2008–2012
Switzerland	2011–2012
United Kingdom	2011–2012
United States	2011–2012
State of California	2007–2012
State of New York	2010–2012

The Company is also subject to income tax examinations in numerous other state, local and foreign jurisdictions.  The Company believes that its tax reserves are adequate for all years subject to examination.

NOTE 9 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	June 30
(In millions)	2012	2011
Advertising, merchandising and sampling	$385.9	$401.9
Employee compensation	430.1	422.4
Payroll and other taxes	133.0	125.1
Restructuring	34.8	28.6
Other	332.0	318.3
	$1,315.8	$1,296.3

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – DEBT

The Company’s current and long-term debt and available financing consist of the following:

	Debt at June 30		Available financing at June 30, 2012
(In millions)	2012	2011	Committed	Uncommitted
6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”)	$296.4	$296.4	$—	$—
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”)	197.7	197.7	—	—
5.55% Senior Notes, due May 15, 2017 (“2017 Senior Notes”)	334.9	341.5	—	—
7.75% Senior Notes, due November 1, 2013 (“2013 Senior Notes”)	230.1	230.0	—	—
6.00% Senior Notes, due January 15, 2012 (“2012 Senior Notes”)	—	119.4	—	—
Commercial paper	200.0	—	—	550.0
Loan participation notes	—	—	—	150.0
Other long-term borrowings	10.0	14.5	—	—
Other current borrowings	19.0	18.6	—	157.8
Revolving credit facility	—	—	1,000.0	—
	1,288.1	1,218.1	$1,000.0	$857.8
Less current debt including current maturities	(219.0)	(138.0)
	$1,069.1	$1,080.1

As of June 30, 2012, the Company had outstanding $296.4 million of 2037 Senior Notes consisting of $300.0 million principal and unamortized debt discount of $3.6 million.  The 2037 Senior Notes, when issued in May 2007, were priced at 98.722% with a yield of 6.093%.  Interest payments are required to be made semi-annually on May 15 and November 15.  In April 2007, in anticipation of the issuance of the 2037 Senior Notes, the Company entered into a series of forward-starting interest rate swap agreements on a notional amount totaling $210.0 million at a weighted-average all-in rate of 5.45%.  The forward-starting interest rate swap agreements were settled upon the issuance of the new debt and the Company recognized a loss in other comprehensive income of $0.9 million that will be amortized to interest expense over the life of the 2037 Senior Notes.  As a result of the forward-starting interest rate swap agreements, the debt discount and debt issuance costs, the effective interest rate on the 2037 Senior Notes will be 6.181% over the life of the debt.

As of June 30, 2012, the Company had outstanding $197.7 million of 2033 Senior Notes consisting of $200.0 million principal and unamortized debt discount of $2.3 million.  The 2033 Senior Notes, when issued in September 2003, were priced at 98.645% with a yield of 5.846%.  Interest payments are required to be made semi-annually on April 15 and October 15.  In May 2003, in anticipation of the issuance of the 5.75% Senior Notes, the Company entered into a series of treasury lock agreements on a notional amount totaling $195.0 million at a weighted-average all-in rate of 4.53%.  The treasury lock agreements were settled upon the issuance of the new debt and the Company received a payment of $15.0 million that will be amortized against interest expense over the life of the 2033 Senior Notes.  As a result of the treasury lock agreements, the debt discount and debt issuance costs, the effective interest rate on the 2033 Senior Notes will be 5.395% over the life of the debt.

As of June 30, 2012, the Company had outstanding $334.9 million of 2017 Senior Notes consisting of $300.0 million principal, an unamortized debt discount of $0.2 million and a $35.1 million adjustment to reflect the remaining termination value of an interest rate swap.  The 2017 Senior Notes, when issued in May 2007, were priced at 99.845% with a yield of 5.570%.  Interest payments are required to be made semi-annually on May 15 and November 15.  During fiscal 2011, the Company terminated its interest rate swap agreements with a notional amount totaling $250.0 million which had effectively converted the fixed rate interest on its outstanding 2017 Senior Notes to variable interest rates.  The instrument, which was classified as an asset, had a fair value of $47.4 million at the date of cash settlement.  This net settlement is classified as a financing activity on the consolidated statements of cash flows.  Hedge accounting treatment was discontinued prospectively and the fair value adjustment to the carrying amount of the related debt is being amortized against interest expense over the remaining life of the debt.

As of June 30, 2012, the Company had outstanding $230.1 million principal of 2013 Senior Notes.  The 2013 Senior Notes, when issued in November 2008, were priced at 99.932% with a yield of 7.767%.  Interest payments are required to be made semi-annually on May 1 and November 1.  As discussed below, the 2013 Senior Notes have been called for redemption on September 4, 2012.

On January 15, 2012, the Company repaid the outstanding principal of its 2012 Senior Notes with cash from operations.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2012, the Company issued $250.0 million of 2.35% Senior Notes due August 15, 2022 (“2022 Senior Notes”) and $250.0 million of 3.70% Senior Notes due August 15, 2042 (“2042 Senior Notes”) in a public offering.  The 2022 Senior Notes were priced at 99.911% with a yield of 2.360%.  The 2042 Senior Notes were priced at 99.567% with a yield of 3.724%.  Interest payments on both notes are required to be made semi-annually on February 15 and August 15, commencing February 15, 2013.  On August 2, 2012, the Company called for redemption all of the outstanding 2013 Senior Notes on September 4, 2012.  The Company intends to use approximately $250 million of the net proceeds of the offering for the redemption and to use the remaining amounts for general corporate purposes.

The Company has a $750.0 million commercial paper program under which it may issue commercial paper in the United States.  At June 30, 2012, the Company had $200.0 million of short-term commercial paper outstanding, due at various dates through July 2012 at an average interest rate of 0.18%, which may be refinanced on a periodic basis as it matures at then-prevailing market interest rates.

As of June 30, 2012, the Company had an overdraft borrowing agreement with a financial institution pursuant to which its subsidiary in Turkey may be credited to satisfy outstanding negative daily balances arising from its business operations.  The total balance outstanding at any time shall not exceed 25.0 million Turkish lira ($13.8 million at the exchange rate at June 30, 2012).  The interest rate applicable to each such credit shall be up to a maximum of 175 basis points per annum above the spot rate charged by the lender or the lender’s floating call rate agreed to by the Company at each borrowing.  There were no debt issuance costs incurred related to this agreement.  The outstanding balance at June 30, 2012 was 12.9 million Turkish lira ($7.1 million at the exchange rate at June 30, 2012) and is classified as current debt on the Company’s consolidated balance sheet.

As of June 30, 2012, the Company had a fixed rate promissory note agreement with a financial institution pursuant to which the Company may borrow up to $150.0 million in the form of loan participation notes through one of its subsidiaries in Europe.  The interest rate on borrowings under this agreement is at an all-in fixed rate determined by the lender and agreed to by the Company at the date of each borrowing.  At June 30, 2012, no borrowings were outstanding under this agreement.  Debt issuance costs incurred related to this agreement were de minimis.

As of June 30, 2012, the Company had a $1.0 billion senior unsecured revolving credit facility that expires on July 14, 2015 (the “Facility”).  The Facility may be used to provide credit support for the Company’s commercial paper program and for general corporate purposes.  Up to the equivalent of $250 million of the Facility is available for multi-currency loans.  The interest rate on borrowings under the Facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or ½% plus the Federal funds rate.  The Company incurred costs of approximately $1 million to establish the Facility which are being amortized over the term of the Facility.  The Facility has an annual fee of $0.7 million, payable quarterly, based on the Company’s current credit ratings.  The Facility also contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $100.0 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under this facility.  At June 30, 2012, no borrowings were outstanding under this agreement.

The Company maintains uncommitted credit facilities in various regions throughout the world.  Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings.  During fiscal 2012 and 2011, the monthly average amount outstanding was approximately $11.8 million and $16.3 million, respectively, and the annualized monthly weighted-average interest rate incurred was approximately 14.1% and 8.8%, respectively.

Refer to Note 14 – Commitments and Contingencies for the Company’s projected debt service payments, as of June 30, 2012, over the next five fiscal years.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – DERIVATIVE FINANCIAL INSTRUMENTS

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

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
(In millions)	Balance Sheet Location	Fair Value (1)		Balance Sheet Location	Fair Value (1)
		June 30			June 30
		2012	2011		2012	2011
Derivatives Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$16.1	$11.9	Other accrued liabilities	$4.9	$28.4

Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	1.6	3.1	Other accrued liabilities	1.3	2.5

Total Derivatives		$17.7	$15.0		$6.2	$30.9

(1) See Note 12 – Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are presented as follows:

(In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (2)
	June 30			June 30
	2012	2011		2012	2011
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$40.2	$(38.0)	Cost of sales	$4.6	$(4.3)
			Selling, general and administrative	7.1	(10.8)
Total derivatives	$40.2	$(38.0)		$11.7	$(15.1)

(2) The amount of gain (loss) recognized in earnings related to the amount excluded from effectiveness testing was $(0.8) million and $0.3 million for fiscal 2012 and 2011, respectively.  The gain recognized in earnings related to the ineffective portion of the hedging relationships was de minimis for fiscal 2012.  The loss recognized in earnings related to the ineffective portion of the hedging relationships was $0.5 million for fiscal 2011.

(In millions)	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives (1)
		June 30
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

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

(In millions)	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		June 30
		2012	2011
Derivatives Not Designated as Hedging Instruments:

Foreign currency forward contracts	Selling, general and administrative	$(0.3)	$0.6

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Cash-Flow Hedges

The Company enters into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that the Company receives from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as foreign currency cash-flow hedges and have varying maturities through the end of March 2014.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.

The ineffective portion of foreign currency forward contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in OCI are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in accumulated OCI are reclassified to current-period earnings.  As of June 30, 2012, the Company’s foreign currency cash-flow hedges were highly effective in all material respects.  The estimated net gain as of June 30, 2012 that is expected to be reclassified from accumulated OCI into earnings, net of tax, within the next twelve months is $8.6 million.  The accumulated gain (loss) on derivative instruments in accumulated OCI was $15.3 million and $(13.2) million as of June 30, 2012 and June 30, 2011, respectively.

At June 30, 2012, the Company had foreign currency forward contracts in the amount of $1,476.0 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the British pound ($376.7 million), Euro ($223.4 million), Canadian dollar ($184.0 million), Swiss franc ($129.9 million), Australian dollar ($106.5 million), Korean won ($75.1 million) and Thailand baht ($51.3 million).

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

Credit Risk

As a matter of policy, the Company only enters into derivative contracts with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $17.7 million at June 30, 2012, of which 35% and 16% were attributable to two counterparties.  To manage this risk, the Company has established strict counterparty credit guidelines that are continually monitored.  Accordingly, management believes risk of loss under these hedging contracts is remote.

Certain of the Company’s derivative financial instruments contain credit-risk-related contingent features.  At June 30, 2012, the Company was in a net asset position for certain derivative contracts that contain such features with two counterparties.  The fair value of those contracts as of June 30, 2012 was approximately $2.8 million.  As of June 30, 2012, the Company was in compliance with such credit-risk-related contingent features.

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

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$17.7	$—	$17.7
Available-for-sale securities	5.9	—	—	5.9
Total	$5.9	$17.7	$—	$23.6

Liabilities:
Foreign currency forward contracts	$—	$6.2	$—	$6.2

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s hierarchy and impairment charges for certain of its nonfinancial assets measured at fair value on a nonrecurring basis during fiscal 2012:

(In millions)	Impairment charges	Date of Carrying Value	Carrying Value	Level 3

Other intangible assets, net (trademark)	$6.7	December 31, 2011	$3.3	$3.3
Other intangible assets, net (trademark)	3.3	April 1, 2012	—	—
Other intangible assets, net (customer list)	11.7	April 1, 2012	—	—
Total	$21.7

To determine fair value of the trademark at December 31, 2011, the Company used the relief-from-royalty method.  This method, which is an income approach, assumed that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset.  The calculation of fair value requires significant judgment in determining both the assets’ estimated cash flows as well as the appropriate discount and royalty rates applied to those cash flows to determine fair value.  As these inputs are unobservable in the market and significant to the fair value calculation, the trademark was classified as Level 3.  In determining its fair value, a terminal growth rate of 3% was applied to future cash flows, and was used in conjunction with a 1.5% royalty rate discounted to present value at a 17% rate.

To determine fair value of the trademark and customer list at April 1, 2012, the Company assessed the future performance of the related reporting unit and determined that negative cash flows in future forecasted periods would not support a royalty rate for the calculation of fair value of the trademark and negative income associated with existing customers would not support a value for the customer list.  The Company therefore concluded that the carrying value of these assets were not recoverable.

See Note 5 — Goodwill and Other Intangible Assets for further discussion of the Company’s impairment testing.

The following table presents the Company’s hierarchy and impairment charges for certain of its nonfinancial assets measured at fair value on a nonrecurring basis during fiscal 2011:

(In millions)	Impairment charges	Date of Carrying Value	Carrying Value	Level 3 (1)

Goodwill	$29.3	March 31, 2011	$—	$—
Other intangible assets, net (trademark)	7.0	March 31, 2011	10.0	10.0
Other intangible assets, net (trademark)	1.7	April 1, 2011	—	—
Total	$38.0

(1)       See Note 5 – Goodwill and Other Intangible Assets for discussion of the valuation techniques used to measure fair value, the description of the inputs and information used to develop those inputs.

The following methods and assumptions were used to estimate the fair value of the Company’s other classes of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents – The carrying amount approximates fair value, primarily because of the short maturity of cash equivalent instruments.

Available-for-sale securities – Available-for-sale securities are generally comprised of mutual funds and are valued using quoted market prices on an active exchange.  Available-for-sale securities are included in Other assets in the accompanying consolidated balance sheets.

Foreign currency forward contracts – The fair values of the Company’s foreign currency forward contracts were determined using an industry-standard valuation model, which is based on an income approach.  The significant observable inputs to the model, such as swap yield curves and currency spot and forward rates, were obtained from an independent pricing service.  To determine the fair value of contracts under the model, the difference between the contract price and the current forward rate was discounted using LIBOR for contracts with maturities up to 12 months, and swap yield curves for contracts with maturities greater than 12 months.

Current and long-term debt – The fair value of the Company’s debt was estimated based on the current rates offered to the Company for debt with the same remaining maturities.  To a lesser extent, debt also includes capital lease obligations for which the carrying amount approximates the fair value.  The Company’s debt is classified within Level 2 of the valuation hierarchy.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	June 30
	2012		2011
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$1,347.7	$1,347.7	$1,253.0	$1,253.0
Available-for-sale securities	5.9	5.9	6.6	6.6
Current and long-term debt	1,288.1	1,478.9	1,218.1	1,293.5

Derivatives
Foreign currency forward contracts – asset (liability)	11.5	11.5	(15.9)	(15.9)

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

Retirement Growth Account Plan (U.S.)

The Retirement Growth Account Plan is a trust-based, noncontributory qualified defined benefit pension plan.  The Company’s funding policy consists of contributions at a rate that provides for future plan benefits and maintains appropriate funded percentages.  Such contribution is not less than the minimum required by the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended, and subsequent pension legislation and is not more than the maximum amount deductible for income tax purposes.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan Summaries

The significant components of the above mentioned plans as of and for the years ended June 30 are summarized as follows:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2012	2011	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$574.1	$545.6	$451.3	$413.7	$156.3	$145.0
Service cost	27.7	25.8	22.3	21.5	3.8	3.8
Interest cost	29.8	27.8	18.8	19.5	8.6	7.8
Plan participant contributions	—	—	3.3	3.1	0.7	0.6
Actuarial loss (gain)	107.2	14.4	52.6	(12.4)	32.7	4.6
Foreign currency exchange rate impact	—	—	(34.1)	58.5	(1.5)	1.5
Benefits, expenses, taxes and premiums paid	(32.7)	(39.5)	(21.7)	(30.4)	(6.3)	(6.2)
Plan amendments	—	—	(8.8)	11.4	6.8	(0.8)
Settlements and curtailments	—	—	(0.3)	(33.6)	—	—
Benefit obligation at end of year	$706.1	$574.1	$483.4	$451.3	$201.1	$156.3

Change in plan assets:
Fair value of plan assets at beginning of year	$554.7	$478.3	$391.3	$353.1	$15.4	$6.0
Actual return on plan assets	41.4	71.6	34.2	20.6	1.2	1.0
Foreign currency exchange rate impact	—	—	(21.6)	43.1	—	—
Employer contributions	82.2	44.3	29.7	34.1	15.0	14.0
Plan participant contributions	—	—	3.4	3.1	0.7	0.6
Settlements	—	—	—	(32.3)	—	—
Benefits, expenses, taxes and premiums paid from plan assets	(32.7)	(39.5)	(21.7)	(30.4)	(6.3)	(6.2)
Fair value of plan assets at end of year	$645.6	$554.7	$415.3	$391.3	$26.0	$15.4

Funded status	$(60.5)	$(19.4)	$(68.1)	$(60.0)	$(175.1)	$(140.9)

Amounts recognized in the Balance Sheet consist of:
Other assets	$51.1	$78.0	$41.6	$47.3	$—	$—
Other accrued liabilities	(10.5)	(9.6)	(3.0)	(2.2)	(0.3)	(0.3)
Other noncurrent liabilities	(101.1)	(87.8)	(106.7)	(105.1)	(174.8)	(140.6)
Funded status	(60.5)	(19.4)	(68.1)	(60.0)	(175.1)	(140.9)
Accumulated other comprehensive loss	219.5	123.3	157.7	143.0	67.2	29.8
Net amount recognized	$159.0	$103.9	$89.6	$83.0	$(107.9)	$(111.1)

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Plans						Other than Pension Plans
	U.S.			International			Post-retirement
($ in millions)	2012	2011	2010	2012	2011	2010	2012	2011	2010
Components of net periodic benefit cost:
Service cost, net	$27.7	$25.8	$22.5	$22.3	$21.5	$17.9	$3.8	$3.8	$3.3
Interest cost	29.8	27.8	29.3	18.8	19.5	19.3	8.6	7.8	8.0
Expected return on assets	(38.9)	(34.7)	(32.4)	(21.1)	(21.9)	(19.8)	(1.2)	(0.5)	—
Amortization of:
Prior service cost	0.7	0.7	0.8	3.3	2.5	2.3	0.3	(0.1)	—
Actuarial loss (gain)	7.9	9.7	4.1	4.9	5.8	1.9	1.9	1.7	0.6
Settlements and curtailments	—	—	—	(0.3)	9.1	2.7	—	—	—
Special termination benefits	—	—	—	—	—	1.1	—	—	—
Net periodic benefit cost	$27.2	$29.3	$24.3	$27.9	$36.5	$25.4	$13.4	$12.7	$11.9

Weighted-average assumptions used to determine benefit obligations at June 30:
Discount rate	3.90%	5.40%	5.30%	1.00 - 7.00%	1.25 - 8.25%	1.25 - 8.00%	3.70 - 8.65%	5.40 - 8.75%	5.30 - 9.00%

Rate of compensation	4.00 -	4.00 -	4.00 -	1.00 -	2.00 -	2.00 -	N/A	N/A	N/A
increase	12.00%	12.00%	12.00%	6.00%	6.00%	6.00%

Weighted-average assumptions used to determine net periodic benefit cost for the year ended June 30:
Discount rate	5.40%	5.30%	6.50%	1.25 -	1.25 -	1.75 -	5.40 -	5.30 -	6.50 -
				8.25%	8.00%	8.75%	8.75%	9.00%	9.00%

Expected return on assets	7.75%	7.75%	7.75%	2.00 -	2.50 -	2.75 -	7.75%	7.75%	N/A
				8.25%	8.00%	8.75%

Rate of compensation	4.00 -	4.00 -	4.00 -	2.00 -	2.00 -	1.75 -	N/A	N/A	N/A
increase	12.00%	12.00%	12.00%	6.00%	6.00%	5.50%

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  The assumed weighted-average health care cost trend rate for the coming year is 6.67% while the weighted-average ultimate trend rate of 4.56% is expected to be reached in approximately 16 years.  A one-percentage-point change in assumed health care cost trend rates for fiscal 2012 would have had the following effects:

(In millions)	One-Percentage-Point Increase	One-Percentage-Point Decrease

Effect on total service and interest costs	$1.2	$(1.0)
Effect on post-retirement benefit obligations	$13.9	$(12.6)

Amounts recognized in accumulated OCI (before tax) as of June 30, 2012 are as follows:

	Pension Plans		Other than Pension Plans
(In millions)	U.S.	International	Post-retirement	Total

Net actuarial (gains) losses, beginning of year	$118.9	$112.6	$31.5	$263.0
Actuarial (gains) losses recognized	104.8	39.5	32.6	176.9
Amortization of amounts included in net periodic benefit cost	(7.9)	(4.9)	(1.9)	(14.7)
Translation adjustments	—	(6.9)	0.1	(6.8)
Net actuarial (gains) losses, end of year	215.8	140.3	62.3	418.4

Net prior service cost (credit), beginning of year	4.4	30.5	(1.7)	33.2
Prior service cost (credit) recognized	—	(8.8)	6.8	(2.0)
Amortization of amounts included in net periodic benefit cost	(0.7)	(3.3)	(0.3)	(4.3)
Translation adjustments	—	(0.9)	0.1	(0.8)
Net prior service cost (credit), end of year	3.7	17.5	4.9	26.1

Net transition obligation (asset), beginning of year	—	(0.1)	—	(0.1)
Amortization of amounts included in net periodic benefit cost	—	—	—	—
Net transition obligation (asset), end of year	—	(0.1)	—	(0.1)

Total amounts recognized in accumulated OCI	$219.5	$157.7	$67.2	$444.4

Amounts in accumulated OCI expected to be amortized as components of net periodic benefit cost during fiscal 2013 are as follows:

	Pension Plans		Other than Pension Plans
(In millions)	U.S.	International	Post-retirement

Prior service cost	$0.7	$2.7	$0.8
Net actuarial loss	$7.9	$9.3	$4.4

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company’s pension plans at June 30 are as follows:

	Pension Plans
	Retirement Growth Account		Restoration		International
(In millions)	2012	2011	2012	2011	2012	2011

Projected benefit obligation	$594.5	$476.8	$111.6	$97.3	$483.4	$451.3
Accumulated benefit obligation	$522.1	$422.4	$86.3	$76.1	$426.5	$392.0
Fair value of plan assets	$645.6	$554.7	$—	$—	$415.3	$391.3

International pension plans with projected benefit obligations in excess of the plans’ assets had aggregate projected benefit obligations of $223.0 million and $179.3 million and aggregate fair value of plan assets of $113.3 million and $72.0 million at June 30, 2012 and 2011, respectively.  International pension plans with accumulated benefit obligations in excess of the plans’ assets had aggregate accumulated benefit obligations of $155.6 million and $147.5 million and aggregate fair value of plan assets of $72.5 million and $70.1 million at June 30, 2012 and 2011, respectively.

The expected cash flows for the Company’s pension and post-retirement plans are as follows:

	Pension Plans		Other than Pension Plans
(In millions)	U.S.	International	Post-retirement

Expected employer contributions for year ending June 30, 2013	$—	$24.7	$—
Expected benefit payments for year ending June 30,
2013	46.3	19.5	6.0
2014	46.0	16.5	6.7
2015	42.9	17.7	7.3
2016	38.4	18.1	8.1
2017	38.5	20.1	9.0
Years 2018 – 2022	197.2	114.9	58.3

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

The Company’s target asset allocation at June 30, 2012 is as follows:

	Pension Plans		Other than Pension Plans
	U.S.	International	Post-retirement

Equity	30%	19%	30%
Debt securities	41%	56%	41%
Other	29%	25%	29%
	100%	100%	100%

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

Interests in limited partnerships and hedge fund investments - One limited partnership investment and one hedge fund was valued using the NAV provided by the administrator of the partnership/fund.  The NAV is based on the value of the underlying assets owned by the partnership/fund, minus its liabilities, and then divided by the number of shares outstanding.  All other limited partnership investments and hedge fund investments are private equity funds and the fair values are determined by the fund managers based on the estimated value of the various holdings of the fund portfolio.  These investments are primarily classified within Level 3 of the valuation hierarchy.

The following table presents the fair values of the Company’s pension and post-retirement plan assets by asset category as of June 30, 2012:

(In millions)	Level 1	Level 2	Level 3	Total

Short-term investment funds	$79.4	$78.4	$—	$157.8
Government and agency securities	—	35.8	—	35.8
Equity securities	73.6	—	—	73.6
Debt instruments	—	134.2	—	134.2
Commingled funds	153.6	361.0	37.7	552.3
Insurance contracts	—	—	38.7	38.7
Limited partnerships and hedge fund investments	—	—	94.5	94.5
Total	$306.6	$609.4	$170.9	$1,086.9

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair values of the Company’s pension and post-retirement plan assets by asset category as of June 30, 2011:

(In millions)	Level 1	Level 2	Level 3	Total

Short-term investment funds	$22.9	$44.9	$—	$67.8
Government and agency securities	—	29.6	—	29.6
Equity securities	59.8	—	—	59.8
Debt instruments	—	102.3	—	102.3
Commingled funds	190.4	345.3	39.0	574.7
Insurance contracts	—	—	39.0	39.0
Limited partnerships and hedge fund investments	—	—	88.2	88.2
Total	$273.1	$522.1	$166.2	$961.4

The following table presents the changes in Level 3 plan assets for fiscal 2012:

(In millions)	Commingled Funds	Insurance Contracts	Limited Partnerships and Hedge Fund Investments	Total

Balance as of June 30, 2011	$39.0	$39.0	$88.2	$166.2
Actual return on plan assets:
Relating to assets still held at the reporting date	1.4	3.9	(4.7)	0.6
Relating to assets sold during the year	(0.7)	—	3.7	3.0
Transfers in (out)	—	—	—	—
Purchases, sales, issuances and settlements, net	(1.0)	1.2	7.3	7.5
Foreign exchange impact	(1.0)	(5.4)	—	(6.4)
Balance as of June 30, 2012	$37.7	$38.7	$94.5	$170.9

401(k) Savings Plan (U.S.)

The Company’s 401(k) Savings Plan (“Savings Plan”) is a contributory defined contribution plan covering substantially all regular U.S. employees who have completed the hours and service requirements, as defined by the plan document.  Regular full-time employees are eligible to participate in the Savings Plan thirty days following their date of hire.  The Savings Plan is subject to the applicable provisions of ERISA.  The Company matches a portion of the participant’s contributions after one year of service under a predetermined formula based on the participant’s contribution level.  The Company’s contributions were $23.6 million, $22.4 million and $20.8 million for fiscal 2012, 2011 and 2010, respectively.  Shares of the Company’s Class A Common Stock are not an investment option in the Savings Plan and the Company does not use such shares to match participants’ contributions.

Deferred Compensation

The Company accrues for deferred compensation and interest thereon, and for the increase in the value of share units pursuant to agreements with certain key executives and outside directors.  The amounts included in the accompanying consolidated balance sheets under these plans were $66.6 million and $65.8 million as of June 30, 2012 and 2011, respectively.  The expense for fiscal 2012, 2011 and 2010 was $8.4 million, $9.9 million and $1.7 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The following table summarizes scheduled maturities of the Company’s contractual obligations for which cash flows are fixed and determinable as of June 30, 2012:

		Payments Due in Fiscal
(In millions)	Total	2013	2014	2015	2016	2017	Thereafter

Debt service (1)	$2,066.7	$286.2	$291.6	$46.6	$46.4	$346.3	$1,049.6
Operating lease commitments (2)	1,537.9	266.6	243.5	209.3	182.8	153.5	482.2
Unconditional purchase obligations (3)	2,178.6	1,130.0	213.1	197.5	185.0	114.5	338.5
Gross unrecognized tax benefits and interest – current (4)	0.9	0.9	—	—	—	—	—
Total contractual obligations	$5,784.1	$1,683.7	$748.2	$453.4	$414.2	$614.3	$1,870.3

(1)        Includes long-term and short-term debt and the related projected interest costs, and to a lesser extent, capital lease commitments.  Interest costs on long-term and short-term debt are projected to be $64.4 million in fiscal 2013, $55.1 million in fiscal 2014, $46.2 million in each of the years from fiscal 2015 through fiscal 2017 and $549.8 million thereafter.  Projected interest costs on variable rate instruments were calculated using market rates at June 30, 2012.  Including the 2022 Senior Notes and 2042 Senior Notes and redemption of the 2013 Senior Notes, debt service costs are projected to increase $247.2 million in fiscal 2013, decrease $223.9 million in fiscal 2014, increase $15.1 million in each of the years from fiscal 2015 through fiscal 2017, and increase $768.2 million thereafter.  Refer to Note 10 – Debt.

(2)        Minimum operating lease commitments only include base rent.  Certain leases provide for contingent rents that are not measurable at inception and primarily include rents based on a percentage of sales in excess of stipulated levels, as well as common area maintenance.  These amounts are excluded from minimum operating lease commitments and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably measurable.  Such amounts have not been material to total rent expense.  Total rental expense included in the accompanying consolidated statements of earnings was $304.9 million in fiscal 2012, $290.9 million in fiscal 2011 and $272.8 million in fiscal 2010.

(3)        Unconditional purchase obligations primarily include inventory commitments, estimated future earn-out payments, estimated royalty payments pursuant to license agreements, advertising commitments, capital improvement commitments, planned funding of pension and other post-retirement benefit obligations, commitments pursuant to executive compensation arrangements, obligations related to the Company’s cost savings initiatives and acquisitions.  Future earn-out payments and future royalty and advertising commitments were estimated based on planned future sales for the term that was in effect at June 30, 2012, without consideration for potential renewal periods.

(4)    Refer to Note 8 – Income Taxes for information regarding unrecognized tax benefits.  As of June 30, 2012, the noncurrent portion of the Company’s unrecognized tax benefits, including related accrued interest and penalties was $106.2 million.  At this time, the settlement period for the noncurrent portion of the unrecognized tax benefits, including related accrued interest and penalties, cannot be determined and therefore was not included.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fiscal 2007 fourth quarter, the former owner of the Darphin brand initiated litigation in the Paris Commercial Court against the Company and one of its subsidiaries seeking to recover €60.0 million ($75.5 million at the exchange rate at June 30, 2012) that he claims he was owed as additional consideration for the sale of Darphin to the Company in April 2003.  On December 23, 2011, the Paris Commercial Court issued its judgment, awarding the former owner €22.9 million ($28.8 million at the exchange rate at June 30, 2012) plus interest from 2007.  The Company has filed its appeal with the Paris Court of Appeal.  In accordance with the judgment, in January 2012, the Company paid €25.3 million ($31.8 million at the exchange rate at June 30, 2012) to the former owner and received from him a bank guarantee to assure repayment to the Company of such sum (or any part thereof) in the event that the judgment is reversed by the Paris Court of Appeal.  Based upon its assessment of the case, as well as the advice of external counsel, the Company is maintaining the amount it previously accrued as an amount that it believes will ultimately be paid based on the probable outcome of the appeal.  Such amount is less than the Paris Commercial Court’s award.

Other Income

In November 2011, the Company settled a commercial dispute with third parties that was outside its normal operations.  In connection therewith, the Company received a $10.5 million cash payment, which has been classified as other income in its consolidated statement of earnings.

NOTE 15 – COMMON STOCK

As of June 30, 2012, the Company’s authorized common stock consists of 650 million shares of Class A Common Stock, par value $.01 per share, and 240 million shares of Class B Common Stock, par value $.01 per share.  Class B Common Stock is convertible into Class A Common Stock, in whole or in part, at any time and from time to time at the option of the holder, on the basis of one share of Class A Common Stock for each share of Class B Common Stock converted.  Holders of the Company’s Class A Common Stock are entitled to one vote per share and holders of the Company’s Class B Common Stock are entitled to ten votes per share.

On November 3, 2011, the Company’s Board of Directors declared a two-for-one stock split on the Company’s Class A and Class B Common Stock.  The stock split was effected in the form of a stock dividend and resulted in one additional share being issued on January 20, 2012 for each share held by stockholders of record at the close of business on January 4, 2012.  The stock split did not have an impact on the Company’s consolidated financial position or results of operations.  In addition, on November 3, 2011, the Company’s Board of Directors declared a dividend in the amount of $.525 per share on the Company’s Class A and Class B Common Stock.  The dividend was paid in cash on December 14, 2011 to stockholders of record at the close of business on November 28, 2011.

Information about the Company’s common stock outstanding is as follows:

(Shares in thousands)	Class A	Class B
Balance at June 30, 2009	237,253.8	156,134.5
Acquisition of treasury stock	(9,803.7)	—
Conversion of Class B to Class A	1,970.4	(1,970.4)
Stock-based compensation	11,862.8	—
Balance at June 30, 2010	241,283.3	154,164.1
Acquisition of treasury stock	(10,515.1)	—
Conversion of Class B to Class A	2,200.0	(2,200.0)
Stock-based compensation	9,630.7	—
Balance at June 30, 2011	242,598.9	151,964.1
Acquisition of treasury stock	(11,980.2)	—
Conversion of Class B to Class A	186.0	(186.0)
Stock-based compensation	6,314.8	—
Balance at June 30, 2012	237,119.5	151,778.1

The Company is authorized by the Board of Directors to repurchase up to 176.0 million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  As of June 30, 2012, the cumulative total of acquired shares pursuant to the authorization was 161.1 million, reducing the remaining authorized share repurchase balance to 14.9 million.

Subsequent to June 30, 2012, the Company purchased approximately 2.0 million additional shares of Class A Common Stock for $104.2 million pursuant to its share repurchase program.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – STOCK PROGRAMS

As of June 30, 2012, the Company has two active equity compensation plans which include the Amended and Restated Fiscal 2002 Share Incentive Plan (the “Fiscal 2002 Plan”) and the Non-Employee Director Share Incentive Plan (collectively, the “Plans”).  These Plans currently provide for the issuance of 66,319,900 shares of Class A Common Stock, which consist of shares originally provided for and shares transferred to the Fiscal 2002 Plan from other inactive plans and employment agreements, to be granted in the form of stock-based awards to key employees, consultants and non-employee directors of the Company.  As of June 30, 2012, approximately 23,396,400 shares of Class A Common Stock were reserved and available to be granted pursuant to these Plans.  The Company may satisfy the obligation of its stock-based compensation awards with either new or treasury shares.  The Company’s equity compensation awards outstanding at June 30, 2012 include stock options, performance share units (“PSU”), restricted stock units (“RSU”), market share units (“MSU”) and share units.

Total stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of stock options, PSUs, RSUs, MSUs and share units.  Stock-based compensation expense and related income tax benefits are as follows:

	Year Ended June 30
(In millions)	2012	2011	2010
Compensation expense	$124.7	$94.8	$57.0
Income tax benefit	41.1	31.5	19.0

As of June 30, 2012, the total unrecognized compensation cost related to nonvested stock-based awards was $80.8 million and the related weighted-average period over which it is expected to be recognized is approximately 1.7 years.

Stock Options

A summary of the Company’s stock option programs as of June 30, 2012 and changes during the fiscal year then ended, is presented below:

(Shares in thousands)	Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value(1) (in millions)	Weighted-Average Contractual Life Remaining in Years

Outstanding at June 30, 2011	16,972.5	$22.87
Granted at fair value	3,349.7	49.22
Exercised	(4,318.8)	21.33
Expired	(16.9)	20.64
Forfeited	(175.7)	31.26
Outstanding at June 30, 2012	15,810.8	28.86	$399.6	7.0

Vested and expected to vest at June 30, 2012	15,654.9	28.72	$397.8	7.0

Exercisable at June 30, 2012	8,005.8	22.38	$254.1	5.9

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the per-share weighted-average grant date fair value of stock options granted and total intrinsic value of stock options exercised:

	Year Ended June 30
(In millions, except per share data)	2012	2011	2010
Per-share weighted-average grant date fair value of stock options granted	$17.41	$18.93	$10.64

Intrinsic value of stock options exercised	$154.0	$178.1	$91.8

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended June 30
	2012	2011	2010
Weighted-average expected stock-price volatility	35%	31%	30%
Weighted-average expected option life	8 years	8 years	8 years
Average risk-free interest rate	1.7%	2.2%	3.1%
Average dividend yield	1.0%	1.1%	2.0%

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

Performance Share Units

During fiscal 2012, the Company granted approximately 260,000 PSUs, which will be settled in stock subject to the achievement of the Company’s net sales, diluted net earnings per common share and return on invested capital goals for the three fiscal years ending June 30, 2014, all subject to the continued employment or retirement of the grantees.  Settlement will be made pursuant to a range of opportunities relative to the net sales, diluted net earnings per common share and return on invested capital targets of the Company and, as such, the compensation cost of the PSU is subject to adjustment based upon the attainability of these target goals.  No settlement will occur for results below the applicable minimum threshold of a target and additional shares shall be issued if performance exceeds the targeted performance goals.  Certain PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSU.  Other PSUs granted in fiscal 2012 are not accompanied by dividend equivalent rights and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant less the discounted present value of the dividends expected to be paid on the shares during the vesting period.  These awards are subject to the provisions of the agreement under which the PSUs are granted.  The PSUs were valued at the closing market value of the Company’s Class A Common Stock on the date of grant and generally vest at the end of the performance period.  Approximately 495,900 shares of Class A Common Stock are anticipated to be issued, relative to the target goals set at the time of issuance, in settlement of the 330,600 PSUs that vested as of June 30, 2012.  In September 2011, approximately 275,200 shares of the Company’s Class A Common Stock were issued and related accrued dividends were paid, relative to the target goals set at the time of issuance, in settlement of 262,000 PSUs which vested as of June 30, 2011.

The following is a summary of the status of the Company’s PSUs as of June 30, 2012 and activity during the fiscal year then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share
Nonvested at June 30, 2011	699.8	$23.36
Granted	260.0	48.57
Vested	(330.6)	16.71
Forfeited	(3.3)	28.84
Nonvested at June 30, 2012	625.9	37.31

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

The Company granted approximately 1,336,200 RSUs during fiscal 2012 which, at the time of grant, were scheduled to vest as follows: 751,500 on October 31, 2012, 3,900 on April 25, 2013, 392,500 on October 31, 2013, 3,900 on April 25, 2014, 175,500 on October 31, 2014, 5,000 on December 1, 2014 and 3,900 on April 27, 2015, all subject to the continued employment or retirement of the grantees.  Certain RSUs granted in fiscal 2012 are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the RSU and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.  Other RSUs granted in fiscal 2012 are not accompanied by dividend equivalent rights and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant less the discounted present value of the dividends expected to be paid on the shares during the vesting period.

The following is a summary of the status of the Company’s RSUs as of June 30, 2012 and activity during the fiscal year then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share
Nonvested at June 30, 2011	2,870.3	$24.87
Granted	1,336.2	48.85
Vested	(1,716.8)	24.31
Forfeited	(96.8)	35.77
Nonvested at June 30, 2012	2,392.9	38.22

Market Share Unit

As of June 30, 2012, the Company had one outstanding market share with a grant date fair value of $10.6 million that was estimated using a lattice model with a Monte Carlo simulation and the following assumptions: contractual life of 41 months, a weighted-average expected volatility of 29%, a weighted-average risk-free interest rate of 1.6% and a weighted-average dividend yield of 1.0%.  The Company used an expected stock-price volatility assumption that is a combination of both current and historical implied volatilities from options on the underlying stock.  The implied volatilities were obtained from publicly available data sources.  The expected life is equal to the contractual term of the grant.  The average risk-free interest rate is based on the U.S. Treasury strip rates over the contractual term of the grant and the average dividend yield is based on historical experience.

Share Units

The Company grants share units to certain non-employee directors under the Non-Employee Director Share Incentive Plan.  The share units are convertible into shares of Class A Common Stock as provided for in that plan.  Share units are accompanied by dividend equivalent rights that are converted to additional share units when such dividends are declared.

The following is a summary of the status of the Company’s share units as of June 30, 2012 and activity during the fiscal year then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share
Outstanding at June 30, 2011	58.4	$21.22
Granted	14.5	57.53
Dividend equivalents	0.8	52.79
Converted	—	—
Outstanding at June 30, 2012	73.7	28.69

Cash Units

Certain non-employee directors defer cash compensation in the form of cash payout share units, which are not subject to the Plans.  These share units are classified as liabilities and, as such, their fair value is adjusted to reflect the current market value of the Company’s Class A Common Stock.  The Company recorded $0.8 million, $4.9 million and $2.3 million as compensation expense to reflect additional deferrals and the change in the market value for fiscal 2012, 2011 and 2010, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC. PER COMMON SHARE

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

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Year Ended June 30
(In millions, except per share data)	2012	2011	2010
Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$856.9	$700.8	$478.3

Denominator:
Weighted-average common shares outstanding – Basic	388.7	394.0	395.4
Effect of dilutive stock options	6.3	6.5	4.5
Effect of RSUs, PSUs and MSU	2.0	1.9	1.6
Weighted-average common shares outstanding – Diluted	397.0	402.4	401.5

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$2.20	$1.78	$1.21
Diluted	2.16	1.74	1.19

As of June 30, 2012, 2011 and 2010, outstanding stock options that were not included in the computation of diluted EPS because their inclusion would be anti-dilutive were de minimis.  As of June 30, 2012, 2011 and 2010, 0.6 million, 0.7 million and 0.6 million, respectively, of PSUs have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 16 – Stock Programs.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of Accumulated OCI (“AOCI”) included in the accompanying consolidated balance sheets consist of the following:

	Year Ended June 30
(In millions)	2012	2011	2010
Net unrealized investment gains (losses), beginning of year	$0.5	$0.2	$(0.2)
Unrealized investment gains (losses)	0.1	0.4	0.6
Benefit (provision) for deferred income taxes	(0.1)	(0.1)	(0.2)
Net unrealized investment gains, end of year	0.5	0.5	0.2

Net derivative instruments, beginning of year	(0.7)	14.3	1.5
Gain (loss) on derivative instruments	40.2	(38.0)	(0.2)
Benefit (provision) for deferred income taxes on derivative instruments	(14.3)	13.4	(0.1)
Reclassification to earnings during the year:
Foreign currency forward contracts	(11.7)	15.1	20.3
Settled interest rate-related derivatives	(0.3)	(0.3)	(0.2)
Benefit (provision) for deferred income taxes on reclassification	4.2	(5.2)	(7.0)
Net derivative instruments, end of year	17.4	(0.7)	14.3

Net pension and post-retirement adjustments, beginning of year	(199.0)	(217.6)	(190.7)
Changes in plan assets and benefit obligations:
Net actuarial gains (losses) recognized	(176.9)	30.7	(65.6)
Net prior service credit (cost) recognized	2.0	(10.6)	2.6
Translation adjustments	7.6	(16.4)	6.5
Amortization of amounts included in net periodic benefit cost:
Net actuarial (gains) losses	14.7	26.3	9.3
Net prior service cost (credit)	4.3	3.1	3.1
Net transition asset (obligation)	—	—	—
Benefit (provision) for deferred income taxes	53.8	(14.5)	17.2
Net pension and post-retirement adjustments, end of year	(293.5)	(199.0)	(217.6)

Cumulative translation adjustments, beginning of year	216.9	6.4	72.3
Translation adjustments	(156.6)	213.2	(65.5)
Benefit (provision) for deferred income taxes	2.4	(2.7)	(0.4)
Cumulative translation adjustments, end of year	62.7	216.9	6.4

Accumulated other comprehensive income (loss)	$212.9	$17.7	$(196.7)

Of the $17.4 million, net of tax, derivative instrument gain recorded in AOCI at June 30, 2012, $9.8 million in gains, net of tax, related to foreign currency forward contracts, which the Company will reclassify to earnings through March 2014.  Also included in the net derivative instrument gain recorded in AOCI was $8.2 million, net of tax, related to the October 2003 gain from the settlement of the treasury lock agreements upon the issuance of the Company’s 2033 Senior Notes, which is being reclassified to earnings as an offset to interest expense over the life of the debt.  These gains were partially offset by $0.6 million, net of tax, related to a loss from the settlement of a series of forward-starting interest rate swap agreements upon the issuance of the Company’s 2037 Senior Notes, which is being reclassified to earnings as an addition to interest expense over the life of the debt.

Refer to Note 13 – Pension, Deferred Compensation and Post-retirement Benefit Plans for the discussion regarding the net pension and post-retirement adjustments.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – STATEMENT OF CASH FLOWS

Supplemental cash flow information is as follows:

	Year Ended June 30
(In millions)	2012	2011	2010
Cash:
Cash paid during the year for interest	$75.0	$72.6	$106.0
Cash paid during the year for income taxes	$326.4	$241.7	$265.2

Non-cash investing and financing activities:
Incremental tax benefit from the exercise of stock options	$(10.0)	$(20.0)	$(21.3)
Change in liability associated with acquisition of business	$—	$—	$7.0
Capital lease obligations incurred	$8.6	$1.0	$22.5
Interest rate swap derivative mark to market	$—	$8.7	$14.2

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

Product category performance is measured based upon net sales before returns associated with restructuring activities, and earnings before income taxes, other income, net interest expense, interest expense on debt extinguishment and total charges associated with restructuring activities.  Returns and charges associated with restructuring activities are not allocated to the product categories because they result from activities that are deemed a company-wide program to redesign the Company’s organizational structure.  The accounting policies for the Company’s reportable segments are the same as those described in the summary of significant accounting policies, except for depreciation and amortization charges, which are allocated, primarily, based upon net sales.  The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information is produced for the Chief Executive or included herein.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended June 30
(In millions)	2012	2011	2010
PRODUCT CATEGORY DATA
Net Sales:
Skin Care	$4,225.2	$3,718.6	$3,227.1
Makeup	3,696.8	3,370.8	2,978.2
Fragrance	1,271.0	1,236.0	1,136.9
Hair Care	462.4	432.3	413.9
Other	60.3	56.9	55.4
	9,715.7	8,814.6	7,811.5
Returns associated with restructuring activities	(2.1)	(4.6)	(15.7)
	$9,713.6	$8,810.0	$7,795.8

Depreciation and Amortization:
Skin Care	$119.9	$116.3	$104.4
Makeup	127.8	127.4	110.3
Fragrance	37.5	40.0	37.2
Hair Care	9.5	9.7	10.8
Other	1.1	1.0	1.0
	$295.8	$294.4	$263.7

Goodwill, Other Intangible Asset and Long-Lived Asset Impairments:
Skin Care	$—	$3.8	$11.0
Makeup	—	1.1	1.0
Fragrance	—	—	0.5
Hair Care	21.7	33.1	35.9
Other	—	—	—
	$21.7	$38.0	$48.4

Operating Income (Loss) before total charges associated with restructuring activities:
Skin Care	$746.7	$595.1	$434.3
Makeup	538.0	493.8	416.8
Fragrance	100.1	80.7	26.3
Hair Care	12.2	(9.1)	(6.2)
Other	(22.1)	(11.7)	3.4
	1,374.9	1,148.8	874.6
Reconciliation:
Total charges associated with restructuring activities (1)	(63.2)	(59.4)	(84.7)
Interest expense, net	(61.1)	(63.9)	(74.3)
Other income	10.5	—	—
Interest expense on debt extinguishment	—	—	(27.3)
Earnings before income taxes	$1,261.1	$1,025.5	$688.3

(1) Includes $8.8 million of impairment charges in fiscal 2010 related to the reformulation of Ojon brand products.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended or at June 30
(In millions)	2012	2011	2010
GEOGRAPHIC DATA
Net Sales:
The Americas	$4,101.1	$3,796.3	$3,442.1
Europe, the Middle East & Africa	3,603.2	3,257.6	2,859.3
Asia/Pacific	2,011.4	1,760.7	1,510.1
	9,715.7	8,814.6	7,811.5
Returns associated with restructuring activities	(2.1)	(4.6)	(15.7)
	$9,713.6	$8,810.0	$7,795.8

Operating Income (Loss):
The Americas	$288.4	$244.9	$161.5
Europe, the Middle East & Africa	746.3	651.9	500.8
Asia/Pacific	340.2	252.0	212.3
	1,374.9	1,148.8	874.6
Total charges associated with restructuring activities	(63.2)	(59.4)	(84.7)
	$1,311.7	$1,089.4	$789.9
Total Assets:
The Americas	$3,616.5	$3,633.6	$3,237.3
Europe, the Middle East & Africa	2,311.6	2,034.0	1,600.0
Asia/Pacific	664.9	606.3	498.3
	$6,593.0	$6,273.9	$5,335.6

Long-Lived Assets (property, plant and equipment, net):
The Americas	$815.2	$750.7	$702.6
Europe, the Middle East & Africa	307.8	307.5	258.3
Asia/Pacific	108.8	84.9	62.7
	$1,231.8	$1,143.1	$1,023.6

Net sales are predominantly attributed to a country within a geographic segment based on the location of the customer.  The net sales from the Company’s travel retail business are included in the Europe, the Middle East & Africa region.  The Company is domiciled in the United States.  Net sales in the United States in fiscal 2012, 2011 and 2010 were $3,582.1 million, $3,309.1 million and $2,992.7 million, respectively.  The Company’s long-lived assets in the United States at June 30, 2012, 2011 and 2010 were $736.5 million, $672.1 million and $630.1 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – UNAUDITED QUARTERLY FINANCIAL DATA

The following summarizes the unaudited quarterly operating results of the Company for fiscal 2012 and 2011:

	Quarter Ended
(In millions, except per share data)	September 30 (1)	December 31 (2)	March 31 (3)	June 30 (4)	Total Year

Fiscal 2012
Net Sales(5) (6)	$2,476.7	$2,737.5	$2,248.2	$2,251.2	$9,713.6
Gross Profit	1,942.4	2,186.5	1,778.9	1,810.0	7,717.8
Operating Income(5)	430.0	597.0	211.5	73.2	1,311.7
Net Earnings Attributable to The Estée Lauder Companies Inc.	278.6	396.7	130.4	51.2	856.9

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	.71	1.03	.34	.13	2.20
Diluted	.70	1.00	.33	.13	2.16

Fiscal 2011
Net Sales(5)	$2,091.7	$2,492.0	$2,165.7	$2,060.6	$8,810.0
Gross Profit	1,603.6	1,950.9	1,683.1	1,635.5	6,873.1
Operating Income(5)	298.0	517.7	209.1	64.6	1,089.4
Net Earnings Attributable to The Estée Lauder Companies Inc.	191.1	343.9	124.7	41.1	700.8

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	.49	.87	.32	.10	1.78
Diluted	.48	.86	.31	.10	1.74

(1)       Fiscal 2012 first quarter results include charges associated with restructuring activities of $4.1 million ($2.9 million after tax, or $.01 per diluted common share).  Fiscal 2011 first quarter results include charges associated with restructuring activities of $4.6 million ($3.3 million after tax, or $.01 per diluted common share).

(2)       Fiscal 2012 second quarter results include charges associated with restructuring activities of $6.1 million ($4.4 million after tax, or $.01 per diluted common share) and other intangible asset impairment charges of $6.7 million ($4.3 million after tax, or $.01 per diluted common share).  Fiscal 2011 second quarter results include charges associated with restructuring activities of $19.3 million ($11.9 million after tax, or $.03 per diluted common share).

(3)       Fiscal 2012 third quarter results include charges associated with restructuring activities of $28.8 million ($18.8 million after tax, or $.05 per diluted common share).  Fiscal 2011 third quarter results include charges associated with restructuring activities of $23.5 million ($17.9 million after tax, or $.04 per diluted common share) and goodwill and other intangible asset impairment charges of $36.3 million ($23.3 million after tax, or $.06 per diluted common share).

(4)       Fiscal 2012 fourth quarter results include charges associated with restructuring activities of $24.2 million ($18.0 million after tax, or $.04 per diluted common share) and other intangible asset impairment charges of $15.0 million ($9.6 million after tax, or $.02 per diluted common share).  Fiscal 2011 fourth quarter results include charges associated with restructuring activities of $12.0 million ($8.6 million after tax, or $.02 per diluted common share), other intangible asset impairment charges of $1.7 million ($1.1 million after tax, or less than $.01 per diluted common share) and certain out-of-period adjustments of $8.6 million after tax, or $.02 per diluted common share.

(5)       As a result of the Company’s SAP rollout, approximately $30 million of accelerated orders were recorded as net sales (approximately $23 million of operating income) in the fiscal 2012 second quarter that likely would have occurred in the fiscal 2012 third quarter.  In addition, approximately $42 million of accelerated orders (approximately $31 million of operating income) were recorded as net sales in the fiscal 2011 third quarter that would have occurred in the fiscal 2011 fourth quarter).

(6)     The Company established a provision in the fiscal 2012 third quarter for then-anticipated returns of approximately $16 million as a result of repositioning certain products due to changes in regulations related to sunscreen products in the United States.  These regulations were subsequently deferred and, accordingly, the Company reversed this provision in the fiscal 2012 fourth quarter.

THE ESTÉE LAUDER COMPANIES INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended June 30, 2012

(In millions)

COL. A	COL. B	COL. C		COL. D		COL. E
		Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	Deductions		Balance at End of Period

Reserves deducted in the balance sheet from the assets to which they apply:

Allowance for doubtful accounts and customer deductions:

Year ended June 30, 2012	$33.9	$11.0	$—	$13.8	(a)	$31.1

Year ended June 30, 2011	$34.3	$9.5	$—	$9.9	(a)	$33.9

Year ended June 30, 2010	$41.4	$8.7	$—	$15.8	(a)	$34.3

Sales return accrual:

Year ended June 30, 2012	$64.5	$378.1	$—	$377.8	(b)	$64.8

Year ended June 30, 2011	$72.6	$335.6	$—	$343.7	(b)	$64.5

Year ended June 30, 2010	$77.6	$371.5	$—	$376.5	(b)	$72.6

Deferred tax valuation allowance:

Year ended June 30, 2012	$69.5	$35.0	$—	$31.3		$73.2

Year ended June 30, 2011	$38.5	$31.5	$—	$0.5		$69.5

Year ended June 30, 2010	$23.5	$18.6	$—	$3.6		$38.5

Accrued restructuring and other charges:

Year ended June 30, 2012	$36.6	$53.6	$—	$41.0		$49.2

Year ended June 30, 2011	$31.1	$41.1	$—	$35.6		$36.6

Year ended June 30, 2010	$54.9	$48.8	$—	$72.6		$31.1

(a)          Includes amounts written-off, net of recoveries.

(b)         Represents actual returns.

S-1

THE ESTÉE LAUDER COMPANIES INC.

INDEX TO EXHIBITS

Exhibit Number		Description
3.	1	Restated Certificate of Incorporation, dated November 16, 1995 (filed as Exhibit 3.1 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

3.	2	Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on January 27, 2000) (SEC File No. 1-14064).*

3.	3	Certificate of Retirement of $6.50 Cumulative Redeemable Preferred Stock (filed as Exhibit 3.2 to our Current Report on Form 8-K filed on July 19, 2012) (SEC File No.1-14064). *

3.	4	Amended and Restated Bylaws (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on May 23, 2012) (SEC File No. 1-14064).*

4.	1

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

4.	5	Global Note for 5.75% Senior Notes due 2033 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on September 29, 2003) (SEC File No. 1-14064).*

4.	6

Officers’ Certificate, dated May 1, 2007, defining certain terms of the 5.550% Senior Notes due 2017 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on May 1, 2007) (SEC File No. 1-14064).*

4.	7	Global Note for 5.550% Senior Notes due 2017 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on May 1, 2007) (SEC File No. 1-14064).*

4.	8

Officers’ Certificate, dated May 1, 2007, defining certain terms of the 6.000% Senior Notes due 2037 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on May 1, 2007) (SEC File No. 1-14064).*

4.	9	Global Note for 6.000% Senior Notes due 2037 (filed as Exhibit 4.4 to our Current Report on Form 8-K filed on May 1, 2007) (SEC File No. 1-14064).*

4.	10

Officers’ Certificate, dated November 4, 2008, defining certain terms of the 7.750% Senior Notes due 2013 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on November 4, 2008) (SEC File No. 1-14064).*

4.	11	Global Note for 7.750% Senior Notes due 2013 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on November 4, 2008) (SEC File No. 1-14064).*

4.	12

Officer’s Certificate, dated August 2, 2012, defining certain terms of the 2.350% Senior Notes due 2022 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*

4.	13	Global Note for the 2.350% Senior Notes due 2022 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*

4.	14

Officer’s Certificate, dated August 2, 2012, defining certain terms of the 3.700% Senior Notes due 2042 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*

4.	15	Global Note for the 3.700% Senior Notes due 2042 (filed as Exhibit 4.4 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*

10.	1	Stockholders’ Agreement, dated November 22, 1995 (filed as Exhibit 10.1 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

10.	1a	Amendment No. 1 to Stockholders’ Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 30, 1996) (SEC File No. 1-14064).*

10.	1b	Amendment No. 2 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 28, 1997) (SEC File No. 1-14064).*

10.	1c	Amendment No. 3 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on April 29, 1997) (SEC File No. 1-14064).*

10.	1d	Amendment No. 4 to Stockholders’ Agreement (filed as Exhibit 10.1d to our Annual Report on Form 10-K filed on September 18, 2000) (SEC File No. 1-14064).*

10.	1e	Amendment No. 5 to Stockholders’ Agreement (filed as Exhibit 10.1e to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).*

10.	1f	Amendment No. 6 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 27, 2005) (SEC File No. 1-14064).*

10.	1g	Amendment No. 7 to Stockholders’ Agreement (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).*

10.	2	Registration Rights Agreement, dated November 22, 1995 (filed as Exhibit 10.2 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

10.	2a	First Amendment to Registration Rights Agreement (filed as Exhibit 10.3 to our Annual Report on Form 10-K filed on September 10, 1996) (SEC File No. 1-14064).*

10.	2b	Second Amendment to Registration Rights Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on April 29, 1997) (SEC File No. 1-14064).*

10.	2c	Third Amendment to Registration Rights Agreement (filed as Exhibit 10.2c to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).*

10.	2d	Fourth Amendment to Registration Rights Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 29, 2004) (SEC File No. 1-14064).*

10.	3	Employment Agreement with Tracey T. Travis (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 20, 2012).* †

10.	4	The Estee Lauder Companies Retirement Growth Account Plan, as amended (filed as Exhibit 10.4 to our annual Report on Form 10-K filed on August 20, 2010) (SEC File No. 1-14064).*†

10.	5	The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.5 to our annual Report on Form 10-K filed on August 20, 2010) (SEC File No. 1-14064).*†

10.	6	Executive Annual Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2008) (SEC File No. 1-14064).* †

10.	7	Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

10.	7a	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8a to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).* †

10.	7b	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 10, 2005) (SEC File No. 1-14064).* †

10.	7c	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 5, 2009) (SEC File No. 1-14064).* †

10.	7d	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.	7e	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).* †

10.	8	Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 17, 2010) (SEC File No. 1-14064).* †

10.	9	Employment Agreement with Fabrizio Freda (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2007) (SEC File No. 1-14064).* †

10.	9a	Amendment to Employment Agreement with Fabrizio Freda (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 27, 2009) (SEC File No. 1-14064). * †

10.	9b	Employment Agreement with Fabrizio Freda (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 11, 2011) (SEC File No. 1-14064). * †

10.	10	Employment Agreement with Richard W. Kunes (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 2, 2009) (SEC File No. 1-14064).* †

10.	11	Employment Agreement with John Demsey (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 24, 2010) (SEC File No. 1-14064).* †

10.	12	Employment Agreement with Cedric Prouvé (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 20, 2011) (SEC File No. 1-14064).* †

10.	13	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (filed as Exhibit 10.14 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

10.	14	Form of Deferred Compensation Agreement (stock-based) with Outside Directors (filed as Exhibit 10.15 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

10.	15

The Estee Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended and restated on November 9, 2007) (filed as Exhibit 99.1 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).*†

10.	15a

The Estee Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended on July 14, 2011) (filed as exhibit 10.15a to our Annual Report on Form 10-K filed on August 22, 2011) (SEC File No. 1-14064).* †

10.	16

Form of Stock Option Agreement for Annual Stock Option Grants under Non-Employee Director Share Incentive Plan (filed as Exhibit 99.2 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).*†

10.	16a

Form of Stock Option Agreement for Elective Stock Option Grants under Non-Employee Director Share Incentive Plan (filed as Exhibit 99.3 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).*†

10.	17	The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan. †

10.	17a	Form of Stock Option Agreement under Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 4, 2006) (SEC File No. 1-14064).* †

10.	17b

Form of Performance Share Unit Award Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 25, 2006) (SEC File No. 1-14064).*†

10.	17c

Form of Restricted Stock Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 25, 2006) (SEC File No. 1-14064).*†

10.	17d

Form of Restricted Stock Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 25, 2006) (SEC File No. 1-14064).*†

10.	17e

Form of Stock Option Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on September 25, 2007) (SEC File No. 1-14064).* †

10.	17f

Form of Performance Share Unit Award Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.4 to our Current Report on Form 8-K filed on September 25, 2007) (SEC File No. 1-14064).* †

10.	17g

Form of Restricted Stock Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.5 to our Current Report on Form 8-K filed on September 25, 2007) (SEC File No. 1-14064).* †

10.	17h

Form of Restricted Stock Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.6 to our Current Report on Form 8-K filed on September 25, 2007) (SEC File No. 1-14064).* †

10.	17i

Form of Stock Option Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 28, 2008) (SEC File No. 1-14064).* †

10.	17j

Form of Performance Share Unit Award Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on October 28, 2008) (SEC File No. 1-14064).* †

10.	17k

Form of Restricted Stock Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on October 28, 2008) (SEC File No. 1-14064).* †

10.	17l

Form of Restricted Stock Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on October 28, 2008) (SEC File No. 1-14064).* †

10.	17m

Form of Stock Option Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.	17n

Form of Performance Share Unit Award Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.	17o

Form of Performance Share Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.	17p

Form of Restricted Stock Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.	17q

Form of Restricted Stock Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers for grants related to bonuses (including Form of Notice of Grant) (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.	17r

Form of Restricted Stock Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.	17s

Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).* †

10.	17t

Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).* †

10.	17u

Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).* †

10.	17v

Form of Restricted Stock Unit Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).* †

10.	17w

Form of Restricted Stock Unit Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).* †

10.	17x	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 12, 2010) (SEC File No. 1-14064).* †

10.	17y	Form of Market Share Unit Agreement (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 11, 2011) (SEC File No. 1-14064).* †

10.	17aa

Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 4, 2011) (SEC File No. 1-14064).* †

10.	17bb

Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 4, 2011) (SEC File No. 1-14064).* †

10.	17cc

Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 4, 2011) (SEC File No. 1-14064).* †

10.	17dd

Form of Restricted Stock Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 4, 2011) (SEC File No. 1-14064).* †

10.	17ee

Form of Restricted Stock Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 4, 2011) (SEC File No. 1-14064).* †

10.	18	Summary of Compensation For Non-Employee Directors of the Company (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on May 17, 2005) (SEC File No. 1-14064).* †

10.	19

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

10.	19a

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

10.	20

Services Agreement, dated January 1, 2003, among Estee Lauder Inc., Melville Management Corp., Leonard A. Lauder, and William P. Lauder (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.	21

Services Agreement, dated November 22, 1995, between Estee Lauder Inc. and RSL Investment Corp. (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.	22

Agreement of Sublease and Guarantee of Sublease, dated April 1, 2005, among Aramis Inc., RSL Management Corp., and Ronald S. Lauder (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.	22a

First Amendment to Sublease, dated February 28, 2007, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.	22b

Second Amendment to Sublease, dated January 27, 2010, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.	22c

Third Amendment to Sublease, dated November 3, 2010, between Aramis Inc., and RSL Management Corp. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 4, 2011) (SEC File No. 1-14064).*

10.	23	Form of Art Loan Agreement between Lender and Estee Lauder Inc. (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC file No. 1-14064).*

10.	24

Creative Consultant Agreement, dated April 6, 2011, between Estee Lauder Inc. and Aerin Lauder Zinterhofer (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 8, 2011) (SEC File No. 1-14064). * †

10.	25

License Agreement, dated April 6, 2011, by and among Aerin LLC, Aerin Lauder Zinterhofer and Estee Lauder Inc. (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on April 8, 2011) (SEC File No. 1-14064). *

21.	1	List of significant subsidiaries.

23.	1	Consent of KPMG LLP.

24.	1	Power of Attorney.

31.	1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO).

31.	2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO).

32.	1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)

32.	2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

101.	INS	XBRL Instance Document‡

101.	SCH	XBRL Taxonomy Extension Schema Document‡

101.	CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡

101.	LAB	XBRL Taxonomy Extension Label Linkbase Document‡

101.	PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

101.	DEF	XBRL Taxonomy Extension Definition Linkbase Document‡

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