Form 10-Q
period 2012-09-30
ESTEE LAUDER COMPANIES INC
filed 2012-11-02
CIK 1001250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

At October 25, 2012, 237,418,029 shares of the registrant’s Class A Common Stock, $.01 par value, and 149,778,082 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION

Item 1. financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended September 30
	2012	2011
	(In millions, except per share data)

Net Sales	$2,549.5	$2,476.7
Cost of Sales	539.2	534.3

Gross Profit	2,010.3	1,942.4

Operating expenses
Selling, general and administrative	1,527.9	1,507.7
Restructuring and other charges	0.4	4.7
Total operating expenses	1,528.3	1,512.4

Operating Income	482.0	430.0

Interest expense, net	15.8	16.0
Interest expense on debt extinguishment	19.1	—
Other income	1.8	—

Earnings before Income Taxes	448.9	414.0

Provision for income taxes	149.3	135.4
Net Earnings	299.6	278.6

Net earnings attributable to noncontrolling interests	(0.1)	—
Net Earnings Attributable to The Estée Lauder Companies Inc.	$299.5	$278.6

Net earnings attributable to The Estée Lauder Companies Inc. per common share
Basic	$.77	$.71
Diluted	$.76	$.70

Weighted-average common shares outstanding
Basic	387.8	390.5
Diluted	395.5	399.3

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30
	2012	2011
	(In millions)

Net earnings	$299.6	$278.6

Other comprehensive income (loss):
Unrealized investment gain (loss)	0.1	(0.3)
Derivative instrument gain (loss)	(15.9)	34.8
Amounts included in net periodic benefit cost	8.8	4.9
Translation adjustments	72.1	(109.1)
Benefit (provision) for deferred income taxes on components of other comprehensive income	4.3	(15.3)
Total other comprehensive income (loss)	69.4	(85.0)
Comprehensive income	369.0	193.6

Comprehensive (income) loss attributable to noncontrolling interests:
Net earnings	(0.1)	—
Translation adjustments	(0.9)	1.1
	(1.0)	1.1
Comprehensive income attributable to The Estée Lauder Companies Inc.	$368.0	$194.7

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED BALANCE SHEETS

	September 30	June 30
	2012	2012
	(Unaudited)
	($ in millions)
ASSETS
Current Assets
Cash and cash equivalents	$1,053.7	$1,347.7
Accounts receivable, net	1,604.7	1,060.3
Inventory and promotional merchandise, net	1,067.9	983.6
Prepaid expenses and other current assets	486.8	463.5
Total current assets	4,213.1	3,855.1

Property, Plant and Equipment, net	1,268.9	1,231.8

Other Assets
Goodwill	885.9	882.6
Other intangible assets, net	187.5	190.1
Other assets	452.2	433.4
Total other assets	1,525.6	1,506.1
Total assets	$7,007.6	$6,593.0

LIABILITIES AND EQUITY
Current Liabilities
Current debt	$24.0	$219.0
Accounts payable	421.7	493.8
Accrued income taxes	183.6	97.2
Other accrued liabilities	1,343.1	1,315.8
Total current liabilities	1,972.4	2,125.8

Noncurrent Liabilities
Long-term debt	1,330.7	1,069.1
Accrued income taxes	107.2	106.3
Other noncurrent liabilities	556.8	544.3
Total noncurrent liabilities	1,994.7	1,719.7

Contingencies (Note 8)

Equity
Common stock, $.01 par value; 650,000,000 shares Class A authorized; shares issued: 402,794,363 at September 30, 2012 and 399,491,292 at June 30, 2012; 240,000,000 shares Class B authorized; shares issued and outstanding: 149,778,082 at September 30, 2012 and 151,778,082 at June 30, 2012	5.5	5.5
Paid-in capital	2,095.4	2,006.1
Retained earnings	5,064.4	4,764.9
Accumulated other comprehensive income	(144.4)	(212.9)
	7,020.9	6,563.6
Less: Treasury stock, at cost; 165,362,593 Class A shares at September 30, 2012 and 162,371,840 Class A shares at June 30, 2012	(3,995.7)	(3,830.4)
Total stockholders’ equity — The Estée Lauder Companies Inc.	3,025.2	2,733.2
Noncontrolling interests	15.3	14.3
Total equity	3,040.5	2,747.5
Total liabilities and equity	$7,007.6	$6,593.0

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30
	2012	2011
	(In millions)

Cash Flows from Operating Activities
Net earnings	$299.6	$278.6
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	77.5	69.6
Deferred income taxes	(18.8)	(9.6)
Non-cash stock-based compensation	54.5	45.4
Excess tax benefits from stock-based compensation arrangements	(15.6)	(11.0)
Loss on disposal of property, plant and equipment	4.5	3.0
Non-cash charges associated with restructuring activities	—	0.1
Pension and post-retirement benefit expense	20.9	17.6
Pension and post-retirement benefit contributions	(5.9)	(7.8)
Other non-cash items	(0.1)	—
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(518.1)	(482.1)
Increase in inventory and promotional merchandise, net	(59.2)	(21.4)
Increase in other assets, net	(26.9)	(9.1)
Decrease in accounts payable	(79.3)	(10.6)
Increase in accrued income taxes	106.9	113.0
Increase (decrease) in other liabilities	34.8	(11.9)
Net cash flows used for operating activities	(125.2)	(36.2)

Cash Flows from Investing Activities
Capital expenditures	(95.5)	(80.8)
Acquisition of businesses and other intangible assets, net of cash acquired	(8.7)	(7.7)
Net cash flows used for investing activities	(104.2)	(88.5)

Cash Flows from Financing Activities
Borrowings (repayments) of current debt, net	(195.4)	1.2
Proceeds from issuance of long-term debt, net	498.7	—
Debt issuance costs	(4.1)	(1.1)
Repayments and redemptions of long-term debt	(235.9)	(2.4)
Net proceeds from stock-based compensation transactions	16.2	3.6
Excess tax benefits from stock-based compensation arrangements	15.6	11.0
Payments to acquire treasury stock	(165.4)	(402.9)
Dividends paid to stockholders	(0.5)	(0.3)
Net cash flows used for financing activities	(70.8)	(390.9)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	6.2	(17.9)

Net Decrease in Cash and Cash Equivalents	(294.0)	(533.5)
Cash and Cash Equivalents at Beginning of Period	1,347.7	1,253.0
Cash and Cash Equivalents at End of Period	$1,053.7	$719.5

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

The unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.  For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012.

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

Management Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses reported in those financial statements.  Certain significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, inventory, pension and other post-retirement benefit costs, goodwill, other intangible assets and long-lived assets, income taxes and derivatives.  Descriptions of these policies are discussed in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate.  As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions.  Significant changes, if any, in those estimates and assumptions resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at period-end rates of exchange, while revenue and expenses are translated at weighted-average rates of exchange for the period.  Unrealized translation gains or losses are reported as cumulative translation adjustments through other comprehensive income (loss) (“OCI”).  Such adjustments, attributable to The Estée Lauder Companies Inc., amounted to $71.2 million and $(108.0) million of unrealized translation gains (losses), net of tax, during the three months ended September 30, 2012 and 2011, respectively.  For the Company’s Venezuelan subsidiary operating in a highly inflationary economy, the U.S. dollar is the functional currency.  Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings.

The accompanying consolidated statements of earnings include net exchange gains (losses) on foreign currency transactions of $0.9 million and $(9.8) million during the three months ended September 30, 2012 and 2011, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions totaling $31.2 million and $31.1 million as of September 30, 2012 and June 30, 2012, respectively.

Concentration of Credit Risk

The Company is a worldwide manufacturer, marketer and distributor of skin care, makeup, fragrance and hair care products.  The Company’s sales are made primarily to department stores, perfumeries and specialty retailers.  The Company grants credit to all qualified customers and does not believe it is exposed significantly to any undue concentration of credit risk.

The Company’s largest customer sells products primarily within the United States and accounted for $336.2 million, or 13%, and $313.3 million, or 13%, of the Company’s consolidated net sales for the three months ended September 30, 2012 and 2011, respectively.  This customer accounted for $238.8 million, or 15%, and $110.2 million, or 10%, of the Company’s accounts receivable at September 30, 2012 and June 30, 2012, respectively.

Inventory and Promotional Merchandise

	September 30	June 30
(In millions)	2012	2012
Inventory and promotional merchandise, net consists of:
Raw materials	$219.2	$220.7
Work in process	79.7	98.0
Finished goods	580.3	473.9
Promotional merchandise	188.7	191.0
	$1,067.9	$983.6

Property, Plant and Equipment

	September 30	June 30
(In millions)	2012	2012
Assets (Useful Life)
Land	$14.8	$14.6
Buildings and improvements (10 to 40 years)	193.0	188.8
Machinery and equipment (3 to 10 years)	665.9	647.1
Computer hardware and software (4 to 10 years)	845.1	824.2
Furniture and fixtures (5 to 10 years)	68.4	66.4
Leasehold improvements	1,281.3	1,227.3
	3,068.5	2,968.4
Less accumulated depreciation and amortization	1,799.6	1,736.6
	$1,268.9	$1,231.8

The cost of assets related to projects in progress of $260.4 million and $231.6 million as of September 30, 2012 and June 30, 2012, respectively, is included in their respective asset categories above.  Depreciation and amortization of property, plant and equipment was $75.3 million and $67.3 million during the three months ended September 30, 2012 and 2011, respectively.  Depreciation and amortization related to the Company’s manufacturing process is included in Cost of sales and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The effective rate for income taxes was 33.3% and 32.7% for the three months ended September 30, 2012 and 2011, respectively.  The increase in the effective income tax rate was principally due to a slightly higher effective tax rate on the Company’s foreign operations.

As of September 30, 2012 and June 30, 2012, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $78.3 million and $78.5 million, respectively.  The total amount of unrecognized tax benefits at September 30, 2012 that, if recognized, would affect the effective tax rate was $54.9 million.  The total gross interest and penalties accrued related to unrecognized tax benefits during the three months ended September 30, 2012 in the accompanying consolidated statement of earnings was $1.5 million.  The total gross accrued interest and penalties in the accompanying consolidated balance sheets at September 30, 2012 and June 30, 2012 was $29.5 million and $28.6 million, respectively.  On the basis of the information available as of September 30, 2012, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in a range of $20 million to $25 million within 12 months as a result of projected resolutions of global tax examinations and controversies and a potential lapse of the applicable statutes of limitations.

During the three months ended September 30, 2012, the Company formally concluded the compliance process with respect to fiscal 2011 under the U.S. Internal Revenue Service Compliance Assurance Program.  The conclusion of this process did not impact the Company’s consolidated financial statements.

Recently Adopted Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) amended its authoritative guidance related to testing goodwill for impairment.  Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before performing Step 1 of the goodwill impairment test.  If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the two-step impairment test would be required.  This guidance became effective in the beginning of the Company’s fiscal 2013.  The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In June 2011, the FASB amended its authoritative guidance related to the presentation of comprehensive income, requiring entities to present items of net income and other comprehensive income either in one continuous statement or in two separate consecutive statements.  This guidance also required entities to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements.  In December 2011, the FASB issued an update to this guidance deferring the requirement to present reclassification adjustments on the face of the financial statements.  However, the Company is still required to present reclassification adjustments on either the face of the financial statement where comprehensive income is reported or disclose the reclassification adjustments in the notes to the financial statements.  This guidance, including the deferral, became effective for the Company’s fiscal 2013 first quarter, with full retrospective application required.  The Company has elected to present the items of net income and other comprehensive income in two separate consecutive statements.  The adoption of this disclosure-only guidance did not have an impact on the Company’s results of operations, financial position or cash flows.

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

Out-of-period Adjustments

During the three months ended September 30, 2012, the Company identified and recorded out-of-period adjustments related to the fiscal years ended June 30, 2008 through June 30, 2012.  These out-of-period adjustments resulted from (i) an understatement of foreign transactional taxes (no impact on the provision for income taxes); (ii) an overstatement of accounts payable balances; and (iii) an overstatement of prepaid asset balances.  These out-of-period adjustments resulted in net decreases in earnings before taxes of $5.9 million, net earnings of $7.4 million and diluted net earnings per common share of $.02 for the three months ended September 30, 2012.  Individually and in the aggregate, these out-of-period adjustments did not have a material impact on the Company’s consolidated financial statements for the three months ended September 30, 2012 and the related items were not material to any previously issued consolidated financial statements.

NOTE 2 — GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total

Balance as of June 30, 2012
Goodwill	$68.1	$421.1	$54.8	$403.4	$947.4
Accumulated impairments	(23.6)	—	—	(41.2)	(64.8)
	44.5	421.1	54.8	362.2	882.6

Goodwill acquired during the period	—	2.0	—	—	2.0
Translation and other adjustments	0.3	0.1	0.1	0.8	1.3
	0.3	2.1	0.1	0.8	3.3

Balance as of September 30, 2012
Goodwill	68.6	423.2	54.9	405.9	952.6
Accumulated impairments	(23.8)	—	—	(42.9)	(66.7)
	$44.8	$423.2	$54.9	$363.0	$885.9

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other intangible assets consist of the following:

	September 30, 2012			June 30, 2012
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value

Amortizable intangible assets:
Customer lists and other	$268.8	$195.2	$73.6	$268.4	$191.9	$76.5
License agreements	43.0	43.0	—	43.0	43.0	—
	$311.8	$238.2	73.6	$311.4	$234.9	76.5
Non-amortizable intangible assets:
Trademarks and other			113.9			113.6
Total intangible assets			$187.5			$190.1

The aggregate amortization expense related to amortizable intangible assets for the three months ended September 30, 2012 and 2011 was $3.1 million and $3.5 million, respectively.  The estimated aggregate amortization expense for the remainder of fiscal 2013 and for each of fiscal 2014 to 2017 is $9.3 million, $12.3 million, $12.1 million, $11.5 million and $9.4 million, respectively.

NOTE 3 — RETURNS AND CHARGES ASSOCIATED WITH RESTRUCTURING ACTIVITIES

In an effort to drive down costs and achieve synergies within the organization, in February 2009, the Company announced the implementation of a multi-faceted cost savings program (the “Program”) to position itself to achieve long-term profitable growth.  The Company anticipates the Program will result in related restructuring and other charges, inclusive of cumulative charges recorded to date and through the remainder of the Program, totaling between $350 million and $450 million before taxes.  While the Company will continue to seek cost savings opportunities, the Company’s current plans are to identify and approve specific initiatives under the Program through calendar 2012 and execute those initiatives through fiscal 2013.  The total amount of charges (pre-tax) associated with the Program, recorded, plus other initiatives approved through September 30, 2012, is approximately $361 million to $366 million, of which approximately $251 million to $253 million relates to restructuring charges, approximately $50 million of other costs to implement the initiatives, approximately $42 million to $45 million in sales returns and approximately $18 million in inventory write-offs.  The restructuring charges are comprised of approximately $188 million to $190 million of employee-related costs, approximately $40 million of other exit costs and contract terminations (substantially all of which have resulted in or will result in cash expenditures), and approximately $23 million in non-cash asset write-offs.  The total amount of cumulative charges (pre-tax) associated with the Program recorded from inception through September 30, 2012 was $303.0 million.

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

•                  Turnaround or Exit Unprofitable Operations – To improve the profitability in certain of the Company’s brands and regions, the Company has selectively exited certain channels of distribution, categories and markets, and has made changes to turnaround others.  This included the exit from the global wholesale distribution of the Company’s Prescriptives brand, the reformulation of Ojon brand products and the exit from the global distribution of Sean John products.  In connection with these activities, the Company incurred charges for product returns, inventory write-offs, reduction of workforce and termination of contracts.

•                  Outsourcing – In order to balance the growing need for information technology support with the Company’s efforts to provide the most efficient and cost effective solutions, the Company continued the outsourcing of certain information technology processes.  The Company incurred costs to transition services to outsource providers and employee-related termination costs.

Restructuring Charges

The following table presents restructuring charges related to the Program as follows:

	Three Months Ended September 30
(In millions)	2012	2011

Employee-related costs	$0.1	$2.2
Asset write-offs	—	0.1
Contract terminations	—	0.1
Other exit costs	0.2	0.6
Total restructuring charges	$0.3	$3.0

The following table presents aggregate restructuring charges related to the Program to date:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Fiscal 2009	$60.9	$4.2	$3.4	$1.8	$70.3
Fiscal 2010	29.3	11.0	2.3	6.2	48.8
Fiscal 2011	34.6	2.4	3.0	1.1	41.1
Fiscal 2012	37.1	1.7	12.6	2.2	53.6
Three months ended September 30, 2012	0.1	—	—	0.2	0.3
Charges recorded through September 30, 2012	$162.0	$19.3	$21.3	$11.5	$214.1

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents accrued restructuring charges and the related activities under the Program to date:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Charges	$60.9	$4.2	$3.4	$1.8	$70.3
Cash payments	(7.5)	—	(0.5)	(1.6)	(9.6)
Non-cash write-offs	—	(4.2)	—	—	(4.2)
Translation adjustments	0.6	—	—	—	0.6
Other adjustments	(2.4)	—	—	—	(2.4)
Balance at June 30, 2009	51.6	—	2.9	0.2	54.7

Charges	29.3	11.0	2.3	6.2	48.8
Cash payments	(49.5)	—	(5.1)	(6.0)	(60.6)
Non-cash write-offs	—	(11.0)	—	—	(11.0)
Translation adjustments	(0.8)	—	—	—	(0.8)
Balance at June 30, 2010	30.6	—	0.1	0.4	31.1

Charges	34.6	2.4	3.0	1.1	41.1
Cash payments	(30.6)	—	(2.4)	(1.4)	(34.4)
Non-cash write-offs	—	(2.4)	—	—	(2.4)
Translation adjustments	1.2	—	(0.1)	0.1	1.2
Balance at June 30, 2011	35.8	—	0.6	0.2	36.6

Charges	37.1	1.7	12.6	2.2	53.6
Cash payments	(23.6)	—	(12.4)	(2.0)	(38.0)
Non-cash write-offs	—	(1.7)	—	—	(1.7)
Translation adjustments	(1.4)	—	—	0.1	(1.3)
Balance at June 30, 2012	47.9	—	0.8	0.5	49.2

Charges	0.1	—	—	0.2	0.3
Cash payments	(8.8)	—	(0.3)	(0.3)	(9.4)
Translation adjustments	0.3	—	—	0.1	0.4
Balance at September 30, 2012	$39.5	$—	$0.5	$0.5	$40.5

Accrued restructuring charges at September 30, 2012 are expected to result in cash expenditures funded from cash provided by operations of approximately $26 million, $12 million and $3 million in fiscal 2013, 2014 and 2015, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total Returns and Other Charges Associated with Restructuring Activities

The following table presents total returns and charges associated with restructuring and other activities related to the Program:

	Three Months Ended September 30
(In millions)	2012	2011

Sales returns (included in Net Sales)	$—	$(0.7)
Cost of sales	—	0.1
Restructuring charges	0.3	3.0
Other charges	0.1	1.7
Total charges associated with restructuring activities	$0.4	$4.1

During the three months ended September 30, 2011, the Company recorded adjustments to reflect revised estimates of then-anticipated sales returns associated with prior initiatives.  Other charges in connection with the implementation of the Program primarily relate to consulting and other professional services.

NOTE 4 — DEBT

In August 2012, the Company issued $250.0 million of 2.35% Senior Notes due August 15, 2022 (“2022 Senior Notes”) and $250.0 million of 3.70% Senior Notes due August 15, 2042 (“2042 Senior Notes”) in a public offering.  The 2022 Senior Notes were priced at 99.911% with a yield of 2.360%.  The 2042 Senior Notes were priced at 99.567% with a yield of 3.724%.  Interest payments on both notes are required to be made semi-annually on February 15 and August 15, commencing February 15, 2013.  In September 2012, the Company used the net proceeds of the offering to redeem the $230.1 million principal amount of its 7.75% Senior Notes due November 1, 2013 at a price of 108% of the principal amount and recorded a pre-tax expense on the extinguishment of debt of $19.1 million representing the call premium of $18.6 million and the pro-rata write-off of $0.5 million of issuance costs and debt discount.  The Company intends to use the remaining net proceeds of the offering for general corporate purposes.

As of September 30, 2012, the Company had repaid, using cash on hand, $200.0 million of commercial paper that was outstanding at June 30, 2012.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value (1)		Balance Sheet Location	Fair Value (1)
(In millions)		September 30 2012	June 30 2012		September 30 2012	June 30 2012
Derivatives Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$8.7	$16.1	Other accrued liabilities	$14.7	$4.9

Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	3.7	1.6	Other accrued liabilities	1.3	1.3

Total Derivatives		$12.4	$17.7		$16.0	$6.2

(1)             See Note 6 — Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are presented as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (1)
	Three Months Ended		from Accumulated	Three Months Ended
	September 30		OCI into Earnings	September 30
(In millions)	2012	2011	(Effective Portion)	2012	2011
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts(2)	$(13.5)	$33.3	Cost of sales	$(0.1)	$0.6
			Selling, general and administrative	2.5	(2.1)
Total derivatives	$(13.5)	$33.3		$2.4	$(1.5)

(1)             The amount of gain (loss) recognized in earnings related to the amount excluded from effectiveness testing was $(0.1) million and $(2.4) million for the three months ended September 30, 2012 and 2011, respectively.  There was no gain (loss) recognized in earnings related to the ineffective portion of the hedging relationships for the three months ended September 30, 2012.  There was a de minimis gain recognized in earnings related to the ineffective portion of the hedging relationships for the three months ended September 30, 2011.

(2)             The benefit (provision) for deferred income taxes on the amount of gain (loss) recognized in OCI was $4.8 million and $(11.8) million for the three months ended September 30, 2012 and 2011, respectively.  The (benefit) provision for deferred income taxes on the amount of gain (loss) reclassified from accumulated OCI into earnings was $0.9 million and $(0.6) million for the three months ended September 30, 2012 and 2011, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
	Location of Gain or (Loss)	Three Months Ended
	Recognized in Earnings on	September 30
(In millions)	Derivatives	2012	2011
Derivatives Not Designated as Hedging Instruments:

Foreign currency forward contracts	Selling, general and administrative	$2.1	$(4.5)

Foreign Currency Cash-Flow Hedges

The Company enters into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that the Company receives from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  The Company may also enter into foreign currency option contracts to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as foreign currency cash-flow hedges and have varying maturities through the end of June 2014.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology.

The ineffective portion of both foreign currency forward and option contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in OCI are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in accumulated OCI are reclassified to current-period earnings.  As of September 30, 2012, the Company’s foreign currency cash-flow hedges were highly effective in all material respects.  The estimated net gain as of September 30, 2012 that is expected to be reclassified from accumulated OCI into earnings, net of tax, within the next twelve months is $0.5 million.  The accumulated gain (loss) on derivative instruments in accumulated OCI was $(0.6) million and $15.3 million as of September 30, 2012 and June 30, 2012, respectively.

At September 30, 2012, the Company had foreign currency forward contracts in the amount of $1,473.8 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the British pound ($366.4 million), Euro ($252.3 million), Canadian dollar ($155.9 million), Swiss franc ($128.0 million), Australian dollar ($108.4 million), Japanese yen ($76.0 million) and South Korean won ($65.1 million).

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Risk

As a matter of policy, the Company only enters into derivative contracts with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $12.4 million at September 30, 2012.  To manage this risk, the Company has established strict counterparty credit guidelines that are continually monitored.  Accordingly, management believes risk of loss under these hedging contracts is remote.

Certain of the Company’s derivative financial instruments contain credit-risk-related contingent features.  At September 30, 2012, the Company was in a net liability position for certain derivative contracts that contain such features with two counterparties.  The fair value of those contracts as of September 30, 2012 was approximately $0.2 million.  Such credit-risk-related contingent features would be triggered if (a) upon a merger involving the Company, the ratings of the surviving entity were materially weaker than prior to the merger or (b) the Company’s credit ratings fall below investment grade (rated below BBB-/Baa3) and the Company fails to enter into an International Swaps & Derivatives Association Credit Support Annex within 30 days of being requested by the counterparty.  The fair value of collateral required to settle the instruments immediately if a triggering event were to occur is estimated at approximately the fair value of the contracts.  As of September 30, 2012, the Company was in compliance with such credit-risk-related contingent features.

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

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012:

(In millions)	Level 1	Level 2	Level 3	Total

Assets:
Foreign currency forward contracts	$—	$12.4	$—	$12.4
Available-for-sale securities	6.3	—	—	6.3
Total	$6.3	$12.4	$—	$18.7

Liabilities:
Foreign currency forward contracts	$—	$16.0	$—	$16.0

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

The estimated fair values of the Company’s financial instruments are as follows:

	September 30		June 30
	2012		2012
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Nonderivatives
Cash and cash equivalents	$1,053.7	$1,053.7	$1,347.7	$1,347.7
Available-for-sale securities	6.3	6.3	5.9	5.9
Current and long-term debt	1,354.7	1,544.3	1,288.1	1,478.9

Derivatives
Foreign currency forward contracts — asset (liability)	(3.6)	(3.6)	11.5	11.5

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — PENSION AND POST-RETIREMENT BENEFIT PLANS

The Company maintains pension plans covering substantially all of its full-time employees for its U.S. operations and a majority of its international operations.  The Company also maintains post-retirement benefit plans which provide certain medical and dental benefits to eligible employees.  Descriptions of these plans are discussed in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012.

The components of net periodic benefit cost for the three months ended September 30, 2012 and 2011 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement
(In millions)	2012	2011	2012	2011	2012	2011

Service cost	$8.5	$6.9	$5.9	$5.9	$1.2	$0.9
Interest cost	6.7	7.4	4.5	4.9	1.9	2.1
Expected return on plan assets	(11.3)	(9.7)	(4.8)	(5.4)	(0.5)	(0.3)
Amortization of (1):
Prior service cost	0.1	0.2	0.7	1.0	0.2	—
Actuarial loss	3.6	2.0	2.3	1.2	1.1	0.5
Settlements and curtailments	—	—	0.8	—	—	—
Net periodic benefit cost	$7.6	$6.8	$9.4	$7.6	$3.9	$3.2

(1) The benefit (provision) for deferred income taxes on the amount of net periodic benefit cost amortized from accumulated OCI related to the Company’s pension and post-retirement plans was $1.4 million and $3.0 million for the three months ended September 30, 2012 and 2011, respectively.

During the three months ended September 30, 2012, the Company made contributions to its international pension plans totaling approximately $3 million.

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

During the fiscal 2007 fourth quarter, the former owner of the Darphin brand initiated litigation in the Paris Commercial Court against the Company and one of its subsidiaries seeking to recover €60.0 million ($78.2 million at the exchange rate at September 30, 2012) that he claims he was owed as additional consideration for the sale of Darphin to the Company in April 2003.  On December 23, 2011, the Paris Commercial Court issued its judgment, awarding the former owner €22.9 million ($29.9 million at the exchange rate at September 30, 2012) plus interest from 2007.  The Company has filed its appeal with the Paris Court of Appeal.  In accordance with the judgment, in January 2012, the Company paid €25.3 million ($33.0 million at the exchange rate at September 30, 2012) to the former owner and received from him a bank guarantee to assure repayment to the Company of such sum (or any part thereof) in the event that the judgment is reversed by the Paris Court of Appeal.  Based upon its assessment of the case, as well as the advice of external counsel, the Company is maintaining the amount it previously accrued as an amount that it believes will ultimately be paid based on the probable outcome of the appeal.  Such amount is less than the Paris Commercial Court’s award.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Income

In September 2012, the Company earned $1.8 million as contingent consideration in accordance with the agreement related to the August 2007 sale of Rodan + Fields.

NOTE 9 — STOCK-BASED COMPENSATION

The Company has various stock-based compensation programs (the “Plans”) under which awards, including stock options, performance share units (“PSU”), restricted stock units (“RSU”), market share units (“MSU”), performance share units based on total stockholder return, and share units, may be granted.  As of September 30, 2012, approximately 18,482,000 shares of the Company’s Class A Common Stock were reserved and available to be granted pursuant to these Plans.

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of stock options, PSUs, RSUs, MSUs, performance share units based on total stockholder return, and share units.  Compensation expense attributable to net stock-based compensation is as follows:

	Three Months Ended September 30
(In millions)	2012	2011

Compensation expense	$54.5	$45.4
Income tax benefit	17.6	14.9

As of September 30, 2012, the total unrecognized compensation cost related to unvested stock-based awards was $183.0 million and the related weighted-average period over which it is expected to be recognized is approximately 2.3 years.

Stock Options

The following is a summary of the Company’s stock option programs as of September 30, 2012 and changes during the three months then ended:

(Shares in thousands)	Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1) (in millions)	Weighted- Average Contractual Life Remaining in Years

Outstanding at June 30, 2012	15,810.8	$28.86
Granted at fair value	3,189.3	59.78
Exercised	(730.2)	22.17
Expired	(10.4)	24.20
Forfeited	(55.8)	37.62
Outstanding at September 30, 2012	18,203.7	34.52	$492.5	7.4

Vested and expected to vest at September 30, 2012	17,930.1	34.22	$490.3	7.3

Exercisable at September 30, 2012	7,361.8	22.52	$287.5	5.7

(1) The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the per-share weighted-average grant date fair value of stock options granted and total intrinsic value of stock options exercised:

	Three Months Ended September 30
(In millions, except per share data)	2012	2011

Per-share weighted-average grant date fair value of stock options granted	$20.36	$17.34

Intrinsic value of stock options exercised	$27.3	$5.5

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30
	2012	2011

Weighted-average expected stock-price volatility	34%	35%
Weighted-average expected option life	8 years	8 years
Average risk-free interest rate	1.2%	1.7%
Average dividend yield	1.0%	1.0%

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

Performance Share Units

During the three months ended September 30, 2012, the Company granted approximately 250,800 PSUs, which will be settled in stock subject to the achievement of the Company’s net sales, diluted net earnings per common share and return on invested capital goals for the three fiscal years ending June 30, 2015, all subject to continued employment or retirement of the grantees.  Certain PSUs granted in fiscal 2013 are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSU.  Other PSUs granted in fiscal 2013 are not accompanied by dividend equivalent rights and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant less the discounted present value of the dividends expected to be paid on the shares during the vesting period.  In September 2012, approximately 495,900 shares of the Company’s Class A Common Stock were issued and related accrued dividends were paid, relative to the target goals set at the time of issuance, in settlement of 330,600 PSUs that vested as of June 30, 2012.

The following is a summary of the status of the Company’s PSUs as of September 30, 2012 and activity during the three months then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share

Nonvested at June 30, 2012	625.9	$37.31
Granted	250.8	59.08
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2012	876.7	43.54

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

The Company granted approximately 1,279,900 RSUs during the three months ended September 30, 2012 which, at the time of grant, were scheduled to vest as follows: 635,400 on October 31, 2013, 335,400 on October 31, 2014, 32,600 on June 30, 2015, 4,900 on September 4, 2015, 206,600 on November 2, 2015, 32,600 on June 30, 2016 and 32,600 on June 30, 2017, all subject to the continued employment or retirement of the grantees.  Certain RSUs granted in fiscal 2013 are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the RSU and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.  Other RSUs granted in fiscal 2013 are not accompanied by dividend equivalent rights and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant less the discounted present value of the dividends expected to be paid on the shares during the vesting period.

The following is a summary of the status of the Company’s RSUs as of September 30, 2012 and activity during the three months then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share

Nonvested at June 30, 2012	2,392.9	$38.22
Granted	1,279.7	59.25
Vested	(79.6)	16.75
Forfeited	(28.6)	41.97
Nonvested at September 30, 2012	3,564.4	46.22

Performance Share Units Based on Total Stockholder Return

During the three months ended September 30, 2012, the Company granted PSUs to an executive of the Company with an aggregate target payout of 162,760 shares of the Company’s Class A Common Stock, subject to continued employment through the end of the relative performance periods, which end June 30, 2015, 2016 and 2017.  Such PSUs will be settled based upon the Company’s relative total stockholder return (“TSR”) over the relevant performance period as compared to companies in the S&P 500 on July 1, 2012.  No settlement will occur if the Company’s TSR falls below a minimum threshold, and up to an aggregate of 260,416 shares of the Company’s Class A Common Stock will be issued depending on the extent to which the Company’s TSR equals or exceeds the minimum threshold.  The PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSUs.

The grant date fair value of the PSUs of $11.0 million was estimated using a lattice model with a Monte Carlo simulation and the following assumptions for each performance period, respectively: contractual life of 33, 45 and 57 months, average risk-free interest rate of 0.3%, 0.5% and 0.7% and a dividend yield of 1.0%.  Using the historical stock prices and dividends from public sources, the Company estimated the covariance structure of the returns on S&P 500 stocks.  The volatility for the Company’s stock produced by this estimation was 32%.  The average risk-free interest rate is based on the U.S. Treasury strip rates over the contractual term of the grant and the dividend yield is based on historical experience.

Market Share Unit

As of September 30, 2012, the Company had one outstanding market share unit with a grant date fair value of $10.6 million that was estimated using a lattice model with a Monte Carlo simulation and the following assumptions: contractual life of 41 months, a weighted-average expected volatility of 29%, a weighted-average risk-free interest rate of 1.6% and a weighted-average dividend yield of 1.0%.  The Company used an expected stock-price volatility assumption that is a combination of both current and historical implied volatilities from options on the underlying stock.  The implied volatilities were obtained from publicly available data sources.  The expected life is equal to the contractual term of the grant.  The average risk-free interest rate is based on the U.S. Treasury strip rates over the contractual term of the grant and the average dividend yield is based on historical experience.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share Units

The Company grants share units to certain non-employee directors under the Non-Employee Director Share Incentive Plan.  The following is a summary of the status of the Company’s share units as of September 30, 2012 and activity during the three months then ended:

		Weighted-Average
		Grant Date Fair Value Per
(Shares in thousands)	Shares	Share

Outstanding at June 30, 2012	73.7	$28.69
Granted	—	—
Dividend equivalents	—	—
Converted	—	—
Outstanding at September 30, 2012	73.7	28.69

Cash Units

Certain non-employee directors defer cash compensation in the form of cash payout share units, which are not subject to the Plans.  These share units are classified as liabilities and, as such, their fair value is adjusted to reflect the current market value of the Company’s Class A Common Stock.  The Company recorded $1.6 million as compensation expense and $1.5 million as compensation income to reflect additional deferrals and the change in the market value for the three months ended September 30, 2012 and 2011, respectively.

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

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three Months Ended September 30
(In millions, except per share data)	2012	2011

Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$299.5	$278.6

Denominator:
Weighted-average common shares outstanding — Basic	387.8	390.5
Effect of dilutive stock options	5.7	6.5
Effect of restricted stock units	1.7	2.1
Effect of market share unit	0.3	0.2
Weighted-average common shares outstanding — Diluted	395.5	399.3

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$.77	$.71
Diluted	.76	.70

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2012 and 2011, outstanding options to purchase 3.2 million and 0.8 million shares, respectively, of Class A Common Stock were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.  As of September 30, 2012 and 2011, 0.9 million of PSUs have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 9 — Stock-Based Compensation.

NOTE 11 — EQUITY

	Total Stockholders’ Equity — The Estée Lauder Companies Inc.						Non-
(In millions)	Common Stock	Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total	controlling Interests	Total Equity

Balance — June 30, 2012	$5.5	$2,006.1	$4,764.9	$(212.9)	$(3,830.4)	$2,733.2	$14.3	$2,747.5
Net earnings	—	—	299.5	—	—	299.5	0.1	299.6
Other comprehensive income	—	—	—	68.5	—	68.5	0.9	69.4
Acquisition of treasury stock	—	—	—	—	(149.8)	(149.8)	—	(149.8)
Stock-based compensation	—	89.3	—	—	(15.5)	73.8	—	73.8
Balance — September 30, 2012	$5.5	$2,095.4	$5,064.4	$(144.4)	$(3,995.7)	$3,025.2	$15.3	$3,040.5

On November 1, 2012, the Company’s Board of Directors declared a dividend in the amount of $.72 per share on the Company’s Class A and Class B Common Stock.  The dividend is payable in cash on December 17, 2012 to stockholders of record at the close of business on November 30, 2012.  The Company plans on transitioning to a quarterly dividend payout schedule for its Class A and Class B Common Stock beginning in calendar year 2013.

Common Stock

During the three months ended September 30, 2012, the Company purchased approximately 3.0 million shares of its Class A Common Stock for $165.4 million.

On November 1, 2012, the Company’s Board of Directors authorized the repurchase of up to another 40.0 million shares of Class A Common Stock.

NOTE 12 — STATEMENT OF CASH FLOWS

Supplemental cash flow information for the three months ended September 30, 2012 and 2011 is as follows:

(In millions)	2012	2011

Cash:
Cash paid during the period for interest	$27.5	$4.7
Cash paid during the period for income taxes	$67.3	$27.7

Non-cash investing and financing activities:
Incremental tax benefit from the exercise of stock options	$(1.8)	$(0.3)
Capital lease obligations incurred	$0.6	$0.4

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — SEGMENT DATA AND RELATED INFORMATION

Reportable operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the “Chief Executive”) in deciding how to allocate resources and in assessing performance.  Although the Company operates in one business segment, beauty products, management also evaluates performance on a product category basis.  Product category performance is measured based upon net sales before returns associated with restructuring activities, and earnings before income taxes, net interest expense, interest expense on debt extinguishment, other income and total charges associated with restructuring activities.  Returns and charges associated with restructuring activities are not allocated to the product categories because they result from activities that are deemed part of a company-wide program to redesign the Company’s organizational structure.

The accounting policies for the Company’s reportable segments are substantially the same as those for the consolidated financial statements, as described in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012.  The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information is produced for the Chief Executive or included herein.  There has been no significant variance in the total or long-lived asset values associated with the Company’s segment data since June 30, 2012.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30
(In millions)	2012	2011

PRODUCT CATEGORY DATA
Net Sales:
Skin Care	$1,113.5	$1,072.9
Makeup	960.4	928.8
Fragrance	347.6	356.8
Hair Care	113.9	103.8
Other	14.1	13.7
	2,549.5	2,476.0
Returns associated with restructuring activities	—	0.7
Net Sales	$2,549.5	$2,476.7
Operating Income (Loss) before total charges associated with restructuring activities:
Skin Care	$259.0	$223.7
Makeup	161.3	159.6
Fragrance	53.4	48.3
Hair Care	10.7	5.1
Other	(2.0)	(2.6)
	482.4	434.1

Reconciliation:
Total charges associated with restructuring activities	(0.4)	(4.1)
Interest expense, net	(15.8)	(16.0)
Interest expense on debt extinguishment	(19.1)	—
Other income	1.8	—
Earnings before income taxes	$448.9	$414.0

GEOGRAPHIC DATA
Net Sales:
The Americas	$1,182.1	$1,105.4
Europe, the Middle East & Africa	824.9	858.2
Asia/Pacific	542.5	512.4
	2,549.5	2,476.0
Returns associated with restructuring activities	—	0.7
Net Sales	$2,549.5	$2,476.7
Operating Income (Loss):
The Americas	$172.3	$149.2
Europe, the Middle East & Africa	196.9	187.7
Asia/Pacific	113.2	97.2
	482.4	434.1
Total charges associated with restructuring activities	(0.4)	(4.1)
Operating Income	$482.0	$430.0

THE ESTÉE LAUDER COMPANIES INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories which are distributed in over 150 countries and territories.  The following table is a comparative summary of operating results for the three months ended September 30, 2012 and 2011, and reflects the basis of presentation described in Note 1 of Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies for all periods presented.  Products and services that do not meet our definition of skin care, makeup, fragrance or hair care have been included in the “other” category.

	Three Months Ended September 30
(In millions)	2012	2011

NET SALES
By Region:
The Americas	$1,182.1	$1,105.4
Europe, the Middle East & Africa	824.9	858.2
Asia/Pacific	542.5	512.4
	2,549.5	2,476.0
Returns associated with restructuring activities	—	0.7
Net Sales	$2,549.5	$2,476.7

By Product Category:
Skin Care	$1,113.5	$1,072.9
Makeup	960.4	928.8
Fragrance	347.6	356.8
Hair Care	113.9	103.8
Other	14.1	13.7
	2,549.5	2,476.0
Returns associated with restructuring activities	—	0.7
Net Sales	$2,549.5	$2,476.7

OPERATING INCOME (LOSS)
By Region:
The Americas	$172.3	$149.2
Europe, the Middle East & Africa	196.9	187.7
Asia/Pacific	113.2	97.2
	482.4	434.1
Total charges associated with restructuring activities	(0.4)	(4.1)
Operating Income	$482.0	$430.0

By Product Category:
Skin Care	$259.0	$223.7
Makeup	161.3	159.6
Fragrance	53.4	48.3
Hair Care	10.7	5.1
Other	(2.0)	(2.6)
	482.4	434.1
Total charges associated with restructuring activities	(0.4)	(4.1)
Operating Income	$482.0	$430.0

THE ESTÉE LAUDER COMPANIES INC.

The following table presents certain consolidated earnings data as a percentage of net sales:

	Three Months Ended September 30
	2012	2011

Net sales	100.0%	100.0%
Cost of sales	21.1	21.6
Gross profit	78.9	78.4

Operating expenses:
Selling, general and administrative	60.0	60.9
Restructuring and other charges	—	0.1
	60.0	61.0

Operating income	18.9	17.4
Interest expense, net	0.6	0.7
Interest expense on debt extinguishment	0.8	—
Other income	0.1	—

Earnings before income taxes	17.6	16.7
Provision for income taxes	5.9	5.5

Net earnings	11.7	11.2
Net earnings attributable to noncontrolling interests	—	—

Net earnings attributable to The Estée Lauder Companies Inc.	11.7%	11.2%

In order to meet the demands of consumers, we continually introduce new products, support new and established products through advertising, merchandising and sampling and phase out existing products that no longer meet the needs of our consumers or our objectives.  The economics of developing, producing, launching, supporting and discontinuing products impact our sales and operating performance each period.  The introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

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

We believe we have a strong, diverse brand portfolio with global reach and potential, and we plan to continue building upon and leveraging our history of outstanding creativity, innovation and entrepreneurship.  We have succeeded in expanding our distinctive “High-Touch” service model and will continue to look for ways to expand it in newer channels and within geographic regions.  As an example, we are developing capabilities to deliver superior retailing experiences, particularly in Company-operated retail stores.  We are expanding our efforts to evolve our e-commerce-based online strategy into a multi-pronged digital strategy encompassing e-commerce, m-commerce, as well as digital and social media.  We are leveraging our regional organization in an effort to assure that we are locally relevant with our products, services, marketing and visual merchandising.

THE ESTÉE LAUDER COMPANIES INC.

As part of our strategy, we are continuing to shift our product category mix towards higher margin categories with greater global growth potential.  Skin care, our most profitable product category, is a strategic priority for our innovation and investment spending, particularly in the Asia/Pacific region.  We are also focusing our attention on luxury consumers across all product categories and have seen an improvement in the net sales of many of our higher-end prestige products.  We will also continue to build our makeup product category through the introduction of new product offerings, continue expanding our hair care brands both in salons and in other retail channels and continue to focus our efforts to enhance our fragrance business.

We are strengthening our geographic presence by seeking share growth in large, image-building cities within core markets such as the United States, the United Kingdom, France, Italy and Japan.  In addition, we continue to prioritize efforts to expand our presence and accelerate share growth in emerging markets such as China, the Middle East, Eastern Europe and Brazil and focus on consumers who purchase in the travel retail channel, in stores at their travel destinations or when they return to their home market.  We also continue to expand our digital presence which has resulted in growth in the net sales of our products sold online.  In North America, we continue to recognize the need to drive profitable growth in our traditional department store channel and see many benefits from the changes we have previously implemented.  At the same time, we are also expanding our presence in other channels, such as specialty retailers, Company-operated stores and online.  Internationally, we continue to take actions to grow profitability in European perfumeries and pharmacies and in department stores in Asia.  In addition, we are emphasizing our skin care and makeup initiatives to boost our travel retail business and continuing efforts to grow our online, specialty retailer and prestige salon businesses.  The travel retail business continues to be an important source of sales growth and profitability.  Our business in this channel has benefitted from the implementation of programs we designed to target consumers in distinct travel corridors, enhance consumers’ “High-Touch” experiences and convert travelers into purchasers.

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

We have a strong, diverse and highly valuable brand portfolio with global reach and potential, as well as a track record of outstanding creativity, innovation, entrepreneurship and healthy growth.  We plan on continuing to bring highly innovative products to consumers and elevating our personalized “High-Touch” service model.  We intend to invest in select areas of our business to improve our capabilities or develop new ones.  Our main focus areas are digital, research and development, product innovation, consumer insight and local relevance.  While our overall business is performing well, certain Western European countries and Korea are seeing worse-than-expected weakness due to economic uncertainties and volatility.  We also saw a slowing in the exceptional growth we had experienced in travel retail, due in part to select retailer destocking and tighter working capital management, but in view of the activities we see at retail in the channel, we expect sales to improve throughout the remainder of the fiscal year.  We believe we have and will continue to offset to some extent the impact of these events as a result of our strategy to mitigate weaknesses we find in certain areas with strengths in others.  However, if adverse economic conditions or the degree of uncertainty or volatility worsen or are further prolonged, then we expect there to be a negative effect on ongoing consumer confidence, demand and spending and, as a result, our business.  We will continue to monitor these and other risks that may affect our business.

Returns and Charges Associated with Restructuring Activities

In an effort to drive down costs and achieve synergies within our organization, in February 2009, we announced the implementation of a multi-faceted cost savings program (the “Program”) to position the Company to achieve long-term profitable growth.  We anticipate the Program will result in related restructuring and other charges, inclusive of cumulative charges recorded to date and through the remainder of the Program, totaling between $350 million and $450 million before taxes.  While we will continue to seek cost savings opportunities, our current plans are to identify and approve specific initiatives under the Program through calendar 2012 and execute those initiatives through fiscal 2013.  The total amount of charges (pre-tax) associated with the Program recorded, plus other initiatives approved through September 30, 2012, is approximately $361 million to $366 million, of which approximately $251 million to $253 million relates to restructuring charges, approximately $50 million of other costs to implement the initiatives, approximately $42 million to $45 million in sales returns and approximately $18 million in inventory write-offs.  The restructuring charges are comprised of approximately $188 million to $190 million of employee-related costs, approximately $40 million of other exit costs and contract terminations (substantially all of which have resulted in or will result in cash expenditures), and approximately $23 million in non-cash asset write-offs.  The total amount of cumulative charges (pre-tax) associated with the Program recorded from inception through September 30, 2012 was $303.0 million.

THE ESTÉE LAUDER COMPANIES INC.

We expect that the implementation of this Program, combined with other on-going cost savings efforts, will result in savings of approximately $760 million to $785 million through the end of fiscal 2013 including the reduction of certain costs relative to an assumed normalized spending pattern.  Our long-range forecast for operating margin reflects these anticipated savings, net of strategic reinvestments.

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

Restructuring Charges

The following table presents restructuring charges related to the Program as follows:

	Three Months Ended September 30
(In millions)	2012	2011

Employee-related costs	$0.1	$2.2
Asset write-offs	—	0.1
Contract terminations	—	0.1
Other exit costs	0.2	0.6
Total restructuring charges	$0.3	$3.0

The following table presents aggregate restructuring charges related to the Program to date:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Fiscal 2009	$60.9	$4.2	$3.4	$1.8	$70.3
Fiscal 2010	29.3	11.0	2.3	6.2	48.8
Fiscal 2011	34.6	2.4	3.0	1.1	41.1
Fiscal 2012	37.1	1.7	12.6	2.2	53.6
Three months ended September 30, 2012	0.1	—	—	0.2	0.3
Charges recorded through September 30, 2012	$162.0	$19.3	$21.3	$11.5	$214.1

THE ESTÉE LAUDER COMPANIES INC.

The following table presents accrued restructuring charges and the related activities under the Program to date:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Charges	$60.9	$4.2	$3.4	$1.8	$70.3
Cash payments	(7.5)	—	(0.5)	(1.6)	(9.6)
Non-cash write-offs	—	(4.2)	—	—	(4.2)
Translation adjustments	0.6	—	—	—	0.6
Other adjustments	(2.4)	—	—	—	(2.4)
Balance at June 30, 2009	51.6	—	2.9	0.2	54.7

Charges	29.3	11.0	2.3	6.2	48.8
Cash payments	(49.5)	—	(5.1)	(6.0)	(60.6)
Non-cash write-offs	—	(11.0)	—	—	(11.0)
Translation adjustments	(0.8)	—	—	—	(0.8)
Balance at June 30, 2010	30.6	—	0.1	0.4	31.1

Charges	34.6	2.4	3.0	1.1	41.1
Cash payments	(30.6)	—	(2.4)	(1.4)	(34.4)
Non-cash write-offs	—	(2.4)	—	—	(2.4)
Translation adjustments	1.2	—	(0.1)	0.1	1.2
Balance at June 30, 2011	35.8	—	0.6	0.2	36.6

Charges	37.1	1.7	12.6	2.2	53.6
Cash payments	(23.6)	—	(12.4)	(2.0)	(38.0)
Non-cash write-offs	—	(1.7)	—	—	(1.7)
Translation adjustments	(1.4)	—	—	0.1	(1.3)
Balance at June 30, 2012	47.9	—	0.8	0.5	49.2

Charges	0.1	—	—	0.2	0.3
Cash payments	(8.8)	—	(0.3)	(0.3)	(9.4)
Translation adjustments	0.3	—	—	0.1	0.4
Balance at September 30, 2012	$39.5	$—	$0.5	$0.5	$40.5

Accrued restructuring charges at September 30, 2012 are expected to result in cash expenditures funded from cash provided by operations of approximately $26 million, $12 million and $3 million in fiscal 2013, 2014 and 2015, respectively.

Total Returns and Other Charges Associated with Restructuring Activities

The following table presents total returns and charges associated with restructuring and other activities related to the Program:

	Three Months Ended September 30
(In millions)	2012	2011

Sales returns (included in Net Sales)	$—	$(0.7)
Cost of sales	—	0.1
Restructuring charges	0.3	3.0
Other charges	0.1	1.7
Total returns and charges associated with restructuring activities	$0.4	$4.1

THE ESTÉE LAUDER COMPANIES INC.

During the three months ended September 30, 2011, we recorded adjustments to reflect revised estimates of then-anticipated sales returns associated with prior initiatives.  Other charges in connection with the implementation of the Program primarily relate to consulting and other professional services.

Other Intangible Asset Impairments

During the fourth quarter of fiscal 2012, the Darphin reporting unit experienced an unanticipated deterioration in its results of operations due to softness in its European business, which is its primary market.  Based on a qualitative analysis at that time, we reviewed and revised Darphin’s long-term forecast.  We concluded that these changes in circumstances triggered the need for an interim impairment test of the reporting unit’s trademark and goodwill as of June 30, 2012.  We determined that the trademark was not impaired, with the estimated fair value exceeding its carrying value by less than 2%.  As of September 30, 2012, the carrying value of the trademark was $8.2 million.  The estimated fair value of the trademark was based on the use of a royalty rate to determine discounted projected future cash flows (“relief-from-royalty method”).  The key assumptions that were used to determine the estimated fair value of the trademark were based on the expectation that the economic uncertainties in Europe would be temporary and not permanent in nature.  If the decline in this market is more severe than we have anticipated, or other business disruptions arise, a resulting change in the key assumptions could have a negative impact on the estimated fair value of this trademark and it is possible we could recognize an impairment charge in the future.  After completing the interim impairment test during the fourth quarter of fiscal 2012 on the trademark, we completed step one of the impairment test for goodwill and concluded that the fair value of the Darphin reporting unit was substantially in excess of its carrying value including goodwill.

First Quarter Fiscal 2013 as Compared with First Quarter Fiscal 2012

NET SALES

Net sales increased 3%, or $72.8 million, to $2,549.5 million, primarily reflecting growth in each of our product categories, except for fragrance, which declined slightly.  Geographically, net sales growth in the Americas and Asia/Pacific was partially offset by declines in Europe, the Middle East & Africa.  Excluding the impact of foreign currency translation, net sales increased 6%.  The following discussions of Net Sales by Product Categories and Geographic Regions exclude the impact of an adjustment to reduce the reserve for then-anticipated returns associated with restructuring activities of $0.7 million recorded during the prior-year period.  We believe the following analysis of net sales better reflects the manner in which we conduct and view our business.

Product Categories

Skin Care

Net sales of skin care products increased 4%, or $40.6 million, to $1,113.5 million, primarily reflecting the continued success of our strategic focus on growing this category.  The recent launches of Perfectionist CP+R and the Optimizer line of products from Estée Lauder, The Moisturizing Soft Cream from La Mer, and Even Better Eyes Dark Circle Corrector from Clinique, as well as higher sales of Advanced Night Repair Synchronized Recovery Complex from Estée Lauder, contributed approximately $129 million, combined, to the increase.  Partially offsetting these increases were lower sales of Idealist Even Skintone Illuminator and Idealist Cooling Eye Illuminator, both of which were new launches in the prior-year period, Perfectionist CP+ Serum and Resilience Lift Extreme from Estée Lauder and Repairwear Laser Focus from Clinique of approximately $94 million, combined.  Excluding the impact of foreign currency translation, skin care net sales increased 7%.

Makeup

Makeup net sales increased 3%, or $31.6 million, to $960.4 million.  The recent launches of Pure Color Vivid Shine Lipstick and Pure Color Gelee Powder Eyeshadow from Estée Lauder, Pore Refining Solutions Makeup, High Impact Extreme Volume Mascara and Stay-Matte Oil-Free Makeup from Clinique, and Longwear Even Finish Foundation from Bobbi Brown, contributed approximately $40 million, combined, to the increase.  Higher sales from existing products, Chubby Stick Moisturizing Lip Colour from Clinique and Studio Fix Foundation from M•A•C contributed approximately $14 million, combined, to the increase.  Partially offsetting these increases were approximately $29 million of lower sales of Pure Color Eyeshadow and Doublewear Stay-In-Place Makeup from Estée Lauder and Repairwear Laser Focus Makeup from Clinique, which were all new launches in the prior-year period.  Excluding the impact of foreign currency translation, makeup net sales increased 6%.

THE ESTÉE LAUDER COMPANIES INC.

Fragrance

Net sales of fragrance products decreased 3%, or $9.2 million, to $347.6 million.  Incremental sales from the recent launches of DKNY Be Delicious So Intense, Coach Poppy Blossom, Estée Lauder pleasures Eau Fraiche and Jo Malone Blackberry and Bay contributed approximately $18 million to the category, combined.  These launches were offset by approximately $26 million of lower sales of DKNY Golden Delicious, Estée Lauder Sensuous Nude and Coach Poppy Flower, all which were new launches in the prior-year period.  We continue to expect challenges in this category due to competitive dynamics.  Excluding the impact of foreign currency translation, fragrance net sales were flat as compared with the prior-year period.

Hair Care

Hair care net sales increased 10%, or $10.1 million, to $113.9 million, primarily reflecting the recent launches of the Invati Line of products and Pure Abundance Style Prep from Aveda.  The category also benefited from sales generated from expanded global distribution, in particular, to salons and multi-brand specialty retailers.  Partially offsetting these increases were lower net sales of Ojon brand products due, in part, to softness in our business in the direct response television channel.  Excluding the impact of foreign currency translation, hair care net sales increased 12%.

Geographic Regions

Net sales in the Americas increased 7%, or $76.7 million, to $1,182.1 million.  The increase during the current-year period was primarily attributable to growth in the United States of approximately $72 million, primarily due to new product offerings from our heritage and makeup artist brands.  Net sales in Canada increased approximately $5 million, primarily reflecting increased sales from our heritage brands.  These increases also reflect the efforts of our expanded pull/push activities, which include innovative advertising that continues to draw new consumers to our brands and our ongoing efforts to work with retailers in the United States and Canada on strengthening the “High-Touch” concepts used to help market our products.  Net sales in Latin America decreased approximately $1 million, primarily reflecting the impact of unfavorable exchange rates.  Excluding the impact of foreign currency translation, net sales in the Americas increased 8%.

In Europe, the Middle East & Africa, net sales decreased 4%, or $33.3 million, to $824.9 million, primarily reflecting lower sales in Switzerland, France, Spain, Russia, Germany and the Balkans of approximately $35 million, combined.  The overall decline of net sales in this region was inclusive of unfavorable exchange rates due to the strengthening of the U.S. dollar of approximately $53 million.  With the exception of Russia, these lower net sales reflected the ongoing economic uncertainties in certain countries in Europe.  Accordingly, we remain cautious in the near term.  The lower net sales in Russia primarily reflected destocking associated with ongoing challenges with a certain customer.  These declines were partially offset by higher net sales in the United Kingdom and the Middle East and from our travel retail business of approximately $12 million, combined, reflecting retail sales growth, partially offset by select retailer destocking and tighter working capital management by certain key retailers.  Excluding the impact of foreign currency translation, net sales in Europe, the Middle East & Africa increased 2%.

Net sales in Asia/Pacific increased 6%, or $30.1 million, to $542.5 million, primarily reflecting growth in our skin care product category, in line with our strategy.  Approximately $49 million of this increase was generated in China, primarily due to expanded distribution, Hong Kong and Thailand.  These increases were partially offset by lower net sales in Korea and Australia of approximately $20 million, combined, reflecting difficult economic conditions.  We continue to see weakness in prestige beauty in Korea as a result of difficult economic conditions and competitive pressures.  Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 7%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

THE ESTÉE LAUDER COMPANIES INC.

COST OF SALES

Cost of sales as a percentage of total net sales decreased to 21.1% as compared with 21.6% in the prior-year period.  This improvement primarily reflected strategic changes in the mix of our business of approximately 50 basis points, pricing of approximately 40 basis points and the favorable effect of exchange rates of approximately 10 basis points.  These improvements were partially offset by a provision for foreign transactional taxes, unfavorable manufacturing variances and an increase in obsolescence charges of approximately 60 basis points, combined.

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

OPERATING EXPENSES

Operating expenses as a percentage of net sales decreased to 60.0% as compared with 61.0% in the prior-year period.  This improvement primarily reflected a decrease in general and administrative costs, as a percentage of net sales, of approximately 70 basis points, a favorable change in foreign exchange transactions of approximately 40 basis points and a decrease in charges associated with restructuring activities of approximately 20 basis points.  Also contributing to the improvement, as a percentage of net sales, were decreased spending in advertising, merchandising and sampling costs, as well as lower selling and shipping costs of approximately 20 basis points, each.  Partially offsetting these improvements were higher costs related to stock-based compensation of approximately 30 basis points and higher costs of global information technology systems and infrastructure of approximately 30 basis points.

Changes in advertising, merchandising and sampling spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.  We expect the higher investment spending on global advertising, merchandising and sampling to support major launches and existing franchises to continue for the remainder of fiscal 2013.

OPERATING RESULTS

Operating income increased 12%, or $52.0 million, to $482.0 million.  Operating margin improved to 18.9% of net sales as compared with 17.4% in the prior-year period, reflecting our higher gross margin and the decrease in our operating expense margin, as previously discussed.  The following discussions of Operating Results by Product Categories and Geographic Regions exclude the impact of total returns and charges associated with restructuring activities of $0.4 million, or less than 1% of net sales, for the three months ended September 30, 2012 and $4.1 million, or less than 1% of net sales, for the three months ended September 30, 2011.  We believe the following analysis of operating results better reflects the manner in which we conduct and view our business.

Product Categories

All product categories benefited from initiatives we implemented as part of the Program including a more strategically focused approach to spending and gross margin improvement activities.  Skin care operating income increased 16%, or $35.3 million, to $259.0 million, primarily reflecting improved results from higher-margin product launches from certain of our heritage brands, as well as increased results from higher-end prestige skin care products.  Makeup operating income increased 1%, or $1.7 million, to $161.3 million, primarily reflecting improved results from new product launches.  Fragrance operating results increased 11%, or $5.1 million, to $53.4 million, primarily reflecting a more strategically focused approach to spending from our heritage brands as part of our strategy to improve profitability and a favorable comparison to the prior-year period, which reflected higher spending in support of new launches of designer fragrances.  Hair care operating results increased over 100%, or $5.6 million, to $10.7 million, primarily reflecting improved results driven by recent product launches and expanded global distribution.

Geographic Regions

Operating income in the Americas increased 15%, or $23.1 million, to $172.3 million, primarily reflecting improved results from certain of our heritage and hair care brands in the United States driven by improved category mix.  These improvements were partially offset by a higher amount of investment spending in the current-year period, which are in line with our strategy, as well as a provision for foreign transactional taxes.

THE ESTÉE LAUDER COMPANIES INC.

In Europe, the Middle East & Africa, operating income increased 5%, or $9.2 million, to $196.9 million.  Higher results from our travel retail business, Russia, and South Africa totaled approximately $15 million, combined.  Partially offsetting these improvements were lower results in Germany, Spain and Italy of approximately $7 million, combined.

In Asia/Pacific, operating income increased 16%, or $16.0 million, to $113.2 million.  Higher results from China, Taiwan, Thailand and Japan totaled approximately $23 million, combined.  Partially offsetting these increases were lower operating results of approximately $10 million in Korea and New Zealand, combined.

INTEREST EXPENSE, NET

Net interest expense was $15.8 million as compared with $16.0 million in the prior-year period.

INTEREST EXPENSE ON DEBT EXTINGUISHMENT

During the first quarter of fiscal 2013, we redeemed the $230.1 million principal amount of our 7.75% Senior Notes due 2013 at a price of 108% of the principal amount.  We recorded a pre-tax expense on the extinguishment of debt of $19.1 million representing the call premium of $18.6 million and the pro-rata write-off of $0.5 million of issuance costs and debt discount.

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

The effective rate for income taxes was 33.3% for the three months ended September 30, 2012 as compared with 32.7% in the prior-year period.  The increase in the effective income tax rate of 60 basis points was principally due to a slightly higher effective tax rate on our foreign operations.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

Net earnings attributable to The Estée Lauder Companies Inc. as compared with the prior-year period increased 8%, or $20.9 million, to $299.5 million and diluted net earnings per common share increased 9% from $.70 to $.76.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad.  At September 30, 2012, we had cash and cash equivalents of $1,053.7 million compared with $1,347.7 million at June 30, 2012.  Our cash and cash equivalents are maintained at a number of financial institutions.  As of September 30, 2012, approximately 14% of the total balance was insured by governmental agencies.  To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength and perform ongoing evaluations of these institutions to limit our concentration risk exposure.

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

THE ESTÉE LAUDER COMPANIES INC.

Based on past performance and current expectations, we believe that cash on hand, cash generated from operations, available credit lines and access to credit markets will be adequate to support currently planned business operations, information systems enhancements, capital expenditures, potential stock repurchases, commitments and other contractual obligations on both a near-term and long-term basis.  Our cash and cash equivalents balance at September 30, 2012 includes cash in offshore jurisdictions associated with our permanent reinvestment strategy.  We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic debt or working capital obligations.  If these indefinitely reinvested earnings were repatriated into the United States as dividends, we would be subject to additional taxes.

The effects of inflation have not been significant to our overall operating results in recent years.  Generally, we have been able to introduce new products at higher prices, increase prices and implement other operating efficiencies to sufficiently offset cost increases, which have been moderate.

Credit Ratings

Changes in our credit ratings will likely result in changes in our borrowing costs.  Our credit ratings also impact the cost of our revolving credit facility as discussed below.  Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing.  A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating.  As of October 25, 2012, our commercial paper is rated A-1 by Standard & Poor’s and P-1 by Moody’s and our long-term debt is rated A with a stable outlook by Standard & Poor’s and A2 with a stable outlook by Moody’s.

Debt

At September 30, 2012, our outstanding borrowings were as follows:

(In millions)	Long-term Debt	Current Debt	Total Debt

3.70% Senior Notes, due August 15, 2042 (“2042 Senior Notes”) (1), (6)	$248.9	$—	$248.9
6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (2), (6)	296.5	—	296.5
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”) (3)	197.7	—	197.7
2.35% Senior Notes, due August 15, 2022 (“2022 Senior Notes”) (4), (6)	249.8	—	249.8
5.55% Senior Notes, due May 15, 2017 (“2017 Senior Notes”) (5), (6)	333.2	—	333.2
Other borrowings	4.6	24.0	28.6
	$1,330.7	$24.0	$1,354.7

(1)             Consists of $250.0 million principal and unamortized debt discount of $1.1 million.

(2)             Consists of $300.0 million principal and unamortized debt discount of $3.5 million.

(3)             Consists of $200.0 million principal and unamortized debt discount of $2.3 million.

(4)             Consists of $250.0 million principal and unamortized debt discount of $0.2 million.

(5)             Consists of $300.0 million principal, unamortized debt discount of $0.2 million and a $33.4 million adjustment to reflect the termination value of interest rate swaps.

(6)             As of September 30, 2012, we were in compliance with all restrictive covenants, including limitations on indebtedness and liens, and expect continued compliance.

In August 2012, we issued $250.0 million of 2.35% Senior Notes due August 15, 2022 (“2022 Senior Notes”) and $250.0 million of 3.70% Senior Notes due August 15, 2042 (“2042 Senior Notes”) in a public offering.  The 2022 Senior Notes were priced at 99.911% with a yield of 2.360%.  The 2042 Senior Notes were priced at 99.567% with a yield of 3.724%.  Interest payments on both notes are required to be made semi-annually on February 15 and August 15, commencing February 15, 2013.  In September 2012, we used the net proceeds of the offering to redeem the $230.1 million principal amount of our 7.75% Senior Notes due November 1, 2013 at a price of 108% of the principal amount and recorded a pre-tax expense on the extinguishment of debt of $19.1 million representing the call premium of $18.6 million and the pro-rata write-off of $0.5 million of issuance costs and debt discount.  We intend to use the remaining net proceeds of the offering for general corporate purposes.

We have a $750.0 million commercial paper program under which we may issue commercial paper in the United States.  As of September 30, 2012, we had repaid, using cash on hand, $200.0 million of commercial paper that was outstanding at June 30, 2012.  At September 30, 2012, we had no commercial paper outstanding.

THE ESTÉE LAUDER COMPANIES INC.

We have a $1.0 billion senior unsecured revolving credit facility that expires on July 14, 2015 (the “Facility”).  The Facility may be used to provide credit support for our commercial paper program and for general corporate purposes.  Up to the equivalent of $250 million of the Facility is available for multi-currency loans.  The interest rate on borrowings under the Facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or ½% plus the Federal funds rate.  We incurred costs of approximately $1 million to establish the Facility which are being amortized over the term of the Facility.  The Facility has an annual fee of $0.7 million, payable quarterly, based on our current credit ratings.  The Facility also contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $100.0 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under this facility.  At September 30, 2012, no borrowings were outstanding under this agreement.

We have a fixed rate promissory note agreement with a financial institution pursuant to which we may borrow up to $150.0 million in the form of loan participation notes through one of our subsidiaries in Europe.  The interest rate on borrowings under this agreement is at an all-in fixed rate determined by the lender and agreed to by us at the date of each borrowing.  At September 30, 2012, no borrowings were outstanding under this agreement.  Debt issuance costs incurred related to this agreement were de minimis.

We have an overdraft borrowing agreement with a financial institution pursuant to which our subsidiary in Turkey may be credited to satisfy outstanding negative daily balances arising from its business operations.  The total balance outstanding at any time shall not exceed 25.0 million Turkish lira ($13.9 million at the exchange rate at September 30, 2012).  The interest rate applicable to each such credit shall be up to a maximum of 175 basis points per annum above the spot rate charged by the lender or the lender’s floating call rate agreed to by us at each borrowing.  There were no debt issuance costs incurred related to this agreement.  The outstanding balance at September 30, 2012 was 21.2 million Turkish lira ($11.8 million at the exchange rate at September 30, 2012) and is classified as short-term debt in our consolidated balance sheet.

Total debt as a percent of total capitalization (excluding noncontrolling interests) decreased to 31% at September 30, 2012 from 32% at June 30, 2012.

Cash Flows

Net cash used for operating activities was $125.2 million during the three months ended September 30, 2012 as compared with $36.2 million in the prior-year period.  The increase in cash flows used for operating activities primarily reflected unfavorable changes in levels of accounts payable due to the timing of payments.  This change also reflected an increase in the levels of inventory in line with forecasted sales activity to ensure acceptable service levels, as well as the building of safety stock for our upcoming implementation of SAP as part of our strategic modernization initiative at certain affiliates.  In addition, accounts receivable increased due to the timing of shipments and the timing of collections.  These changes were partially offset by an increase in other liabilities primarily due to the timing of advertising, merchandising and sampling activities.

Net cash used for investing activities was $104.2 million during the three months ended September 30, 2012 as compared with $88.5 million in the prior-year period.  The increase primarily reflected an increase in capital expenditure activity in the current-year period primarily related to counters.

Net cash used for financing activities was $70.8 million during the three months ended September 30, 2012 as compared with $390.9 million in the prior-year period.  The change in net cash used for financing activities primarily reflected the proceeds from the issuance of the 2022 Senior Notes and 2042 Senior Notes in August 2012 and lower treasury stock repurchases, partially offset by the redemption of the 2013 Senior Notes and repayment of outstanding commercial paper during the current-year period.

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

On November 1, 2012, our Board of Directors declared a dividend in the amount of $.72 per share on our Class A and Class B Common Stock.  The dividend is payable in cash on December 17, 2012 to stockholders of record at the close of business on November 30, 2012.  We plan on transitioning to a quarterly dividend payout schedule for our Class A and Class B Common Stock beginning in calendar year 2013.

Pension and Post-retirement Plan Funding

There have been no significant changes to our pension and post-retirement funding as discussed in our Annual Report on Form 10-K for the year ended June 30, 2012.

Commitments, Contingencies and Contractual Obligations

There have been no significant changes to our commitments, contingencies and contractual obligations as discussed in our Annual Report on Form 10-K for the year ended June 30, 2012.

Derivative Financial Instruments and Hedging Activities

There have been no significant changes to our derivative financial instruments and hedging activities as discussed in our Annual Report on Form 10-K for the year ended June 30, 2012.

Foreign Exchange Risk Management

We enter into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with our identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that we receive from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  We may also enter into foreign currency option contracts to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as foreign currency cash-flow hedges and have varying maturities through the end of June 2014.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology.  The ineffective portion of both foreign currency forward and option contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income (loss) are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in accumulated other comprehensive income (loss) are reclassified to current-period earnings.  As of September 30, 2012, these foreign currency cash-flow hedges were highly effective in all material respects.

At September 30, 2012, we had foreign currency forward contracts in the amount of $1,473.8 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the British pound ($366.4 million), Euro ($252.3 million), Canadian dollar ($155.9 million), Swiss franc ($128.0 million), Australian dollar ($108.4 million), Japanese yen ($76.0 million) and South Korean won ($65.1 million).

Credit Risk

As a matter of policy, we only enter into derivative contracts with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $12.4 million at September 30, 2012.  To manage this risk, we have established counterparty credit guidelines that are continually monitored.  Accordingly, management believes risk of loss under these hedging contracts is remote.

THE ESTÉE LAUDER COMPANIES INC.

Certain of our derivative financial instruments contain credit-risk-related contingent features.  At September 30, 2012, we were in a net liability position for certain derivative contracts that contain such features with two counterparties.  The fair value of those contracts as of September 30, 2012 was approximately $0.2 million.  Such credit-risk-related contingent features would be triggered if (a) upon a merger involving the Company, the ratings of the surviving entity were materially weaker than prior to the merger or (b) the Company’s credit ratings fall below investment grade (rated below BBB-/Baa3) and the Company fails to enter into an International Swaps & Derivatives Association Credit Support Annex within 30 days of being requested by the counterparty.  The fair value of collateral required to settle the instruments immediately if a triggering event were to occur, is estimated at approximately the fair value of the contracts.  As of September 30, 2012, we were in compliance with such credit-risk-related contingent features.

Market Risk

Using the value-at-risk model, as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, the high, low and average measured value-at-risk for the twelve months ended September 30, 2012 related to our foreign exchange contracts are as follows:

(In millions)	High	Low	Average

Foreign exchange contracts	$47.1	$9.0	$24.4

The change in the value-at-risk measures from June 30, 2012 related to our foreign exchange contracts reflected an increase in foreign exchange volatilities and a different portfolio mix.  We believe that any resulting loss incurred would be offset by the effects of market rate movements on the respective underlying transactions for which the derivative financial instrument was intended.

OFF-BALANCE SHEET ARRANGEMENTS

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities, other than operating leases, that would be expected to have a material current or future effect upon our financial condition or results of operations.

CRITICAL ACCOUNTING POLICIES

As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions.  Our most critical accounting policies relate to revenue recognition, inventory, pension and other post-retirement benefit costs, goodwill, other intangible assets and long-lived assets, income taxes and derivatives.  Since June 30, 2012, there have been no significant changes to the assumptions and estimates related to our critical accounting policies.

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

Item 4. Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure.  The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2012 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

As part of our Strategic Modernization Initiative, we anticipate the continued migration of our operations to SAP based technologies (“SAP”), with the majority of our locations being enabled through 2014.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE ESTÉE LAUDER COMPANIES INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved, from time to time, in litigation and other legal proceedings incidental to our business.  Management believes that the outcome of current litigation and legal proceedings will not have a material adverse effect upon our results of operations or financial condition.  However, management’s assessment of our current litigation and other legal proceedings could change in light of the discovery of facts with respect to legal actions or other proceedings pending against us not presently known to us or determinations by judges, juries or other finders of fact which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or proceedings.  Except as disclosed below, reasonably possible losses in addition to the amount accrued for litigation and other legal proceedings are not material to our consolidated financial statements.

During the fiscal 2007 fourth quarter, the former owner of the Darphin brand initiated litigation in the Paris Commercial Court against the Company and one of its subsidiaries seeking to recover €60.0 million ($78.2 million at the exchange rate at September 30, 2012) that he claims he was owed as additional consideration for the sale of Darphin to the Company in April 2003.  On December 23, 2011, the Paris Commercial Court issued its judgment, awarding the former owner €22.9 million ($29.9 million at the exchange rate at September 30, 2012) plus interest from 2007.  The Company has filed its appeal with the Paris Court of Appeal.  In accordance with the judgment, in January 2012, the Company paid €25.3 million ($33.0 million at the exchange rate at September 30, 2012) to the former owner and received from him a bank guarantee to assure repayment to the Company of such sum (or any part thereof) in the event that the judgment is reversed by the Paris Court of Appeal.  Based upon our assessment of the case, as well as the advice of external counsel, we are maintaining the amount we previously accrued as an amount that we believe will ultimately be paid based on the probable outcome of the appeal.  Such amount is less than the Paris Commercial Court’s award.

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

During the three months ended September 30, 2012, the stockholder set forth in the table below converted shares of Class B Common Stock into Class A Common Stock on the date set forth below:

Stockholder That Converted Class B Common Stock to Class A Common Stock	Date of Conversion	Number of Shares Converted/ Received
Ronald S. Lauder	August 22, 2012	2,000,000

THE ESTÉE LAUDER COMPANIES INC.

Share Repurchase Program

We are authorized by the Board of Directors to repurchase up to 176.0 million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  As of September 30, 2012, the cumulative total of acquired shares pursuant to the authorization was 163.8 million, reducing the remaining authorized share repurchase balance to 12.2 million.  During the three months ended September 30, 2012, we purchased approximately 2.7 million shares pursuant to the authorization for $149.8 million as outlined in the following table:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
July 2012	1,326,056	(2)	$52.52	1,286,000	13,628,202
August 2012	932,600		55.23	932,600	12,695,602
September 2012	734,745	(3)	60.22	509,369	12,186,233
	2,993,401		$55.25	2,727,969	12,186,233

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

On November 1, 2012, our Board of Directors authorized the repurchase of up to another 40.0 million shares of Class A Common Stock.  This increases the total authorization to 216.0 million shares.

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

10.6	Form of Stock Option Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant). †
10.7

Performance Share Unit Award Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant). †

31.1	Certification pursuant to Rule 13a-14(a) (CEO).
31.2	Certification pursuant to Rule 13a-14(a) (CFO).
32.1	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)
32.2	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†  Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ESTÉE LAUDER COMPANIES INC.

Date: November 2, 2012	By:	/s/TRACEY T. TRAVIS
Tracey T. Travis
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

10.6	Form of Stock Option Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant). †
10.7

Performance Share Unit Award Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant). †

31.1	Certification pursuant to Rule 13a-14(a) (CEO).
31.2	Certification pursuant to Rule 13a-14(a) (CFO).
32.1	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)
32.2	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†  Exhibit is a management contract or compensatory plan or arrangement.