Form 10-Q
period 2013-03-31
ESTEE LAUDER COMPANIES INC
filed 2013-05-03
CIK 1001250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

(Mark One)

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

At April 25, 2013, 238,887,088 shares of the registrant’s Class A Common Stock, $.01 par value, and 148,978,082 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
	2013	2012	2013	2012
	(In millions, except per share data)

Net Sales	$2,291.8	$2,248.2	$7,774.3	$7,462.4
Cost of Sales	443.1	469.3	1,550.3	1,554.6

Gross Profit	1,848.7	1,778.9	6,224.0	5,907.8

Operating expenses
Selling, general and administrative	1,605.3	1,539.0	4,831.8	4,623.4
Restructuring and other charges	(1.7)	28.4	12.0	39.2
Impairment of other intangible assets	—	—	—	6.7
Total operating expenses	1,603.6	1,567.4	4,843.8	4,669.3

Operating Income	245.1	211.5	1,380.2	1,238.5

Interest expense, net	12.6	14.5	41.8	47.1
Interest expense on debt extinguishment	—	—	19.1	—
Other income	—	—	23.1	10.5
Earnings before Income Taxes	232.5	197.0	1,342.4	1,201.9

Provision for income taxes	53.6	65.7	414.5	393.6
Net Earnings	178.9	131.3	927.9	808.3

Net earnings attributable to noncontrolling interests	(0.1)	(0.9)	(2.1)	(2.6)
Net Earnings Attributable to The Estée Lauder Companies Inc.	$178.8	$130.4	$925.8	$805.7

Net earnings attributable to The Estée Lauder Companies Inc. per common share
Basic	$0.46	$0.34	$2.39	$2.07
Diluted	0.45	0.33	2.35	2.03

Weighted-average common shares outstanding
Basic	387.2	388.2	387.5	388.5
Diluted	394.0	396.3	394.7	397.0

Cash dividends declared per common share	$.18	$—	$.90	$.525

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
	2013	2012	2013	2012
	(In millions)

Net earnings	$178.9	$131.3	$927.9	$808.3

Other comprehensive income (loss):
Unrealized investment gain	0.3	0.3	0.5	0.1
Derivative instrument gain (loss)	11.9	(13.5)	(6.2)	16.3
Amounts included in net periodic benefit cost	8.2	4.8	25.2	14.4
Translation adjustments	(75.6)	41.2	3.2	(86.6)
Benefit (provision) for deferred income taxes on components of other comprehensive income	(9.5)	3.4	(7.3)	(11.6)

Total other comprehensive income (loss)	(64.7)	36.2	15.4	(67.4)
Comprehensive income (loss)	114.2	167.5	943.3	740.9

Comprehensive (income) loss attributable to noncontrolling interests:
Net earnings	(0.1)	(0.9)	(2.1)	(2.6)
Translation adjustments	—	(0.9)	(0.8)	0.8
	(0.1)	(1.8)	(2.9)	(1.8)
Comprehensive income (loss) attributable to The Estée Lauder Companies Inc.	$114.1	$165.7	$940.4	$739.1

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED BALANCE SHEETS

	March 31	June 30
	2013	2012
	(Unaudited)
	($ in millions)
ASSETS
Current Assets
Cash and cash equivalents	$1,438.6	$1,347.7
Accounts receivable, net	1,361.9	1,060.3
Inventory and promotional merchandise, net	989.3	983.6
Prepaid expenses and other current assets	496.4	463.5
Total current assets	4,286.2	3,855.1

Property, Plant and Equipment, net	1,296.0	1,231.8

Other Assets
Goodwill	890.3	882.6
Other intangible assets, net	181.2	190.1
Other assets	441.4	433.4
Total other assets	1,512.9	1,506.1
Total assets	$7,095.1	$6,593.0

LIABILITIES AND EQUITY
Current Liabilities
Current debt	$20.0	$219.0
Accounts payable	388.2	493.8
Accrued income taxes	168.8	97.2
Other accrued liabilities	1,338.9	1,315.8
Total current liabilities	1,915.9	2,125.8

Noncurrent Liabilities
Long-term debt	1,329.2	1,069.1
Accrued income taxes	88.2	106.3
Other noncurrent liabilities	555.0	544.3
Total noncurrent liabilities	1,972.4	1,719.7

Contingencies (Note 8)

Equity
Common stock, $.01 par value; Class A shares authorized: 1,300,000,000 at March 31, 2013 and 650,000,000 at June 30, 2012; shares issued: 407,323,946 at March 31, 2013 and 399,491,292 at June 30, 2012; Class B shares authorized: 304,000,000 shares at March 31, 2013 and 240,000,000 at June 30, 2012; shares issued and outstanding: 148,978,082 at March 31, 2013 and 151,778,082 at June 30, 2012	5.6	5.5
Paid-in capital	2,237.2	2,006.1
Retained earnings	5,340.3	4,764.9
Accumulated other comprehensive income (loss)	(198.3)	(212.9)
	7,384.8	6,563.6
Less: Treasury stock, at cost; 168,603,624 Class A shares at March 31, 2013 and 162,371,840 Class A shares at June 30, 2012	(4,191.0)	(3,830.4)
Total stockholders’ equity — The Estée Lauder Companies Inc.	3,193.8	2,733.2
Noncontrolling interests	13.0	14.3
Total equity	3,206.8	2,747.5
Total liabilities and equity	$7,095.1	$6,593.0

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31
	2013	2012
	(In millions)
Cash Flows from Operating Activities
Net earnings	$927.9	$808.3
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	247.2	215.4
Deferred income taxes	(43.3)	(28.7)
Non-cash stock-based compensation	118.4	101.0
Excess tax benefits from stock-based compensation arrangements	(47.7)	(48.2)
Loss on disposal of property, plant and equipment	9.7	7.4
Impairment of other intangible assets	—	6.7
Non-cash charges associated with restructuring activities	1.6	1.3
Pension and post-retirement benefit expense	61.3	52.2
Pension and post-retirement benefit contributions	(20.6)	(57.1)
Other non-cash items	(23.1)	—
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(297.0)	(397.0)
Decrease (increase) in inventory and promotional merchandise, net	(4.2)	66.0
Increase in other assets, net	(24.0)	(100.8)
Decrease in accounts payable	(104.1)	(26.9)
Increase in accrued income taxes	124.3	201.9
Increase in other liabilities	7.8	68.2
Net cash flows provided by operating activities	934.2	869.7

Cash Flows from Investing Activities
Capital expenditures	(305.5)	(271.9)
Acquisition of businesses and other intangible assets, net of cash acquired	(8.7)	(7.6)
Proceeds from disposition of long-term investments	6.3	—
Purchases of long-term investments	(2.9)	—
Net cash flows used for investing activities	(310.8)	(279.5)

Cash Flows from Financing Activities
Borrowings (repayments) of current debt, net	(198.7)	121.9
Proceeds from issuance of long-term debt, net	498.7	—
Debt issuance costs	(4.1)	(1.1)
Repayments and redemptions of long-term debt	(238.2)	(127.6)
Net proceeds from stock-based compensation transactions	71.3	71.9
Excess tax benefits from stock-based compensation arrangements	47.7	48.2
Payments to acquire treasury stock	(363.2)	(550.0)
Dividends paid to stockholders	(349.3)	(204.0)
Payments to noncontrolling interest holders for dividends	(0.7)	—
Net cash flows used for financing activities	(536.5)	(640.7)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	4.0	(9.7)

Net Increase (Decrease) in Cash and Cash Equivalents	90.9	(60.2)
Cash and Cash Equivalents at Beginning of Period	1,347.7	1,253.0
Cash and Cash Equivalents at End of Period	$1,438.6	$1,192.8

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

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at period-end rates of exchange, while revenue and expenses are translated at weighted-average rates of exchange for the period.  Unrealized translation gains or losses are reported as cumulative translation adjustments through other comprehensive income (loss) (“OCI”).  Such adjustments attributable to The Estée Lauder Companies Inc. amounted to $(75.6) million and $40.3 million of unrealized translation gains (losses), net of tax, during the three months ended March 31, 2013 and 2012, respectively, and $2.4 million and $(85.8) million of unrealized translation gains (losses), net of tax, during the nine months ended March 31, 2013 and 2012, respectively.  For the Company’s Venezuelan subsidiary operating in a highly inflationary economy, the U.S. dollar is the functional currency.  Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings.

The accompanying consolidated statements of earnings include net exchange gains (losses) on foreign currency transactions of $0.4 million and $(0.8) million during the three months ended March 31, 2013 and 2012, respectively, and $1.8 million and $(3.9) million during the nine months ended March 31, 2013 and 2012, respectively.

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions totaling $31.7 million and $31.1 million as of March 31, 2013 and June 30, 2012, respectively.

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

The Company’s largest customer sells products primarily within the United States and accounted for $253.0 million, or 11%, and $265.1 million, or 12%, of the Company’s consolidated net sales for the three months ended March 31, 2013 and 2012, respectively, and $859.2 million, or 11%, and $840.1 million, or 11%, of the Company’s consolidated net sales for the nine months ended March 31, 2013 and 2012, respectively.  This customer accounted for $194.4 million, or 14%, and $110.2 million, or 10%, of the Company’s accounts receivable at March 31, 2013 and June 30, 2012, respectively.

Inventory and Promotional Merchandise

	March 31	June 30
(In millions)	2013	2012
Inventory and promotional merchandise, net consists of:
Raw materials	$229.8	$220.7
Work in process	98.5	98.0
Finished goods	515.0	473.9
Promotional merchandise	146.0	191.0
	$989.3	$983.6

Property, Plant and Equipment

	March 31	June 30
(In millions)	2013	2012
Assets (Useful Life)
Land	$14.7	$14.6
Buildings and improvements (10 to 40 years)	193.3	188.8
Machinery and equipment (3 to 10 years)	634.4	620.9
Computer hardware and software (4 to 10 years)	930.7	850.4
Furniture and fixtures (5 to 10 years)	70.0	66.4
Leasehold improvements	1,318.2	1,227.3
	3,161.3	2,968.4
Less accumulated depreciation and amortization	1,865.3	1,736.6
	$1,296.0	$1,231.8

The cost of assets related to projects in progress of $191.8 million and $231.6 million as of March 31, 2013 and June 30, 2012, respectively, is included in their respective asset categories above.  Depreciation and amortization of property, plant and equipment was $88.6 million and $72.3 million during the three months ended March 31, 2013 and 2012, respectively, and $241.8 million and $208.7 million during the nine months ended March 31, 2013 and 2012, respectively.  Depreciation and amortization related to the Company’s manufacturing process is included in Cost of sales and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The effective rate for income taxes was 23.0% and 33.4% for the three months ended March 31, 2013 and 2012, respectively.  The decrease in the effective income tax rate was primarily attributable to the reversal of income tax reserves, the reversal of a deferred tax asset valuation allowance on certain net operating loss carryforwards, and the retroactive reinstatement of the U.S. Federal research and development tax credit signed into law on January 2, 2013.

The effective income tax rate was 30.9% and 32.7% for the nine months ended March 31, 2013 and 2012, respectively.  The decrease in the effective income tax rate was primarily attributable to the reversal of income tax reserves.

As of March 31, 2013 and June 30, 2012, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $66.9 million and $78.5 million, respectively.  The total amount of unrecognized tax benefits at March 31, 2013 that, if recognized, would affect the effective tax rate was $48.9 million.  During the three and nine months ended March 31, 2013, the Company recognized a gross interest and penalty benefit in the consolidated statement of earnings of $3.1 million and $5.3 million, respectively.  The total gross accrued interest and penalties in the accompanying consolidated balance sheets at March 31, 2013 and June 30, 2012 was $21.9 million and $28.6 million, respectively.  On the basis of the information available as of March 31, 2013, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in a range of $5 million to $10 million within 12 months as a result of projected resolutions of global tax examinations and controversies and a potential lapse of the applicable statutes of limitations.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards

In March 2013, the FASB issued authoritative guidance to resolve the diversity in practice concerning the release of the cumulative translation adjustment (“CTA”) into net income (i) when a parent sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity, and (ii) in connection with a step acquisition of a foreign entity.  This amended guidance requires that CTA be released in net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, and that a pro rata portion of the CTA be released into net income upon a partial sale of an equity method investment in a foreign entity only.  In addition, the amended guidance clarifies the definition of a sale of an investment in a foreign entity to include both, events that result in the loss of a controlling financial interest in a foreign entity and events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately prior to the date of acquisition.  The CTA should be released into net income upon the occurrence of such events.  This guidance becomes effective prospectively for the Company’s fiscal 2015 first quarter with early adoption permitted.  The Company will apply this new guidance when it becomes effective, and the adoption of this guidance is not expected to have a significant impact on its consolidated financial statements.

In February 2013, the FASB issued authoritative guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligations within the scope of this guidance is fixed at the reporting date.  It does not apply to certain obligations that are addressed within existing guidance in U.S. GAAP.  This guidance requires an entity to measure in-scope obligations with joint and several liability (e.g., debt arrangements, other contractual obligations, settled litigations, judicial rulings) as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount it expects to pay on behalf of its co-obligors.  In addition, an entity is required to disclose the nature and amount of the obligation.  This guidance should be applied retrospectively to all prior periods for those obligations resulting from joint and several liability arrangements within the scope of this guidance that exist at the beginning of the Company’s fiscal 2015 first quarter, with early adoption permitted.  The Company will apply this guidance when it becomes effective, and the adoption of this guidance is not expected to have a significant impact on its consolidated financial statements.

In February 2013, the FASB issued authoritative guidance requiring an entity to present, in a single location either parenthetically on the face of the financial statements or in a separate note, significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification.  An entity is not permitted to provide this information parenthetically on the face of the income statement if it has items that are not required to be reclassified in their entirety to net income.  Instead of disclosing the income statement line affected, a cross reference to other disclosures that provide additional details on these items is required.  This guidance becomes effective prospectively for the Company’s fiscal 2014 first quarter, with early adoption permitted.  The Company will apply this new guidance when it becomes effective, and the adoption of this guidance is not expected to have a significant impact on its consolidated financial statements.

In July 2012, the FASB amended its authoritative guidance related to testing indefinite-lived intangible assets for impairment.  Under the revised guidance, entities testing their indefinite-lived intangible assets for impairment have the option of performing a qualitative assessment before performing further impairment testing.  If entities determine, on the basis of qualitative factors, that it is more-likely-than-not that the asset is impaired, a quantitative test is required.  The guidance becomes effective in the beginning of the Company’s fiscal 2014, with early adoption permitted.  The Company will apply this new guidance when it becomes effective, and the adoption of this guidance is not expected to have a significant impact on its consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2011, the FASB issued authoritative guidance that creates new disclosure requirements about the nature of an entity’s rights of offset and related arrangements associated with its financial instruments and derivative instruments.  This revised guidance helps reconcile differences in the offsetting requirements under U.S. GAAP and International Financial Reporting Standards (“IFRS”).  These requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement.  In January 2013, the FASB issued an update that limits the scope of these disclosures to recognized derivative instruments, repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions to the extent they are offset in the balance sheet or subject to an enforceable master netting arrangement or similar agreement.  This disclosure-only guidance becomes effective for the Company’s fiscal 2014 first quarter, with retrospective application required.  The Company currently does not hold any financial or derivative instruments within the scope of this guidance that are offset in its consolidated balance sheets or are subject to an enforceable master netting arrangement.  The adoption of this guidance is not expected to have an impact on the Company’s results of operations, financial position or cash flows, but may require certain additional disclosures if the Company enters into additional arrangements that fall under the scope of this guidance.

Out-of-period Adjustments

During the nine months ended March 31, 2013, the Company identified and recorded out-of-period adjustments related to the fiscal years ended June 30, 2008 through June 30, 2012.

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

The impact of these adjustments for the nine months ended March 31, 2013 is an increase in earnings before taxes of $7.7 million, an increase in net earnings of $1.7 million and no change in diluted net earnings per common share.

Individually and in the aggregate, these out-of-period adjustments did not have a material impact on the Company’s consolidated financial statements for the nine months ended March 31, 2013, and the related items were not material to any previously issued consolidated financial statements.

NOTE 2 — GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total

Balance as of June 30, 2012
Goodwill	$68.1	$421.1	$54.8	$403.4	$947.4
Accumulated impairments	(23.6)	—	—	(41.2)	(64.8)
	44.5	421.1	54.8	362.2	882.6

Goodwill acquired during the period	—	7.0	—	—	7.0
Translation and other adjustments	0.3	0.1	—	0.3	0.7
	0.3	7.1	—	0.3	7.7

Balance as of March 31, 2013
Goodwill	68.6	428.2	54.8	403.7	955.3
Accumulated impairments	(23.8)	—	—	(41.2)	(65.0)
	$44.8	$428.2	$54.8	$362.5	$890.3

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other intangible assets consist of the following:

	March 31, 2013			June 30, 2012
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value

Amortizable intangible assets:
Customer lists and other	$271.4	$204.0	$67.4	$268.4	$191.9	$76.5
License agreements	43.0	43.0	—	43.0	43.0	—
	$314.4	$247.0	67.4	$311.4	$234.9	76.5
Non-amortizable intangible assets:
Trademarks and other			113.8			113.6
Total intangible assets			$181.2			$190.1

The aggregate amortization expense related to amortizable intangible assets was $3.2 million and $3.5 million for the three months ended March 31, 2013 and 2012, respectively, and $9.4 million and $10.4 million for the nine months ended March 31, 2013 and 2012, respectively.  The estimated aggregate amortization expense for the remainder of fiscal 2013 and for each of fiscal 2014 to 2017 is $3.1 million, $12.3 million, $12.1 million, $12.0 million and $9.9 million, respectively.

NOTE 3 — RETURNS AND CHARGES ASSOCIATED WITH RESTRUCTURING ACTIVITIES

In an effort to drive down costs and achieve synergies within the organization, in February 2009, the Company announced the implementation of a multi-faceted cost savings program (the “Program”) to position the Company to achieve long-term profitable growth.  The Company anticipated the Program would result in total cumulative restructuring charges and other costs to implement those initiatives of between $350 million and $450 million before taxes.  During the second quarter of fiscal 2013, the Company closed the Program.  The Company concluded the approval of all initiatives under the Program and anticipates commencing the execution of those initiatives through fiscal 2014.  As a result of the closure of the Program and evaluation of the initiatives that have been implemented, as of March 31, 2013, the Company anticipates total cumulative restructuring charges and other costs to implement those initiatives to total between $325 million and $350 million and that such charges will be substantially recorded through fiscal 2013.  The Company will continue to monitor the progress of these initiatives and revise estimates as appropriate.

The following is a reconciliation of cumulative approved charges under the Program as compared with the revised estimated charges related to initiatives under the Program and total cumulative charges incurred through March 31, 2013:

	Restructuring Charges							Total
(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations and Other Exit Costs	Total Restructuring	Returns	Inventory Write-offs	Other Charges	Restructuring Charges and Other Costs to Implement

Approved charges from inception through December 31, 2012	$205.5	$23.5	$43.5	$272.5	$43.0	$20.0	$50.0	$385.5
Adjustments of estimated costs over (under)	(32.0)	(2.0)	(2.0)	(36.0)	(10.0)	5.0	(13.0)	(54.0)
Revised estimated charges as of March 31, 2013	$173.5	$21.5	$41.5	$236.5	$33.0	$25.0	$37.0	$331.5
Cumulative charges incurred through March 31, 2013	$172.1	$19.7	$33.6	$225.4	$30.6	$23.2	$36.7	$315.9

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Program focused on a redesign of the Company’s organizational structure in order to integrate it in a more cohesive way and operate more globally across brands and functions.  The principal aspect of the Program was the reduction of the workforce by approximately 2,000 employees.  Specific actions taken since Program inception included:

•                  Resize and Reorganize the Organization — The Company continued the realignment and optimization of its organization to better leverage scale, improve productivity, reduce complexity and achieve cost savings in each region and across various functions.  This included reduction of the workforce which occurred through the consolidation of certain functions, which it achieved through a combination of normal attrition and job eliminations, and the closure and consolidation of certain distribution and office facilities.  As of March 31, 2013, the Company identified approximately $10 million of previously-approved restructuring costs that will not be incurred related to these activities, primarily as a result of certain employees relocating to other available positions within the Company.

•                  Turnaround or Exit Unprofitable Operations — To improve the profitability in certain of the Company’s brands and regions, the Company has selectively exited certain channels of distribution, categories and markets, and has made changes to turn around others.  This included the exit from the global wholesale distribution of its Prescriptives brand, the reformulation of Ojon brand products and the exit from the global distribution of Sean John products.  In connection with these activities, the Company incurred charges for product returns, inventory write-offs, reduction of workforce and termination of contracts.  As of March 31, 2013, the Company identified approximately $21 million of previously-approved returns and other costs related to these activities that will not be incurred, primarily as a result of better-than-expected sales of products prior to the exit of the operations, as well as lower employee-related and store closure costs than originally estimated.

•                  Outsourcing — In order to balance the growing need for information technology support with the Company’s efforts to provide the most efficient and cost effective solutions, it continued the outsourcing of certain information technology processes.  The Company incurred costs to transition services to outsource providers and employee-related termination costs.  As of March 31, 2013, the Company identified approximately $23 million of previously-approved outsourcing initiatives for information technology services stemming from the decision not to implement certain aspects of these initiatives, as well as lower costs than originally anticipated to transition services on initiatives that were implemented.

Restructuring Charges

The following table presents restructuring charges related to the Program as follows:

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2013	2012	2013	2012

Employee-related costs	$(3.4)	$19.1	$10.2	$23.4
Asset write-offs	0.3	0.4	0.4	0.9
Contract terminations	0.3	7.1	0.3	8.4
Other exit costs	0.8	0.7	0.7	1.5
Total restructuring charges	$(2.0)	$27.3	$11.6	$34.2

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents aggregate restructuring charges related to the Program to date:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Fiscal 2009	$60.9	$4.2	$3.4	$1.8	$70.3
Fiscal 2010	29.3	11.0	2.3	6.2	48.8
Fiscal 2011	34.6	2.4	3.0	1.1	41.1
Fiscal 2012	37.1	1.7	12.6	2.2	53.6
Nine months ended March 31, 2013	10.2	0.4	0.3	0.7	11.6
Charges recorded through March 31, 2013	$172.1	$19.7	$21.6	$12.0	$225.4

The following table presents accrued restructuring charges and the related activities under the Program to date:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Charges	$60.9	$4.2	$3.4	$1.8	$70.3
Cash payments	(7.5)	—	(0.5)	(1.6)	(9.6)
Non-cash write-offs	—	(4.2)	—	—	(4.2)
Translation adjustments	0.6	—	—	—	0.6
Other adjustments	(2.4)	—	—	—	(2.4)
Balance at June 30, 2009	51.6	—	2.9	0.2	54.7

Charges	29.3	11.0	2.3	6.2	48.8
Cash payments	(49.5)	—	(5.1)	(6.0)	(60.6)
Non-cash write-offs	—	(11.0)	—	—	(11.0)
Translation adjustments	(0.8)	—	—	—	(0.8)
Balance at June 30, 2010	30.6	—	0.1	0.4	31.1

Charges	34.6	2.4	3.0	1.1	41.1
Cash payments	(30.6)	—	(2.4)	(1.4)	(34.4)
Non-cash write-offs	—	(2.4)	—	—	(2.4)
Translation adjustments	1.2	—	(0.1)	0.1	1.2
Balance at June 30, 2011	35.8	—	0.6	0.2	36.6

Charges	37.1	1.7	12.6	2.2	53.6
Cash payments	(23.6)	—	(12.4)	(2.0)	(38.0)
Non-cash write-offs	—	(1.7)	—	—	(1.7)
Translation adjustments	(1.4)	—	—	0.1	(1.3)
Balance at June 30, 2012	47.9	—	0.8	0.5	49.2

Charges	10.2	0.4	0.3	0.7	11.6
Cash payments	(20.4)	—	(0.9)	(1.0)	(22.3)
Non-cash write-offs	—	(0.4)	—	—	(0.4)
Translation adjustments	(0.2)	—	—	0.1	(0.1)
Balance at March 31, 2013	$37.5	$—	$0.2	$0.3	$38.0

Accrued restructuring charges at March 31, 2013 are expected to result in cash expenditures funded from cash provided by operations of approximately $16 million, $17 million and $5 million for the remainder of fiscal 2013 and in fiscal 2014 and 2015, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total Returns and Other Charges Associated with Restructuring Activities

The following table presents total returns and charges associated with restructuring and other activities related to the Program:

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2013	2012	2013	2012

Sales returns (included in Net Sales)	$—	$—	$0.1	$(0.6)
Cost of sales	—	0.4	1.2	0.4
Restructuring charges	(2.0)	27.3	11.6	34.2
Other charges	0.3	1.1	0.4	5.0
Total charges associated with restructuring activities	$(1.7)	$28.8	$13.3	$39.0

During the nine months ended March 31, 2013 and 2012, the Company recorded adjustments to reflect revised estimates of then-anticipated sales returns associated with prior initiatives.  During the three and nine months ended March 31, 2013 and 2012, the Company recorded inventory write-offs associated with exiting unprofitable operations.  Other charges in connection with the implementation of the Program primarily relate to consulting and other professional services.

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

During the second quarter of fiscal 2013, the Company increased the limit of its commercial paper program from $750.0 million to $1.0 billion.  During the first quarter of fiscal 2013, the Company had repaid, using cash on hand, $200.0 million of commercial paper that was outstanding at June 30, 2012.

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

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
(In millions)	Balance Sheet Location	Fair Value (1)		Balance Sheet Location	Fair Value (1)
		March 31 2013	June 30 2012		March 31 2013	June 30 2012
Derivatives Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$16.9	$16.1	Other accrued liabilities	$13.4	$4.9

Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	4.1	1.6	Other accrued liabilities	2.1	1.3

Total Derivatives		$21.0	$17.7		$15.5	$6.2

(1) See Note 6 — Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are presented as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (1)
	Three Months Ended			Three Months Ended
	March 31			March 31
(In millions)	2013	2012		2013	2012
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts(2)	$13.5	$(12.3)	Cost of sales	$(0.9)	$0.2
			Selling, general and administrative	2.4	1.0
Total derivatives	$13.5	$(12.3)		$1.5	$1.2

(1)             The amount of gain (loss) recognized in earnings related to the amount excluded from effectiveness testing was $1.1 million and $(0.9) million for the three months ended March 31, 2013 and 2012, respectively.  The amount of gain (loss) recognized in earnings related to the ineffective portion of the hedging relationships for the three months ended March 31, 2013 was de minimis.  There was no gain (loss) recognized in earnings related to the ineffective portion of the hedging relationships for the three months ended March 31, 2012.

(2)             The benefit (provision) for deferred income taxes on the amount of gain (loss) recognized in OCI was $(4.9) million and $4.3 million for the three months ended March 31, 2013 and 2012, respectively.  The (benefit) provision for deferred income taxes on the amount of gain (loss) reclassified from accumulated OCI into earnings was $0.6 million and $0.4 million for the three months ended March 31, 2013 and 2012, respectively.

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (1)
	Nine Months Ended			Nine Months Ended
	March 31			March 31
(In millions)	2013	2012		2013	2012
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts(2)	$(0.2)	$22.0	Cost of sales	$(1.3)	$2.6
			Selling, general and administrative	7.0	2.9
Total derivatives	$(0.2)	$22.0		$5.7	$5.5

(1)             The amount of gain (loss) recognized in earnings related to the amount excluded from effectiveness testing was $1.5 million and $(3.0) million for the nine months ended March 31, 2013 and 2012, respectively.  There was a $0.2 million net loss recognized in earnings related to the ineffective portion of the hedging relationships for the nine months ended March 31, 2013.  There was no gain (loss) recognized in earnings related to the ineffective portion of the hedging relationships for the nine months ended March 31, 2012.

(2)             The benefit (provision) for deferred income taxes on the amount of gain (loss) recognized in OCI was de minimis and $(7.9) million for the nine months ended March 31, 2013 and 2012, respectively.  The (benefit) provision for deferred income taxes on the amount of gain (loss) reclassified from accumulated OCI into earnings was $2.1 million and $1.9 million for the nine months ended March 31, 2013 and 2012, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

(In millions)	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended March 31		Nine Months Ended March 31
		2013	2012	2013	2012
Derivatives Not Designated as Hedging Instruments:

Foreign currency forward contracts	Selling, general and administrative	$2.0	$1.6	$1.8	$(0.4)

Foreign Currency Cash-Flow Hedges

The Company enters into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that the Company receives from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  The Company may also enter into foreign currency option contracts to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as foreign currency cash-flow hedges and have varying maturities through the end of December 2014.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology.

The ineffective portion of both foreign currency forward and option contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in OCI are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in accumulated OCI are reclassified to current-period earnings.  As of March 31, 2013, the Company’s foreign currency cash-flow hedges were highly effective in all material respects.  The estimated net gain as of March 31, 2013 that is expected to be reclassified from accumulated OCI into earnings, net of tax, within the next twelve months is $4.0 million.  The accumulated gain on derivative instruments in accumulated OCI was $9.4 million and $15.3 million as of March 31, 2013 and June 30, 2012, respectively.

At March 31, 2013, the Company had foreign currency forward contracts in the amount of $1,650.9 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the British pound ($417.2 million), Euro ($244.6 million), Canadian dollar ($210.0 million), Swiss franc ($121.6 million), Australian dollar ($116.1 million), Thailand baht ($77.0 million) and South Korean won ($68.7 million).

Credit Risk

As a matter of policy, the Company only enters into derivative contracts with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $21.0 million at March 31, 2013.  To manage this risk, the Company has established strict counterparty credit guidelines that are continually monitored.  Accordingly, management believes risk of loss under these hedging contracts is remote.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain of the Company’s derivative financial instruments contain credit-risk-related contingent features.  At March 31, 2013, the Company was in a net asset position for certain derivative contracts that contain such features with two counterparties.  The fair value of those contracts as of March 31, 2013 was approximately $2.5 million.  As of March 31, 2013, the Company was in compliance with such credit-risk-related contingent features.

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

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013:

(In millions)	Level 1	Level 2	Level 3	Total

Assets:
Foreign currency forward contracts	$—	$21.0	$—	$21.0
Available-for-sale securities	6.5	—	—	6.5
Total	$6.5	$21.0	$—	$27.5

Liabilities:
Foreign currency forward contracts	$—	$15.5	$—	$15.5

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

Note receivable — During the second quarter of fiscal 2013, the Company amended the agreement related to the August 2007 sale of Rodan + Fields (a brand then owned by the Company) to receive a fixed amount in lieu of future contingent consideration and other rights.  The fair value of the receivable under the amended agreement was determined by discounting the future cash flows using an implied market rate of 6.7%.  This implied market rate reflects the Company’s estimate of interest rates prevailing in the market for notes with comparable remaining maturities, the creditworthiness of the counterparty, and an assessment of the ultimate collectability of the instrument.  The implied market rate is deemed to be an unobservable input and as such the Company’s note receivable is classified within Level 3 of the valuation hierarchy.  An increase or decrease in the risk premium of 100 basis points would not result in a significant change to the fair value of the receivable.  See Note 8 — Contingencies for further discussion on the amended agreement.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	March 31 2013		June 30 2012
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Nonderivatives
Cash and cash equivalents	$1,438.6	$1,438.6	$1,347.7	$1,347.7
Available-for-sale securities	6.5	6.5	5.9	5.9
Note receivable	16.8	16.9	—	—
Current and long-term debt	1,349.2	1,469.0	1,288.1	1,478.9

Derivatives
Foreign currency forward contracts — asset (liability)	5.5	5.5	11.5	11.5

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

The components of net periodic benefit cost for the three months ended March 31, 2013 and 2012 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement
(In millions)	2013	2012	2013	2012	2013	2012

Service cost	$8.5	$6.9	$6.0	$5.7	$0.9	$0.9
Interest cost	6.6	7.5	4.5	4.8	2.0	2.1
Expected return on plan assets	(11.3)	(9.7)	(4.8)	(5.3)	(0.4)	(0.3)
Amortization of (1):
Prior service cost	0.2	0.1	0.7	1.0	0.2	—
Actuarial loss	3.7	2.0	2.3	1.2	1.1	0.5
Net periodic benefit cost	$7.7	$6.8	$8.7	$7.4	$3.8	$3.2

(1) The benefit (provision) for deferred income taxes on the amount of net periodic benefit cost amortized from accumulated OCI related to the Company’s pension and post-retirement plans was $5.0 million and $1.2 million for the three months ended March 31, 2013 and 2012, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic benefit cost for the nine months ended March 31, 2013 and 2012 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement
(In millions)	2013	2012	2013	2012	2013	2012

Service cost	$25.4	$20.7	$18.0	$17.3	$3.2	$2.8
Interest cost	20.0	22.3	13.5	14.5	5.8	6.3
Expected return on plan assets	(33.9)	(29.1)	(14.5)	(16.1)	(1.4)	(0.9)
Amortization of (1):
Prior service cost	0.5	0.5	2.1	2.9	0.6	—
Actuarial loss	10.9	6.0	7.0	3.7	3.3	1.3
Settlements and curtailments	—	—	0.8	—	—	—
Net periodic benefit cost	$22.9	$20.4	$26.9	$22.3	$11.5	$9.5

(1) The benefit (provision) for deferred income taxes on the amount of net periodic benefit cost amortized from accumulated OCI related to the Company’s pension and post-retirement plans was $9.3 million and $5.7 million for the nine months ended March 31, 2013 and 2012, respectively.

During the nine months ended March 31, 2013, the Company made contributions to its international pension plans totaling approximately $10.6 million.

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

During the fiscal 2007 fourth quarter, the former owner of the Darphin brand initiated litigation in the Paris Commercial Court against the Company and one of its subsidiaries seeking to recover €60.0 million ($77.4 million at the exchange rate at March 31, 2013) that he claims he was owed as additional consideration for the sale of Darphin to the Company in April 2003.  On December 23, 2011, the Paris Commercial Court issued its judgment, awarding the former owner €22.9 million ($29.6 million at the exchange rate at March 31, 2013) plus interest from 2007.  The Company has filed its appeal with the Paris Court of Appeal and oral arguments for the appeal are scheduled for December 2013.  In accordance with the judgment, in January 2012, the Company paid €25.3 million ($32.7 million at the exchange rate at March 31, 2013) to the former owner and received from him a bank guarantee to assure repayment to the Company of such sum (or any part thereof) in the event that the judgment is reversed by the Paris Court of Appeal.  Based upon its assessment of the case, as well as the advice of external counsel, the Company is maintaining the amount it previously accrued as an amount that it believes will ultimately be paid based on the probable outcome of the appeal.  Such amount is less than the Paris Commercial Court’s award.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Income

During the fiscal 2013 second quarter, the Company amended the agreement related to the August 2007 sale of Rodan + Fields (a brand then owned by the Company) to receive a fixed amount in lieu of future contingent consideration and other rights.  Prior to this amendment, the Company earned and recognized $1.8 million during the three months ended September 30, 2012 as contingent consideration in accordance with the original terms of the agreement, of which $0.7 million was received.  The remaining $1.1 million of unpaid consideration was included under the amended agreement, whereas the Company is to receive a principal amount of $22.8 million.  As of March 31, 2013, the Company received $6.0 million of the principal amount.  The remaining $16.8 million principal amount is due in payments of $8.4 million on March 31, 2014 and March 31, 2015 and are included in Prepaid expenses and other current assets and Other assets, respectively, in the accompanying consolidated balance sheet as of March 31, 2013.

As a result of the original and amended terms of this agreement, the Company recognized $23.1 million as other income in the consolidated statement of earnings during the nine months ended March 31, 2013.

In November 2011, the Company settled a commercial dispute with third parties that was outside its normal operations.  In connection therewith, the Company received a $10.5 million cash payment, which has been classified as other income in its consolidated statement of earnings for the nine months ended March 31, 2012.

NOTE 9 — STOCK-BASED COMPENSATION

The Company has various stock-based compensation programs (the “Plans”) under which awards, including stock options, performance share units (“PSU”), restricted stock units (“RSU”), market share units (“MSU”), performance share units based on total stockholder return, and share units, may be granted.  As of March 31, 2013, approximately 18,283,200 shares of the Company’s Class A Common Stock were reserved and available to be granted pursuant to these Plans.

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of stock options, PSUs, RSUs, MSUs, performance share units based on total stockholder return, and share units.  Compensation expense attributable to net stock-based compensation is as follows:

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2013	2012	2013	2012

Compensation expense	$29.6	$24.4	$118.4	$101.0
Income tax benefit	9.7	8.1	38.6	33.3

As of March 31, 2013, the total unrecognized compensation cost related to unvested stock-based awards was $132.4 million and the related weighted-average period over which it is expected to be recognized is approximately 1.9 years.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

The following is a summary of the Company’s stock option programs as of March 31, 2013 and changes during the nine months then ended:

(Shares in thousands)	Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1) (in millions)	Weighted- Average Contractual Life Remaining in Years

Outstanding at June 30, 2012	15,810.8	$28.86
Granted at fair value	3,242.1	59.75
Exercised	(3,138.1)	22.72
Expired	(17.7)	24.70
Forfeited	(121.4)	41.47
Outstanding at March 31, 2013	15,775.7	36.33	$437.0	7.2

Vested and expected to vest at March 31, 2013	13,388.3	39.27	$331.6	6.3

Exercisable at March 31, 2013	8,854.7	26.30	$334.0	6.2

(1) The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The following is a summary of the per-share weighted-average grant date fair value of stock options granted and total intrinsic value of stock options exercised:

	Three Months Ended March 31		Nine Months Ended March 31
(In millions, except per share data)	2013	2012	2013	2012
Per-share weighted-average grant date fair value of stock options granted	$19.94	$19.42	$20.30	$17.41

Intrinsic value of stock options exercised	$53.8	$52.6	$119.1	$118.4

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31		Nine Months Ended March 31
	2013	2012	2013	2012
Weighted-average expected stock-price volatility	34%	34%	34%	35%
Weighted-average expected option life	7 years	7 years	8 years	8 years
Average risk-free interest rate	1.3%	1.4%	1.2%	1.7%
Average dividend yield	1.2%	1.0%	1.0%	1.0%

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Share Units

During the nine months ended March 31, 2013, the Company granted approximately 250,800 PSUs, which will be settled in stock subject to the achievement of the Company’s net sales, diluted net earnings per common share and return on invested capital goals for the three fiscal years ending June 30, 2015, all subject to continued employment or retirement of the grantees.  Certain PSUs granted in fiscal 2013 are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSU.  Other PSUs granted in fiscal 2013 are not accompanied by dividend equivalent rights and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant less the discounted present value of the dividends expected to be paid on the shares during the vesting period.  In September 2012, approximately 495,900 shares of the Company’s Class A Common Stock were issued and related accrued dividends were paid, relative to the target goals set at the time of issuance, in settlement of 330,600 PSUs that vested as of June 30, 2012.

The following is a summary of the status of the Company’s PSUs as of March 31, 2013 and activity during the nine months then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share

Nonvested at June 30, 2012	625.9	$37.31
Granted	250.8	59.08
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2013	876.7	43.54

Restricted Stock Units

The Company granted approximately 1,425,000 RSUs during the nine months ended March 31, 2013 which, at the time of grant, were scheduled to vest as follows: 637,800 on October 31, 2013, 2,900 on January 8, 2014,  336,100 on October 31, 2014, 6,000 on January 8, 2015, 32,600 on June 30, 2015, 4,900 on September 4, 2015, 206,900 on November 2, 2015, 124,300 on November 16, 2015, 8,500 on January 8, 2016, 32,500 on June 30, 2016 and 32,500 on June 30, 2017, all subject to the continued employment or retirement of the grantees.  Certain RSUs granted in fiscal 2013 are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the RSU and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.  Other RSUs granted in fiscal 2013 are not accompanied by dividend equivalent rights and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant less the discounted present value of the dividends expected to be paid on the shares during the vesting period.

The following is a summary of the status of the Company’s RSUs as of March 31, 2013 and activity during the nine months then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share

Nonvested at June 30, 2012	2,392.9	$38.22
Granted	1,425.0	59.02
Vested	(1,510.5)	35.93
Forfeited	(64.8)	47.77
Nonvested at March 31, 2013	2,242.6	52.70

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Share Units Based on Total Stockholder Return

During the nine months ended March 31, 2013, the Company granted PSUs to an executive of the Company with an aggregate target payout of 162,760 shares of the Company’s Class A Common Stock, subject to continued employment through the end of the relative performance periods, which end June 30, 2015, 2016 and 2017.  Such PSUs will be settled based upon the Company’s relative total stockholder return (“TSR”) over the relevant performance period as compared to companies in the S&P 500 on July 1, 2012.  No settlement will occur if the Company’s TSR falls below a minimum threshold, and up to an aggregate of 260,416 shares of the Company’s Class A Common Stock will be issued depending on the extent to which the Company’s TSR equals or exceeds the minimum threshold.  The PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSUs.

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

Market Share Unit

As of March 31, 2013, the Company had one outstanding market share unit with a grant date fair value of $10.6 million that was estimated using a lattice model with a Monte Carlo simulation and the following assumptions: contractual life of 41 months, a weighted-average expected volatility of 29%, a weighted-average risk-free interest rate of 1.6% and a weighted-average dividend yield of 1.0%.  The Company used an expected stock-price volatility assumption that is a combination of both current and historical implied volatilities from options on the underlying stock.  The implied volatilities were obtained from publicly available data sources.  The expected life is equal to the contractual term of the grant.  The average risk-free interest rate is based on the U.S. Treasury strip rates over the contractual term of the grant and the average dividend yield is based on historical experience.

Share Units

The Company grants share units to certain non-employee directors under the Non-Employee Director Share Incentive Plan.  The following is a summary of the status of the Company’s share units as of March 31, 2013 and activity during the nine months then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share

Outstanding at June 30, 2012	73.7	$28.69
Granted	12.1	57.49
Dividend equivalents	1.3	61.31
Converted	—	—
Outstanding at March 31, 2013	87.1	33.17

Cash Units

Certain non-employee directors defer cash compensation in the form of cash payout share units, which are not subject to the Plans.  These share units are classified as liabilities and, as such, their fair value is adjusted to reflect the current market value of the Company’s Class A Common Stock.  The Company recorded $1.0 million and $1.2 million as compensation expense to reflect additional deferrals and the change in the market value for the three months ended March 31, 2013 and 2012, respectively.  The Company recorded $2.5 million and $2.2 million as compensation expense to reflect additional deferrals and the change in the market value for the nine months ended March 31, 2013 and 2012, respectively.

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

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three Months Ended March 31		Nine Months Ended March 31
(In millions, except per share data)	2013	2012	2013	2012
Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$178.8	$130.4	$925.8	$805.7

Denominator:
Weighted-average common shares outstanding — Basic	387.2	388.2	387.5	388.5
Effect of dilutive stock options	5.2	6.4	5.4	6.6
Effect of restricted stock units	1.2	1.4	1.3	1.7
Effect of performance share units based on TSR	—	—	0.1	—
Effect of market share unit	0.4	0.3	0.4	0.2
Weighted-average common shares outstanding — Diluted	394.0	396.3	394.7	397.0

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$0.46	$0.34	$2.39	$2.07
Diluted	0.45	0.33	2.35	2.03

As of March 31, 2013 and 2012, outstanding options to purchase 3.2 million and 0.1 million shares, respectively, of Class A Common Stock were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.  As of March 31, 2013 and 2012, 0.9 million and 1.0 million of PSUs, respectively, have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 9 — Stock-Based Compensation.

NOTE 11 — EQUITY

	Total Stockholders’ Equity — The Estée Lauder Companies Inc.
(In millions)	Common Stock	Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total	Non- controlling Interests	Total Equity

Balance — June 30, 2012	$5.5	$2,006.1	$4,764.9	$(212.9)	$(3,830.4)	$2,733.2	$14.3	$2,747.5
Net earnings	—	—	925.8	—	—	925.8	2.1	927.9
Common stock dividends - cash	—	—	(350.4)	—	—	(350.4)	(4.2)	(354.6)
Other comprehensive income	—	—	—	14.6	—	14.6	0.8	15.4
Acquisition of treasury stock	—	—	—	—	(318.1)	(318.1)	—	(318.1)
Stock-based compensation	0.1	231.1	—	—	(42.5)	188.7	—	188.7
Balance — March 31, 2013	$5.6	$2,237.2	$5,340.3	$(198.3)	$(4,191.0)	$3,193.8	$13.0	$3,206.8

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company transitioned to a quarterly dividend payout schedule for its Class A and Class B Common Stock beginning in the fiscal 2013 third quarter.

The following is a summary of cash dividends declared per share on the Company’s Class A and Class B Common Stock during the nine months ended March 31, 2013:

Date Declared	Record Date	Payable Date	Amount per Share

November 1, 2012	November 30, 2012	December 17, 2012	$.72
February 4, 2013	February 28, 2013	March 15, 2013	$.18

On May 1, 2013, a dividend was declared in the amount of $.18 per share on the Company’s Class A and Class B Common Stock.  The dividend is payable in cash on June 17, 2013 to stockholders of record at the close of business on May 31, 2013.

Common Stock

During the nine months ended March 31, 2013, the Company purchased approximately 6.3 million shares of its Class A Common Stock for $363.2 million.

On November 1, 2012, the Company’s Board of Directors authorized the repurchase of up to another 40.0 million shares of Class A Common Stock.

On November 9, 2012, the Company amended its Certificate of Incorporation to increase the number of authorized shares to 1,300.0 million shares of Class A Common Stock and 304.0 million shares of Class B Common Stock.

During the nine months ended March 31, 2013, 2.8 million shares of the Company’s Class B Common Stock were converted into the Company’s Class A Common Stock.

NOTE 12 — STATEMENT OF CASH FLOWS

Supplemental cash flow information for the nine months ended March 31, 2013 and 2012 is as follows:

(In millions)	2013	2012

Cash:
Cash paid during the period for interest	$60.9	$42.1
Cash paid during the period for income taxes	$340.0	$225.6

Non-cash investing and financing activities:
Incremental tax benefit from the exercise of stock options	$(7.8)	$(7.8)
Capital lease obligations incurred	$4.6	$2.9
Accrued dividend distribution to noncontrolling interest	$(3.5)	$—
Note receivable	$(16.8)	$—

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2013	2012	2013	2012
PRODUCT CATEGORY DATA
Net Sales:
Skin Care	$1,015.0	$1,019.0	$3,408.4	$3,257.8
Makeup	919.2	877.0	2,928.9	2,789.4
Fragrance	233.2	231.3	1,039.6	1,029.2
Hair Care	116.2	110.1	362.0	335.3
Other	8.2	10.8	35.5	50.1
	2,291.8	2,248.2	7,774.4	7,461.8
Returns associated with restructuring activities	—	—	(0.1)	0.6
Net Sales	$2,291.8	$2,248.2	$7,774.3	$7,462.4

Operating Income (Loss) before total charges associated with restructuring activities:
Skin Care	$134.4	$156.3	$750.1	$692.2
Makeup	107.3	90.2	495.1	458.3
Fragrance	(0.2)	(8.5)	130.5	113.0
Hair Care	5.1	7.4	25.9	25.0
Other	(3.2)	(5.1)	(8.1)	(11.0)
	243.4	240.3	1,393.5	1,277.5
Reconciliation:
Total charges associated with restructuring activities	1.7	(28.8)	(13.3)	(39.0)
Interest expense, net	(12.6)	(14.5)	(41.8)	(47.1)
Interest expense on debt extinguishment	—	—	(19.1)	—
Other income	—	—	23.1	10.5
Earnings before income taxes	$232.5	$197.0	$1,342.4	$1,201.9

GEOGRAPHIC DATA
Net Sales:
The Americas	$988.1	$974.3	$3,310.4	$3,151.0
Europe, the Middle East & Africa	847.9	823.6	2,778.1	2,728.1
Asia/Pacific	455.8	450.3	1,685.9	1,582.7
	2,291.8	2,248.2	7,774.4	7,461.8
Returns associated with restructuring activities	—	—	(0.1)	0.6
Net Sales	$2,291.8	$2,248.2	$7,774.3	$7,462.4

Operating Income (Loss):
The Americas	$68.0	$86.2	$372.4	$347.8
Europe, the Middle East & Africa	137.5	101.0	659.0	598.8
Asia/Pacific	37.9	53.1	362.1	330.9
	243.4	240.3	1,393.5	1,277.5
Total charges associated with restructuring activities	1.7	(28.8)	(13.3)	(39.0)
Operating Income	$245.1	$211.5	$1,380.2	$1,238.5

THE ESTÉE LAUDER COMPANIES INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories which are distributed in over 150 countries and territories.  The following table is a comparative summary of operating results for the three and nine months ended March 31, 2013 and 2012, and reflects the basis of presentation described in Note 1 of Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies for all periods presented.  Products and services that do not meet our definition of skin care, makeup, fragrance or hair care have been included in the “other” category.

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2013	2012	2013	2012
NET SALES
By Region:
The Americas	$988.1	$974.3	$3,310.4	$3,151.0
Europe, the Middle East & Africa	847.9	823.6	2,778.1	2,728.1
Asia/Pacific	455.8	450.3	1,685.9	1,582.7
	2,291.8	2,248.2	7,774.4	7,461.8
Returns associated with restructuring activities	—	—	(0.1)	0.6
Net Sales	$2,291.8	$2,248.2	$7,774.3	$7,462.4

By Product Category:
Skin Care	$1,015.0	$1,019.0	$3,408.4	$3,257.8
Makeup	919.2	877.0	2,928.9	2,789.4
Fragrance	233.2	231.3	1,039.6	1,029.2
Hair Care	116.2	110.1	362.0	335.3
Other	8.2	10.8	35.5	50.1
	2,291.8	2,248.2	7,774.4	7,461.8
Returns associated with restructuring activities	—	—	(0.1)	0.6
Net Sales	$2,291.8	$2,248.2	$7,774.3	$7,462.4

OPERATING INCOME (LOSS)
By Region:
The Americas	$68.0	$86.2	$372.4	$347.8
Europe, the Middle East & Africa	137.5	101.0	659.0	598.8
Asia/Pacific	37.9	53.1	362.1	330.9
	243.4	240.3	1,393.5	1,277.5
Total charges associated with restructuring activities	1.7	(28.8)	(13.3)	(39.0)
Operating Income	$245.1	$211.5	$1,380.2	$1,238.5

By Product Category:
Skin Care	$134.4	$156.3	$750.1	$692.2
Makeup	107.3	90.2	495.1	458.3
Fragrance	(0.2)	(8.5)	130.5	113.0
Hair Care	5.1	7.4	25.9	25.0
Other	(3.2)	(5.1)	(8.1)	(11.0)
	243.4	240.3	1,393.5	1,277.5
Total charges associated with restructuring activities	1.7	(28.8)	(13.3)	(39.0)
Operating Income	$245.1	$211.5	$1,380.2	$1,238.5

THE ESTÉE LAUDER COMPANIES INC.

The following table presents certain consolidated earnings data as a percentage of net sales:

	Three Months Ended March 31		Nine Months Ended March 31
	2013	2012	2013	2012

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	19.3	20.9	19.9	20.8
Gross profit	80.7	79.1	80.1	79.2

Operating expenses:
Selling, general and administrative	70.1	68.4	62.2	62.0
Restructuring and other charges	(0.1)	1.3	0.1	0.5
Impairment of other intangible assets	—	—	—	0.1
Total operating expenses	70.0	69.7	62.3	62.6

Operating income	10.7	9.4	17.8	16.6
Interest expense, net	0.6	0.7	0.5	0.6
Interest expense on debt extinguishment	—	—	0.3	—
Other income	—	—	0.3	0.1

Earnings before income taxes	10.1	8.7	17.3	16.1
Provision for income taxes	2.3	2.9	5.4	5.3

Net earnings	7.8	5.8	11.9	10.8
Net earnings attributable to noncontrolling interests	—	—	—	—

Net earnings attributable to The Estée Lauder Companies Inc.	7.8%	5.8%	11.9%	10.8%

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

As part of our strategy, we are continuing to shift our product category mix towards higher margin categories with greater global growth potential.  Skin care, our most profitable product category, is a strategic priority for our innovation and investment spending, particularly in the Asia/Pacific region.  We are also focusing our attention on luxury consumers across all product categories and have seen continued strength in the net sales of many of our higher-end prestige products.  We will also continue to build our makeup product category through the introduction of new product offerings, expand our hair care brands both in salons and in other retail channels and focus our efforts to enhance our fragrance business.

We are strengthening our geographic presence by seeking share growth in large, image-building cities within core markets such as the United States, the United Kingdom, France, Italy and Japan.  In addition, we continue to prioritize efforts to expand our presence and accelerate share growth in emerging markets such as China, the Middle East, Eastern Europe and Brazil and focus on consumers who purchase in the travel retail channel, in stores at their travel destinations or when they return to their home market.  We also continue to expand our digital presence which has resulted in growth in the net sales of our products sold online.  In North America, we continue to recognize the need to drive profitable growth in our traditional department store channel and continue to implement programs to improve sales and profitability.  At the same time, we are also expanding our presence in other channels, such as specialty retailers, Company-operated retail stores and online.  Internationally, we continue to take actions to grow profitability in European perfumeries and pharmacies and in department stores in Asia.  In addition, we are emphasizing our skin care and makeup initiatives to boost our travel retail business and continuing efforts to grow our online, specialty retailer and prestige salon businesses.  The travel retail business continues to be an important source of sales growth and profitability.  Our business in this channel has benefited from the implementation of programs we designed to target consumers in distinct travel corridors, enhance consumers’ “High-Touch” experiences and convert travelers into purchasers.

We continue to invest in select areas of our business to improve our capabilities or develop new ones.  Our focus areas include digital, research and development, product innovation, consumer insight, advertising effectiveness and local relevance.  While our overall business is performing well, we are seeing continued weakness in Southern European countries and Korea due to challenging economic environments.  In Korea, we are also seeing competitive pressures in prestige beauty.  During the first half of fiscal 2013, we also saw a slowing in the exceptional growth we had experienced in fiscal 2012 in travel retail, due in part to select retailer destocking to enable tighter working capital management.  However, retail sales growth in the channel continues to accelerate and our net sales growth has been improving through the fiscal 2013 third quarter and we expect this trend to continue throughout the remainder of the fiscal year.  We believe we have and will continue to offset to some extent the impact of these events as a result of our strategy to mitigate weaknesses we find in certain areas with strengths in others.  However, if economic conditions or the degree of uncertainty or volatility worsen or the adverse conditions previously discussed are further prolonged, then we expect there to be a negative effect on ongoing consumer confidence, demand and spending and, as a result, our business.  We will continue to monitor these and other risks that may affect our business.  In February 2013, the Venezuelan government announced the devaluation of its currency, the bolivar fuerte.  Our Venezuelan subsidiary has been operating in a highly inflationary economy since January 2010.  This devaluation did not have a significant impact on our business or our consolidated financial statements for the three and nine months ended March 31, 2013.  We do not expect this devaluation to have a significant impact on our ongoing future consolidated net sales or operating income.

THE ESTÉE LAUDER COMPANIES INC.

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

As part of SMI, we anticipate the continued migration of our operations to SAP-based technologies, with the majority of our locations being enabled through 2014.  As a result, we have experienced, and may continue to experience, fluctuations in our net sales and operating results due to accelerated orders from certain of our retailers to provide adequate safety stock to mitigate any potential short-term business interruption associated with the SMI rollout.  In particular, approximately $94 million of accelerated orders were recorded as net sales in the fiscal 2013 second quarter that likely would have occurred in the fiscal 2013 third quarter.  Similarly, approximately $30 million of accelerated orders were recorded as net sales in the fiscal 2012 second quarter that likely would have occurred in the fiscal 2012 third quarter.  The impact on net sales and operating results by product category and geographic region is as follows:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Reduction in		Reduction in
(In millions)	Net Sales	Operating Results	Net Sales	Operating Results
Product Category:
Skin Care	$48	$40	$16	$13
Makeup	32	26	9	6
Fragrance	10	9	2	2
Hair Care	4	3	3	2
Other	—	—	—	—
Total	$94	$78	$30	$23

Region:
The Americas	$29	$23	$2	$1
Europe, the Middle East & Africa	15	12	3	3
Asia/Pacific	50	43	25	19
Total	$94	$78	$30	$23

Combined, these actions created a difficult comparison between the fiscal 2013 third quarter and the fiscal 2012 third quarter of approximately $64 million in net sales and approximately $55 million in operating results and impacted our operating margin comparisons.  We believe the presentation of certain quarter-to-date comparative information in the following discussions that exclude the impact of the timing of these orders is useful in analyzing the net sales and operating results of our business.

During the fiscal 2013 third quarter SMI implementation of the global supply planning component, challenges emerged which caused some customer service delays and certain products being out of stock. These issues did not have a significant impact on our business or our consolidated financial results for the three months ended March 31, 2013. These issues have been addressed and we expect full resolution by the end of fiscal 2013. In addition, we decided to defer the previously scheduled January 2014 SMI implementation by six months.

Returns and Charges Associated with Restructuring Activities

In an effort to drive down costs and achieve synergies within our organization, in February 2009, we announced the implementation of a multi-faceted cost savings program (the “Program”) to position the Company to achieve long-term profitable growth.  We anticipated the Program would result in total cumulative restructuring charges and other costs to implement those initiatives of between $350 million and $450 million before taxes.  During the second quarter of fiscal 2013, we closed the Program.  We concluded the approval of all initiatives under the Program and anticipate commencing the execution of those initiatives through fiscal 2014.  As a result of the closure of the Program and evaluation of the initiatives that have been implemented, as of March 31, 2013, we anticipate total cumulative restructuring charges and other costs to implement those initiatives to total between $325 million and $350 million and that such charges will be substantially recorded through fiscal 2013.  We will continue to monitor the progress of these initiatives and revise estimates as appropriate.

THE ESTÉE LAUDER COMPANIES INC.

The following is a reconciliation of cumulative approved charges under the Program as compared with the revised estimated charges related to initiatives under the Program and total cumulative charges incurred through March 31, 2013:

	Restructuring Charges							Total
(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations and Other Exit Costs	Total Restructuring	Returns	Inventory Write-offs	Other Charges	Restructuring Charges and Other Costs to Implement

Approved charges from inception through December 31, 2012	$205.5	$23.5	$43.5	$272.5	$43.0	$20.0	$50.0	$385.5
Adjustments of estimated costs over (under)	(32.0)	(2.0)	(2.0)	(36.0)	(10.0)	5.0	(13.0)	(54.0)
Revised estimated charges as of March 31, 2013	$173.5	$21.5	$41.5	$236.5	$33.0	$25.0	$37.0	$331.5
Cumulative charges incurred through March 31, 2013	$172.1	$19.7	$33.6	$225.4	$30.6	$23.2	$36.7	$315.9

We expect that the implementation of this Program, combined with other on-going cost savings efforts, will result in savings of approximately $785 million through the end of fiscal 2013 including the reduction of certain costs relative to an assumed normalized spending pattern.  Any changes from adjustments of estimated costs, as referenced above, have been included within our expected savings.  Our long-range forecast for operating margin reflects these anticipated savings, net of strategic reinvestments.

The Program focused on a redesign of our organizational structure in order to integrate the Company in a more cohesive way and operate more globally across brands and functions.  The principal aspect of the Program was the reduction of the workforce by approximately 2,000 employees.  Specific actions taken since Program inception included:

•                  Resize and Reorganize the Organization — We continued the realignment and optimization of our organization to better leverage scale, improve productivity, reduce complexity and achieve cost savings in each region and across various functions.  This included reduction of the workforce which occurred through the consolidation of certain functions, which we achieved through a combination of normal attrition and job eliminations, and the closure and consolidation of certain distribution and office facilities.  As of March 31, 2013, we identified approximately $10 million of previously-approved restructuring costs that will not be incurred related to these activities, primarily as a result of certain employees relocating to other available positions within the Company.

•                  Turnaround or Exit Unprofitable Operations — To improve the profitability in certain of our brands and regions, we have selectively exited certain channels of distribution, categories and markets, and have made changes to turn around others.  This included the exit from the global wholesale distribution of our Prescriptives brand, the reformulation of Ojon brand products and the exit from the global distribution of Sean John products.  In connection with these activities, we incurred charges for product returns, inventory write-offs, reduction of workforce and termination of contracts.  As of March 31, 2013, we identified approximately $21 million of previously-approved returns and other costs related to these activities that will not be incurred, primarily as a result of better-than-expected sales of products prior to the exit of the operations, as well as lower employee-related and store closure costs than originally estimated.

•                  Outsourcing — In order to balance the growing need for information technology support with our efforts to provide the most efficient and cost effective solutions, we continued the outsourcing of certain information technology processes.  We incurred costs to transition services to outsource providers and employee-related termination costs.  As of March 31, 2013, we identified approximately $23 million of previously-approved outsourcing initiatives for information technology services stemming from the decision not to implement certain aspects of these initiatives, as well as lower costs than originally anticipated to transition services on initiatives that were implemented.

THE ESTÉE LAUDER COMPANIES INC.

Restructuring Charges

The following table presents restructuring charges related to the Program as follows:

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2013	2012	2013	2012

Employee-related costs	$(3.4)	$19.1	$10.2	$23.4
Asset write-offs	0.3	0.4	0.4	0.9
Contract terminations	0.3	7.1	0.3	8.4
Other exit costs	0.8	0.7	0.7	1.5
Total restructuring charges	$(2.0)	$27.3	$11.6	$34.2

The following table presents aggregate restructuring charges related to the Program to date:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Fiscal 2009	$60.9	$4.2	$3.4	$1.8	$70.3
Fiscal 2010	29.3	11.0	2.3	6.2	48.8
Fiscal 2011	34.6	2.4	3.0	1.1	41.1
Fiscal 2012	37.1	1.7	12.6	2.2	53.6
Nine months ended March 31, 2013	10.2	0.4	0.3	0.7	11.6
Charges recorded through March 31, 2013	$172.1	$19.7	$21.6	$12.0	$225.4

THE ESTÉE LAUDER COMPANIES INC.

The following table presents accrued restructuring charges and the related activities under the Program to date:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Charges	$60.9	$4.2	$3.4	$1.8	$70.3
Cash payments	(7.5)	—	(0.5)	(1.6)	(9.6)
Non-cash write-offs	—	(4.2)	—	—	(4.2)
Translation adjustments	0.6	—	—	—	0.6
Other adjustments	(2.4)	—	—	—	(2.4)
Balance at June 30, 2009	51.6	—	2.9	0.2	54.7

Charges	29.3	11.0	2.3	6.2	48.8
Cash payments	(49.5)	—	(5.1)	(6.0)	(60.6)
Non-cash write-offs	—	(11.0)	—	—	(11.0)
Translation adjustments	(0.8)	—	—	—	(0.8)
Balance at June 30, 2010	30.6	—	0.1	0.4	31.1

Charges	34.6	2.4	3.0	1.1	41.1
Cash payments	(30.6)	—	(2.4)	(1.4)	(34.4)
Non-cash write-offs	—	(2.4)	—	—	(2.4)
Translation adjustments	1.2	—	(0.1)	0.1	1.2
Balance at June 30, 2011	35.8	—	0.6	0.2	36.6

Charges	37.1	1.7	12.6	2.2	53.6
Cash payments	(23.6)	—	(12.4)	(2.0)	(38.0)
Non-cash write-offs	—	(1.7)	—	—	(1.7)
Translation adjustments	(1.4)	—	—	0.1	(1.3)
Balance at June 30, 2012	47.9	—	0.8	0.5	49.2

Charges	10.2	0.4	0.3	0.7	11.6
Cash payments	(20.4)	—	(0.9)	(1.0)	(22.3)
Non-cash write-offs	—	(0.4)	—	—	(0.4)
Translation adjustments	(0.2)	—	—	0.1	(0.1)
Balance at March 31, 2013	$37.5	$—	$0.2	$0.3	$38.0

Accrued restructuring charges at March 31, 2013 are expected to result in cash expenditures funded from cash provided by operations of approximately $16 million, $17 million and $5 million for the remainder of fiscal 2013 and in fiscal 2014 and 2015, respectively.

THE ESTÉE LAUDER COMPANIES INC.

Total Returns and Other Charges Associated with Restructuring Activities

The following table presents total returns and charges associated with restructuring and other activities related to the Program:

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2013	2012	2013	2012

Sales returns (included in Net Sales)	$—	$—	$0.1	$(0.6)
Cost of sales	—	0.4	1.2	0.4
Restructuring charges	(2.0)	27.3	11.6	34.2
Other charges	0.3	1.1	0.4	5.0
Total charges associated with restructuring activities	$(1.7)	$28.8	$13.3	$39.0

During the nine months ended March 31, 2013 and 2012, we recorded adjustments to reflect revised estimates of then-anticipated sales returns associated with prior initiatives.  During the three and nine months ended March 31, 2013 and 2012, we recorded inventory write-offs associated with exiting unprofitable operations.  Other charges in connection with the implementation of the Program primarily relate to consulting and other professional services.

Other Intangible Asset Impairments

During the fourth quarter of fiscal 2012, the Darphin reporting unit experienced an unanticipated deterioration in its results of operations due to softness in its European business, which is its primary market.  Based on a qualitative analysis at that time, we reviewed and revised Darphin’s long-term forecast.  We concluded that these changes in circumstances triggered the need for an interim impairment test of the reporting unit’s trademark and goodwill as of June 30, 2012.  We determined that the trademark was not impaired, with the estimated fair value exceeding its carrying value by less than 2%.  As of March 31, 2013, the carrying value of the trademark was $8.1 million.  The estimated fair value of the trademark was based on the use of a royalty rate to determine discounted projected future cash flows (“relief-from-royalty method”).  The key assumptions that were used to determine the estimated fair value of the trademark were based on the expectation that the economic uncertainties in Europe would be temporary and not permanent in nature.  If the decline in this market is more severe than we have anticipated, or other business disruptions arise, a resulting change in the key assumptions could have a negative impact on the estimated fair value of this trademark and it is possible we could recognize an impairment charge in the future.  After completing the interim impairment test during the fourth quarter of fiscal 2012 on the trademark, we completed step one of the impairment test for goodwill and concluded that the fair value of the Darphin reporting unit was substantially in excess of its carrying value including goodwill.

Third Quarter Fiscal 2013 as Compared with Third Quarter Fiscal 2012

NET SALES

Net sales increased 2%, or $43.6 million, to $2,291.8 million, primarily reflecting growth in our makeup product category in the Americas and Europe, the Middle East & Africa regions.  Excluding the impact of foreign currency translation, net sales increased 3%.

As a result of our January 2013 implementation of SMI at certain of our locations and providing adequate safety stock to mitigate any potential short-term business interruption associated with the rollout, certain of our retailers accelerated their orders during the fiscal 2013 second quarter.  Those additional orders, which totaled approximately $94 million, likely would have occurred in our fiscal 2013 third quarter.  In addition, approximately $30 million of accelerated orders were recorded as net sales in the fiscal 2012 second quarter that likely would have occurred in the fiscal 2012 third quarter.  Combined, these actions create a difficult comparison between the fiscal 2013 third quarter and the fiscal 2012 third quarter of approximately $64 million in net sales.  Excluding the impact of the accelerated orders, reported net sales would have increased 5%.

THE ESTÉE LAUDER COMPANIES INC.

Product Categories

The net overall change in net sales in each product category was negatively impacted as a result of the accelerated orders from certain of our retailers due to our implementation of SMI and is reflected within the following discussion as follows: skin care, approximately $32 million; makeup, approximately $23 million; fragrance, approximately $8 million; and hair care, approximately $1 million.

Skin Care

Net sales of skin care products decreased less than 1%, or $4.0 million, to $1,015.0 million.  The recent launches of Advanced Time Zone, Advanced Night Repair Eye Serum Infusion and Perfectionist CP+R from Estée Lauder contributed approximately $55 million of incremental sales, combined.  These launches were more than offset by lower sales from certain Clinique skin care products, several of which were launched in the prior-year period, as well as existing Time Zone and Perfectionist CP+ Serum products from Estée Lauder of approximately $62 million, combined.  Excluding the impact of foreign currency translation, skin care net sales increased less than 1%.  Excluding the impact of the accelerated orders, reported net sales in skin care would have increased 3%.

Makeup

Makeup net sales increased 5%, or $42.2 million, to $919.2 million.  An increase in net sales from M•A•C brand products and the recent launches of Even Better Compact Makeup and Chubby Stick Shadow Tint for Eyes from Clinique contributed approximately $53 million, combined, to the increase.  Partially offsetting these increases were lower sales of Invisible Fluid Makeup from Estée Lauder and Quickliner for Eyes Intense from Clinique, which were new launches in the prior-year period, as well as Almost Lipstick and the Superbalanced Makeup line of products from Clinique of approximately $21 million, combined.  The overall increase in net sales also reflected a favorable comparison to the prior-year period which included a provision for then-anticipated returns of approximately $16 million as a result of the repositioning of certain products due to changes in regulations related to sunscreen products in the United States.  These regulations were subsequently deferred and, accordingly, we reversed this provision in the fiscal 2012 fourth quarter as the identified products were sold in the ordinary course of business.  The impact of foreign currency translation on skin care net sales was de minimis.  Excluding the impact of the accelerated orders, reported net sales in makeup would have increased 7%.

Fragrance

Net sales of fragrance products increased 1%, or $1.9 million, to $233.2 million.  Incremental sales from the recent launches of Tommy Hilfiger Freedom Men, Estée Lauder Wood Mystique and Coach Love contributed approximately $5 million to the category, combined.  Higher sales of Jo Malone and Tom Ford fragrances contributed approximately $13 million to the increase.  These increases were partially offset by lower sales of pureDKNY Verbena, Estée Lauder Sensuous Nude and DKNY Golden Delicious, all of which were new launches in the prior-year period, as well as DKNY Be Delicious for Women, of approximately $16 million, combined.  The impact of foreign currency translation on fragrance net sales was de minimis.  Excluding the impact of the accelerated orders, reported net sales in fragrance would have increased 4%.

Hair Care

Hair care net sales increased 6%, or $6.1 million, to $116.2 million, primarily reflecting the continued success of the Invati line of products and the recent launches of Pure Abundance Style Prep and Be Curly Curl Controller from Aveda.  The category also benefited from sales generated from expanded global distribution, in particular, to salons.  Partially offsetting these increases were lower sales of Ojon brand products due, in part, to a reduction of our business in the direct response television channel.  The impact of foreign currency translation on hair care net sales was de minimis.  The impact of the accelerated orders, on hair care net sales was de minimis.

Geographic Regions

The net overall change in net sales in each geographic region was negatively impacted as a result of the accelerated orders from certain of our retailers due to our implementation of SAP and is reflected within the following discussion as follows: Americas, approximately $27 million; Europe, the Middle East & Africa, approximately $12 million; and Asia/Pacific, approximately $25 million.

THE ESTÉE LAUDER COMPANIES INC.

Net sales in the Americas increased 1%, or $13.8 million, to $988.1 million.  The increase in net sales primarily reflected a favorable comparison to the prior-year period, which included a provision for then-anticipated returns of approximately $16 million of makeup products.  Net sales in the United States decreased approximately $8 million, primarily reflecting declines in our heritage brands, as a result of the accelerated orders, partially offset by increases in our makeup artist brands.  Net sales in Latin America increased approximately $7 million, led by Venezuela and Brazil.  Net sales in Canada decreased approximately $1 million.  Excluding the impact of foreign currency translation, net sales in the Americas increased 2%.  Excluding the impact of the accelerated orders, reported net sales in the Americas would have increased 4%.

In Europe, the Middle East & Africa, net sales increased 3%, or $24.3 million, to $847.9 million, primarily reflecting higher sales from our travel retail business and in the Middle East of approximately $42 million, combined.  The net sales increase in our travel retail business primarily reflected a stronger retail environment for our products and, to a lesser extent, an increase in global airline passenger traffic.  Higher sales in the Middle East were primarily driven by our makeup artist brands and new product launches from certain of our heritage brands.  These increases were partially offset by lower net sales in Switzerland, France, the Balkans and Spain of approximately $16 million, combined.  The lower net sales in Switzerland and France primarily reflected the accelerated orders.  The lower net sales in the Balkans and Spain reflected challenging economic environments.  The impact of foreign currency translation on net sales in Europe, the Middle East & Africa was de minimis.  Excluding the impact of the accelerated orders, reported net sales in Europe, the Middle East & Africa would have increased 4%.

Net sales in Asia/Pacific increased 1%, or $5.5 million, to $455.8 million, primarily reflecting higher sales from Hong Kong, Thailand, Korea and Australia of approximately $23 million, combined.  Higher sales in Hong Kong were primarily driven by skin care launches from our heritage brands and higher-end prestige skin care products.  The net sales growth in Thailand was partially due to higher sales from certain of our heritage and makeup artist brands.  The increase in net sales in Korea, Australia and, to a lesser extent, Thailand reflected a favorable comparison to the prior-year period when retailers accelerated their orders into the fiscal 2012 second quarter in connection with the implementation of SMI.  We continue to see weakness in prestige beauty in Korea as a result of a challenging economic environment and competitive pressures.  These increases were partially offset by lower net sales in Japan and China of approximately $18 million, combined.  The decline in Japan was driven by the weakening of the Japanese yen.  The decrease in China was driven by the acceleration of orders.  Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 3%.  Excluding the impact of the accelerated orders, reported Asia/Pacific net sales would have increased 6%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales decreased to 19.3% as compared with 20.9% in the prior-year period.  This improvement primarily reflected favorable manufacturing variances of 70 basis points, a decrease in obsolescence charges of 50 basis points, strategic changes in the mix of our business and pricing of 30 basis points and the favorable effect of exchange rates of approximately 10 basis points.

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

OPERATING EXPENSES

Operating expenses as a percentage of net sales increased to 70.0% as compared with 69.7% in the prior-year period and reflects the negative impact on our net sales from the accelerated orders.  This increase primarily reflected higher general and administrative costs of approximately 90 basis points, increased spending on advertising, merchandising and sampling in line with our strategy of approximately 50 basis points and higher selling and shipping, and stock compensation costs of approximately 20 basis points each.  Partially offsetting these changes were lower charges associated with restructuring activities of approximately 130 basis points and a favorable change in foreign exchange transactions of approximately 10 basis points.

THE ESTÉE LAUDER COMPANIES INC.

Changes in advertising, merchandising and sampling spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

OPERATING RESULTS

Operating income increased 16%, or $33.6 million, to $245.1 million.  Operating margin improved to 10.7% of net sales as compared with 9.4% in the prior-year period, reflecting our higher gross margin, partially offset by the increase in our operating expense margin.  The overall operating results were negatively impacted by approximately $55 million related to the accelerated orders from certain of our retailers.  The following discussions of Operating Results by Product Categories and Geographic Regions exclude the impact of total returns and charges (adjustments) associated with restructuring activities of $(1.7) million, or less than 1% of net sales, for the three months ended March 31, 2013 and $28.8 million, or 1% of net sales, for the three months ended March 31, 2012.  We believe the following analysis of operating results better reflects the manner in which we conduct and view our business.  Excluding the impact of the timing of orders and returns and charges associated with restructuring activities, operating income would have increased 22%.

Product Categories

The net overall change in operating results in each product category was negatively impacted as a result of the accelerated orders from certain of our retailers due to our implementation of SMI and is reflected within the following discussion as follows: skin care, approximately $27 million; makeup, approximately $20 million; fragrance, approximately $7 million; and hair care, approximately $1 million.

Skin care operating income decreased 14%, or $21.9 million, to $134.4 million, primarily reflecting lower results from certain of our heritage brands as well as an increase in investment spending in line with our strategy.  Makeup operating income increased 19%, or $17.1 million, to $107.3 million, primarily reflecting improved results from M•A•C, partially offset by lower results from our heritage brands and an increase in investment spending in line with our strategy.  The increase also reflected a favorable comparison to the prior-year period, which included a provision for then-anticipated returns of makeup products of approximately $16 million.  Fragrance operating loss decreased 98%, or $8.3 million, to $0.2 million, primarily reflecting recent launches, partially offset by lower results from certain of our designer fragrances.  Hair care operating results decreased 31%, or $2.3 million, to $5.1 million, due in part to increased product support spending and additional investments related to expanded distribution.  Excluding the impact of the accelerated orders, skin care, makeup and fragrance operating results would have increased 3%, 38% and greater than 100%, respectively, and hair care operating results would have decreased 12%.

Geographic Regions

The net overall change in operating results in each geographic region was negatively impacted as a result of the accelerated orders from certain of our retailers due to our implementation of SMI and is reflected within the following discussion as follows: Americas, approximately $22 million; Europe, the Middle East & Africa, approximately $9 million; and Asia/Pacific, approximately $24 million.

Operating income in the Americas decreased 21%, or $18.2 million, to $68.0 million, primarily reflecting a decline in certain of our heritage brands as a result of the accelerated orders, partially offset by improved results from our makeup artist brands.  The decrease also reflected higher investment spending during the current-year period in the region, which is in line with our strategy.  These decreases were partially offset by a favorable comparison to the prior-year period, which included a provision for then-anticipated returns of approximately $16 million of makeup products.  Excluding the impact of the accelerated orders, operating income in the Americas would have increased 4%.

In Europe, the Middle East & Africa, operating income increased 36%, or $36.5 million, to $137.5 million.  Higher results from our travel retail business, the Middle East and Spain totaled approximately $38 million, combined.  Partially offsetting these improvements were lower results in France and the Balkans of approximately $5 million, combined.  Excluding the impact of the accelerated orders, operating income in Europe, the Middle East & Africa would have increased 45%.

In Asia/Pacific, operating income decreased 29%, or $15.2 million, to $37.9 million.  Higher results from Australia, Hong Kong, Korea, New Zealand, and Thailand totaled approximately $12 million, combined.  These higher results were more than offset by lower operating results of approximately $28 million in China and Japan, combined.  Excluding the impact of the accelerated orders, operating income in Asia/Pacific would have increased 11%.

THE ESTÉE LAUDER COMPANIES INC.

INTEREST EXPENSE, NET

Net interest expense was $12.6 million as compared with $14.5 million in the prior-year period.  Interest expense decreased primarily due to the refinancing of debt at lower rates.

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

The effective rate for income taxes was 23.0% and 33.4% for the three months ended March 31, 2013 and 2012, respectively.  The decrease in the effective income tax rate was primarily attributable to the reversal of income tax reserves, the reversal of a deferred tax asset valuation allowance on certain net operating loss carryforwards, and the retroactive reinstatement of the U.S. Federal research and development tax credit signed into law on January 2, 2013.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

Net earnings attributable to The Estée Lauder Companies Inc. as compared with the prior-year period increased 37%, or $48.4 million, to $178.8 million and diluted net earnings per common share increased 38% from $.33 to $.45.

Nine Months Fiscal 2013 as Compared with Nine Months Fiscal 2012

NET SALES

Net sales increased 4%, or $311.9 million, to $7,774.3 million, primarily reflecting growth in all of our geographic regions and each of our major product categories.  Excluding the impact of foreign currency translation, net sales increased 5%.

Product Categories

Skin Care

Net sales of skin care products increased 5%, or $150.6 million, to $3,408.4 million.  The recent launches of Perfectionist CP+R, Advanced Time Zone and the Optimizer line of products from Estée Lauder and The Moisturizing Soft Cream from La Mer, as well as higher sales of Advanced Night Repair Synchronized Recovery Complex from Estée Lauder, contributed approximately $282 million, combined, to the increase.  Partially offsetting these increases were lower sales of Idealist Even Skintone Illuminator and Idealist Cooling Eye Illuminator, both of which were new launches in the prior-year period, as well as Perfectionist CP+ Serum and Time Zone from Estée Lauder of approximately $163 million, combined.  Excluding the impact of foreign currency translation, skin care net sales increased 6%.

THE ESTÉE LAUDER COMPANIES INC.

Makeup

Makeup net sales increased 5%, or $139.5 million, to $2,928.9 million, primarily reflecting an increase in net sales from our makeup artist brands of approximately $103 million.  The recent launches of Pure Color Vivid Shine Lipstick from Estée Lauder and High Impact Extreme Volume Mascara and Stay Matte Oil Free Makeup from Clinique contributed approximately $40 million of incremental sales, combined.  Higher sales of existing products, Chubby Stick Moisturizing Lip Colour Balm and Even Better Makeup from Clinique contributed approximately $37 million, combined.  The increase in net sales also reflected a favorable comparison to the prior-year period which included a provision for then-anticipated returns of approximately $16 million as a result of the repositioning of certain products due to changes in regulations related to sunscreen products in the United States.  These regulations were subsequently deferred and, accordingly, we reversed this provision in the fiscal 2012 fourth quarter as the identified products were sold in the ordinary course of business.  Partially offsetting these increases were lower sales of Pure Color Eyeshadow and Doublewear Stay-In-Place Makeup from Estée Lauder and Repairwear Laser Focus Makeup from Clinique, all of which were new launches in the prior-year period, as well as Estée Lauder Signature Blush of approximately $54 million, combined.  Excluding the impact of foreign currency translation, makeup net sales increased 6%.

Fragrance

Net sales of fragrance products increased 1%, or $10.4 million, to $1,039.6 million.  Incremental sales from the recent launches of DKNY Be Delicious So Intense, Tommy Hilfiger Freedom Men and Coach Love contributed approximately $19 million, combined.  Higher sales of Jo Malone and Tom Ford fragrances contributed approximately $47 million to the increase.  These increases were partially offset by lower sales of Estée Lauder Sensuous Nude, DKNY Golden Delicious and pureDKNY Verbena, all of which were new launches in the prior-year period, as well as pureDKNY of $56 million, combined.  Excluding the impact of foreign currency translation, fragrance net sales increased 2%.

Hair Care

Hair care net sales increased 8%, or $26.7 million, to $362.0 million, primarily reflecting the continued success of the Invati line of products and recent launches of Pure Abundance Style Prep and Be Curly Curl Controller from Aveda.  The category also benefited from sales generated from expanded global distribution, in particular, to salons and multi-brand specialty retailers.  Partially offsetting these increases were lower sales of Bumble and bumble brand products to salons and lower net sales of Ojon brand products due, in part, to a reduction in our business in the direct response television channel.  Excluding the impact of foreign currency translation, hair care net sales increased 9%.

Geographic Regions

Net sales in the Americas increased 5%, or $159.4 million, to $3,310.4 million.  The increase during the current-year period was primarily attributable to growth in the United States of approximately $132 million, primarily due to new product offerings from our heritage and makeup artist brands.  The increase in the United States also reflected a favorable comparison to the prior-year period, which included a provision for then-anticipated returns of approximately $16 million of makeup products.  Net sales in Canada increased approximately $14 million, primarily reflecting increased sales from certain of our heritage brands as a result of expanded distribution.  These increases also reflect the efforts of our expanded pull/push activities, which include innovative advertising that continues to draw new consumers to our brands and our ongoing efforts to work with retailers in the United States and Canada on strengthening the “High-Touch” concepts used to help market our products.  Net sales in Latin America increased approximately $14 million, led by Venezuela and Brazil.  The impact of foreign currency translation on net sales in the Americas was de minimis.

THE ESTÉE LAUDER COMPANIES INC.

In Europe, the Middle East & Africa, net sales increased 2%, or $50.0 million, to $2,778.1 million, primarily reflecting higher sales from our travel retail business and in the United Kingdom and the Middle East of approximately $104 million, combined.  The net sales increase in our travel retail business primarily reflected a stronger retail environment for our products and, to a lesser extent, an increase in global airline passenger traffic.  Higher sales in the United Kingdom and the Middle East were primarily driven by our makeup artist brands and new product launches from certain of our heritage brands.  The United Kingdom also benefited from increased sales of higher-end prestige fragrance and skin care products.  These increases were partially offset by lower net sales in Spain, Russia, the Balkans, Italy, Switzerland and Germany of approximately $54 million, combined.  With the exception of Russia, these lower net sales reflected the challenging economic environments in certain countries in Europe.  Accordingly, we remain cautious in the near term.  The lower net sales in Russia primarily reflected destocking associated with ongoing challenges with a certain customer.  The overall change in Europe, the Middle East & Africa net sales was inclusive of unfavorable exchange rates due to the strengthening of the U.S. dollar against most currencies in this region of approximately $68 million.  Excluding the impact of foreign currency translation, net sales in Europe, the Middle East & Africa increased 4%.

Net sales in Asia/Pacific increased 7%, or $103.2 million, to $1,685.9 million, primarily reflecting growth in our skin care product category, in line with our strategy.  Approximately $155 million of this increase was generated in China, Hong Kong and Thailand.  Net sales in China benefited from expanded distribution.  Higher sales in Hong Kong were primarily driven by skin care launches from our heritage brands and higher-end prestige skin care products.  The net sales growth in Thailand was primarily due to higher sales from certain of our heritage and makeup artist brands.  These increases were partially offset by lower net sales in Korea, Japan and Australia of approximately $60 million, combined.  The lower net sales in Korea and Australia primarily reflected challenging economic environments.  We also continue to see weakness in prestige beauty in Korea as a result of competitive pressures.  The decline in Japan was driven by the weakening of the Japanese yen.  The impact of foreign currency translation on Asia/Pacific net sales was de minimis.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales decreased to 19.9% as compared with 20.8% in the prior-year period.  This improvement primarily reflected changes in the mix of our business and pricing of approximately 60 basis points, favorable manufacturing variances of approximately 30 basis points and the favorable effect of exchange rates and decrease in obsolescence charges of approximately 10 basis points each.  These improvements were partially offset by a provision for foreign transactional taxes of approximately 20 basis points.

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

OPERATING EXPENSES

Operating expenses as a percentage of net sales decreased to 62.3% as compared with 62.6% in the prior-year period.  This improvement reflected a decrease in charges associated with restructuring activities of approximately 40 basis points and a decrease in general and administrative costs as a percentage of net sales of approximately 30 basis points.  Also included in this improvement was a favorable change in foreign exchange transactions of approximately 10 basis points and a prior-year period other intangible asset impairment charge of approximately 10 basis points.  Partially offsetting these improvements were increased spending on advertising, merchandising and sampling in line with our strategy of approximately 40 basis points and higher costs related to stock-based compensation of approximately 10 basis points.

Changes in advertising, merchandising and sampling spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

THE ESTÉE LAUDER COMPANIES INC.

OPERATING RESULTS

Operating income increased 11%, or $141.7 million, to $1,380.2 million.  Operating margin improved to 17.8% of net sales as compared with 16.6% in the prior-year period, reflecting our higher gross margin and the decrease in our operating expense margin, as previously discussed.  The following discussions of Operating Results by Product Categories and Geographic Regions exclude the impact of total returns and charges associated with restructuring activities of $13.3 million, or less than 1% of net sales, for the nine months ended March 31, 2013 and $39.0 million, or less than 1% of net sales, for the nine months ended March 31, 2012.  We believe the following analysis of operating results better reflects the manner in which we conduct and view our business.  Excluding the impact of returns and charges associated with restructuring activities, operating results would have increased 9%.

Product Categories

Skin care operating income increased 8%, or $57.9 million, to $750.1 million, primarily reflecting improved results from higher-margin product launches from Estée Lauder and La Mer, partially offset by lower results from Clinique.  Makeup operating income increased 8%, or $36.8 million, to $495.1 million, primarily reflecting improved results from new product launches, partially offset by an increase in investment spending in line with our strategy.  The increase also reflected a favorable comparison to the prior-year period, which included a provision for then-anticipated returns of approximately $16 million.  Fragrance operating results increased 15%, or $17.5 million, to $130.5 million, primarily reflecting increased profitability from certain Jo Malone and Clinique products, partially offset by lower results from certain designer fragrances.  Hair care operating results increased 4%, or $0.9 million, to $25.9 million, primarily reflecting improved results driven by recent product launches and expanded global distribution.

Geographic Regions

Operating income in the Americas increased 7%, or $24.6 million, to $372.4 million, primarily reflecting improved results from our makeup artist and luxury brands and certain of our hair care brands and heritage brands, driven by improved category mix partially offset by the timing and level of strategic investment spending in the current-year period.  The increase also reflected a favorable comparison to the prior-year period, which included a provision for then-anticipated returns of approximately $16 million of makeup products.

In Europe, the Middle East & Africa, operating income increased 10%, or $60.2 million, to $659.0 million.  Higher results from our travel retail business, the Middle East and the United Kingdom totaled approximately $64 million, combined.  Partially offsetting these improvements were lower results in Germany and Spain of approximately $13 million, combined.

In Asia/Pacific, operating income increased 9%, or $31.2 million, to $362.1 million.  Higher results from China, Hong Kong and Thailand totaled approximately $55 million, combined.  Partially offsetting these increases were lower operating results of approximately $25 million in Korea and Australia, combined.

INTEREST EXPENSE, NET

Net interest expense was $41.8 million as compared with $47.1 million in the prior-year period.  Interest expense decreased primarily due to the refinancing of debt at lower rates.

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

THE ESTÉE LAUDER COMPANIES INC.

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

The effective income tax rate was 30.9% and 32.7% for the nine months ended March 31, 2013 and 2012, respectively.  The decrease in the effective income tax rate of 180 basis points was primarily attributable to the reversal of income tax reserves.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

Net earnings attributable to The Estée Lauder Companies Inc. as compared with the prior-year period increased 15%, or $120.1 million, to $925.8 million and diluted net earnings per common share increased 16% from $2.03 to $2.35.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad.  At March 31, 2013, we had cash and cash equivalents of $1,438.6 million compared with $1,347.7 million at June 30, 2012.  Our cash and cash equivalents are maintained at a number of financial institutions.  As of March 31, 2013, less than 1% of the total balance was insured by governmental agencies, reflecting the expiration of temporary unlimited deposit insurance provided in the United States.  To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength and perform ongoing evaluations of these institutions to limit our concentration risk exposure.

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

THE ESTÉE LAUDER COMPANIES INC.

Based on past performance and current expectations, we believe that cash on hand, cash generated from operations, available credit lines and access to credit markets will be adequate to support currently planned business operations, information systems enhancements, capital expenditures, potential stock repurchases, commitments and other contractual obligations on both a near-term and long-term basis.  Our cash and cash equivalents balance at March 31, 2013 includes cash in offshore jurisdictions associated with our permanent reinvestment strategy.  We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic debt or working capital obligations.  If these indefinitely reinvested earnings were repatriated into the United States as dividends, we would be subject to additional taxes.

The effects of inflation have not been significant to our overall operating results in recent years.  Generally, we have been able to introduce new products at higher prices, increase prices and implement other operating efficiencies to sufficiently offset cost increases, which have been moderate.

Credit Ratings

Changes in our credit ratings will likely result in changes in our borrowing costs.  Our credit ratings also impact the cost of our revolving credit facility as discussed below.  Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing.  A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating.  As of April 25, 2013, our commercial paper is rated A-1 by Standard & Poor’s and P-1 by Moody’s and our long-term debt is rated A with a stable outlook by Standard & Poor’s and A2 with a stable outlook by Moody’s.

Debt

At March 31, 2013, our outstanding borrowings were as follows:

(In millions)	Long-term Debt	Current Debt	Total Debt
3.70% Senior Notes, due August 15, 2042 (“2042 Senior Notes”) (1), (6)	$248.9	$—	$248.9
6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (2), (6)	296.5	—	296.5
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”) (3)	197.7	—	197.7
2.35% Senior Notes, due August 15, 2022 (“2022 Senior Notes”) (4), (6)	249.8	—	249.8
5.55% Senior Notes, due May 15, 2017 (“2017 Senior Notes”) (5), (6)	329.7	—	329.7
Other borrowings	6.6	20.0	26.6
	$1,329.2	$20.0	$1,349.2

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

(5)             Consists of $300.0 million principal, unamortized debt discount of $0.3 million and a $30.0 million adjustment to reflect the termination value of interest rate swaps.

(6)             As of March 31, 2013, we were in compliance with all restrictive covenants, including limitations on indebtedness and liens, and expect continued compliance.

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

We have a commercial paper program under which we may issue commercial paper in the United States.  In the second quarter of fiscal 2013, we increased the limit of this program from $750.0 million to $1.0 billion.  In the first quarter of fiscal 2013, we had repaid, using cash on hand, $200.0 million of commercial paper that was outstanding at June 30, 2012.  At March 31, 2013, we had no commercial paper outstanding.

THE ESTÉE LAUDER COMPANIES INC.

We have a $1.0 billion senior unsecured revolving credit facility that expires on July 14, 2015 (the “Facility”).  The Facility may be used to provide credit support for our commercial paper program and for general corporate purposes.  Up to the equivalent of $250 million of the Facility is available for multi-currency loans.  The interest rate on borrowings under the Facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or ½% plus the Federal funds rate.  We incurred costs of approximately $1 million to establish the Facility which are being amortized over the term of the Facility.  The Facility has an annual fee of $0.7 million, payable quarterly, based on our current credit ratings.  The Facility also contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $100.0 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under this facility.  At March 31, 2013, no borrowings were outstanding under this agreement.

We have a fixed rate promissory note agreement with a financial institution pursuant to which we may borrow up to $150.0 million in the form of loan participation notes through one of our subsidiaries in Europe.  The interest rate on borrowings under this agreement is at an all-in fixed rate determined by the lender and agreed to by us at the date of each borrowing.  At March 31, 2013, no borrowings were outstanding under this agreement.  Debt issuance costs incurred related to this agreement were de minimis.

We have borrowing agreements with two financial institutions pursuant to which our subsidiary in Turkey may borrow up to 50.0 million Turkish lira ($27.5 million at the exchange rate at March 31, 2013).  The interest rate on borrowings under these agreements was approximately 6.5%.  There were no debt issuance costs incurred related to these agreements.  The outstanding balance at March 31, 2013 was 15.3 million Turkish lira ($8.4 million at the exchange rate at March 31, 2013) and is classified as short-term debt in our consolidated balance sheet.

Total debt as a percent of total capitalization (excluding noncontrolling interests) decreased to 30% at March 31, 2013 from 32% at June 30, 2012.

Cash Flows

Net cash provided by operating activities was $934.2 million during the nine months ended March 31, 2013 as compared with $869.7 million in the prior-year period.  The increase in cash flows provided by operating activities primarily reflected the increase in net earnings and a favorable change in accounts receivable due to the timing of shipments and timing of collections.  Also contributing to the increase in cash flows was a favorable comparison in other assets to the prior-year period which reflected a cash payment related to a legal proceeding (see Note 8 of Notes to Consolidated Financial Statements — Contingencies for discussion), and higher payments made to former tenants to acquire the rights under commercial property leases.  These improvements were partially offset by unfavorable changes in levels of accounts payable, primarily due to the timing of payments and a decrease in accrued income taxes resulting from the timing and level of tax payments.  Also, offsetting the improvement was an increase in the levels of inventory, primarily reflecting the remaining safety stock for the SMI implementation and to maintain acceptable service levels in line with forecasted sales activity.

Net cash used for investing activities was $310.8 million during the nine months ended March 31, 2013 as compared with $279.5 million in the prior-year period.  The increase primarily reflected higher capital expenditure activity in the current-year period related to counters.

Net cash used for financing activities was $536.5 million during the nine months ended March 31, 2013 as compared with $640.7 million in the prior-year period.  The change in net cash used for financing activities primarily reflected the proceeds from the issuance of the 2022 Senior Notes and 2042 Senior Notes in August 2012 and lower treasury stock repurchases, partially offset by the repayment of outstanding commercial paper and higher redemptions of long-term debt during the current-year period, as well as higher dividends paid as a result of the increase in the annual dividend rate and our transition to a quarterly dividend payout schedule.

THE ESTÉE LAUDER COMPANIES INC.

Dividends

We transitioned to a quarterly dividend payout schedule for our Class A and Class B Common Stock beginning in the fiscal 2013 third quarter.

The following is a summary of cash dividends declared per share on our Class A and Class B Common Stock during the nine months ended March 31, 2013:

Date Declared	Record Date	Payable Date	Amount per Share

November 1, 2012	November 30, 2012	December 17, 2012	$.72
February 4, 2013	February 28, 2013	March 15, 2013	$.18

On May 1, 2013, a dividend was declared in the amount of $.18 per share on our Class A and Class B Common Stock.  The dividend is payable in cash on June 17, 2013 to stockholders of record at the close of business on May 31, 2013.

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

Foreign Exchange Risk Management

We enter into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with our identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that we receive from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  We may also enter into foreign currency option contracts to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as foreign currency cash-flow hedges and have varying maturities through the end of December 2014.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology.  The ineffective portion of both foreign currency forward and option contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income (loss) are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in accumulated other comprehensive income (loss) are reclassified to current-period earnings.  As of March 31, 2013, these foreign currency cash-flow hedges were highly effective in all material respects.

At March 31, 2013, we had foreign currency forward contracts in the amount of $1,650.9 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the British pound ($417.2 million), Euro ($244.6 million), Canadian dollar ($210.0 million), Swiss franc ($121.6 million), Australian dollar ($116.1 million), Thailand baht ($77.0 million) and South Korean won ($68.7 million).

THE ESTÉE LAUDER COMPANIES INC.

Credit Risk

As a matter of policy, we only enter into derivative contracts with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $21.0 million at March 31, 2013.  To manage this risk, we have established counterparty credit guidelines that are continually monitored.  Accordingly, management believes risk of loss under these hedging contracts is remote.

Certain of our derivative financial instruments contain credit-risk-related contingent features.  At March 31, 2013, we were in a net asset position for certain derivative contracts that contain such features with two counterparties.  The fair value of those contracts as of March 31, 2013 was approximately $2.5 million.  As of March 31, 2013, we were in compliance with such credit-risk-related contingent features.

Market Risk

Using the value-at-risk model, as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, the high, low and average measured value-at-risk for the twelve months ended March 31, 2013 related to our foreign exchange contracts are as follows:

(In millions)	High	Low	Average

Foreign exchange contracts	$24.5	$9.0	$19.2

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

Item 4. Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure.  The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2013 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

As part of our Strategic Modernization Initiative, we anticipate the continued migration of our operations to SAP-based technologies (“SAP”), with the majority of our locations being enabled through 2014.  In January 2013, we implemented SAP at certain domestic and international locations.  Based on management’s evaluation, the necessary steps were taken to monitor and maintain appropriate internal control over financial reporting during the quarter ended March 31, 2013.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the fiscal 2007 fourth quarter, the former owner of the Darphin brand initiated litigation in the Paris Commercial Court against the Company and one of its subsidiaries seeking to recover €60.0 million ($77.4 million at the exchange rate at March 31, 2013) that he claims he was owed as additional consideration for the sale of Darphin to the Company in April 2003.  On December 23, 2011, the Paris Commercial Court issued its judgment, awarding the former owner €22.9 million ($29.6 million at the exchange rate at March 31, 2013) plus interest from 2007.  We have filed our appeal with the Paris Court of Appeal and oral arguments for the appeal are scheduled for December 2013.  In accordance with the judgment, in January 2012, we paid €25.3 million ($32.7 million at the exchange rate at March 31, 2013) to the former owner and received from him a bank guarantee to assure repayment to us of such sum (or any part thereof) in the event that the judgment is reversed by the Paris Court of Appeal.  Based upon our assessment of the case, as well as the advice of external counsel, we are maintaining the amount we previously accrued as an amount that we believe will ultimately be paid based on the probable outcome of the appeal.  Such amount is less than the Paris Commercial Court’s award.

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

During the three months ended March 31, 2013, the stockholder set forth in the table below converted shares of Class B Common Stock into Class A Common Stock on the date set forth below:

Stockholder That Converted Class B Common Stock to Class A Common Stock	Date of Conversion	Number of Shares Converted/ Received
Ronald S. Lauder	March 5, 2013	500,000

THE ESTÉE LAUDER COMPANIES INC.

Share Repurchase Program

We are authorized by the Board of Directors to repurchase up to 216.0 million shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  As of March 31, 2013, the cumulative total of acquired shares pursuant to the authorization was 166.7 million, reducing the remaining authorized share repurchase balance to 49.3 million.  During the nine months ended March 31, 2013, we purchased approximately 5.6 million shares pursuant to the authorization for $318.1 million as outlined in the following table:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
July 2012	1,326,056	(2)	$52.52	1,286,000	13,628,202
August 2012	932,600		55.23	932,600	12,695,602
September 2012	734,745	(3)	60.22	509,369	12,186,233
October 2012	569,888	(2)	61.15	89,900	12,096,333
November 2012	1,602,317	(2)	58.04	1,602,300	50,494,033
December 2012	566,997	(2)	58.64	566,815	49,927,218
January 2013	396,800		59.18	396,800	49,530,418
February 2013	213,300		61.47	213,300	49,317,118
March 2013	967	(2)	63.83	—	49,317,118
	6,343,670		$57.24	5,597,084	49,317,118

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

THE ESTÉE LAUDER COMPANIES INC.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Amendment, dated as of February 25, 2013, to Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 26, 2013) *†

10.2

Amendment, dated as of February 25, 2013, to Employment Agreement and Stock Option Agreements with Fabrizio Freda (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 26, 2013) *†

10.3	Amendment, dated as of February 25, 2013, to Employment Agreement with John Demsey (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on February 26, 2013) *†

10.4	Amendment, dated as of February 25, 2013, to Employment Agreement with Cedric Prouvé (filed as Exhibit 10.4 to our Current Report on Form 8-K filed on February 26, 2013) *†

31.1	Certification pursuant to Rule 13a-14(a) (CEO).

31.2	Certification pursuant to Rule 13a-14(a) (CFO).

32.1	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)

32.2	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*  Incorporated herein by reference.

† Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ESTÉE LAUDER COMPANIES INC.

Date: May 3, 2013	By:	/s/TRACEY T. TRAVIS
Tracey T. Travis
Executive Vice President
and Chief Financial Officer
(Principal Financial and
Accounting Officer)

THE ESTÉE LAUDER COMPANIES INC.

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Amendment, dated as of February 25, 2013, to Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 26, 2013) *†

10.2

Amendment, dated as of February 25, 2013, to Employment Agreement and Stock Option Agreements with Fabrizio Freda (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 26, 2013) *†

10.3	Amendment, dated as of February 25, 2013, to Employment Agreement with John Demsey (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on February 26, 2013) *†

10.4	Amendment, dated as of February 25, 2013, to Employment Agreement with Cedric Prouvé (filed as Exhibit 10.4 to our Current Report on Form 8-K filed on February 26, 2013) *†

31.1	Certification pursuant to Rule 13a-14(a) (CEO).

31.2	Certification pursuant to Rule 13a-14(a) (CFO).

32.1	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)

32.2	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*  Incorporated herein by reference.

† Exhibit is a management contract or compensatory plan or arrangement.