Form 10-K
period 2013-06-30
ESTEE LAUDER COMPANIES INC
filed 2013-08-23
CIK 1001250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant was approximately $14.2 billion at December 31, 2012 (the last business day of the registrant’s most recently completed second quarter).*

At August 19, 2013, 238,430,071 shares of the registrant’s Class A Common Stock, $.01 par value, and 148,978,082 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

Documents Incorporated by Reference

Document	Where Incorporated

Proxy Statement for Annual Meeting of Stockholders to be held November 12, 2013	Part III

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

We are a pioneer in the cosmetics industry and believe we are a leader in the industry due to the global recognition of our brand names, our leadership in product innovation, our strong market position in key geographic markets and the consistently high quality of our products and “High-Touch” services.  We sell our prestige products principally through limited distribution channels to complement the images associated with our brands.  These channels, encompassing over 30,000 points of sale, consist primarily of upscale department stores, specialty retailers, upscale perfumeries and pharmacies and prestige salons and spas.  In addition, our products are sold in freestanding stores, our own and authorized retailer websites, stores on cruise ships, in-flight, and duty-free shops, as well as by direct response television (“DRTV”), and certain fragrances are sold in self-select outlets.  We believe that our strategy of pursuing selective distribution strengthens our relationships with retailers, enables our brands to be among the best selling product lines at the stores and heightens the aspirational quality of our brands.

For a discussion of recent developments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Overview.”

For segment and geographical area financial information, see “Item 8. Financial Statements and Supplementary Data – Note 19 – Segment Data and Related Information.”

We have been controlled by the Lauder family since the founding of our Company.  Members of the Lauder family, some of whom are directors, executive officers and/or employees, beneficially own, directly or indirectly, as of August 19, 2013, shares of Class A Common Stock and Class B Common Stock having 86% of the outstanding voting power of the Common Stock.

Products

Skin Care - Our broad range of skin care products addresses various skin care needs for women and men.  These products include moisturizers, repair serums, cleansers, toners, body care, exfoliators, acne and oil correctors and sun care products, a number of which are developed for use on particular areas of the body, such as the face or the hands or around the eyes.  Skin care products accounted for approximately 44% of our net sales in fiscal 2013.

Makeup - We manufacture, market and sell a full array of makeup products, including those for the face, eyes, lips and nails.  Many of the products are offered in an extensive array of shades and colors.  We also sell related items such as compacts, brushes and other makeup tools.  Makeup products accounted for approximately 38% of our net sales in fiscal 2013.

Fragrance - We offer a variety of fragrance products for women and men.  The fragrances are sold in various forms, including eau de parfum sprays and colognes, as well as lotions, powders, creams, candles and soaps that are based on a particular fragrance.  Fragrance products accounted for approximately 13% of our net sales in fiscal 2013.

Hair Care - Hair care products are offered mainly in prestige salons and in freestanding stores as well as some department stores and specialty retailers, and include hair color and styling products, shampoos, conditioners, treatment and finishing sprays.  In fiscal 2013, hair care products accounted for approximately 5% of our net sales.

Other - We also sell ancillary products and services that accounted for less than 1% of our net sales in fiscal 2013.

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

Estée Lauder - Estée Lauder brand products, which have been sold since 1946, are technologically advanced, high performance products with a reputation for innovation, style, glamour and superior quality.  Used by women around the world, the broad product line principally consists of skin care, makeup, and fragrance products that are presented in high quality, aspirational packaging.

Aramis and Designer Fragrances - Our Aramis and Designer Fragrances division creates, markets and distributes fragrance and skin care products, including the following brand names:

•                  Aramis - We pioneered the marketing of prestige men’s fragrance, grooming and skin care products with the introduction of Aramis products in 1964.

•                  Lab Series - Lab Series Skincare for Men, introduced in 1987, is a full range of products for cleansing, shaving, treatment and body that is especially formulated to address the unique needs of men’s skin.

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

•                  Ermenegildo Zegna - In 2011, we entered into an exclusive global license arrangement for fragrance and beauty products under the Ermenegildo Zegna brand name.  We transitioned the five existing fragrances into our portfolio and sell them in markets across Asia/Pacific, Europe and North America, as well as Ermenegildo Zegna boutiques worldwide.

Clinique - Introduced in 1968, Clinique skin care and makeup products are all allergy tested and 100% fragrance free and have been designed to address individual skin types and needs.  The products are based on the research and related expertise of leading dermatologists.  Clinique skin care products are generally marketed as part of the 3-Step System: Cleanse, Exfoliate, Moisturize.  Other Clinique skin care products include de-aging solutions to help prevent, halt and diminish the visible effects of sun, wind, stress and pollution and assist in repair to help visibly restore, contour and minimize the look of lines and wrinkles.  Clinique also offers lines of fragrances.

Origins - Introduced in 1990, Origins seeks to create high-performance natural skin care products that are “powered by nature and proven by science.”  Origins also sells makeup, fragrance and hair care products, and has a license agreement to develop and sell products using the name of Dr. Andrew Weil.

M•A•C - Make-up Art Cosmetics, a leading professional makeup brand, was founded in Toronto, Canada in 1984.  We completed our acquisition of M•A•C in 1998.  The brand’s popularity has grown through the endorsement of makeup artists and influencers, accelerated by its social-digital leadership.  Its products comprise a broad line of professional color cosmetics targeting makeup artists and an extremely diverse base of trend-conscious consumers.

Bobbi Brown - Acquired in 1995, Bobbi Brown is an exclusive beauty line developed by celebrated makeup artist Bobbi Brown with a focus on service and teaching women to be their own makeup artists.  The Bobbi Brown line includes color cosmetics, skin care, professional makeup brushes and tools, accessories and fragrances.

La Mer - Acquired in 1995, La Mer products primarily consist of high-end moisturizing creams, lotions, serums and other skin care products.  The line, which is available in very limited distribution in the United States and many other countries, is an extension of the initial Crème de la Mer product.

Aveda - We acquired the Aveda business in 1997 and since then have acquired select Aveda distributors and retail stores.  Aveda creates high performance, botanically-based products for beauty professionals and consumers while continuously striving to conduct business in an environmentally sustainable manner.  Aveda manufactures innovative plant-based hair care, skin care, makeup and lifestyle products.

Jo Malone - We acquired London-based Jo Malone Limited in 1999.  Jo Malone is known for its unique fragrance portfolio and luxury products for the bath, body and home.

Bumble and bumble - We acquired our initial interest in Bumble and bumble in 2000 and fully acquired the brand in 2006.  The New York-based hair care company creates high-quality hair care and styling products distributed through top-tier salons and select prestige retailers.  Products are stylist- and salon-tested and found backstage at fashion shows, photo shoots, on television and film sets.

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

BeautyBank - BeautyBank is the entrepreneurial think tank of the Company.  BeautyBank is dedicated to the ideation, development and incubation of innovative new brand concepts for the Company globally.  Brands developed and marketed under the BeautyBank umbrella include:

•                  FLIRT! -  Established in 2004, FLIRT! is a color-oriented makeup line that allows consumers to be their prettiest and freedom to be their flirtiest.

•                  GoodSkin Labs - Established in 2007, this line of skin care products was created with the expertise of a dermatologist and is sold in a number of countries around the world.

•                  Osiao - Launched in Fall 2012, Osiao is a new brand developed in Asia for the unique needs of Asian skin, inspired by the deep ancestral learning of Traditional Chinese Medicine and the advanced science of modern dermatology.  Through a proprietary diagnostic method, a customized treatment plan is designed to unlock an individual’s unique pathway to radiant skin.

Tom Ford Beauty - In 2005, we entered into a license agreement to develop and distribute fragrances and other beauty products under the Tom Ford brand name.  In 2006, we introduced Tom Ford Black Orchid, the brand’s first signature fragrance.  In 2011, we introduced a full-range luxury cosmetics line.

Ojon - In 2007, we acquired Ojon Corporation, a company that was based in Canada.  Ojon markets naturally-derived, wildcrafted hair and skin care products using ingredients found in the world’s rainforests.

Smashbox - Founded in 1996 and acquired in 2010, Smashbox Cosmetics is a Los Angeles-based, photo studio-inspired makeup brand with products intended to help consumers create gorgeous looks whether at a photo shoot or in everyday life.

In addition, we manufacture and sell products under the Prescriptives, American Beauty and grassroots research labs brands.  We also develop and sell products under a license from Kiton and hold licenses to develop and sell fragrances and other beauty products for the Tory Burch, Marni and Aerin brands.

Our heritage brands are Estée Lauder, Aramis and Designer Fragrances, Clinique and Origins.  M•A•C and Bobbi Brown are our makeup artist brands and our luxury brands are La Mer, Jo Malone and Tom Ford Beauty.

Distribution

We sell our products primarily through limited distribution channels to complement the images associated with our brands.  These channels include more than 30,000 points of sale in over 150 countries and territories and consist primarily of upscale department stores, specialty retailers, upscale perfumeries and pharmacies and prestige salons and spas.  In addition, our products are sold in Company and distributor-operated freestanding stores and other freestanding retail formats (e.g., pop-up stores), our own and authorized retailer websites, stores on cruise ships, in-flight and duty-free shops, and DRTV and certain fragrances are sold in self-select outlets.  As is customary in the cosmetics industry, our practice is to accept returns of our products from retailers if properly requested, authorized and approved.

We maintain a dedicated sales force which sells to our retail accounts in North America and in the major overseas markets, and in the travel retail channel.  We have wholly-owned operations in over 50 countries, and a controlling interest in a joint venture that operates in three countries, through which we market, sell and distribute our products.  In certain countries, we sell our products through select local distributors under contractual arrangements designed to protect the image and position of the brands.  In addition, we sell certain products in select domestic and international military locations.  For information regarding our net sales and long-lived assets by geographic region, see “Item 8. Financial Statements and Supplementary Data – Note 19 – Segment Data and Related Information.”

We sell Aveda products primarily to independent salons and spas, cosmetology schools, third-party distributors and specialty retailers and directly to consumers online, and at our Aveda Experience Centers and certain Aveda Institutes.  There are currently about 8,700 points of sale, primarily in the United States, that sell Aveda products.  Bumble and bumble products are principally sold to about 3,500 independent salons and specialty stores, primarily in the United States.  Darphin products are primarily sold through high-end independent pharmacies, principally in Europe, representing approximately 3,600 points of sale.

As part of our strategy to diversify our distribution, we have been selectively opening new single-brand stores that we or our distributors operate.  The Origins, Aveda and M•A•C brands have been the primary focus for this method of distribution, and we are expanding to other brands.  As of August 19, 2013, we operate approximately 690 single-brand stores worldwide, the majority of which are in the United States, and expect that number to increase moderately over the next several years.  We also operate approximately 130 multi-brand stores.

We primarily sell Flirt!, GoodSkin Labs, American Beauty and grassroots research labs products in approximately 1,100 Kohl’s Department Stores in the United States and internationally in pharmacies, perfumeries and department stores representing approximately 1,400 additional points of sale.

We currently sell products from 15 of our brands directly to consumers online through approximately 180 of our own e-commerce and certain of our m-commerce sites.  Some or all of these brands are sold online in 20 countries including the following: the United States, Canada, the United Kingdom, France, Germany, Austria, Brazil, Russia, Denmark, Italy, Australia, Korea, China and Japan.

Customers

Our strategy is to build strong relationships with selected retailers globally.  Senior management works with executives of our major retail accounts on a regular basis, and we believe we are viewed as an important supplier to these customers.  Our largest customer, Macy’s Inc., sells products primarily within the United States and accounted for 11% of our consolidated net sales for fiscal 2013, 2012 and 2011 and 10% of our accounts receivable as of June 30, 2013 and 2012.

Marketing

Our marketing strategy is built around “Bringing the Best to Everyone We Touch.”  Mrs. Estée Lauder formulated this marketing philosophy to provide “High-Touch” service and high quality products as the foundation for a solid and loyal consumer base.  Our marketing efforts focus principally on communicating the quality, value and benefits of our products.  Each of our brands is distinctively positioned, and is promoted with consistent logos, packaging and advertising designed to enhance its image and differentiate it from other brands.  We regularly advertise our products on television, in magazines and newspapers, by digital and social media, on billboards and through direct mail and photo displays at international airports and seek editorial coverage for our brands and products in publications and other media.  Promotional activities and in-store displays are designed to attract new consumers and introduce existing consumers to different products in the line.  Our marketing efforts also benefit from cooperative advertising programs with retailers, some of which are supported by coordinated promotions, such as purchase with purchase and gift with purchase.  Such activities attract consumers to our counters and allow us to introduce them to our products.  Our marketing and sales executives spend considerable time in the field meeting with consumers, retailers and beauty consultants at the points of sale.  These include Estée Lauder Beauty Advisors, Clinique Consultants, Aramis Selling Specialists, Origins Guides and M•A•C and Bobbi Brown Makeup Artists.  At in-store counters, consumers are offered a “High-Touch” experience with personal consultations to market individual products as well as to provide education on their use and application.  We conduct extensive sampling programs and we pioneered gift with purchase as a sampling program.  We believe that the quality and perceived benefits of sample products have been effective inducements to purchases by new and existing consumers.

Our “High-Touch” approach promotes the total value we offer by leveraging our in-person and virtual assets, as well as merchandising and education, to provide a customized consumer experience.  To support this initiative, we continue to expand our online strategy into a multi-pronged digital strategy that encompasses e-commerce, m-commerce, as well as digital and social media.  We have dedicated resources to implement coordinated, brand-enhancing strategies across all online activities to increase our direct access to consumers.  We continue to use the Internet to educate and inform consumers about certain of our brands.  Currently, 18 of our brands have marketing sites.  In order to continue to offer unparalleled service and set the standard for prestige beauty shopping online, we partner with key “brick and mortar” retailers to strengthen their e-commerce business and drive sales of our brands on their websites, continue to innovate to better meet consumer online shopping preferences (e.g., how-to videos, ratings and reviews and mobile phone and tablet applications), and support e-commerce and m-commerce business via digital and social marketing activities designed to build brand equity and consumer engagement.

Most of our creative marketing work is done by in-house creative teams.  The creative staff designs and produces the sales materials, advertisements and packaging for products in each brand.

Global net expenses for advertising, merchandising, sampling, promotion and product development costs were $2,798.0 million, $2,655.7 million and $2,345.8 million in fiscal 2013, 2012 and 2011, respectively.  These amounts include activities relating to purchase with purchase promotions that are reflected in net sales and cost of sales and gift with purchase promotions that are reflected in cost of sales.

Information Systems

Information systems support business processes including product development, marketing, sales, order processing, production, distribution and finance.  We expect that these systems will continue to provide pertinent inventory and sales data in the short term.  As part of our long-term effort to enhance these systems and increase productivity, we continue to implement our Strategic Modernization Initiative (“SMI”), which includes an enterprise-wide global program that we expect will deliver a single set of integrated data, processes and technologies, which would be scalable and used to standardize business processes across brands, operating units and sales locations.  As part of SMI, we anticipate the continued migration of our operations to SAP-based technologies (“SAP”) with the majority of our locations being enabled through calendar 2014.

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

As of June 30, 2013, we had approximately 500 employees engaged in research and development.  Research and development costs totaled $103.6 million, $96.5 million and $85.7 million in fiscal 2013, 2012 and 2011, respectively.  Research and development costs are expensed as incurred.  We maintain research and development programs at certain of our principal facilities and facilities dedicated to performing research and development, see “Item 2. Properties.”

Manufacturing, Warehousing and Raw Materials

We manufacture our products primarily in the United States, Belgium, Switzerland, the United Kingdom and Canada.  We continue to streamline our manufacturing processes and identify sourcing opportunities to improve innovation, increase efficiencies and reduce costs.  Our major manufacturing facilities operate as “focus” plants that primarily manufacture one type of product (e.g., lipsticks) for all of the principal brands.  Our plants are modern, and our manufacturing processes are substantially automated.  While we believe that our network of manufacturing facilities and third party manufacturers is sufficient to meet current and reasonably anticipated manufacturing requirements, we continue to identify opportunities to make significant improvements in capacity, technology and productivity.  To capitalize on innovation and other supply chain benefits, we continue to utilize a network of third-party manufacturers on a global basis, including an increased percentage of volume in Asia/Pacific to support our growth.

We have established a global distribution network designed to meet the changing demands of our customers while maintaining service levels.  We are continuously evaluating and adjusting this physical distribution network.  We have continued to establish regional distribution centers, including those maintained by third parties, strategically positioned throughout the world in order to facilitate efficient delivery of our products to our customers.

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

Competition

The skin care, makeup, fragrance and hair care businesses are characterized by vigorous competition throughout the world.  Brand recognition, quality, performance, availability and price are some of the factors that impact consumers’ choices among competing products and brands.  Advertising, promotion, merchandising, the pace and timing of new product introductions, line extensions and the quality of in-store demonstrations also have a significant impact on consumers’ buying decisions.  With our numerous brands, sold in various channels, we are one of the world’s leading manufacturers and marketers of skin care, makeup, fragrance and hair care products.  We compete against a number of companies, some of which have substantially greater resources than we do.

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

Trademarks, Patents and Copyrights

We own the trademark rights used in connection with the manufacturing, marketing, distribution and sale of our products both in the United States and in the other principal countries where such products are sold, including Estée Lauder, Clinique, Aramis, Prescriptives, Lab Series, Origins, M•A•C, Bobbi Brown, La Mer, Aveda, Jo Malone, Bumble and bumble, Darphin, American Beauty, Flirt!, GoodSkin Labs, grassroots research labs, Ojon, Smashbox, and Osaio, and the names of many of the products sold under these brands.  We are the exclusive worldwide licensee for fragrances, cosmetics and/or related products for Tommy Hilfiger, Donna Karan New York, DKNY, Kiton, Michael Kors, Tom Ford, Coach, Dr. Andrew Weil, Ermenegildo Zegna, Marni, Aerin and Tory Burch.  For further discussion on license arrangements, including their duration, see “Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies – License Arrangements.”  We protect our trademarks in the United States and significant markets worldwide.  We consider the protection of our trademarks to be important to our business.

A number of our products incorporate patented, patent-pending or proprietary technology.  In addition, several products and packaging for such products are covered by design patents or copyrights.  While we consider these patents and copyrights, and the protection thereof, to be important, no single patent or copyright, or group of patents or copyrights, is considered material to the conduct of our business.

Employees

At June 30, 2013, we had approximately 40,200 full-time employees worldwide (including demonstrators at points of sale who are employed by us), of whom approximately 12,500 are employed in the United States and Canada.  None of our employees in the United States is covered by a collective bargaining agreement.  A limited number of employees outside of the United States are covered by a works council agreement or other syndicate arrangements.

Government Regulation

We and our products are subject to regulation by the Food and Drug Administration and the Federal Trade Commission in the United States, as well as by various other federal, state, local and international regulatory authorities and the regulatory authorities in the countries in which our products are produced or sold.  Such regulations principally relate to the ingredients, manufacturing, labeling, packaging, marketing, shipment, disposal and safety of our products.  We believe that we are in substantial compliance with such regulations, as well as with applicable federal, state, local and international and other countries’ rules and regulations governing the discharge of materials hazardous to the environment or that relate to climate change.  There are no significant capital expenditures for environmental control or climate change matters either planned in the current year or expected in the near future.

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

Executive Officers

The following table sets forth certain information with respect to our executive officers:

Name	Age	Position(s) Held
John Demsey	57	Group President
Amy DiGeso	61	Executive Vice President – Global Human Resources (until September 30, 2013)
Fabrizio Freda	55	President, Chief Executive Officer and a Director
Carl Haney	50	Executive Vice President, Global Research and Development, Corporate Product Innovation, Package Development
Leonard A. Lauder	80	Chairman Emeritus and a Director
Ronald S. Lauder	69	Chairman of Clinique Laboratories, LLC
William P. Lauder	53	Executive Chairman and a Director
Sara E. Moss	66	Executive Vice President and General Counsel
Michael O’Hare	45	Executive Vice President – Global Human Resources (as of September 30, 2013)
Gregory F. Polcer	58	Executive Vice President – Global Supply Chain
Cedric Prouvé	53	Group President – International
Tracey T. Travis	51	Executive Vice President and Chief Financial Officer
Alexandra C. Trower	48	Executive Vice President – Global Communications

John Demsey was appointed Group President in July 2006.  In this role, he is  responsible for the Estée Lauder, M·A·C, Prescriptives, Smashbox, Tom Ford Beauty, Bobbi Brown, Jo Malone, La Mer and Bumble and bumble brands.  In January 2005, Mr. Demsey became Global Brand President of Estée Lauder after serving as President and Managing Director of M·A·C since 1998.  From 1991 to 1998, he held several positions with Estée Lauder, including Senior Vice President of Sales and Education for Estée Lauder USA and Canada.  Before joining us, he worked in sales and marketing for Revlon, Borghese, Alexandra de Markoff Cosmetics, and Lancaster Cosmetics.  He also held various executive retail positions at Bloomingdale’s, Macy’s, Benetton and Saks Fifth Avenue.  Mr. Demsey serves as Chairman of the M·A·C AIDS Fund, is on the Board of Directors of The Jones Group and is active in many other cultural organizations.

Amy DiGeso became Executive Vice President - Global Human Resources in May 2006.  From May 2005, when she joined us, to May 2006 she was Senior Vice President - Global Human Resources.  She was Senior Partner - Global Human Resource in charge of the Human Resources Department at PriceWaterhouseCoopers LLP from May 2001 through June 2003.  From April 1999 through April 2001, Ms. DiGeso was President of the Popular Club Plan, a direct sales subsidiary of Federated Department Stores, and from May 1992 through December 1998, she served in various executive capacities at Mary Kay, Inc., including Chief Executive Officer from November 1996 through December 1998.  Since June 2003, Ms. DiGeso has been engaged in various philanthropic activities.  In June 2013, we announced that Ms. DiGeso will be retiring and that a new Executive Vice President, Global Human Resources has been named effective as of September 30, 2013.  From that date until June 30, 2014, Ms. DiGeso will be Executive Vice President, Senior Advisor to the Executive Chairman and Chief Executive Officer.

Fabrizio Freda has been President and Chief Executive Officer of the Company since July 2009.  During such period, he has continued to lead the implementation of our long-term strategy that has resulted in a substantial increase in our market capitalization.  From March 2008 through June 2009, he was President and Chief Operating Officer of the Company where he oversaw the Clinique, Bobbi Brown, La Mer, Jo Malone, Aveda and Bumble and bumble brands and the Aramis and Designer Fragrances division.  He also was responsible for the Company’s International Division, as well as Global Operations, Research and Development, Packaging, Quality Assurance, Merchandise Design, Corporate Store Design and Retail Store Operations.  Prior to joining the Company, Mr. Freda served in a number of positions of increasing responsibility at The Procter & Gamble Company (“P&G”), where he was responsible for various operating, marketing and key strategic efforts for over 20 years.  From 2001 through 2007 Mr. Freda was President, Global Snacks, at P&G. Mr. Freda also spent more than a decade in the Health and Beauty Care division at P&G.  From 1986 to 1988 he directed marketing and strategic planning for Gucci SpA.  Mr. Freda is also a member of the Board of Directors of BlackRock, Inc., a global investment manager.

Carl Haney became Executive Vice President, Global Research and Development, Corporate Product Innovation, Package Development in January 2012.  Prior to joining the Company, Mr. Haney was Vice President, R&D Global, Male Grooming, Gillette, Braun and Devices, leading teams in all aspects of innovation, including product, packaging, process development and engineering at The Procter & Gamble Company (“P&G”) from 2007 through May 2012.  Mr. Haney started his career at P&G in 1984, and over the years held numerous leadership positions in locations around the world.  In 1997, he was promoted to Director, Latin America Beauty Care R&D.  Mr. Haney also held R&D leadership roles for P&G Global Cosmetics and Oral Care and led P&G innovation teams in Latin America, Europe and Asia.

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

William P. Lauder is Executive Chairman and, in such role, he is Chairman of the Board of Directors.  He was Chief Executive Officer of the Company from March 2008 through June 2009 and President and Chief Executive Officer from July 2004 through February 2008.  From January 2003 through June 2004, he was Chief Operating Officer.  From July 2001 through 2002, he was Group President responsible for the worldwide business of the Clinique and Origins brands and the Company’s retail store and online operations.  From 1998 to 2001, he was President of Clinique Laboratories, LLC.  Prior to 1998, he was President of Origins Natural Resources Inc., and he had been the senior officer of that division since its inception in 1990.  Prior thereto, he served in various positions since joining the Company in 1986.  He is a member of the Board of Directors of Jarden Corporation.  Additionally, within the past five years, Mr. Lauder served as a director of GLG Partners, Inc. and True Temper Sports, Inc.  He also currently serves as Chairman of the Board of the Fresh Air Fund, a member of the Boards of Trustees of The University of Pennsylvania and The Trinity School in New York City, the Boards of Directors of the 92nd Street Y and the Partnership for New York City, and the Advisory Board of Zelnick Media.

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

Michael O’Hare will join the Company on September 30, 2013 as Executive Vice President, Global Human Resources.  As noted above, he is succeeding Amy DiGeso.  Mr. O’Hare joins the Company from Heineken N.V., a global brewer based in the Netherlands, where he served since 2009 as Global Chief Human Resources Officer.  Previously, he spent 13 years at PepsiCo, a global food and beverage company, where he held a variety of senior roles in Human Resources, including Chief Personnel Officer/Vice President for Asia Pacific.

Gregory F. Polcer became Executive Vice President - Global Supply Chain in July 2008.  He is responsible for Global Direct and Indirect Procurement, Manufacturing, Logistics, Quality Assurance and Environmental Affairs and Safety and has shared leadership for Corporate Responsibility.  From 1988 to 2008, he worked for Unilever where he designed and implemented global, regional and local initiatives.  Most recently, from 2006 to 2008, he served as the Senior Vice President, Supply Chain for Unilever where he integrated the North and Latin American Supply Chains, provided senior leadership for all global supply management and established a global outsourcing plan.  He served as Senior Vice President, Supply Chain - North America from 2005 to 2006 and Senior Vice President, Supply Chain, Home and Personal Care – North America from 2002 to 2004.

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

Tracey T. Travis joined the Company in August 2012 as Executive Vice President and Chief Financial Officer.  Prior to joining the Company, Ms. Travis had been Senior Vice President and Chief Financial Officer of Ralph Lauren Corporation since 2005, responsible for Global Finance, Internal Audit, Treasury, Tax, Business Development, Investor Relations and Global Information Technology.  Previously, Ms. Travis was Senior Vice President, Finance of Intimate Brands for Limited Brands, Inc. from 2002 to 2004.  She also spent a decade at PepsiCo Inc. and the Pepsi Bottling Group, where she held operations management and finance roles.  She began her career as an engineer and financial analyst at General Motors Company.  Ms. Travis is a member of the Board of Directors of Campbell Soup Company.

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

We face vigorous competition from companies throughout the world, including multinational consumer product companies.  Some of these competitors have greater resources than we do and may be able to respond to changing business and economic conditions more quickly than us.  Competition in the beauty business is based on pricing of products, innovation, perceived value, service to the consumer, promotional activities, advertising, special events, new product introductions, e-commerce and m-commerce initiatives and other activities.  It is difficult for us to predict the timing and scale of our competitors’ actions in these areas.  Also, the consolidation in the retail trade has resulted in us becoming increasingly dependent on key retailers, including large-format retailers, who have increased their negotiating strength.  This could result in an increased risk related to the concentration of our customers.  A severe adverse impact on the business operations of our customers could have a corresponding material adverse effect on us.  Our ability to compete also depends on the continued strength of our brands, our ability to attract and retain key talent and other personnel, the efficiency of our manufacturing facilities and distribution network, and our ability to maintain and protect our intellectual property and those other rights used in our business.  In addition, certain of our key retailers around the world market and sell competing brands or are owned or otherwise affiliated with companies that market and sell competing brands.  Our inability to continue to compete effectively in key countries around the world could have an adverse impact on our business.

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

Achieving our long-term strategy will require investment in new capabilities, brands, categories, distribution channels, technologies and emerging and more mature geographic markets.  These investments may result in short-term costs without any current revenues and, therefore, may be dilutive to our earnings, at least in the short term.  In addition, we may dispose of or discontinue select brands or streamline operations and incur costs or restructuring and other charges in doing so.  Although we believe that our strategy will lead to long-term growth in revenue and profitability, we may not realize, in full or in part, the anticipated benefits.  The failure to realize benefits, which may be due to our inability to execute plans, global or local economic conditions, competition, changes in the beauty industry and the other risks described herein, could have a material adverse effect on our business, financial condition and results of operations.

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

A general economic downturn, or sudden disruption in business conditions may affect consumer purchases of discretionary items and/or the financial strength of our customers that are retailers, which could adversely affect our financial results.

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

In addition, sudden disruptions in business conditions, for example, as a consequence of events such as a pandemic or local or international conflicts around the world, or as a result of a terrorist attack, retaliation and the threat of further attacks or retaliation, or as a result of adverse weather conditions or climate changes or seismic events, can have a short-term and, sometimes, long-term impact on consumer spending.

Events that impact consumers’ willingness or ability to travel and/or purchase our products while traveling may impact our business, including travel retail, a significant contributor to our overall results, and our strategy to market and sell products to international travelers at their destinations.

A downturn in the economies of, or continuing recessions in, the countries where we sell our products or a sudden disruption of business conditions in those countries could adversely affect consumer confidence, the financial strength of our retailers and our sales and profitability.  We continue to see weakness due to global economic uncertainties and volatility in financial markets, particularly in certain Southern European countries and Korea.  Elsewhere, we are cautious of a slowing retail environment in the United States in the short term and that a slowing of the future growth trend of the Chinese economy may temper our retail sales growth, including that of our travel retail business.

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

Our business is subject to numerous laws, regulations and policies.  Changes in the laws, regulations and policies, including the interpretation or enforcement thereof, that affect, or will affect, our business, including changes in accounting standards, tax laws and regulations, laws and regulations relating to data privacy, anti-corruption, advertising, manufacturing, distribution, product registration, ingredients, chemicals and packaging, laws in Europe and elsewhere relating to selective distribution, environmental or climate change laws, regulations or accords, trade rules and customs regulations, and the outcome and expense of legal or regulatory proceedings, and any action we may take as a result could adversely affect our financial results.

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

As we operate in various locations around the world, our operations in certain countries are subject to significant governmental scrutiny and may be adversely impacted by the results of such scrutiny.  The regulatory environment with regard to our business is evolving, and officials often exercise broad discretion in deciding how to interpret and apply applicable regulations.  From time to time, we may receive formal and informal inquiries from various government regulatory authorities, as well as self-regulatory organizations, about our business and compliance with local laws, regulations or standards.  Any determination that our operations or activities, or the activities of our employees, are not in compliance with existing laws, regulations or standards could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, or similar results, all of which could potentially harm our business and/or reputation.  Even if an inquiry does not result in these types of determinations, it potentially could create negative publicity which could harm our business and/or reputation.

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

We operate on a global basis, with a majority of our fiscal 2013 net sales and operating income generated outside the United States.

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

We maintain offices in over 50 countries and have key operational facilities located outside the United States that manufacture, warehouse or distribute goods for sale throughout the world.  Foreign operations are subject to many risks and uncertainties, including:

•                fluctuations in foreign currency exchange rates, which can affect our results of operations, the value of our foreign assets, the relative prices at which we and foreign competitors sell products in the same markets and the cost of certain inventory and non-inventory items required in our operations;

•                foreign laws, regulations and policies, including restrictions on trade, import and export license requirements, and tariffs and taxes, as well as United States laws and regulations relating to foreign trade, operations and investment;

•                lack of well-established or reliable legal and administrative systems in certain countries in which we operate; and

•                adverse weather conditions, currency exchange controls, and social, economic and geopolitical conditions, such as terrorist attacks, war or other military action.

These risks could have a material adverse effect on our business, prospects, reputation, results of operations and financial condition.

A disruption in operations or our supply chain could adversely affect our business and financial results.

As a company engaged in manufacturing and distribution on a global scale, we are subject to the risks inherent in such activities, including industrial accidents, environmental events, strikes and other labor disputes, disruptions in supply chain or information systems, loss or impairment of key manufacturing sites or suppliers, product quality control, safety, increase in commodity prices and energy costs, licensing requirements and other regulatory issues, as well as natural disasters and other external factors over which we have no control.  If such an event were to occur, it could have an adverse affect on our business and financial results.

We use a wide variety of direct and indirect suppliers of goods and services from around the world.  Some of our products rely on single or a limited number of suppliers.  Changes in the financial or business condition of our suppliers could subject us to losses or adversely affect our ability to bring products to market.  Further, the failure of our suppliers to deliver goods and services in sufficient quantities, in compliance with applicable standards, and in a timely manner could adversely affect our customer service levels and overall business.  In addition, any increases in the costs of goods and services for our business may adversely affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies in our operations.

Our information systems and websites may be susceptible to cybersecurity breaches, outages, and other risks.

We have information systems that support our business processes, including product development, marketing, sales, order processing, production, distribution, finance and intracompany communications throughout the world.  We have e-commerce, m-commerce and other Internet websites in the United States and many other countries.  These systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events.  Despite the implementation of network security measures, our systems may be vulnerable to cybersecurity breaches such as computer viruses, break-ins and similar disruptions from unauthorized tampering.  The occurrence of these or other events could disrupt or damage our information systems and adversely affect our business and results of operations.

Failure to adequately maintain the security of our electronic and other confidential information could materially adversely affect our financial condition and results of operations.

We are dependent upon automated information technology processes.  As part of our normal business activities, we collect and store certain information that is confidential, proprietary or otherwise sensitive, including personal information with respect to customers and employees.  We may share some of this information with vendors who assist us with certain aspects of our business.  Moreover, the success of our e-commerce and m-commerce operations depends upon the secure transmission of confidential and personal data over public networks, including the use of cashless payments.  Any failure on the part of us or our vendors to maintain the security of our confidential data and our employees’ and customers’ personal information, including via the penetration of our network security and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also result in deterioration in our employees’ and customers’ confidence in us and other competitive disadvantages, and thus could have a material adverse impact on our business, financial condition and results of operations. In addition, a security breach could require that we expend significant additional resources to enhance our information security systems and could result in a disruption to our operations.

We are subject to risks associated with implementing global information systems.

As part of our Strategic Modern Initiative (“SMI”), we are implementing enterprise-wide global programs intended to deliver a single set of integrated data, processes and technologies, which would be scalable and used to standardize business processes across brands, regions and functions.  We anticipate the continued migration of our operations to SAP, with the majority of our locations to be enabled through calendar 2014.  We are also implementing other systems, including global human resource management systems and retail operating systems.  Like most entity-wide changes to software systems, the implementation of SMI and other systems involve risks and uncertainties.  Failure to implement SMI and other systems as planned, in terms of timing, specifications and/or costs could have an adverse impact on our business and results of operations.

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

Our business planning process is designed to maximize our long-term strength, growth and profitability, not to achieve an earnings target in any particular fiscal quarter.  We believe that this longer-term focus is in the best interests of the Company and our stockholders.  At the same time, however, we recognize that it may be helpful to provide investors with guidance as to our forecast of net sales, earnings per share and other financial metrics or projections.  Accordingly, when we announced our year-end financial results for fiscal 2013, we provided guidance as to a number of assumptions, including our expected net sales and earnings per share for the fiscal year ending June 30, 2014 and the quarter ending September 30, 2013.  While we generally expect to provide updates to our guidance when we report our results each fiscal quarter, we assume no responsibility to update any of our forward-looking statements at such times or otherwise.  In addition, the longer-term guidance we provide is based on goals that we believe, at the time guidance is given, are reasonably attainable for growth and performance over a number of years.  Such targets are more difficult to predict than our current quarter and fiscal year expectations.

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

As of August 19, 2013, members of the Lauder family beneficially own, directly or indirectly, shares of the Company’s Class A Common Stock (with one vote per share) and Class B Common Stock (with 10 votes per share) having 86% of the outstanding voting power of the Common Stock.  In addition, there are four members of the Lauder family who are employees, including three who are members of our Board of Directors.  Another family member is on our board and is a party to a consulting agreement and a license agreement with us.  As a result of the stock ownership and their positions at the Company, the Lauder family has the ability to exercise significant control and influence over our business, including, without limitation, all matters requiring stockholder approval, including the election of directors, amendments to the certificate of incorporation and significant corporate transactions, such as a merger or other sale of our Company or its assets, for the foreseeable future.

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

Item 2.  Properties.

The following table sets forth our principal owned and leased manufacturing, assembly, research and development and distribution facilities as of August 19, 2013.  The leases expire at various times through 2028 subject to certain renewal options.

Location		Use	Approximate Square Footage

The Americas
Blaine, Minnesota	Owned	Manufacturing and R&D	275,000
Blaine, Minnesota	Leased	Distribution	187,000
Melville, New York	Owned	Manufacturing	353,000
Melville, New York	Owned	R&D	134,000
Bristol, Pennsylvania	Leased	Manufacturing	67,000
Bristol, Pennsylvania	Leased	Manufacturing and Assembly	100,000
Bristol, Pennsylvania	Leased	Distribution	782,000
Trevose, Pennsylvania	Leased	Manufacturing and Assembly	80,000
Agincourt, Ontario, Canada	Owned	Manufacturing	96,000
Markham, Ontario, Canada	Leased	Manufacturing	137,000
Markham, Ontario, Canada	Leased	R&D	42,000
Toronto, Ontario, Canada	Leased	Distribution	186,000

Europe, the Middle East & Africa
Oevel, Belgium	Owned	Manufacturing	113,000
Oevel, Belgium	Leased	Manufacturing and R&D	70,000
Oevel, Belgium	Leased	Distribution	100,000
Kerpen, Germany	Leased	Distribution	98,000
Sandton, South Africa	Leased	Distribution	63,750
Madrid, Spain	Leased	Distribution	90,000
Lachen, Switzerland	Owned	Manufacturing	53,000
Lachen, Switzerland	Owned	Distribution	125,000
Hampshire, United Kingdom	Leased	Distribution	203,000
Petersfield, United Kingdom	Owned	Manufacturing	225,000

Asia/Pacific
Alexandria, Australia	Leased	Distribution	87,150
Shanghai, China	Leased	R&D	20,925
Shanghai, China	Leased	Distribution	71,400
Hong Kong	Leased	Distribution	90,000
Tokyo, Japan	Leased	Distribution	187,000
Yongin, Korea	Leased	Distribution	160,000

We own, lease and occupy numerous offices, assembly and distribution facilities and warehouses in the United States and abroad.  We consider our properties to be generally in good condition and believe that our facilities are adequate for our operations and provide sufficient capacity to meet anticipated requirements.  We lease approximately 608,000 square feet of rentable space for our principal offices in New York, New York and own an office building of approximately 57,000 square feet in Melville, New York.  As of August 19, 2013, we directly operated approximately 820 retail stores.

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

During the fiscal 2007 fourth quarter, the former owner of the Darphin brand initiated litigation in the Paris Commercial Court against us seeking to recover €60.0 million ($78.3 million at the exchange rate at June 30, 2013) that he claims he was owed as additional consideration for the sale of Darphin to us in April 2003.  On December 23, 2011, the Paris Commercial Court issued its judgment, awarding the former owner €22.9 million ($29.9 million at the exchange rate at June 30, 2013) plus interest from 2007.  We have filed our appeal with the Paris Court of Appeal and oral arguments for the appeal are scheduled for December 2013.  In accordance with the judgment, in January 2012, we paid €25.3 million ($33.0 million at the exchange rate at June 30, 2013) to the former owner and received from him a bank guarantee to assure repayment to us of such sum (or any part thereof) in the event that the judgment is reversed by the Paris Court of Appeal.  Based upon our assessment of the case, as well as the advice of external counsel, we are maintaining the amount we previously accrued as an amount that we believe will ultimately be paid based on the probable outcome of the appeal.  Such amount is less than the Paris Commercial Court’s award.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant’s Common Equity and Related Stockholder Matters

Our Class A Common Stock is publicly traded on the New York Stock Exchange under the symbol “EL.”  The following table shows the high and low per share sales prices as reported on the New York Stock Exchange Composite Tape and the cash dividends per share declared in fiscal 2013 and fiscal 2012:

	Fiscal 2013			Fiscal 2012
	High	Low	Cash Dividends	High	Low	Cash Dividends

First Quarter	$62.24	$49.81	$—	$54.39	$42.83	$—
Second Quarter	65.00	56.04	.72	60.37	40.76	.525
Third Quarter	66.51	59.90	.18	63.92	54.00	—
Fourth Quarter	72.70	62.29	.18	65.60	51.82	—

Fiscal Year	72.70	49.81	$1.08	65.60	40.76	$.525

We expect to continue the payment of cash dividends in the future, but there can be no assurance that the Board of Directors will continue to declare them.  We transitioned to a quarterly dividend payout schedule for our Class A and Class B Common Stock beginning in the fiscal 2013 third quarter.  Accordingly, the total cash dividends per share in fiscal 2013 is equivalent to six quarterly dividends.  As a result, the total value of cash dividends per share expected to be paid in fiscal 2014 will be lower than the dividends per share paid in fiscal 2013.

On August 14, 2013, a dividend was declared in the amount of $.18 per share on our Class A and Class B Common Stock.  The dividend is payable in cash on September 16, 2013 to stockholders of record at the close of business on August 30, 2013.

As of August 19, 2013, there were 8,464 record holders of Class A Common Stock and 17 record holders of Class B Common Stock.

Share Repurchase Program

We are authorized by the Board of Directors to repurchase up to 216.0 million shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  As of June 30, 2013, the cumulative total of acquired shares pursuant to the authorization was 167.1 million, reducing the remaining authorized share repurchase balance to 48.9 million.  During fiscal 2013, we purchased approximately 6.0 million shares pursuant to the authorization for $342.6 million as outlined in the following table:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
July 2012	1,326,056	(2)	$52.52	1,286,000	13,628,202
August 2012	932,600		55.23	932,600	12,695,602
September 2012	734,745	(3)	60.22	509,369	12,186,233
October 2012	569,888	(2)	61.15	89,900	12,096,333
November 2012	1,602,317	(2)	58.04	1,602,300	50,494,033
December 2012	566,997	(2)	58.64	566,815	49,927,218
January 2013	396,800		59.18	396,800	49,530,418
February 2013	213,300		61.47	213,300	49,317,118
March 2013	967	(2)	63.83	—	49,317,118
April 2013	—		—	—	49,317,118
May 2013	105	(2)	65.35	—	49,317,118
June 2013	375,000		65.33	375,000	48,942,118
	6,718,775		$57.70	5,972,084	48,942,118

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

Subsequent to June 30, 2013 and as of August 19, 2013, we purchased approximately 0.6 million additional shares of Class A Common Stock for $41.8 million pursuant to our share repurchase program.

Item 6.  Selected Financial Data.

The table below summarizes selected financial information.  For further information, refer to the audited consolidated financial statements and the notes thereto beginning on page F-1 of this report.

	Year Ended or at June 30
	2013 (a)	2012 (a)	2011 (a)	2010 (a)	2009 (a)
	(In millions, except per share data)
Statement of Earnings Data:
Net sales	$10,181.7	$9,713.6	$8,810.0	$7,795.8	$7,323.8
Gross profit	8,155.8	7,717.8	6,873.1	5,966.4	5,442.2
Operating income	1,526.0	1,311.7	1,089.4	789.9	418.4
Interest expense, net	54.8	61.1	63.9	74.3	75.7
Interest expense on debt extinguishment (b)	19.1	—	—	27.3	—
Other income (c)	23.1	10.5	—	—	—
Earnings before income taxes	1,475.2	1,261.1	1,025.5	688.3	342.7
Provision for income taxes	451.4	400.6	321.7	205.9	115.9
Net earnings	1,023.8	860.5	703.8	482.4	226.8
Net earnings attributable to noncontrolling interests	(4.0)	(3.6)	(3.0)	(4.1)	(8.4)
Net earnings attributable to The Estée Lauder Companies Inc.	1,019.8	856.9	700.8	478.3	218.4
Cash Flow Data:
Net cash flows provided by operating activities	$1,226.3	$1,126.7	$1,027.0	$956.7	$696.0
Net cash flows used for investing activities	(465.5)	(428.3)	(606.9)	(281.4)	(339.5)
Net cash flows provided by (used for) financing activities	(611.5)	(585.1)	(313.1)	(406.1)	125.8
Per Share Data:
Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$2.63	$2.20	$1.78	$1.21	$0.56
Diluted	$2.58	$2.16	$1.74	$1.19	$0.55
Weighted-average common shares outstanding:
Basic	387.6	388.7	394.0	395.4	392.6
Diluted	394.9	397.0	402.4	401.5	395.5
Cash dividends declared per common share	$1.08	$.525	$.375	$.275	$.275
Balance Sheet Data:
Working capital	$2,362.6	$1,729.3	$1,743.2	$1,548.8	$1,453.3
Total assets	7,145.2	6,593.0	6,273.9	5,335.6	5,176.6
Total debt (b) (d)	1,344.3	1,288.1	1,218.1	1,228.4	1,421.4
Stockholders’ equity - The Estée Lauder Companies Inc.	3,286.9	2,733.2	2,629.4	1,948.4	1,640.0

(a) Fiscal 2013 results included $11.7 million, after tax, or $.03 per diluted share related to total charges associated with restructuring activities.  Fiscal 2012 results included $44.1 million, after tax, or $.11 per diluted share related to total charges associated with restructuring activities.  Fiscal 2011 results included $41.7 million, after tax, or $.10 per diluted share related to total charges associated with restructuring activities.  Fiscal 2010 results included $55.9 million, after tax, or $.14 per diluted share related to total charges associated with restructuring activities.  Fiscal 2009 results included $61.7 million, after tax, or $.16 per diluted share related to total charges associated with restructuring activities.

(b) In September 2012, we redeemed the $230.1 million principal amount of our 7.75% Senior Notes due November 1, 2013 (“2013 Senior Notes”) at a price of 108% of the principal amount.  We recorded a pre-tax expense on the extinguishment of debt of $19.1 million ($12.2 million after tax, or $.03 per diluted share) representing the call premium of $18.6 million and the pro-rata write-off of $0.5 million of issuance costs and debt discount.  In May 2010, we completed a cash tender offer for $130.0 million principal amount of our 6.00% Senior Notes due January 15, 2012 at a price of 108.500% of the principal amount and for $69.9 million principal amount of our 2013 Senior Notes at a tender price of 118.813% of the principal amount.  During the fourth quarter of fiscal 2010, we recorded a pre-tax expense on the extinguishment of debt of $27.3 million representing the tender premium, the pro-rata write-off of unamortized terminated interest rate swap, issuance costs and debt discount, and tender offer costs associated with both series of notes.

(c) In December 2012, we amended the agreement related to the August 2007 sale of Rodan + Fields (a brand then owned by us) to receive a fixed amount in lieu of future contingent consideration and other rights.  Accordingly, we recognized $22.4 million, net of discount of $0.4 million, which has been classified as other income in our consolidated statement of earnings.  Prior to this amendment, we earned and received $0.7 million of contingent consideration.  In November 2011, we settled a commercial dispute with third parties that was outside our normal operations.  In connection therewith, we received a $10.5 million cash payment, which has been classified as other income in our consolidated statement of earnings.

(d) In August 2012, we issued $250.0 million of 2.35% Senior Notes due August 15, 2022 and $250.0 million of 3.70% Senior Notes due August 15, 2042 in a public offering.  We used the net proceeds of the offering to redeem the 2013 Senior Notes and for general corporate purposes.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition at June 30, 2013 and our results of operations for the three fiscal years ended June 30, 2013 are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These estimates and assumptions can be subjective and complex and, consequently, actual results could differ from those estimates.  We consider accounting estimates  to be critical if both (i) the nature of the estimate or assumption is material due to the levels of subjectivity and judgment involved, and (ii) the impact within a reasonable range of outcomes of the estimate and assumption is material to the Company’s financial condition.  Our most critical accounting policies relate to revenue recognition, inventory, pension and other post-retirement benefit costs, goodwill, other intangible assets and long-lived assets and income taxes.

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

Revenues are reported on a net sales basis, which is computed by deducting from gross sales the amount of actual product returns received, discounts, incentive arrangements with retailers and an amount established for anticipated product returns.  Our practice is to accept product returns from retailers only if properly requested, authorized and approved.  In accepting returns, we typically provide a credit to the retailer against accounts receivable from that retailer.  As a percentage of gross sales, returns were 3.3% in fiscal 2013 and 3.5% in fiscal 2012 and 2011.

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

In the ordinary course of business, we have established an allowance for doubtful accounts and customer deductions based upon the evaluation of accounts receivable aging, specific exposures and historical trends.  Our allowance for doubtful accounts and customer deductions is a subjective critical estimate that has a direct impact on reported net earnings.  The allowance for doubtful accounts was $22.7 million and $31.1 million as of June 30, 2013 and 2012, respectively.  The allowance for doubtful accounts was reduced by $23.0 million, $13.8 million and $9.9 million for customer deductions and write-offs in fiscal 2013, 2012 and 2011, respectively, and increased by $14.6 million, $11.0 million and $9.5 million for additional provisions in fiscal 2013, 2012 and 2011, respectively.

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

The amounts needed to fund future payouts under our defined benefit pension and post-retirement benefit plans are subject to numerous assumptions and variables.  Certain significant variables require us to make assumptions that are within our control such as an anticipated discount rate, expected rate of return on plan assets and future compensation levels.  We evaluate these assumptions with our actuarial advisors and select assumptions that we believe reflect the economics underlying our pension and post-retirement obligations.  While we believe these assumptions are within accepted industry ranges, an increase or decrease in the assumptions or economic events outside our control could have a direct impact on reported net earnings.

The discount rate for each plan used for determining future net periodic benefit cost is based on a review of highly rated long-term bonds.  For fiscal 2013, we used a discount rate for our Domestic Plans of 3.90% and varying rates on our international plans of between 1.00% and 7.00%.  The discount rate for our Domestic Plans is based on a bond portfolio that includes only long-term bonds with an Aa rating, or equivalent, from a major rating agency.  As of June 30, 2013, we used an above-mean yield curve, rather than the broad-based yield curve we used before, because we believe it represents a better estimate of an effective settlement rate of the obligation, and the timing and amount of cash flows related to the bonds included in this portfolio are expected to match the estimated defined benefit payment streams of our Domestic Plans.  The benefit obligation of our Domestic Plans would have been higher by approximately $34 million at June 30, 2013 had we not used the above-mean yield curve.  For our international plans, the discount rate in a particular country was principally determined based on a yield curve constructed from high quality corporate bonds in each country, with the resulting portfolio having a duration matching that particular plan.

For fiscal 2013, we used an expected return on plan assets of 7.50% for our U.S. Qualified Plan and varying rates of between 2.25% and 7.00% for our international plans.  In determining the long-term rate of return for a plan, we consider the historical rates of return, the nature of the plan’s investments and an expectation for the plan’s investment strategies.  See “Item 8.  Financial Statements and Supplementary Data – Note 12 – Pension, Deferred Compensation and Post-retirement Benefit Plans” for details regarding the nature of our pension and post-retirement plan investments.  The difference between actual and expected return on plan assets is reported as a component of accumulated other comprehensive income.  Those gains/losses that are subject to amortization over future periods will be recognized as a component of the net periodic benefit cost in such future periods.  For fiscal 2013, our pension plans had actual return on assets of approximately $74 million as compared with expected return on assets of approximately $64 million.  The resulting net deferred gain of approximately $10 million, when combined with gains and losses from previous years, will be amortized over periods ranging from approximately 7 to 22 years.  The actual return on plan assets from our international pension plans exceeded expectations, primarily reflecting a strong performance from fixed income and equity investments.  The lower than expected return on assets from our U.S. Qualified Plan was primarily due to weakness in our fixed income investments, partially offset by our strong equity returns.

A 25 basis-point change in the discount rate or the expected rate of return on plan assets would have had the following effect on fiscal 2013 pension expense:

(In millions)	25 Basis-Point Increase	25 Basis-Point Decrease

Discount rate	$(3.5)	$3.9
Expected return on assets	$(2.5)	$2.7

Our post-retirement plans are comprised of health care plans that could be impacted by health care cost trend rates, which may have a significant effect on the amounts reported.  A one-percentage-point change in assumed health care cost trend rates for fiscal 2013 would have had the following effects:

(In millions)	One-Percentage-Point Increase	One-Percentage-Point Decrease

Effect on total service and interest costs	$1.3	$(1.1)
Effect on post-retirement benefit obligations	$12.4	$(11.1)

To determine the fiscal 2014 net periodic benefit cost, we are using discount rates of 4.90% and 4.30% for the U.S. Qualified Plan and the non-qualified domestic noncontributory pension plan, respectively, and varying rates for our international plans of between 1.00% and 7.25%.  We are using an expected return on plan assets of 7.50% for the U.S. Qualified Plan and varying rates for our international pension plans of between 2.25% and 7.25%.  The net change in these assumptions from those used in fiscal 2013 will result in a decrease in pension expense of approximately $5 million in fiscal 2014, of which approximately $3 million is attributable to using the above-mean yield curve for our Domestic Plans, as previously discussed.

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

The key estimates and factors used in these two approaches include, but are not limited to, revenue growth rates and profit margins based on internal forecasts, terminal value, the weighted-average cost of capital used to discount future cash flows and comparable market multiples.  The following fiscal 2013 estimates and factors exclude those related to our Darphin reporting unit, for which we recorded an impairment charge of the remainder of its goodwill (see Goodwill and Other Intangible Asset Impairments).  The fiscal 2013 compound annual growth rate of sales for the first five to eight years of our projections, as considered appropriate for the individual reporting units, ranged between 5% and 22% with the higher growth rates in certain of the Company’s smaller reporting units that are expected to continue the growth that they have exhibited over the past several years.  The fiscal 2012 compound annual growth rate of sales for the first five to eight years of our projections ranged between 5% and 18% with the higher growth rates in those reporting units that start with the smallest base in fiscal 2012.  For reporting units with positive earnings, growth in the corresponding earnings before interest and taxes ranged from 7% to 49% in fiscal 2013 as compared with 7% to 47% in fiscal 2012.  The terminal growth rates were projected at 3% after five to eight years in fiscal 2013 and fiscal 2012, which reflects our estimate of long term market and gross domestic product growth.  The weighted-average cost of capital used to discount future cash flows ranged from 8% to 15% in fiscal 2013 as compared with 8% to 16% in fiscal 2012.  The range of market multiples used in our fiscal 2013 impairment testing was from 1.5 to 3.5 times trailing-twelve-month sales and 8.5 to 13.0 times trailing-twelve-month earnings before interest, taxes and depreciation and amortization.  The range of market multiples used in our fiscal 2012 impairment testing was from 1.7 to 3.3 times trailing-twelve-month sales and between 10.0 to 12.5 times trailing-twelve-month earnings before interest, taxes and depreciation and amortization.  Future changes in these estimates and assumptions could materially affect the results of our reviews for impairment of goodwill.  However, a decrease of 100 basis points in our terminal growth rate or an increase of 100 basis points in our weighted-average cost of capital would still result in a fair value calculation exceeding our book value for each of our reporting units.  Changes in the valuation assumptions from those used in the prior year primarily reflect the impact of the current economic environment on the reporting units and their projected future results of operations.

To determine fair value of other indefinite-lived intangible assets, we use an income approach, the relief-from-royalty method.  This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset.  Other indefinite-lived intangible assets’ fair values require significant judgments in determining both the assets’ estimated cash flows as well as the appropriate discount and royalty rates applied to those cash flows to determine fair value.  Changes in such estimates or the application of alternative assumptions could produce significantly different results.  The following fiscal 2013 estimates exclude those related to the Darphin trademark, for which we recorded an impairment charge for its remaining carrying value (see Goodwill and Other Intangible Asset Impairments).  The fiscal 2013 and fiscal 2012 terminal growth rate applied to future cash flows was 3% and the fiscal 2013 and fiscal 2012 discount rates ranged from 10% to 18%.  The fiscal 2013 and fiscal 2012 royalty rates ranged from 0.5% to 12%.

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

Income Taxes

We account for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns.  As of June 30, 2013, we have current net deferred tax assets of $296.0 million and non-current net deferred tax assets of $50.3 million.  The net deferred tax assets assume sufficient future earnings for their realization, as well as the continued application of currently anticipated tax rates.  Included in net deferred tax assets is a valuation allowance of $92.9 million for deferred tax assets, where management believes it is more-likely-than-not that the deferred tax assets will not be realized in the relevant jurisdiction.  Based on our assessments, no additional valuation allowance is required.  If we determine that a deferred tax asset will not be realizable, an adjustment to the deferred tax asset will result in a reduction of net earnings at that time.

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

Quantitative Analysis

During the three-year period ended June 30, 2013, there have not been material changes in the assumptions underlying these critical accounting policies, nor to the related significant estimates.  The results of our business underlying these assumptions have not differed significantly from our expectations.

While we believe that the estimates that we have made are proper and the related results of operations for the period are presented fairly in all material respects, other assumptions could reasonably be justified that would change the amount of reported net sales, cost of sales, operating expenses or our provision for income taxes as they relate to the provisions for anticipated sales returns, allowance for doubtful accounts, inventory obsolescence reserve and income taxes.  For fiscal 2013, had these estimates been changed simultaneously by 2.5% in either direction, our reported gross profit would have increased or decreased by approximately $6.3 million, operating expenses would have changed by approximately $0.8 million and the provision for income taxes would have increased or decreased by approximately $0.7 million.  The collective impact of these changes on operating income, net earnings attributable to The Estée Lauder Companies Inc., and net earnings attributable to The Estée Lauder Companies Inc. per diluted common share would be an increase or decrease of approximately $7.1 million, $6.4 million and $.02, respectively.

RESULTS OF OPERATIONS

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories which are distributed in over 150 countries and territories.  The following table is a comparative summary of operating results for fiscal 2013, 2012 and 2011 and reflects the basis of presentation described in “Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies and Note 19 – Segment Data and Related Information” for all periods presented.  Products and services that do not meet our definition of skin care, makeup, fragrance and hair care have been included in the “other” category.

	Year Ended June 30
	2013	2012	2011
	(In millions)
NET SALES
By Region:
The Americas	$4,302.9	$4,101.1	$3,796.3
Europe, the Middle East & Africa	3,758.7	3,603.2	3,257.6
Asia/Pacific	2,121.6	2,011.4	1,760.7
	10,183.2	9,715.7	8,814.6
Returns associated with restructuring activities	(1.5)	(2.1)	(4.6)
Net Sales	$10,181.7	$9,713.6	$8,810.0

By Product Category:
Skin Care	$4,465.3	$4,225.2	$3,718.6
Makeup	3,876.9	3,696.8	3,370.8
Fragrance	1,310.8	1,271.0	1,236.0
Hair Care	488.9	462.4	432.3
Other	41.3	60.3	56.9
	10,183.2	9,715.7	8,814.6
Returns associated with restructuring activities	(1.5)	(2.1)	(4.6)
Net Sales	$10,181.7	$9,713.6	$8,810.0

OPERATING INCOME (LOSS)
By Region:
The Americas	$423.2	$288.4	$244.9
Europe, the Middle East & Africa	813.4	746.3	651.9
Asia/Pacific	307.2	340.2	252.0
	1,543.8	1,374.9	1,148.8
Total charges associated with restructuring activities	(17.8)	(63.2)	(59.4)
Operating Income	$1,526.0	$1,311.7	$1,089.4

By Product Category:
Skin Care	$830.1	$746.7	$595.1
Makeup	580.4	538.0	493.8
Fragrance	120.3	100.1	80.7
Hair Care	26.7	12.2	(9.1)
Other	(13.7)	(22.1)	(11.7)
	1,543.8	1,374.9	1,148.8
Total charges associated with restructuring activities	(17.8)	(63.2)	(59.4)
Operating Income	$1,526.0	$1,311.7	$1,089.4

The following table presents certain consolidated earnings data as a percentage of net sales:

	Year Ended June 30
	2013	2012	2011

Net sales	100.0%	100.0%	100.0%
Cost of sales	19.9	20.5	22.0
Gross profit	80.1	79.5	78.0

Operating expenses:
Selling, general and administrative	64.8	65.1	64.7
Restructuring and other charges	0.1	0.7	0.5
Goodwill impairment	0.1	—	0.3
Impairment of other intangible assets	0.1	0.2	0.1
Total operating expenses	65.1	66.0	65.6

Operating income	15.0	13.5	12.4
Interest expense, net	0.5	0.6	0.7
Interest expense on debt extinguishment	0.2	—	—
Other income	0.2	0.1	—

Earnings before income taxes	14.5	13.0	11.7
Provision for income taxes	4.5	4.1	3.7

Net earnings	10.0	8.9	8.0
Net earnings attributable to noncontrolling interests	—	—	—
Net earnings attributable to The Estée Lauder Companies Inc.	10.0%	8.9%	8.0%

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

Overview

We believe that the best way to continue to increase stockholder value is to provide our customers and consumers with the products and services that they have come to expect from us in the most efficient and profitable manner while recognizing consumers’ changing shopping habits.  To be the global leader in prestige beauty, we continued to implement a long-term strategy that is guiding us through fiscal 2016.  The strategy has numerous initiatives across geographic regions, product categories, brands and functions that are designed to leverage our strengths, make us more productive and grow our sales.

We have a strong, diverse and highly valuable brand portfolio with global reach and potential, and we plan to continue building upon and leveraging our history of outstanding creativity, innovation and entrepreneurship.  We have succeeded in expanding our distinctive “High-Touch” service model and will continue to look for ways to further evolve it within our channels of distribution and geographic regions.  As an example, we continue to develop capabilities to deliver superior retailing experiences, particularly in freestanding stores.  We continue to increase brand awareness by expanding our efforts to evolve our online strategy into a multi-pronged digital strategy encompassing e-commerce and m-commerce, as well as digital and social media.  We are leveraging our regional organization in an effort to assure that we are locally relevant with our products, services, marketing and visual merchandising.

As part of our strategy, we are positioning ourselves to capitalize on opportunities in the fastest-growing areas in prestige beauty.  Skin care, our most profitable product category, continues to be a strategic priority for our innovation and investment spending, particularly in the Asia/Pacific region.  We are also focusing our attention on luxury consumers across all product categories and have seen continued strength in the net sales of many of our higher-end prestige products.  We will also continue to build our makeup product category through the introduction of new product offerings, re-emphasize our focus on fragrance innovation to drive profitable growth and expand our hair care brands both in salons and in other retail channels.

We are strengthening our geographic presence by seeking share growth in large, image-building cities within core markets such as the United States, the United Kingdom, France, Italy and Japan.  In addition, we continue to prioritize efforts to expand our presence and accelerate share growth in emerging markets such as China, the Middle East, Eastern Europe and Brazil and focus on consumers who purchase in the travel retail channel, in stores at their travel destinations or when they return to their home market.  We also continue to expand our digital presence which has resulted in growth in the net sales of our products sold online.  In North America, we continue to implement programs to drive profitable growth in our traditional department store channel.  At the same time, we are also expanding our presence in other channels, such as specialty retailers, freestanding stores and online.  Internationally, we continue to take actions to grow in European perfumeries and pharmacies and in department stores in Asia.  In addition, we are emphasizing our skin care and makeup initiatives to boost our travel retail business and continuing efforts to grow our freestanding store, online, specialty retailer and prestige salon businesses.  The travel retail business continues to be an important source of sales growth and profitability.  Our business in this channel has benefited from the implementation of programs we designed to target consumers in distinct travel corridors, enhance consumers’ “High-Touch” experiences and convert travelers into purchasers.

While our overall business is performing well, we are seeing continued weakness in certain Southern European countries and Korea due to challenging economic environments.  In Korea, we are also seeing competitive pressures in prestige beauty.  Elsewhere, we are cautious of a slowing retail environment in the United States in the short term and a slowing of the future growth trend in China.  During the first half of fiscal 2013, we also saw a slowing in the exceptional growth we had experienced in fiscal 2012 in travel retail, due in part to select retailer destocking to enable tighter working capital management.  However, our sales growth in the channel has since improved and we expect this trend to continue into fiscal 2014.  We believe we have and will continue to offset to some extent the impact of these events as a result of our strategy to mitigate weaknesses we find in certain areas with strengths in others.  However, if economic conditions or the degree of uncertainty or volatility worsen or the adverse conditions previously discussed are further prolonged, then we expect there to be a negative effect on ongoing consumer confidence, demand and spending and, as a result, our business.  We will continue to monitor these and other risks that may affect our business.  Our Venezuelan subsidiary has been operating in a highly inflationary economy since January 2010.  In February 2013, the Venezuelan government announced the devaluation of its currency, the bolivar fuerte.  This devaluation did not have a significant impact on our business or our consolidated financial statements for the year ended June 30, 2013.  We do not expect this devaluation to have a significant impact on our ongoing future consolidated net sales or operating income.  However, any further devaluation could have a negative effect on our local business.

We plan to continue to invest in the significant modernization of our global information systems, which includes the Strategic Modernization Initiative (“SMI”) as well as other initiatives.  As part of SMI, we anticipate the continued migration of our operations to SAP-based technologies, with the majority of our locations being enabled through calendar 2014.  During the fiscal 2013 third quarter SMI implementation of the global supply planning component, challenges emerged which caused some customer service delays and certain products to be out of stock.  As a result, we decided to defer the previously scheduled January 2014 SMI implementation by six months.  Subsequently, we resolved the SMI-related challenges, so that customer service delays and products out of stock related to this rollout have improved as expected.  These challenges did not have a significant impact on our business or our consolidated financial results for the year ended June 30, 2013.  We expect our initiatives should over time provide for overall profitability improvements by enhancing gross margin and supporting efficiencies in select operating expenses, which should enable us to strategically reinvest our savings in activities that will support our future growth.

Looking ahead to fiscal 2014, we plan to continue building on our strengths and our heritage of innovation to bring unique and high-performance products with long-term appeal and enduring quality to our consumers.  We expect our strategy will enable us to continue to succeed in high growth channels, benefit from regional opportunities, focus on emerging market consumers and enhance our local relevance.  We plan on continuing to bring highly innovative products to consumers and elevating our personalized “High-Touch” philosophy through customization with key retailers, expansion in freestanding stores and extending it to fast-growing digital platforms.  We remain dedicated to investing in select areas to improve our capabilities or develop new ones.  Our main focuses are accelerating our digital capabilities, research and development, product innovation, consumer insight and local relevance.

Returns and Charges Associated with Restructuring Activities

In an effort to drive down costs and achieve synergies within our organization, in February 2009, we announced the implementation of a multi-faceted cost savings program (the “Program”) to position the Company to achieve long-term profitable growth.  We anticipated the Program would result in total cumulative restructuring charges and other costs to implement those initiatives of between $350 million and $450 million before taxes.  During the second quarter of fiscal 2013, we closed the Program.  We concluded the approval of all initiatives under the Program and anticipate commencing the execution of those initiatives through fiscal 2014.  As a result of the closure of the Program and evaluation of the initiatives that have been implemented, as of June 30, 2013, we anticipate total cumulative restructuring charges and other costs to implement those initiatives to total between $320 million and $330 million and that such charges have been substantially recorded through fiscal 2013.  We will continue to monitor the progress of these initiatives and revise estimates as appropriate.

The following is a reconciliation of cumulative approved charges under the Program as compared with the revised estimated charges related to initiatives under the Program and total cumulative charges incurred through June 30, 2013:

	Restructuring Charges							Total
(In millions)	Employee- Related Costs	Asset Write- offs	Contract Terminations and Other Exit Costs	Total Restructuring	Returns	Inventory Write-offs	Other Charges	Restructuring Charges and Other Costs to Implement

Approved charges from inception through December 31, 2012	$205.5	$23.5	$43.5	$272.5	$43.0	$20.0	$50.0	$385.5

Adjustments of estimated costs over (under)	(35.0)	(2.0)	(4.0)	(41.0)	(11.0)	4.0	(13.0)	(61.0)

Revised estimated charges as of June 30, 2013	$170.5	$21.5	$39.5	$231.5	$32.0	$24.0	$37.0	$324.5

Cumulative charges incurred through June 30, 2013	$169.6	$21.4	$37.4	$228.4	$32.0	$23.2	$36.8	$320.4

We estimate that the implementation of this Program, combined with other on-going cost savings efforts, resulted in savings of approximately $780 million through the end of fiscal 2013 which included the reduction of certain costs relative to an assumed normalized spending pattern.  Any changes from adjustments of estimated costs, as referenced above, have been included within our estimated savings.  Our long-range forecast for operating margin reflects these anticipated savings, net of strategic reinvestments.

The Program focused on a redesign of our organizational structure in order to integrate the Company in a more cohesive way and operate more globally across brands and functions.  The principal aspect of the Program was the reduction of the workforce by approximately 2,000 employees.  Specific actions taken since Program inception included:

•                  Resize and Reorganize the Organization – We continued the realignment and optimization of our organization to better leverage scale, improve productivity, reduce complexity and achieve cost savings in each region and across various functions.  This included reduction of the workforce which occurred through the consolidation of certain functions, which we achieved through a combination of normal attrition and job eliminations, and the closure and consolidation of certain distribution and office facilities.  As of June 30, 2013, we identified approximately $14 million of previously-approved restructuring costs that will not be incurred related to these activities, primarily as a result of certain employees relocating to other available positions within the Company.

•                  Turnaround or Exit Unprofitable Operations – To improve the profitability in certain of our brands and regions, we have selectively exited certain channels of distribution, categories and markets, and have made changes to turn around others.  This included the exit from the global wholesale distribution of our Prescriptives brand, the reformulation of Ojon brand products and the exit from the global distribution of Sean John products.  In connection with these activities, we incurred charges for product returns, inventory write-offs, reduction of workforce and termination of contracts.  As of June 30, 2013, we identified approximately $21 million of previously-approved returns and other costs related to these activities that will not be incurred, primarily as a result of better-than-expected sales of products prior to the exit of the operations, as well as lower employee-related and store closure costs than originally estimated.

•                  Outsourcing – In order to balance the growing need for information technology support with our efforts to provide the most efficient and cost effective solutions, we continued the outsourcing of certain information technology processes.  We incurred costs to transition services to outsource providers and employee-related termination costs.  As of June 30, 2013, we identified approximately $26 million of previously-approved outsourcing initiatives for information technology services stemming from the decision not to implement certain aspects of these initiatives, as well as lower costs than originally anticipated to transition services on initiatives that were implemented.

Restructuring Charges

The following table presents aggregate restructuring charges related to the Program to date:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Fiscal 2009	$60.9	$4.2	$3.4	$1.8	$70.3
Fiscal 2010	29.3	11.0	2.3	6.2	48.8
Fiscal 2011	34.6	2.4	3.0	1.1	41.1
Fiscal 2012	37.1	1.7	12.6	2.2	53.6
Fiscal 2013	7.7	2.1	1.5	3.3	14.6
Charges recorded through June 30, 2013	$169.6	$21.4	$22.8	$14.6	$228.4

The following table presents accrued restructuring charges and the related activities under the Program to date:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Charges	$60.9	$4.2	$3.4	$1.8	$70.3
Cash payments	(7.5)	—	(0.5)	(1.6)	(9.6)
Non-cash write-offs	—	(4.2)	—	—	(4.2)
Translation adjustments	0.6	—	—	—	0.6
Other adjustments	(2.4)	—	—	—	(2.4)
Balance at June 30, 2009	51.6	—	2.9	0.2	54.7

Charges	29.3	11.0	2.3	6.2	48.8
Cash payments	(49.5)	—	(5.1)	(6.0)	(60.6)
Non-cash write-offs	—	(11.0)	—	—	(11.0)
Translation adjustments	(0.8)	—	—	—	(0.8)
Balance at June 30, 2010	30.6	—	0.1	0.4	31.1

Charges	34.6	2.4	3.0	1.1	41.1
Cash payments	(30.6)	—	(2.4)	(1.4)	(34.4)
Non-cash write-offs	—	(2.4)	—	—	(2.4)
Translation adjustments	1.2	—	(0.1)	0.1	1.2
Balance at June 30, 2011	35.8	—	0.6	0.2	36.6

Charges	37.1	1.7	12.6	2.2	53.6
Cash payments	(23.6)	—	(12.4)	(2.0)	(38.0)
Non-cash write-offs	—	(1.7)	—	—	(1.7)
Translation adjustments	(1.4)	—	—	0.1	(1.3)
Balance at June 30, 2012	47.9	—	0.8	0.5	49.2

Charges	7.7	2.1	1.5	3.3	14.6
Cash payments	(26.0)	—	(2.1)	(3.1)	(31.2)
Non-cash write-offs	—	(2.1)	—	—	(2.1)
Translation adjustments	0.2	—	—	—	0.2
Other adjustments	(2.3)	—	—	—	(2.3)
Balance at June 30, 2013	$27.5	$—	$0.2	$0.7	$28.4

Accrued restructuring charges at June 30, 2013 are expected to result in cash expenditures funded from cash provided by operations of approximately $23 million in fiscal 2014 and $5 million in fiscal 2015.

Total Returns and Other Charges Associated with Restructuring Activities

The following table presents total returns and charges associated with restructuring and other activities related to the Program:

	Year Ended June 30
(In millions)	2013	2012	2011
Sales returns (included in Net Sales)	$1.5	$2.1	$4.6
Cost of sales	1.2	1.5	5.8
Restructuring charges	14.6	53.6	41.1
Other charges	0.5	6.0	7.9
Total charges associated with restructuring activities	$17.8	$63.2	$59.4

During fiscal 2013, we recorded $1.5 million reflecting sales returns (less related cost of sales of $0.2 million) and a write-off of inventory of $1.4 million associated with exiting unprofitable operations.

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

Goodwill and Other Intangible Asset Impairments

As of our annual step-one goodwill impairment test on April 1, 2013, all reporting units’ fair values substantially exceeded their respective carrying values, with the exception of our Darphin reporting unit.  As a result, we recorded an impairment charge for the remainder of the goodwill related to the Darphin reporting unit of $9.6 million.  The fair value of the reporting unit was based upon the income approach, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of cash flows.  As of our annual indefinite-lived asset impairment test on April 1, 2013, the fair values of all other indefinite-lived intangible assets substantially exceeded their respective carrying values, with the exception of our Darphin trademark.  We determined that the carrying value of this trademark exceeded its estimated fair value, which was based on the relief-from-royalty method.  As a result, we recognized an impairment charge of $8.1 million for the remaining carrying value of the related trademark.  These impairment charges were reflected in the skin care product category and in the Europe, the Middle East & Africa region.

We will continue to monitor and evaluate the potential impact of the volatility of global economic conditions and uncertainties on our business and on our annual impairment testing.  Accordingly, it is possible that we could recognize an impairment charge in the future with respect to goodwill, other intangible assets and/or long-lived assets.

Fiscal 2013 as Compared with Fiscal 2012

NET SALES

Net sales increased 5%, or $468.1 million, to $10,181.7 million, reflecting growth in all of our major product categories within each geographic region.  Excluding the impact of foreign currency translation, net sales increased 6%.

The following discussions of Net Sales by Product Categories and Geographic Regions exclude the impact of returns associated with restructuring activities of $1.5 million and $2.1 million recorded during fiscal 2013 and fiscal 2012, respectively.  We believe the following analysis of net sales better reflects the manner in which we conduct and view our business.

Product Categories

Skin Care

Net sales of skin care products increased 6%, or $240.1 million, to $4,465.3 million.  The recent launches of Perfectionist CP+R, Advanced Time Zone, Advanced Night Repair Eye Serum Infusion and the Optimizer line of products from Estée Lauder contributed approximately $273 million, combined, to the increase.  Also contributing approximately $99 million, combined, to the increase were the recent launches of The Moisturizing Soft Cream from La Mer and Even Better Eyes Dark Circle Corrector from Clinique.  Partially offsetting these increases were lower sales of Perfectionist CP+ Serum and Time Zone, as well as Idealist Even Skintone Illuminator, which was a new launch in the prior year, from Estée Lauder of approximately $162 million, combined.  Excluding the impact of foreign currency translation, skin care net sales increased 7%.

Makeup

Makeup net sales increased 5%, or $180.1 million, to $3,876.9 million, primarily reflecting an increase in net sales from our makeup artist brands of approximately $156 million, combined.  The recent launches of High Impact Extreme Volume Mascara and Chubby Stick Intense from Clinique and Pure Color Vivid Shine Lipstick from Estée Lauder contributed approximately $47 million of incremental sales, combined to the increase.  Partially offsetting these increases were lower sales of Repairwear Laser Focus Makeup from Clinique and Pure Color Eyeshadow and Doublewear Stay-In-Place Makeup from Estée Lauder, all of which were new launches in the prior year, of approximately $45 million, combined.  Excluding the impact of foreign currency translation, makeup net sales increased 6%.

Fragrance

Net sales of fragrance products increased 3%, or $39.8 million, to $1,310.8 million.  Incremental sales from the recent launches of Zegna Uomo, DKNY Be Delicious So Intense, Tommy Hilfiger Freedom Men and Coach Love contributed approximately $30 million, combined, to the increase.  Higher sales of Jo Malone and Tom Ford fragrances contributed approximately $60 million, combined, to the increase.  These increases were partially offset by lower sales of Estée Lauder Sensuous Nude and DKNY Golden Delicious, both of which were new launches in the prior year, as well as pureDKNY, of approximately $52 million, combined.  Excluding the impact of foreign currency translation, fragrance net sales increased 4%.

Hair Care

Hair care net sales increased 6%, or $26.5 million, to $488.9 million, primarily reflecting the continued success of the Invati line of products and recent launches of Pure Abundance Style Prep and Be Curly Curl Controller from Aveda.  The category also benefited from sales generated from expanded global distribution, in particular, to salons for Aveda and multi-brand specialty retailers for Bumble and bumble.  Partially offsetting these increases were lower sales of Bumble and bumble brand products to salons and lower net sales of Ojon brand products due, in part, to a reduction in our business in the DRTV channel.  The impact of foreign currency translation on hair care net sales was de minimis.

Geographic Regions

Net sales in the Americas increased 5%, or $201.8 million, to $4,302.9 million.  The increase during the current year was primarily attributable to growth in the United States of approximately $172 million, due in large part to product offerings from our heritage and makeup artist brands.  Net sales in Canada increased approximately $13 million, primarily reflecting increased sales from certain of our heritage brands as a result of expanded distribution.  These increases also reflect the efforts of our expanded pull/push activities, which include innovative advertising that continues to draw new consumers to our brands and our ongoing efforts to work with retailers in the United States and Canada on strengthening the “High-Touch” concepts used to help market our products.  We are cautious of a slowing retail environment in the United States in the short term.  Net sales in Latin America increased approximately $19 million, led by Venezuela and Mexico.  The impact of foreign currency translation on net sales in the Americas was de minimis.

In Europe, the Middle East & Africa, net sales increased 4%, or $155.5 million, to $3,758.7 million, primarily reflecting higher sales from our travel retail business and in the United Kingdom and the Middle East of approximately $185 million, combined.  The net sales increase in our travel retail business primarily reflected a strong retail environment for our products, new product launches and, to a lesser extent, an increase in global airline passenger traffic.  Higher sales in the United Kingdom were primarily driven by our makeup artist brands and new product launches from certain of our heritage brands.  In addition, the United Kingdom benefited from increased sales of certain of our luxury fragrance and skin care products.  Higher sales in the Middle East were primarily driven by our makeup artist brands and sales of luxury fragrances.  These increases in the region were partially offset by lower net sales in Spain, Russia, Switzerland and the Balkans of approximately $45 million, combined.  With the exception of Russia, these lower net sales reflected the challenging economic environments in certain countries in Europe.  Accordingly, we remain cautious in the near term.  The lower net sales in Russia primarily reflected destocking associated with ongoing challenges with a certain customer.  The overall change in Europe, the Middle East & Africa net sales was inclusive of unfavorable exchange rates due to the strengthening of the U.S. dollar against most currencies in this region of approximately $75 million.  Excluding the impact of foreign currency translation, net sales in Europe, the Middle East & Africa increased 6%.

Net sales in Asia/Pacific increased 5%, or $110.2 million, to $2,121.6 million, primarily reflecting growth in our sales of skin care products, in line with our strategy.  We increased sales by approximately $160 million in China and Hong Kong.  Net sales in China benefited from expanded distribution.  While we gained share in the prestige business in China, we are cautious that a slowing of the future growth trend of the Chinese economy may temper our retail sales growth, including that of our travel retail business.  Higher sales in Hong Kong were primarily driven by launches from our heritage brands and higher-end prestige skin care products.  These increases were partially offset by lower net sales in Korea and Japan of approximately $66 million, combined.  The lower net sales in Korea primarily reflected a challenging economic environment and continued competitive pressures facing prestige beauty in Korea.  The decline in Japan was driven by the weakening of the Japanese yen.  Excluding the impact of foreign currency translation, net sales in Asia/Pacific increased 6%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales decreased to 19.9% as compared with 20.5% in the prior year.  This improvement reflected changes in the mix of our business and pricing of approximately 40 basis points, favorable manufacturing variances of approximately 20 basis points and the favorable effect of exchange rates of approximately 10 basis points.  These improvements were partially offset by a provision for foreign transactional taxes of approximately 10 basis points.

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

OPERATING EXPENSES

Operating expenses as a percentage of net sales decreased to 65.1% as compared with 66.0% in the prior year.  This improvement reflected a decrease in general and administrative costs as a percentage of net sales of approximately 50 basis points, a decrease in charges associated with restructuring activities of approximately 40 basis points and lower selling and shipping costs as a percentage of net sales of 10 basis points.  Also included in this improvement was a favorable change in foreign exchange transactions of approximately 10 basis points and lower charges associated with other intangible asset impairments of approximately 10 basis points.  Partially offsetting these improvements were higher costs related to stock-based compensation of approximately 20 basis points and increased spending on advertising, merchandising and sampling in line with our strategy of approximately 10 basis points.

Changes in advertising, merchandising and sampling spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

OPERATING RESULTS

Operating income increased 16%, or $214.3 million, to $1,526.0 million.  Operating margin increased to 15.0% of net sales as compared with 13.5% in the prior year, reflecting our higher gross margin and the decrease in our operating expense margin, as previously discussed.  The following discussions of Operating Results by Product Categories and Geographic Regions exclude the impact of total returns and charges associated with restructuring activities of $17.8 million, or 0.2% of net sales, in fiscal 2013 and $63.2 million, or 0.7% of net sales, in fiscal 2012.  We believe the following analysis of operating results better reflects the manner in which we conduct and view our business.

Product Categories

Skin care operating income increased 11%, or $83.4 million, to $830.1 million, primarily reflecting improved results from higher-margin product launches from Estée Lauder and La Mer, partially offset by goodwill and other intangible asset impairment charges of $17.7 million.  Makeup operating income increased 8%, or $42.4 million, to $580.4 million, primarily reflecting improved results from our M•A•C brand, partially offset by certain of our heritage brands and an increase in investment spending in line with our strategy.  Fragrance operating income increased 20%, or $20.2 million, to $120.3 million, primarily reflecting increased profitability from certain Jo Malone, Estée Lauder and Clinique products, partially offset by lower results from certain of our designer fragrances.  Hair care operating results increased over 100%, or $14.5 million, to $26.7 million, due to a favorable comparison to the prior year which was impacted by other intangible asset impairment charges of $21.7 million, partially offset by lower sales of Bumble and bumble brand products and higher investment spending by Aveda to support the Invati line of products.

Geographic Regions

Operating income in the Americas increased 47%, or $134.8 million, to $423.2 million, primarily reflecting improved results from our makeup artist and luxury brands and certain of our hair care and heritage brands, driven by improved category mix, partially offset by the timing and level of strategic investment spending in the current year.

In Europe, the Middle East & Africa, operating income increased 9%, or $67.1 million, to $813.4 million.  Higher results from our travel retail business, the Middle East and the United Kingdom totaled approximately $77 million, combined.  Partially offsetting these improvements were lower results in Germany and Spain of approximately $5 million, combined, as well as goodwill and other intangible asset impairment charges of $17.7 million.

In Asia/Pacific, operating income decreased 10%, or $33.0 million, to $307.2 million.  Higher results from China and Thailand totaled approximately $22 million, combined.  These higher results were more than offset by lower operating results of approximately $51 million in Korea, Hong Kong and Japan, combined.  The lower results in Hong Kong were due in part to investment spending to support new product launches.

INTEREST EXPENSE, NET

Net interest expense was $54.8 million as compared with $61.1 million in the prior year.  Interest expense decreased primarily due to the refinancing of debt at lower rates.

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

The effective income tax rate for fiscal 2013 was 30.6% as compared with 31.8% in the prior year.  The decrease in the effective income tax rate of 120 basis points was principally due to a decrease in the effective tax rate of our foreign operations as compared with the prior year, as well as the retroactive reinstatement of the U.S. federal research and development tax credit signed into law on January 2, 2013.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

Net earnings attributable to The Estée Lauder Companies Inc. as compared with fiscal 2012 increased 19%, or $162.9 million, to $1,019.8 million and diluted net earnings per common share increased 20% from $2.16 to $2.58.  The results in the current year include the impact of total returns and charges associated with restructuring activities of $11.7 million, after tax, or $.03 per diluted common share.  The results in fiscal 2012 year include the impact of total returns and charges associated with restructuring activities of $44.1 million, after tax, or $.11 per diluted common share.

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

Product Categories

Skin Care

Net sales of skin care products increased 14%, or $506.6 million, to $4,225.2 million, primarily reflecting the continued success of our strategic focus on growing this category.  The fiscal 2012 launches of Turnaround Overnight Radiance Moisturizer, Moisture Surge Intense and Repairwear Uplifting Firming Cream from Clinique and Revitalizing Supreme Global Anti-Aging Creme from Estée Lauder contributed incremental sales of approximately $78 million, combined.  Higher sales of Idealist Even Skintone Illuminator, Advanced Night Repair Synchronized Recovery Complex and Idealist Cooling Eye Illuminator from Estée Lauder and various products from La Mer and Origins contributed approximately $237 million, combined, to the increase.  The fiscal 2012 relaunch of the reformulated Resilience Lift and Nutritious Vita-Mineral lines of products from Estée Lauder contributed incremental sales of approximately $187 million, combined.  This growth was partially offset by approximately $112 million of lower sales from the existing line of Resilience Lift Extreme products from Estée Lauder and Cyber White EX from Clinique.  Excluding the impact of foreign currency translation, skin care net sales increased 13%.

Makeup

Makeup net sales increased 10%, or $326.0 million, to $3,696.8 million, primarily reflecting an increase in net sales from our makeup artist brands of approximately $218 million, combined.  The fiscal 2012 launches of Repairwear Laser Focus All-Smooth Makeup and Lid Smoothie Antioxidant 8-Hour Eye Colour from Clinique and Doublewear Stay-In-Place Makeup from Estée Lauder contributed approximately $85 million, combined, to the increase.  Higher sales of Even Better Makeup and Chubby Stick Moisturizing Lip Colour balm from Clinique contributed approximately $41 million to the increase.  This growth was partially offset by lower sales of Doublewear Powder Makeup and Doublewear Stay-in-Place Flawless Wear Concealer from Estée Lauder and Repairwear Anti-Aging Makeup from Clinique of approximately $34 million, combined.  The impact of foreign currency translation on makeup net sales was de minimis.

Fragrance

Net sales of fragrance products increased 3%, or $35.0 million, to $1,271.0 million.  Incremental sales from the fiscal 2012 launches of Estée Lauder Sensuous Nude and DKNY Golden Delicious contributed approximately $58 million, combined, to the category.  Higher sales from Jo Malone and Tom Ford fragrances contributed approximately $37 million to the increase.  Partially offsetting these increases were approximately $68 million, combined, of lower sales of DKNY Be Delicious, Estée Lauder Sensuous, pureDKNY and Estée Lauder pleasures bloom.  The impact of foreign currency translation on fragrance net sales was de minimis.

Hair Care

Hair care net sales increased 7%, or $30.1 million, to $462.4 million, reflecting an increase in sales generated from expanded global distribution.  The category also benefited from fiscal 2012 launches including the Invati line of products from Aveda and Concen-Straight from Bumble and bumble.  Partially offsetting these increases were lower net sales of Ojon brand products due, in part, to softness in our business in the DRTV channel.  The impact of foreign currency translation on hair care net sales was de minimis.

Geographic Regions

Net sales in the Americas increased 8%, or $304.8 million, to $4,101.1 million.  The increase in fiscal 2012 was primarily attributable to growth in the United States of approximately $257 million, primarily due to new product offerings from our heritage and makeup artist brands, as well as an increase in sales of our higher-end prestige skin care products.  These increases reflect, in part, our ongoing efforts to work with retailers in the U.S. department store channel on strengthening the “High-Touch” concepts used to help market our products.  Net sales in Latin America increased approximately $30 million, primarily reflecting growth in Brazil and Chile.  Net sales in Canada increased approximately $19 million, primarily reflecting increased sales from our heritage and makeup artist brands.  The impact of foreign currency translation on net sales in the Americas was de minimis.

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

COST OF SALES

Cost of sales as a percentage of total net sales decreased to 20.5% as compared with 22.0% in fiscal 2011.  This improvement primarily reflected our efforts in connection with the Program, including strategic changes in the mix of our business and pricing of approximately 140 basis points, favorable manufacturing variances of approximately 10 basis points and the favorable effect of exchange rates of approximately 10 basis points.  These improvements were partially offset by an increase in obsolescence charges of approximately 10 basis points.

OPERATING EXPENSES

Operating expenses as a percentage of net sales increased to 66.0% as compared with 65.6% in fiscal 2011.  This change reflected increased spending in advertising, merchandising and sampling costs in line with our strategy of approximately 80 basis points, higher costs related to stock-based compensation of approximately 20 basis points, an increase in general and administrative costs of approximately 10 basis points and higher charges associated with restructuring activities of approximately 10 basis points.  Partially offsetting these changes were lower selling and shipping costs as a percentage of net sales of approximately 50 basis points, lower charges associated with goodwill and other intangible asset impairments of approximately 20 basis points and a favorable change in foreign exchange transactions of approximately 10 basis points.

Changes in advertising, merchandising and sampling spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

OPERATING RESULTS

Operating income increased 20%, or $222.3 million, to $1,311.7 million.  Operating margin increased to 13.5% of net sales as compared with 12.4% in fiscal 2011, reflecting our higher gross margin, partially offset by the increase in our operating expense margin, as previously discussed.  The following discussions of Operating Results by Product Categories and Geographic Regions exclude the impact of total returns and charges associated with restructuring activities of $63.2 million, or 0.7% of net sales, in fiscal 2012 and $59.4 million, or 0.7% of net sales, in fiscal 2011.  We believe the following analysis of operating results better reflects the manner in which we conduct and view our business.

Product Categories

Skin care operating income increased 25%, or $151.6 million, to $746.7 million, primarily reflecting improved results from higher-margin product launches from certain of our heritage brands, as well as increased results from higher-end prestige skin care products.  Makeup operating income increased 9%, or $44.2 million, to $538.0 million, primarily reflecting improved results from our makeup artist brands.  Both our skin care and makeup categories were impacted by higher investment spending on global advertising, merchandising and sampling to support major launches and existing franchises in line with our strategy.  Fragrance operating income increased 24%, or $19.4 million, to $100.1 million, primarily reflecting improved cost of goods and a more strategically focused approach to spending from our heritage brands as part of our strategy to improve profitability.  Hair care operating results increased over 100%, or $21.3 million, to $12.2 million, primarily reflecting expanded global distribution, improved results driven by new product launches, as well as a favorable comparison to fiscal 2011 which was impacted by higher goodwill and other intangible asset impairment charges of $15 million.

Geographic Regions

Operating income in the Americas increased 18%, or $43.5 million, to $288.4 million, primarily reflecting improved results from our heritage and makeup artist brands that were driven by improved category mix, as well as a favorable comparison to fiscal 2011 which was impacted by higher goodwill and other intangible asset impairment charges of $16 million.  Partially offsetting these improvements was the level of strategic investment spending in fiscal 2012.

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

INTEREST EXPENSE, NET

Net interest expense was $61.1 million as compared with $63.9 million in fiscal 2011.  Interest expense decreased due to the replacement of our 6.00% Senior Notes in January 2012 with commercial paper.

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

The effective income tax rate for fiscal 2012 was 31.8% as compared with 31.4% in fiscal 2011.  The increase in the effective income tax rate of 40 basis points was principally due to a decrease in favorable tax reserve adjustments as compared with fiscal 2011 partially offset by a lower effective tax rate related to our foreign operations.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

Net earnings attributable to The Estée Lauder Companies Inc. as compared with fiscal 2011 increased 22%, or $156.1 million, to $856.9 million and diluted net earnings per common share increased 24% from $1.74 to $2.16.  The results in fiscal 2012 include the impact of total returns and charges associated with restructuring activities of $44.1 million, after tax, or $.11 per diluted common share.  The results in fiscal 2011 include the impact of total returns and charges associated with restructuring activities of $41.7 million, after tax, or $.10 per diluted common share.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad.  At June 30, 2013, we had cash and cash equivalents of $1,495.7 million compared with $1,347.7 million at June 30, 2012.  Our cash and cash equivalents are maintained at a number of financial institutions.  As of June 30, 2013, less than 1% of the total balance was insured by governmental agencies, reflecting the expiration of temporary unlimited deposit insurance provided in the United States.  To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength and perform ongoing evaluations of these institutions to limit our concentration risk exposure.

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

Based on past performance and current expectations, we believe that cash on hand, cash generated from operations, available credit lines and access to credit markets will be adequate to support currently planned business operations, information systems enhancements, capital expenditures, potential stock repurchases, commitments and other contractual obligations on both a near-term and long-term basis.  Our cash and cash equivalents balance at June 30, 2013 includes approximately $871 million of cash in offshore jurisdictions associated with our permanent reinvestment strategy.  We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic debt or working capital obligations.  If these indefinitely reinvested earnings were repatriated into the United States as dividends, we would be subject to additional taxes.

The effects of inflation have not been significant to our overall operating results in recent years.  Generally, we have been able to introduce new products at higher prices, increase prices and implement other operating efficiencies to sufficiently offset cost increases, which have been moderate.

Credit Ratings

Changes in our credit ratings will likely result in changes in our borrowing costs.  Our credit ratings also impact the cost of our revolving credit facility as discussed below.  Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing.  A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating.  As of August 19, 2013, our commercial paper is rated A-1 by Standard & Poor’s and P-1 by Moody’s and our long-term debt is rated A with a stable outlook by Standard & Poor’s and A2 with a stable outlook by Moody’s.

Debt

At June 30, 2013, our outstanding borrowings were as follows:

(In millions)	Long-term Debt	Current Debt	Total Debt

3.70% Senior Notes, due August 15, 2042 (“2042 Senior Notes”) (1), (6)	$248.9	$—	$248.9
6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (2), (6)	296.5	—	296.5
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”) (3)	197.8	—	197.8
2.35% Senior Notes, due August 15, 2022 (“2022 Senior Notes”) (4), (6)	249.8	—	249.8
5.55% Senior Notes, due May 15, 2017 (“2017 Senior Notes”) (5), (6)	328.0	—	328.0
Other borrowings	5.0	18.3	23.3
	$1,326.0	$18.3	$1,344.3

(1)             Consists of $250.0 million principal and unamortized debt discount of $1.1 million.

(2)             Consists of $300.0 million principal and unamortized debt discount of $3.5 million.

(3)             Consists of $200.0 million principal and unamortized debt discount of $2.2 million.

(4)             Consists of $250.0 million principal and unamortized debt discount of $0.2 million.

(5)             Consists of $300.0 million principal, unamortized debt discount of $0.2 million and a $28.2 million adjustment to reflect the termination value of interest rate swaps.

(6)             As of June 30, 2013, we were in compliance with all restrictive covenants, including limitations on indebtedness and liens, and expect continued compliance.

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

We have a commercial paper program under which we may issue commercial paper in the United States.  In the second quarter of fiscal 2013, we increased the limit of this program from $750.0 million to $1.0 billion.  In the first quarter of fiscal 2013, we had repaid, using cash on hand, $200.0 million of commercial paper that was outstanding at June 30, 2012.  At June 30, 2013, we had no commercial paper outstanding.

We have a $1.0 billion senior unsecured revolving credit facility that expires on July 14, 2015 (the “Facility”).  The Facility may be used to provide credit support for our commercial paper program and for general corporate purposes.  Up to the equivalent of $250 million of the Facility is available for multi-currency loans.  The interest rate on borrowings under the Facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or ½% plus the Federal funds rate.  We incurred costs of approximately $1 million to establish the Facility which are being amortized over the term of the Facility.  The Facility has an annual fee of $0.7 million, payable quarterly, based on our current credit ratings.  The Facility also contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $100.0 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under this facility.  At June 30, 2013, no borrowings were outstanding under this agreement.

We have a fixed rate promissory note agreement with a financial institution pursuant to which we may borrow up to $150.0 million in the form of loan participation notes through one of our subsidiaries in Europe.  The interest rate on borrowings under this agreement is at an all-in fixed rate determined by the lender and agreed to by us at the date of each borrowing.  At June 30, 2013, no borrowings were outstanding under this agreement.  Debt issuance costs incurred related to this agreement were de minimis.

We have borrowing agreements with two financial institutions pursuant to which our subsidiary in Turkey may borrow up to 50.0 million Turkish lira ($26.0 million at the exchange rate at June 30, 2013).  The interest rate on borrowings under these agreements was approximately 7%.  There were no debt issuance costs incurred related to these agreements.  The outstanding balance at June 30, 2013 was 14.1 million Turkish lira ($7.4 million at the exchange rate at June 30, 2013) and is classified as current debt in our consolidated balance sheet.

Total debt as a percent of total capitalization (excluding noncontrolling interests) was 29% at June 30, 2013 and 32% at June 30, 2012.

Cash Flows

Net cash provided by operating activities was $1,226.3 million, $1,126.7 million and $1,027.0 million in fiscal 2013, 2012 and 2011, respectively.  The increase in cash flows from operating activities as compared with fiscal 2012 was primarily driven by an increase in net earnings, a decrease in pension and post-retirement benefit contributions and a favorable change in accounts receivable due to the timing of shipments and collections.  These improvements were partially offset by an increase in the levels of inventory, primarily to maintain acceptable service levels in line with forecasted sales activity, as well as for the remaining safety stock for the SMI implementation.  Also offsetting these improvements were a change in accounts payable, primarily due to the timing of payments, and a decrease in accrued income taxes, resulting from the timing and level of tax payments.  Cash flows from operating activities increased in fiscal 2012 as compared with fiscal 2011 primarily driven by an increase in net earnings, favorable levels of accounts payable, primarily due to the timing of payments, and a decrease in the levels of inventory.  These improvements were partially offset by the change in other liabilities, primarily due to the timing of payments and costs related to employee compensation, advertising, merchandising and sampling, and payroll and other taxes, as well as an increase in accounts receivable balances primarily due to the timing of shipments.

Net cash used for investing activities was $465.5 million, $428.3 million and $606.9 million in fiscal 2013, 2012 and 2011, respectively.  The increase in cash flows used for investing activities as compared with fiscal 2012 primarily reflected higher capital expenditure activity in the current year related to counters and leasehold improvements.  The decrease in cash flows used for investing activities during fiscal 2012 as compared with fiscal 2011 primarily reflected a favorable comparison with the fiscal 2011 acquisition of Smashbox Cosmetics, partially offset by an increase in capital expenditures for counters and leasehold improvements.

Net cash used for financing activities was $611.5 million, $585.1 million and $313.1 million in fiscal 2013, 2012 and 2011, respectively.  The increase in cash used for financing activities as compared with fiscal 2012 primarily reflected the repayment of outstanding commercial paper during the current year, higher dividends paid as a result of the increase in the annual dividend rate and transition to a quarterly dividend payout schedule, and higher redemptions of long-term debt during the current year, partially offset by the proceeds from the issuance of the 2022 Senior Notes and 2042 Senior Notes in August 2012 and lower treasury stock repurchases.  The change in net cash used for financing activities in fiscal 2012 as compared with fiscal 2011 primarily reflected an increase in treasury stock purchases, lower net proceeds from employee stock transactions and an increase in the payment of dividends during fiscal 2012 as a result of an increase in the annual dividend rate.  The repayment of the 2012 Senior Notes during fiscal 2012 was offset by proceeds from the issuance of short-term commercial paper.  Subsequent to June 30, 2013, we purchased approximately 0.6 million additional shares of Class A Common Stock for $41.8 million pursuant to our share repurchase program.

Dividends

We transitioned to a quarterly dividend payout schedule for our Class A and Class B Common Stock beginning in the fiscal 2013 third quarter.

The following is a summary of cash dividends declared per share on our Class A and Class B Common Stock during the year ended June 30, 2013:

Date Declared	Record Date	Payable Date	Amount per Share

November 1, 2012	November 30, 2012	December 17, 2012	$.72
February 4, 2013	February 28, 2013	March 15, 2013	$.18
May 1, 2013	May 31, 2013	June 17, 2013	$.18

On August 14, 2013, a dividend was declared in the amount of $.18 per share on our Class A and Class B Common Stock.  The dividend is payable in cash on September 16, 2013 to stockholders of record at the close of business on August 30, 2013.

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

For the U.S. Qualified Plan, we maintain an investment strategy of matching the duration of a substantial portion of the plan assets with the duration of the underlying plan liabilities.  This strategy assisted in maintaining a funded ratio of more than 100% as of June 30, 2013.  For fiscal 2013 and 2012, we met or exceeded all minimum contributions required by ERISA for the U.S. Qualified Plan.  For fiscal 2013, minimum contributions to the U.S. Qualified Plan required by ERISA were satisfied by using a portion of the credit balance.  Credit balances occur when contributions to the plan exceed the minimum required by ERISA.  In fiscal 2012, we made discretionary payments of $75.6 million to the U.S. Qualified Plan and $9.4 million to our U.S. post-retirement medical plan.  As we continue to monitor the performance of our plan assets, we may decide to make discretionary cash contributions to the U.S. Qualified Plan or our post-retirement plan in the United States during fiscal 2014, but do not have plans to do so at this time.

For fiscal 2013 and 2012, we made benefit payments under our non-qualified domestic noncontributory pension plan of $6.1 million and $6.6 million, respectively.  We expect to make benefit payments under this plan during fiscal 2014 of approximately $12.1 million.  For fiscal 2013 and 2012, we made cash contributions to our international defined benefit pension plans of $25.9 million and $29.7 million, respectively.  We expect to make contributions under these plans during fiscal 2014 of approximately $29.2 million.

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

For additional contingencies refer to “Item 3. Legal Proceedings.”

Contractual Obligations

The following table summarizes scheduled maturities of our contractual obligations for which cash flows are fixed and determinable as of June 30, 2013:

		Payments Due in Fiscal
(In millions)	Total	2014	2015	2016	2017	2018	Thereafter

Debt service (1)	$2,386.3	$79.6	$65.5	$61.8	$361.3	$44.7	$1,773.4
Operating lease commitments (2)	1,534.7	280.2	241.0	210.9	176.5	146.1	480.0
Unconditional purchase obligations (3)	2,681.7	1,441.6	346.3	358.2	139.1	143.8	252.7
Gross unrecognized tax benefits and interest – current (4)	0.9	0.9	—	—	—	—	—
Total contractual obligations	$6,603.6	$1,802.3	$652.8	$630.9	$676.9	$334.6	$2,506.1

(1)        Includes long-term and current debt and the related projected interest costs, and to a lesser extent, capital lease commitments.  Interest costs on long-term and current debt are projected to be $61.3 million in each of the years from fiscal 2014 through fiscal 2017, $44.6 million in fiscal 2018 and $773.3 million thereafter.  Projected interest costs on variable rate instruments were calculated using market rates at June 30, 2013.  Refer to “Item 8. Financial Statements and Supplementary Data – Note 9 – Debt.”

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

(3)        Unconditional purchase obligations primarily include inventory commitments, estimated future earn-out payments, estimated royalty payments pursuant to license agreements, advertising commitments, capital improvement commitments, planned funding of pension and other post-retirement benefit obligations, commitments pursuant to executive compensation arrangements, obligations related to our cost savings initiatives and acquisitions.  Future earn-out payments and future royalty and advertising commitments were estimated based on planned future sales for the term that was in effect at June 30, 2013, without consideration for potential renewal periods.

(4)    Refer to “Item 8. Financial Statements and Supplementary Data – Note 7 – Income Taxes” for information regarding unrecognized tax benefits.  As of June 30, 2013, the noncurrent portion of our unrecognized tax benefits, including related accrued interest and penalties was $80.5 million.  At this time, the settlement period for the noncurrent portion of the unrecognized tax benefits, including related accrued interest and penalties, cannot be determined and therefore was not included.

Derivative Financial Instruments and Hedging Activities

We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments.  We enter into foreign currency forward contracts.  We may enter into option contracts to reduce the effects of fluctuating foreign currency exchange rates and interest rate derivatives to manage the effects of interest rate movements on our aggregate liability portfolio.  We also enter into foreign currency forward contracts and may use option contracts, not designated as hedging instruments, to mitigate the change in fair value of specific assets and liabilities on the balance sheet.  We do not utilize derivative financial instruments for trading or speculative purposes.  Costs associated with entering into these derivative financial instruments have not been material to our consolidated financial results.

For each derivative contract entered into where we look to obtain hedge accounting treatment, we formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking the hedge transaction, the nature of the risk being hedged, how the hedging instruments’ effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness.  This process includes linking all derivatives to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.  We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.  If it is determined that a derivative is not highly effective, or that it has ceased to be a highly effective hedge, we will be required to discontinue hedge accounting with respect to that derivative prospectively.

Foreign Exchange Risk Management

We enter into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with our identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that we receive from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  We may also enter into foreign currency option contracts to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as foreign currency cash-flow hedges and have varying maturities through the end of March 2015.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology.  The ineffective portion of both foreign currency forward and option contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income (loss) are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in accumulated other comprehensive income (loss) are reclassified to current-period earnings.  As of June 30, 2013, these foreign currency cash-flow hedges were highly effective in all material respects.

At June 30, 2013, we had foreign currency forward contracts in the amount of $1,579.6 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the British pound ($426.2 million), Euro ($268.8 million), Canadian dollar ($198.6 million), Swiss franc ($111.5 million), Australian dollar ($92.1 million), Thailand baht ($75.5 million) and Hong Kong dollar ($58.1 million).

Credit Risk

As a matter of policy, we only enter into derivative contracts with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $21.7 million at June 30, 2013.  To manage this risk, we have established counterparty credit guidelines that are continually monitored.  Accordingly, management believes risk of loss under these hedging contracts is remote.

Certain of our derivative financial instruments contain credit-risk-related contingent features.  At June 30, 2013, we were in a net asset position for certain derivative contracts that contain such features with two counterparties.  The fair value of those contracts as of June 30, 2013 was approximately $4.6 million.  As of June 30, 2013, we were in compliance with such credit-risk-related contingent features.

Market Risk

We use a value-at-risk model to assess the market risk of our derivative financial instruments.  Value-at-risk represents the potential losses for an instrument or portfolio from adverse changes in market factors for a specified time period and confidence level.  We estimate value-at-risk across all of our derivative financial instruments using a model with historical volatilities and correlations calculated over the past 250-day period.  The high, low and average measured value-at-risk during fiscal 2013 related to our foreign exchange contracts is as follows:

	Year Ended June 30, 2013
(In millions)	High	Low	Average

Foreign exchange contracts	$24.5	$19.1	$21.9

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

(17) the timing and impact of acquisitions and divestitures, which depend on willing sellers and buyers, respectively; and

(18) additional factors as described in our filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure.  The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2013 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

As part of our Strategic Modernization Initiative, we anticipate the continued migration of our operations to SAP-based technologies (“SAP”) with the majority of our locations being enabled through calendar 2014.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting and the report of independent registered public accounting firm on our internal control over financial reporting are incorporated herein from pages F-2 and F-3, respectively.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item, not already provided herein under “Item 1. Business – Executive Officers,” will be included in our Proxy Statement for the 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”).  The 2013 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2013 and such information is incorporated herein by reference.

Item 11.  Executive Compensation.

The information required by this Item 11 (Executive Compensation) of Form 10-K will be included in the 2013 Proxy Statement.  The 2013 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2013 and such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item, not already provided under “Equity Compensation Plan Information” as set forth below, will be included in the 2013 Proxy Statement.  The 2013 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2013 and such information is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of June 30, 2013 and does not include grants made or cancelled and options exercised after such date.  The securities that may be issued consist solely of shares of our Class A Common Stock and all plans were approved by stockholders of the Company.

Equity Compensation Plan Information as of June 30, 2013

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(a)	19,276,977(b)	$36.60(c)	18,335,936(d)

(a)                                                Includes the Amended and Restated Fiscal 2002 Share Incentive Plan (the “2002 Plan”) and the Non-Employee Director Share Incentive Plan (the “Director Plan”).

(b)                                               Consists of 15,071,417 shares issuable upon exercise of outstanding options, 2,222,764 shares issuable upon conversion of outstanding Restricted Stock Units, 1,315,103 shares issuable upon conversion of outstanding Performance Share Units (“PSUs”) (assuming maximum payout and approval by the Stock Plan Subcommittee of our Board of Directors of expected payouts for PSUs vested as of June 30, 2013), 87,277 shares issuable upon conversion of Share Units, 320,000 shares issuable upon conversion of an outstanding market share unit (assuming maximum payout) and 260,416 shares issued upon conversion of PSUs based on total stockholder return (assuming maximum payout).

(c)                                                Calculated based upon outstanding options in respect of 15,071,417 shares of our Class A Common Stock.

(d)                                               The 2002 Plan authorizes the grant of shares and benefits other than stock options.  As of June 30, 2013, there were 18,136,596 shares of Class A Common Stock available for issuance under the 2002 Plan (subject to the approval by the Stock Plan Subcommittee of expected payouts for PSUs vested as of June 30, 2013).  Shares underlying grants cancelled or forfeited under prior plans or agreements may be used for grants under the 2002 Plan.  The Director Plan currently provides for an annual grant of options and stock units to non-employee directors.  As of June 30, 2013, there were 199,340 shares available for issuance under the Director Plan.

If all of the outstanding options, warrants, rights, stock units and share units, as well as the securities available for future issuance, included in the first and third columns in the table above were converted to shares of Class A Common Stock as of June 30, 2013, the total shares of Common Stock outstanding (i.e. Class A plus Class B) would increase 10% to 425,607,188.  Of the outstanding options to purchase 15,071,417 shares of Class A Common Stock, all such shares are exercisable at a price less than $65.77, the closing price on June 30, 2013.  Assuming the exercise of only in-the-money options, the total shares outstanding would increase by 4% to 403,065,692.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in the 2013 Proxy Statement.  The 2013 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2013 and such information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item will be included in the 2013 Proxy Statement.  The 2013 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2013 and such information is incorporated herein by reference.

Part IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)               1 and 2.  Financial Statements and Schedules - See index on Page F-1.

3. Exhibits:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation, dated November 16, 1995 (filed as Exhibit 3.1 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

3.1a

Certificate of Amendment of the Restated Certificate of Incorporation of The Estee Lauder Companies Inc. (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on November 14, 2012) (SEC File No. 1-14064).*

3.2	Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on January 27, 2000) (SEC File No. 1-14064).*

3.3	Certificate of Retirement of $6.50 Cumulative Redeemable Preferred Stock (filed as Exhibit 3.2 to our Current Report on Form 8-K filed on July 19, 2012) (SEC File No.1-14064).*

3.4	Amended and Restated Bylaws (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on May 23, 2012) (SEC File No. 1-14064).*

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

4.15	Global Note for the 3.700% Senior Notes due 2042 (filed as Exhibit 4.4 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*

Exhibit Number	Description
10.1	Stockholders’ Agreement, dated November 22, 1995 (filed as Exhibit 10.1 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

10.1a	Amendment No. 1 to Stockholders’ Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 30, 1996) (SEC File No. 1-14064).*

10.1b	Amendment No. 2 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 28, 1997) (SEC File No. 1-14064).*

10.1c	Amendment No. 3 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on April 29, 1997) (SEC File No. 1-14064).*

10.1d	Amendment No. 4 to Stockholders’ Agreement (filed as Exhibit 10.1d to our Annual Report on Form 10-K filed on September 18, 2000) (SEC File No. 1-14064).*

10.1e	Amendment No. 5 to Stockholders’ Agreement (filed as Exhibit 10.1e to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).*

10.1f	Amendment No. 6 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 27, 2005) (SEC File No. 1-14064).*

10.1g	Amendment No. 7 to Stockholders’ Agreement (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).*

10.2	Registration Rights Agreement, dated November 22, 1995 (filed as Exhibit 10.2 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

10.2a	First Amendment to Registration Rights Agreement (filed as Exhibit 10.3 to our Annual Report on Form 10-K filed on September 10, 1996) (SEC File No. 1-14064).*

10.2b	Second Amendment to Registration Rights Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on April 29, 1997) (SEC File No. 1-14064).*

10.2c	Third Amendment to Registration Rights Agreement (filed as Exhibit 10.2c to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).*

10.2d	Fourth Amendment to Registration Rights Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 29, 2004) (SEC File No. 1-14064).*

10.3	Employment Agreement with Tracey T. Travis (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 20, 2012).* †

10.4	The Estee Lauder Companies Retirement Growth Account Plan, as amended.†

10.5	The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.5 to our Annual Report on Form 10-K filed on August 20, 2010) (SEC File No. 1-14064).* †

10.6	Executive Annual Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2008) (SEC File No. 1-14064).* †

10.7	Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

10.7a	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8a to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).* †

10.7b	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 10, 2005) (SEC File No. 1-14064).* †

10.7c	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 5, 2009) (SEC File No. 1-14064).* †

10.7d	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.7e	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).* †

Exhibit Number	Description
10.8	Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 17, 2010) (SEC File No. 1-14064).* †

10.8a	Amendment to Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †

10.9	Employment Agreement with Fabrizio Freda (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 11, 2011) (SEC File No. 1-14064).* †

10.9a	Amendment to Employment Agreement with Fabrizio Freda and Stock Option Agreements (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †

10.10	Employment Agreement with Richard W. Kunes (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 2, 2009) (SEC File No. 1-14064).* †

10.11	Employment Agreement with John Demsey (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 24, 2010) (SEC File No. 1-14064).* †

10.11a	Amendment to Employment Agreement with John Demsey (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †

10.12	Employment Agreement with Cedric Prouvé (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 20, 2011) (SEC File No. 1-14064).* †

10.12a	Amendment to Employment Agreement with Cedric Prouvé (filed as Exhibit 10.4 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †

10.13	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (filed as Exhibit 10.14 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

10.14	Form of Deferred Compensation Agreement (stock-based) with Outside Directors (filed as Exhibit 10.15 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

10.15

The Estee Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended and restated on November 9, 2007) (filed as Exhibit 99.1 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).* †

10.15a

The Estee Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended on July 14, 2011) (filed as exhibit 10.15a to our Annual Report on Form 10-K filed on August 22, 2011) (SEC File No. 1-14064).* †

10.16

Form of Stock Option Agreement for Annual Stock Option Grants under Non-Employee Director Share Incentive Plan (filed as Exhibit 99.2 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).* †

10.16a

Form of Stock Option Agreement for Elective Stock Option Grants under Non-Employee Director Share Incentive Plan (filed as Exhibit 99.3 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).* †

10.17	The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.17 to our Annual Report on Form 10-K filed on August 12, 2012) (SEC File No. 1-14064).* †

10.17a	Form of Stock Option Agreement under Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 4, 2006) (SEC File No. 1-14064).* †

10.17b

Form of Stock Option Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on September 25, 2007) (SEC File No. 1-14064).* †

10.17c

Form of Stock Option Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 28, 2008) (SEC File No. 1-14064).* †

Exhibit Number	Description
10.17d

Form of Stock Option Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.17e

Form of Performance Share Unit Award Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.17f

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

Form of Restricted Stock Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.17j

Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).* †

10.17k

Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).* †

10.17l

Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).* †

10.17m

Form of Restricted Stock Unit Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).* †

10.17n

Form of Restricted Stock Unit Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).* †

10.17o	Form of Market Share Unit Agreement (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 11, 2011) (SEC File No. 1-14064).* †

10.17p

Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 4, 2011) (SEC File No. 1-14064).* †

10.17q

Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 4, 2011) (SEC File No. 1-14064).* †

10.17r

Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 4, 2011) (SEC File No. 1-14064).* †

Exhibit Number	Description
10.17s

Form of Restricted Stock Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 4, 2011) (SEC File No. 1-14064).* †

10.17t

Form of Restricted Stock Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 4, 2011) (SEC File No. 1-14064).* †

10.17u

Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.17v

Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.17w

Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.17x

Form of Restricted Stock Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.17y

Form of Restricted Stock Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.17z

Form of Stock Option Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.17aa

Performance Share Unit Award Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.17bb

Form of Restricted Stock Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 6, 2013) (SEC File No. 1-14064).* †

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

Exhibit Number	Description
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

THE ESTÉE LAUDER COMPANIES INC.

	By	/s/ TRACEY T. TRAVIS
Tracey T. Travis
Executive Vice President and Chief Financial Officer
Date: August 23, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title (s)	Date

FABRIZIO FREDA*	President, Chief Executive Officer	August 23, 2013
Fabrizio Freda	and a Director
(Principal Executive Officer)

WILLIAM P. LAUDER*	Executive Chairman	August 23, 2013
William P. Lauder	and a Director

LEONARD A. LAUDER*	Director	August 23, 2013
Leonard A. Lauder

CHARLENE BARSHEFSKY*	Director	August 23, 2013
Charlene Barshefsky

ROSE MARIE BRAVO*	Director	August 23, 2013
Rose Marie Bravo

WEI SUN CHRISTIANSON*	Director	August 23, 2013
Wei Sun Christianson

PAUL J. FRIBOURG*	Director	August 23, 2013
Paul J. Fribourg

MELLODY HOBSON*	Director	August 23, 2013
Mellody Hobson

IRVINE O. HOCKADAY, JR.*	Director	August 23, 2013
Irvine O. Hockaday, Jr.

AERIN LAUDER*	Director	August 23, 2013
Aerin Lauder

JANE LAUDER*	Director	August 23, 2013
Jane Lauder

RICHARD D. PARSONS*	Director	August 23, 2013
Richard D. Parsons

LYNN FORESTER DE ROTHSCHILD*	Director	August 23, 2013
Lynn Forester de Rothschild

BARRY S. STERNLICHT*	Director	August 23, 2013
Barry S. Sternlicht

RICHARD F. ZANNINO*	Director	August 23, 2013
Richard F. Zannino

/s/ TRACEY T. TRAVIS	Executive Vice President and	August 23, 2013
Tracey T. Travis	Chief Financial Officer
(Principal Financial and Accounting Officer)

* By signing her name hereto, Tracey T. Travis signs this document in the capacities indicated above and on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed herewith.

By	/s/ TRACEY T. TRAVIS
Tracey T. Travis
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

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, the Company’s management has concluded that, as of June 30, 2013, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

/s/ Fabrizio Freda	/s/ Tracey T. Travis
Fabrizio Freda	Tracey T. Travis
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

August 23, 2013

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders

The Estée Lauder Companies Inc.:

We have audited The Estée Lauder Companies Inc. and subsidiaries’ (“the Company”) internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The Estée Lauder Companies Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Estée Lauder Companies Inc. and subsidiaries as of June 30, 2013 and 2012, and the related consolidated statements of earnings, equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended June 30, 2013, and our report dated August 23, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York
August 23, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Estée Lauder Companies Inc.:

We have audited the accompanying consolidated balance sheets of The Estée Lauder Companies Inc. and subsidiaries (“the Company”) as of June 30, 2013 and 2012, and the related consolidated statements of earnings, equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended June 30, 2013.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed on the index on page F-1.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Estée Lauder Companies Inc. and subsidiaries as of June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Estée Lauder Companies Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 23, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
August 23, 2013

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended June 30
	2013	2012	2011
	(In millions, except per share data)

Net Sales	$10,181.7	$9,713.6	$8,810.0
Cost of Sales	2,025.9	1,995.8	1,936.9

Gross Profit	8,155.8	7,717.8	6,873.1

Operating expenses
Selling, general and administrative	6,597.0	6,324.8	5,696.7
Restructuring and other charges	15.1	59.6	49.0
Goodwill impairment	9.6	—	29.3
Impairment of other intangible assets	8.1	21.7	8.7
Total operating expenses	6,629.8	6,406.1	5,783.7

Operating Income	1,526.0	1,311.7	1,089.4

Interest expense, net	54.8	61.1	63.9
Interest expense on debt extinguishment	19.1	—	—
Other income	23.1	10.5	—
Earnings before Income Taxes	1,475.2	1,261.1	1,025.5

Provision for income taxes	451.4	400.6	321.7
Net Earnings	1,023.8	860.5	703.8

Net earnings attributable to noncontrolling interests	(4.0)	(3.6)	(3.0)
Net Earnings Attributable to The Estée Lauder Companies Inc.	$1,019.8	$856.9	$700.8

Net earnings attributable to The Estée Lauder Companies Inc. per common share
Basic	$2.63	$2.20	$1.78
Diluted	$2.58	$2.16	$1.74

Weighted-average common shares outstanding
Basic	387.6	388.7	394.0
Diluted	394.9	397.0	402.4

Cash dividends declared per common share	$1.08	$.525	$.375

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended June 30
	2013	2012	2011
	(In millions)

Net earnings	$1,023.8	$860.5	$703.8

Other comprehensive income (loss):
Net unrealized investment gain (loss)	0.4	0.1	0.4
Net derivative instrument gain (loss)	1.2	28.2	(23.2)
Amounts included in net periodic benefit cost	125.9	(155.9)	49.5
Translation adjustments	(20.1)	(151.6)	200.0
Benefit (provision) for deferred income taxes on components of other comprehensive income	(51.1)	46.0	(9.1)
Total other comprehensive income (loss)	56.3	(233.2)	217.6
Comprehensive income (loss)	1,080.1	627.3	921.4

Comprehensive (income) loss attributable to noncontrolling interests:
Net earnings	(4.0)	(3.6)	(3.0)
Translation adjustments	(0.9)	2.6	(3.2)
	(4.9)	(1.0)	(6.2)
Comprehensive income (loss) attributable to The Estée Lauder Companies Inc.	$1,075.2	$626.3	$915.2

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED BALANCE SHEETS

	June 30
	2013	2012
	($ in millions)
ASSETS
Current Assets
Cash and cash equivalents	$1,495.7	$1,347.7
Accounts receivable, net	1,171.7	1,060.3
Inventory and promotional merchandise, net	1,113.9	983.6
Prepaid expenses and other current assets	515.9	463.5
Total current assets	4,297.2	3,855.1

Property, Plant and Equipment, net	1,350.7	1,231.8

Other Assets
Goodwill	881.5	882.6
Other intangible assets, net	169.6	190.1
Other assets	446.2	433.4
Total other assets	1,497.3	1,506.1
Total assets	$7,145.2	$6,593.0

LIABILITIES AND EQUITY
Current Liabilities
Current debt	$18.3	$219.0
Accounts payable	481.7	493.8
Accrued income taxes	81.3	97.2
Other accrued liabilities	1,353.3	1,315.8
Total current liabilities	1,934.6	2,125.8

Noncurrent Liabilities
Long-term debt	1,326.0	1,069.1
Accrued income taxes	80.6	106.3
Other noncurrent liabilities	502.1	544.3
Total noncurrent liabilities	1,908.7	1,719.7

Commitments and Contingencies

Equity
Common stock, $.01 par value; Class A authorized: 1,300,000,000 at June 30, 2013 and 650,000,000 at June 30, 2012; shares issued: 407,988,891 at June 30, 2013 and 399,491,292 at June 30, 2012; Class B authorized: 304,000,000 at June 30, 2013 and 240,000,000 at June 30, 2012; shares issued and outstanding: 148,978,082 at June 30, 2013 and 151,778,082 at June 30, 2012	5.6	5.5
Paid-in capital	2,289.9	2,006.1
Retained earnings	5,364.1	4,764.9
Accumulated other comprehensive income (loss)	(157.5)	(212.9)
	7,502.1	6,563.6
Less: Treasury stock, at cost; 168,972,698 Class A shares at June 30, 2013 and 162,371,840 Class A shares at June 30, 2012	(4,215.2)	(3,830.4)
Total stockholders’ equity – The Estée Lauder Companies Inc.	3,286.9	2,733.2
Noncontrolling interests	15.0	14.3
Total equity	3,301.9	2,747.5
Total liabilities and equity	$7,145.2	$6,593.0

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Year Ended June 30
	2013	2012	2011
	(In millions)

Common stock, beginning of year	$5.5	$5.5	$5.5
Stock-based compensation	0.1	—	—
Common stock, end of year	5.6	5.5	5.5

Paid-in capital, beginning of year	2,006.1	1,735.6	1,428.7
Stock-based compensation	283.8	270.7	306.9
Purchase of noncontrolling interest	—	(0.2)	—
Paid-in capital, end of year	2,289.9	2,006.1	1,735.6

Retained earnings, beginning of year	4,764.9	4,113.7	3,561.2
Common stock dividends	(420.6)	(204.1)	(148.3)
Stock-based compensation	—	(1.6)	—
Net earnings attributable to The Estée Lauder Companies Inc.	1,019.8	856.9	700.8
Retained earnings, end of year	5,364.1	4,764.9	4,113.7

Accumulated other comprehensive income (loss), beginning of year	(212.9)	17.7	(196.7)
Other comprehensive income (loss)	55.4	(230.6)	214.4
Accumulated other comprehensive income (loss), end of year	(157.5)	(212.9)	17.7

Treasury stock, beginning of year	(3,830.4)	(3,243.1)	(2,850.3)
Acquisition of treasury stock	(342.6)	(555.2)	(376.9)
Stock-based compensation	(42.2)	(32.1)	(15.9)
Treasury stock, end of year	(4,215.2)	(3,830.4)	(3,243.1)

Total stockholders’ equity – The Estée Lauder Companies Inc.	3,286.9	2,733.2	2,629.4

Noncontrolling interests, beginning of year	14.3	17.6	17.0
Net earnings attributable to noncontrolling interests	4.0	3.6	3.0
Distributions to noncontrolling interest holders	(4.2)	(3.9)	(5.6)
Purchase of noncontrolling interest	—	(0.4)	—
Other comprehensive income (loss)	0.9	(2.6)	3.2
Noncontrolling interests, end of year	15.0	14.3	17.6

Total equity	$3,301.9	$2,747.5	$2,647.0

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30
	2013	2012	2011
	(In millions)
Cash Flows from Operating Activities
Net earnings	$1,023.8	$860.5	$703.8
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	336.9	295.8	294.4
Deferred income taxes	(76.1)	(22.1)	(24.5)
Non-cash stock-based compensation	145.8	124.7	94.8
Excess tax benefits from stock-based compensation arrangements	(53.9)	(57.8)	(49.7)
Loss on disposal of property, plant and equipment	15.2	12.7	7.7
Goodwill and other intangible asset impairments	17.7	21.7	38.0
Non-cash charges associated with restructuring activities	3.5	3.5	9.4
Pension and post-retirement benefit expense	83.1	68.5	78.5
Pension and post-retirement benefit contributions	(38.3)	(126.9)	(92.4)
Other non-cash items	(23.1)	3.7	0.6
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(113.0)	(178.4)	(124.7)
Increase in inventory and promotional merchandise, net	(134.5)	(41.2)	(95.1)
Increase in other assets, net	(3.2)	(63.1)	(52.5)
Increase (decrease) in accounts payable	(8.7)	68.3	(17.0)
Increase in accrued income taxes	34.0	96.6	103.1
Increase in other liabilities	17.1	60.2	152.6
Net cash flows provided by operating activities	1,226.3	1,126.7	1,027.0

Cash Flows from Investing Activities
Capital expenditures	(461.0)	(420.7)	(351.0)
Acquisition of businesses and other intangible assets, net of cash acquired	(8.7)	(7.6)	(256.1)
Proceeds from the disposition of long-term investments	7.0	—	0.2
Purchases of long-term investments	(2.8)	—	—
Net cash flows used for investing activities	(465.5)	(428.3)	(606.9)

Cash Flows from Financing Activities
Borrowings (repayments) of current debt, net	(198.5)	197.4	0.4
Proceeds from issuance of long-term debt, net	498.7	—	—
Debt issuance costs	(4.1)	(1.1)	—
Repayments and redemptions of long-term debt	(241.5)	(128.8)	(16.5)
Net settlement of interest rate derivatives	—	—	47.4
Net proceeds from stock-based compensation transactions	91.1	90.8	156.1
Excess tax benefits from stock-based compensation arrangements	53.9	57.8	49.7
Payments to acquire treasury stock	(387.7)	(592.7)	(396.6)
Dividends paid to stockholders	(419.2)	(204.0)	(148.0)
Payments to noncontrolling interest holders for dividends	(4.2)	(4.5)	(5.6)
Net cash flows used for financing activities	(611.5)	(585.1)	(313.1)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1.3)	(18.6)	25.3
Net Increase in Cash and Cash Equivalents	148.0	94.7	132.3
Cash and Cash Equivalents at Beginning of Year	1,347.7	1,253.0	1,120.7
Cash and Cash Equivalents at End of Year	$1,495.7	$1,347.7	$1,253.0

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

All share (except par value per share), earnings per common share and cash dividends declared per common share information for fiscal 2011 reflects the two-for-one stock split on the Company’s Class A and Class B Common Stock, which was effected in the form of a stock dividend for each share held by stockholders of record at the close of business on January 4, 2012.  The number of shares of the Company’s Class A Common Stock issuable upon exercise of outstanding stock options and vesting of other stock-based awards were proportionately increased in accordance with the terms of the respective plans.

Management Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses reported in those financial statements.  Certain significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, inventory, pension and other post-retirement benefit costs, goodwill, other intangible assets and long-lived assets, and income taxes.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate.  As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions.  Significant changes, if any, in those estimates and assumptions resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at year-end rates of exchange, while revenue and expenses are translated at weighted-average rates of exchange for the period.  Unrealized translation gains (losses) reported as cumulative translation adjustments through other comprehensive income (loss) (“OCI”) attributable to The Estée Lauder Companies Inc. amounted to $(25.6) million, $(154.2) million and $210.5 million, net of tax, in fiscal 2013, 2012 and 2011, respectively.  For the Company’s Venezuelan subsidiary operating in a highly inflationary economy, the U.S. dollar is the functional currency.  Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings.

The Company enters into foreign currency forward contracts and may enter into option contracts to hedge foreign currency transactions for periods consistent with its identified exposures.  Accordingly, the Company categorizes these instruments as entered into for purposes other than trading.

The accompanying consolidated statements of earnings include net exchange losses on foreign currency transactions of $3.5 million, $0.5 million and $18.6 million in fiscal 2013, 2012 and 2011, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include $843.5 million and $660.2 million of short-term time deposits at June 30, 2013 and 2012, respectively.  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  As of June 30, 2013, approximately 21% and 20% of the Company’s cash and cash equivalents are held by two financial institutions.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions totaling $22.7 million and $31.1 million as of June 30, 2013 and 2012, respectively.  This reserve is based upon the evaluation of accounts receivable aging, specific exposures and historical trends.

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

The Company’s largest customer sells products primarily within the United States and accounted for $1,078.8 million, or 11%, $1,048.1 million, or 11%, and $967.6 million, or 11%, of the Company’s consolidated net sales in fiscal 2013, 2012 and 2011, respectively.  This customer accounted for $113.7 million, or 10%, and $110.2 million, or 10%, of the Company’s accounts receivable at June 30, 2013 and 2012, respectively.

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

Revenues are reported on a net sales basis, which is computed by deducting from gross sales the amount of actual product returns received, discounts, incentive arrangements with retailers and an amount established for anticipated product returns.  The Company’s practice is to accept product returns from retailers only if properly requested, authorized and approved.  In accepting returns, the Company typically provides a credit to the retailer against accounts receivable from that retailer.  As a percentage of gross sales, returns were 3.3% in 2013 and 3.5% in fiscal 2012 and 2011.

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

The Company enters into transactions related to advertising, product promotions and demonstrations, some of which involve cooperative relationships with customers.  These activities may be arranged either with unrelated third parties or in conjunction with the customer.  The Company’s share of the cost of these transactions (regardless of to whom they were paid) are reflected in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and were approximately $1,412 million, $1,343 million and $1,152 million in fiscal 2013, 2012 and 2011, respectively.

Advertising and Promotion

Global net expenses for advertising, merchandising, sampling, promotion and product development costs were $2,798.0 million, $2,655.7 million and $2,345.8 million in fiscal 2013, 2012 and 2011, respectively, and are expensed as incurred.  Excluding the impact of purchase with purchase and gift with purchase promotions, advertising, merchandising, sampling and promotion expenses included in operating expenses were $2,584.2 million, $2,458.9 million and $2,160.7 million in fiscal 2013, 2012 and 2011, respectively.

Research and Development

Research and development costs amounted to $103.6 million, $96.5 million and $85.7 million in fiscal 2013, 2012 and 2011, respectively.  Research and development costs are expensed as incurred.

Shipping and Handling

Shipping and handling expenses of $337.9 million, $312.4 million and $289.7 million in fiscal 2013, 2012 and 2011, respectively, are recorded in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and include distribution center costs, third-party logistics costs and outbound freight.

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

License Arrangements

The Company’s license agreements provide the Company with worldwide rights to manufacture, market and sell beauty and beauty-related products (or particular categories thereof) using the licensors’ trademarks.  The licenses typically have an initial term of approximately 5 years to 11 years, and are renewable subject to the Company’s compliance with the license agreement provisions.  The remaining terms, including the potential renewal periods, range from approximately 7 years to 28 years.  Under each license, the Company is required to pay royalties to the licensor, at least annually, based on net sales to third parties.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

The Company records stock-based compensation, measured at the fair value of the award, as an expense in the consolidated financial statements.  Upon the exercise of stock options or the vesting of restricted stock units, performance share units, performance share units based on total stockholder return and market share units, the resulting excess tax benefits, if any, are credited to additional paid-in capital.  Any resulting tax deficiencies will first be offset against those cumulative credits to additional paid-in capital.  If the cumulative credits to additional paid-in capital are exhausted, tax deficiencies will be recorded to the provision for income taxes.  Excess tax benefits are required to be reflected as financing cash inflows in the accompanying consolidated statements of cash flows.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards

In July 2013, the FASB issued authoritative guidance that requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward.  If either (i) an NOL carryforward, a similar tax loss, or tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position or (ii) the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice), an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset.  This guidance becomes effective prospectively for unrecognized tax benefits that exist as of the Company’s fiscal 2015 first quarter, with retrospective application and early adoption permitted.  The Company is currently evaluating the timing of adoption and the impact of this balance sheet presentation guidance but does not expect it to have a significant impact on the Company’s consolidated financial statements.

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

Out-of-period Adjustments

During the year ended June 30, 2013, the Company identified and recorded out-of-period adjustments related to the fiscal years ended June 30, 2008 through June 30, 2012.

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

The impact of these adjustments for the year ended June 30, 2013 is an increase in earnings before taxes of $7.7 million, an increase in net earnings of $1.7 million and no change in diluted net earnings per common share.

Individually and in the aggregate, these out-of-period adjustments did not have a material impact on the Company’s consolidated financial statements for the year ended June 30, 2013, and the related items were not material to any previously issued consolidated financial statements.

NOTE 3 – INVENTORY AND PROMOTIONAL MERCHANDISE

	June 30
(In millions)	2013	2012
Inventory and promotional merchandise, net consists of:
Raw materials	$274.2	$220.7
Work in process	116.8	98.0
Finished goods	510.9	473.9
Promotional merchandise	212.0	191.0
	$1,113.9	$983.6

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

	June 30
(In millions)	2013	2012
Assets (Useful Life)

Land	$14.7	$14.6
Buildings and improvements (10 to 40 years)	195.4	188.8
Machinery and equipment (3 to 10 years)	647.9	620.9
Computer hardware and software (4 to 10 years)	948.4	850.4
Furniture and fixtures (5 to 10 years)	71.6	66.4
Leasehold improvements	1,349.6	1,227.3
	3,227.6	2,968.4
Less accumulated depreciation and amortization	1,876.9	1,736.6
	$1,350.7	$1,231.8

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The cost of assets related to projects in progress of $178.7 million and $231.6 million as of June 30, 2013 and 2012, respectively, is included in their respective asset categories above.  Depreciation and amortization of property, plant and equipment was $329.8 million, $286.9 million and $283.5 million in fiscal 2013, 2012 and 2011, respectively.  Depreciation and amortization related to the Company’s manufacturing process is included in Cost of sales and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company assigns goodwill of a reporting unit to the product category in which that reporting unit predominantly operates at the time of acquisition.  The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total

Balance as of June 30, 2011
Goodwill	$70.4	$412.6	$55.0	$406.9	$944.9
Accumulated impairments	(24.4)	—	—	(43.2)	(67.6)
	46.0	412.6	55.0	363.7	877.3

Goodwill acquired during the year	—	8.8	—	—	8.8
Translation and other adjustments	(1.5)	(0.3)	(0.2)	(1.5)	(3.5)
	(1.5)	8.5	(0.2)	(1.5)	5.3

Balance as of June 30, 2012
Goodwill	68.1	421.1	54.8	403.4	947.4
Accumulated impairments	(23.6)	—	—	(41.2)	(64.8)
	44.5	421.1	54.8	362.2	882.6

Goodwill acquired during the year	—	9.2	—	—	9.2
Impairment charges	(9.6)	—	—	—	(9.6)
Translation and other adjustments	0.3	0.1	—	(1.1)	(0.7)
	(9.3)	9.3	—	(1.1)	(1.1)

Balance as of June 30, 2013
Goodwill	67.7	430.4	54.8	401.6	954.5
Accumulated impairments	(32.5)	—	—	(40.5)	(73.0)
	$35.2	$430.4	$54.8	$361.1	$881.5

Other Intangible Assets

Other intangible assets include trademarks and patents, as well as license agreements and other intangible assets resulting from or related to businesses and assets purchased by the Company.  Indefinite-lived intangible assets (e.g., trademarks) are not subject to amortization and are assessed at least annually for impairment during the fiscal fourth quarter, or more frequently if certain events or circumstances exist.  Other intangible assets (e.g., non-compete agreements, customer lists) are amortized on a straight-line basis over their expected period of benefit, approximately 2 years to 20 years.  Intangible assets related to license agreements were amortized on a straight-line basis over their useful lives based on the terms of the respective agreements.  The costs incurred and expensed by the Company to extend or renew the term of acquired intangible assets during fiscal 2013 and 2012 were not significant to the Company’s results of operations.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other intangible assets consist of the following:

	June 30, 2013			June 30, 2012
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Amortizable intangible assets:
Customer lists and other	$268.0	$204.1	$63.9	$268.4	$191.9	$76.5
License agreements	43.0	43.0	—	43.0	43.0	—
	$311.0	$247.1	63.9	$311.4	$234.9	76.5
Non-amortizable intangible assets:
Trademarks and other			105.7			113.6
Total intangible assets			$169.6			$190.1

The aggregate amortization expense related to amortizable intangible assets for fiscal 2013, 2012 and 2011 was $12.5 million, $13.9 million and $14.6 million, respectively.  The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

	Fiscal
(In millions)	2014	2015	2016	2017	2018

Estimated aggregate amortization expense	$12.4	$12.1	$12.0	$9.9	$8.4

Impairment Testing During Fiscal 2013

As of the Company’s annual step-one goodwill impairment test on April 1, 2013, the Company determined that the carrying value of the Darphin reporting unit exceeded its fair value.  As a result, the Company recorded an impairment charge for the remainder of the goodwill related to the Darphin reporting unit of $9.6 million.  The fair value of the reporting unit was based upon the income approach, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of cash flows.  The Company also determined that the carrying value of the Darphin trademark exceeded its estimated fair value, which was based on the use of a royalty rate to determine discounted projected future cash flows (“relief-from-royalty method”).  As a result, the Company recognized an impairment charge of $8.1 million for the remaining carrying value of the related trademark.  These impairment charges were reflected in the skin care product category and in the Europe, the Middle East & Africa region.

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

As of the Company’s annual indefinite-lived asset impairment test on April 1, 2012, the Company determined that the carrying value of the Ojon brand trademark exceeded its estimated fair value, which was based on the relief-from-royalty method.  As a result, the Company recognized an impairment charge of $3.3 million for the remaining carrying value of the related trademark.  The Company also determined that the future cash flows associated with the Ojon brand customer list were less than its carrying value.  As the remaining carrying value of the customer list was not recoverable, the Company recognized an impairment charge of $11.7 million.  These impairment charges were reflected in the hair care product category and in the Americas region.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – RETURNS AND CHARGES ASSOCIATED WITH RESTRUCTURING ACTIVITIES

In an effort to drive down costs and achieve synergies within the organization, in February 2009, the Company announced the implementation of a multi-faceted cost savings program (the “Program”) to position the Company to achieve long-term profitable growth.  The Company anticipated the Program would result in total cumulative restructuring charges and other costs to implement those initiatives of between $350 million and $450 million before taxes.  During the second quarter of fiscal 2013, the Company closed the Program.  The Company concluded the approval of all initiatives under the Program and anticipates commencing the execution of those initiatives through fiscal 2014.  As a result of the closure of the Program and the evaluation of the initiatives that have been implemented, as of June 30, 2013, the Company anticipates total cumulative restructuring charges and other costs to implement those initiatives to total between $320 million and $330 million and that such charges have been substantially recorded through fiscal 2013.  The Company will continue to monitor the progress of these initiatives and revise estimates as appropriate.

The following is a reconciliation of cumulative approved charges under the Program as compared with the revised estimated charges related to initiatives under the Program and total cumulative charges incurred through June 30, 2013:

	Restructuring Charges							Total
(In millions)	Employee- Related Costs	Asset Write- offs	Contract Terminations and Other Exit Costs	Total Restructuring	Returns	Inventory Write-offs	Other Charges	Restructuring Charges and Other Costs to Implement

Approved charges from inception through December 31, 2012	$205.5	$23.5	$43.5	$272.5	$43.0	$20.0	$50.0	$385.5
Adjustments of estimated costs over (under)	(35.0)	(2.0)	(4.0)	(41.0)	(11.0)	4.0	(13.0)	(61.0)
Revised estimated charges as of June 30, 2013	$170.5	$21.5	$39.5	$231.5	$32.0	$24.0	$37.0	$324.5
Cumulative charges incurred through June 30, 2013	$169.6	$21.4	$37.4	$228.4	$32.0	$23.2	$36.8	$320.4

The Program focused on a redesign of the Company’s organizational structure in order to integrate it in a more cohesive way and operate more globally across brands and functions.  The principal aspect of the Program was the reduction of the workforce by approximately 2,000 employees.  Specific actions taken since the Program inception included:

•                  Resize and Reorganize the Organization – The Company continued the realignment and optimization of its organization to better leverage scale, improve productivity, reduce complexity and achieve cost savings in each region and across various functions.  This included reduction of the workforce which occurred through the consolidation of certain functions, which it achieved through a combination of normal attrition and job eliminations, and the closure and consolidation of certain distribution and office facilities.  As of June 30, 2013, the Company identified approximately $14 million of previously-approved restructuring costs that will not be incurred related to these activities, primarily as a result of certain employees relocating to other available positions within the Company.

•                  Turnaround or Exit Unprofitable Operations – To improve the profitability in certain of the Company’s brands and regions, the Company has selectively exited certain channels of distribution, categories and markets, and has made changes to turn around others.  This included the exit from the global wholesale distribution of its Prescriptives brand, the reformulation of Ojon brand products and the exit from the global distribution of Sean John products.  In connection with these activities, the Company incurred charges for product returns, inventory write-offs, reduction of workforce and termination of contracts.  As of June 30, 2013, the Company identified approximately $21 million of previously-approved returns and other costs related to these activities that will not be incurred, primarily as a result of better-than-expected sales of products prior to the exit of the operations, as well as lower employee-related and store closure costs than originally estimated.

•                  Outsourcing – In order to balance the growing need for information technology support with the Company’s efforts to provide the most efficient and cost effective solutions, it continued the outsourcing of certain information technology processes.  The Company incurred costs to transition services to outsource providers and employee-related termination costs.  As of June 30, 2013, the Company identified approximately $26 million of previously-approved outsourcing initiatives for information technology services stemming from the decision not to implement certain aspects of these initiatives, as well as lower costs than originally anticipated to transition services on initiatives that were implemented.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring Charges

The following table presents aggregate restructuring charges related to the Program to date:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Fiscal 2009	$60.9	$4.2	$3.4	$1.8	$70.3
Fiscal 2010	29.3	11.0	2.3	6.2	48.8
Fiscal 2011	34.6	2.4	3.0	1.1	41.1
Fiscal 2012	37.1	1.7	12.6	2.2	53.6
Fiscal 2013	7.7	2.1	1.5	3.3	14.6
Charges recorded through June 30, 2013	$169.6	$21.4	$22.8	$14.6	$228.4

The following table presents accrued restructuring charges and the related activities under the Program to date:

(In millions)	Employee-Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Charges	$60.9	$4.2	$3.4	$1.8	$70.3
Cash payments	(7.5)	—	(0.5)	(1.6)	(9.6)
Non-cash write-offs	—	(4.2)	—	—	(4.2)
Translation adjustments	0.6	—	—	—	0.6
Other adjustments	(2.4)	—	—	—	(2.4)
Balance at June 30, 2009	51.6	—	2.9	0.2	54.7

Charges	29.3	11.0	2.3	6.2	48.8
Cash payments	(49.5)	—	(5.1)	(6.0)	(60.6)
Non-cash write-offs	—	(11.0)	—	—	(11.0)
Translation adjustments	(0.8)	—	—	—	(0.8)
Balance at June 30, 2010	30.6	—	0.1	0.4	31.1

Charges	34.6	2.4	3.0	1.1	41.1
Cash payments	(30.6)	—	(2.4)	(1.4)	(34.4)
Non-cash write-offs	—	(2.4)	—	—	(2.4)
Translation adjustments	1.2	—	(0.1)	0.1	1.2
Balance at June 30, 2011	35.8	—	0.6	0.2	36.6

Charges	37.1	1.7	12.6	2.2	53.6
Cash payments	(23.6)	—	(12.4)	(2.0)	(38.0)
Non-cash write-offs	—	(1.7)	—	—	(1.7)
Translation adjustments	(1.4)	—	—	0.1	(1.3)
Balance at June 30, 2012	47.9	—	0.8	0.5	49.2

Charges	7.7	2.1	1.5	3.3	14.6
Cash payments	(26.0)	—	(2.1)	(3.1)	(31.2)
Non-cash write-offs	—	(2.1)	—	—	(2.1)
Translation adjustments	0.2	—	—	—	0.2
Other adjustments	(2.3)	—	—	—	(2.3)
Balance at June 30, 2013	$27.5	$—	$0.2	$0.7	$28.4

Accrued restructuring charges at June 30, 2013 are expected to result in cash expenditures funded from cash provided by operations of approximately $23 million in fiscal 2014 and $5 million in fiscal 2015.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total Returns and Other Charges Associated with Restructuring Activities

The following table presents total returns and charges associated with restructuring and other activities related to the Program:

	Year Ended June 30
(In millions)	2013	2012	2011
Sales returns (included in Net Sales)	$1.5	$2.1	$4.6
Cost of sales	1.2	1.5	5.8
Restructuring charges	14.6	53.6	41.1
Other charges	0.5	6.0	7.9
Total charges associated with restructuring activities	$17.8	$63.2	$59.4

During fiscal 2013, the Company recorded $1.5 million reflecting sales returns (less related cost of sales of $0.2 million) and a write-off of inventory of $1.4 million associated with exiting unprofitable operations.

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

NOTE 7 – INCOME TAXES

The provision for income taxes is comprised of the following:

	Year Ended June 30
(In millions)	2013	2012	2011
Current:
Federal	$261.7	$154.5	$127.2
Foreign	241.5	254.1	220.0
State and local	24.3	14.1	(1.0)
	527.5	422.7	346.2

Deferred:
Federal	(35.2)	(13.8)	(27.8)
Foreign	(41.3)	(9.0)	2.6
State and local	0.4	0.7	0.7
	(76.1)	(22.1)	(24.5)
	$451.4	$400.6	$321.7

A reconciliation of the U.S. federal statutory income tax rate to our actual effective tax rate on earnings before income taxes is as follows:

	Year Ended June 30
	2013	2012	2011

Provision for income taxes at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) due to:
State and local income taxes, net of federal tax benefit	1.3	1.1	0.8
Taxation of foreign operations	(4.9)	(4.2)	(2.7)
Income tax reserve adjustments	(1.0)	(0.8)	(1.8)
Other, net	0.2	0.7	0.1
Effective tax rate	30.6%	31.8%	31.4%

Income tax reserve adjustments represent changes in the Company’s net liability for unrecognized tax benefits related to prior-year tax positions including tax settlements and lapses of the applicable statutes of limitations.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Federal income and foreign withholding taxes have not been provided on approximately $1,980 million of undistributed earnings of foreign subsidiaries at June 30, 2013.  The Company intends to reinvest these earnings in its foreign operations indefinitely, except where it is able to repatriate these earnings to the United States without material incremental tax provision.  As of June 30, 2012 and 2011, the Company had not provided federal income and foreign withholding taxes on approximately $1,618 million and $1,208 million, respectively, of undistributed earnings of foreign subsidiaries.  The determination and estimation of the future income tax consequences in all relevant taxing jurisdictions involves the application of highly complex tax laws in the countries involved, particularly in the United States, and is based on the tax profile of the Company in the year of earnings repatriation.  Accordingly, it is not practicable to determine the amount of tax associated with such undistributed earnings.

Significant components of the Company’s deferred income tax assets and liabilities were as follows:

	June 30
(In millions)	2013	2012
Deferred tax assets:
Compensation related expenses	$177.0	$161.8
Inventory obsolescence and other inventory related reserves	76.1	65.1
Retirement benefit obligations	81.5	112.8
Various accruals not currently deductible	179.9	176.3
Net operating loss, credit and other carryforwards	89.6	66.7
Unrecognized state tax benefits and accrued interest	19.0	22.8
Other differences between tax and financial statement values	83.4	89.4
	706.5	694.9
Valuation allowance for deferred tax assets	(92.9)	(73.2)
Total deferred tax assets	613.6	621.7

Deferred tax liabilities:
Depreciation and amortization	(249.9)	(252.7)
Other differences between tax and financial statement values	(17.4)	(18.1)
Total deferred tax liabilities	(267.3)	(270.8)
Total net deferred tax assets	$346.3	$350.9

As of June 30, 2013 and 2012, the Company had current net deferred tax assets of $296.0 million and $247.8 million, respectively, substantially all of which are included in Prepaid expenses and other current assets in the accompanying consolidated balance sheets.  In addition, the Company had noncurrent net deferred tax assets of $50.3 million and $103.1 million as of June 30, 2013 and 2012, respectively, substantially all of which are included in Other assets in the accompanying consolidated balance sheets.

As of June 30, 2013 and 2012, certain subsidiaries had net operating loss and other carryforwards for tax purposes of approximately $349 million and $262 million, respectively.  With the exception of approximately $340 million of net operating loss and other carryforwards with an indefinite carryforward period as of June 30, 2013, these carryforwards expire at various dates through fiscal 2032.  Deferred tax assets, net of valuation allowances, in the amount of $9.0 million and $3.3 million as of June 30, 2013 and 2012, respectively, have been recorded to reflect the tax benefits of the carryforwards not utilized to date.

A full valuation allowance has been provided for those deferred tax assets for which, in the opinion of management, it is more-likely-than-not that the deferred tax assets will not be realized.

Earnings before income taxes include amounts contributed by the Company’s foreign operations of approximately $1,220 million, $1,172 million and $1,039 million for fiscal 2013, 2012 and 2011, respectively.  A portion of these earnings are taxed in the United States.

As of June 30, 2013 and 2012, the Company had gross unrecognized tax benefits of $64.0 million and $78.5 million, respectively.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $47.2 million.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company classifies applicable interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes.  During fiscal 2013 and 2012, the Company recognized gross interest and penalty benefits of $8.2 million and $6.8 million, respectively, in the accompanying consolidated statements of earnings.  The total gross accrued interest and penalties in the accompanying consolidated balance sheets at June 30, 2013 and 2012 were $17.4 million and $28.6 million, respectively.  A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	June 30
(In millions)	2013	2012

Beginning of the year balance of gross unrecognized tax benefits	$78.5	$104.8
Gross amounts of increases as a result of tax positions taken during a prior period	5.6	16.4
Gross amounts of decreases as a result of tax positions taken during a prior period	(9.8)	(16.4)
Gross amounts of increases as a result of tax positions taken during the current period	8.4	5.5
Amounts of decreases in unrecognized tax benefits relating to settlements with taxing authorities	(6.8)	(12.2)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statutes of limitations	(11.9)	(19.6)
End of year balance of gross unrecognized tax benefits	$64.0	$78.5

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

During the first and fourth quarters of fiscal 2013, the Company formally concluded the compliance process with respect to fiscal years 2011 and 2012, respectively, under the IRS CAP.  The conclusion of this process did not impact the Company’s consolidated financial statements.  As of June 30, 2013, the compliance process was ongoing with respect to fiscal 2013.

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

The Company had been notified of a disallowance of tax deductions claimed by its subsidiary in Spain for fiscal years 1999 through 2002.  An appeal against this reassessment was filed with the Chief Tax Inspector.  On July 18, 2005, the final assessment made by the Chief Tax Inspector was received, confirming the reassessment made by the tax auditors.  During fiscal 2006, an appeal against this final assessment was filed with the Madrid Regional Economic Administrative Tribunal (“TEAR”).  In view of the TEAR’s silence, during fiscal 2007 the claim was presumed to be dismissed and an appeal was filed against it with the Central Economic-Administrative Tribunal (“TEAC”).  During the fiscal 2008 fourth quarter, the TEAC dismissed the claim and, on June 10, 2008, the Company filed an appeal for judicial review with the National Appellate Court.  During fiscal 2009, the Company completed the appeal proceedings with the National Appellate Court and, as of June 30, 2011, awaited the court’s decision.  During the first quarter of fiscal 2012, the National Appellate Court notified the Company that the appeal was denied.  The Company has been assessed corporate income tax and interest of $3.7 million, net of tax, at current exchange rates.  In response, the Company filed an appeal with the Spain Supreme Court.  While no assurance can be given as to the outcome in respect of this assessment and pending appeal in the Spanish courts, based on the decision of the National Appellate Court, management believes it is not more-likely-than-not that the subsidiary will be successful in its appeal to the Spain Supreme Court.  Accordingly, the Company established a reserve during fiscal 2012 which resulted in an increase to the provision for income taxes equal to the $3.7 million exposure, net of tax.  Separately, during fiscal 2012, the Company’s subsidiary in Spain made cash payments totaling $4.0 million, at current exchange rates, to the Spain tax authority as an advance deposit to limit the additional interest that would be due to the Spain tax authority should it receive an unfavorable decision from the Spain Supreme Court.

During fiscal 2013, the Company concluded various state, local and foreign income tax audits and examinations while several other matters, including those noted above, were initiated or remained pending.  On the basis of the information available in this regard as of June 30, 2013, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in a range of $10 million to $15 million within 12 months as a result of projected resolutions of global tax examinations and controversies and a potential lapse of the applicable statutes of limitations.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax years subject to examination vary depending on the tax jurisdiction.  As of June 30, 2013, the following tax years remain subject to examination by the major tax jurisdictions indicated:

Major Jurisdiction	Open Fiscal Years

Belgium	2009 - 2013
Canada	2006 - 2013
China	2009 - 2013
France	2006 - 2013
Germany	2004 - 2013
Hong Kong	2007 - 2013
Japan	2012 - 2013
Korea	2009 - 2013
Russia	2013
Spain	1999 - 2002, 2008 - 2013
Switzerland	2011 - 2013
United Kingdom	2012 - 2013
United States	2013
State of California	2007 - 2013
State of New York	2010 - 2013

The Company is also subject to income tax examinations in numerous other state, local and foreign jurisdictions.  The Company believes that its tax reserves are adequate for all years subject to examination.

NOTE 8 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	June 30
(In millions)	2013	2012
Advertising, merchandising and sampling	$338.4	$318.6
Employee compensation	433.3	431.4
Payroll and other taxes	135.7	133.0
Restructuring	23.2	34.8
Other	422.7	398.0
	$1,353.3	$1,315.8

NOTE 9 – DEBT

The Company’s current and long-term debt and available financing consist of the following:

	Debt at June 30		Available financing at June 30, 2013
(In millions)	2013	2012	Committed	Uncommitted
3.70% Senior Notes, due August 15, 2042 (“2042 Senior Notes”)	$248.9	$—	$—	$—
6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”)	296.5	296.4	—	—
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”)	197.8	197.7	—	—
2.35% Senior Notes, due August 15, 2022 (“2022 Senior Notes”)	249.8	—	—	—
5.55% Senior Notes, due May 15, 2017 (“2017 Senior Notes”)	328.0	334.9	—	—
7.75% Senior Notes, due November 1, 2013 (“2013 Senior Notes”)	—	230.1	—	—
Commercial paper	—	200.0	—	1,000.0
Loan participation notes	—	—	—	150.0
Other long-term borrowings	5.0	10.0	—	—
Other current borrowings	18.3	19.0	—	203.8
Revolving credit facility	—	—	1,000.0	—
	1,344.3	1,288.1	$1,000.0	$1,353.8
Less current debt including current maturities	(18.3)	(219.0)
	$1,326.0	$1,069.1

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2013, the Company had outstanding $248.9 million of the 2042 Senior Notes consisting of $250.0 million principal and unamortized discount of $1.1 million.  The 2042 Senior Notes, when issued in August 2012, were priced at 99.567% with a yield of 3.724%.  Interest payments are required to be made semi-annually on February 15 and August 15.

As of June 30, 2013, the Company had outstanding $296.5 million of 2037 Senior Notes consisting of $300.0 million principal and unamortized debt discount of $3.5 million.  The 2037 Senior Notes, when issued in May 2007, were priced at 98.722% with a yield of 6.093%.  Interest payments are required to be made semi-annually on May 15 and November 15.  In April 2007, in anticipation of the issuance of the 2037 Senior Notes, the Company entered into a series of forward-starting interest rate swap agreements on a notional amount totaling $210.0 million at a weighted-average all-in rate of 5.45%.  The forward-starting interest rate swap agreements were settled upon the issuance of the new debt and the Company recognized a loss in other comprehensive income of $0.9 million that will be amortized to interest expense over the life of the 2037 Senior Notes.  As a result of the forward-starting interest rate swap agreements, the debt discount and debt issuance costs, the effective interest rate on the 2037 Senior Notes will be 6.181% over the life of the debt.

As of June 30, 2013, the Company had outstanding $197.8 million of 2033 Senior Notes consisting of $200.0 million principal and unamortized debt discount of $2.2 million.  The 2033 Senior Notes, when issued in September 2003, were priced at 98.645% with a yield of 5.846%.  Interest payments are required to be made semi-annually on April 15 and October 15.  In May 2003, in anticipation of the issuance of the 5.75% Senior Notes, the Company entered into a series of treasury lock agreements on a notional amount totaling $195.0 million at a weighted-average all-in rate of 4.53%.  The treasury lock agreements were settled upon the issuance of the new debt and the Company received a payment of $15.0 million that will be amortized against interest expense over the life of the 2033 Senior Notes.  As a result of the treasury lock agreements, the debt discount and debt issuance costs, the effective interest rate on the 2033 Senior Notes will be 5.395% over the life of the debt.

As of June 30, 2013, the Company had outstanding $249.8 million of the 2022 Senior Notes consisting of $250.0 million principal and unamortized discount of $0.2 million.  The 2022 Senior Notes, when issued in August 2012, were priced at 99.911% with a yield of 2.360%.  Interest payments are required to be made semi-annually on February 15 and August 15.

As of June 30, 2013, the Company had outstanding $328.0 million of 2017 Senior Notes consisting of $300.0 million principal, an unamortized debt discount of $0.2 million and a $28.2 million adjustment to reflect the remaining termination value of an interest rate swap.  The 2017 Senior Notes, when issued in May 2007, were priced at 99.845% with a yield of 5.570%.  Interest payments are required to be made semi-annually on May 15 and November 15.  During fiscal 2011, the Company terminated its interest rate swap agreements with a notional amount totaling $250.0 million which had effectively converted the fixed rate interest on its outstanding 2017 Senior Notes to variable interest rates.  The instrument, which was classified as an asset, had a fair value of $47.4 million at the date of cash settlement.  This net settlement is classified as a financing activity on the consolidated statements of cash flows.  Hedge accounting treatment was discontinued prospectively and the fair value adjustment to the carrying amount of the related debt is being amortized against interest expense over the remaining life of the debt.

In September 2012, the Company used the net proceeds of the 2022 Senior Notes and 2042 Senior Notes to redeem the $230.1 million principal amount of its 2013 Senior Notes at a price of 108% of the principal amount and recorded a pre-tax expense on the extinguishment of debt of $19.1 million representing the call premium of $18.6 million and the pro-rata write-off of $0.5 million of issuance costs and debt discount.

The Company has a commercial paper program under which it may issue commercial paper in the United States.  In the second quarter of fiscal 2013, the Company increased the limit of this program from $750.0 million to $1.0 billion.  In the first quarter of fiscal 2013, the Company had repaid, using cash on hand, $200.0 million of commercial paper that was outstanding at June 30, 2012.  At June 30, 2013, the Company had no commercial paper outstanding.

As of June 30, 2013, the Company had overdraft borrowing agreements with two financial institutions pursuant to which its subsidiary in Turkey may borrow up to 50.0 million Turkish lira ($26.0 million at the exchange rate at June 30, 2013).  The interest rate on borrowings under these agreements was approximately 7%.  There were no debt issuance costs incurred related to these agreements.  The outstanding balance at June 30, 2013 was 14.1 million Turkish lira ($7.4 million at the exchange rate at June 30, 2013) and is classified as current debt on the Company’s consolidated balance sheet.

As of June 30, 2013, the Company had a fixed rate promissory note agreement with a financial institution pursuant to which the Company may borrow up to $150.0 million in the form of loan participation notes through one of its subsidiaries in Europe.  The interest rate on borrowings under this agreement is at an all-in fixed rate determined by the lender and agreed to by the Company at the date of each borrowing.  At June 30, 2013, no borrowings were outstanding under this agreement.  Debt issuance costs incurred related to this agreement were de minimis.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2013, the Company had a $1.0 billion senior unsecured revolving credit facility that expires on July 14, 2015 (the “Facility”).  The Facility may be used to provide credit support for the Company’s commercial paper program and for general corporate purposes.  Up to the equivalent of $250 million of the Facility is available for multi-currency loans.  The interest rate on borrowings under the Facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or ½% plus the Federal funds rate.  In fiscal 2012, the Company incurred costs of approximately $1 million to establish the Facility which are being amortized over the term of the Facility.  The Facility has an annual fee of $0.7 million, payable quarterly, based on the Company’s current credit ratings.  The Facility also contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $100.0 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under this facility.  At June 30, 2013, no borrowings were outstanding under this agreement.

The Company maintains uncommitted credit facilities in various regions throughout the world.  Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings.  During fiscal 2013 and 2012, the monthly average amount outstanding was approximately $11.8 million, and the annualized monthly weighted-average interest rate incurred was approximately 8.8% and 14.1%, respectively.

Refer to Note 13 – Commitments and Contingencies for the Company’s projected debt service payments, as of June 30, 2013, over the next five fiscal years.

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments.  The Company enters into foreign currency forward contracts.  The Company may enter into option contracts to reduce the effects of fluctuating foreign currency exchange rates and interest rate derivatives to manage the effects of interest rate movements on the Company’s aggregate liability portfolio.  The Company also enters into foreign currency forward contracts and may use option contracts, not designated as hedging instruments, to mitigate the change in fair value of specific assets and liabilities on the balance sheet.  The Company does not utilize derivative financial instruments for trading or speculative purposes.  Costs associated with entering into these derivative financial instruments have not been material to the Company’s consolidated financial results.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
(In millions)	Balance Sheet Location	Fair Value (1)		Balance Sheet Location	Fair Value (1)
		June 30			June 30
		2013	2012		2013	2012
Derivatives Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$20.8	$16.1	Other accrued liabilities	$6.4	$4.9

Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	0.9	1.6	Other accrued liabilities	2.7	1.3

Total Derivatives		$21.7	$17.7		$9.1	$6.2

(1) See Note 11 – Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are presented as follows:

(In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (1)
	June 30			June 30
	2013	2012		2013	2012
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$10.3	$40.2	Cost of sales	$(1.8)	$4.6
			Selling, general and administrative	10.6	7.1
Total derivatives	$10.3	$40.2		$8.8	$11.7

(1) The amount of gain (loss) recognized in earnings related to the amount excluded from effectiveness testing was $1.8 million and $(0.8) million for fiscal 2013 and 2012, respectively.  The loss recognized in earnings related to the ineffective portion of the hedging relationships was $0.2 million for fiscal 2013.  The gain recognized in earnings related to the ineffective portion of the hedging relationships was de minimis for fiscal 2012.

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

(In millions)	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		June 30
		2013	2012
Derivatives Not Designated as Hedging Instruments:

Foreign currency forward contracts	Selling, general and administrative	$(2.1)	$(0.3)

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Cash-Flow Hedges

The Company enters into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that the Company receives from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  The Company may also enter into foreign currency option contracts to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as foreign currency cash-flow hedges and have varying maturities through the end of March 2015.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology.

The ineffective portion of both foreign currency forward and option contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in OCI are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in accumulated OCI are reclassified to current-period earnings.  As of June 30, 2013, the Company’s foreign currency cash-flow hedges were highly effective in all material respects.  The estimated net gain as of June 30, 2013 that is expected to be reclassified from accumulated OCI into earnings, net of tax, within the next twelve months is $9.5 million.  The accumulated gain on derivative instruments in accumulated OCI was $16.9 million and $15.3 million as of June 30, 2013 and June 30, 2012, respectively.

At June 30, 2013, the Company had foreign currency forward contracts in the amount of $1,579.6 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the British pound ($426.2 million), Euro ($268.8 million), Canadian dollar ($198.6 million), Swiss franc ($111.5 million), Australian dollar ($92.1 million), Thailand baht ($75.5 million) and Hong Kong dollar ($58.1 million).

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

Credit Risk

As a matter of policy, the Company only enters into derivative contracts with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $21.7 million at June 30, 2013, of which 22% and 21% were attributable to two counterparties.  To manage this risk, the Company has established strict counterparty credit guidelines that are continually monitored.  Accordingly, management believes risk of loss under these hedging contracts is remote.

Certain of the Company’s derivative financial instruments contain credit-risk-related contingent features.  At June 30, 2013, the Company was in a net asset position for certain derivative contracts that contain such features with two counterparties.  The fair value of those contracts as of June 30, 2013 was approximately $4.6 million.  As of June 30, 2013, the Company was in compliance with such credit-risk-related contingent features.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – FAIR VALUE MEASUREMENTS

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

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$21.7	$—	$21.7
Available-for-sale securities	6.5	—	—	6.5
Total	$6.5	$21.7	$—	$28.2

Liabilities:
Foreign currency forward contracts	$—	$9.1	$—	$9.1

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$17.7	$—	$17.7
Available-for-sale securities	5.9	—	—	5.9
Total	$5.9	$17.7	$—	$23.6

Liabilities:
Foreign currency forward contracts	$—	$6.2	$—	$6.2

The following table presents the Company’s hierarchy and impairment charges for certain of its nonfinancial assets measured at fair value on a nonrecurring basis during fiscal 2013:

(In millions)	Impairment charges	Date of Carrying Value	Carrying Value	Level 3
Goodwill	$9.6	April 1, 2013	$—	$—
Other intangible assets, net (trademark)	8.1	April 1, 2013	—	—
Total	$17.7

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

To determine the fair value of the Darphin reporting unit at April 1, 2013, the Company used the income approach.  Under the income approach, the Company determines fair value using a discounted cash flow method, projecting future cash flows of the reporting unit.  For the Darphin reporting unit, negative cash flows in future forecasted periods would not support a value in excess of carrying value and therefore the Company concluded that all remaining goodwill was fully impaired.

To determine fair value of the Darphin trademark at April 1, 2013, the Company assessed the future performance of the related reporting unit and determined that negative cash flows in future forecasted periods would not support a royalty rate for the calculation of fair value of the trademark.  The Company therefore concluded that the carrying value of this asset was not recoverable.

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

To determine fair value of the Ojon trademark at December 31, 2011, the Company used the relief-from-royalty method.  This method, which is an income approach, assumed that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset.  The calculation of fair value requires significant judgment in determining both the assets’ estimated cash flows as well as the appropriate discount and royalty rates applied to those cash flows to determine fair value.  As these inputs are unobservable in the market and significant to the fair value calculation, the trademark was classified as Level 3.  In determining its fair value, a terminal growth rate of 3% was applied to future cash flows, and was used in conjunction with a 1.5% royalty rate discounted to present value at a 17% rate.

To determine fair value of the Ojon trademark and customer list at April 1, 2012, the Company assessed the future performance of the related reporting unit and determined that negative cash flows in future forecasted periods would not support a royalty rate for the calculation of fair value of the trademark and negative income associated with existing customers would not support a value for the customer list.  The Company therefore concluded that the carrying value of these assets were not recoverable.

See Note 5 – Goodwill and Other Intangible Assets for further discussion of the Company’s impairment testing.

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

Note receivable – During the second quarter of fiscal 2013, the Company amended the agreement related to the August 2007 sale of Rodan + Fields (a brand then owned by the Company) to receive a fixed amount in lieu of future contingent consideration and other rights.  The fair value of the receivable under the amended agreement was determined by discounting the future cash flows using an implied market rate of 6.6%.  This implied market rate reflects the Company’s estimate of interest rates prevailing in the market for notes with comparable remaining maturities, the creditworthiness of the counterparty, and an assessment of the ultimate collectability of the instrument.  The implied market rate is deemed to be an unobservable input and as such the Company’s note receivable is classified within Level 3 of the valuation hierarchy.  An increase or decrease in the risk premium of 100 basis points would not result in a significant change to the fair value of the receivable.  See Note 13 – Commitments and Contingencies for further discussion on the amended agreement.

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

The estimated fair values of the Company’s financial instruments are as follows:

	June 30
	2013		2012
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$1,495.7	$1,495.7	$1,347.7	$1,347.7
Available-for-sale securities	6.5	6.5	5.9	5.9
Note receivable	16.8	16.9	—	—
Current and long-term debt	1,344.3	1,387.8	1,288.1	1,478.9

Derivatives
Foreign currency forward contracts – asset	12.6	12.6	11.5	11.5

NOTE 12 – PENSION, DEFERRED COMPENSATION AND POST-RETIREMENT BENEFIT PLANS

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

Plan Summaries

The significant components of the above mentioned plans as of and for the years ended June 30 are summarized as follows:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2013	2012	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$706.1	$574.1	$483.4	$451.3	$201.1	$156.3
Service cost	33.8	27.7	24.0	22.3	4.3	3.8
Interest cost	26.6	29.8	17.9	18.8	7.8	8.6
Plan participant contributions	—	—	3.0	3.3	0.9	0.7
Actuarial loss (gain)	(61.1)	107.2	14.1	52.6	(36.2)	32.7
Foreign currency exchange rate impact	—	—	(8.7)	(34.1)	(1.0)	(1.5)
Benefits, expenses, taxes and premiums paid	(29.4)	(32.7)	(23.3)	(21.7)	(7.2)	(6.3)
Plan amendments	—	—	—	(8.8)	—	6.8
Settlements and curtailments	—	—	(4.0)	(0.3)	—	—
Special termination benefits	—	—	2.2	—	—	—
Benefit obligation at end of year	$676.0	$706.1	$508.6	$483.4	$169.7	$201.1

Change in plan assets:
Fair value of plan assets at beginning of year	$645.6	$554.7	$415.3	$391.3	$26.0	$15.4
Actual return on plan assets	37.4	41.4	36.9	34.2	1.7	1.2
Foreign currency exchange rate impact	—	—	(15.4)	(21.6)	—	—
Employer contributions	6.1	82.2	25.9	29.7	6.3	15.0
Plan participant contributions	—	—	3.0	3.4	0.9	0.7
Settlements	—	—	(3.8)	—	—	—
Benefits, expenses, taxes and premiums paid from plan assets	(29.4)	(32.7)	(23.3)	(21.7)	(7.2)	(6.3)
Fair value of plan assets at end of year	$659.7	$645.6	$438.6	$415.3	$27.7	$26.0

Funded status	$(16.3)	$(60.5)	$(70.0)	$(68.1)	$(142.0)	$(175.1)

Amounts recognized in the Balance Sheet consist of:
Other assets	$94.0	$51.1	$50.0	$41.6	$—	$—
Other accrued liabilities	(11.9)	(10.5)	(5.2)	(3.0)	(6.0)	(0.3)
Other noncurrent liabilities	(98.4)	(101.1)	(114.8)	(106.7)	(136.0)	(174.8)
Funded status	(16.3)	(60.5)	(70.0)	(68.1)	(142.0)	(175.1)
Accumulated other comprehensive loss	150.8	219.5	138.0	157.7	26.2	67.2
Net amount recognized	$134.5	$159.0	$68.0	$89.6	$(115.8)	$(107.9)

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Plans						Other than Pension Plans
	U.S.			International			Post-retirement
($ in millions)	2013	2012	2011	2013	2012	2011	2013	2012	2011
Components of net periodic benefit cost:
Service cost, net	$33.8	$27.7	$25.8	$24.0	$22.3	$21.5	$4.3	$3.8	$3.8
Interest cost	26.6	29.8	27.8	17.9	18.8	19.5	7.8	8.6	7.8
Expected return on assets	(45.2)	(38.9)	(34.7)	(19.2)	(21.1)	(21.9)	(2.0)	(1.2)	(0.5)
Amortization of:
Actuarial loss (gain)	14.5	7.9	9.7	9.3	4.9	5.8	4.4	1.9	1.7
Prior service cost	0.7	0.7	0.7	2.8	3.3	2.5	0.8	0.3	(0.1)
Transition (asset) obligation	—	—	—	(0.1)	—	—	—	—	—
Settlements	—	—	—	0.7	(0.3)	9.1	—	—	—
Curtailments	—	—	—	(0.2)	—	—	—	—	—
Special termination benefits	—	—	—	2.2	—	—	—	—	—
Net periodic benefit cost	$30.4	$27.2	$29.3	$37.4	$27.9	$36.5	$15.3	$13.4	$12.7

Weighted-average assumptions used to determine benefit obligations at June 30:
Discount rate	4.30 – 4.90%	3.90%	5.40%	1.00 – 7.25%	1.00 – 7.00%	1.25 – 8.25%	4.75 –8.75%	3.70 – 8.65%	5.40 – 8.75%

Rate of compensation increase	4.00 – 12.00%	4.00 – 12.00%	4.00 – 12.00%	1.00 – 5.50%	1.00 – 6.00%	2.00 – 6.00%	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for the year ended June 30:
Discount rate	3.90%	5.40%	5.30%	1.00 – 7.00%	1.25 – 8.25%	1.25 – 8.00%	3.70 – 8.65%	5.40 – 8.75%	5.30 – 9.00%

Expected return on assets	7.50%	7.75%	7.75%	2.25 – 7.00%	2.00 – 8.25%	2.50 – 8.00%	7.50%	7.75%	7.75%

Rate of compensation increase	4.00 – 12.00%	4.00 – 12.00%	4.00 – 12.00%	1.00 – 6.00%	2.00 – 6.00%	2.00 – 6.00%	N/A	N/A	N/A

The discount rate for each plan used for determining future net periodic benefit cost is based on a review of highly rated long-term bonds.  The discount rate for the Company’s Domestic Plans is based on a bond portfolio that includes only long-term bonds with an Aa rating, or equivalent, from a major rating agency.  As of June 30, 2013, the Company used an above-mean yield curve, rather than the broad-based yield curve it used before, because it believes it represents a better estimate of an effective settlement rate of the obligation, and the timing and amount of cash flows related to the bonds included in this portfolio are expected to match the estimated defined benefit payment streams of the Company’s Domestic Plans.  For the Company’s international plans, the discount rate in a particular country was principally determined based on a yield curve constructed from high quality corporate bonds in each country, with the resulting portfolio having a duration matching that particular plan.  In determining the long-term rate of return for a plan, the Company considers the historical rates of return, the nature of the plan’s investments and an expectation for the plan’s strategies.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  The assumed weighted-average health care cost trend rate for the coming year is 6.51% while the weighted-average ultimate trend rate of 4.56% is expected to be reached in approximately 15 years.  A one-percentage-point change in assumed health care cost trend rates for fiscal 2013 would have had the following effects:

(In millions)	One-Percentage-Point Increase	One-Percentage-Point Decrease

Effect on total service and interest costs	$1.3	$(1.1)
Effect on post-retirement benefit obligations	$12.4	$(11.1)

Amounts recognized in accumulated OCI (before tax) as of June 30, 2013 are as follows:

	Pension Plans		Other than Pension Plans
(In millions)	U.S.	International	Post-retirement	Total

Net actuarial (gains) losses, beginning of year	$215.8	$140.3	$62.3	$418.4
Actuarial (gains) losses recognized	(53.5)	(3.5)	(35.8)	(92.8)
Amortization of amounts included in net periodic benefit cost	(14.5)	(10.0)	(4.4)	(28.9)
Translation adjustments	—	(3.5)	—	(3.5)
Net actuarial (gains) losses, end of year	147.8	123.3	22.1	293.2

Net prior service cost (credit), beginning of year	3.7	17.5	4.9	26.1
Amortization of amounts included in net periodic benefit cost	(0.7)	(2.8)	(0.8)	(4.3)
Net prior service cost (credit), end of year	3.0	14.7	4.1	21.8

Net transition obligation (asset), beginning of year	—	(0.1)	—	(0.1)
Amortization of amounts included in net periodic benefit cost	—	0.1	—	0.1
Net transition obligation (asset), end of year	—	—	—	—

Total amounts recognized in accumulated OCI	$150.8	$138.0	$26.2	$315.0

Amounts in accumulated OCI expected to be amortized as components of net periodic benefit cost during fiscal 2014 are as follows:

	Pension Plans		Other than Pension Plans
(In millions)	U.S.	International	Post-retirement

Prior service cost	$7.4	$2.7	$0.8
Net actuarial loss	$8.1	$11.5	$1.7

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company’s pension plans at June 30 are as follows:

	Pension Plans
	Retirement Growth Account		Restoration		International
(In millions)	2013	2012	2013	2012	2013	2012

Projected benefit obligation	$565.7	$594.5	$110.3	$111.6	$508.6	$483.4
Accumulated benefit obligation	$505.4	$522.1	$86.1	$86.3	$445.5	$426.5
Fair value of plan assets	$659.7	$645.6	$—	$—	$438.6	$415.3

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

International pension plans with projected benefit obligations in excess of the plans’ assets had aggregate projected benefit obligations of $262.2 million and $223.0 million and aggregate fair value of plan assets of $142.2 million and $113.3 million at June 30, 2013 and 2012, respectively.  International pension plans with accumulated benefit obligations in excess of the plans’ assets had aggregate accumulated benefit obligations of $165.1 million and $155.6 million and aggregate fair value of plan assets of $73.6 million and $72.5 million at June 30, 2013 and 2012, respectively.

The expected cash flows for the Company’s pension and post-retirement plans are as follows:

	Pension Plans		Other than Pension Plans
(In millions)	U.S.	International	Post-retirement

Expected employer contributions for year ending June 30, 2014	$—	$29.2	$—
Expected benefit payments for year ending June 30,
2014	53.3	20.2	6.2
2015	53.9	17.0	6.8
2016	51.6	19.8	7.4
2017	48.3	22.3	8.2
2018	50.6	22.4	8.9
Years 2019 – 2023	277.4	123.9	56.7

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

The Company’s target asset allocation at June 30, 2013 is as follows:

	Pension Plans		Other than Pension Plans
	U.S.	International	Post-retirement

Equity	30%	19%	30%
Debt securities	41%	54%	41%
Other	29%	27%	29%
	100%	100%	100%

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

The following table presents the fair values of the Company’s pension and post-retirement plan assets by asset category as of June 30, 2013:

(In millions)	Level 1	Level 2	Level 3	Total

Short-term investment funds	$28.9	$27.6	$—	$56.5
Government and agency securities	—	16.9	—	16.9
Equity securities	—	125.6	—	125.6
Debt instruments	94.4	—	—	94.4
Commingled funds	248.6	394.6	36.6	679.8
Insurance contracts	—	—	43.6	43.6
Limited partnerships and hedge fund investments	—	—	109.2	109.2
Total	$371.9	$564.7	$189.4	$1,126.0

The following table presents the fair values of the Company’s pension and post-retirement plan assets by asset category as of June 30, 2012:

(In millions)	Level 1	Level 2	Level 3	Total

Short-term investment funds	$79.4	$78.4	$—	$157.8
Government and agency securities	—	35.8	—	35.8
Equity securities	73.6	—	—	73.6
Debt instruments	—	134.2	—	134.2
Commingled funds	153.6	361.0	37.7	552.3
Insurance contracts	—	—	38.7	38.7
Limited partnerships and hedge fund investments	—	—	94.5	94.5
Total	$306.6	$609.4	$170.9	$1,086.9

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in Level 3 plan assets for fiscal 2013:

(In millions)	Commingled Funds	Insurance Contracts	Limited Partnerships and Hedge Fund Investments	Total

Balance as of June 30, 2012	$37.7	$38.7	$94.5	$170.9
Actual return on plan assets:
Relating to assets still held at the reporting date	0.2	—	0.1	0.3
Relating to assets sold during the year	4.8	2.4	12.7	19.9
Transfers in (out)	—	—	—	—
Purchases, sales, issuances and settlements, net	(5.2)	1.1	1.9	(2.2)
Foreign exchange impact	(0.9)	1.4	—	0.5
Balance as of June 30, 2013	$36.6	$43.6	$109.2	$189.4

401(k) Savings Plan (U.S.)

The Company’s 401(k) Savings Plan (“Savings Plan”) is a contributory defined contribution plan covering substantially all regular U.S. employees who have completed the hours and service requirements, as defined by the plan document.  Regular full-time employees are eligible to participate in the Savings Plan thirty days following their date of hire.  The Savings Plan is subject to the applicable provisions of ERISA.  The Company matches a portion of the participant’s contributions after one year of service under a predetermined formula based on the participant’s contribution level.  The Company’s contributions were $25.1 million, $23.6 million and $22.4 million for fiscal 2013, 2012 and 2011, respectively.  Shares of the Company’s Class A Common Stock are not an investment option in the Savings Plan and the Company does not use such shares to match participants’ contributions.

Deferred Compensation

The Company accrues for deferred compensation and interest thereon, and for the increase in the value of share units pursuant to agreements with certain key executives and outside directors.  The amounts included in the accompanying consolidated balance sheets under these plans were $72.1 million and $66.6 million as of June 30, 2013 and 2012, respectively.  The expense for fiscal 2013, 2012 and 2011 was $12.2 million, $8.4 million and $9.9 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The following table summarizes scheduled maturities of the Company’s contractual obligations for which cash flows are fixed and determinable as of June 30, 2013:

		Payments Due in Fiscal
(In millions)	Total	2014	2015	2016	2017	2018	Thereafter

Debt service (1)	$2,386.3	$79.6	$65.5	$61.8	$361.3	$44.7	$1,773.4
Operating lease commitments (2)	1,534.7	280.2	241.0	210.9	176.5	146.1	480.0
Unconditional purchase obligations (3)	2,681.7	1,441.6	346.3	358.2	139.1	143.8	252.7
Gross unrecognized tax benefits and interest – current (4)	0.9	0.9	—	—	—	—	—
Total contractual obligations	$6,603.6	$1,802.3	$652.8	$630.9	$676.9	$334.6	$2,506.1

(1)        Includes long-term and current debt and the related projected interest costs, and to a lesser extent, capital lease commitments.  Interest costs on long-term and current debt are projected to be $61.3 million in each of the years from fiscal 2014 through fiscal 2017, $44.6 million in fiscal 2018 and $773.3 million thereafter.  Projected interest costs on variable rate instruments were calculated using market rates at June 30, 2013.  Refer to Note 9 – Debt.

(2)        Minimum operating lease commitments only include base rent.  Certain leases provide for contingent rents that are not measurable at inception and primarily include rents based on a percentage of sales in excess of stipulated levels, as well as common area maintenance.  These amounts are excluded from minimum operating lease commitments and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably measurable.  Such amounts have not been material to total rent expense.  Total rental expense included in the accompanying consolidated statements of earnings was $332.4 million, $304.9 million and $290.9 million in fiscal 2013, 2012 and 2011, respectively.

(3)        Unconditional purchase obligations primarily include inventory commitments, estimated future earn-out payments, estimated royalty payments pursuant to license agreements, advertising commitments, capital improvement commitments, planned funding of pension and other post-retirement benefit obligations, commitments pursuant to executive compensation arrangements, obligations related to the Company’s cost savings initiatives and acquisitions.  Future earn-out payments and future royalty and advertising commitments were estimated based on planned future sales for the term that was in effect at June 30, 2013, without consideration for potential renewal periods.

(4)    Refer to Note 7 – Income Taxes for information regarding unrecognized tax benefits.  As of June 30, 2013, the noncurrent portion of the Company’s unrecognized tax benefits, including related accrued interest and penalties was $80.5 million.  At this time, the settlement period for the noncurrent portion of the unrecognized tax benefits, including related accrued interest and penalties, cannot be determined and therefore was not included.

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

During the fiscal 2007 fourth quarter, the former owner of the Darphin brand initiated litigation in the Paris Commercial Court against the Company and one of its subsidiaries seeking to recover €60.0 million ($78.3 million at the exchange rate at June 30, 2013) that he claims he was owed as additional consideration for the sale of Darphin to the Company in April 2003.  On December 23, 2011, the Paris Commercial Court issued its judgment, awarding the former owner €22.9 million ($29.9 million at the exchange rate at June 30, 2013) plus interest from 2007.  The Company has filed its appeal with the Paris Court of Appeal and oral arguments for the appeal are scheduled for December 2013.  In accordance with the judgment, in January 2012, the Company paid €25.3 million ($33.0 million at the exchange rate at June 30, 2013) to the former owner and received from him a bank guarantee to assure repayment to the Company of such sum (or any part thereof) in the event that the judgment is reversed by the Paris Court of Appeal.  Based upon its assessment of the case, as well as the advice of external counsel, the Company is maintaining the amount it previously accrued as an amount that it believes will ultimately be paid based on the probable outcome of the appeal.  Such amount is less than the Paris Commercial Court’s award.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Income

During the fiscal 2013 second quarter, the Company amended the agreement related to the August 2007 sale of Rodan + Fields (a brand then owned by the Company) to receive a fixed amount in lieu of future contingent consideration and other rights.  Prior to this amendment, the Company earned and recognized $1.8 million during the three months ended September 30, 2012 as contingent consideration in accordance with the original terms of the agreement, of which $0.7 million was received.  The remaining $1.1 million of unpaid consideration was included under the amended agreement, whereas the Company is to receive a principal amount of $22.8 million.  As of June 30, 2013, the Company received $6.0 million of the principal amount.  The remaining $16.8 million principal amount is due in payments of $8.4 million on March 31, 2014 and March 31, 2015 and are included in Prepaid expenses and other current assets and Other assets, respectively, in the accompanying consolidated balance sheet as of June 30, 2013.  As a result of the original and amended terms of this agreement, the Company recognized $23.1 million as other income in the consolidated statement of earnings during fiscal 2013.

In November 2011, the Company settled a commercial dispute with third parties that was outside its normal operations.  In connection therewith, the Company received a $10.5 million cash payment, which has been classified as other income in its consolidated statement of earnings during fiscal 2012.

NOTE 14 – COMMON STOCK

As of June 30, 2013, the Company’s authorized common stock consists of 1,300 million shares of Class A Common Stock, par value $.01 per share, and 304 million shares of Class B Common Stock, par value $.01 per share.  Class B Common Stock is convertible into Class A Common Stock, in whole or in part, at any time and from time to time at the option of the holder, on the basis of one share of Class A Common Stock for each share of Class B Common Stock converted.  Holders of the Company’s Class A Common Stock are entitled to one vote per share and holders of the Company’s Class B Common Stock are entitled to ten votes per share.

Information about the Company’s common stock outstanding is as follows:

(Shares in thousands)	Class A	Class B
Balance at June 30, 2010	241,283.3	154,164.1
Acquisition of treasury stock	(10,515.1)	—
Conversion of Class B to Class A	2,200.0	(2,200.0)
Stock-based compensation	9,630.7	—
Balance at June 30, 2011	242,598.9	151,964.1
Acquisition of treasury stock	(11,980.2)	—
Conversion of Class B to Class A	186.0	(186.0)
Stock-based compensation	6,314.8	—
Balance at June 30, 2012	237,119.5	151,778.1
Acquisition of treasury stock	(6,718.8)	—
Conversion of Class B to Class A	2,800.0	(2,800.0)
Stock-based compensation	5,815.5	—
Balance at June 30, 2013	239,016.2	148,978.1

The Company is authorized by the Board of Directors to repurchase up to 216.0 million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  As of June 30, 2013, the cumulative total of acquired shares pursuant to the authorization was 167.1 million, reducing the remaining authorized share repurchase balance to 48.9 million.  Subsequent to June 30, 2013, the Company purchased approximately 0.6 million additional shares of Class A Common Stock for $41.8 million pursuant to its share repurchase program.

The Company transitioned to a quarterly dividend payout schedule for its Class A and Class B Common Stock beginning in the fiscal 2013 third quarter.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of cash dividends declared per share on the Company’s Class A and Class B Common Stock during the year ended June 30, 2013:

Date Declared	Record Date	Payable Date	Amount per Share

November 1, 2012	November 30, 2012	December 17, 2012	$.72
February 4, 2013	February 28, 2013	March 15, 2013	$.18
May 1, 2013	May 31, 2013	June 17, 2013	$.18

On August 14, 2013, a dividend was declared in the amount of $.18 per share on the Company’s Class A and Class B Common Stock.  The dividend is payable in cash on September 16, 2013 to stockholders of record at the close of business on August 30, 2013.

NOTE 15 – STOCK PROGRAMS

As of June 30, 2013, the Company has two active equity compensation plans which include the Amended and Restated Fiscal 2002 Share Incentive Plan (the “Fiscal 2002 Plan”) and the Non-Employee Director Share Incentive Plan (collectively, the “Plans”).  These Plans currently provide for the issuance of 66,206,200 shares of Class A Common Stock, which consist of shares originally provided for and shares transferred to the Fiscal 2002 Plan from other inactive plans and employment agreements, to be granted in the form of stock-based awards to key employees, consultants and non-employee directors of the Company.  As of June 30, 2013, approximately 18,335,900 shares of Class A Common Stock were reserved and available to be granted pursuant to these Plans.  The Company may satisfy the obligation of its stock-based compensation awards with either new or treasury shares.  The Company’s equity compensation awards outstanding at June 30, 2013 include stock options, performance share units (“PSU”), restricted stock units (“RSU”), performance share units based on total stockholder return, market share units (“MSU”) and share units.

Total stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of stock options, PSUs, RSUs, PSUs based on total stockholder return, MSUs and share units. Stock-based compensation expense and related income tax benefits are as follows:

	Year Ended June 30
(In millions)	2013	2012	2011
Compensation expense	$145.8	$124.7	$94.8
Income tax benefit	47.6	41.1	31.5

As of June 30, 2013, the total unrecognized compensation cost related to nonvested stock-based awards was $104.5 million and the related weighted-average period over which it is expected to be recognized is approximately 1.8 years.

Stock Options

A summary of the Company’s stock option programs as of June 30, 2013 and changes during the fiscal year then ended, is presented below:

(Shares in thousands)	Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value(1) (in millions)	Weighted-Average Contractual Life Remaining in Years

Outstanding at June 30, 2012	15,810.8	$28.86
Granted at fair value	3,242.1	59.75
Exercised	(3,804.8)	23.95
Expired	(20.2)	26.46
Forfeited	(156.5)	43.15
Outstanding at June 30, 2013	15,071.4	36.60	$439.7	6.9

Vested and expected to vest at June 30, 2013	12,904.1	39.44	$339.7	6.1

Exercisable at June 30, 2013	8,209.5	26.08	$325.8	5.9

________________________

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

The following is a summary of the per-share weighted-average grant date fair value of stock options granted and total intrinsic value of stock options exercised:

	Year Ended June 30
(In millions, except per share data)	2013	2012	2011
Per-share weighted-average grant date fair value of stock options granted	$20.30	$17.41	$18.93

Intrinsic value of stock options exercised	$145.8	$154.0	$178.1

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended June 30
	2013	2012	2011
Weighted-average expected stock-price volatility	34%	35%	31%
Weighted-average expected option life	8 years	8 years	8 years
Average risk-free interest rate	1.2%	1.7%	2.2%
Average dividend yield	1.0%	1.0%	1.1%

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

Performance Share Units

During fiscal 2013, the Company granted approximately 250,900 PSUs, which will be settled in stock subject to the achievement of the Company’s net sales, diluted net earnings per common share and return on invested capital goals for the three fiscal years ending June 30, 2015, all subject to the continued employment or retirement of the grantees.  Settlement will be made pursuant to a range of opportunities relative to the net sales, diluted net earnings per common share and return on invested capital targets of the Company and, as such, the compensation cost of the PSU is subject to adjustment based upon the attainability of these target goals.  No settlement will occur for results below the applicable minimum threshold of a target and additional shares shall be issued if performance exceeds the targeted performance goals.  Certain PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSU.  Other PSUs granted in fiscal 2013 are not accompanied by dividend equivalent rights and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant less the discounted present value of the dividends expected to be paid on the shares during the vesting period.  These awards are subject to the provisions of the agreement under which the PSUs are granted.  The PSUs were valued at the closing market value of the Company’s Class A Common Stock on the date of grant and generally vest at the end of the performance period.  Approximately 548,700 shares of Class A Common Stock are anticipated to be issued, relative to the target goals set at the time of issuance, in settlement of the 365,900 PSUs that vested as of June 30, 2013.  In September 2012, approximately 495,900 shares of the Company’s Class A Common Stock were issued and related accrued dividends were paid, relative to the target goals set at the time of issuance, in settlement of 330,600 PSUs which vested as of June 30, 2012.

The following is a summary of the status of the Company’s PSUs as of June 30, 2013 and activity during the fiscal year then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share
Nonvested at June 30, 2012	625.9	$37.31
Granted	250.9	59.09
Vested	(365.9)	29.31
Forfeited	—	—
Nonvested at June 30, 2013	510.9	53.73

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

The Company granted approximately 1,425,000 RSUs during fiscal 2013 which, at the time of grant, were scheduled to vest as follows: 637,800 on October 31, 2013, 2,900 on January 8, 2014, 336,100 on October 31, 2014, 6,000 on January 8, 2015, 32,600 on June 30, 2015, 4,900 on September 4, 2015, 206,900 on November 2, 2015, 124,300 on November 16, 2015, 8,500 on January 8, 2016, 32,500 on June 30, 2016 and 32,500 on June 30, 2017, all subject to the continued employment or retirement of the grantees.  Certain RSUs granted in fiscal 2013 are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the RSU and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.  Other RSUs granted in fiscal 2013 are not accompanied by dividend equivalent rights and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant less the discounted present value of the dividends expected to be paid on the shares during the vesting period.

The following is a summary of the status of the Company’s RSUs as of June 30, 2013 and activity during the fiscal year then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share
Nonvested at June 30, 2012	2,392.9	$38.22
Granted	1,425.0	59.02
Vested	(1,514.7)	36.00
Forfeited	(80.4)	48.96
Nonvested at June 30, 2013	2,222.8	52.68

Performance Share Units Based on Total Stockholder Return

During fiscal 2013, the Company granted PSUs to an executive of the Company with an aggregate target payout of 162,760 shares of the Company’s Class A Common Stock, subject to continued employment through the end of the relative performance periods, which end June 30, 2015, 2016 and 2017.  Such PSUs will be settled based upon the Company’s relative total stockholder return (“TSR”) over the relevant performance period as compared to companies in the S&P 500 on July 1, 2012.  No settlement will occur if the Company’s TSR falls below a minimum threshold, and up to an aggregate of 260,416 shares of the Company’s Class A Common Stock will be issued depending on the extent to which the Company’s TSR equals or exceeds the minimum threshold.  The PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSUs.

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

Market Share Unit

As of June 30, 2013, the Company had one outstanding market share unit with a grant date fair value of $10.6 million that was estimated using a lattice model with a Monte Carlo simulation and the following assumptions: contractual life of 41 months, a weighted-average expected volatility of 29%, a weighted-average risk-free interest rate of 1.6% and a weighted-average dividend yield of 1.0%.  The Company used an expected stock-price volatility assumption that is a combination of both current and historical implied volatilities from options on the underlying stock.  The implied volatilities were obtained from publicly available data sources.  The expected life is equal to the contractual term of the grant.  The average risk-free interest rate is based on the U.S. Treasury strip rates over the contractual term of the grant and the average dividend yield is based on historical experience.

Share Units

The Company grants share units to certain non-employee directors under the Non-Employee Director Share Incentive Plan.  The share units are convertible into shares of the Company’s Class A Common Stock as provided for in that plan.  Share units are accompanied by dividend equivalent rights that are converted to additional share units when such dividends are declared.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the status of the Company’s share units as of June 30, 2013 and activity during the fiscal year then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share
Outstanding at June 30, 2012	73.7	$28.69
Granted	12.1	57.49
Dividend equivalents	1.5	62.65
Converted	—	—
Outstanding at June 30, 2013	87.3	33.27

Cash Units

Certain non-employee directors defer cash compensation in the form of cash payout share units, which are not subject to the Plans.  These share units are classified as liabilities and, as such, their fair value is adjusted to reflect the current market value of the Company’s Class A Common Stock.  The Company recorded $3.0 million, $0.8 million and $4.9 million as compensation expense to reflect additional deferrals and the change in the market value for fiscal 2013, 2012 and 2011, respectively.

NOTE 16 – NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC. PER COMMON SHARE

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

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Year Ended June 30
(In millions, except per share data)	2013	2012	2011
Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$1,019.8	$856.9	$700.8

Denominator:
Weighted-average common shares outstanding – Basic	387.6	388.7	394.0
Effect of dilutive stock options	5.5	6.3	6.5
Effect of RSUs	1.4	1.8	1.9
Effect of performance share units based on TSR	0.1	—	—
Effect of MSU	0.3	0.2	—
Weighted-average common shares outstanding – Diluted	394.9	397.0	402.4

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$2.63	$2.20	$1.78
Diluted	2.58	2.16	1.74

As of June 30, 2013, 0.1 million outstanding stock options were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.  As of June 30, 2012 and 2011, outstanding stock options that were not included in the computation of diluted EPS because their inclusion would be anti-dilutive were de minimis.  As of June 30, 2013, 2012 and 2011, 0.5 million, 0.6 million and 0.7 million, respectively, of PSUs have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 15 – Stock Programs.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of Accumulated OCI (“AOCI”) included in the accompanying consolidated balance sheets consist of the following:

	Year Ended June 30
(In millions)	2013	2012	2011
Net unrealized investment gains (losses), beginning of year	$0.5	$0.5	$0.2
Unrealized investment gains (losses)	0.4	0.1	0.4
Benefit (provision) for deferred income taxes	(0.1)	(0.1)	(0.1)
Net unrealized investment gains, end of year	0.8	0.5	0.5

Net derivative instruments, beginning of year	17.4	(0.7)	14.3
Gain (loss) on derivative instruments	10.3	40.2	(38.0)
Benefit (provision) for deferred income taxes on derivative instruments	(3.6)	(14.3)	13.4
Reclassification to earnings during the year:
Foreign currency forward contracts	(8.8)	(11.7)	15.1
Settled interest rate-related derivatives	(0.3)	(0.3)	(0.3)
Benefit (provision) for deferred income taxes on reclassification	3.3	4.2	(5.2)
Net derivative instruments, end of year	18.3	17.4	(0.7)

Net pension and post-retirement adjustments, beginning of year	(293.5)	(199.0)	(217.6)
Changes in plan assets and benefit obligations:
Net actuarial gains (losses) recognized	92.8	(176.9)	30.7
Net prior service credit (cost) recognized	—	2.0	(10.6)
Translation adjustments	3.5	7.6	(16.4)
Benefit (provision) for deferred income taxes	(36.8)	60.4	(5.9)
Amortization of amounts included in net periodic benefit cost:
Net actuarial (gains) losses	28.9	14.7	26.3
Net prior service cost (credit)	4.3	4.3	3.1
Net transition asset (obligation)	(0.1)	—	—
Benefit (provision) for deferred income taxes on reclassification	(12.8)	(6.6)	(8.6)
Net pension and post-retirement adjustments, end of year	(213.7)	(293.5)	(199.0)

Cumulative translation adjustments, beginning of year	62.7	216.9	6.4
Translation adjustments	(24.5)	(156.6)	213.2
Benefit (provision) for deferred income taxes	(1.1)	2.4	(2.7)
Cumulative translation adjustments, end of year	37.1	62.7	216.9

Accumulated other comprehensive income (loss)	$(157.5)	$(212.9)	$17.7

Of the $18.3 million, net of tax, derivative instrument gain recorded in AOCI at June 30, 2013, $10.9 million in gains, net of tax, related to foreign currency forward contracts, which the Company will reclassify to earnings through March 2015.  Also included in the net derivative instrument gain recorded in AOCI was $7.9 million, net of tax, related to the October 2003 gain from the settlement of the treasury lock agreements upon the issuance of the Company’s 2033 Senior Notes, which is being reclassified to earnings as an offset to interest expense over the life of the debt.  These gains were partially offset by $0.5 million, net of tax, related to a loss from the settlement of a series of forward-starting interest rate swap agreements upon the issuance of the Company’s 2037 Senior Notes, which is being reclassified to earnings as an addition to interest expense over the life of the debt.

Refer to Note 12 – Pension, Deferred Compensation and Post-retirement Benefit Plans for the discussion regarding the net pension and post-retirement adjustments.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – STATEMENT OF CASH FLOWS

Supplemental cash flow information is as follows:

	Year Ended June 30
(In millions)	2013	2012	2011
Cash:
Cash paid during the year for interest	$85.4	$75.0	$72.6
Cash paid during the year for income taxes	$500.2	$326.4	$241.7

Non-cash investing and financing activities:
Incremental tax benefit from the exercise of stock options	$(9.8)	$(10.0)	$(20.0)
Capital lease obligations incurred	$5.0	$8.6	$1.0
Note receivable	$(16.8)	$—	$—
Interest rate swap derivative mark to market	$—	$—	$8.7

NOTE 19 – SEGMENT DATA AND RELATED INFORMATION

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended June 30
(In millions)	2013	2012	2011
PRODUCT CATEGORY DATA
Net Sales:
Skin Care	$4,465.3	$4,225.2	$3,718.6
Makeup	3,876.9	3,696.8	3,370.8
Fragrance	1,310.8	1,271.0	1,236.0
Hair Care	488.9	462.4	432.3
Other	41.3	60.3	56.9
	10,183.2	9,715.7	8,814.6
Returns associated with restructuring activities	(1.5)	(2.1)	(4.6)
	$10,181.7	$9,713.6	$8,810.0

Depreciation and Amortization:
Skin Care	$139.6	$119.9	$116.3
Makeup	144.6	127.8	127.4
Fragrance	42.5	37.5	40.0
Hair Care	9.5	9.5	9.7
Other	0.7	1.1	1.0
	$336.9	$295.8	$294.4

Goodwill and Other Intangible Asset Impairments:
Skin Care	$17.7	$—	$3.8
Makeup	—	—	1.1
Fragrance	—	—	—
Hair Care	—	21.7	33.1
Other	—	—	—
	$17.7	$21.7	$38.0
Operating Income (Loss) before total charges associated with restructuring activities:
Skin Care	$830.1	$746.7	$595.1
Makeup	580.4	538.0	493.8
Fragrance	120.3	100.1	80.7
Hair Care	26.7	12.2	(9.1)
Other	(13.7)	(22.1)	(11.7)
	1,543.8	1,374.9	1,148.8
Reconciliation:
Total charges associated with restructuring activities	(17.8)	(63.2)	(59.4)
Interest expense, net	(54.8)	(61.1)	(63.9)
Other income	23.1	10.5	—
Interest expense on debt extinguishment	(19.1)	—	—
Earnings before income taxes	$1,475.2	$1,261.1	$1,025.5

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended or at June 30
(In millions)	2013	2012	2011
GEOGRAPHIC DATA
Net Sales:
The Americas	$4,302.9	$4,101.1	$3,796.3
Europe, the Middle East & Africa	3,758.7	3,603.2	3,257.6
Asia/Pacific	2,121.6	2,011.4	1,760.7
	10,183.2	9,715.7	8,814.6
Returns associated with restructuring activities	(1.5)	(2.1)	(4.6)
	$10,181.7	$9,713.6	$8,810.0

Operating Income (Loss):
The Americas	$423.2	$288.4	$244.9
Europe, the Middle East & Africa	813.4	746.3	651.9
Asia/Pacific	307.2	340.2	252.0
	1,543.8	1,374.9	1,148.8
Total charges associated with restructuring activities	(17.8)	(63.2)	(59.4)
	$1,526.0	$1,311.7	$1,089.4

Total Assets:
The Americas	$3,838.0	$3,616.5	$3,633.6
Europe, the Middle East & Africa	2,610.8	2,311.6	2,034.0
Asia/Pacific	696.4	664.9	606.3
	$7,145.2	$6,593.0	$6,273.9

Long-Lived Assets (property, plant and equipment, net):
The Americas	$887.7	$815.2	$750.7
Europe, the Middle East & Africa	349.7	307.8	307.5
Asia/Pacific	113.3	108.8	84.9
	$1,350.7	$1,231.8	$1,143.1

Net sales are predominantly attributed to a country within a geographic segment based on the location of the customer.  The net sales from the Company’s travel retail business are included in the Europe, the Middle East & Africa region.  The Company is domiciled in the United States.  Net sales in the United States in fiscal 2013, 2012 and 2011 were $3,756.1 million, $3,582.1 million and $3,309.1 million, respectively.  The Company’s long-lived assets in the United States at June 30, 2013, 2012 and 2011 were $805.6 million, $736.5 million and $672.1 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – UNAUDITED QUARTERLY FINANCIAL DATA

The following summarizes the unaudited quarterly operating results of the Company for fiscal 2013 and 2012:

	Quarter Ended
(In millions, except per share data)	September 30 (1)	December 31 (2)	March 31 (3)	June 30 (4)	Total Year

Fiscal 2013
Net Sales (5)	$2,549.5	$2,933.0	$2,291.8	$2,407.4	$10,181.7
Gross Profit	2,010.3	2,365.0	1,848.7	1,931.8	8,155.8
Operating Income(5)	482.0	653.1	245.1	145.8	1,526.0
Net Earnings Attributable to The Estée Lauder Companies Inc.	299.5	447.5	178.8	94.0	1,019.8

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	.77	1.16	.46	.24	2.63
Diluted	.76	1.13	.45	.24	2.58

Fiscal 2012
Net Sales(5) (6)	$2,476.7	$2,737.5	$2,248.2	$2,251.2	$9,713.6
Gross Profit	1,942.4	2,186.5	1,778.9	1,810.0	7,717.8
Operating Income(5)	430.0	597.0	211.5	73.2	1,311.7
Net Earnings Attributable to The Estée Lauder Companies Inc.	278.6	396.7	130.4	51.2	856.9

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	.71	1.03	.34	.13	2.20
Diluted	.70	1.00	.33	.13	2.16

(1)       Fiscal 2013 first quarter results include charges associated with restructuring activities of $(0.4) million, debt extinguishment charges of $(19.1) million ($(12.2) million after tax, or $(.03) per diluted common share), certain out-of-period adjustments of $(5.9) million ($(7.4) million after tax, or $(.02) per diluted common share) and other income of $1.8 million ($1.2 million after tax).  Fiscal 2012 first quarter results include charges associated with restructuring activities of $(4.1) million ($(2.9) million after tax, or $(.01) per diluted common share).

(2)       Fiscal 2013 second quarter results include charges associated with restructuring activities of $(14.6) million ($(9.5) million after tax, or $(.02) per diluted common share), certain out-of-period adjustments of $13.6 million ($9.1 million after tax, or $.02 per diluted common share) and other income of $21.3 million ($13.6 million after tax, or $.03 per diluted common share).  Fiscal 2012 second quarter results include charges associated with restructuring activities of $(6.1) million ($(4.4) million after tax, or $(.01) per diluted common share), other intangible asset impairment charges of $(6.7) million ($(4.3) million after tax, or $(.01) per diluted common share) and other income of $10.5 million ($6.7 million after tax, or $.02 per diluted common share).

(3)       Fiscal 2013 third quarter results include adjustments associated with restructuring activities of $1.7 million ($1.0 million after tax).  Fiscal 2012 third quarter results include charges associated with restructuring activities of $(28.8) million ($(18.8) million after tax, or $(.05) per diluted common share).

(4)       Fiscal 2013 fourth quarter results include charges associated with restructuring activities of $(4.5) million ($(2.8) million after tax, or $(.01) per diluted common share) and goodwill and other intangible asset impairment charges of $(17.7) million ($(15.0) million after tax, or $(.04) per diluted common share).  Fiscal 2012 fourth quarter results include charges associated with restructuring activities of $(24.2) million ($(18.0) million after tax, or $(.04) per diluted common share), other intangible asset impairment charges of $(15.0) million ($(9.6) million after tax, or $(.02) per diluted common share) and certain out-of-period adjustments of $(8.6) million after tax, or $(.02) per diluted common share.

(5)       As a result of the Company’s SAP rollout, approximately $94 million and $30 million of accelerated orders were recorded as net sales (approximately $78 million and $23 million of operating income) in the fiscal 2013 and fiscal 2012 second quarters, respectively, that likely would have occurred in the fiscal 2013 and fiscal 2012 third quarters, respectively.

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

THE ESTÉE LAUDER COMPANIES INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended June 30, 2013

(In millions)

COL. A	COL. B	COL. C		COL. D		COL. E
		Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	Deductions		Balance at End of Period

Reserves deducted in the balance sheet from the assets to which they apply:

Allowance for doubtful accounts and customer deductions:

Year ended June 30, 2013	$31.1	$14.6	$—	$23.0	(a)	$22.7

Year ended June 30, 2012	$33.9	$11.0	$—	$13.8	(a)	$31.1

Year ended June 30, 2011	$34.3	$9.5	$—	$9.9	(a)	$33.9

Sales return accrual:

Year ended June 30, 2013	$64.8	$364.7	$—	$354.9	(b)	$74.6

Year ended June 30, 2012	$64.5	$378.1	$—	$377.8	(b)	$64.8

Year ended June 30, 2011	$72.6	$335.6	$—	$343.7	(b)	$64.5

Deferred tax valuation allowance:

Year ended June 30, 2013	$73.2	$21.1	$—	$1.4		$92.9

Year ended June 30, 2012	$69.5	$35.0	$—	$31.3		$73.2

Year ended June 30, 2011	$38.5	$31.5	$—	$0.5		$69.5

Accrued restructuring and other charges:

Year ended June 30, 2013	$49.2	$14.6	$—	$35.4		$28.4

Year ended June 30, 2012	$36.6	$53.6	$—	$41.0		$49.2

Year ended June 30, 2011	$31.1	$41.1	$—	$35.6		$36.6

(a)              Includes amounts written-off, net of recoveries.

(b)             Represents actual returns.

S-1

THE ESTÉE LAUDER COMPANIES INC.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation, dated November 16, 1995 (filed as Exhibit 3.1 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

3.1a

Certificate of Amendment of the Restated Certificate of Incorporation of The Estee Lauder Companies Inc. (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on November 14, 2012) (SEC File No. 1-14064).*

3.2	Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on January 27, 2000) (SEC File No. 1-14064).*

3.3	Certificate of Retirement of $6.50 Cumulative Redeemable Preferred Stock (filed as Exhibit 3.2 to our Current Report on Form 8-K filed on July 19, 2012) (SEC File No.1-14064).*

3.4	Amended and Restated Bylaws (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on May 23, 2012) (SEC File No. 1-14064).*

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

4.13	Global Note for the 2.350% Senior Notes due 2022 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*

Exhibit Number	Description
4.14

Officer’s Certificate, dated August 2, 2012, defining certain terms of the 3.700% Senior Notes due 2042 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*

4.15	Global Note for the 3.700% Senior Notes due 2042 (filed as Exhibit 4.4 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*

10.1	Stockholders’ Agreement, dated November 22, 1995 (filed as Exhibit 10.1 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

10.1a	Amendment No. 1 to Stockholders’ Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 30, 1996) (SEC File No. 1-14064).*

10.1b	Amendment No. 2 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 28, 1997) (SEC File No. 1-14064).*

10.1c	Amendment No. 3 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on April 29, 1997) (SEC File No. 1-14064).*

10.1d	Amendment No. 4 to Stockholders’ Agreement (filed as Exhibit 10.1d to our Annual Report on Form 10-K filed on September 18, 2000) (SEC File No. 1-14064).*

10.1e	Amendment No. 5 to Stockholders’ Agreement (filed as Exhibit 10.1e to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).*

10.1f	Amendment No. 6 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 27, 2005) (SEC File No. 1-14064).*

10.1g	Amendment No. 7 to Stockholders’ Agreement (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).*

10.2	Registration Rights Agreement, dated November 22, 1995 (filed as Exhibit 10.2 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

10.2a	First Amendment to Registration Rights Agreement (filed as Exhibit 10.3 to our Annual Report on Form 10-K filed on September 10, 1996) (SEC File No. 1-14064).*

10.2b	Second Amendment to Registration Rights Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on April 29, 1997) (SEC File No. 1-14064).*

10.2c	Third Amendment to Registration Rights Agreement (filed as Exhibit 10.2c to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).*

10.2d	Fourth Amendment to Registration Rights Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 29, 2004) (SEC File No. 1-14064).*

10.3	Employment Agreement with Tracey T. Travis (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 20, 2012).* †

10.4	The Estee Lauder Companies Retirement Growth Account Plan, as amended.†

10.5	The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.5 to our Annual Report on Form 10-K filed on August 20, 2010) (SEC File No. 1-14064).* †

10.6	Executive Annual Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2008) (SEC File No. 1-14064).* †

10.7	Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

Exhibit Number	Description
10.7a	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8a to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).* †

10.7b	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 10, 2005) (SEC File No. 1-14064).* †

10.7c	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 5, 2009) (SEC File No. 1-14064).* †

10.7d	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).*

10.7e	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).* †

10.8	Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 17, 2010) (SEC File No. 1-14064).* †

10.8a	Amendment to Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †

10.9	Employment Agreement with Fabrizio Freda (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 11, 2011) (SEC File No. 1-14064).* †

10.9a	Amendment to Employment Agreement with Fabrizio Freda and Stock Option Agreements (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †

10.10	Employment Agreement with Richard W. Kunes (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 2, 2009) (SEC File No. 1-14064).* †

10.11	Employment Agreement with John Demsey (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 24, 2010) (SEC File No. 1-14064).* †

10.11a	Amendment to Employment Agreement with John Demsey (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †

10.12	Employment Agreement with Cedric Prouvé (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 20, 2011) (SEC File No. 1-14064).* †

10.12a	Amendment to Employment Agreement with Cedric Prouvé (filed as Exhibit 10.4 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †

10.13	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (filed as Exhibit 10.14 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

10.14	Form of Deferred Compensation Agreement (stock-based) with Outside Directors (filed as Exhibit 10.15 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

10.15

The Estee Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended and restated on November 9, 2007) (filed as Exhibit 99.1 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).* †

10.15a

The Estee Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended on July 14, 2011) (filed as exhibit 10.15a to our Annual Report on Form 10-K filed on August 22, 2011) (SEC File No. 1-14064).* †

10.16

Form of Stock Option Agreement for Annual Stock Option Grants under Non-Employee Director Share Incentive Plan (filed as Exhibit 99.2 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).* †

10.16a

Form of Stock Option Agreement for Elective Stock Option Grants under Non-Employee Director Share Incentive Plan (filed as Exhibit 99.3 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).* †

Exhibit Number	Description

10.17	The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.7 to our Annual Report on Form 10-K filed on August 17, 2012) (SEC File No. 1-14064).* †

10.17a	Form of Stock Option Agreement under Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 4, 2006) (SEC File No. 1-14064).* †

10.17b

Form of Stock Option Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on September 25, 2007) (SEC File No. 1-14064).* †

10.17c

Form of Stock Option Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 28, 2008) (SEC File No. 1-14064).* †

10.17d

Form of Stock Option Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.17e

Form of Performance Share Unit Award Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.17f

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

Form of Restricted Stock Unit Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.17j

Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).* †

10.17k

Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).* †

10.17l

Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).* †

10.17m

Form of Restricted Stock Unit Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).* †

10.17n

Form of Restricted Stock Unit Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).* †

Exhibit Number	Description
10.17o	Form of Market Share Unit Agreement (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 11, 2011) (SEC File No. 1-14064).* †

10.17p

Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 4, 2011) (SEC File No. 1-14064).* †

10.17q

Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 4, 2011) (SEC File No. 1-14064).* †

10.17r

Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 4, 2011) (SEC File No. 1-14064).* †

10.17s

Form of Restricted Stock Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 4, 2011) (SEC File No. 1-14064).* †

10.17t

Form of Restricted Stock Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 4, 2011) (SEC File No. 1-14064).* †

10.17u

Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.17v

Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.17w

Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.17x

Form of Restricted Stock Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.17y

Form of Restricted Stock Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.17z

Form of Stock Option Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.17aa

Performance Share Unit Award Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.17bb

Form of Restricted Stock Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 6, 2013) (SEC File No. 1-14064).* †

10.18	Summary of Compensation For Non-Employee Directors of the Company (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on May 17, 2005) (SEC File No. 1-14064).* †

Exhibit Number	Description

10.19

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