Form 10-Q
period 2013-09-30
ESTEE LAUDER COMPANIES INC
filed 2013-11-01
CIK 1001250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

At October 24, 2013, 239,225,209 shares of the registrant’s Class A Common Stock, $.01 par value, and 148,728,082 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended September 30
	2013	2012
	(In millions, except per share data)

Net Sales	$2,675.0	$2,549.5
Cost of Sales	544.1	539.2

Gross Profit	2,130.9	2,010.3

Operating expenses
Selling, general and administrative	1,680.2	1,527.9
Restructuring and other charges	1.2	0.4
Total operating expenses	1,681.4	1,528.3

Operating Income	449.5	482.0

Interest expense, net	13.5	15.8
Interest expense on debt extinguishment	—	19.1
Other income	—	1.8
Earnings before Income Taxes	436.0	448.9

Provision for income taxes	134.2	149.3
Net Earnings	301.8	299.6

Net earnings attributable to noncontrolling interests	(1.1)	(0.1)
Net Earnings Attributable to The Estée Lauder Companies Inc.	$300.7	$299.5

Net earnings attributable to The Estée Lauder Companies Inc. per common share
Basic	$.78	$.77
Diluted	$.76	$.76

Weighted-average common shares outstanding
Basic	387.8	387.8
Diluted	394.9	395.5

Cash dividends declared per common share	$.18	$—

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30
	2013	2012
	(In millions)

Net earnings	$301.8	$299.6

Other comprehensive income (loss):
Net unrealized investment gain (loss)	0.3	0.1
Net derivative instrument gain (loss)	(17.5)	(15.9)
Amounts included in net periodic benefit cost	5.4	8.8
Translation adjustments	67.7	72.1
Benefit (provision) for deferred income taxes on components of other comprehensive income	5.9	4.3
Total other comprehensive income (loss)	61.8	69.4
Comprehensive income (loss)	363.6	369.0

Comprehensive (income) loss attributable to noncontrolling interests:
Net earnings	(1.1)	(0.1)
Translation adjustments	(0.6)	(0.9)
	(1.7)	(1.0)
Comprehensive income attributable to The Estée Lauder Companies Inc.	$361.9	$368.0

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED BALANCE SHEETS

	September 30	June 30
	2013	2013
	(Unaudited)
	($ in millions)
ASSETS
Current Assets
Cash and cash equivalents	$1,322.2	$1,495.7
Accounts receivable, net	1,566.7	1,171.7
Inventory and promotional merchandise, net	1,196.3	1,113.9
Prepaid expenses and other current assets	547.2	515.9
Total current assets	4,632.4	4,297.2

Property, Plant and Equipment, net	1,364.4	1,350.7

Other Assets
Goodwill	885.4	881.5
Other intangible assets, net	166.5	169.6
Other assets	471.8	446.2
Total other assets	1,523.7	1,497.3
Total assets	$7,520.5	$7,145.2

LIABILITIES AND EQUITY
Current Liabilities
Current debt	$15.9	$18.3
Accounts payable	461.9	481.7
Other accrued liabilities	1,509.8	1,434.6
Total current liabilities	1,987.6	1,934.6

Noncurrent Liabilities
Long-term debt	1,324.7	1,326.0
Other noncurrent liabilities	595.7	582.7
Total noncurrent liabilities	1,920.4	1,908.7

Contingencies (Note 7)

Equity
Common stock, $.01 par value; Class A shares authorized: 1,300,000,000 at September 30, 2013 and June 30, 2013; shares issued: 409,045,607 at September 30, 2013 and 407,988,891 at June 30, 2013; Class B shares authorized: 304,000,000 at September 30, 2013 and June 30, 2013; shares issued and outstanding: 148,728,082 at September 30, 2013 and 148,978,082 at June 30, 2013	5.6	5.6
Paid-in capital	2,365.9	2,289.9
Retained earnings	5,594.7	5,364.1
Accumulated other comprehensive loss	(96.3)	(157.5)
	7,869.9	7,502.1
Less: Treasury stock, at cost; 169,834,647 Class A shares at September 30, 2013 and 168,972,698 Class A shares at June 30, 2013	(4,274.1)	(4,215.2)
Total stockholders’ equity — The Estée Lauder Companies Inc.	3,595.8	3,286.9
Noncontrolling interests	16.7	15.0
Total equity	3,612.5	3,301.9
Total liabilities and equity	$7,520.5	$7,145.2

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30
	2013	2012
	(In millions)
Cash Flows from Operating Activities
Net earnings	$301.8	$299.6
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	88.9	77.5
Deferred income taxes	(23.4)	(18.8)
Non-cash stock-based compensation	56.3	54.5
Excess tax benefits from stock-based compensation arrangements	(9.8)	(15.6)
Loss on disposal of property, plant and equipment	2.3	4.5
Pension and post-retirement benefit expense	17.4	20.9
Pension and post-retirement benefit contributions	(6.8)	(5.9)
Other non-cash items	—	(0.1)
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(375.1)	(518.1)
Increase in inventory and promotional merchandise, net	(58.1)	(59.2)
Increase in other assets, net	(37.6)	(26.9)
Decrease in accounts payable	(26.8)	(79.3)
Increase in other liabilities	100.8	141.7
Net cash flows provided by (used for) operating activities	29.9	(125.2)

Cash Flows from Investing Activities
Capital expenditures	(85.7)	(95.5)
Acquisition of businesses and other intangible assets, net of cash acquired	(9.2)	(8.7)
Net cash flows used for investing activities	(94.9)	(104.2)

Cash Flows from Financing Activities
Borrowings (repayments) of current debt, net	0.2	(195.4)
Proceeds from issuance of long-term debt, net	—	498.7
Debt issuance costs	—	(4.1)
Repayments and redemptions of long-term debt	(3.7)	(235.9)
Net proceeds from stock-based compensation transactions	8.1	16.2
Excess tax benefits from stock-based compensation arrangements	9.8	15.6
Payments to acquire treasury stock	(59.5)	(165.4)
Dividends paid to stockholders	(69.8)	(0.5)
Net cash flows used for financing activities	(114.9)	(70.8)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	6.4	6.2
Net Decrease in Cash and Cash Equivalents	(173.5)	(294.0)
Cash and Cash Equivalents at Beginning of Period	1,495.7	1,347.7
Cash and Cash Equivalents at End of Period	$1,322.2	$1,053.7

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

The unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.  For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013.

Management Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses reported in those financial statements.  Certain significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, inventory, pension and other post-retirement benefit costs, goodwill, other intangible assets and long-lived assets, and income taxes.  Descriptions of these policies are discussed in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate.  As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions.  Significant changes, if any, in those estimates and assumptions resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at period-end rates of exchange, while revenue and expenses are translated at weighted-average rates of exchange for the period.  Unrealized translation gains reported as cumulative translation adjustments through other comprehensive income (loss) (“OCI”) attributable to The Estée Lauder Companies Inc. amounted to $72.5 million and $76.5 million, net of tax, during the three months ended September 30, 2013 and 2012, respectively.  For the Company’s Venezuelan subsidiary operating in a highly inflationary economy, the U.S. dollar is the functional currency.  Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings.

The Company enters into foreign currency forward contracts and may enter into option contracts to hedge foreign currency transactions for periods consistent with its identified exposures.  Accordingly, the Company categorizes these instruments as entered into for purposes other than trading.

The accompanying consolidated statements of earnings include net exchange gains on foreign currency transactions of $0.1 million and $0.9 million during the three months ended September 30, 2013 and 2012, respectively.

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions totaling $23.5 million and $22.7 million as of September 30, 2013 and June 30, 2013, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

The Company is a worldwide manufacturer, marketer and distributor of skin care, makeup, fragrance and hair care products.  The Company’s sales are made primarily to department stores, perfumeries and specialty multi-brand retailers.  The Company grants credit to all qualified customers and does not believe it is exposed significantly to any undue concentration of credit risk.

The Company’s largest customer sells products primarily within the United States and accounted for $341.6 million, or 13%, and $336.2 million, or 13%, of the Company’s consolidated net sales for the three months ended September 30, 2013 and 2012, respectively.  This customer accounted for $251.6 million, or 16%, and $113.7 million, or 10%, of the Company’s accounts receivable at September 30, 2013 and June 30, 2013, respectively.

Inventory and Promotional Merchandise

Inventory and promotional merchandise, net consists of:

	September 30	June 30
(In millions)	2013	2013

Raw materials	$315.7	$274.2
Work in process	139.5	116.8
Finished goods	568.8	510.9
Promotional merchandise	172.3	212.0
	$1,196.3	$1,113.9

Property, Plant and Equipment

	September 30	June 30
(In millions)	2013	2013
Assets (Useful Life)
Land	$14.9	$14.7
Buildings and improvements (10 to 40 years)	199.8	195.4
Machinery and equipment (3 to 10 years)	665.4	647.9
Computer hardware and software (4 to 10 years)	963.9	948.4
Furniture and fixtures (5 to 10 years)	72.2	71.6
Leasehold improvements	1,424.1	1,349.6
	3,340.3	3,227.6
Less accumulated depreciation and amortization	1,975.9	1,876.9
	$1,364.4	$1,350.7

The cost of assets related to projects in progress of $163.8 million and $178.7 million as of September 30, 2013 and June 30, 2013, respectively, is included in their respective asset categories above.  Depreciation and amortization of property, plant and equipment was $87.1 million and $75.3 million during the three months ended September 30, 2013 and 2012, respectively.  Depreciation and amortization related to the Company’s manufacturing process is included in Cost of Sales and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Accrued Liabilities

Other accrued liabilities consist of the following:

	September 30	June 30
(In millions)	2013	2013

Advertising, merchandising and sampling	$377.2	$338.4
Employee compensation	328.7	433.3
Payroll and other taxes	167.4	135.7
Accrued income taxes	177.4	81.3
Other	459.1	445.9
	$1,509.8	$1,434.6

Income Taxes

The effective rate for income taxes was 30.8% and 33.3% for the three months ended September 30, 2013 and 2012, respectively.  The decrease in the effective income tax rate was primarily attributable to income tax reserve adjustments and a lower effective tax rate on the Company’s foreign operations.

As of September 30, 2013 and June 30, 2013, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $63.5 million and $64.0 million, respectively.  The total amount of unrecognized tax benefits at September 30, 2013 that, if recognized, would affect the effective tax rate was $46.3 million.  The total gross interest and penalties accrued related to unrecognized tax benefits during the three months ended September 30, 2013 in the accompanying consolidated statement of earnings was $0.3 million.  The total gross accrued interest and penalties in the accompanying consolidated balance sheets at September 30, 2013 and June 30, 2013 was $17.7 million and $17.4 million, respectively.  On the basis of the information available as of September 30, 2013, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in a range of $10 million to $15 million within 12 months as a result of projected resolutions of global tax examinations and controversies and a potential lapse of the applicable statutes of limitations.

As of September 30, 2013 and June 30, 2013, the Company had current net deferred tax assets of $306.3 million and $296.0 million, respectively, substantially all of which are included in Prepaid expenses and other current assets in the accompanying consolidated balance sheets.  In addition, the Company had noncurrent net deferred tax assets of $62.7 million and $50.3 million as of September 30, 2013 and June 30, 2013, respectively, substantially all of which are included in Other assets in the accompanying consolidated balance sheets.

Recently Adopted Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance requiring an entity to present, in a single location either parenthetically on the face of the financial statements or in a separate note, significant amounts reclassified from each component of accumulated other comprehensive income (loss) (“AOCI”) and the income statement line items affected by the reclassification.  An entity is not permitted to provide this information parenthetically on the face of the income statement if it has items that are not required to be reclassified in their entirety to net income.  Instead of disclosing the income statement line affected, a cross reference to other disclosures that provide additional details on these items is required.  This guidance became effective prospectively for the Company’s fiscal 2014 first quarter and the adoption of this disclosure-only guidance did not have a significant impact on the Company’s consolidated financial statements.

In July 2012, the FASB amended its authoritative guidance related to testing indefinite-lived intangible assets for impairment.  Under the revised guidance, entities testing their indefinite-lived intangible assets for impairment have the option of performing a qualitative assessment before performing further impairment testing.  If entities determine, on the basis of qualitative factors, that it is more-likely-than-not that the asset is impaired, a quantitative test is required.  This guidance became effective in the beginning of the Company’s fiscal 2014 and the adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2011, the FASB issued authoritative guidance that creates new disclosure requirements about the nature of an entity’s rights of offset and related arrangements associated with its financial instruments and derivative instruments.  This revised guidance helps reconcile differences in the offsetting requirements under U.S. GAAP and International Financial Reporting Standards (“IFRS”).  These requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement.  In January 2013, the FASB issued an update that limits the scope of these disclosures to recognized derivative instruments, repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions to the extent they are offset in the balance sheet or subject to an enforceable master netting arrangement or similar agreement.  This disclosure-only guidance became effective for the Company’s fiscal 2014 first quarter, with retrospective application required.  The Company currently does not hold any financial or derivative instruments within the scope of this guidance that are offset in its consolidated balance sheets or are subject to an enforceable master netting arrangement.  The adoption of this guidance did not have an impact on the Company’s results of operations, financial position or cash flows.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total

Balance as of June 30, 2013
Goodwill	$67.7	$430.4	$54.8	$401.6	$954.5
Accumulated impairments	(32.5)	—	—	(40.5)	(73.0)
	35.2	430.4	54.8	361.1	881.5

Goodwill acquired during the period	—	3.0	—	—	3.0
Translation and other adjustments	0.1	0.1	—	0.7	0.9
	0.1	3.1	—	0.7	3.9

Balance as of September 30, 2013
Goodwill	68.7	433.5	54.8	402.9	959.9
Accumulated impairments	(33.4)	—	—	(41.1)	(74.5)
	$35.3	$433.5	$54.8	$361.8	$885.4

Other intangible assets consist of the following:

	September 30, 2013			June 30, 2013
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value

Amortizable intangible assets:
Customer lists and other	$268.2	$207.4	$60.8	$268.0	$204.1	$63.9
License agreements	43.0	43.0	—	43.0	43.0	—
	$311.2	$250.4	60.8	$311.0	$247.1	63.9
Non-amortizable intangible assets:
Trademarks and other			105.7			105.7
Total intangible assets			$166.5			$169.6

The aggregate amortization expense related to amortizable intangible assets was $3.2 million and $3.1 million for the three months ended September 30, 2013 and 2012, respectively.  The estimated aggregate amortization expense for the remainder of fiscal 2014 and for each of fiscal 2015 to 2018 is $9.3 million, $12.1 million, $12.0 million, $9.9 million and $8.4 million, respectively.

NOTE 3 — RETURNS AND CHARGES ASSOCIATED WITH RESTRUCTURING ACTIVITIES

During the second quarter of fiscal 2013, the Company closed its multi-faceted costs savings program implemented in February 2009 (the “Program”) and will continue to execute all remaining initiatives through fiscal 2014.  Total cumulative restructuring charges and other costs to implement those initiatives from inception of the Program to date are $321.6 million.  For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring Charges

The following table presents aggregate restructuring charges related to the Program to date:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Fiscal 2009	$60.9	$4.2	$3.4	$1.8	$70.3
Fiscal 2010	29.3	11.0	2.3	6.2	48.8
Fiscal 2011	34.6	2.4	3.0	1.1	41.1
Fiscal 2012	37.1	1.7	12.6	2.2	53.6
Fiscal 2013	7.7	2.1	1.5	3.3	14.6
Three months ended September 30, 2013	0.1	—	1.1	—	1.2
Charges recorded through September 30, 2013	$169.7	$21.4	$23.9	$14.6	$229.6

The following table presents accrued restructuring charges and the related activities under the Program:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total
Balance at June 30, 2013	$27.5	$—	$0.2	$0.7	$28.4
Charges	0.1	—	1.1	—	1.2
Cash payments	(5.7)	—	(0.3)	(0.3)	(6.3)
Translation adjustments	0.1	—	—	—	0.1
Balance at September 30, 2013	$22.0	$—	$1.0	$0.4	$23.4

Accrued restructuring charges at September 30, 2013 are expected to result in cash expenditures funded from cash provided by operations of approximately $17 million for the remainder of fiscal 2014 and $6 million in fiscal 2015.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value (1)		Balance Sheet Location	Fair Value (1)
(In millions)		September 30 2013	June 30 2013		September 30 2013	June 30 2013
Derivatives Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$8.1	$20.8	Other accrued liabilities	$11.5	$6.4

Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	4.4	0.9	Other accrued liabilities	3.2	2.7

Total Derivatives		$12.5	$21.7		$14.7	$9.1

(1) See Note 5 — Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are presented as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion) (1)
	Three Months Ended September 30			Three Months Ended September 30
(In millions)	2013	2012		2013	2012
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$(13.6)	$(13.5)	Cost of sales	$1.4	$(0.1)
			Selling, general and administrative	2.4	2.5
Total derivatives	$(13.6)	$(13.5)		$3.8	$2.4

(1) The amount of net loss recognized in earnings related to the amount excluded from effectiveness testing was $0.1 million for the three months ended September 30, 2013 and 2012.  The net loss recognized in earnings related to the ineffective portion of the hedging relationships was $0.5 million for the three months ended September 30, 2013.  There was no gain (loss) recognized in earnings related to the ineffective portion of the hedging relationships for the three months ended September 30, 2012.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended September 30
(In millions)		2013	2012
Derivatives Not Designated as Hedging Instruments:

Foreign currency forward contracts	Selling, general and administrative	$3.0	$2.1

Foreign Currency Cash-Flow Hedges

The Company enters into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that the Company receives from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  The Company may also enter into foreign currency option contracts to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as foreign currency cash-flow hedges and have varying maturities through the end of December 2015.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology.

The ineffective portion of both foreign currency forward and option contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses in AOCI are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in AOCI are reclassified to current-period earnings.  As of September 30, 2013, the Company’s foreign currency cash-flow hedges were highly effective in all material respects.  The estimated net gain as of September 30, 2013 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $0.8 million.  The accumulated gain (loss) on foreign currency cash-flow hedges in AOCI was $(0.5) million and $16.9 million as of September 30, 2013 and June 30, 2013, respectively.

At September 30, 2013, the Company had foreign currency forward contracts in the amount of $1,763.6 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the British pound ($420.8 million), Euro ($360.6 million), Canadian dollar ($229.4 million), Australian dollar ($94.2 million), Swiss franc ($91.3 million), Hong Kong dollar ($90.5 million) and Japanese yen ($88.4 million).

Credit Risk

As a matter of policy, the Company only enters into derivative contracts with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $12.5 million at September 30, 2013.  To manage this risk, the Company has established strict counterparty credit guidelines that are continually monitored.  Accordingly, management believes risk of loss under these hedging contracts is remote.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain of the Company’s derivative financial instruments contain credit-risk-related contingent features.  At September 30, 2013, the Company was in a net liability position for certain derivative contracts that contain such features with two counterparties.  Such credit-risk-related contingent features would be triggered if (a) upon a merger involving the Company, the ratings of the surviving entity were materially weaker than prior to the merger or (b) the Company’s credit ratings fall below investment grade (rated below BBB-/Baa3) and the Company fails to enter into an International Swaps & Derivatives Association Credit Support Annex within 30 days of being requested by the counterparty.  The fair value of collateral required to settle the instruments immediately if a triggering event were to occur is estimated at approximately the fair value of the contracts.  The fair value of those contracts in a net liability position was approximately $0.8 million as of September 30, 2013 and the Company was in compliance with such credit-risk-related contingent features.

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

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$12.5	$—	$12.5
Available-for-sale securities	7.0	—	—	7.0
Total	$7.0	$12.5	$—	$19.5

Liabilities:
Foreign currency forward contracts	$—	$14.7	$—	$14.7

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

The estimated fair values of the Company’s financial instruments are as follows:

	September 30 2013		June 30 2013
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$1,322.2	$1,322.2	$1,495.7	$1,495.7
Available-for-sale securities	7.0	7.0	6.5	6.5
Note receivable	16.8	16.9	16.8	16.9
Current and long-term debt	1,340.6	1,377.4	1,344.3	1,387.8

Derivatives
Foreign currency forward contracts — asset (liability)	(2.2)	(2.2)	12.6	12.6

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — PENSION AND POST-RETIREMENT BENEFIT PLANS

The Company maintains pension plans covering substantially all of its full-time employees for its U.S. operations and a majority of its international operations.  The Company also maintains post-retirement benefit plans which provide certain medical and dental benefits to eligible employees.  Descriptions of these plans are discussed in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013.

The components of net periodic benefit cost for the three months ended September 30, 2013 and 2012 consisted of the following:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2013	2012	2013	2012	2013	2012

Service cost	$7.9	$8.5	$6.1	$5.9	$0.9	$1.2
Interest cost	7.7	6.7	4.6	4.5	2.0	1.9
Expected return on plan assets	(11.7)	(11.3)	(5.0)	(4.8)	(0.5)	(0.5)
Amortization of:
Prior service cost	0.2	0.1	0.7	0.7	0.2	0.2
Actuarial loss	1.9	3.6	2.2	2.3	0.2	1.1
Settlements and curtailments	—	—	—	0.8	—	—
Net periodic benefit cost	$6.0	$7.6	$8.6	$9.4	$2.8	$3.9

During the three months ended September 30, 2013, the Company made contributions to its international pension plans totaling approximately $4 million.

The amounts recognized in the consolidated balance sheets related to the Company’s pension and post-retirement benefit plans consist of the following:

	September 30	June 30
(In millions)	2013	2013
Other assets	$145.2	$144.0
Other accrued liabilities	(23.2)	(23.1)
Other noncurrent liabilities	(358.4)	(349.2)
Funded status	(236.4)	(228.3)
Accumulated other comprehensive loss	315.0	315.0
Net amount recognized	$78.6	$86.7

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fiscal 2007 fourth quarter, the former owner of the Darphin brand initiated litigation in the Paris Commercial Court against the Company and one of its subsidiaries seeking to recover €60.0 million ($81.2 million at the exchange rate at September 30, 2013) that he claims he was owed as additional consideration for the sale of Darphin to the Company in April 2003.  On December 23, 2011, the Paris Commercial Court issued its judgment, awarding the former owner €22.9 million ($31.0 million at the exchange rate at September 30, 2013) plus interest from 2007.  The Company has filed its appeal with the Paris Court of Appeal and oral arguments for the appeal are scheduled for June 2014.  In accordance with the judgment, in January 2012, the Company paid €25.3 million ($34.2 million at the exchange rate at September 30, 2013) to the former owner and received from him a bank guarantee to assure repayment to the Company of such sum (or any part thereof) in the event that the judgment is reversed by the Paris Court of Appeal.  Based upon its assessment of the case, as well as the advice of external counsel, the Company is maintaining the amount it previously accrued as an amount that it believes will ultimately be paid based on the probable outcome of the appeal.  Such amount is less than the Paris Commercial Court’s award.

NOTE 8 — STOCK-BASED COMPENSATION

The Company has various stock-based compensation programs (the “Plans”) under which awards, including stock options, performance share units (“PSU”), restricted stock units (“RSU”), market share units (“MSU”), performance share units based on total stockholder return, and share units, may be granted.  As of September 30, 2013, approximately 14,859,200 shares of the Company’s Class A Common Stock were reserved and available to be granted pursuant to these Plans.

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of stock options, PSUs, RSUs, MSUs, performance share units based on total stockholder return, and share units.  Compensation expense attributable to net stock-based compensation is as follows:

	Three Months Ended September 30
(In millions)	2013	2012

Compensation expense	$56.3	$54.5
Income tax benefit	18.3	17.6

As of September 30, 2013, the total unrecognized compensation cost related to unvested stock-based awards was $188.2 million and the related weighted-average period over which it is expected to be recognized is approximately 2 years.

Stock Options

The following is a summary of the Company’s stock option programs as of September 30, 2013 and changes during the three months then ended:

(Shares in thousands)	Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1) (in millions)	Weighted- Average Contractual Life Remaining in Years

Outstanding at June 30, 2013	15,071.4	$36.60
Granted at fair value	1,805.6	67.31
Exercised	(298.5)	27.15
Expired	(4.5)	24.35
Forfeited	(37.5)	50.25
Outstanding at September 30, 2013	16,536.5	40.09	$492.9	7.1

Vested and expected to vest at September 30, 2013	16,346.0	39.85	$491.3	7.0

Exercisable at September 30, 2013	8,286.2	26.77	$357.4	5.7

(1)    The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the per-share weighted-average grant date fair value of stock options granted and total intrinsic value of stock options exercised:

	Three Months Ended September 30
(In millions, except per share data)	2013	2012
Per-share weighted-average grant date fair value of stock options granted	$23.03	$20.36

Intrinsic value of stock options exercised	$10.8	$27.3

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30
	2013	2012

Weighted-average expected stock-price volatility	33%	34%
Weighted-average expected option life	7 years	8 years
Average risk-free interest rate	2.5%	1.2%
Average dividend yield	1.1%	1.0%

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

Performance Share Units

During the three months ended September 30, 2013, the Company granted approximately 284,400 PSUs, which will be settled in stock subject to the achievement of the Company’s net sales, diluted net earnings per common share and return on invested capital goals for the three fiscal years ending June 30, 2016, all subject to continued employment or retirement of the grantees.  PSUs granted in fiscal 2014 are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSU.  In September 2013, approximately 548,800 shares of the Company’s Class A Common Stock were issued and related accrued dividends were paid, relative to the target goals set at the time of issuance, in settlement of approximately 365,900 PSUs that vested as of June 30, 2013.

The following is a summary of the status of the Company’s PSUs as of September 30, 2013 and activity during the three months then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share

Nonvested at June 30, 2013	510.9	$53.73
Granted	284.4	67.31
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2013	795.3	58.59

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

The Company granted approximately 1,281,000 RSUs during the three months ended September 30, 2013 which, at the time of grant, were scheduled to vest as follows: 469,300 in fiscal 2015, 480,900 in fiscal 2016, 327,800 in fiscal 2017 and 3,000 in fiscal 2018.  All RSUs are subject to the continued employment or retirement of the grantees.  Certain RSUs granted in fiscal 2014 are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the RSU and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.  Other RSUs granted in fiscal 2014 are not accompanied by dividend equivalent rights and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant less the discounted present value of the dividends expected to be paid on the shares during the vesting period.

The following is a summary of the status of the Company’s RSUs as of September 30, 2013 and activity during the three months then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share

Nonvested at June 30, 2013	2,222.8	$52.68
Granted	1,281.0	65.97
Vested	—	—
Forfeited	(23.1)	55.27
Nonvested at September 30, 2013	3,480.7	57.55

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

Market Share Unit

As of September 30, 2013, the Company had one outstanding market share unit with a grant date fair value of $10.6 million that was estimated using a lattice model with a Monte Carlo simulation and the following assumptions: contractual life of 41 months, a weighted-average expected volatility of 29%, a weighted-average risk-free interest rate of 1.6% and a weighted-average dividend yield of 1.0%.  The Company used an expected stock-price volatility assumption that is a combination of both current and historical implied volatilities from options on the underlying stock.  The implied volatilities were obtained from publicly available data sources.  The expected life is equal to the contractual term of the grant.  The average risk-free interest rate is based on the U.S. Treasury strip rates over the contractual term of the grant and the average dividend yield is based on historical experience.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share Units

The Company grants share units to certain non-employee directors under the Non-Employee Director Share Incentive Plan.  The following is a summary of the status of the Company’s share units as of September 30, 2013 and activity during the three months then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share

Outstanding at June 30, 2013	87.3	$33.27
Granted	—	—
Dividend equivalents	0.2	71.11
Converted	—	—
Outstanding at September 30, 2013	87.5	33.36

Cash Units

Certain non-employee directors defer cash compensation in the form of cash payout share units, which are not subject to the Plans.  These share units are classified as liabilities and, as such, their fair value is adjusted to reflect the current market value of the Company’s Class A Common Stock.  The Company recorded $1.0 million and $1.6 million as compensation expense to reflect additional deferrals and the change in the market value for the three months ended September 30, 2013 and 2012, respectively.

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

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three Months Ended September 30
(In millions, except per share data)	2013	2012

Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$300.7	$299.5

Denominator:
Weighted-average common shares outstanding — Basic	387.8	387.8
Effect of dilutive stock options	5.1	5.7
Effect of RSUs	1.6	1.7
Effect of PSUs based on TSR	0.1	—
Effect of MSU	0.3	0.3
Weighted-average common shares outstanding — Diluted	394.9	395.5

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$.78	$.77
Diluted	.76	.76

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2013 and 2012, outstanding options to purchase 1.9 million and 3.2 million shares, respectively, of Class A Common Stock were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.  As of September 30, 2013 and 2012, 0.8 million and 0.9 million of PSUs, respectively, have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 8 — Stock-Based Compensation.

NOTE 10 — EQUITY

	Total Stockholders’ Equity — The Estée Lauder Companies Inc.						Non-
(In millions)	Common Stock	Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total	controlling Interests	Total Equity

Balance at June 30, 2013	$5.6	$2,289.9	$5,364.1	$(157.5)	$(4,215.2)	$3,286.9	$15.0	$3,301.9
Net earnings	—	—	300.7	—	—	300.7	1.1	301.8
Common stock dividends - cash	—	—	(70.1)	—	—	(70.1)	—	(70.1)
Other comprehensive income	—	—	—	61.2	—	61.2	0.6	61.8
Acquisition of treasury stock	—	—	—	—	(41.8)	(41.8)	—	(41.8)
Stock-based compensation	—	76.0	—	—	(17.1)	58.9	—	58.9
Balance at September 30, 2013	$5.6	$2,365.9	$5,594.7	$(96.3)	$(4,274.1)	$3,595.8	$16.7	$3,612.5

The following is a summary of quarterly cash dividends declared per share on the Company’s Class A and Class B Common Stock during the three months ended September 30, 2013:

Date Declared	Record Date	Payable Date	Amount per Share

August 14, 2013	August 30, 2013	September 16, 2013	$.18

On October 30, 2013, a quarterly dividend was declared in the amount of $.20 per share on the Company’s Class A and Class B Common Stock.  The dividend is payable in cash on December 16, 2013 to stockholders of record at the close of business on November 29, 2013.

Common Stock

During the three months ended September 30, 2013, the Company purchased approximately 0.9 million shares of its Class A Common Stock for $59.5 million.

During the three months ended September 30, 2013, approximately 0.3 million shares of the Company’s Class B Common Stock were converted into the Company’s Class A Common Stock.

Accumulated Other Comprehensive Income (Loss)

The following table represents changes in AOCI, net of tax, by component for the three months ended September 30, 2013:

(In millions)	Net Unrealized Investment Gain (Loss)	Net Derivative Instrument Gain (Loss)	Amounts Included in Net Periodic Benefit Cost		Translation Adjustments	Total

Balance at June 30, 2013	$0.8	$18.3	$(213.7)		$37.1	$(157.5)
OCI before reclassifications	0.2	(8.7)	(4.1	)(1)	72.5	59.9
Amounts reclassified from AOCI	—	(2.5)	3.8		—	1.3
Net current-period OCI	0.2	(11.2)	(0.3)		72.5	61.2
Balance at September 30, 2013	$1.0	$7.1	$(214.0)		$109.6	$(96.3)

(1) Includes foreign currency translation losses of $5.4 million.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the effects of reclassification adjustments from AOCI into net earnings for the three months ended September 30, 2013:

	Amount Reclassified from AOCI
(In millions)	Three Months Ended September 30, 2013	Affected Line Item in Consolidated Statement of Earnings

Gain (Loss) on Cash-Flow Hedges
Foreign currency forward contracts	$1.4	Cost of sales
Foreign currency forward contracts	2.4	Selling, general and administrative
	3.8	Earnings before income taxes
Benefit (provision) for deferred taxes	(1.4)	Provision for income taxes
	$2.4	Net earnings

Gain (Loss) on Fair-Value Hedges
Settled interest rate-related derivatives	$0.1	Interest expense, net
Benefit (provision) for deferred taxes	—	Provision for income taxes
	$0.1	Net earnings

Amounts Included in Net Periodic Benefit Cost
Amortization of prior service cost	$(1.1)	(1)
Amortization of actuarial loss	(4.3)	(1)
	(5.4)	Earnings before income taxes
Benefit (provision) for deferred taxes	1.6	Provision for income taxes
	$(3.8)	Net earnings
Total reclassification adjustments, net	$(1.3)	Net earnings

(1) See Note 6 — Pension and Post-Retirement Benefit Plans for additional information.

NOTE 11 — STATEMENT OF CASH FLOWS

Supplemental cash flow information for the three months ended September 30, 2013 and 2012 is as follows:

(In millions)	2013	2012

Cash:
Cash paid during the period for interest	$8.7	$27.5
Cash paid during the period for income taxes	$50.8	$67.3

Non-cash investing and financing activities:
Incremental tax benefit from the exercise of stock options	$(0.8)	$(1.8)
Capital lease obligations incurred	$1.7	$0.6

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — SEGMENT DATA AND RELATED INFORMATION

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

The accounting policies for the Company’s reportable segments are substantially the same as those for the consolidated financial statements, as described in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013.  The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information is produced for the Chief Executive or included herein.  There has been no significant variance in the total or long-lived asset values associated with the Company’s segment data since June 30, 2013.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30
(In millions)	2013	2012

PRODUCT CATEGORY DATA
Net Sales:
Skin Care	$1,171.0	$1,113.5
Makeup	1,001.0	960.4
Fragrance	367.4	347.6
Hair Care	124.8	113.9
Other	10.8	14.1
Net Sales	$2,675.0	$2,549.5

Operating Income (Loss) before total charges associated with restructuring activities:
Skin Care	$241.6	$259.0
Makeup	166.3	161.3
Fragrance	36.9	53.4
Hair Care	8.4	10.7
Other	(2.5)	(2.0)
	450.7	482.4

Reconciliation:
Total charges associated with restructuring activities	(1.2)	(0.4)
Interest expense, net	(13.5)	(15.8)
Interest expense on debt extinguishment	—	(19.1)
Other income	—	1.8
Earnings before income taxes	$436.0	$448.9

GEOGRAPHIC DATA
Net Sales:
The Americas	$1,202.4	$1,182.1
Europe, the Middle East & Africa	891.2	824.9
Asia/Pacific	581.4	542.5
Net Sales	$2,675.0	$2,549.5
Operating Income (Loss):
The Americas	$156.0	$172.3
Europe, the Middle East & Africa	180.8	196.9
Asia/Pacific	113.9	113.2
	450.7	482.4
Total charges associated with restructuring activities	(1.2)	(0.4)
Operating Income	$449.5	$482.0

THE ESTÉE LAUDER COMPANIES INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories which are distributed in over 150 countries and territories.  The following table is a comparative summary of operating results for the three months ended September 30, 2013 and 2012, and reflects the basis of presentation described in Note 1 of Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies for all periods presented.  Products and services that do not meet our definition of skin care, makeup, fragrance or hair care have been included in the “other” category.

	Three Months Ended September 30
(In millions)	2013	2012

NET SALES
By Region:
The Americas	$1,202.4	$1,182.1
Europe, the Middle East & Africa	891.2	824.9
Asia/Pacific	581.4	542.5
Net Sales	$2,675.0	$2,549.5

By Product Category:
Skin Care	$1,171.0	$1,113.5
Makeup	1,001.0	960.4
Fragrance	367.4	347.6
Hair Care	124.8	113.9
Other	10.8	14.1
Net Sales	$2,675.0	$2,549.5

OPERATING INCOME (LOSS)
By Region:
The Americas	$156.0	$172.3
Europe, the Middle East & Africa	180.8	196.9
Asia/Pacific	113.9	113.2
	450.7	482.4
Total charges associated with restructuring activities	(1.2)	(0.4)
Operating Income	$449.5	$482.0

By Product Category:
Skin Care	$241.6	$259.0
Makeup	166.3	161.3
Fragrance	36.9	53.4
Hair Care	8.4	10.7
Other	(2.5)	(2.0)
	450.7	482.4
Total charges associated with restructuring activities	(1.2)	(0.4)
Operating Income	$449.5	$482.0

THE ESTÉE LAUDER COMPANIES INC.

The following table presents certain consolidated earnings data as a percentage of net sales:

	Three Months Ended September 30
	2013	2012

Net sales	100.0%	100.0%
Cost of sales	20.3	21.1
Gross profit	79.7	78.9

Operating expenses:
Selling, general and administrative	62.8	60.0
Restructuring and other charges	0.1	—
Total operating expenses	62.9	60.0

Operating income	16.8	18.9
Interest expense, net	0.5	0.6
Interest expense on debt extinguishment	—	0.8
Other income	—	0.1

Earnings before income taxes	16.3	17.6
Provision for income taxes	5.0	5.9

Net earnings	11.3	11.7
Net earnings attributable to noncontrolling interests	0.1	—

Net earnings attributable to The Estée Lauder Companies Inc.	11.2%	11.7%

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

THE ESTÉE LAUDER COMPANIES INC.

We have a strong, diverse and highly valuable brand portfolio with global reach and potential, and we plan to continue building upon and leveraging our history of outstanding creativity, innovation and entrepreneurship.  We have succeeded in expanding our distinctive “High-Touch” service model and will continue to look for ways to further evolve it within our channels of distribution and geographic regions.  As an example, we continue to develop capabilities to deliver superior retailing experiences, particularly in freestanding retail stores.  We continue to increase brand awareness by expanding our efforts to evolve our online strategy into a multi-pronged digital strategy encompassing e-commerce and m-commerce, as well as digital and social media.  We are leveraging our regional organization in an effort to assure that we are locally relevant with our products, services, marketing and visual merchandising.

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

We are strengthening our geographic presence by seeking share growth in large, image-building cities within core markets such as the United States, the United Kingdom, France, Italy and Japan.  In addition, we continue to prioritize efforts to expand our presence and accelerate share growth in emerging markets such as China, the Middle East, Eastern Europe and Brazil and focus on consumers who purchase in the travel retail channel, in stores at their travel destinations or when they return to their home market.  We also continue to expand our digital presence which has resulted in growth in the net sales of our products sold online.  In North America, we continue to implement programs to drive profitable growth in our traditional department store channel.  At the same time, we are also expanding our presence in other channels, such as specialty multi-brand retailers, freestanding retail stores and online.  Internationally, we continue to take actions to grow in European perfumeries and pharmacies and in department stores, particularly in Asia and the United Kingdom.  In addition, we are emphasizing our skin care and makeup initiatives to boost our travel retail business and continuing efforts to grow our freestanding retail store, online, specialty multi-brand retailer and prestige salon businesses.  The travel retail business continues to be an important source of sales growth and profitability.  Our business in this channel has benefited from the implementation of programs we designed to target consumers in distinct travel corridors, enhance consumers’ “High-Touch” experiences and convert travelers into purchasers.

While our overall business is performing well, we are seeing continued weakness in certain Southern European countries and Korea due to challenging economic environments.  In Korea, we are continuing to see competitive pressures in prestige beauty.  Elsewhere, we are cautious of an uncertain retail environment in the United States in the short term, and a slowing of the future growth trend in China.  We believe we have and will continue to offset to some extent the impact of these challenges as a result of our strategy to mitigate weaknesses we find in certain areas with strengths in others.  However, if economic conditions or the degree of uncertainty or volatility worsen or the adverse conditions previously discussed are further prolonged, then we expect there to be a negative effect on ongoing consumer confidence, demand and spending and, as a result, our business.  We will continue to monitor these and other risks that may affect our business.

We plan to continue to invest in the significant modernization of our global information systems, which includes the Strategic Modernization Initiative (“SMI”) as well as other initiatives.  We plan to roll out the last major wave of SMI in July 2014 in certain of our locations.  As a result, some retailers may accelerate their sales orders that we believe would normally occur in our fiscal 2015 first quarter into our fiscal 2014 fourth quarter in advance of this implementation to provide adequate safety stock to mitigate any potential short-term business interruption associated with the SMI rollout.  We expect these initiatives should over time provide for overall profitability improvements by enhancing gross margin and supporting efficiencies in select operating expenses, which should enable us to strategically reinvest our savings in activities that will support our future growth.

THE ESTÉE LAUDER COMPANIES INC.

During fiscal 2014, we plan to continue building on our strengths and our heritage of innovation to bring unique and high-performance products with long-term appeal and enduring quality to our consumers.  We expect our strategy will enable us to continue to succeed in high growth channels, benefit from regional opportunities, focus on emerging market consumers and enhance our local relevance.  We plan on continuing to bring highly innovative products to consumers and elevating our personalized “High-Touch” philosophy through customization with key retailers, expansion in freestanding retail stores and extending it to fast-growing digital platforms.  We remain dedicated to investing in select areas to improve our capabilities or develop new ones.  Our main focuses are accelerating our digital capabilities, research and development, product innovation, consumer insight and local relevance.

Returns and Charges Associated with Restructuring Activities

During the second quarter of fiscal 2013, we closed our multi-faceted cost savings program implemented in February 2009 (the “Program”) and we will continue to execute all remaining initiatives through fiscal 2014.  Total cumulative restructuring charges and other costs to implement those initiatives from inception of the Program to date are $321.6 million.  For further information, refer to the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended June 30, 2013.

Restructuring Charges

The following table presents aggregate restructuring charges related to the Program to date:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Fiscal 2009	$60.9	$4.2	$3.4	$1.8	$70.3
Fiscal 2010	29.3	11.0	2.3	6.2	48.8
Fiscal 2011	34.6	2.4	3.0	1.1	41.1
Fiscal 2012	37.1	1.7	12.6	2.2	53.6
Fiscal 2013	7.7	2.1	1.5	3.3	14.6
Three months ended September 30, 2013	0.1	—	1.1	—	1.2
Charges recorded through September 30, 2013	$169.7	$21.4	$23.9	$14.6	$229.6

The following table presents accrued restructuring charges and the related activities under the Program:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Balance at June 30, 2013	$27.5	$—	$0.2	$0.7	$28.4
Charges	0.1	—	1.1	—	1.2
Cash payments	(5.7)	—	(0.3)	(0.3)	(6.3)
Translation adjustments	0.1	—	—	—	0.1
Balance at September 30, 2013	$22.0	$—	$1.0	$0.4	$23.4

Accrued restructuring charges at September 30, 2013 are expected to result in cash expenditures funded from cash provided by operations of approximately $17 million for the remainder of fiscal 2014 and $6 million in fiscal 2015.

First Quarter Fiscal 2014 as Compared with First Quarter Fiscal 2013

NET SALES

Net sales increased 5%, or $125.5 million, to $2,675.0 million, primarily reflecting growth in each of our major product categories and regions.  Excluding the impact of foreign currency translation, net sales increased 6%.

THE ESTÉE LAUDER COMPANIES INC.

Product Categories

Skin Care

Net sales of skin care products increased 5%, or $57.5 million, to $1,171.0 million.  The recent launches of Advanced Night Repair Synchronized Recovery Complex II and Advanced Night Repair Eye Serum Infusion from Estée Lauder and Dramatically Different Moisturizing Lotion + from Clinique contributed approximately $208 million, combined, to the increase.  These launches resulted in lower sales of certain existing Advanced Night Repair products from Estée Lauder and Dramatically Different Moisturizing Lotion from Clinique of approximately $119 million, combined.  Also partially offsetting the net sales increase were lower sales of Perfectionist CP+R Serum from Estée Lauder and Even Better Eyes Dark Circle Corrector from Clinique, both of which were new launches in the prior-year period, of approximately $42 million, combined.  Excluding the impact of foreign currency translation, skin care net sales increased 6%.

Makeup

Makeup net sales increased 4%, or $40.6 million, to $1,001.0 million, primarily reflecting higher net sales from our makeup artist brands and the recent launch of All About Shadow from Clinique of approximately $73 million, combined.  Partially offsetting these increases were lower sales of Chubby Stick Moisturizing Lip Colour Balm from Clinique and the prior-year period launches of Pure Color Vivid Shine Lipstick and Pure Color Gelee Powder Eyeshadow from Estée Lauder, and Pore Refining Solutions Makeup and High Impact Extreme Volume Mascara from Clinique of approximately $30 million, combined.  Excluding the impact of foreign currency translation, makeup net sales increased 5%.

Fragrance

Net sales of fragrance products increased 6%, or $19.8 million, to $367.4 million.  Incremental sales from the recent launches of Estée Lauder Modern Muse, Zegna Uomo, Michael Kors Sexy Amber and Jo Malone Peony and Blush Suede contributed approximately $39 million to the category, combined.  These increases were partially offset by lower sales of DKNY Be Delicious and Estée Lauder pleasures, as well as the prior-year period launches of DKNY Be Delicious So Intense and Estée Lauder pleasures Eau Fraiche of approximately $22 million, combined.  The impact of foreign currency translation on fragrance net sales was de minimis.

Hair Care

Hair care net sales increased 10%, or $10.9 million, to $124.8 million, primarily reflecting the continued success and growth of the Invati line of products from Aveda and the recent launch of Dryspun Finish from Bumble and bumble.  The category also benefited from sales generated from expanded global distribution, in particular to salons and specialty multi-brand retailers.  Partially offsetting these increases were lower sales of Ojon brand products due, in part, to the exit of that business from the direct response television channel, which we expect to be completed by the second quarter of fiscal 2014.  The impact of foreign currency translation on hair care net sales was de minimis.

Geographic Regions

Net sales in the Americas increased 2%, or $20.3 million, to $1,202.4 million.  Net sales in the United States increased approximately $10 million, primarily due to higher sales from certain of our makeup artist, luxury and hair care brands, and designer fragrances, partially offset by lower net sales from certain of our heritage brands.  Net sales in Latin America increased approximately $8 million, led by Venezuela and Argentina.  Net sales in Canada increased approximately $2 million.  The impact of foreign currency translation on the Americas net sales was de minimis.

In Europe, the Middle East & Africa, net sales increased 8%, or $66.3 million, to $891.2 million, primarily reflecting higher sales from our travel retail business, the United Kingdom, Germany and France of approximately $54 million, combined.  The net sales increase in our travel retail business primarily reflected a stronger retail environment for our products, in particular our luxury brands, and to a lesser extent, an increase in global airline passenger traffic.  Higher sales in the United Kingdom, Germany and France were primarily driven by our makeup artist and luxury brands.  Excluding the impact of foreign currency translation, Europe, the Middle East & Africa net sales increased 7%.

THE ESTÉE LAUDER COMPANIES INC.

Net sales in Asia/Pacific increased 7%, or $38.9 million, to $581.4 million, primarily reflecting higher sales from China and Hong Kong of approximately $54 million, combined.  The net sales growth in China was primarily due to expanded distribution and the previously-mentioned skin care launches from Estée Lauder and Clinique.  Higher sales in Hong Kong were primarily driven by such skin care launches from our heritage brands and higher-end prestige skin care products.  These increases were partially offset by lower net sales in Japan and Australia of approximately $22 million, combined.  The declines in Japan and Australia were driven by the weakening of their respective currencies.  Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 11%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales decreased to 20.3% as compared with 21.1% in the prior-year period.  This improvement reflected strategic changes in the mix of our business and pricing of approximately 50 basis points, combined.  Also contributing to the improvement was a decrease in obsolescence charges and a favorable comparison to the prior-year period which included a provision for foreign transactional taxes, of approximately 70 basis points, combined.  These improvements were partially offset by unfavorable manufacturing variances of approximately 30 basis points.

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

OPERATING EXPENSES

Operating expenses as a percentage of net sales increased to 62.9% as compared with 60.0% in the prior-year period.  This increase primarily reflected higher spending on advertising, merchandising and sampling in line with our strategy and in support of our major launches of approximately 180 basis points.  The increase also reflected higher general and administrative costs, and the impact of an adjustment made in the prior-year period related to the overstatement of accounts payable balances of approximately 30 basis points each.  Also contributing to the increase were higher costs related to freestanding retail store expansion, and selling and shipping costs of approximately 20 basis points each, as well as unfavorable changes in foreign exchange transactions of approximately 10 basis points.

Changes in advertising, merchandising and sampling spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

OPERATING RESULTS

Operating income decreased 7%, or $32.5 million, to $449.5 million.  Operating margin declined to 16.8% of net sales as compared with 18.9% in the prior-year period, primarily reflecting our increase in investment spending in line with our strategy, partially offset by our higher gross margin.  The following discussions of Operating Results by Product Categories and Geographic Regions exclude the impact of total charges associated with restructuring activities of $1.2 million, or less than 1% of net sales, for the three months ended September 30, 2013 and $0.4 million, or less than 1% of net sales, for the three months ended September 30, 2012.  We believe the following analysis of operating results better reflects the manner in which we conduct and view our business.

Product Categories

Skin care operating income decreased 7%, or $17.4 million, to $241.6 million, primarily reflecting lower results from certain of our heritage brands, due to an increase in investment spending for recent major launches in line with our strategy.  Makeup operating income increased 3%, or $5.0 million, to $166.3 million, primarily reflecting improved results from M•A•C, partially offset by lower results from our heritage brands.  Fragrance operating income decreased 31%, or $16.5 million, to $36.9 million, primarily reflecting higher investment spending behind recent major launches.  Hair care operating results decreased 21%, or $2.3 million, to $8.4 million, due in part to additional investments related to expanded distribution and an increase in advertising expenses during the current-year period.

THE ESTÉE LAUDER COMPANIES INC.

Geographic Regions

Operating income in the Americas decreased 9%, or $16.3 million, to $156.0 million, primarily reflecting lower sales from certain of our heritage brands, partially offset by improved results from certain of our makeup artist, luxury and hair care brands.  The decrease also reflected higher investment spending to support our major launches during the current-year period in the region, which is in line with our strategy, as well as an adjustment made in the prior-year period related to the overstatement of accounts payable balances.

In Europe, the Middle East & Africa, operating income decreased 8%, or $16.1 million, to $180.8 million.  Higher results from our travel retail business and the Balkans totaled approximately $9 million, combined.  These improvements were more than offset by lower operating results in most other countries in the region, primarily due to increases in investment spending for recent major launches and costs associated with freestanding retail store expansion, which were in line with our strategy.

In Asia/Pacific, operating income increased 1%, or $0.7 million, to $113.9 million.  Higher results from China and Taiwan totaled approximately $8 million, combined.  These higher results were mostly offset by lower operating results of approximately $8 million in Japan and Vietnam, combined.

INTEREST EXPENSE, NET

Net interest expense was $13.5 million as compared with $15.8 million in the prior-year period.  Interest expense decreased primarily due to the refinancing of debt at lower rates during fiscal 2013.

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

The effective rate for income taxes was 30.8% for the three months ended September 30, 2013 and 33.3% for the three months ended September 30, 2012.  The decrease in the effective income tax rate was principally due to income tax reserve adjustments and a lower effective tax rate on our foreign operations.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

Net earnings attributable to The Estée Lauder Companies Inc. as compared with the prior-year period increased less than 1%, or $1.2 million, to $300.7 million and diluted net earnings per common share of $.76 were unchanged as compared with the prior-year period.

THE ESTÉE LAUDER COMPANIES INC.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad.  At September 30, 2013, we had cash and cash equivalents of $1,322.2 million compared with $1,495.7 million at June 30, 2013.  Our cash and cash equivalents are maintained at a number of financial institutions.  As of September 30, 2013, less than 1% of the total balance was insured by governmental agencies.  To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength and perform ongoing evaluations of these institutions to limit our concentration risk exposure.

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

Based on past performance and current expectations, we believe that cash on hand, cash generated from operations, available credit lines and access to credit markets will be adequate to support currently planned business operations, information systems enhancements, capital expenditures, potential stock repurchases, commitments and other contractual obligations on both a near-term and long-term basis.  Our cash and cash equivalents balance at September 30, 2013 includes cash in offshore jurisdictions associated with our permanent reinvestment strategy.  We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic debt or working capital obligations.  If these indefinitely reinvested earnings were repatriated into the United States as dividends, we would be subject to additional taxes.

The effects of inflation have not been significant to our overall operating results in recent years.  Generally, we have been able to introduce new products at higher prices, increase prices and implement other operating efficiencies to sufficiently offset cost increases, which have been moderate.

Credit Ratings

Changes in our credit ratings will likely result in changes in our borrowing costs.  Our credit ratings also impact the cost of our revolving credit facility as discussed below.  Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing.  A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating.  As of October 24, 2013, our commercial paper is rated A-1 by Standard & Poor’s and P-1 by Moody’s and our long-term debt is rated A with a stable outlook by Standard & Poor’s and A2 with a stable outlook by Moody’s.

Debt

At September 30, 2013, our outstanding borrowings were as follows:

($ in millions)	Long-term Debt	Current Debt	Total Debt
3.70% Senior Notes, due August 15, 2042 (“2042 Senior Notes”) (1), (6)	$248.9	$—	$248.9
6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (2), (6)	296.5	—	296.5
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”) (3)	197.8	—	197.8
2.35% Senior Notes, due August 15, 2022 (“2022 Senior Notes”) (4), (6)	249.8	—	249.8
5.55% Senior Notes, due May 15, 2017 (“2017 Senior Notes”) (5), (6)	326.3	—	326.3
Other borrowings	5.4	15.9	21.3
	$1,324.7	$15.9	$1,340.6

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

(5)             Consists of $300.0 million principal, unamortized debt discount of $0.2 million and a $26.5 million adjustment to reflect the termination value of interest rate swaps.

(6)             As of September 30, 2013, we were in compliance with all restrictive covenants, including limitations on indebtedness and liens, and expect continued compliance.

THE ESTÉE LAUDER COMPANIES INC.

We have a $1.0 billion commercial paper program under which we may issue commercial paper in the United States.  As of September 30, 2013, we had no commercial paper outstanding.

We have a $1.0 billion senior unsecured revolving credit facility that expires on July 14, 2015 (the “Facility”).  The Facility may be used to provide credit support for our commercial paper program and for general corporate purposes.  Up to the equivalent of $250 million of the Facility is available for multi-currency loans.  The interest rate on borrowings under the Facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or ½% plus the Federal funds rate.  We incurred costs of approximately $1 million to establish the Facility which are being amortized over the term of the Facility.  The Facility has an annual fee of $0.7 million, payable quarterly, based on our current credit ratings.  The Facility also contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $100.0 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under this facility.  At September 30, 2013, no borrowings were outstanding under this agreement.

We have a fixed rate promissory note agreement with a financial institution pursuant to which we may borrow up to $150.0 million in the form of loan participation notes through one of our subsidiaries in Europe.  The interest rate on borrowings under this agreement is at an all-in fixed rate determined by the lender and agreed to by us at the date of each borrowing.  At September 30, 2013, no borrowings were outstanding under this agreement.  Debt issuance costs incurred related to this agreement were de minimis.

We have borrowing agreements with two financial institutions pursuant to which our subsidiary in Turkey may borrow up to 50.0 million Turkish lira ($25.4 million at the exchange rate at September 30, 2013).  The interest rate on borrowings under these agreements was approximately 8.4%.  There were no debt issuance costs incurred related to these agreements.  The outstanding balance at September 30, 2013 was 15.7 million Turkish lira ($8.0 million at the exchange rate at September 30, 2013) and is classified as current debt in our consolidated balance sheet.

Total debt as a percent of total capitalization (excluding noncontrolling interests) decreased to 27% at September 30, 2013 from 29% at June 30, 2013.

Cash Flows

Net cash provided by operating activities was $29.9 million during the three months ended September 30, 2013 as compared with cash used for operating activities of $125.2 million in the prior-year period.  The change in cash flows provided by operating activities primarily reflected a favorable change in accounts receivable due to the timing of shipments and timing of collections.  Also contributing to the increase in cash provided by operating activities were favorable changes in the levels and timing of accounts payable.  Partially offsetting these changes were lower advertising, merchandising and sampling accruals and accrued payroll and other taxes, primarily due to the timing of payments.

Net cash used for investing activities was $94.9 million during the three months ended September 30, 2013 as compared with $104.2 million in the prior-year period.  The decrease primarily reflected lower capital expenditure activity in the current-year period related to computer hardware and software.

Net cash used for financing activities was $114.9 million during the three months ended September 30, 2013 as compared with $70.8 million in the prior-year period.  The increase in cash used for financing activities as compared with the prior-year period reflected higher dividend payments as a result of our transition to a quarterly dividend.  In addition, the prior-year period reflected the proceeds from the issuance of the 2022 Senior Notes and 2042 Senior Notes, which was more than offset by the redemption of the 2013 Senior Notes, repayment of commercial paper, and additional cash used to acquire treasury stock.

THE ESTÉE LAUDER COMPANIES INC.

Dividends

The following is a summary of quarterly cash dividends declared per share on our Class A and Class B Common Stock during the three months ended September 30, 2013:

Date Declared	Record Date	Payable Date	Amount per Share

August 14, 2013	August 30, 2013	September 16, 2013	$.18

On October 30, 2013, a quarterly dividend was declared in the amount of $.20 per share on our Class A and Class B Common Stock.  The dividend is payable in cash on December 16, 2013 to stockholders of record at the close of business on November 29, 2013.

Pension and Post-retirement Plan Funding

There have been no significant changes to our pension and post-retirement funding as discussed in our Annual Report on Form 10-K for the year ended June 30, 2013.

Commitments, Contractual Obligations and Contingencies

There have been no significant changes to our commitments and contractual obligations as discussed in our Annual Report on Form 10-K for the year ended June 30, 2013.  For a discussion of contingencies, see Notes to Consolidated Financial Statements, Note 7 — Contingencies.

Derivative Financial Instruments and Hedging Activities

There have been no significant changes to our derivative financial instruments and hedging activities as discussed in our Annual Report on Form 10-K for the year ended June 30, 2013.

Foreign Exchange Risk Management

We enter into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with our identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that we receive from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  We may also enter into foreign currency option contracts to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as foreign currency cash-flow hedges and have varying maturities through the end of December 2015.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology.  The ineffective portion of both foreign currency forward and option contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income (loss) are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in accumulated other comprehensive income (loss) are reclassified to current-period earnings.  As of September 30, 2013, these foreign currency cash-flow hedges were highly effective in all material respects.

At September 30, 2013, we had foreign currency forward contracts in the amount of $1,763.6 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the British pound ($420.8 million), Euro ($360.6 million), Canadian dollar ($229.4 million), Australian dollar ($94.2 million), Swiss franc ($91.3 million), Hong Kong dollar ($90.5 million) and Japanese yen ($88.4 million).

THE ESTÉE LAUDER COMPANIES INC.

Credit Risk

As a matter of policy, we only enter into derivative contracts with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $12.5 million at September 30, 2013.  To manage this risk, we established strict counterparty credit guidelines that are continually monitored.  Accordingly, management believes risk of loss under these hedging contracts is remote.

Certain of our derivative financial instruments contain credit-risk-related contingent features.  At September 30, 2013, we were in a net liability position for certain derivative contracts that contain such features with two counterparties.  Such credit-risk-related contingent features would be triggered if (a) upon a merger involving the Company, the ratings of the surviving entity were materially weaker than prior to the merger or (b) the Company’s credit ratings fall below investment grade (rated below BBB-/Baa3) and the Company fails to enter into an International Swaps & Derivatives Association Credit Support Annex within 30 days of being requested by the counterparty.  The fair value of collateral required to settle the instruments immediately if a triggering event were to occur is estimated at approximately the fair value of the contracts.  The fair value of those contracts in a net liability position was approximately $0.8 million as of September 30, 2013 and the Company was in compliance with such credit-risk-related contingent features.

Market Risk

Using the value-at-risk model, as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, the high, low and average measured value-at-risk for the twelve months ended September 30, 2013 related to our foreign exchange contracts are as follows:

(In millions)	High	Low	Average

Foreign exchange contracts	$27.4	$19.1	$22.7

The change in the value-at-risk measures from June 30, 2013 related to our foreign exchange contracts reflected an increase in foreign exchange volatilities and a different portfolio mix.  We believe that any resulting loss incurred would be offset by the effects of market rate movements on the respective underlying transactions for which the derivative financial instrument was intended.

OFF-BALANCE SHEET ARRANGEMENTS

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities, other than operating leases, that would be expected to have a material current or future effect upon our financial condition or results of operations.

CRITICAL ACCOUNTING POLICIES

As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions.  Our most critical accounting policies relate to revenue recognition, inventory, pension and other post-retirement benefit costs, goodwill, other intangible assets and long-lived assets, and income taxes.  Since June 30, 2013, there have been no significant changes to the assumptions and estimates related to our critical accounting policies.

RECENTLY ISSUED ACCOUNTING STANDARDS

For a discussion regarding the impact of accounting standards that were recently issued but not yet effective, on the Company’s consolidated financial statements, see Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies.

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

Item 4. Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure.  The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2013 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

As part of our Strategic Modernization Initiative, we anticipate the continued migration of our operations to SAP-based technologies with the majority of our locations being enabled through calendar 2014.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE ESTÉE LAUDER COMPANIES INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see Notes to Consolidated Financial Statements,  Note 7 — Contingencies.

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

During the three months ended September 30, 2013, the stockholder set forth in the table below converted shares of Class B Common Stock into Class A Common Stock on the date set forth below:

Stockholder That Converted Class B Common Stock to Class A Common Stock	Date of Conversion	Number of Shares Converted/ Received
The 4202 Corporation	August 26, 2013	250,000

Share Repurchase Program

We are authorized by the Board of Directors to repurchase up to 216.0 million shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  As of September 30, 2013, the cumulative total of acquired shares pursuant to the authorization was 167.7 million, reducing the remaining authorized share repurchase balance to 48.3 million.  During the three months ended September 30, 2013, we purchased approximately 0.6 million shares pursuant to the authorization for $41.8 million as outlined in the following table:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
July 2013	358,900		$65.36	358,900	48,583,218
August 2013	279,200		65.68	279,200	48,304,018
September 2013	264,386	(2)	66.76	—	48,304,018
	902,486		$65.87	638,100	48,304,018

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

THE ESTÉE LAUDER COMPANIES INC.

Item 6. Exhibits.

Exhibit Number		Description
10.	1

Form of Performance Share Unit Award Agreement under the The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers and Other Employees (including Form of Notice of Grant). †

10.	2	Summary of Compensation For Non-Employee Directors of the Company. †
31.	1	Certification pursuant to Rule 13a-14(a) (CEO).
31.	2	Certification pursuant to Rule 13a-14(a) (CFO).
32.	1	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)
32.	2	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)
101.	INS	XBRL Instance Document
101.	SCH	XBRL Taxonomy Extension Schema Document
101.	CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.	LAB	XBRL Taxonomy Extension Label Linkbase Document
101.	PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.	DEF	XBRL Taxonomy Extension Definition Linkbase Document

† Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ESTÉE LAUDER COMPANIES INC.

Date: November 1, 2013	By:	/s/TRACEY T. TRAVIS
Tracey T. Travis
Executive Vice President
and Chief Financial Officer
(Principal Financial and
Accounting Officer)

THE ESTÉE LAUDER COMPANIES INC.

INDEX TO EXHIBITS

Exhibit Number		Description
10.	1

Form of Performance Share Unit Award Agreement under the The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers and Other Employees (including Form of Notice of Grant). †

10.	2	Summary of Compensation For Non-Employee Directors of the Company. †
31.	1	Certification pursuant to Rule 13a-14(a) (CEO).
31.	2	Certification pursuant to Rule 13a-14(a) (CFO).
32.	1	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)
32.	2	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)
101.	INS	XBRL Instance Document
101.	SCH	XBRL Taxonomy Extension Schema Document
101.	CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.	LAB	XBRL Taxonomy Extension Label Linkbase Document
101.	PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.	DEF	XBRL Taxonomy Extension Definition Linkbase Document

† Exhibit is a management contract or compensatory plan or arrangement.