Form 10-Q
period 2013-12-31
ESTEE LAUDER COMPANIES INC
filed 2014-02-05
CIK 1001250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2013

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

At January 29, 2014, 238,523,061 shares of the registrant’s Class A Common Stock, $.01 par value, and 148,728,082 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended December 31		Six Months Ended December 31
	2013	2012	2013	2012
	(In millions, except per share data)

Net Sales	$3,018.7	$2,933.0	$5,693.7	$5,482.5
Cost of Sales	581.6	568.0	1,125.7	1,107.2

Gross Profit	2,437.1	2,365.0	4,568.0	4,375.3

Operating expenses
Selling, general and administrative	1,784.2	1,698.6	3,464.4	3,226.5
Restructuring and other charges	(3.4)	13.3	(2.2)	13.7
Total operating expenses	1,780.8	1,711.9	3,462.2	3,240.2

Operating Income	656.3	653.1	1,105.8	1,135.1

Interest expense, net	12.4	13.4	25.9	29.2
Interest expense on debt extinguishment	—	—	—	19.1
Other income	—	21.3	—	23.1
Earnings before Income Taxes	643.9	661.0	1,079.9	1,109.9

Provision for income taxes	208.7	211.6	342.9	360.9
Net Earnings	435.2	449.4	737.0	749.0

Net earnings attributable to noncontrolling interests	(2.7)	(1.9)	(3.8)	(2.0)
Net Earnings Attributable to The Estée Lauder Companies Inc.	$432.5	$447.5	$733.2	$747.0

Net earnings attributable to The Estée Lauder Companies Inc. per common share
Basic	$1.11	$1.16	$1.89	$1.93
Diluted	1.09	1.13	1.86	1.89

Weighted-average common shares outstanding
Basic	388.3	387.4	388.1	387.6
Diluted	395.4	394.7	395.1	395.1

Cash dividends declared per common share	$.20	$.72	$.38	$.72

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended December 31		Six Months Ended December 31
	2013	2012	2013	2012
	(In millions)

Net earnings	$435.2	$449.4	$737.0	$749.0

Other comprehensive income (loss):
Net unrealized investment gain (loss)	0.1	0.1	0.4	0.2
Net derivative instrument gain (loss)	1.9	(2.2)	(15.6)	(18.1)
Amounts included in net periodic benefit cost	5.4	8.2	10.8	17.0
Translation adjustments	(15.2)	6.7	52.5	78.8
Benefit (provision) for deferred income taxes on components of other comprehensive income	(2.1)	(2.1)	3.8	2.2

Total other comprehensive income (loss)	(9.9)	10.7	51.9	80.1
Comprehensive income (loss)	425.3	460.1	788.9	829.1

Comprehensive (income) loss attributable to noncontrolling interests:
Net earnings	(2.7)	(1.9)	(3.8)	(2.0)
Translation adjustments	(0.1)	0.1	(0.7)	(0.8)
	(2.8)	(1.8)	(4.5)	(2.8)
Comprehensive income (loss) attributable to The Estée Lauder Companies Inc.	$422.5	$458.3	$784.4	$826.3

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED BALANCE SHEETS

	December 31	June 30
	2013	2013
	(Unaudited)
	($ in millions)
ASSETS
Current Assets
Cash and cash equivalents	$1,748.0	$1,495.7
Accounts receivable, net	1,501.0	1,171.7
Inventory and promotional merchandise, net	1,145.9	1,113.9
Prepaid expenses and other current assets	530.7	515.9
Total current assets	4,925.6	4,297.2

Property, Plant and Equipment, net	1,395.4	1,350.7

Other Assets
Goodwill	890.1	881.5
Other intangible assets, net	163.2	169.6
Other assets	466.9	446.2
Total other assets	1,520.2	1,497.3
Total assets	$7,841.2	$7,145.2

LIABILITIES AND EQUITY
Current Liabilities
Current debt	$15.9	$18.3
Accounts payable	493.3	481.7
Other accrued liabilities	1,529.9	1,434.6
Total current liabilities	2,039.1	1,934.6

Noncurrent Liabilities
Long-term debt	1,322.9	1,326.0
Other noncurrent liabilities	596.1	582.7
Total noncurrent liabilities	1,919.0	1,908.7

Contingencies (Note 7)

Equity
Common stock, $.01 par value; Class A shares authorized: 1,300,000,000 at December 31, 2013 and June 30, 2013; shares issued: 410,998,745 at December 31, 2013 and 407,988,891 at June 30, 2013; Class B shares authorized: 304,000,000 at December 31, 2013 and June 30, 2013; shares issued and outstanding: 148,728,082 at December 31, 2013 and 148,978,082 at June 30, 2013	5.6	5.6
Paid-in capital	2,437.3	2,289.9
Retained earnings	5,949.1	5,364.1
Accumulated other comprehensive loss	(106.3)	(157.5)
	8,285.7	7,502.1
Less: Treasury stock, at cost; 171,775,415 Class A shares at December 31, 2013 and 168,972,698 Class A shares at June 30, 2013	(4,417.1)	(4,215.2)
Total stockholders’ equity — The Estée Lauder Companies Inc.	3,868.6	3,286.9
Noncontrolling interests	14.5	15.0
Total equity	3,883.1	3,301.9
Total liabilities and equity	$7,841.2	$7,145.2

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31
	2013	2012
	(In millions)
Cash Flows from Operating Activities
Net earnings	$737.0	$749.0
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	184.4	156.8
Deferred income taxes	(18.3)	(22.3)
Non-cash stock-based compensation	94.9	88.8
Excess tax benefits from stock-based compensation arrangements	(25.3)	(33.4)
Loss on disposal of property, plant and equipment	5.8	7.5
Non-cash charges associated with restructuring activities	—	1.4
Pension and post-retirement benefit expense	35.0	41.1
Pension and post-retirement benefit contributions	(12.8)	(12.3)
Other non-cash items	(0.1)	(23.2)
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(318.4)	(444.9)
Decrease (increase) in inventory and promotional merchandise, net	(12.9)	11.7
Increase in other assets, net	(44.8)	(31.5)
Increase (decrease) in accounts payable	5.6	(158.1)
Increase in other accrued and noncurrent liabilities	152.3	324.5
Net cash flows provided by operating activities	782.4	655.1

Cash Flows from Investing Activities
Capital expenditures	(216.9)	(205.4)
Acquisition of businesses and other intangible assets, net of cash acquired	(9.2)	(8.7)
Proceeds from disposition of long-term investments	—	0.7
Purchases of long-term investments	(0.6)	(2.8)
Net cash flows used for investing activities	(226.7)	(216.2)

Cash Flows from Financing Activities
Borrowings (repayments) of current debt, net	3.4	(192.4)
Proceeds from issuance of long-term debt, net	—	498.7
Debt issuance costs	—	(4.1)
Repayments and redemptions of long-term debt	(6.7)	(239.2)
Net proceeds from stock-based compensation transactions	28.2	37.1
Excess tax benefits from stock-based compensation arrangements	25.3	33.4
Payments to acquire treasury stock	(204.9)	(326.5)
Dividends paid to stockholders	(148.4)	(279.5)
Net cash flows used for financing activities	(303.1)	(472.5)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.3)	9.5
Net Increase (Decrease) in Cash and Cash Equivalents	252.3	(24.1)
Cash and Cash Equivalents at Beginning of Period	1,495.7	1,347.7
Cash and Cash Equivalents at End of Period	$1,748.0	$1,323.6

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

The unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.  For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Management Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses reported in those financial statements.  Certain significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, inventory, pension and other post-retirement benefit costs, goodwill, other intangible assets and long-lived assets, and income taxes.  Descriptions of these policies are discussed in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate.  As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions.  Significant changes, if any, in those estimates and assumptions resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at period-end rates of exchange, while revenue and expenses are translated at weighted-average rates of exchange for the period.  Unrealized translation gains (losses) reported as cumulative translation adjustments through other comprehensive income (loss) (“OCI”) attributable to The Estée Lauder Companies Inc. amounted to $(14.5) million and $6.1 million, net of tax, during the three months ended December 31, 2013 and 2012, respectively, and $58.0 million and $82.6 million of unrealized translation gains, net of tax, during the six months ended December 31, 2013 and 2012, respectively.  For the Company’s Venezuelan subsidiary operating in a highly inflationary economy, the U.S. dollar is the functional currency.  Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings.

The Company enters into foreign currency forward contracts and may enter into option contracts to hedge foreign currency transactions for periods consistent with its identified exposures.  Accordingly, the Company categorizes these instruments as entered into for purposes other than trading.

The accompanying consolidated statements of earnings include net exchange gains (losses) on foreign currency transactions of $(6.5) million and $0.5 million during the three months ended December 31, 2013 and 2012, respectively, and $(6.4) million and $1.4 million during the six months ended December 31, 2013 and 2012, respectively.

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions totaling $25.2 million and $22.7 million as of December 31, 2013 and June 30, 2013, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

The Company is a worldwide manufacturer, marketer and distributor of skin care, makeup, fragrance and hair care products.  The Company’s sales subject to credit risk are made primarily to department stores, perfumeries, specialty multi-brand retailers and retailers in its travel retail business.  The Company grants credit to all qualified customers and does not believe it is exposed significantly to any undue concentration of credit risk.

The Company’s largest customer sells products primarily within the United States and accounted for $281.4 million, or 9%, and $270.0 million, or 9%, of the Company’s consolidated net sales for the three months ended December 31, 2013 and 2012, respectively, and $623.0 million, or 11%, and $606.2 million, or 11%, of the Company’s consolidated net sales for the six months ended December 31, 2013 and 2012, respectively.  This customer accounted for $149.2 million, or 10%, and $113.7 million, or 10%, of the Company’s accounts receivable at December 31, 2013 and June 30, 2013, respectively.

Inventory and Promotional Merchandise

Inventory and promotional merchandise, net consists of:

	December 31	June 30
(In millions)	2013	2013

Raw materials	$302.2	$274.2
Work in process	143.6	116.8
Finished goods	524.9	510.9
Promotional merchandise	175.2	212.0
	$1,145.9	$1,113.9

Property, Plant and Equipment

	December 31	June 30
(In millions)	2013	2013
Assets (Useful Life)
Land	$15.1	$14.7
Buildings and improvements (10 to 40 years)	200.6	195.4
Machinery and equipment (3 to 10 years)	665.5	647.9
Computer hardware and software (4 to 10 years)	996.4	948.4
Furniture and fixtures (5 to 10 years)	72.9	71.6
Leasehold improvements	1,466.8	1,349.6
	3,417.3	3,227.6
Less accumulated depreciation and amortization	2,021.9	1,876.9
	$1,395.4	$1,350.7

The cost of assets related to projects in progress of $183.5 million and $178.7 million as of December 31, 2013 and June 30, 2013, respectively, is included in their respective asset categories above.  Depreciation and amortization of property, plant and equipment was $94.0 million and $77.9 million during the three months ended December 31, 2013 and 2012, respectively, and $181.1 million and $153.2 million during the six months ended December 31, 2013 and 2012, respectively.  Depreciation and amortization related to the Company’s manufacturing process is included in Cost of Sales and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Accrued Liabilities

Other accrued liabilities consist of the following:

	December 31	June 30
(In millions)	2013	2013

Advertising, merchandising and sampling	$337.5	$318.6
Employee compensation	345.0	433.3
Payroll and other taxes	192.1	135.7
Accrued income taxes	173.1	81.3
Other	482.2	465.7
	$1,529.9	$1,434.6

Income Taxes

The effective rate for income taxes was 32.4% and 32.0% for the three months ended December 31, 2013 and 2012, respectively.  The increase in the effective income tax rate was principally due to a slightly higher effective tax rate on the Company’s foreign operations.

The effective income tax rate was 31.8% and 32.5% for the six months ended December 31, 2013 and 2012, respectively.  The decrease in the effective income tax rate was principally due to a reduction in income tax reserve adjustments.

As of December 31, 2013 and June 30, 2013, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $60.4 million and $64.0 million, respectively.  The total amount of unrecognized tax benefits at December 31, 2013 that, if recognized, would affect the effective tax rate was $43.3 million.  The total gross interest and penalties accrued related to unrecognized tax benefits during the three and six months ended December 31, 2013 in the accompanying consolidated statements of earnings was $0.1 million and $0.4 million, respectively.  The total gross accrued interest and penalties in the accompanying consolidated balance sheets at December 31, 2013 and June 30, 2013 was $15.7 million and $17.4 million, respectively.  On the basis of the information available as of December 31, 2013, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in a range of $5 million to $10 million within 12 months as a result of projected resolutions of global tax examinations and controversies and a potential lapse of the applicable statutes of limitations.

During the second quarter of fiscal 2014, the Spain Supreme Court notified the Company that its appeal with respect to the disallowance of tax deductions claimed by its Spanish subsidiary for fiscal years 1999 through 2002 was denied.  The denial of the appeal represents the final outcome of the matter, which did not have a material impact on the Company’s consolidated financial statements.  For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

As of December 31, 2013 and June 30, 2013, the Company had current net deferred tax assets of $288.4 million and $296.0 million, respectively, substantially all of which are included in Prepaid expenses and other current assets in the accompanying consolidated balance sheets.  In addition, the Company had noncurrent net deferred tax assets of $52.3 million and $50.3 million as of December 31, 2013 and June 30, 2013, respectively, substantially all of which are included in Other assets in the accompanying consolidated balance sheets.

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

Recently Issued Accounting Standards

In July 2013, the FASB issued authoritative guidance that requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward.  If either (i) an NOL carryforward, a similar tax loss, or tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position or (ii) the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice), an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset.  This guidance becomes effective prospectively for unrecognized tax benefits that exist as of the Company’s fiscal 2015 first quarter, with retrospective application and early adoption permitted.  The Company will apply this new guidance prospectively when it becomes effective, and the adoption of this disclosure-only guidance is not expected to have a significant impact on its consolidated financial statements.

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

NOTE 2 — GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total

Balance as of June 30, 2013
Goodwill	$67.7	$430.4	$54.8	$401.6	$954.5
Accumulated impairments	(32.5)	—	—	(40.5)	(73.0)
	35.2	430.4	54.8	361.1	881.5

Goodwill acquired during the period	—	8.2	—	—	8.2
Translation and other adjustments	0.1	—	—	0.3	0.4
	0.1	8.2	—	0.3	8.6

Balance as of December 31, 2013
Goodwill	68.9	438.6	54.8	401.3	963.6
Accumulated impairments	(33.6)	—	—	(39.9)	(73.5)
	$35.3	$438.6	$54.8	$361.4	$890.1

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other intangible assets consist of the following:

	December 31, 2013			June 30, 2013
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value

Amortizable intangible assets:
Customer lists and other	$267.9	$210.4	$57.5	$268.0	$204.1	$63.9
License agreements	43.0	43.0	—	43.0	43.0	—
	$310.9	$253.4	57.5	$311.0	$247.1	63.9
Non-amortizable intangible assets:
Trademarks and other			105.7			105.7
Total intangible assets			$163.2			$169.6

The aggregate amortization expense related to amortizable intangible assets was $3.1 million for the three months ended December 31, 2013 and 2012, and was $6.3 million and $6.2 million for the six months ended December 31, 2013 and 2012, respectively.  The estimated aggregate amortization expense for the remainder of fiscal 2014 and for each of fiscal 2015 to 2018 is $6.2 million, $12.1 million, $12.0 million, $9.9 million and $8.4 million, respectively.

NOTE 3 — RETURNS AND CHARGES ASSOCIATED WITH RESTRUCTURING ACTIVITIES

During the second quarter of fiscal 2013, the Company closed its multi-faceted costs savings program implemented in February 2009 (the “Program”) and will continue to execute all remaining initiatives through fiscal 2014.  Total cumulative restructuring charges and other costs to implement those initiatives from inception of the Program to date are $318.1 million.  For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Restructuring Charges (Adjustments)

The following table presents restructuring charges (adjustments) related to the Program as follows:

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2013	2012	2013	2012

Employee-related costs	$(3.6)	$13.5	$(3.5)	$13.6
Asset write-offs	—	0.1	—	0.1
Contract terminations	(0.1)	—	1.0	—
Other exit costs	0.2	(0.3)	0.2	(0.1)
Total restructuring charges (adjustments)	$(3.5)	$13.3	$(2.3)	$13.6

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents aggregate restructuring charges (adjustments) related to the Program to date:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Fiscal 2009	$60.9	$4.2	$3.4	$1.8	$70.3
Fiscal 2010	29.3	11.0	2.3	6.2	48.8
Fiscal 2011	34.6	2.4	3.0	1.1	41.1
Fiscal 2012	37.1	1.7	12.6	2.2	53.6
Fiscal 2013	7.7	2.1	1.5	3.3	14.6
Six months ended December 31, 2013	(3.5)	—	1.0	0.2	(2.3)
Charges recorded through December 31, 2013	$166.1	$21.4	$23.8	$14.8	$226.1

The following table presents accrued restructuring charges (adjustments) and the related activities under the Program:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Balance at June 30, 2013	$27.5	$—	$0.2	$0.7	$28.4
Charges (adjustments)	(3.5)	—	1.0	0.2	(2.3)
Cash payments	(10.6)	—	(0.5)	(0.5)	(11.6)
Translation adjustments	0.2	—	0.1	—	0.3
Balance at December 31, 2013	$13.6	$—	$0.8	$0.4	$14.8

Accrued restructuring charges at December 31, 2013 are expected to result in cash expenditures funded from cash provided by operations of approximately $8 million for the remainder of fiscal 2014 and $7 million in fiscal 2015.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value (1)		Balance Sheet Location	Fair Value (1)
(In millions)		December 31 2013	June 30 2013		December 31 2013	June 30 2013
Derivatives Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$11.9	$20.8	Other accrued liabilities	$12.7	$6.4

Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	2.4	0.9	Other accrued liabilities	2.9	2.7

Total Derivatives		$14.3	$21.7		$15.6	$9.1

(1) See Note 5 — Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are presented as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified	Amount of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion) (1)
	Three Months Ended		from AOCI into	Three Months Ended
	December 31		Earnings (Effective	December 31
(In millions)	2013	2012	Portion)	2013	2012

Foreign currency forward contracts	$3.3	$(0.2)	Cost of sales	$1.1	$(0.4)
			Selling, general and administrative	0.3	2.2
Total derivatives	$3.3	$(0.2)		$1.4	$1.8

(1)       The amount of gain recognized in earnings related to the amount excluded from effectiveness testing was $0.7 million and $0.5 million for the three months ended December 31, 2013 and 2012, respectively.  There was no gain (loss) recognized in earnings related to the ineffective portion of the hedging relationships for the three months ended December 31, 2013.  There was a $0.2 million net loss recognized in earnings related to the ineffective portion of the hedging relationships for the three months ended December 31, 2012.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion) (1)
	Six Months Ended December 31			Six Months Ended December 31
(In millions)	2013	2012		2013	2012

Foreign currency forward contracts	$(10.3)	$(13.7)	Cost of sales	$2.5	$(0.5)
			Selling, general and administrative	2.7	4.7
Total derivatives	$(10.3)	$(13.7)		$5.2	$4.2

(1)       The amount of gain recognized in earnings related to the amount excluded from effectiveness testing was $0.6 million and $0.4 million for the six months ended December 31, 2013 and 2012, respectively.  There was a $0.5 million and $0.2 million net loss recognized in earnings related to the ineffective portion of the hedging relationships for the six months ended December 31, 2013 and 2012, respectively.

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
	Location of Gain or (Loss) Recognized in Earnings on	Three Months Ended December 31		Six Months Ended December 31
(In millions)	Derivatives	2013	2012	2013	2012

Foreign currency forward contracts	Selling, general and administrative	$(1.6)	$(2.4)	$1.4	$(0.3)

Foreign Currency Cash-Flow Hedges

The Company enters into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that the Company receives from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  The Company may also enter into foreign currency option contracts to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as foreign currency cash-flow hedges and have varying maturities through the end of March 2016.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology.

The ineffective portion of both foreign currency forward and option contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses in AOCI are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in AOCI are reclassified to current-period earnings.  As of December 31, 2013, the Company’s foreign currency cash-flow hedges were highly effective in all material respects.  The estimated net gain as of December 31, 2013 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $1.5 million.  The accumulated gain on foreign currency cash-flow hedges in AOCI was $1.4 million and $16.9 million as of December 31, 2013 and June 30, 2013, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2013, the Company had foreign currency forward contracts in the amount of $1,922.8 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the British pound ($511.6 million), Euro ($361.6 million), Canadian dollar ($205.4 million), Swiss franc ($132.7 million), Japanese yen ($122.1 million), Australian dollar ($94.4 million) and Hong Kong dollar ($92.9 million).

Credit Risk

As a matter of policy, the Company only enters into derivative contracts with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $14.3 million at December 31, 2013.  To manage this risk, the Company has established strict counterparty credit guidelines that are continually monitored.  Accordingly, management believes risk of loss under these hedging contracts is remote.

Certain of the Company’s derivative financial instruments contain credit-risk-related contingent features.  At December 31, 2013, the Company was in a net asset position for certain derivative contracts that contain such features with two counterparties.  The fair value of collateral required to settle the instruments immediately if a triggering event were to occur is estimated at approximately the fair value of the contracts.  The fair value of those contracts in a net asset position was approximately $1.6 million as of December 31, 2013 and the Company was in compliance with such credit-risk-related contingent features.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$14.3	$—	$14.3
Available-for-sale securities	7.2	—	—	7.2
Total	$7.2	$14.3	$—	$21.5

Liabilities:
Foreign currency forward contracts	$—	$15.6	$—	$15.6

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

Note receivable — During the second quarter of fiscal 2013, the Company amended the agreement related to the August 2007 sale of Rodan + Fields (a brand then owned by the Company) to receive a fixed amount in lieu of future contingent consideration and other rights.  The fair value of the receivable under the amended agreement was determined by discounting the future cash flows using an implied market rate of 6.3%.  This implied market rate reflects the Company’s estimate of interest rates prevailing in the market for notes with comparable remaining maturities, the creditworthiness of the counterparty, and an assessment of the ultimate collectability of the instrument.  The implied market rate is deemed to be an unobservable input and as such the Company’s note receivable is classified within Level 3 of the valuation hierarchy.  An increase or decrease in the risk premium of 100 basis points would not result in a significant change to the fair value of the receivable.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	December 31 2013		June 30 2013
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$1,748.0	$1,748.0	$1,495.7	$1,495.7
Available-for-sale securities	7.2	7.2	6.5	6.5
Note receivable	16.8	16.9	16.8	16.9
Current and long-term debt	1,338.8	1,347.5	1,344.3	1,387.8

Derivatives
Foreign currency forward contracts — asset (liability)	(1.3)	(1.3)	12.6	12.6

NOTE 6 — PENSION AND POST-RETIREMENT BENEFIT PLANS

The Company maintains pension plans covering substantially all of its full-time employees for its U.S. operations and a majority of its international operations.  The Company also maintains post-retirement benefit plans which provide certain medical and dental benefits to eligible employees.  Descriptions of these plans are discussed in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

The components of net periodic benefit cost for the three months ended December 31, 2013 and 2012 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement
(In millions)	2013	2012	2013	2012	2013	2012

Service cost	$7.9	$8.4	$6.2	$6.1	$0.8	$1.1
Interest cost	7.9	6.7	4.8	4.5	2.0	1.9
Expected return on plan assets	(11.7)	(11.3)	(5.2)	(4.9)	(0.5)	(0.5)
Amortization of:
Prior service cost	0.2	0.2	0.7	0.7	0.2	0.2
Actuarial loss	1.8	3.6	2.3	2.4	0.2	1.1
Net periodic benefit cost	$6.1	$7.6	$8.8	$8.8	$2.7	$3.8

The components of net periodic benefit cost for the six months ended December 31, 2013 and 2012 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement
(In millions)	2013	2012	2013	2012	2013	2012

Service cost	$15.8	$16.9	$12.3	$12.0	$1.7	$2.3
Interest cost	15.6	13.4	9.4	9.0	4.0	3.8
Expected return on plan assets	(23.4)	(22.6)	(10.2)	(9.7)	(1.0)	(1.0)
Amortization of:
Prior service cost	0.4	0.3	1.4	1.4	0.4	0.4
Actuarial loss	3.7	7.2	4.5	4.7	0.4	2.2
Settlements and curtailments	—	—	—	0.8	—	—
Net periodic benefit cost	$12.1	$15.2	$17.4	$18.2	$5.5	$7.7

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the six months ended December 31, 2013, the Company made contributions to its international pension plans totaling approximately $8 million.

The amounts recognized in the consolidated balance sheets related to the Company’s pension and post-retirement benefit plans consist of the following:

	December 31	June 30
(In millions)	2013	2013
Other assets	$144.5	$144.0
Other accrued liabilities	(23.2)	(23.1)
Other noncurrent liabilities	(363.7)	(349.2)
Funded status	(242.4)	(228.3)
Accumulated other comprehensive loss	310.4	315.0
Net amount recognized	$68.0	$86.7

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

During the fiscal 2007 fourth quarter, the former owner of the Darphin brand initiated litigation in the Paris Commercial Court against the Company and one of its subsidiaries seeking to recover €60.0 million ($81.9 million at the exchange rate at December 31, 2013) that he claims he was owed as additional consideration for the sale of Darphin to the Company in April 2003.  On December 23, 2011, the Paris Commercial Court issued its judgment, awarding the former owner €22.9 million ($31.2 million at the exchange rate at December 31, 2013) plus interest from 2007.  The Company has filed its appeal with the Paris Court of Appeal and oral arguments for the appeal are scheduled for June 2014.  In accordance with the judgment, in January 2012, the Company paid €25.3 million ($34.5 million at the exchange rate at December 31, 2013) to the former owner and received from him a bank guarantee to assure repayment to the Company of such sum (or any part thereof) in the event that the judgment is reversed by the Paris Court of Appeal.  Based upon its assessment of the case, as well as the advice of external counsel, the Company is maintaining the amount it previously accrued as an amount that it believes will ultimately be paid based on the probable outcome of the appeal.  Such amount is less than the Paris Commercial Court’s award.

NOTE 8 — STOCK-BASED COMPENSATION

The Company has various stock-based compensation programs (the “Plans”) under which awards, including stock options, performance share units (“PSU”), restricted stock units (“RSU”), market share units (“MSU”), performance share units based on total stockholder return, and share units, may be granted.  As of December 31, 2013, approximately 14,827,000 shares of the Company’s Class A Common Stock were reserved and available to be granted pursuant to these Plans.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of stock options, PSUs, RSUs, MSUs, performance share units based on total stockholder return, and share units.  Compensation expense attributable to net stock-based compensation is as follows:

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2013	2012	2013	2012

Compensation expense	$38.6	$34.3	$94.9	$88.8
Income tax benefit	12.8	11.3	31.1	28.9

As of December 31, 2013, the total unrecognized compensation cost related to unvested stock-based awards was $159.0 million and the related weighted-average period over which it is expected to be recognized is approximately 2 years.

Stock Options

The following is a summary of the Company’s stock option programs as of December 31, 2013 and changes during the six months then ended:

(Shares in thousands)	Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1) (in millions)	Weighted- Average Contractual Life Remaining in Years

Outstanding at June 30, 2013	15,071.4	$36.60
Granted at fair value	1,864.1	67.41
Exercised	(1,087.0)	25.92
Expired	(5.2)	25.80
Forfeited	(60.5)	51.72
Outstanding at December 31, 2013	15,782.8	40.92	$543.0	6.9

Vested and expected to vest at December 31, 2013	15,610.8	40.69	$540.6	6.9

Exercisable at December 31, 2013	7,565.2	27.16	$364.3	5.6

(1) The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The following is a summary of the per-share weighted-average grant date fair value of stock options granted and total intrinsic value of stock options exercised:

	Three Months Ended December 31		Six Months Ended December 31
(In millions, except per share data)	2013	2012	2013	2012

Per-share weighted-average grant date fair value of stock options granted	$25.09	$20.84	$23.13	$20.30

Intrinsic value of stock options exercised	$37.3	$38.0	$48.1	$65.3

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended December 31		Six Months Ended December 31
	2013	2012	2013	2012
Weighted-average expected stock-price volatility	33%	34%	33%	34%
Weighted-average expected option life	8 years	8 years	7 years	8 years
Average risk-free interest rate	2.7%	1.4%	2.5%	1.2%
Average dividend yield	1.1%	1.0%	1.1%	1.0%

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

Performance Share Units

During the six months ended December 31, 2013, the Company granted approximately 291,000 PSUs, which will be settled in stock subject to the achievement of the Company’s net sales, diluted net earnings per common share and return on invested capital goals for the three fiscal years ending June 30, 2016, all subject to the continued employment or retirement of the grantees.  PSUs granted in fiscal 2014 are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSU.  In September 2013, approximately 548,800 shares of the Company’s Class A Common Stock were issued and related accrued dividends were paid, relative to the target goals set at the time of issuance, in settlement of approximately 365,900 PSUs that vested as of June 30, 2013.

The following is a summary of the status of the Company’s PSUs as of December 31, 2013 and activity during the six months then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share

Nonvested at June 30, 2013	510.9	$53.73
Granted	291.0	67.38
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2013	801.9	58.68

Restricted Stock Units

The Company granted approximately 1,299,200 RSUs during the six months ended December 31, 2013 which, at the time of grant, were scheduled to vest as follows: 300 in fiscal 2014, 475,100 in fiscal 2015, 487,000 in fiscal 2016, 333,800 in fiscal 2017 and 3,000 in fiscal 2018.  All RSUs are subject to the continued employment or retirement of the grantees.  Certain RSUs granted in fiscal 2014 are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the RSU and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.  Other RSUs granted in fiscal 2014 are not accompanied by dividend equivalent rights and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant less the discounted present value of the dividends expected to be paid on the shares during the vesting period.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the status of the Company’s RSUs as of December 31, 2013 and activity during the six months then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share

Nonvested at June 30, 2013	2,222.8	$52.68
Granted	1,299.2	66.02
Vested	(1,238.4)	49.29
Forfeited	(36.2)	57.58
Nonvested at December 31, 2013	2,247.4	62.17

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

Market Share Unit

As of December 31, 2013, the Company had one outstanding market share unit with a grant date fair value of $10.6 million that was estimated using a lattice model with a Monte Carlo simulation and the following assumptions: contractual life of 41 months (ending June 2014), a weighted-average expected volatility of 29%, a weighted-average risk-free interest rate of 1.6% and a weighted-average dividend yield of 1.0%.  The Company used an expected stock-price volatility assumption that is a combination of both current and historical implied volatilities from options on the underlying stock.  The implied volatilities were obtained from publicly available data sources.  The expected life is equal to the contractual term of the grant.  The average risk-free interest rate is based on the U.S. Treasury strip rates over the contractual term of the grant and the average dividend yield is based on historical experience.

Share Units

The Company grants share units to certain non-employee directors under the Non-Employee Director Share Incentive Plan.  The following is a summary of the status of the Company's share units as of December 31, 2013 and activity during the six months then ended:

		Weighted-Average
		Grant Date
		Fair Value Per
(Shares in thousands)	Shares	Share

Outstanding at June 30, 2013	87.3	$33.27
Granted	10.5	70.68
Dividend equivalents	0.5	72.23
Converted	—	—
Outstanding at December 31, 2013	98.3	37.47

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Units

Certain non-employee directors defer cash compensation in the form of cash payout share units, which are not subject to the Plans.  These share units are classified as liabilities and, as such, their fair value is adjusted to reflect the current market value of the Company’s Class A Common Stock.  The Company recorded $1.3 million and $0.1 million as compensation expense to reflect additional deferrals and the change in the market value for the three months ended December 31, 2013 and 2012, respectively.  The Company recorded $2.3 million and $1.5 million as compensation expense to reflect additional deferrals and the change in the market value for the six months ended December 31, 2013 and 2012, respectively.

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

	Three Months Ended December 31		Six Months Ended December 31
(In millions, except per share data)	2013	2012	2013	2012
Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$432.5	$447.5	$733.2	$747.0

Denominator:
Weighted-average common shares outstanding — Basic	388.3	387.4	388.1	387.6
Effect of dilutive stock options	5.3	5.5	5.1	5.6
Effect of RSUs	1.4	1.0	1.5	1.4
Effect of PSUs based on TSR	0.1	0.4	0.1	0.2
Effect of MSU	0.3	0.4	0.3	0.3
Weighted-average common shares outstanding — Diluted	395.4	394.7	395.1	395.1

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$1.11	$1.16	$1.89	$1.93
Diluted	1.09	1.13	1.86	1.89

As of December 31, 2013 and 2012, outstanding options to purchase 1.9 million and 3.2 million shares, respectively, of Class A Common Stock were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.  As of December 31, 2013 and 2012, 0.8 million and 0.9 million of PSUs, respectively, have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 8 — Stock-Based Compensation.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — EQUITY

	Total Stockholders’ Equity — The Estée Lauder Companies Inc.						Non-
(In millions)	Common Stock	Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total	controlling Interests	Total Equity

Balance at June 30, 2013	$5.6	$2,289.9	$5,364.1	$(157.5)	$(4,215.2)	$3,286.9	$15.0	$3,301.9
Net earnings	—	—	733.2	—	—	733.2	3.8	737.0
Common stock dividends - cash	—	—	(148.2)	—	—	(148.2)	(5.0)	(153.2)
Other comprehensive income	—	—	—	51.2	—	51.2	0.7	51.9
Acquisition of treasury stock	—	—	—	—	(155.0)	(155.0)	—	(155.0)
Stock-based compensation	—	147.4	—	—	(46.9)	100.5	—	100.5
Balance at December 31, 2013	$5.6	$2,437.3	$5,949.1	$(106.3)	$(4,417.1)	$3,868.6	$14.5	$3,883.1

The following is a summary of quarterly cash dividends declared per share on the Company’s Class A and Class B Common Stock during the six months ended December 31, 2013:

Date Declared	Record Date	Payable Date	Amount per Share

August 14, 2013	August 30, 2013	September 16, 2013	$.18
October 30, 2013	November 29, 2013	December 16, 2013	$.20

On February 4, 2014, a quarterly dividend was declared in the amount of $.20 per share on the Company’s Class A and Class B Common Stock.  The dividend is payable in cash on March 17, 2014 to stockholders of record at the close of business on February 28, 2014.

Common Stock

During the six months ended December 31, 2013, the Company purchased approximately 2.9 million shares of its Class A Common Stock for $204.9 million.

During the six months ended December 31, 2013, approximately 0.3 million shares of the Company’s Class B Common Stock were converted into the Company’s Class A Common Stock.

Subsequent to December 31, 2013 and through January 29, 2014, the Company repurchased approximately 1.2 million additional shares of its Class A Common Stock for $83.6 million pursuant to its share repurchase program.

Accumulated Other Comprehensive Income (Loss)

The following table represents changes in AOCI, net of tax, by component for the six months ended December 31, 2013:

(In millions)	Net Unrealized Investment Gain (Loss)	Net Derivative Instrument Gain (Loss)	Amounts Included in Net Periodic Benefit Cost		Translation Adjustments	Total

Balance at June 30, 2013	$0.8	$18.3	$(213.7)		$37.1	$(157.5)
OCI before reclassifications	0.3	(6.6)	(4.8	)(1)	58.0	46.9
Amounts reclassified from AOCI	—	(3.4)	7.7		—	4.3
Net current-period OCI	0.3	(10.0)	2.9		58.0	51.2
Balance at December 31, 2013	$1.1	$8.3	$(210.8)		$95.1	$(106.3)

(1) Includes foreign currency translation losses of $6.2 million.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the effects of reclassification adjustments from AOCI into net earnings for the three and six months ended December 31, 2013:

	Amount Reclassified from AOCI
(In millions)	Three Months Ended December 31, 2013	Six Months Ended December 31, 2013		Affected Line Item in Consolidated Statement of Earnings

Gain (Loss) on Cash-Flow Hedges
Foreign currency forward contracts	$1.1	$2.5		Cost of sales
Foreign currency forward contracts	0.3	2.7		Selling, general and administrative
	1.4	5.2		Earnings before income taxes
Benefit (provision) for deferred taxes	(0.4)	(1.8)		Provision for income taxes
	$1.0	$3.4		Net earnings

Gain (Loss) on Fair-Value Hedges
Settled interest rate-related derivatives	$—	$0.1		Interest expense, net
Benefit (provision) for deferred taxes	(0.1)	(0.1)		Provision for income taxes
	$(0.1)	$—		Net earnings

Amounts Included in Net Periodic Benefit Cost
Amortization of prior service cost	$(1.1)	$(2.2	)(1)
Amortization of actuarial loss	(4.3)	(8.6	)(1)
	(5.4)	(10.8)		Earnings before income taxes
Benefit (provision) for deferred taxes	1.5	3.1		Provision for income taxes
	$(3.9)	$(7.7)		Net earnings
Total reclassification adjustments, net	$(3.0)	$(4.3)		Net earnings

(1) See Note 6 — Pension and Post-Retirement Benefit Plans for additional information.

NOTE 11 — STATEMENT OF CASH FLOWS

Supplemental cash flow information for the six months ended December 31, 2013 and 2012 is as follows:

(In millions)	2013	2012

Cash:
Cash paid during the period for interest	$32.5	$51.7
Cash paid during the period for income taxes	$235.5	$145.5

Non-cash investing and financing activities:
Incremental tax benefit from the exercise of stock options	$(2.9)	$(4.3)
Capital lease obligations incurred	$2.0	$4.1
Accrued dividend distribution to noncontrolling interest	$(5.0)	$(4.2)
Note receivable	$—	$(22.4)

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

The accounting policies for the Company’s reportable segments are substantially the same as those for the consolidated financial statements, as described in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.  The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information is produced for the Chief Executive or included herein.  There has been no significant variance in the total or long-lived asset values associated with the Company’s segment data since June 30, 2013.

 THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2013	2012	2013	2012
PRODUCT CATEGORY DATA
Net Sales:
Skin Care	$1,261.3	$1,279.9	$2,432.3	$2,393.4
Makeup	1,129.1	1,049.3	2,130.1	2,009.7
Fragrance	477.8	458.8	845.2	806.4
Hair Care	135.1	131.9	259.9	245.8
Other	15.3	13.2	26.1	27.3
	3,018.6	2,933.1	5,693.6	5,482.6
Returns associated with restructuring activities	0.1	(0.1)	0.1	(0.1)
Net Sales	$3,018.7	$2,933.0	$5,693.7	$5,482.5

Operating Income (Loss) before total charges associated with restructuring activities:
Skin Care	$338.0	$356.7	$579.6	$615.7
Makeup	248.3	226.5	414.6	387.8
Fragrance	60.5	77.3	97.4	130.7
Hair Care	7.7	10.1	16.1	20.8
Other	(1.7)	(2.9)	(4.2)	(4.9)
	652.8	667.7	1,103.5	1,150.1
Reconciliation:
Total charges associated with restructuring activities	3.5	(14.6)	2.3	(15.0)
Interest expense, net	(12.4)	(13.4)	(25.9)	(29.2)
Interest expense on debt extinguishment	—	—	—	(19.1)
Other income	—	21.3	—	23.1
Earnings before income taxes	$643.9	$661.0	$1,079.9	$1,109.9

GEOGRAPHIC DATA
Net Sales:
The Americas	$1,194.6	$1,140.2	$2,397.0	$2,322.3
Europe, the Middle East & Africa	1,181.0	1,105.3	2,072.2	1,930.2
Asia/Pacific	643.0	687.6	1,224.4	1,230.1
	3,018.6	2,933.1	5,693.6	5,482.6
Returns associated with restructuring activities	0.1	(0.1)	0.1	(0.1)
Net Sales	$3,018.7	$2,933.0	$5,693.7	$5,482.5

Operating Income (Loss):
The Americas	$152.2	$132.1	$308.2	$304.4
Europe, the Middle East & Africa	332.4	324.6	513.2	521.5
Asia/Pacific	168.2	211.0	282.1	324.2
	652.8	667.7	1,103.5	1,150.1
Total charges associated with restructuring activities	3.5	(14.6)	2.3	(15.0)
Operating Income	$656.3	$653.1	$1,105.8	$1,135.1

THE ESTÉE LAUDER COMPANIES INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories which are distributed in over 150 countries and territories.  The following table is a comparative summary of operating results for the three and six months ended December 31, 2013 and 2012, and reflects the basis of presentation described in Note 1 of Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies for all periods presented.  Products and services that do not meet our definition of skin care, makeup, fragrance or hair care have been included in the “other” category.

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2013	2012	2013	2012
NET SALES
By Region:
The Americas	$1,194.6	$1,140.2	$2,397.0	$2,322.3
Europe, the Middle East & Africa	1,181.0	1,105.3	2,072.2	1,930.2
Asia/Pacific	643.0	687.6	1,224.4	1,230.1
	3,018.6	2,933.1	5,693.6	5,482.6
Returns associated with restructuring activities	0.1	(0.1)	0.1	(0.1)
Net Sales	$3,018.7	$2,933.0	$5,693.7	$5,482.5

By Product Category:
Skin Care	$1,261.3	$1,279.9	$2,432.3	$2,393.4
Makeup	1,129.1	1,049.3	2,130.1	2,009.7
Fragrance	477.8	458.8	845.2	806.4
Hair Care	135.1	131.9	259.9	245.8
Other	15.3	13.2	26.1	27.3
	3,018.6	2,933.1	5,693.6	5,482.6
Returns associated with restructuring activities	0.1	(0.1)	0.1	(0.1)
Net Sales	$3,018.7	$2,933.0	$5,693.7	$5,482.5

OPERATING INCOME (LOSS)
By Region:
The Americas	$152.2	$132.1	$308.2	$304.4
Europe, the Middle East & Africa	332.4	324.6	513.2	521.5
Asia/Pacific	168.2	211.0	282.1	324.2
	652.8	667.7	1,103.5	1,150.1
Total charges associated with restructuring activities	3.5	(14.6)	2.3	(15.0)
Operating Income	$656.3	$653.1	$1,105.8	$1,135.1

By Product Category:
Skin Care	$338.0	$356.7	$579.6	$615.7
Makeup	248.3	226.5	414.6	387.8
Fragrance	60.5	77.3	97.4	130.7
Hair Care	7.7	10.1	16.1	20.8
Other	(1.7)	(2.9)	(4.2)	(4.9)
	652.8	667.7	1,103.5	1,150.1
Total charges associated with restructuring activities	3.5	(14.6)	2.3	(15.0)
Operating Income	$656.3	$653.1	$1,105.8	$1,135.1

THE ESTÉE LAUDER COMPANIES INC.

The following table presents certain consolidated earnings data as a percentage of net sales:

	Three Months Ended December 31		Six Months Ended December 31
	2013	2012	2013	2012

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	19.3	19.4	19.8	20.2
Gross profit	80.7	80.6	80.2	79.8

Operating expenses:
Selling, general and administrative	59.1	57.9	60.8	58.9
Restructuring and other charges	(0.1)	0.4	—	0.2
Total operating expenses	59.0	58.3	60.8	59.1

Operating income	21.7	22.3	19.4	20.7
Interest expense, net	0.4	0.5	0.5	0.5
Interest expense on debt extinguishment	—	—	—	0.4
Other income	—	0.7	—	0.4

Earnings before income taxes	21.3	22.5	19.0	20.2
Provision for income taxes	6.9	7.2	6.0	6.6

Net earnings	14.4	15.3	13.0	13.6
Net earnings attributable to noncontrolling interests	(0.1)	—	(0.1)	—

Net earnings attributable to The Estée Lauder Companies Inc.	14.3%	15.3%	12.9%	13.6%

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

THE ESTÉE LAUDER COMPANIES INC.

We have a strong, diverse and highly valuable brand portfolio with global reach and potential, and we plan to continue building upon and leveraging our history of outstanding creativity, innovation and entrepreneurship.  We have succeeded in expanding our distinctive “High-Touch” service model and will continue to look for ways to further evolve it within our channels of distribution and geographic regions.  As an example, we continue to enhance our capabilities to deliver superior retailing experiences, particularly in freestanding retail stores.  We also continue to increase brand awareness and sales by expanding our efforts to evolve our online strategy into a multi-pronged digital strategy encompassing e-commerce and m-commerce, as well as digital and social media.  We are leveraging our regional organization in an effort to assure that we are locally relevant with our products, services, marketing and visual merchandising.

As part of our strategy, we are continuing to position ourselves to capitalize on opportunities in the fastest-growing areas in prestige beauty.  Skin care, our most profitable product category, continues to be a strategic priority for our innovation and investment spending, particularly in the Asia/Pacific region and with product launches such as Advanced Night Repair Synchronized Recovery Complex II from Estée Lauder and Dramatically Different Moisturizing Lotion + from Clinique.  We are also focusing our attention on luxury consumers across all product categories and have seen continued strength in the net sales of many of our higher-end prestige products.  We will also continue to build our makeup product category through the introduction of new product offerings and our fragrance category through new launches and innovation, such as Estée Lauder Modern Muse and new fragrances from Michael Kors.  In addition, we are expanding our hair care brands both in salons and in other retail channels.

We are strengthening our geographic presence by seeking share growth in large, image-building cities within core markets such as the United States, the United Kingdom, France, Italy and Japan.  In addition, we continue to prioritize efforts to expand our presence and accelerate share growth in emerging markets such as China, the Middle East, Eastern Europe and Brazil and focus on consumers who purchase in the travel retail channel, in stores at their travel destinations or when they return to their home market.  We also continue to expand our digital presence which has resulted in growth in the net sales of our products sold online.  In North America, the programs we implemented to drive profitable growth in our traditional department store channel have resonated with consumers, delivering solid retail sales growth during the holiday selling season.  At the same time, we are also expanding our presence in other channels, such as specialty multi-brand retailers, freestanding retail stores and online.  Internationally, we continue to take actions to grow in European perfumeries and pharmacies and in department stores, particularly in Asia and the United Kingdom.  In addition, we are emphasizing our skin care and makeup initiatives to boost our travel retail business and continuing efforts to grow our freestanding retail store, online, specialty multi-brand retailer and prestige salon businesses.  The travel retail business continues to be an important source of sales growth and profitability.  Our business in this channel has benefited from the implementation of programs we designed to target consumers in distinct travel corridors, enhance consumers’ “High-Touch” experiences and convert travelers into purchasers.

During the remainder of fiscal 2014, we plan to continue building on our strengths and our heritage of innovation to bring unique and high-performance products with long-term appeal and enduring quality to our consumers.  We expect our strategy will enable us to continue to succeed in high growth channels, benefit from regional opportunities, focus on emerging market consumers and enhance our local relevance.  We plan on continuing to bring highly innovative products to consumers and elevating our personalized “High-Touch” philosophy through customization with key retailers, expansion in freestanding retail stores and extending it to fast-growing digital platforms.  We remain dedicated to investing in select areas to improve our capabilities or develop new ones.  Our main focuses continue to be digital capabilities, research and development, product innovation, consumer insight and local relevance.

While our overall business is performing well, we are seeing continued weakness in certain European countries and Korea due to challenging economic environments.  Despite improving results in Korea, we continue to see competitive pressures there in prestige beauty.  Elsewhere, we are cautious of an uncertain retail environment in the United States in the short term, unfavorable currencies in certain emerging countries, and a slowing of the near-term growth trend in China and Hong Kong.  We are also seeing an adverse impact of recent Chinese government actions on the travel and spending of Chinese consumers, which are affecting our travel retail business.

THE ESTÉE LAUDER COMPANIES INC.

Our Venezuelan subsidiary has been operating in a highly inflationary economy since January 2010.  Ongoing macroeconomic uncertainties in Venezuela have resulted in stringent controls on foreign currency exchange, as well as a devaluation of its currency, the bolivar fuerte (“VEF”), in February 2013, which did not have a significant impact on our consolidated net sales or operating income.  On January 23, 2014, in an effort to control inflation, pricing and product shortages, the Venezuelan government imposed a cap on profit margins.  We are currently evaluating the impact of this law which, along with further controls on foreign currency exchange or other actions by the Venezuelan government, including a devaluation, could have a negative effect on our local business.  While we derived less than 1% of our consolidated net sales and approximately 2% of our consolidated operating income from our business in Venezuela for the six months ended December 31, 2013, as a matter of sensitivity, a hypothetical further VEF devaluation of approximately 45% would result in a remeasurement loss of approximately $20 million, after tax, based on our VEF-denominated net assets as of December 31, 2013.

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

We plan to continue to invest in the significant modernization of our global information systems, which includes the Strategic Modernization Initiative (“SMI”) as well as other initiatives.  We expect these initiatives should, over time, provide for overall profitability improvements by enhancing gross margin and supporting efficiencies in select operating expenses, which should enable us to strategically reinvest our savings in activities that will support our future growth.

As a result of our January 2013 SMI rollout, approximately $94 million of accelerated orders were recorded as net sales in the fiscal 2013 second quarter that likely would have occurred in the fiscal 2013 third quarter.  The impact on net sales and operating results by product category and geographic region is as follows:

	Three and Six Months Ended December 31, 2012
(In millions)	Net Sales	Operating Results
Product Category:
Skin Care	$48	$40
Makeup	32	26
Fragrance	10	9
Hair Care	4	3
Other	0	0
Total	$94	$78

Region:
The Americas	$29	$23
Europe, the Middle East & Africa	15	12
Asia/Pacific	50	43
Total	$94	$78

These actions created a difficult comparison between the fiscal 2014 second quarter and the fiscal 2013 second quarter of approximately $94 million in net sales and approximately $78 million in operating results and impacted our operating margin comparisons.  We believe the presentation of certain quarter and year-to-date comparative information in the following discussions that exclude the impact of the timing of these orders is useful in analyzing the net sales and operating results of our business.

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

THE ESTÉE LAUDER COMPANIES INC.

Returns and Charges Associated with Restructuring Activities

During the second quarter of fiscal 2013, we closed our multi-faceted cost savings program implemented in February 2009 (the “Program”) and we will continue to execute all remaining initiatives through fiscal 2014.  Total cumulative restructuring charges and other costs to implement those initiatives from inception of the Program to date are $318.1 million.  For further information, refer to the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Restructuring Charges (Adjustments)

The following table presents restructuring charges (adjustments) related to the Program:

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2013	2012	2013	2012

Employee-related costs	$(3.6)	$13.5	$(3.5)	$13.6
Asset write-offs	—	0.1	—	0.1
Contract terminations	(0.1)	—	1.0	—
Other exit costs	0.2	(0.3)	0.2	(0.1)
Total restructuring charges (adjustments)	$(3.5)	$13.3	$(2.3)	$13.6

The following table presents aggregate restructuring charges (adjustments) related to the Program to date:

(In millions)	Employee-Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Fiscal 2009	$60.9	$4.2	$3.4	$1.8	$70.3
Fiscal 2010	29.3	11.0	2.3	6.2	48.8
Fiscal 2011	34.6	2.4	3.0	1.1	41.1
Fiscal 2012	37.1	1.7	12.6	2.2	53.6
Fiscal 2013	7.7	2.1	1.5	3.3	14.6
Six months ended December 31, 2013	(3.5)	—	1.0	0.2	(2.3)
Charges recorded through December 31, 2013	$166.1	$21.4	$23.8	$14.8	$226.1

The following table presents accrued restructuring charges (adjustments) and the related activities under the Program:

(In millions)	Employee-Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Balance at June 30, 2013	$27.5	$—	$0.2	$0.7	$28.4
Charges (adjustments)	(3.5)	—	1.0	0.2	(2.3)
Cash payments	(10.6)	—	(0.5)	(0.5)	(11.6)
Translation adjustments	0.2	—	0.1	—	0.3
Balance at December 31, 2013	$13.6	$—	$0.8	$0.4	$14.8

Accrued restructuring charges at December 31, 2013 are expected to result in cash expenditures funded from cash provided by operations of approximately $8 million for the remainder of fiscal 2014 and $7 million in fiscal 2015.

THE ESTÉE LAUDER COMPANIES INC.

Second Quarter Fiscal 2014 as Compared with Second Quarter Fiscal 2013

NET SALES

Net sales increased 3%, or $85.7 million, to $3,018.7 million, primarily reflecting growth in our makeup, fragrance and hair care product categories, partially offset by lower net sales in skin care.  Geographically, net sales growth was led by Europe, the Middle East and Africa and the Americas, partially offset by lower net sales in Asia/Pacific.  Excluding the impact of foreign currency translation, net sales increased 4%.

In advance of our January 2013 implementation of SMI at certain of our locations and to provide adequate safety stock to mitigate any potential short-term business interruption associated with the rollout, certain of our retailers accelerated their orders during the prior-year second quarter.  Those additional orders, which totaled approximately $94 million, likely would have occurred in our fiscal 2013 third quarter and created a difficult comparison to the prior-year period.  Excluding the impact of the accelerated orders, reported net sales would have increased 6% overall, with growth in all of our product categories and geographic regions.

Product Categories

The overall change in net sales in each product category was negatively impacted by the accelerated orders in the prior-year period from certain of our retailers due to our implementation of SMI as follows: skin care, approximately $48 million; makeup, approximately $32 million; fragrance, approximately $10 million; and hair care, approximately $4 million.

Skin Care

Net sales of skin care products decreased 1%, or $18.6 million, to $1,261.3 million.  The recent launches of Advanced Night Repair Synchronized Recovery Complex II from Estée Lauder and Dramatically Different Moisturizing Lotion + from Clinique contributed approximately $140 million of incremental sales, combined.  These launches resulted in lower sales of certain existing Advanced Night Repair products from Estée Lauder and Dramatically Different Moisturizing Lotion from Clinique of approximately $140 million, combined.  Also contributing to the decrease were lower sales of Perfectionist CP+R Serum from Estée Lauder and Even Better Eyes Dark Circle Corrector from Clinique, both of which were new launches in the prior-year period, of approximately $23 million, combined.  Excluding the impact of foreign currency translation, skin care net sales decreased less than 1%.  The lower sales were partially due to the accelerated orders, as previously discussed.  Excluding the impact of the accelerated orders, reported net sales in skin care would have increased 2%.

Makeup

Makeup net sales increased 8%, or $79.8 million, to $1,129.1 million, primarily reflecting higher net sales from our makeup artist brands, certain product offerings from Estée Lauder and the recent launch of All About Shadow from Clinique of approximately $86 million, combined.  Sales from our makeup artist brands benefited from new product offerings, as well as expanded distribution in line with our retail store strategy.  Partially offsetting these increases were lower sales of Even Better Makeup SPF 15 and Chubby Stick Moisturizing Lip Colour Balm from Clinique of approximately $5 million, combined.  The impact of foreign currency translation on makeup net sales was de minimis.  Excluding the impact of the accelerated orders, reported net sales in makeup would have increased 11%.

Fragrance

Net sales of fragrance products increased 4%, or $19.0 million, to $477.8 million, primarily reflecting our strategy to build on our fragrance category, including the recent launches of Estée Lauder Modern Muse and Michael Kors Sexy Amber, which contributed approximately $37 million to the category, combined.  Higher sales of Jo Malone and Tom Ford fragrances also contributed approximately $24 million to the increase.  These increases were partially offset by lower sales of Tommy Hilfiger Freedom Men and Coach Love, both of which were launched in the prior-year period, as well as Estée Lauder pleasures of approximately $11 million, combined.  The remaining $31 million decrease in net sales is primarily due to lower sales of certain fragrances from our heritage brands.  The impact of foreign currency translation on fragrance net sales was de minimis.  Excluding the impact of the accelerated orders, reported net sales in fragrance would have increased 7%.

THE ESTÉE LAUDER COMPANIES INC.

Hair Care

Hair care net sales increased 2%, or $3.2 million, to $135.1 million, primarily reflecting the continued success and growth of the Invati line of products and launch of Dry Remedy Daily Moisturizing Oil from Aveda which contributed approximately $5 million, combined, to the increase.  The category also benefited from sales generated from expanded global distribution of Aveda products to salons and Bumble and bumble products to specialty multi-brand retailers.  Partially offsetting these increases were lower sales of Ojon and Bumble and bumble brand products of approximately $2 million, combined.  The decrease in Ojon net sales was primarily due to the exit of that business from the direct response television channel.  The lower Bumble and bumble net sales were primarily due to a decrease in sales at salons.  Excluding the impact of foreign currency translation, hair care net sales increased 3%.  Excluding the impact of the accelerated orders, reported net sales in hair care would have increased 5%.

Geographic Regions

The overall change in net sales in each geographic region was negatively impacted as a result of the accelerated orders in the prior-year period from certain of our retailers due to our implementation of SMI as follows: Americas, approximately $29 million; Europe, the Middle East & Africa, approximately $15 million; and Asia/Pacific, approximately $50 million.

Net sales in the Americas increased 5%, or $54.4 million, to $1,194.6 million.  Net sales in the United States increased approximately $40 million, primarily due to higher sales from certain of our makeup artist and luxury brands, partially offset by lower net sales from certain of our heritage brands.  Net sales in Latin America increased approximately $18 million, led by Venezuela and Chile.  The net sales increase in Venezuela was primarily due to price increases as a result of rising inflation.  We continue to be cautious regarding the potential impact of margin controls and other restrictions in Venezuela, as previously discussed.  Net sales in Canada decreased approximately $3 million primarily due to lower sales from certain of our heritage brands.  Excluding the impact of foreign currency translation, the Americas net sales increased 6%.  Excluding the impact of the accelerated orders, reported net sales in the Americas would have increased 8%.

In Europe, the Middle East & Africa, net sales increased 7%, or $75.7 million, to $1,181.0 million, primarily reflecting higher sales from our travel retail business, the United Kingdom and Russia of approximately $77 million, combined.  The net sales increase in our travel retail business primarily reflected a stronger retail environment for our products, an increase in global airline passenger traffic and expanded distribution.  This was despite a recent slowdown at retail, in part, due to an adverse impact of recent Chinese government actions on the travel and spending of Chinese consumers.  The higher sales in the United Kingdom were primarily driven by our makeup artist and luxury brands.  Higher sales in Russia were primarily driven by certain of our makeup artist and heritage brands and reflect an uneven ordering pattern from a certain retailer.  These increases were partially offset by lower net sales in Switzerland and Nordic of approximately $11 million, combined, primarily driven by the accelerated orders in the prior-year period.  Excluding the impact of foreign currency translation, Europe, the Middle East & Africa net sales increased 6%.  Excluding the impact of the accelerated orders, reported net sales in Europe, the Middle East & Africa would have increased 8%.

Net sales in Asia/Pacific decreased 6%, or $44.6 million, to $643.0 million, primarily reflecting lower net sales in Japan and China of approximately $37 million, combined.  The decline in Japan was driven by the weakening of the Japanese yen.  The decrease in China was driven by the accelerated orders in the prior-year period.  As previously discussed, we remain cautious about the near-term growth trend in China.  These decreases were partially offset by higher net sales in Hong Kong and the Philippines of approximately $4 million, combined.  Excluding the impact of foreign currency translation, Asia/Pacific net sales decreased 3%.  Excluding the impact of the accelerated orders, reported Asia/Pacific net sales would have increased 1%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

THE ESTÉE LAUDER COMPANIES INC.

COST OF SALES

Cost of sales as a percentage of total net sales decreased to 19.3% as compared with 19.4% in the prior-year period.  This improvement reflected strategic changes in pricing and the mix of our business of approximately 30 basis points, combined.  These improvements were partially offset by unfavorable manufacturing variances of approximately 10 basis points.

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

OPERATING EXPENSES

Operating expenses as a percentage of net sales increased to 59.0% as compared with 58.3% in the prior-year period and reflects the impact on our net sales from the accelerated orders in the prior-year period.  This increase primarily reflected an adjustment made in the prior-year period related to the overstatement of accounts payable balances of approximately 50 basis points and unfavorable changes in foreign exchange transactions of approximately 30 basis points.  The increase also reflected higher planned spending on advertising, merchandising and sampling to support our major launches, as well as higher stock-based compensation expense of approximately 20 basis points each.  Also contributing to the increase were higher selling and shipping costs of approximately 10 basis points.  Partially offsetting these increases were lower charges associated with restructuring activities of approximately 60 basis points and a decrease in general and administrative expenses as a percentage of net sales of approximately 10 basis points.  Excluding the impact of the accelerated orders in the prior-year period, operating expenses as a percentage of net sales would have decreased 130 basis points.

Changes in advertising, merchandising and sampling spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

OPERATING RESULTS

Operating income increased less than 1%, or $3.2 million, to $656.3 million.  Operating margin declined to 21.7% of net sales as compared with 22.3% in the prior-year period, which reflected our increase in investment spending in line with our strategy, partially offset by our higher gross margin.  The overall operating results were negatively impacted by approximately $78 million related to the accelerated orders in the prior-year period from certain of our retailers.  The following discussions of Operating Results by Product Categories and Geographic Regions exclude the impact of total charges (adjustments) associated with restructuring activities of $(3.5) million, or less than 1% of net sales, for the three months ended December 31, 2013 and $14.6 million, or less than 1% of net sales, for the three months ended December 31, 2012.  We believe the following analysis of operating results better reflects the manner in which we conduct and view our business.  Excluding the impact of the accelerated orders in the prior-year period and returns and charges (adjustments) associated with restructuring activities, operating income would have increased 11% and operating margin would have improved 80 basis points.

Product Categories

The overall change in operating results in each product category was negatively impacted as a result of the accelerated orders in the prior-year period from certain of our retailers due to our implementation of SMI as follows: skin care, approximately $40 million; makeup, approximately $26 million; fragrance, approximately $9 million; and hair care, approximately $3 million.

Skin care operating income decreased 5%, or $18.7 million, to $338.0 million, primarily reflecting lower results from certain of our heritage brands, due in part to increased investment spending behind recent product launches.  Makeup operating income increased 10%, or $21.8 million, to $248.3 million, primarily reflecting improved results from M•A•C attributable to a growth in net sales.  Fragrance operating income decreased 22%, or $16.8 million, to $60.5 million, primarily reflecting higher investment spending behind recent major launches.  Hair care operating results decreased 24%, or $2.4 million, to $7.7 million, primarily reflecting additional investments related to expanded distribution and an increase in spending behind the Invati line of products from Aveda.  Excluding the impact of the accelerated orders, skin care, makeup, fragrance and hair care operating results would have increased (decreased) 7%, 24%, (12)% and 8%, respectively.

THE ESTÉE LAUDER COMPANIES INC.

Geographic Regions

The overall change in operating results in each geographic region was negatively impacted as a result of the accelerated orders in the prior-year period from certain of our retailers due to our implementation of SMI as follows: Americas, approximately $23 million; Europe, the Middle East & Africa, approximately $12 million; and Asia/Pacific, approximately $43 million.

Operating income in the Americas increased 15%, or $20.1 million, to $152.2 million, primarily reflecting the increase in net sales, as previously discussed, as well as a more measured approach to spending.  Partially offsetting these higher results were an increase in investment spending to support our major launches in the region, which is in line with our strategy, as well as the impact of an adjustment made in the prior-year period related to the overstatement of accounts payable balances.  Excluding the impact of the accelerated orders, operating income in the Americas would have increased 40%.

In Europe, the Middle East & Africa, operating income increased 2%, or $7.8 million, to $332.4 million.  Higher results from the United Kingdom, Russia, our travel retail business, Iberia and the Balkans totaled approximately $16 million, combined.  These improvements were partially offset by lower operating results in Switzerland and Italy of approximately $10 million, combined.  Excluding the impact of the accelerated orders, operating income in Europe, the Middle East & Africa would have increased 6%.

In Asia/Pacific, operating income decreased 20%, or $42.8 million, to $168.2 million.  Lower results in China, Hong Kong and Japan totaled approximately $44 million, combined.  These lower results were partially offset by higher operating results of approximately $9 million in Korea and Australia, combined.  The higher operating results in Korea were primarily due to lower investment spending.  Excluding the impact of the accelerated orders, operating income in Asia/Pacific was relatively flat.

INTEREST EXPENSE, NET

Net interest expense decreased to $12.4 million as compared with $13.4 million in the prior-year period, primarily due to higher interest income.

OTHER INCOME

We recognized $21.3 million as other income for the three months ended December 31, 2012, reflecting the amended agreement related to the August 2007 sale of Rodan + Fields (a brand then owned by us).

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

The effective rate for income taxes was 32.4% for the three months ended December 31, 2013 as compared with 32.0% in the prior-year period.  The increase in the effective income tax rate of 40 basis points was principally due to a slightly higher effective tax rate on the Company’s foreign operations.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

Net earnings attributable to The Estée Lauder Companies Inc. as compared with the prior-year period decreased 3%, or $15.0 million, to $432.5 million and diluted net earnings per common share decreased 4% from $1.13 to $1.09.

THE ESTÉE LAUDER COMPANIES INC.

Six Months Fiscal 2014 as Compared with Six Months Fiscal 2013

NET SALES

Net sales increased 4%, or $211.2 million, to $5,693.7 million, primarily reflecting growth in each of our major product categories.  Geographically, net sales growth was led by Europe, the Middle East and Africa and the Americas, partially offset by lower net sales in Asia/Pacific.  Excluding the impact of foreign currency translation, net sales increased 5%.

In advance of our January 2013 implementation of SMI at certain of our locations and to provide adequate safety stock to mitigate any potential short-term business interruption associated with the rollout, certain of our retailers accelerated their orders during the prior-year second quarter.  Those additional orders, which totaled approximately $94 million, likely would have occurred in our fiscal 2013 third quarter and created a difficult comparison to the prior-year period.  Excluding the impact of the accelerated orders, reported net sales would have increased 6% overall, with growth in all of our major product categories and geographic regions.

Product Categories

The overall change in net sales in each product category was negatively impacted as a result of the accelerated orders in the prior-year period from certain of our retailers due to our implementation of SMI as follows: skin care, approximately $48 million; makeup, approximately $32 million; fragrance, approximately $10 million; and hair care, approximately $4 million.

Skin Care

Net sales of skin care products increased 2%, or $38.9 million, to $2,432.3 million.  The recent launches of Advanced Night Repair Synchronized Recovery Complex II from Estée Lauder and Dramatically Different Moisturizing Lotion + and reformulated Repairwear Laser Focus from Clinique, as well as higher sales from the Nutritious Vita-Mineral line of products from Estée Lauder contributed approximately $400 million, combined, to the increase.  The recent launches resulted in lower sales of certain existing Advanced Night Repair products from Estée Lauder and Dramatically Different Moisturizing Lotion and Repairwear Laser Focus from Clinique of approximately $283 million, combined.  Also partially offsetting the net sales increase were lower sales of Perfectionist CP+R Serum from Estée Lauder and Even Better Eyes Dark Circle Corrector from Clinique, both of which were new launches in the prior-year period, of approximately $65 million, combined.  Excluding the impact of foreign currency translation, skin care net sales increased 3%.  Excluding the impact of the accelerated orders, reported net sales in skin care would have increased 4%.

Makeup

Makeup net sales increased 6%, or $120.4 million, to $2,130.1 million, primarily reflecting higher net sales from our makeup artist brands and the recent launch of All About Shadow from Clinique of approximately $140 million, combined.  Partially offsetting these increases were lower sales of Chubby Stick Moisturizing Lip Colour Balm from Clinique, as well as Pore Refining Solutions Makeup from Clinique and Pure Color Vivid Shine Lipstick from Estée Lauder, both of which were launched in the prior-year period, of approximately $26 million, combined.  Excluding the impact of foreign currency translation, makeup net sales increased 7%.  Excluding the impact of the accelerated orders, reported net sales in makeup would have increased 8%.

Fragrance

Net sales of fragrance products increased 5%, or $38.8 million, to $845.2 million, primarily reflecting the recent launch of Estée Lauder Modern Muse and higher sales of Jo Malone and Tom Ford fragrances of approximately $86 million, combined.  These increases were partially offset by lower sales of DKNY Be Delicious So Intense, which anniversaried its prior-year period launch, as well as lower sales of Estée Lauder pleasures, Donna Karan Cashmere Mist, Estée Lauder Beautiful and DKNY Be Delicious Women of approximately $30 million, combined.  The impact of foreign currency translation on fragrance net sales was de minimis.  Excluding the impact of the accelerated orders, reported net sales in fragrance would have increased 6%.

THE ESTÉE LAUDER COMPANIES INC.

Hair Care

Hair care net sales increased 6%, or $14.1 million, to $259.9 million, primarily reflecting the continued success and growth of the Invati line of products and the launch of Dry Remedy Daily Moisturizing Oil from Aveda, which contributed approximately $13 million, combined to the increase.  The category also benefited from sales generated from expanded global distribution of Aveda products to salons and Bumble and bumble products to specialty multi-brand retailers.  Partially offsetting these increases were lower sales of Ojon and Bumble and bumble brand products of approximately $4 million.  The decrease in Ojon net sales was primarily due to the exit of that business from the direct response television channel.  The lower Bumble and bumble net sales were primarily due to a decrease in sales at salons.  Excluding the impact of foreign currency translation, hair care net sales increased 7%.  Excluding the impact of the accelerated orders, reported net sales in hair care would have increased 7%.

Geographic Regions

The overall change in net sales in each geographic region was negatively impacted as a result of the accelerated orders in the prior-year period from certain of our retailers due to our implementation of SMI, as follows: Americas, approximately $29 million; Europe, the Middle East & Africa, approximately $15 million; and Asia/Pacific, approximately $50 million.

Net sales in the Americas increased 3%, or $74.7 million, to $2,397.0 million.  Net sales in the United States increased approximately $49 million, primarily due to higher sales from certain of our makeup artist, luxury and hair care brands, and designer fragrances, partially offset by lower net sales from certain of our heritage brands.  Net sales in Latin America increased approximately $27 million, led by Venezuela and Brazil.  The net sales increase in Venezuela was primarily due to price increases as a result of rising inflation.  We continue to be cautious regarding the potential impact of margin controls and other restrictions in Venezuela, as previously discussed.  Net sales in Canada decreased approximately $1 million.  Excluding the impact of foreign currency translation, the Americas net sales increased 4%.  Excluding the impact of the accelerated orders, reported net sales in the Americas would have increased 5%.

In Europe, the Middle East & Africa, net sales increased 7%, or $142.0 million, to $2,072.2 million, primarily reflecting higher sales from our travel retail business, the United Kingdom, Russia and Germany of approximately $129 million, combined.  The net sales increase in our travel retail business primarily reflected a stronger retail environment for our products, the success of new launch initiatives, an increase in global airline passenger traffic and expanded distribution.  Higher sales in the United Kingdom and Germany were primarily driven by certain of our makeup artist and luxury brands.  Higher sales in Russia were primarily driven by certain of our makeup artist and heritage brands and reflect, to a lesser extent, an uneven ordering pattern from a certain retailer.  These increases were partially offset by lower net sales in Switzerland and South Africa of approximately $9 million, combined.  Excluding the impact of foreign currency translation, Europe, the Middle East & Africa net sales increased 6%.  Excluding the impact of the accelerated orders, reported net sales in Europe, the Middle East & Africa would have increased 8%.

Net sales in Asia/Pacific decreased less than 1%, or $5.7 million, to $1,224.4 million, primarily reflecting lower net sales in Japan, Australia and Taiwan of approximately $47 million, combined.  The declines in Japan and Australia were driven by the weakening of their respective currencies.  The decrease in Taiwan was driven by the accelerated orders in the prior-year period.  These decreases were partially offset by net sales growth in China, Hong Kong and Singapore of approximately $42 million, combined.  The net sales growth in China was primarily due to expanded distribution.  Higher net sales in Hong Kong were primarily driven by certain of our heritage and makeup artist brands.  Net sales growth in Singapore was primarily due to our heritage and luxury brands.  Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 3%.  Excluding the impact of the accelerated orders, reported net sales in Asia/Pacific would have increased 4%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

THE ESTÉE LAUDER COMPANIES INC.

COST OF SALES

Cost of sales as a percentage of total net sales decreased to 19.8% as compared with 20.2% in the prior-year period.  This improvement reflected strategic changes in the mix of our business and pricing of approximately 40 basis points, combined.  Also contributing to the improvement was a decrease in obsolescence charges and a favorable comparison to the prior-year period which included a provision for foreign transactional taxes, of approximately 30 basis points, combined.  These improvements were partially offset by unfavorable manufacturing variances of approximately 20 basis points.

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

OPERATING EXPENSES

Operating expenses as a percentage of net sales increased to 60.8% as compared with 59.1% in the prior-year period and reflects the impact on our net sales from the accelerated orders in the prior-year period.  This increase primarily reflected higher spending on advertising, merchandising and sampling in line with our strategy and in support of our major launches of approximately 90 basis points.  The increase also reflected the impact of an adjustment made in the prior-year period related to the overstatement of accounts payable balances of approximately 40 basis points and higher general and administrative costs of approximately 20 basis points.  Also contributing to the increase were unfavorable changes in foreign exchange transactions of approximately 20 basis points and higher costs related to selling and shipping, and stock-based compensation of approximately 10 basis points each.  Partially offsetting these changes were lower charges associated with restructuring activities of approximately 20 basis points.  Excluding the impact of the accelerated orders in the prior-year period, operating expenses as a percentage of net sales would have increased 70 basis points.

Changes in advertising, merchandising and sampling spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

OPERATING RESULTS

Operating income decreased 3%, or $29.3 million, to $1,105.8 million.  Operating margin declined to 19.4% of net sales as compared with 20.7% in the prior-year period, which reflected our increase in investment spending in line with our strategy, partially offset by our higher gross margin.  The overall operating results were negatively impacted by approximately $78 million related to the accelerated orders in the prior-year period from certain of our retailers.  The following discussions of Operating Results by Product Categories and Geographic Regions exclude the impact of total charges (adjustments) associated with restructuring activities of $(2.3) million, or less than 1% of net sales, for the six months ended December 31, 2013 and $15.0 million, or less than 1% of net sales, for the six months ended December 31, 2012.  We believe the following analysis of operating results better reflects the manner in which we conduct and view our business.  Excluding the impact of the accelerated orders in the prior-year period and returns and charges (adjustments) associated with restructuring activities, operating income would have increased 3% and operating margin would have declined 50 basis points.

Product Categories

The overall change in operating results in each product category was negatively impacted as a result of the accelerated orders in the prior-year period from certain of our retailers due to our implementation of SMI as follows: skin care, approximately $40 million; makeup, approximately $26 million; fragrance, approximately $9 million; and hair care, approximately $3 million.

Skin care operating income decreased 6%, or $36.1 million, to $579.6 million, primarily reflecting lower results from certain of our heritage brands, due to an increase in investment spending for recent major launches in line with our strategy, partially offset by higher results from La Mer.  Makeup operating income increased 7%, or $26.8 million, to $414.6 million, primarily reflecting improved results from M•A•C, partially offset by lower results from certain of our heritage brands.  Fragrance operating income decreased 25%, or $33.3 million, to $97.4 million, primarily reflecting higher investment spending behind recent major launches, partially offset by higher results from our luxury brands.  Hair care operating results decreased 23%, or $4.7 million, to $16.1 million, primarily reflecting lower results from Ojon.  Excluding the impact of the accelerated orders, skin care, makeup, fragrance and hair care operating results would have increased (decreased) 1%, 15%, (20)% and (10)%, respectively.

THE ESTÉE LAUDER COMPANIES INC.

Geographic Regions

The overall change in operating results in each geographic region was negatively impacted as a result of the accelerated orders in the prior-year period from certain of our retailers due to our implementation of SMI as follows: Americas, approximately $23 million; Europe, the Middle East & Africa, approximately $12 million; and Asia/Pacific, approximately $43 million.

Operating income in the Americas increased 1%, or $3.8 million, to $308.2 million, primarily reflecting the increase in net sales, as previously discussed, as well as a more measured approach to spending.  Partially offsetting these higher results was an increase in investment spending predominantly in the first quarter of fiscal 2014 to support our launches, in line with our strategy, as well as an adjustment made in the prior-year period related to the overstatement of accounts payable balances.  Excluding the impact of the accelerated orders, operating income in the Americas would have increased 10%.

In Europe, the Middle East & Africa, operating income decreased 2%, or $8.3 million, to $513.2 million.  Higher results in the Balkans, Russia and Iberia totaled approximately $7 million, combined.  These improvements were more than offset by lower operating results in the Middle East and Italy of approximately $16 million.  Excluding the impact of the accelerated orders, operating income in Europe, the Middle East & Africa would have increased less than 1%.

In Asia/Pacific, operating income decreased 13%, or $42.1 million, to $282.1 million.  Higher results in Korea and Australia totaled approximately $9 million, combined.  The higher operating results in Korea were due to lower investment spending.  These higher results were more than offset by lower operating results of approximately $43 million in China, Japan and Hong Kong, combined.  Excluding the impact of the accelerated orders, operating income in Asia/Pacific would have increased less than 1%.

INTEREST EXPENSE, NET

Net interest expense was $25.9 million as compared with $29.2 million in the prior-year period.  Interest expense decreased primarily due to the refinancing of debt at lower rates during fiscal 2013.

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

OTHER INCOME

We recognized $23.1 million as other income for the six months ended December 31, 2012, primarily reflecting the amended agreement related to the August 2007 sale of Rodan + Fields (a brand then owned by us).

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

The effective income tax rate was 31.8% and 32.5% for the six months ended December 31, 2013 and 2012, respectively.  The decrease in the effective income tax rate of 70 basis points was principally due to a reduction in income tax reserve adjustments.

THE ESTÉE LAUDER COMPANIES INC.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

Net earnings attributable to The Estée Lauder Companies Inc. as compared with the prior-year period decreased 2%, or $13.8 million, to $733.2 million and diluted net earnings per common share decreased 2% from $1.89 to $1.86.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad.  At December 31, 2013, we had cash and cash equivalents of $1,748.0 million compared with $1,495.7 million at June 30, 2013.  Our cash and cash equivalents are maintained at a number of financial institutions.  As of December 31, 2013, 1% of the total balance was insured by governmental agencies.  To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength and perform ongoing evaluations of these institutions to limit our concentration risk exposure.

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

Based on past performance and current expectations, we believe that cash on hand, cash generated from operations, available credit lines and access to credit markets will be adequate to support currently planned business operations, information systems enhancements, capital expenditures, potential stock repurchases, commitments and other contractual obligations on both a near-term and long-term basis.  Our cash and cash equivalents balance at December 31, 2013 includes cash in offshore jurisdictions associated with our permanent reinvestment strategy.  We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic debt or working capital obligations.  If these indefinitely reinvested earnings were repatriated into the United States as dividends, we would be subject to additional taxes.

The effects of inflation have not been significant to our overall operating results in recent years.  Generally, we have been able to introduce new products at higher prices, increase prices and implement other operating efficiencies to sufficiently offset cost increases, which have been moderate.

Credit Ratings

Changes in our credit ratings will likely result in changes in our borrowing costs.  Our credit ratings also impact the cost of our revolving credit facility as discussed below.  Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing.  A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating.  As of January 29, 2014, our commercial paper is rated A-1 by Standard & Poor’s and P-1 by Moody’s and our long-term debt is rated A+ with a stable outlook by Standard & Poor’s and A2 with a stable outlook by Moody’s.

THE ESTÉE LAUDER COMPANIES INC.

Debt

At December 31, 2013, our outstanding borrowings were as follows:

($ in millions)	Long-term Debt	Current Debt	Total Debt
3.70% Senior Notes, due August 15, 2042 (“2042 Senior Notes”) (1), (6)	$248.9	$—	$248.9
6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (2), (6)	296.5	—	296.5
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”) (3)	197.8	—	197.8
2.35% Senior Notes, due August 15, 2022 (“2022 Senior Notes”) (4), (6)	249.8	—	249.8
5.55% Senior Notes, due May 15, 2017 (“2017 Senior Notes”) (5), (6)	324.5	—	324.5
Other borrowings	5.4	15.9	21.3
	$1,322.9	$15.9	$1,338.8

(1)       Consists of $250.0 million principal and unamortized debt discount of $1.1 million.

(2)       Consists of $300.0 million principal and unamortized debt discount of $3.5 million.

(3)       Consists of $200.0 million principal and unamortized debt discount of $2.2 million.

(4)       Consists of $250.0 million principal and unamortized debt discount of $0.2 million.

(5)       Consists of $300.0 million principal, unamortized debt discount of $0.2 million and a $24.7 million adjustment to reflect the termination value of interest rate swaps.

(6)       As of December 31, 2013, we were in compliance with all restrictive covenants, including limitations on indebtedness and liens, and expect continued compliance.

We have a $1.0 billion commercial paper program under which we may issue commercial paper in the United States.  As of December 31, 2013, we had no commercial paper outstanding.

We have a $1.0 billion senior unsecured revolving credit facility that expires on July 14, 2015 (the “Facility”).  The Facility may be used to provide credit support for our commercial paper program and for general corporate purposes.  Up to the equivalent of $250 million of the Facility is available for multi-currency loans.  The interest rate on borrowings under the Facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or ½% plus the Federal funds rate.  We incurred costs of approximately $1 million to establish the Facility which are being amortized over the term of the Facility.  The Facility has an annual fee of $0.6 million, payable quarterly, based on our current credit ratings.  The Facility also contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $100.0 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under this facility.  At December 31, 2013, no borrowings were outstanding under this agreement.

We have a fixed rate promissory note agreement with a financial institution pursuant to which we may borrow up to $150.0 million in the form of loan participation notes through one of our subsidiaries in Europe.  The interest rate on borrowings under this agreement is at an all-in fixed rate determined by the lender and agreed to by us at the date of each borrowing.  At December 31, 2013, no borrowings were outstanding under this agreement.  Debt issuance costs incurred related to this agreement were de minimis.

We have borrowing agreements with two financial institutions pursuant to which our subsidiary in Turkey may borrow up to 50.0 million Turkish lira ($23.9 million at the exchange rate at December 31, 2013).  The interest rate on borrowings under these agreements was approximately 9%.  There were no debt issuance costs incurred related to these agreements.  The outstanding balance at December 31, 2013 was 22.2 million Turkish lira ($10.6 million at the exchange rate at December 31, 2013) and is classified as current debt in our consolidated balance sheet.

Total debt as a percent of total capitalization (excluding noncontrolling interests) decreased to 26% at December 31, 2013 from 29% at June 30, 2013.

THE ESTÉE LAUDER COMPANIES INC.

Cash Flows

Net cash provided by operating activities was $782.4 million during the six months ended December 31, 2013 as compared with $655.1 million in the prior-year period.  The change in cash flows provided by operating activities primarily reflected a favorable change in accounts receivable due to the timing of shipments and timing of collections, due in part to the accelerated orders in the prior-year period from certain retailers to prepare for the implementation of SMI at certain affiliates.  Also contributing to the increase in cash provided by operating activities were favorable changes in the levels and timing of accounts payable including a lower balance in the prior-year period resulting from early payments to prepare for the implementation of SMI.  Partially offsetting these changes were lower accrued income taxes, primarily due to the timing of payments.

Net cash used for investing activities was $226.7 million during the six months ended December 31, 2013 as compared with $216.2 million in the prior-year period.  The increase primarily reflected higher capital expenditure activity in the current-year period related to counters and leasehold improvements.

Net cash used for financing activities was $303.1 million during the six months ended December 31, 2013 as compared with $472.5 million in the prior-year period.  The decrease in cash used for financing activities primarily reflected lower dividend payments consistent with our quarterly dividend payout schedule as compared with our final annual dividend payment made in the prior-year period, as well as a decrease in cash used for the acquisition of treasury stock.  In addition, the prior-year period reflected the proceeds from the issuance of the 2022 Senior Notes and 2042 Senior Notes, which was partially offset by the redemption of the 2013 Senior Notes and repayment of commercial paper.

Dividends

For a summary of quarterly cash dividends declared per share on our Class A and Class B Common Stock during the six months ended December 31, 2013, see Notes to Consolidated Financial Statements, Note 10 — Equity.

Pension and Post-retirement Plan Funding

There have been no significant changes to our pension and post-retirement funding as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Commitments, Contractual Obligations and Contingencies

Since June 30, 2013, we made additional commitments primarily pursuant to leases for certain retail stores and, to a lesser extent, other operating leases, which will result in an increase to our contractual obligations previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.  Operating lease commitments are expected to increase by approximately $2 million, $35 million, $38 million, $32 million, $30 million and $63 million in fiscal 2014, 2015, 2016, 2017, 2018 and thereafter, respectively.  There have been no other significant changes to our commitments and contractual obligations since June 30, 2013. For a discussion of contingencies, see Notes to Consolidated Financial Statements, Note 7 – Contingencies.

Derivative Financial Instruments and Hedging Activities

There have been no significant changes to our derivative financial instruments and hedging activities as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Foreign Exchange Risk Management

We enter into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with our identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that we receive from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  We may also enter into foreign currency option contracts to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as foreign currency cash-flow hedges and have varying maturities through the end of March 2016.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology.  The ineffective portion of both foreign currency forward and option contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income (loss) are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in accumulated other comprehensive income (loss) are reclassified to current-period earnings.  As of December 31, 2013, these foreign currency cash-flow hedges were highly effective in all material respects.

THE ESTÉE LAUDER COMPANIES INC.

At December 31, 2013, we had foreign currency forward contracts in the amount of $1,922.8 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the British pound ($511.6 million), Euro ($361.6 million), Canadian dollar ($205.4 million), Swiss franc ($132.7 million), Japanese yen ($122.1 million), Australian dollar ($94.4 million) and Hong Kong dollar ($92.9 million).

Credit Risk

As a matter of policy, we only enter into derivative contracts with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $14.3 million at December 31, 2013.  To manage this risk, we established strict counterparty credit guidelines that are continually monitored.  Accordingly, management believes risk of loss under these hedging contracts is remote.

Certain of our derivative financial instruments contain credit-risk-related contingent features.  At December 31, 2013, we were in a net asset position for certain derivative contracts that contain such features with two counterparties.  The fair value of collateral required to settle the instruments immediately if a triggering event were to occur is estimated at approximately the fair value of the contracts.  The fair value of those contracts in a net asset position was approximately $1.6 million as of December 31, 2013 and the Company was in compliance with such credit-risk-related contingent features.

Market Risk

Using the value-at-risk model, as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, the high, low and average measured value-at-risk for the twelve months ended December 31, 2013 related to our foreign exchange contracts are as follows:

(In millions)	High	Low	Average

Foreign exchange contracts	$27.4	$19.1	$21.9

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

Item 4. Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure.  The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2013 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

As part of our Strategic Modernization Initiative, we anticipate the continued migration of our operations to SAP-based technologies with the majority of our locations being enabled through calendar 2014.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE ESTÉE LAUDER COMPANIES INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see Notes to Consolidated Financial Statements,  Note 7 — Contingencies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchase Program

We are authorized by the Board of Directors to repurchase up to 216.0 million shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  As of December 31, 2013, the cumulative total of acquired shares pursuant to the authorization was 169.3 million, reducing the remaining authorized share repurchase balance to 46.7 million.  During the six months ended December 31, 2013, we purchased approximately 2.2 million shares pursuant to the authorization for $155.0 million as outlined in the following table:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
July 2013	358,900		$65.36	358,900	48,583,218
August 2013	279,200		65.68	279,200	48,304,018
September 2013	264,386	(2)	66.76	—	48,304,018
October 2013	443,373	(2)	72.76	—	48,304,018
November 2013	1,031,000		71.44	1,031,000	47,273,018
December 2013	540,127		73.19	540,127	46,732,891
	2,916,986		$70.24	2,209,227	46,732,891

(1)     The initial program covering the repurchase of 16.0 million shares was announced in September 1998 and increased by 40.0 million shares each in November 2012, November 2007, February 2007 and May 2005 and 20.0 million shares in both May 2004 and October 2002.

(2)     Includes shares that were repurchased by the Company in connection with shares withheld to satisfy tax obligations upon the vesting of stock-based compensation.

Subsequent to December 31, 2013 and through January 29, 2014, we repurchased approximately 1.2 million additional shares of our Class A Common Stock for $83.6 million pursuant to our share repurchase program.

THE ESTÉE LAUDER COMPANIES INC.

Item 6. Exhibits.

Exhibit Number	Description
10.1	The Estée Lauder Companies Inc. Executive Annual Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2013). *†

31.1	Certification pursuant to Rule 13a-14(a) (CEO).

31.2	Certification pursuant to Rule 13a-14(a) (CFO).

32.1	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)

32.2	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*  Incorporated herein by reference.

† Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ESTÉE LAUDER COMPANIES INC.

Date:	February 5, 2014	By:	/s/ TRACEY T. TRAVIS
Tracey T. Travis
Executive Vice President
and Chief Financial Officer
(Principal Financial and
Accounting Officer)

THE ESTÉE LAUDER COMPANIES INC.

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	The Estée Lauder Companies Inc. Executive Annual Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2013). *†

31.1	Certification pursuant to Rule 13a-14(a) (CEO).

31.2	Certification pursuant to Rule 13a-14(a) (CFO).

32.1	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)

32.2	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*  Incorporated herein by reference.

† Exhibit is a management contract or compensatory plan or arrangement.